Form 10-Q
period 2008-04-30
Quanex Building Products CORP
filed 2008-06-16
CIK 1423221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number 1-33913
QUANEX BUILDING PRODUCTS CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	26-1561397 (I.R.S. Employer Identification No.)
1900 West Loop South, Suite 1500, Houston, Texas 77027
(Address of principal executive offices and zip code)
Registrant’s telephone number, including area code: (713) 961-4600
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer“and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a small reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 12, 2008

Common Stock, par value $0.01 per share	37,608,153

QUANEX BUILDING PRODUCTS CORPORATION
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 30,	October 31,
	2008	2007
	(In thousands except share data)
ASSETS
Current assets:
Cash and equivalents	$40,450	$1,778
Accounts and notes receivable, net of allowance of $1,833 and $2,058	85,834	80,095
Inventories, net	56,647	53,556
Deferred income taxes	1,901	5,370
Prepaid and other current assets	10,349	4,372
Current assets of discontinued operations	—	431,326

Total current assets	195,181	576,497

Property, plant and equipment, net	165,786	173,590
Deferred income taxes	12,584	—
Goodwill	196,372	196,385
Intangible assets, net	64,838	68,199
Other assets	9,499	9,225
Assets of discontinued operations	—	310,926

Total assets	$644,260	$1,334,822

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$68,614	$68,167
Accrued liabilities	32,155	37,102
Current maturities of long-term debt	363	1,464
Current liabilities of discontinued operations	—	242,570

Total current liabilities	101,132	349,303

Long-term debt	2,388	2,551
Deferred income taxes	—	34,457
Non-current environmental reserves	3,458	4,239
Other liabilities	11,891	13,889
Liabilities of discontinued operations	—	47,234

Total liabilities	118,869	451,673

Stockholders’ equity:
Preferred stock, no par value, shares authorized 1,000,000; issued and outstanding none	—	—
Common stock, $0.01 and $0.50 par value, shares authorized 125,000,000 and 100,000,000; issued 37,710,278 and 38,301,033	377	19,151
Additional paid-in-capital	229,042	214,239
Retained earnings	297,026	690,328
Accumulated other comprehensive income (loss)	316	(1,534)

	526,761	922,184
Less treasury stock, at cost 981,117 shares at October 31, 2007	—	(37,287)
Less common stock held by Rabbi Trust, 102,125 and 130,329 shares	(1,370)	(1,748)

Total stockholders’ equity	525,391	883,149

Total liabilities and stockholders’ equity	$644,260	$1,334,822

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)

Net sales	$207,338	$238,551	$382,250	$438,942
Cost and expenses:
Cost of sales (exclusive of items shown separately below)	170,776	191,000	317,853	355,147
Selling, general and administrative expense	43,637	17,196	63,680	36,399
Depreciation and amortization	9,147	9,060	18,106	18,897

Operating income (loss)	(16,222)	21,295	(17,389)	28,499
Interest expense	(100)	(150)	(238)	(312)
Other, net	4,242	81	4,550	160

Income (loss) from continuing operations before income taxes	(12,080)	21,226	(13,077)	28,347
Income tax expense	4,765	(7,849)	5,153	(10,481)

Income(loss) from continuing operations	(7,315)	13,377	(7,924)	17,866
Income (loss) from discontinued operations, net of tax	1,982	19,866	5,675	36,031

Net income (loss)	$(5,333)	$33,243	$(2,249)	$53,897

Basic earnings per common share:
Earnings (loss) from continuing operations	$(0.20)	$0.36	$(0.21)	$0.48
Income (loss) from discontinued operations	0.06	0.54	0.15	0.98

Basic earnings (loss) per share	$(0.14)	$0.90	$(0.06)	$1.46

Diluted earnings per common share:
Earnings (loss) from continuing operations	$(0.20)	$0.34	$(0.21)	$0.46
Income (loss) from discontinued operations	0.06	0.52	0.15	0.94

Basic earnings (loss) per share	$(0.14)	$0.86	$(0.06)	$1.40

Weighted-average common shares outstanding:
Basic	37,265	36,943	37,215	36,920
Diluted	37,265	39,416	37,215	39,113
The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Six Months Ended
	April 30,
	2008	2007
	(In thousands)

Operating activities:
Net income (loss)	$(2,249)	$53,897
(Income) loss from discontinued operations	(5,675)	(36,031)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	18,111	18,901
Deferred income taxes	2,999	(782)
Stock-based compensation	24,936	3,006
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Decrease (increase) in accounts and notes receivable	(5,896)	(12,080)
Decrease (increase) in inventory	(3,127)	(8,080)
Decrease (increase) in other current assets	(4,872)	633
Increase (decrease) in accounts payable	954	16,184
Increase (decrease) in accrued liabilities	(2,294)	(8,510)
Increase (decrease) in income taxes payable	(646)	(3)
Other, net	(2,773)	4,742

Cash provided by (used for) operating activities from continuing operations	19,468	31,877
Cash provided by (used for) operating activities from discontinued operations	25,127	52,507

Cash provided by (used for) operating activities	44,595	84,384

Investing activities:
Capital expenditures, net of retirements	(6,941)	(7,292)

Cash provided by (used for) investing activities from continuing operations	(6,941)	(7,292)
Cash provided by (used for) investing activities from discontinued operations	34,113	(107,515)

Cash provided by (used for) investing activities	27,172	(114,807)

Financing activities:
Repayments of long-term debt	(1,264)	(2,521)
Funding from Separation	27,755	—
Transfers to Quanex Corporation	—	(22,638)
Other, net	(290)	—

Cash provided by (used for) financing activities from continuing operations	26,201	(25,159)
Cash provided by (used for) financing activities from discontinued operations	(46,183)	13,824

Cash provided by (used for) financing activities	(19,982)	(11,335)

Effect of exchange rate changes on cash equivalents	(56)	11
Less: (Increase) decrease in cash and equivalents from discontinued operations	(13,057)	41,184
Increase (decrease) in cash and equivalents from continuing operations	38,672	(563)
Cash and equivalents at beginning of period	1,778	2,247

Cash and equivalents at end of period	$40,450	$1,684

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

				Accumulated
		Additional		Other		Total
	Common	Paid-in	Retained	Comprehensive		Stockholders’
Six Months Ended April 30, 2008	Stock	Capital	Earnings	Income (Loss)	Other	Equity
	(In thousands, except per share amounts)

Balance at October 31, 2007	$19,151	$214,239	$690,328	$(1,534)	$(39,035)	$883,149
Net income (loss)			(2,249)			(2,249)
Common dividends ($0.28 per share)			(10,435)			(10,435)
Stock-based compensation activity (excluding transaction related):
Stock-based compensation earned		2,374				2,374
Stock options exercised			(1,905)		5,883	3,978
Restricted stock awards	3	(3)				—
Stock-based compensation tax benefit		1,609				1,609
Cumulative effect of adopting FIN 48			1,948			1,948
Changes in connection with the Separation:
Separation from Quanex Corporation			(349,220)	1,957	378	(346,885)
Retirement of treasury stock	(413)		(30,991)		31,404	—
Change in par value	(18,343)	18,343				—
Modification of stock-based compensation awards	(8)	(6,738)	(6)			(6,752)
Other	(13)	(782)	(444)	(107)		(1,346)

Balance at April 30, 2008	$377	$229,042	$297,026	$316	$(1,370)	$525,391

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business and Basis of Presentation
Quanex Building Products Corporation and its subsidiaries (Quanex or the Company) are managed on a decentralized basis and operate in two business segments: Engineered Products and Aluminum Sheet Products. The Engineered Products segment produces engineered products and components primarily serving the window and door industry, while the Aluminum Sheet Products segment produces mill finished and coated aluminum sheet serving the broader building products markets and secondary markets such as recreational vehicles and capital equipment. The primary market drivers of the building and construction focused business are residential housing starts and remodeling expenditures. Quanex believes it is a technological leader in the production of aluminum flat-rolled products, flexible insulating glass spacer systems, extruded plastic profiles, and precision-formed metal and wood products which primarily serve the North American building products markets. The Company uses low-cost production processes, and engineering and metallurgical expertise to provide customers with specialized products for specific applications.
On December 12, 2007, Quanex Building Products Corporation was incorporated in the state of Delaware as a subsidiary of Quanex Corporation to facilitate the separation of Quanex Corporation’s vehicular products and building products businesses. The separation occurred on April 23, 2008 through the spin-off of Quanex Corporation’s building products business to its shareholders immediately followed by the merger of Quanex Corporation (consisting principally of the Vehicular Products business and all non-Building Products related corporate accounts) with a wholly-owned subsidiary of Gerdau S.A. (Gerdau). This is hereafter referred to as the “Separation” and is more fully described in Note 3.
Notwithstanding the legal form of the Separation, because Gerdau merged with and into Quanex Corporation immediately following the spin-off and because the senior management of Quanex Corporation continued as the senior management of Quanex Building Products Corporation following the spin-off, we consider Quanex Building Products Corporation as divesting the Quanex Corporation vehicular products segment and non-building products related corporate items and have treated it as the “accounting successor” to Quanex Corporation for financial reporting purposes in accordance with Emerging Issues Task Force (EITF) Issue No. 02-11, “Accounting for Reverse Spinoffs” (EITF 02-11). For purposes of describing the events related to the Separation as well as other events, transactions and financial results of Quanex Building Products Corporation and its subsidiaries related to periods prior to April 23, 2008, the term “Quanex” or the “Company” also refer to Quanex Building Products Corporation’s accounting predecessor, Quanex Corporation.
In accordance with the provisions of Statement of Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144) effective with the Separation on April 23, 2008, the results of operations and cash flows related to the vehicular products business and non-building products related corporate items are reported as discontinued operations for all periods presented. In addition, the assets and liabilities of the vehicular products business and non-building products related corporate items have been segregated from the assets and liabilities related to the Company’s continuing operations and presented separately on the Company’s comparative balance sheet as of October 31, 2007. Unless otherwise noted, all disclosures in the notes accompanying the consolidated financial statements reflect only continuing operations.
The interim unaudited consolidated financial statements of the Company include all adjustments which, in the opinion of management, are necessary for a fair presentation of the Company’s financial position and results of operations. All such adjustments are of a normal recurring nature. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying footnotes. Estimates and assumptions about future events and their effects cannot be perceived with certainty. Estimates may change as new events occur, as more experience is acquired, as additional information becomes available and as the Company’s operating environment changes. Actual results could differ from estimates. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the “Index to Consolidated Financial Statements of Quanex Corporation (Accounting Predecessor to Quanex Building Products Corporation)” of the Company’s Information Statement attached as Exhibit 99.1 to the Company’s Registration Statement on Form 10, filed April 4, 2008 and effective April 9, 2008 (the “Company’s 2008 Form 10”).

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. New Accounting Pronouncements
In May 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. This statement will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 162 on its consolidated financial statements.
In April 2008, the FASB issued FASB Staff Position (FSP) No. SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP SFAS 142-3). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The intent of FSP SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R (revised 2007), “Business Combinations” (SFAS 141R) and other applicable accounting literature. FSP SFAS 142-3 is effective for financial statements issued for the fiscal years beginning after December 15, 2008 (November 1, 2009 for the Company) and must be applied prospectively to intangible assets acquired after the effective date. The Company is currently evaluating the potential impact, if any, of FSP SFAS 142-3 on its consolidated financial statements.
In December 2007, the FASB issued SFAS 141R “Business Combinations”. This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree, the goodwill acquired, contractual contingencies and any estimate or contingent consideration measured at their fair value at the acquisition date. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (for acquisitions closed on or after November 1, 2009 for the Company). Early application is not permitted. While the Company has not yet evaluated SFAS 141R for the impact, if any, the statement will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions closed on or after November 1, 2009.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS 160). SFAS 160 addresses the accounting and reporting framework for minority interests by a parent company. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 (as of November 1, 2009 for the Company). The Company has not yet determined the impact, if any, that SFAS 160 will have on its consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (SFAS 159). This standard provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 (as of November 1, 2008 for the Company). The Company is currently assessing the impact of applying SFAS 159’s elective fair value option on the Company’s financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158), which prescribes recognition of the funded status of a benefit plan in the balance sheet and additional disclosure requirements. The funded status is measured as the difference between the fair market value of the plan assets and the benefit obligation. The recognition of the funded status and disclosure elements of SFAS 158 were effective for fiscal years ending after December 15, 2006 and, accordingly, were adopted by the Company as of October 31, 2007. SFAS 158 also requires the consistent measurement of plan assets and benefit obligations as of the date of the fiscal year-end. This measurement date element will be effective for fiscal years ending after December 15, 2008 (as of October 31, 2009 for the Company), but will not have an impact on the Company as the Company already measures the plan assets and obligations as of the end of its fiscal year.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. SFAS 157, as it relates to financial assets and financial liabilities, becomes effective for fiscal years beginning after November 15, 2007 (as of November 1, 2008 for the Company). On February 12, 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until fiscal years beginning after November 15, 2008 (as of November 1, 2009 for the Company). Upon adoption, the provisions of SFAS 157 are to be applied prospectively with limited exceptions. The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements.
In September 2006, the FASB ratified the EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance — Determining the Amount that Could be Realized in Accordance with FASB Technical Bulletin 85-4” (EITF 06-5). The EITF concluded that a policyholder should consider any additional amounts included in the contractual terms of the life insurance policy in determining the “amount that could be realized under the insurance contract”. For group policies with multiple certificates or multiple policies with a group rider, the EITF also tentatively concluded that the amount that could be realized should be determined at the individual policy or certificate level (i.e., amounts that would be realized only upon surrendering all of the policies or certificates would not be included when measuring the assets). The provisions of EITF 06-5 were effective for fiscal years beginning after December 15, 2006 (as of November 1, 2007 for the Company). The adoption of EITF 06-5 did not have a material impact on the Company’s consolidated financial statements.
In September 2006, the FASB issued FSP No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (FSP AUG AIR-1) which is effective for fiscal years beginning after December 15, 2006 (as of November 1, 2007 for the Company). FSP AUG AIR-1 prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. The Company has adopted the direct expensing method, under which the costs of planned major maintenance activities are expensed in the period in which the costs are incurred. The application of FSP AUG AIR-1 only impacted the Company’s former Vehicular Products Segment, which is reported in discontinued operations. The application of FSP AUG AIR-1 affects the Company’s fiscal 2007 interim period reporting but does not result in a cumulative effect adjustment to the annual consolidated financial statements. The following table illustrates the effect in fiscal 2007 of retroactively applying the direct expensing method on individual line items in the consolidated financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended April 30, 2007			Six Months Ended April 30, 2007
	Before		After	Before		After
Condensed Consolidated	Application of		Application of	Application of		Application of
Statement of Income	FSP AUG AIR-1	Adjustment	FSP AUG AIR-1	FSP AUG AIR-1	Adjustment	FSP AUG AIR-1
	(In thousands, except per share data)
Net sales	$238,551	$—	$238,551	$438,942	$—	$438,942
Income from continuing operations	13,377	—	13,377	17,866	—	17,866
Income from discontinued operations, net of tax	19,423	443	19,866	34,979	1,052	36,031
Net income	$32,800	$443	$33,243	$52,845	$1,052	$53,897

Basic earnings per common share:
Earnings from continuing operations	$0.36	$—	$0.36	$0.48	$—	$0.48
Income from discontinued operations	0.53	0.01	0.54	0.95	0.03	0.98

Basic earnings per share	$0.89	$0.01	$0.90	$1.43	$0.03	$1.46

Diluted earnings per common share:
Earnings from continuing operations	$0.34	$—	$0.34	$0.46	$—	$0.46
Income from discontinued operations	0.50	0.02	0.52	0.92	0.02	0.94

Diluted earnings per share	$0.84	$0.02	$0.86	$1.38	$0.02	$1.40
The effect of applying the direct expensing method retrospectively resulted in an increase in net income of $0.4 million, or $0.01 per basic and $0.02 per diluted share, for the three months ended April 30, 2007. For the six months ended April 30, 2007, the effect of applying the direct expensing method retrospectively resulted in an increase in net income of $1.1 million, or $0.03 per basic and $0.02 per diluted share. The adoption of FSP AUG AIR-1 did not have an impact on full year net income or full year earnings per share for fiscal year 2007.
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) which is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 provides guidance for the recognition, derecognition and measurement in financial statements of tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns. FIN 48 requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. If the tax position meets the more-likely-than-not recognition threshold, the tax effect is recognized at the largest amount of the benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 also provides guidance for classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 permits an entity to recognize interest related to tax uncertainties as either income taxes or interest expense. FIN 48 also permits an entity to recognize penalties related to tax uncertainties as either income tax expense or within other expense classifications. FIN 48 was effective for annual periods beginning after December 15, 2006, and the Company adopted FIN 48 effective November 1, 2007. Consistent with its past practice, the Company continues to recognize interest and penalties as income tax expense. Upon adoption, the Company recorded the cumulative effect of the change in accounting principle of $1.9 million as an increase to retained earnings. The impact of the adoption is more fully disclosed in Note 13.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Discontinued Operations
As discussed in Note 1, the Company’s vehicular products business and non-building products related corporate accounts were separated from the Company’s building products business on April 23, 2008. Although the legal form of the Separation shows Quanex Building Products Corporation as being spun-off in a taxable spin from Quanex Corporation, because of the substance of the transactions, Quanex Building Products Corporation is considered the divesting entity and treated as the “accounting successor,” and Quanex Corporation is the “accounting spinnee” and “accounting predecessor” for financial reporting purposes.
In accordance with SFAS 144, effective with the closing of the Separation on April 23, 2008, the results of operations and cash flows related to the vehicular products business and non-building products related corporate items are reported as discontinued operations for all periods presented. In addition, the assets and liabilities of the vehicular products business and non-building products related corporate items have been segregated from the assets and liabilities related to the Company’s continuing operations and presented separately on the Company’s comparative balance sheet as of October 31, 2007.
In connection with the Separation, Quanex Building Products Corporation received initial funding from Quanex Corporation of $20.9 million as of November 1, 2007. Although the transaction closed on April 23, 2008, economic interests between Quanex Corporation’s building products operations and its vehicular products business/legacy corporate accounts were segregated as of November 1, 2007 whereby cash flows generated by the Company’s building products businesses were retained by the Company upon the Separation.
Because the Separation was a spin-off among shareholders, for financial statement presentation, there is no gain or loss on the separation of the disposed net assets and liabilities. Rather, the carrying amounts of the net assets and liabilities of the Company’s former vehicular products business and non-building products related corporate accounts are removed at their historical cost with an offsetting reduction to stockholders’ equity. As of April 30, 2008, the Company incurred a $346.9 million reduction in stockholders’ equity from the Separation. This reduction will be refined in future reporting periods as the calculation of such reduction is preliminary pending finalization of various items including the final determination of the transaction tax liabilities, the settlement of the remaining true-up items with Gerdau, and the allocation of pension plan assets. The Separation transaction agreements contained four primary true-up items: stock option true-up, change of control agreement true-up, convertible debenture true-up and tax true-up. Two of the true-up items were finalized and cash settled prior to April 30, 2008 and, accordingly are reflected in the $346.9 million; the Company received a net $6.9 million from Gerdau for the Quanex Corporation stock option true-up and the change of control agreement true-up. The two outstanding true-ups as of April 30, 2008, pertain to the settlement of transaction taxes (as the Separation was a taxable spin) and the settlement of Quanex Corporation’s convertible debentures. As these true-ups are settled pursuant to the transaction agreements, the Company will record an adjustment to its cash balance with an offsetting amount to stockholders’ equity. Additionally as the Separation was a taxable spin, the $346.9 million reflects an estimate for taxes on the Separation transaction based on preliminary tax valuations of the Company’s businesses. As these tax valuations are completed and the estimates are refined and finalized, the Separation’s impact on stockholders’ equity will be adjusted with a corresponding adjustment to the Company’s ongoing noncurrent deferred tax asset and related uncertain tax positions reported in the Company’s balance sheet. For additional discussion of transaction taxes related to the Company’s ongoing tax balances, see Note 13.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The components of the assets and liabilities of discontinued operations as of October 31, 2007 were as follows (in thousands):

Current assets:
Cash and equivalents	$171,061
Short-term investments	44,750
Accounts and notes receivable, net of allowance	109,658
Inventories, net	98,630
Deferred income taxes	6,534
Prepaid and other current assets	693

Total current assets	431,326

Property, plant and equipment, net	252,442
Goodwill	6,680
Cash surrender value insurance policies	29,424
Intangible assets, net	17,315
Other assets	5,065

Total assets	$742,252

Current liabilities:
Accounts payable	$81,345
Accrued liabilities	21,794
Income taxes payable	14,431
Current maturities of long-term debt	125,000

Total current liabilities	242,570

Deferred pension obligation	3,750
Deferred postretirement welfare benefits	6,189
Deferred income taxes	25,776
Non-current environmental reserves	8,499
Other liabilities	3,020

Total liabilities	289,804

As reflected above, the following are notable non-building product corporate items that were retained by Quanex Corporation and thus reported in discontinued operations in the historical balance sheets. Additionally, as a result of Quanex Corporation retaining these liabilities, Gerdau is responsible for any future settlement of these items. For additional detail on these items, see the notes to consolidated financial statements in the Company’s 2008 Form 10.
•
Convertible Debentures – Quanex Corporation’s $125.0 million of Convertible Senior Debentures (the Debentures) were retained by Quanex Corporation and reported above in current maturities of long-term debt of discontinued operations. The outstanding principal of the Debentures was reduced from $125.0 million as of October 31, 2007 to $115.6 million as of the Separation as certain holders elected to convert $9.4 million of principal of Debentures during the first fiscal quarter of 2008; the $9.4 million of principal was settled for $18.8 million during the first quarter as the premium (stock price in excess of conversion price) was settled in cash. The conversion obligation of the $115.6 million principal to be settled by Gerdau is approximately $251 million, including the premium.

•
Environmental Reserves – Quanex Corporation retained the environmental contingencies related to the MACSTEEL plant in Jackson, Michigan, the environmental contingency related to Piper Impact and various other legacy environmental matters. For October 31, 2007, the $1.4 million current portion of these reserves is reported in Accrued liabilities and the $8.5 million non-current portion is reported as Non-current environmental reserves in the previous table of discontinued operations.

•
Other Contingencies – Quanex Corporation (and thus Gerdau) retained the putative stockholder derivative and class action lawsuit filed in state district court in Harris County, Texas relating to the spin-off of Quanex Building Products and Quanex’s merger with a subsidiary of Gerdau: Momentum Partners v. Raymond A. Jean, et al, Cause No. 2008-01592 (125th State District Court).

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
•
Tax Contingency – Quanex Corporation retained the current Tax Court case regarding the disallowance by the IRS of a capital loss deduction taken and the imposition of penalties and interest on the deficiency for the tax years 1997 and 1998. As of October 31, 2007, a reserve of $16.1 million was reported in income taxes payable. Upon adoption of FIN 48 on November 1, 2007, this reserve became part of the uncertain tax benefit of $17.7 million. Since this tax contingency has been assumed by Gerdau, the related contingency amounts are reported in discontinued operations.

The results of discontinued operations for the three and six months ended April 30, 2008 and 2007 were as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2008	2007	2008	2007
	(In thousands)
Net sales	$298,939	$280,887	$571,578	$498,137

Transaction expenses and other related Separation costs, before tax	$(15,231)	$(1,823)	$(18,972)	$(1,823)

Income from discontinued operations before tax	$5,797	$30,717	$18,745	$55,867
Income tax (expense)	(3,815)	(10,851)	(13,070)	(19,836)

Income from discontinued operations, net of taxes	$1,982	$19,866	$5,675	$36,031

Net sales of discontinued operations represent net sales of the Company’s former vehicular products segment.
Period over period income from discontinued operations before tax declined primarily due to transaction related costs, LIFO charge related to the vehicular products LIFO inventories and the loss on early extinguishment of debentures.
•
Transaction expenses and other related Separation costs for the three months ended April 30, 2008 include $10.1 million of transaction costs (primarily investment banking fees, legal fees and accounting fees for the merger and discontinued operations’ portion of spin costs) and $4.9 million of expense related to the modification of Quanex Corporation stock based-compensation awards. The six-month figure reflects an additional $3.7 million of transaction related deal costs. The 2007 amounts relate to transaction related deal costs. See Note 12 for additional discussion of the modification of Quanex Corporation’s stock-based compensation awards in connection with the Separation.

•
With respect to inventories valued using the LIFO method, the vehicular products business (i.e. discontinued operations) recognized $15.3 million of LIFO expense during the three and six months ended April 30, 2008 compared to $3.4 million of LIFO expense during the same periods of 2007.

•
During the first fiscal quarter of 2008, certain holders elected to convert $9.4 million principal of Debentures. Quanex Corporation paid $18.8 million to settle these conversions, including the premium which Quanex Corporation opted to settle in cash. Quanex Corporation recognized a $9.7 million loss on early extinguishment which represents the conversion premium and the non-cash write-off of unamortized debt issuance costs. This loss is reported in discontinued operations above.

Discontinued operations’ effective tax rate for the six months ended 2008 increased to 69.7% from 35.5% during the same period of 2007 as a result of the predominately nondeductible pretax loss on early extinguishment of the Debentures coupled with transaction costs which are largely nondeductible for tax purposes.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Intangible Assets
Intangible assets consist of the following (in thousands):

	As of April 30, 2008		As of October 31, 2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Customer relationships	$23,691	$5,795	$23,691	$5,014
Trademarks and trade names	37,930	6,243	37,930	5,397
Patents	25,877	12,822	25,877	11,088

Total	$87,498	$24,860	$87,498	$21,499

Unamortized intangible assets:
Trade name	$2,200		$2,200
The aggregate amortization expense for the three and six month periods ended April 30, 2008 was $1.7 million and $3.4 million, respectively. The aggregate amortization expense for the three month and six month periods ended April 30, 2007 was $1.7 million and $3.4 million, respectively.
Estimated amortization expense for the next five years, based upon the amortization of pre-existing intangibles follows (in thousands):

Fiscal Years Ending	Estimated
October 31,	Amortization
2008 (remaining six months)	$2,348
2009	$3,867
2010	$3,792
2011	$3,792
2012	$3,792
5. Inventories
Inventories consist of the following:

	April 30,	October 31,
	2008	2007
	(In thousands)
Raw materials	$24,288	$24,109
Finished goods and work in process	29,738	26,613

	54,026	50,722
Supplies and other	2,621	2,834

Total	$56,647	$53,556

The values of inventories in the consolidated balance sheets are based on the following accounting methods:

	April 30,	October 31,
	2008	2007
	(In thousands)
LIFO	$27,818	$24,784
FIFO	28,829	28,772

Total	$56,647	$53,556

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
An actual valuation of inventory under the last in, first out (LIFO) method can be made only at the end of each year based on the inventory costs and levels at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory costs and levels. Because these are subject to many factors beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation which could significantly differ from interim estimates. To estimate the effect of LIFO on interim periods, the Company performs a projection of the year-end LIFO reserve and considers expected year-end inventory pricing and expected inventory levels. Depending on this projection, the Company may record an interim allocation of the projected year-end LIFO calculation. With respect to inventories valued using the LIFO method, replacement cost exceeded the LIFO value by approximately $13.6 million as of April 30, 2008 and October 31, 2007, respectively.
6. Earnings Per Share
The computational components of basic and diluted earnings per share from continuing operations are as follows (shares and dollars in thousands except per share amounts):

	For the Three Months Ended
	April 30, 2008			April 30, 2007
			Per-			Per-
	Income	Shares	Share	Income	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings and earnings per share	$(7,315)	37,265	$(0.20)	$13,377	36,943	$0.36

Effect of dilutive securities
Common stock equivalents arising from settlement of contingent convertible debentures	—	—		—	1,888
Common stock equivalents arising from stock options	—	—		—	401
Restricted stock	—	—		—	54
Common stock held by rabbi trust	—	—		—	130

Diluted earnings and earnings per share	$(7,315)	37,265	$(0.20)	$13,377	39,416	$0.34

	For the Six Months Ended
	April 30, 2008			April 30, 2007
			Per-			Per-
	Income	Shares	Share	Income	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings and earnings per share	$(7,924)	37,215	$(0.21)	$17,866	36,920	$0.48

Effect of dilutive securities
Common stock equivalents arising from settlement of contingent convertible debentures	—	—		—	1,670
Common stock equivalents arising from stock options	—	—		—	346
Restricted stock	—	—		—	47
Common stock held by rabbi trust	—	—		—	130

Diluted earnings and earnings per share	$(7,924)	37,215	$(0.21)	$17,866	39,113	$0.46

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Company’s former 2.50% Convertible Senior Debentures due 2034 (the Debentures) are reported in discontinued operations for historical periods as a result of the Separation. In 2005, the Company irrevocably elected to settle the principal amount of its former Debentures in cash when they became convertible and were surrendered by the holders thereof. The Company retained its option to satisfy any excess conversion obligation (stock price in excess of conversion price) with either shares, cash or a combination of shares and cash. As a result of the Company’s election, if dilutive, diluted earnings per share up through the Separation include the amount of shares it would have taken to satisfy the excess conversion obligation, assuming that all of the Debentures outstanding during the period were surrendered. For calculation purposes, the average closing price of the Company’s common stock for each of the periods presented is used as the basis for determining dilution.
The computation of diluted earnings per share excludes outstanding options and other common stock equivalents in periods where inclusion of such potential common stock instruments would be anti-dilutive in the periods presented. When income from continuing operations is a loss, all potential dilutive instruments are excluded from the computation of diluted earnings per share as they would be anti-dilutive. Accordingly, for the three and six months ended April 30, 2008, 2.2 million and 2.4 million, respectively, of common stock equivalents (primarily related to the Debentures) were excluded from the computation of diluted earnings per share. The Debentures will have a potential dilutive impact for year-to-date earnings per share for the remainder of fiscal 2008; however the Debentures will not have a potential dilutive impact for the quarter-to-date earnings per share calculations for the third and fourth fiscal quarters of 2008. The Company’s 1.1 million of stock options granted on April 23, 2008 are potentially dilutive in future earnings per share calculations; such dilution will be dependent on the excess of the market price of the Company’s stock over the exercise price and other components of the treasury stock method. For the six months ended April 30, 2007, 0.3 million stock options were excluded from the computation of diluted earnings per share as the options’ exercise price was greater than the average market price of the common stock during the period.
7. Comprehensive Income
Comprehensive income comprises net income and all other non-owner changes in equity, including foreign currency translation, pension related adjustments and realized and unrealized gains and losses on derivatives, if any. Comprehensive income for the three months ended April 30, 2008 and 2007 was as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2008	2007	2008	2007
	(In thousands)
Comprehensive income:
Net income (loss)	$(5,333)	$33,243	$(2,249)	$53,897
Foreign currency translation adjustment	(6)	78	(107)	18

Total comprehensive income, net of taxes	$(5,339)	$33,321	$(2,356)	$53,915

8. Long-term Debt
Long-term debt consists of the following:

	April 30,	October 31,
	2008	2007
	(In thousands)
Credit Facility Revolver	$—	$—
City of Richmond, Kentucky Industrial Building Revenue Bonds	1,250	2,500
Scott County, Iowa Industrial Waste Recycling Revenue Bonds	1,400	1,400
Capital lease obligations and other	101	115

Total debt	$2,751	$4,015
Less maturities due within one year included in current liabilities	363	1,464

Long-term debt	$2,388	$2,551

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Approximately 96% and 97% of the total debt had a variable interest rate at April 30, 2008 and October 31, 2007, respectively. See Interest Rate Risk section in Item 3, “Quantitative and Qualitative Disclosures about Market Risk” of this Form 10-Q for additional discussion.
Credit Facility
The Company’s $270.0 million Senior Unsecured Revolving Credit Facility (the Credit Facility) was executed on April 23, 2008 and replaced Quanex Corporation’s $350.0 million revolving credit facility. The Credit Facility has a five-year term and is unsecured.
The Credit Facility expires April 23, 2013 and provides for up to $50.0 million for standby letters of credit, limited to the undrawn amount available under the Credit Facility. Borrowings under the Credit Facility bear interest at LIBOR based on a combined leverage and ratings grid. The Credit Facility may be increased by an additional $80.0 million in the aggregate prior to maturity, subject to the receipt of additional commitments and the absence of any continuing defaults. Proceeds from the Credit Facility may be used to provide availability for acquisitions, working capital, capital expenditures and general corporate purposes.
The Credit Facility includes two primary financial covenants including a maximum leverage test and minimum interest coverage test. Additionally, there are certain limitations on additional indebtedness, asset or equity sales, and acquisitions. Dividends and other distributions are permitted so long as after giving effect to such dividend or stock repurchase, there is no event of default. As of April 30, 2008, the Company was in compliance with all current Credit Facility covenants. The Company had no borrowings under the Credit Facility as of April 30, 2008. The aggregate availability under the Credit Facility was $267.6 million at April 30, 2008, which is net of $2.4 million of outstanding letters of credit.
9. Pension Plans and Other Postretirement Benefits
The Company has a number of retirement plans covering substantially all employees. The Company provides both defined benefit and defined contribution plans. In general, the plant or location of his/her employment determines an employee’s coverage for retirement benefits.
The Company has a non-contributory, single employer defined benefit pension plan that covers substantially all non-union employees. Effective January 1, 2007, the Company amended this defined benefit pension plan to include a new cash balance formula for all new salaried employees hired on or after January 1, 2007 and for any non-union employees who were not participating in a defined benefit plan prior to January 1, 2007. Benefits for participants in this plan prior to January 1, 2007 continue to be based on a more traditional formula for retirement benefits.
The components of net pension cost are as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2008	2007	2008	2007
	(In thousands)
Pension Benefits:
Service cost	$1,105	$1,069	$2,293	$1,509
Interest cost	575	593	1,193	838
Expected return on plan assets	(747)	(770)	(1,550)	(1,088)
Amortization of unrecognized prior service cost	—	27	—	38
Amortization of unrecognized net loss	—	47	—	67

Net periodic pension cost	$933	$966	$1,936	$1,364

The increase in net pension cost for the six months ended April 30, 2008 compared to the same 2007 period is primarily attributable to the additional participants in the defined benefit pension plan since January 1, 2007.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
During the six months ended April 30, 2008, the Company made no contributions to its defined benefit plan. Prior to the Separation, the Company’s pension plan included participants from the vehicular products business, the building products businesses and corporate. Upon the Separation, Gerdau assumed the pension benefit liabilities for the vehicular products and corporate retiree participants (reported in discontinued operations) while the Company retained the pension benefit liabilities for the building products and active corporate participants. Accordingly, the plan assets will be allocated based on benefit priority categories of the respective participants between Gerdau and the Company. Calculations and distribution of assets will not be finalized until later in the year. Based on initial valuations and preliminary distribution of assets, the Company estimates that it will contribute up to $4.0 million to its pension plan for the remainder of fiscal 2008 representing minimum pension contributions required.
Net periodic postretirement benefit cost for the three and six months ended April 30, 2008 was $7 thousand and $13 thousand, respectively. Net periodic postretirement benefit cost for the three and six months ended April 30, 2007 was $6 thousand and $13 thousand, respectively.
10. Industry Segment Information
Quanex has two reportable segments: Engineered Products and Aluminum Sheet Products. The Engineered Products segment produces engineered products and components primarily serving the window and door industry, while the Aluminum Sheet Products segment produces mill finished and coated aluminum sheet serving the broader building and construction markets, as well as other capital goods and transportation markets. The main market drivers of the building products focused segments are residential housing starts and residential remodeling expenditures.
LIFO inventory adjustments along with corporate office charges and intersegment eliminations are reported as Corporate, Intersegment Eliminations and Other. The Company accounts for intersegment sales and transfers as though the sales or transfers were to third parties, that is, at current market prices. Corporate assets primarily include cash and equivalents partially offset by the Company’s consolidated LIFO inventory reserve.

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2008	2007	2008	2007
	(In thousands)
Net Sales:
Engineered Products	$92,494	$103,583	$179,770	$202,452
Aluminum Sheet Products	118,281	139,188	210,348	244,425
Intersegment Eliminations	(3,437)	(4,220)	(7,868)	(7,935)

Consolidated	$207,338	$238,551	$382,250	$438,942

Operating Income (Loss):
Engineered Products	$5,296	$9,087	$7,190	$12,938
Aluminum Sheet Products	9,982	16,828	15,585	27,416
Corporate & Other[1]	(31,500)	(4,620)	(40,164)	(11,855)

Consolidated	$(16,222)	$21,295	$(17,389)	$28,499

[1]
Corporate & Other includes transaction-related expenditures of $25.7 million and $26.4 million during the three and six months ended April 30, 2008, respectively, compared to none in the corresponding periods of 2007. For the three months ended April 30, 2008, this represents $1.9 million for the Company’s share of spin-off transaction costs, $22.8 million non-cash expense related to the modification of stock-based compensation awards and $1.0 million related to the acceleration of executive incentive and other benefits. The six months ended April 30, 2008 reflects an additional $0.7 million of spin-off transaction costs from the first quarter of 2008. For additional discussion of the stock-based compensation modification impact, see also Note 12.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	April 30,	October 31,
	2008	2007
	(In thousands)
Identifiable Assets:
Engineered Products	$437,331	$444,677
Aluminum Sheet Products	165,580	162,139
Corporate, LIFO reserve and Intersegment Eliminations & Other	41,349	(14,246)
Discontinued Operations[2]	—	742,252

Consolidated	$644,260	$1,334,822

Goodwill:
Engineered Products	$175,983	$175,996
Aluminum Sheet Products	20,389	20,389

Consolidated	$196,372	$196,385

11. Stockholders’ Equity, Stock Repurchase Program and Treasury Stock
The Company’s authorized capital stock consists of 125,000,000 shares of Common Stock, par value $0.01 per share, and 1,000,000 shares of Preferred Stock, no par value. As of April 30, 2008, there were no shares of Preferred Stock issued or outstanding.
As disclosed in Note 13 of Quanex Corporation’s Form 10-K for the year ended October 31, 2007, Quanex Corporation had Preferred Stock Purchase Rights (the Rights) pursuant to the Third Amended and Restated Rights Agreement (the Rights Agreement) effective October 18, 2004. The Rights Agreement terminated and the rights expired immediately before the closing of the Gerdau Merger. Quanex Building Products Corporation does not currently have a similar rights agreement.
On August 26, 2004, Quanex Corporation’s Board of Directors approved an increase in the number of authorized shares in the Company’s existing stock buyback program, up to 2.25 million shares; and on August 24, 2006 the Board of Directors approved an additional increase of 2.0 million shares to the existing program. As of October 31, 2007, the remaining shares authorized for repurchase in the program was 2,676,050. This program was particular to Quanex Corporation, and Quanex Building Products Corporation’s Board of Directors has not currently established a similar program for the Company.
The Company records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. The Company uses a moving average method on the subsequent reissuance of shares, and any resulting proceeds in excess of cost are credited to additional paid in capital while any deficiency is charged to retained earnings. As of October 31, 2007, the number of shares in treasury was 981,117. The number of shares in treasury was reduced to zero by April 30, 2008 due primarily to the Separation and to a lesser extent stock option exercises and restricted stock issuances.

The Company’s rabbi trust held Quanex Corporation common stock which was recorded as a contra-equity at historical cost prior to the Separation. Upon completion of the Separation the rabbi trust was separated between Quanex Building Products Corporation and Gerdau. For each share held in the Quanex Building Product’s rabbi trust, it will receive the merger proceeds of $39.20 per share and 1 share of Quanex Building Products common stock. The shares of Quanex Building Products common stock are recorded at the same historical cost as before as a contra-equity, whereas the merger proceeds are consolidated in Other current assets. The merger proceeds equated to $4.0 million to the rabbi trust, which was recorded as income in Other, net for the second fiscal quarter of 2008.

12. Stock-Based Compensation
Effective with the Separation on April 23, 2008, the Company established the Quanex Building Products Corporation 2008 Omnibus Incentive Plan (the 2008 Plan). The 2008 Plan provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units (RSUs), performance stock awards, performance unit awards, annual incentive awards, other stock-based awards and cash-based awards. The 2008 Plan is administered by the Compensation and Management Development Committee of the Board and allows for immediate, graded or cliff vesting options, but options must be exercised no later than ten years from the date of grant. The aggregate number of shares of common stock authorized for grant under the 2008 Plan is 2,900,000. Any officer, key employee and / or non-employee director of the Company or any of its affiliates is eligible for awards under the 2008 Plan. The initial awards granted under the 2008 Plan were on April 23, 2008; service is the vesting condition.

[2]
As more fully described in Notes 1 and 3, the Company’s former Vehicular Products segment and non-building products related corporate accounts are reported in discontinued operations for all periods presented.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The 2008 Plan provides for the granting of stock options, common shares or RSUs to key employees and non-employee directors. The Company’s practice is to grant options and restricted stock or RSUs to directors on October 31st of each year, with an additional grant of options to each director on the date of his or her first anniversary of service. Additionally, the Company’s practice is to grant options and restricted stock to employees at the Company’s December board meeting and occasionally to key employees on their respective dates of hire. The timing of grants for fiscal 2008 was unique due to the Separation; instead of Quanex Corporation granting awards in December 2007, the typical December grant was deferred until the Separation date of April 23, 2008. The exercise price of the option awards is equal to the closing market price on these pre-determined dates. The Company generally issues shares from treasury, if available, to satisfy stock option exercises. If there are no shares in treasury (as is the case post Separation) the Company issues additional shares of common stock.
The Company’s stock-based compensation expense prior to the Separation on April 23, 2008 is driven by stock awards issued by the Company’s predecessor, Quanex Corporation. The Company’s stock-based compensation following the Separation is related to the Company’s stock awards only. In all instances the stock-based compensation recorded in Selling, general and administrative expense included in continuing operations relates to employees or former employees of the Company’s building products operating divisions, current corporate employees of the Company and current non-employee directors of the Company. Stock-based compensation expense related to the Company’s former vehicular products business, former corporate employees and former directors is reflected in discontinued operations for all periods presented. Stock-based compensation for the three and six months ended April 30, 2008 and 2007 for the Company’s continuing operations was as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2008	2007	2008	2007
	(In thousands)
Modification – stock options	$21,696	$—	$21,696	$—
Modification – restricted stock	1,061	—	1,061	—

Modification – subtotal	22,757	—	22,757	—
Stock option expense	1,202	397	1,783	2,198
Restricted stock amortization	112	412	316	773
Restricted stock units	12	11	80	35

Stock-based compensation expense	$24,083	$820	$24,936	$3,006

The table above reflects $22.8 million of expense in April 2008 related to the modification of stock-based compensation awards. The Company effectively treated the Separation as though it constituted a change in control for purposes of the Company’s outstanding stock option awards and restricted stock awards. Accordingly, all unvested stock options and restricted shares vested as set forth in the Separation related agreements prior to completion of the Separation on April 23, 2008. Additionally, pursuant to the Separation related agreements, all outstanding stock options were cash settled by Gerdau following the Separation. A change such as this in the terms and conditions of the stock-based awards constitutes a modification of the award. As a result, the Company incurred compensation cost from the incremental increase in fair value of the award upon modification just prior to the Separation over the award’s original grant date fair value. Even though all stock option awards were cash settled by Gerdau following the Separation, the Company recorded $21.7 million of non-cash stock option expense in continuing operations as the expense was associated with awards held by building products employees and active corporate employees and directors. As disclosed below, 1.3 million stock options and 41 thousand restricted stock awards were modified in connection with the Separation.
The Company has not capitalized any stock-based compensation cost as part of inventory or fixed assets during the six months ended April 30, 2008 and 2007. Cash received from option exercises and tax benefits from stock option exercises and lapses on restricted stock prior to the Separation is reflected in discontinued operations’ cash flows from financing activities. Future cash proceeds from stock option exercises and the related tax benefits would be a component of financing cash flows from continuing operations; however, since the Separation on April 23, 2008 there have not been any stock option exercises or lapses on restricted stock.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Restricted Stock Awards
Under the 2008 Plan, common stock may be awarded to key employees, officers and non-employee directors. The recipient is entitled to all of the rights of a shareholder, except that during the forfeiture period the shares are nontransferable. The awards vest over a specified time period, but typically either immediately vest or cliff vest over a three-year period with service as the vesting condition. Upon issuance of stock under the plan, fair value is measured by the grant date price of the Company’s shares. This fair value is then expensed over the restricted period with a corresponding increase to additional paid-in-capital. The summary below reflects all restricted stock awards, including those awarded to former vehicular products employees whose expense is reported in discontinued operations. However, just prior to the Separation, restrictions on all outstanding restricted stock awards lapsed. Therefore, all activity post Separation would relate to the Company’s continuing operations. A summary of non-vested restricted shares changes during the six months ended April 30, 2008 follows.

		Weighted-Average
		Grant-Date Fair
	Shares	Value Per Share

Nonvested at October 31, 2007	113,410	$34.33
Vested prior to the Separation	(72,625)	31.98
Vested in connection with the Separation	(40,785)	38.51

Subtotal at Separation	—	—
Granted following Separation	275,185	15.02

Nonvested at April 30, 2008	275,185	$15.02

The weighted-average grant-date fair value of restricted stock granted during the six months ended April 30, 2008 and 2007 was $15.02 and $37.55, respectively. The total fair value of restricted stock vested in 2008 prior to the Separation and in connection with the Separation was $2.3 million and $2.2 million, respectively. Total unrecognized compensation cost related to unamortized restricted stock awards was $4.1 million as of April 30, 2008. That cost is expected to be recognized over a weighted-average period of 3.0 years.
Stock Options
As described in the Company’s 2008 Form 10, the Company uses the Black-Scholes-Merton option-pricing model to estimate the fair value of its stock options. The 2008 valuation assumptions pertain to grants made by Quanex Building Products Corporation subsequent to the Separation on April 23, 2008. The 2007 valuation assumptions pertain to Quanex Corporation stock options but are applicable to the Company as those 2007 valuation assumptions impacted stock-based compensation for building products employees (reported in continuing operations) during the periods prior to the Separation. A description of the methodology for the valuation assumption follows:
•
Expected Volatility – For 2007, expected volatility was determined using historical volatilities based on historical Quanex Corporation stock prices for a period that matches the expected term. For the 2008 grants following the Separation, expected volatility was determined based on the historical data available for peer companies since Quanex Building Products Corporation is a new company with no historical price data available. The expected volatility assumption is adjusted if future volatility is expected to vary from historical experience.

•
Expected Term – The expected term of options represents the period of time that options granted are expected to be outstanding and falls between the option’s vesting and contractual expiration dates. For 2007, the expected term assumption was developed by using historical exercise data of Quanex Corporation adjusted as appropriate for future expectations. Quanex Building Products Corporation is a new company with no company specific exercise behavior available. Accordingly, for the 2008 grants following the Separation, expected term was determined based on historical data from Quanex Corporation considering that Quanex Corporation’s employee group was the most similar to Quanex Building Products Corporation’s employee group. Separate groups of employees that have similar historical exercise behavior are considered separately. Accordingly, the expected term range given below results from certain groups of employees exhibiting different behavior.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
•	Risk-Free Rate – The risk-free rate is based on the yield at the date of grant of a zero-coupon U.S. Treasury bond whose maturity period equals the option’s expected term.
•
Expected Dividend Yield – For the 2007 grants, the expected dividend yield over the expected term was based on the expected dividend yield of Quanex Corporation prior to the Separation. For the 2008 grants following the Separation, this valuation assumption was based on the expected dividend yield of Quanex Building Products Corporation following the Separation

The fair value of each option was estimated on the date of grant. The following is a summary of valuation assumptions and resulting grant-date fair values for grants during the following periods.

	Six Months Ended April 30,
	2008	2007
	(Quanex Building	(Quanex
	Products)	Corporation)

Weighted-average expected volatility	39.0%	36.5%
Expected term (in years)	4.9-5.1	4.9-5.1
Risk-free interest rate	3.0%	4.4%
Expected dividend yield over expected term	1.0%	1.8%
Weighted-average grant-date fair value per share	$5.28	$12.48
The decrease in the weighted average grant-date fair value is primarily related to the Company’s stock price; in 2008, for Quanex Building Products Corporation, the weighted-average market price on the date of grant was $15.02 compared to $37.55 in 2007 for Quanex Corporation.
Below is a table summarizing the stock option activity for the 2008 Plan (applicable to periods subsequent to the Separation) and in all former Quanex Corporation plans (applicable to periods prior to the Separation) since October 31, 2007. The summary below reflects all stock option awards of the Company and its accounting predecessor, including those awarded to former vehicular products employees and corporate retirees whose expense is reported in discontinued operations. However, all activity post Separation relates to the Company’s continuing operations.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
		Price	Contractual	Value
	Shares	Per Share	Term (in years)	(000s)

Outstanding at October 31, 2007	1,427,275	$27.57
Granted	5,000	52.31
Exercised	(155,057)	25.69
Forfeited or expired	—	—

Outstanding just prior to the Separation	1,277,218	27.89
Modified to liability awards just prior to Separation	(1,277,218)	27.89

Outstanding at Separation	—	—
Granted following the Separation	1,097,461	15.02

Outstanding at April 30, 2008	1,097,461	15.02	10.0	$2,173

Vested or expected to vest at April 30, 2008	787,779	15.02	10.0	$1,560

Exercisable at April 30, 2008	50,000	$15.02	10.0	$99

The total intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the six months ended April 30, 2008 and 2007 was $4.0 million and $1.0 million, respectively.
A summary of the nonvested stock option shares during the six months ended April 30, 2008 is presented below:

		Weighted-Average
		Grant-Date Fair
	Shares	Value Per Share

Nonvested at October 31, 2007	577,580	$11.55
Granted	5,000	16.31
Vested prior to the Separation	(309,447)	10.78
Vested in connection with the Separation	(273,133)	12.51

Nonvested at Separation	—	—
Granted following Separation	1,097,461	5.28
Vested following Separation	(50,000)	5.24

Nonvested at April 30, 2008	1,047,461	$5.28

The total fair value of shares vested from November 1, 2007 to the Separation was $3.4 million, while the total fair value of shares vested in connection with the Separation (reflecting the modification) was $14.8 million. The total fair value of shares vested following the Separation through April 30, 2008 was $0.3 million. Total unrecognized compensation cost related to stock options granted under the 2008 Plan was $3.4 million as of April 30, 2008. That cost is expected to be recognized over a weighted-average period of 3.0 years.
13. Income Taxes
The provision for income taxes is determined by applying an estimated annual effective income tax rate to income from continuing operations before income taxes. The rate is based on the most recent annualized forecast of pretax income, permanent book versus tax differences and tax credits. The Company’s estimated annual effective tax rate for the six months ended April 30, 2008 is 39.4% compared to 37.0% for the six months ended April 30, 2007. This increase is primarily related to transaction costs incurred which are largely nondeductible for tax purposes.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The nature of the Separation described in Notes 1 and 3 created an estimated current income tax payable reflected in discontinued operations of approximately $65.1 million and a corresponding noncurrent deferred income tax asset reflected in continuing operations. The amount reflected in the balance sheet as of April 30, 2008 of $12.6 million includes this $65.1 million noncurrent deferred income tax asset partially offset by noncurrent deferred income tax liabilities of $36.2 million and a liability for unrecognized tax benefit of $16.3 million. Management determined it was appropriate to establish this liability for unrecognized tax benefit associated with the Separation. The noncurrent deferred income tax asset and related liability for unrecognized tax benefit are estimates based on the information available at this time. These amounts will be further refined as more information becomes available.
As disclosed in Note 2, the Company adopted FIN 48 effective November 1, 2007. Upon adoption, the Company recorded the cumulative effect of the change in accounting principle of $1.9 million as an increase to retained earnings. Of this amount, $2.2 million related to discontinued operations and ($0.3) million related to continuing operations. As a result, for continuing operations, the Company recognized a $0.4 million increase in the liability for unrecognized tax benefits, and a $0.1 million net reduction in deferred tax liabilities. Upon adoption on November 1, 2007, the Company’s unrecognized tax benefits related to continuing operations totaled $0.4 million, of which $37 thousand related to interest and penalties. The liabilities for unrecognized tax benefits at November 1, 2007, included $0.1 million for which the disallowance of such items would not affect the annual effective tax rate. Non-current unrecognized tax benefits not associated with the Separation are related to state tax issues regarding the interpretations of tax laws and regulations and are recorded in Other liabilities on the Consolidated Balance Sheet.
The Company and its subsidiaries file income tax returns in the U.S. federal and various state jurisdictions as well as in Canada. The Company is not currently under a tax examination, but in certain jurisdictions the statute of limitations has not yet expired. The Company generally remains subject to examination of its U.S. federal income tax returns for 2004 and later years. The Company generally remains subject to examination of its various state income tax returns for a period of four to five years from the date the return was filed. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the state of the federal change.
Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s financial statements or income tax returns. The final outcome of the future tax consequences of legal proceedings as well as the outcome of competent authority proceedings, changes in regulatory tax laws, or interpretation of those tax laws could impact the Company’s financial statements. The Company is subject to the effects of these matters occurring in various jurisdictions. Accordingly, the Company has unrecognized tax benefits recorded for which it is reasonably possible that the amount of the unrecognized tax benefits will increase or decrease within the next twelve months. Any such increase or decrease could have a material affect on the financial results for any particular fiscal quarter or year. However, based on the uncertainties associated with these matters, it is not possible to estimate the impact of any such change.
The unrecognized tax benefits at April 30, 2008 of $16.7 million (including $0.1 million for which the disallowance of such items would not affect the annual effective tax rate) primarily relates to the Separation. All other previously recorded unrecognized tax benefit is associated with discontinued operations as discussed in Note 3. For the six months ended April 30, 2008, the Company recognized $4 thousand in interest and penalties, which are reported as income tax expense in the Consolidated Statement of Income consistent with past practice.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
14. Commitments
The Company has operating leases for certain real estate and equipment. Rental expense for the six months ended April 30, 2008 and 2007 was $2.6 million and $2.5 million, respectively.
Future minimum payments as of April 30, 2008, by year and in the aggregate under operating leases having original non-cancelable lease terms in excess of one year and estimated non-cancellable purchase obligations with remaining terms in excess of a year as of April 30, 2008, by year and in the aggregate were as follows (in thousands):

Future
Fiscal Years Ending	Minimum
October 31,	Payments
2008 (remaining six months)	$2,590
2009	$4,827
2010	$3,647
2011	$1,942
2012	$1,428
Thereafter	$5,260
15. Contingencies
Environmental
Quanex is subject to extensive laws and regulations concerning the discharge of materials into the environment and the remediation of chemical contamination. To satisfy such requirements, Quanex must make capital and other expenditures on an ongoing basis. The Company accrues its best estimates of its remediation obligations and adjusts such accruals as further information and circumstances develop. Those estimates may change substantially depending on information about the nature and extent of contamination, appropriate remediation technologies, and regulatory approvals. In accruing for environmental remediation liabilities, costs of future expenditures are not discounted to their present value, unless the amount and timing of the expenditures are fixed or reliably determinable. When environmental laws might be deemed to impose joint and several liability for the costs of responding to contamination, the Company accrues its allocable share of liability taking into account the number of parties participating, their ability to pay their shares, the volumes and nature of the wastes involved, the nature of anticipated response actions, and the nature of the Company’s alleged connections. The cost of environmental matters has not had a material adverse effect on Quanex’s operations or financial condition in the past, and management is not aware of any existing conditions that it currently believes are likely to have a material adverse effect on Quanex’s operations, financial condition or cash flows.
Total environmental reserves and corresponding recoveries for Quanex’s current plants were as follows:

	April 30,	October 31,
	2008	2007
	(In thousands)
Current[3]	$1,600	$1,500
Non-current	3,458	4,239

Total environmental reserves	5,058	5,739

Receivable for recovery of remediation costs[4]	$5,591	$5,591

Approximately $0.8 million of the April 30, 2008 reserve represents administrative costs; the balance represents estimated costs for investigation, studies, cleanup, and treatment. The reserve has not been discounted and includes amounts for certain fixed and reliably determinable components of the Company’s remediation liabilities. As discussed below, an associated $5.6 million undiscounted recovery from indemnitors of remediation costs at one plant site is recorded as of April 30, 2008 and October 31, 2007. The change in the environmental reserve during the first six months of fiscal 2008 primarily consisted of cash payments for the Company’s existing environmental matter.

[3]	Reported in Accrued liabilities on the Consolidated Balance Sheets

[4]	Reported in Prepaid and other current assets and Other assets on the Consolidated Balance Sheets

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Company’s Nichols Aluminum-Alabama, LLC (NAA) subsidiary operates a plant in Decatur, Alabama that is subject to an Alabama Hazardous Wastes Management and Minimization Act Post-Closure Permit. Among other things, the permit requires NAA to remediate, as directed by the state, historical environmental releases of wastes and waste constituents. Consistent with the permit, NAA has undertaken various studies of site conditions and, during the first quarter 2006, started a phased program to treat in place free product petroleum that had been released to soil and groundwater. Based on its studies to date, which remain ongoing, the Company’s remediation reserve at NAA’s Decatur plant is $5.1 million. NAA was acquired through a stock purchase in which the sellers agreed to indemnify Quanex and NAA for environmental matters related to the business and based on conditions initially created or events initially occurring prior to the acquisition. Environmental conditions are presumed to relate to the period prior to the acquisition unless proved to relate to releases occurring entirely after closing. The limit on indemnification is $21.5 million excluding legal fees. In accordance with the indemnification, the indemnitors paid the first $1.5 million of response costs and have been paying 90% of ongoing costs. Based on its experience to date, its estimated cleanup costs going forward, and costs incurred to date as of April 30, 2008, the Company expects to recover from the sellers’ shareholders an additional $5.6 million. Of that, $4.6 million is recorded in Other assets, and the balance is reflected in Prepaid and other current assets.
The final remediation costs and the timing of the expenditures at the NAA plant will depend upon such factors as the nature and extent of contamination, the cleanup technologies employed, the effectiveness of the cleanup measures that are employed, and regulatory concurrences. While actual remediation costs therefore may be more or less than amounts accrued, the Company believes it has established adequate reserves for all probable and reasonably estimable remediation liabilities. It is not possible at this point to reasonably estimate the amount of any obligation for remediation in excess of current accruals because of uncertainties as to the extent of environmental impact, cleanup technologies, and concurrence of governmental authorities. The Company currently expects to pay the accrued remediation reserve through at least fiscal 2016, although some of the same factors discussed earlier could accelerate or extend the timing.
Other
From time to time, the Company and its subsidiaries are involved in various litigation matters arising in the ordinary course of their business. Although the ultimate resolution and impact of such litigation on the Company is not presently determinable, the Company’s management believes that the eventual outcome of such litigation will not have a material adverse effect on the overall financial condition, results of operations or cash flows of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
The discussion and analysis of Quanex Building Products Corporation and its subsidiaries’ financial condition and results of operations should be read in conjunction with the April 30, 2008 and October 31, 2007 Consolidated Financial Statements of the Company and the accompanying notes. References made to the “Company” or “Quanex” include Quanex Building Products Corporation and its subsidiaries and Quanex Corporation (Predecessor to Quanex Building Products Corporation) unless the context indicates otherwise.
Private Securities Litigation Reform Act
Certain of the statements contained in this document and in documents incorporated by reference herein, including those made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking” statements as defined under the Private Securities Litigation Reform Act of 1995. Generally, the words “expect,” “believe,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements which address future operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to volume, sales, operating income and earnings per share, and statements expressing general optimism about future operating results, are forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company’s historical experience and our present projections or expectations. As and when made, management believes that these forward-looking statements are reasonable. However, caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date when made and there can be no assurance that such forward-looking statements will occur. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by federal securities laws.
Factors exist that could cause the Company’s actual results to differ materially from the expected results described in or underlying the Company’s forward-looking statements. Such factors include domestic and international economic activity, prevailing prices of aluminum scrap and other raw material costs, the rate of change in prices for aluminum scrap, energy costs, interest rates, construction delays, market conditions, particularly in the home building and remodeling markets, any material changes in purchases by the Company’s principal customers, labor supply and relations, environmental regulations, changes in estimates of costs for known environmental remediation projects and situations, world-wide political stability and economic growth, the Company’s successful implementation of its internal operating plans, acquisition strategies and integration, performance issues with key customers, suppliers and subcontractors, and regulatory changes and legal proceedings. Accordingly, there can be no assurance that the forward-looking statements contained herein will occur or that objectives will be achieved. All written and verbal forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors. For a more complete discussion of factors that may affect the Company’s future performance, please refer to the Company’s Information Statement attached as Exhibit 99.1 to the Company’s Registration Statement on Form 10, filed April 4, 2008 and effective April 9, 2008 (the Form 10), in particular the sections titled “Risk Factors” and “Special Note About Forward-Looking Statements” contained therein.
Separation and Merger
The Company operates two businesses: Engineered Products and Aluminum Sheet Products. The Engineered Products business produces window and door components for OEMs that primarily serve the North American residential construction and remodeling markets. The Aluminum Sheet Products business produces mill finished and coated aluminum sheet serving the broader building and construction markets, as well as other capital goods and transportation markets.
Prior to April 23, 2008, the Company also operated a Vehicular Products business which produced engineered steel bars for the light vehicle, heavy duty truck, agricultural, defense, capital goods, recreational and energy markets.

As more fully described in Notes 1 and 3 of the consolidated financial statements in Item 1, on April 23, 2008, Quanex Corporation spun off its building products businesses in a taxable spin and merged its vehicular products business with a wholly-owned subsidiary of Gerdau S.A. (Gerdau). Notwithstanding the legal form of the transactions, because of the substance of the transactions, Quanex Building Products Corporation was the divesting entity and treated as the “accounting successor,” and Quanex Corporation was the “accounting spinnee” for financial reporting purposes in accordance with Emerging Issues Task Force Issue (EITF) No. 02-11, “Accounting for Reverse Spinoffs” (EITF 02-11).
The spin-off of and subsequent merger is hereafter referred to as the “Separation”. For purposes of describing the events related to the Separation, as well as other events, transactions and financial results of Quanex Corporation and its subsidiaries related to periods prior to April 23, 2008, the term “the Company” refers to Quanex Building Product’s accounting predecessor, or Quanex Corporation.
In accordance with the provisions of the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), effective with the closing of the Separation on April 23, 2008, the results of operations and cash flows related to the Company’s vehicular products and non-building products related corporate accounts are reported as discontinued operations for all periods presented. In addition, the assets and liabilities of the Company’s vehicular products and non-building products related corporate accounts have been segregated from the assets and liabilities related to the Company’s continuing operations and presented separately on the Company’s comparative balance sheet as of October 31, 2007. Unless otherwise noted, all disclosures in the notes accompanying the consolidated financial statements as well as all discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) reflects only continuing operations.
Transaction Expenditures
In connection with the Separation, the Company recognized $16.5 million of transaction expenses during the first half of fiscal year 2008 that were expensed as incurred. Of the transaction expenses recognized for the year, $2.6 million is included in Selling, general and administrative expenses and $13.9 million is included in discontinued operations. In accordance with the Separation related agreements, transaction costs related to the merger were to be paid entirely by Gerdau, whereas the transaction costs related to the spin-off of Quanex Building Products were to be split 50/50 between Gerdau and Quanex Building Products. As such, Quanex Building Products’ portion of the spin-off transaction costs is presented in Selling, general and administrative expenses and all merger related transaction costs and the remaining spin-off costs are presented in discontinued operations. Further details of the spin-off and merger transaction costs are presented in the Corporate & Other Results of Operations below and Notes 1 and 3 of Item 1. The loss recognized in the second quarter and for the year is directly a result of the above transaction costs coupled with other transaction related expenses recognized for the year, with the vast majority recognized as of the date of the Separation on April 23, 2008.

Consolidated Results of Operations
Summary Information

	Three Months Ended April 30,				Six Months Ended April 30,
	2008	2007	Change	%	2008	2007	Change	%
	(Dollars in millions)

Net sales	$207.3	$238.6	$(31.3)	(13.1)%	$382.3	$438.9	$(56.6)	(12.9)%
Cost of sales[5]	170.8	191.0	(20.2)	(10.6)	317.9	355.1	(37.2)	(10.5)
Selling, general and administrative	43.6	17.2	26.4	153.5	63.7	36.4	27.3	75.0
Depreciation and amortization	9.1	9.1	—	—	18.1	18.9	(0.8)	(4.2)

Operating income	(16.2)	21.3	(37.5)	(176.1)	(17.4)	28.5	(45.9)	(161.1)

Operating income margin	(7.8)%	8.9%	(16.7)%		(4.6)%	6.5%	(11.1)%
Interest expense	(0.1)	(0.2)	0.1	(50.0)	(0.2)	(0.3)	0.1	(33.3)
Other, net	4.2	0.1	4.1	4,100.0	4.5	0.2	4.3	2,150.0
Income tax expense	4.8	(7.8)	12.6	(161.5)	5.2	(10.5)	15.7	(149.5)

Income from continuing operations	$(7.3)	$13.4	$(20.7)	(154.5)%	$(7.9)	$17.9	$(25.8)	(144.1)%

Overview
The economic headwinds experienced over the past several quarters have showed no signs of abatement as new home starts were down approximately 34% compared to the second quarter of fiscal 2007. Net sales for the second quarter outperformed the market, down only 13.1% versus the second quarter of last year, due to new product and customer initiatives and bolstered by a more resilient repair and remodeling market. Engineered Products’ new product and customer initiatives continue to help mitigate the impacts of the deteriorating markets; however these efforts were eclipsed by $26.4 million specifically identifiable Separation related costs (primarily non-cash). The new product and customer initiatives on the other hand are expected to increase further over the second half of the year even in light of the tough market conditions. These initiatives are also expected to further increase next year and beyond as the Company is committed to accelerating development of new products that improve thermal efficiency and by capturing new programs.
The Company experienced seasonality consistent with historical trends for the second quarter as it experienced an 19% increase in net sales over the first fiscal quarter of 2008. The first fiscal quarter is typically the lowest quarter in terms of sales and earnings, primarily a result of reduced construction activity across the country. The second fiscal quarter includes the start to the spring building season which results in a noticeable quarter-over-quarter increase each year. In light of the lower year-over-year operating levels, management remains focused on costs and has taken further steps during the second quarter to reduce fixed and semi-variable expenses.
Business Segments
Business segments are reported in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131). SFAS 131 requires that the Company disclose certain information about its operating segments, where operating segments are defined as “components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance”. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments.

[5]	Exclusive of items shown separately below.

Quanex has two building products customer-focused reportable segments. The Company’s reportable segments are Engineered Products and Aluminum Sheet Products. The Engineered Products segment primarily produces engineered products and components serving the window and door industry, while the Aluminum Sheet Products segment produces mill finished and coated aluminum sheet serving the broader building products markets and secondary markets such as recreational vehicles and capital equipment. The primary market drivers of both segments are residential housing starts and remodeling expenditures.
For financial reporting purposes three of the Company’s four operating divisions, Homeshield, Truseal and Mikron, have been aggregated into the Engineered Products reportable segment. The remaining division, Nichols Aluminum, is reported as a separate, reportable segment. Additionally, Corporate & Other is comprised of corporate office expenses and certain inter-division eliminations. The sale of products between segments is recognized at market prices. Operating income is a primary determinant in assessing performance. The segments follow the accounting principles described in Item 1, Note 1 to the consolidated financial statements of the Company’s 2008 Form 10. Note that the two reportable segments value inventory on a FIFO basis and the LIFO reserve relating to those operations accounted for under the LIFO method of inventory valuation is computed on a consolidated basis in a single pool and treated as a corporate expense.
Three and Six Months Ended April 30, 2008 Compared to Three and Six Months Ended April 30, 2007
Engineered Products

	Three Months Ended April 30,				Six Months Ended April 30,
	2008	2007	Change	%	2008	2007	Change	%
	(Dollars in millions)

Net sales	$92.5	$103.6	$(11.1)	(10.7)%	$179.8	$202.4	$(22.6)	(11.2)%
Cost of sales[6]	70.2	78.3	(8.1)	(10.3)	139.5	156.1	(16.6)	(10.6)
Selling, general and administrative	10.2	9.8	0.4	4.1	19.6	20.0	(0.4)	(2.0)
Depreciation and amortization	6.8	6.4	0.4	6.3	13.5	13.4	0.1	0.7

Operating income	$5.3	$9.1	$(3.8)	(41.8)%	$7.2	$12.9	$(5.7)	(44.2)%

Operating income margin	5.7%	8.8%	(3.1)%		4.0%	6.4%	(2.4)%
The primary market drivers for the Engineered Products segment are North American housing starts and residential remodeling activity. The primary drivers were down for the three and six month periods ended April 30, 2008 compared to the same periods of 2007, with housing starts estimated to be down approximately 34% and 31%, respectively. The Engineered Products’ operations continued to outperform the market with sales decreasing far less compared to the market declines due to new product and customer initiatives and bolstered by a more resilient repair and remodeling market.
The decrease in net sales at the Engineered Products segment for the three and six months ended April 30, 2008 is entirely due to reduced volumes attributable to the continued falloff of housing starts and lower expenditures for remodeling and repair of the housing stock. Offsetting the market falloff was the continued growth of the new programs started in fiscal 2007 that are expected to contribute more over the second half of fiscal 2008. The Engineered Products segment continues to develop and is currently producing and selling products that position it very well for the anticipated increase in “Green Building” as the Company’s thermal-efficient products weigh more favorably with consumers at high energy cost levels.
Operating income and the corresponding margin decreased at Engineered Products for the three and six months ended April 30, 2008 driven entirely by the depressed construction market. The second fiscal quarter typically increases over the prior first quarter due to the start of the spring building season and this year was no different. The difference versus the prior year is the fact that the lower volumes in the current year have resulted in fixed cost de-leveraging that are visible in the lower operating income and operating income margins. The segment continues to focus on controllable costs. Recurring selling, general and administrative costs have been reduced, but the ramp-up of costs attributable to new product efforts have nearly offset the reductions. Both cost savings and product growth efforts are expected to benefit the results for remainder of the fiscal year and beyond.

[6]	Exclusive of items shown separately below.

Aluminum Sheet Products

	Three Months Ended April 30,				Six Months Ended April 30,
	2008	2007	Change	%	2008	2007	Change	%
	(Dollars in millions)

Net sales	$118.3	$139.2	$(20.9)	(15.0)%	$210.4	$244.4	$(34.0)	(13.9)%
Cost of sales[7]	104.0	117.3	(13.3)	(11.3)	186.2	207.3	(21.1)	(10.2)
Selling, general and administrative	2.0	2.5	(0.5)	(20.0)	4.1	4.3	(0.2)	(4.7)
Depreciation and amortization	2.3	2.6	(0.3)	(11.5)	4.5	5.4	(0.9)	(16.7)

Operating income	$10.0	$16.8	$(6.8)	(40.5)%	$15.6	$27.4	$(11.8)	(43.1)%

Operating income margin	8.5%	12.1%	(3.6)%		7.4%	11.2%	(3.8)%
The primary market drivers for the Aluminum Sheet Products segment are North American housing starts and residential remodeling activity. The primary drivers were down for the three and six months periods ended April 30, 2008 compared to the same periods of 2007, with housing starts estimated to be down approximately 34% and 31%, respectively.
The decrease in net sales at the Aluminum Sheet Products segment for the second quarter of fiscal 2008 was the result of an 11.9% volume decrease due to the very soft primary and secondary markets coupled with a 3.5% decrease in average selling price. The decrease in net sales at the Aluminum Sheet Products segment for the first half of fiscal 2008 was the result of an 8.9% volume decrease coupled with a 5.5% decrease in average selling price. The reduction in the average selling price at the Aluminum Sheet Products segment is principally related to the reduction in aluminum ingot prices on the London Metals Exchange (LME). Throughout the second fiscal quarter, aluminum LME pricing continued to trend upward which is a positive indicator for future quarters.
Similar to the Engineered Products segment, operating income and the corresponding margin decreased at the Aluminum Sheet Products segment for the three and six months ended April 30, 2008 as a direct result of the depressed residential construction market. The expected up-tick in second quarter seasonal activity did take place, though later than normal, as the Spring building season appeared to be delayed. The problem of fixed expense de-leveraging at these lower volume levels carried over from the first quarter. Also contributing to the year-over-year decline are the compressed spreads being realized due to a poorer mix (less painted sheet) and the relatively low aluminum prices. Material spreads are highly correlated with aluminum ingot prices over time, which explains why the recent upward movement in LME prices is usually a good barometer of future results.

[7]	Exclusive of items shown separately below.

Corporate and Other

	Three Months Ended April 30,				Six Months Ended April 30,
	2008	2007	Change	%	2008	2007	Change	%
	(Dollars in millions)

Net sales	$(3.5)	$(4.2)	$0.7	(16.7)%	$(7.9)	$(7.9)	$—	0.0%
Cost of sales[8]	(3.4)	(4.6)	1.2	(26.1)	(7.8)	(8.3)	0.5	(6.0)
Selling, general and administrative	31.4	4.9	26.5	540.8	40.0	12.1	27.9	230.6
Depreciation and amortization	—	0.1	(0.1)	(100.0)	0.1	0.1	—	0.0

Operating income	$(31.5)	$(4.6)	$(26.9)	584.8%	$(40.2)	$(11.8)	$(28.4)	240.7%

Corporate and other operating expenses, which are not in the segments mentioned above, include inter-segment eliminations, the consolidated LIFO inventory adjustments (calculated on a combined pool basis) corporate office expenses and Quanex Building Products Corporation’s portion of transaction-related costs. Net sales amounts represent inter-segment eliminations between the Engineered Products segment and the Aluminum Sheet Products segment with an equal and offsetting elimination in Cost of sales. Selling, general and administrative costs were higher during the three and six months ended April 30, 2008 compared to the same 2007 periods as a direct result of transaction related expenses. Following is the breakdown of year-to-date April 30, 2008 transaction-related expenses that contributed to the increased year-over-year Selling, general and administrative costs:

(Dollars in
millions)

Building Products’ share of spin-off transaction costs	$2.6
Stock-based compensation expense – modification impact	22.8
Acceleration of executive incentives and other benefits	1.0

Total transaction related expense	$26.4

Quanex Building Products Corporation’s portion of spin-off transaction costs including investment banking fees paid upon consummation of the spin-off, legal fees and accounting related fees amounted to $2.6 million year-to-date. The Company effectively treated the Separation as though it constituted a change in control for purposes of the Company’s stock option plans, restricted stock plans, long-term incentive plans and non-employee director retirement plan. As a result, all unvested stock options, restricted shares and long-term incentives vested as set forth in the Separation related agreements prior to completion of the Separation on April 23, 2008. Additionally, all outstanding stock options were to be cash settled by Gerdau following the Separation. The amounts presented above are only the incremental amount of expense that was recognized as a result of the accelerated vesting of the various awards and ultimate cash settlement of the stock options. Also, the amounts presented above represent only the expense associated with active Quanex Building Products Corporation employees and directors as of the time of the Separation. The same such expense related to Vehicular Products and former vehicular and corporate employees and directors is included in discontinued operations.
Other items
Other, net for the three and six months ended April 30, 2008 reflects the positive impact of the Separation on the Company’s rabbi trust. Prior to the Separation, the rabbi trust held Quanex Corporation common stock which was recorded as a contra-equity at historical cost. Upon completion of the Separation the rabbi trust was separated between Quanex Building Products and Gerdau. For each share held in the Quanex Building Products rabbi trust, it will receive the merger proceeds of $39.20 per share and 1 share of Quanex Building Products common stock. The shares of Quanex Building Products common stock are recorded at the same historical cost as before as a contra-equity, whereas the merger proceeds are consolidated in Other current assets. The merger proceeds equated to $4.0 million to the rabbi trust, which was recorded as income in Other, net for the quarter.

[8]	Exclusive of items shown separately below.

The Company’s effective tax rate increased from the prior year to 39.4% for the six months ended April 30, 2008. The higher effective rate in 2008 is primarily attributable to the largely nondeductible transaction costs.
Outlook
The Company does not expect any near term improvement in the housing market, with industry prognosticators continuing to push out the timing of the expected trough, now estimated to occur in the fourth calendar quarter of 2008. Housing starts in fiscal 2008 are now expected to lag fiscal 2007 starts by 35% as the market struggles with the high inventory overhang and tougher credit requirements sought by mortgage lenders. However, the Company does expect to see higher demand from its Engineered Products customers in the second half of the fiscal year compared to the first half due to seasonal improvements in the market and the growth of new programs.
At Nichols Aluminum, volumes are expected to lag year ago quarters throughout the remainder of fiscal 2008. Spread per pound at Nichols, however, is expected to be more robust in the second half of the year compared to the first half in keeping with higher anticipated aluminum ingot prices.
The greater than expected intensity and duration of the housing storm makes forecasting particularly difficult. The current roll-up of income expectations by business still indicates the Company will generate around $80 million of operating income before taking into account approximately $20 million of corporate expenses in a normalized run rate. But given the economy’s fragile state, the uncertainty attending this forecast is high and the risks remain to the downside. However, the Company does expect to continue to outperform the market and generate significant cash flow, and is well positioned to experience significant operating leverage when the market improves.
Liquidity and Capital Resources
Sources of Funds
The Company’s principal sources of funds are cash on hand, cash flow from operations, and borrowings under its $270.0 million Senior Unsecured Revolving Credit Facility (the Credit Facility). The Credit Facility was executed on April 23, 2008 and has a five-year term. Proceeds from the Credit Facility may be used to provide availability for acquisitions, working capital, capital expenditures, and general corporate purposes. The Credit Facility may be increased by an additional $80.0 million in the aggregate prior to maturity, subject to the receipt of additional commitments and the absence of any continuing defaults.
At April 30, 2008, the Company had no borrowings under the Credit Facility. The aggregate availability under the Credit Facility was $267.6 million at April 30, 2008, which is net of $2.4 million of outstanding letters of credit.
The Company believes that it has sufficient funds and adequate financial resources available to meet its anticipated liquidity needs. The Company also believes that cash flow from operations, cash balances and available borrowings will be sufficient in the next twelve months and foreseeable future to finance anticipated working capital requirements, capital expenditures, debt service requirements, environmental expenditures, and dividends.
The Company’s working capital was $94.0 million on April 30, 2008 compared to $227.2 million on October 31, 2007. Working capital declined by $188.8 million due to the Separation whereby the Company’s former vehicular products business and non-building products related corporate items reported in discontinued operations accounted for $188.8 million of the October 31, 2007 working capital amount. This decline was partially offset by a $55.6 million increase in working capital from the Company’s continuing building products businesses, primarily due to a $27.8 million increase in cash and equivalents as a result of the funding from the Separation. In fiscal 2008, pursuant to the terms of the Separation related agreements, the Company received $20.9 million initial funding from Quanex Corporation (the Company’s predecessor) and a net $6.9 million in true-up receipts from Gerdau for the settlement of stock options and change of control agreements. The Company’s cash and equivalents increased by another $12.5 million from continuing operations operating cash flows, net of capital expenditures. Additionally, conversion capital (accounts receivable plus inventory less accounts payable) from continuing operations increased by $8.4 million from October 31, 2007 to April 30, 2008.

The following table summarizes the Company’s cash flow results from continuing operations for the six months ended April 30, 2008 and 2007:

	Six Months Ending April 30,
	2008	2007
	(In millions)

Cash flows from operating activities	$19.5	$31.9
Cash flows from investing activities	$(6.9)	$(7.3)
Cash flows from financing activities	$26.2	$(25.2)
Highlights from the Company’s cash flow results for the six months ended April 30, 2008 and 2007 are as follows:
Operating Activities – Continuing Operations
The decrease of $12.4 million in cash provided by operating activities from continuing operations for the first six months of fiscal 2008 compared to the same period last year is primarily related to the decline in year over year operating income from its businesses as a direct result of the depressed construction market. Despite this market slowdown, the Company generated $19.5 million in operating cash flow from continuing operations for the six months ended April 30, 2008. Additionally, conversion capital (accounts receivable plus inventory less accounts payable) contributed to the year over year decline in operating cash flow.
Investing Activities – Continuing Operations
Cash flows from investing activities from continuing operations increased $0.4 million during the six months ended April 30, 2008 compared to the same period of fiscal 2007 due to a slight decline in capital spending. The Company estimates that fiscal 2008 capital expenditures will range from $15.0 million to $20.0 million which approximates the Company’s building products 2007 spending. At April 30, 2008, the Company had commitments of approximately $5.6 million for the purchase or construction of capital assets. The Company plans to fund these capital expenditures with cash flow from operations.
Financing Activities – Continuing Operations
The Company received $51.4 million more for financing activities during the six months ended April 30, 2008 compared to the same prior year period primarily due to items related to the Separation. In 2008, the Company received $27.8 million of funding from the Separation pursuant to the terms of the transaction related agreements; this consisted of a $20.9 million initial funding from Quanex Corporation (the Company’s predecessor) and a net $6.9 million in true-up payments from Gerdau for the settlement of stock options and change of control agreements. In contrast, during fiscal 2007 cash generated from the Company’s building products divisions was swept and transferred to Quanex Corporation. As a result, year to date 2007 financing activities from continuing operations reports a disbursement of $22.6 million to Quanex Corporation; the equal and offsetting receipt of cash is reported in financing activities from discontinued operations as discussed below.
Two true-up items remain outstanding and are expected to be settled with Gerdau during the remainder of fiscal 2008. First, the Company received a true-up payment of $5.0 million in June 2008 related to Quanex Corporation’s convertible debentures. Finally, based on current estimates and preliminary tax valuations, the Company expects to receive approximately $20.0 million from the settlement of taxes by the end of the fiscal year. All in, the Company expects to receive $52.8 million in funding from the Separation; this represents $20.9 million of initial funding, $6.9 million of cash true-ups received through April 30, 2008, $5.0 million convertible debenture cash true-up received in June 2008 and $20.0 million expected from the tax true-up later in the year.
In June 2008, the Company will pay a quarterly dividend of $0.03 per common share, which amounts to approximately $1.1 million. The Company expects to continue to pay quarterly cash dividends thereafter although payment of future cash dividends will be at the discretion of the board of directors after taking into account various factors, including the Company’s financial condition, operating results, current and anticipated cash needs and plans for expansion.

Discontinued Operations
The Company has a centralized cash management function whereby cash flows generated by its businesses are swept to corporate. All net cash flows through October 31, 2007 from the Company’s building products businesses were swept to corporate of Quanex Corporation; as a result of the legal structure of the Separation and this centralized cash management function, predominately all cash balances prior to November 1, 2007 are reported in discontinued operations. In accordance with the various Separation agreements, beginning on November 1, 2007, net cash flows from the Company’s building products businesses were accumulated separately to the benefit of Quanex Building Products and thus reported in continuing operations. This structure and division of economic interests between the Company’s building products businesses and its former vehicular products business/legacy corporate drives the various historical items reported in cash flows from discontinued operations.
The decline in cash provided by operating activities from discontinued operations is predominately due to a decline in cash provided by conversion capital and cash spent on transaction related deal costs.
Discontinued operations’ cash flows from investing activities were $34.1 million for the six months ended April 30, 2008 compared to a use of cash of $107.5 million for the same period of 2007. In 2008, discontinued operations received $40.0 million from the liquidation of its remaining auction rate securities and spent $6.2 million on capital expenditures for the vehicular products business. In 2007, discontinued operations spent $40.0 million for purchases of auction rate securities, $58.5 million for an acquisition and $9.3 million in capital expenditures.
Discontinued operations used $46.2 million in cash from financing activities for the six months ended April 30, 2008 and received $13.8 million in cash for the same period of 2007. In 2008, discontinued operations provided initial funding of $20.9 million to Quanex Building Products (see corresponding receipt in continuing operations’ financing activities), paid $10.4 million in Quanex Corporation dividends and paid $18.8 million for the conversion of a portion of its convertible debentures; this use of cash in 2008 was partially offset by proceeds from stock option exercises. In 2007, discontinued operations received $22.6 million from cash swept from the building products businesses (see corresponding use of cash in continuing operations’ financing activities) and $1.6 million in stock option proceeds. This was partially offset by a use of cash of $10.4 million for the payment of Quanex Corporation dividends.
Contractual Obligations and Commercial Commitments
Contractual Cash Obligations
The following tables set forth certain information concerning the Company’s unconditional obligations and commitments to make future payments under contracts with remaining terms in excess of one year, such as debt and lease agreements.

	Payments Due by Period
		Less than	Fiscal 2009	Fiscal 2011	After Fiscal
Contractual Cash Obligations	Total	6 Months	& 2010	& 2012	2012
	(In Thousands)

Long-term debt, including interest(1)	$3,180	$261	$807	$725	$1,387
Operating leases(2)	19,694	2,590	8,474	3,370	5,260

Total contractual cash obligations	$22,874	$2,851	$9,281	$4,095	$6,647

(1)	The debt interest amounts are based on rates as of April 30, 2008.

(2)	Operating leases cover a range of items from facilities, fork trucks and cars to fax machines and other miscellaneous equipment.

Prior to the Separation, the Company’s pension plan included participants from the vehicular products business, the building products businesses and corporate. Upon the Separation, Gerdau assumed the pension benefit liabilities for the vehicular products and corporate retiree participants (reported in discontinued operations) while the Company retained the pension benefit liabilities for the building products and active corporate participants. Accordingly, the plan assets will be allocated based on benefit priority categories of the respective participants between Gerdau and the Company. Calculations and distribution of assets will not be finalized until later in the year. Based on initial valuations and preliminary distribution of assets, the Company expects to contribute up to $4.0 million to its pension plan for the remainder of fiscal 2008. Additionally, the Company expects its cash requirements to be less than $50 thousand for its postretirement benefit plan to fund current benefit payment requirements during fiscal 2008. Pension and other postretirement plan contributions beyond 2008 are not determinable since the amount of any contribution is heavily dependent on the future economic environment and investment returns on pension plan assets. Obligations to these plans are based on current and projected obligations of the plans, performance of the plan assets, if applicable, and any participant contributions. Refer to Note 9 of Item 1 to the consolidated financial statements for further information on these plans. Management believes the effect of the plans on liquidity is not significant to the Company’s overall financial condition.
The timing of payments related to the Company’s Supplemental Benefit Plan and Deferred Compensation Plan cannot be readily determined due to their uncertainty. The Supplemental Benefit Plan liability of $4.1 million at April 30, 2008 was recorded as part of Other (non-current) liabilities. The Company intends to partially fund these benefits with life insurance policies valued at $0.6 million as of April 30, 2008. The Company’s Deferred Compensation Plan liability has a $4.0 million market value as of April 30, 2008; the Company does not expect any Deferred Compensation Plan payments for the remainder of fiscal 2008.
Other Commercial Commitments
The following table reflects other commercial commitments or potential cash outflows that may result from a contingent event, such as a need to borrow short-term funds for liquidity purposes.

	Total			Fiscal
	Amounts	Less than	Fiscal 2009	2011 &	After Fiscal
Other Commercial Commitments	Committed	6 Months	& 2010	2012	2012

Standby letters of credit	$3,842	$1,421	$1,153	$—	$1,268
Critical Accounting Estimates
In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, the Company’s management must make decisions which impact the reported amounts and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, allowances for doubtful accounts, inventory, long-lived assets, environmental contingencies, insurance, U.S. pension and other post-employment benefits, litigation and contingent liabilities, and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company’s management believes the critical accounting estimates listed and described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Quanex Corporation (Accounting Predecessor to Quanex Building Products Corporation)” of the Company’s Information Statement attached as Exhibit 99.1 to the Company’s Registration Statement on Form 10, filed April 4, 2008 and effective April 9, 2008 are the most important to the fair presentation of the Company’s financial condition and results. These policies require management’s significant judgments and estimates in the preparation of the Company’s consolidated financial statements. There have been no significant changes to the Company’s critical accounting estimates since October 31, 2007.

New Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. SFAS 157, as it relates to financial assets and financial liabilities, becomes effective for fiscal years beginning after November 15, 2007 (as of November 1, 2008 for the Company). On February 12, 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until fiscal years beginning after November 15, 2008 (as of November 1, 2009 for the Company). Upon adoption, the provisions of SFAS 157 are to be applied prospectively with limited exceptions. The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements.
In September 2006, the FASB issued FSP No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (FSP AUG AIR-1) which is effective for fiscal years beginning after December 15, 2006 (as of November 1, 2007 for the Company). FSP AUG AIR-1 prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. The Company has adopted the direct expensing method, under which the costs of planned major maintenance activities are expensed in the period in which the costs are incurred. The application of FSP AUG AIR-1 only impacted the Company’s former Vehicular Products Segment, which is reported in discontinued operations. The application of FSP AUG AIR-1 affects the Company’s fiscal 2007 interim period reporting but does not result in a cumulative effect adjustment to the annual consolidated financial statements. The following table illustrates the effect in fiscal 2007 of retroactively applying the direct expensing method on individual line items in the consolidated financial statements.

	Three Months Ended April 30, 2007			Six Months Ended April 30, 2007
	Before		After	Before		After
Condensed Consolidated	Application of		Application of	Application of		Application of
Statement of Income	FSP AUG AIR-1	Adjustment	FSP AUG AIR-1	FSP AUG AIR-1	Adjustment	FSP AUG AIR-1
	(In thousands, except per share data)

Net sales	$238,551	$—	$238,551	$438,942	$—	$438,942
Income from continuing operations	13,377	—	13,377	17,866	—	17,866
Income from discontinued operations, net of tax	19,423	443	19,866	34,979	1,052	36,031
Net income	$32,800	$443	$33,243	$52,845	$1,052	$53,897

Basic earnings per common share:
Earnings from continuing operations	$0.36	$—	$0.36	$0.48	$—	$0.48
Income from discontinued operations	0.53	0.01	0.54	0.95	0.03	0.98

Basic earnings per share	$0.89	$0.01	$0.90	$1.43	$0.03	$1.46

Diluted earnings per common share:
Earnings from continuing operations	$0.34	$—	$0.34	$0.46	$—	$0.46
Income from discontinued operations	0.50	0.02	0.52	0.92	0.02	0.94

Diluted earnings per share	$0.84	$0.02	$0.86	$1.38	$0.02	$1.40
The effect of applying the direct expensing method retrospectively resulted in an increase in net income of $0.4 million, or $0.01 per basic and $0.02 per diluted share, for the three months ended April 30, 2007. For the six months ended April 30, 2007, the effect of applying the direct expensing method retrospectively resulted in an increase in net income of $1.1 million, or $0.03 per basic and $0.02 per diluted share. The adoption of FSP AUG AIR-1 did not have an impact on full year net income or full year earnings per share for fiscal year 2007.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) which is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 provides guidance for the recognition, derecognition and measurement in financial statements of tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns. FIN 48 requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. If the tax position meets the more-likely-than-not recognition threshold, the tax effect is recognized at the largest amount of the benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 also provides guidance for classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 requires that a liability created for unrecognized tax benefits shall be presented as a liability and not combined with deferred tax liabilities or assets. FIN 48 permits an entity to recognize interest related to tax uncertainties as either income taxes or interest expense. FIN 48 also permits an entity to recognize penalties related to tax uncertainties as either income tax expense or within other expense classifications. FIN 48 was effective for annual periods beginning after December 15, 2006, and the Company adopted FIN 48 effective November 1, 2007. Consistent with its past practice, the Company continues to recognize interest and penalties as income tax expense. Upon adoption, the Company recorded the cumulative effect of the change in accounting principle of $1.9 million as an increase to retained earnings. The impact of the adoption is more fully disclosed in Note 13 of Item 1.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The following discussion of the Company and its subsidiaries’ exposure to various market risks contains “forward looking statements” that involve risks and uncertainties. This discussion has been prepared utilizing certain assumptions considered reasonable in light of information currently available to the Company. Nevertheless, because of the inherent unpredictability of interest rates, foreign currency rates and metal commodity prices as well as other factors, actual results could differ materially from those projected in such forward looking information. The Company does not use derivative financial instruments for speculative or trading purposes.
Interest Rate Risk
The Company and its subsidiaries have a Credit Facility and other long-term debt which subject the Company to the risk of loss associated with movements in market interest rates.
At April 30, 2008, the Company had fixed-rate debt totaling $0.1 million or 4% of total debt, which does not expose the Company to the risk of earnings loss due to changes in market interest rates. The Company and certain of its subsidiaries’ floating-rate obligations totaled $2.7 million, or 96% of total debt at April 30, 2008. Based on the floating-rate obligations outstanding at April 30, 2008, a one percent increase or decrease in the average interest rate would result in a change to pre-tax interest expense of approximately $27 thousand.
Commodity Price Risk
Within the Aluminum Sheet Products segment, the Company uses various grades of aluminum scrap as well as minimal amounts of prime aluminum ingot as raw materials for its manufacturing processes. The price of this aluminum raw material is subject to fluctuations due to many factors in the aluminum market. In the normal course of business, Nichols Aluminum enters into firm price sales commitments with its customers. In an effort to reduce the risk of fluctuating raw material prices, Nichols Aluminum enters into firm price raw material purchase commitments (which are designated as “normal purchases” under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”) as well as option contracts on the LME. The Company’s risk management policy as it relates to these LME contracts is to enter into contracts to cover the raw material needs of the Company’s committed sales orders, to the extent not covered by fixed price purchase commitments.
Through the use of firm price raw material purchase commitments and LME contracts, the Company intends to protect cost of sales from the effects of changing prices of aluminum. To the extent that the raw material costs factored into the firm price sales commitments are matched with firm price raw material purchase commitments, changes in aluminum prices should have no effect. During fiscal 2008 and 2007, the Company primarily relied upon firm price raw material purchase commitments to protect cost of sales tied to firm price sales commitments. At April 30, 2008, there were no open LME forward contracts associated with metal exchange derivatives. At October 31, 2007 there were 14 open LME forward contracts associated with metal exchange derivatives covering notional volumes of 2.8 million pounds with a fair value mark-to-market net loss of approximately $49 thousand. These contracts were not designated as hedging instruments, and any mark-to-market net gain or loss was recorded in cost of sales with the offsetting amount reflected as a current asset or liability on the balance sheet.

Within the Engineered Products segment, polyvinyl resin (PVC) is the significant raw material consumed during the manufacture of vinyl extrusions. The Company has a monthly resin adjuster in place with its customers that is adjusted based upon published industry resin prices. This adjuster effectively shares the base pass-through price changes of PVC with its customers commensurate with the market at large. The Company’s long-term exposure to changes in PVC prices is thus significantly reduced due to the contractual component of the resin adjustor program.
Item 4T. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (1934 Act) as of April 30, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2008, the disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
During the most recent fiscal quarter, there have been no changes in internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes in the Company’s Risk Factors as set forth in the section “Risk Factors” in the Company’s Information Statement attached as Exhibit 99.1 to the Company’s Registration Statement on Form 10, filed April 4, 2008 and effective April 9, 2008.
Item 4. Submission of Matters to a Vote of Security Holders
On February 28, 2008, prior to the distribution of its shares on April 23, 2008 to holders of Quanex Corporation stock, the Company obtained the consent of its sole stockholder, Quanex Building Products LLC, for the following items:
•	Approval of the merger of Quanex Building Products LLC with the Company in connection with the Distribution of the registrant’s shares to holders of Quanex Corporation stock.
•
Approval of the Company’s 2008 Omnibus Plan, a copy of which is attached as Exhibit 10.4 to Amendment No. 4 of the Company’s registration statement on Form 10, as filed with the Securities and Exchange Commission on March 17, 2008.

•
Election of Ms. Susan F. Davis and Mr. Joseph D. Rupp as directors for three year terms that will end at the Company’s annual meeting of shareholders in 2011. Messrs. Joseph J. Ross, Donald G. Barger, Richard L. Wellek and Raymond A. Jean were not up for re-election as directors, and each of their terms of office continued after the meeting.

The sole stockholder’s consent for the above listed items was obtained in lieu of a special meeting, the call and notice of which were waived. As such, no proxies were solicited in connection with the submission of these matters to a vote.
Item 6. Exhibits

Exhibit
Number	Description of Exhibits

3.1
Certificate of Incorporation of the Registrant dated as of December 12, 2007, filed as Exhibit 3.1 of the Registrant’s Registration Statement on Form 10 (Reg. No. 001-33913) as filed with the Securities and Exchange Commission on January 11, 2008, and incorporated herein by reference.

3.2
Bylaws of the Registrant dated as of December 12, 2007, filed as Exhibit 3.2 of the Registrant’s Registration Statement on Form 10 (Reg. No. 001-33913) as filed with the Securities and Exchange Commission on January 11, 2008, and incorporated herein by reference.

4.1
Form of Registrant’s Common Stock certificate, filed as Exhibit 4.1 of Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (Reg. No. 001-33913) as filed with the Securities and Exchange Commission on February 14, 2008, and incorporated herein by reference.

4.2
Credit Agreement dated as of April 23, 2008, among the Company, certain of its subsidiaries as guarantors, Wells Fargo Bank, National Association, in its capacity as administrative agent, and certain lender parties, filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913) dated April 23, 2008, and incorporated herein by reference.

* 31.1	Certification by chief executive officer pursuant to Rule 13a-14(a)/15d-14(a).

* 31.2	Certification by chief financial officer pursuant to Rule 13a-14(a)/15d-14(a).

* 32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

As permitted by Item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant has not filed with this Quarterly Report on Form 10-Q certain instruments defining the rights of holders of long-term debt of the Registrant and its subsidiaries because the total amount of securities authorized under any of such instruments does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant agrees to furnish a copy of any such agreements to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANEX BUILDING PRODUCTS CORPORATION
/s/ Thomas M. Walker
Thomas M. Walker
Date: June 16, 2008	Senior Vice President – Finance and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibits

3.1
Certificate of Incorporation of the Registrant dated as of December 12, 2007, filed as Exhibit 3.1 of the Registrant’s Registration Statement on Form 10 (Reg. No. 001-33913) as filed with the Securities and Exchange Commission on January 11, 2008, and incorporated herein by reference.

3.2
Bylaws of the Registrant dated as of December 12, 2007, filed as Exhibit 3.2 of the Registrant’s Registration Statement on Form 10 (Reg. No. 001-33913) as filed with the Securities and Exchange Commission on January 11, 2008, and incorporated herein by reference.

4.1
Form of Registrant’s Common Stock certificate, filed as Exhibit 4.1 of Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (Reg. No. 001-33913) as filed with the Securities and Exchange Commission on February 14, 2008, and incorporated herein by reference.

4.2
Credit Agreement dated as of April 23, 2008, among the Company, certain of its subsidiaries as guarantors, Wells Fargo Bank, National Association, in its capacity as administrative agent, and certain lender parties, filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913) dated April 23, 2008, and incorporated herein by reference.

* 31.1	Certification by chief executive officer pursuant to Rule 13a-14(a)/15d-14(a).

* 31.2	Certification by chief financial officer pursuant to Rule 13a-14(a)/15d-14(a).

* 32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith