Form 10-Q
period 2008-07-31
Quanex Building Products CORP
filed 2008-08-28
CIK 1423221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number 1-33913
QUANEX BUILDING PRODUCTS CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	26-1561397
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a small reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 22, 2008
Common Stock, par value $0.01 per share	37,657,891

QUANEX BUILDING PRODUCTS CORPORATION
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 31,	October 31,
	2008	2007
	(In thousands except share data)
ASSETS
Current assets:
Cash and equivalents	$53,932	$1,778
Accounts and notes receivable, net of allowance of $1,848 and $2,058	99,077	80,095
Inventories, net	59,851	53,556
Deferred income taxes	1,899	5,370
Prepaid and other current assets	5,116	4,372
Current assets of discontinued operations	—	431,326

Total current assets	219,875	576,497

Property, plant and equipment, net	163,142	173,590
Deferred income taxes	12,697	—
Goodwill	196,368	196,385
Intangible assets, net	63,550	68,199
Other assets	8,859	9,225
Assets of discontinued operations	—	310,926

Total assets	$664,491	$1,334,822

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$71,121	$68,167
Accrued liabilities	33,217	37,102
Income taxes payable	4,415	—
Current maturities of long-term debt	363	1,464
Current liabilities of discontinued operations	—	242,570

Total current liabilities	109,116	349,303

Long-term debt	2,188	2,551
Deferred income taxes	—	34,457
Non-current environmental reserves	2,979	4,239
Other liabilities	11,675	13,889
Liabilities of discontinued operations	—	47,234

Total liabilities	125,958	451,673

Stockholders’ equity:
Preferred stock, no par value, shares authorized 1,000,000; issued and outstanding none	—	—
Common stock, $0.01 and $0.50 par value, shares authorized 125,000,000 and 100,000,000; issued 37,730,016 and 38,301,033	378	19,151
Additional paid-in-capital	229,539	214,239
Retained earnings	309,697	690,328
Accumulated other comprehensive income (loss)	289	(1,534)

	539,903	922,184
Less treasury stock at cost, 981,117 shares at October 31, 2007	—	(37,287)
Less common stock held by rabbi trust, 102,125 and 130,329 shares	(1,370)	(1,748)

Total stockholders’ equity	538,533	883,149

Total liabilities and stockholders’ equity	$664,491	$1,334,822

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2008	2007	2008	2007
	(In thousands, except per share amounts)

Net sales	$240,338	$269,506	$622,588	$708,448
Cost and expenses:
Cost of sales (exclusive of items shown separately below)	200,443	210,602	518,296	565,749
Selling, general and administrative expense	17,002	17,952	80,682	54,351
Depreciation and amortization	8,521	8,680	26,627	27,577

Operating income (loss)	14,372	32,272	(3,017)	60,771
Interest expense	(118)	(140)	(356)	(452)
Other, net	326	99	4,876	259

Income (loss) from continuing operations before income taxes	14,580	32,231	1,503	60,578
Income tax expense	(5,762)	(10,575)	(609)	(21,056)

Income (loss) from continuing operations	8,818	21,656	894	39,522
Income (loss) from discontinued operations, net of tax	—	16,991	5,675	53,022

Net income (loss)	$8,818	$38,647	$6,569	$92,544

Basic earnings per common share:
Earnings (loss) from continuing operations	$0.24	$0.59	$0.02	$1.07
Income (loss) from discontinued operations	—	0.45	0.16	1.43

Basic earnings (loss) per share	$0.24	$1.04	$0.18	$2.50

Diluted earnings per common share:
Earnings (loss) from continuing operations	$0.24	$0.54	$0.02	$1.00
Income (loss) from discontinued operations	—	0.44	0.15	1.38

Diluted earnings (loss) per share	$0.24	$0.98	$0.17	$2.38

Weighted-average common shares outstanding:
Basic	37,333	37,012	37,255	36,951
Diluted	37,509	39,992	38,896	39,449
The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Nine Months Ended
	July 31,
	2008	2007
	(In thousands)
Operating activities:
Net income (loss)	$6,569	$92,544
(Income) loss from discontinued operations	(5,675)	(53,022)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	26,648	27,584
Deferred income taxes	2,891	81
Stock-based compensation	25,504	3,829
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Decrease (increase) in accounts and notes receivable	(19,147)	(10,212)
Decrease (increase) in inventory	(6,337)	(1,402)
Decrease (increase) in other current assets	820	601
Increase (decrease) in accounts payable	3,461	1,821
Increase (decrease) in accrued liabilities	(1,840)	(2,906)
Increase (decrease) in income taxes payable	3,774	(10)
Other, net	(2,741)	5,555

Cash provided by (used for) operating activities from continuing operations	33,927	64,463
Cash provided by (used for) operating activities from discontinued operations	25,127	69,879

Cash provided by (used for) operating activities	59,054	134,342

Investing activities:
Capital expenditures, net of retirements	(11,529)	(11,512)
Other, net	(23)	—

Cash provided by (used for) investing activities from continuing operations	(11,552)	(11,512)
Cash provided by (used for) investing activities from discontinued operations	34,113	(111,681)

Cash provided by (used for) investing activities	22,561	(123,193)

Financing activities:
Repayments of long-term debt	(1,464)	(2,721)
Common stock dividends paid	(1,128)	—
Funding from Separation	32,735	—
Transfers to Quanex Corporation	—	(49,559)
Other, net	(293)	—

Cash provided by (used for) financing activities from continuing operations	29,850	(52,280)
Cash provided by (used for) financing activities from discontinued operations	(46,183)	39,051

Cash provided by (used for) financing activities	(16,333)	(13,229)

Effect of exchange rate changes on cash equivalents	(71)	44
Less: (Increase) decrease in cash and equivalents from discontinued operations	(13,057)	2,751

Increase (decrease) in cash and equivalents from continuing operations	52,154	715
Cash and equivalents at beginning of period	1,778	2,247

Cash and equivalents at end of period	$53,932	$2,962

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

				Accumulated
		Additional		Other		Total
	Common	Paid-in	Retained	Comprehensive		Stockholders’
Nine months Ended July 31, 2008	Stock	Capital	Earnings	Income (Loss)	Other	Equity
	(In thousands, except per share amounts)

Balance at October 31, 2007	$19,151	$214,239	$690,328	$(1,534)	$(39,035)	$883,149
Net income (loss)			6,569			6,569
Common dividends ($0.31 per share)			(11,563)			(11,563)
Stock-based compensation activity (excluding transaction related):
Stock-based compensation earned		2,872				2,872
Stock options exercised			(1,905)		5,883	3,978
Restricted stock awards	4	(4)				—
Stock-based compensation tax benefit		1,609				1,609
Cumulative effect of adopting FIN 48			1,948			1,948
Changes in connection with the Separation:
Separation from Quanex Corporation			(344,241)	1,957	378	(341,906)
Retirement of treasury stock	(413)		(30,991)		31,404	—
Change in par value	(18,343)	18,343				—
Modification of stock-based compensation awards	(8)	(6,738)	(6)			(6,752)
Other	(13)	(782)	(442)	(134)		(1,371)

Balance at July 31, 2008	$378	$229,539	$309,697	$289	$(1,370)	$538,533

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
The interim unaudited consolidated financial statements of the Company include all adjustments which, in the opinion of management, are necessary for a fair presentation of the Company’s financial position and results of operations. All such adjustments are of a normal recurring nature. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying footnotes. Estimates and assumptions about future events and their effects cannot be perceived with certainty. Estimates may change as new events occur, as more experience is acquired, as additional information becomes available and as the Company’s operating environment changes. Actual results could differ from estimates. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the “Index to Consolidated Financial Statements of Quanex Corporation (Accounting Predecessor to Quanex Building Products Corporation)” of the Company’s Information Statement attached as Exhibit 99.1 to the Company’s Registration Statement on Form 10, filed April 4, 2008 and effective April 9, 2008 (the Company’s 2008 Form 10).

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

	Three Months Ended July 31, 2007			Nine Months Ended July 31, 2007
	Before		After	Before		After
Condensed Consolidated	Application of		Application of	Application of		Application of
Statement of Income	FSP AUG AIR-1	Adjustment	FSP AUG AIR-1	FSP AUG AIR-1	Adjustment	FSP AUG AIR-1
	(In thousands, except per share data)
Net sales	$269,506	$—	$269,506	$708,448	$—	$708,448
Income from continuing operations	21,656	—	21,656	39,522	—	39,522
Income from discontinued operations, net of tax	18,563	(1,572)	16,991	53,542	(520)	53,022

Net income	$40,219	$(1,572)	$38,647	$93,064	$(520)	$92,544

Basic earnings per common share:
Earnings from continuing operations	$0.59	$—	$0.59	$1.07	$—	$1.07
Income from discontinued operations	0.50	(0.05)	0.45	1.45	(0.02)	1.43

Basic earnings per share	$1.09	$(0.05)	$1.04	$2.52	$(0.02)	$2.50

Diluted earnings per common share:
Earnings from continuing operations	$0.54	$—	$0.54	$1.00	$—	$1.00
Income from discontinued operations	0.48	(0.04)	0.44	1.40	(0.02)	1.38

Diluted earnings per share	$1.02	$(0.04)	$0.98	$2.40	$(0.02)	$2.38
The effect of applying the direct expensing method retrospectively resulted in a decrease in net income of $1.6 million, or $0.05 per basic and $0.04 per diluted share, for the three months ended July 31, 2007. For the nine months ended July 31, 2007, the effect of applying the direct expensing method retrospectively resulted in a decrease in net income of $0.5 million, or $0.02 per basic and $0.02 per diluted share. The adoption of FSP AUG AIR-1 did not have an impact on full year net income or full year earnings per share for fiscal year 2007.
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
Because the Separation was a spin-off among shareholders, for financial statement presentation, there is no gain or loss on the separation of the disposed net assets and liabilities. Rather, the carrying amounts of the net assets and liabilities of the Company’s former vehicular products business and non-building products related corporate accounts are removed at their historical cost with an offsetting reduction to stockholders’ equity. As of July 31, 2008, the Company incurred a $341.9 million reduction in stockholders’ equity from the Separation. This reduction will be refined in future reporting periods as the calculation of such reduction is preliminary pending finalization of various items including the final determination of the transaction tax liabilities, the settlement of the remaining true-up item with Gerdau, and the allocation of pension plan assets. The Separation transaction agreements contained four primary true-up items: stock option true-up, change of control agreement true-up, convertible debenture true-up and tax true-up. Three of the true-up items were finalized and cash settled prior to July 31, 2008 and, accordingly are reflected in the $341.9 million; the Company received a net $6.9 million from Gerdau for the Quanex Corporation stock option true-up and the change of control agreement true-up and a true-up receipt of $5.0 million related to Quanex Corporation’s convertible debentures The one outstanding true-up as of July 31, 2008 pertains to the settlement of transaction taxes (as the Separation was a taxable spin). As these true-ups are settled pursuant to the transaction agreements, the Company records an adjustment to its cash balance with an offsetting amount to stockholders’ equity. Additionally, as the Separation was a taxable spin, the $341.9 million reflects an estimate for taxes on the Separation transaction based on preliminary tax valuations of the Company’s businesses. As these tax valuations are completed and the estimates are refined and finalized, the Separation’s impact on stockholders’ equity will be adjusted with a corresponding adjustment to the Company’s ongoing non-current deferred tax asset and related uncertain tax positions reported in the Company’s balance sheet. For additional discussion of transaction taxes related to the Company’s ongoing tax balances, see Note 13.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The components of the assets and liabilities of discontinued operations as of October 31, 2007 were as follows (in thousands):

Current assets:
Cash and equivalents	$171,061
Short-term investments	44,750
Accounts and notes receivable, net of allowance	109,658
Inventories, net	98,630
Deferred income taxes	6,534
Prepaid and other current assets	693

Total current assets	431,326

Property, plant and equipment, net	252,442
Goodwill	6,680
Cash surrender value insurance policies	29,424
Intangible assets, net	17,315
Other assets	5,065

Total assets	$742,252

Current liabilities:
Accounts payable	$81,345
Accrued liabilities	21,794
Income taxes payable	14,431
Current maturities of long-term debt	125,000

Total current liabilities	242,570

Deferred pension obligation	3,750
Deferred postretirement welfare benefits	6,189
Deferred income taxes	25,776
Non-current environmental reserves	8,499
Other liabilities	3,020

Total liabilities	$289,804

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
•
Convertible Debentures — Quanex Corporation’s $125.0 million of Convertible Senior Debentures (the Debentures) were retained by Quanex Corporation and reported above in current maturities of long-term debt of discontinued operations. The outstanding principal of the Debentures was reduced from $125.0 million as of October 31, 2007 to $115.6 million as of the Separation as certain holders elected to convert $9.4 million of principal of Debentures during the first fiscal quarter of 2008; the $9.4 million of principal was settled for $18.8 million during the first quarter as the premium (stock price in excess of conversion price) was settled in cash. The conversion obligation of the $115.6 million principal to be settled by Gerdau is approximately $251 million, including the premium.

•
Environmental Reserves — Quanex Corporation retained the environmental contingencies related to the MACSTEEL plant in Jackson, Michigan, the environmental contingency related to Piper Impact and various other legacy environmental matters. For October 31, 2007, the $1.4 million current portion of these reserves is reported in Accrued liabilities and the $8.5 million non-current portion is reported as Non-current environmental reserves in the previous table of discontinued operations.

•
Other Contingencies — Quanex Corporation (and thus Gerdau) retained the putative stockholder derivative and class action lawsuit filed in state district court in Harris County, Texas relating to the spin-off of Quanex Building Products and Quanex’s merger with a subsidiary of Gerdau: Momentum Partners v. Raymond A. Jean, et al, Cause No. 2008-01592 (125th State District Court).

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
•
Tax Contingency — Quanex Corporation retained the current Tax Court case regarding the disallowance by the IRS of a capital loss deduction taken and the imposition of penalties and interest on the deficiency for the tax years 1997 and 1998. As of October 31, 2007, a reserve of $16.1 million was reported in income taxes payable. Upon adoption of FIN 48 on November 1, 2007, this reserve became part of the uncertain tax benefit of $17.7 million. Since this tax contingency has been assumed by Gerdau, the related contingency amounts are reported in discontinued operations.

The results of discontinued operations for the three and nine months ended July 31, 2008 and 2007 were as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2008	2007	2008	2007
	(In thousands)
Net sales	$—	$284,578	$571,578	$782,715

Transaction expenses and other related Separation costs, before tax	$—	$(191)	$(19,205)	$(2,014)

Income from discontinued operations before tax	$—	$25,143	$18,745	$81,010
Income tax expense	—	(8,152)	(13,070)	(27,988)

Income from discontinued operations, net of tax	$—	$16,991	$5,675	$53,022

Net sales of discontinued operations represent net sales of the Company’s former vehicular products segment.
Income from discontinued operations before tax declined primarily due to six months of activity for the nine months ended July 31, 2008 compared to nine months of activity for the period ended July 31, 2007. In addition, period over period income declined due to transaction related costs, LIFO charge related to the vehicular products LIFO inventories and the loss on early extinguishment of debentures for the nine month period. There was no activity for the three month period ended July 31, 2008 due to the Separation.
•
Transaction expenses and other related Separation costs for the nine months ended July 31, 2008 include $13.9 million of transaction costs (primarily investment banking fees, legal fees and accounting fees for the merger and discontinued operations’ portion of spin costs) and $4.9 million of expense related to the modification of Quanex Corporation’s stock based-compensation awards. The 2007 amounts relate to transaction related deal costs. See Note 12 for additional discussion of the modification of Quanex Corporation’s stock-based compensation awards in connection with the Separation.

•
With respect to inventories valued using the LIFO method, the vehicular products business (i.e. discontinued operations) recognized no LIFO expense during the three months ended July 31, 2008 compared to $3.4 million during the same period in 2007. The vehicular products business recognized $15.3 million during the nine months ended July 31, 2008 compared to $6.8 million of LIFO expense during the same period of 2007.

•
During the first fiscal quarter of 2008, certain holders elected to convert $9.4 million principal of Debentures. Quanex Corporation paid $18.8 million to settle these conversions, including the premium which Quanex Corporation opted to settle in cash. Quanex Corporation recognized a $9.7 million loss on early extinguishment which represents the conversion premium and the non-cash write-off of unamortized debt issuance costs. This loss is reported in discontinued operations before tax above.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Discontinued operations’ effective tax rate for the nine months ended 2008 increased to 69.7% from 34.6% during the same period of 2007 as a result of the predominately nondeductible pretax loss on early extinguishment of the Debentures coupled with transaction costs which are largely nondeductible for tax purposes.
4. Intangible Assets
Intangible assets consist of the following (in thousands):

	As of July 31, 2008		As of October 31, 2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Customer relationships	$23,691	$6,198	$23,691	$5,014
Trademarks and trade names	37,930	6,666	37,930	5,397
Patents	25,877	13,284	25,877	11,088

Total	$87,498	$26,148	$87,498	$21,499

Unamortized intangible assets:
Trade name	$2,200		$2,200
The aggregate amortization expense for the three and nine month periods ended July 31, 2008 was $1.3 million and $4.7 million, respectively. The aggregate amortization expense for the three and nine month periods ended July 31, 2007 was $1.7 million and $5.1 million, respectively.
Estimated amortization expense for the next five years, based upon the amortization of pre-existing intangibles follows (in thousands):

Fiscal Years Ending	Estimated
October 31,	Amortization
2008 (remaining three months)	$1,073
2009	$3,865
2010	$3,792
2011	$3,792
2012	$3,792
5. Inventories
Inventories consist of the following:

	July 31,	October 31,
	2008	2007
	(In thousands)
Raw materials	$28,002	$24,109
Finished goods and work in process	28,959	26,613

	56,961	50,722
Supplies and other	2,890	2,834

Total	$59,851	$53,556

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The values of inventories in the consolidated balance sheets are based on the following accounting methods:

	July 31,	October 31,
	2008	2007
	(In thousands)
LIFO	$29,535	$24,784
FIFO	30,316	28,772

Total	$59,851	$53,556

An actual valuation of inventory under the last in, first out (LIFO) method can be made only at the end of each year based on the inventory costs and levels at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory costs and levels. Because these are subject to many factors beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation which could significantly differ from interim estimates. To estimate the effect of LIFO on interim periods, the Company performs a projection of the year-end LIFO reserve and considers expected year-end inventory pricing and expected inventory levels. Depending on this projection, the Company may record an interim allocation of the projected year-end LIFO calculation. With respect to inventories valued using the LIFO method, replacement cost exceeded the LIFO value by approximately $19.1 million and $13.6 million as of July 31, 2008 and October 31, 2007, respectively.
6. Earnings Per Share
The computational components of basic and diluted earnings per share from continuing operations are as follows (shares and dollars in thousands except per share amounts):

	For the Three Months Ended
	July 31, 2008			July 31, 2007
			Per-			Per-
	Income	Shares	Share	Income	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings and earnings per share	$8,818	37,333	$0.24	$21,656	37,012	$0.59

Effect of dilutive securities
Common stock equivalents arising from settlement of contingent convertible debentures	—	—		—	2,332
Common stock equivalents arising from stock options	—	29		—	452
Restricted stock	—	45		—	66
Common stock held by rabbi trust	—	102		—	130

Diluted earnings and earnings per share	$8,818	37,509	$0.24	$21,656	39,992	$0.54

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	For the Nine Months Ended
	July 31, 2008			July 31, 2007
			Per-			Per-
	Income	Shares	Share	Income	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings and earnings per share	$894	37,255	$0.02	$39,522	36,951	$1.07

Effect of dilutive securities
Common stock equivalents arising from settlement of contingent convertible debentures	—	1,514		—	1,933
Common stock equivalents arising from stock options	—	9		—	380
Restricted stock	—	16		—	55
Common stock held by rabbi trust	—	102		—	130

Diluted earnings and earnings per share	$894	38,896	$0.02	$39,522	39,449	$1.00

The Company’s former 2.50% Convertible Senior Debentures due 2034 are reported in discontinued operations for historical periods as a result of the Separation. In 2005, the Company irrevocably elected to settle the principal amount of its former Debentures in cash when they became convertible and were surrendered by the holders thereof. The Company retained its option to satisfy any excess conversion obligation (stock price in excess of conversion price) with either shares, cash or a combination of shares and cash. As a result of the Company’s election, if dilutive, diluted earnings per share up through the Separation include the amount of shares it would have taken to satisfy the excess conversion obligation, assuming that all of the Debentures outstanding during the period were surrendered. For calculation purposes, the average closing price of the Company’s common stock for each of the periods presented is used as the basis for determining dilution.
The computation of diluted earnings per share excludes outstanding options and other common stock equivalents in periods where inclusion of such potential common stock instruments would be anti-dilutive in the periods presented. The Debentures will have a potential dilutive impact for year-to-date earnings per share for the remainder of fiscal 2008; however, the Debentures did not have a potential dilutive impact for the quarter-to-date earnings per share calculations for the third fiscal quarter of 2008 and will not have a dilutive effect thereafter. For the three and nine months ended July 31, 2008, 0.1 million stock options were excluded from the computation of diluted earnings per share as the options’ exercise price was greater than the average market price of the common stock during the period. All stock options were dilutive for the 2007 periods presented.
7. Comprehensive Income
Comprehensive income comprises net income and all other non-owner changes in equity, including foreign currency translation, pension related adjustments and realized and unrealized gains and losses on derivatives, if any. Comprehensive income for the three and nine months ended July 31, 2008 and 2007 was as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2008	2007	2008	2007
	(In thousands)
Comprehensive income:
Net income (loss)	$8,818	$38,647	$6,569	$92,544
Foreign currency translation adjustment	(26)	57	(133)	75

Total comprehensive income, net of taxes	$8,792	$38,704	$6,436	$92,619

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Long-term Debt
Long-term debt consists of the following:

	July 31,	October 31,
	2008	2007
	(In thousands)
Revolving Credit Facility	$—	$—
City of Richmond, Kentucky Industrial Building Revenue Bonds	1,250	2,500
Scott County, Iowa Industrial Waste Recycling Revenue Bonds	1,200	1,400
Capital lease obligations and other	101	115

Total debt	$2,551	$4,015
Less maturities due within one year included in current liabilities	363	1,464

Long-term debt	$2,188	$2,551

Approximately 96% and 97% of the total debt had a variable interest rate at July 31, 2008 and October 31, 2007, respectively. See Interest Rate Risk section in Item 3, “Quantitative and Qualitative Disclosures About Market Risk” of this Form 10-Q for additional discussion.
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
The Credit Facility includes two primary financial covenants including a maximum leverage test and minimum interest coverage test. Additionally, there are certain limitations on additional indebtedness, asset or equity sales, and acquisitions. Dividends and other distributions are permitted so long as after giving effect to such dividend or stock repurchase, there is no event of default. As of July 31, 2008, the Company was in compliance with all current Credit Facility covenants. The Company had no borrowings under the Credit Facility as of July 31, 2008. The aggregate availability under the Credit Facility was $267.6 million at July 31, 2008, which is net of $2.4 million of outstanding letters of credit.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The components of net pension cost are as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2008	2007	2008	2007
	(In thousands)
Pension Benefits:
Service cost	$1,142	$1,221	$3,435	$2,731
Interest cost	595	678	1,788	1,517
Expected return on plan assets	(772)	(880)	(2,322)	(1,968)
Amortization of unrecognized prior service cost	—	30	—	68
Amortization of unrecognized net loss	—	54	—	121

Net periodic pension cost	$965	$1,103	$2,901	$2,469

The increase in net pension cost for the nine months ended July 31, 2008 compared to the same 2007 period is primarily attributable to the additional participants in the defined benefit pension plan since January 1, 2007.
Prior to the Separation, the Company’s pension plan included participants from the vehicular products business, the building products businesses and corporate. Upon the Separation, Gerdau assumed the pension benefit liabilities for the vehicular products and corporate retiree participants (reported in discontinued operations) while the Company retained the pension benefit liabilities for the building products and active corporate participants. Accordingly, the plan assets will be allocated based on benefit priority categories of the respective participants between Gerdau and the Company. Calculations and distribution of pension assets will not be finalized until later in the year. During the three and nine months ended July 31, 2008, the Company contributed $675 thousand to its defined benefit plan. Based on initial valuations and preliminary distribution of assets, the Company estimates that it may contribute up to an additional $3.5 million to its pension plan during the fourth fiscal quarter of 2008, representing minimum pension contributions required.
Net periodic postretirement benefit cost for the three and nine months ended July 31, 2008 was $7 thousand and $20 thousand, respectively. Net periodic postretirement benefit cost for the three and nine months ended July 31, 2007 was $6 thousand and $19 thousand, respectively.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2008	2007	2008	2007
	(In thousands)
Net Sales:
Engineered Products	$115,261	$131,445	$295,031	$333,898
Aluminum Sheet Products	130,540	143,667	340,889	388,092
Intersegment Eliminations	(5,463)	(5,606)	(13,332)	(13,542)

Consolidated	$240,338	$269,506	$622,588	$708,448

Operating Income (Loss):
Engineered Products	$12,590	$17,657	$19,781	$30,595
Aluminum Sheet Products	12,110	19,985	27,695	47,401
Corporate & Other[1]	(10,328)	(5,370)	(50,493)	(17,225)

Consolidated	$14,372	$32,272	$(3,017)	$60,771

	July 31,	October 31,
	2008	2007
	(In thousands)
Identifiable Assets:
Engineered Products	$445,802	$444,677
Aluminum Sheet Products	176,167	162,139
Corporate, LIFO reserve, Intersegment Eliminations & Other	42,522	(14,246)
Discontinued Operations[2]	—	742,252

Consolidated	$664,491	$1,334,822

Goodwill:
Engineered Products	$175,979	$175,996
Aluminum Sheet Products	20,389	20,389

Consolidated	$196,368	$196,385

[1]
Corporate & Other includes transaction-related expenditures of $26.5 million during the nine months ended July 31, 2008 compared to none in the corresponding period of 2007. These 2008 transaction related expenses represent $2.9 million of spin-off transaction costs, $22.8 million non-cash expense related to the modification of stock-based compensation awards and $0.8 million related to the acceleration of executive incentive and other benefits. For additional discussion of the stock-based compensation modification impact, see Note 12.

[2]
As more fully described in Notes 1 and 3, the Company’s former Vehicular Products segment and non-building products related corporate accounts are reported in discontinued operations for all periods presented.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. Stockholders’ Equity, Stock Repurchase Program and Treasury Stock
The Company’s authorized capital stock consists of 125,000,000 shares of Common Stock, par value $0.01 per share, and 1,000,000 shares of Preferred Stock, no par value. As of July 31, 2008, there were no shares of Preferred Stock issued or outstanding.
As disclosed in Note 13 of Quanex Corporation’s Form 10-K for the year ended October 31, 2007, Quanex Corporation had Preferred Stock Purchase Rights (the Rights) pursuant to the Third Amended and Restated Rights Agreement (the Rights Agreement) effective October 18, 2004. The Rights Agreement terminated and the rights expired immediately before the closing of the Separation. Quanex Building Products Corporation does not currently have a similar rights agreement.
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
The Company records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. The Company uses a moving average method on the subsequent reissuance of shares, and any resulting proceeds in excess of cost are credited to additional paid-in-capital while any deficiency is charged to retained earnings. As of October 31, 2007, the number of shares of treasury stock was 981,117. The number of shares of treasury stock was reduced to zero by April 23, 2008 due primarily to the Separation and to a lesser extent stock option exercises and restricted stock issuances.
The Company’s rabbi trust held Quanex Corporation common stock which was recorded as a contra-equity at historical cost prior to the Separation. Upon completion of the Separation, the rabbi trust was separated between Quanex Building Products Corporation and Gerdau. For each share held in the Quanex Building Products rabbi trust, merger proceeds of $39.20 per share and 1 share of Quanex Building Products common stock were received. The shares of Quanex Building Products common stock are recorded at the same historical cost as the Quanex Corporation common stock and are reported as contra-equity. The merger proceeds equated to $4.0 million to the rabbi trust, which was recorded as income in Other, net during the second fiscal quarter of 2008. During the third fiscal quarter, Quanex Building Products received $3.6 million of cash from the rabbi trust as reimbursement for deferred compensation payments made by Quanex Building Products. The rabbi trust’s remaining merger proceeds of $0.4 million as of July 31, 2008 are consolidated in Other current assets.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The 2008 Plan provides for the granting of stock options, common shares or RSUs to key employees and non-employee directors. The Company’s practice is to grant options and restricted stock or RSUs to directors on October 31st of each year, with an additional grant of options to each director on the date of his or her first anniversary of service. Additionally, the Company’s practice is to grant options and restricted stock to employees at the Company’s December board meeting and occasionally to key employees on their respective dates of hire. The timing of grants for fiscal 2008 was unique due to the Separation; instead of Quanex Corporation granting awards in December 2007, the typical December grant was deferred until the Separation date of April 23, 2008. The exercise price of the option awards is equal to the closing market price on these pre-determined dates. The Company generally issues shares from treasury stock, if available, to satisfy stock option exercises. If there are no shares in treasury stock (as is the case post Separation) the Company issues additional shares of common stock.
The Company’s stock-based compensation expense prior to the Separation on April 23, 2008 was driven by stock awards issued by the Company’s predecessor, Quanex Corporation. The Company’s stock-based compensation following the Separation is related to the Company’s stock awards only. In all instances the stock-based compensation recorded in Selling, general and administrative expense included in continuing operations relates to employees or former employees of the Company’s building products operating divisions, current corporate employees of the Company and current non-employee directors of the Company. Stock-based compensation expense related to the Company’s former vehicular products business, former corporate employees and former directors is reflected in discontinued operations for all periods presented. Stock-based compensation for the three and nine months ended July 31, 2008 and 2007 for the Company’s continuing operations was as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2008	2007	2008	2007
	(In thousands)
Modification — stock options	$—	$—	$21,696	$—
Modification — restricted stock	—	—	1,061	—

Modification — subtotal	—	—	22,757	—
Stock option expense	285	405	2,068	2,602
Restricted stock amortization	213	412	529	1,185
Restricted stock units	70	6	150	42

Stock-based compensation expense	$568	$823	$25,504	$3,829

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
The Company has not capitalized any stock-based compensation cost as part of inventory or fixed assets during the nine months ended July 31, 2008 and 2007. Cash received from option exercises and tax benefits from stock option exercises and lapses on restricted stock prior to the Separation is reflected in discontinued operations’ cash flows from financing activities. Future cash proceeds from stock option exercises and the related tax benefits would be a component of financing cash flows from continuing operations; however, since the Separation on April 23, 2008, there have not been any stock option exercises or lapses on restricted stock.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Restricted Stock Awards
Under the 2008 Plan, common stock may be awarded to key employees, officers and non-employee directors. The recipient is entitled to all of the rights of a shareholder, except that during the forfeiture period the shares are nontransferable. The awards vest over a specified time period, but typically either immediately vest or cliff vest over a three-year period with service as the vesting condition. Upon issuance of stock under the plan, fair value is measured by the grant date price of the Company’s shares. This fair value is then expensed over the restricted period with a corresponding increase to additional paid-in-capital. The summary below reflects all restricted stock awards, including those awarded to former vehicular products employees whose expense is reported in discontinued operations. However, just prior to the Separation, restrictions on all outstanding restricted stock awards lapsed. Therefore, all activity post Separation would relate to the Company’s continuing operations. A summary of non-vested restricted shares changes during the nine months ended July 31, 2008 follows.

		Weighted-Average
		Grant-Date Fair
	Shares	Value Per Share

Non-vested at October 31, 2007	113,410	$34.33
Vested prior to the Separation	(72,625)	31.98
Vested in connection with the Separation	(40,785)	38.51

Subtotal at Separation	—	—
Granted following the Separation	347,985	15.15
Forfeited following the Separation	(53,062)	15.02

Non-vested at July 31, 2008	294,923	$15.17

The weighted-average grant-date fair value of restricted stock granted during the nine months ended July 31, 2008 and 2007 was $15.15 and $37.55, respectively. The total fair value of restricted stock vested in 2008 prior to the Separation and in connection with the Separation was $2.3 million and $2.2 million, respectively. Total unrecognized compensation cost related to unamortized restricted stock awards was $4.2 million as of July 31, 2008. That cost is expected to be recognized over a weighted-average period of 2.8 years.
Stock Options
As described in the Company’s 2008 Form 10, the Company uses the Black-Scholes-Merton option-pricing model to estimate the fair value of its stock options. The 2008 valuation assumptions pertain to grants made by Quanex Building Products Corporation subsequent to the Separation on April 23, 2008. The 2007 valuation assumptions pertain to Quanex Corporation stock options but are applicable to the Company as those 2007 valuation assumptions were the basis for stock-based compensation for building products employees (reported in continuing operations) during the periods prior to the Separation. A description of the methodology for the valuation assumption follows:
•
Expected Volatility — For 2007, expected volatility was determined using historical volatilities based on historical Quanex Corporation stock prices for a period that matched the expected term. For the 2008 grants following the Separation, expected volatility was determined based on the historical data available for peer companies as Quanex Building Products Corporation is a new company with no historical price data available. The expected volatility assumption is adjusted if future volatility is expected to vary from historical experience.

•
Expected Term — The expected term of options represents the period of time that options granted are expected to be outstanding and falls between the option’s vesting and contractual expiration dates. For 2007, the expected term assumption was developed by using historical exercise data of Quanex Corporation adjusted as appropriate for future expectations. Quanex Building Products Corporation is a new company with no company specific exercise behavior available. Accordingly, for the 2008 grants following the Separation, expected term was determined based on historical data from Quanex Corporation considering that Quanex Corporation’s employee group was the most similar to Quanex Building Products Corporation’s employee group. Separate groups of employees that have similar historical exercise behavior are considered separately. Accordingly, the expected term range given below results from certain groups of employees exhibiting different behavior.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
•	Risk-Free Rate — The risk-free rate is based on the yield at the date of grant of a zero-coupon U.S. Treasury bond whose maturity period equals the option’s expected term.

•
Expected Dividend Yield — For the 2007 grants, the expected dividend yield over the expected term was based on the expected dividend yield of Quanex Corporation prior to the Separation. For the 2008 grants following the Separation, this valuation assumption was based on the expected dividend yield of Quanex Building Products Corporation following the Separation.

The fair value of each option was estimated on the date of grant. The following is a summary of valuation assumptions and resulting grant-date fair values for grants during the following periods.

	Nine Months Ended July 31,
	2008	2007
	(Quanex Building	(Quanex
	Products)	Corporation)

Weighted-average expected volatility	39.0%	36.5%
Expected term (in years)	4.9-5.1	4.9-5.1
Risk-free interest rate	3.0%	4.4%
Expected dividend yield over expected term	1.0%	1.8%
Weighted-average grant-date fair value per share	$5.32	$12.48
The decrease in the weighted average grant-date fair value is primarily related to the Company’s stock price; in 2008, for Quanex Building Products Corporation, the weighted-average market price on the date of grant was $15.11 in 2008 compared to $37.55 in 2007 for Quanex Corporation.
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

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
		Price	Contractual	Value
	Shares	Per Share	Term (in years)	(000s)

Outstanding at October 31, 2007	1,427,275	$27.57
Granted	5,000	52.31
Exercised	(155,057)	25.69

Outstanding just prior to the Separation	1,277,218	27.89
Modified to liability awards just prior to the Separation	(1,277,218)	27.89

Outstanding at the Separation	—	—
Granted following the Separation	1,245,461	15.11
Forfeited following the Separation	(181,227)	15.02

Outstanding at July 31, 2008	1,064,234	15.12	9.8	$350

Vested or expected to vest at July 31, 2008	814,623	15.15	9.8	$255

Exercisable at July 31, 2008	50,000	$15.02	9.7	$19

The total intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the nine months ended July 31, 2008 and 2007 was $4.0 million and $4.6 million, respectively. For 2008, all stock option exercises were prior to the Separation.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
A summary of the non-vested stock option shares during the nine months ended July 31, 2008 is presented below:

		Weighted-Average
		Grant-Date Fair
	Shares	Value Per Share

Non-vested at October 31, 2007	577,580	$11.55
Granted	5,000	16.31
Vested prior to the Separation	(309,447)	10.78
Vested in connection with the Separation	(273,133)	12.51

Non-vested at the Separation	—	—
Granted following the Separation	1,245,461	5.32
Forfeited following the Separation	(181,227)	5.24
Vested following the Separation	(50,000)	5.24

Non-vested at July 31, 2008	1,014,234	$5.33

The total fair value of shares vested from November 1, 2007 to the Separation was $3.4 million, while the total fair value of shares vested in connection with the Separation (reflecting the modification) was $14.8 million. The total fair value of shares vested following the Separation through July 31, 2008 was $0.3 million. Total unrecognized compensation cost related to stock options granted under the 2008 Plan was $3.3 million as of July 31, 2008. That cost is expected to be recognized over a weighted-average period of 2.8 years.
13. Income Taxes
The provision for income taxes is determined by applying an estimated annual effective income tax rate to income from continuing operations before income taxes. The rate is based on the most recent annualized forecast of pretax income, permanent book versus tax differences and tax credits. The Company’s estimated annual effective tax rate for the nine months ended July 31, 2008 is 40.5% compared to 34.8% for the nine months ended July 31, 2007. This increase is primarily related to transaction costs incurred which are largely nondeductible for tax purposes, and from a lower effective tax rate in 2007 which is primarily attributable to an update of the rate on deferred balances.
The nature of the Separation described in Notes 1 and 3 created an estimated current income tax payable reflected in discontinued operations of approximately $65.1 million and a corresponding non-current deferred income tax asset reflected in continuing operations. The non-current deferred income tax asset amount reflected in the balance sheet as of July 31, 2008 of $12.7 million includes this $65.1 million non-current deferred income tax asset partially offset by non-current deferred income tax liabilities of $36.1 million and a liability for unrecognized tax benefit of $16.3 million. Management determined it was appropriate to establish this liability for unrecognized tax benefit associated with the Separation. The non-current deferred income tax asset and related liability for unrecognized tax benefit are estimates based on the information available at this time. These amounts will be further refined as more information becomes available.
As disclosed in Note 2, the Company adopted FIN 48 effective November 1, 2007. Upon adoption, the Company recorded the cumulative effect of the change in accounting principle of $1.9 million as an increase to retained earnings. Of this amount, $2.2 million related to discontinued operations and ($0.3) million related to continuing operations. As a result, for continuing operations, the Company recognized a $0.4 million increase in the liability for unrecognized tax benefits, and a $0.1 million net reduction in deferred tax liabilities. Upon adoption on November 1, 2007, the Company’s unrecognized tax benefits related to continuing operations totaled $0.4 million, of which $37 thousand related to interest and penalties. The liabilities for unrecognized tax benefits at November 1, 2007, included $0.1 million for which the disallowance of such items would not affect the annual effective tax rate. Non-current unrecognized tax benefits not associated with the Separation are related to state tax items regarding the interpretations of tax laws and regulations and are recorded in Other liabilities on the Consolidated Balance Sheet.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Company and its subsidiaries file income tax returns in the U.S. federal and various state jurisdictions as well as in Canada. The Company is not currently under a tax examination, but in certain jurisdictions the statute of limitations has not yet expired. The Company generally remains subject to examination of its U.S. federal income tax returns for 2005 and subsequent years. The Company generally remains subject to examination of its various state income tax returns for a period of four to five years from the date the return was filed. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the state of the federal change.
Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s financial statements or income tax returns. The final outcome of the future tax consequences of legal proceedings, if any, as well as the outcome of competent authority proceedings, changes in regulatory tax laws, or interpretation of those tax laws could impact the Company’s financial statements. The Company is subject to the effects of these matters occurring in various jurisdictions. Accordingly, the Company has unrecognized tax benefits recorded for which it is reasonably possible that the amount of the unrecognized tax benefits will increase or decrease within the next twelve months. Any such increase or decrease could have a material affect on the financial results for any particular fiscal quarter or year. However, based on the uncertainties associated with these matters, it is not possible to estimate the impact of any such change.
The unrecognized tax benefits at July 31, 2008 of $16.7 million (including $0.1 million for which the disallowance of such items would not affect the annual effective tax rate) primarily relates to the Separation. All other previously recorded unrecognized tax benefit is associated with discontinued operations as discussed in Note 3. For the nine months ended July 31, 2008, the Company recognized $6 thousand in interest and penalties, which are reported as income tax expense in the Consolidated Statement of Income consistent with past practice.
14. Commitments
The Company has operating leases for certain real estate and equipment. Rental expense for the nine months ended July 31, 2008 and 2007 was $3.7 million and $3.4 million, respectively.
The Company is a party to non-cancelable purchase obligations for aluminum scrap used in the manufacturing process. Expected delivery under this contract begins in December 2008, therefore, there were no amounts purchased under these obligations during 2008 or 2007.
Future minimum payments as of July 31, 2008, by year and in the aggregate under operating leases having original non-cancelable lease terms in excess of one year and estimated non-cancelable purchase obligations with remaining terms in excess of a year as of July 31, 2008, by year and in the aggregate were as follows (in thousands):

Fiscal Years Ending	Operating	Purchase
October 31,	Leases	Obligations
2008 (remaining three months)	$1,242	—
2009	$4,867	$5,770
2010	$3,618	$366
2011	$2,097	—
2012	$1,655	—
Thereafter	$5,430	—

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Total environmental reserves and corresponding recoveries for Quanex’s current plants were as follows:

	July 31,	October 31,
	2008	2007
	(In thousands)

Current[1]	$1,600	$1,500
Non-current	2,979	4,239

Total environmental reserves	4,579	5,739

Receivable for recovery of remediation costs[2]	$5,007	$5,591

Approximately $0.7 million of the July 31, 2008 reserve represents administrative costs; the balance represents estimated costs for investigation, studies, cleanup, and treatment. The reserve has not been discounted. As discussed below, an associated $5.0 million and $5.6 million undiscounted recovery from indemnitors of remediation costs at one plant site is recorded as of July 31, 2008 and October 31, 2007, respectively. The change in the environmental reserve during the first nine months of fiscal 2008 primarily consisted of cash payments of remediation costs.
The Company’s Nichols Aluminum-Alabama, LLC (NAA) subsidiary operates a plant in Decatur, Alabama that is subject to an Alabama Hazardous Wastes Management and Minimization Act Post-Closure Permit. Among other things, the permit requires NAA to remediate, as directed by the state, historical environmental releases of wastes and waste constituents. Consistent with the permit, NAA has undertaken various studies of site conditions and, during the first quarter 2006, started a phased program to treat in-place free product petroleum that had been released to soil and groundwater. Based on its studies to date, which remain ongoing, the Company’s remediation reserve at NAA’s Decatur plant is $4.6 million. NAA was acquired through a stock purchase in which the sellers agreed to indemnify Quanex and NAA for environmental matters related to the business and based on conditions initially created or events initially occurring prior to the acquisition. Environmental conditions are presumed to relate to the period prior to the acquisition unless proved to relate to releases occurring entirely after closing. The limit on indemnification is $21.5 million excluding legal fees. In accordance with the indemnification, the indemnitors paid the first $1.5 million of response costs and have been paying 90% of ongoing costs. Based on its experience to date, its estimated cleanup costs going forward, and costs incurred to date as of July 31, 2008, the Company expects to recover from the sellers’ shareholders an additional $5.0 million. Of that, $4.1 million is recorded in Other assets, and the balance is reflected in Prepaid and other current assets.

[1]	Reported in Accrued liabilities on the Consolidated Balance Sheets.

[2]	Reported in Prepaid and other current assets and Other assets on the Consolidated Balance Sheets.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Company’s final remediation costs and the timing of those expenditures will depend upon such factors as the nature and extent of contamination, the cleanup technologies employed, the effectiveness of the cleanup measures that are employed, and regulatory concurrences. While actual remediation costs therefore may be more or less than amounts accrued, the Company believes it has established adequate reserves for all probable and reasonably estimable remediation liabilities. It is not possible at this point to reasonably estimate the amount of any obligation for remediation in excess of current accruals because of uncertainties as to the extent of environmental impact, cleanup technologies, and concurrence of governmental authorities. The Company currently expects to pay the accrued remediation reserve through at least fiscal 2016, although some of the same factors discussed earlier could accelerate or extend the timing.
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
16. Transition Services Agreement
Quanex Building Products Corporation entered into a transition services agreement on December 19, 2007 with Quanex Corporation to provide services to Quanex Corporation (and ultimately Gerdau), including, but not limited to, benefit administration services, salary administration services, transitional legal services, accounting services, tax return preparation, tax consulting and related services, as such services may reasonably be necessary as a result of the Separation and in connection with Gerdau’s ownership of Quanex Corporation following the Separation. Accordingly, such services pertain to the Company’s former vehicular products business and non-building products related corporate items.
The fees to be paid for the services are determined by the parties based on market rates for such services. Additional services may be added upon agreement of the parties, and any service may be terminated without impacting the provision of any other services. Unless terminated sooner, the agreement will terminate during third quarter 2009. For the three and nine months ended July 31, 2008, Quanex Building Products Corporation recorded $0.8 million and $0.9 million of income, respectively, related to the transition services agreement. Certain services under the agreement have been terminated as of August 2008, and services will continue to diminish through 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General
The discussion and analysis of Quanex Building Products Corporation and its subsidiaries’ financial condition and results of operations should be read in conjunction with the July 31, 2008 Consolidated Financial Statements of the Company and the accompanying notes and in conjunction with the Consolidated Financial Statements and notes thereto included in the “Index to Consolidated Financial Statements of Quanex Corporation (Accounting Predecessor to Quanex Building Products Corporation)” of the Company’s Information Statement attached as Exhibit 99.1 to the Company’s Registration Statement on Form 10, filed April 4, 2008 and effective April 9, 2008 (the Company’s 2008 Form 10). References made to the “Company” or “Quanex” include Quanex Building Products Corporation and its subsidiaries and Quanex Corporation (Predecessor to Quanex Building Products Corporation) unless the context indicates otherwise.
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
Factors exist that could cause the Company’s actual results to differ materially from the expected results described in or underlying the Company’s forward-looking statements. Such factors include domestic and international economic activity, prevailing prices of aluminum scrap and other raw material costs, the rate of change in prices for aluminum scrap, energy costs, interest rates, construction delays, market conditions, particularly in the home building and remodeling markets, any material changes in purchases by the Company’s principal customers, labor supply and relations, environmental regulations, changes in estimates of costs for known environmental remediation projects and situations, world-wide political stability and economic growth, the Company’s successful implementation of its internal operating plans, acquisition strategies and integration, performance issues with key customers, suppliers and subcontractors, and regulatory changes and legal proceedings. Accordingly, there can be no assurance that the forward-looking statements contained herein will occur or that objectives will be achieved. All written and verbal forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors. For a more complete discussion of factors that may affect the Company’s future performance, please refer to the Company’s Information Statement attached as Exhibit 99.1 to the Company’s Registration Statement on the Company’s 2008 Form 10, in particular the sections titled “Risk Factors” and “Special Note About Forward-Looking Statements” contained therein.

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
The spin-off and subsequent merger is hereafter referred to as the “Separation”. For purposes of describing the events related to the Separation, as well as other events, transactions and financial results of Quanex Corporation and its subsidiaries related to periods prior to April 23, 2008, the term “the Company” refers to Quanex Building Products Corporation’s accounting predecessor, or Quanex Corporation.
In accordance with the provisions of the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), effective with the closing of the Separation on April 23, 2008, the results of operations and cash flows related to the Company’s vehicular products and non-building products related corporate accounts are reported as discontinued operations for all periods presented. In addition, the assets and liabilities of the Company’s vehicular products and non-building products related corporate accounts have been segregated from the assets and liabilities related to the Company’s continuing operations and presented separately on the Company’s comparative balance sheet as of October 31, 2007. Unless otherwise noted, all disclosures in the notes accompanying the consolidated financial statements as well as all discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects only continuing operations.
Transaction Expenditures
In connection with the Separation, the Company recognized $16.8 million of transaction expenses during the nine months ended July 31, 2008 that were expensed as incurred. Of the transaction expenses recognized for the year, $2.9 million is included in Selling, general and administrative expenses and $13.9 million is included in discontinued operations. In accordance with the Separation related agreements, transaction costs related to the merger were to be paid entirely by Gerdau, whereas the transaction costs related to the spin-off of Quanex Building Products were to be split 50/50 between Gerdau and Quanex Building Products Corporation. As such, Quanex Building Products’ portion of the spin-off transaction costs is presented in Selling, general and administrative expenses and all merger related transaction costs and the remaining spin-off costs are presented in discontinued operations. Further details of the spin-off and merger transaction costs are presented in the Corporate & Other Results of Operations section below and in Notes 1 and 3 of Item 1. The decline in year over year net income is directly impacted by the above transaction costs coupled with other transaction related expenses recognized for the year, with the vast majority recognized as of the date of the Separation on April 23, 2008.

Consolidated Results of Operations
Summary Information

	Three Months Ended July 31,				Nine Months Ended July 31,
	2008	2007	Change	%	2008	2007	Change	%
	(Dollars in millions)

Net sales	$240.3	$269.5	$(29.2)	(10.8)%	$622.6	$708.4	$(85.8)	(12.1)%
Cost of sales[1]	200.4	210.6	(10.2)	(4.8)	518.3	565.7	(47.4)	(8.4)
Selling, general and administrative	17.0	18.0	(1.0)	(5.6)	80.7	54.3	26.4	48.6
Depreciation and amortization	8.5	8.6	(0.1)	(1.2)	26.6	27.6	(1.0)	(3.6)

Operating income	14.4	32.3	(17.9)	(55.4)	(3.0)	60.8	(63.8)	(104.9)

Operating income margin	6.0%	12.0%	(6.0)%		(0.5)%	8.6%	(9.1)%
Interest expense	(0.1)	(0.1)	—	0.0	(0.4)	(0.5)	0.1	(20.0)
Other, net	0.3	0.1	0.2	200.0	4.9	0.3	4.6	1,533.3
Income tax expense	(5.8)	(10.6)	4.8	(45.3)	(0.6)	(21.1)	20.5	(97.2)

Income from continuing operations	$8.8	$21.7	$(12.9)	(59.4)%	$0.9	$39.5	$(38.6)	(97.7)%

Overview
The Company continues to find itself in a very difficult housing market, with new home starts down 31% compared to the third quarter last year combined with remodeling activity that is estimated to be down approximately 10%. Net sales for the third quarter outperformed the market, down only 10.8% versus the third quarter of last year, due to new product and customer initiatives and bolstered by the strength of the Company’s larger customers which have shown an ability to weather the storm better than their competitors. Engineered Products’ new product and customer initiatives continue to help mitigate the impacts of the deteriorating markets; however, the financial results of these efforts are impacted by a $5.5 million non-cash LIFO charge in the third quarter. The new product and customer initiatives continue to mature and are expected to increase further over the final quarter of the year even in light of the tough market conditions. These initiatives are also expected to further increase next year and beyond as the Company is committed to accelerating development of new products that improve thermal efficiency and by capturing new programs.
The Company experienced seasonality consistent with historical trends for the third quarter as it experienced a 16% increase in net sales over the second fiscal quarter of 2008. The second fiscal quarter includes the start to the spring building season whereas the third fiscal quarter benefits from a full three months of the building season. In light of the lower year-over-year operating levels, management remains focused on costs and continues to reduce fixed and semi-variable expenses where it makes sense to do so.
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

[1]	Exclusive of items shown separately below.

For financial reporting purposes three of the Company’s four operating divisions, Homeshield, Truseal and Mikron, have been aggregated into the Engineered Products reportable segment. The remaining division, Nichols Aluminum, is reported as a separate, reportable segment. Additionally, Corporate & Other is comprised of corporate office expenses, LIFO, and certain inter-division eliminations. The sale of products between segments is recognized at market prices. Operating income is a primary determinant in assessing performance. The segments follow the accounting principles described in Item 1, Note 1 to the consolidated financial statements of the Company’s 2008 Form 10. The two reportable segments value inventory on a FIFO basis, and the LIFO reserve relating to those operations accounted for under the LIFO method of inventory valuation is computed on a consolidated basis in a single pool and treated as a corporate expense.
Three and Nine Months Ended July 31, 2008 Compared to Three and Nine Months Ended July 31, 2007
Engineered Products

	Three Months Ended July 31,				Nine Months Ended July 31,
	2008	2007	Change	%	2008	2007	Change	%
	(Dollars in millions)

Net sales	$115.3	$131.4	$(16.1)	(12.3)%	$295.0	$333.9	$(38.9)	(11.7)%
Cost of sales[1]	86.1	97.4	(11.3)	(11.6)	225.6	253.6	(28.0)	(11.0)
Selling, general and administrative	10.2	9.9	0.3	3.0	29.8	30.0	(0.2)	(0.7)
Depreciation and amortization	6.4	6.4	—	—	19.8	19.8	—	—

Operating income	$12.6	$17.7	$(5.1)	(28.8)%	$19.8	$30.5	$(10.7)	(35.1)%

Operating income margin	10.9%	13.5%	(2.5)%		6.7%	9.1%	(2.4)%
The primary market drivers for the Engineered Products segment are North American housing starts and residential remodeling activity. The primary drivers were down for the three and nine month periods ended July 31, 2008 compared to the same periods of 2007, with housing starts estimated to be down approximately 31% and 30%, respectively. The Engineered Products operations continued to outperform the market with sales decreasing far less compared to the market declines due to new product and customer initiatives and bolstered by the strength of the Company’s larger customers which have shown an ability to weather the storm better than their competitors.
The decrease in net sales at the Engineered Products segment for the three and nine months ended July 31, 2008 is entirely due to reduced volumes attributable to the continued falloff of housing starts and lower expenditures for remodeling and repair of the housing stock. Offsetting the market falloff was the continued growth of the new programs started in fiscal 2007 and 2008 that are expected to contribute more over the final quarter of fiscal 2008. The Engineered Products segment continues to develop and is currently producing and selling products that position it very well for the anticipated increase in “Green Building” as the Company’s thermal-efficient products weigh more favorably with consumers at high energy cost levels.
Operating income and the corresponding margin decreased at Engineered Products for the three and nine months ended July 31, 2008 driven entirely by reduced volumes from the depressed building products market. The third fiscal quarter typically increases over the second quarter as it benefits from a full three months of the building season, and this year was no different. However, the lower volumes in the current year resulted in fixed cost de-leveraging that are visible in the lower operating income and operating income margins. The segment continues to focus on controllable costs. Recurring selling, general and administrative costs have been reduced, but the ramp-up of costs attributable to new product efforts have offset the reductions. Both cost savings and product growth efforts are expected to benefit the remainder of the fiscal year and beyond.

[1]	Exclusive of items shown separately below.

Aluminum Sheet Products

	Three Months Ended July 31,				Nine Months Ended July 31,
	2008	2007	Change	%	2008	2007	Change	%
	(Dollars in millions)

Net sales	$130.5	$143.7	$(13.2)	(9.2)%	$340.9	$388.1	$(47.2)	(12.2)%
Cost of sales[1]	114.2	119.0	(4.8)	(4.0)	300.4	326.3	(25.9)	(7.9)
Selling, general and administrative	2.1	2.5	(0.4)	(16.0)	6.1	6.8	(0.7)	(10.3)
Depreciation and amortization	2.1	2.2	(0.1)	(4.5)	6.6	7.6	(1.0)	(13.2)

Operating income	$12.1	$20.0	$(7.9)	(39.5)%	$27.8	$47.4	$(19.6)	(41.4)%

Operating income margin	9.3%	13.9%	(4.6)%		8.2%	12.2%	(4.0)%
The primary market drivers for the Aluminum Sheet Products segment are North American housing starts and residential remodeling activity. The primary drivers were down for the three and nine month periods ended July 31, 2008 compared to the same periods of 2007, with housing starts estimated to be down approximately 31% and 30%, respectively.
The decrease in net sales at the Aluminum Sheet Products segment for the third quarter of fiscal 2008 was the result of an 11.4% volume decrease due to the very soft primary and secondary markets partially offset by a 2.6% increase in average selling price. The decrease in net sales at the Aluminum Sheet Products segment for the nine months ended July 31, 2008 was the result of a 9.9% volume decrease coupled with a 2.6% decrease in average selling price. London Metals Exchange (LME) aluminum ingot pricing trended upward throughout the early part of the third quarter before settling lower towards the end of the quarter. This trend resulted in higher average selling prices for the quarter and is expected to result in increased spreads for at least the first part of the fourth quarter.
Similar to the Engineered Products segment, operating income and the corresponding margin decreased at the Aluminum Sheet Products segment for the three and nine months ended July 31, 2008 as a direct result of reduced volumes from the depressed residential construction market. The quarter over quarter seasonal increase did take place, even though at a much lower annualized rate. The problem of fixed expense de-leveraging at these lower volume levels carried over from the second quarter. Also contributing to the year-over-year decline are the compressed spreads being realized due to a poorer mix (less painted sheet). Material spreads are highly correlated with aluminum ingot prices over time, though short-term spreads are impacted by timing of LME swings and aluminum scrap purchases. Sharp increases in LME result in short-term spread compression followed by longer-term increases in spread. The inverse is true with LME decreases.

[1]	Exclusive of items shown separately below.

Corporate and Other

	Three Months Ended July 31,				Nine Months Ended July 31,
	2008	2007	Change	%	2008	2007	Change	%
	(Dollars in millions)

Net sales	$(5.5)	$(5.6)	$0.1	(1.8)%	$(13.3)	$(13.6)	$0.3	(2.2)%
Cost of sales[1]	0.1	(5.8)	5.9	(101.7)	(7.7)	(14.2)	6.5	(45.8)
Selling, general and administrative	4.7	5.6	(0.9)	(16.1)	44.8	17.5	27.3	156.0
Depreciation and amortization	—	—	—	—	0.2	0.2	—	—

Operating income	$(10.3)	$(5.4)	$(4.9)	90.7%	$(50.6)	$(17.1)	$(33.5)	195.9%

Corporate and other operating expenses, which are not in the segments mentioned above, include inter-segment eliminations, the consolidated LIFO inventory adjustments (calculated on a combined pool basis) corporate office expenses and Quanex Building Products Corporation’s portion of transaction-related costs. Net sales amounts represent inter-segment eliminations between the Engineered Products segment and the Aluminum Sheet Products segment with an equal and offsetting elimination in Cost of sales. Included in Cost of sales for the three and nine months ended July 31, 2008 was $5.5 million of expense related to the estimated year-end LIFO inventory adjustment. The comparative quarter and year to date 2007 periods include $0.4 million and $0.8 million of LIFO income, respectively. LIFO related expense/income is derived from management’s estimate of the year-end inventory volume and pricing. Management is currently estimating that aluminum scrap will be higher at October 31, 2008 than at October 31, 2007. Accordingly, 75% of the projected 2008 year-end LIFO adjustment was recorded during the quarter ended July 31, 2008. Management updates this estimate each quarter in an effort to ascertain what amount, if any, should be recorded in the period. The actual adjustment is trued-up in the fourth quarter once the year-end volume levels and pricing are known.
Selling, general and administrative costs were lower during the three months ended July 31, 2008 compared to the same 2007 period due to reimbursement from Gerdau for transition services provided by Quanex Building Products since the Separation, lower stock-based compensation costs and other corporate overhead costs. This benefit was partially offset by certain transition expenses to launch Quanex Building Products Corporation. Selling, general and administrative costs were higher during the nine months ended July 31, 2008 compared to the same 2007 period as a direct result of transaction related expenses. Following is the breakdown of year-to-date July 31, 2008 transaction-related expenses that contributed to the increased year-over-year Selling, general and administrative costs:

(Dollars in millions)

Quanex Building Product’s share of spin-off transaction costs	$2.9
Stock-based compensation expense — modification impact	22.8
Acceleration of executive incentives and other benefits	0.8

Total transaction related expense	$26.5

Quanex Building Products Corporation’s portion of spin-off transaction costs include investment banking fees paid upon consummation of the spin-off, legal fees and accounting related fees amounted to $2.9 million year-to-date. The Company effectively treated the Separation as though it constituted a change in control for purposes of the Company’s stock option plans, restricted stock plans, long-term incentive plans and non-employee director retirement plan. As a result, all unvested stock options, restricted shares and long-term incentives vested as set forth in the Separation related agreements prior to completion of the Separation on April 23, 2008. Additionally, all outstanding stock options were to be cash settled by Gerdau following the Separation. The amounts presented above are only the incremental amount of expense that was recognized as a result of the accelerated vesting of the various awards and ultimate cash settlement of the stock options. Also, the amounts presented above represent only the expense associated with active Quanex Building Products Corporation employees and directors as of the time of the Separation. The same such expense related to Vehicular Products and former vehicular and corporate employees and directors is included in discontinued operations.

[1]	Exclusive of items shown separately below.

Other items
Other, net for the nine months ended July 31, 2008 reflects the positive impact of the Separation on the Company’s rabbi trust. Prior to the Separation, the rabbi trust held Quanex Corporation common stock which was recorded as contra-equity at historical cost. Upon completion of the Separation the rabbi trust was separated between Quanex Building Products Corporation and Gerdau. For each share held in the Quanex Building Products rabbi trust, it received the merger proceeds of $39.20 per share and 1 share of Quanex Building Products common stock. The shares of Quanex Building Products common stock are recorded at the same historical cost as before as a contra-equity, whereas any cash held by the rabbi trust is consolidated in Other current assets. The merger proceeds equated to $4.0 million to the rabbi trust, which was recorded as income in Other, net in the second fiscal quarter of 2008.
The Company’s effective tax rate increased from the prior year of 34.8% to 40.5% for the nine months ended July 31, 2008. The higher effective rate in 2008 is primarily attributable to the largely nondeductible transaction costs, and from a lower effective tax rate in 2007 which is primarily attributable to an update of the rate on deferred balances.
Outlook
The Company does not expect any near term improvement in the housing market. Housing starts in fiscal 2008 are now expected to lag fiscal 2007 starts by 31% as the market struggles with the high inventory overhang and tougher credit requirements sought by lenders. However, the Company does expect to see higher demand from its Engineered Products customers in the fourth quarter compared to the third quarter based on seasonal improvements in the market, the growth of new programs and the uptick in remodeling activity on the part of customers. At Nichols Aluminum, fourth quarter volumes are expected to lag the year ago quarter by 10%. Spread per pound at Nichols in the fourth quarter is expected to be in line with third quarter spreads.
Forecasting the Company’s financial results remains difficult given the current housing environment. The roll-up of income expectations by business indicates the Company will generate around $75 million of operating income before taking into account approximately $20 million of corporate expenses (excluding LIFO) in a normalized run rate. The current outlook for operating income is down $5 million from the previous guidance due primarily to lower spread and volume expectations at Nichols Aluminum. The Company does expect to continue to outperform the market and generate significant cash flow, and is well positioned to experience significant operating leverage when the market improves.
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
At July 31, 2008, the Company had no borrowings under the Credit Facility. The aggregate availability under the Credit Facility was $267.6 million at July 31, 2008, which is net of $2.4 million of outstanding letters of credit.
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

The Company’s working capital was $110.8 million on July 31, 2008 compared to $227.2 million on October 31, 2007. Working capital declined by $188.8 million due to the Separation whereby the Company’s former vehicular products business and non-building products related corporate items reported in discontinued operations accounted for $188.8 million of the October 31, 2007 working capital amount. This decline was partially offset by a $72.3 million increase in working capital from the Company’s continuing building products businesses, primarily due to a $32.7 million increase in cash and equivalents as a result of the funding from the Separation. In fiscal 2008, pursuant to the terms of the Separation related agreements, the Company received $20.9 million initial funding from Quanex Corporation (the Company’s predecessor), a net $6.9 million in true-up receipts from Gerdau for the settlement of stock options and change of control and a true-up receipt of $5.0 million related to Quanex Corporation’s convertible debentures. The Company’s cash and equivalents increased by another $22.4 million from continuing operations operating cash flows, net of capital expenditures. Additionally, conversion capital (accounts receivable plus inventory less accounts payable) from continuing operations increased by $22.3 million from October 31, 2007 to July 31, 2008.
The following table summarizes the Company’s cash flow results from continuing operations for the nine months ended July 31, 2008 and 2007:

	Nine Months Ending July 31,
	2008	2007
	(In millions)

Cash flows from operating activities	$33.9	$64.5
Cash flows from investing activities	$(11.6)	$(11.5)
Cash flows from financing activities	$29.9	$(52.3)
Highlights from the Company’s cash flow results for the nine months ended July 31, 2008 and 2007 are as follows:
Operating Activities — Continuing Operations
The decrease of $30.6 million in cash provided by operating activities from continuing operations for the first nine months of fiscal 2008 compared to the same period last year is primarily related to the decline in year over year operating income from its businesses as a direct result of the depressed housing market. Despite this market slowdown, the Company generated $33.9 million in operating cash flow from continuing operations for the nine months ended July 31, 2008. Additionally, conversion capital (accounts receivable plus inventory less accounts payable) contributed to the year over year decline in operating cash flow.
Investing Activities — Continuing Operations
Cash spending from investing activities from continuing operations during the nine months ended July 31, 2008 approximates spending during the same period of fiscal 2007 as capital expenditure spending levels are the same. The Company estimates that fiscal 2008 capital expenditures will range from $15.0 million to $20.0 million which approximates the Company’s building products 2007 spending. At July 31, 2008, the Company had commitments of approximately $5.7 million for the purchase or construction of capital assets. The Company plans to fund these capital expenditures with cash flow from operations.
The Company is evaluating various building products companies both in the residential and commercial space; however, the Company is experiencing trepidation on the part of acquisition candidates to sell at what appears to be the low point in the cycle.
Financing Activities — Continuing Operations
The Company received $82.2 million more for financing activities during the nine months ended July 31, 2008 compared to the same prior year period primarily due to items related to the Separation. In 2008, the Company received $32.7 million of funding from the Separation pursuant to the terms of the transaction related agreements; this consisted of a $20.9 million initial funding from Quanex Corporation (the Company’s predecessor), a net $6.9 million in true-up payments from Gerdau for the settlement of stock options and change of control agreements and a true-up receipt of $5.0 million from Gerdau related to Quanex Corporation’s convertible debentures. In contrast, during fiscal 2007 cash generated from the Company’s building products divisions was swept and transferred to Quanex Corporation. As a result, year to date 2007 financing activities from continuing operations reports a disbursement of $49.6 million to Quanex Corporation; the equal and offsetting receipt of cash is reported in financing activities from discontinued operations as discussed below.

One true-up item from the Separation remains outstanding to be settled with Gerdau. Based on current estimates and preliminary tax valuations, the Company expects to receive approximately $20.0 million from the settlement of taxes by early 2009. All in, the Company expects to receive $52.8 million in funding from the Separation; this represents $20.9 million of initial funding and $11.9 million of cash true-ups received through July 31, 2008 and the estimated $20.0 million expected from the tax true-up in 2009.
In June 2008, the Company paid a quarterly dividend of $0.03 per common share, which amounted to $1.1 million. The Company expects to continue to pay quarterly cash dividends thereafter although payment of future cash dividends will be at the discretion of the board of directors after taking into account various factors, including the Company’s financial condition, operating results, current and anticipated cash needs and plans for expansion.
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
Cash flows from discontinued operations in fiscal 2008 represent approximately six months of activity as the Separation occurred on April 23, 2008. In contrast, cash flows from discontinued operations for 2007 represent nine months of activity. This shorter 2008 period results in lower discontinued operation cash flows from operating activities, less cash spent on discontinued capital expenditures and less cash spent on certain financing activities such as dividends.
The decline in cash provided by operating activities from discontinued operations is predominately driven by 2007 including nine months of operations for the vehicular products business compared to approximately six months in 2008. Additionally, cash provided by operations activities from discontinued operations declined due to cash spent on transaction related deal costs.
Discontinued operations’ cash flows from investing activities were $34.1 million for the nine months ended July 31, 2008 compared to a use of cash of $111.7 million for the same period of 2007. In 2008, discontinued operations received $40.0 million from the liquidation of its remaining auction rate securities and spent $6.2 million on capital expenditures for the vehicular products business. In 2007, discontinued operations spent $40.0 million for purchases of auction rate securities, $58.5 million for an acquisition and $13.5 million in capital expenditures.
Discontinued operations used $46.2 million in cash from financing activities for the nine months ended July 31, 2008 and received $39.1 million in cash for the same period of 2007. In 2008, discontinued operations provided initial funding of $20.9 million to Quanex Building Products (see corresponding receipt in continuing operations’ financing activities), paid $10.4 million in Quanex Corporation dividends for quarterly dividends prior to the Separation and paid $18.8 million for the conversion of a portion of its convertible debentures; this use of cash in 2008 was partially offset by proceeds from stock option exercises. In 2007, discontinued operations received $49.6 million from cash swept from the building products businesses (see corresponding use of cash in continuing operations’ financing activities) and $5.1 million in stock option proceeds. This was partially offset by a use of cash of $15.6 million for the payment of Quanex Corporation dividends for the first three quarters of fiscal 2007.

Contractual Obligations and Commercial Commitments
Contractual Cash Obligations
The following tables set forth certain information concerning the Company’s unconditional obligations and commitments to make future payments under contracts with remaining terms in excess of one year, such as debt and lease agreements.

	Payments Due by Period
		Less than	Fiscal 2009	Fiscal 2011	After Fiscal
Contractual Cash Obligations	Total	3 Months	& 2010	& 2012	2012
	(In thousands)

Long-term debt, including interest(1)	$2,887	$17	$789	$711	$1,370
Operating leases(2)	18,909	1,242	8,485	3,752	5,430
Unconditional purchase obligations(3)	6,136	—	6,136	—	—

Total contractual cash obligations	$27,932	$1,259	$15,410	$4,463	$6,800

(1)	The debt interest amounts are based on rates as of July 31, 2008.

(2)	Operating leases cover a range of items from facilities, fork trucks and cars to fax machines and other miscellaneous equipment.

(3)	The unconditional purchase obligations are for aluminum scrap used in the manufacturing process.
Prior to the Separation, the Company’s pension plan included participants from the vehicular products business, the building products businesses and corporate. Upon the Separation, Gerdau assumed the pension benefit liabilities for the vehicular products and corporate retiree participants (reported in discontinued operations) while the Company retained the pension benefit liabilities for the building products and active corporate participants. Accordingly, the plan assets will be allocated based on benefit priority categories of the respective participants between Gerdau and the Company. Calculations and distribution of assets will not be finalized until later in the year. Based on initial valuations and preliminary distribution of assets, the Company expects to contribute up to $3.5 million to its pension plan for the remainder of fiscal 2008. Additionally, the Company expects its cash requirements to be less than $50 thousand for its postretirement benefit plan to fund current benefit payment requirements during fiscal 2008. Pension and other postretirement plan contributions beyond 2008 are not determinable since the amount of any contribution is heavily dependent on the future economic environment and investment returns on pension plan assets. Obligations to these plans are based on current and projected obligations of the plans, performance of the plan assets, if applicable, and any participant contributions. Refer to Note 9 of Item 1 to the consolidated financial statements for further information on these plans. Management believes the effect of the plans on liquidity is not significant to the Company’s overall financial condition.
The timing of payments related to the Company’s Supplemental Benefit Plan and Deferred Compensation Plan cannot be readily determined due to their uncertainty. The Supplemental Benefit Plan liability of $4.3 million at July 31, 2008 was recorded as part of Other (non-current) liabilities. The Company intends to partially fund these benefits with life insurance policies valued at $0.6 million as of July 31, 2008. The Company’s Deferred Compensation Plan liability has a $3.8 million market value as of July 31, 2008; the Company does not expect any Deferred Compensation Plan payments for the remainder of fiscal 2008.

Other Commercial Commitments
The following table reflects other commercial commitments or potential cash outflows that may result from a contingent event, such as a need to borrow short-term funds for liquidity purposes.

	Total
	Amounts	Less than	Fiscal 2009	Fiscal 2011	After Fiscal
Other Commercial Commitments	Committed	3 Months	& 2010	& 2012	2012

Standby letters of credit	$3,639	$1,218	$1,153	$—	$1,268
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

	Three Months Ended July 31, 2007			Nine Months Ended July 31, 2007
	Before		After	Before		After
Condensed Consolidated	Application of		Application of	Application of		Application of
Statement of Income	FSP AUG AIR-1	Adjustment	FSP AUG AIR-1	FSP AUG AIR-1	Adjustment	FSP AUG AIR-1
	(In thousands, except per share data)
Net sales	$269,506	$—	$269,506	$708,448	$—	$708,448
Income from continuing operations	21,656	—	21,656	39,522	—	39,522
Income from discontinued operations, net of tax	18,563	(1,572)	16,991	53,542	(520)	53,022

Net income	$40,219	$(1,572)	$38,647	$93,064	$(520)	$92,544

Basic earnings per common share:
Earnings from continuing operations	$0.59	$—	$0.59	$1.07	$—	$1.07
Income from discontinued operations	0.50	(0.05)	0.45	1.45	(0.02)	1.43

Basic earnings per share	$1.09	$(0.05)	$1.04	$2.52	$(0.02)	$2.50

Diluted earnings per common share:
Earnings from continuing operations	$0.54	$—	$0.54	$1.00	$—	$1.00
Income from discontinued operations	0.48	(0.04)	0.44	1.40	(0.02)	1.38

Diluted earnings per share	$1.02	$(0.04)	$0.98	$2.40	$(0.02)	$2.38
The effect of applying the direct expensing method retrospectively resulted in a decrease in net income of $1.6 million, or $0.05 per basic and $0.04 per diluted share, for the three months ended July 31, 2007. For the nine months ended July 31, 2007, the effect of applying the direct expensing method retrospectively resulted in a decrease in net income of $0.5 million, or $0.02 per basic and $0.02 per diluted share. The adoption of FSP AUG AIR-1 did not have an impact on full year net income or full year earnings per share for fiscal year 2007.
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
At July 31, 2008, the Company had fixed-rate debt totaling $0.1 million or 4% of total debt, which does not expose the Company to the risk of earnings loss due to changes in market interest rates. The Company and certain of its subsidiaries’ floating-rate obligations totaled $2.4 million, or 96% of total debt at July 31, 2008. Based on the floating-rate obligations outstanding at July 31, 2008, a one percent increase or decrease in the average interest rate would result in a change to pre-tax interest expense of approximately $25 thousand.
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
Through the use of firm price raw material purchase commitments and LME contracts, the Company intends to protect cost of sales from the effects of changing prices of aluminum. To the extent that the raw material costs factored into the firm price sales commitments are matched with firm price raw material purchase commitments, changes in aluminum prices should have no effect. During fiscal 2008 and 2007, the Company primarily relied upon firm price raw material purchase commitments to protect cost of sales tied to firm price sales commitments. At July 31, 2008, there were no open LME forward contracts associated with metal exchange derivatives. At October 31, 2007 there were 14 open LME forward contracts associated with metal exchange derivatives covering notional volumes of 2.8 million pounds with a fair value mark-to-market net loss of approximately $49 thousand. These contracts were not designated as hedging instruments, and any mark-to-market net gain or loss was recorded in cost of sales with the offsetting amount reflected as a current asset or liability on the balance sheet.
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
Item 4T. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (1934 Act) as of July 31, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2008, the disclosure controls and procedures are effective.
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
Item 5. Other Information
Effective August 28, 2008, the Company’s Board of Directors approved an amendment and restatement of the Company’s Bylaws. The full text of the Amended and Restated Bylaws are attached hereto as Exhibit 3.2 and incorporated herein by reference. The Company’s amendment and restatement of its Bylaws changed the procedures by which stockholders may recommend nominees to the Company’s Board of Directors, by changing the time period in which a stockholder may submit such nominees for consideration.
Item 6. Exhibits

Exhibit
Number	Description of Exhibits

3.1
Certificate of Incorporation of the Registrant dated as of December 12, 2007, filed as Exhibit 3.1 of the Registrant’s Registration Statement on Form 10 (Reg. No. 001-33913) as filed with the Securities and Exchange Commission on January 11, 2008, and incorporated herein by reference.

* 3.2	Amended and Restated Bylaws of the Registrant dated as of August 28, 2008.

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

QUANEX BUILDING PRODUCTS CORPORATION
/s/ Brent L. Korb
Brent L. Korb
Date: August 28, 2008	Senior Vice President — Finance and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibits

3.1
Certificate of Incorporation of the Registrant dated as of December 12, 2007, filed as Exhibit 3.1 of the Registrant’s Registration Statement on Form 10 (Reg. No. 001-33913) as filed with the Securities and Exchange Commission on January 11, 2008, and incorporated herein by reference.

* 3.2	Amended and Restated Bylaws of the Registrant dated as of August 28, 2008.

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