Form 10-K
period 2008-10-31
Quanex Building Products CORP
filed 2008-12-18
CIK 1423221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-33913

QUANEX BUILDING PRODUCTS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	26-1561397
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1900 West Loop South, Suite 1500, Houston, Texas	77027
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (713) 961-4600
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.01 par value	New York Stock Exchange, Inc.
Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting common equity held by non-affiliates as of April 30, 2008, computed by reference to the closing price for the Common Stock on the New York Stock Exchange, Inc. on that date, was $632,677. Such calculation assumes only the registrant’s current officers and directors were affiliates of the registrant.
At December 12, 2008, there were outstanding 37,772,492 shares of the registrant’s Common Stock, $0.01 par value.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the Commission within 120 days of October 31, 2008 are incorporated herein by reference in Part III of this Annual Report.

PART I
Item 1. Business
General
Quanex was organized in 1927 as a Michigan corporation under the name Michigan Seamless Tube Company. It reincorporated in Delaware in 1968 under the same name and then changed its name to Quanex Corporation in 1977. On December 12, 2007, Quanex Building Products Corporation was incorporated in the state of Delaware as a subsidiary of Quanex Corporation to facilitate the separation of Quanex Corporation’s vehicular products and building products businesses. The separation occurred on April 23, 2008, through the spin-off of Quanex Corporation’s building products business to its shareholders, in the form of stock of Quanex Building Products Corporation, immediately followed by the merger of Quanex Corporation (consisting principally of the Vehicular Products business and all non-Building Products related corporate accounts) with a wholly-owned subsidiary of Gerdau S.A. (Gerdau). This transaction is hereafter referred to as the “Separation”. The Company’s executive offices are located at 1900 West Loop South, Suite 1500, Houston, Texas 77027. For purposes of describing the events related to the Separation as well as other events, transactions and financial results of Quanex Building Products Corporation and its subsidiaries related to periods prior to April 23, 2008, the term “Quanex” or the “Company” also refer to Quanex Building Products Corporation’s accounting predecessor, Quanex Corporation.
The Company’s businesses are managed on a decentralized basis and operate in two reportable business segments: Engineered Products and Aluminum Sheet Products. Each business has administrative, operating and marketing functions. The Company measures each business’s earnings, cash flow and return on investment and seeks to reward superior performance with incentive compensation, which is a significant portion of total compensation for salaried employees. Intercompany sales are conducted on an arms-length basis. Operational activities and policies are managed by corporate officers and key division executives. Also, a small corporate staff provides corporate accounting, financial and treasury management, tax, legal, internal audit, information technology and human resource services to the operating divisions.
Quanex is a technological leader in the production of aluminum flat-rolled products, flexible insulating glass spacer systems, extruded composite and vinyl profiles, and precision-formed metal and wood products which primarily serve the North American building products markets. The Company uses low-cost production processes, and engineering and metallurgical expertise to provide customers with specialized products for specific applications. Quanex believes these capabilities also provide the Company with unique competitive advantages. The Company’s growth strategy is focused on nurturing and developing its Engineered Products businesses, introducing innovative products and components, and pursuing expansion through the acquisition of companies that produce similar products and serve similar or adjacent building products markets in North America, Europe and Asia.
Merger and Separation
On November 19, 2007, the Company announced that its Board of Directors unanimously approved a merger of Quanex Corporation, consisting principally of the Vehicular Products business and all non-Building Products related corporate accounts, with a wholly-owned subsidiary of Gerdau in exchange for $39.20 per share in cash. Quanex Corporation entered into a definitive agreement with Gerdau with respect to the merger on November 18, 2007 (the Gerdau Merger Agreement). The Separation occurred on April 23, 2008, through the spin-off of Quanex Corporation’s building products business to its shareholders, immediately followed by the merger of Quanex Corporation (consisting principally of the Vehicular Products business and all non-Building Products related corporate accounts) with a wholly-owned subsidiary of Gerdau. All Quanex Corporation shareholders of record received one share of Quanex Building Products Corporation’s stock for each share of Quanex Corporation stock.

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
In accordance with the provisions of Statement of Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144) effective with the Separation on April 23, 2008, the results of operations, financial position and cash flows related to the vehicular products business and non-building products related corporate items are reported as discontinued operations for all periods presented. In addition, the assets and liabilities of the vehicular products business and non-building products related corporate items have been segregated from the assets and liabilities related to the Company’s continuing operations and presented separately on the Company’s comparative balance sheet as of October 31, 2007. Unless otherwise noted, all disclosures in the notes accompanying the consolidated financial statements reflect only continuing operations.
Business Developments
The Company has grown primarily through the strategic acquisition of residential-related building products businesses that complement its overall product base. On December 31, 2003, the Company completed the acquisition of Truseal, a manufacturer of patented and trademarked flexible insulating glass spacer systems and sealants for residential windows. The consideration for the acquisition of all of the outstanding capital stock of Truseal was $112.7 million in cash including the working capital adjustment and transaction fees.
On December 9, 2004, the Company completed the acquisition of all of the outstanding stock, through a subsidiary merger, of Mikron, a manufacturer of engineered vinyl and thermoplastic alloy composite window components, window coverings and door components. Mikron serves the residential building and remodeling markets. Headquartered in the Seattle suburb of Kent, Washington, Mikron operates modern and highly automated extrusion facilities located in the Kent area; Richmond, KY, and Winnebago, IL. The Company paid $197.5 million in cash including the working capital adjustment, a purchase price adjustment and transaction fees.
In addition, in the last five years, the Company has added facilities in The Dalles, Oregon and Dubuque, Iowa for manufacturing of residential fenestration products. The Company has a startup operation in Suzhou, China with production to begin during the second half of 2009.
Quanex Building Products LLC was formed in Delaware on December 12, 2007, by Quanex Corporation to hold substantially all of the building products business of Quanex Corporation and to facilitate the separation of its vehicular products and building products businesses through the spin-off and the Quanex/Gerdau merger.

Manufacturing Processes, Markets, and Product Sales by Business Segment
The Company has 18 manufacturing facilities in 10 states in the United States. These facilities feature efficient plant design and flexible manufacturing processes, enabling the Company to produce a wide variety of custom engineered products and components for the residential building products markets. The Company is able to maintain minimal levels of finished goods inventories at most locations because it typically manufactures products upon order to customer specifications. Payments for purchases and collections from customers are generally consistent with industry practices which are based on average 30 day terms. The Company believes it maintains lower than industry average working capital levels that have historically been funded through cash flow from operations.
The majority of our products are sold into the building products markets. Residential housing starts and remodeling expenditures are the primary market drivers.
For financial information regarding each of the Company’s reportable business segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and Note 12 to the Consolidated Financial Statements. For net sales of the Company by major product lines see Note 12 to the Consolidated Financial Statements. For the year ended October 31, 2008, one customer, Associated Materials, Inc., represented $105.8 million or 12% of the consolidated net sales of the Company. Both of the Company’s segments make sales to this one customer. For the years ended October 31, 2007 and 2006, no one customer represented 10% or more of the consolidated net sales of the Company.
Quanex operates in two reportable business segments: engineered building products and aluminum sheet building products.
Engineered Building Products
The Engineered Building Products segment is comprised of six fabricated metal components operations, two facilities producing wood fenestration (door and window) components, four polyvinyl chloride (vinyl) extrusion facilities, a flexible insulating glass spacer operation and a facility that produces automated equipment for assembling insulating glass units. The segment’s operations produce window and door components for Original Equipment Manufactures (OEMs) that primarily serve the residential construction and remodeling markets. Products include insulating glass spacer/sealant systems, thin film solar panel sealants, window and patio door screens, aluminum cladding and other roll formed metal window components, door components such as thresholds and astragals (moldings), residential exterior products, engineered vinyl and composite patio door and window profiles and custom window grilles, and trim and architectural moldings in a variety of woods primarily for the home improvement and residential construction markets.
Engineered Products’ extrusion operations use highly automated production facilities to manufacture vinyl and composite profiles, the framing material used by fenestration OEMs in the assembly of vinyl windows and patio doors. Value-added capabilities include compound blending, window system design, tooling design and fabrication, in-line weatherstrip installation and miter cutting, and co-extrusion of integrated weather-resistant coatings. Metal fabrication operations include roll forming, stamping, and end-product assembly to produce a variety of fenestration products. The insulating glass sealant business uses co-extrusion and laminating technology to produce highly engineered, butyl rubber-based window spacer products used to separate two panes of glass in a window sash to improve its thermal performance. Engineered Products customers’ end-use applications include windows and window components, entry and patio door systems, and custom hardwood architectural moldings. Key success factors range from design and development expertise to flexible, world class quality manufacturing capability and just-in-time delivery.

Aluminum Sheet Building Products
The Aluminum Sheet Building Products segment is comprised of an aluminum mini-mill operation and three stand-alone aluminum sheet cold finishing operations. Aluminum sheet finishing capabilities include reducing reroll (hot-rolled aluminum sheet) coil to specific gauge, annealing, slitting and custom coating. Customer end-use applications include window frames, exterior home trim, fascias, roof edgings, soffits, downspouts and gutters. The product is packaged and delivered for use by various customers in the building and construction markets, as well as other capital goods and transportation markets.
The segment’s aluminum mini-mill which can produce up to 360 million annualized finished pounds uses an in-line casting process. The mini-mill converts aluminum scrap to reroll through melting, continuous casting, and in-line hot rolling processes. It also has aluminum scrap shredding and blending capabilities, as well as two rotary barrel melting furnaces, a delacquering furnace and a dross recovery system that broaden the mini-mill’s use of raw materials, allowing it to utilize a broader range of scrap, while improving raw material yields. Scrap is blended using computerized processes to most economically achieve the desired molten aluminum alloy composition. Management believes our production capabilities result in a significant conversion cost advantage and savings from reduced raw material costs, optimized scrap utilization, reduced unit energy cost and lower labor costs.
For financial information related to each segment, see Note 12 of the Financial Statements contained in this Annual Report on Form 10-K.
Strategy
Management’s vision is to become one of the world’s leading, most profitable manufacturers of engineered building components, recognized for leading edge product and process technology, best in class customer service, and excellent returns on investment. Execution of the following strategies will be essential for attainment of this vision:
•
Achieve robust organic growth in each of our reportable segments fueled by unmatched customer service, new product introduction and development of superior product attributes, particularly thermal efficiency, enhanced functionality, weatherability, appearance and best-in-class quality for Engineered Building Products;

•	Offer logistic solutions that provide our customers with just-in-time service and lower processing costs;

•
Enhance profitability through our continued efforts to adopt, promulgate and formalize Lean Manufacturing practices within both our core businesses and the acquisitions we make, including eliminating waste, minimizing scrap, optimizing work flow and improving productivity;

•	Maintain elevated priority for employee safety programs through enhanced process design and diligent supervision;

•	Attract and retain outstanding leadership and facilitate broad-based employee development through open communication, active feedback, meaningful goal setting and well-designed incentives; and

•
Pursue an active acquisition program, growing our existing fenestration footprint and expanding into other, adjacent residential and select commercial building products segments, particularly those that leverage our existing manufacturing skills (e.g., value-added aluminum processing, metal fabrication, specialty coating and finishing, roll forming, polymer and adhesive extrusion, wood and composite materials processing, and engineered systems design and assembly).

Raw Materials and Supplies
The Engineered Building Products businesses purchase a diverse range of raw materials, which include coated and uncoated aluminum sheet, wood (both hardwood and softwood), polyvinyl chloride, epoxy resin and butyl rubber. In most cases, the raw materials are available from several suppliers at market prices. Aluminum sheet is generally purchased from the Aluminum Sheet Building Products business at prices based upon arms-length transactions. Sole sourcing arrangements are entered into from time to time if beneficial savings can be realized and only when it is determined that a vendor can reliably supply all of the business’s raw material requirements.
The Aluminum Sheet Building Products business’s most significant raw material is aluminum scrap purchased on the open market, where availability and delivery can be adversely affected by, among other things, extreme weather conditions. Firm fixed price forward purchases matched to firm fixed price forward sales are used on a limited basis to hedge against fluctuations in the price of aluminum scrap required to manufacture products for fixed-price sales contracts. To a lesser extent, aluminum ingot futures contracts are bought and sold on the London Metal Exchange to hedge aluminum scrap requirements.
The Company believes that none of its sole sourcing arrangements are material.
Backlog
At October 31, 2008, Quanex’s backlog of orders to be shipped in the next three months was approximately $36.3 million, comprised of $9.9 million for the Engineered Building Products segment and $26.4 million for the Aluminum Sheet Building Products segment. This compares to approximately $48.5 million at October 31, 2007, comprised of $10.0 million for the Engineered Building Products segment and $38.5 million for the Aluminum Sheet Building Products segment. The decrease at Aluminum Sheet Building Products is a result of lower volumes and the lower price of ingot. Because many of the markets in which Quanex operates have short lead times, the Company does not believe that backlog figures are reliable indicators of annual sales volume or operating results.
Competition
The Company’s products are sold under highly competitive conditions. The Company competes with a number of companies, some of which have greater financial resources than us. Competitive factors include product quality, price, delivery, and the ability to manufacture to customer specifications. The amounts of aluminum mill sheet products, engineered building products and extruded building products the Company manufactures represent a small percentage of annual domestic production.
The operations of the Engineered Building Products business compete with a range of small and midsize metal, vinyl and wood fabricators and wood molding facilities. The Company also competes against sealant firms and insulated glass panel fabricators. Competition is primarily based on regional presence, custom engineering, product development, quality, service and price. The operations also compete with in-house operations of vertically integrated fenestration OEMs. Some of the primary competitors of the Engineered Building Products business include Royal Group, Veka, Deceuninck, Edgetech, PPG/Intercept, and Allmetal.
The Aluminum Sheet Building Products business competes with small to large aluminum sheet manufacturers such as Alcoa, Aleris, JW Aluminum and Jupiter, some of which are divisions or subsidiaries of major corporations with substantially greater resources than the Company. The Company competes in coil-coated and mill finished products, primarily on the basis of the breadth of product lines, the quality and responsiveness of its services, and price.

Sales and Distribution
The Company has sales organizations with sales representatives in many parts of the United States and to a lesser extent in China and Europe. The Engineered Building Products segment’s products are sold primarily to OEMs through company direct sales force, along with the limited use of distributors to market wood moldings and in other business segments that are not North American. The Aluminum Sheet Building Products segment’s products are sold to OEM and distribution customers through both direct and indirect sales groups.
Seasonal Nature of Business
Sales for both the Engineered Building Products and Aluminum Sheet Building Products businesses are seasonal. Winter weather typically reduces homebuilding and home improvement activity. The Company typically experiences its lowest sales during its first fiscal quarter. Profits tend to be lower in quarters with lower sales because a high percentage of manufacturing overhead and operating expense is due to labor and other costs that are generally semi-variable throughout the year.
Service Marks, Trademarks, Trade Names, and Patents
The Company’s federally registered trademarks or service marks include QUANEX, QUANEX and design, TRUSEAL TECHNOLOGIES, DURASEAL, DURALITE, SOLARGAIN EDGE TAPE, ENVIROSEALED WINDOWS, EDGETHERM, COLONIAL CRAFT, MIKRON, MIKRONWOOD, MIKRONWOOD A PAINTABLE COMPOSITE and design, M design, MIKRONBLEND, MIKRON BLEND and design, SPECTUSBLEND, SPECTUS BLEND and design, K2 MIKRON and design, BUILDER & REMODELER EXECUTIVE, WINDOW EXECUTIVE, HOMESHIELD, HOMESHIELD and design, and STORM SEAL. The trade name Nichols Aluminum is used in connection with the sale of our aluminum mill sheet products. The HOMESHIELD, COLONIAL CRAFT, TRUSEAL TECHNOLOGIES, MIKRON and QUANEX word and design marks and associated trade names are considered valuable in the conduct of our business. The Company’s business generally does not depend upon patent protection, but patents obtained at our vinyl extrusion and window sealant business units remain critical in providing us with a competitive advantage over other building products manufacturers. The Company’s vinyl extrusion business unit obtains patent protection for various dies and other tooling created in connection with its production of customer-specific designs and extrusions. The Company’s window sealant business unit relies on patents to protect the design of several of its window spacer products. Although the Company holds numerous patents, the proprietary process technology that has been developed is also the source of considerable competitive advantage.
Research and Development
Expenditures for research and development of new products or services during the last three years were not significant. Although not technically defined as research and development, a significant amount of time, effort and expense is devoted to (a) custom engineering which qualifies products for specific customer applications, (b) developing superior, proprietary process technology and (c) partnering with customers to develop new products.
Environmental Matters
The Company is subject to extensive laws and regulations concerning the discharge of materials into the environment, the remediation of chemical contamination and worker safety. To satisfy such requirements, the Company must make capital and other expenditures on an ongoing basis. The cost of environmental matters and worker safety has not had a material adverse effect on the Company’s operations or financial condition in the past, and management is not aware of any existing conditions that it currently believes are likely to have a material adverse effect on its operations, financial condition, or cash flow.

Remediation
Under applicable state and federal laws, the Company may be responsible for, among other things, all or part of the costs required to remove or remediate wastes or hazardous substances at locations it has owned or operated at any time. The Company is currently participating in environmental remediation at one of its locations.
From time to time, the Company also has been alleged to be liable for all or part of the costs incurred to clean up third-party sites where it is alleged to have arranged for disposal of hazardous substances. At present, the Company is not involved in any such matters.
Total environmental reserves and corresponding recoveries for Quanex’s current plants were as follows:

	October 31,
	2008	2007
	(In thousands)

Current[1]	$1,800	$1,500
Non-current	2,485	4,239

Total environmental reserves	$4,285	$5,739

Receivable for recovery of remediation costs[2]	$4,671	$5,591

Approximately $0.6 million of the October 31, 2008 reserve represents administrative costs; the remaining balance represents estimated costs for investigation, studies, cleanup, and treatment. The reserve has not been discounted. As discussed below, an associated $4.7 million and $5.6 million undiscounted recovery from indemnitors of remediation costs at one plant site is recorded as of October 31, 2008 and October 31, 2007, respectively. The change in the environmental reserve during the year ended October 31, 2008 primarily consisted of cash payments of remediation costs.
The Company’s Nichols Aluminum-Alabama, LLC (NAA) subsidiary operates a plant in Decatur, Alabama that is subject to an Alabama Hazardous Wastes Management and Minimization Act Post-Closure Permit. Among other things, the permit requires NAA to remediate, as directed by the state, historical environmental releases of wastes and waste constituents. Consistent with the permit, NAA has undertaken various studies of site conditions, and during the first quarter of 2006, started a phased program to treat in-place free product petroleum that had been released underneath the plant. Based on its studies to date, which remain ongoing, the Company’s remediation reserve at NAA’s Decatur plant is $4.3 million. NAA was acquired through a stock purchase in which the sellers agreed to indemnify Quanex and NAA for identified environmental matters related to the business and based on conditions initially created or events initially occurring prior to the acquisition. Environmental conditions are presumed to relate to the period prior to the acquisition unless proved to relate to releases occurring entirely after closing. The limit on indemnification is $21.5 million excluding legal fees. In accordance with the indemnification, the indemnitors paid the first $1.5 million of response costs and have been paying 90% of ongoing costs. Based on its experience to date, its estimated cleanup costs going forward, and costs incurred to date as of October 31, 2008, the Company expects to recover from the sellers’ shareholders an additional $4.7 million. Of that, $3.9 million is recorded in Other assets, and the remaining balance is reflected in Accounts receivable.

[1]	Reported in Accrued liabilities on the Consolidated Balance Sheets.

[2]	Reported in Accounts receivable and Other assets on the Consolidated Balance Sheets.

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
Compliance
Quanex incurred expenses of approximately $1.3 million during fiscal 2008 in order to comply with existing environmental regulations. This compares to $1.4 million of expense incurred during fiscal 2007. For fiscal 2009, the Company estimates expenses at its facilities will be approximately $1.0 million for continuing environmental compliance. There were no material capital expenditures for environmental matters during fiscal 2008 or 2007 and no material environmental capital expenditure is planned for fiscal 2009. Future expenditures relating to environmental matters will necessarily depend upon the application to the Company and its facilities of future regulations and government decisions. The Company will continue to have expenditures beyond fiscal 2009 in connection with environmental matters, including control of air emissions, control of water discharges and plant decommissioning costs. It is not possible at this time to reasonably estimate the amount of those expenditures, except as discussed above due to uncertainties about emission levels, control technologies, the positions of governmental authorities and the application of requirements to the Company. Based upon its experience to date, the Company does not believe that its compliance with environmental requirements will have a material adverse effect on its operations, financial condition, or cash flows.
Worker Safety
The Company for many years has maintained effective compliance policies that have helped to minimize liabilities and other financial impacts related to worker safety and environmental issues. These policies include extensive employee training and education, as well as internal policies embodied in our Code of Conduct and elsewhere. The Company plans to continue these policies in the future, and believes that they are a vital component of the Company’s continued high performance. Based on experience to date, the Company does not believe that there will be any material adverse effect on its operations, financial condition, or cash flows as a result of maintaining these policies in the future.

Employees
The Company had 2,262 employees at October 31, 2008 and approximately 2,122 at December 18, 2008. Of the total employed, approximately 24% are covered by collective bargaining agreements. Following is a table of collective bargaining agreements currently in place.

			Covered
			Employees
Facility	Expires	Union	at 10/31/08

Nichols Aluminum-Lincolnshire(1)	Jan. 2009	International Association of Machinists and Aerospace Workers	92

Truseal Technologies	Dec. 2009	United Steelworkers of America	138

Nichols Aluminum-Alabama	May 2011	United Steelworkers of America	64

Nichols Aluminum-Davenport/Casting	Nov. 2011	International Brotherhood of Teamsters	243
Financial Information about Geographic Areas
For financial information on the Company’s foreign and domestic operations, see Note 12 of the Financial Statements contained in this Annual Report on Form 10-K.
Communication with the Company
The Company’s website is www.quanex.com. Inquiries to the Company and its Board of Directors are invited. Interested persons may contact the appropriate individual or department by choosing one of the options below.
General
Investor Information:
For Investor Relations matters or to obtain a printed copy of the Company Code of Business Conduct and Ethics, Corporate Governance Guidelines or charters for the Audit, Compensation and Management Development, and Nominating and Corporate Governance Committees of the Board of Directors, send a request to the Company’s principal address below or inquiry@quanex.com. This material may also be obtained from the Company website at www.quanex.com by following the “Corporate Governance” link.
The Company’s required regulatory filings such as annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available free of charge through the Company’s website, as soon as reasonably practicable after they have been filed with or furnished to the Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 (the 1934 Act). Forms 3, 4 and 5 filed with respect to equity securities under Section 16(a) of the 1934 Act are also available on the Company’s website. All of these materials are located at the “Financial Information” link. They can also be obtained free of charge upon request to inquiry@quanex.com or to the Company’s principal address below.
Communications with the Company’s Board of Directors:
Persons wishing to communicate to the Company’s Board of Directors or specified individual directors may do so by sending them in care of David D. Petratis, The Chairman of the Board of Directors, at the Company’s principal address below or hotline@quanex.com.

(1)
The collective bargaining agreement for Nichols-Aluminum Lincolnshire expires on January 12, 2009. The parties are currently in negotiation, and a new agreement has not yet been ratified for the facility.

Hotline
Accounting Issues:
Persons who have questions or concerns regarding questionable accounting, internal accounting controls or auditing matters may submit them to the Senior Vice President — Finance & Chief Financial Officer at the Company’s principal address or hotline@quanex.com.
Such communications will be kept confidential to the fullest extent possible. If the individual is not satisfied with the response, they may contact the Audit Committee or the Nominating and Corporate Governance Committee of the Board of Directors of the Company. If concerns or complaints require confidentiality, then this confidentiality will be protected, subject to applicable laws.
Reporting Illegal or Unethical Behavior:
Employees, officers and directors who suspect or know of violations of the Company Code of Business Conduct and Ethics, or illegal or unethical business or workplace conduct by employees, officers or directors, have an obligation to report it. If the individuals to whom such information is conveyed are not responsive, or if there is reason to believe that reporting to such individuals is inappropriate in particular cases, then the employee, officer or director may contact the Chief Compliance Officer, Chief Financial Officer, Director of Internal Audit, or any corporate officer in person, by telephone, letter to the Company’s principal address or e-mail below. Quanex Building Products also encourages persons who are not affiliated with the Company to report any suspected illegal or unethical behavior.
1)	By Letter Quanex Building Products Corporation 1900 West Loop South, Suite 1500 Houston, Texas 77027

2)	By Telephone Direct Telephone (713) 877-5349 Toll Free Telephone (800) 231-8176 Toll Free HOTLINE (888) 704-8222

3)	By Electronic Mail HOTLINE hotline@quanex.com
Such communications will be kept confidential to the fullest extent possible. If the individual is not satisfied with the response, they may contact the Nominating and Corporate Governance Committee of the Board of Directors of the Company at the Company’s principal address above. If concerns or complaints require confidentiality, then this confidentiality will be protected, subject to applicable laws.
Item 1A. Risk Factors
In addition to the factors discussed elsewhere in this report and in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the following are some of the potential risk factors that could cause the Company’s actual results to differ materially from those projected in any forward-looking statements. These factors, as well as the other information contained in this document, should be carefully considered when evaluating an investment in the Company’s securities. Any of the following risks could have material adverse effects on the Company’s financial condition, operating results and cash flow. The below list of important factors is not all-inclusive or necessarily in order of importance.

Worldwide economic conditions and credit tightening could materially adversely affect the Company.
Uncertainty about current global economic conditions poses a risk as consumers may postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a material negative effect on the demand for the Company’s products and services and on the Company’s financial condition and operating results.
The current financial turmoil affecting the banking system and financial markets has resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency and equity markets. There could be a number of follow-on effects from the credit crisis on the Company’s business, including insolvency of key suppliers resulting in products delays, inability of customers to obtain credit to finance purchases of the Company’s products, insolvencies; and inability of customers to pay accounts receivable owed to the Company, or delays in the payment of such receivables. Additionally, if these economic conditions persist, the Company’s intangible assets may be impaired.
The price of our common stock has been volatile and could continue to fluctuate in the future.
The market price of the Company’s common stock has fluctuated significantly and is likely to continue to fluctuate in the future. Announcements by the Company or others regarding the receipt of customer orders, quarterly variations in operating results, acquisitions or divestitures, additional equity or debt financings, litigation, product developments, patent or proprietary rights, government regulation and general market conditions may have a significant impact on the market price of the Company’s common stock.
If the Company’s raw materials or energy were to become unavailable or to significantly increase in price, the Company might not be able to timely produce products for its customers or maintain its profit levels.
Quanex requires substantial amounts of raw materials, substantially all of which are purchased from outside sources. The Company does not have long-term contracts for the supply of most of its raw materials. The availability and prices of raw materials may be subject to curtailment or change due to new laws or regulations, suppliers’ allocations to other purchasers or interruptions in production by suppliers. In addition, the operation of the Company’s facilities requires substantial amounts of electric power and natural gas. Any change in the supply of, or price for, these raw materials could affect its ability to timely produce products for its customers.
The Company depends on supplier relationships, insurance providers, and other vendors, and any disruptions in these relationships may cause damage to its customer relationships or delays to its business.
There can be no assurance that the Company’s suppliers will be able to meet the Company’s future requirements for products and components in a timely fashion. In addition, the availability of many of these components is dependent in part on the Company’s ability to provide its suppliers with accurate forecasts of the Company’s future requirements. Delays or lost sales could be caused by other factors beyond the Company’s control, including late deliveries by vendors. If the Company were required to identify alternative suppliers for any of its required components, qualification and pre-production periods could be lengthy and may cause an increase in component costs and delays in providing products to customers. Any extended interruption in the supply of any of the key components currently obtained from limited sources could disrupt the Company’s operations and have a material adverse effect on customer relationships and profitability.

Portions of the Company’s business are generally cyclical in nature. Fewer housing starts, reduced remodeling expenditures or weaknesses in the economy could significantly reduce revenue, net earnings and cash flow.
Demand for the Company’s products is cyclical in nature and sensitive to general economic conditions. The Company’s business supports cyclical industries such as the building and construction industries.
The primary drivers of the Company’s business are housing starts and remodeling expenditures. The building and construction industry is cyclical and seasonal, and product demand is based on numerous factors such as interest rates, general economic conditions, consumer confidence and other factors beyond the Company’s control. Declines in housing starts and remodeling expenditures due to such factors could have a material adverse effect on the Company’s business, results of operations and financial condition. The recent downturn in the housing market has had an adverse effect on the operating results of the Company’s building products business. Further deterioration in industry conditions or in the broader economic conditions of the markets where the Company operates could further decrease demand and pricing for its products and have additional adverse effects on its operations and financial results.
The Company is subject to various environmental requirements, and compliance with, or liabilities under, existing or future environmental laws and regulations could significantly increase the Company’s costs of doing business.
The Company is subject to extensive federal, state and local laws and regulations concerning the discharge of materials into the environment and the remediation of chemical contamination. To satisfy such requirements, the Company must make capital and other expenditures on an ongoing basis. For example, environmental agencies continue to develop regulations implementing the Federal Clean Air Act. Depending on the nature of the regulations adopted, the Company may be required to incur additional capital and other expenditures in the next several years for air pollution control equipment, to maintain or obtain operating permits and approvals, and to address other air emission-related issues. Future expenditures relating to environmental matters will necessarily depend upon the application to the Company and its facilities of future regulations and government decisions. It is likely that the Company will be subject to increasingly stringent environmental standards and the additional expenditures related to compliance with such standards. Furthermore, if the Company fails to comply with applicable environmental regulations, the Company could be subject to substantial fines or penalties and to civil and criminal liability.
The Company may not be able to successfully identify, manage or integrate future acquisitions, and if it is unable to do so, the Company’s rate of growth and profitability could be adversely affected.
The Company cannot provide any assurance that it will be able to identify appropriate acquisition candidates or, if it does, that it will be able to successfully negotiate the terms of an acquisition, finance the acquisition or integrate the acquired business effectively and profitably into its existing operations. Integration of future acquired businesses could disrupt the Company’s business by diverting management’s attention away from day-to-day operations. Further, failure to successfully integrate any acquisition may cause significant operating inefficiencies and could adversely affect the Company’s profitability. Consummating an acquisition could require the Company to raise additional funds through additional equity or debt financing. Additional equity financing could depress the market price of the Company’s common stock.

The Company operates in competitive markets, and its business will suffer if it is unable to adequately address potential downward pricing pressures and other factors that may reduce operating margins.
The principal markets that the Company serves are highly competitive. Competition is based primarily on the precision and range of achievable tolerances, quality, price and the ability to meet delivery schedules dictated by customers. The Company’s competition in the markets in which it participates comes from companies of various sizes, some of which have greater financial and other resources than the Company does and some of which have more established brand names in the markets the Company serves. Any of these competitors may foresee the course of market development more accurately than the Company does, develop products that are superior to the Company’s products, have the ability to produce similar products at a lower cost than the Company can, or adapt more quickly than the Company to new technologies or evolving customer requirements. Increased competition could force the Company to lower its prices or to offer additional services at a higher cost to the Company, which could reduce its gross profit and net income.
Original Equipment Manufacturers (OEMs) have significant pricing leverage over suppliers and may be able to achieve price reductions over time, which will reduce the Company’s profits.
The Company’s products are sold primarily to OEMs, and to a much lesser extent, sold through distributors. There is substantial and continuing pressure from OEMs in all industries to reduce the prices they pay to suppliers. The Company attempts to manage such downward pricing pressure, while trying to preserve its business relationships with its OEM customers, by seeking to reduce its production costs through various measures, including purchasing raw materials and components at lower prices and implementing cost- effective process improvements. However, the Company’s suppliers may resist pressure to lower their prices and may seek to impose price increases. If the Company is unable to offset OEM price reductions through these measures, its gross margins and profitability could be adversely affected. In addition, OEMs have substantial leverage in setting purchasing and payment terms, including the terms of accelerated payment programs under which payments are made prior to the account due date in return for an early payment discount.
The Company could lose customers and the related revenues due to the transfer of manufacturing capacity by its customers out of the United States to lower cost regions of the world.
Manufacturing activity in the United States has been on the decline over the past several years. One of the reasons for this decline is the migration by U.S. manufacturers to other regions of the world that offer lower cost labor forces. The combined effect is that U.S. manufacturers can reduce product costs by manufacturing and assembling in other regions of the world and then importing those products to the United States. Some of the Company’s customers have shifted production to other regions of the world and there can be no assurance that this trend will not continue. The Company may lose customers and revenues if its customers locate in areas that the Company chooses not to serve or cannot economically serve.
If the Company’s relationship with its employees were to deteriorate, the Company could be faced with labor shortages, disruptions or stoppages, which could shut down certain of its operations, reducing revenue, net earnings, and cash flows.
The Company’s operations rely heavily on its employees, and any labor shortage, disruption or stoppage caused by poor relations with its employees and/or renegotiation of labor contracts could shut down certain of its operations. Approximately 24% of the Company’s employees are covered by collective bargaining agreements which expire between 2009 and 2011. It is possible that the Company could become subject to additional work rules imposed by agreements with labor unions, or that work stoppages or other labor disturbances could occur in the future, any of which could impact financial results. Similarly, any failure to negotiate a new labor agreement when required might result in a work stoppage that could reduce the Company’s operating margins and income.

Changes in regulatory requirements or new technologies may render the Company’s products obsolete or less competitive.
Changes in legislative, regulatory or industry requirements or in competitive technologies may render certain of the Company’s products obsolete or less competitive, preventing the Company from selling them at profitable prices, or at all. The Company’s ability to anticipate changes in technology and regulatory standards and to successfully develop and introduce new and enhanced products on a timely and cost-efficient basis will be a significant factor in its ability to remain competitive. The Company’s business may, therefore, require significant ongoing and recurring additional capital expenditures and investments in research and development. The Company may not be able to achieve the technological advances necessary for it to remain competitive or certain of its products may become obsolete. The Company is also subject to the risks generally associated with new product introductions and applications, including lack of market acceptance, delays in product development and failure of products to operate properly.
Equipment failures, delays in deliveries or catastrophic loss at any of the Company’s manufacturing facilities could lead to production curtailments or shutdowns that prevent the Company from producing its products.
An interruption in production capabilities at any of the Company’s facilities as a result of equipment failure or other reasons could result in the Company’s inability to produce its products, which would reduce its sales and earnings for the affected period. In addition, the Company generally manufactures its products only after receiving the order from the customer and thus does not hold large inventories. If there is a stoppage in production at any of the Company’s manufacturing facilities, even if only temporarily, or if the Company experiences delays as a result of events that are beyond its control, delivery times could be severely affected. Any significant delay in deliveries to the Company’s customers could lead to increased returns or cancellations and cause the Company to lose future sales. The Company’s manufacturing facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions or violent weather conditions. The Company has in the past and may in the future experience plant shutdowns or periods of reduced production as a result of equipment failure, delays in deliveries or catastrophic loss, which could have a material adverse effect on the Company’s results of operations or financial condition. The Company may not have adequate insurance to compensate its for all losses that result from any of these events.
The Company’s business involves complex manufacturing processes that may result in costly accidents or other disruptions of its operations.
The Company’s business involves complex manufacturing processes. Some of these processes involve high pressures, temperatures, hot metal and other hazards that present certain safety risks to workers employed at the Company’s manufacturing facilities. The potential exists for accidents involving death or serious injury. The potential liability resulting from any such accident, to the extent not covered by insurance, could cause the Company to incur unexpected cash expenditures, thereby reducing the cash available to operate its business. Such an accident could disrupt operations at any of the Company’s facilities, which could adversely affect its ability to deliver product to its customers on a timely basis and to retain its current business.

Flaws in the design or manufacture of the Company’s products could cause future product liability or warranty claims for which it does not have adequate insurance or affect its reputation among customers.
The Company’s products are essential components in buildings and other applications where problems in the design or manufacture of its products could result in property damage, personal injury or death. While the Company believes that its liability insurance is adequate to protect it from future product liability and warranty liabilities, its insurance may not cover all liabilities or be available in the future at a cost acceptable to the Company. In addition, if any of the Company’s products prove to be defective, it may be required in the future to participate in a recall involving such products. A successful claim brought against the Company in excess of available insurance coverage, if any, or a requirement to participate in any product recall, could significantly reduce the Company’s profits or negatively affect its reputation with customers.
The Company’s credit facility contains restrictions on the Company’s ability to implement its acquisition program.
The Company’s credit facility contains certain restrictions on the Company’s ability to enter into acquisitions, including:
•	the Company must comply with all terms and conditions of the credit facility on a pro forma basis based on the combined operating results of the acquisition target and the Company;

•	if the Company’s leverage ratio is greater than 2.50x, acquisitions are limited to 15% of the Company’s net worth per transaction; and

•	the Company is restricted from incurring certain additional indebtedness.
The above restrictions may impede the Company’s ability to carry out an active acquisition program, which is an important component of the Company’s future growth strategy. The Company’s failure to comply with the terms and covenants in its credit facility could lead to a default under the terms of those documents, which would entitle the lenders to accelerate the indebtedness and declare all amounts owed due and payable.
Failure to obtain alternative financing created by a potential breach of the lender’s funding commitment could negatively impact the Company’s growth strategy.
The current turmoil affecting the banking system and financial markets has resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency and equity markets. There is no assurance that the Company’s lenders will provide any future funding under the credit facility. If the Company’s lenders were unable or unwilling to fulfill their lending commitment, the Company would be required to seek alternative funding sources in order to conduct operations. Alternative funding could result in higher interest rates. However, there can be no assurance that alternative financial resources will be available promptly, on favorable terms or at all. Failure to obtain necessary funding could adversely affect our short-term liquidity and ability to make investment in research and development to fund new product initiatives, continue to upgrade process technology and manufacturing capabilities, and actively seek out potential acquisition candidates and could adversely affect our business, financial condition and operating results.

The Company’s corporate governance documents as well as Delaware law may delay or prevent an acquisition that stockholders may consider favorable, which could decrease the value of the Company’s shares.
The Company’s certificate of incorporation and bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire the Company without the consent of its board of directors. These provisions include restrictions on the ability of the Company’s stockholders to remove directors and supermajority voting requirements for stockholders to amend the Company’s organizational documents, a classified board of directors and limitations on action by the Company’s stockholders by written consent. In addition, the Company’s board of directors has the right to issue preferred stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer. Delaware law also imposes some restrictions on mergers and other business combinations between any holder of 15% or more of the Company’s outstanding common stock and the Company. Although the Company believes these provisions protect its stockholders from coercive or otherwise unfair takeover tactics and thereby provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with its board of directors, these provisions apply even if the offer may be considered beneficial by some stockholders.
The Company’s expansion plans outside the United States may not succeed.
The Company is currently expanding into China. Any expansion to markets outside the United States will present different and successive risks, expenses and difficulties with regard to applying or modifying our business model to different countries and regions of the world. There can be no assurance that any of the Company’s efforts to expand outside the United States will prove successful, that it will not incur operating losses in the future as a result of these efforts or that such efforts will not have a material adverse impact.
The Company’s success depends upon its ability to develop new products and services, integrate acquired products and services and enhance its existing products and services through product development initiatives and technological advances.
The Company has continuing programs designed to develop new products and to enhance and improve its products. The Company is expending resources for the development of new products in all aspects of its business. Some of these new products must be developed due to changes in legislative, regulatory or industry requirements or in competitive technologies that render certain of the Company’s products obsolete or less competitive. The successful development of the Company’s products and product enhancements are subject to numerous risks, both known and unknown, including unanticipated delays, access to significant capital, budget overruns, technical problems and other difficulties that could result in the abandonment or substantial change in the design, development and commercialization of these new products.
Given the uncertainties inherent with product development and introduction, including lack of market acceptance, the Company cannot provide assurance that any of its product development efforts will be successful on a timely basis or within budget, if at all. Failure to develop new products and product enhancements on a timely basis or within budget could harm the Company’s business and prospects. In addition, the Company may not be able to achieve the technological advances necessary for it to remain competitive.
The Company’s goodwill and indefinite-lived intangible assets may become impaired and result in a charge to income.
The Company’s management must use judgment in making estimates of future operating results and appropriate residual values to allocate the purchase price paid for acquisitions to the fair value of the net tangible and identifiable intangible assets. Future operating results and residual values could reasonably differ from the estimates and could require a provision for impairment in a future period which would result in a charge to income from operations in the year of the impairment with a resulting decrease in the Company’s recorded net worth.

The Company may not be able to protect its intellectual property.
A significant amount of time, effort and expense is devoted to custom engineering which qualifies the Company’s products for specific customer applications and developing superior, proprietary process technology. The Company relies on a combination of copyright, patent, trade secrets, confidentiality procedures and contractual commitments to protect its proprietary information. Despite the Company’s efforts, these measures can only provide limited protection. Unauthorized third parties may try to copy or reverse engineer portions of the Company’s products or otherwise obtain and use its intellectual property. Any patents the Company owns may be invalidated, circumvented or challenged. Any of the Company’s pending or future patent applications, whether or not being currently challenged, may not be issued with the scope of the claims it seeks, if at all. If the Company cannot protect its proprietary information against unauthorized use, it may not remain competitive, which would have a material adverse effect on the Company’s results of operations.
The Company has the ability to issue additional equity securities, which would lead to dilution of its issued and outstanding common stock.
The issuance of additional equity securities or securities convertible into equity securities would result in dilution of existing stockholders’ equity interests in the Company. The Company is authorized to issue, without stockholder approval, 1,000,000 shares of preferred stock, no par value, in one or more series, which may give other stockholders dividend, conversion, voting, and liquidation rights, among other rights, which may be superior to the rights of holders of the Company’s common stock. The Company’s board of directors has no present intention of issuing any such preferred shares, but reserves the right to do so in the future. In addition, the Company is authorized, by prior stockholder approval, to issue up to 125,000,000 shares of common stock, $0.01 par value per share. The Company is authorized to issue, without stockholder approval, securities convertible into either common stock or preferred stock.
The Company’s insurance providers may be unable to perform under their obligations.
Although the Company believes their insurance providers are creditworthy and that it will collect all amounts owed to them, the failure of these institutions to perform under their obligations could have a material adverse effect on the Company’s financial condition, results of operations, and cash flows.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The following table lists the Company’s principal properties together with their locations, general character and the industry segment which uses the facility. Listed facilities are owned by the Company, unless indicated otherwise. See Item 1, “Business,” for discussion of the capacity of various facilities.

Location	Principal Products

Engineered Building Products Segment
Rice Lake, Wisconsin	Fenestration products
Chatsworth, Illinois	Fenestration products (two plants)
The Dalles, Oregon	Fenestration products
Leased (expires 2017)
Richmond, Indiana	Fenestration products
Solon, Ohio	Flexible spacer and adhesive research & sales
Leased (expires 2017)
Barbourville, Kentucky	Flexible spacer/solar adhesives
Luck, Wisconsin	Fenestration products
Richmond, Kentucky	Vinyl extrusions
Winnebago, Illinois	Vinyl extrusions
Mounds View, Minnesota	Fenestration products
Leased (expires 2011)
Kent, Washington	Vinyl and composite extrusions (two plants)
Leased (leases expiring 2010 and 2011)
Dubuque, Iowa	Fenestration products
Leased (expires 2012)
Suzhou, China	Flexible spacer/solar adhesives
Leased (expires 2018)

Aluminum Sheet Building Products Segment
Lincolnshire, Illinois	Aluminum sheet finishing
Davenport, Iowa	Aluminum sheet and finishing (two plants)
Decatur, Alabama	Aluminum sheet finishing
Owned and leased (expires 2018)

Executive Offices
Houston, Texas	Corporate Office
Leased (expires 2010)
The Company believes that its properties are generally in good condition, are well maintained, and are generally suitable and adequate to carry on the Company’s business. In fiscal 2008, the Company’s facilities operated at approximately 62% of capacity.
Item 3. Legal Proceedings
The Company believes there are no new material legal proceedings to which Quanex, its subsidiaries, or their property is subject. For discussion of environmental issues, see Item 1 and Item 8, Note 16 to the Consolidated Financial Statements.
Item 4. Submission of Matters to a Vote of Security Holders
None.

PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Quanex Building Product’s common stock, $0.01 par value, is traded on the New York Stock Exchange, under the ticker symbol NX. The following tables present the quarterly common stock cash dividends and the high and low closing prices for the Company’s common stock during each fiscal quarter within the two most recent fiscal years.
Quarterly Common Stock Cash Dividends

Paid during the Quarter Ended	2008(1)	2007

January	$0.1400	$0.1400
April	0.1400	0.1400
July	0.0300	0.1400
October	0.0300	0.1400

Total	$0.3400	$0.5600

Quarterly Common Stock Sales Price (High & Low Sales Price) (2)

Quarter Ended	2008	2007

January	$53.40	$39.67
	36.08	32.91
April	55.42	44.99
	14.85	37.79
July	17.98	55.51
	14.04	42.26
October	18.18	48.27
	7.77	36.47
The terms of Quanex’s revolving credit agreement do not specifically limit the total amount of dividends or other distributions to its shareholders. Dividends and other distributions are permitted so long as after giving effect to such dividend or stock repurchase, there is no event of default.
There were approximately 3,896 holders of Quanex Building Product’s common stock (excluding individual participants in securities positions listings) on record as of December 12, 2008.

(1)
The quarterly common stock cash dividends prior to April 23, 2008 reflect dividends of Quanex Corporation prior to the Separation, while dividends after April 23, 2008 reflect dividends of Quanex Building Products, the accounting successor to Quanex Corporation.

(2)
The quarterly common stock high & low sales prices prior to April 23, 2008 reflect sales prices of Quanex Corporation prior to the Separation, while prices after April 23, 2008 reflect sales prices of Quanex Building Products, the accounting successor to Quanex Corporation. As a result, the significant variance in the market price range for the second quarter of fiscal 2008 is a direct result of the Separation. The high market price following the Separation in the second quarter of fiscal 2008 was $18.40.

Issuer Purchases of Equity Securities
On August 26, 2004, the Company’s Board of Directors approved an increase in the number of authorized shares in the Company’s existing stock buyback program, up to 2.25 million shares; and on August 24, 2006 the Board of Directors approved an additional increase of 2.0 million shares to the existing program. At October 31, 2005 there were no shares of treasury stock. The Company purchased 1,573,950 treasury shares at an average price of $37.06 during the year ended October 31, 2006, and no shares were purchased during fiscal 2007 or 2008. As of October 31, 2007, the number of shares in treasury was reduced to 981,117 and as of October 31, 2008 there were no shares of treasury stock resulting primarily from stock option exercises.
This program was particular to Quanex Corporation, and Quanex Building Products Corporation’s Board of Directors has not currently established a similar program for the Company.
Equity Compensation Plan Information
The following table summarizes as of October 31, 2008 certain information regarding equity compensation to our employees, officers, directors and other persons under our equity compensation plans.
Equity Compensation Plan Information

Number of securities
	Number of securities		remaining available for future
	to be issued upon	Weighted-average	issuance under equity
	exercise of	exercise price of	compensation plans (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights	warrants and rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,214,839	$14.88	1,342,047
Item 6. Selected Financial Data
The following selected consolidated financial data for the years ended October 31, 2004 through October 31, 2008 is derived from the Company’s audited consolidated financial statements. All periods have been adjusted on a retroactive basis to give effect for the Separation as well as the Company’s March 2006 and December 2004 three-for-two stock splits in the form of a stock dividend. Unless otherwise noted, all information in the table below reflects only continuing operations. The data set forth should be read in conjunction with the Company’s consolidated financial statements and accompanying notes to the consolidated financial statements included in Item 8 of this Form 10-K. The historical information is not necessarily indicative of the results to be expected in the future.
Glossary of Terms
The exact definitions of commonly used financial terms and ratios vary somewhat among different companies and investment analysts. The following list gives the definition of certain financial terms that are used in this report:
Asset turnover (continuing): Net sales divided by the average of beginning of year and end of year total assets excluding discontinued operations’ assets.
Working capital (continuing): Current assets less current liabilities (both excluding discontinued operations).
Current ratio (continuing): Current assets divided by current liabilities (both excluding discontinued operations).
Continuing return on common stockholders’ equity: Income from continuing operations attributable to common stockholders divided by the average of beginning of year and end of year common stockholders’ equity.
Continuing return on investment: The sum of income from continuing operations and the after-tax effect of interest expense less capitalized interest divided by the sum of the beginning of year and end of year averages for short and long-term debt and stockholders’ equity.

Selected Financial Data 2004 — 2008

	Fiscal years ended October 31,
	2008(1)	2007(1)	2006(1)	2005(1)(2)	2004(1)
	(thousands, except per share data and employees)

Selected Operating Results Data:
Net sales	$868,933	$963,974	$1,043,773	$952,025	$642,530
Operating income(3)	20,981	88,169	104,764	103,229	44,377
Income from continuing operations	15,904	57,131	64,956	61,456	25,673
Percent of net sales	1.8%	5.9%	6.2%	6.5%	4.0%
Income (loss) from discontinued operations, net of tax(4)	5,675	77,491	95,227	93,704	28,794
Net income (3)(4)	$21,579	$134,622	$160,183	$155,160	$54,467

Diluted Earnings Per Share Data:
Income from continuing operations	$0.41	$1.45	$1.64	$1.54	$0.68
Net income	$0.56	$3.41	$4.08	$3.95	$1.45

Cash dividends declared(5)	$0.3400	$0.5600	$0.4833	$0.3733	$0.3111

Financial Position—Year End:
Total assets, including discontinued operations(6)	$680,847	$1,334,822	$1,202,151	$1,114,778	$940,054
Asset turnover (continuing)	1.4	1.6	1.7	1.9	2.0
Working capital (continuing)	131,452	38,438	37,457	34,179	37,601
Current ratio (continuing)	2.1 to 1	1.4 to 1	1.3 to 1	1.3 to 1	1.4 to 1

Total debt	$2,551	$4,015	$6,736	$9,256	$2,261
Stockholders’ equity	547,828	883,149	758,515	656,742	500,707

Total capitalization	$550,379	$887,164	$765,251	$665,998	$502,968

Depreciation and amortization	35,072	37,991	36,999	32,701	18,467
Capital expenditures, net	15,815	15,904	27,072	28,087	11,114

Other Data:
Continuing return on investment-percent	2.3%	7.0%	9.2%	10.7%	5.5%
Continuing return on common stockholders’ equity-percent	2.2%	7.0%	9.2%	10.6%	5.4%

Average number of employees	2,373	2,744	3,084	2,883	1,804
Net sales per average employee	$366	$351	$338	$330	$356

Backlog for shipment in next 3 months	$36,000	$49,000	$36,000	$57,000	$70,000

(1)
During the second quarter of 2008, the Company spun off Quanex Corporation’s Building Products business immediately followed by the merger of Quanex Corporation (consisting primarily of the Vehicular Products business and all non-Building Products related corporate accounts) with a wholly-owned subsidiary of Gerdau. During the fourth quarter of 2005, the Company committed to a plan to sell its Temroc business. In the first quarter of 2005, the Company sold its Piper Impact business and in the fourth quarter of 2004 sold its Nichols Aluminum — Golden business. Accordingly, the assets and liabilities of the Vehicular Products business and all non-Building Products related corporate accounts, Temroc, Piper Impact and Nichols Aluminum — Golden are reported as discontinued operations in the Consolidated Balance Sheets for all periods presented, and their operating results are reported as discontinued operations in the Consolidated Statements of Income for all periods presented (see Note 3).

(2)
In December 2004, the Company acquired Mikron and accounted for the acquisition under the purchase method of accounting. Accordingly, Mikron’s estimated fair value of assets acquired and liabilities assumed in the acquisition and the results of operations are included in the Company’s consolidated financial statements as of the effective date of the acquisition.

(3)	Included in operating income is a gain on sale of land of $0.5 million in fiscal 2004.

(4)	Includes effects in fiscal 2005 of Temroc’s $13.1 million (pretax and after-tax) asset impairment charge in accordance with SFAS 142 and SFAS 144.

(5)
The quarterly common stock cash dividends prior to April 23, 2008 reflect dividends of Quanex Corporation prior to the Separation, while dividends after April 23, 2008 reflect dividends of Quanex Building Products, the accounting successor to Quanex Corporation.

(6)	Total assets include assets of discontinued operations of $742.3 million, $582.1 million, $490.9 million and $556.3 million at October 31, 2007, 2006, 2005 and 2004, respectively.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
The discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements of the Company and the accompanying notes.
Private Securities Litigation Reform Act
Certain of the statements contained in this document and in documents incorporated by reference herein, including those made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking” statements as defined under the Private Securities Litigation Reform Act of 1995. Generally, the words “expect,” “believe,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements which address future operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to volume, sales, operating income and earnings per share, and statements expressing a general outlook about future operating results, are forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company’s historical experience and our present projections or expectations. As and when made, management believes that these forward-looking statements are reasonable. However, caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date when made and there can be no assurance that such forward-looking statements will occur. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Factors exist that could cause the Company’s actual results to differ materially from the expected results described in or underlying the Company’s forward-looking statements. Such factors include domestic and international economic activity, prevailing prices of aluminum scrap and other raw material costs, the rate of change in prices for aluminum scrap, energy costs, interest rates, construction delays, market conditions, particularly in the home building and remodeling markets, any material changes in purchases by the Company’s principal customers, labor supply and relations, environmental regulations, changes in estimates of costs for known environmental remediation projects and situations, world-wide political stability and economic growth, the Company’s successful implementation of its internal operating plans, acquisition strategies and integration, performance issues with key customers, suppliers and subcontractors, and regulatory changes and legal proceedings. Accordingly, there can be no assurance that the forward-looking statements contained herein will occur or that objectives will be achieved. All written and verbal forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors. For more information, please see Item 1A, “Risk Factors”.

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
As more fully described in Notes 1 and 3 of the consolidated financial statements in Item 8, on April 23, 2008, Quanex Corporation spun off its building products businesses in a taxable spin and merged its vehicular products business with a wholly-owned subsidiary of Gerdau S.A. (Gerdau). Notwithstanding the legal form of the transactions, because of the substance of the transactions, Quanex Building Products Corporation was the divesting entity and treated as the “accounting successor,” and Quanex Corporation was the “accounting spinnee” for financial reporting purposes in accordance with Emerging Issues Task Force Issue (EITF) No. 02-11, “Accounting for Reverse Spinoffs” (EITF 02-11).
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
In accordance with the provisions of the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), effective with the Separation on April 23, 2008, the results of operations and cash flows related to the Company’s vehicular products and non-building products related corporate items are reported as discontinued operations for all periods presented. In addition, the assets and liabilities of the Company’s vehicular products and non-building products related corporate items have been segregated from the assets and liabilities related to the Company’s continuing operations and presented separately on the Company’s comparative balance sheet as of October 31, 2007. Unless otherwise noted, all disclosures in the notes accompanying the consolidated financial statements as well as all discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect only continuing operations.
Transaction Expenditures
In connection with the Separation, the Company recognized $16.8 million of transaction expenses during the twelve months ended October 31, 2008 that were expensed as incurred. Of the transaction expenses recognized for the year, $2.9 million is included in Selling, general and administrative expenses and $13.9 million is included in discontinued operations. In accordance with the Separation related agreements, transaction costs related to the merger were to be paid entirely by Gerdau, whereas the transaction costs related to the spin-off of Quanex Building Products were to be split 50/50 between Gerdau and Quanex Building Products Corporation. As such, Quanex Building Products’ portion of the spin-off transaction costs is presented in Selling, general and administrative expenses and all merger related transaction costs and the remaining spin-off costs are presented in discontinued operations. Further details of the spin-off and merger transaction costs are presented in the Corporate & Other Results of Operations section below and in Notes 1 and 3 of Item 8.

Results of Operations
Summary Information as % of Sales

	Years Ended October 31,(1)
	2008		2007		2006
	Dollar	% of	Dollar	% of	Dollar	% of
	Amount	Sales	Amount	Sales	Amount	Sales
	(Dollars in millions)

Net sales	$868.9	100%	$964.0	100%	$1,043.8	100%
Cost of sales(2)	717.3	83	767.1	80	829.7	79
Selling, general and administrative	95.5	11	70.7	7	72.3	7
Depreciation and amortization	35.1	4	38.0	4	37.0	4

Operating income	21.0	2	88.2	9	104.8	10

Interest expense	(0.5)	—	(0.6)	—	(1.0)	—
Other, net	5.2	1	0.3	—	0.2	—
Income tax expense	(9.8)	(1)	(30.8)	(3)	(39.0)	(4)

Income from continuing operations	$15.9	2%	$57.1	6%	$65.0	6%

(1)	All periods presented exclude the Vehicular Products business and all non-Building Products related corporate accounts and Temroc, which are included in discontinued operations.

(2)	Exclusive of items shown separately below.
Overview
The Company faced another year of significant market declines in 2008 and continues to find itself in a difficult housing market. Housing starts have declined significantly over the past three years from over 2.0 million in 2005. Fiscal 2008 housing starts were estimated to be 0.9 million units compared to 1.4 million units in 2007 and 1.9 million units in 2006. Additionally, residential remodeling was estimated to be down approximately 10% in fiscal 2008 compared to 2007. Despite these obstacles, the Company continues to demonstrate its ability to outperform the market by its deftness at developing new products, cultivating new customers as well as benefiting from its longstanding relationships with the leading participants in the industries Quanex serves. All of these factors, coupled with a continuous focus on the controllable internal factors, resulted in the Company not only performing relatively well in difficult times, but also positions the Company to take advantage when the housing market recovers and returns to the expected long-term growth trajectory.
The Company works closely with its customers in all phases of their new product development which is an important component to increasing revenue and a significant factor for its success in this otherwise difficult period. Efforts are also ongoing to increase shipments to the repair and remodel sector of the building products market. Generally, demographics for long-term housing demand in the United States remain favorable when factoring the projected population increase and continuing immigration. These coupled with an eventual return to a normal housing market will benefit the segment over the long-term. Furthermore, the Company’s presence in the vinyl and composite window market, which represents the fastest growing window segment, should continue to fuel growth over a long time frame.

In addition to the negative housing market impact on the Company’s operating income, transaction and other non-cash Separation expenses further negatively impacted the Company’s Selling, general and administrative expense and overall operating income by $26.5 million in fiscal 2008. Partially offsetting this in fiscal 2008 is the recognition of $4.0 million in Other, net for the receipt of merger proceeds by the Company’s Rabbi trust.
Business Segments
Business segments are reported in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131). SFAS 131 requires that the Company disclose certain information about its operating segments, where operating segments are defined as “components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (CODM) in deciding how to allocate resources and in assessing performance”. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments.
Quanex has two reportable segments: Engineered Products and Aluminum Sheet Products. The Engineered Products segment produces engineered products and components serving the window and door industry, while the Aluminum Sheet Products segment produces mill finished and coated aluminum sheet serving the broader building products markets and secondary markets such as recreational vehicles and capital equipment. The main market drivers of the building products focused segments are residential housing starts and remodeling expenditures.
For financial reporting purposes three of the Company’s four operating segments, Homeshield, Truseal and Mikron, have been aggregated into the Engineered Products reportable segment. The remaining division, Nichols Aluminum (Aluminum Sheet Products), is reported as a separate reportable segment with the Corporate & Other comprised of corporate office expenses and certain inter-division eliminations. The sale of products between segments is recognized at market prices. The financial performance of the operations is based upon operating income. The segments follow the accounting principles described in the Summary of Significant Accounting Principles, see Item 8, Note 1. Note that the two reportable segments value inventory on a FIFO or weighted-average basis while the LIFO reserve relating to those operations accounted for under the LIFO method of inventory valuation is computed on a consolidated basis in a single pool and treated as a corporate item.
Engineered Products — Three Years Ended October 31, 2008
The following table sets forth selected operating data for the Engineered Products segment:

	Years Ended October 31,			% Change
	(Dollars in millions)
				2008 vs.	2007 vs.
	2008	2007	2006	2007	2006
Net sales	$407.9	$457.8	$524.6	(10.9)%	(12.7)%
Cost of sales[1]	312.8	346.7	401.5	(9.8)	(13.6)
Selling, general and administrative	39.1	39.4	43.7	(0.8)	(9.8)
Depreciation and amortization	26.1	27.9	26.9	(6.5)	3.7

Operating income	$29.9	$43.8	$52.5	(31.7)%	(16.6)%
Operating income margin	7.3%	9.6%	10.0%

[1]	Exclusive of items shown separately below.

The primary market drivers for the Engineered Products segment are North American housing starts and residential remodeling activity. The U.S. housing market deteriorated 25% from fiscal 2006 to 2007 and an additional 31% from fiscal 2007 to 2008 while residential remodeling activity was estimated to be down 10% in fiscal 2008 compared to last year. Comparatively, 2008 net sales at Engineered Products were down only 10.9%. The Company’s ability to consistently outperform the market, even in this very tough economic environment, is testimony to the market-leading positions our customers hold in the window and door industry, and of significant importance, our collaboration with them on a broad range of new product and program initiatives.
The 10.9% and 12.7% decrease in net sales at the Engineered Products segment in fiscal 2008 and fiscal 2007, respectively, is due to reduced volumes attributable to the continued falloff of housing starts and lower remodeling and repair expenditures. Offsetting the market falloff was the continued growth of the new programs started in fiscal 2007 and 2008 and targeted price increases that took effect across the segment throughout fiscal 2008. In 2008, new products at Engineered Products accounted for approximately $14 million in incremental sales. The new products and programs include invisible window screens, composite window profiles, weather proof entry door components, advanced insulating spacer systems and thin-film solar panel sealants. The Engineered Products segment continues to develop and is currently producing and selling products that position it very well for the anticipated increase in “Green Building” as the Company’s thermal-efficient products are viewed more favorably by consumers when compared to less efficient competitive products. Additionally, the Company’s current product offerings position it well when more stringent building codes or standards are instituted, the broadest of which are the new Energy Star standards that become effective over the next five years.
Operating income and the corresponding margin decreased at Engineered Products from 2006 to 2008 as a direct result of reduced volumes from the depressed building products market and to a lesser extent from inflationary costs such as energy. The lower volumes resulted in fixed cost de-leveraging that are visible in the lower operating income and operating income margins. The segment continues to focus on maintaining pricing along with effectively managing its controllable costs. Selling, general and administrative costs have been reduced, but the ramp-up of costs attributable to new product efforts have offset some of the reductions. Aggressive reductions in labor costs, coupled with reductions in material costs and freight costs, were realized during fiscal 2007 that helped to minimize the impact of the lower volumes. During 2008, the Company began the consolidation of two fenestration component facilities into a single facility in order to help reduce operating costs and increase operating efficiencies. The consolidation effort will be completed in early 2009 and is expected to result in $1.2 million of annualized savings. Price realization, cost savings and product growth efforts are expected to yield future benefits.
Aluminum Sheet Products — Three Years Ended October 31, 2008
The following table sets forth selected operating data for the Aluminum Sheet Products segment:

	Years Ended October 31,			% Change
	(Dollars in millions)
				2008 vs.	2007 vs.
	2008	2007	2006	2007	2006
Net sales	$479.9	$524.2	$539.8	(8.5)%	(2.9)%
Cost of sales[1]	422.7	439.5	441.0	(3.8)	(0.3)
Selling, general and administrative	8.1	9.1	6.8	(11.0)	33.8
Depreciation and amortization	8.8	9.9	9.8	(11.1)	1.0

Operating income	$40.3	$65.7	$82.2	(38.7)%	(20.1)%
Operating income margin	8.4%	12.5%	15.2%

[1]	Exclusive of items shown separately below.

The primary market drivers for the Aluminum Sheet Products segment are North American housing starts and residential remodeling activity which together represent about 65% of the segment’s sales. As previously discussed, these primary market drivers declined from 2006 to 2008.
The decrease in net sales at the Aluminum Sheet Products segment in fiscal 2008 compared to 2007 was the result of an 8.3% volume decrease due to the very soft primary and secondary markets as average selling prices were relatively flat year-over-year. The net sales decline at the Aluminum Sheet Building Products segment in fiscal 2007 compared to 2006 resulted from lower volumes partially offset by higher average selling prices. Fiscal 2007 aluminum sheet volume decreased 7.2% from 2006 as North American new housing starts declined approximately 25%. Average selling prices in fiscal 2007 were 4.7% higher than fiscal 2006, in line with increases in aluminum ingot prices on the London Metal Exchange (LME). LME for aluminum ingot pricing is the most commonly used index for correlating aluminum sheet prices.
Similar to the Engineered Products segment, operating income and the corresponding margin decreased at the Aluminum Sheet Products segment from fiscal 2006 to 2008 as a direct result of reduced volumes from the depressed residential construction market. These lower volume levels resulted in fixed expense de-leveraging. Also contributing to the year-over-year decline are compressed spreads. Spread per pound in 2008 (selling price less material cost) was down approximately 7% compared to 2007 while 2007 spread was down approximately 2% from 2006. The decline in spread is primarily due to a lower mix of painted sheet and to a lesser extent in 2008 from pricing from over capacity pressures. Also contributing to the decline in operating income were increased utility and freight costs. Partially offsetting these increases in 2008 is a reduction in Selling, general and administrative costs primarily due to reduced salary expense and incentives coupled with declines in depreciation as capital expenditures are held in line by the current economic environment. Fiscal 2006 Selling, general and administrative results and operating income reflect a $1.9 million gain on the sale of Owens Corning receivables for which the Company had been carrying a reserve for several years.
The Aluminum Sheet Products’ operating income and margins are impacted by changes in LME as material spreads are correlated with aluminum ingot prices over time. Declines in LME result in spread compression; however, as LME rebounds and increases, spread and profits expand. The Company expects spread compression in early 2009 as the LME has declined since October 31, 2008.
Corporate and Other — Three Years Ended October 31, 2008

	Years Ended October 31,			$ Change
	(Dollars in millions)
				2008 vs.	2007 vs.
	2008	2007	2006	2007	2006

Net sales	$(18.9)	$(18.0)	$(20.6)	$(0.9)	$2.6
Cost of sales[1]	(18.2)	(19.1)	(12.8)	0.9	(6.3)
Selling, general and administrative	48.3	22.2	21.8	26.1	0.4
Depreciation and amortization	0.2	0.2	0.3	—	(0.1)

Operating income (expense)	$(49.2)	$(21.3)	$(29.9)	$(27.9)	$8.6

[1]	Exclusive of items shown separately below.

Corporate and other operating expenses, which are not in the segments mentioned above, include inter-segment eliminations, the consolidated LIFO inventory adjustments (calculated on a combined pool basis) corporate office expenses and Quanex Building Products Corporation’s portion of transaction-related costs. Net sales amounts represent inter-segment eliminations between the Engineered Products segment and the Aluminum Sheet Products segment with an equal and offsetting elimination in Cost of sales. LIFO adjustments are reported in Corporate Cost of sales. As a result of changes in raw material cost and inventory levels, the Company incurred expense of $0.4 million, income of $1.3 million and expense of $8.1 million, during fiscal 2008, 2007 and 2006, respectively, in the form of LIFO inventory adjustments. Fluctuations associated with the LIFO inventory adjustment tend to comprise a majority of the change from year to year in the corporate and other Cost of sales.
Selling, general and administrative costs were higher during fiscal 2008 compared to 2007 as a direct result of transaction related expenses. Following is the breakdown of fiscal 2008 transaction-related expenses that contributed to the increased year-over-year Selling, general and administrative costs:

(Dollars in
millions)
Quanex Building Products’ share of spin-off transaction costs	$2.9
Stock-based compensation expense — modification impact	22.8
Acceleration of executive incentives and other benefits	0.8

Total transaction related expense	$26.5

Quanex Building Products Corporation’s portion of spin-off transaction costs include investment banking fees paid upon consummation of the spin-off, legal fees and accounting related fees, amounting to $2.9 million. The Company effectively treated the Separation as though it constituted a change in control for purposes of the Company’s stock option plans, restricted stock plans, long-term incentive plans and non-employee director retirement plan. As a result, all unvested stock options, restricted shares and long-term incentives vested as set forth in the Separation related agreements prior to completion of the Separation on April 23, 2008. Additionally, all outstanding stock options were to be cash settled by Gerdau following the Separation. The amounts presented above are only the incremental amount of expense that was recognized as a result of the accelerated vesting of the various awards and ultimate cash settlement of the stock options. Also, the amounts presented above represent only the expense associated with active Quanex Building Products Corporation employees and directors as of the time of the Separation. The same such expense related to Vehicular Products and former vehicular and corporate employees and directors is included in discontinued operations.
Other Items — Three Years Ended October 31, 2008
Interest expense for fiscal 2008 was $0.5 million compared to $0.6 million in fiscal 2007 and $1.0 million in fiscal 2006. No amounts were borrowed against the revolving credit facility during either fiscal 2008, 2007 or 2006. The decrease from fiscal 2006 to fiscal 2007 was due primarily to declining principal balance.
Other, net (on the income statement) for fiscal 2008 was income of $5.2 million compared to $0.4 million in fiscal 2007 and $0.2 million in fiscal 2006. Other, net for fiscal 2008 reflects the positive impact of the Separation on the Company’s Rabbi trust. Prior to the Separation, the Rabbi trust held Quanex Corporation common stock which was recorded as contra-equity at historical cost. Upon completion of the Separation the Rabbi trust was separated between Quanex Building Products Corporation and Gerdau. For each share held in the Quanex Building Products Rabbi trust, it received the merger proceeds of $39.20 per share and one share of Quanex Building Products common stock. The shares of Quanex Building Products common stock are recorded at the same historical cost as before as a contra-equity, whereas any cash held by the Rabbi trust is consolidated in Other current assets. The merger proceeds equated to $4.0 million to the Rabbi trust, which was recorded as income in Other, net in the second fiscal quarter of 2008.

The Company’s effective tax rate increased from 35.0% in fiscal 2007 to 38.1% for fiscal 2008. The higher effective rate in 2008 is primarily attributable to the largely nondeductible transaction costs, and from a lower effective tax rate in 2007 which is primarily attributable to an update of the rate on deferred balances. The Company’s estimated annual effective tax rate declined from 37.5% in fiscal 2006 to 35.0% in fiscal 2007. The lower effective rate in 2007 is primarily attributable to an update of the rate on deferred balances.
Income from discontinued operations, net of taxes was $5.7 million, $77.5 million and $95.3 million for fiscal 2008, 2007 and 2006, respectively and consists largely of the results of the Vehicular Products business and all non-Building Products related corporate accounts which were spun off as a result of the Separation. Fiscal 2008’s results represent only six months of ownership prior to the Separation compared to a full year in 2007. Additionally, 2008 is burdened with Gerdau’s share of transaction costs, stock-based compensation modification impact for vehicular products and former corporate employees and loss on extinguishment of convertible debentures. See Note 3 of Item 8 for further information regarding the composition of discontinued operations.
Outlook
The Company’s fiscal first quarter segment operating income has historically been its lowest when compared to the other quarters of the year as there are fewer production days and a marked decline in residential building and remodeling activity during this time. This seasonality will be exacerbated given today’s weak economic conditions. First quarter 2009 expectations indicate the Company will report an operating loss of between $7 million to $11 million before taking into account approximately $5.5 million of corporate expenses (excluding any LIFO impact). The majority of the loss is expected to come from Aluminum Sheet Products due to significantly lower shipments and a deteriorating spread. As in most years, the Company expects to report improved operating results each sequential quarter of fiscal 2009.
While the Company expects to continue to outperform the market, the overall economic volatility and the ongoing uncertainty surrounding 2009 housing starts and residential remodeling activity does not allow it to reasonably predict fiscal 2009 operating income at this time. However, the Company does expect to be profitable for the year. The Company will continue to monitor and analyze ongoing economic changes and the impact those changes will have on its operating performance throughout the year. Estimates for fiscal 2009 depreciation / amortization, and capital expenditures are $35 million and $18 million, respectively.
Liquidity and Capital Resources
Sources of Funds
The Company’s principal sources of funds are cash on hand, cash flow from operations, and borrowings under its $270.0 million Senior Unsecured Revolving Credit Facility (the Credit Facility). As of October 31, 2008, the Company has a solid liquidity position, comprised of cash and equivalents and sufficient availability under the Company’s Credit Facility. The Company has $67.4 million of cash and equivalents, $266.1 million of current availability under the revolving credit facility and minimal debt of $2.5 million as of October 31, 2008.
The Company’s excess cash was invested in money market funds throughout most of fiscal year 2008 as well as some commercial paper and auction rate securities preceding the Separation. Beginning in September 2008, however, the Company’s cash has been invested only in Treasury Money Market Funds due to the recent financial market turmoil. The Company believes it is prudent to follow a conservative cash investment strategy at this time, and the Company’s current investments are with institutions that the Company believes to be financially sound. The Company had no material losses on its cash and marketable securities investments during fiscal 2008.

The Credit Facility was executed on April 23, 2008 and has a five-year term. Proceeds from the Credit Facility may be used to provide availability for acquisitions, working capital, capital expenditures, and general corporate purposes. Borrowings under the Credit Facility bear interest at a spread above LIBOR based on a combined leverage and ratings grid. There are certain limitations on additional indebtedness, asset or equity sales, acquisitions, and dividends and other distributions are permitted so long as after giving effect to such dividend or stock repurchase, there is no event of default. The Credit Facility includes two primary financial covenants: a maximum leverage test and minimum interest coverage test. The availability under the Credit Facility is a function of both the facility amount utilized and meeting covenant requirements. As of October 31, 2008, the Company was in compliance with all current Credit Facility covenants. Additionally, the availability of the Credit Facility is dependent upon the financial viability of the Company’s lenders. The Credit Facility is funded by a syndicate of nine banks, with three banks comprising over 55% of the commitment. If any of the banks in the syndicate were unable to perform on their commitments to fund the facility, the availability under the Credit Facility could be reduced; however, the Company has no reason to believe that such liquidity will be unavailable or decreased.
The Company had no borrowings under the Credit Facility as of October 31, 2008. The aggregate availability under the Credit Facility was $266.1 million at October 31, 2008, which is net of $3.9 million of outstanding letters of credit.
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
The Company’s working capital from continuing operations was $131.5 million on October 31, 2008 compared to $38.4 million on October 31, 2007. This $93.1 million increase in working capital is largely due to a $65.6 million increase in cash and equivalents as well as a $20.1 million increase in conversion capital (accounts receivable plus inventory less corresponding accounts payable). The Company’s cash and equivalents increased $32.7 million as a result of the funding from the Separation. In fiscal 2008, pursuant to the terms of the Separation related agreements, the Company received $20.9 million initial funding from Quanex Corporation (the Company’s predecessor), a net $6.9 million in true-up receipts from Gerdau for the settlement of stock options and change of control and a true-up receipt of $5.0 million related to Quanex Corporation’s convertible debentures. The Company’s cash and equivalents increased by another $37.1 million from continuing operations operating cash flows, net of capital expenditures. Conversion capital is higher at October 31, 2008 compared to October 31, 2007 primarily due to increased aluminum products inventory levels.
The following table summarizes the Company’s cash flow results from continuing operations for fiscal years 2008, 2007 and 2006:

	Years ended October 31,
	2008	2007	2006
	(In millions)

Cash flows from operating activities	$53.0	$104.3	$104.6
Cash flows from investing activities	$(15.8)	$(15.9)	$(27.1)
Cash flows from financing activities	$28.7	$(89.0)	$(76.9)

Highlights from the Company’s cash flow results for the fiscal years ended 2008, 2007, and 2006 are as follows:
Operating Activities — Continuing Operations
The decrease of $51.3 million in cash provided by operating activities in fiscal 2008 compared to 2007 primarily related to the decline in year over year operating income from its businesses as a direct result of the depressed housing market. Despite this market slowdown, the Company generated $53.0 million in operating cash flow from continuing operations during fiscal 2008. Additionally, conversion capital (accounts receivable plus inventory less accounts payable) increased (use of cash) approximately $20.1 million during fiscal 2008 primarily due to increased aluminum products inventory levels. The Company expects inventory levels to decline in 2009. Cash flows from operating activities and cash flows from conversion capital for fiscal 2007 and fiscal 2006 were relatively flat.
Investing Activities — Continuing Operations
Cash spending from investing activities from continuing operations during fiscal 2008 approximates spending during fiscal 2007 as capital expenditure spending levels are the same. The reduction in investment activity spending 2006 to 2007 is a result of $11.3 million lower capital expenditures at Mikron as expenditures for its capacity expansion project were primarily incurred during fiscal 2006.
The Company expects 2009 capital expenditures to approximate $18 million. The slight increase in spending from 2008 relates to the Company’s new facility in China that is expected to begin manufacturing in the second half of fiscal 2009. The Company expects to spend approximately $5 million for the Aluminum Sheet Building Products Segment and $13 million at the Engineered Building Products Segment during fiscal 2009. At October 31, 2008, the Company had commitments of approximately $8.0 million for the purchase or construction of capital assets. Of this, approximately $7.0 million is expected to be spent in fiscal 2009. The Company plans to fund these capital expenditures through cash flow from operations.
The Company is evaluating various building products companies both in the residential and commercial space; however, the Company is experiencing trepidation on the part of acquisition candidates to sell at what appears to be a low point in the cycle.
Financing Activities — Continuing Operations
Quanex received $28.7 million in cash from financing activities for continuing operations in fiscal 2008 compared to using $89.0 million in 2007 and $76.9 million in 2006. In fiscal 2008, the Company received $32.7 million of funding from the Separation pursuant to the terms of the transaction related agreements; this consisted of a $20.9 million initial funding from Quanex Corporation (the Company’s predecessor), a net $6.9 million in true-up payments from Gerdau for the settlement of stock options and change of control agreements and a true-up receipt of $5.0 million from Gerdau related to Quanex Corporation’s convertible debentures. In contrast, during fiscal 2007 and 2006, cash generated from the Company’s building products divisions were swept and transferred to Quanex Corporation. As a result, financing activities from continuing operations reports a disbursement of $86.3 million and $74.4 million to Quanex Corporation in fiscal 2007 and 2006, respectively; the equal and offsetting receipt of cash is reported in financing activities from discontinued operations as discussed below.

One true-up item from the Separation remains outstanding to be settled with Gerdau. Based on current estimates and preliminary tax valuations, the Company expects to receive approximately $15.0 million from the settlement of taxes during the first calendar quarter of 2009. All in, the Company expects to receive $47.8 million in funding from the Separation; this represents $20.9 million of initial funding and $11.9 million of cash true-ups received in fiscal 2008 and the estimated $15.0 million expected from the tax true-up in 2009.
In June and September 2008, the Company paid quarterly dividends of $0.03 per common share, which amounted to $2.3 million. The Company expects to continue to pay quarterly cash dividends thereafter although payment of future cash dividends will be at the discretion of the Board of Directors after taking into account various factors, including the Company’s financial condition, operating results, current and anticipated cash needs and plans for expansion.
Discontinued Operations
The Company has a centralized cash management function whereby cash flows generated by its businesses are swept to corporate. All net cash flows through October 31, 2007 from the Company’s building products businesses were swept to corporate of Quanex Corporation, as a result of the legal structure of the Separation and this centralized cash management function, predominately all cash balances prior to November 1, 2007 are reported in discontinued operations. In accordance with the various Separation agreements, beginning on November 1, 2007, net cash flows from the Company’s building products businesses were accumulated separately to the benefit of Quanex Building Products and thus reported in continuing operations. This structure and division of economic interests between the Company’s building products businesses and its former vehicular products business/legacy corporate drives the various historical items reported in cash flows from discontinued operations.
Cash flows from discontinued operations in fiscal 2008 represent approximately six months of activity as the Separation occurred on April 23, 2008. In contrast, cash flows from discontinued operations for 2007 and 2006 represent twelve months of activity. This shorter 2008 period results in lower discontinued operation cash flows from operating activities, less cash spent on discontinued capital expenditures and less cash spent on certain financing activities such as dividends.
The decline in fiscal 2008 cash provided by operating activities from discontinued operations compared to fiscal 2007 is predominately driven by 2007 including twelve months of operations for the vehicular products business compared to approximately six months in 2008. Additionally, cash provided by operating activities from discontinued operations declined due to cash spent on transaction related deal costs. The increase in fiscal 2007 cash provided by operating activities from discontinued operations compared to fiscal 2006 relates primarily to cash provided from a change in conversion capital (accounts receivable plus inventory less accounts payable) and a decline in pension contributions for discontinued operations. Pension contributions were minimal in 2007 due to the Company’s funded position as opposed to a significant voluntary contribution made in 2006.
Discontinued operations’ cash flows from investing activities were $34.1 million for fiscal 2008 compared to a use of cash of $121.1 million and $38.5 million for 2007 and 2006, respectively. In 2008, discontinued operations received $40.0 million from the liquidation of its remaining auction rate securities and spent $6.2 million on capital expenditures for the vehicular products business. In 2007, discontinued operations spent $40.0 million, net, for purchases of auction rate securities, $58.5 million for an acquisition and $18.5 million in capital expenditures. In 2006, discontinued operations spent $45.2 million in capital expenditures and received $5.7 million from the sale of Temroc.

Discontinued operations used $46.2 million in cash from financing activities fiscal 2008 and received $68.9 million and $8.2 million in cash in fiscal 2007 and 2006, respectively. In 2008, discontinued operations provided initial funding of $20.9 million to Quanex Building Products (see corresponding receipt in continuing operations’ financing activities), paid $10.4 million in Quanex Corporation dividends for quarterly dividends prior to the Separation and paid $18.8 million for the conversion of a portion of its convertible debentures; this use of cash in 2008 was partially offset by proceeds from stock option exercises. In 2007, discontinued operations received $86.3 million from cash swept from the building products businesses (see corresponding use of cash in continuing operations’ financing activities) and $5.0 million in stock option proceeds. This was partially offset by a use of cash of $20.8 million for the payment of Quanex Corporation dividends for fiscal 2007. In 2006, discontinued operations received $74.4 million from cash swept from the building products businesses and $11.1 million from stock option proceeds, but spent $18.4 million on for the payment of Quanex Corporation dividends and $58.3 million to purchase 1,573,950 shares in conjunction with Quanex Corporation’s stock buyback program.
Debt Structure and Activity
Refer to Item 8, Note 10 “Long-Term Debt and Financing Arrangements” for a discussion of the Company’s debt structure.
Contractual Obligations and Commercial Commitments
Contractual Cash Obligations
The following tables set forth certain information concerning the Company’s unconditional obligations and commitments to make future payments under contracts with remaining terms in excess of one year, such as debt and lease agreements, and under contingent commitments.
Payments Due by Period

		Less than	1-3	4-5	More Than
Contractual Cash Obligations	Total	1 Year	Years	Years	5 Years
	(In thousands)

Long-term debt, including interest(1)	$2,845	$414	$718	$687	$1,026
Operating leases(2)	17,881	4,885	5,754	3,095	4,147
Unconditional purchase obligations(3)	20,683	17,176	3,507	—	—

Total contractual cash obligations	$41,409	$22,475	$9,979	$3,782	$5,173

(1)	The debt interest amounts are based on rates as of October 31, 2008.

(2)	Operating leases cover a range of items from facilities and fork trucks to fax machines and other miscellaneous equipment.

(3)	The unconditional purchase obligations are made up of $20.7 million of scrap aluminum purchases.
Prior to the Separation, the Company’s pension plan included participants from the vehicular products business, the building products businesses and corporate. Upon the Separation, Gerdau assumed the pension benefit liabilities for the vehicular products and corporate retiree participants (reported in discontinued operations) while the Company retained the pension benefit liabilities for the building products and active corporate participants. Accordingly, the plan assets were allocated based on benefit priority categories of the respective participants between Gerdau and the Company. During fiscal 2009, the Company expects to contribute approximately $4.2 million to the pension plan and approximately $44 thousand to the postretirement benefit plan to fund current benefit payment requirements or to fund to desired levels. Pension and other postretirement plan contributions beyond 2009 are not determinable since the amount of any contribution is heavily dependent on the future economic environment and investment returns on pension plan assets. Obligations to these plans are based on current and projected obligations of the plans, performance of the plan assets, if applicable, and any participant contributions. Refer to Note 11 of Item 8 to the consolidated financial statements for further information on these plans. Management believes the effect of the plans on liquidity is not significant to the Company’s overall financial condition.

The timing of payments related to the Company’s Supplemental Benefit Plan and Deferred Compensation Plan cannot be readily determined due to their uncertainty. The Company had a Supplemental Benefit Plan liability of $4.3 million at October 31, 2008. Of the total liability, $4.0 million was recorded in Accrued Liabilities, as the Company expects to pay this amount during fiscal 2009. The remaining $0.3 million of the Supplemental Benefit Plan liability was recorded as part of Other (non-current) liabilities. The Company intends to partially fund these benefits with life insurance policies valued at $0.6 million as of October 31, 2008. Based on the $2.9 million market value of the Company’s Deferred Compensation Plan, payments for fiscal 2009 are estimated to be approximately $0.2 million.
Other Commercial Commitments
The following table reflects other commercial commitments or potential cash outflows that may result from a contingent event, such as a need to borrow short-term funds for liquidity purposes.
Amount of Commitment Expiration per Period

	Total				More
	Amounts	Less than	1-3	4-5	Than
Other Commercial Commitments	Committed	1 Year	Years	Years	5 Years
(In thousands)

Standby letters of credit	$5,150	$3,882	$—	$—	$1,268
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements, as such term is defined in the rules promulgated by the Securities and Exchange Commission, that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Effects of Inflation
Inflation has not had a significant effect on earnings and other financial statement items.
Critical Accounting Estimates
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
The Company believes the following are the most critical accounting policies used in the preparation of the Company’s consolidated financial statements as well as the significant judgments and uncertainties affecting the application of these policies.

Revenue Recognition and Allowance for Doubtful Accounts
The Company recognizes revenue when the products are shipped and the title and risk of ownership pass to the customer. Selling prices are fixed based on purchase orders or contractual agreements. Sales allowances and customer incentives are treated as reductions to sales and are provided for based on historical experience and current estimates. Inherent in the Company’s revenue recognition policy is the determination of collectibility. This requires management to make frequent judgments and estimates in order to determine the appropriate amount of allowance needed for doubtful accounts. The Company’s allowance for doubtful accounts is estimated to cover the risk of loss related to accounts receivable. This allowance is maintained at a level the Company considers appropriate based on historical and other factors that affect collectability. These factors include historical trends of write-offs, recoveries and credit losses, the careful monitoring of portfolio credit quality, and projected economic and market conditions. Different assumptions or changes in economic circumstances could result in changes to the allowance.
Inventory
The Company records inventory valued at the lower of cost or market value. Inventories are valued using the first-in first-out (FIFO) and last-in first-out (LIFO) methods. The Company uses the dollar-value link chain LIFO method, and the LIFO reserve is calculated on a consolidated basis in a single consolidated pool. Since then, acquisitions were integrated into the Company’s operations with some valuing inventories on a LIFO basis and others on a FIFO basis. Inventory quantities are regularly reviewed and provisions for excess or obsolete inventory are recorded primarily based on the Company’s forecast of future demand and market conditions. Significant unanticipated changes to the Company’s forecasts could require a change in the provision for excess or obsolete inventory.
Environmental Contingencies
Quanex is subject to extensive laws and regulations concerning the discharge of materials into the environment and the remediation of chemical contamination. To satisfy such requirements, Quanex must make capital and other expenditures on an ongoing basis. The Company accrues its best estimates of its remediation obligations and adjusts such accruals as further information and circumstances develop. Those estimates may change substantially depending on information about the nature and extent of contamination, appropriate remediation technologies, and regulatory approvals. In accruing for environmental remediation liabilities, costs of future expenditures for environmental remediation are not discounted to their present value, unless the amount and timing of the expenditures are fixed or reliably determinable. When environmental laws might be deemed to impose joint and several liability for the costs of responding to contamination, the Company accrues its allocable share of liability taking into account the number of parties participating, their ability to pay their shares, the volumes and nature of the wastes involved, the nature of anticipated response actions, and the nature of the Company’s alleged connections. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. Unanticipated changes in circumstances and/or legal requirements could extend the length of time over which the Company pays its remediation costs or could increase actual cash expenditures for remediation in any period.

Impairment or Disposal of Long-Lived Assets
Property, Plant and Equipment and Intangibles
The Company makes judgments and estimates in conjunction with the carrying value of property, plant and equipment, other intangibles, and other assets, including amounts to be capitalized, depreciation and amortization methods and useful lives. Additionally, carrying values of these assets are reviewed for impairment whenever events or changes in circumstances indicate that carrying value may not be recoverable. The Company determines that the carrying amount is not recoverable if the carrying amount exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value exceeds the sum of the undiscounted cash flows, an impairment charge is recorded in the period in which such review is performed. The Company measures the impairment loss as the amount by which the carrying amount of the long-lived asset exceeds its fair value as determined by quoted market prices in active markets or by discounted cash flows. This requires the Company to make long-term forecasts of its future revenues and costs related to the assets subject to review. Forecasts require assumptions about demand for the Company’s products and future market conditions. Future events and unanticipated changes to assumptions could require a provision for impairment in a future period.
Goodwill
The purchase method of accounting for business combinations requires the Company to make use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the net tangible and identifiable intangible assets. The Company performs a goodwill impairment test annually as of August 31. In addition, goodwill would be tested more frequently if changes in circumstances or the occurrence of events indicates that a potential impairment exists. The Company tests for impairment of its goodwill using a two-step approach as prescribed in SFAS 142. The first step of the Company’s goodwill impairment test compares the fair value of each reporting unit with its carrying value including assigned goodwill. The second step of the Company’s goodwill impairment test is required only in situations where the carrying value of the reporting unit exceeds its fair value as determined in the first step. In such instances, the Company compares the implied fair value of goodwill to its carrying value. The implied fair value of goodwill is determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is recorded to the extent that the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill. The Company primarily uses the present value of future cash flows to determine fair value and validates the result against the market approach. Future cash flows are typically based upon appropriate future periods for the businesses and an estimated residual value. Management judgment is required in the estimation of future operating results and to determine the appropriate residual values. The residual values are determined by reference to an exchange transaction in an existing market for that asset. Future operating results and residual values could reasonably differ from the estimates and could require a provision for impairment in a future period.
As a result of the first step of the annual August 31, 2008 goodwill impairment analysis, the fair value of each reporting unit exceeded its carrying value. Therefore, the second step was not necessary. Beginning in October 2008 and continuing into the first quarter of fiscal 2009, the Company’s market capitalization declined below book value. While management considered the market capitalization decline, management believes that the decline would not impact the overall goodwill impairment analysis as management believes the decline to be primarily attributed to the negative market conditions as a result of the credit crisis, a recession and current near-term issues within the building industry. The Company will continue to monitor its market capitalization and building industry environment as potential impairment indicators that could result in an evaluation for impairment prior to the Company’s next annual testing date of August 31, 2009.

Income Taxes
The Company records the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and the amounts reported in the Company’s consolidated balance sheet, as well as operating loss and tax credit carry forwards. The carrying value of the net deferred tax liability reflects the Company’s assumption that the Company will be able to generate sufficient future taxable income in certain jurisdictions to realize its deferred tax assets. If the estimates and assumptions change in the future, the Company may be required to record a valuation allowance against a portion of its deferred tax assets. This could result in additional income tax expense in a future period in the consolidated statement of income.
Stock-Based Compensation
The Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) on November 1, 2005 using the modified prospective transition method. Under SFAS No. 123R, the Company determines the fair value of share awards on the date of grant using the Black-Scholes valuation model. The Company recognizes the fair value as compensation expense on a straight-line basis over the requisite service period of the award based on awards ultimately expected to vest. Under SFAS 123R, the Company amortizes new option grants to retirement-eligible employees immediately upon grant, consistent with the retirement vesting acceleration provisions of these grants. For employees near retirement age, the Company amortizes such grants over the period from the grant date to the retirement date if such period is shorter than the standard vesting schedule. In accordance with SFAS 123R, the Consolidated Statements of Cash Flow report the excess tax benefits from the stock-based compensation as financing cash inflows. See Note 14 of Item 8 for additional information related to the Company’s stock-based compensation.
The Company’s fair value determination of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behavior. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s employee stock options. Accordingly, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.
Pension and Retirement Plans
The Company sponsors a defined benefit pension plan and an unfunded postretirement plan that provides health care and life insurance benefits for eligible retirees and dependents. The postretirement plan is a closed plan and accordingly has minimal participants. The measurement of liabilities related to these plans is based on management’s assumptions related to future events, including expected return on plan assets, rate of compensation increases and health care cost trend rates. The discount rate reflects the rate at which benefits could be effectively settled on the measurement date. The Company determines its discount rate based on a pension discount curve, and the rate represents the single rate that, if applied to every year of projected benefits payments, would result in the same discounted value as the array of rates that comprise the pension discount curve. Actual pension plan asset investment performance will either reduce or increase unamortized pension losses at the end of any fiscal year, which ultimately affects future pension costs.

The effects of the decrease in selected assumptions, assuming no changes in benefit levels and no amortization of gains or losses for the pension plans in fiscal 2008, is shown below:

	Effect on all Defined Benefit Pension Plans
	October 31, 2008
		Increase (Decrease)	Increase (Decrease)
	Percentage Point	in Projected	in 2007 Pension
Assumption	Change	Benefit Obligation	Expense
	(In thousands)

Discount rate	-1.0 pts	$761	$289
Assumed return on plan assets	-1.0 pts	n/a	48
As of October 31, 2008, the Company’s projected benefit obligation exceeds the fair value of the plan assets by $2.6 million, partially as a result of the recent turmoil in the financial markets reducing the value of the Company’s pension assets. During fiscal 2009, the Company expects to contribute approximately $4.2 million to the pension plan to meet minimum contribution requirements and reach targeted funding levels. Expected contributions are dependent on many variables, including the variability of the market value of the assets as compared to the obligation and other market or regulatory conditions. In addition, the Company takes into consideration its business investment opportunities and resulting cash requirements. Accordingly, actual funding may differ greatly from current estimates.
Accounting guidance applicable to pensions does not require immediate recognition of the effects of a deviation between actual and assumed experience and the revision of an estimate. This approach allows the favorable and unfavorable effects that fall within an acceptable range to be netted and disclosed as an unrecognized gain or loss. Accumulated other comprehensive income as of October 31, 2008 includes pretax net actuarial losses and net prior service costs of $2.1 million. A portion of the loss will be amortized in fiscal year 2009. The effect on fiscal years after 2009 will depend on the actual experience of the plans.
Postretirement plan assumptions reflect our historical experience and our best judgments regarding future expectations. Assumed health care cost trend rates could have an effect on the amounts reported for post retirement benefit plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	One Percent	One Percent
	Increase	Decrease
	(In thousands)

Effect on total service and interest cost components	$2	$(2)
Effect on postretirement benefit obligation	42	(37)
Mortality assumptions used to determine the obligations for our pension and other postretirement benefit plans are related to the experience of the plans and to our third-party actuary’s best estimate of expected plan mortality.

New Accounting Pronouncements
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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. SFAS 157, as it relates to financial assets and financial liabilities, becomes effective for fiscal years beginning after November 15, 2007 (as of November 1, 2008 for the Company). In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until fiscal years beginning after November 15, 2008 (as of November 1, 2009 for the Company). In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” (FSP 157-3). FAS 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance. Upon adoption, the provisions of SFAS 157 are to be applied prospectively with limited exceptions. The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements.
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) which is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 provides guidance for the recognition, derecognition and measurement in financial statements of tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns. FIN 48 requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. If the tax position meets the more-likely-than-not recognition threshold, the tax effect is recognized at the largest amount of the benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 also provides guidance for classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 permits an entity to recognize interest related to tax uncertainties as either income taxes or interest expense. FIN 48 also permits an entity to recognize penalties related to tax uncertainties as either income tax expense or within other expense classifications. FIN 48 was effective for annual periods beginning after December 15, 2006, and the Company adopted FIN 48 effective November 1, 2007. Consistent with its past practice, the Company continues to recognize interest and penalties as income tax expense. Upon adoption, the Company recorded the cumulative effect of the change in accounting principle of $1.9 million as an increase to retained earnings. The impact of the adoption is more fully disclosed in Item 8, Note 9.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
The following discussion of the Company and its subsidiaries’ exposure to various market risks contains “forward looking statements” that involve risks and uncertainties. These projected results have been prepared utilizing certain assumptions considered reasonable in light of information currently available to the Company. Nevertheless, because of the inherent unpredictability of interest rates, foreign currency rates and metal commodity prices as well as other factors, actual results could differ materially from those projected in such forward looking information. The Company does not use derivative financial instruments for speculative or trading purposes. For a description of the Company’s significant accounting policies associated with these activities, see Note 1 to the Consolidated Financial Statements.
Interest Rate Risk
The Company and its subsidiaries have a Credit Facility and other long-term debt which subject the Company to the risk of loss associated with movements in market interest rates. At October 31, 2008 and 2007, the Company had fixed-rate debt totaling $101 thousand and $115 thousand, respectively. This debt is fixed-rate, and therefore, does not expose the Company to the risk of earnings loss due to changes in market interest rates.
The Company and certain of its subsidiaries’ floating-rate obligations totaled $2.5 million and $3.9 million at October 31, 2008 and 2007, respectively. Based on the floating-rate obligations outstanding at October 31, 2008, a one percent increase or decrease in the average interest rate would result in a change to pre-tax interest expense of approximately $25 thousand.
Commodity Price Risk
Within the Aluminum Sheet Building Products segment, the Company uses various grades of aluminum scrap as well as minimal amounts of prime aluminum ingot as raw materials for its manufacturing processes. The price of this aluminum raw material is subject to fluctuations due to many factors in the aluminum market. In the normal course of business, Nichols Aluminum enters into firm price sales commitments with its customers. In an effort to reduce the risk of fluctuating raw material prices, Nichols Aluminum enters into firm price raw material purchase commitments (which are designated as “normal purchases” under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”) as well as option contracts on the LME. The Company’s risk management policy as it relates to these LME contracts is to enter into contracts to cover the raw material needs of the Company’s committed sales orders, to the extent not covered by fixed price purchase commitments.
Through the use of firm price raw material purchase commitments and LME contracts, the Company intends to protect cost of sales from the effects of changing prices of aluminum. To the extent that the raw material costs factored into the firm price sales commitments are matched with firm price raw material purchase commitments, changes in aluminum prices should have no effect. During fiscal 2008, 2007 and 2006, the Company primarily relied upon firm price raw material purchase commitments to protect cost of sales tied to firm price sales commitments. There were no outstanding LME forward contracts as of October 31, 2008. At October 31, 2007 there were 14 open LME forward contracts associated with metal exchange derivatives covering notional volumes of 2.8 million pounds with a fair value mark-to-market net loss of approximately $49 thousand. The $49 thousand was recorded as cost of sales with the offsetting liability reflected as a current liability on the balance sheet.
Within the Engineered Building Products segment, polyvinyl resin (PVC) is the significant raw material consumed during the manufacture of vinyl extrusions. The Company has a monthly resin adjustor in place with their customers that is adjusted based upon published industry resin prices. This adjuster effectively shares the base pass-through price changes of PVC with its customers commensurate with the market at large. The Company’s long-term exposure to changes in PVC prices is thus significantly reduced due to the contractual component of the resin adjuster program.

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Quanex Building Products Corporation
Houston, Texas
We have audited the accompanying consolidated balance sheets of Quanex Building Products Corporation and subsidiaries (the “Company”) as of October 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 1, on April 23, 2008, the Company separated its vehicular products and building products businesses.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of October 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 18, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Houston, TX
December 18, 2008

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED BALANCE SHEETS

	October 31,
	2008	2007
	(In thousands, except share data)
ASSETS
Current assets:
Cash and equivalents	$67,413	$1,778
Accounts receivable, net of allowance of $1,892 and $2,058	101,211	80,095
Inventories	63,848	53,556
Deferred income taxes	10,932	5,370
Prepaid and other current assets	6,239	4,372
Current assets of discontinued operations	—	431,326

Total current assets	249,643	576,497

Property, plant and equipment, net	157,389	173,590
Deferred income taxes	3,875	—
Goodwill	196,338	196,385
Intangible assets, net	62,476	68,199
Other assets	11,126	9,225
Assets of discontinued operations	—	310,926

Total assets	$680,847	$1,334,822

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$79,512	$68,167
Accrued liabilities	38,316	37,102
Current maturities of long-term debt	363	1,464
Current liabilities of discontinued operations	—	242,570

Total current liabilities	118,191	349,303

Long-term debt	2,188	2,551
Deferred income taxes	—	34,457
Non-current environmental reserves	2,485	4,239
Other liabilities	10,155	13,889
Liabilities of discontinued operations	—	47,234

Total liabilities	133,019	451,673

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value, shares authorized 1,000,000; issued and outstanding-none	—	—
Common stock, $0.01 and $0.50 par value, shares authorized 125,000,000 and 100,000,000; issued 37,760,016 and 38,301,033, respectively	378	19,151
Additional paid-in-capital	230,316	214,239
Retained earnings	318,648	690,328
Accumulated other comprehensive income (loss)	(144)	(1,534)

	549,198	922,184
Less treasury stock at cost, 981,117 shares at October 31, 2007	—	(37,287)
Less common stock held by Rabbi Trust, 102,125 and 130,329 shares	(1,370)	(1,748)

Total stockholders’ equity	547,828	883,149

Total liabilities and stockholders’ equity	$680,847	$1,334,822

See notes to consolidated financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Years ended October 31,
	2008	2007	2006
	(In thousands, except per share amounts)
Net sales	$868,933	$963,974	$1,043,773
Cost and expenses:
Cost of sales (exclusive of items shown separately below)	717,376	767,138	829,708
Selling, general and administrative	95,504	70,676	72,302
Depreciation and amortization	35,072	37,991	36,999

Operating income	20,981	88,169	104,764
Interest expense	(480)	(591)	(1,023)
Other, net	5,188	383	225

Income from continuing operations before income taxes	25,689	87,961	103,966
Income tax expense	(9,785)	(30,830)	(39,010)

Income from continuing operations	15,904	57,131	64,956
Income from discontinued operations, net of taxes	5,675	77,491	95,227

Net income	$21,579	$134,622	$160,183

Basic earnings per common share:
Earnings from continuing operations	$0.43	$1.54	$1.73
Income from discontinued operations	0.15	2.10	2.54

Basic earnings per share	$0.58	$3.64	$4.27

Diluted earning per common share:
Earnings from continuing operations	$0.41	$1.45	$1.64
Income from discontinued operations	0.15	1.96	2.44

Diluted earnings per share	$0.56	$3.41	$4.08

Weighted average common shares outstanding:
Basic	37,274	36,982	37,479
Diluted	38,528	39,509	39,708
See notes to consolidated financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated Other
					Comprehensive Income
					Pension &
			Additional		Postretire-		Treasury	Total
	Comprehensive	Common	Paid-in	Retained	ment Benefit		Stock &	Stockholders’
Years Ended October 31, 2008, 2007 and 2006	Income	Stock	Capital	Earnings	Related	Other	Other	Equity
		(In thousands, except share data)
Balance at October 31, 2005		$19,092	$198,333	$445,670	$(3,301)	$84	$(3,136)	$656,742
Net income	$160,183			160,183				160,183
Adjustment for minimum pension liability (net of taxes of $913)	1,428				1,428			1,428
Foreign currency translation adjustment	53					53		53

Total comprehensive income	$161,664
Common dividends ($0.48 per share)				(18,362)				(18,362)
Treasury shares purchased, at cost							(58,326)	(58,326)
Stock -based compensation activity:
Stock-based compensation earned		(9)	5,157					5,148
Stock options exercised		54	1,785	(7,742)			12,597	6,694
Restricted stock awards		15	(116)				101	—
Stock-based compensation tax benefit			4,955					4,955
Reclassification of unearned compensation for restricted stock			(1,388)				1,388	—
Other		8	(12)	4				—

Balance at October 31, 2006		$19,160	$208,714	$579,753	$(1,873)	$137	$(47,376)	$758,515
Net income	$134,622			134,622				134,622
Adjustment for minimum pension liability (net of taxes of $1,198)	1,873				1,873			1,873
Foreign currency translation adjustment	273					273		273

Total comprehensive income	$136,768
Common dividends ($0.56 per share)				(20,776)				(20,776)
Stock-based compensation activity:
Stock-based compensation earned			5,880					5,880
Stock options exercised			(2)	(3,128)			6,713	3,583
Restricted stock awards			(1,607)	(21)			1,628	—
Stock-based compensation tax benefit			1,663					1,663
Adjustment to initially apply SFAS 158 (net of taxes of $1,167)					(1,944)			(1,944)
Other		(9)	(409)	(122)				(540)

Balance at October 31, 2007		$19,151	$214,239	$690,328	$(1,944)	$410	$(39,035)	$883,149
Net income	$21,579			21,579				21,579
Change in pension (net of taxes of $762)	(1,282)				(1,282)			(1,282)
Foreign currency translation adjustment	(365)					(365)		(365)

Total comprehensive income	$19,932
Common dividends ($0.34 per share)				(12,693)				(12,693)
Stock-based compensation activity (excluding transaction related):
Stock-based compensation earned			3,649					3,649
Stock options exercised				(1,905)			5,883	3,978
Restricted stock awards		4	(4)					—
Stock-based compensation tax benefit			1,609					1,609
Cumulative effect of adopting FIN 48				1,948				1,948
Changes in connection with the Separation:
Separation from Quanex Corporation				(349,169)	3,037		378	(345,754)
Retirement of treasury stock		(413)		(30,991)			31,404	—
Change in par value		(18,343)	18,343					—
Modification of stock-based
compensation awards		(8)	(6,738)	(6)				(6,752)
Other		(13)	(782)	(443)				(1,238)

Balance at October 31, 2008		$378	$230,316	$318,648	$(189)	$45	$(1,370)	$547,828

See notes to consolidated financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

	Years Ended October 31, 2008, 2007 and 2006
	Preferred	Common Shares
	Shares			Rabbi	Net
	Issued	Issued	Treasury	Trust	Outstanding

Balance at October 31, 2005	—	38,198,199	—	(130,329)	38,067,870
Treasury shares purchased	—	—	(1,573,950)	—	(1,573,950)
Stock options exercised	—	110,589	370,333	—	480,922
Restricted stock awards	—	30,885	3,000	—	33,885
Forfeiture of restricted stock	—	(18,000)	—	—	(18,000)
Other	—	(1,713)	—	—	(1,713)

Balance at October 31, 2006	—	38,319,960	(1,200,617)	(130,329)	36,989,014
Stock options exercised	—	—	176,650	—	176,650
Restricted stock awards	—	—	42,850	—	42,850
Cancellation of restricted stock	—	(18,927)	—	—	(18,927)

Balance at October 31, 2007	—	38,301,033	(981,117)	(130,329)	37,189,587
Stock options exercised	—	—	154,807	—	154,807
Modification to liability awards as a result of Separation	—	(826,310)	826,310	28,204	28,204
Restricted stock awards	—	377,985	—	—	377,985
Cancellation of restricted stock	—	(92,692)	—	—	(92,692)

Balance at October 31, 2008	—	37,760,016	—	(102,125)	37,657,891

See notes to consolidated financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW

	Years Ended October 31,
	2008	2007	2006
	(In thousands)
Operating Activities:
Net income	$21,579	$134,622	$160,183
Loss (income) from discontinued operations	(5,675)	(77,491)	(95,227)

Adjustments to reconcile net income to cash provided by operating activities from continuing operations:
Depreciation and amortization	35,111	38,000	37,020
Deferred income taxes	2,984	796	5,946
Stock-based compensation	26,378	4,925	3,610
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Decrease (increase) in accounts and notes receivable	(21,495)	(1,140)	(7,021)
Decrease (increase) in inventory	(10,398)	2,012	(2,312)
Decrease (increase) in other current assets	(390)	177	(687)
Increase (decrease) in accounts payable	11,406	(868)	11,509
Increase (decrease) in accrued liabilities	(3,285)	(2,356)	(9,579)
Increase (decrease) in income taxes payable	1,088	(736)	(11)
Increase (decrease) in deferred pension and postretirement benefits	(2,515)	2,851	(76)
Other, net	(1,824)	3,518	1,233

Cash provided by (used for) operating activities from continuing operations	52,964	104,310	104,588
Cash provided by (used for) operating activities from discontinued operations	25,127	119,764	85,683

Cash provided by (used for) operating activities	78,091	224,074	190,271

Investing Activities:
Capital expenditures, net of retirements	(15,815)	(15,904)	(27,072)
Other, net	(23)	—	—

Cash provided by (used for) investing activities from continuing operations	(15,838)	(15,904)	(27,072)
Cash provided by (used for) investing activities from discontinued operations	34,113	(121,070)	(38,467)

Cash provided by (used for) investing activities	18,275	(136,974)	(65,539)

Financing Activities:
Repayments of long-term debt	(1,464)	(2,721)	(2,519)
Common stock dividends paid	(2,258)	—	—
Funding from Separation	32,735	—	—
Transfers to Quanex Corporation	—	(86,312)	(74,366)
Other, net	(302)	—	—

Cash provided by (used for) financing activities from continuing operations	28,711	(89,033)	(76,885)
Cash provided by (used for) financing activities from discontinued operations	(46,183)	68,906	8,169

Cash provided by (used for) financing activities	(17,472)	(20,127)	(68,716)

Effect of exchange rate changes on cash and equivalents	(202)	158	10
Less: (Increase) decrease in cash and equivalents from discontinued operations	(13,057)	(67,600)	(55,385)

Increase (decrease) in cash and equivalents from continuing operations	65,635	(469)	641

Cash and equivalents at beginning of period	1,778	2,247	1,606

Cash and equivalents at end of period	$67,413	$1,778	$2,247

See notes to consolidated financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Significant Accounting Policies
The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates and assumptions about future events and their effects cannot be perceived with certainty. Estimates may change as new events occur, as more experience is acquired, as additional information becomes available and as the Company’s operating environment changes. Actual results could differ from estimates.
Quanex Building Products Corporation and its subsidiaries (Quanex or the Company) are managed on a decentralized basis and operate in two business segments: Engineered Products and Aluminum Sheet Products. The Engineered Products segment produces engineered products and components primarily serving the window and door industry, while the Aluminum Sheet Products segment produces mill finished and coated aluminum sheet serving the broader building products markets and secondary markets such as capital goods and transportation. The primary market drivers of the building and construction focused business are residential housing starts and remodeling expenditures. Quanex believes it is a technological leader in the production of aluminum flat-rolled products, flexible insulating glass spacer systems, extruded plastic profiles, and precision-formed metal and wood products which primarily serve the North American building products markets. The Company uses low-cost production processes, and engineering and metallurgical expertise to provide customers with specialized products for specific applications.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following are significant accounting policies used in the preparation of the Company’s consolidated financial statements as well as the significant judgments and uncertainties affecting the application of these policies.
Nature and Scope of Operations
Quanex has two reportable segments covering two customer-focused markets; Engineered Products and Aluminum Sheet Products. The Company manufactures aluminum flat-rolled products, flexible insulating glass spacer systems, thin film solar panel sealants, extruded profiles and precision-formed metal and wood products which primarily serve the North American building products market. The Company’s manufacturing operations are conducted in the United States, and the Company anticipates manufacturing to begin in China during the second half of fiscal 2009. See Note 12, Industry Segment Information.
Revenue Recognition and Allowance for Doubtful Accounts
The Company recognizes revenue when the products are shipped and the title and risk of ownership pass to the customer. Selling prices are fixed based on purchase orders or contractual agreements. Sales allowances and customer incentives are treated as reductions to sales and are provided for based on historical experience and current estimates. Inherent in the Company’s revenue recognition policy is the determination of collectability. This requires management to make frequent judgments and estimates in order to determine the appropriate amount of allowance needed for doubtful accounts. The Company’s allowance for doubtful accounts is estimated to cover the risk of loss related to accounts receivable. This allowance is maintained at a level the Company considers appropriate based on historical and other factors that affect collectability. These factors include historical trends of write-offs, recoveries and credit losses, the careful monitoring of portfolio credit quality, and projected economic and market conditions. Different assumptions or changes in economic circumstances could result in changes to the allowance.
Inventory
The Company records inventory valued at the lower of cost or market value. Inventories are valued using the first-in first-out (FIFO) and last-in first-out (LIFO) methods. The Company uses the dollar-value link chain LIFO method, and the LIFO reserve is calculated on a consolidated basis in a single consolidated pool. Since then, acquisitions were integrated into the Company’s operations with some valuing inventories on a LIFO basis and others on a FIFO basis. Inventory quantities are regularly reviewed and provisions for excess or obsolete inventory are recorded primarily based on the Company’s forecast of future demand and market conditions. Significant unanticipated changes to the Company’s forecasts could require a change in the provision for excess or obsolete inventory.
Environmental Contingencies
Quanex is subject to extensive laws and regulations concerning the discharge of materials into the environment and the remediation of chemical contamination. To satisfy such requirements, Quanex must make capital and other expenditures on an ongoing basis. The Company accrues its best estimates of its remediation obligations and adjusts such accruals as further information and circumstances develop. Those estimates may change substantially depending on information about the nature and extent of contamination, appropriate remediation technologies, and regulatory approvals. In accruing for environmental remediation liabilities, costs of future expenditures for environmental remediation are not discounted to their present value, unless the amount and timing of the expenditures are fixed or reliably determinable. When environmental laws might be deemed to impose joint and several liability for the costs of responding to contamination, the Company accrues its allocable share of liability taking into account the number of parties participating, their ability to pay their shares, the volumes and nature of the wastes involved, the nature of anticipated response actions, and the nature of the Company’s alleged connections. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. Unanticipated changes in circumstances and/or legal requirements could extend the length of time over which the Company pays its remediation costs or could increase actual cash expenditures for remediation in any period.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Asset Retirement Obligations
Asset retirement obligations represent legal obligations associated with the retirement of tangible long-lived assets that result from the normal operation of the long-lived asset. The costs associated with such legal obligations are accounted for under the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143) and FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). The fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred and capitalized as part of the carrying amount of the long-lived asset. The fair value of such obligations is based upon the present value of the future cash flows expected to be incurred to satisfy the obligation. Over time, the liability is accreted to its settlement value and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company will recognize a gain or loss for any difference between the settlement amount and the liability recorded. When certain legal obligations are identified with indeterminate settlement dates, the fair value of these obligations can not be reasonably estimated and accordingly a liability is not recognized. When a date or range of dates can reasonably be estimated for the retirement of that asset, the Company will estimate the cost of performing the retirement activities and record a liability for the fair value of that cost using established present value techniques.
Warranty Obligations
The Company’s estimated obligations for warranty are accrued concurrently with the revenue recognized. The Company makes provisions for its warranty obligations based upon historical costs incurred for such obligations adjusted, as necessary, for current conditions and factors. Due to the significant uncertainties and judgments involved in estimating the Company’s warranty obligations, including changing product designs, the ultimate amount incurred for warranty costs could change in the near term from the current estimate.
Long-Lived Assets
Property, Plant and Equipment and Intangibles
The Company makes judgments and estimates in conjunction with the carrying value of property, plant and equipment, other intangibles, and other assets, including amounts to be capitalized, depreciation and amortization methods and useful lives. Additionally, carrying values of these assets are reviewed for impairment whenever events or changes in circumstances indicate that carrying value may not be recoverable. The Company determines that the carrying amount is not recoverable if the carrying amount exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value exceeds the sum of the undiscounted cash flows, an impairment charge is recorded in the period in which such review is performed. The Company measures the impairment loss as the amount by which the carrying amount of the long-lived asset exceeds its fair value as determined by quoted market prices in active markets or by discounted cash flows. This requires the Company to make long-term forecasts of its future revenues and costs related to the assets subject to review. Forecasts require assumptions about demand for the Company’s products and future market conditions. Future events and unanticipated changes to assumptions could require a provision for impairment in a future period.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Property, plant and equipment is stated at cost and is depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of certain categories are as follows:

Years
Land improvements	10 to 20
Buildings	25 to 40
Building improvements	10
Leasehold improvements	Over lease term(1)
Machinery and equipment	3 to 12
Goodwill
The purchase method of accounting for business combinations requires the Company to make use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the net tangible and identifiable intangible assets. The Company performs a goodwill impairment test annually as of August 31. In addition, goodwill would be tested more frequently if changes in circumstances or the occurrence of events indicates that a potential impairment exists. The Company tests for impairment of its goodwill using a two-step approach as prescribed in SFAS 142. The first step of the Company’s goodwill impairment test compares the fair value of each reporting unit with its carrying value including assigned goodwill. The second step of the Company’s goodwill impairment test is required only in situations where the carrying value of the reporting unit exceeds its fair value as determined in the first step. In such instances, the Company compares the implied fair value of goodwill to its carrying value. The implied fair value of goodwill is determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is recorded to the extent that the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill. The Company primarily uses the present value of future cash flows to determine fair value and validates the result against the market approach. Future cash flows are typically based upon appropriate future periods for the businesses and an estimated residual value. Management judgment is required in the estimation of future operating results and to determine the appropriate residual values. The residual values are determined by reference to an exchange transaction in an existing market for that asset. Future operating results and residual values could reasonably differ from the estimates and could require a provision for impairment in a future period.
Income Taxes
The Company records the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and the amounts reported in the Company’s consolidated balance sheet, as well as net operating losses and tax credit carry forwards. The carrying value of the net deferred tax asset or liability reflects the Company’s assumption that the Company will be able to generate sufficient future taxable income in certain jurisdictions to realize its deferred tax assets. If the estimates and assumptions change in the future, the Company may be required to record a valuation allowance against a portion of its deferred tax assets. This could result in additional income tax expense in a future period in the consolidated statement of income.

(1)	Leasehold improvements are depreciated over the shorter of their estimated useful lives or the term of the lease.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Insurance
The Company manages its costs of group medical, property, casualty and other liability exposures through a combination of retentions and insurance coverage with third party carriers. Liabilities associated with the Company’s portion of these exposures are estimated in part by considering historical claims experience, severity factors and other assumptions. Projections of future loss expenses are inherently uncertain because of the random nature of insurance claims occurrences and could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.
Stock-Based Compensation
The Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) on November 1, 2005 using the modified prospective transition method. Under SFAS No. 123R, the Company determines the fair value of share awards on the date of grant using the Black-Scholes valuation model. The Company recognizes the fair value as compensation expense on a straight-line basis over the requisite service period of the award based on awards ultimately expected to vest. Under SFAS 123R, the Company amortizes new option grants to retirement-eligible employees immediately upon grant, consistent with the retirement vesting acceleration provisions of these grants. For employees near retirement age, the Company amortizes such grants over the period from the grant date to the retirement date if such period is shorter than the standard vesting schedule. In accordance with SFAS 123R, the Consolidated Statements of Cash Flow report the excess tax benefits from the stock-based compensation as financing cash inflows. See Note 14 for additional information related to the Company’s stock-based compensation.
Retirement and Pension Plans
The Company sponsors a defined benefit pension plan and an unfunded postretirement plan that provides health care and life insurance benefits for eligible retirees and dependents. The measurement of liabilities related to these plans is based on management’s assumptions related to future events, including expected return on plan assets, rate of compensation increases and health care cost trend rates. The discount rate, which is determined using a model that matches corporate bond securities, is applied against the projected pension and postretirement disbursements. Actual pension plan asset investment performance will either reduce or increase unamortized pension losses at the end of any fiscal year, which ultimately affects future pension costs.
Treasury Stock
The Company records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. The Company uses a moving average method on the subsequent reissuance of shares, and any resulting proceeds in excess of cost are credited to additional paid in capital while any deficiency is charged to retained earnings.
Discontinued Operations
In accordance with SFAS 144, components of the Company that were spun-off were not reported as discontinued operations until the date of the separation. Also in accordance with SFAS 144, the Company presents the results of operations, financial position and cash flows of operations that have either been sold or that meet the criteria for “held for sale accounting” as discontinued operations. At the time an operation qualifies for held for sale accounting, the operation is evaluated to determine whether or not the carrying value exceeds its fair value less cost to sell. Any loss as a result of carrying value in excess of fair value less cost to sell is recorded in the period the operation meets held for sale accounting. Management judgment is required to (1) assess the criteria required to meet held for sale accounting, and (2) estimate fair value. Changes to the operation could cause it to no longer qualify for held for sale accounting and changes to fair value could result in an increase or decrease to previously recognized losses.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Principles of Consolidation
The consolidated financial statements include the accounts of Quanex and its subsidiaries, all of which are wholly owned. All intercompany balances and transactions have been eliminated in consolidation.
Earnings per Share Data
Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.
Statements of Cash Flows
The Company generally considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Similar investments with original maturities beyond three months are considered short-term investments.
Supplemental cash flow information is as follows:

	Years Ended October 31,
	2008	2007	2006
	(In thousands)

Cash paid for interest	$408	$563	$1,173
Cash paid for income taxes	14,089	30,085	33,064
Cash received for income tax refunds	$—	$3	$—
2. New Accounting Pronouncements
In May 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. This statement will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS 162 to have a material impact on the Company’s consolidated financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (SFAS 159). This standard provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 (as of November 1, 2008 for the Company). The Company adopted SFAS 159 effective November 1, 2008, and did not elect the fair value option for eligible instruments existing on that date. Therefore, the initial adoption of SFAS 159 did not have an impact on our results of operations or financial condition. The Company will assess the impact of electing the fair value option for any newly acquired eligible instruments. Electing the fair value option for such instruments could have a material impact on our future results of operations or financial condition.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. SFAS 157, as it relates to financial assets and financial liabilities, becomes effective for fiscal years beginning after November 15, 2007 (as of November 1, 2008 for the Company). On February 12, 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until fiscal years beginning after November 15, 2008 (as of November 1, 2009 for the Company). In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” (FSP 157-3). FAS 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance. Upon adoption, the provisions of SFAS 157 are to be applied prospectively with limited exceptions. The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements.
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
In September 2006, the FASB issued FSP No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (FSP AUG AIR-1) which is effective for fiscal years beginning after December 15, 2006 (as of November 1, 2007 for the Company). FSP AUG AIR-1 prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. The Company has adopted the direct expensing method, under which the costs of planned major maintenance activities are expensed in the period in which the costs are incurred. The application of FSP AUG AIR-1 only impacted the Company’s former Vehicular Products Segment, which is reported in discontinued operations. The application of FSP AUG AIR-1 affected the Company’s interim period reporting for fiscal 2007 but did not result in a cumulative effect adjustment to the annual consolidated financial statements.
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) which is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 provides guidance for the recognition, derecognition and measurement in financial statements of tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns. FIN 48 requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. If the tax position meets the more-likely-than-not recognition threshold, the tax effect is recognized at the largest amount of the benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 also provides guidance for classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 permits an entity to recognize interest related to tax uncertainties as either income taxes or interest expense. FIN 48 also permits an entity to recognize penalties related to tax uncertainties as either income tax expense or within other expense classifications. FIN 48 was effective for annual periods beginning after December 15, 2006, and the Company adopted FIN 48 effective November 1, 2007. Consistent with its past practice, the Company continues to recognize interest and penalties as income tax expense. Upon adoption, the Company recorded the cumulative effect of the change in accounting principle of $1.9 million as an increase to retained earnings. The impact of the adoption is more fully disclosed in Note 9.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
In accordance with SFAS 144, effective with the Separation on April 23, 2008, the results of operations and cash flows related to the vehicular products business and non-building products related corporate items are reported as discontinued operations for all periods presented. In addition, the assets and liabilities of the vehicular products business and non-building products related corporate items have been segregated from the assets and liabilities related to the Company’s continuing operations and presented separately on the Company’s comparative balance sheet as of October 31, 2007.
In connection with the Separation, Quanex Building Products Corporation received initial funding from Quanex Corporation of $20.9 million as of November 1, 2007. Although the transaction closed on April 23, 2008, economic interests between Quanex Corporation’s building products operations and its vehicular products business/legacy corporate accounts were segregated as of November 1, 2007 whereby cash flows generated by the Company’s building products businesses were retained by Quanex Building Products Corporation upon the Separation.
Because the Separation was a spin-off among shareholders, for financial statement presentation, there is no gain or loss on the separation of the disposed net assets and liabilities. Rather, the carrying amounts of the net assets and liabilities of the Company’s former vehicular products business and non-building products related corporate accounts are removed at their historical cost with an offsetting reduction to stockholders’ equity. As of October 31, 2008, the Company incurred a $345.8 million reduction in stockholders’ equity from the Separation. This reduction will be refined in future reporting periods as the calculation of such reduction is preliminary pending finalization of various items including the final determination of the transaction tax liabilities and the settlement of the remaining true-up item with Gerdau. The Separation transaction agreements contained four primary true-up items: stock option true-up, change of control agreement true-up, convertible debenture true-up and tax true-up. Three of the true-up items were finalized and cash settled prior to October 31, 2008 and, accordingly are reflected in the $345.8 million; the Company received a net $6.9 million from Gerdau for the Quanex Corporation stock option true-up and the change of control agreement true-up and a true-up receipt of $5.0 million related to Quanex Corporation’s convertible debentures. The one outstanding true-up as of October 31, 2008 pertains to the settlement of transaction taxes (as the Separation was a taxable spin). As these true-ups are settled pursuant to the transaction agreements, the Company records an adjustment to its cash balance with an offsetting amount to stockholders’ equity. Additionally, as the Separation was a taxable spin, the $345.8 million reflects an estimate for taxes on the Separation transaction. As the final tax determinations and settlement are completed and the estimates are refined and finalized, the Separation’s impact on stockholders’ equity will be adjusted with a corresponding adjustment to the Company’s ongoing non-current deferred tax asset and related uncertain tax positions reported in the Company’s balance sheet. For additional discussion of transaction taxes related to the Company’s ongoing tax balances, see Note 9.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

As reflected above, the following are notable non-building product corporate items that were retained by Quanex Corporation and thus reported in discontinued operations in the historical balance sheets. Additionally, as a result of Quanex Corporation retaining these liabilities, Gerdau is responsible for any future settlement of these items. For additional detail on these items, see the notes to consolidated financial statements in the Information Statement attached as Exhibit 99.1 to the Company’s Registration Statement on Form 10, filed April 4, 2008 and effective April 9, 2008 (the Form 10).
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

•
Environmental Reserves — Quanex Corporation (and thus Gerdau) retained the environmental contingencies related to the MACSTEEL plant in Jackson, Michigan, the environmental contingency related to Piper Impact and various other legacy environmental matters. For October 31, 2007, the $1.4 million current portion of these reserves is reported in Accrued liabilities and the $8.5 million non-current portion is reported as Non-current environmental reserves in the previous table of discontinued operations.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
•
Other Contingencies — Quanex Corporation retained the putative stockholder derivative and class action lawsuit filed in state district court in Harris County, Texas relating to the spin-off of Quanex Building Products and Quanex’s merger with a subsidiary of Gerdau: Momentum Partners v. Raymond A. Jean, et al, Cause No. 2008-01592 (125th State District Court). The lawsuit was dismissed in September 2008.

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

The results of discontinued operations for the years ended October 31, 2008 and 2007 and 2006 were as follows:

	2008	2007	2006
	(In thousands)
Net sales	$571,578	$1,085,046	$994,029

Transaction expenses and other related Separation costs, before tax	$(19,205)	$(2,474)	$—

Income from discontinued operations before tax	$18,745	$119,103	$146,738
Loss on sale of discontinued operations	—	—	(61)
Income tax expense	(13,070)	(41,612)	(51,450)

Income from discontinued operations, net of tax	$5,675	$77,491	$95,227

Net sales of discontinued operations represent net sales of the Company’s former vehicular products segment.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Income from discontinued operations before tax declined primarily due to six months of activity for the year ended October 31, 2008 compared to twelve months of activity for the year ended October 31, 2007. In addition, the fiscal 2008 period income declined due to transaction related costs, LIFO charge related to the vehicular products LIFO inventories and the loss on early extinguishment of debentures compared to the fiscal 2007 period. Income from discontinued operations before tax declined from fiscal 2006 to fiscal 2007 as a result of the run-up in alloy costs during fiscal 2007 coupled with increased costs of operating supply items.
•
Transaction expenses and other related Separation costs for the year ended October 31, 2008 include $13.9 million of transaction costs (primarily investment banking fees, legal fees and accounting fees for the merger and discontinued operations’ portion of spin costs) and $4.9 million of expense related to the modification of Quanex Corporation’s stock based-compensation awards. The 2007 amounts relate to transaction related deal costs. There were no transaction expenses in 2006. See Note 14 for additional discussion of the modification of Quanex Corporation’s stock-based compensation awards in connection with the Separation.

•
With respect to inventories valued using the LIFO method, the vehicular products business (i.e. discontinued operations) recognized $15.3 million, $11.2 million and $5.0 million of LIFO expense during the years ended October 31, 2008, 2007 and 2006, respectively.

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

Discontinued operations’ effective tax rate for the year ended 2008 increased to 69.7% from 34.9 % and 35.1% during the same period of 2007 and 2006 as a result of the predominately nondeductible pretax loss on early extinguishment of the Debentures coupled with transaction costs which are largely nondeductible for tax purposes.
4. Goodwill and Acquired Intangible Assets
Under SFAS 142, goodwill is no longer amortized, but is reviewed for impairment annually or more frequently if certain indicators arise. The Company has elected to make August 31 the annual impairment assessment date for goodwill. However, the Company could be required to evaluate the recoverability of goodwill prior to the required annual assessment if the Company experiences a significant adverse change in business climate, unexpected significant declines in operating results, or a sustained decline in market capitalization. The August 31, 2008, 2007 and 2006 reviews of goodwill indicated that goodwill was not impaired. As a result of the first step of these annual goodwill impairment analyses, the fair value of each reporting unit exceeded its carrying value. Therefore, the second step was not necessary. Beginning in October 2008 and continuing into the first quarter of fiscal 2009, the Company’s market capitalization declined below book value. While management considered the market capitalization decline, management believes that the decline would not impact the overall goodwill impairment analysis as management believes the decline to be primarily attributed to the negative market conditions as a result of the credit crisis, beginning a recession and current near-term projections within the building industry. The Company will continue to monitor its market capitalization and building industry environment as potential impairment indicators that could result in an evaluation for impairment prior to the Company’s next annual testing date of August 31, 2009.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The changes in the carrying amount of goodwill for the two years ended October 31, 2008 are as follows (in thousands):

	Engineered	Aluminum
	Building	Sheet Building
	Products	Products	Consolidated

Balance at October 31, 2006	$175,961	$20,389	$196,350
Acquisitions	—	—	—
Effect of foreign currency	35	—	35

Balance at October 31, 2007	$175,996	$20,389	$196,385
Acquisitions	—	—	—
Effect of foreign currency	(47)	—	(47)

Balance at October 31, 2008	$175,949	$20,389	$196,338

Intangible assets consist of the following (in thousands):

	As of October 31, 2008		As of October 31, 2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Patents	$17,328	$4,996	$25,877	$11,088
Trademarks and trade names	37,930	7,089	37,930	5,397
Customer relationships	23,691	6,588	23,691	5,014

Total	$78,949	$18,673	$87,498	$21,499

Intangible assets not subject to amortization:
Trade name	$2,200		$2,200
The intangible assets are being amortized over the period they are expected to contribute to the future cash flows of the Company. No residual value is estimated for the intangible assets.
The aggregate amortization expense for intangibles for the years ended October 31, 2008, 2007, and 2006 is $5.7 million, $6.7 million and $6.8 million, respectively. Estimated amortization expense for the next five years for existing intangibles follows (in thousands):

Estimated
Fiscal Years Ending October 31,	Amortization

2009	$3,865
2010	3,792
2011	3,792
2012	3,792
2013	$3,792

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Earnings per Share
The computational components of basic and diluted earnings per share from continuing operations are as follows (shares and dollars in thousands except per share amounts):

	For the Year Ended October 31, 2008
	Numerator	Denominator	Per Share
	(Income)	(Shares)	Amount

Basic earnings per share	$15,904	37,274	$0.43

Effect of dilutive securities:
Common stock equivalents arising from settlement of contingent convertible debentures		1,133
Common stock equivalents arising from stock options		6
Restricted stock		13
Common stock held by rabbi trust		102

Diluted earnings per share	$15,904	38,528	$0.41

	For the Year Ended October 31, 2007
	Numerator	Denominator	Per Share
	(Income)	(Shares)	Amount

Basic earnings per share	$57,131	36,982	$1.54

Effect of dilutive securities:
Common stock equivalents arising from settlement of contingent convertible debentures	—	1,960
Common stock equivalents arising from stock options	—	377
Restricted stock	—	60
Common stock held by rabbi trust	—	130

Diluted earnings per share	$57,131	39,509	$1.45

	For the Year Ended October 31, 2006
	Numerator	Denominator	Per Share
	(Income)	(Shares)	Amount

Basic earnings per share	$64,956	37,479	$1.73

Effect of dilutive securities:
Common stock equivalents arising from settlement of contingent convertible debentures	—	1,642
Common stock equivalents arising from stock options	—	396
Restricted stock	—	61
Common stock held by rabbi trust	—	130

Diluted earnings per share	$64,956	39,708	$1.64

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
The computation of diluted earnings per share excludes outstanding options and other common stock equivalents in periods where inclusion of such potential common stock instruments would be anti-dilutive in the periods presented. The Debentures had a potential dilutive impact for year-to-date earnings per share for fiscal 2008 as they were outstanding for a portion of the year; however, the Debentures will not have a dilutive effect thereafter. For the year ended October 31, 2008, 0.1 million stock options were excluded from the computation of diluted earnings per share as the options’ exercise price was greater than the average market price of the common stock during the period. Based on the Company’s stock price as of October 31, 2008, 1.2 million options’ exercise price was greater than the stock price. All stock options were dilutive for the 2007 periods presented. Options to purchase 0.3 million shares of common stock were outstanding as of October 31, 2006 but were not included in the computation of diluted earnings per share for the year ended October 31, 2006 as the options’ exercise price was greater than the average market price of the common stock during those periods.
6. Inventories
Inventories consist of the following:

	October 31,
	2008	2007
	(In thousands)
Raw materials	$30,221	$24,109
Finished goods and work in process	30,732	26,613

	60,953	50,722
Supplies and other	2,895	2,834

Total	$63,848	$53,556

The values of inventories are based on the following accounting methods:

	October 31,
	2008	2007
	(In thousands)
LIFO	$32,947	$24,784
FIFO	30,901	28,772

Total	$63,848	$53,556

With respect to inventories valued using the LIFO method, replacement cost exceeded the LIFO value by approximately $14.0 million and $13.6 million at October 31, 2008 and 2007, respectively. During fiscal 2007 and fiscal 2006, there were LIFO liquidations that resulted in a reduction of the LIFO reserve (credit to cost of sales) of approximately $1.5 million and $0.8 million, respectively. The LIFO liquidations, which are included in the LIFO reserve amounts ($13.6 million in 2007 and $14.9 million in 2006), reduced the amount of expense recognized in the respective years compared to what would have been recognized had there been no liquidations.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
LIFO reserve adjustments are treated as corporate expenses as this matches how management reviews the businesses. The LIFO reserve adjustments are calculated on a consolidated basis in a single consolidated pool using the dollar-value link chain method. Upon completion of the consolidated calculation, the resulting reserve that is recorded to reflect inventories at their LIFO values is not allocated to the segments. Management believes LIFO reserves to be a corporate item and thus performs all reviews of segment operations on a FIFO or weighted-average basis.
Acquisitions are integrated into the Company’s operations with some valuing inventory on a LIFO basis and others on a FIFO basis. The selection of the inventory valuation treatment of each acquisition depends on the facts and circumstances that existed at the time of the acquisition, including expected inventory levels and pricing expected in the foreseeable future; this evaluation is applied on each transaction individually. As discussed above, management reviews all of the businesses on a FIFO or weighted-average basis for comparability, with the LIFO reserve treated as a corporate item.
7. Property, Plant and Equipment
Property, plant and equipment consist of the following:

	October 31,
	2008	2007
	(In thousands)

Land and land improvements	$9,394	$12,452
Buildings and building improvements	66,728	65,718
Machinery and equipment	326,254	317,029

Depreciable property, plant and equipment	402,376	395,199
Construction in progress	11,178	7,277

	413,554	402,476
Less: accumulated depreciation and amortization	(256,165)	(228,886)

Property, plant and equipment, net	$157,389	$173,590

The Company had commitments for the purchase or construction of capital assets amounting to approximately $8.0 million at October 31, 2008.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Accrued Liabilities
Accrued liabilities consist of the following:

	October 31,
	2008	2007
	(In thousands)

Payroll, payroll taxes and employee benefits	$12,127	$13,134
Accrued insurance and workers compensation	5,749	5,130
Sales allowances	4,340	5,867
Environmental	1,800	1,500
Pension and postretirement welfare benefits	44	573
Deferred compensation and other retirement plans	4,278	475
Property and sales tax	1,261	732
Warranties	960	945
Other	7,757	8,746

Accrued liabilities	$38,316	$37,102

9. Income Taxes
Income taxes are provided on taxable income at the statutory rates applicable to such income.
Income tax expense (benefit) consists of the following:

	Years Ended October 31,
	2008	2007	2006
	(In thousands)
Current:
Federal	$5,811	$26,295	$29,008
State	1,070	3,610	3,971
Foreign	(80)	129	85

	6,801	30,034	33,064
Deferred:	2,984	796	5,946

Income tax expense	9,785	30,830	39,010
Income taxes from discontinued operations	13,070	41,612	51,450

	$22,855	$72,442	$90,460

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Significant components of the Company’s net deferred tax liability are as follows:

	October 31,
	2008	2007
	(In thousands)
Deferred tax liabilities:
Intangibles	$3,894	$22,518
Property, plant and equipment	—	18,366
Inventory	—	1,270

	3,894	42,154

Deferred tax assets:
Property, plant and equipment	(18,387)	—
Postretirement benefit obligation	(285)	(322)
Other employee benefit obligations	(8,171)	(9,256)
Environmental accruals	(154)	(213)
Inventory	(5,558)	—
Other	(2,731)	(3,276)

	(35,286)	(13,067)

Net deferred tax (asset) liability	$(31,392)	$29,087

Deferred income tax (assets) liabilities, non-current	$(20,460)	$34,457
Deferred income tax assets, current	(10,932)	(5,370)

Net deferred tax (asset) liability	$(31,392)	$29,087

Income tax expense differs from the amount computed by applying the statutory federal income tax rate to income from continuing operations before income taxes for the following reasons:

	Years Ended October 31,
	2008	2007	2006
	(In thousands)

Income tax expense at statutory tax rate	$8,992	$30,786	$36,388
Increase (decrease) in taxes resulting from:
State income taxes, net of federal effect	741	2,510	3,161
U.S. tax benefit for manufacturing	—	(872)	(959)
Change in deferred tax rate	(1,070)	(1,717)	—
Transaction costs	908	—	—
Other items, net	214	123	420

	$9,785	$30,830	$39,010

Effective Tax Rate	38.1%	35.0%	37.5%
The change in the deferred tax rate in 2008 is the result of a change in the overall structure of the Company following the merger. The change in the deferred tax rate in 2007 is the result of an overall review of the rate given the changes in state income tax laws.
The nature of the Separation described in Notes 1 and 3 created current and non-current deferred income tax assets reflected in continuing operations of approximately $66.3 million. The current deferred income tax asset is $8.7 million. The non-current deferred income tax asset of $57.6 million is partially offset by non-current deferred income tax liabilities of $37.1 million and a liability for unrecognized tax benefit of $16.6 million. Management determined it was appropriate to establish this liability for unrecognized tax benefit associated with the Separation.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
A reconciliation of the change in the unrecognized income tax benefits balance from November 1, 2007 (the adoption date) to October 31, 2008 is as follows:

	Accrued	Unrecognized
	Interest &	Income Tax
	Penalties	Benefits
	(In thousands)
Balance at November 1, 2007	$37	$366
Additions for tax positions related to the current year	6	48
Additions for tax positions related to the Separation	—	16,585

Balance at October 31, 2008	$43	$16,999

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
Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s financial statements or income tax returns. The final outcome of the future tax consequences of legal proceedings, if any, as well as the outcome of competent authority proceedings, changes in regulatory tax laws, or interpretation of those tax laws could impact the Company’s financial statements. The Company is subject to the effects of these matters occurring in various jurisdictions. The Company has no knowledge of any event that would materially increase or decrease the unrecognized tax benefits within the next twelve months.
The unrecognized tax benefits at October 31, 2008 of $16.9 million (including $0.1 million for which the disallowance of such items would not affect the annual effective tax rate) primarily relate to the Separation as discussed above and in Note 1. All other previously recorded unrecognized tax benefit is associated with discontinued operations as discussed in Note 3. For the year ended October 31, 2008, the Company recognized $6 thousand in interest and penalties, which are reported as income tax expense in the Consolidated Statement of Income consistent with past practice.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. Long-Term Debt and Financing Arrangements
Long-term debt consists of the following:

	October 31,
	2008	2007
	(In thousands)

Credit Facility	$—	$—
City of Richmond, Kentucky Industrial Building Revenue Bonds	1,250	2,500
Scott County, Iowa Industrial Waste Recycling Revenue Bonds	1,200	1,400
Capital lease obligations and other	101	115

Total debt	$2,551	$4,015
Less maturities due within one year included in current liabilities	363	1,464

Long-term debt	$2,188	$2,551

Credit Facility
The Company’s $270.0 million Senior Unsecured Revolving Credit Facility (the Credit Facility) was executed on April 23, 2008 and replaced Quanex Corporation’s $350.0 million revolving credit facility. The Credit Facility has a five-year term and is unsecured.
The Credit Facility expires April 23, 2013 and provides for up to $50.0 million for standby letters of credit, limited to the undrawn amount available under the Credit Facility. Borrowings under the Credit Facility bear interest at a spread above LIBOR based on a combined leverage and ratings grid. Proceeds from the Credit Facility may be used to provide availability for acquisitions, working capital, capital expenditures and general corporate purposes.
The Credit Facility includes two primary financial covenants including a maximum leverage test and minimum interest coverage test. Additionally, there are certain limitations on additional indebtedness, asset or equity sales, and acquisitions. Dividends and other distributions are permitted so long as after giving effect to such dividend or stock repurchase, there is no event of default. As of October 31, 2008, the Company was in compliance with all current Credit Facility covenants. The Company had no borrowings under the Credit Facility as of October 31, 2008. The aggregate availability under the Credit Facility was $266.1 million at October 31, 2008, which is net of $3.9 million of outstanding letters of credit.
Other Debt Instruments
The City of Richmond, Kentucky Industrial Building Revenue Bonds were obtained as part of the acquisition of Mikron. These bonds are due in annual installments through October 2020. Interest is payable monthly at a variable rate. The average rate during fiscal 2008 and fiscal 2007 was 2.7% and 3.7%, respectively. These bonds are secured by the land, building and certain equipment of the Mikron East facility located in Richmond, Kentucky. In addition, a $1.3 million letter of credit under the Credit Facility serves as a conduit for making the scheduled payments.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
In June 1999, the Company borrowed $3.0 million through Scott County, Iowa Variable Rate Demand Industrial Waste Recycling Revenue Bonds Series 1999. The bonds require 15 annual principal payments of $200,000 beginning on July 1, 2000. The variable interest rate is established by the remarketing agent based on the lowest weekly rate of interest that would permit the sale of the bonds at par, on the basis of prevailing financial market conditions. Interest is payable on the first business day of each calendar month. Interest rates on these bonds during fiscal 2008 have ranged from 1.3% to 7.6%. These bonds are secured by a Letter of Credit.
Additional Debt Disclosures
The Company’s consolidated debt had a weighted average interest rate of 2.3% and 3.5% as of October 31, 2008 and October 31, 2007, respectively. Approximately 96% and 97% of the total debt had a variable interest rate at October 31, 2008 and 2007, respectively. As of October 31, 2008, the Company has $5.2 million in letters of credit, of which $3.9 million in letters of credit fall under the Credit Facility sublimit.
Aggregate maturities of long-term debt at October 31, 2008, are as follows (in thousands):

2009	$363
2010	312
2011	311
2012	310
2013	310
Thereafter	945

Total	$2,551

11. Pension Plans and Other Postretirement Benefits
The Company has a number of retirement plans covering substantially all employees. The Company provides both defined benefit and defined contribution plans. In general, the plant or location of his/her employment determines an employee’s coverage for retirement benefits.
On October 31, 2007, the Company adopted the recognition and disclosure provisions of SFAS 158. See Note 2 for additional information regarding the impact of the adoption of SFAS 158.
Defined Benefit Plans
The Company has a non-contributory, single employer defined benefit pension plan that covers substantially all non-union employees. For participants prior to January 1, 2007, this defined benefit pension plan pays benefits to employees at retirement using formulas based upon years of service and either compensation rates near retirement or a flat dollar multiplier, as applicable.
Effective January 1, 2007, the Company amended this defined benefit pension plan to include a new cash balance formula for all new salaried employees hired on or after January 1, 2007 and for any non-union employees who were not participating in a defined benefit plan prior to January 1, 2007. All new salaried employees and many of the employees converted from other defined contribution plans are eligible to receive credits equivalent to 4% of their annual eligible wages, while some of the employees involved in the conversion were “grandfathered” and are eligible to receive credits ranging up to 6.5% based upon the amount they received prior to the conversion. Additionally, every year the participants will receive an interest related credit on their respective balance equivalent to the prevailing 30-year Treasury rate. As previously discussed, benefits for participants in this plan prior to January 1, 2007 are based on a more traditional formula for retirement benefits.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Company also provides certain healthcare and life insurance benefits for eligible retired employees employed prior to January 1, 1993. Certain employees may become eligible for those benefits if they reach normal retirement age while working for the Company. The Company continues to fund benefit costs on a pay-as-you-go basis. For fiscal year 2008, the Company made benefit payments totaling $29 thousand, compared to $34 thousand and $27 thousand in fiscal 2007 and 2006, respectively.
The Medicare Prescription Drug, Improvement and Modernization Act of 2003 was signed into law on December 8, 2003. This Act introduces a Medicare prescription-drug benefit beginning in 2006 as well as a federal subsidy to sponsors of retiree health care plans that provide a benefit at least “actuarially equivalent” to the Medicare benefit. Management has concluded that the Company’s plans are at least “actuarially equivalent” to the Medicare benefit. The Company has not included the federal subsidy from the Act for those eligible. The impact to net periodic benefit cost and to benefits paid did not have a material impact on the consolidated financial statements.
Prior to the Separation, the Company’s pension plan included participants from the vehicular products business, the building products businesses and corporate. Upon the Separation, Gerdau assumed the pension benefit liabilities for the vehicular products and corporate retiree participants (reported in discontinued operations) while the Company retained the pension benefit liabilities for the building products and active corporate participants. Accordingly, the plan assets were allocated between Gerdau and the Company based on benefit priority categories of the respective participants.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Funded Status and Net Periodic Benefit Cost
The funded status of the defined benefit pension plans and other retiree benefit plans at the respective year-ends was as follows:

	Pension		Postretirement
	Benefits		Benefits
	October 31,
	2008	2007	2008	2007
	(In thousands)
Change in Benefit Obligation
Benefit obligation at beginning of year(1)	$5,157	$2,063	$608	$620
Service cost	3,785	3,445	4	4
Interest cost	372	338	35	32
Amendments	—	—	—	(51)
Actuarial loss (gain)	(1,907)	(574)	(26)	31
Benefits paid	(337)	(52)	(29)	(28)
Administrative expenses	(67)	(61)	—	—

Benefit obligation at end of year(1)	$7,003	$5,159	$592	$608

Change in Plan Assets
Fair value of plan assets at beginning of year	$4,814	$4,622
Actual return on plan assets	(3,629)	307
Employer contributions	3,675	—
Benefits paid	(338)	(52)
Administrative expenses	(67)	(61)

Fair value of plan assets at end of year	$4,455	$4,816

Funded Status	$(2,548)	$(343)	$(592)	$(608)

(1)	For the pension benefit plans, the benefit obligation is the projected benefit obligation. For other retiree benefit plans, the benefit obligation is the accumulated postretirement benefit obligation.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Pension		Postretirement
	Benefits		Benefits
	October 31,
	2008	2007	2008	2007
	(In thousands)
Amounts Recognized in the Consolidated Balance Sheet:
Other assets	$—	$—	$—	$—
Accrued liabilities	—	—	(44)	(51)
Other liabilities	(2,548)	(343)	(548)	(557)

Net amount recognized	$(2,548)	$(343)	$(592)	$(608)

Amounts Recognized in Accumulated Other Comprehensive Income (pretax)(1):
Net actuarial (gain) loss	$192	$(1,854)	$139	$165
Net prior service cost (credit)	1	(10)	(37)	(50)
Net transition obligation (asset)	—	—	—	—

Total	$193	$(1,864)	$102	$115

(1)
For fiscal 2007 the amounts recognized in accumulated other comprehensive income (pretax) shown above exclude discontinued operations results of $5.0 million pretax loss for pension benefits and $0.2 gain for post retirement benefits.

The accumulated benefit obligation is the present value of pension benefits (whether vested or unvested) attributed to employee service rendered before the measurement date and based on employee service and compensation prior to that date. The accumulated benefit obligation differs from the projected benefit obligation in that it includes no assumption about future compensation levels. The accumulated benefit obligations of the Company’s pension plans as of the measurement dates in 2008 and 2007 were $6.6 million and $4.2 million, respectively. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were:

	October 31,
	2008	2007
	(In thousands)

Projected benefit obligation	$7,003	$—
Accumulated benefit obligation	6,601	—
Fair value of plan assets	4,455	—

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Pension Benefits			Postretirement Benefits
	October 31,
	2008	2007	2006	2008	2007	2006
	(In thousands)

Net Periodic Benefit Cost:
Service cost	$3,786	$3,445	$464	$4	$4	$4
Interest cost	371	338	45	35	32	22
Expected return on plan assets	(334)	(364)	(399)	—	—	—
Amortization of unrecognized transition asset	—	—	—	—	—	(3)
Amortization of unrecognized prior service cost	—	—	5	(13)	(11)	—
Amortization of unrecognized net loss	—	22	23	—	—	—

Net periodic benefit cost	$3,823	$3,441	$138	$26	$25	$23

Other changes in plan assets and benefit obligations recognized in other comprehensive income (pretax):
Net loss (gain) arising during the period	$2,057	$—	$—	$(26)	$—	$—
Prior service cost (credit) arising during the period	—	—	—	—	—	—
Amortization of gain (loss)	—	—	—	—	—	—
Amortization of prior service (cost) credit	—	—	—	13	—	—

Total recognized in other comprehensive loss / (income)	$2,057	$—	—	$(13)	$—	—

Total recognized in net periodic benefit cost and other comprehensive loss / (income)	$5,880	$3,441	$138	$13	$25	$23

The increase in net pension cost from 2006 to 2008 is primarily attributable to the additional participants in the defined benefit pension plan as of January 1, 2007 as discussed above.
The amount of prior service cost and net actuarial gain for the defined benefit pension plans that is expected to be amortized from accumulated other comprehensive income and reported as a component of net periodic benefit cost during fiscal 2009 is $114 thousand and $0, respectively. The amount of prior service cost and net actuarial gain for the other retiree benefit plans that is expected to be amortized from accumulated other comprehensive income and reported as a component of net periodic benefit cost during fiscal 2009 is $(13) thousand and $12 thousand, respectively.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Measurement Date and Assumptions
The Company uses an October 31 measurement date for its defined benefit plans. The Company generally determines its actuarial assumptions on an annual basis. The assumptions for the pension benefit and postretirement benefits calculations, as well as assumed health care cost trend rates, for the years ended October 31, are as follows:

	Pension Benefits			Postretirement Benefits
	October 31,
	2008	2007	2006	2008	2007	2006

Weighted average assumptions to determine benefit obligation at year-end:
Discount rate	8.34%	6.40%	5.98%	8.34%	6.40%	5.98%
Rate of compensation increase	4.00%	4.00%	4.00%	n/a	n/a	n/a

Weighted average assumptions to determine net periodic benefit costs:
Discount rate	6.47%	5.98%	5.75%	6.4%	5.98%	5.98%
Expected return on plan assets	8.25%	8.50%	8.50%	n/a	n/a	n/a
Rate of compensation increase	4.00%	4.00%	4.00%	n/a	n/a	n/a

Health care cost trend rate assumed for next year	n/a	n/a	n/a	9.00%	7.9%	9.0%
Ultimate trend rate	n/a	n/a	n/a	5.00%	4.5%	4.5%
Year rate reaches ultimate trend rate	n/a	n/a	n/a	2018	2011	2011
The discount rate is used to calculate the present value of the projected benefit obligation for pension benefits and the accumulated postretirement benefit obligation for postretirement benefits. The rate reflects the rate at which benefits could be effectively settled on the measurement date. For 2008, the Company determined its discount rate based on a pension discount curve; and the rate represents the single rate that, if applied to every year of projected benefits payments, would result in the same discounted value as the array of rates that comprise the pension discount curve. The 2007 and 2006 rate was determined based on high-quality fixed income securities that matched the duration of expected benefit payments. The Company used a portfolio of high quality corporate bonds (i.e. rated Aa- or better) that matched the duration of the expected benefit payments to establish the discount rate for this assumption.
The expected return on plan assets is used to determine net periodic pension expense. The rate of return assumptions are based on projected long-term market returns for the various asset classes in which the plans are invested, weighted by the target asset allocations. The return assumption is reviewed at least annually. The rate of compensation increase represents the long-term assumption for expected increases to salaries.
The health care cost trend rate represents the Company’s expected annual rates of change in the cost of health care benefits. The trend rate noted above represents a forward projection of health care costs as of the measurement date. The Company’s projection for fiscal year 2009 is an increase in health care costs of 9.0%. For measurement purposes, the annual increase in health care costs was assumed to decrease gradually to 5.0% percent by fiscal year 2018 and remain at that level thereafter.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Postretirement plan assumptions reflect our historical experience and our best judgments regarding future expectations. Assumed health care cost trend rates could have an effect on the amounts reported for post retirement benefit plans. A one-percentage point change in assumed health care cost trend rates would have the following effects as of October 31, 2008:

	One Percent	One Percent
	Increase	Decrease
	(In thousands)

Effect on total service and interest cost components	$2	$(2)
Effect on postretirement benefit obligation	42	(37)
Plan Assets
The Company’s target allocation for the year ending October 31, 2008 and actual asset allocation by asset category as of October 31, 2008 and 2007 are as follows:

		Actual Allocation at
	Target	October 31,
	Allocation	2008	2007

Equity securities	70.0%	65.0%	70.0%
Debt securities	30.0%	35.0%	30.0%
The Company’s investment objective for defined benefit plan assets is to meet the plans’ benefit obligations, while minimizing the potential for future required Company plan contributions. The investment strategies focus on asset class diversification, liquidity to meet benefit payments and an appropriate balance of long-term investment return and risk. Target ranges for asset allocations are determined by matching the actuarial projections of the plans’ future liabilities and benefit payments with expected long-term rates of return on the assets, taking into account investment return volatility and correlations across asset classes. Plan assets are diversified across several investment managers and are generally invested in liquid funds that are selected to track broad market equity and bond indices. Investment risk is carefully controlled with plan assets rebalanced to target allocations on a periodic basis and continual monitoring of investment managers performance relative to the investment guidelines established with each investment manager. The market volatility immediately preceding the Company’s fiscal year end resulted in an actual asset allocation at October 31, 2008 slightly different from the target allocation; subsequent to the plan’s periodic rebalancing in November 2008, the actual asset allocation matched the target allocation.
Expected Benefit Payments and Funding
The Company’s pension funding policy is generally to make the minimum annual contributions required by applicable regulations, but the Company’s funding strategy also considers targeted funded percentages. In fiscal 2008, the Company made pension contributions of $3.7 million towards the 2007 plan year. In fiscal 2007, the Company did not make any pension contributions as there were no minimum contributions required.
Management’s best estimate of its cash requirements for the pension benefit plans and postretirement benefit plans for the year ending October 31, 2009 is $4.2 million and $44 thousand, respectively. For the pension benefit plans, this is comprised of expected contributions to the plan, whereas for postretirement benefit plans, this is comprised of expected contributions that will be used directly for benefit payments. Expected contributions are dependent on many variables, including the variability of the market value of the assets as compared to the obligation and other market or regulatory conditions. In addition, the Company takes into consideration its business investment opportunities and resulting cash requirements. Accordingly, actual funding may differ greatly from current estimates.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Total benefit payments expected to be paid to participants, which include payments funded from the Company’s assets, as discussed above, as well as payments paid from the plans are as follows:

	Pension	Postretirement
Years Ended October 31,	Benefits	Benefits
	(In thousands)

2009	$489	$44
2010	588	46
2011	721	50
2012	1,606	58
2013	1,865	62
2014 – 2018	$11,442	$308
Defined Contribution Plans
The Company also has defined contribution plans to which both employees and the Company make contributions. The Company contributed approximately $3.0 million, $4.1 million and $5.4 million to these plans in fiscal 2008, 2007 and 2006, respectively. The reduction in contributions from 2006 to 2008 primarily resulted from the conversion of many employees from certain defined contribution plans to a defined benefit plan as of January 1, 2007. At October 31, 2008, assets of the defined contribution plans included shares of the Company’s common stock with a market value of approximately $1.7 million, which represented approximately 1.5% of the total fair market value of the assets in the Company’s defined contribution plans.
Other
Quanex has a Supplemental Benefit Plan covering certain key officers of the Company. Earned vested benefits under the Supplemental Benefit Plan were approximately $4.2 million, $3.6 million and $3.2 million at October 31, 2008, 2007 and 2006, respectively. Of the total liability, $4.0 million was recorded in Accrued liabilities, as the Company expects to pay this amount during fiscal 2009. The remaining $0.3 million of the Supplemental Benefit Plan liability was recorded as part of Other (non-current) liabilities. The Company intends to partially fund these benefits with life insurance policies valued at $0.6 million as of October 31, 2008. The Company also has a non-qualified Deferred Compensation Plan covering members of the Board of Directors and certain key employees of the Company. Earned vested benefits under the Deferred Compensation Plan were approximately $2.9 million, $5.0 million and $3.3 million at October 31, 2008, 2007 and 2006, respectively.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Industry Segment Information
Business segments are reported in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131). SFAS 131 requires the Company to disclose certain information about its operating segments where operating segments are defined as “components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (CODM) in deciding how to allocate resources and in assessing performance.” Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments.
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
For financial reporting purposes three of the Company’s four operating segments, Homeshield, Truseal and Mikron, have been aggregated into the Engineered Building Products reportable segment. The remaining division, Nichols Aluminum, is reported as a separate reportable segment. The financial performance of the operations is based upon operating income.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies, with the exception of the inventory valuation method. The Company measures its inventory at the segment level on a FIFO or weighted-average basis; however at the consolidated Company level, approximately half of the inventory is measured on a LIFO basis. The LIFO reserve is computed on a consolidated basis as a single pool and is thus treated as a corporate expense. See Note 6 to the financial statements for more information. LIFO inventory adjustments along with corporate office charges and intersegment eliminations are reported as Corporate, Intersegment Eliminations or Other. The Company accounts for intersegment sales and transfers as though the sales or transfers were to third parties, that is, at current market prices. Corporate assets primarily include cash and equivalents and cash surrender value of life insurance policies partially offset by the Company’s consolidated LIFO inventory reserve.
For the year ended October 31, 2008, one customer represented $105.8 million or 12% of the consolidated net sales of the Company. Both of the Company’s segments make sales to this one customer. For the years ended October 31, 2007 and 2006, no one customer represented 10% or more of the consolidated net sales of the Company. Following is selected segment information.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	For the Years Ended October 31,
	2008	2007(2)	2006(2)
	(In thousands)

Net Sales:
Engineered Building Products	407,896	457,764	524,626
Aluminum Sheet Building Products	479,925	524,215	539,773
Intersegment Eliminations	(18,888)	(18,005)	(20,626)

Consolidated	$868,933	$963,974	$1,043,773

Depreciation and Amortization:
Engineered Building Products	26,086	27,922	26,927
Aluminum Sheet Building Products	8,793	9,829	9,796
Corporate	193	240	276

Consolidated	$35,072	$37,991	$36,999

Operating Income (Loss):
Engineered Building Products	29,882	43,815	52,541
Aluminum Sheet Building Products	40,260	65,732	82,177
Corporate & Other (1)	(49,161)	(21,378)	(29,954)

Consolidated	$20,981	$88,169	$104,764

Capital Expenditures:
Engineered Building Products	11,439	9,791	20,980
Aluminum Sheet Building Products	4,236	6,102	5,971
Corporate & Other	140	11	121

Consolidated	$15,815	$15,904	$27,072

Identifiable Assets:
Engineered Building Products	440,172	444,677	464,605
Aluminum Sheet Building Products	197,436	162,139	169,253
Corporate, Intersegment Eliminations & Other	43,239	(14,246)	(13,787)
Discontinued Operations(2)	—	742,252	582,080

Consolidated	$680,847	$1,334,822	$1,202,151

(1)
Corporate & Other includes transaction-related expenditures of $26.5 million during the year ended October 31, 2008 compared to none in the corresponding periods of 2007 and 2006. These 2008 transaction related expenses represent $2.9 million of spin-off transaction costs, $22.8 million non-cash expense related to the modification of stock-based compensation awards and $0.8 million related to the acceleration of executive incentive and other benefits. For additional discussion of the stock-based compensation modification impact, see Note 14.

(2)
As more fully described in Notes 1 and 3, the Company’s former Vehicular Products segment and non-building products related corporate accounts are reported in discontinued operations for all periods presented.

Net Sales by Product Information
Reportable segment net sales separately reflect revenues for each group of similar products and services. The Engineered Building Products segment sells window and door components and the Aluminum Sheet Building Products segment sells aluminum mill sheet products.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Geographic Information
Operations of the Company and all identifiable assets are located in the United States with the exception of one leased Engineered Products facility which is located in Suzhou, China. Net sales by geographic region are attributed to countries based on the location of the customer and are as follows:

	Years Ended October 31,
	2008	2007	2006
	(In thousands)
Net Sales
United States	$768,759	$871,452	$969,616

Mexico	15,109	16,165	10,557
Canada	65,736	65,006	55,476
Asian countries	6,536	6,468	5,681
European countries	11,860	3,805	950
Other foreign countries	933	1,078	1,493

Total foreign	100,174	92,522	74,157

Total net sales	$868,933	$963,974	$1,043,773

13. Stockholders’ Equity
The Company’s authorized capital stock consists of 125,000,000 shares of Common Stock, par value $0.01 per share, and 1,000,000 shares of Preferred Stock, no par value, as of October 31, 2008. As of October 31, 2008 and 2007, there were no shares of Preferred Stock issued or outstanding.
Preferred Stock Purchase Rights
Quanex Corporation had Preferred Stock Purchase Rights (the Rights) pursuant to the Third Amended and Restated Rights Agreement (the Rights Agreement) effective October 18, 2004. The Rights Agreement terminated and the rights expired immediately before the closing of the Separation. Quanex Building Products Corporation does not currently have a similar rights agreement.
Stock Repurchase Program and Treasury Stock
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Company’s rabbi trust held Quanex Corporation common stock which was recorded as a contra-equity at historical cost prior to the Separation. Upon completion of the Separation, the rabbi trust was separated between Quanex Building Products Corporation and Gerdau. For each share held in the Quanex Building Products rabbi trust, merger proceeds of $39.20 per share and one share of Quanex Building Products common stock were received. The shares of Quanex Building Products common stock are recorded at the same historical cost as the Quanex Corporation common stock and are reported as contra-equity. The merger proceeds equated to $4.0 million to the rabbi trust, which was recorded as income in Other, net during the second fiscal quarter of 2008. During the third fiscal quarter, Quanex Building Products received $3.6 million of cash from the rabbi trust as reimbursement for deferred compensation payments made by Quanex Building Products. The rabbi trust’s remaining merger proceeds of $0.4 million as of October 31, 2008 are consolidated in Prepaid and other current assets.
14. Stock-Based Compensation
In the first quarter of fiscal 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in the consolidated financial statements beginning as of November 1, 2005.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Company’s stock-based compensation expense prior to the Separation on April 23, 2008 was driven by stock awards issued by the Company’s predecessor, Quanex Corporation under various predecessor plans. The Company’s stock-based compensation following the Separation is related to the Company’s stock awards only and is governed by the 2008 Plan. In all instances, the stock-based compensation recorded in Selling, general and administrative expense included in continuing operations relates to employees or former employees of the Company’s building products operating divisions, current corporate employees of the Company and current non-employee directors of the Company. Stock-based compensation expense related to the Company’s former vehicular products business, former corporate employees and former directors is reflected in discontinued operations for all periods presented. Stock-based compensation for the years ended October 31, 2008, 2007 and 2006 for the Company’s continuing operations was as follows:

	Years Ended October 31,
	2008	2007	2006
	(In thousands)
Modification — stock options	$21,696	$—	$—
Modification — restricted stock	1,061	—	—

Modification — subtotal	22,757	—	—
Stock option expense	2,568	3,172	2,747
Restricted stock amortization	806	1,597	713

Restricted stock units	247	156	150

Total pretax stock-based compensation expense included in income from continuing operations	$26,378	$4,925	$3,610

Income tax benefit related to stock-based compensation included in net income	$10,050	$1,842	$1,336

The table above reflects $22.8 million of expense in April 2008 related to the modification of stock-based compensation awards. The Company effectively treated the Separation as though it constituted a change in control for purposes of the Company’s outstanding stock option awards and restricted stock awards. Accordingly, all unvested stock options and restricted shares vested as set forth in the Separation related agreements prior to completion of the Separation on April 23, 2008. Additionally, pursuant to the Separation related agreements, all outstanding stock options were cash settled by Gerdau following the Separation. A change such as this in the terms and conditions of the stock-based awards constitutes a modification of the award. As a result, the Company incurred compensation cost from the incremental increase in fair value of the award upon modification just prior to the Separation over the award’s original grant date fair value. Even though all stock option awards were cash settled by Gerdau following the Separation, the Company recorded $21.7 million of non-cash stock option expense in continuing operations as the expense was associated with awards held by building products employees and active corporate employees and directors. As disclosed below in the various predecessor plans, 1.3 million stock options and 41 thousand restricted stock awards were modified in connection with the Separation.
The Company has not capitalized any stock-based compensation cost as part of inventory or fixed assets during the twelve months ended October 31, 2008 and 2007. Cash received from option exercises and tax benefits from stock option exercises and lapses on restricted stock prior to the Separation is reflected in discontinued operations’ cash flows from financing activities. Future cash proceeds from stock option exercises and the related tax benefits would be a component of financing cash flows from continuing operations; however, since the Separation on April 23, 2008, there have not been any stock option exercises or lapses on restricted stock.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Stock Options
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

The fair value of each option was estimated on the date of grant. The following is a summary of valuation assumptions for grants during the years ended October 31, 2008, 2007 and 2006:

	Grants During the
	Years Ended October 31,
	2008	2007	2006
	(Quanex Building	(Quanex	(Quanex
Valuation assumptions	Products)	Corporation)	Corporation)

Weighted-average expected volatility	39.0%	36.5%	35.0%
Expected term (in years)	4.9-5.1	4.9-5.1	4.8-5.2
Risk-free interest rate	2.8%	4.4%	4.5%
Expected dividend yield over expected term	1.0%	1.8%	2.0%
Weighted-average grant-date fair value per share	$5.24	$12.52	$12.56
The decrease in the weighted average grant-date fair value is primarily related to the Company’s stock price; in 2008 for Quanex Building Products Corporation; the weighted-average market price on the date of grant was $14.90 in 2008 compared to approximately $37.55 in 2007 for Quanex Corporation.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Quanex Building Products Corporation — Stock Options
As previously described, effective with the Separation on April 23, 2008, the Company established the Quanex Building Products Corporation 2008 Omnibus Incentive Plan (the 2008 Plan) which includes stock options. The 2008 Plan is the only plan currently active. Below is a table summarizing the stock option activity for the 2008 Plan (applicable to periods subsequent to the Separation). All activity post Separation relates to the Company’s continuing operations.

		Weighted-	Weighted-Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise Price	Contractual Term	Value
	Shares	Per Share	(in years)	(000’s)

Outstanding at Separation on April 23, 2008[1]	—	—
Granted following the Separation	1,397,566	$14.90
Forfeited following the Separation	(182,727)	15.02

Outstanding at October 31, 2008	1,214,839	14.88	9.5	—

Vested or expected to vest at October 31, 2008	931,027	14.84	9.6	—

Exercisable at October 31, 2008	102,105	$12.03	9.7	—

No options were exercised during fiscal year 2008 under the 2008 Plan.
A summary of the non-vested stock option shares during fiscal 2008 is presented below:

		Weighted-
		Average Grant-
		Date Fair Value
	Shares	Per Share

Non-vested at Separation on April 23, 2008[1]	—	$—
Granted following the Separation	1,397,566	5.24
Forfeited following the Separation	(182,727)	5.25
Vested following the Separation	(102,105)	4.19

Non-vested at October 31, 2008	1,112,734	$5.34

The total fair value of shares vested following the Separation through October 31, 2008 was $0.4 million. Total unrecognized compensation cost related to stock options granted under the 2008 Plan was $3.3 million as of October 31, 2008. That cost is expected to be recognized over a weighted-average period of 2.6 years.

[1]	The 2008 Plan was established effective with the Separation on April 23, 2008. Accordingly, there were no outstanding or non-vested awards as of October 31, 2007.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Quanex Corporation Predecessor Stock Options
Below are descriptions and activity of all former Quanex Corporation plans (applicable to periods prior to the Separation). The summary below reflects all stock option awards of the Company and its accounting predecessor, including those awarded to former vehicular products employees and corporate retirees whose expense is reported in discontinued operations.
2006 Omnibus Incentive Plan (Predecessor Quanex Corporation Plan)
At the predecessor Company’s annual meeting in February 2006, the Company’s stockholders approved the Quanex Corporation 2006 Omnibus Incentive Plan (the 2006 Plan). The 2006 Plan provided for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock awards, performance unit awards, annual incentive awards, other stock-based awards and cash-based awards. The 2006 Plan was administered by the Compensation Committee of the Board and allowed for immediate, graded or cliff vesting options with options required to be exercised no later than ten years from the date of grant. The aggregate number of shares of common stock authorized for grant under the 2006 Plan was 2,625,000. Any officer, key employee and / or non-employee director of the Company or any of its affiliates was eligible for awards under the 2006 Plan. Service was the vesting condition for awards granted under the 2006 Plan. The 2006 Plan was terminated upon closing of the Separation.
A summary of stock option activity under the 2006 Plan during the years ended October 31, 2008 is presented below:

		Weighted-	Weighted-Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise Price	Contractual Term	Value
	Shares	Per Share	(in years)	(000’s)

Outstanding at October 31, 2007	328,581	$37.34
Granted	5,000	52.31
Exercised	(9,282)	36.26

Outstanding just prior to the Separation	324,299	37.60
Modified to liability awards just prior to the separation	(324,299)	37.60

Outstanding at the Separation and at October 31, 2008	—	$—	—	—

The total intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the fiscal 2008 period prior to the Separation and the year ended October 31, 2007 were $0.1 million and $0.1 million, respectively. No options were exercised during fiscal year 2006.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
A summary of the nonvested stock option shares under the 2006 Plan during the year ended October 31, 2008 is presented below:

		Weighted-
		Average Grant-
		Date Fair Value
	Shares	Per Share

Nonvested at October 31, 2007	290,706	$37.44
Granted	5,000	52.31
Vested prior to Separation	(96,448)	38.31
Vested in connection with the Separation	(199,258)	37.40

Nonvested at the Separation and at October 31, 2008	—	$—

The total fair value of options vested during the 2008 period prior to the Separation was $1.3 million. The total fair value of shares vested in connection with the Separation (reflecting the modification) was $10.8 million. The total fair value of shares vested during October 31, 2007 and 2006 was $0.3 million and $0.2 million, respectively.
Key Employee and Non-Employee Director Stock Option Plans (Predecessor Quanex Corporation Plan)
The predecessor Company’s 1996 Employee Stock Option and Restricted Stock Plan (the 1996 Plan) and 1997 Key Employee Stock Plan (the 1997 Plan) provided for the granting of options to employees and non-employee directors of up to an aggregate of 6,637,500 common shares. Unless otherwise provided by the Board of Directors at the time of grant, options became exercisable in one-third increments maturing cumulatively on each of the first through third anniversaries of the date of grant and were required to be exercised no later than ten years from the date of grant. The 1996 Plan expired as of December 31, 2005, and the 1997 Plan was terminated effective December 31, 2005.
A summary of stock option activity under the 1996 Plan and the 1997 Plan during the year ended October 31, 2008 is presented below:

		Weighted-	Weighted-Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise Price	Contractual Term	Value
	Shares	Per Share	(in years)	(000’s)

Outstanding at October 31, 2007	1,053,694	$25.08
Granted	—	—
Exercised	(141,275)	25.33

Outstanding just prior to the Separation	912,419	25.05
Modified to liability awards just prior to the Separation	(912,419)	25.05

Outstanding at Separation and at October 31, 2008	—	$—	—	—

The total intrinsic value of options exercised during the fiscal 2008 period prior to the Separation and years ended October 31, 2007 and 2006 was $3.7 million, $3.7 million and $11.6 million, respectively.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
A summary of the nonvested stock option shares under the 1996 Plan and the 1997 Plan during the year ended October 31, 2008 is presented below:

		Weighted-
		Average Grant-
		Date Fair Value
	Shares	Per Share

Nonvested at October 31, 2007	286,874	$10.67
Granted	—	—
Vested prior to Separation	(213,248)	9.92
Vested in connection with the Separation	(73,626)	12.83

Nonvested at the Separation and at October 31, 2008	—	$—

The total fair value of options vested during the 2008 period prior to the Separation was $2.1 million. The total fair value of shares vested in connection with the Separation (reflecting the modification) was $4.0 million. The total fair value of shares vested during the years ended October 31, 2007 and 2006 was $3.0 million and $3.4 million, respectively.
1989 Non-Employee Directors Stock Option Plan (Predecessor Quanex Corporation Plan)
The predecessor Company’s 1989 Non-Employee Directors Stock Option Plan provided for the granting of stock options to non-employee Directors to purchase up to an aggregate of 472,500 shares of common stock. Options became exercisable at any time commencing six months after the grant and were required to be exercised no later than ten years from the date of grant. No option may be granted under the plan after December 5, 1999. All stock option shares under this plan were vested as of the beginning of the reporting period, and all options under this plan were exercised by October 31, 2007. The total intrinsic value of options exercised during the years ended October 31, 2007 and 2006 was $0.2 million and $1.2 million, respectively.
1997 Non-Employee Director Stock Option Plan (Predecessor Quanex Corporation Plan)
The predecessor Company’s 1997 Non-Employee Director Stock Option Plan provided for the granting of stock options to non-employee Directors to purchase up to an aggregate of 900,000 shares of common stock. Options granted under this plan generally became exercisable immediately or became exercisable in one-third increments maturing cumulatively on each of the first through third anniversaries of the date of grant. Options generally must be exercised no later than ten years from the date of grant. On December 5, 2002, the Company elected to terminate future grants of options under this plan.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
A summary of stock option activity under this plan during the year ended October 31, 2008 is presented below:

		Weighted-	Weighted-Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise Price	Contractual Term	Value
	Shares	Per Share	(in years)	(000’s)

Outstanding at October 31, 2007	45,000	$14.29
Granted	—	—
Exercised	(4,500)	15.80

Outstanding just prior to the Separation	40,500	14.12
Modified to liability awards just prior to the Separation	(40,500)	14.12

Outstanding at the Separation and at October 31, 2008	—	$—	—	—

The total intrinsic value of options exercised during the fiscal 2008 period prior to the Separation and years ended October 31, 2007 and 2006 were $0.1 million, $0.7 million and $0.3 million, respectively. All stock options under this plan were vested as of October 31, 2005.
Restricted Stock Plans
Under the 2008 Plan, common stock may be awarded to key employees, officers and non-employee directors. The recipient is entitled to all of the rights of a shareholder, except that during the forfeiture period the shares are nontransferable. The awards vest over a specified time period, but typically either immediately vest or cliff vest over a three-year period with service as the vesting condition. Upon issuance of stock under the plan, fair value is measured by the grant date price of the Company’s shares. This fair value is then expensed over the restricted period with a corresponding increase to additional paid-in-capital. The summary below reflects all restricted stock awards, including those awarded to former vehicular products employees whose expense is reported in discontinued operations. However, just prior to the Separation, restrictions on all outstanding restricted stock awards lapsed. Therefore, all activity post Separation would relate to the Company’s continuing operations. Restricted stock awards prior to Separation were granted under the predecessor plans as described previously. A summary of non-vested restricted shares at October 31, 2007, and changes during the year ended October 31, 2008 follows.

		Weighted-
		Average Grant-
		Date Fair Value
	Shares	Per Share

Nonvested at October 31, 2007	113,410	$34.33
Vested prior to the Separation	(72,625)	31.98
Vested in connection with the Separation	(40,785)	38.51

Subtotal at Separation	—	—
Granted following the Separation	377,985	15.16
Forfeited following the Separation	(53,062)	15.02

Nonvested at October 31, 2008	324,923	$15.18

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The weighted-average grant-date fair value of restricted stock granted post Separation during the year ended October 31, 2008 was $15.16. The weighted-average grant-date fair value of restricted stock granted during the years ended October 31, 2007 and 2006 was $37.55 and $40.50, respectively. The total fair value of restricted stock vested in 2008 prior to the Separation and in connection with the Separation were $2.3 million and $2.2 million, respectively. The total fair value of restricted stock vested during the years ended October 31, 2007 and 2006 was $1.2 million and $0.1 million, respectively. Total unrecognized compensation cost related to unamortized restricted stock awards was $4.4 million as of October 31, 2008. That cost is expected to be recognized over a weighted-average period of 2.6 years.
Restricted Stock Units
Restricted stock units (RSUs) were first awarded for the scheduled October 31, 2006 grant to non-employee directors in lieu of restricted stock. RSUs granted prior the Separation were granted under the 2006 Plan, and RSUs granted post Separation were granted under the 2008 Plan. RSUs prior to the Separation were cash settled, and outstanding RSUs as of October 31, 2008 are under the 2008 Plan. RSUs are not considered to be outstanding shares of common stock and do not have voting rights. Holders of RSUs receive cash for an equivalent amount of cash dividends paid on the underlying common stock. Upon the earlier of the date the individual ceases to be a board member or a change of control, each RSU is payable in cash in an amount equal to the market value of one share of the Company’s common stock. Accordingly, the RSU liability will be adjusted to fair market value at each reporting date. The Company granted 18,191, 3,035 and 4,476 RSU awards in 2008, 2007, and 2006, respectively. The fair market value per share of such awards was $9.16, $41.19 and $33.51 as of October 31, 2008, 2007 and 2006, respectively, and the aggregate amount charged to expense with respect to these awards was $0.2 million, $0.2 million and $0.1 million in fiscal 2008, 2007 and 2006 respectively. The number of RSU awards outstanding as of October 31, 2008 and 2007 was 18,191 and 6,019, respectively.
15. Commitments
Quanex has operating leases for certain real estate and equipment. Rental expense for the years ended October 31, 2008, 2007, and 2006 was $4.9 million, $5.0 million, and $5.5 million, respectively.
Quanex is a party to non-cancelable purchase obligations primarily for natural gas and aluminum scrap used in the manufacturing process. Amounts purchased under these purchase obligations for the years ended October 31, 2008, 2007 and 2006 were $2.4 million, $18.6 million and $21.0 million, respectively.
Future minimum payments as of October 31, 2008, by year and in the aggregate under operating leases having original non-cancelable lease terms in excess of one year and estimated non-cancellable purchase obligations with remaining terms in excess of a year as of October 31, 2008, by year and in the aggregate were as follows (in thousands):

	Operating	Purchase
	Leases	Obligations
2009	$4,885	$17,176
2010	3,637	3,507
2011	2,117	—
2012	1,663	—
2013	1,432	—
Thereafter	4,147	—

Total	$17,881	$20,683

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
16. Contingencies
Environmental
Quanex is subject to extensive laws and regulations concerning the discharge of materials into the environment and the remediation of chemical contamination. To satisfy such requirements, Quanex must make capital and other expenditures on an ongoing basis. The Company accrues its best estimates of its remediation obligations and adjusts such accruals as further information and circumstances develop. Those estimates may change substantially depending on information about the nature and extent of contamination, appropriate remediation technologies, and regulatory approvals. In accruing for environmental remediation liabilities, costs of future expenditures are not discounted to their present value, unless the amount and timing of the expenditures are fixed or reliably determinable. When environmental laws might be deemed to impose joint and several liability for the costs of responding to contamination, the Company accrues its allocable share of liability taking into account the number of parties participating, their ability to pay their shares, the volumes and nature of the wastes involved, the nature of anticipated response actions, and the nature of the Company’s alleged connections. The cost of environmental matters has not had a material adverse effect on Quanex’s operations or financial condition in the past, and management is not aware of any existing conditions that it currently believes are likely to have a material adverse effect on Quanex’s operations, financial condition or cash flow.
Total environmental reserves and corresponding recoveries for Quanex’s current plants were as follows:

	October 31,	October 31,
	2008	2007
	(in thousands)

Current[1]	$1,800	$1,500
Non-current	2,485	4,239

Total environmental reserves	$4,285	$5,739

Receivable for recovery of remediation costs[2]	$4,671	$5,591

Approximately $0.6 million of the October 31, 2008 reserve represents administrative costs; the balance represents estimated costs for investigation, studies, cleanup, and treatment. The reserve has not been discounted. As discussed below, an associated $4.7 million and $5.6 million undiscounted recovery from indemnitors of remediation costs at one plant site is recorded as of October 31, 2008 and October 31, 2007, respectively. The change in the environmental reserve during the year ended October 31, 2008 primarily consisted of cash payments of remediation costs.

[1]	Reported in Accrued liabilities on the Consolidated Balance Sheets.

[2]	Reported in Accounts receivable and Other assets on the Consolidated Balance Sheets.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Company’s Nichols Aluminum-Alabama, LLC (NAA) subsidiary operates a plant in Decatur, Alabama that is subject to an Alabama Hazardous Wastes Management and Minimization Act Post-Closure Permit. Among other things, the permit requires NAA to remediate, as directed by the state, historical environmental releases of wastes and waste constituents. Consistent with the permit, NAA has undertaken various studies of site conditions and, during the first quarter of 2006, started a phased program to treat in-place free product petroleum that had been released underneath the plant. Based on its studies to date, which remain ongoing, the Company’s remediation reserve at NAA’s Decatur plant is $4.3 million. NAA was acquired through a stock purchase in which the sellers agreed to indemnify Quanex and NAA for identified environmental matters related to the business and based on conditions initially created or events initially occurring prior to the acquisition. Environmental conditions are presumed to relate to the period prior to the acquisition unless proved to relate to releases occurring entirely after closing. The limit on indemnification is $21.5 million excluding legal fees. In accordance with the indemnification, the indemnitors paid the first $1.5 million of response costs and have been paying 90% of ongoing costs. Based on its experience to date, its estimated cleanup costs going forward, and costs incurred to date as of October 31, 2008, the Company expects to recover from the sellers’ shareholders an additional $4.7 million. Of that, $3.9 million is recorded in Other assets, and the balance is reflected in Accounts receivable.
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
Asset Retirement Obligations
The Company has asset retirement obligations at the Engineered Building Products leased facilities due to leasehold improvements constructed for our manufacturing processes. Upon lease termination, the Company may be required to remove the leasehold improvements per the lease agreements. As of October 31, 2008 and 2007 the Company has asset retirement obligations for these leasehold improvements of $0.8 million and $0.7 million, respectively, which is included in Other liabilities on the Company’s balance sheet.
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
17. Transition Services Agreement
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
The fees to be paid for the services are determined by the parties based on market rates for such services. Additional services may be added upon agreement of the parties, and any service may be terminated without impacting the provision of any other services. Unless terminated sooner, the agreement will terminate during third quarter 2009. For the year ended October 31, 2008, Quanex Building Products Corporation recorded $1.3 million of income related to the transition services agreement. Certain services under the agreement have been terminated since inception, and services will continue to diminish through 2009.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
18. Quarterly Results of Operations (Unaudited)
The following sets forth the selected quarterly information for the years ended October 31, 2008 and 2007.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands except per share amounts)

2008(3):
Net sales	$174,912	$207,338	$240,338	$246,345
Cost of sales(1)	147,077	170,776	200,443	199,080
Depreciation and amortization(2)	6,970	7,167	6,987	7,116
Operating income (loss)	(1,167)	(16,222)	14,372	23,998
Net income (loss)	3,084	(5,333)	8,818	15,010
Earnings per share:
Basic earnings (loss) from continuing operations	$(0.02)	$(0.20)	$0.24	$0.40
Basic earnings (loss)	$0.08	$(0.14)	$0.24	$0.40

Diluted earnings (loss) from continuing operations	$(0.02)	$(0.20)	$0.24	$0.40
Diluted earnings (loss)	$0.08	$(0.14)	$0.24	$0.40

2007(3):
Net sales	$200,391	$238,551	$269,506	$255,526
Cost of sales(1)	164,147	191,000	210,602	201,389
Depreciation and amortization(2)	7,834	7,094	6,743	8,445
Operating income	7,204	21,295	32,272	27,398
Net income	20,654	33,243	38,646	42,079
Earnings per share:
Basic earnings from continuing operations	$0.12	$0.36	$0.59	$0.47
Basic earnings	0.56	0.90	1.04	1.13

Diluted earnings from continuing operations	0.12	0.34	0.54	0.44
Diluted earnings	0.55	0.86	0.98	1.06

(1)	Cost of sales excludes depreciation and amortization shown separately.

(2)	Depreciation and amortization represent depreciation and amortization directly associated with or allocated to products sold and services rendered and excludes corporate depreciation and amortization.

(3)
As more fully described in Notes 1 and 3, the Company’s former Vehicular Products segment and non-building products related corporate accounts are reported in discontinued operations for all periods presented.

QUANEX BUILDING PRODUCTS CORPORATION
SUPPLEMENTARY FINANCIAL DATA
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

		Charged
	Balance at	(Credited)			Balance at
	Beginning	to Costs &			End
Description	of Year	Expenses	Write-offs(2)	Other	of Year
	(In thousands)

Allowance for doubtful accounts(1):
Year ended October 31, 2008	$2,058	$323	$(397)	$(92)	$1,892
Year ended October 31, 2007	1,415	688	(52)	7	2,058
Year ended October 31, 2006	4,813	229	(3,627)	—	1,415

Inventory reserves (primarily LIFO)(1):
Year ended October 31, 2008	$14,733	$1,210	$(548)	$(37)	$15,358
Year ended October 31, 2007	15,924	(758)	(434)	1	14,733
Year ended October 31, 2006	7,883	8,522	(456)	(25)	15,924

(1)
As more fully described in Notes 1 and 3, the Company’s former Vehicular Products segment and non-building products related corporate accounts are reported in discontinued operations for all periods presented.

(2)	The majority of the Write-off in fiscal 2006 relates to an Owens Corning receivable recorded on the Aluminum Sheet Products’ balance sheet.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended October 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of Quanex Building Products Corporation and its subsidiaries (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to management and the Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
All internal control systems, no matter how well designed, have inherent limitations. Even those systems determined to be effective can provide only reasonable assurance with respect to financial statement presentation and preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of October 31, 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Quanex Building Products Corporation
Houston, Texas
We have audited the internal control over financial reporting of Quanex Building Products Corporation and subsidiaries (the Company) as of October 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control, based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended October 31, 2008 of the Company and our report dated December 18, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ DELOITTE & TOUCHE LLP
Houston, TX
December 18, 2008

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Pursuant to General Instruction G(3) to Form 10-K, additional information on directors, executive officers and corporate governance of the Registrant is incorporated herein by reference from the Registrant’s Definitive Proxy Statement or an amendment to this Form 10-K to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended October 31, 2008.
Item 11. Executive Compensation
Pursuant to General Instruction G(3) to Form 10-K, information on executive compensation is incorporated herein by reference from the Registrant’s Definitive Proxy Statement or an amendment to this Form 10-K to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended October 31, 2008.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Pursuant to General Instruction G(3) to Form 10-K, information on security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference from the Registrant’s Definitive Proxy Statement or an amendment to this Form 10-K to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended October 31, 2008.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Pursuant to General Instruction G(3) to Form 10-K, information on certain relationships and related transactions, and Director independence is incorporated herein by reference from the Registrant’s Definitive Proxy Statement or an amendment to this Form 10-K to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended October 31, 2008.
Item 14. Principal Accountant Fees and Services
Pursuant to General Instruction G(3) to Form 10-K, information on principal accountant fees and services is incorporated herein by reference from the Registrant’s Definitive Proxy Statement or an amendment to this Form 10-K to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended October 31, 2008.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Listing of Documents

Page
1. Financial Statements

Report of Independent Registered Public Accounting Firm	41

Consolidated Balance Sheets	42

Consolidated Statements of Income	43

Consolidated Statements of Stockholders’ Equity	44

Consolidated Statements of Cash Flow	46

Notes to Consolidated Financial Statements	47

2. Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts	90

Schedules not listed or discussed above have been omitted as they are either inapplicable or the required information has been given in the consolidated financial statements or the notes thereto.

3. Exhibits	95

EXHIBIT INDEX

Exhibit
Number	Description of Exhibits

2.1
Distribution Agreement among Quanex Corporation, Quanex Building Products LLC and Quanex Building Products Corporation (incorporated by reference to Exhibit 10.1 to Quanex Corporation’s Current Report on Form 8-K filed with the Commission on December 24, 2007).

3.1
Certificate of Incorporation of the Registrant dated as of December 12, 2007, filed as Exhibit 3.1 of the Registrant’s Registration Statement on Form 10 (Reg. No. 001-33913) as filed with the Securities and Exchange Commission on January 11, 2008, and incorporated herein by reference.

3.2
Amended and Restated Bylaws of the Registrant dated as of August 28, 2008, filed as Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-33913) as filed with the Securities and Exchange Commission for the quarter ended July 31, 2008, and incorporated herein by reference.

4.1
Form of Registrant’s common stock certificate, filed as Exhibit 4.1 of Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on February 14, 2008, and incorporated herein by reference.

4.2
Credit Agreement dated as of April 23, 2008, among the Company, certain of its subsidiaries as guarantors, Wells Fargo Bank, National Association, in its capacity as administrative agent, and certain lender parties, filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913) dated April 23, 2008, and incorporated herein by reference.

† 10.1
Quanex Building Products Corporation 2008 Omnibus Incentive Plan, filed as Exhibit 10.4 of Amendment No. 4 to the Registrant’s Registration Statement on Form 10 (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on March 17, 2008, and incorporated herein by reference.

† 10.2
Quanex Building Products Corporation Deferred Compensation Plan, filed as Exhibit 10.7 of Amendment No. 4 to the Registrant’s Registration Statement on Form 10 (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on March 17, 2008, and incorporated herein by reference.

† 10.3
Quanex Building Products Corporation Restoration Plan, filed as Exhibit 10.8 of Amendment No. 4 to the Registrant’s Registration Statement on Form 10 (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on March 17, 2008, and incorporated herein by reference.

† 10.4
Quanex Building Products Corporation Supplemental Employees Retirement Plan, filed as Exhibit 10.9 of Amendment No. 4 to the Registrant’s Registration Statement on Form 10 (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on March 17, 2008, and incorporated herein by reference.

† 10.5
Form of Severance Agreement between the Registrant and certain of its executive officers, filed as Exhibit 10.5 of Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on February 14, 2008, and incorporated herein by reference.

† 10.6
Form of Change in Control Agreement between the Registrant and certain of its executive officers, filed as Exhibit 10.6 of Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on February 14, 2008, and incorporated herein by reference.

† 10.7
Letter Agreement between the Registrant and David D. Petratis, effective as of July 1, 2008, filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on May 22, 2008, and incorporated herein by reference.

† 10.8
Form of Indemnity Agreement between the Registrant and each of its independent directors, effective September 2, 2008, filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on August 29, 2008, and incorporated herein by reference.

Exhibit
Number	Description of Exhibits

† 10.9
Form of Indemnity Agreement between the Registrant and each of its officers, effective September 2, 2008, filed as Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on August 29, 2008, and incorporated herein by reference.

10.10
Lease Agreement between Cabot Industrial Properties, L.P. and Quanex Corporation dated August 30, 2002 (and assumed by Quanex Homeshield, LLC on November 1, 2007), filed as Exhibit 10.52 to the Annual Report on Form 10-K of Quanex Corporation (Reg. No. 001-05725) for the fiscal year ended October 31, 2003 and incorporated herein by reference.

* 10.11	First Amendment to Lease Agreement between Cabot Industrial Properties, L.P. and Quanex Corporation dated May 22, 2007 (and assumed by Quanex Homeshield, LLC on November 1, 2007).
* 10.12	Lease dated May 3, 1989, and Lease Extension dated June 9, 2004, between Mikron Industries, Inc. and the W.R. Sandwith and Michael G. Ritter Partnership.
* 12.1	Ratio of Earnings to Fixed Charges.
* 21.1	Subsidiaries of the Registrant.
* 23.1	Consent of Deloitte and Touche LLP.
* 31.1	Certification by chief executive officer pursuant to Rule 13a-14(a)/15d-14(a).
* 31.2	Certification by chief financial officer pursuant to Rule 13a-14(a)/15d-14(a).
* 32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Management Compensation or Incentive Plan.
As permitted by Item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant has not filed with this Annual Report on Form 10-K certain instruments defining the rights of holders of long-term debt of the Registrant and its subsidiaries because the total amount of securities authorized under any of such instruments does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant agrees to furnish a copy of any such agreements to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Quanex Building Products Corporation

By:	/s/ David D. Petratis David D. Petratis	December 18, 2008
Chairman of the Board, President and
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David D. Petratis David D. Petratis	Chairman of the Board, President and Chief Executive Officer	December 18, 2008

/s/ Donald G. Barger, Jr. Donald G. Barger, Jr.	Director	December 18, 2008

/s/ Susan F. Davis Susan F. Davis	Director	December 18, 2008

/s/ Joseph J. Ross Joseph J. Ross	Director	December 18, 2008

/s/ Joseph D. Rupp Joseph D. Rupp	Director	December 18, 2008

/s/ Richard L. Wellek Richard L. Wellek	Director	December 18, 2008

/s/ Brent L. Korb Brent L. Korb	Senior Vice President—Finance Chief Financial Officer (Principal Financial Officer)	December 18, 2008

/s/ Deborah M. Gadin Deborah M. Gadin	Vice President and Controller (Principal Accounting Officer)	December 18, 2008

EXHIBIT INDEX

Exhibit
Number	Description of Exhibits

2.1
Distribution Agreement among Quanex Corporation, Quanex Building Products LLC and Quanex Building Products Corporation (incorporated by reference to Exhibit 10.1 to Quanex Corporation’s Current Report on Form 8-K filed with the Commission on December 24, 2007).

3.1
Certificate of Incorporation of the Registrant dated as of December 12, 2007, filed as Exhibit 3.1 of the Registrant’s Registration Statement on Form 10 (Reg. No. 001-33913) as filed with the Securities and Exchange Commission on January 11, 2008, and incorporated herein by reference.

3.2
Amended and Restated Bylaws of the Registrant dated as of August 28, 2008, filed as Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-33913) as filed with the Securities and Exchange Commission for the quarter ended July 31, 2008, and incorporated herein by reference.

4.1
Form of Registrant’s common stock certificate, filed as Exhibit 4.1 of Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on February 14, 2008, and incorporated herein by reference.

4.2
Credit Agreement dated as of April 23, 2008, among the Company, certain of its subsidiaries as guarantors, Wells Fargo Bank, National Association, in its capacity as administrative agent, and certain lender parties, filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913) dated April 23, 2008, and incorporated herein by reference.

† 10.1
Quanex Building Products Corporation 2008 Omnibus Incentive Plan, filed as Exhibit 10.4 of Amendment No. 4 to the Registrant’s Registration Statement on Form 10 (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on March 17, 2008, and incorporated herein by reference.

† 10.2
Quanex Building Products Corporation Deferred Compensation Plan, filed as Exhibit 10.7 of Amendment No. 4 to the Registrant’s Registration Statement on Form 10 (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on March 17, 2008, and incorporated herein by reference.

† 10.3
Quanex Building Products Corporation Restoration Plan, filed as Exhibit 10.8 of Amendment No. 4 to the Registrant’s Registration Statement on Form 10 (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on March 17, 2008, and incorporated herein by reference.

† 10.4
Quanex Building Products Corporation Supplemental Employees Retirement Plan, filed as Exhibit 10.9 of Amendment No. 4 to the Registrant’s Registration Statement on Form 10 (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on March 17, 2008, and incorporated herein by reference.

† 10.5
Form of Severance Agreement between the Registrant and certain of its executive officers, filed as Exhibit 10.5 of Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on February 14, 2008, and incorporated herein by reference.

† 10.6
Form of Change in Control Agreement between the Registrant and certain of its executive officers, filed as Exhibit 10.6 of Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on February 14, 2008, and incorporated herein by reference.

† 10.7
Letter Agreement between the Registrant and David D. Petratis, effective as of July 1, 2008, filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on May 22, 2008, and incorporated herein by reference.

† 10.8
Form of Indemnity Agreement between the Registrant and each of its independent directors, effective September 2, 2008, filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on August 29, 2008, and incorporated herein by reference.

Exhibit
Number	Description of Exhibits

† 10.9
Form of Indemnity Agreement between the Registrant and each of its officers, effective September 2, 2008, filed as Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on August 29, 2008, and incorporated herein by reference.

10.10
Lease Agreement between Cabot Industrial Properties, L.P. and Quanex Corporation dated August 30, 2002 (and assumed by Quanex Homeshield, LLC on November 1, 2007), filed as Exhibit 10.52 to the Annual Report on Form 10-K of Quanex Corporation (Reg. No. 001-05725) for the fiscal year ended October 31, 2003 and incorporated herein by reference.

* 10.11	First Amendment to Lease Agreement between Cabot Industrial Properties, L.P. and Quanex Corporation dated May 22, 2007 (and assumed by Quanex Homeshield, LLC on November 1, 2007).
* 10.12	Lease dated May 3, 1989, and Lease Extension dated June 9, 2004, between Mikron Industries, Inc. and the W.R. Sandwith and Michael G. Ritter Partnership.
* 12.1	Ratio of Earnings to Fixed Charges.
* 21.1	Subsidiaries of the Registrant.
* 23.1	Consent of Deloitte and Touche LLP.
* 31.1	Certification by chief executive officer pursuant to Rule 13a-14(a)/15d-14(a).
* 31.2	Certification by chief financial officer pursuant to Rule 13a-14(a)/15d-14(a).
* 32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Management Compensation or Incentive Plan.