Form 10-Q
period 2009-01-31
Quanex Building Products CORP
filed 2009-03-09
CIK 1423221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2009
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a small reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 27, 2009
Common Stock, par value $0.01 per share	37,670,367

QUANEX BUILDING PRODUCTS CORPORATION
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 31,	October 31,
	2009	2008
	(In thousands except share data)
ASSETS
Current assets:
Cash and equivalents	$75,355	$67,413
Accounts receivable, net of allowance of $1,880 and $1,892	40,494	101,211
Inventories	58,566	63,848
Deferred income taxes	10,931	10,932
Prepaid and other current assets	6,908	6,239

Total current assets	192,254	249,643

Property, plant and equipment, net	153,761	157,389
Deferred income taxes	39,349	3,875
Goodwill	70,455	196,338
Intangible assets, net	49,611	62,476
Other assets	11,136	11,126

Total assets	$516,566	$680,847

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,328	$79,512
Accrued liabilities	27,132	38,316
Current maturities of long-term debt	362	363

Total current liabilities	57,822	118,191

Long-term debt	2,176	2,188
Non-current environmental reserves	1,887	2,485
Other liabilities	12,081	10,155

Total liabilities	73,966	133,019

Stockholders’ equity:
Preferred stock, no par value, shares authorized 1,000,000; issued and outstanding none	—	—
Common stock, $0.01 par value, shares authorized 125,000,000; issued 37,772,492 and 37,760,016	378	378
Additional paid-in-capital	231,146	230,316
Retained earnings	212,613	318,648
Accumulated other comprehensive income (loss)	(167)	(144)

	443,970	549,198
Less common stock held by rabbi trust, 102,125 shares	(1,370)	(1,370)

Total stockholders’ equity	442,600	547,828

Total liabilities and stockholders’ equity	$516,566	$680,847

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	January 31,
	2009	2008
	(In thousands, except per share
	amounts)

Net sales	$112,888	$174,912
Cost and expenses:
Cost of sales (exclusive of items shown separately below)	106,664	147,077
Selling, general and administrative expense	15,781	20,043
Impairment of goodwill and intangible assets	137,299	—
Depreciation and amortization	8,705	8,959

Operating income (loss)	(155,561)	(1,167)
Interest expense	(122)	(138)
Other, net	122	308

Income (loss) from continuing operations before income taxes	(155,561)	(997)
Income tax (expense) benefit	35,148	388

Income (loss) from continuing operations	(120,413)	(609)
Income (loss) from discontinued operations, net of tax	—	3,693

Net income (loss)	$(120,413)	$3,084

Basic and diluted earnings per common share:
Earnings (loss) from continuing operations	$(3.23)	$(0.02)
Income (loss) from discontinued operations	—	0.10

Earnings (loss) per share	$(3.23)	$0.08

Weighted-average common shares outstanding:
Basic and diluted	37,333	37,166
The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Three Months Ended
	January 31,
	2009	2008
	(In thousands)
Operating activities:
Net income (loss)	$(120,413)	$3,084
(Income) loss from discontinued operations	—	(3,693)
Adjustments to reconcile net income to cash provided by operating activities:
Impairment of goodwill and intangible assets	137,299	—
Depreciation and amortization	8,723	8,961
Deferred income taxes	(22,492)	83
Stock-based compensation	818	853
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Decrease (increase) in accounts and notes receivable	58,948	21,360
Decrease (increase) in inventory	5,259	(4,132)
Decrease (increase) in other current assets	(132)	200
Increase (decrease) in accounts payable	(49,239)	(14,223)
Increase (decrease) in accrued liabilities	(6,979)	(8,088)
Increase (decrease) in income taxes	(15,013)	(372)
Increase (decrease) in pension and postretirement benefits	954	962
Other, net	584	2,907

Cash provided by (used for) operating activities from continuing operations	(1,683)	7,902
Cash provided by (used for) operating activities from discontinued operations	—	16,168

Cash provided by (used for) operating activities	(1,683)	24,070

Investing activities:
Capital expenditures, net of retirements	(4,611)	(3,413)

Cash provided by (used for) investing activities from continuing operations	(4,611)	(3,413)
Cash provided by (used for) investing activities from discontinued operations	—	36,350

Cash provided by (used for) investing activities	(4,611)	32,937

Financing activities:
Repayments of long-term debt	(13)	(14)
Common stock dividends paid	(1,130)	—
Funding from Separation	15,401	20,900

Cash provided by (used for) financing activities from continuing operations	14,258	20,886
Cash provided by (used for) financing activities from discontinued operations	—	(40,402)

Cash provided by (used for) financing activities	14,258	(19,516)

Effect of exchange rate changes on cash equivalents	(22)	(55)
Less: (Increase) decrease in cash and equivalents from discontinued operations	—	(12,116)

Increase (decrease) in cash and equivalents from continuing operations	7,942	25,320
Cash and equivalents at beginning of period	67,413	1,778

Cash and equivalents at end of period	$75,355	$27,098

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

				Accumulated
		Additional		Other		Total
	Common	Paid-in	Retained	Comprehensive	Rabbi	Stockholders’
Three months Ended January 31, 2009	Stock	Capital	Earnings	Income (Loss)	Trust	Equity
	(In thousands, except per share amounts)

Balance at October 31, 2008	$378	$230,316	$318,648	$(144)	$(1,370)	$547,828
Net income (loss)			(120,413)			(120,413)
Common dividends ($0.03 per share)			(1,130)			(1,130)
Stock-based compensation activity (excluding transaction related):
Stock-based compensation earned		830				830
Restricted stock awards	1	(1)				—
Separation from Quanex Corporation			15,508			15,508
Other	(1)	1		(23)		(23)

Balance at January 31, 2009	$378	$231,146	$212,613	$(167)	$(1,370)	$442,600

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business and Basis of Presentation
Quanex Building Products Corporation and its subsidiaries (Quanex or the Company) are managed on a decentralized basis and operate in two business segments: Engineered Products and Aluminum Sheet Products. The Engineered Products segment produces engineered products and components primarily serving the window and door industry, while the Aluminum Sheet Products segment produces mill finished and coated aluminum sheet serving the broader building products markets and secondary markets such as capital goods and transportation. The primary market drivers are residential housing starts and residential remodeling expenditures. Quanex believes it is a technological leader in the production of aluminum flat-rolled products, flexible insulating glass spacer systems, extruded plastic profiles, and precision-formed metal and wood products which primarily serve the North American building products markets. The Company uses low-cost production processes, and engineering and metallurgical expertise to provide customers with specialized products for specific applications.
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
Notwithstanding the legal form of the Separation, because Gerdau merged with and into Quanex Corporation immediately following the spin-off and because the senior management of Quanex Corporation continued as the senior management of Quanex Building Products Corporation following the spin-off, the Company considers Quanex Building Products Corporation as divesting the Quanex Corporation vehicular products segment and non-building products related corporate items and has treated it as the “accounting successor” to Quanex Corporation for financial reporting purposes in accordance with Emerging Issues Task Force (EITF) Issue No. 02-11, “Accounting for Reverse Spinoffs” (EITF 02-11). For purposes of describing the events related to the Separation as well as other events, transactions and financial results of Quanex Building Products Corporation and its subsidiaries related to periods prior to April 23, 2008, the term “Quanex” or the “Company” also refer to Quanex Building Products Corporation’s accounting predecessor, Quanex Corporation.
In accordance with the provisions of Statement of Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144) effective with the Separation on April 23, 2008, the results of operations and cash flows related to the vehicular products business and non-building products related corporate items are reported as discontinued operations for all periods presented. There were no assets or liabilities of discontinued operations as of January 31, 2009 or October 31, 2008. Unless otherwise noted, all disclosures in the notes accompanying the consolidated financial statements reflect only continuing operations.
The interim unaudited consolidated financial statements of the Company include all adjustments which, in the opinion of management, are necessary for a fair presentation of the Company’s financial position and results of operations. All such adjustments are of a normal recurring nature. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying footnotes. Estimates and assumptions about future events and their effects cannot be perceived with certainty. Estimates may change as new events occur, as more experience is acquired, as additional information becomes available and as the Company’s operating environment changes. Actual results could differ from estimates. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2008.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. New Accounting Pronouncements
In December 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP 132(R)-1), which provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This interpretation is effective for financial statements issued for fiscal years ending after December 15, 2009 (October 31, 2010 for the Company). The Company is currently evaluating the disclosure requirements of this pronouncement.
In June 2008, the FASB ratified FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (FSP EITF 03-6-1), which addresses whether instruments granted in share-based payment awards are participating securities prior to vesting, and therefore, must be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, “Earnings per Share” (SFAS No. 128). FSP EITF 03-6-1 requires that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend-equivalents be treated as participating securities in calculating earnings per share. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 (November 1, 2009 for the Company), and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods. The Company is currently evaluating the impact of adopting FSP EITF 03-6-1 on its consolidated financial statements.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. The effective date of this statement is November 15, 2008. The adoption of SFAS 162 did not have a material impact on the Company’s consolidated financial statements.
In April 2008, the FASB issued FASB Staff Position (FSP) No. SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP SFAS 142-3). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The intent of FSP SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R (revised 2007), “Business Combinations” (SFAS 141R) and other applicable accounting literature. FSP SFAS 142-3 is effective for financial statements issued for the fiscal years beginning after December 15, 2008 (November 1, 2009 for the Company) and must be applied prospectively to intangible assets acquired after the effective date. The Company’s adoption of FSP SFAS 142-3 could have a potential impact on its future results of operations or financial condition from intangibles acquired after November 1, 2009.
In December 2007, the FASB issued SFAS No. 141R “Business Combinations”. This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree, the goodwill acquired, contractual contingencies and any estimate or contingent consideration measured at their fair value at the acquisition date. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (for acquisitions closed on or after November 1, 2009 for the Company). Early application is not permitted. While the Company has not yet evaluated SFAS 141R for the impact, if any, the statement will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions closed on or after November 1, 2009.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS 160). SFAS 160 addresses the accounting and reporting framework for minority interests by a parent company. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 (as of November 1, 2009 for the Company). The adoption of SFAS 160 will not have a material impact on the Company’s consolidated financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (SFAS 159). This standard provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 (as of November 1, 2008 for the Company). The Company adopted SFAS 159 effective November 1, 2008, and did not elect the fair value option for eligible instruments existing on that date. Therefore, the initial adoption of SFAS 159 did not have an impact on our results of operations or financial condition. The Company will assess the impact of electing the fair value option for any newly acquired eligible instruments. Electing the fair value option for such instruments could have a material impact on our future results of operations or financial condition.
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
3. Discontinued Operations
As discussed in Note 1, Quanex Corporation’s vehicular products business and non-building products related corporate accounts were separated from its building products business on April 23, 2008. Although the legal form of the Separation shows Quanex Building Products Corporation as being spun-off in a taxable spin from Quanex Corporation, because of the substance of the transactions, Quanex Building Products Corporation is considered the divesting entity and treated as the “accounting successor,” and Quanex Corporation is the “accounting spinnee” and “accounting predecessor” for financial reporting purposes.
In accordance with SFAS 144, effective with the closing of the Separation on April 23, 2008, the results of operations and cash flows related to the vehicular products business and non-building products related corporate items are reported as discontinued operations for all periods presented. There were no assets or liabilities of discontinued operations as of January 31, 2009 or October 31, 2008.
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
Because the Separation was a spin-off among shareholders, for financial statement presentation, there is no gain or loss on the separation of the disposed net assets and liabilities. Rather, the carrying amounts of the net assets and liabilities of the Company’s former vehicular products business and non-building products related corporate accounts are removed at their historical cost with an offsetting reduction to stockholders’ equity. As of October 31, 2008, the Company incurred a $345.8 million reduction in stockholders’ equity from the Separation. During January 2009, this reduction was partially offset by $15.5 million primarily related to the finalization of transaction tax liabilities resulting in a cumulative reduction to stockholders’ equity of $330.3 million related to the Separation. The Separation transaction agreements contained four primary true-up items: stock option true-up, change of control agreement true-up, convertible debenture true-up and tax true-up. Three of the true-up items were finalized and cash settled prior to October 31, 2008 and, accordingly are reflected in the $345.8 million; the Company received a net $6.9 million from Gerdau for the Quanex Corporation stock option true-up and the change of control agreement true-up and a true-up receipt of $5.0 million related to Quanex Corporation’s 2.5% Convertible Senior Debentures (the Debentures). The Company received $15.4 million in cash from Gerdau in January 2009 for the settlement of transaction taxes (as the Separation was a taxable spin) representing the fourth and final true-up. As these true-ups were settled pursuant to the transaction agreements, the Company recorded an adjustment to its cash balance with an offsetting amount to stockholders’ equity.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
There were no assets or liabilities of discontinued operations as of January 31, 2009 or October 31, 2008. The results of discontinued operations for the three months ended January 31, 2009 and 2008 were as follows:

	Three Months Ended
	January 31,
	2009	2008
	(In thousands)
Net sales	$—	$272,639

Transaction expenses and other related Separation costs, before tax	$—	$(3,741)

Income from discontinued operations before tax	$—	$12,948
Income tax expense	—	(9,255)

Income from discontinued operations, net of tax	$—	$3,693

Net sales and income from discontinued operations for the three months ended January 31, 2008 represent activity of the Company’s former vehicular products segment. The three months ended January 31, 2009 has no comparable activity as the Separation occurred in April 2008.
•
Transaction expenses and other related Separation costs for the three months ended January 31, 2008 include $3.7 million of transaction costs (primarily investment banking fees, legal fees and accounting fees for the merger and discontinued operations’ portion of spin costs).

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

Discontinued operations’ effective tax rate for the three months ended January 31, 2008 was 71.5% as a result of the predominately nondeductible pretax loss on early extinguishment of the Debentures coupled with transaction costs which are largely nondeductible for tax purposes.
4. Goodwill and Acquired Intangible Assets
Goodwill
Under SFAS 142, goodwill is no longer amortized, but is reviewed for impairment annually or more frequently if certain indicators arise. The Company elected to make August 31 the annual impairment assessment date for goodwill. The August 31, 2008 review of goodwill indicated that goodwill was not impaired. As described in Note 4 of the Company’s 2008 Form 10-K, the Company disclosed that it would continue to monitor its market capitalization (which fell below book value in October 2008) and other indicators to evaluate the need for an interim impairment assessment. During the first fiscal quarter of 2009, based on a combination of factors, including additional declines in housing start projections, falling aluminum ingot prices, further deterioration of the overall market conditions in the building products industry, downward revision to earnings guidance, and the continued gap between the Company’s market value of equity and book value of equity, the Company concluded that there were sufficient indicators to require Quanex to perform an interim goodwill impairment analysis.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
SFAS 142 provides for a two-step impairment test for goodwill. The first step of the impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill, to determine if a potential impairment exists. If the carrying amount of a reporting unit exceeds its fair value, the second step is performed to measure the amount of impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. For purposes of this analysis, estimates of fair value were based on a combination of the income approach, which estimates the fair value of the Company’s reporting units based on future discounted cash flows, and the market approach, which estimates the fair value of the Company’s reporting units on comparable market prices. As of this filing, the Company has not completed the goodwill impairment analysis, due to the complexities involved in determining the implied fair value of the goodwill of each reporting unit. However, based on the work performed to date, the Company has concluded that an impairment loss is probable and can be reasonably estimated. Accordingly, during the three months ended January 31, 2009, the Company recorded a $125.4 million non-cash goodwill impairment charge, representing the low end of the range of the estimated impairment loss.
After recognizing this $125.4 million estimated impairment charge, $70.4 million of goodwill is reflected on the Company’s balance sheet as of January 31, 2009. The Company expects to finalize its goodwill impairment analysis during the second quarter of fiscal 2009, at which time there could be a material upward adjustment to the goodwill impairment charge estimate. Any adjustment to the Company’s preliminary estimates will be recorded in its financial statements for the quarter ending April 30, 2009. Since this goodwill impairment charge is non-cash, it does not affect liquidity or financial covenants.
The changes in the carrying amount of goodwill for the three months ended January 31, 2009 are as follows (in thousands):

	Engineered	Aluminum
	Building	Sheet Building
	Products	Products	Consolidated

Balance at October 31, 2008	$175,949	$20,389	$196,338
Estimated impairment	(105,000)	(20,389)	(125,389)
Other	(494)	—	(494)

Balance at January 31, 2009	$70,455	$—	$70,455

Acquired Intangible Assets
Intangible assets are all related to Engineered Products and consist of the following (in thousands):

	As of January 31, 2009		As of October 31, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Customer relationships	$21,200	$4,436	$23,691	$6,588
Trademarks and trade names	33,150	6,676	37,930	7,089
Patents	11,560	5,187	17,328	4,996

Total	$65,910	$16,299	$78,949	$18,673

Intangible assets not subject to amortization:
Trade name	$—		$2,200
Based on a combination of factors, including additional declines in housing start projections and further deterioration of the overall market conditions in the building products industry, the Company determined that there were events and circumstances during the first quarter of 2009 that could indicate that its carrying amount of intangible assets may not be recoverable. Accordingly, intangible assets were tested for recoverability during the three months ended January 31, 2009. The carrying amount of an intangible asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the intangible asset. If the carrying amount is not recoverable, the impairment loss is measured as the amount by which the carrying amount of the intangible exceeds its fair value. An impairment loss of $11.9 million was recognized on certain Engineered Products’ trademarks, trade names and patents whose carrying amount was not recoverable and whose carrying amount exceeded fair value. Fair value was determined by the relief from royalty approach which is a variation of the income approach. The intangible asset impairment charge is included in Impairment of goodwill and intangible assets in the accompanying consolidated statements of operations. Since this intangible impairment charge is non-cash, it does not affect liquidity or financial covenants. No impairment charges were recorded in 2008.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The aggregate amortization expense for the three month period ended January 31, 2009 was $1.0 million. The aggregate amortization expense for the three month period ended January 31, 2008 was $1.7 million. Estimated amortization expense for the next five years, based upon the amortization of pre-existing intangibles follows (in thousands):

Fiscal Years Ending	Estimated
October 31,	Amortization
2009 (remaining nine months)	$2,255
2010	$3,006
2011	$3,006
2012	$3,006
2013	$2,944
5. Inventories
Inventories consist of the following:

	January 31,	October 31,
	2009	2008
	(In thousands)
Raw materials	$29,264	$30,221
Finished goods and work in process	26,577	30,732

	55,841	60,953
Supplies and other	2,725	2,895

Total	$58,566	$63,848

The values of inventories in the consolidated balance sheets are based on the following accounting methods:

	January 31,	October 31,
	2009	2008
	(In thousands)
LIFO	$29,864	$32,947
FIFO	28,702	30,901

Total	$58,566	$63,848

Fixed overhead costs related to excess manufacturing capacity have been expensed in the period, and therefore, are not capitalized into inventory. An actual valuation of inventory under the last in, first out (LIFO) method can be made only at the end of each year based on the inventory costs and levels at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory costs and levels. Because these are subject to many factors beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation which could significantly differ from interim estimates. To estimate the effect of LIFO on interim periods, the Company performs a projection of the year-end LIFO reserve and considers expected year-end inventory pricing and expected inventory levels. Depending on this projection, the Company may record an interim allocation of the projected year-end LIFO calculation. With respect to inventories valued using the LIFO method as no interim LIFO allocation was made, replacement cost exceeded the LIFO value by approximately $14.0 million as of January 31, 2009 and October 31, 2008.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Earnings Per Share
The computation of diluted earnings per share excludes outstanding options and other common stock equivalents in periods where inclusion of such potential common stock instruments would be anti-dilutive in the periods presented. When income from continuing operations is a loss, all potential dilutive instruments are excluded from the computation of diluted earnings per share as they would be anti-dilutive. Accordingly, for the three months ended January 31, 2009, 0.2 million of common stock equivalents were excluded from the computation of diluted earnings per share. Additionally, as of January 31, 2009, the Company had 0.9 million of stock options that are potentially dilutive in future earnings per share calculations; such dilution will be dependent on the excess of the market price of the Company’s stock over the exercise price and other components of the treasury stock method.
For the three months ended January 31, 2008, 3.0 million of common stock equivalents were excluded from the computation of diluted earnings per share, primarily related to the Company’s former 2.50% Convertible Senior Debentures (the Debentures). The Debentures are reported in discontinued operations for historical periods as a result of the Separation. In 2005, the Company irrevocably elected to settle the principal amount of its former Debentures in cash when they became convertible and were surrendered by the holders thereof. The Company retained its option to satisfy any excess conversion obligation (stock price in excess of conversion price) with shares, cash or a combination of shares and cash. As a result of the Company’s election, if dilutive, diluted earnings per share up through the Separation include the amount of shares it would have taken to satisfy the excess conversion obligation, assuming that all of the Debentures outstanding during the period were surrendered. For calculation purposes, the average closing price of the Company’s common stock for each of the periods presented is used as the basis for determining dilution. Although the Debentures are reported in discontinued operations for historical periods, they had a dilutive impact for year-to-date earnings per share for the third and fourth quarters of 2008. There was no dilutive impact for the first or second quarter of 2008 as income from continuing operations was a loss for those respective periods, and there was no dilutive impact for the third and fourth quarter-to-date earnings per share as these periods were entirely post Separation.
7. Comprehensive Income
Comprehensive income comprises net income and all other non-owner changes in equity, including foreign currency translation, pension related adjustments and realized and unrealized gains and losses on derivatives, if any. Comprehensive income for the three months ended January 31, 2009 and 2008 was as follows:

	Three Months Ended
	January 31,
	2009	2008
	(In thousands)
Comprehensive income:
Net income (loss)	$(120,413)	$3,084
Change in pension	(2)	—
Foreign currency translation adjustment	(21)	(102)

Total comprehensive income (loss), net of taxes	$(120,436)	$2,982

8. Long-term Debt
Long-term debt consists of the following:

	January 31,	October 31,
	2009	2008
	(In thousands)
Revolving Credit Facility	$—	$—
City of Richmond, Kentucky Industrial Building Revenue Bonds	1,250	1,250
Scott County, Iowa Industrial Waste Recycling Revenue Bonds	1,200	1,200
Capital lease obligations and other	88	101

Total debt	$2,538	$2,551
Less maturities due within one year included in current liabilities	362	363

Long-term debt	$2,176	$2,188

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Approximately 97% and 96% of the total debt had a variable interest rate at January 31, 2009 and October 31, 2008, respectively. See Interest Rate Risk section in Item 3, “Quantitative and Qualitative Disclosures About Market Risk” of this Form 10-Q for additional discussion.
Credit Facility
The Company’s $270.0 million Senior Unsecured Revolving Credit Facility (the Credit Facility) was executed on April 23, 2008. The Credit Facility has a five-year term and is unsecured. The Credit Facility expires April 23, 2013 and provides for up to $50.0 million for standby letters of credit, limited to the undrawn amount available under the Credit Facility. Borrowings under the Credit Facility bear interest at a spread above LIBOR based on a combined leverage and ratings grid. Proceeds from the Credit Facility may be used to provide availability for acquisitions, working capital, capital expenditures and general corporate purposes.
Under the Credit Facility, the Company is obligated to comply with certain financial covenants requiring the Company to maintain a Consolidated Leverage Ratio of no more than 3.25 to 1 and a Consolidated Interest Coverage Ratio of no less than 3.00 to 1. As defined by the Credit Facility’s indenture, the Consolidated Leverage Ratio is the ratio of consolidated indebtedness as of such date to consolidated EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) for the previous four fiscal quarters and the Consolidated Interest Coverage Ratio is the ratio of consolidated EBITDA to consolidated interest expense, in each case for the previous four consecutive fiscal quarters. EBITDA is defined by the indenture to include proforma EBITDA of acquisitions and to exclude certain items like non-cash charges. Additionally, the Credit Facility contains certain limitations on additional indebtedness, asset or equity sales, and acquisitions. Dividends and other distributions are permitted so long as after giving effect to such dividend or stock repurchase, there is no event of default.
As of January 31, 2009, the Company had no borrowings under the Credit Facility, and the Company was in compliance with all current Credit Facility covenants. The availability under the Credit Facility is a function of both the facility amount utilized and meeting covenant requirements. Although there were no borrowings on the Credit Facility and there was only $6.0 million of outstanding letters of credit under the Credit Facility, the aggregate availability under the Credit Facility was limited by the Consolidated Leverage Ratio resulting in an availability of $204.2 million at January 31, 2009.
9. Pension Plans and Other Postretirement Benefits
The Company has a number of retirement plans covering substantially all employees. The Company provides both defined benefit and defined contribution plans. In general, the plant or location of his/her employment determines an employee’s coverage for retirement benefits.
The Company has a non-contributory, single employer defined benefit pension plan that covers substantially all non-union employees. Effective January 1, 2007, the Company amended this defined benefit pension plan to include a new cash balance formula for all new salaried employees hired on or after January 1, 2007 and for any non-union employees who were not participating in a defined benefit plan prior to January 1, 2007. All new salaried employees are eligible to receive credits equivalent to 4% of their annual eligible wages, while some of the employees at the time of the plan amendment were “grandfathered” and are eligible to receive credits ranging up to 6.5% based upon a percentage they received in the defined contribution plan prior to the amendment of the pension plan. Additionally, every year the participants will receive an interest related credit on their respective balance equivalent to the prevailing 30-year Treasury rate. Benefits for participants in this plan prior to January 1, 2007 continue to be based on a more traditional formula for retirement benefits where the plan pays benefits to employees upon retirement, using a formula based upon years of service and pensionable compensation prior to retirement. Of the Company’s participants, 99% are under the cash balance formula.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The components of net pension cost are as follows:

	Three Months Ended
	January 31,
	2009	2008
	(In thousands)
Pension Benefits:
Service cost	$919	$1,188
Interest cost	105	618
Expected return on plan assets	(64)	(803)
Amortization of unrecognized prior service cost	—	—
Amortization of unrecognized net loss	—	—

Net periodic pension cost	$960	$1,003

During the three months ended January 31, 2009, the Company made no contributions to its defined benefit plan. The Company estimates that it will contribute $5.5 million to its pension plan during the remainder of fiscal 2009.
Net periodic postretirement benefit cost for the three months ended January 31, 2009 and 2008 was $3 thousand and $7 thousand, respectively.
10. Industry Segment Information
Quanex has two reportable segments: Engineered Products and Aluminum Sheet Products. The Engineered Products segment produces engineered products and components primarily serving the window and door industry, while the Aluminum Sheet Products segment produces mill finished and coated aluminum sheet serving the broader building and construction markets, as well as other capital goods and transportation markets. The main market drivers of both segments are residential housing starts and residential remodeling expenditures. Additionally, the Aluminum Sheet Products segment is influenced by aluminum ingot prices.
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

	Three Months Ended
	January 31,
	2009	2008
	(In thousands)
Net Sales:
Engineered Products	$64,819	$87,275
Aluminum Sheet Products	50,808	92,068
Intersegment Eliminations	(2,739)	(4,431)

Consolidated	$112,888	$174,912

Operating Income (Loss):
Engineered Products	$(121,614)	$1,895
Aluminum Sheet Products	(28,204)	5,602
Corporate & Other[1]	(5,743)	(8,664)

Consolidated	$(155,561)	$(1,167)

[1]	Corporate & Other includes spin-off transaction costs of $0.8 million during the three months ended January 31, 2008 compared to $0.1 million in the corresponding period of 2009.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	January 31,	October 31,
	2009	2008
	(In thousands)
Identifiable Assets:
Engineered Products	$324,514	$440,172
Aluminum Sheet Products	133,993	197,436
Corporate, Intersegment Eliminations & Other	58,059	43,239

Consolidated	$516,566	$680,847

Goodwill:[2]
Engineered Products	$70,455	$175,949
Aluminum Sheet Products	—	20,389

Consolidated	$70,455	$196,338

11. Stock Based Compensation
Effective with the Separation on April 23, 2008, the Company established the Quanex Building Products Corporation 2008 Omnibus Incentive Plan (the 2008 Plan). The 2008 Plan provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units (RSUs), performance stock awards, performance unit awards, annual incentive awards, other stock-based awards and cash-based awards. The 2008 Plan is administered by the Compensation and Management Development Committee of the Board and allows for immediate, graded or cliff vesting options, but options must be exercised no later than ten years from the date of grant. The aggregate number of shares of common stock authorized for grant under the 2008 Plan is 2,900,000. Any officer, key employee and / or non-employee director of the Company or any of its affiliates is eligible for awards under the 2008 Plan. The initial awards granted under the 2008 Plan were on April 23, 2008; service is the vesting condition. All Quanex Corporation unvested stock options and restricted shares vested as set forth in the Separation related agreements prior to the completion of the Separation on April 23, 2008, and all stock based compensation awards were settled effective with the Separation.
The Company’s practice is to grant options and restricted stock or RSUs to non-employee directors on October 31st of each year, with an additional grant of options to each director on the date of his or her first anniversary of service. Additionally, the Company’s practice is to grant options and restricted stock to employees at the Company’s December board meeting and occasionally to key employees on their respective dates of hire.
The Company’s stock-based compensation expense prior to the Separation on April 23, 2008 was driven by stock awards issued by the Company’s predecessor, Quanex Corporation. The Company’s stock-based compensation following the Separation is related to the Company’s stock awards only. In all instances the stock-based compensation recorded in Selling, general and administrative expense included in continuing operations relates to employees or former employees of the Company’s building products operating divisions, current corporate employees of the Company and current non-employee directors of the Company. Stock-based compensation expense related to the Company’s former vehicular products business, former corporate employees and former directors is reflected in discontinued operations for all periods presented. Stock-based compensation for the three months ended January 31, 2009 and 2008 for the Company’s continuing operations was as follows:

[2]	The balance as of January 31, 2009 reflects an estimated goodwill impairment charge of $125.4 million. See Note 4 for additional discussion.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended
	January 31,
	2009	2008
	(In thousands)
Stock option expense	$469	$581
Restricted stock amortization	(12)	68
Restricted stock units	361	204

Stock-based compensation expense	$818	$853

The Company has not capitalized any stock-based compensation cost as part of inventory or fixed assets during the three months ended January 31, 2009 and 2008. Cash received from option exercises and tax benefits from stock option exercises and lapses on restricted stock prior to the Separation is reflected in discontinued operations’ cash flows from financing activities. Future cash proceeds from stock option exercises and the related tax benefits would be a component of financing cash flows from continuing operations; however, since the Separation on April 23, 2008, there have not been any stock option exercises or lapses on restricted stock.
Restricted Stock Awards
Under the 2008 Plan, common stock may be awarded to key employees, officers and non-employee directors. The recipient is entitled to all of the rights of a shareholder, except that during the forfeiture period the shares are nontransferable. The awards vest over a specified time period, but typically either immediately vest or cliff vest over a three-year period with service as the vesting condition. Upon issuance of stock under the plan, fair value is measured by the grant date price of the Company’s shares. This fair value is then expensed over the restricted period with a corresponding increase to additional paid-in-capital. A summary of non-vested restricted shares changes during the three months ended January 31, 2009 follows:

		Weighted-Average
		Grant-Date Fair
	Shares	Value Per Share

Non-vested at October 31, 2008	324,923	$15.18
Granted	124,890	7.82
Forfeited	(112,414)	15.02

Non-vested at January 31, 2009	337,399	$12.51

The weighted-average grant-date fair value of restricted stock granted during the three months ended January 31, 2009 was $7.82. There were no restricted stock grants during January 31, 2008. There were no restricted stock shares that vested during the three months ended January 31, 2009. The total fair value of restricted stock vested during January 31, 2008 was $2.3 million. Total unrecognized compensation cost related to unamortized restricted stock awards was $3.3 million as of January 31, 2009. That cost is expected to be recognized over a weighted-average period of 2.5 years.
Stock Options
As described in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2008, the Company uses the Black-Scholes-Merton option-pricing model to estimate the fair value of its stock options. The 2008 valuation assumptions pertain to grants made by the Company’s predecessor, Quanex Corporation, prior to the Separation on April 23, 2008.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The fair value of each option was estimated on the date of grant. The following is a summary of valuation assumptions and resulting grant-date fair values for grants during the following periods.

	Grants during
	Three Months Ended January 31,
	2009	2008
	(Quanex Building	(Quanex
	Products)	Corporation)

Weighted-average expected volatility	47.0%	36.5%
Expected term (in years)	4.9–5.1	4.9
Risk-free interest rate	1.6–1.7%	3.3%
Expected dividend yield over expected term	1.0%	1.8%
Weighted-average grant-date fair value per share	$3.03	$16.31
The decrease in the weighted average grant-date fair value is primarily related to the Company’s stock price; for Quanex Building Products Corporation, the weighted-average market price on the date of grant was $7.82 in 2009 compared to the pre-Separation price of $52.31 for Quanex Corporation in 2008.
Below is a table summarizing the stock option activity for the 2008 Plan since October 31, 2008:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
		Price	Contractual	Value
	Shares	Per Share	Term (in years)	(000s)

Outstanding at October 31, 2008	1,214,839	$14.88
Granted	508,175	7.82
Forfeited	(272,636)	15.01

Outstanding at January 31, 2009	1,450,378	12.38	9.3	$343

Vested or expected to vest at January 31, 2009	1,345,144	12.33	9.3	$324

Exercisable at January 31, 2009	102,105	$12.03	9.5	$—

The total intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the three months ended January 31, 2008 was $3.2 million and includes options awarded prior to the Separation to former vehicular products employees and corporate retirees whose expense is reported in discontinued operations. No stock options were exercised during the three months ended January 31, 2009.
A summary of the non-vested stock option shares during the three months ended January 31, 2009 is presented below:

		Weighted-Average
		Grant-Date Fair
	Shares	Value Per Share

Non-vested at October 31, 2008	1,112,734	$5.34
Granted	508,175	3.03
Forfeited	(272,636)	5.24
Vested	—	—

Non-vested at January 31, 2009	1,348,273	$4.49

The total fair value of shares vested during the three months ended January 31, 2008 was $3.3 million and includes options awarded prior to the Separation to former vehicular products employees and corporate retirees whose expense is reported in discontinued operations. No stock options vested during the three months ended January 31, 2009. Total unrecognized compensation cost related to stock options granted under the 2008 Plan was $4.0 million as of January 31, 2009. That cost is expected to be recognized over a weighted-average period of 2.5 years.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Income Taxes
The provision for income taxes is determined by applying an estimated annual effective income tax rate to income from continuing operations before income taxes. The rate is based on the most recent annualized forecast of pretax income, permanent book versus tax differences and tax credits. The Company’s estimated annual effective tax rate benefit for the three months ended January 31, 2009 is 22.6% compared to the estimated annual effective tax rate benefit of 38.9% for the three months ended January 31, 2008. This reduction in the tax rate benefit is primarily related to the nondeductible portion of the goodwill impairment charge. Since the goodwill impairment charge is non–cash, it does not effect the amount of current taxes paid. For additional information on the goodwill impairment charge, see Note 4.
The nature of the Separation described in Notes 1 and 3 created a non-current deferred income tax asset. The non-current deferred income tax asset amount reflected in the balance sheet as of January 31, 2009 of $39.4 million includes a net non-current deferred income tax asset of $43.3 million, the current year’s estimated NOL benefit of $12.7 million and a non-current liability for unrecognized tax benefit of $16.6 million. Management determined it was appropriate to establish this liability for unrecognized tax benefit associated with the Separation.
Non-current unrecognized tax benefits not associated with the Separation of $0.4 million as of January 31, 2009 are related to state tax items regarding the interpretations of tax laws and regulations and are recorded in Other liabilities on the Consolidated Balance Sheet.
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
The unrecognized tax benefits at January 31, 2009 of $16.9 million (including $0.1 million for which the disallowance of such items would not affect the annual effective tax rate) primarily relates to the Separation.
13. Contingencies
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Total environmental reserves and corresponding recoveries for Quanex’s current plants were as follows:

	January 31,	October 31,
	2009	2008
	(In thousands)

Current	$2,200	$1,800
Non-current	1,887	2,485

Total environmental reserves	4,087	4,285

Receivable for recovery of remediation costs	$4,340	$4,671

Approximately $0.6 million of the January 31, 2009 reserve represents administrative costs; the balance represents estimated costs for investigation, studies, cleanup, and treatment. The reserve has not been discounted. As discussed below, an associated $4.3 million and $4.7 million undiscounted recovery from indemnitors of remediation costs at one plant site is recorded as of January 31, 2009 and October 31, 2008, respectively. The change in the environmental reserve during the first three months of fiscal 2009 primarily consisted of cash payments for remediation costs.
The Company’s Nichols Aluminum-Alabama, LLC (NAA) subsidiary operates a plant in Decatur, Alabama that is subject to an Alabama Hazardous Wastes Management and Minimization Act Post-Closure Permit. Among other things, the permit requires NAA to remediate, as directed by the state, historical environmental releases of wastes and waste constituents. Consistent with the permit, NAA has undertaken various studies of site conditions and, during the first quarter 2006, started a phased program to treat in-place free product petroleum that had been released underneath the plant. Based on its studies to date, which remain ongoing, the Company’s remediation reserve at NAA’s Decatur plant is $4.1 million. NAA was acquired through a stock purchase in which the sellers agreed to indemnify Quanex and NAA for identified environmental matters related to the business and based on conditions initially created or events initially occurring prior to the acquisition. Environmental conditions are presumed to relate to the period prior to the acquisition unless proved to relate to releases occurring entirely after closing. The limit on indemnification is $21.5 million excluding legal fees. In accordance with the indemnification, the indemnitors paid the first $1.5 million of response costs and have been paying 90% of ongoing costs. Based on its experience to date, its estimated cleanup costs going forward, and costs incurred to date as of January 31, 2009, the Company expects to recover from the sellers’ shareholders an additional $4.3 million. Of that, $3.7 million is recorded in Other assets, and the balance is reflected in Accounts Receivable.
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
The discussion and analysis of Quanex Building Products Corporation and its subsidiaries’ financial condition and results of operations should be read in conjunction with the January 31, 2009 Consolidated Financial Statements of the Company and the accompanying notes and in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2008. References made to the “Company” or “Quanex” include Quanex Building Products Corporation and its subsidiaries and Quanex Corporation (Predecessor to Quanex Building Products Corporation) unless the context indicates otherwise.
Private Securities Litigation Reform Act
Certain of the statements contained in this document and in documents incorporated by reference herein, including those made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking” statements as defined under the Private Securities Litigation Reform Act of 1995. Generally, the words “expect,” “believe,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements which address future operating performance, events or developments that the Company expects or anticipates will occur in the future, including statements relating to volume, sales, operating income and earnings per share, and statements expressing general outlook about future operating results, are forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and the present projections or expectations. As and when made, management believes that these forward-looking statements are reasonable. However, caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date when made and there can be no assurance that such forward-looking statements will occur. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Factors exist that could cause the Company’s actual results to differ materially from the expected results described in or underlying the Company’s forward-looking statements. Such factors include domestic and international economic activity, prevailing prices of aluminum scrap and other raw material costs, the rate of change in prices for aluminum scrap, energy costs, interest rates, construction delays, market conditions, particularly in the home building and remodeling markets, any material changes in purchases by the Company’s principal customers, labor supply and relations, environmental regulations, changes in estimates of costs for known environmental remediation projects and situations, world-wide political stability and economic growth, the Company’s successful implementation of its internal operating plans, acquisition strategies and integration, performance issues with key customers, suppliers and subcontractors, and regulatory changes and legal proceedings. Accordingly, there can be no assurance that the forward-looking statements contained herein will occur or that objectives will be achieved. All written and verbal forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors. For more information, see Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K, for the year ended October 31, 2008.
Description of Business
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
As more fully described in Notes 1 and 3 of the consolidated financial statements in Item 1, on April 23, 2008, notwithstanding the legal form of the transactions, because of the substance of the transactions, Quanex Building Products Corporation was the divesting entity and treated as the “accounting successor,” and Quanex Corporation was the “accounting spinnee” for financial reporting purposes in accordance with Emerging Issues Task Force Issue (EITF) No. 02-11, “Accounting for Reverse Spinoffs” (EITF 02-11).

The spin-off and subsequent merger is hereafter referred to as the “Separation”. For purposes of describing the events related to the Separation, as well as other events, transactions and financial results of Quanex Corporation and its subsidiaries related to periods prior to April 23, 2008, the term “the Company” refers to Quanex Building Products Corporation’s accounting predecessor, Quanex Corporation.
In accordance with the provisions of the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), effective with the closing of the Separation on April 23, 2008, the results of operations and cash flows related to the Company’s vehicular products and non-building products related corporate items are reported as discontinued operations for all periods presented. There were no assets or liabilities of discontinued operations as of January 31, 2009 or October 31, 2008. Unless otherwise noted, all discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect only continuing operations.

Consolidated Results of Operations
Summary Information

	Three Months Ended January 31,
	2009	2008	Change	%
	(Dollars in millions)

Net sales	$112.9	$174.9	$(62.0)	(35.4)%
Cost of sales[1]	106.6	147.1	(40.5)	(27.5)
Selling, general and administrative	15.8	20.0	(4.2)	(21.0)
Impairment of goodwill and intangibles	137.3	—	137.3	100.0
Depreciation and amortization	8.7	9.0	(0.3)	(3.3)

Operating income	(155.5)	(1.2)	(154.3)	**

Interest expense	(0.1)	(0.1)	—	—
Other, net	0.1	0.3	(0.2)	(66.7)
Income tax (expense) benefit	35.1	0.4	34.7	**

Income from continuing operations	$(120.4)	$(0.6)	$(119.8)	**

Overview
The Company experienced significant declines in its end markets during its first fiscal quarter of 2009 and continues to find itself in a difficult housing market coupled with recent steep declines in aluminum prices. The United States housing market deteriorated 48% compared to the first fiscal quarter last year while remodeling activity was estimated to be down approximately 15%. This is believed to be the lowest level of housing starts in the United States since 1945. Housing permits, housing starts and consumer confidence continue to plummet, while housing inventories of both new and existing homes remain at high levels. Results were dismal with net sales for the first quarter of 2009 down 35% compared to the first fiscal quarter of last year. There is little doubt that the size and strength of many of the Company’s customers served it well. The Company believes that it is benefiting from longstanding relationships with the leading participants in the markets it serves.
In response to the ongoing drop in demand, management remains focused on controlling costs and continues to reduce fixed and semi-variable expenses, which included taking out additional manpower, both hourly and salary. Total headcount was reduced by 26% from October 31, 2008 through January 31, 2009. The Company does not anticipate any significant increase in demand for the remainder of fiscal 2009, and therefore, expects to continue to size both its business and inventories accordingly to maximize cash generation.
During the three months ended January 31, 2009, the Company recorded a $137.3 million non-cash impairment charge, of which $125.4 million relates to goodwill and $11.9 million relates to other identified intangibles. While the portion related to other identified intangibles has been finalized, the portion related to goodwill is an estimate. During the first fiscal quarter of 2009, based on a combination of factors, including additional declines in housing start projections, falling aluminum prices, further deterioration of the overall market conditions in the building products industry, downward revision of earnings guidance, and the continued gap between the Company’s market value of equity and book value of equity, the Company concluded that there were sufficient indicators to require it to perform an interim goodwill impairment analysis. As of this filing, the Company has not completed the goodwill impairment analysis, due to the complexities involved in determining the implied fair value of goodwill. However, based on the work performed to date, the Company has concluded that an impairment loss is probable and can be reasonably estimated. Accordingly, during the three months ended January 31, 2009, the Company recorded a $125.4 million non-cash goodwill impairment charge, representing the low end of the range of the estimated impairment loss. After recognizing this $125.4 million estimated impairment charge, $70.4 million of goodwill is reflected on the Company’s balance sheet as of January 31, 2009. The Company expects to finalize its goodwill impairment analysis during the second quarter of fiscal 2009, at which time there could be a material upward adjustment to the goodwill impairment charge estimate. Any adjustment to the Company’s preliminary estimates will be recorded in its financial statements for the quarter ending April 30, 2009. For additional details regarding this impairment charge, see Note 4, “Goodwill and Acquired Intangible Assets,” in the Notes to Unaudited Consolidated Financial Statements in this Form 10-Q.

[1]	Exclusive of items shown separately below.

**	Percentage change not meaningful due to impairment of goodwill and intangible assets

Business Segments
Quanex has two reportable segments: Engineered Products and Aluminum Sheet Products. The Engineered Products segment produces finished products and components serving the window and door industry, while the Aluminum Sheet Products segment produces mill finished and coated aluminum sheet serving the broader building products markets and secondary markets such as recreational vehicles and capital equipment. The main market drivers of both segments are residential housing starts and remodeling expenditures.
For financial reporting purposes three of the Company’s four operating divisions, Homeshield, Truseal and Mikron, have been aggregated into the Engineered Products reportable segment. The remaining division, Nichols Aluminum (Aluminum Sheet Products), is reported as a separate, reportable segment with the Corporate & Other comprised of corporate office expenses and certain inter-division eliminations. The sale of products between segments is recognized at market prices. The financial performance of the operations is based upon operating income. The segments follow the accounting principles described in Item 1, Note 1 to the consolidated financial statements of the Company’s 2008 Form 10-K. The two reportable segments value inventory on a FIFO or weighted-average basis while the LIFO reserve relating to those operations accounted for under the LIFO method of inventory valuation is computed on a consolidated basis in a single pool and treated as a corporate item.
Three Months Ended January 31, 2009 Compared to Three Months Ended January 31, 2008
Engineered Products

	Three Months Ended January 31,
	2009	2008	Change	%
	(Dollars in millions)

Net sales	$64.8	$87.3	$(22.5)	(25.8)%
Cost of sales[1]	55.2	69.3	(14.1)	(20.3)
Selling, general and administrative	8.3	9.4	(1.1)	(11.7)
Impairment of goodwill and Intangibles	116.9	—	116.9	100.0
Depreciation and amortization	6.1	6.7	(0.6)	(9.0)

Operating income	$(121.7)	$1.9	$(123.6)	**

Customer demand fell dramatically at Engineered Products during the first quarter. The U.S housing market deteriorated 48% in the first quarter of 2009 compared to a year ago, while residential remodeling activity was estimated to be down approximately 15% over the same period. Net sales at Engineered Products were down 26%, which put its performance ahead of the overall market as measured by its two primary market drivers. The decrease in net sales at the Engineered Products segment for the three months ended January 31, 2009 is primarily due to reduced volumes attributable to the continued falloff of housing starts and lower expenditures for remodeling and repair of the housing stock. Partially offsetting the market falloff was the nominal growth of new programs and the benefit of targeted price increases.
Operating income and the corresponding margin decreased at Engineered Products for the three months ended January 31, 2009 primarily as the result of reduced volumes from the depressed building products market. With reduced demand, the Company has been and continues to right-size the business by reducing variable and fixed costs. This includes reduction in headcount as well as initiatives to shorten work weeks, reduce shifts and other production cutbacks. Even with these initiatives, margins are negatively impacted by the magnitude of reduced demand as yields and efficiencies in the manufacturing process decline, resulting in higher variable production costs per unit. The $116.9 million non-cash impairment charge reflected above represents $11.9 million of impairment on identifiable intangible assets and $105.0 million of estimated impairment charge on goodwill. For additional information on the impairment charges see Note 4, “Goodwill and Acquired Intangible Assets,” in the Notes to Unaudited Consolidated Financial Statements in this Form 10-Q. The Company has reduced its Selling, general and administrative costs during the first quarter of 2009 by $1.0 million since the fourth quarter of fiscal 2008 and by $1.1 million compared to the first quarter of fiscal 2008. This has been achieved through various means including reduced headcount, less outside contract services and reduction in variable pay incentives corresponding to lower levels of earnings. During the first quarter of 2009, the Company completed the consolidation of two fenestration component facilities into a single facility in order to help reduce operating costs and increase operating efficiencies. The Company continues to look at opportunities for additional plant consolidations where they make sense and where they will not negatively impact the Company’s ability to meet its customers’ stringent delivery and service requirements. The Company anticipates right-sizing efforts to continue during the remainder of 2009.

[1]	Exclusive of items shown separately below.

**	Percentage change not meaningful due to impairment of goodwill and intangible assets

Aluminum Sheet Products

	Three Months Ended January 31,
	2009	2008	Change	%
	(In millions)

Net sales	$50.8	$92.0	$(41.2)	(44.8)%
Cost of sales[1]	54.0	82.2	(28.2)	(34.3)
Selling, general and administrative	2.0	2.0	—	—
Impairment of goodwill and intangibles	20.4	—	20.4	100.0
Depreciation and amortization	2.6	2.2	0.4	18.2

Operating income	$(28.2)	$5.6	$(33.8)	**

Shipped pounds	35.9	58.5	(22.6)	(38.6)%
The primary market drivers for the Aluminum Sheet Products segment are North American housing starts and residential remodeling activity, which together represent approximately 65% of the segment’s sales. As discussed above, the U.S. housing market declined by 48% in the first quarter and remodeling activity is estimated to be down by approximately 15%.
The decrease in net sales at the Aluminum Sheet Products segment for the first quarter of fiscal 2009 was primarily the result of a 39% decline in shipped pounds during the first fiscal quarter of 2009 compared to the same period of 2008 due to the depressed primary and secondary markets. Shipped pounds during the first quarter of 2009 were down approximately 56% from pounds shipped during the fourth quarter 2008. The Company believes that the magnitude of the drop in customer demand that it experienced during the months of December 2008 and January 2009 were unprecedented. Additionally, the average selling price during the first quarter of fiscal 2009 was approximately 10% below the same period last year primarily due to lower ingot value. London Metals Exchange (LME) aluminum ingot pricing fell dramatically during the quarter, down approximately 32% to an inflation adjusted record low price of $0.63 per pound, which in turn compressed the segment’s raw material spread during the quarter. Overall spreads (sales price less material cost) were down approximately 30% and 27% from the first quarter 2008 and fourth quarter 2008, respectively.
Similar to the Engineered Products segment, operating income and the corresponding margin decreased at the Aluminum Sheet Products segment for the three months ended January 31, 2009 as a direct result of reduced volumes. Additionally, margins were severely impacted by the compression in the segment’s raw material spread from the dramatic decline in LME aluminum ingot pricing compared to the lag experienced with raw material costs. With a significant decline in demand and the poor near-term outlook for aluminum sheet demand, the Company is actively pursuing ways to make meaningful financial improvements. Along with additional headcount reductions, recent actions include idling rolling capacity, significantly scaling back paint line operations and reducing operations at the mini-mill to operate with fewer shifts of employees. Even with these initiatives, margins are negatively impacted by the magnitude of reduced demand as yields and efficiencies in the manufacturing process decline, resulting in higher variable production costs per unit. The $20.4 million non-cash impairment charge reflected above represents the write-off of all of the segment’s goodwill. For additional information on the goodwill impairment charge see Note 4, “Goodwill and Acquired Intangible Assets,” in the Notes to Unaudited Consolidated Financial Statements in this Form 10-Q.

[1]	Exclusive of items shown separately below.

**	Percentage change not meaningful due to impairment of goodwill

Corporate and Other

	Three Months Ended January 31,
	2009	2008	Change	%
	(Dollars in millions)

Net sales	$(2.7)	$(4.4)	$1.7	(38.6)%
Cost of sales[1]	(2.6)	(4.4)	1.8	(40.9)
Selling, general and administrative	5.5	8.6	(3.1)	(36.0)
Depreciation and amortization	—	0.1	(0.1)	(100.0)

Operating income	$(5.6)	$(8.7)	$3.1	(35.6)%

Corporate and other operating expenses, which are not in the segments mentioned above, include inter-segment eliminations, the consolidated LIFO inventory adjustments (calculated on a combined pool basis), if any, corporate office expenses, and Quanex Building Products Corporation’s portion of transaction-related costs. Net sales amounts represent inter-segment eliminations between the Engineered Products segment and the Aluminum Sheet Products segment with an equal and offsetting elimination in Cost of sales.
Selling, general and administrative declined during the first quarter 2009 compared to the same 2008 period primarily due to less mark-to-market expense associated with the Company’s Deferred Compensation Plan, less transaction related costs, lower variable pay incentive costs corresponding to the Company’s lower earnings, and a reduction in miscellaneous professional expenses. Mark-to-market expense associated with the Deferred Compensation Plan declined by $1.4 million period over period. The Company incurred $1.4 million of mark-to-market expense in the first quarter 2008 primarily resulting from the increase in the Company’s stock price during that period; there is no similar expense for the first quarter 2009 as the Company’s stock price as well as the market value of other investments held by the Deferred Compensation Plan decreased slightly during the three months ended January 31, 2009 as did the overall market. During the three months ended January 31, 2008, the Company incurred $0.8 million of spin-off related transaction costs including attorney fees and external accountant fees compared to $0.1 million in the corresponding period of 2009.
Other items
Other, net includes interest income earned on the Company’s cash and equivalents and changes associated with the cash surrender value of life insurance. Interest income decreased during the three months ended January 31, 2009 from significantly lower returns on our cash balances due to falling interest rates. The decrease from interest rates is slightly offset by higher cash balances during 2009.
The Company’s estimated annual effective tax rate benefit for the three months ended January 31, 2009 is 22.6% compared to the estimated annual effective tax rate benefit of 38.9% for the three months ended January 31, 2008. This reduction in the tax rate benefit is primarily related to the nondeductible portion of the goodwill impairment charge. For further discussion of the goodwill impairment charge see Note 4, “Goodwill and Acquired Intangible Assets,” in Notes to Unaudited Consolidated Financial Statements in this Form 10-Q.
Outlook
A faltering economy, falling consumer confidence, the ongoing bank credit crunch and high residential home inventories has resulted in a more difficult business environment in fiscal 2009 than the Company had previously expected. Because of these issues, the Company cannot predict with any confidence what the actual fiscal 2009 U.S. residential build rate will be. Consequently, Quanex is suspending all specific financial guidance. Once these market issues become clear, the Company will again provide specific financial guidance. The Company does expect to report an operating loss for its second quarter and fiscal year.

[1]	Exclusive of items shown separately below.

Liquidity and Capital Resources

Sources of Funds
The Company’s principal sources of funds are cash on hand, cash flow from operations, and borrowings under its $270.0 million Senior Unsecured Revolving Credit Facility (the Credit Facility). As of January 31, 2009, the Company believes it has a solid liquidity position, comprised of cash and equivalents and sufficient availability under the Company’s Credit Facility. The Company has $75.4 million of cash and equivalents, $204.2 million of current availability under the revolving credit facility and minimal debt of $2.5 million as of January 31, 2009.
Beginning in September 2008, the Company’s cash has been invested only in Treasury Money Market Funds due to the recent financial market turmoil. The Company believes it is prudent to follow a conservative cash investment strategy at this time, and the Company’s current investments are with institutions that the Company believes to be financially sound. The Company had no material losses on its cash and marketable securities investments during fiscal 2009 and 2008.
The Credit Facility was executed on April 23, 2008 and has a five-year term. Proceeds from the Credit Facility may be used to provide availability for acquisitions, working capital, capital expenditures, and general corporate purposes. Borrowings under the Credit Facility bear interest at a spread above LIBOR based on a combined leverage and ratings grid. There are certain limitations on additional indebtedness, asset or equity sales, and acquisitions. Dividends and other distributions are permitted so long as after giving effect to such dividend or stock repurchase, there is no event of default. Under the Credit Facility, the Company is obligated to comply with certain financial covenants requiring the Company to maintain a Consolidated Leverage Ratio of no more than 3.25 to 1 and a Consolidated Interest Coverage Ratio of no less than 3.00 to 1. As defined by the Credit Facility’s indenture, the Consolidated Leverage Ratio is the ratio of consolidated indebtedness as of such date to consolidated EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) for the previous four fiscal quarters, and the Consolidated Interest Coverage Ratio is the ratio of consolidated EBITDA to consolidated interest expense, in each case for the previous four consecutive fiscal quarters. EBITDA is defined by the indenture to include proforma EBITDA of acquisitions and to exclude certain items like non-cash charges. The availability under the Credit Facility is a function of both the facility amount utilized and meeting covenant requirements. Additionally, the availability of the Credit Facility is dependent upon the financial viability of the Company’s lenders. The Credit Facility is funded by a syndicate of nine banks, with three banks comprising over 55% of the commitment. If any of the banks in the syndicate were unable to perform on their commitments to fund the facility, the availability under the Credit Facility could be reduced; however, the Company has no reason to believe that such liquidity will be unavailable or decreased.
As of January 31, 2009, the Company had no borrowings under the Credit Facility, and the Company was in compliance with all Credit Facility covenants. Although there were no borrowings on the Credit Facility and there was only $6.0 million of outstanding letters of credit under the Credit Facility, the aggregate availability under the Credit Facility was limited by the Consolidated Leverage Ratio resulting in an availability of $204.2 million at January 31, 2009. The Company believes that reduced earnings in fiscal 2009 could adversely impact the amount available to the Company under the Credit Facility in future quarters, absent any pro-forma EBITDA benefit from any potential acquisitions. The Company is focused on this matter and will endeavor to maintain the existing Credit Facility to the extent possible given its favorable terms versus current market terms.
The Company believes that it has sufficient funds and adequate financial resources available to meet its anticipated liquidity needs. The Company also believes that cash balances and cash flow from operations will be sufficient in the next twelve months and foreseeable future to finance anticipated working capital requirements, capital expenditures, debt service requirements, environmental expenditures, and dividends.
The Company’s working capital from continuing operations was $134.4 million on January 31, 2009, which is slightly above working capital at October 31, 2008 of $131.5 million. Increasing working capital during the quarter was the receipt of $15.4 million in cash from Gerdau, which represented the final Separation true-up and pertained to the settlement of transaction taxes (as the Separation was a taxable spin). The decline of $16.8 million in conversion capital (accounts receivable plus inventory less accounts payable) from continuing operations during the first fiscal quarter of 2009 decreased working capital. Although the decline in conversion capital was anticipated as a result of lower sales and the fall in demand during the quarter, the Company’s inventory levels as of January 31, 2009 were higher than had been targeted. Accordingly, the Company expects to reduce inventory levels in future quarters to levels more consistent with the decreased demand. The Company is taking more aggressive measures with its working capital management, especially during the current economic environment.

The following table summarizes the Company’s cash flow results from continuing operations for the three months ended January 31, 2009 and 2008:

	Three Months Ending January 31,
	2009	2008
	(In millions)

Cash flows from operating activities	$(1.7)	$7.9
Cash flows from investing activities	$(4.6)	$(3.4)
Cash flows from financing activities	$14.3	$20.9
Highlights from the Company’s cash flow results for the three months ended January 31, 2009 and 2008 are as follows:
Operating Activities — Continuing Operations
The decrease of $9.6 million in cash provided by operating activities from continuing operations for the first three months of fiscal 2009 compared to the same period last year is primarily related to the decline in year over year operating income from its businesses as a direct result of the depressed housing market and the additional reduction in demand for aluminum sheet products. Partially offsetting this was a more significant reduction in conversion capital in 2009 compared to 2008; such reduction contributed $11.9 million more in operating cash flow in the first quarter of 2009 than 2008. Overall, as a result of this market slowdown, the Company used $1.7 million in operating cash flow from continuing operations for the three months ended January 31, 2009. Even with the lower operating income in the Company’s seasonally slowest quarter, the Company was targeting positive cash from operating activities; however, the extreme fall in demand resulted in higher levels of inventory than preferred. The Company believes that it can reduce inventory levels further in the following quarters as it continues to focus on maximizing its cash flow.
Investing Activities — Continuing Operations
Cash spending from investing activities from continuing operations during the three months ended January 31, 2009 increased by $1.2 million in the first quarter of fiscal 2009 compared to the same prior year period due to higher capital expenditures. The increase in capital expenditures primarily pertains to required maintenance items at a certain plant in the Company’s Aluminum Sheet Products segment. The Company expects 2009 capital expenditures not to exceed $18.0 million, but is reviewing all capital projects for reductions in spending and/or deferrals to the extent such reductions will not weaken the Company’s ability to service its customers and maintain historical levels of operating excellence. The Company’s full fiscal year 2008 capital spending was $15.8 million. At January 31, 2009, the Company had commitments of approximately $7.1 million for the purchase or construction of capital assets. The Company plans to fund these capital expenditures through cash flow from operations.
The Company continues to evaluate various building products companies; however, under the current economic environment, the Company is focused on preserving capital and thus only anticipates consummating those transactions that can be secured at attractive valuations.
Financing Activities — Continuing Operations
The Company received $6.6 million less for financing activities from continuing operations during the three months ended January 31, 2009 compared to the same prior year period primarily due to items related to the Separation. In 2008, the Company received $20.9 million of initial funding from Quanex Corporation (the Company’s predecessor) from the Separation pursuant to the terms of the transaction related agreements. In 2009, the Company received $15.4 million from Gerdau representing the fourth and final true-up and relating to distribution tax pursuant to the terms of the transaction related agreements. The Company does not anticipate any further cash from financing activities related to the Separation.

Cash provided from financing activities also declined in 2009 from the Company’s payment of dividends during the first quarter of 2009. In December 2008, the Company paid a quarterly dividend of $0.03 per common share, which amounted to $1.1 million. There was no similar quarterly dividend distribution in continuing operations during the first quarter of fiscal 2008 as the dividend payment during such period was made by the Company’s legal predecessor, Quanex Corporation, and thus is reported in cash used for financing activities from discontinued operations. The Company expects to continue to pay quarterly cash dividends hereafter although payment of future cash dividends will be at the discretion of the board of directors after taking into account various factors, including the Company’s financial condition, operating results, along with current and anticipated cash needs.
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
Cash flows provided by operating activities from discontinued operations in fiscal 2008 represent three months of activity prior to the Separation as the Separation occurred on April 23, 2008. In contrast, there were no operating activity cash flows from discontinued operations for 2009.
Discontinued operations’ cash flows from investing activities were $36.4 million for the first fiscal quarter of 2008. In 2008, discontinued operations received $40.0 million from the liquidation of its remaining auction rate securities and spent $3.6 million on capital expenditures for the vehicular products business. In contrast, there were no investing activity cash flows from discontinued operations for 2009 as the Separation occurred on April 23, 2008.
Discontinued operations used $40.4 million in cash from financing activities for the first fiscal quarter of 2008. In 2008, discontinued operations provided initial funding of $20.9 million to Quanex Building Products (see corresponding receipt in continuing operations’ 2008 financing activities), paid $5.2 million in Quanex Corporation dividends for quarterly dividends prior to the Separation and paid $18.8 million for the conversion of a portion of its convertible debentures; this use of cash in 2008 was partially offset by proceeds from stock option exercises. In contrast, there were no financing activity cash flows from discontinued operations for 2009 as the Separation occurred on April 23, 2008.
Critical Accounting Estimates
In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, the Company’s management must make decisions which impact the reported amounts and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, allowances for doubtful accounts, inventory, long-lived assets, environmental contingencies, insurance, U.S. pension and other post-employment benefits, litigation and contingent liabilities, and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company’s management believes the critical accounting estimates listed and described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s 2008 Annual Report on Form 10-K are the most important to the fair presentation of the Company’s financial condition and results. These policies require management’s significant judgments and estimates in the preparation of the Company’s consolidated financial statements. There have been no significant changes to the Company’s critical accounting estimates since October 31, 2008.

New Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. SFAS 157, as it relates to financial assets and financial liabilities, becomes effective for fiscal years beginning after November 15, 2007 (as of November 1, 2008 for the Company). On February 12, 2008, the FASB issued FSP No. FAS 157-2, "Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until fiscal years beginning after November 15, 2008 (as of November 1, 2009 for the Company). Upon adoption, the provisions of SFAS 157 are to be applied prospectively with limited exceptions. The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements.
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
At January 31, 2009, the Company had fixed-rate debt totaling $0.1 million or 3% of total debt, which does not expose the Company to the risk of earnings loss due to changes in market interest rates. The Company and certain of its subsidiaries’ floating-rate obligations totaled $2.4 million, or 97% of total debt at January 31, 2009. Based on the floating-rate obligations outstanding at January 31, 2009, a one percent increase or decrease in the average interest rate would result in a change to pre-tax interest expense of approximately $25 thousand.
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
Through the use of firm price raw material purchase commitments and LME contracts, the Company intends to protect cost of sales from the effects of changing prices of aluminum. To the extent that the raw material costs factored into the firm price sales commitments are matched with firm price raw material purchase commitments, changes in aluminum prices should have no effect. During fiscal 2009 and 2008, the Company primarily relied upon firm price raw material purchase commitments to protect cost of sales tied to firm price sales commitments. At January 31, 2009, there were 23 open LME forward contracts associated with metal exchange derivatives covering notional volumes of 2.2 million pounds with a fair value mark-to-market net loss of approximately $0.2 million. These contracts were not designated as hedging instruments, and any mark-to-market net gain or loss was recorded in cost of sales with the offsetting amount reflected as a current asset or liability on the balance sheet. At October 31, 2008, there were no open LME forward contracts associated with metal exchange derivatives.
Within the Engineered Products segment, polyvinyl resin (PVC) is the significant raw material consumed during the manufacture of vinyl extrusions. The Company has a monthly resin adjuster in place with its customers that is adjusted based upon published industry resin prices. This adjuster effectively shares the base pass-through price changes of PVC with the Company’s customers commensurate with the market at large. The Company’s long-term exposure to changes in PVC prices is thus significantly reduced due to the contractual component of the resin adjuster program.

Item 4T. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (1934 Act) as of January 31, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2009, the disclosure controls and procedures are effective.
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

3.2
Amended and Restated Bylaws of the Registrant dated as of August 28, 2008, filed as Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-33913) for the quarter ended July 31, 2008, and incorporated herein by reference.

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

QUANEX BUILDING PRODUCTS CORPORATION

/s/ Brent L. Korb

Brent L. Korb
Senior Vice President — Finance and Chief Financial Officer
Date: March 9, 2009	(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibits

3.1
Certificate of Incorporation of the Registrant dated as of December 12, 2007, filed as Exhibit 3.1 of the Registrant’s Registration Statement on Form 10 (Reg. No. 001-33913) as filed with the Securities and Exchange Commission on January 11, 2008, and incorporated herein by reference.

3.2
Amended and Restated Bylaws of the Registrant dated as of August 28, 2008, filed as Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-33913) for the quarter ended July 31, 2008, and incorporated herein by reference.

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