Form 10-Q
period 2009-04-30
Quanex Building Products CORP
filed 2009-05-29
CIK 1423221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number 1-33913
QUANEX BUILDING PRODUCTS CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	26-1561397
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
1900 West Loop South, Suite 1500, Houston, Texas 77027
(Address of principal executive offices and zip code)
Registrant’s telephone number, including area code: (713) 961-4600
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 26, 2009

Common Stock, par value $0.01 per share	37,653,350

QUANEX BUILDING PRODUCTS CORPORATION
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 30,	October 31,
	2009	2008
	(In thousands except share data)
ASSETS
Current assets:
Cash and equivalents	$85,406	$67,413
Accounts receivable, net of allowance of $1,668 and $1,892	52,584	101,211
Inventories	36,918	63,848
Deferred income taxes	9,314	10,932
Prepaid and other current assets	6,712	6,239

Total current assets	190,934	249,643

Property, plant and equipment, net	151,639	157,389
Deferred income taxes	58,013	3,875
Goodwill	25,189	196,338
Intangible assets, net	48,868	62,476
Other assets	10,586	11,126

Total assets	$485,229	$680,847

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,402	$79,512
Accrued liabilities	28,224	38,316
Current maturities of long-term debt	323	363

Total current liabilities	64,949	118,191

Long-term debt	2,143	2,188
Non-current environmental reserves	1,887	2,485
Other liabilities	14,327	10,155

Total liabilities	83,306	133,019

Stockholders’ equity:
Preferred stock, no par value, shares authorized 1,000,000; issued and outstanding none	—	—
Common stock, $0.01 par value, shares authorized 125,000,000; issued 37,755,475 and 37,760,016	378	378
Additional paid-in-capital	231,720	230,316
Retained earnings	171,337	318,648
Accumulated other comprehensive income (loss)	(142)	(144)

	403,293	549,198
Less common stock held by rabbi trust, 102,125 shares	(1,370)	(1,370)

Total stockholders’ equity	401,923	547,828

Total liabilities and stockholders’ equity	$485,229	$680,847

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2009	2008	2009	2008
	(In thousands, except per share amounts)

Net sales	$113,206	$207,338	$226,094	$382,250
Cost and expenses:
Cost of sales (exclusive of items shown separately below)	104,387	170,776	211,051	317,853
Selling, general and administrative expense	12,846	43,637	28,627	63,680
Impairment of goodwill and intangible assets	45,263	—	182,562	—
Depreciation and amortization	7,929	9,147	16,634	18,106

Operating income (loss)	(57,219)	(16,222)	(212,780)	(17,389)
Interest expense	(109)	(100)	(231)	(238)
Other, net	177	4,242	299	4,550

Income (loss) from continuing operations before income taxes	(57,151)	(12,080)	(212,712)	(13,077)
Income tax (expense) benefit	17,005	4,765	52,153	5,153

Income (loss) from continuing operations	(40,146)	(7,315)	(160,559)	(7,924)
Income (loss) from discontinued operations, net of tax	—	1,982	—	5,675

Net income (loss)	$(40,146)	$(5,333)	$(160,559)	$(2,249)

Basic and diluted earnings per common share:
Earnings (loss) from continuing operations	$(1.08)	$(0.20)	$(4.30)	$(0.21)
Income (loss) from discontinued operations	—	0.06	—	0.15

Earnings (loss) per share	$(1.08)	$(0.14)	$(4.30)	$(0.06)

Weighted-average common shares outstanding:
Basic and diluted	37,333	37,265	37,333	37,215
The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Six Months Ended
	April 30,
	2009	2008
	(In thousands)
Operating activities:
Net income (loss)	$(160,559)	$(2,249)
(Income) loss from discontinued operations	—	(5,675)
Adjustments to reconcile net income to cash provided by operating activities:
Impairment of goodwill and intangible assets	182,562	—
Depreciation and amortization	16,668	18,111
Deferred income taxes	(34,730)	2,999
Stock-based compensation	1,403	24,936
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Decrease (increase) in accounts receivable	47,103	(5,896)
Decrease (increase) in inventory	26,913	(3,127)
Decrease (increase) in other current assets	(188)	(4,872)
Increase (decrease) in accounts payable	(43,190)	954
Increase (decrease) in accrued liabilities	(5,522)	(2,294)
Increase (decrease) in income taxes	(19,729)	(646)
Other, net	3,869	(2,773)

Cash provided by (used for) operating activities from continuing operations	14,600	19,468
Cash provided by (used for) operating activities from discontinued operations	—	25,127

Cash provided by (used for) operating activities	14,600	44,595

Investing activities:
Capital expenditures, net of retirements	(9,567)	(6,941)

Cash provided by (used for) investing activities from continuing operations	(9,567)	(6,941)
Cash provided by (used for) investing activities from discontinued operations	—	34,113

Cash provided by (used for) investing activities	(9,567)	27,172

Financing activities:
Repayments of long-term debt	(163)	(1,264)
Common stock dividends paid	(2,260)	—
Funding from Separation	15,401	27,755
Other, net		(290)

Cash provided by (used for) financing activities from continuing operations	12,978	26,201
Cash provided by (used for) financing activities from discontinued operations	—	(46,183)

Cash provided by (used for) financing activities	12,978	(19,982)

Effect of exchange rate changes on cash equivalents	(18)	(56)
Less: (Increase) decrease in cash and equivalents from discontinued operations	—	(13,057)

Increase (decrease) in cash and equivalents from continuing operations	17,993	38,672
Cash and equivalents at beginning of period	67,413	1,778

Cash and equivalents at end of period	$85,406	$40,450

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

				Accumulated
		Additional		Other		Total
	Common	Paid-in	Retained	Comprehensive	Rabbi	Stockholders’
Six months Ended April 30, 2009	Stock	Capital	Earnings	Income (Loss)	Trust	Equity
	(In thousands, except per share amounts)

Balance at October 31, 2008	$378	$230,316	$318,648	$(144)	$(1,370)	$547,828
Net income (loss)			(160,559)			(160,559)
Common dividends ($0.06 per share)			(2,260)			(2,260)
Stock-based compensation activity:
Stock-based compensation earned		1,403				1,403
Restricted stock awards	1	(1)				—
Separation from Quanex Corporation			15,508			15,508
Other	(1)	2		2		3

Balance at April 30, 2009	$378	$231,720	$171,337	$(142)	$(1,370)	$401,923

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
In accordance with the provisions of Statement of Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144) effective with the Separation on April 23, 2008, the results of operations and cash flows related to the vehicular products business and non-building products related corporate items are reported as discontinued operations for all periods presented. There were no assets or liabilities of discontinued operations as of April 30, 2009 or October 31, 2008. Unless otherwise noted, all disclosures in the notes accompanying the consolidated financial statements reflect only continuing operations.
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
In June 2008, the FASB ratified FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (FSP EITF 03-6-1), which addresses whether instruments granted in share-based payment awards are participating securities prior to vesting, and therefore, must be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, “Earnings per Share” (SFAS 128). FSP EITF 03-6-1 requires that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend-equivalents be treated as participating securities in calculating earnings per share. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 (November 1, 2009 for the Company), and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods. The Company is currently evaluating the impact of adopting FSP EITF 03-6-1 on its consolidated financial statements.
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
In April 2008, the FASB issued FSP No. SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP SFAS 142-3). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The intent of FSP SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R (revised 2007), “Business Combinations” (SFAS 141R) and other applicable accounting literature. FSP SFAS 142-3 is effective for financial statements issued for the fiscal years beginning after December 15, 2008 (November 1, 2009 for the Company) and must be applied prospectively to intangible assets acquired after the effective date. The Company’s adoption of FSP SFAS 142-3 could have a potential impact on its future results of operations or financial condition from intangibles acquired after November 1, 2009.
In December 2007, the FASB issued SFAS No. 141R “Business Combinations”. This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree, the goodwill acquired, contractual contingencies and any estimate or contingent consideration measured at their fair value at the acquisition date. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. In April 2009, the FASB issued FSP No. 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP SFAS 141R-1). This staff position amends SFAS 141R to address application issues around the recognition, measurement and disclosure of assets and liabilities arising from contingencies in a business combination. SFAS 141R and FSP SFAS 141R-1 apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (for acquisitions closed on or after November 1, 2009 for the Company). Early application is not permitted. While the Company has not yet evaluated SFAS 141R for the impact, if any, the statement will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions closed on or after November 1, 2009.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (SFAS 159). This standard provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 (as of November 1, 2008 for the Company). The Company adopted SFAS 159 effective November 1, 2008, and did not elect the fair value option for eligible instruments existing on that date. Therefore, the initial adoption of SFAS 159 did not have an impact on the Company’s results of operations or financial condition. The Company will assess the impact of electing the fair value option for any newly acquired eligible instruments. Electing the fair value option for such instruments could have a material impact on the Company’s future results of operations or financial condition.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. SFAS 157, as it relates to financial assets and financial liabilities, becomes effective for fiscal years beginning after November 15, 2007 (as of November 1, 2008 for the Company). The provisions of SFAS 157 are to be applied prospectively with limited exceptions. The adoption of the financial asset and financial liabilities portion of this Statement did not have an impact on the Company’s consolidated financial statements, since the Company already applies its basic concepts in measuring fair values. The standard describes three levels of inputs that may be used to measure fair value:
Level 1 — instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets.
Level 2 — instrument valuations are obtained from readily-available pricing sources for comparable instruments.
Level 3 — instrument valuations are obtained without observable market values and require a high level of judgment to determine the fair value.
The Company holds Treasury Money Market Fund investments that are classified as cash equivalents and are measured at fair value on a recurring basis, based on quoted prices in active markets for identical assets (Level 1). We had cash equivalent investments totaling approximately $82.6 million at April 30, 2009.
On February 12, 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until fiscal years beginning after November 15, 2008 (as of November 1, 2009 for the Company). The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements for the remainder of SFAS 157 regarding nonfinancial assets and nonfinancial liabilities.
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
In accordance with SFAS 144, effective with the closing of the Separation on April 23, 2008, the results of operations and cash flows related to the vehicular products business and non-building products related corporate items are reported as discontinued operations for all periods presented. There were no assets or liabilities of discontinued operations as of April 30, 2009 or October 31, 2008.
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
There were no assets or liabilities of discontinued operations as of April 30, 2009 or October 31, 2008. The results of discontinued operations for the three and six months ended April 30, 2009 and 2008 were as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2009	2008	2009	2008
	(In thousands)
Net sales	$—	$298,939	$—	$571,578

Transaction expenses and other related Separation costs, before tax	$—	$(15,231)	$—	$(18,972)

Income from discontinued operations before tax	$—	$5,797	$—	$18,745
Income tax expense	—	(3,815)	—	(13,070)

Income from discontinued operations, net of tax	$—	$1,982	$—	$5,675

Net sales and income from discontinued operations for the three and six months ended April 30, 2008 represent activity of the Company’s former vehicular products segment. The three and six months ended April 30, 2009 has no comparable activity as the Separation occurred in April 2008. The following describes certain items incurred prior to the Separation date and are reflected in the 2008 discontinued results in the table above:
•
Transaction expenses and other related Separation costs for the three months ended April 30, 2008 include $10.1 million of transaction costs (primarily investment banking fees, legal fees and accounting fees for the merger and discontinued operations’ portion of spin costs) and $4.9 million of expense related to the modification of Quanex Corporation stock based-compensation awards. The six-month figure reflects an additional $3.7 million of transaction related deal costs. See Note 11 for additional discussion of the modification of Quanex Corporation’s stock-based compensation awards in connection with the Separation.

•
With respect to inventories valued using the LIFO method, the vehicular products business (i.e. discontinued operations) recognized $15.3 million of LIFO expense during the three and six months ended April 30, 2008.

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

•
Discontinued operations’ effective tax rate for the six months ended April 30, 2008 was 69.7% as a result of the predominately nondeductible pretax loss on early extinguishment of the Debentures coupled with transaction costs which are largely nondeductible for tax purposes.

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
SFAS 142 provides for a two-step impairment test for goodwill. The first step of the impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill, to determine if a potential impairment exists. If the carrying amount of a reporting unit exceeds its fair value, the second step is performed to measure the amount of impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. For purposes of this analysis, estimates of fair value were based on a combination of the income approach, which estimates the fair value of the Company’s reporting units based on future discounted cash flows, and the market approach, which estimates the fair value of the Company’s reporting units on comparable market prices. As of January 31, 2009, the Company had not completed the goodwill impairment analysis, due to the complexities involved in determining the implied fair value of the goodwill of each reporting unit. However, based on the work performed at that time, the Company concluded that an impairment loss was probable and could be reasonably estimated. Accordingly, during the three months ended January 31, 2009, the Company recorded a $125.4 million non-cash goodwill impairment charge, representing the low end of the range of the estimated impairment loss.
The Company finalized its goodwill impairment analysis during the second quarter of fiscal 2009, at which time the Company recognized an additional non-cash goodwill impairment charge of $45.3 million bringing the total impairment charge to $170.7 million for the six months ended April 30, 2009. As a result, there is $25.2 million of goodwill remaining on the Company’s balance sheet as of April 30, 2009. Since this goodwill impairment charge is non-cash, it does not affect liquidity or the Consolidated Leverage Ratio and Consolidated Interest Coverage Ratio contained in the Company’s Credit Facility financial covenants.
The changes in the carrying amount of goodwill for the six months ended April 30, 2009 are as follows (in thousands):

	Engineered	Aluminum
	Building	Sheet Building
	Products	Products	Consolidated

Balance at October 31, 2008	$175,949	$20,389	$196,338
Impairment	(150,266)	(20,389)	(170,655)
Other	(494)	—	(494)

Balance at April 30, 2009	$25,189	$—	$25,189

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Acquired Intangible Assets
Intangible assets consist of the following (in thousands):

	As of April 30, 2009		As of October 31, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Customer relationships	$21,200	$4,701	$23,691	$6,588
Trademarks and trade names	33,150	7,013	37,930	7,089
Patents	11,560	5,328	17,328	4,996

Total	$65,910	$17,042	$78,949	$18,673

Intangible assets not subject to amortization:
Trade name	$—		$2,200
Based on a combination of factors, including additional declines in housing start projections and further deterioration of the overall market conditions in the building products industry, the Company determined that there were events and circumstances during the first quarter of 2009 that could indicate that its carrying amount of intangible assets may not be recoverable. Accordingly, intangible assets were tested for recoverability during the three months ended January 31, 2009. The carrying amount of an intangible asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the intangible asset. If the carrying amount is not recoverable, the impairment loss is measured as the amount by which the carrying amount of the intangible exceeds its fair value. An impairment loss of $11.9 million was recognized during the three months ended January 31, 2009 on certain Engineered Products’ trademarks, trade names and patents whose carrying amount was not recoverable and whose carrying amount exceeded fair value. Fair value was determined by the relief from royalty approach which is a variation of the income approach. The intangible asset impairment charge is included in Impairment of goodwill and intangible assets in the accompanying consolidated statements of income. Since this intangible impairment charge is non-cash, it does not affect liquidity or financial covenants. No impairment charges were recorded in 2008.
The aggregate amortization expense for the three and six month periods ended April 30, 2009 was $0.7 million and $1.7 million, respectively. The aggregate amortization expense for the three and six month periods ended April 30, 2008 was $1.7 million and $3.4 million, respectively. Estimated amortization expense for the next five years, based upon the amortization of pre-existing intangibles follows (in thousands):

Estimated
Fiscal Years Ending October 31,	Amortization
2009 (remaining six months)	$1,503
2010	$3,006
2011	$3,006
2012	$3,006
2013	$2,944

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Inventories
Inventories consist of the following:

	April 30,	October 31,
	2009	2008
	(In thousands)
Raw materials	$16,517	$30,221
Finished goods and work in process	17,606	30,732

	34,123	60,953
Supplies and other	2,795	2,895

Total	$36,918	$63,848

Fixed costs related to excess manufacturing capacity have been expensed in the period, and therefore, are not capitalized into inventory. The values of inventories in the consolidated balance sheets are based on the following accounting methods:

	April 30,	October 31,
	2009	2008
	(In thousands)
LIFO	$14,449	$32,947
FIFO	22,469	30,901

Total	$36,918	$63,848

An actual valuation of inventory under the last in, first out (LIFO) method can be made only at the end of each year based on the inventory costs and levels at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory costs and levels. Because these are subject to many factors beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation which could significantly differ from interim estimates. To estimate the effect of LIFO on interim periods, the Company performs a projection of the year-end LIFO reserve and considers expected year-end inventory pricing and expected inventory levels. Depending on this projection, the Company may record an interim allocation of the projected year-end LIFO calculation. The Company recorded $4.5 million of LIFO income during the six months ended April 30, 2009. No interim LIFO adjustment was recognized during the six months ended April 30, 2008. With respect to inventories valued using LIFO, replacement cost exceeded the LIFO value by approximately $9.5 million and $14.0 million as of April 30, 2009 and October 31, 2008, respectively.
6. Earnings Per Share
The computation of diluted earnings per share excludes outstanding options and other common stock equivalents in periods where inclusion of such potential common stock instruments would be anti-dilutive in the periods presented. When income from continuing operations is a loss, all potential dilutive instruments are excluded from the computation of diluted earnings per share as they would be anti-dilutive. Accordingly, for the three and six months ended April 30, 2009, 0.1 million, of common stock equivalents were excluded from the computation of diluted earnings per share. As of April 30, 2009, the Company had 0.9 million of stock options that are potentially dilutive in future earnings per share calculations; such dilution will be dependent on the excess of the market price of the Company’s stock over the exercise price and other components of the treasury stock method.
For the three and six months ended April 30, 2008, 2.7 million and 2.9 million, respectively, of common stock equivalents were excluded from the computation of diluted earnings per share, of which 2.2 million and 2.4 million, respectively, related to the Company’s former 2.50% Convertible Senior Debentures (the Debentures). The Debentures are reported in discontinued operations for historical periods as a result of the Separation. In 2005, the Company irrevocably elected to settle the principal amount of its former Debentures in cash when they became convertible and were surrendered by the holders thereof. The Company retained its option to satisfy any excess conversion obligation (stock price in excess of conversion price) with shares, cash or a combination of shares and cash. As a result of the Company’s election, if dilutive, diluted earnings per share up through the Separation include the amount of shares it would have taken to satisfy the excess conversion obligation, assuming that all of the Debentures outstanding during the period were surrendered. For calculation purposes, the average closing price of the Company’s common stock for each of the periods presented is used as the basis for determining dilution. Although the Debentures are reported in discontinued operations for historical periods, they had a dilutive impact for year-to-date earnings per share for the third and fourth quarters of 2008. There was no dilutive impact for the first or second quarter of 2008 as income from continuing operations was a loss for those respective periods, and there was no dilutive impact for the third and fourth quarter-to-date earnings per share as these periods were entirely post Separation.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Comprehensive Income
Comprehensive income comprises net income and all other non-owner changes in equity, including foreign currency translation, pension related adjustments and realized and unrealized gains and losses on derivatives, if any. Comprehensive income for the three and six months ended April 30, 2009 and 2008 was as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2009	2008	2009	2008
	(In thousands)
Comprehensive income (loss):
Net income (loss)	$(40,146)	$(5,333)	$(160,559)	$(2,249)
Pension related	2	—	—	—
Foreign currency translation adjustment	23	(6)	2	(107)

Total comprehensive income (loss), net of taxes	$(40,121)	$(5,339)	$(160,557)	$(2,356)

8. Long-term Debt
Long-term debt consists of the following:

	April 30,	October 31,
	2009	2008
	(In thousands)
Revolving Credit Facility	$—	$—
City of Richmond, Kentucky Industrial Building Revenue Bonds	1,100	1,250
Scott County, Iowa Industrial Waste Recycling Revenue Bonds	1,200	1,200
Capital lease obligations and other	166	101

Total debt	$2,466	$2,551
Less maturities due within one year included in current liabilities	323	363

Long-term debt	$2,143	$2,188

Approximately 93% and 96% of the total debt had a variable interest rate at April 30, 2009 and October 31, 2008, respectively. See Interest Rate Risk section in Item 3, “Quantitative and Qualitative Disclosures About Market Risk” of this Form 10-Q for additional discussion.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Under the Credit Facility, the Company is obligated to comply with certain financial covenants requiring the Company to maintain a Consolidated Leverage Ratio of no more than 3.25 to 1 and a Consolidated Interest Coverage Ratio of no less than 3.00 to 1. As defined by the Credit Facility’s indenture, the Consolidated Leverage Ratio is the ratio of consolidated indebtedness as of such date to consolidated EBITDA for the previous four fiscal quarters, and the Interest Coverage Ratio is the ratio of consolidated EBITDA to consolidated interest expense, in each case for the previous four consecutive fiscal quarters. EBITDA is defined by the indenture to include proforma EBITDA of acquisitions and to exclude certain items like non-cash charges. Additionally, the Credit Facility contains certain limitations on additional indebtedness, asset or equity sales, and acquisitions. Dividends and other distributions are permitted so long as after giving effect to such dividend or stock repurchase, there is no event of default.
As of April 30, 2009, the Company had no borrowings under the Credit Facility, and the Company was in compliance with all Credit Facility financial covenants. The availability under the Credit Facility is a function of both the facility amount utilized and meeting covenant requirements. Although there were no borrowings on the Credit Facility and there was only $5.8 million of outstanding letters of credit under the Credit Facility, the aggregate availability under the Credit Facility was limited by the Consolidated Leverage Ratio resulting in an availability of $129.7 million at April 30, 2009.
9. Pension Plans and Other Postretirement Benefits
Defined Benefit Plan
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
The components of net pension cost are as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2009	2008	2009	2008
	(In thousands)
Pension Benefits:
Service cost	$489	$1,105	$1,408	$2,293
Interest cost	177	575	282	1,193
Expected return on plan assets	(140)	(747)	(204)	(1,550)
Amortization of unrecognized prior service cost	—	—	—	—
Amortization of unrecognized net loss	—	—	—	—

Net periodic pension cost	$526	$933	$1,486	$1,936

The decrease in net pension cost for the three and six months ended April 30, 2009 compared to the same periods in 2008 is primarily attributable to an increase in the discount rate which effectively decreases pension costs and a decrease in participants from reducing headcount. During the six months ended April 30, 2009, the Company made no contributions to its defined benefit plan. The Company estimates that it will contribute $5.8 million to its pension plan during the remainder of fiscal 2009.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Defined Contribution Plans
The Company has defined contribution plans to which both employees and the Company make contributions. Effective April 1, 2009, the Company suspended its matching contributions to the Quanex Building Products Salaried and Non-Union Employee 401(k) Plan as part of its emphasis to reduce controllable spending.
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
LIFO inventory adjustments along with corporate office charges and intersegment eliminations are reported as Corporate, Intersegment Eliminations and Other. The Company accounts for intersegment sales and transfers as though the sales or transfers were to third parties, that is, at current market prices. Corporate assets primarily include cash and equivalents partially offset by the Company’s consolidated LIFO inventory reserve. Following is selected segment information:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2009	2008	2009	2008
	(In thousands)
Net Sales:
Engineered Products	$65,249	$92,494	$130,067	$179,770
Aluminum Sheet Products	50,356	118,281	101,164	210,348
Intersegment Eliminations	(2,399)	(3,437)	(5,137)	(7,868)

Consolidated	$113,206	$207,338	$226,094	$382,250

Operating Income (Loss):
Engineered Products	$(46,135)	$5,296	$(167,750)	$7,190
Aluminum Sheet Products	(11,558)	9,982	(39,762)	15,585
Corporate & Other[1]	474	(31,500)	(5,268)	(40,164)

Consolidated	$(57,219)	$(16,222)	$(212,780)	$(17,389)

[1]
Corporate & Other includes transaction-related expenditures of $25.7 million and $26.4 million during the three and six months ended April 30, 2008, respectively, compared to $0.1 million during the six months ended April 30, 2009. There were no transaction-related expenditures during the three months ended April 30, 2009. For the three months ended April 30, 2008, transaction-related expenditures were comprised of $1.9 million for the Company’s share of spin-off transaction costs, $22.8 million non-cash expense related to the modification of stock-based compensation awards and $1.0 million related to the acceleration of executive incentive and other benefits. The six months ended April 30, 2008 reflects an additional $0.7 million of spin-off transaction costs from the first quarter of 2008. For additional discussion of the stock-based compensation modification impact, see also Note 11.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	April 30,	October 31,
	2009	2008
	(In thousands)
Identifiable Assets:
Engineered Products	$273,150	$440,172
Aluminum Sheet Products	120,891	197,436
Corporate, Intersegment Eliminations & Other	91,188	43,239

Consolidated	$485,229	$680,847

11. Stock-Based Compensation
Effective with the Separation on April 23, 2008, the Company established the Quanex Building Products Corporation 2008 Omnibus Incentive Plan (the 2008 Plan). The 2008 Plan provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units (RSUs), performance stock awards, performance unit awards, annual incentive awards, other stock-based awards and cash-based awards. The 2008 Plan is administered by the Compensation and Management Development Committee of the Board of Directors and allows for immediate, graded or cliff vesting options, but options must be exercised no later than ten years from the date of grant. The aggregate number of shares of common stock authorized for grant under the 2008 Plan is 2,900,000. Any officer, key employee and / or non-employee director of the Company or any of its affiliates is eligible for awards under the 2008 Plan. The initial awards granted under the 2008 Plan were on April 23, 2008; service is the vesting condition. All Quanex Corporation unvested stock options and restricted shares vested as set forth in the Separation related agreements prior to the completion of the Separation on April 23, 2008, and all such Quanex Corporation stock-based compensation awards were settled effective with the Separation.
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
The Company’s stock-based compensation expense prior to the Separation on April 23, 2008 was driven by stock awards issued by the Company’s predecessor, Quanex Corporation. The Company’s stock-based compensation expense following the Separation is related to the Company’s stock awards only. In all instances the stock-based compensation recorded in Selling, general and administrative expense included in continuing operations relates to employees or former employees of the Company’s building products operating divisions, corporate employees as of the Separation of the Company and current non-employee directors of the Company. Stock-based compensation expense related to the Company’s former vehicular products business, former corporate employees and former directors is reflected in discontinued operations for all periods presented. Stock-based compensation for the three and six months ended April 30, 2009 and 2008 for the Company’s continuing operations was as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2009	2008	2009	2008
	(In thousands)
Modification — stock options	$—	$21,696	$—	$21,696
Modification — restricted stock	—	1,061	—	1,061

Modification — expense associated with the Separation	—	22,757	—	22,757
Stock option expense	313	1,202	782	1,783
Restricted stock amortization	260	112	621	316
Restricted stock units	32	12	20	80

Stock-based compensation expense	$605	$24,083	$1,423	$24,936

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The table above reflects $22.8 million of expense in April 2008 related to the modification of stock-based compensation awards associated with the Separation. The Separation constituted a change in control for purposes of the Quanex Corporation’s outstanding stock option awards and restricted stock awards. Accordingly, all unvested stock options and restricted shares vested as set forth in the Separation related agreements prior to completion of the Separation on April 23, 2008. Additionally, pursuant to the Separation related agreements, all outstanding stock options were cash settled by Gerdau following the Separation. A change such as this in the terms and conditions of the stock-based awards constitutes a modification of the award. As a result, the Company incurred compensation cost from the incremental increase in fair value of the award upon modification just prior to the Separation over the award’s original grant date fair value. Even though all stock option awards were cash settled by Gerdau following the Separation, the Company recorded $21.7 million of non-cash stock option expense in continuing operations as the expense was associated with awards held by building products employees and active corporate employees and directors. In connection with the Separation, 1.3 million stock options and 41 thousand restricted stock awards were modified.
The Company has not capitalized any stock-based compensation cost as part of inventory or fixed assets during the six months ended April 30, 2009 and 2008. Cash received from option exercises and tax benefits from stock option exercises and lapses on restricted stock prior to the Separation is reflected in discontinued operations’ cash flows from financing activities. Future cash proceeds from stock option exercises and the related tax benefits would be a component of financing cash flows from continuing operations; however, since the Separation on April 23, 2008, there have not been any stock option exercises or lapses on restricted stock.
Restricted Stock Awards
Under the 2008 Plan, common stock may be awarded to key employees, officers and non-employee directors. The recipient is entitled to all of the rights of a shareholder, except that during the forfeiture period the shares are nontransferable. The awards vest over a specified time period, but typically either immediately vest or cliff vest over a three-year period with service as the vesting condition. Upon issuance of stock under the plan, fair value is measured by the grant-date price of the Company’s shares. This fair value is then expensed over the restricted period with a corresponding increase to additional paid-in-capital. A summary of non-vested restricted stock award changes during the six months ended April 30, 2009 follows:

		Weighted-
		Average Grant-
		Date Fair Value
	Shares	Per Share

Non-vested at October 31, 2008	324,923	$15.18
Granted	124,890	7.82
Forfeited	(129,431)	14.82

Non-vested at April 30, 2009	320,382	$12.46

The weighted-average grant-date fair value of restricted stock granted during the six months ended April 30, 2009 and 2008 was $7.82 and $15.02, respectively. There were no restricted stock shares that vested during the six months ended April 30, 2009. The total fair value of restricted stock vested in 2008 prior to the Separation and in connection with the Separation was $2.3 million and $2.2 million, respectively. Total unrecognized compensation cost related to unamortized restricted stock awards was $2.8 million as of April 30, 2009. That cost is expected to be recognized over a weighted-average period of 2.2 years.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Stock Options
As described in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2008, the Company uses the Black-Scholes-Merton option-pricing model to estimate the fair value of its stock options. The 2008 valuation assumptions pertain to grants made by the Quanex Building Products Corporation subsequent to the Separation on April 23, 2008. The fair value of each option was estimated on the date of grant. The following is a summary of valuation assumptions and resulting grant-date fair values for grants during the following periods.

	Grants during
	Six Months Ended April 30,
	2009	2008

Weighted-average expected volatility	47.0%	39.0%
Expected term (in years)	4.9-5.1	4.9-5.1
Risk-free interest rate	1.6-1.7%	3.0%
Expected dividend yield over expected term	1.0%	1.0%
Weighted-average grant-date fair value per share	$3.03	$5.28
The decrease in the weighted average grant-date fair value is primarily related to the Company’s stock price; the weighted-average market price on the date of grant was $7.82 in 2009 compared to the post-Separation price of $15.02 in 2008.
Below is a table summarizing the stock option shares activity for the 2008 Plan since October 31, 2008:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
		Price	Contractual	Value
	Shares	Per Share	Term (in years)	(000s)

Outstanding at October 31, 2008	1,214,839	$14.88
Granted	508,175	7.82
Forfeited	(343,452)	14.74

Outstanding at April 30, 2009	1,379,562	12.32	9.0	$1,261

Vested or expected to vest at April 30, 2009	1,299,559	12.31	9.0	$1,191

Exercisable at April 30, 2009	320,343	$14.07	7.9	$57

The total intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the six months ended April 30, 2008 was $4.0 million and includes options awarded prior to the Separation to former vehicular products employees and corporate retirees whose expense is reported in discontinued operations. No stock options were exercised during the six months ended April 30, 2009.
A summary of the non-vested stock option shares during the six months ended April 30, 2009 is presented below:

		Weighted-
		Average Grant-
		Date Fair Value
	Shares	Per Share

Non-vested at October 31, 2008	1,112,734	$5.34
Granted	508,175	3.03
Forfeited	(343,452)	5.16
Vested	(218,238)	5.30

Non-vested at April 30, 2009	1,059,219	$4.30

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The total fair value of shares vested during the six months ended April 30, 2009 was $1.2 million. The total fair value of shares vested from November 1, 2007 to the Separation was $3.4 million, while the total fair value of shares vested in connection with the Separation (reflecting the modification) was $14.8 million. The total fair value of shares vested following the Separation through April 30, 2008 was $0.3 million. Total unrecognized compensation cost related to stock options granted under the 2008 Plan was $3.6 million as of April 30, 2009. That cost is expected to be recognized over a weighted-average period of 2.2 years.
12. Income Taxes
The provision for income taxes is determined by applying an estimated annual effective income tax rate to income from continuing operations before income taxes. The rate is based on the most recent annualized forecast of pretax income, permanent book versus tax differences and tax credits. The Company’s estimated annual effective tax rate benefit for the six months ended April 30, 2009 is 24.5% compared to the estimated annual effective tax rate benefit of 39.4% for the six months ended April 30, 2008. This reduction in the tax rate benefit is primarily related to the nondeductible portion of the goodwill impairment charge in the current year. For additional information on the goodwill impairment charge, see Note 4.
Prepaid and other current assets on the consolidated balance sheet includes an income tax receivable of $2.1 million and $1.8 million as of April 30, 2009 and October 31, 2008, respectively,
The nature of the Separation described in Notes 1 and 3 created a non-current deferred income tax asset. The non-current deferred income tax asset amount reflected on the balance sheet as of April 30, 2009 of $58.0 million includes a net non-current deferred income tax asset of $57.2 million, the current year’s estimated net operating loss (NOL) benefit of $17.4 million and a non-current liability for unrecognized tax benefit of $16.6 million. Management determined it was appropriate to establish this liability for unrecognized tax benefit associated with the Separation. A valuation allowance of $0.3 million for taxes related to losses from the Company’s foreign start-up operation is included in the NOL benefit.
Non-current unrecognized tax benefits not associated with the Separation of $0.5 million as of April 30, 2009 are related to state tax items regarding the interpretations of tax laws and regulations and are recorded in Other liabilities on the Consolidated Balance Sheet.
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
The unrecognized tax benefits at April 30, 2009 of $17.0 million (including $0.1 million for which the disallowance of such items would not affect the annual effective tax rate) primarily relates to the Separation.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Total environmental reserves and corresponding recoveries for Quanex’s current plants were as follows:

	April 30,	October 31,
	2009	2008
	(In thousands)

Current	$1,820	$1,800
Non-current	1,887	2,485

Total environmental reserves	3,707	4,285

Receivable for recovery of remediation costs	$4,034	$4,671

Approximately $0.6 million of the April 30, 2009 reserve represents administrative costs; the balance represents estimated costs for investigation, studies, cleanup, and treatment. The reserve has not been discounted. As discussed below, an associated $4.0 million and $4.7 million undiscounted recovery from indemnitors of remediation costs at one plant site is recorded as of April 30, 2009 and October 31, 2008, respectively. The change in the environmental reserve during the first six months of fiscal 2009 primarily consisted of cash payments for remediation costs.
The Company’s Nichols Aluminum-Alabama, LLC (NAA) subsidiary operates a plant in Decatur, Alabama that is subject to an Alabama Hazardous Wastes Management and Minimization Act Post-Closure Permit. Among other things, the permit requires NAA to remediate, as directed by the state, historical environmental releases of wastes and waste constituents. Consistent with the permit, NAA has undertaken various studies of site conditions and, during the first quarter 2006, started a phased program to treat in-place free product petroleum that had been released underneath the plant. Based on its studies to date, which remain ongoing, the Company’s remediation reserve at NAA’s Decatur plant is $3.7 million. NAA was acquired through a stock purchase in which the sellers agreed to indemnify Quanex and NAA for identified environmental matters related to the business and based on conditions initially created or events initially occurring prior to the acquisition. Environmental conditions are presumed to relate to the period prior to the acquisition unless proved to relate to releases occurring entirely after closing. The limit on indemnification is $21.5 million excluding legal fees. In accordance with the indemnification, the indemnitors paid the first $1.5 million of response costs and have been paying 90% of ongoing costs. Based on its experience to date, its estimated cleanup costs going forward, and costs incurred to date as of April 30, 2009, the Company expects to recover from the sellers’ shareholders an additional $4.0 million. Of that, $3.3 million is recorded in Other assets, and the balance is reflected in Accounts Receivable.

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
General
The discussion and analysis of Quanex Building Products Corporation and its subsidiaries’ financial condition and results of operations should be read in conjunction with the April 30, 2009 Consolidated Financial Statements of the Company and the accompanying notes and in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2008. References made to the “Company” or “Quanex” include Quanex Building Products Corporation and its subsidiaries and Quanex Corporation (Predecessor to Quanex Building Products Corporation) unless the context indicates otherwise.
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
In accordance with the provisions of the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), effective with the closing of the Separation on April 23, 2008, the results of operations and cash flows related to the Company’s vehicular products and non-building products related corporate items are reported as discontinued operations for all periods presented. There were no assets or liabilities of discontinued operations as of April 30, 2009 or October 31, 2008. Unless otherwise noted, all discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect only continuing operations.

Consolidated Results of Operations
Summary Information

	Three Months Ended April 30,				Six Months Ended April 30,
	2009	2008	Change	%	2009	2008	Change	%
	(Dollars in millions)

Net sales	$113.2	$207.3	$(94.1)	(45.4)%	$226.1	$382.3	$(156.2)	(40.9)%
Cost of sales[1]	104.4	170.8	(66.4)	(38.9)	211.1	317.9	(106.8)	(33.6)
Selling, general and administrative	12.8	43.6	(30.8)	(70.6)	28.6	63.7	(35.1)	(55.1)
Impairment of goodwill and intangibles	45.3	—	45.3	100.0	182.6	—	182.6	100.0
Depreciation and amortization	7.9	9.1	(1.2)	(13.2)	16.6	18.1	(1.5)	(8.3)

Operating income	(57.2)	(16.2)	(41.0)	(253.1)	(212.8)	(17.4)	(195.4)	(1,123.0)

Operating income margin	(50.5)%	(7.8)%	(42.7)%		(94.1)%	(4.6)%	(89.5)%
Interest expense	(0.1)	(0.1)	—	—	(0.2)	(0.2)	—	—
Other, net	0.2	4.2	(4.0)	(95.2)	0.3	4.5	(4.2)	(93.3)
Income tax expense	17.0	4.8	12.2	254.2	52.2	5.2	47.0	903.8

Income (Loss) from continuing operations	$(40.1)	$(7.3)	$(32.8)	**	$(160.5)	$(7.9)	$(152.6)	**

Overview
The condition of the Company’s end markets, which are primarily residential housing starts and remodeling activity, remain poor. Quanex continued to find itself in a difficult housing market coupled with world-wide demand for aluminum continuing to fall in the second quarter, pushing aluminum prices to an inflation adjusted record low of $0.57 per pound. The United States housing market deteriorated nearly 50% in fiscal 2009 compared to the second fiscal quarter and first half of fiscal 2008, while remodeling activity was estimated to be down approximately 10% to 15%. Housing permits, housing starts and consumer confidence continue to be at low levels, while housing inventories of both new and existing homes remain at high levels. As a result of the depressed end markets, net sales were down 45% for the quarter and 41% for the first half of fiscal 2009 compared to the same periods of 2008. On a more positive note, the Company’s net sales steadily improved each month during the second fiscal quarter of 2009. The Company expects to see a seasonal improvement in demand in the second half of the year. The seasonal improvement aside, it is uncertain as to how long overall annual housing starts will remain at these extremely low annual levels.
In response to the ongoing drop in demand, management remains focused on controlling costs and continues to reduce fixed and semi-variable expenses, which included taking out additional manpower, both hourly and salary. Total headcount was reduced by 21% from October 31, 2008 through April 30, 2009. The Company expects to continue to right-size both its business and inventories accordingly to maximize cash generation.
For the six months ended April 30, 2009, the Company recorded a $182.6 million non-cash impairment charge, of which $170.7 million relates to goodwill and $11.9 million relates to other acquired intangibles. While the portion related to other acquired intangibles was recognized entirely during the first quarter of fiscal 2009, the goodwill portion was estimated in the first quarter and finalized during the second fiscal quarter of 2009. During the first fiscal quarter of 2009, based on a combination of factors, including additional declines in housing start projections, falling aluminum prices, further deterioration of the overall market conditions in the building products industry, downward revision of earnings guidance, and the continued gap between the Company’s market value of equity and book value of equity, the Company concluded that there were sufficient indicators to require it to perform an interim goodwill impairment analysis. As of the January 31, 2009 filing, the Company had not completed the goodwill impairment analysis, due to the complexities involved in determining the implied fair value of goodwill. However, based on the work performed at that time, the Company concluded that an impairment loss was probable and could be reasonably estimated. Accordingly, during the three months ended January 31, 2009, the Company recorded a $125.4 million non-cash goodwill impairment charge, representing the low end of the range of the estimated impairment loss. The Company finalized its goodwill impairment analysis during the second quarter of fiscal 2009, at which time the Company recorded a true-up to its first quarter estimate of $45.3 million in additional non-cash goodwill impairment charge. After recognizing a total goodwill impairment charge of $170.7 million for the six months ended April 30, 2009, $25.2 million of goodwill remains on the Company’s balance sheet as of April 30, 2009. For additional details regarding this impairment charge, see Note 4, “Goodwill and Acquired Intangible Assets,” in the Notes to Unaudited Consolidated Financial Statements in this Form 10-Q.

[1]	Exclusive of items shown separately below.

**	Percentage change not meaningful due to impairment of goodwill and intangible assets.

Business Segments
Quanex has two reportable segments: Engineered Products and Aluminum Sheet Products. The Engineered Products segment produces finished products and components serving the window and door industry, while the Aluminum Sheet Products segment produces mill finished and coated aluminum sheet serving the broader building products markets and secondary markets such as recreational vehicles and capital equipment. The main market drivers of both segments are U.S. residential housing starts and remodeling expenditures.
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
Three and Six Months Ended April 30, 2009 Compared to Three and Six Months Ended April 30, 2008
Engineered Products

	Three Months Ended April 30				Six Months Ended April 30
	2009	2008	Change	%	2009	2008	Change	%
	(Dollars in millions)

Net sales	$65.3	$92.5	$(27.2)	(29.4)%	$130.1	$179.8	$(49.7)	(27.6)%
Cost of sales[1]	52.6	70.2	(17.6)	(25.1)	107.8	139.5	(31.7)	(22.7)
Selling, general and administrative	7.7	10.2	(2.5)	(24.5)	16.0	19.6	(3.6)	(18.4)
Impairment of goodwill and intangibles	45.3	—	45.3	100.0	162.2	—	162.2	100.0
Depreciation and amortization	5.8	6.8	(1.0)	(14.7)	11.8	13.5	(1.7)	(12.6)

Operating income	$(46.1)	$5.3	$(51.4)	**	$(167.7)	$7.2	$(174.9)	**

Customer demand through the quarter improved each month yet remains depressed under any scale of comparison. The U.S. housing market deteriorated nearly 50% in the second quarter and first half of fiscal 2009 compared to the same periods of 2008, while residential remodeling activity was estimated to be down approximately 10% to 15% over prior year. Net sales at Engineered Products were down 29% and 28%, respectively, for the three and six months ended April 30, 2009. The decrease in net sales at the Engineered Products segment is primarily due to reduced volumes attributable to the continued low levels of housing starts and lower expenditures for remodeling and repair of the housing stock. Partially offsetting this was the nominal growth of new programs and the benefit of targeted price increases. While demand improved throughout the second quarter of fiscal 2009 due to the seasonal nature of the building products’ markets, new home inventories remain at high levels and there is no certainty as to when annual housing starts will begin to improve.

[1]	Exclusive of items shown separately below.

**	Percentage change not meaningful due to impairment of goodwill and intangible assets.

Contribution margins (net sales less cost of sales) decreased at Engineered Products for the three and six months ended April 30, 2009 compared to the prior year primarily as the result of reduced volumes from the depressed building products market. With reduced demand, the Company has been and continues to right-size the business by reducing variable and fixed costs. This includes reduction in headcount as well as certain material cost reductions and initiatives to shorten work weeks, reduce shifts and other production cutbacks. Even with these initiatives, margins are negatively impacted by the magnitude of reduced demand as yields and efficiencies in the manufacturing process decline, resulting in higher variable production costs per unit. That said, contribution margin as a percent of net sales increased from the first quarter of 2009 to the second fiscal quarter of 2009 compared as a result of the Company’s efforts to manage costs.
The segment reduced its Selling, general and administrative costs by $2.5 million during the second quarter of 2009 and by $3.6 million during the first half of fiscal 2009 compared to the same 2008 periods. This was achieved through various means including reduced headcount, less outside contract services, a further emphasis on cost control for various programs and reduction in variable pay incentives corresponding to lower levels of earnings. During the first quarter of 2009, the Company completed the consolidation of two fenestration component facilities into a single facility in order to help reduce operating costs and increase operating efficiencies. The Company continues to look at opportunities for additional plant consolidations where they make sense and where they will not negatively impact the Company’s ability to meet its customers’ stringent delivery and service requirements. The Company anticipates right-sizing efforts to be a focus during the remainder of 2009. The $162.2 million non-cash impairment charge reflected above represents $11.9 million of impairment on acquired intangible assets and $150.3 million of impairment charge on goodwill. For additional information on the impairment charges see Note 4, “Goodwill and Acquired Intangible Assets,” in the Notes to Unaudited Consolidated Financial Statements in this Form 10-Q. Depreciation and amortization has declined in 2009 compared to 2008 due to the aforementioned intangible asset impairment (other than goodwill) in the first fiscal quarter of 2009.
In early May 2009, a tornado struck and damaged the Company’s facility in Richmond, Kentucky. The Company believes that its net overall loss from this event is minimal due to the Company’s insurance coverage. However, the Company’s expenditures and insurance reimbursements could occur in different quarters which could result in variations across future reporting periods.
Aluminum Sheet Products

	Three Months Ended April 30,				Six Months Ended April 30,
	2009	2008	Change	%	2009	2008	Change	%
	(In millions)

Net sales	$50.3	$118.3	$(68.0)	(57.5)%	$101.1	$210.4	$(109.3)	(51.9)%
Cost of sales[1]	58.6	104.0	(45.4)	(43.7)	112.6	186.2	(73.6)	(39.5)
Selling, general and administrative	1.2	2.0	(0.8)	(40.0)	3.2	4.1	(0.9)	(22.0)
Impairment of goodwill and intangibles	—	—	—	—	20.4	—	20.4	100.0
Depreciation and amortization	2.1	2.3	(0.2)	(8.7)	4.7	4.5	0.2	4.4

Operating income	$(11.6)	$10.0	$(21.6)	(216.0)	$(39.8)	$15.6	$(55.4)	**

Shipped pounds	43.6	71.7	(28.1)	(39.2)%	79.6	130.3	(50.7)	(38.9)%
The primary market drivers for the Aluminum Sheet Products segment are North American housing starts and residential remodeling activity, which together represent approximately 65% of the segment’s sales. As discussed above, the U.S. housing market declined by 50% in the second quarter and 49% for the first half of the fiscal year and remodeling activity is estimated to be down by approximately 10 % to 15%.

[1]	Exclusive of items shown separately below.

**	Percentage change not meaningful due to impairment of goodwill and intangible assets.

The decrease in net sales at the Aluminum Sheet Products segment for the second quarter and first half of fiscal 2009 was the result of a 39% decline in shipped pounds during the quarter and the year compared to the same periods of 2008 due to the depressed primary and secondary markets. Shipped pounds during the second quarter of 2009 were up approximately 21% from the first quarter 2009 levels; although shipped pounds were significantly below prior year periods, shipments did steadily improve each month of the second quarter and the backlog noticeably improved at the end of the quarter. The Company believes that the low levels of aluminum shipments were in line with industry demand. Additionally, the average selling price during the second quarter and first half of fiscal 2009 was approximately 30% and 21%, respectively, below the same periods last year primarily due to lower aluminum prices. The London Metals Exchange (LME) aluminum price fell dramatically during the first quarter of 2009, down approximately 32% to an inflation adjusted record low price of $0.63 per pound. LME aluminum prices continued to fall in the second quarter of 2009 to a new inflation-adjusted low of $0.57 per pound before climbing back to $0.65 per pound by the end of the quarter.
Contribution margin (net sales less cost of sales) decreased at the Aluminum Sheet Products segment for the three and six months ended April 30, 2009 compared to prior year as a result of reduced spreads (sales price less material costs) and volumes. The historically low prices, combined with relatively high cost aluminum scrap that remained on the books continued to negatively impact the segment’s spread, which was down 51% and 33% from the second quarter 2008 and first quarter 2009, respectively. Spreads were down by 40% during the first half of fiscal 2009 compared to the first half of fiscal 2008. With the decline in demand and pressure on spread, the Company continues to pursue ways to make meaningful financial improvements. Along with additional headcount reductions, other actions taken during fiscal 2009 include idling rolling capacity, significantly scaling back paint line operations and reducing operations at the mini-mill to operate with fewer shifts of employees. Even with these initiatives, margins were negatively impacted by the magnitude of reduced demand as yields and efficiencies in the manufacturing process decline, resulting in higher variable production costs per unit.
The segment reduced its Selling, general and administrative costs by $0.8 million during the second quarter of 2009 and by $0.9 million during the first half of fiscal 2009 compared to the same 2008 periods. This was achieved through various means including reduced staffing and reduction in variable pay incentives corresponding to lower levels of earnings. The $20.4 million non-cash impairment charge reflected in the six months ended April 30, 2009 results represents the write-off of all of the segment’s goodwill. For additional information on the goodwill impairment charge see Note 4, “Goodwill and Acquired Intangible Assets,” in the Notes to Unaudited Consolidated Financial Statements in this Form 10-Q.
Corporate and Other

	Three Months Ended April 30,				Six Months Ended April 30,
	2009	2008	Change	%	2009	2008	Change	%
	(Dollars in millions)

Net sales	$(2.4)	$(3.5)	$1.1	(31.4)%	$(5.1)	$(7.9)	$2.8	(35.4)%
Cost of sales[1]	(6.8)	(3.4)	(3.4)	100.0	(9.3)	(7.8)	(1.5)	19.2
Selling, general and administrative	3.9	31.4	(27.5)	(87.6)	9.4	40.0	(30.6)	(76.5)
Depreciation and amortization	—	—	—	—	0.1	0.1	—	—

Operating income	$0.5	$(31.5)	$32.0	(101.6)%	$(5.3)	$(40.2)	$34.9	(86.8)%

Corporate and other, which are not in the segments mentioned above, include inter-segment eliminations, the consolidated LIFO inventory adjustments (calculated on a combined pool basis), if any, corporate office expenses, and Quanex Building Products Corporation’s portion of transaction-related costs. Net sales amounts represent inter-segment eliminations between the Engineered Products segment and the Aluminum Sheet Products segment with an equal and offsetting elimination in Cost of sales. Included in Cost of sales for the three and six months ended April 30, 2009 was $4.5 million of LIFO income related to the estimated year-end LIFO inventory adjustment. There was no LIFO adjustment during the comparative 2008 periods. LIFO related expense/income is derived from management’s estimate of year-end inventory volume and pricing. Management is currently estimating that aluminum scrap values held by the Company will be lower at October 31, 2009 compared to October 31, 2008. Accordingly, 50% of the projected 2009 year-end LIFO adjustment was recorded during the quarter ended April 30, 2009. Management updates this estimate each quarter in an effort to determine what amount, if any, should be recorded in the period. The actual adjustment is trued-up in the fourth quarter once the year-end volume levels and pricing are known.

[1]	Exclusive of items shown separately below.

Selling, general and administrative costs were lower during the three and six months ended April 30, 2009 compared to the same 2008 periods as a direct result of $25.7 million and $26.3 million, respectively, of transaction related expenses in 2008. Following is the breakdown of transaction-related expenses that contributed to the decreased Selling, general and administrative costs:

	Three Months Ended April 30,		Six Months Ended April 30,
	2009	2008	2009	2008
	(Dollars in millions)

Quanex Building Product’s share of spin-off transaction costs	$—	$1.9	$0.1	$2.6
Stock-based compensation expense — modification impact	—	22.8	—	22.8
Acceleration of executive incentives and other benefits	—	1.0	—	1.0

Total transaction related expense	$—	$25.7	$0.1	$26.4

In addition to transaction costs, Selling, general, and administrative costs for the three and six months ended April 30, 2009, declined due to lower variable pay incentive costs corresponding to the Company’s lower earnings and due to lower stock-based compensation charges associated with the Company post-Separation in April 2008. Furthermore, for the six months ended April 30, 2009, mark-to-market expense associated with the deferred compensation plan declined by $1.5 million year over year. Although the six months ended April 30, 2009 reflected mark-to-market expense from the increase in the Company’s stock price as well as the market value of other investments held by the deferred compensation plan during the 2009 period, mark-to-market expense was much more significant in the corresponding 2008 period due to the increase in the Company’s stock price from November 1, 2007 to April 23, 2008 (the period immediately preceding the Separation).
Other items
Other, net typically includes interest income earned on the Company’s cash and equivalents and changes associated with the cash surrender value of life insurance. Other income declined for the three and six months ended April 30, 2009 compared to the respective 2008 periods primarily due to the 2008 positive impact of the Separation on the Company’s rabbi trust; at Separation in April 2008, the Company’s rabbi trust earned $4.0 million related to merger proceeds to be received from Quanex Corporation shares held by the rabbi trust immediately proceeding the Separation.
The Company’s estimated annual effective tax rate benefit for the three and six months ended April 30, 2009 is 29.8% and 24.5%, respectively, compared to the estimated annual effective tax rate benefit of 39.4% for the three and six months ended April 30, 2008. This reduction in the tax rate benefit is primarily related to the nondeductible portion of the goodwill impairment charge in the current fiscal year. For further discussion of the goodwill impairment charge see Note 4, “Goodwill and Acquired Intangible Assets,” in Notes to Unaudited Consolidated Financial Statements in this Form 10-Q.
Outlook
Rising unemployment, difficult lending practices, high home inventories and troubling foreclosure rates have resulted in a difficult market environment for the Company. The Company responded to these challenges and made significant reductions in its workforce, consolidated and idled facilities, and leaned out working capital to maximize its cash flow. However, negative economic factors will continue to be a significant drag on U.S. residential build rates and remodeling activity, and at this time the Company cannot estimate what the rate of these activities will be in fiscal 2009. This uncertainty also carries through to the Company’s ability to precisely estimate operating income for the second half of the year. At this time and subject to change, the Company expects its Engineered Products segment to report some $12 million to $15 million of operating income in the second half of the year, and its Aluminum Sheet Products segment to approach breakeven in the same period. Second half segment estimates exclude corporate expenses. The Company expects to report a loss for fiscal 2009 as previously reported, excluding impairment charges and LIFO income.

Liquidity and Capital Resources

Sources of Funds
The Company’s principal sources of funds are cash on hand, cash flow from operations, and borrowings under its $270.0 million Senior Unsecured Revolving Credit Facility (the Credit Facility). As of April 30, 2009, the Company has a solid liquidity position, comprised of cash and equivalents and adequate availability under the Company’s Credit Facility. The Company has $85.4 million of cash and equivalents, $129.7 million of current availability under the revolving credit facility and minimal debt of $2.5 million as of April 30, 2009.
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
The Credit Facility was executed on April 23, 2008 and has a five-year term. Proceeds from the Credit Facility may be used to provide availability for acquisitions, working capital, capital expenditures, and general corporate purposes. Borrowings under the Credit Facility bear interest at a spread above LIBOR based on a combined leverage and ratings grid. There are certain limitations on additional indebtedness, asset or equity sales, and acquisitions. Dividends and other distributions are permitted so long as after giving effect to such dividend or stock repurchase, there is no event of default. Under the Credit Facility, the Company is obligated to comply with certain financial covenants requiring the Company to maintain a Consolidated Leverage Ratio of no more than 3.25 to 1 and a Consolidated Interest Coverage Ratio of no less than 3.00 to 1. As defined by the indenture, the Consolidated Leverage Ratio is the ratio of consolidated indebtedness as of such date to consolidated EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) for the previous four fiscal quarters, and the Interest Coverage Ratio is the ratio of consolidated EBITDA to consolidated interest expense, in each case for the previous four consecutive fiscal quarters. EBITDA is defined by the indenture to include proforma EBITDA of acquisitions and to exclude certain items like goodwill and intangible asset impairments and certain other non-cash charges. The availability under the Credit Facility is a function of both the facility amount utilized and meeting covenant requirements. Additionally, the availability of the Credit Facility is dependent upon the financial viability of the Company’s lenders. The Credit Facility is funded by a syndicate of nine banks, with three banks comprising over 55% of the commitment. If any of the banks in the syndicate were unable to perform on their commitments to fund the facility, the availability under the Credit Facility could be reduced; however, the Company has no reason to believe that such liquidity will be unavailable or decreased.
As of April 30, 2009, the Company had no borrowings under the Credit Facility, and the Company was in compliance with all Credit Facility covenants. Although there were no borrowings on the Credit Facility and there was only $5.8 million of outstanding letters of credit under the Credit Facility, the aggregate availability under the Credit Facility was limited by the Consolidated Leverage Ratio resulting in an availability of $129.7 million at April 30, 2009. The Company believes that reduced earnings in fiscal 2009 could adversely impact the amount available to the Company under the Credit Facility in future quarters, absent any pro-forma EBITDA benefit from any potential acquisitions. The Company is focused on this matter and will endeavor to maintain the existing Credit Facility to the extent possible given its favorable terms versus current market terms.
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
The Company’s working capital from continuing operations was $126.0 million on April 30, 2009, which is below working capital at October 31, 2008 of $131.5 million. Conversion capital (accounts receivable plus inventory less accounts payable) from continuing operations declined by $32.4 million during the first half of 2009, decreasing working capital. Along with the natural decline in working capital associated with lower sales and the fall in demand, the Company is taking more aggressive measures with its working capital management, especially during the current economic environment. Notably, the Company has reduced inventory by $26.9 million since October 31, 2008, with particular progress at the Company’s Aluminum Sheet Products segment, where inventory pounds were reduced by almost 50%. Partially offsetting this reduction in conversion capital was the receipt of $15.4 million in cash from Gerdau, which represented the final Separation true-up and pertained to the settlement of transaction taxes (as the Separation was a taxable spin).

The following table summarizes the Company’s cash flow results from continuing operations for the six months ended April 30, 2009 and 2008:

	Six Months Ending April 30,
	2009	2008
	(In millions)

Cash flows from operating activities	$14.6	$19.5
Cash flows from investing activities	$(9.6)	$(6.9)
Cash flows from financing activities	$13.0	$26.2
Highlights from the Company’s cash flow results for the six months ended April 30, 2009 and 2008 are as follows:
Operating Activities — Continuing Operations
The decrease of $4.9 million in cash provided by operating activities from continuing operations for the first six months of fiscal 2009 compared to the same period last year is primarily related to the decline in year over year operating income from its businesses as a direct result of the depressed housing market and the additional reduction in demand for aluminum sheet products. Partially offsetting this was a more significant reduction in conversion capital in 2009 compared to 2008; such reduction contributed $38.9 million more in operating cash flow in the first half of 2009 than 2008. Even with the extreme fall in demand in the Company’s end markets coupled with the Company’s seasonally slowest quarters, the Company generated good operating cash flow of $14.6 million during the six months ended April 30, 2009. The Company expects additional operating cash flow in the second half of fiscal 2009 as it enters its seasonally stronger periods and continues to focus on maximizing its cash flow. The Company estimates that it will contribute approximately $5.8 million to its pension plan during the remainder of fiscal 2009, but does not expect to make any estimated tax payments for the remainder of fiscal 2009.
Investing Activities — Continuing Operations
Cash spending from investing activities from continuing operations during the six months ended April 30, 2009 increased by $2.7 million in the first half of fiscal 2009 compared to the same prior year period due to higher capital expenditures. The increase in capital expenditures primarily pertains to required maintenance items at a certain plant in the Company’s Aluminum Sheet Products segment. The Company expects 2009 capital expenditures not to exceed $18.0 million, but is reviewing all capital projects for reductions in spending and/or deferrals to the extent such reductions will not weaken the Company’s ability to service its customers and maintain historical levels of operating excellence. The Company’s full fiscal year 2008 capital spending was $15.8 million. At April 30, 2009, the Company had commitments of approximately $5.8 million for the purchase or construction of capital assets. The Company plans to fund these capital expenditures through cash flow from operations.
The Company continues to evaluate various building products companies as potential acquisitions; however, under the current economic environment, the Company is focused on preserving capital and thus only anticipates consummating those transactions that can be secured at attractive valuations.
Financing Activities — Continuing Operations
The Company received $13.2 million less from financing activities from continuing operations during the six months ended April 30, 2009 compared to the same prior year period primarily due to items related to the Separation. In 2008, the Company received $27.8 million of funding from Quanex Corporation (the Company’s predecessor) from the Separation pursuant to the terms of the transaction related agreements; this consisted of a $20.9 million initial funding from Quanex Corporation (the Company’s predecessor) and a net $6.9 million in true-up payments from Gerdau for the settlement of stock options and change of control agreements. In 2009, the Company received $15.4 million from Gerdau representing the fourth and final true-up and relating to distribution taxes pursuant to the terms of the transaction related agreements. The Company does not anticipate any further cash from financing activities related to the Separation.

Cash provided from financing activities also declined in 2009 from the Company’s payment of dividends during the first half of 2009. In the first half of fiscal 2009, the Company paid quarterly dividends of $0.03 per common share, which amounted to $2.3 million. There were no similar quarterly dividend distributions in continuing operations during the first half of fiscal 2008 as the dividend payment during such period was made by the Company’s legal predecessor, Quanex Corporation, and thus is reported in cash used for financing activities from discontinued operations. The Company expects to continue to pay quarterly cash dividends hereafter although payment of future cash dividends will be at the discretion of the board of directors after taking into account various factors, including the Company’s financial condition and operating results, along with current and anticipated cash needs.
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
Cash flows provided by operating activities from discontinued operations in fiscal 2008 represent six months of activity prior to the Separation as the Separation occurred on April 23, 2008. In contrast, there were no operating activity cash flows from discontinued operations for 2009.
Discontinued operations’ cash flows from investing activities were $34.1 million for the six months ended April 30, 2008. In 2008, discontinued operations received $40.0 million from the liquidation of its remaining auction rate securities and spent $6.2 million on capital expenditures for the vehicular products business. In contrast, there were no investing activity cash flows from discontinued operations for 2009 as the Separation occurred on April 23, 2008.
Discontinued operations used $46.2 million in cash from financing activities for the six months ended April 30, 2008. In 2008, discontinued operations provided funding of $20.9 million to Quanex Building Products (see corresponding receipt in continuing operations’ 2008 financing activities), paid $10.4 million in Quanex Corporation dividends for quarterly dividends prior to the Separation, and paid $18.8 million for the conversion of a portion of its convertible debentures; this use of cash in 2008 was partially offset by proceeds from stock option exercises. In contrast, there were no financing activity cash flows from discontinued operations for 2009 as the Separation occurred on April 23, 2008.
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

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. SFAS 157, as it relates to financial assets and financial liabilities, becomes effective for fiscal years beginning after November 15, 2007 (as of November 1, 2008 for the Company). The provisions of SFAS 157 are to be applied prospectively with limited exceptions. The adoption of the financial asset and financial liabilities portion of this Statement did not have an impact on the Company’s consolidated financial statements, since the Company already applies its basic concepts in measuring fair values. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 — instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets.

Level 2 — instrument valuations are obtained from readily-available pricing sources for comparable instruments.

Level 3 — instrument valuations are obtained without observable market values and require a high level of judgment to determine the fair value.

The Company holds Treasury Money Market Fund investments that are classified as cash equivalents and are measured at fair value on a recurring basis, based on quoted prices in active markets for identical assets (Level 1). The Company had cash equivalent investments totaling approximately $82.6 million at April 30, 2009.

On February 12, 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until fiscal years beginning after November 15, 2008 (as of November 1, 2009 for the Company). The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements for the remainder of SFAS 157 regarding nonfinancial assets and nonfinancial liabilities.

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
At April 30, 2009, the Company had fixed-rate debt totaling $0.2 million or 7% of total debt, which does not expose the Company to the risk of earnings loss due to changes in market interest rates. The Company and certain of its subsidiaries’ floating-rate obligations totaled $2.3 million, or 93% of total debt at April 30, 2009. Based on the floating-rate obligations outstanding at April 30, 2009, a one percent increase or decrease in the average interest rate would result in a change to pre-tax interest expense of approximately $23 thousand.
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

Nichols Aluminum maintains a balanced metals book position which excludes a normal operational inventory level. This operating inventory level as a matter of practice is not hedged against material price (LME) movements. This practice reflects that over the commodity price cycle, no gain or loss is incurred on this inventory. Through the use of firm price raw material purchase commitments and LME contracts, the Company intends to protect cost of sales from the effects of changing prices of aluminum. To the extent that the raw material costs factored into the firm price sales commitments are matched with firm price raw material purchase commitments, changes in aluminum prices should have no effect. During fiscal 2009 and 2008, the Company primarily relied upon firm price raw material purchase commitments to protect cost of sales tied to firm price sales commitments. At April 30, 2009, there were 43 open LME forward contracts associated with metal exchange derivatives covering notional volumes of 5.5 million pounds with a fair value mark-to-market net loss of approximately $0.1 million. These contracts were not designated as hedging instruments, and any mark-to-market net gain or loss was recorded in cost of sales with the offsetting amount reflected as a current asset or liability on the balance sheet. At October 31, 2008, there were no open LME forward contracts associated with metal exchange derivatives.
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
Item 4T. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (1934 Act) as of April 30, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2009, the disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
During the most recent fiscal quarter, there have been no changes in internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
The registrant held its Annual Meeting of Shareholders on February 26, 2009. An independent inspector of election and vote tabulator was engaged to tabulate shareholder votes. Proxies for the meeting were solicited pursuant to Regulation 14A under the 1934 Act.
Proposal One. There was no solicitation in opposition to management’s nominees for directors as listed in the Proxy Statement distributed to shareholders, and all such nominees (Donald G. Barger, Jr. and David D. Petratis) were elected. The following sets forth the number of shares that voted for and for which votes were withheld for each of such persons:

	Votes For	Votes Withheld
Donald G. Barger, Jr.	24,843,108	10,049,175
David D. Petratis	33,476,523	1,415,761
Additionally, at the Annual Meeting, the following proposal was voted upon and approved:
Proposal Two. Approve the material terms of the performance criteria for annual incentive awards, performance stock awards and performance units awards under the Quanex Building Products Corporation 2008 Omnibus Incentive Plan.

	Votes	Votes	Votes	Broker
	For	Against	Abstained	Nonvotes
Shares voted	30,226,882	2,350,686	2,314,715	—
Item 6. Exhibits

Exhibit
Number	Description of Exhibits

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

QUANEX BUILDING PRODUCTS CORPORATION

/s/ Brent L. Korb Brent L. Korb
Senior Vice President — Finance and Chief Financial Officer
Date: May 29, 2009	(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibits

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