Form 10-Q
period 2009-07-31
Quanex Building Products CORP
filed 2009-09-04
CIK 1423221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2009
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 1, 2009

Common Stock, par value $0.01 per share	37,650,312

QUANEX BUILDING PRODUCTS CORPORATION
INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 31,	October 31,
	2009	2008
	(In thousands except share data)
ASSETS
Current assets:
Cash and equivalents	$99,896	$67,413
Accounts receivable, net of allowance of $1,973 and $1,892	71,354	101,211
Inventories	40,107	63,848
Deferred income taxes	8,904	10,932
Prepaid and other current assets	5,299	6,239

Total current assets	225,560	249,643

Property, plant and equipment, net	146,584	157,389
Deferred income taxes	54,699	3,875
Goodwill	25,189	196,338
Intangible assets, net	48,112	62,476
Other assets	10,088	11,126

Total assets	$510,232	$680,847

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54,041	$79,512
Accrued liabilities	26,621	38,316
Current maturities of long-term debt	323	363

Total current liabilities	80,985	118,191

Long-term debt	1,945	2,188
Non-current environmental reserves	1,960	2,485
Other liabilities	15,471	10,155

Total liabilities	100,361	133,019

Stockholders’ equity:
Preferred stock, no par value, shares authorized 1,000,000; issued and outstanding none	—	—
Common stock, $0.01 par value, shares authorized 125,000,000; issued 37,752,437 and 37,760,016	378	378
Additional paid-in-capital	232,546	230,316
Retained earnings	178,344	318,648
Accumulated other comprehensive income (loss)	(27)	(144)

	411,241	549,198
Less common stock held by rabbi trust, 102,125 shares	(1,370)	(1,370)

Total stockholders’ equity	409,871	547,828

Total liabilities and stockholders’ equity	$510,232	$680,847

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2009	2008	2009	2008
	(In thousands, except per share amounts)

Net sales	$163,977	$240,338	$390,071	$622,588
Cost and expenses:
Cost of sales (exclusive of items shown separately below)	129,009	200,443	340,060	518,296
Selling, general and administrative expense	14,532	17,002	43,159	80,682
Impairment of goodwill and intangible assets	—	—	182,562	—
Depreciation and amortization	8,007	8,521	24,641	26,627

Operating income (loss)	12,429	14,372	(200,351)	(3,017)
Interest expense	(129)	(118)	(360)	(356)
Other, net	28	326	327	4,876

Income (loss) from continuing operations before income taxes	12,328	14,580	(200,384)	1,503
Income tax (expense) benefit	(4,191)	(5,762)	47,962	(609)

Income (loss) from continuing operations	8,137	8,818	(152,422)	894
Income (loss) from discontinued operations, net of tax	—	—	—	5,675

Net income (loss)	$8,137	$8,818	$(152,422)	$6,569

Basic earnings per common share:
Earnings (loss) from continuing operations	$0.22	$0.24	$(4.08)	$0.02
Income (loss) from discontinued operations	—	—	—	0.16

Basic earnings (loss) per share	$0.22	$0.24	$(4.08)	$0.18

Diluted earnings per common share:
Earnings (loss) from continuing operations	$0.22	$0.24	$(4.08)	$0.02
Income (loss) from discontinued operations	—	—	—	0.15

Diluted earnings (loss) per share	$0.22	$0.24	$(4.08)	$0.17

Weighted-average common shares outstanding:
Basic	37,335	37,333	37,334	37,255
Diluted	37,581	37,509	37,334	38,896

Cash dividends declared per share	$0.03	$0.03	$0.09	$0.31
The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Nine Months Ended
	July 31,
	2009	2008
	(In thousands)
Operating activities:
Net income (loss)	$(152,422)	$6,569
(Income) loss from discontinued operations	—	(5,675)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Impairment of goodwill and intangible assets	182,562	—
Depreciation and amortization	24,692	26,648
Deferred income taxes	(30,496)	2,891
Stock-based compensation	2,328	25,504
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Decrease (increase) in accounts receivable	28,112	(19,147)
Decrease (increase) in inventory	23,749	(6,337)
Decrease (increase) in other current assets	(105)	820
Increase (decrease) in accounts payable	(25,506)	3,461
Increase (decrease) in accrued liabilities	(6,864)	(1,840)
Increase (decrease) in income taxes	(18,900)	3,774
Other, net	5,473	(2,741)

Cash provided by (used for) operating activities from continuing operations	32,623	33,927
Cash provided by (used for) operating activities from discontinued operations	—	25,127

Cash provided by (used for) operating activities	32,623	59,054

Investing activities:
Capital expenditures, net of retirements	(12,813)	(11,529)
Proceeds from property insurance claims	1,000	—
Other, net	—	(23)

Cash provided by (used for) investing activities from continuing operations	(11,813)	(11,552)
Cash provided by (used for) investing activities from discontinued operations	—	34,113

Cash provided by (used for) investing activities	(11,813)	22,561

Financing activities:
Repayments of long-term debt	(361)	(1,464)
Common stock dividends paid	(3,390)	(1,128)
Funding from Separation	15,401	32,735
Other, net	(10)	(293)

Cash provided by (used for) financing activities from continuing operations	11,640	29,850
Cash provided by (used for) financing activities from discontinued operations	—	(46,183)

Cash provided by (used for) financing activities	11,640	(16,333)

Effect of exchange rate changes on cash equivalents	33	(71)
Less: (Increase) decrease in cash and equivalents from discontinued operations	—	(13,057)

Increase (decrease) in cash and equivalents from continuing operations	32,483	52,154
Cash and equivalents at beginning of period	67,413	1,778

Cash and equivalents at end of period	$99,896	$53,932

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

				Accumulated
		Additional		Other		Total
	Common	Paid-in	Retained	Comprehensive	Rabbi	Stockholders’
Nine months Ended July 31, 2009	Stock	Capital	Earnings	Income (Loss)	Trust	Equity
	(In thousands, except per share amounts)

Balance at October 31, 2008	$378	$230,316	$318,648	$(144)	$(1,370)	$547,828
Net income (loss)			(152,422)			(152,422)
Common dividends ($0.09 per share)			(3,390)			(3,390)
Stock-based compensation activity:
Stock-based compensation earned		2,277				2,277
Restricted stock awards	1	(1)				—
Stock-based compensation tax benefit		(11)				(11)
Separation from Quanex Corporation			15,508			15,508
Other	(1)	(35)		117		81

Balance at July 31, 2009	$378	$232,546	$178,344	$(27)	$(1,370)	$409,871

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
In accordance with the provisions of Statement of Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144) effective with the Separation on April 23, 2008, the results of operations and cash flows related to the vehicular products business and non-building products related corporate items are reported as discontinued operations for all periods presented. There were no assets or liabilities of discontinued operations as of July 31, 2009 or October 31, 2008. Unless otherwise noted, all disclosures in the notes accompanying the consolidated financial statements reflect only continuing operations.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. New Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (SFAS 168). FAS 168 establishes the FASB Accounting Standards Codification (the Codification) as the source of authoritative U.S. GAAP. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. The Codification, which modifies structure hierarchy and referencing of financial standards, is effective for interim and annual financial periods ending after September 15, 2009. The Codification is not intended to change or alter existing U.S. GAAP, and the Company does not expect the adoption of FAS 168 to have a material impact on its consolidated financial statements.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS 165), which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the rationale for why that date was selected. This statement is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted it during the third quarter of 2009. In preparing these financial statements, the Company evaluated the events and transactions through the time of filing these financial statements with the SEC on September 4, 2009.
In December 2008, the FASB issued FASB Staff Position (FSP) 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP 132(R)-1), which provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This interpretation is effective for financial statements issued for fiscal years ending after December 15, 2009 (October 31, 2010 for the Company). The Company is currently evaluating the disclosure requirements of this pronouncement.
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
The Company holds Treasury Money Market Fund investments that are classified as cash equivalents and are measured at fair value on a recurring basis, based on quoted prices in active markets for identical assets (Level 1). The Company had cash equivalent investments totaling approximately $97.0 million at July 31, 2009.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
3. Discontinued Operations
As discussed in Note 1, Quanex Corporation’s vehicular products business and non-building products related corporate accounts were separated from its building products business on April 23, 2008. Although the legal form of the Separation shows Quanex Building Products Corporation as being spun-off in a taxable spin from Quanex Corporation, because of the substance of the transactions, Quanex Building Products Corporation is considered the divesting entity and treated as the “accounting successor.” Quanex Corporation is the “accounting spinnee” and “accounting predecessor” for financial reporting purposes.
In accordance with SFAS 144, effective with the closing of the Separation on April 23, 2008, the results of operations and cash flows related to the vehicular products business and non-building products related corporate items are reported as discontinued operations for all periods presented. There were no assets or liabilities of discontinued operations as of July 31, 2009 or October 31, 2008.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
There were no assets or liabilities of discontinued operations as of July 31, 2009 or October 31, 2008. The results of discontinued operations for the nine months ended July 31, 2009 and 2008 were as follows:

	Nine Months Ended
	July 31,
	2009	2008

Net sales	$—	$571,578

Transaction expenses and other related Separation costs, before tax	$—	$(19,205)

Income from discontinued operations before tax	$—	$18,745
Income tax expense	—	(13,070)

Income from discontinued operations, net of tax	$—	$5,675

Net sales and income from discontinued operations for the nine months ended July 31, 2008 represents activity of the Company’s former vehicular products segment. The three and nine months ended July 31, 2009 and the three months ended July 31, 2008 have no comparable activity as the Separation occurred in April 2008. The following describes certain items incurred prior to the Separation date and are reflected in the 2008 discontinued results in the table above:
•
Transaction expenses and other related Separation costs for the nine months ended July 31, 2008 include $13.9 million of transaction costs (primarily investment banking fees, legal fees and accounting fees for the merger and discontinued operations’ portion of spin costs) and $4.9 million of expense related to the modification of Quanex Corporation stock-based compensation awards. See Note 11 for additional discussion of the modification of Quanex Corporation’s stock-based compensation awards in connection with the Separation.

•
With respect to inventories valued using the LIFO method, the vehicular products business (i.e. discontinued operations) recognized $15.3 million of LIFO expense during the nine months ended July 31, 2008.

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

•
Discontinued operations’ effective tax rate for the nine months ended July 31, 2008 was 69.7% as a result of the predominately nondeductible pretax loss on early extinguishment of the Debentures coupled with transaction costs which are largely nondeductible for tax purposes.

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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
SFAS 142 provides for a two-step impairment test for goodwill. The first step of the impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill, to determine if a potential impairment exists. If the carrying amount of a reporting unit exceeds its fair value, the second step is performed to measure the amount of impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. For purposes of this analysis, estimates of fair value were based on a combination of the income approach, which estimates the fair value of the Company’s reporting units based on future discounted cash flows; and the market approach, which estimates the fair value of the Company’s reporting units on comparable market prices.
The Company recorded an estimated non-cash goodwill impairment charge of $125.4 million during the first quarter of fiscal 2009 and finalized its goodwill impairment analysis during the second quarter of fiscal 2009; at which time the Company recognized an additional non-cash goodwill impairment charge of $45.3 million bringing the total impairment charge to $170.7 million for the nine months ended July 31, 2009. As a result, there is $25.2 million of goodwill remaining on the Company’s balance sheet as of July 31, 2009. Since this goodwill impairment charge is non-cash, it does not affect liquidity or the Consolidated Leverage Ratio and Consolidated Interest Coverage Ratio contained in the Company’s Credit Facility financial covenants (see Note 8 for further information regarding financial covenants and definitions of ratios).
The changes in the carrying amount of goodwill for the nine months ended July 31, 2009 are as follows (in thousands):

		Aluminum
	Engineered	Sheet
	Products	Products	Consolidated

Balance at October 31, 2008	$175,949	$20,389	$196,338
Impairment	(150,266)	(20,389)	(170,655)
Other	(494)	—	(494)

Balance at July 31, 2009	$25,189	$—	$25,189

Acquired Intangible Assets
Intangible assets consist of the following (in thousands):

	As of July 31, 2009		As of October 31, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Customer relationships	$21,200	$4,966	$23,691	$6,588
Trademarks and trade names	33,150	7,363	37,930	7,089
Patents	11,560	5,469	17,328	4,996

Total	$65,910	$17,798	$78,949	$18,673

Intangible assets not subject to amortization:
Trade name	$—		$2,200

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
The aggregate amortization expense for the three and nine month periods ended July 31, 2009 was $0.8 million and $2.5 million, respectively. The aggregate amortization expense for the three and nine month periods ended July 31, 2008 was $1.3 million and $4.7 million, respectively. Estimated amortization expense for the next five years, based upon the amortization of pre-existing intangibles follows (in thousands):

Estimated
Fiscal Years Ending October 31,	Amortization
2009 (remaining three months)	$752
2010	$3,006
2011	$3,006
2012	$3,006
2013	$2,944
5. Inventories
Inventories consist of the following:

	July 31,	October 31,
	2009	2008
	(In thousands)
Raw materials	$18,586	$30,221
Finished goods and work in process	18,383	30,732

	36,969	60,953
Supplies and other	3,138	2,895

Total	$40,107	$63,848

Fixed costs related to excess manufacturing capacity have been expensed in the period, and therefore, are not capitalized into inventory. The values of inventories in the consolidated balance sheets are based on the following accounting methods:

	July 31,	October 31,
	2009	2008
	(In thousands)
LIFO	$16,637	$32,947
FIFO	23,470	30,901

Total	$40,107	$63,848

An actual valuation of inventory under the last in, first out (LIFO) method can be made only at the end of each year based on the inventory costs and levels at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory costs and levels. Because these are subject to many factors beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation which could significantly differ from interim estimates. To estimate the effect of LIFO on interim periods, the Company performs a projection of the year-end LIFO reserve and considers expected year-end inventory pricing and expected inventory levels. Depending on this projection, the Company may record an interim allocation of the projected year-end LIFO calculation. The Company recorded $6.8 million of LIFO income during the nine months ended July 31, 2009. The Company recorded $5.5 million of LIFO charges during the nine months ended July 31, 2008. With respect to inventories valued using LIFO, replacement cost exceeded the LIFO value by approximately $7.3 million and $14.0 million as of July 31, 2009 and October 31, 2008, respectively.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Earnings and Dividends Per Share
Earnings Per Share
The computational components of basic and diluted earnings per share from continuing operations are as follows (shares and dollars in thousands except per share amounts):

	For the Three Months Ended
	July 31, 2009			July 31, 2008
			Per-			Per-
	Income	Shares	Share	Income	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings and earnings per share	$8,137	37,335	$0.22	$8,818	37,333	$0.24

Effect of dilutive securities
Common stock equivalents arising from stock options	—	55		—	29
Restricted stock	—	89		—	45
Common stock held by rabbi trust	—	102		—	102

Diluted earnings and earnings per share	$8,137	37,581	$0.22	$8,818	37,509	$0.24

	For the Nine Months Ended
	July 31, 2009			July 31, 2008
			Per-			Per-
	Income	Shares	Share	Income	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings and earnings per share	$(152,422)	37,334	$(4.08)	$894	37,255	$0.02

Effect of dilutive securities
Common stock equivalents arising from settlement of contingent convertible debentures	—	—		—	1,514
Common stock equivalents arising from stock options	—	—		—	9
Restricted stock	—	—		—	16
Common stock held by rabbi trust	—	—		—	102

Diluted earnings and earnings per share	$(152,422)	37,334	$(4.08)	$894	38,896	$0.02

The computation of diluted earnings per share excludes outstanding options and other common stock equivalents in periods where inclusion of such potential common stock instruments would be anti-dilutive in the periods presented. When income from continuing operations is a loss, all potential dilutive instruments are excluded from the computation of diluted earnings per share as they would be anti-dilutive. Accordingly, for the nine months ended July 31, 2009, 0.1 million, of common stock equivalents were excluded from the computation of diluted earnings per share. As of July 31, 2009, the Company had 1.3 million of stock options and 0.1 million of restricted stock that are potentially dilutive in future earnings per share calculations; such dilution will be dependent on the excess of the market price of the Company’s stock over the exercise price and other components of the treasury stock method.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Company’s former 2.50% Convertible Senior Debentures (the Debentures) are reported in discontinued operations for historical periods as a result of the Separation. In 2005, the Company irrevocably elected to settle the principal amount of its former Debentures in cash when they became convertible and were surrendered by the holders thereof. The Company retained its option to satisfy any excess conversion obligation (stock price in excess of conversion price) with shares, cash or a combination of shares and cash. As a result of the Company’s election, if dilutive, diluted earnings per share up through the Separation include the amount of shares it would have taken to satisfy the excess conversion obligation, assuming that all of the Debentures outstanding during the period were surrendered. For calculation purposes, the average closing price of the Company’s common stock for each of the periods presented is used as the basis for determining dilution. Although the Debentures are reported in discontinued operations for historical periods, they had a dilutive impact for year-to-date earnings per share for the third and fourth quarters of 2008. There was no dilutive impact for the first or second quarter of 2008 as income from continuing operations was a loss for those respective periods, and there was no dilutive impact for the third and fourth quarter-to-date earnings per share as these periods were entirely post Separation.
Dividends Per Share
The Company pays a quarterly cash dividend on the Company’s common stock. During the nine months ended July 31, 2009, the Company paid a $0.09 cash dividend per common share compared to $0.31 per common share during the same period in 2008. Prior to the Separation in April 2008, the Company (via the Company’s legal predecessor, Quanex Corporation) paid a $0.14 quarterly cash dividend for the first and second quarter of 2008. Post Separation and beginning with the third quarter of 2008, the Company has been paying a $0.03 quarterly cash dividend per common share.
7. Comprehensive Income
Comprehensive income comprises net income and all other non-owner changes in equity, including foreign currency translation, pension related adjustments and realized and unrealized gains and losses on derivatives, if any. Comprehensive income for the three and nine months ended July 31, 2009 and 2008 was as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2009	2008	2009	2008
	(In thousands)
Comprehensive income (loss):
Net income (loss)	$8,137	$8,818	$(152,422)	$6,569
Foreign currency translation adjustment	115	(26)	117	(133)

Total comprehensive income (loss), net of taxes	$8,252	$8,792	$(152,305)	$6,436

8. Long-term Debt
Long-term debt consists of the following:

	July 31,	October 31,
	2009	2008
	(In thousands)
Revolving Credit Facility	$—	$—
City of Richmond, Kentucky Industrial Building Revenue Bonds	1,100	1,250
Scott County, Iowa Industrial Waste Recycling Revenue Bonds	1,000	1,200
Capital lease obligations and other	168	101

Total debt	$2,268	$2,551
Less maturities due within one year included in current liabilities	323	363

Long-term debt	$1,945	$2,188

Approximately 93% and 96% of the total debt had a variable interest rate at July 31, 2009 and October 31, 2008, respectively. See Interest Rate Risk section in Item 3, “Quantitative and Qualitative Disclosures About Market Risk” of this Form 10-Q for additional discussion.

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
Under the Credit Facility, the Company is obligated to comply with certain financial covenants requiring the Company to maintain a Consolidated Leverage Ratio of no more than 3.25 to 1 and a Consolidated Interest Coverage Ratio of no less than 3.00 to 1. As defined by the Credit Facility’s indenture, the Consolidated Leverage Ratio is the ratio of consolidated indebtedness as of such date to consolidated EBITDA for the previous four fiscal quarters; and the Interest Coverage Ratio is the ratio of consolidated EBITDA to consolidated interest expense, in each case for the previous four consecutive fiscal quarters. EBITDA is defined by the indenture to include proforma EBITDA of acquisitions and to exclude certain items like non-cash charges. Additionally, the Credit Facility contains certain limitations on additional indebtedness, asset or equity sales, and acquisitions. Dividends and other distributions are permitted so long as after giving effect to such dividend or stock repurchase, there is no event of default.
As of July 31, 2009, the Company had no borrowings under the Credit Facility, and the Company was in compliance with all Credit Facility financial covenants. The availability under the Credit Facility is a function of both the facility amount utilized and meeting covenant requirements. Although there were no borrowings on the Credit Facility and there was only $5.8 million of outstanding letters of credit under the Credit Facility, the aggregate availability under the Credit Facility was limited by the Consolidated Leverage Ratio resulting in an availability of $121.1 million at July 31, 2009.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The components of net periodic pension cost are as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2009	2008	2009	2008
	(In thousands)
Pension Benefits:
Service cost	$704	$1,142	$2,112	$3,435
Interest cost	141	595	423	1,788
Expected return on plan assets	(102)	(772)	(306)	(2,322)
Amortization of unrecognized prior service cost	—	—	—	—
Amortization of unrecognized net loss	—	—	—	—

Net periodic pension cost	$743	$965	$2,229	$2,901

The decrease in service and interest cost for the three and nine months ended July 31, 2009 compared to the same periods in 2008 is primarily attributable to an increase in the discount rate which effectively decreases pension costs and a decrease in participants from reducing headcount. The decrease in expected return on plan assets is primarily attributable to the deterioration of the overall financial market. During the three and nine months ended July 31, 2009, the Company contributed $0.1 million to its defined benefit plan. The Company estimates that it will contribute no more than $4.2 million to its pension plan during the remainder of fiscal 2009.
Defined Contribution Plans
The Company has defined contribution plans to which both employees and the Company make contributions. Effective April 1, 2009, the Company suspended its matching contributions to the Quanex Building Products Salaried and Non-Union Employee 401(k) Plan as part of its efforts to reduce controllable spending.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2009	2008	2009	2008
	(In thousands)
Net Sales:
Engineered Products	$93,352	$115,261	$223,419	$295,031
Aluminum Sheet Products	74,254	130,540	175,419	340,889
Intersegment Eliminations	(3,629)	(5,463)	(8,767)	(13,332)

Consolidated	$163,977	$240,338	$390,071	$622,588

Operating Income (Loss):
Engineered Products	$11,229	$12,590	$(156,521)	$19,781
Aluminum Sheet Products	3,467	12,110	(36,295)	27,695
Corporate & Other[1]	(2,267)	(10,328)	(7,535)	(50,493)

Consolidated	$12,429	$14,372	$(200,351)	$(3,017)

	July 31,	October 31,
	2009	2008
	(In thousands)
Identifiable Assets:
Engineered Products	$276,840	$440,172
Aluminum Sheet Products	129,541	197,436
Corporate, Intersegment Eliminations & Other	103,851	43,239

Consolidated	$510,232	$680,847

11. Stock-Based Compensation
Effective with the Separation on April 23, 2008, the Company established the Quanex Building Products Corporation 2008 Omnibus Incentive Plan (the 2008 Plan). The 2008 Plan provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units (RSUs), performance stock awards, performance unit awards, annual incentive awards, other stock-based awards and cash-based awards. The 2008 Plan is administered by the Compensation and Management Development Committee of the Board of Directors and allows for immediate, graded or cliff vesting options, but options must be exercised no later than ten years from the date of grant. The aggregate number of shares of common stock authorized for grant under the 2008 Plan is 2,900,000. Any officer, key employee and/or non-employee director of the Company or any of its affiliates is eligible for awards under the 2008 Plan. The initial awards granted under the 2008 Plan were on April 23, 2008; service is the vesting condition. All Quanex Corporation unvested stock options and restricted shares vested as set forth in the Separation related agreements prior to the completion of the Separation on April 23, 2008, and all such Quanex Corporation stock-based compensation awards were settled effective with the Separation.
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

[1]
Corporate & Other includes transaction-related expenditures of $26.5 million during the nine months ended July 31, 2008, compared to $0.1 million during the nine months ended July 31, 2009. There were no transaction-related expenditures during the three months ended July 31, 2009 or July 31, 2008. For the nine months ended July 31, 2008, transaction-related expenditures were comprised of $2.9 million for the Company’s share of spin-off transaction costs, $22.8 million non-cash expense related to the modification of stock-based compensation awards and $0.8 million related to the acceleration of executive incentive and other benefits. For additional discussion of the stock-based compensation modification impact, see also Note 11.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Company’s stock-based compensation expense prior to the Separation on April 23, 2008 was driven by stock awards issued by the Company’s predecessor, Quanex Corporation. The Company’s stock-based compensation expense following the Separation is related to the Company’s stock awards only. In all instances the stock-based compensation recorded in Selling, general and administrative expense included in continuing operations relates to employees or former employees of the Company’s building products operating divisions, corporate employees as of the Separation of the Company and current non-employee directors of the Company. Stock-based compensation expense related to the Company’s former vehicular products business, former corporate employees and former directors is reflected in discontinued operations for all periods presented. Stock-based compensation for the three and nine months ended July 31, 2009 and 2008 for the Company’s continuing operations was as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2009	2008	2009	2008
	(In thousands)
Modification — stock options	$—	$—	$—	$21,696
Modification — restricted stock	—	—	—	1,061

Modification — expense associated with the Separation	—	—	—	22,757
Stock option expense	549	285	1,331	2,068
Restricted stock amortization	324	213	946	529
Restricted stock units	31	70	51	150

Stock-based compensation expense	$904	$568	$2,328	$25,504

The table above reflects $22.8 million of expense in April 2008 related to the modification of stock-based compensation awards associated with the Separation. The Separation constituted a change in control for purposes of Quanex Corporation’s outstanding stock option awards and restricted stock awards. Accordingly, all unvested stock options and restricted shares vested as set forth in the Separation related agreements prior to completion of the Separation on April 23, 2008. Additionally, pursuant to the Separation related agreements, all outstanding stock options were cash settled by Gerdau following the Separation. A change such as this in the terms and conditions of the stock-based awards constitutes a modification of the award. As a result, the Company incurred compensation cost from the incremental increase in fair value of the award upon modification just prior to the Separation over the award’s original grant date fair value. Even though all stock option awards were cash settled by Gerdau following the Separation, the Company recorded $21.7 million of non-cash stock option expense in continuing operations as the expense was associated with awards held by building products employees and active corporate employees and directors. In connection with the Separation, 1.3 million stock options and 41 thousand restricted stock awards were modified.
The Company has not capitalized any stock-based compensation cost as part of inventory or fixed assets during the nine months ended July 31, 2009 and 2008. Cash received from option exercises and tax benefits from stock option exercises and lapses on restricted stock prior to the Separation is reflected in discontinued operations’ cash flows from financing activities. Future cash proceeds from stock option exercises and the related tax benefits would be a component of financing cash flows from continuing operations; however, since the Separation on April 23, 2008, there have not been any stock option exercises and minimal lapses on restricted stock.
Restricted Stock Awards
Under the 2008 Plan, common stock may be awarded to key employees, officers and non-employee directors. The recipient is entitled to all of the rights of a shareholder, except that during the forfeiture period the shares are nontransferable. The awards vest over a specified time period, but typically either immediately vest or cliff vest over a three-year period with service as the vesting condition. Upon issuance of stock under the plan, fair value is measured by the grant-date price of the Company’s shares. This fair value is then expensed over the restricted period with a corresponding increase to additional paid-in-capital. A summary of non-vested restricted stock award changes during the nine months ended July 31, 2009 follows:

		Weighted-
		Average Grant-
		Date Fair Value
	Shares	Per Share

Non-vested at October 31, 2008	324,923	$15.18
Granted	124,890	7.82
Vested	(8,333)	15.55
Forfeited	(129,431)	14.82

Non-vested at July 31, 2009	312,049	$12.38

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The weighted-average grant-date fair value of restricted stock granted during the nine months ended July 31, 2009 and 2008 was $7.82 and $15.15, respectively. The total fair value of restricted stock vested during the nine months ended July 31, 2009 was $0.1 million. The total fair value of restricted stock vested in 2008 prior to the Separation and in connection with the Separation was $2.3 million and $2.2 million, respectively. Total unrecognized compensation cost related to unamortized restricted stock awards was $2.5 million as of July 31, 2009. That cost is expected to be recognized over a weighted-average period of 2.0 years.
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

	Grants during
	Nine Months Ended July 31,
	2009	2008

Weighted-average expected volatility	47.0%	39.0%
Expected term (in years)	4.9-5.1	4.9-5.1
Risk-free interest rate	1.6%	3.0%
Expected dividend yield over expected term	1.0%	1.0%
Weighted-average grant-date fair value per share	$3.03	$5.32
The decrease in the weighted average grant-date fair value is primarily related to the Company’s stock price; the weighted-average market price on the date of grant was $7.82 in 2009 compared to the post-Separation price of $15.11 in 2008.
Below is a table summarizing the stock option shares activity for the 2008 Plan since October 31, 2008:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
		Price	Contractual	Value
	Shares	Per Share	Term (in years)	(000s)

Outstanding at October 31, 2008	1,214,839	$14.88
Granted	508,175	7.82
Forfeited	(344,877)	14.72

Outstanding at July 31, 2009	1,378,137	12.32	8.7	$2,154

Vested or expected to vest at July 31, 2009	1,285,094	12.28	8.7	$2,039

Exercisable at July 31, 2009	369,675	$14.29	7.8	$142

The total intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the nine months ended July 31, 2008 was $4.0 million and includes options awarded prior to the Separation to former vehicular products employees and corporate retirees whose expense is reported in discontinued operations. No stock options were exercised during the nine months ended July 31, 2009.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
A summary of the non-vested stock option shares during the nine months ended July 31, 2009 is presented below:

		Weighted-
		Average Grant-
		Date Fair Value
	Shares	Per Share

Non-vested at October 31, 2008	1,112,734	$5.34
Granted	508,175	3.03
Forfeited	(344,877)	5.15
Vested	(267,570)	5.36

Non-vested at July 31, 2009	1,008,462	$4.24

The total fair value of shares vested during the nine months ended July 31, 2009 was $1.4 million. The total fair value of shares vested from November 1, 2007 to the Separation was $3.4 million, while the total fair value of shares vested in connection with the Separation (reflecting the modification) was $14.8 million. The total fair value of shares vested following the Separation through July 31, 2008 was $0.3 million. Total unrecognized compensation cost related to stock options granted under the 2008 Plan was $3.0 million as of July 31, 2009. That cost is expected to be recognized over a weighted-average period of 2.0 years.
12. Income Taxes
The provision for income taxes is determined by applying an estimated annual effective income tax rate to income from continuing operations before income taxes. The rate is based on the most recent annualized forecast of pretax income, permanent book versus tax differences and tax credits. The Company’s estimated annual effective tax rate benefit for the nine months ended July 31, 2009 is 23.9% compared to the estimated annual effective tax rate of 40.5% for the nine months ended July 31, 2008. This reduction in the tax rate benefit is primarily related to the nondeductible portion of the goodwill impairment charge in the current year. For additional information on the goodwill impairment charge, see Note 4.
Prepaid and other current assets on the consolidated balance sheet includes an income tax receivable of $0.8 million and $1.8 million as of July 31, 2009 and October 31, 2008, respectively.
The nature of the Separation described in Notes 1 and 3 created a non-current deferred income tax asset. The non-current deferred income tax asset amount reflected on the balance sheet as of July 31, 2009 of $54.7 million includes a net non-current deferred income tax asset of $53.4 million, the current year’s estimated net operating loss (NOL) benefit of $17.9 million and a non-current liability for unrecognized tax benefit of $16.6 million. Management determined it was appropriate to establish this liability for unrecognized tax benefit associated with the Separation. A valuation allowance of $0.2 million for taxes related to losses from the Company’s foreign start-up operation is included in the NOL benefit.
Non-current unrecognized tax benefits not associated with the Separation of $0.5 million as of July 31, 2009 are related to state tax items regarding the interpretations of tax laws and regulations and are recorded in Other liabilities on the Consolidated Balance Sheet.
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
The unrecognized tax benefits at July 31, 2009 of $17.0 million (including $0.1 million for which the disallowance of such items would not affect the annual effective tax rate) primarily relates to the Separation.

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
Total environmental reserves and corresponding recoveries for Quanex’s current plants were as follows:

	July 31,	October 31,
	2009	2008
	(In thousands)

Current	$1,485	$1,800
Non-current	1,960	2,485

Total environmental reserves	3,445	4,285

Receivable for recovery of remediation costs	$4,034	$4,671

Approximately $0.5 million of the July 31, 2009 reserve represents administrative costs; the balance represents estimated costs for investigation, studies, cleanup, and treatment. The reserve has not been discounted. As discussed below, an associated $4.0 million and $4.7 million undiscounted recovery from indemnitors of remediation costs at one plant site is recorded as of July 31, 2009 and October 31, 2008, respectively. The change in the environmental reserve during the first nine months of fiscal 2009 primarily consisted of cash payments for remediation costs.
The Company’s Nichols Aluminum-Alabama, LLC (NAA) subsidiary operates a plant in Decatur, Alabama that is subject to an Alabama Hazardous Wastes Management and Minimization Act Post-Closure Permit. Among other things, the permit requires NAA to remediate, as directed by the state, historical environmental releases of wastes and waste constituents. Consistent with the permit, NAA has undertaken various studies of site conditions and, during the first quarter 2006, started a phased program to treat in-place free product petroleum that had been released underneath the plant. Based on its studies to date, which remain ongoing, the Company’s remediation reserve at NAA’s Decatur plant is $3.4 million. NAA was acquired through a stock purchase in which the sellers agreed to indemnify Quanex and NAA for identified environmental matters related to the business and based on conditions initially created or events initially occurring prior to the acquisition. Environmental conditions are presumed to relate to the period prior to the acquisition unless proved to relate to releases occurring entirely after closing. The limit on indemnification is $21.5 million excluding legal fees. In accordance with the indemnification, the indemnitors paid the first $1.5 million of response costs and have been paying 90% of ongoing costs. Based on its experience to date, its estimated cleanup costs going forward, and costs incurred to date as of July 31, 2009, the Company expects to recover from the sellers’ shareholders an additional $4.0 million. Of that, $3.1 million is recorded in Other assets, and the balance is reflected in Accounts Receivable.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Company’s final remediation costs and the timing of those expenditures will depend upon such factors as the nature and extent of contamination, the cleanup technologies employed, the effectiveness of the cleanup measures that are employed, and regulatory concurrences. While actual remediation costs, therefore, may be more or less than amounts accrued, the Company believes it has established adequate reserves for all probable and reasonably estimable remediation liabilities. It is not possible at this point to reasonably estimate the amount of any obligation for remediation in excess of current accruals because of uncertainties as to the extent of environmental impact, cleanup technologies, and concurrence of governmental authorities. The Company currently expects to pay the accrued remediation reserve through at least fiscal 2016, although some of the same factors discussed earlier could accelerate or extend the timing.
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
General
The discussion and analysis of Quanex Building Products Corporation and its subsidiaries’ financial condition and results of operations should be read in conjunction with the July 31, 2009 Consolidated Financial Statements of the Company and the accompanying notes and in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2008. References made to the “Company” or “Quanex” include Quanex Building Products Corporation and its subsidiaries and Quanex Corporation (Predecessor to Quanex Building Products Corporation) unless the context indicates otherwise.
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
In accordance with the provisions of the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), effective with the closing of the Separation on April 23, 2008, the results of operations and cash flows related to the Company’s vehicular products and non-building products related corporate items are reported as discontinued operations for all periods presented. There were no assets or liabilities of discontinued operations as of July 31, 2009 or October 31, 2008. Unless otherwise noted, all discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect only continuing operations.

Consolidated Results of Operations
Summary Information

	Three Months Ended July 31,				Nine Months Ended July 31,
	2009	2008	Change	%	2009	2008	Change	%
	(Dollars in millions)

Net sales	$164.0	$240.3	$(76.3)	(31.8)%	$390.1	$622.6	$(232.5)	(37.3)%
Cost of sales[1]	129.1	200.4	(71.3)	(35.6)	340.1	518.3	(178.2)	(34.4)
Selling, general and administrative	14.5	17.0	(2.5)	(14.7)	43.2	80.7	(37.5)	(46.5)
Impairment of goodwill and intangibles	—	—	—	—	182.6	—	182.6	100.0
Depreciation and amortization	8.0	8.5	(0.5)	(5.9)	24.6	26.6	(2.0)	(7.5)

Operating income	12.4	14.4	(2.0)	(13.9)	(200.4)	(3.0)	(197.4)	**

Operating income margin	7.6%	6.0%	1.6%		(51.4)%	(0.5)%	(50.9)%
Interest expense	(0.1)	(0.1)	—	—	(0.3)	(0.4)	0.1	(25.0)
Other, net	—	0.3	(0.3)	(100.0)	0.3	4.9	(4.6)	(93.9)
Income tax expense	(4.2)	(5.8)	1.6	(27.6)	48.0	(0.6)	48.6	(8,100.0)

Income (loss) from continuing operations	$8.1	$8.8	$(0.7)	(8.0)%	$(152.4)	$0.9	$(153.3)	**

Overview
The Company experienced a seasonal upturn in its fiscal third quarter off an all-time low in underlying demand in the first half of the year. Increased demand within the Company’s end markets, which are primarily residential housing starts and remodeling activity, exceeded internal expectations. A return to more typical seasonal patterns suggests that the end markets have bottomed, but it is uncertain as to how long the Company’s end markets will remain at today’s depressed levels. While underlying demand remains very weak, the Company’s efforts to size its operations accordingly are evident in the financial results. United States housing starts declined approximately 42% in the third quarter and 47% in the first nine months of fiscal 2009 compared to the same periods of 2008, while remodeling activity was estimated to be down 15%. Housing permits, housing starts and consumer confidence continue at low levels. Housing inventories of both new and existing homes remain at high levels, though down from the peak levels around this same time last year, and have shown signs of improvement over the past couple of months, another possible indicator of a bottom. As a result of the depressed end markets and lower commodity/aluminum prices, net sales were down 32% for the quarter and 37% for the nine months of fiscal 2009 compared to the same periods of 2008. The Company’s net sales steadily improved during the second and third fiscal quarters of 2009. The Company expects to see continued seasonal strength in demand in the fourth quarter, though October results can be impacted by early winter weather.
In response to the year-over-year drop in demand, management remains ever diligent on controlling costs and continues to reduce fixed and semi-variable expenses where possible. Additional labor was added during the fiscal third quarter to respond to increased demand, however, total headcount remains 15% below the October 31, 2008 level. The Company expects to continue to size both its business and working capital according to underlying and expected future demand in order to maximize cash generation.

[1]	Exclusive of items shown separately below.

**	Percentage change not meaningful due to impairment of goodwill and intangible assets.

For the nine months ended July 31, 2009, the Company recorded a $182.6 million non-cash impairment charge, of which $170.7 million relates to goodwill and $11.9 million relates to other acquired intangibles. While the portion related to other acquired intangibles was recognized entirely during the first quarter of fiscal 2009, the goodwill portion was estimated in the first quarter and finalized in the second fiscal quarter of 2009. During the first fiscal quarter of 2009, based on a combination of factors, the Company concluded there were sufficient indicators to require it to perform an interim goodwill impairment analysis. As of the January 31, 2009 filing, the Company had not completed the goodwill impairment analysis due to the complexities involved in determining the implied fair value of goodwill. However, based on the work performed at that time, the Company concluded that an impairment loss was probable and could be reasonably estimated. Accordingly, during the three months ended January 31, 2009, the Company recorded a $125.4 million non-cash goodwill impairment charge, representing the low end of the range of the estimated impairment loss. The Company finalized its goodwill impairment analysis during the second quarter of fiscal 2009, at which time it recorded a true-up to its first quarter estimate of $45.3 million in additional non-cash goodwill impairment charge. After recognizing a total goodwill impairment charge of $170.7 million for the nine months ended July 31, 2009, $25.2 million of goodwill remains on the Company’s balance sheet as of July 31, 2009. For additional details regarding this impairment charge, see Note 4, “Goodwill and Acquired Intangible Assets,” in the Notes to Unaudited Consolidated Financial Statements in this Form 10-Q.
Business Segments
Quanex has two reportable segments: Engineered Products and Aluminum Sheet Products. The Engineered Products segment produces finished products, components and systems serving the window and door industry, while the Aluminum Sheet Products segment produces mill finished and coated aluminum sheet serving the broader building products markets and secondary markets such as recreational vehicles and capital equipment. The main market drivers of both segments are U.S. residential housing starts and remodeling expenditures.
For financial reporting purposes, three of the Company’s four operating divisions, Homeshield, Truseal and Mikron, have been aggregated into the Engineered Products reportable segment. The remaining division, Nichols Aluminum, is reported as a separate, reportable segment (Aluminum Sheet Products), with Corporate & Other comprised of corporate office expenses and certain inter-division eliminations. The sale of products between segments is recognized at market prices. The financial performance of the operations is based upon operating income. The segments follow the accounting principles described in Item 1, Note 1 to the consolidated financial statements of the Company’s 2008 Form 10-K. The two reportable segments value inventory on a FIFO or weighted-average basis while the LIFO reserve relating to those operations accounted for under the LIFO method of inventory valuation is computed on a consolidated basis in a single pool and treated as a corporate item.
Three and Nine Months Ended July 31, 2009 Compared to Three and Nine Months Ended July 31, 2008
Engineered Products

	Three Months Ended July 31,				Nine Months Ended July 31,
	2009	2008	Change	%	2009	2008	Change	%
	(Dollars in millions)

Net sales	$93.4	$115.3	$(21.9)	(19.0)%	$223.4	$295.0	$(71.6)	(24.3)%
Cost of sales[1]	67.8	86.1	(18.3)	(21.3)	175.6	225.6	(50.0)	(22.2)
Selling, general and administrative	8.5	10.2	(1.7)	(16.7)	24.5	29.8	(5.3)	(17.8)
Impairment of goodwill and intangibles	—	—	—	—	162.2	—	162.2	100.0
Depreciation and amortization	5.9	6.4	(0.5)	(7.8)	17.7	19.8	(2.1)	(10.6)

Operating income	$11.2	$12.6	$(1.4)	(11.1)%	$(156.6)	$19.8	$(176.4)	**

[1]	Exclusive of items shown separately below.

**	Percentage change not meaningful due to impairment of goodwill and intangible assets.

Customer demand remains historically depressed; however, demand continued an upward trend of improvement that started in the second quarter and continued through the third fiscal quarter. This trend represents more typical seasonality and thus suggests that housing markets may have at least hit bottom. The U.S. housing market deteriorated approximately 42% in the third quarter and 47% in the first nine months of fiscal 2009 compared to the same periods of 2008, while residential remodeling activity was estimated to be down 15% over prior year. Net sales at Engineered Products were down less than the underlying market at 19% and 24%, respectively, for the three and nine months ended July 31, 2009. The decrease in net sales at the Engineered Products segment is due to reduced volumes attributable to the continued low levels of housing starts and lower expenditures for remodeling and repair of the housing stock. Partially offsetting this reduction was the continued growth of new programs that generally focus on increased energy efficiency, coupled with the benefit of targeted price increases that have occurred over the past year, and the Company believes some key OEM window and door customers picked up market share. While demand improved throughout the third quarter of fiscal 2009 in line with the seasonal nature of the building products’ markets, new home inventories remain at high levels when compared to sales and there is no certainty as to when housing starts will begin to show signs of long-term improvement.
Net sales less cost of sales were higher at Engineered Products for the three months ended July 31, 2009 compared to the same period last year on 19% less sales directly attributable to right-sizing efforts and target price increases that occurred over the past year coupled with the continued penetration of more energy efficient products that generally receive higher margins. Net sales less cost of sales for the nine months ended July 31, 2009 compared to the prior year were lower primarily as the result of reduced volumes from the depressed building products market as the Company had to catch-up to the larger than anticipated market decline in the first fiscal quarter. The Company has taken the necessary actions to right-size the business by reducing variable and fixed costs and will continue to size the operations to match on-going demand. Net sales less cost of sales as a percent of net sales has increased sequentially from the first quarter to the second quarter and again from the second quarter to the third quarter of fiscal 2009 as a direct result of the Company’s right-sizing efforts combined with higher sales.
The segment reduced its Selling, general and administrative costs by $1.7 million during the third quarter of 2009 and by $5.3 million during the nine months of fiscal 2009 compared to the same 2008 periods. This was achieved through various means including reduced headcount, less outside contract services, a continued emphasis on cost control for various programs and reduction in variable pay incentives corresponding to lower levels of earnings. During the first quarter of 2009, the Company completed the consolidation of two fenestration component facilities into a single facility in order to help reduce operating costs and increase operating efficiencies. The Company anticipates demand-driven sizing efforts to remain a focus during the remainder of 2009 and into fiscal 2010. The $162.2 million non-cash impairment charge reflected in the nine months results above represents $11.9 million of impairment on acquired intangible assets and $150.3 million of impairment charge on goodwill. For additional information on the impairment charges see Note 4, “Goodwill and Acquired Intangible Assets,” in the Notes to Unaudited Consolidated Financial Statements in this Form 10-Q. Depreciation and amortization has declined in 2009 compared to 2008 due to the aforementioned intangible asset impairment (other than goodwill) in the first fiscal quarter of 2009.
Aluminum Sheet Products

	Three Months Ended July 31,				Nine Months Ended July 31,
	2009	2008	Change	%	2009	2008	Change	%
	(In millions)

Net sales	$74.3	$130.5	$(56.2)	(43.1)%	$175.4	$340.9	$(165.5)	(48.5)%
Cost of sales[1]	67.1	114.2	(47.1)	(41.2)	179.7	300.4	(120.7)	(40.2)
Selling, general and administrative	1.6	2.1	(0.5)	(23.8)	4.8	6.1	(1.3)	(21.3)
Impairment of goodwill and intangibles	—	—	—	—	20.4	—	20.4	100.0
Depreciation and amortization	2.1	2.1	—	—	6.8	6.6	0.2	3.0

Operating income	$3.5	$12.1	$(8.6)	(71.1)	$(36.3)	$27.8	$(64.1)	**

Shipped pounds	65.0	74.2	(9.2)	(12.4)%	144.6	204.5	(59.9)	(29.3)%

[1]	Exclusive of items shown separately below.

**	Percentage change not meaningful due to impairment of goodwill and intangible assets.

The primary market drivers for the Aluminum Sheet Products segment (Nichols Aluminum) are North American housing starts and residential remodeling activity, which together represent approximately 65% of the segment’s sales. As discussed above, the U.S. housing market declined by 42% in the third quarter and 47% for the first nine months of the fiscal year and remodeling activity is estimated to be down by 15%.
The decrease in net sales at the Aluminum Sheet Products segment for the third quarter and first nine months of fiscal 2009 was primarily the result of a 12% and 29%, respectively, decline in shipped pounds during the quarter and the year compared to the same periods of 2008 due to the depressed end markets. Shipped pounds during the third quarter of 2009 were up approximately 49% from the second quarter 2009 levels; although shipped pounds were 12% below the prior year period, shipments have steadily improved in the second and third quarters and the backlog improved further at the end of the third quarter. The Company believes that its levels of aluminum shipments were above industry demand as the Company was able to capitalize on some short lead time sales opportunities as producers in the market continued to operate with reduced capacity. Additionally, the average selling price during the third quarter and first nine months of fiscal 2009 was approximately 35% and 27%, respectively, below the same periods last year primarily due to lower aluminum prices. The London Metals Exchange (LME) aluminum price fell dramatically during the first quarter of 2009, down approximately 32% to an inflation adjusted record low price of $0.63 per pound. LME aluminum prices continued to fall in the second quarter of 2009 to a new inflation-adjusted low of $0.57 per pound before climbing back to approximately $0.80 per pound by the end of the third quarter.
The segment reduced its Selling, general and administrative costs by $0.5 million during the third quarter of 2009 and by $1.3 million during the nine months of fiscal 2009 compared to the same 2008 periods. This was achieved through various means including reduced staffing and reduction in variable pay incentives corresponding to lower levels of earnings. The $20.4 million non-cash impairment charge reflected in the nine months ended July 31, 2009, results represents the write-off of all of the segment’s goodwill. For additional information on the goodwill impairment charge see Note 4, “Goodwill and Acquired Intangible Assets,” in the Notes to Unaudited Consolidated Financial Statements in this Form 10-Q.
Operating income decreased at the Aluminum Sheet Products segment for the three and nine months ended July 31, 2009, compared to prior year primarily as a result of reduced spreads (sales price less material costs) and lower volumes. Third quarter 2009 spreads, though 26% below prior year, increased 56% sequentially over the second quarter of 2009 as the high-cost aluminum scrap inventories built in the first quarter had been worked off coupled with improved material spreads associated with rising LME aluminum prices. The operating income decline for the nine months ended July 31, 2009 was negatively impacted by the buildup of inventory that took place in the first fiscal quarter of 2009 and as LME aluminum prices continued a sharp decline. The historically low aluminum prices, combined with relatively high cost aluminum scrap inventory negatively impacted the segment’s spread through the first half of the year.
Corporate and Other

	Three Months Ended July 31,				Nine Months Ended July 31,
	2009	2008	Change	%	2009	2008	Change	%
	(Dollars in millions)

Net sales	$(3.7)	$(5.5)	$1.8	(32.7)%	$(8.7)	$(13.3)	$4.6	(34.6)%
Cost of sales[1]	(5.8)	0.1	(5.9)	**	(15.2)	(7.7)	(7.5)	97.4
Selling, general and administrative	4.4	4.7	(0.3)	(6.4)	13.9	44.8	(30.9)	(69.0)
Depreciation and amortization	—	—	—	—	0.1	0.2	(0.1)	(50.0)

Operating income	$(2.3)	$(10.3)	$8.0	(77.7)%	$(7.5)	$(50.6)	$43.1	(85.2)%

[1]	Exclusive of items shown separately below.
**	Percentage change is not meaningful.

Corporate and other, which are not in the segments mentioned above, include inter-segment eliminations, the consolidated LIFO inventory adjustments (calculated on a combined pool basis), if any, corporate office expenses, and Quanex Building Products Corporation’s portion of transaction-related costs. Net sales amounts represent inter-segment eliminations between the Engineered Products segment and the Aluminum Sheet Products segment with an equal and offsetting elimination in Cost of sales. Included in Cost of sales for the three and nine months ended July 31, 2009 was $2.3 million and $6.8 million, respectively, of LIFO income related to the estimated year-end LIFO inventory adjustment. The comparative quarter and year to date 2008 periods include $5.5 million of expense. LIFO related expense/income is derived from management’s estimate of year-end inventory volume and pricing. Management is currently estimating that aluminum scrap values held by the Company will be lower at October 31, 2009 compared to October 31, 2008. Accordingly, 75% of the projected 2009 year-end LIFO adjustment was recorded during the nine months ended July 31, 2009. Management updates this estimate each quarter in an effort to determine what amount, if any, should be recorded in the period. The actual adjustment is trued-up in the fourth quarter once the year-end volume levels and pricing are known.
Selling, general and administrative costs were lower during the nine months ended July 31, 2009 compared to the same 2008 period as a direct result of $26.5 million of transaction related expenses in 2008. There were no transaction related expenses during the third quarter 2009 and 2008. Following is the breakdown of transaction-related expenses that contributed to the decreased Selling, general and administrative costs:

	Nine Months Ended
	July 31,
	2009	2008

Quanex Building Product’s share of spin-off transaction costs	$0.1	$2.9
Stock-based compensation expense — modification impact	—	22.8
Acceleration of executive incentives and other benefits	—	0.8

Total transaction related expense	$0.1	$26.5

In addition to transaction costs, Selling, general, and administrative costs for the three and nine months ended July 31, 2009, declined due to lower variable pay incentive costs corresponding to the Company’s lower earnings. During the quarter, partially offsetting this decline was mark-to-market expense associated with the deferred compensation plan in 2009 compared to mark-to-market income during the third quarter of 2008. For the nine months ended July 31, 2009, mark-to-market expense associated with the deferred compensation plan declined by $0.7 million year over year. Although the nine months ended July 31, 2009 reflected mark-to-market expense from the increase in the Company’s stock price as well as the market value of other investments held by the deferred compensation plan during the 2009 period, mark-to-market expense was much more significant in the corresponding 2008 period due to the increase in the Company’s stock price from November 1, 2007 to April 23, 2008 (the period immediately preceding the Separation).
Other items
Other, net typically includes interest income earned on the Company’s cash and equivalents and changes associated with the cash surrender value of life insurance. Other income declined for the nine months ended July 31, 2009 compared to the respective 2008 periods primarily due to the 2008 positive impact of the Separation on the Company’s rabbi trust; at Separation in April 2008, the Company’s rabbi trust earned $4.0 million related to merger proceeds to be received from Quanex Corporation shares held by the rabbi trust immediately preceding the Separation. Furthermore, other income is lower in 2009 compared to 2008 due to lower interest rates for the Company’s investments.
The Company’s estimated annual effective tax rate and tax rate benefit for the three and nine months ended July 31, 2009 is 34.0% and 23.9%, respectively, compared to the estimated annual effective tax rate of 39.5% and 40.5% for the three and nine months ended July 31, 2008. This tax rate benefit for the nine months ended July 31, 2009 is unusually low primarily due to the nondeductible portion of the goodwill impairment charge in the current fiscal year. In contrast, the 2008 rate was higher than normal due to transaction costs that were non-deductible for tax purposes with pretax income in 2008. For further discussion of the goodwill impairment charge see Note 4, “Goodwill and Acquired Intangible Assets,” in Notes to Unaudited Consolidated Financial Statements in this Form 10-Q.

Outlook
The Company believes that high unemployment, large inventories of homes for sale, shaky consumer confidence and troubling rates of home foreclosures will continue to negatively impact its outlook for the next twelve months. However, on a more optimistic note, the Company does believe that both new home construction and remodeling activity have finally bottomed. Because the Company is uncertain as to how long its end markets will remain at today’s depressed levels, it will continue to operate its businesses with minimal levels of materials and reduced staffs. This uncertainty carries through to the Company’s inability to precisely estimate segment operating income for its fourth quarter. At this time, the Company expects Engineered Products to report $8 million to $10 million of pre-tax income, and Aluminum Sheet Products to report $4 million to $6 million of pre-tax income in the fourth quarter. These estimates exclude corporate expenses. The Company continues to expect a loss for fiscal 2009, excluding impairment charges and LIFO amounts.
Liquidity and Capital Resources
Sources of Funds
The Company’s principal sources of funds are cash on hand, cash flow from operations, and borrowings under its $270.0 million Senior Unsecured Revolving Credit Facility (the Credit Facility). As of July 31, 2009, the Company has a solid liquidity position, comprised of cash and equivalents and adequate availability under the Company’s Credit Facility. The Company has $99.9 million of cash and equivalents, $121.1 million of current availability under the revolving credit facility and minimal debt of $2.3 million as of July 31, 2009. The Company has grown its cash and equivalents balance steadily throughout 2009 from $67.4 million as of October 31, 2008 to $99.9 million at July 31, 2009.
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

As of July 31, 2009, the Company had no borrowings under the Credit Facility, and the Company was in compliance with all Credit Facility covenants. Although there were no borrowings on the Credit Facility and there was only $5.8 million of outstanding letters of credit under the Credit Facility, the aggregate availability under the Credit Facility was limited by the Consolidated Leverage Ratio resulting in an availability of $121.1 million at July 31, 2009. Because the Consolidated Leverage Ratio is based on EBITDA, falling earnings over the last 12 months and reduced earnings for any future periods could continue to impact the amount available under the Credit Facility in future quarters, absent any pro-forma EBITDA benefit from any potential acquisitions.
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
The Company’s working capital from continuing operations was $144.6 million on July 31, 2009, which is above working capital at October 31, 2008 of $131.5 million. Conversion capital (accounts receivable plus inventory less accounts payable) from continuing operations declined by $28.1 million during the nine months of 2009, decreasing working capital. The Company is taking aggressive measures with its working capital management, especially during the current economic environment and as a result saw a significant decline in its conversion capital during the first half of the fiscal year. With the seasonal growth in sales during the quarter, working capital has seen a corresponding increase during the quarter but is still well below prior year levels. Notably, the Company has reduced inventory by $23.7 million since October 31, 2008, with particular progress at the Company’s Aluminum Sheet Products segment, where inventory pounds were reduced by 40%. Offsetting this reduction in conversion capital is the growth in the Company’s cash and equivalents balance during the year; this includes the receipt of $15.4 million in cash from Gerdau, which represented the final Separation true-up and pertained to the settlement of transaction taxes (as the Separation was a taxable spin).
The following table summarizes the Company’s cash flow results from continuing operations for the nine months ended July 31, 2009 and 2008:

	Nine Months Ending July 31,
	2009	2008
	(In millions)

Cash flows from operating activities	$32.6	$33.9
Cash flows from investing activities	$(11.8)	$(11.6)
Cash flows from financing activities	$11.6	$29.9
Highlights from the Company’s cash flow results for the nine months ended July 31, 2009 and 2008 are as follows:
Operating Activities — Continuing Operations
The decrease of $1.3 million in cash provided by operating activities from continuing operations for the first nine months of fiscal 2009 compared to the same period last year is primarily related to the decline in year over year operating income from its businesses as a direct result of the depressed housing market and the additional reduction in demand for aluminum sheet products. Partially offsetting this was a reduction in conversion capital in 2009 compared to an increase in conversion capital in 2008; this improvement contributed $48.4 million more in operating cash flow during the nine months ended July 31, 2009 than compared to the same period of 2008. Even with the extreme fall in demand in the Company’s end markets, the Company generated good operating cash flow of $32.6 million during the nine months ended July 31, 2009 with its strongest operating cash flow of 2009 during the third quarter. The Company expects additional operating cash flow in the fourth quarter of fiscal 2009 as it continues in its seasonally stronger periods and continues to focus on maximizing its cash flow. The Company estimates that it will contribute no more than $4.2 million to its pension plan during the remainder of fiscal 2009, and does not expect to make any estimated federal tax payments for the remainder of fiscal 2009.

Investing Activities — Continuing Operations
Cash spending from investing activities from continuing operations during the nine months ended July 31, 2009 increased by $0.2 million compared to the same prior year period. The $1.3 million increase in capital expenditures primarily pertains to required maintenance items at a certain plant in the Company’s Aluminum Sheet Products segment. The Company expects 2009 capital expenditures not to exceed $18.0 million, but is reviewing all capital projects for reductions in spending and/or deferrals to the extent such reductions will not weaken the Company’s ability to service its customers and maintain historical levels of operating excellence. The Company’s full fiscal year 2008 capital spending was $15.8 million. At July 31, 2009, the Company had commitments of approximately $3.9 million for the purchase or construction of capital assets. The Company plans to fund these capital expenditures through cash flow from operations.
During the quarter ended July 31, 2009, the Company received $1.0 million of proceeds from a property insurance claim related to a tornado that struck and damaged the Company’s Mikron facility in Richmond, Kentucky. To date, the Company has spent a portion of these proceeds, reflected in capital expenditures on the statement of cash flows. Repairs are ongoing; however, the Company believes that its net overall cash flows from this event will be minimal due to the Company’s insurance coverage.
The Company continues to evaluate various building products companies as potential acquisitions; however, under the current economic environment, the Company is focused on preserving capital and thus only anticipates consummating those transactions that can be secured at attractive valuations.
Financing Activities — Continuing Operations
The Company received $18.3 million less from financing activities from continuing operations during the nine months ended July 31, 2009 compared to the same prior year period primarily due to items related to the Separation. In 2008, the Company received $32.7 million of funding from Quanex Corporation (the Company’s predecessor) from the Separation pursuant to the terms of the transaction related agreements; this consisted of a $20.9 million initial funding from Quanex Corporation, a net $6.9 million in true-up payments from Gerdau for the settlement of stock options and change of control agreements and $5.0 million from Gerdau related to Quanex Corporation’s convertible debentures. In 2009, the Company received $15.4 million from Gerdau representing the fourth and final true-up and relating to distribution taxes pursuant to the terms of the transaction related agreements. The Company does not anticipate any further cash from financing activities related to the Separation.
Cash provided from financing activities also declined in 2009 from the Company’s payment of dividends during the first nine months of 2009. In the first nine months of fiscal 2009, the Company paid quarterly dividends of $0.03 per common share, which amounted to $3.4 million compared to $1.1 million in the same prior year period. There were no similar quarterly dividend distributions in continuing operations during the first half of fiscal 2008 as the dividend payment during such period was made by the Company’s legal predecessor, Quanex Corporation, and thus is reported in cash used for financing activities from discontinued operations. The Company expects to continue to pay quarterly cash dividends hereafter although payment of future cash dividends will be at the discretion of the board of directors after taking into account various factors, including the Company’s financial condition and operating results, along with current and anticipated cash needs.
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
Discontinued operations’ cash flows from investing activities were $34.1 million for the nine months ended July 31, 2008. In 2008, discontinued operations received $40.0 million from the liquidation of its remaining auction rate securities and spent $6.2 million on capital expenditures for the vehicular products business. In contrast, there were no investing activity cash flows from discontinued operations for 2009 as the Separation occurred on April 23, 2008.

Discontinued operations used $46.2 million in cash from financing activities for the nine months ended July 31, 2008. In 2008, discontinued operations provided funding of $20.9 million to Quanex Building Products (see corresponding receipt in continuing operations’ 2008 financing activities), paid $10.4 million in Quanex Corporation dividends for quarterly dividends prior to the Separation, and paid $18.8 million for the conversion of a portion of its convertible debentures; this use of cash in 2008 was partially offset by proceeds from stock option exercises. In contrast, there were no financing activity cash flows from discontinued operations for 2009 as the Separation occurred on April 23, 2008.
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
The Company holds Treasury Money Market Fund investments that are classified as cash equivalents and are measured at fair value on a recurring basis, based on quoted prices in active markets for identical assets (Level 1). The Company had cash equivalent investments totaling approximately $97.0 million at July 31, 2009.
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
At July 31, 2009, the Company had fixed-rate debt totaling $0.2 million or 7% of total debt, which does not expose the Company to the risk of earnings loss due to changes in market interest rates. The Company and certain of its subsidiaries’ floating-rate obligations totaled $2.1 million, or 93% of total debt at July 31, 2009. Based on the floating-rate obligations outstanding at July 31, 2009, a one percent increase or decrease in the average interest rate would result in a change to pre-tax interest expense of approximately $21 thousand.
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
Nichols Aluminum maintains a balanced metals book position which excludes a normal operational inventory level. This operating inventory level as a matter of practice is not hedged against material price (LME) movements. This practice reflects that over the commodity price cycle, no gain or loss is incurred on this inventory. Through the use of firm price raw material purchase commitments and LME contracts, the Company intends to protect cost of sales from the effects of changing prices of aluminum. To the extent that the raw material costs factored into the firm price sales commitments are matched with firm price raw material purchase commitments, changes in aluminum prices should have no effect. During fiscal 2009 and 2008, the Company primarily relied upon firm price raw material purchase commitments to protect cost of sales tied to firm price sales commitments. At July 31, 2009, there were 103 open LME forward contracts associated with metal exchange derivatives covering notional volumes of 5.7 million pounds with a fair value mark-to-market net gain of approximately $0.8 million. These contracts were not designated as hedging instruments, and any mark-to-market net gain or loss was recorded in cost of sales with the offsetting amount reflected as a current asset or liability on the balance sheet. At October 31, 2008, there were no open LME forward contracts associated with metal exchange derivatives.
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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (1934 Act) as of July 31, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2009, the disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
During the third fiscal quarter of 2009, the Company implemented SAP, an integrated enterprise resource planning (ERP) system, at the Company’s Mikron division resulting in significant changes to its business processes and therefore its controls. In connection with the transition to the new ERP system, the Company implemented certain compensating manual procedures and controls at Mikron to ensure the effectiveness of the Company’s internal control over financial reporting. Once the transition is completed, the Company believes these compensating procedures and controls will no longer be required.
There have been no other changes in internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

*31.1	Certification by chief executive officer pursuant to Rule 13a-14(a)/15d-14(a).

*31.2	Certification by chief financial officer pursuant to Rule 13a-14(a)/15d-14(a).

*32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
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

QUANEX BUILDING PRODUCTS CORPORATION
/s/ Brent L. Korb
Brent L. Korb
Date: September 4, 2009	Senior Vice President — Finance and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibits

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

*31.1	Certification by chief executive officer pursuant to Rule 13a-14(a)/15d-14(a).

*31.2	Certification by chief financial officer pursuant to Rule 13a-14(a)/15d-14(a).

*32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.