Form 10-K
period 2009-10-31
Quanex Building Products CORP
filed 2009-12-18
CIK 1423221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2009
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting common equity held by non-affiliates as of April 30, 2009, computed by reference to the closing price for the Common Stock on the New York Stock Exchange, Inc. on that date, was $382,576,097. Such calculation assumes only the registrant’s current officers and directors were affiliates of the registrant.
At December 15, 2009, there were outstanding 37,827,670 shares of the registrant’s Common Stock, $0.01 par value.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed with the Commission within 120 days of October 31, 2009 are incorporated herein by reference in Part III of this Annual Report.

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
The Company’s businesses are managed on a decentralized basis and operate in two reportable business segments: Engineered Products and Aluminum Sheet Products. Each business has administrative, operating and marketing functions. The Company measures each business’ earnings, cash flow and return on investment and seeks to reward superior performance with incentive compensation, which is a significant portion of total compensation for salaried employees. Intercompany sales are conducted on an arms-length basis. Operational activities and policies are managed by corporate officers and key division executives. Also, a small corporate staff provides corporate accounting, financial and treasury management, tax, legal, internal audit, information technology and human resource services to the operating divisions.
Quanex is a technological leader in the production of aluminum flat-rolled products, flexible insulating glass spacer systems, solar panel sealants, extruded plastic profiles, and precision-formed metal and wood products which primarily serve the North American building products markets. The Company uses low-cost production processes, and engineering and metallurgical expertise to provide customers with specialized products for specific applications. Quanex believes these capabilities also provide the Company with unique competitive advantages. The Company’s growth strategy is focused on nurturing and developing its Engineered Products businesses, introducing innovative products and components, and pursuing expansion through organic growth and the acquisition of companies that produce similar products and serve similar building products markets in North America, Europe and Asia.
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

Notwithstanding the legal form of the Separation, because Gerdau merged with and into Quanex Corporation immediately following the spin-off and because the senior management of Quanex Corporation continued as the senior management of Quanex Building Products Corporation following the spin-off, the Company considers Quanex Building Products Corporation as divesting the Quanex Corporation vehicular products segment and non-building products related corporate items and have treated it as the “accounting successor” to Quanex Corporation for financial reporting purposes in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification (ASC) Topic 505-60 “Spinoffs and Reverse Spinoffs” (ASC 505-60).
In accordance with the provisions of ASC Topic 205-20 “Presentation of Financial Statements — Discontinued Operations” (ASC 205-20) effective with the Separation on April 23, 2008, the results of operations, financial position and cash flows related to the vehicular products business and non-building products related corporate items are reported as discontinued operations for all periods presented. There were no assets or liabilities of discontinued operations as of October 31, 2009 or 2008. Unless otherwise noted, all disclosures in the notes accompanying the Consolidated Financial Statements reflect only continuing operations.
Business Developments
The Company has grown primarily through the strategic acquisition of residential-related building products businesses that complement its overall product base. The following business developments occurred in the past five years. On December 9, 2004, the Company completed the acquisition of all of the outstanding stock, through a subsidiary merger, of Mikron, a manufacturer of engineered vinyl and thermoplastic alloy composite window components, window coverings and door components. Mikron serves the residential building and remodeling markets. Headquartered in the Seattle suburb of Kent, Washington, Mikron operates modern and highly automated extrusion facilities located in the Kent area, Richmond, KY, and Winnebago, IL. The Company paid $197.5 million in cash including the working capital adjustment, a purchase price adjustment and transaction fees.
In addition, in the last five years, the Company added a facility in Dubuque, Iowa for manufacturing of residential fenestration products. The Company has a leased facility in Suzhou, China. The Company relocated some manufacturing lines to the China facility; however, the facility is not operating and the Company is still currently servicing foreign sales through domestic capacity.
Quanex Building Products LLC was formed in Delaware on December 12, 2007, by Quanex Corporation to hold substantially all of the building products business of Quanex Corporation and to facilitate the separation of its vehicular products and building products businesses through the spin-off and the Quanex/Gerdau merger.
Manufacturing Processes, Markets, and Product Sales by Business Segment
The Company has 18 manufacturing facilities, including one non-operating facility, in 10 states in the United States, and one non-operating facility in Suzhou, China. These facilities feature efficient plant design and flexible manufacturing processes, enabling the Company to produce a wide variety of custom engineered products and components for the residential building products markets. The Company is able to maintain minimal levels of finished goods inventories at most locations because it typically manufactures products upon order to customer specifications. Payments for purchases and collections from customers are generally consistent with industry practices which are based on average 30 day terms for Engineered Products and 60 days for Aluminum Sheet Products. The Company believes it maintains lower than industry average working capital levels that have historically been funded through cash flow from operations. The majority of the Company’s products are sold into the building products markets. Residential housing starts and remodeling expenditures are the primary market drivers.

For financial information regarding each of the Company’s reportable business segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and Note 12 to the Consolidated Financial Statements. For net sales of the Company by major product lines see Note 12 to the Consolidated Financial Statements. For the year ended October 31, 2009, one customer, Andersen Corporation, represented $62.7 million or 11% of the consolidated net sales of the Company. For the year ended October 31, 2008, one customer, Associated Materials, Inc., represented $105.8 million or 12% of the consolidated net sales of the Company. Both of the Company’s segments make sales to both Andersen Corporation and Associated Materials, Inc. For the year ended October 31, 2007, no one customer represented 10% or more of the consolidated net sales of the Company.
Quanex operates in two reportable business segments: Engineered Products and Aluminum Sheet Products.
Engineered Products
The Engineered Products segment is comprised of five fabricated metal components operations, two facilities producing wood fenestration (door and window) components, four polyvinyl chloride (vinyl) extrusion facilities, a flexible insulating glass spacer operation and a facility that services automated equipment for assembling insulating glass units. The segment’s operations produce window and door components for Original Equipment Manufacturers (OEMs) that primarily serve the residential construction and remodeling markets. Products include insulating glass spacer/sealant systems, thin film solar panel sealants, window and patio door screens, aluminum cladding and other roll formed metal window components, door components such as thresholds and astragals, moldings, residential exterior products, engineered vinyl and composite patio door, window profiles and custom window grilles, and trim and architectural moldings in a variety of woods primarily for the home improvement and residential construction markets.
Engineered Products’ extrusion operations use highly automated production facilities to manufacture vinyl and composite profiles, the framing material used by fenestration OEMs in the assembly of vinyl windows and patio doors. Value-added capabilities include compound blending, window system design, tooling design and fabrication, in-line weatherstrip installation and miter cutting, and co-extrusion of integrated weather-resistant coatings. Metal fabrication operations include roll forming, stamping, and end-product assembly to produce a variety of fenestration products. The insulating glass sealant business uses compound-extrusion and laminating technology to produce highly engineered, butyl-based window spacer products used to separate two or three panes of glass in a window sash to improve its thermal performance. Engineered Products customers’ end-use applications include windows and window components, entry and patio door systems, and custom hardwood architectural moldings and solar panels. Key success factors range from design and development expertise to flexible, world class quality manufacturing capability, unique patented products and just-in-time delivery.
Aluminum Sheet Products
The Aluminum Sheet Products segment is comprised of an aluminum mini-mill operation and three stand-alone aluminum sheet cold finishing operations. Aluminum sheet finishing capabilities include reducing reroll (hot-rolled aluminum sheet) coil to specific gauge, annealing, slitting and custom coating. Customer end-use applications include window screen frames and screens, exterior home trim, fascias, roof edgings, soffits, downspouts and gutters. The product is packaged and delivered for use by various customers primarily in the building and construction markets. Secondary markets include transportation (truck trailer, RV and mobile home panels) and capital goods.

The segment’s aluminum mini-mill which can produce approximately 360 million annualized finished pounds uses an in-line casting process. The mini-mill converts aluminum scrap to reroll through melting, continuous casting, and in-line hot rolling processes. It also has aluminum scrap shredding and blending capabilities, as well as two rotary barrel melting furnaces, a delacquering furnace and a dross recovery system that broaden the mini-mill’s use of raw materials, allowing it to utilize a broader range of scrap, while improving raw material yields. Scrap is blended using computerized processes to most economically achieve the desired molten aluminum alloy composition. Management believes our production capabilities result in a significant conversion cost advantage and savings from reduced raw material costs, optimized scrap utilization, reduced unit energy cost and lower labor costs.
For financial information related to each segment, see Note 12 of the Financial Statements contained in this Annual Report on Form 10-K.
Strategy
Management’s vision is to become the leading manufacturer of fenestration components, recognized for leading edge product and process technology, best in class customer service, and excellent returns on investment. Execution of the following strategies will be essential for attainment of this vision:
•
Achieve robust organic growth fueled by unmatched customer service, new product introduction, a systems approach and development of superior product attributes, particularly thermal efficiency, enhanced functionality, weatherability, appearance and best-in-class quality for Engineered Products;

•	Offer logistic solutions that provide our customers with just-in-time service and lower processing costs;

•
Enhance profitability through continued efforts to adopt, promulgate and formalize Lean Manufacturing practices within both core businesses and future acquisitions, including eliminating waste, minimizing scrap, optimizing work flow and improving productivity;

•	Lead the Company’s industry in safety, the reduction of accidents and education of the Company’s work force in safety practices;

•	Attract and retain outstanding leadership and facilitate broad-based employee development through open communication, active feedback, meaningful goal setting and well-designed incentives; and

•	Pursue an active acquisition program to grow the existing fenestration footprint through expansion of components and systems the Company offers and market channels it serves.
Raw Materials and Supplies
The Engineered Products businesses purchase a diverse range of raw materials, which include coated and uncoated aluminum sheet, wood (both hardwood and softwood), polyvinyl chloride, epoxy resin and butyl. In most cases, the raw materials are available from several suppliers at market prices. Aluminum sheet is generally purchased from the Aluminum Sheet Products business at prices based upon arms-length transactions. Sole sourcing arrangements are entered into from time to time if beneficial savings can be realized and only when it is determined that a vendor can reliably supply all of the business’s raw material requirements.
The Aluminum Sheet Products business’ most significant raw material is aluminum scrap purchased on the open market, where availability and delivery can be adversely affected by, among other things, extreme weather conditions. Firm fixed price forward purchases matched to firm fixed price forward sales are used on a limited basis to hedge against fluctuations in the price of aluminum scrap required to manufacture products for fixed-price sales contracts. To a lesser extent, aluminum ingot futures contracts are bought and sold on the London Metal Exchange to hedge aluminum scrap requirements.
The Company believes that none of its sole sourcing arrangements are material.

Backlog
At October 31, 2009, Quanex’s backlog of orders to be shipped to customers in the next twelve months was approximately $56.6 million, comprised of $10.0 million for the Engineered Products segment and $46.6 million for the Aluminum Sheet Products segment. This compares to approximately $36.3 million at October 31, 2008, comprised of $9.9 million for the Engineered Products segment and $26.4 million for the Aluminum Sheet Products segment. The increase at Aluminum Sheet Products is a result of customer restocking and increased Nichols Aluminum market share partially offset by lower aluminum prices. Because many of the markets in which Quanex operates have short lead times, the Company does not believe that backlog figures are reliable indicators of annual sales volume or operating results.
Competition
The Company’s products are sold under highly competitive conditions. The Company competes with a number of companies, some of which have greater financial resources than Quanex. Competitive factors include product quality, price, delivery, and the ability to manufacture to customer specifications. The volume of aluminum mill sheet products, engineered products and extruded building products the Company manufactures represent a small percentage of annual domestic production.
The operations of the Engineered Products business compete with a range of small and midsize metal, vinyl and wood fabricators and wood molding facilities. The Company also competes against sealant firms and insulating glass panel wholesalers. Competition is primarily based on regional presence, custom engineering, product development, quality, service and price. The operations also compete with in-house operations of vertically integrated fenestration OEMs. Some of the primary competitors of the Engineered Products business include Royal Group, Veka, Deceuninck, Edgetech, PPG Industries, Allmetal, and Ritescreen.
The Aluminum Sheet Products business competes with small to large aluminum sheet manufacturers such as Aleris, Jupiter, Alcoa, and JW Aluminum, some of which are divisions or subsidiaries of major corporations with substantially greater resources than the Company. The Company competes in common alloy coil-coated and mill finished products, primarily on the basis of the breadth of product lines, the quality and responsiveness of its services, and price.
Sales and Distribution
The Company has sales representatives in many parts of the United States, Canada, China and to a lesser extent in Europe and Asia. The Engineered Products segment’s products are sold primarily to OEMs through its company direct sales force, along with the limited use of distributors to market wood moldings in foreign countries. The Aluminum Sheet Products segment’s products are sold to OEM and distribution customers through both direct and indirect sales groups.
Seasonal Nature of Business
Sales for both the Engineered Products and Aluminum Sheet Products businesses are seasonal. Winter weather typically reduces homebuilding and home improvement activity. The Company typically experiences its lowest sales during the first half of its fiscal year. Profits tend to be lower in quarters with lower sales because a high percentage of manufacturing overhead and operating expense is due to labor and other costs that are generally semi-variable throughout the year.

Service Marks, Trademarks, Trade Names, and Patents
The Company’s federally registered trademarks or service marks include QUANEX, QUANEX and design, TRUSEAL TECHNOLOGIES, DURASEAL, DURALITE, SOLARGAIN EDGE TAPE, ENVIROSEALED WINDOWS, ENVIROLITE, EDGETHERM, COLONIAL CRAFT, MIKRON, MIKRONWOOD, MIKRONBLEND, MIKRON BLEND and design, ENERGYCORE, FUSION INSULATED SYSTEM, STYLELOCK, STYLELOCK and design, K2 MIKRON and design, HOMESHIELD, HOMESHIELD and design, and STORM SEAL. The trade name Nichols Aluminum is used in connection with the sale of our aluminum mill sheet products. The HOMESHIELD, COLONIAL CRAFT, TRUSEAL TECHNOLOGIES, MIKRON and QUANEX word and design marks and associated trade names are considered valuable in the conduct of business. The Company’s business generally does not depend upon patent protection, but patents obtained at its vinyl extrusion, fabricated metal component operations and window sealant business units remain critical in providing a competitive advantage over other building products manufacturers. The Company’s vinyl extrusion business unit obtains patent protection for various dies and other tooling created in connection with its production of customer-specific designs and extrusions. The Company’s fabricated metal components business obtains patent protection for its thresholds which gives it an advantage in the threshold market. The Company’s window sealant business unit relies on patents to protect the design of several of its window spacer products. Although the Company holds numerous patents, the proprietary process technology that has been developed is also the source of considerable competitive advantage.
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
Environmental and Employee Safety Matters
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

Total environmental reserves and corresponding recoveries for Quanex’s current plants were as follows:

	October 31,
	2009	2008
	(In thousands)

Current(1)	$1,485	$1,800
Non-current	1,767	2,485

Total environmental reserves	$3,252	$4,285

Receivable for recovery of remediation costs	$3,437	$4,671

Approximately $0.5 million of the October 31, 2009 reserve represents administrative costs; the remaining balance represents estimated costs for investigation, studies, cleanup, and treatment. The reserve has not been discounted. As discussed below, an associated $3.4 million and $4.7 million undiscounted recovery from indemnitors of remediation costs at one plant site is recorded as of October 31, 2009 and October 31, 2008, respectively. The change in the environmental reserve during the year ended October 31, 2009 primarily consisted of cash payments for remediation costs.
The Company’s Nichols Aluminum-Alabama, LLC (NAA) subsidiary operates a plant in Decatur, Alabama that is subject to an Alabama Hazardous Wastes Management and Minimization Act Post-Closure Permit. Among other things, the permit requires NAA to remediate, as directed by the state, historical environmental releases of wastes and waste constituents. Consistent with the permit, NAA has undertaken various studies of site conditions, and during the first quarter of 2006, started a phased program to treat in-place free product petroleum that had been released underneath the plant. Based on its studies to date, which remain ongoing, the Company’s remediation reserve at NAA’s Decatur plant is $3.3 million. NAA was acquired through a stock purchase in which the sellers agreed to indemnify Quanex and NAA for identified environmental matters related to the business and based on conditions initially created or events initially occurring prior to the acquisition. Environmental conditions are presumed to relate to the period prior to the acquisition unless proved to relate to releases occurring entirely after closing. The limit on indemnification is $21.5 million excluding legal fees. In accordance with the indemnification, the indemnitors paid the first $1.5 million of response costs and have been paying 90% of ongoing costs. Based on its experience to date, its estimated cleanup costs going forward, and costs incurred to date as of October 31, 2009, the Company expects to recover from the sellers’ shareholders an additional $3.4 million. Of that, $2.9 million is recorded in Other assets on the Consolidated Balance Sheets, and the remaining balance is reflected in Accounts receivable.
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

(1)	Reported in Accrued liabilities on the Consolidated Balance Sheets

Compliance
Quanex incurred expenses of approximately $1.1 million during fiscal 2009 in order to comply with existing environmental regulations. This compares to $1.3 million of expense incurred during fiscal 2008. For fiscal 2010, the Company estimates expenses at its facilities will be approximately $1.1 million for continuing environmental compliance. There were no material capital expenditures for environmental matters during fiscal 2009 or 2008 and no material environmental capital expenditure is planned for fiscal 2010. Future expenditures relating to environmental matters will depend upon the application to the Company and its facilities of future regulations and government decisions. The Company will continue to have expenditures beyond fiscal 2010 in connection with environmental matters, including control of air emissions, control of water discharges and plant decommissioning costs. It is not possible at this time to reasonably estimate the amount of those expenditures, except as discussed above, due to uncertainties about emission levels, control technologies, the positions of governmental authorities and the application of requirements to the Company. Based upon its experience to date, the Company does not believe that its compliance with environmental requirements will have a material adverse effect on its operations, financial condition, or cash flows.
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
Employees
The Company had 1,964 employees at October 31, 2009 and approximately 1,975 at December 15, 2009. Of the total employed, approximately 26% are covered by collective bargaining agreements. Following is a table of collective bargaining agreements currently in place.

			Covered
			Employees
Facility	Expires	Union	at 10/31/09

Nichols Aluminum-Lincolnshire	Jan. 2013	International Association of Machinists and Aerospace Workers	87

Truseal Technologies	Dec. 2009(1)	United Steelworkers of America	137

Nichols Aluminum-Alabama	May 2011	United Steelworkers of America	67

Nichols Aluminum-Davenport/Casting	Nov. 2011	International Brotherhood of Teamsters	223

(1)
Truseal Technologies, Inc. (Truseal) and United Steel Workers Local 8411 (USW) have been engaged in negotiations for a new labor contract since September of 2009. The current labor contract expired December 15, 2009 without the parties having reached a new agreement. Regretfully, the USW has called a strike. Truseal believes that its final offer is equitable and competitive with manufacturing companies in Southeast Kentucky for both wages and benefits. Truseal is continuing manufacturing operations in Barbourville, Kentucky.

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
General
Investor Information:
For Investor Relations’ matters or to obtain a printed copy of the Company Code of Business Conduct and Ethics, Corporate Governance Guidelines or charters for the Audit, Compensation and Management Development, and Nominating and Corporate Governance Committees of the Board of Directors, send a request to the Company’s principal address below or inquiry@quanex.com. This material may also be obtained from the Company website at www.quanex.com by following the “Corporate Governance” link.
The Company’s required regulatory filings such as annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available free of charge through the Company’s website, as soon as reasonably practicable after they have been filed with or furnished to the Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 (the 1934 Act). Forms 3, 4 and 5 filed with respect to equity securities under Section 16(a) of the 1934 Act are also available on the Company’s website. All of these materials are located at the “Investor Relations” link under SEC filings. They can also be obtained free of charge upon request to inquiry@quanex.com or to the Company’s principal address below.
Communications with the Company’s Board of Directors:
Persons wishing to communicate to the Company’s Board of Directors or specified individual directors may do so by sending them in care of The Chairman of the Board of Directors at the Company’s principal address below or hotline@quanex.com.
Hotline
Accounting Issues:
Persons who have questions or concerns regarding potential questionable accounting, internal accounting controls or auditing matters may submit them to the Senior Vice President — Finance & Chief Financial Officer at the Company’s principal address or hotline@quanex.com.
Such communications will be kept confidential to the fullest extent possible. If the individual is not satisfied with the response, they may contact the Audit Committee or the Nominating and Corporate Governance Committee of the Board of Directors of the Company. If concerns or complaints require confidentiality, then this confidentiality will be protected, subject to applicable laws.

Reporting Potential Illegal or Unethical Behavior:
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
Additionally, many of the effects and consequences of the global financial crisis and a broader global economic downturn are currently unknown; any one or all of them could potentially have a material adverse effect on the Company’s liquidity and capital resources. There could be a number of follow-on effects on the Company’s business, including insolvency of key suppliers resulting in product delays, inability of customers to obtain credit to finance purchases of the Company’s products, an inability of customers to pay accounts receivable owed to the Company, or delays in the payment of such receivables. Additionally, if these economic conditions persist, the Company’s assets may become further impaired.

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
Quanex requires significant amounts of raw materials, substantially all of which are purchased from outside sources. The Company does not have long-term contracts for the supply of most of its raw materials. The availability and prices of raw materials may be subject to curtailment or change due to new laws or regulations, suppliers’ allocations to other purchasers, or interruptions in production by suppliers. In addition, the operation of the Company’s facilities requires substantial amounts of electric power and natural gas. Any change in the supply of, or price for, these raw materials could affect its ability to timely produce products for its customers.
The Company depends on supplier relationships, insurance providers, and other vendors, and any disruption in these relationships may cause damage to its customer relationships or delays to its business.
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
The primary drivers of the Company’s business are housing starts and remodeling expenditures. The building and construction industry is cyclical and seasonal, and product demand is based on numerous factors such as interest rates, general economic conditions, consumer confidence and other factors beyond the Company’s control. Declines in housing starts and remodeling expenditures due to such factors could have a material adverse effect on the Company’s business, results of operations and financial condition. The downturn in the housing market has had an adverse effect on the operating results of the Company’s building products business. Further deterioration or prolonged depressed states in industry conditions or in the broader economic conditions of the markets where the Company operates could further decrease demand and pricing for its products and have additional adverse effects on its operations and financial results.

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
The Company cannot provide any assurance that it will be able to identify appropriate acquisition candidates or, if it does, that it will be able to successfully negotiate the terms of an acquisition, finance the acquisition, or integrate the acquired business effectively and profitably into its existing operations. Integration of future acquired businesses could disrupt the Company’s business by diverting management’s attention away from day-to-day operations. Further, failure to successfully integrate any acquisition may cause significant operating inefficiencies and could adversely affect the Company’s profitability. Consummating an acquisition could require the Company to raise additional funds through additional equity or debt financing. Additional equity financing could depress the market price of the Company’s common stock.
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
The Company’s operations rely heavily on its employees, and any labor shortage, disruption or stoppage caused by poor relations with its employees and/or renegotiation of labor contracts could shut down certain of its operations. Approximately 26% of the Company’s employees are covered by collective bargaining agreements which expire between 2009 and 2013. It is possible that the Company could become subject to additional work rules imposed by agreements with labor unions, or that work stoppages or other labor disturbances could occur in the future, any of which could impact financial results. Similarly, any failure to negotiate a new labor agreement when required might result in a work stoppage that could reduce the Company’s operating margins and income.
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
An interruption in production capabilities at any of the Company’s facilities as a result of equipment failure or other reasons could result in the Company’s inability to produce its products, which would reduce its sales and earnings for the affected period. In addition, the Company generally manufactures its products only after receiving the order from the customer and thus does not hold large inventories. If there is a stoppage in production at any of the Company’s manufacturing facilities, even if only temporarily, or if the Company experiences delays as a result of events that are beyond its control, delivery times could be severely affected. Any significant delay in deliveries to the Company’s customers could lead to increased returns or cancellations and cause the Company to lose future sales. The Company’s manufacturing facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions or violent weather conditions. The Company has in the past and may in the future experience plant shutdowns or periods of reduced production as a result of equipment failure, delays in deliveries or catastrophic loss, which could have a material adverse effect on the Company’s results of operations or financial condition. The Company may not have adequate insurance to compensate it for all losses that result from any of these events.

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

The Company’s credit facility contains certain financial covenants that limit the aggregate availability of funds.
The availability of funds under the credit facility is a function of both the facility amount utilized and meeting covenant requirements. The aggregate availability under the Credit Facility is limited by the Consolidated Leverage Ratio which is based on EBITDA. These restrictions on fund availability could:
•	limit the Company’s ability to plan for or react to market conditions or meet capital needs
•	restrict activities or business plans
•	adversely affect the Company’s ability to fund operations, or engage in other business activities that would be in the Company’s interest.
Failure to obtain alternative financing created by a potential breach of the lender’s funding commitment could negatively impact the Company’s growth strategy.
The turmoil affecting the banking system and financial markets during the prior year has resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency and equity markets. There is no assurance that the Company’s lenders will provide any future funding under the credit facility. If the Company’s lenders were unable or unwilling to fulfill their lending commitment, the Company would be required to seek alternative funding sources in order to conduct operations. Alternative funding could result in higher interest rates. However, there can be no assurance that alternative financial resources will be available promptly, on favorable terms or at all. Failure to obtain necessary funding could adversely affect the Company’s short-term liquidity and ability to make investment in research and development to fund new product initiatives, continue to upgrade process technology and manufacturing capabilities, and actively seek out potential acquisition candidates and could adversely affect our business, financial condition and operating results.
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
The Company is currently leasing a facility in China although no manufacturing is currently being performed. Any expansion to markets outside the United States will present different and successive risks, expenses and difficulties with regard to applying or modifying our business model to different countries and regions of the world. There can be no assurance that any of the Company’s efforts to expand outside the United States will prove successful, that it will not incur operating losses in the future as a result of these efforts or that such efforts will not have a material adverse impact.

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

Location	Principal Products

Engineered Products Segment
Rice Lake, Wisconsin	Fenestration products
Chatsworth, Illinois	Fenestration products (two plants)(1)
The Dalles, Oregon	Fenestration products
Leased (expires 2017)
Richmond, Indiana	Fenestration products
Solon, Ohio	Flexible spacer and adhesive research & sales
Leased (expires 2017)
Barbourville, Kentucky	Flexible spacer/solar adhesives
Luck, Wisconsin	Fenestration products
Richmond, Kentucky	Vinyl extrusions
Winnebago, Illinois	Vinyl extrusions
Mounds View, Minnesota	Fenestration products
Leased (expires 2011)
Kent, Washington	Vinyl and composite extrusions (two plants)
Leased (leases expiring 2010 and 2011)
Dubuque, Iowa	Fenestration products
Leased (expires 2012)
Suzhou, China	Flexible spacer/solar adhesives(1)
Leased (expires 2018)

Aluminum Sheet Products Segment
Lincolnshire, Illinois	Aluminum sheet finishing
Davenport, Iowa	Aluminum sheet and finishing (two plants)
Decatur, Alabama	Aluminum sheet finishing
Owned and leased (expires 2018)

Executive Offices
Houston, Texas	Corporate Office
Leased (expires 2015)
The Company believes that its properties are generally in good condition, are well maintained, and are generally suitable and adequate to carry on the Company’s business. In fiscal 2009, the Company’s facilities operated at approximately 46% of capacity.
Item 3. Legal Proceedings
The Company believes there are no new material legal proceedings to which Quanex, its subsidiaries, or their property is subject. For discussion of environmental issues, see Item 1 of this Form 10-K, Note 16 to the Consolidated Financial Statements, located in Item 8 of this Form 10-K.

(1)	One of the two facilities in Chatsworth, Illinois and the Suzhou, China facility were not operating at October 31, 2009.

Item 4. Submission of Matters to a Vote of Security Holders
None.
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Quanex Building Products’ common stock, $0.01 par value, is traded on the New York Stock Exchange, under the ticker symbol NX. The following tables present the quarterly common stock cash dividends and the high and low closing prices for the Company’s common stock during each fiscal quarter within the two most recent fiscal years.
Quarterly Common Stock Cash Dividends

Paid during the Quarter Ended	2009	2008(1)

January	$0.03	$0.14
April	0.03	0.14
July	0.03	0.03
October	0.03	0.03

Total	$0.12	$0.34

Quarterly Common Stock Sales Price (High & Low Sales Price) (2)

Quarter Ended	2009	2008

January	$10.42	$53.40
	6.40	36.08
April	11.00	55.42
	5.13	14.85
July	12.65	17.98
	8.92	14.04
October	16.73	18.18
	11.60	7.77
The terms of Quanex’s revolving credit agreement do not specifically limit the total amount of dividends or other distributions to its shareholders. Dividends and other distributions are permitted so long as after giving effect to such dividend or stock repurchase, there is no event of default.
There were approximately 4,326 holders of Quanex Building Product’s common stock (excluding individual participants in securities positions listings) on record as of December 14, 2009.

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

The following graph compares the performance of the Company’s common stock to the performance of the Standard & Poor’s 500 Index (S&P 500), the Russell 2000 Index, and the Company’s peer group.

	Base
	Period	Indexed Returns for Quarters Ended
Company Name / Index	4/23/08	4/30/08	7/31/08	10/31/08	1/31/09	4/30/09	7/31/09	10/31/09
Quanex	100	113.18	102.74	61.23	56.93	69.01	80.26	100.59
S&P 500 Index	100	100.41	92.35	71.01	61.00	64.95	73.92	77.97
Russell 2000 Index	100	101.17	101.28	76.49	63.42	70.07	80.29	81.43
Industry Peer Group	100	104.08	93.50	70.22	57.84	68.12	78.87	73.13
Quanex Building Products Corporation was initially listed and began trading on the New York Stock Exchange on April 24, 2008. The graph assumes $100 invested on April 23, 2008 in Quanex Building Products Corporation common stock, in the S&P 500, Russell 2000 Index and in the Industry Peer Group. The companies included in the Industry Peer Group are: American Woodmark Corp, Apogee Enterprises Inc, Builders Firstsource, Building Materials HLDG CP, Drew Industries Inc, Eagle Materials Inc, Gibraltar Industries Inc, Griffon Corp, Louisiana-Pacific Corp, NCI Building Systems Inc, Simpson Manufacturing Inc and Trex Co Inc.

Equity Compensation Plan Information
The following table summarizes as of October 31, 2009 certain information regarding equity compensation to the Company’s employees, officers, directors and other persons under equity compensation plans.
Equity Compensation Plan Information

Number of securities
	Number of securities		remaining available for future
	to be issued upon	Weighted-average	issuance under equity
	exercise of outstanding	exercise price of	compensation plans (excluding
	options, warrants and	outstanding options,	securities reflected in
Plan Category	rights	warrants and rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,409,921	$12.38	1,169,697
Item 6. Selected Financial Data
The following selected consolidated financial data for the years ended October 31, 2005 through October 31, 2009 is derived from the Company’s audited Consolidated Financial Statements. All periods have been adjusted on a retroactive basis to give effect for the Separation as well as the Company’s March 2006 and December 2004 three-for-two stock splits in the form of a stock dividend. Unless otherwise noted, all information in the table below reflects only continuing operations. The data set forth should be read in conjunction with the Company’s Consolidated Financial Statements and accompanying notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K. The historical information is not necessarily indicative of the results to be expected in the future.
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

Selected Financial Data 2005 — 2009

	Fiscal years ended October 31,
	2009	2008(1)	2007(1)	2006(1)	2005(1)(2)
	(In thousands, except per share data and employees)

Selected Operating Results Data:
Net sales	$585,010	$868,933	$963,974	$1,043,773	$952,025
Operating income (loss)(3)	(180,081)	20,981	88,169	104,764	103,229
Income (loss) from continuing operations	(137,091)	15,904	57,131	64,956	61,456
Percent of net sales	(23.4)%	1.8%	5.9%	6.2%	6.5%
Income (loss) from discontinued operations, net of tax(3)	—	5,675	77,491	95,227	93,704
Net income (loss)(3)	$(137,091)	$21,579	$134,622	$160,183	$155,160

Diluted Earnings Per Share Data:
Income (loss) from continuing operations	$(3.67)	$0.41	$1.45	$1.64	$1.54
Net income (loss)	$(3.67)	$0.56	$3.41	$4.08	$3.95

Cash dividends declared(4)	$0.1200	$0.3400	$0.5600	$0.4833	$0.3733

Financial Position—Year End:
Total assets, including discontinued operations(5)	$543,600	$680,847	$1,334,822	$1,202,151	$1,114,778
Asset turnover (continuing)	1.0	1.4	1.6	1.7	1.9
Working capital (continuing)	178,543	131,452	38,438	37,457	34,179
Current ratio (continuing)	2.8 to 1	2.1 to 1	1.4 to 1	1.3 to 1	1.3 to 1

Total debt	$2,266	$2,551	$4,015	$6,736	$9,256
Stockholders’ equity	422,526	547,828	883,149	758,515	656,742

Total capitalization	$424,792	$550,379	$887,164	$765,251	$665,998

Depreciation and amortization	32,715	35,072	37,991	36,999	32,701
Capital expenditures, net	16,153	15,815	15,904	27,072	28,087

Other Data:
Continuing return on investment-percent	(28.0)%	2.3%	7.0%	9.2%	10.7%
Continuing return on common stockholders’ equity-percent	(28.3)%	2.2%	7.0%	9.2%	10.6%
Average number of employees	1,961	2,373	2,744	3,084	2,883
Net sales per average employee	$298	$366	$351	$338	$330

(1)
During the second quarter of 2008, the Company spun off Quanex Corporation’s Building Products business immediately followed by the merger of Quanex Corporation (consisting primarily of the Vehicular Products business and all non-Building Products related corporate accounts) with a wholly-owned subsidiary of Gerdau. During the fourth quarter of 2005, the Company sold its Temroc business and in the first quarter of 2005, the Company sold its Piper Impact business. Accordingly, the assets and liabilities of the Vehicular Products business and all non-Building Products related corporate accounts, Temroc, and Piper Impact are reported as discontinued operations in the Consolidated Balance Sheets for all periods presented, and their operating results are reported as discontinued operations in the Consolidated Statements of Income for all periods presented (see Note 3 in Item 8).

(2)
In December 2004, the Company acquired Mikron and accounted for the acquisition under the purchase method of accounting. Accordingly, Mikron’s estimated fair value of assets acquired and liabilities assumed in the acquisition and the results of operations are included in the Company’s Consolidated Financial Statements as of the effective date of the acquisition.

(3)
Includes effects in fiscal 2009 of the Company’s $182.6 million (pretax) and $141.4 million (after-tax) asset impairment charge in accordance with ASC Topic 350 and ASC Topic 360. Includes effects in fiscal 2005 of Temroc’s $13.1 million (pretax and after-tax) asset impairment charge in accordance with ASC Topic 350 and ASC Topic 360.

(4)
The quarterly common stock cash dividends prior to April 23, 2008 reflect dividends of Quanex Corporation prior to the Separation, while dividends after April 23, 2008 reflect dividends of Quanex Building Products, the accounting successor to Quanex Corporation.

(5)	Total assets include assets of discontinued operations of $742.3 million, $582.1 million, and $490.9 million at October 31, 2007, 2006, and 2005, respectively.

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

Separation and Merger
The Company operates two businesses: Engineered Products and Aluminum Sheet Products. The Engineered Products business produces window and door components for OEMs that primarily serve the North American residential construction and remodeling markets. The Aluminum Sheet Products business produces mill finished and coated aluminum sheet serving the broader building and construction markets, as well as other transportation and capital goods markets.
Prior to April 23, 2008, the Company also operated a Vehicular Products business which produced engineered steel bars for the light vehicle, heavy duty truck, agricultural, defense, capital goods, recreational and energy markets.
As more fully described in Notes 1 and 3 of the Consolidated Financial Statements in Item 8, on April 23, 2008, Quanex Corporation spun off its building products businesses in a taxable spin and merged its vehicular products business with a wholly-owned subsidiary of Gerdau S.A. (Gerdau). Notwithstanding the legal form of the transactions, because of the substance of the transactions, Quanex Building Products Corporation was the divesting entity and treated as the “accounting successor,” and Quanex Corporation was the “accounting spinnee” for financial reporting purposes in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification (ASC) Topic 505-60 “Spinoffs and Reverse Spinoffs” (ASC 505-60).
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
In accordance with the provisions of ASC Topic 205-20 “Presentation of Financial Statements — Discontinued Operations” (ASC 205-20), effective with the closing of the Separation on April 23, 2008, the results of operations and cash flows related to the Company’s vehicular products and non-building products related corporate items are reported as discontinued operations for all periods presented. There were no assets or liabilities of discontinued operations as of October 31, 2009 or 2008. Unless otherwise noted, all disclosures in the notes accompanying the Consolidated Financial Statements as well as all discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect only continuing operations.
Transaction Expenditures
In connection with the Separation, the Company recognized $0.1 million and $16.8 million of transaction expenses during the twelve months ended October 31, 2009 and October 31, 2008, respectively, that were expensed as incurred. All of the year ended October 31, 2009 expenses are recognized in Selling, general and administrative expenses. Of the transaction expenses recognized for the year ended October 31, 2008, $2.9 million is included in Selling, general and administrative expenses and $13.9 million is included in discontinued operations. In accordance with the Separation related agreements, transaction costs related to the merger were to be paid entirely by Gerdau, whereas the transaction costs related to the spin-off of Quanex Building Products were to be split 50/50 between Gerdau and Quanex Building Products Corporation. As such, Quanex Building Products’ portion of the spin-off transaction costs is presented in Selling, general and administrative expenses and all merger related transaction costs and the remaining spin-off costs are presented in discontinued operations. Further details of the spin-off and merger transaction costs are presented in the Corporate & Other Results of Operations section below and in Notes 1 and 3 of Item 8.

Results of Operations
Summary Information as % of Sales

	Years Ended October 31,(1)
	2009		2008		2007
	Dollar	% of	Dollar	% of	Dollar	% of
	Amount	Sales	Amount	Sales	Amount	Sales
	(Dollars in millions)

Net sales	$585.0	100%	$868.9	100%	$964.0	100%
Cost of sales(2)	489.3	84	717.3	83	767.1	80
Selling, general and administrative	60.5	10	95.5	11	70.7	7
Impairment of goodwill and intangibles	182.6	31	—	—	—	—
Depreciation and amortization	32.7	6	35.1	4	38.0	4

Operating income (loss)	(180.1)	(31)	21.0	2	88.2	9

Interest expense	(0.5)	—	(0.5)	—	(0.6)	—
Other, net	0.4	—	5.2	1	0.3	—
Income tax (expense) benefit	43.0	7	(9.8)	(1)	(30.8)	(3)

Income from continuing operations	$(137.2)	(23)%	$15.9	2%	$57.1	6%

(1)	All periods presented exclude the vehicular products business and all non-building products related corporate accounts which are included in discontinued operations.

(2)	Exclusive of items shown separately below.
Overview
The Company continued to experience downward trends in its primary end markets resulting in a decline in sales and overall operating income. Housing starts have declined significantly in recent years from record highs in fiscal 2005 of over 2.0 million to 1.9 million in 2006, 1.4 million in 2007, and 0.9 million in 2008. Fiscal 2009 housing starts are estimated to be below 0.6 million units, down approximately 30% from prior year. Additionally, residential remodeling is estimated to be down approximately 10% in fiscal 2009 compared to 2008 following a 10% decline the previous year. While the condition of the company’s primary end markets remain historically weak, the Company continues to demonstrate its ability to outperform the market by its deftness at developing new products, cultivating new customers, as well as benefiting from its longstanding relationships with leading customers who the Company believes continue to grow share. All of these factors, coupled with a continuous focus on the controllable internal factors and financial position of the Company, resulted in the Company not only performing relatively well in difficult times, but positioning it to gain additional market share, and grow as the housing market recovers.
The first half of fiscal year 2009 was extremely difficult, driven by the collapse of the housing market along with a collapse of aluminum prices to an inflation adjusted record low. With markets still depressed, the Company saw a sales improvement in the second half of the fiscal year due to a better than expected seasonal pickup from the building season. Despite the difficult economic challenges in 2009 and resulting pressure on sales volume, Quanex produced respectable cash generation in 2009, the result of significant improvements in working capital, a focus on cost controls, lean initiatives and price realization.

The Company believes that consumer demand for more energy efficient products and its ability to provide innovative window and door systems, in addition to stand-alone components, will fuel its organic growth. The Company works closely with its customers in all phases of product development, which is critical to increasing revenue and a significant factor for its success in this otherwise difficult period. Efforts are also ongoing to increase business in the repair and remodel sector of the residential market. Demographics for long-term housing demand in the United States remain favorable when factoring the projected population increase and continuing immigration. Quanex began cross-selling initiatives in 2009 that combine the best design, engineering and marketing talent within Engineered Products. The Company believes that taking a more disciplined approach to the way it seeks new business opportunities will make it a more successful company and a stronger competitor by offering customers a more robust slate of systems, products and services. The Company is elevating its programs to develop more energy efficient products and just introduced a product (EnergyCore) that it believes is the most energy efficient window system in the country. These programs and initiatives coupled with an eventual return to a normal housing market will benefit the segment over the long-term.
In addition to the housing market impact on the Company’s net sales and operating income, the Company incurred impairments of its goodwill, and to a lesser extent, its other intangible assets in fiscal 2009 of $182.6 million. For additional information on the impairment charges see Note 4, “Goodwill and Acquired Intangible Assets,” in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K. In fiscal 2008, transaction and other non-cash Separation expenses negatively impacted the Company’s Selling, general and administrative expense and the resulting overall operating income by $26.5 million. Partially offsetting this in fiscal 2008 was the recognition of $4.0 million in Other, net for the receipt of merger proceeds by the Company’s Rabbi trust.
Business Segments
Business segments are reported in accordance with ASC Topic 280 “Segment Reporting” (ASC 280). ASC 280 requires that the Company disclose certain information about its operating segments, where operating segments are defined as “components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (CODM) in deciding how to allocate resources and in assessing performance”. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments.
Quanex has two reportable segments: Engineered Products and Aluminum Sheet Products. The Engineered Products segment produces finished products, components and systems serving the window and door industry, while the Aluminum Sheet Products segment produces mill finished and coated aluminum sheet serving the broader building products markets and secondary markets like recreational vehicles and capital equipment. The main market drivers of the two segments are residential housing starts and remodeling expenditures.
For financial reporting purposes, three of the Company’s four operating segments, Homeshield, Truseal and Mikron, have been aggregated into the Engineered Products reportable segment. The remaining division, Nichols Aluminum (Aluminum Sheet Products), is reported as a separate reportable segment with Corporate & Other comprised of corporate office expenses and certain inter-division eliminations. The sale of products between segments is recognized at market prices. The financial performance of the operations is based upon operating income. The segments follow the accounting principles described in the Summary of Significant Accounting Principles, see Item 8, Note 1. The two reportable segments value inventory on a FIFO or weighted-average basis while the LIFO reserve relating to those operations accounted for under the LIFO method of inventory valuation is computed on a consolidated basis in a single pool and treated as a corporate item.

Engineered Products — Three Years Ended October 31, 2009
The following table sets forth selected operating data for the Engineered Products segment:

	Years Ended October 31,			% Change
	(Dollars in millions)			2009 vs.	2008 vs.
	2009	2008	2007	2008	2007
Net sales	$323.3	$407.9	$457.8	(20.7)%	(10.9)%
Cost of sales(1)	244.6	312.8	346.7	(21.8)	(9.8)
Selling, general and administrative	34.3	39.1	39.4	(12.3)	(0.8)
Impairment of goodwill and intangibles	162.2	—	—	100.0	—
Depreciation and amortization	23.6	26.1	27.9	(9.6)	(6.5)

Operating income (loss)	$(141.4)	$29.9	$43.8	**	(31.7)%
Operating income (loss) margin	(43.7)%	7.3%	9.6%
The primary market drivers for the Engineered Products segment are North American housing starts and residential remodeling expenditures. The U.S. housing market deteriorated approximately 30% from 2008 to 2009 following a 31% decline from fiscal 2007 to 2008 while residential remodeling activity is estimated to be down 10% in each of the last two fiscal years. Comparatively, net sales at Engineered Products were down only 21% in fiscal 2009 and only 11% in fiscal 2008. The Company’s ability to consistently outperform the market, even in this very tough economic environment, is testimony to the market-leading positions its customers hold in the window and door industry, and of significant importance, the Company’s collaboration with them on a broad range of new product and program initiatives.
The 21% and 11% decline in net sales at the Engineered Products segment in fiscal 2009 and fiscal 2008, respectively, is due to reduced volumes attributable to the continued falloff of housing starts and lower remodeling and repair expenditures. Partially offsetting the impact of the market falloff was targeted price increases that took effect across the segment in late 2008 and 2009 and the continued growth of new products and programs. Additionally, the Company believes that the steady demand it saw during the fiscal fourth quarter of 2009 indicated that the Company’s customers continue to find success gaining more share in the residential remodeling and replacement market, driven in part by the $1,500 tax credit for purchasing energy efficient replacement windows. The Engineered Products segment continues to develop and is currently producing and selling products that position it well for the anticipated increase in “Green Building” as the Company’s thermally-efficient products are viewed more favorably by consumers when compared to less efficient products. Additionally, the Company’s current product offerings position it well as more stringent building codes and standards are instituted, the broadest of which are the new Energy Star standards that become more stringent in future years.
Net sales less cost of sales for fiscal 2009 compared to 2008 and 2007 have declined each year primarily as the result of reduced volumes from the depressed building products market over the periods. The Company has taken the necessary actions to right-size the business by reducing variable and fixed costs and will continue to size the operations to match on-going demand. Net sales less cost of sales as a percent of net sales has increased sequentially from the first quarter of 2009 to the fourth quarter of fiscal 2009 as a direct result of the Company’s right-sizing efforts and price realization combined with higher sales volume. As a result of the Company’s ability to right-size to demand, along with price realization and growth in higher margin products, the margins for the full year of fiscal 2009 rose to fiscal 2007 levels even though housing starts in fiscal 2009 were less than half those in 2007.

(1)	Exclusive of items shown separately below.

**	Percentage change not meaningful due to impairment of goodwill and intangible assets.

The segment reduced its Selling, general and administrative costs in fiscal 2009 compared to fiscal 2008 by $4.8 million. This was achieved through various means including reduced headcount, less outside contract services, a continued emphasis on cost control for various programs and reduction in variable pay incentives corresponding to lower levels of earnings. During the first quarter of 2009, the Company completed the consolidation of two fenestration component facilities into a single facility in order to help reduce operating costs and increase operating efficiencies. The Company anticipates demand-driven sizing efforts will remain a focus in fiscal 2010. The $162.2 million non-cash impairment charge reflected in 2009 represents $11.9 million of impairment on acquired intangible assets and $150.3 million of impairment charge on goodwill. For additional information on the impairment charges see Note 4, “Goodwill and Acquired Intangible Assets,” in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K. Depreciation and amortization has declined in 2009 compared to 2008 due to the aforementioned intangible asset impairment (other than goodwill) in the first fiscal quarter of 2009.
On December 15, 2009, Truseal’s contract with the local Southeast Kentucky United Steel Workers union expired; regretfully, a new agreement was not reached and the union has chosen to strike. The Company will incur some additional costs, including legal, security and freight costs, to handle the strike. In the meantime, the Company does not expect any significant impact to its ongoing operations as Truseal is continuing and expects to continue to operate its plant in Barbourville, Kentucky and service its customers. For additional discussion see the section “Employees” under Item 1 of this Form 10-K.
Aluminum Sheet Products — Three Years Ended October 31, 2009
The following table sets forth selected operating data for the Aluminum Sheet Products segment:

	Years Ended October 31,			% Change
	(Dollars in millions)			2009 vs.	2008 vs.
	2009	2008	2007	2008	2007
Net sales	$273.7	$479.9	$524.2	(43.0)%	(8.5)%
Cost of sales(1)	264.1	422.7	439.5	(37.5)	(3.8)
Selling, general and administrative	6.6	8.1	9.1	(18.5)	(11.0)
Impairment of goodwill and intangibles	20.4	—	—	100.0	—
Depreciation and amortization	9.0	8.8	9.9	2.3	(11.1)

Operating income (loss)	$(26.4)	$40.3	$65.7	**	(38.7)
Operating income (loss) margin	(9.6)%	8.4%	12.5%
Shipped pounds	223.0	285.2	311.0	(21.8)%	(8.3)%
The primary market drivers for the Aluminum Sheet Products segment are North American housing starts and residential remodeling activity which together represent about 65% of the segment’s sales. As previously discussed, these primary market drivers declined from 2007 to 2009.
The decrease in net sales at the Aluminum Sheet Products segment was primarily the result of reduced volume due to the very soft primary and secondary markets; pounds shipped declined by 22% in fiscal 2009 compared to fiscal 2008 following an 8% volume decline in 2008 compared to 2007. The Company believes that its aluminum shipments were in line with industry demand during the first half of fiscal 2009 but were better than industry demand during the second half of the fiscal year as the Company was able to capitalize on short lead time sales opportunities and solid execution by the Aluminum Sheet Products team. Additionally, 2009 net sales were down as the average selling price during 2009 was approximately 27% below the same 2008 period primarily due to lower aluminum prices. The London Metals Exchange (LME) aluminum price fell dramatically during the first quarter of 2009, down approximately 32% to an inflation adjusted record low price of $0.63 per pound. LME aluminum prices continued to fall in the second quarter of 2009 to a new inflation-adjusted low of $0.57 per pound before climbing back to approximately $0.80 per pound by the end of the third quarter and remaining relatively flat through the end of fiscal 2009. Average selling prices were relatively flat in 2008 compared to 2007. LME for aluminum pricing is the most commonly used index for correlating aluminum sheet prices.

(1)	Exclusive of items shown separately below.

**	Percentage change not meaningful due to impairment of goodwill.

The segment reduced its Selling, general and administrative costs by $1.5 million in fiscal 2009 compared to 2008 levels and by $1.0 million in 2008 compared to 2007. These reductions were achieved through various means including reduced staffing and reduction in variable pay incentives corresponding to lower levels of earnings. Depreciation declined beginning in 2008 as capital expenditures are being held in line by the current economic environment. The $20.4 million non-cash impairment charge reflected in the 2009 results represents the write-off of all of the segment’s goodwill. For additional information on the goodwill impairment charge see Note 4, “Goodwill and Acquired Intangible Assets,” in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.
Operating income decreased at the Aluminum Sheet Products segment for 2009 compared to 2008 primarily as a result of reduced spreads (sales price less material costs) and lower volumes. Fiscal 2009 spreads per pound were down 27% over spreads per pound in fiscal 2008. Spreads and operating income were negatively impacted by about $13 million in the first half of 2009 due to high scrap inventories combined with the dramatic fall in aluminum prices. The historically low aluminum prices, combined with relatively high cost aluminum scrap inventory, negatively impacted the segment’s spread through the first half of the year. Spread per pound and operating income in the second half of 2009 improved over the first half driven primarily by higher LME aluminum prices. Spread per pound in 2008 was down approximately 7% compared to 2007; this decline in spread was primarily due to a lower mix of painted sheet and to a lesser extent in 2008 from pricing from over capacity pressures. Also contributing to the decline in operating income in 2008 compared to 2007 were increased utility and freight costs.
The Aluminum Sheet Products’ operating income and margins are impacted by changes in LME as material spreads are correlated with aluminum prices over time. Declines in LME result in spread compression; however, as LME rebounds, spread and profits expand.
Corporate and Other — Three Years Ended October 31, 2009

	Years Ended October 31,			$ Change
	(Dollars in millions)			2009 vs.	2008 vs.
	2009	2008	2007	2008	2007
Net sales	$(12.0)	$(18.9)	$(18.0)	$6.9	$(0.9)
Cost of sales(1)	(19.4)	(18.2)	(19.1)	(1.2)	0.9
Selling, general and administrative	19.6	48.3	22.2	(28.7)	26.1
Depreciation and amortization	0.1	0.2	0.2	(0.1)	—

Operating income (loss)	$(12.3)	$(49.2)	$(21.3)	$36.9	$(27.9)

Corporate and other operating expenses, which are not in the segments mentioned above, include inter-segment eliminations, the consolidated LIFO inventory adjustments (calculated on a combined pool basis) corporate office expenses and Quanex Building Products Corporation’s portion of transaction-related costs. Net sales amounts represent inter-segment eliminations between the Engineered Products segment and the Aluminum Sheet Products segment with an equal and offsetting elimination in Cost of sales. LIFO adjustments are reported in Corporate Cost of sales. The Company incurred LIFO income of $7.8 million during fiscal year 2009 primarily due to a reduction in aluminum scrap values held by the Company. This compares to expense of $0.4 million in fiscal 2008 and income of $1.3 million in 2007 in the form of LIFO inventory adjustments. Fluctuations associated with the LIFO inventory adjustment comprise a majority of the change from year to year in the Corporate and Other Net Sales less Cost of sales.

(1)	Exclusive of items shown separately below.

Selling, general and administrative costs were unusually high in fiscal 2008 as a direct result of $26.5 million of transaction related expenses from the Separation in 2008. Following is the breakdown of transaction-related expenses (in millions):

	2009	2008	2007
Quanex Building Product’s share of spin-off transaction costs	$0.1	$2.9	$—
Stock-based compensation expense — modification impact	—	22.8	—
Acceleration of executive incentives and other benefits	—	0.8	—

Total transaction related expenses	$0.1	$26.5	$—

Quanex Building Products Corporation’s portion of spin-off transaction costs include investment banking fees paid upon consummation of the spin-off, legal fees and accounting related fees, amounting to $2.9 million in 2008. The Company effectively treated the Separation as though it constituted a change in control for purposes of the Company’s stock option plans, restricted stock plans, long-term incentive plans and non-employee director retirement plan. As a result, all unvested stock options, restricted shares and long-term incentives vested as set forth in the Separation related agreements prior to completion of the Separation on April 23, 2008. Additionally, all outstanding stock options were to be cash settled by Gerdau following the Separation. The amounts presented above are only the incremental amount of expense that was recognized as a result of the accelerated vesting of the various awards and ultimate cash settlement of the stock options. Also, the amounts presented above represent only the expense associated with active Quanex Building Products Corporation employees and directors as of the time of the Separation. The same such expense related to Vehicular Products and former vehicular and corporate employees and directors is included in discontinued operations.
In addition to transaction costs, Selling, general, and administrative costs for fiscal 2009, declined due to lower variable pay incentive costs corresponding to the Company’s lower earnings and lower professional fees. Partially offsetting these declines was an increase in mark-to-market expense associated with the deferred compensation plan reflecting the increase in the Company’s stock price as well as the market value of other investments held by the deferred compensation plan during the 2009 period.
Other Items — Three Years Ended October 31, 2009
Interest expense for fiscal 2009 was $0.5 million compared to $0.5 million in fiscal 2008 and $0.6 million in fiscal 2007. No amounts were borrowed against the revolving credit facility during fiscal 2009, 2008, or 2007.
Other, net typically includes interest income earned on the Company’s cash and equivalents and changes associated with the cash surrender value of life insurance. Other, net for fiscal 2009 was income of $0.4 million compared to $5.2 million in fiscal 2008 and $0.4 million in fiscal 2007. Other, net for fiscal 2008 reflects the positive impact of the Separation on the Company’s Rabbi trust. Prior to the Separation, the Rabbi trust held Quanex Corporation common stock which was recorded as contra-equity at historical cost. Upon completion of the Separation the Rabbi trust was separated between Quanex Building Products Corporation and Gerdau. For each share held in the Quanex Building Products Rabbi trust, it received the merger proceeds of $39.20 per share and one share of Quanex Building Products common stock. The shares of Quanex Building Products common stock are recorded at the same historical cost as before as a contra-equity, whereas any cash held by the Rabbi trust is consolidated in Other current assets. The merger proceeds equated to $4.0 million to the Rabbi trust, which was recorded as income in Other, net in the second fiscal quarter of 2008.

The Company’s annual effective tax benefit for fiscal 2009 was 23.9% compared to 38.1% in fiscal 2008 and 35.0% in fiscal 2007. This tax rate benefit for 2009 is unusually low primarily due to the nondeductible portion of the goodwill impairment charge in the current fiscal year. In contrast, the 2008 rate was higher than normal due to transaction costs that were non-deductible for tax purposes with pretax income in 2008. For further discussion of the goodwill impairment charge see Note 4, “Goodwill and Acquired Intangible Assets,” in Notes to Consolidated Financial Statements in Item 8 of this Form 10-K. The lower effective rate in 2007 is primarily attributable to an update of the rate on deferred balances.
Income from discontinued operations, net of taxes was $5.7 million and $77.5 million for fiscal 2008 and 2007, respectively, and consists largely of the results of the Vehicular Products business and all non-Building Products related corporate accounts which were spun off as a result of the Separation. Fiscal 2008’s results represent only six months of ownership prior to the Separation compared to a full year in 2007. Additionally, 2008 is burdened with Gerdau’s share of transaction costs, stock-based compensation modification impact for vehicular products and former corporate employees and loss on extinguishment of convertible debentures. See Note 3 of Item 8 for further information regarding the composition of discontinued operations.
Outlook-Fiscal 2010
High unemployment, relatively high inventories of new and existing homes for sale, and high rates of foreclosures will continue to be a drag on the Company’s business for the next twelve months. However, the Company believes both new home construction and remodeling activity bottomed during fiscal 2009, and expects slightly better sales and improved earnings in 2010 compared to 2009. The Company expects the first half of 2010 to be challenging and it is uncertain as to how long end markets will remain at depressed levels, so it must continue to operate businesses with reduced staffs and minimal levels of materials. This uncertainty makes it challenging to precisely estimate segment operating income for fiscal 2010.
At this time, Engineered Products is expected to earn $25 million to $30 million in operating income in 2010, predominantly in the second half. Improved earnings in 2010 compared to 2009 will come from a combination of new product opportunities, new customers, and modest improvements in its two end markets.
Aluminum Sheet Products is expected to earn about $10 million in operating income in 2010, predominantly in the second half. This 2010 guidance assumes an aluminum spread generally in-line with 2009, and slightly higher shipments. This guidance represents an improvement over 2009 results that were negatively impacted by about $13 million in the first half due to high scrap inventories combined with a dramatic fall in aluminum prices. While it is problematic to predict aluminum prices, the Company does not expect aluminum prices to fall 60% again in 2010, nor does it expect to be impacted by high scrap inventories to the same extent as 2009.
Financial guidance for Engineered Products and Aluminum Sheet Products assumes 0.6 million new home starts and flat to slightly better remodeling activity and excludes estimated corporate expenses of $23 million and any impact from LIFO. Additionally, fiscal 2010 estimates for capital expenditures, and depreciation and amortization are $22 million and $30 million, respectively.

Liquidity and Capital Resources
Sources of Funds
The Company’s principal sources of funds are cash on hand, cash flow from operations, and borrowings under its $270.0 million Senior Unsecured Revolving Credit Facility (the Credit Facility). As of October 31, 2009, the Company has a solid liquidity position, comprised of cash and equivalents and adequate availability under the Company’s Credit Facility. The Company has $123.6 million of cash and equivalents, $109.5 million of current availability under the revolving credit facility and minimal debt of $2.3 million as of October 31, 2009. The Company has grown its cash and equivalents balance steadily throughout 2009 from $67.4 million as of October 31, 2008 to $123.6 million at October 31, 2009. The Company’s strategy for cash uses in 2010 are to invest in organic growth opportunities, make strategic acquisitions that fit its fenestration vision, continue to fund its cash dividend, and potentially, at times, repurchase stock.
The Company’s excess cash was invested in money market funds throughout most of fiscal year 2008 as well as some commercial paper and auction rate securities preceding the Separation. Beginning in September 2008, however, the Company’s cash has been invested only in Treasury Money Market Funds due to the conditions of the financial market. The Company’s current investments are with institutions that the Company believes to be financially sound. The Company intends to remain in highly rated overnight money market funds following a prudent investment philosophy. The Company had no material losses on its cash and marketable securities investments during fiscal 2009 and 2008.
The Credit Facility was executed on April 23, 2008 and has a five-year term. Proceeds from the Credit Facility may be used to provide availability for acquisitions, working capital, capital expenditures, and general corporate purposes. Borrowings under the Credit Facility bear interest at a spread above LIBOR based on a combined leverage and ratings grid. There are certain limitations on additional indebtedness, asset or equity sales, and acquisitions. Dividends and other distributions are permitted so long as after giving effect to such dividend or stock repurchase, there is no event of default. Under the Credit Facility, the Company is obligated to comply with certain financial covenants requiring the Company to maintain a Consolidated Leverage Ratio of no more than 3.25 to 1 and a Consolidated Interest Coverage Ratio of no less than 3.00 to 1. As defined by the indenture, the Consolidated Leverage Ratio is the ratio of consolidated indebtedness as of such date to consolidated EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) for the previous four fiscal quarters, and the Interest Coverage Ratio is the ratio of consolidated EBITDA to consolidated interest expense, in each case for the previous four fiscal quarters. EBITDA is defined by the indenture to include proforma EBITDA of acquisitions and to exclude certain items like goodwill and intangible asset impairments and certain other non-cash charges. The availability under the Credit Facility is a function of both the facility amount utilized and meeting covenant requirements. Additionally, the availability of the Credit Facility is dependent upon the financial viability of the Company’s lenders. The Credit Facility is funded by a syndicate of nine banks, with three banks comprising over 55% of the commitment. If any of the banks in the syndicate were unable to perform on their commitments to fund the facility, the availability under the Credit Facility could be reduced; however, the Company has no reason to believe that such liquidity will be unavailable or decreased.
As of October 31, 2009, the Company had no borrowings under the Credit Facility, and the Company was in compliance with all Credit Facility covenants. Although there were no borrowings on the Credit Facility and there was only $5.8 million of outstanding letters of credit under the Credit Facility, the aggregate availability under the Credit Facility was limited by the Consolidated Leverage Ratio resulting in an availability of $109.5 million at October 31, 2009. Because the Consolidated Leverage Ratio is based on EBITDA, falling earnings over the last 12 months and reduced earnings for any future periods could continue to impact the amount available under the Credit Facility in future quarters, absent any pro-forma EBITDA benefit from any potential acquisitions. The Company is focused on this matter and will endeavor to maintain the existing Credit Facility given its favorable terms versus current market terms.
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

The Company’s working capital from continuing operations was $178.5 million on October 31, 2009 compared to $131.5 million on October 31, 2008. Conversion capital (accounts receivable plus inventory less accounts payable) from continuing operations declined by $25.9 million during the twelve months of 2009, decreasing working capital. The Company is taking aggressive measures with its working capital management, especially during the current economic environment and as a result saw a significant decline in its conversion capital during the first half of the fiscal year 2009. Notably, the Company has reduced inventory by $17.3 million since October 31, 2008, with particular progress at the Company’s Aluminum Sheet Products segment, where inventory pounds were reduced by approximately 45%. Offsetting this reduction in conversion capital is the growth in the Company’s cash and equivalents balance of $56.2 million during the year; this includes the receipt of $15.4 million in cash from Gerdau, which represented the final Separation true-up and pertained to the settlement of transaction taxes (as the Separation was a taxable spin).
The following table summarizes the Company’s cash flow results from continuing operations for fiscal years 2009, 2008 and 2007:

	Years ended October 31,
	2009	2008	2007
	(In millions)

Cash flows from operating activities	$60.5	$53.0	$104.3
Cash flows from investing activities	(14.8)	(15.8)	(15.9)
Cash flows from financing activities	10.5	28.7	(89.0)
Highlights from the Company’s cash flow results for the fiscal years ended 2009, 2008 and 2007 are as follows:
Operating Activities — Continuing Operations
Cash provided by operating activities from continuing operations increased by $7.5 million in fiscal 2009 compared to fiscal 2008. Even though the Company experienced a decline in its businesses as a direct result of the demand decline in the Company’s end markets, the Company generated good operating cash flow of $60.5 million during 2009. This performance is the result of significant improvements in working capital, particularly better inventory control, and further improvements in receivables collection. During fiscal 2009, the Company contributed $3.4 million to its pension plan compared to $3.7 million during fiscal 2008, and did not make any estimated federal tax payments in fiscal 2009. The Company expects to receive a federal income tax refund in the second half of fiscal 2010.
The decrease of $51.3 million in cash provided by operating activities in fiscal 2008 compared to 2007 primarily related to the decline in year over year operating income from its businesses as a direct result of the depressed housing market. Despite this market slowdown, the Company generated $53.0 million in operating cash flow from continuing operations during fiscal 2008. In contrast to 2009, conversion capital (accounts receivable plus inventory less accounts payable) increased (use of cash) approximately $20.1 million during fiscal 2008 primarily due to increased aluminum products inventory levels.
Investing Activities — Continuing Operations
Cash spending from investing activities from continuing operations during the twelve months ended October 31, 2009 decreased by $1.0 million compared to the same prior year period. Capital expenditures for 2009 approximate spending during fiscal 2008 and 2007 even though fiscal 2009 included spending to repair its Mikron facility in Kentucky discussed below. In 2009, the Company continued to be focused on lower levels of capital spending by reviewing all capital projects for reductions in spending and/or deferrals to the extent such reductions would not weaken the Company’s ability to service its customers and maintain historical levels of operating excellence.

During the second half of fiscal 2009, the Company received $1.4 million of proceeds from a property insurance claim related to a tornado that struck and damaged the Company’s Mikron facility in Richmond, Kentucky. To date, the Company has spent approximately $1.4 million on its repair efforts; this spending is reflected in capital expenditures on the statement of cash flows. Repairs are ongoing; however, the Company believes that its net overall cash flows from this event will be minimal due to the Company’s insurance coverage.
The Company expects 2010 capital expenditures to approximate $22 million. The increase in spending from prior year levels relates to organic growth initiatives including capital to support new product development as well as spending on previously deferred projects. At October 31, 2009, the Company had commitments of approximately $3.2 million for the purchase or construction of capital assets. The Company plans to fund these capital expenditures through cash flow from operations.
The Company continues to evaluate various building products companies as potential acquisitions. Under the current economic environment, the Company is focused on preserving capital and thus only anticipates consummating those transactions that can be secured at attractive valuations.
Financing Activities — Continuing Operations
Quanex received $10.5 million in cash from financing activities from continuing operations in fiscal 2009 compared to receiving $28.7 million in 2008 and using $89.0 million in 2007. The changes in cash from financing activities from continuing operations over the three years are primarily due to items related to the Separation.
The Company received $18.2 million less from financing activities from continuing operations during fiscal 2009 compared to fiscal 2008. In fiscal 2008, the Company received $32.7 million of funding from Quanex Corporation (the Company’s predecessor) from the Separation pursuant to the terms of the transaction related agreements; this consisted of a $20.9 million initial funding from Quanex Corporation, a net $6.9 million in true-up payments from Gerdau for the settlement of stock options and change of control agreements and a true-up receipt of $5.0 million from Gerdau related to Quanex Corporation’s convertible debentures. In 2009, the Company received $15.4 million from Gerdau representing the fourth and final true-up relating to distribution taxes pursuant to the terms of the transaction related agreements. The Company does not anticipate any further cash from financing activities related to the Separation.
Cash provided from financing activities also declined in 2009 from the Company’s payment of dividends during 2009. In 2009, the Company paid quarterly dividends of $0.03 per common share, which amounted to $4.5 million compared to $2.3 million in 2008. The 2008 dividend activity represents two quarterly dividend distributions during the second half of fiscal 2008; there were no similar quarterly dividend distributions in continuing operations during the first half of fiscal 2008 as the dividend payment during such period was made by the Company’s legal predecessor, Quanex Corporation, and thus is reported in cash used for financing activities from discontinued operations. The Company expects to continue to pay quarterly cash dividends hereafter although payment of future cash dividends will be at the discretion of the board of directors after taking into account various factors, including anticipated cash needs.
In contrast, during fiscal 2007, cash generated from the Company’s building products divisions were swept and transferred to Quanex Corporation. As a result, financing activities from continuing operations reports a disbursement of $86.3 million to Quanex Corporation in fiscal 2007; the equal and offsetting receipt of cash is reported in financing activities from discontinued operations as discussed below.

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
Cash flows from discontinued operations in fiscal 2008 represent approximately six months of activity as the Separation occurred on April 23, 2008. In contrast, cash flows from discontinued operations for 2007 represent twelve months of activity. This shorter 2008 period results in lower discontinued operation cash flows from operating activities, less cash spent on discontinued capital expenditures and less cash spent on certain financing activities such as dividends. There were no operating activity cash flows from discontinued operations for 2009.
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
Discontinued operations’ cash flows from investing activities were $34.1 million for fiscal 2008 compared to a use of cash of $121.1 million for 2007. In 2008, discontinued operations received $40.0 million from the liquidation of its remaining auction rate securities and spent $6.2 million on capital expenditures for the vehicular products business. In 2007, discontinued operations spent $40.0 million, net, for purchases of auction rate securities, $58.5 million for an acquisition and $18.5 million in capital expenditures. There were no investing activity cash flows from discontinued operations for 2009.
Discontinued operations used $46.2 million in cash from financing activities in fiscal 2008 and received $68.9 million in cash in fiscal 2007. In 2008, discontinued operations provided initial funding of $20.9 million to Quanex Building Products (see corresponding receipt in continuing operations’ financing activities), paid $10.4 million in Quanex Corporation dividends for quarterly dividends prior to the Separation and paid $18.8 million for the conversion of a portion of its convertible debentures; this use of cash in 2008 was partially offset by proceeds from stock option exercises. In 2007, discontinued operations received $86.3 million from cash swept from the building products businesses (see corresponding use of cash in continuing operations’ financing activities) and $5.0 million in stock option proceeds. This was partially offset by a use of cash of $20.8 million for the payment of Quanex Corporation dividends for fiscal 2007. There were no financing activity cash flows from discontinued operations for 2009.
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
Payments Due by Period

		Less than	1-3	3-5	More Than
Contractual Cash Obligations	Total	1 Year	Years	Years	5 Years
	(In thousands)

Long-term debt, including interest(1)	$2,364	$349	$691	$672	$652
Operating leases(2)	15,856	3,987	4,956	4,108	2,805
Unconditional purchase obligations(3)	1,748	1,654	94	—	—

Total contractual cash obligations(4)	$19,968	$5,990	$5,741	$4,780	$3,457

(1)	The debt interest amounts are based on rates as of October 31, 2009.

(2)	Operating leases cover a range of items from facilities and fork trucks to fax machines and other miscellaneous equipment.

(3)	The unconditional purchase obligations are made up of $1.7 million of scrap aluminum purchases.

(4)
The above table excludes reserves recorded in accordance with FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which was primarily codified into ASC Topic 740 “Income Taxes,” as the Company is unable to reasonably estimate the timing of future cash flows related to these reserves.

Prior to the Separation, the Company’s pension plan included participants from the vehicular products business, the building products businesses and corporate. Upon the Separation, Gerdau assumed the pension benefit liabilities for the vehicular products and corporate retiree participants (reported in discontinued operations) while the Company retained the pension benefit liabilities for the building products and active corporate participants. Accordingly, the plan assets were allocated based on benefit priority categories of the respective participants between Gerdau and the Company. During fiscal 2010, the Company expects to contribute approximately $5.0 million to the pension plan to reach targeted funding levels and meet minimum contribution requirements. Pension contributions beyond 2010 are not determinable since the amount of any contribution is heavily dependent on the future economic environment and investment returns on pension plan assets. Obligations to these plans are based on current and projected obligations of the plans, performance of the plan assets, if applicable, and any participant contributions. Refer to Note 11 of Item 8 to the Consolidated Financial Statements for further information on these plans. Management believes the effect of the plans on liquidity is not significant to the Company’s overall financial condition.
The timing of payments related to the Company’s Supplemental Benefit Plan and Deferred Compensation Plan cannot be readily determined due to their uncertainty. The Supplemental Benefit Plan liability of $0.7 million at October 31, 2009 was recorded as part of Other (non-current) liabilities. Based on the $5.2 million market value of the Company’s Deferred Compensation Plan, payments for fiscal 2009 are estimated to be approximately $1.2 million and are recorded in Accrued liabilities on the Consolidated Balance Sheets. The remaining liability balance of $4.0 million is recorded in Other liabilities on the Consolidated Balance Sheets.

Other Commercial Commitments
The following table reflects other commercial commitments or potential cash outflows that may result from a contingent event, such as a need to borrow short-term funds for liquidity purposes.
Amount of Commitment Expiration per Period

	Total
	Amounts	Less than	1-3	3-5	More Than
Other Commercial Commitments	Committed	1 Year	Years	Years	5 Years
	(In thousands)

Standby letters of credit	$6,783	$5,667	$—	$—	$1,116
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

Inventory
The Company records inventory valued at the lower of cost or market value. Inventories are valued using the first-in first-out (FIFO) and last-in first-out (LIFO) methods. The Company uses the dollar-value link chain LIFO method, and the LIFO reserve is calculated on a consolidated basis in a single consolidated pool. Acquisitions are integrated into the Company’s operations with some valuing inventories on a LIFO basis and others on a FIFO basis. Fixed costs related to excess manufacturing capacity have been expensed in the period, and therefore, are not capitalized into inventory. Inventory quantities are regularly reviewed and provisions for excess or obsolete inventory are recorded primarily based on the Company’s forecast of future demand and market conditions. Significant unanticipated changes to the Company’s forecasts could require a change in the provision for excess or obsolete inventory.
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

Goodwill
The purchase method of accounting for business combinations requires the Company to make use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the net tangible and identifiable intangible assets. The Company performs a goodwill impairment test annually as of August 31. In addition, goodwill would be tested more frequently if changes in circumstances or the occurrence of events indicates that a potential impairment exists. The Company tests for impairment of its goodwill using a two-step approach as prescribed in ASC Topic 350 “Intangibles — Goodwill and Other” (ASC 350). The first step of the Company’s goodwill impairment test compares the fair value of each reporting unit with its carrying value including assigned goodwill. The second step of the Company’s goodwill impairment test is required only in situations where the carrying value of the reporting unit exceeds its fair value as determined in the first step. In such instances, the Company compares the implied fair value of goodwill to its carrying value. The implied fair value of goodwill is determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is recorded to the extent that the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill. The Company uses the present value of future cash flows to determine fair value in combination with the market approach. Future cash flows are typically based upon appropriate future periods for the businesses and an estimated residual value. Management judgment is required in the estimation of future operating results and to determine the appropriate residual values. The residual values are determined by reference to an exchange transaction in an existing market for that asset. Future operating results and residual values could reasonably differ from the estimates and could require a provision for impairment in a future period.
Income Taxes
The Company records the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and the amounts reported in the Company’s Consolidated Balance Sheets, as well as net operating losses and tax credit carry forwards. The carrying value of the net deferred tax assets reflects the Company’s assumption that the Company will be able to generate sufficient future taxable income in certain jurisdictions to realize its deferred tax assets. If the estimates and assumptions change in the future, the Company may be required to record a valuation allowance against a portion of its deferred tax assets. This could result in additional income tax expense in a future period in the Consolidated Statements of Income.
Stock-Based Compensation
In accordance with ASC Topic 718 “Compensation — Stock Compensation” (ASC 718), the Company determines the fair value of share awards on the date of grant using the Black-Scholes valuation model. The Company recognizes the fair value as compensation expense on a straight-line basis over the requisite service period of the award based on awards ultimately expected to vest. Under ASC 718, the Company amortizes new option grants to retirement-eligible employees immediately upon grant, consistent with the retirement vesting acceleration provisions of these grants. For employees near retirement age, the Company amortizes such grants over the period from the grant date to the retirement date if such period is shorter than the standard vesting schedule. In accordance with ASC Topic 230-10-45-14 “Statement of Cash Flows — Cash Flows From Financing Activities” (ASC 230-10-45-14), the Consolidated Statements of Cash Flow report the excess tax benefits from the stock-based compensation as financing cash inflows. See Note 14 of Item 8 for additional information related to the Company’s stock-based compensation.

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
Retirement Plans
The Company sponsors a defined benefit pension plan and an unfunded postretirement plan that provides health care and life insurance benefits for eligible retirees and dependents. The measurement of liabilities related to these plans is based on management’s assumptions related to future events, including expected return on plan assets, rate of compensation increases, and heath care cost trend rates. The discount rate reflects the rate at which benefits could be effectively settled on the measurement date. The Company determines its discount rate based on a pension discount curve, and the rate represents the single rate that, if applied to every year of projected benefits payments, would result in the same discounted value as the array of rates that comprise the pension discount curve. Actual pension plan asset investment performance will either reduce or increase unamortized pension losses at the end of any fiscal year, which ultimately affects future pension costs.
The effects of the decrease in selected assumptions, assuming no changes in benefit levels and no amortization of gains or losses for the pension plans in fiscal 2009, is shown below:

	Effect on all Defined Benefit Pension Plans
	October 31, 2009
		Increase (Decrease)	Increase (Decrease)
	Percentage Point	in Projected	in 2009 Pension
Assumption	Change	Benefit Obligation	Expense
	(In thousands)

Discount rate	-1.0 pts	$1,722	$497
Assumed return on plan assets	-1.0 pts	n/a	87
As of October 31, 2009, the Company’s projected benefit obligation exceeds the fair value of the plan assets by $5.7 million, partially as a result of the financial markets performance in 2009 reducing the value of the Company’s pension assets. During fiscal 2010, the Company expects to contribute approximately $5.0 million to the pension plan to reach targeted funding levels and meet minimum contribution requirements. Expected contributions are dependent on many variables, including the variability of the market value of the assets as compared to the obligation and other market or regulatory conditions. In addition, the Company takes into consideration its business investment opportunities and resulting cash requirements. Accordingly, actual funding may differ greatly from current estimates.
Accounting guidance applicable to pensions does not require immediate recognition of the effects of a deviation between actual and assumed experience and the revision of an estimate. This approach allows the favorable and unfavorable effects that fall within an acceptable range to be netted and disclosed as an unrecognized gain or loss. Accumulated other comprehensive income as of October 31, 2009 includes pretax net actuarial losses and net prior service costs of $3.7 million. A portion of the loss will be amortized in fiscal year 2010. The effect on fiscal years after 2010 will depend on the actual experience of the plans.

Mortality assumptions used to determine the obligations for the Company’s pension plans are related to the experience of the plans and to our third-party actuary’s best estimate of expected plan mortality.
New Accounting Pronouncements
General
In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (SFAS 168). SFAS 168 established the FASB Accounting Standards Codification (ASC) as the source of authoritative U.S. GAAP. SFAS 168 was codified as ASC Topic 105 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” (ASC 105) as the source of authoritative U.S. GAAP. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. The ASC, which modifies structure hierarchy and referencing of financial standards, is effective for interim and annual financial periods ending after September 15, 2009. The ASC is not intended to change or alter existing U.S. GAAP, and did not have a material impact on the Company’s Consolidated Financial Statements; however, references to GAAP within these financial statements have been updated to the ASC.
Recently Adopted
In June 2008, the FASB ratified FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (FSP EITF 03-6-1), which was codified into ASC Topic 260 “Earnings per Share” (ASC 260). This pronouncement addressed whether instruments granted in share-based payment awards are participating securities prior to vesting, and therefore, must be included in the earnings allocation in calculating earnings per share under the two-class method described in ASC 260. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend-equivalents are required to be treated as participating securities in calculating earnings per share. This pronouncement is effective for financial statements issued for fiscal years beginning after December 15, 2008 (November 1, 2009 for the Company), and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods. The adoption of this pronouncement did not have a material impact on the Company’s Consolidated Financial Statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 was codified into ASC Topic 825 “Financial Instruments”, (ASC 825), and ASC Topic 470 “Debt”, (ASC 470). This standard provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The standard is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 (as of November 1, 2008 for the Company). The Company adopted this standard effective November 1, 2008, and did not elect the fair value option for eligible instruments existing on that date. Therefore, the initial adoption did not have an impact on our results of operations or financial condition. The Company will assess the impact of electing the fair value option for any newly acquired eligible instruments. Electing the fair value option for such instruments could have a material impact on its future results of operations or financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which was largely codified into ASC Topic 820 “Fair Value Measurements and Disclosures”, (ASC 820). The standard defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. The standard, as it relates to financial assets and financial liabilities, becomes effective for fiscal years beginning after November 15, 2007 (as of November 1, 2008 for the Company). The provisions of this standard are to be applied prospectively with limited exceptions. The adoption of the financial asset and financial liabilities portion of this Statement did not have an impact on the Company’s Consolidated Financial Statements, since the Company already applies its basic concepts in measuring fair values. The standard describes three levels of inputs that may be used to measure fair value:
Level 1 —	instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets.

Level 2 —	instrument valuations are obtained from readily-available pricing sources for comparable instruments.

Level 3 —	instrument valuations are obtained without observable market values and require a high level of judgment to determine the fair value.
The Company holds Treasury Money Market Fund investments that are classified as cash equivalents and are measured at fair value on a recurring basis, based on quoted prices in active markets for identical assets (Level 1). The Company had cash equivalent investments totaling approximately $118.8 million at October 31, 2009.
On February 12, 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which was codified into ASC 820 and delays the effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until fiscal years beginning after November 15, 2008 (as of November 1, 2009 for the Company). The adoption of the nonfinancial asset and nonfinancial liabilities portion of this Statement did not have an impact on the Company’s Consolidated Financial Statements, since the Company already applies its basic concepts in measuring fair values.
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

Interest Rate Risk
The Company and its subsidiaries have a Credit Facility and other long-term debt which subject the Company to the risk of loss associated with movements in market interest rates. At October 31, 2009 and 2008, the Company had fixed-rate debt totaling $166 thousand and $101 thousand, respectively. This debt is fixed-rate, and therefore, does not expose the Company to the risk of earnings loss due to changes in market interest rates.
The Company and certain of its subsidiaries’ floating-rate obligations totaled $2.1 million and $2.5 million at October 31, 2009 and 2008, respectively. Based on the floating-rate obligations outstanding at October 31, 2009, a one percent increase or decrease in the average interest rate would result in a change to pre-tax interest expense of approximately $21 thousand.
Commodity Price Risk
Within the Aluminum Sheet Products segment, the Company uses various grades of aluminum scrap as well as minimal amounts of prime aluminum ingot as raw materials for its manufacturing processes. The price of this aluminum raw material is subject to fluctuations due to many factors in the aluminum market. In the normal course of business, Nichols Aluminum enters into firm price sales commitments with its customers. In an effort to reduce the risk of fluctuating raw material prices, Nichols Aluminum enters into firm price raw material purchase commitments (which are designated as “normal purchases” under ASC Topic 815 “Derivatives and Hedging” (ASC 815)) as well as futures contracts on the LME. The Company’s risk management policy as it relates to these LME contracts is to enter into contracts to cover the raw material needs of the Company’s committed sales orders, to the extent not covered by fixed price purchase commitments.
Nichols Aluminum maintains a balanced metals book position which excludes a normal operational inventory level. This operating inventory level as a matter of practice is not hedged against material price (LME) movements. This practice reflects that over the commodity price cycle, no gain or loss is incurred on this inventory. Through the use of firm price raw material purchase commitments and LME contracts, the Company intends to protect cost of sales from the effects of changing prices of aluminum. To the extent that the raw material costs factored into the firm price sales commitments are matched with firm price raw material purchase commitments, changes in aluminum prices should have no effect. During fiscal 2009, 2008 and 2007, the Company primarily relied upon firm price raw material purchase commitments to protect cost of sales tied to firm price sales commitments. At October 31, 2009 there were 85 open LME forward contracts associated with metal exchange derivatives covering notional volumes of 5.0 million pounds with a fair value mark-to-market net gain of approximately $0.6 million. These contracts were not designated as hedging instruments, and any mark-to-market net gain or loss was recorded in Cost of sales with the offsetting amount reflected as a current asset or liability on the balance sheet. At October 31, 2008, there were no open LME forward contracts associated with metal exchange derivatives.
Within the Engineered Products segment, polyvinyl resin (PVC) is the significant raw material consumed during the manufacture of vinyl extrusions. The Company has a monthly resin adjuster in place with the majority of its customers and resin supplier that is adjusted based upon published industry resin prices. This adjuster effectively shares the base pass-through price changes of PVC with the Company’s customers commensurate with the market at large. The Company’s long-term exposure to changes in PVC prices is thus significantly reduced due to the contractual component of the resin adjuster program.

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Quanex Building Products Corporation
Houston, Texas
We have audited the accompanying consolidated balance sheets of Quanex Building Products Corporation and subsidiaries (the “Company”) as of October 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2009. Our audits also include the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries as of October 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note 1, on April 23, 2008 the Company separated its vehicular products and building products businesses.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of October 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 18, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Houston, Texas
December 18, 2009

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED BALANCE SHEETS

	October 31,
	2009	2008
	(In thousands, except share data)
ASSETS
Current assets:
Cash and equivalents	$123,634	$67,413
Accounts receivable, net of allowance of $1,696 and $1,892	80,171	101,211
Inventories	46,525	63,848
Deferred income taxes	20,611	10,932
Prepaid and other current assets	5,264	6,239

Total current assets	276,205	249,643
Property, plant and equipment, net	142,810	157,389
Deferred income taxes	42,923	3,875
Goodwill	25,189	196,338
Intangible assets, net	47,359	62,476
Other assets	9,114	11,126

Total assets	$543,600	$680,847

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$67,010	$79,512
Accrued liabilities	30,329	38,316
Current maturities of long-term debt	323	363

Total current liabilities	97,662	118,191
Long-term debt	1,943	2,188
Deferred pension and postretirement benefits	6,655	3,092
Non-current environmental reserves	1,767	2,485
Other liabilities	13,047	7,063

Total liabilities	121,074	133,019

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value, shares authorized 1,000,000; issued and outstanding-none	—	—
Common stock, $0.01 par value, shares authorized 125,000,000; issued 37,752,437 and 37,760,016, respectively	378	378
Additional paid-in-capital	233,452	230,316
Retained earnings	192,546	318,648
Accumulated other comprehensive income (loss)	(2,480)	(144)

	423,896	549,198
Less common stock held by Rabbi Trust, 102,125 shares	(1,370)	(1,370)

Total stockholders’ equity	422,526	547,828

Total liabilities and stockholders’ equity	$543,600	$680,847

See notes to consolidated financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Years ended October 31,
	2009	2008	2007
	(In thousands, except per share amounts)
Net sales	$585,010	$868,933	$963,974
Cost and expenses:
Cost of sales (exclusive of items shown separately below)	489,348	717,376	767,138
Selling, general and administrative	60,466	95,504	70,676
Impairment of goodwill and intangibles	182,562	—	—
Depreciation and amortization	32,715	35,072	37,991

Operating income (loss)	(180,081)	20,981	88,169
Interest expense	(453)	(480)	(591)
Other, net	407	5,188	383

Income (loss) from continuing operations before income taxes	(180,127)	25,689	87,961
Income tax benefit (expense)	43,036	(9,785)	(30,830)

Income (loss) from continuing operations	(137,091)	15,904	57,131
Income from discontinued operations, net of taxes	—	5,675	77,491

Net income (loss)	$(137,091)	$21,579	$134,622

Basic earnings per common share:
Earnings (loss) from continuing operations	$(3.67)	$0.43	$1.54
Income from discontinued operations	—	0.15	2.10

Basic earnings (loss) per share	$(3.67)	$0.58	$3.64

Diluted earnings per common share:
Earnings (loss) from continuing operations	$(3.67)	$0.41	$1.45
Income from discontinued operations	—	0.15	1.96

Diluted earnings (loss) per share	$(3.67)	$0.56	$3.41

Weighted average common shares outstanding:
Basic	37,335	37,274	36,982
Diluted	37,335	38,528	39,509
See notes to consolidated financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated Other
					Comprehensive Income
					Pension &
			Additional		Postretirement		Treasury	Total
	Comprehensive	Common	Paid-in	Retained	Benefit		Stock &	Stockholders’
Years Ended October 31, 2009, 2008 and 2007	Income	Stock	Capital	Earnings	Related	Other	Other	Equity
		(In thousands, except share data)
Balance at October 31, 2006		$19,160	$208,714	$579,753	$(1,873)	$137	$(47,376)	$758,515
Net income	$134,622			134,622				134,622
Adjustment for minimum pension liability (net of taxes of $1,198)	1,873				1,873			1,873
Foreign currency translation adjustment	273					273		273

Total comprehensive income	$136,768
Common dividends ($0.56 per share)				(20,776)				(20,776)
Stock-based compensation activity:
Stock-based compensation earned			5,880					5,880
Stock options exercised			(2)	(3,128)			6,713	3,583
Restricted stock awards			(1,607)	(21)			1,628	—
Stock-based compensation tax benefit			1,663					1,663
Adjustment to initially apply SFAS 158(1) (net of taxes of $1,167)					(1,944)			(1,944)
Other		(9)	(409)	(122)				(540)

Balance at October 31, 2007		$19,151	$214,239	$690,328	$(1,944)	$410	$(39,035)	$883,149
Net income	$21,579			21,579				21,579
Change in pension (net of taxes of $762)	(1,282)				(1,282)			(1,282)
Foreign currency translation adjustment	(365)					(365)		(365)

Total comprehensive income	$19,932
Common dividends ($0.34 per share)				(12,693)				(12,693)
Stock-based compensation activity (excluding transaction related):
Stock-based compensation earned			3,649					3,649
Stock options exercised				(1,905)			5,883	3,978
Restricted stock awards		4	(4)					—
Stock-based compensation tax benefit			1,609					1,609
Cumulative effect of adopting FIN 48(2)				1,948				1,948
Changes in connection with the Separation:
Separation from Quanex Corporation				(349,169)	3,037		378	(345,754)
Retirement of treasury stock		(413)		(30,991)			31,404	—
Change in par value		(18,343)	18,343					—
Modification of stock-based compensation awards		(8)	(6,738)	(6)				(6,752)
Other		(13)	(782)	(443)				(1,238)

Balance at October 31, 2008		$378	$230,316	$318,648	$(189)	$45	$(1,370)	$547,828
Net income (loss)	$(137,091)			(137,091)				(137,091)
Change in pension (net of taxes of $1,530)	(2,447)				(2,447)			(2,447)
Foreign currency translation adjustment	111					111		111

Total comprehensive income (loss)	$(139,427)
Common dividends ($0.12 per share)				(4,519)				(4,519)
Stock-based compensation activity:
Stock-based compensation earned			3,183					3,183
Restricted stock awards		1	(1)					—
Stock-based compensation tax expense			(11)					(11)
Separation from Quanex Corporation				15,508				15,508
Other		(1)	(35)					(36)

Balance at October 31, 2009		$378	$233,452	$192,546	$(2,636)	$156	$(1,370)	$422,526

(1)	SFAS 158 was primarily codified into the Financial Accounting Standards Board’s Accounting Standards Codification (ASC) Topic 715 “Compensation — Retirement Benefits”.

(2)	FIN 48 was primarily codified into ASC Topic 740 “Income Taxes”.
See notes to consolidated financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

	Years Ended October 31, 2009, 2008 and 2007
	Preferred	Common Shares
	Shares			Rabbi	Net
	Issued	Issued	Treasury	Trust	Outstanding

Balance at October 31, 2006	—	38,319,960	(1,200,617)	(130,329)	36,989,014
Stock options exercised	—	—	176,650	—	176,650
Restricted stock awards	—	—	42,850	—	42,850
Cancellation of restricted stock	—	(18,927)	—	—	(18,927)

Balance at October 31, 2007	—	38,301,033	(981,117)	(130,329)	37,189,587
Stock options exercised	—	—	154,807	—	154,807
Modification to liability awards as a result of Separation	—	(826,310)	826,310	28,204	28,204
Restricted stock awards	—	377,985	—	—	377,985
Cancellation of restricted stock	—	(92,692)	—	—	(92,692)

Balance at October 31, 2008	—	37,760,016	—	(102,125)	37,657,891
Restricted stock awards	—	124,890	—	—	124,890
Cancellation of restricted stock	—	(132,469)	—	—	(132,469)

Balance at October 31, 2009	—	37,752,437	—	(102,125)	37,650,312

See notes to consolidated financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW

	Years Ended October 31,
	2009	2008	2007
	(In thousands)
Operating Activities:
Net income (loss)	$(137,091)	$21,579	$134,622
Loss (income) from discontinued operations	—	(5,675)	(77,491)

Adjustments to reconcile net income to cash provided by operating activities from continuing operations:
Depreciation and amortization	32,784	35,111	38,000
Impairment of goodwill and intangibles	182,562	—	—
Deferred income taxes	(43,608)	2,984	796
Stock-based compensation	3,429	26,378	4,925
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Decrease (increase) in accounts and notes receivable	18,636	(21,495)	(1,140)
Decrease (increase) in inventory	16,494	(10,398)	2,012
Decrease (increase) in other current assets	(168)	(390)	177
Increase (decrease) in accounts payable	(12,306)	11,406	(868)
Increase (decrease) in accrued liabilities	(3,154)	(3,285)	(2,356)
Increase (decrease) in income taxes payable	(892)	1,088	(736)
Increase (decrease) in deferred pension and postretirement benefits	(407)	(2,515)	2,851
Other, net	4,212	(1,824)	3,518

Cash provided by (used for) operating activities from continuing operations	60,491	52,964	104,310
Cash provided by (used for) operating activities from discontinued operations	—	25,127	119,764

Cash provided by (used for) operating activities	60,491	78,091	224,074

Investing Activities:
Capital expenditures, net of retirements	(16,153)	(15,815)	(15,904)
Proceeds from property insurance claim	1,400	—	—
Other, net	(57)	(23)	—

Cash provided by (used for) investing activities from continuing operations	(14,810)	(15,838)	(15,904)
Cash provided by (used for) investing activities from discontinued operations	—	34,113	(121,070)

Cash provided by (used for) investing activities	(14,810)	18,275	(136,974)

Financing Activities:
Repayments of long-term debt	(363)	(1,464)	(2,721)
Common stock dividends paid	(4,519)	(2,258)	—
Funding from Separation	15,401	32,735	—
Transfers to Quanex Corporation	—	—	(86,312)
Other, net	(11)	(302)	—

Cash provided by (used for) financing activities from continuing operations	10,508	28,711	(89,033)
Cash provided by (used for) financing activities from discontinued operations	—	(46,183)	68,906

Cash provided by (used for) financing activities	10,508	(17,472)	(20,127)

Effect of exchange rate changes on cash and equivalents	32	(202)	158
Less: (Increase) decrease in cash and equivalents from discontinued operations	—	(13,057)	(67,600)

Increase (decrease) in cash and equivalents from continuing operations	56,221	65,635	(469)
Cash and equivalents at beginning of period	67,413	1,778	2,247

Cash and equivalents at end of period	$123,634	$67,413	$1,778

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
Quanex Building Products Corporation and its subsidiaries (Quanex or the Company) are managed on a decentralized basis and operate in two business segments: Engineered Products and Aluminum Sheet Products. The Engineered Products segment produces engineered products and components primarily serving the window and door industry, while the Aluminum Sheet Products segment produces mill finished and coated aluminum sheet serving the broader building products markets and secondary markets such as capital goods and transportation. The primary market drivers are residential housing starts and remodeling expenditures. Quanex believes it is a technological leader in the production of aluminum flat-rolled products, flexible insulating glass spacer systems, thin film solar panel sealants, extruded plastic profiles, and precision-formed metal and wood products which primarily serve the North American building products markets. The Company uses low-cost production processes, and engineering and metallurgical expertise to provide customers with specialized products for specific applications.
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
Notwithstanding the legal form of the Separation, because Gerdau merged with and into Quanex Corporation immediately following the spin-off and because the senior management of Quanex Corporation continued as the senior management of Quanex Building Products Corporation following the spin-off, the Company considers Quanex Building Products Corporation as divesting the Quanex Corporation vehicular products segment and non-building products related corporate items and have treated it as the “accounting successor” to Quanex Corporation for financial reporting purposes in accordance with Financial Accounting Standards Board’s Accounting Standards Codification (ASC) Topic 505-60 “Spinoffs and Reverse Spinoffs” (ASC 505-60). For purposes of describing the events related to the Separation as well as other events, transactions and financial results of Quanex Building Products Corporation and its subsidiaries related to periods prior to April 23, 2008, the term “Quanex” or the “Company” also refer to Quanex Building Products Corporation’s accounting predecessor, Quanex Corporation.
In accordance with the provisions of ASC Topic 205-20 “Presentation of Financial Statements — Discontinued Operations” (ASC 205-20) effective with the Separation on April 23, 2008, the results of operations and cash flows related to the vehicular products business and non-building products related corporate items are reported as discontinued operations for all periods presented. There were no assets or liabilities of discontinued operations at October 31, 2009 or 2008. Unless otherwise noted, all disclosures in the notes accompanying the Consolidated Financial Statements reflect only continuing operations.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following are significant accounting policies used in the preparation of the Company’s Consolidated Financial Statements as well as the significant judgments and uncertainties affecting the application of these policies.
Nature and Scope of Operations
Quanex has two reportable segments covering two customer-focused markets: Engineered Products and Aluminum Sheet Products. The Company manufactures aluminum flat-rolled products, flexible insulating glass spacer systems, thin film solar panel sealants, extruded plastic profiles and precision-formed metal and wood products which primarily serve the North American building products market. The Company’s manufacturing operations are conducted in the United States. See Note 12, Industry Segment Information.
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
Inventory
The Company records inventory valued at the lower of cost or market value. Inventories are valued using the first-in first-out (FIFO) and last-in first-out (LIFO) methods. The Company uses the dollar-value link chain LIFO method, and the LIFO reserve is calculated on a consolidated basis in a single consolidated pool. Acquisitions are integrated into the Company’s operations with some valuing inventories on a LIFO basis and others on a FIFO basis. Fixed costs related to excess manufacturing capacity have been expensed in the period, and therefore, are not capitalized into inventory. Inventory quantities are regularly reviewed and provisions for excess or obsolete inventory are recorded primarily based on the Company’s forecast of future demand and market conditions. Significant unanticipated changes to the Company’s forecasts could require a change in the provision for excess or obsolete inventory.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Asset Retirement Obligations
Asset retirement obligations represent legal obligations associated with the retirement of tangible long-lived assets that result from the normal operation of the long-lived asset. The costs associated with such legal obligations are accounted for under the provisions of ASC Topic 410 “Asset Retirement and Environmental Obligations” (ASC 410). The fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred and capitalized as part of the carrying amount of the long-lived asset. The fair value of such obligations is based upon the present value of the future cash flows expected to be incurred to satisfy the obligation. Over time, the liability is accreted to its settlement value and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company will recognize a gain or loss for any difference between the settlement amount and the liability recorded. When certain legal obligations are identified with indeterminate settlement dates, the fair value of these obligations cannot be reasonably estimated and accordingly a liability is not recognized. When a date or range of dates can reasonably be estimated for the retirement of that asset, the Company will estimate the cost of performing the retirement activities and record a liability for the fair value of that cost using established present value techniques.
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
Goodwill
The purchase method of accounting for business combinations requires the Company to make use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the net tangible and identifiable intangible assets. The Company performs a goodwill impairment test annually as of August 31. In addition, goodwill would be tested more frequently if changes in circumstances or the occurrence of events indicates that a potential impairment exists. The Company tests for impairment of its goodwill using a two-step approach as prescribed in ASC Topic 350 “Intangibles — Goodwill and Other” (ASC 350). The first step of the Company’s goodwill impairment test compares the fair value of each reporting unit with its carrying value including assigned goodwill. The second step of the Company’s goodwill impairment test is required only in situations where the carrying value of the reporting unit exceeds its fair value as determined in the first step. In such instances, the Company compares the implied fair value of goodwill to its carrying value. The implied fair value of goodwill is determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is recorded to the extent that the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill. The Company uses the present value of future cash flows to determine fair value in combination with the market approach. Future cash flows are typically based upon appropriate future periods for the businesses and an estimated residual value. Management judgment is required in the estimation of future operating results and to determine the appropriate residual values. The residual values are determined by reference to an exchange transaction in an existing market for that asset. Future operating results and residual values could reasonably differ from the estimates and could require a provision for impairment in a future period.
Income Taxes
The Company records the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and the amounts reported in the Company’s Consolidated Balance Sheets, as well as net operating losses and tax credit carry forwards. The carrying value of the net deferred tax assets reflects the Company’s assumption that the Company will be able to generate sufficient future taxable income in certain jurisdictions to realize its deferred tax assets. If the estimates and assumptions change in the future, the Company may be required to record a valuation allowance against a portion of its deferred tax assets. This could result in additional income tax expense in a future period in the Consolidated Statements of Income.

(1)	Leasehold improvements are depreciated over the shorter of their estimated useful lives or the term of the lease.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Insurance
The Company manages its costs of group medical, property, casualty and other liability exposures through a combination of retentions and insurance coverage with third party carriers. Liabilities associated with the Company’s portion of these exposures are estimated in part by considering historical claims experience, severity factors and other assumptions. Projections of future loss expenses are inherently uncertain because of the random nature of insurance claims occurrences and could be significantly affected if future occurrences and claims differ from these assumptions and historical trends. Insurance recoveries are not recognized until any contingencies relating to the claim have been resolved.
Stock-Based Compensation
In accordance with ASC Topic 718 “Compensation — Stock Compensation” (ASC 718), the Company determines the fair value of share awards on the date of grant using the Black-Scholes valuation model. The Company recognizes the fair value as compensation expense on a straight-line basis over the requisite service period of the award based on awards ultimately expected to vest. Under ASC 718, the Company amortizes new option grants to retirement-eligible employees immediately upon grant, consistent with the retirement vesting acceleration provisions of these grants. For employees near retirement age, the Company amortizes such grants over the period from the grant date to the retirement date if such period is shorter than the standard vesting schedule. In accordance with ASC Topic 230-10-45-14 “Statement of Cash Flows — Cash Flows From Financing Activities” (ASC 230-10-45-14), the Consolidated Statements of Cash Flow report the excess tax benefits from the stock-based compensation as financing cash inflows. See Note 14 of Item 8 for additional information related to the Company’s stock-based compensation.
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
Retirement Plans
The Company sponsors a defined benefit pension plan and an unfunded postretirement plan that provides health care and life insurance benefits for eligible retirees and dependents. The measurement of liabilities related to these plans is based on management’s assumptions related to future events, including expected return on plan assets, rate of compensation increases, and heath care cost trend rates. The discount rate reflects the rate at which benefits could be effectively settled on the measurement date. The Company determines its discount rate based on a pension discount curve, and the rate represents the single rate that, if applied to every year of projected benefits payments, would result in the same discounted value as the array of rates that comprise the pension discount curve. Actual pension plan asset investment performance will either reduce or increase unamortized pension losses at the end of any fiscal year, which ultimately affects future pension costs.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Treasury Stock
The Company records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. The Company uses a moving average method on the subsequent reissuance of shares, and any resulting proceeds in excess of cost are credited to additional paid in capital while any deficiency is charged to retained earnings.
Discontinued Operations
In accordance with ASC 360, components of the Company that were spun-off were not reported as discontinued operations until the date of the separation. Also in accordance with ASC Topic 205-20 “Presentation of Financial Statements — Discontinued Operations” (ASC 205-20), the Company presents the results of operations, financial position and cash flows of operations that have either been sold or that meet the criteria for “held for sale accounting” as discontinued operations. At the time an operation qualifies for held for sale accounting, the operation is evaluated to determine whether or not the carrying value exceeds its fair value less cost to sell. Any loss as a result of carrying value in excess of fair value less cost to sell is recorded in the period the operation meets held for sale accounting. Management judgment is required to (1) assess the criteria required to meet held for sale accounting, and (2) estimate fair value. Changes to the operation could cause it to no longer qualify for held for sale accounting and changes to fair value could result in an increase or decrease to previously recognized losses.
Principles of Consolidation
The Consolidated Financial Statements include the accounts of Quanex and its subsidiaries, all of which are wholly owned. All intercompany balances and transactions have been eliminated in consolidation.
Reclassifications
Certain reclassifications in prior year financial statements, none of which affected net income, have been made to conform to the 2009 presentation. Deferred pension and postretirement benefits have been reclassified from Other liabilities into a separate line item on the Consolidated Balance Sheets.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Supplemental cash flow information is as follows:

	Years Ended October 31,
	2009	2008	2007
	(In thousands)

Cash paid for interest	$396	$408	$563
Cash paid for income taxes	2,693	14,089	30,085
Cash received for income tax refunds	1,120	—	3
2. New Accounting Pronouncements
General
In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (SFAS 168). SFAS 168 established the FASB Accounting Standards Codification (ASC) as the source of authoritative U.S. GAAP. SFAS 168 was codified as ASC Topic 105 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” (ASC 105) as the source of authoritative U.S. GAAP. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. The ASC, which modifies structure hierarchy and referencing of financial standards, is effective for interim and annual financial periods ending after September 15, 2009. The ASC is not intended to change or alter existing U.S. GAAP, and did not have a material impact on the Company’s Consolidated Financial Statements; however, references to GAAP within these financial statements have been updated to the ASC.
Recently Adopted
In May 2009, the FASB issued SFAS No 165 “Subsequent Events” (SFAS 165). SFAS 165 was codified into ASC Topic 855, “Subsequent Events” (ASC 855). ASC 855 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 requires the disclosure of the date through which an entity has evaluated subsequent events and the rationale for why that date was selected. This statement is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted it during the third quarter of 2009. In preparing these financial statements, the Company evaluated the events and transactions through the time of filing these financial statements with the SEC on December 18, 2009.
In June 2008, the FASB ratified FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (FSP EITF 03-6-1), which was codified into ASC Topic 260 “Earnings per Share” (ASC 260). This pronouncement addressed whether instruments granted in share-based payment awards are participating securities prior to vesting, and therefore, must be included in the earnings allocation in calculating earnings per share under the two-class method described in ASC 260. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend-equivalents are required to be treated as participating securities in calculating earnings per share. This pronouncement is effective for financial statements issued for fiscal years beginning after December 15, 2008 (November 1, 2009 for the Company), and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods. The adoption of this pronouncement did not have a material impact on the Company’s Consolidated Financial Statements.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
In December 2007, the FASB issued SFAS No. 141R “Business Combinations”, SFAS 141R, which was codified into ASC Topic 805 “Business Combinations” (ASC 805). This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree, the goodwill acquired, contractual contingencies and any estimate or contingent consideration measured at their fair value at the acquisition date. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. In April 2009, the FASB issued FSP No. 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP SFAS 141R-1). FSP SFAS No. 141R-1 was also codified into ASC 805. This staff position amends SFAS 141R to address application issues around the recognition, measurement and disclosure of assets and liabilities arising from contingencies in a business combination. These pronouncements apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (for acquisitions closed on or after November 1, 2009 for the Company). Early application is not permitted. The adoption of these pronouncements did not have an impact on the Company’s Consolidated Financial Statements; however, the Company will be required to expense costs related to any acquisitions closed on or after November 1, 2009.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS 160) which was codified into ASC Topic 810 “Consolidation”, (ASC 810). This standard addresses the accounting and reporting framework for noncontrolling minority interests by a parent company and is effective for fiscal years beginning on or after December 15, 2008 (as of November 1, 2009 for the Company). The adoption of this standard did not have an impact on the Company’s Consolidated Financial Statements; however, the Company will be required to account for noncontrolling minority interest acquisitions closed on or after November 1, 2009 under ASC 810.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 was codified into ASC Topic 825 “Financial Instruments”, (ASC 825), and ASC Topic 470 “Debt”, (ASC 470). This standard provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The standard is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 (as of November 1, 2008 for the Company). The Company adopted this standard effective November 1, 2008, and did not elect the fair value option for eligible instruments existing on that date. Therefore, the initial adoption did not have an impact on our results of operations or financial condition. The Company will assess the impact of electing the fair value option for any newly acquired eligible instruments. Electing the fair value option for such instruments could have a material impact on its future results of operations or financial condition.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which was largely codified into ASC Topic 820 “Fair Value Measurements and Disclosures”, (ASC 820). The standard defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. The standard, as it relates to financial assets and financial liabilities, becomes effective for fiscal years beginning after November 15, 2007 (as of November 1, 2008 for the Company). The provisions of this standard are to be applied prospectively with limited exceptions. The adoption of the financial asset and financial liabilities portion of this Statement did not have an impact on the Company’s Consolidated Financial Statements, since the Company already applies its basic concepts in measuring fair values. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 —	instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets.

Level 2 —	instrument valuations are obtained from readily-available pricing sources for comparable instruments.

Level 3 —	instrument valuations are obtained without observable market values and require a high level of judgment to determine the fair value.
The Company holds Treasury Money Market Fund investments that are classified as cash equivalents and are measured at fair value on a recurring basis, based on quoted prices in active markets for identical assets (Level 1). The Company had cash equivalent investments totaling approximately $118.8 million at October 31, 2009.
On February 12, 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which was codified into ASC 820 and delays the effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until fiscal years beginning after November 15, 2008 (as of November 1, 2009 for the Company). The adoption of the nonfinancial asset and nonfinancial liabilities portion of this Statement did not have an impact on the Company’s Consolidated Financial Statements, since the Company already applies its basic concepts in measuring fair values.
In April 2008, the FASB issued FSP No. SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP SFAS 142-3), which was codified into ASC Topic 350 “Intangibles — Goodwill and Other”, (ASC 350), and ASC Topic 275 “Risks and Uncertainties”, (ASC 275). The pronouncement amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent is to improve the consistency between the useful life of a recognized intangible asset under ASC 350 and the period of expected cash flows used to measure the fair value of the asset under ASC Topic 805 “Business Combinations”, (ASC 805), and other applicable accounting literature. The pronouncement is effective for financial statements issued for the fiscal years beginning after December 15, 2008 (November 1, 2009 for the Company) and must be applied prospectively to intangible assets acquired after the effective date. The Company’s adoption of the pronouncement did not have a material impact on the Company’s Consolidated Financial Statements, but could have a potential impact on its future results of operations or financial condition from intangibles acquired after November 1, 2009.

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
In accordance with ASC Topic 205-20 “Presentation of Financial Statements — Discontinued Operations” (ASC 205-20), effective with the closing of the Separation on April 23, 2008, the results of operations and cash flows related to the vehicular products business and non-building products related corporate items are reported as discontinued operations for all periods presented. There were no assets or liabilities of discontinued operations as of October 31, 2009 or 2008.
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
Because the Separation was a spin-off among shareholders, for financial statement presentation, there is no gain or loss on the separation of the disposed net assets and liabilities. Rather, the carrying amounts of the net assets and liabilities of the Company’s former vehicular products business and non-building products related corporate accounts are removed at their historical cost with an offsetting reduction to stockholders’ equity. As of October 31, 2008, the Company incurred a $345.8 million reduction in stockholders’ equity from the Separation. During January 2009, this reduction was partially offset by $15.5 million primarily related to the finalization of transaction tax liabilities resulting in a cumulative reduction to stockholders’ equity of $330.3 million related to the Separation. The Separation transaction agreements contained four primary true-up items: stock option true-up, change of control agreement true-up, convertible debenture true-up and tax true-up. Three of the true-up items were finalized and cash settled prior to October 31, 2008, and accordingly, are reflected in the $345.8 million; the Company received a net $6.9 million from Gerdau for the Quanex Corporation stock option true-up and the change of control agreement true-up and a true-up receipt of $5.0 million related to Quanex Corporation’s convertible debentures. The Company received $15.4 million in cash from Gerdau in January 2009 for the settlement of transaction taxes (as the Separation was a taxable spin) representing the fourth and final true-up. As these true-ups were settled pursuant to the transaction agreements, the Company recorded an adjustment to its cash balance with an offsetting amount to stockholders’ equity.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
There were no assets or liabilities of discontinued operations as of October 31, 2009 or 2008. The results of discontinued operations for the years ended October 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007
	(In thousands)
Net sales	$—	$571,578	$1,085,046

Transaction expenses and other related Separation costs, before tax	$—	$(19,205)	$(2,474)

Income from discontinued operations before tax	$—	$18,745	$119,103
Income tax expense	—	(13,070)	(41,612)

Income from discontinued operations, net of tax	$—	$5,675	$77,491

Net sales and income from discontinued operations represent activity of the Company’s former vehicular products segment. The year ended October 31, 2009 has no comparable activity as the Separation occurred in April 2008.
Income from discontinued operations before tax for fiscal 2008 declined primarily due to six months of activity for the year ended October 31, 2008 compared to twelve months of activity for the year ended October 31, 2007. In addition, the fiscal 2008 period income declined due to transaction related costs, LIFO charge related to the vehicular products LIFO inventories and the loss on early extinguishment of debentures compared to the fiscal 2007 period. The following describes certain items incurred prior to the Separation date and are reflected in the 2008 discontinued results in the table above:
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

•
With respect to inventories valued using the LIFO method, the vehicular products business (i.e. discontinued operations) recognized $15.3 million and $11.2 million of LIFO expense during the years ended October 31, 2008 and 2007, respectively.

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

•
Discontinued operations’ effective tax rate for the year ended 2008 increased to 69.7% from 34.9% during the same period of 2007 as a result of the predominately nondeductible pretax loss on early extinguishment of the Debentures coupled with transaction costs which are largely nondeductible for tax purposes.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Goodwill and Acquired Intangible Assets
Goodwill
Under ASC 350, goodwill is no longer amortized, but is reviewed for impairment annually or more frequently if certain indicators arise. The Company elected to make August 31 the annual impairment assessment date for goodwill. The August 31, 2008 and 2007 review of goodwill indicated that goodwill was not impaired. As a result of the first step of these annual goodwill impairment analyses, the fair value of each reporting unit exceeded its carrying value. Therefore, the second step was not necessary. Beginning in October 2008 and continuing into the first quarter of fiscal 2009, the Company’s market capitalization declined below book value. During the first fiscal quarter of 2009, based on a combination of factors, including additional declines in housing start projections, falling aluminum ingot prices, further deterioration of the overall market conditions in the building products industry, downward revision to earnings guidance, and the continued gap between the Company’s market value of equity and book value of equity, the Company concluded that there were sufficient indicators to require Quanex to perform an interim goodwill impairment analysis during first fiscal quarter of 2009.
The Company recorded an estimated non-cash goodwill impairment charge of $125.4 million during the first quarter of fiscal 2009 and finalized its goodwill impairment analysis during the second quarter of fiscal 2009; at which time the Company recognized an additional non-cash goodwill impairment charge of $45.3 million bringing the total impairment charge to $170.7 million for the year ended October 31, 2009. The August 31, 2009 review of goodwill indicated that goodwill was not further impaired. As a result, there is $25.2 million of goodwill remaining on the Company’s balance sheet as of October 31, 2009. Since this goodwill impairment charge is non-cash, it does not affect liquidity or the Consolidated Leverage Ratio and Consolidated Interest Coverage Ratio contained in the Company’s Credit Facility financial covenants (see Note 10 for further information regarding financial covenants and definitions of ratios).
The changes in the carrying amount of goodwill for the years ended October 31, 2009 and 2008 are as follows (in thousands):

		Aluminum
	Engineered	Sheet
	Products	Products	Consolidated

Balance at October 31, 2007	$175,996	$20,389	$196,385
Effect of foreign currency	(47)	—	(47)

Balance at October 31, 2008	$175,949	$20,389	$196,338
Impairment	(150,266)	(20,389)	(170,655)
Other	(494)	—	(494)

Balance at October 31, 2009	$25,189	$—	$25,189

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Acquired Intangible Assets
Intangible assets consist of the following (in thousands):

	As of October 31, 2009		As of October 31, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Intangible assets subject to amortization:
Patents	$11,560	$5,610	$17,328	$4,996
Trademarks and trade names	33,150	7,709	37,930	7,089
Customer relationships	21,200	5,232	23,691	6,588

Total	$65,910	$18,551	$78,949	$18,673

Intangible assets not subject to amortization:
Trade name	$—		$2,200
The intangible assets are being amortized over the period they are expected to contribute to the future cash flows of the Company. No residual value is estimated for the intangible assets.
Based on a combination of factors, including additional declines in housing start projections and further deterioration of the overall market conditions in the building products industry, the Company determined that there were events and circumstances during the first quarter of 2009 that could indicate that its carrying amount of intangible assets may not be recoverable. Accordingly, intangible assets were tested for recoverability during the three months ended January 31, 2009. The carrying amount of an intangible asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the intangible asset. If the carrying amount is not recoverable, the impairment loss is measured as the amount by which the carrying amount of the intangible exceeds its fair value. An impairment loss of $11.9 million was recognized during the three months ended January 31, 2009 on certain Engineered Products’ trademarks, trade names and patents whose carrying amount was not recoverable and whose carrying amount exceeded fair value. Fair value was determined by the relief from royalty approach which is a variation of the income approach. The intangible asset impairment charge is included in Impairment of goodwill and intangible assets in the accompanying Consolidated Statements of Income. Since this intangible impairment charge is non-cash, it does not affect liquidity or financial covenants. No impairment charges were recorded in 2008 or 2007.
The aggregate amortization expense for intangibles for the years ended October 31, 2009, 2008, and 2007 is $3.2 million, $5.7 million and $6.7 million, respectively. Estimated amortization expense for the next five years for existing intangibles follows (in thousands):

Estimated
Fiscal Years Ending October 31,	Amortization

2010	$3,006
2011	3,006
2012	3,006
2013	2,944
2014	2,910

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Earnings per Share
The computation of diluted earnings per share excludes outstanding options and other common stock equivalents in periods where inclusion of such potential common stock instruments would be anti-dilutive in the periods presented. When income from continuing operations is a loss, all potential dilutive instruments are excluded from the computation of diluted earnings per share as they would be anti-dilutive. Accordingly, for the year ended October 31, 2009, 0.1 million of restricted stock and 0.1 million of common stock held by the rabbi trust were excluded from the computation of diluted earnings per share as the Company had a loss from continuing operations. As of October 31, 2009, the Company had 0.9 million of stock options that are potentially dilutive in future earnings per share calculations; such dilution will be dependent on the excess of the market price of the Company’s stock over the exercise price and other components of the treasury stock method.
As discussed above, fiscal 2009 basic and diluted earnings per share from continuing operations are identical as the Company reported a loss from continuing operations. The computational components of basic and diluted earnings per share from continuing operations for fiscal 2008 and 2007 are as follows (shares and dollars in thousands except per share amounts):

	For the Year Ended October 31, 2008
	Numerator	Denominator	Per Share
	(Income)	(Shares)	Amount

Basic earnings per share	$15,904	37,274	$0.43

Effect of dilutive securities:
Common stock equivalents arising from settlement of contingent convertible debentures	—	1,133
Common stock equivalents arising from stock options	—	6
Restricted stock	—	13
Common stock held by rabbi trust	—	102

Diluted earnings per share	$15,904	38,528	$0.41

	For the Year Ended October 31, 2007
	Numerator	Denominator	Per Share
	(Income)	(Shares)	Amount

Basic earnings per share	$57,131	36,982	$1.54

Effect of dilutive securities:
Common stock equivalents arising from settlement of contingent convertible debentures	—	1,960
Common stock equivalents arising from stock options	—	377
Restricted stock	—	60
Common stock held by rabbi trust	—	130

Diluted earnings per share	$57,131	39,509	$1.45

For the year ended October 31, 2008, 0.1 million stock options were excluded from the computation of diluted earnings per share as the options’ exercise price was greater than the average market price of the common stock during the period. The 2.50% Convertible Senior Debentures (Debentures) had a dilutive impact for year-to-date earnings per share for fiscal 2008 as they were outstanding for a portion of the year; however, the Debentures do not have a dilutive effect after 2008. All stock options were dilutive for the 2007 periods presented.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Company’s former 2.50% Convertible Senior Debentures are reported in discontinued operations for historical periods as a result of the Separation. In 2005, the Company irrevocably elected to settle the principal amount of its former Debentures in cash when they became convertible and were surrendered by the holders thereof. The Company retained its option to satisfy any excess conversion obligation (stock price in excess of conversion price) with either shares, cash or a combination of shares and cash. As a result of the Company’s election, if dilutive, diluted earnings per share up through the Separation in 2008 include the amount of shares it would have taken to satisfy the excess conversion obligation, assuming that all of the Debentures outstanding during the period were surrendered. For calculation purposes, the average closing price of the Company’s common stock for each of the periods presented is used as the basis for determining dilution.
6. Inventories
Inventories consist of the following:

	October 31,
	2009	2008
	(In thousands)

Raw materials	$20,002	$30,221
Finished goods and work in process	23,804	30,732

	43,806	60,953
Supplies and other	2,719	2,895

Total	$46,525	$63,848

The values of inventories are based on the following accounting methods:

	October 31,
	2009	2008
	(In thousands)

LIFO	$22,004	$32,947
FIFO	24,521	30,901

Total	$46,525	$63,848

With respect to inventories valued using the LIFO method, replacement cost exceeded the LIFO value by approximately $6.2 million and $14.0 million at October 31, 2009 and 2008, respectively. During fiscal 2009 and fiscal 2007, there were LIFO liquidations that resulted in a reduction of the LIFO reserve (credit to cost of sales) of approximately $43 thousand and $1.3 million, respectively. The LIFO liquidations increased the amount of income recognized in the respective years compared to what would have been recognized had there been no liquidations.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
7. Property, Plant and Equipment
Property, plant and equipment consist of the following:

	October 31,
	2009	2008
	(In thousands)

Land and land improvements	$9,747	$9,394
Buildings and building improvements	66,929	66,728
Machinery and equipment	334,742	326,254
Construction in progress	7,822	11,178

Property, plant and equipment, gross	419,240	413,554
Less: accumulated depreciation and amortization	(276,430)	(256,165)

Property, plant and equipment, net	$142,810	$157,389

Depreciation expense for the years ended October 31, 2009, 2008, and 2007 was $29.5 million, $29.3 million, and 31.3 million, respectively.
The Company had commitments for the purchase or construction of capital assets amounting to approximately $3.2 million at October 31, 2009.
8. Accrued Liabilities
Accrued liabilities consist of the following:

	October 31,
	2009	2008
	(In thousands)

Payroll, payroll taxes and employee benefits	$13,116	$12,127
Accrued insurance and workers compensation	4,228	5,749
Sales allowances	3,468	4,340
Environmental	1,485	1,800
Deferred compensation and other retirement plans	1,232	4,278
Property and sales tax	1,063	1,261
Warranties	1,024	960
Other	4,713	7,801

Accrued liabilities	$30,329	$38,316

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. Income Taxes
Income taxes are provided on taxable income at the statutory rates applicable to such income.
Income tax expense (benefit) consists of the following:

	Years Ended October 31,
	2009	2008	2007
	(In thousands)
Current:
Federal	$413	$5,811	$26,295
State	197	1,070	3,610
Foreign	(37)	(80)	129

	573	6,801	30,034
Deferred:	(43,609)	2,984	796

Income tax expense (benefit)	(43,036)	9,785	30,830
Income taxes from discontinued operations	—	13,070	41,612

	$(43,036)	$22,855	$72,442

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Significant components of the Company’s net deferred tax assets are as follows:

	October 31,
	2009	2008
	(In thousands)
Deferred tax assets:
Goodwill and intangibles	$34,133	$—
Tax loss carrybacks and carryforwards	18,042	—
Property, plant and equipment	10,815	18,387
Pension and postretirement benefit obligation	2,932	2,802
Other employee benefit obligations	5,892	5,654
Accrued liabilities and reserves	3,352	2,804
Inventory	3,060	5,558
Other	196	81

	78,422	35,286
Valuation allowance	(276)	—

Total deferred tax assets	$78,146	$35,286

Deferred tax liabilities:
Goodwill and intangibles	$—	$(3,894)

Net deferred tax asset	$78,146	$31,392

Deferred income tax assets, non-current	$57,535	$20,460
Deferred income tax assets, current	20,611	10,932

Net deferred tax asset	$78,146	$31,392

The valuation allowance relates to tax losses from the Company’s foreign operations that are not expected to be realized in the foreseeable future.
Income tax expense (benefit) differs from the amount computed by applying the statutory federal income tax rate to income from continuing operations before income taxes for the following reasons:

	Years Ended October 31,
	2009	2008	2007
	(In thousands)

Income tax expense (benefit) at statutory tax rate	$(63,044)	$8,992	$30,786
Increase (decrease) in taxes resulting from:
State income taxes, net of federal effect	(3,695)	741	2,510
U.S. tax benefit for manufacturing	—	—	(872)
Change in deferred tax rate	(2,030)	(1,070)	(1,717)
Goodwill and intangibles	23,875	—	—
Transaction costs	—	908	—
Other items, net	1,858	214	123

	$(43,036)	$9,785	$30,830

Effective tax rate	23.9%	38.1%	35.0%

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Company’s annual effective tax benefit for fiscal 2009 was 23.9% compared to 38.1% in fiscal 2008 and 35.0% in fiscal 2007. This tax rate benefit for 2009 is unusually low primarily due to the nondeductible portion of the goodwill impairment charge in the current fiscal year. In contrast, the 2008 rate was higher than normal due to transaction costs that were non-deductible for tax purposes with pretax income in 2008. The lower effective rate in 2007 is primarily attributable to an update of the rate on deferred balances.
The change in the deferred tax rates in 2009 and 2008 are primarily the result of changes in the overall structure of the Company following the Separation. The change in the deferred tax rate in 2007 was the result of an overall review of the rate given the changes in state income tax laws.
Other current assets on the Consolidated Balance Sheet include an income tax receivable of $0.7 million and $1.8 million as of October 31, 2009 and 2008, respectively. Current deferred income tax assets on the Consolidated Balance Sheet of $20.6 million include $11.4 million associated with the carryback of operating loss to prior years. Noncurrent deferred income tax assets of $42.9 million includes $51.2 million of deferred tax and $6.3 million of net tax carryforwards of operating loss to future years offset by a liability for unrecognized tax benefit of $14.6 million associated with the Separation.
A reconciliation of the change in the unrecognized income tax benefits balance from November 1, 2007 (the adoption date) to October 31, 2009 is as follows:

	Accrued	Unrecognized
	Interest and	Income Tax
	Penalties	Benefits
	(In thousands)
Balance at November 1, 2007 (the adoption date)	$37	$366
Additions for tax positions related to the current year	6	48
Additions for tax positions related to the Separation	—	16,585

Balance at October 31, 2008	$43	$16,999

Additions for tax positions related to the current year	—	9
Additions for tax positions related to the prior year	166	1,324

Balance at October 31, 2009	$209	$18,332

The Company adopted the FASB’s Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” effective November 1, 2007, which later was codified into ASC Topic 740 “Income Taxes”. Upon adoption, the Company recorded the cumulative effect of the change in accounting principle of $1.9 million as an increase to retained earnings. Of this amount, $2.2 million related to discontinued operations which was offset by $0.3 million related to continuing operations. As a result, for continuing operations, the Company recognized a $0.4 million increase in the liability for unrecognized tax benefits, and a $0.1 million net reduction in deferred tax liabilities. Upon adoption on November 1, 2007, the Company’s unrecognized tax benefits related to continuing operations totaled $0.4 million, of which $37 thousand related to interest and penalties. The liabilities for unrecognized tax benefits at November 1, 2007 included $0.1 million for which the disallowance of such items would not affect the annual effective tax rate. As of October 31, 2009, non-current unrecognized tax benefits of $3.7 million and $14.6 million are recorded in Other liabilities and non-current deferred income tax assets, respectively.
The Company and its subsidiaries file income tax returns in the U.S. federal and various state jurisdictions as well as in Canada and China. The Company is not currently under a tax examination, but in certain jurisdictions the statute of limitations has not yet expired. The Company generally remains subject to examination of its U.S. federal income tax returns for 2006 and subsequent years. The Company generally remains subject to examination of its various state income tax returns for a period of four to five years from the date the return was filed. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the state of the federal change.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
The unrecognized tax benefits at October 31, 2009 of $18.3 million (including $0.6 million for which the disallowance of such items would not affect the annual effective tax rate) primarily relate to the Separation as discussed in Note 1. All other previously recorded unrecognized tax benefit is associated with discontinued operations as discussed in Note 3. For the years ended October 31, 2009 and 2008, the Company recognized $0.2 million and $6 thousand, respectively in interest and penalties, which are reported as Income tax expense in the Consolidated Statements of Income consistent with past practice.
10. Long-Term Debt and Financing Arrangements
Long-term debt consists of the following:

	October 31,
	2009	2008
	(In thousands)

Revolving Credit Facility	$—	$—
City of Richmond, Kentucky Industrial Building Revenue Bonds	1,100	1,250
Scott County, Iowa Industrial Waste Recycling Revenue Bonds	1,000	1,200
Capital lease obligations and other	166	101

Total debt	$2,266	$2,551
Less maturities due within one year included in current liabilities	323	363

Long-term debt	$1,943	$2,188

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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Under the Credit Facility, the Company is obligated to comply with certain financial covenants requiring the Company to maintain a Consolidated Leverage Ratio of no more than 3.25 to 1 and a Consolidated Interest Coverage Ratio of no less than 3.00 to 1. As defined by the Credit Facility’s indenture, the Consolidated Leverage Ratio is the ratio of consolidated indebtedness as of such date to consolidated EBITDA for the previous four fiscal quarters; and the Interest Coverage Ratio is the ratio of consolidated EBITDA to consolidated interest expense, in each case for the previous four fiscal quarters. EBITDA is defined by the indenture to include proforma EBITDA of acquisitions and to exclude certain items like non-cash charges. Additionally, the Credit Facility contains certain limitations on additional indebtedness, asset or equity sales, and acquisitions. Dividends and other distributions are permitted so long as after giving effect to such dividend or stock repurchase, there is no event of default.
As of October 31, 2009, the Company had no borrowings under the Credit Facility, and the Company was in compliance with all Credit Facility financial covenants. The availability under the Credit Facility is a function of both the facility amount utilized and meeting covenant requirements. Although there were no borrowings on the Credit Facility and there was only $5.8 million of outstanding letters of credit under the Credit Facility, the aggregate availability under the Credit Facility was limited by the Consolidated Leverage Ratio resulting in an availability of $109.5 million at October 31, 2009.
Other Debt Instruments
The City of Richmond, Kentucky Industrial Building Revenue Bonds were obtained as part of the acquisition of Mikron. These bonds are due in annual installments through October 2020. Interest is payable monthly at a variable rate. The average rate during fiscal 2009 and fiscal 2008 was 0.7% and 2.7%, respectively. These bonds are secured by the land, building and certain equipment of the Mikron East facility located in Richmond, Kentucky. In addition, a $1.1 million letter of credit under the Credit Facility serves as a conduit for making the scheduled payments.
In June 1999, the Company borrowed $3.0 million through Scott County, Iowa Variable Rate Demand Industrial Waste Recycling Revenue Bonds Series 1999. The bonds require 15 annual principal payments of $200,000 beginning on July 1, 2000. The variable interest rate is established by the remarketing agent based on the lowest weekly rate of interest that would permit the sale of the bonds at par, on the basis of prevailing financial market conditions. Interest is payable on the first business day of each calendar month. Interest rates on these bonds during fiscal 2009 have ranged from 0.5% to 1.85%. These bonds are secured by a Letter of Credit.
Additional Debt Disclosures
The Company’s consolidated debt had a weighted average interest rate of 1.1% and 2.3% as of October 31, 2009 and October 31, 2008, respectively. Approximately 93% and 96% of the total debt had a variable interest rate at October 31, 2009 and 2008, respectively. As of October 31, 2009 and 2008, the Company’s debt of $2.3 million approximates fair value as nearly all the Company’s debt is at a variable interest rate. As of October 31, 2009, the Company has $6.8 million in letters of credit, of which $5.8 million in letters of credit fall under the Credit Facility sublimit.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Aggregate maturities of long-term debt at October 31, 2009, are as follows (in thousands):

2010	$323
2011	327
2012	328
2013	329
2014	323
Thereafter	636

Total	$2,266

11. Retirement Plans
The Company has a number of retirement plans covering substantially all employees. The Company provides both defined benefit and defined contribution plans. In general, the plant or location of his/her employment determines an employee’s coverage for retirement benefits.
Pension Plan
The Company has a non-contributory, single employer defined benefit pension plan that covers substantially all non-union employees. Effective January 1, 2007, the Company amended this defined benefit pension plan to include a new cash balance formula for all new salaried employees hired on or after January 1, 2007 and for any non-union employees who were not participating in a defined benefit plan prior to January 1, 2007. All new salaried employees are eligible to receive credits equivalent to 4% of their annual eligible wages, while some of the employees at the time of the amendment were “grandfathered” and are eligible to receive credits ranging up to 6.5% based upon a percentage they received in the defined contribution plan prior to the amendment of the pension plan. Additionally, every year the participants will receive an interest related credit on their respective balance equivalent to the prevailing 30-year Treasury rate. Benefits for participants in this plan prior to January 1, 2007 continue to be based on a more traditional formula for retirement benefits where the plan pays benefits to employees upon retirement, using a formula based upon years of service and pensionable compensation prior to retirement. Of the Company’s participants, 99% are under the cash balance formula.
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
Prior to the Separation, the Company’s pension plan included participants from the vehicular products business, the building products businesses and corporate. Upon the Separation, Gerdau assumed the pension benefit liabilities for the vehicular products and corporate retiree participants (reported in discontinued operations) while the Company retained the pension benefit liabilities for the building products and active corporate participants. Accordingly, the plan assets were allocated in fiscal 2008 between Gerdau and the Company based on benefit priority categories of the respective participants. The following benefit balances and activity pertain to only continuing operations.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Funded Status and Net Periodic Benefit Cost
The funded status of the defined benefit pension plan at the respective year-ends was as follows:

	October 31,
	2009	2008
	(In thousands)
Change in Benefit Obligation
Benefit obligation at beginning of year(1)	$7,003	$5,157
Service cost	2,815	3,785
Interest cost	563	372
Amendments	—	—
Actuarial loss (gain)	3,805	(1,907)
Benefits paid	(717)	(337)
Administrative expenses	(443)	(67)

Benefit obligation at end of year(1)	$13,026	$7,003

Change in Plan Assets
Fair value of plan assets at beginning of year	$4,455	$4,814
Actual return on plan assets	561	(3,629)
Employer contributions	3,430	3,675
Benefits paid	(717)	(338)
Administrative expenses	(442)	(67)

Fair value of plan assets at end of year	$7,287	$4,455

Funded Status	$(5,739)	$(2,548)

(1)	The benefit obligation is the projected benefit obligation.

	October 31,
	2009	2008
	(In thousands)
Amounts Recognized in the Consolidated Balance Sheet:
Other liabilities	$(5,739)	$(2,548)

Net amount recognized	$(5,739)	$(2,548)

Amounts Recognized in Accumulated Other Comprehensive Income (pretax):
Net actuarial (gain) loss	$(3,844)	$192
Net prior service cost (credit)	—	1
Net transition obligation (asset)	—	—

Total	$(3,844)	$193

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The accumulated benefit obligation is the present value of pension benefits (whether vested or unvested) attributed to employee service rendered before the measurement date and based on employee service and compensation prior to that date. The accumulated benefit obligation differs from the projected benefit obligation in that it includes no assumption about future compensation levels. The accumulated benefit obligations of the Company’s pension plans as of the measurement dates in 2009 and 2008 were $12.1 million and $6.6 million, respectively. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were:

	October 31,
	2009	2008
	(In thousands)

Projected benefit obligation	$13,026	$7,003
Accumulated benefit obligation	12,055	6,601
Fair value of plan assets	7,287	4,455
The net periodic benefit cost and other changes in plan assets and benefit obligations recognized in other comprehensive income (pretax) for the years ended October 31, 2009, 2008 and 2007 were:

	October 31,
	2009	2008	2007
	(In thousands)

Net Periodic Benefit Cost:
Service cost	$2,815	$3,786	$3,445
Interest cost	563	371	338
Expected return on plan assets	(407)	(334)	(364)
Amortization of unrecognized net loss	—	—	22

Net periodic benefit cost	$2,971	$3,823	$3,441

Other changes in plan assets and benefit obligations recognized in other comprehensive income (pretax):
Net loss (gain) arising during the period	$3,651	$2,057	$—
Prior service cost (credit) arising during the period	—	—	—
Amortization of gain (loss)	—	—	—
Amortization of prior service (cost) credit	—	—	—

Total recognized in other comprehensive loss (income)	$3,651	$2,057	$—

Total recognized in net periodic benefit cost and other comprehensive loss (income)	$6,622	$5,880	$3,441

The decrease in net pension cost from 2008 to 2009 is primarily attributable to an increase in the discount rate which effectively decreases pension costs and a decrease in participants from reducing headcount. The increase in net pension cost from 2007 to 2008 is primarily attributable to the additional participants in the defined benefit pension plan as of January 1, 2007 as discussed above.
The amount of prior service cost and net actuarial loss for the defined benefit pension plans that is expected to be amortized from accumulated other comprehensive income and reported as a component of net periodic benefit cost during fiscal 2010 is $0 and $194 thousand, respectively.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Measurement Date and Assumptions
The Company uses an October 31 measurement date for its defined benefit plans. The Company generally determines its actuarial assumptions on an annual basis. The assumptions for the pension benefit calculations for the years ended October 31, are as follows:

	Pension Benefits
	October 31,
	2009	2008	2007

Weighted average assumptions to determine benefit obligation at year-end:
Discount rate	5.65%	8.34%	6.40%
Rate of compensation increase	4.00%	4.00%	4.00%

Weighted average assumptions to determine net periodic benefit costs:
Discount rate	8.34%	6.47%	5.98%
Expected return on plan assets	8.00%	8.25%	8.50%
Rate of compensation increase	4.00%	4.00%	4.00%
The discount rate is used to calculate the present value of the projected benefit obligation for pension benefits. The rate reflects the rate at which benefits could be effectively settled on the measurement date. For 2009 and 2008, the Company determined its discount rate based on a pension discount curve; and the rate represents the single rate that, if applied to every year of projected benefits payments, would result in the same discounted value as the array of rates that comprise the pension discount curve. The 2007 rate was determined based on high-quality fixed income securities that matched the duration of expected benefit payments. The Company used a portfolio of high quality corporate bonds (i.e. rated Aa- or better) that matched the duration of the expected benefit payments to establish the discount rate for this assumption.
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
Plan Assets
The Company’s target allocation for the year ending October 31, 2009 and actual asset allocation by asset category as of October 31, 2009 and 2008 are as follows:

		Actual Allocation at
	Target	October 31,
	Allocation	2009	2008

Equity securities	60.0%	59.0%	65.0%
Debt securities	40.0%	41.0%	35.0%

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	October 31,
	2009	2008
	(In thousands)

Large Capitalization	$2,427	$1,907
Small Capitalization	1,002	399
International Equity	833	603

Equity Securities	$4,262	$2,909

High-Quality Core Bond	$1,484	$1,546
High-Quality Government Bond	745	—
High-Yield Bond	746	—

Debt Securities	$2,975	$1,546

Total Securities(1)	$7,237	$4,455

(1)	Quoted fair value prices are as of October 31, 2009 and 2008.
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
Expected Benefit Payments and Funding
The Company’s pension funding policy is generally to make the minimum annual contributions required by applicable regulations, but the Company’s funding strategy also considers targeted funded percentages. In fiscal 2009 and 2008, the Company made pension contributions of $3.4 million and $3.7 million, respectively.
During fiscal 2010, the Company expects to contribute approximately $5.0 million to the pension plan to reach targeted funding levels and meet minimum contribution requirements. For the pension benefit plan, this is comprised of expected contributions to the plan. Expected contributions are dependent on many variables, including the variability of the market value of the assets as compared to the obligation and other market or regulatory conditions. In addition, the Company takes into consideration its business investment opportunities and resulting cash requirements. Accordingly, actual funding may differ greatly from current estimates.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Total benefit payments expected to be paid to participants, which include payments funded from the Company’s assets, as discussed above, as well as payments paid from the plan are as follows:

Pension
Years Ended October 31,	Benefits
(In thousands)

2010	$427
2011	676
2012	1,326
2013	1,516
2014	1,872
2015 - 2019	11,711
Postretirement Benefit Plan
The Company provides certain healthcare and life insurance benefits for eligible retired employees employed prior to January 1, 1993. Certain employees may become eligible for those benefits if they reach normal retirement age while working for the Company. The Company continues to fund benefit costs on a pay-as-you-go basis. At October 31, 2009, the Company had a total liability of $1.0 million of which $0.1 million was recorded in Accrued Liabilities and $0.9 million was recorded in Deferred pension and postretirement benefits on the Consolidated Balance Sheets. At October 31, 2008, the Company had a total liability of $0.6 million, all of which was recorded in Deferred pension and postretirement benefits on the Consolidated Balance Sheets.
Defined Contribution Plans
The Company also has defined contribution plans to which both employees and the Company make contributions. The Company contributed approximately $1.1 million, $3.0 million and $4.1 million to these plans in fiscal 2009, 2008 and 2007, respectively. The reduction in contributions from 2008 to 2009 primarily resulted from the Company suspending its matching contributions to the Quanex Building Products Salaried and Non-Union 401(K) Plan effective April 1, 2009 as part of its efforts to reduce controllable spending. The reduction in contributions from 2007 to 2008 primarily resulted from the conversion of many employees from certain defined contribution plans to a defined benefit plan as of January 1, 2007. At October 31, 2008, assets of the defined contribution plans included shares of the Company’s common stock with a market value of approximately $1.7 million, which represented approximately 1.5% of the total fair market value of the assets in the Company’s defined contribution plans. No shares of the Company’s common stock were held by the Company’s defined contribution plan as of October 31, 2009 as Company stock is no longer an investment option offered under the Plan.
Other
Quanex has a Supplemental Benefit Plan covering certain key officers of the Company. Earned vested benefits under the Supplemental Benefit Plan were approximately $0.7 million, $4.2 million and $3.6 million at October 31, 2009, 2008 and 2007, respectively. As of October 31, 2008, $4.0 million of the total liability was recorded in Accrued liabilities, as the Company distributed this amount during fiscal 2009 with the remaining $0.3 million recorded as part of Other (non-current) liabilities. The entire October 31, 2009 balance is recorded as part of Other (non-current) liabilities. The Company also has a non-qualified Deferred Compensation Plan covering members of the Board of Directors and certain key employees of the Company. The estimated market values of the Deferred Compensation Plan as of October 31, 2009, 2008 and 2007, respectively were approximately $5.2 million, $2.9 million and $5.3 million.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Industry Segment Information
Business segments are reported in accordance with ASC Topic 280 “Segment Reporting” (ASC 280). ASC 280 requires the Company to disclose certain information about its operating segments where operating segments are defined as “components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (CODM) in deciding how to allocate resources and in assessing performance.” Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments.
Quanex has two reportable segments: Engineered Products and Aluminum Sheet Products. The Engineered Products segment produces engineered products and components primarily serving the window and door industry, while the Aluminum Sheet Products segment produces common alloy mill finished and coated aluminum sheet serving the broader building and construction markets, as well as other capital goods and transportation markets. The main market drivers of the two segments are residential housing starts and residential remodeling expenditures.
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
For the year ended October 31, 2009, one customer, Andersen Corporation, represented $62.7 million or 11% of the consolidated net sales of the Company. For the year ended October 31, 2008, one customer, Associated Materials, Inc., represented $105.8 million or 12% of the consolidated net sales of the Company. Both of the Company’s segments make sales to both Andersen Corporation and Associated Materials, Inc. For the year ended October 31, 2007, no one customer represented 10% or more of the consolidated net sales of the Company. Following is selected segment information.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	For the Years Ended October 31,
	2009	2008	2007(2)
		(In thousands)

Net Sales:
Engineered Products	$323,319	$407,896	$457,764
Aluminum Sheet Products	273,728	479,925	524,215
Intersegment Eliminations	(12,037)	(18,888)	(18,005)

Consolidated	$585,010	$868,933	$963,974

Depreciation and Amortization:
Engineered Products	23,627	26,086	27,922
Aluminum Sheet Products	8,954	8,793	9,829
Corporate	134	193	240

Consolidated	$32,715	$35,072	$37,991

Operating Income (Loss) (3):
Engineered Products	(141,361)	29,882	43,815
Aluminum Sheet Products	(26,416)	40,260	65,732
Corporate & Other (1)	(12,304)	(49,161)	(21,378)

Consolidated	$(180,081)	$20,981	$88,169

Capital Expenditures:
Engineered Products	8,482	11,439	9,791
Aluminum Sheet Products	7,523	4,236	6,102
Corporate & Other	148	140	11

Consolidated	$16,153	$15,815	$15,904

Identifiable Assets:
Engineered Products	275,008	440,172	444,677
Aluminum Sheet Products	138,615	197,436	162,139
Corporate, Intersegment Eliminations & Other	129,977	43,239	(14,246)
Discontinued Operations(2)	—	—	742,252

Consolidated	$543,600	$680,847	$1,334,822

(1)
Corporate & Other includes transaction-related expenditures of $26.5 million during the year ended October 31, 2008 compared to $0.1 million during fiscal 2009 and none in the corresponding periods of 2007. These 2008 transaction related expenses represent $2.9 million of spin-off transaction costs, $22.8 million non-cash expense related to the modification of stock-based compensation awards and $0.8 million related to the acceleration of executive incentive and other benefits. For additional discussion of the stock-based compensation modification impact, see Note 14.

(2)
As more fully described in Notes 1 and 3, the Company’s former vehicular products segment and non-building products related corporate accounts are reported in discontinued operations for all periods presented.

(3)
As more fully described in Note 4, in fiscal 2009, the Company recorded a non-cash goodwill impairment charge of $170.7 million. Engineered Products recorded $150.3 million, and Aluminum Sheet Products recorded $20.4 million of the goodwill impairment charge. Additionally, Engineered Products recorded an intangible impairment charge of $11.9 million in fiscal 2009.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Net Sales by Product Information
Reportable segment net sales separately reflect revenues for each group of similar products and services. The Engineered Products segment sells window and door components and the Aluminum Sheet Products segment sells aluminum mill sheet products.
Geographic Information
Operations of the Company are located in the United States. All long-lived assets are located in the United States except $1.5 million of machinery and equipment which is located in China. Net sales by geographic region are attributed to countries based on the location of the customer and are as follows:

	Years Ended October 31,
	2009	2008	2007
		(In thousands)
Net Sales
United States	$514,949	$768,759	$871,452

Mexico	6,519	15,109	16,165
Canada	42,246	65,736	65,006
Asian countries	13,758	6,536	6,468
European countries	7,210	11,860	3,805
Other foreign countries	328	933	1,078

Total foreign	70,061	100,174	92,522

Total net sales	$585,010	$868,933	$963,974

13. Stockholders’ Equity
The Company’s authorized capital stock consists of 125,000,000 shares of Common Stock, par value $0.01 per share, and 1,000,000 shares of Preferred Stock, no par value, as of October 31, 2009. As of October 31, 2009 and 2008, there were no shares of Preferred Stock issued or outstanding.
Stock Repurchase Program and Treasury Stock
Quanex Corporation had a stock buyback program. As of October 31, 2007, the remaining shares authorized for repurchase in the program was 2,676,050. This program was particular to Quanex Corporation, and Quanex Building Products Corporation’s Board of Directors has not currently established a similar program for the Company. There were no shares of treasury stock at October 31, 2009 and 2008. The number of shares of treasury stock was reduced to zero by April 23, 2008 due primarily to the Separation and to a lesser extent stock option exercises and restricted stock issuances.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Rabbi Trust
The Company’s rabbi trust held Quanex Corporation common stock which was recorded as a contra-equity at historical cost prior to the Separation. Upon completion of the Separation, the rabbi trust was separated between Quanex Building Products Corporation and Gerdau. For each share held in the Quanex Building Products rabbi trust, merger proceeds of $39.20 per share and one share of Quanex Building Products common stock were received. The shares of Quanex Building Products common stock are recorded at the same historical cost as the Quanex Corporation common stock and are reported as contra-equity. As of October 31, 2009 and 2008, the rabbi trust held 102,125 shares of Quanex Building Products’ common stock. The merger proceeds equated to $4.0 million to the rabbi trust, which was recorded as income in Other, net during the second fiscal quarter of 2008. During the third fiscal quarter of 2008, Quanex Building Products received $3.6 million of cash from the rabbi trust as reimbursement for deferred compensation payments made by Quanex Building Products. The rabbi trust’s remaining merger proceeds of $0.4 million as of October 31, 2009 and 2008 are consolidated in Prepaid and other current assets.
14. Stock-Based Compensation
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
The Company’s practice is to grant options and restricted stock or RSUs to non-employee directors on October 31st of each year, with an additional grant of options to each director on the date of his or her first anniversary of service. Additionally, the Company’s practice is to grant options and restricted stock to employees at the Company’s December board meeting and occasionally to key employees on their respective dates of hire. The exercise price of the option awards is equal to the closing market price on these pre-determined dates. The Company generally issues shares from treasury stock, if available, to satisfy stock option exercises. If there are no shares in treasury stock the Company issues additional shares of common stock.
The Company’s stock-based compensation expense prior to the Separation on April 23, 2008 was driven by stock awards issued by the Company’s predecessor, Quanex Corporation. The Company’s stock-based compensation following the Separation is related to the Company’s stock awards only and is governed by the 2008 Plan. In all instances, the stock-based compensation recorded in Selling, general and administrative expense included in continuing operations relates to employees or former employees of the Company’s building products operating divisions, Quanex Building Products Corporation corporate employees and non-employee directors of the Company. Stock-based compensation expense related to the Company’s former vehicular products business, former corporate employees as of the Separation and former directors as of the Separation is reflected in discontinued operations for all periods presented. Stock-based compensation for the years ended October 31, 2009, 2008 and 2007 for the Company’s continuing operations was as follows:

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Years Ended October 31,
	2009	2008	2007
		(In thousands)
Modification — stock options	$—	$21,696	$—
Modification — restricted stock	—	1,061	—

Modification — subtotal	—	22,757	—
Stock option expense	1,912	2,568	3,172
Restricted stock amortization	1,271	806	1,597
Restricted stock units	246	247	156

Total pretax stock-based compensation expense included in income from continuing operations	$3,429	$26,378	$4,925

Income tax benefit related to stock-based compensation included in net income	$1,313	$10,050	$1,842

The table above reflects $22.8 million of expense in April 2008 related to the modification of stock-based compensation awards associated with the Separation. The Separation constituted a change in control for purposes of Quanex Corporation’s outstanding stock option awards and restricted stock awards. Accordingly, all unvested stock options and restricted shares vested as set forth in the Separation related agreements prior to completion of the Separation on April 23, 2008. Additionally, pursuant to the Separation related agreements, all outstanding stock options were cash settled by Gerdau following the Separation. A change such as this in the terms and conditions of the stock-based awards constitutes a modification of the award. As a result, the Company incurred compensation cost from the incremental increase in fair value of the award upon modification just prior to the Separation over the award’s original grant date fair value. Even though all stock option awards were cash settled by Gerdau following the Separation, the Company recorded $21.7 million of non-cash stock option expense in continuing operations as the expense was associated with awards held by building products employees and then active corporate employees and directors. In connection with the Separation, 1.3 million stock options and 41 thousand restricted stock awards were modified.
The Company has not capitalized any stock-based compensation cost as part of inventory or fixed assets during the years ended October 31, 2009, 2008 and 2007. Cash received from option exercises and tax benefits from stock option exercises and lapses on restricted stock prior to the Separation are reflected in discontinued operations’ cash flows from financing activities. Future cash proceeds from stock option exercises and the related tax benefits would be a component of financing cash flows from continuing operations; however, since the Separation on April 23, 2008, there have not been any stock option exercises and minimal lapses on restricted stock.
Stock Options
The Company uses the Black-Scholes-Merton option-pricing model to estimate the fair value of its stock options. The 2009 and 2008 valuation assumptions pertain to grants made by Quanex Building Products Corporation subsequent to the Separation on April 23, 2008. The 2007 valuation assumptions pertain to Quanex Corporation stock options but are applicable to the Company as those 2007 valuation assumptions were the basis for stock-based compensation for building products employees (reported in continuing operations) during the periods prior to the Separation. A description of the methodology for the valuation assumption follows:
•
Expected Volatility — For 2007, expected volatility was determined using historical volatilities based on historical Quanex Corporation stock prices for a period that matched the expected term. For the 2008 and 2009 grants following the Separation, expected volatility was determined based on the historical data available for peer companies as Quanex Building Products Corporation is a new company with no historical price data available. The expected volatility assumption is adjusted if future volatility is expected to vary from historical experience.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
•
Expected Term — The expected term of options represents the period of time that options granted are expected to be outstanding and falls between the option’s vesting and contractual expiration dates. For 2007, the expected term assumption was developed by using historical exercise data of Quanex Corporation adjusted as appropriate for future expectations. Quanex Building Products Corporation is a new company with no company specific exercise behavior available. Accordingly, for the 2008 and 2009 grants following the Separation, expected term was determined based on historical data from Quanex Corporation considering that Quanex Corporation’s employee group was the most similar to Quanex Building Products Corporation’s employee group. Separate groups of employees that have similar historical exercise behavior are considered separately. Accordingly, the expected term range given below results from certain groups of employees exhibiting different behavior.

•	Risk-Free Rate — The risk-free rate is based on the yield at the date of grant of a zero-coupon U.S. Treasury bond whose maturity period equals the option’s expected term.
•
Expected Dividend Yield — For the 2007 grants, the expected dividend yield over the expected term was based on the expected dividend yield of Quanex Corporation prior to the Separation. For the 2008 and 2009 grants following the Separation, this valuation assumption was based on the expected dividend yield of Quanex Building Products Corporation following the Separation.

The fair value of each option was estimated on the date of grant. The following is a summary of valuation assumptions for grants during the years ended October 31, 2009, 2008 and 2007:

	Grants During the
	Years Ended October 31,
	2009	2008
	(Quanex	(Quanex	2007
	Building	Building	(Quanex
Valuation assumptions	Products)	Products)	Corporation)

Weighted-average expected volatility	47.0%	39.0%	36.5%
Expected term (in years)	4.9-5.1	4.9-5.1	4.9-5.1
Risk-free interest rate	1.6%	2.8%	4.4%
Expected dividend yield over expected term	1.0%	1.0%	1.8%
Weighted-average grant-date fair value per share	$3.21	$5.24	$12.52
The decrease in the weighted average grant-date fair value is primarily related to the Company’s stock price; for Quanex Building Products Corporation, the weighted-average market price on the date of grant was $8.24 in 2009 compared to approximately $14.90 in 2008 and $37.55 in 2007 for Quanex Corporation.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Quanex Building Products Corporation — Stock Options
As previously described, effective with the Separation on April 23, 2008, the Company established the Quanex Building Products Corporation 2008 Omnibus Incentive Plan (the 2008 Plan) which includes stock options. The 2008 Plan is the only plan currently active. Below is a table summarizing the stock option activity for the 2008 Plan (applicable to periods subsequent to the Separation). All activity relates to the Company’s continuing operations.

			Weighted-Average	Aggregate
		Weighted-Average	Remaining	Intrinsic
		Exercise Price Per	Contractual	Value
	Shares	Share	Term (in years)	(000s)

Outstanding at October 31, 2008	1,214,839	$14.88
Granted	541,109	8.24
Exercised	—	—
Cancelled/Expired	(346,027)	14.71

Outstanding at October 31, 2009	1,409,921	12.38	8.5	$3,778

Vested or expected to vest at October 31, 2009	1,317,052	12.35	8.5	3,578

Exercisable at October 31, 2009	435,542	14.41	7.9	298

No options were exercised during fiscal year 2009 or 2008 under the 2008 Plan.
A summary of the non-vested stock option shares during fiscal 2009 is presented below:

		Weighted-
		Average Grant-
		Date Fair Value
	Shares	Per Share

Non-vested at October 31, 2008	1,112,734	$5.34
Granted	541,109	8.24
Vested	(333,837)	15.14
Forfeited	(345,627)	14.71

Non-vested at October 31, 2009	974,379	11.47

The total fair value of shares vested during the year ended October 31, 2009 and following the Separation through October 31, 2008 was $1.8 million and $0.4 million, respectively. Total unrecognized compensation cost related to stock options granted under the 2008 Plan was $2.6 million as of October 31, 2009. That cost is expected to be recognized over a weighted-average period of 1.8 years.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2006 Omnibus Incentive Plan (Predecessor Quanex Corporation Plan)
The predecessor Company’s 2006 Omnibus Incentive Plan (the 2006 Plan) provided for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock awards, performance unit awards, annual incentive awards, other stock-based awards and cash-based awards. The 2006 Plan was administered by the Compensation Committee of the Board of Directors and allowed for immediate, graded or cliff vesting options with options required to be exercised no later than ten years from the date of grant. The aggregate number of shares of common stock authorized for grant under the 2006 Plan was 2,625,000. Any officer, key employee and / or non-employee director of the Company or any of its affiliates was eligible for awards under the 2006 Plan. Service was the vesting condition for awards granted under the 2006 Plan. The 2006 Plan was terminated upon closing of the Separation.
The total intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the fiscal 2008 period prior to the Separation and the year ended October 31, 2007 were $0.1 million and $0.1 million, respectively. The total fair value of options vested during the 2008 period prior to the Separation was $1.3 million. The total fair value of shares vested in connection with the Separation (reflecting the modification) was $10.8 million. The total fair value of shares vested during October 31, 2007 was $0.3 million.
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
The total intrinsic value of options exercised during the fiscal 2008 period prior to the Separation and year ended October 31, 2007 was $3.7 million and $3.7 million, respectively. The total fair value of options vested during the 2008 period prior to the Separation was $2.1 million. The total fair value of shares vested in connection with the Separation in April 2008 (reflecting the modification) was $4.0 million. The total fair value of shares vested during the year ended October 31, 2007 was $3.0 million.
1989 Non-Employee Directors Stock Option Plan (Predecessor Quanex Corporation Plan)
The predecessor Company’s 1989 Non-Employee Directors Stock Option Plan provided for the granting of stock options to non-employee directors to purchase up to an aggregate of 472,500 shares of common stock. Options became exercisable at any time commencing six months after the grant and were required to be exercised no later than ten years from the date of grant. No option could be granted under the plan after December 5, 1999. All stock option shares under this plan were vested as of the beginning of the reporting period, and all options under this plan were exercised by October 31, 2007. The total intrinsic value of options exercised during the year ended October 31, 2007 was $0.2 million.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The total intrinsic value of options exercised during the fiscal 2008 period prior to the Separation and year ended October 31, 2007 was $0.1 million and $0.7 million, respectively. All stock options under this plan were vested as of October 31, 2005.
Restricted Stock
Under the 2008 Plan, common stock may be awarded to key employees, officers and non-employee directors. The recipient is entitled to all of the rights of a shareholder, except that during the forfeiture period the shares are nontransferable. The awards vest over a specified time period, but typically either immediately vest or cliff vest over a three-year period with service as the vesting condition. Upon issuance of stock under the plan, fair value is measured by the grant date price of the Company’s shares. This fair value is then expensed over the restricted period with a corresponding increase to additional paid-in-capital. A summary of non-vested restricted shares at October 31, 2008, and changes during the year ended October 31, 2009 follows.

		Weighted-
		Average Grant-
		Date Fair Value
	Shares	Per Share

Nonvested at October 31, 2008	324,923	$15.18
Granted	124,890	7.82
Vested	(8,333)	15.55
Forfeited	(129,431)	14.82

Nonvested at October 31, 2009	312,049	12.38

For the following discussion, the Separation and periods prior to the Separation include restricted stock awards awarded to former vehicular products employees whose expense is reported in discontinued operations. However, just prior to the Separation, restrictions on all outstanding restricted stock awards lapsed. Therefore, all activity post Separation would relate to the Company’s continuing operations. Restricted stock awards prior to Separation were granted under the predecessor plans as described previously. The weighted-average grant-date fair value of restricted stock granted during the year ended October 31, 2009 and post Separation during the year ended October 31, 2008 was $7.82 and $15.16, respectively. The weighted-average grant-date fair value of restricted stock granted during the year ended October 31, 2007 was $37.55. The total fair value of restricted stock vested during the year ended October 31, 2009 was $0.1 million. The total fair value of restricted stock vested in 2008 prior to the Separation and in connection with the Separation were $2.3 million and $2.2 million, respectively. The total fair value of restricted stock vested during the year ended October 31, 2007 was $1.2 million. Total unrecognized compensation cost related to unamortized restricted stock awards was $2.2 million as of October 31, 2009. That cost is expected to be recognized over a weighted-average period of 1.7 years.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Restricted Stock Units
Restricted stock units (RSUs) were first awarded for the scheduled October 31, 2006 grant to non-employee directors in lieu of restricted stock. RSUs granted prior the Separation were granted under the 2006 Plan, and RSUs granted post April 2008 Separation were granted under the 2008 Plan. RSUs prior to the Separation were cash settled at Separation, and outstanding RSUs as of October 31, 2009 are under the 2008 Plan. RSUs are not considered to be outstanding shares of common stock and do not have voting rights. Holders of RSUs receive cash for an equivalent amount of cash dividends paid on the underlying common stock. Upon the earlier of the date the individual ceases to be a board member or a change of control, each RSU is payable in cash in an amount equal to the market value of one share of the Company’s common stock. Accordingly, the RSU liability will be adjusted to fair market value at each reporting date. The Company granted 9,426, 18,191, and 3,035 RSU awards in 2009, 2008, and 2007, respectively. The fair market value per share of the outstanding awards was $14.87 and $9.16 as of October 31, 2009 and 2008, respectively, and the aggregate amount charged to expense with respect to these awards was $0.2 million, $0.2 million, and $0.2 million in fiscal 2009, 2008, and 2007, respectively. The number of RSU awards outstanding as of October 31, 2009 and 2008 was 27,617 and 18,191, respectively.
15. Commitments
Quanex has operating leases for certain real estate and equipment. Rental expense for the years ended October 31, 2009, 2008, and 2007 was $4.8 million, $4.9 million, and $5.0 million, respectively.
Quanex is a party to non-cancelable purchase obligations primarily for natural gas and aluminum scrap used in the manufacturing process. Amounts purchased under these purchase obligations for the years ended October 31, 2009, 2008 and 2007 were $17.5 million, $2.4 million and $18.6 million, respectively.
Future minimum payments as of October 31, 2009, by year and in the aggregate under operating leases having original non-cancelable lease terms in excess of one year and estimated non-cancellable purchase obligations with remaining terms in excess of a year as of October 31, 2009, by year and in the aggregate were as follows (in thousands):

	Operating	Purchase
	Leases	Obligations
2010	$3,987	$1,654
2011	2,729	94
2012	2,227	—
2013	2,145	—
2014	1,963	—
Thereafter	2,805	—

Total	$15,856	$1,748

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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Total environmental reserves and corresponding recoveries for Quanex’s current plants were as follows:

	October 31,	October 31,
	2009	2008
	(in thousands)

Current(1)	$1,485	$1,800
Non-current	1,767	2,485

Total environmental reserves	$3,252	$4,285

Receivable for recovery of remediation costs(2)	$3,437	$4,671

Approximately $0.5 million of the October 31, 2009 reserve represents administrative costs; the balance represents estimated costs for investigation, studies, cleanup, and treatment. The reserve has not been discounted. As discussed below, an associated $3.4 million and $4.7 million undiscounted recovery from indemnitors of remediation costs at one plant site is recorded as of October 31, 2009 and October 31, 2008, respectively. The change in the environmental reserve during the year ended October 31, 2009 primarily consisted of cash payments of remediation costs.
The Company’s Nichols Aluminum-Alabama, LLC (NAA) subsidiary operates a plant in Decatur, Alabama that is subject to an Alabama Hazardous Wastes Management and Minimization Act Post-Closure Permit. Among other things, the permit requires NAA to remediate, as directed by the state, historical environmental releases of wastes and waste constituents. Consistent with the permit, NAA has undertaken various studies of site conditions and, during the first quarter of 2006, started a phased program to treat in-place free product petroleum that had been released underneath the plant. Based on its studies to date, which remain ongoing, the Company’s remediation reserve at NAA’s Decatur plant is $3.3 million. NAA was acquired through a stock purchase in which the sellers agreed to indemnify Quanex and NAA for identified environmental matters related to the business and based on conditions initially created or events initially occurring prior to the acquisition. Environmental conditions are presumed to relate to the period prior to the acquisition unless proved to relate to releases occurring entirely after closing. The limit on indemnification is $21.5 million excluding legal fees. In accordance with the indemnification, the indemnitors paid the first $1.5 million of response costs and have been paying 90% of ongoing costs. Based on its experience to date, its estimated cleanup costs going forward, and costs incurred to date as of October 31, 2009, the Company expects to recover from the sellers’ shareholders an additional $3.4 million. Of that, $2.9 million is recorded in Other assets, and the balance is reflected in Accounts receivable.
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

(1)	Reported in Accrued liabilities on the Consolidated Balance Sheets

(2)	Reported in Accounts receivable and Other assets on the Consolidated Balance Sheets

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Asset Retirement Obligations
The Company has asset retirement obligations at certain Engineered Products leased facilities due to leasehold improvements constructed for the Company’s manufacturing processes. Upon lease termination, the Company may be required to remove the leasehold improvements per the lease agreements. As of October 31, 2009 and 2008 the Company has asset retirement obligations for these leasehold improvements of $0.8 million and $0.8 million, respectively, which is included in Other liabilities on the Company’s balance sheet.
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
The fees to be paid for the services are determined by the parties based on market rates for such services. Additional services may be added upon agreement of the parties, and any service may be terminated without impacting the provision of any other services. The agreement terminated in May 2009. For the year ended October 31, 2009 and October 31, 2008, Quanex Building Products Corporation recorded $0.1 million and $1.3 million of income related to the transition services agreement.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
18. Quarterly Results of Operations (Unaudited)
The following sets forth the selected quarterly information for the years ended October 31, 2009 and 2008.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands except per share amounts)

2009:
Net sales	$112,888	$113,206	$163,977	$194,939
Cost of sales(1)	106,664	104,387	129,009	149,288
Depreciation and amortization(2)	7,451	6,892	6,664	6,286
Impairment of goodwill and intangibles	137,299	45,263	—	—
Operating income (loss)	(155,561)	(57,219)	12,429	20,270
Income (loss) from continuing operations	(120,413)	(40,146)	8,137	15,331
Net income (loss)	(120,413)	(40,146)	8,137	15,331
Earnings per share:
Basic earnings (loss) from continuing operations	$(3.23)	$(1.08)	$0.22	$0.41
Basic earnings (loss)	$(3.23)	$(1.08)	$0.22	$0.41

Diluted earnings (loss) from continuing operations	$(3.23)	$(1.08)	$0.22	$0.41
Diluted earnings (loss)	$(3.23)	$(1.08)	$0.22	$0.41

2008(3):
Net sales	$174,912	$207,338	$240,338	$246,345
Cost of sales(1)	147,077	170,776	200,443	199,080
Depreciation and amortization(2)	6,970	7,167	6,987	7,116
Operating income (loss)(4)	(1,167)	(16,222)	14,372	23,998
Income (loss) from continuing operations	(609)	(7,315)	8,818	15,010
Net income (loss)	3,084	(5,333)	8,818	15,010
Earnings per share:
Basic earnings (loss) from continuing operations	$(0.02)	$(0.20)	$0.24	$0.40
Basic earnings (loss)	$0.08	$(0.14)	$0.24	$0.40

Diluted earnings (loss) from continuing operations	$(0.02)	$(0.20)	$0.24	$0.40
Diluted earnings (loss)	$0.08	$(0.14)	$0.24	$0.40

(1)	Cost of sales excludes depreciation and amortization shown separately.

(2)	Depreciation and amortization represent depreciation and amortization directly associated with or allocated to products sold and services rendered and excludes corporate depreciation and amortization.

(3)
As more fully described in Notes 1 and 3, the Company’s former vehicular products segment and non-building products related corporate accounts are reported in discontinued operations for all periods presented.

(4)	Fiscal 2008 Operating income (loss) includes transaction expenses of $0.8 million and $25.7 million in the first and second quarters related to the Separation as described in Notes 1 and 3.

QUANEX BUILDING PRODUCTS CORPORATION

SUPPLEMENTARY FINANCIAL DATA
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

		Charged
	Balance at	(Credited)			Balance at
	Beginning	to Costs &			End
Description	of Year	Expenses	Write-offs	Other	of Year
			(In thousands)

Allowance for doubtful accounts(1):
Year ended October 31, 2009	$1,892	$607	$(785)	$(18)	$1,696
Year ended October 31, 2008	2,058	323	(397)	(92)	1,892
Year ended October 31, 2007	1,415	688	(52)	7	2,058

Inventory reserves (primarily LIFO) (1):
Year ended October 31, 2009	$15,358	$(6,353)	$(832)	$(8)	$8,165
Year ended October 31, 2008	14,733	1,210	(548)	(37)	15,358
Year ended October 31, 2007	15,924	(758)	(434)	1	14,733

Deferred tax valuation allowance (1):
Year ended October 31, 2009	$—	$276	$—	$—	$276
Year ended October 31, 2008	—	—	—	—	—
Year ended October 31, 2007	—	—	—	—	—

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended October 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of October 31, 2009. Deloitte & Touche LLP, the registered public accounting firm that audited the financial statements contained in this report, has issued an attestation report on the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Quanex Building Products Corporation
Houston, Texas
We have audited the internal control over financial reporting of Quanex Building Products Corporation and subsidiaries (the Company) as of October 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended October 31, 2009 of the Company and our report dated December 18, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ DELOITTE & TOUCHE LLP
Houston, Texas
December 18, 2009

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Pursuant to General Instruction G(3) to Form 10-K, additional information on directors, executive officers and corporate governance of the Registrant is incorporated herein by reference from the Registrant’s Definitive Proxy Statement or an amendment to this Form 10-K to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended October 31, 2009.
Item 11. Executive Compensation
Pursuant to General Instruction G(3) to Form 10-K, information on executive compensation is incorporated herein by reference from the Registrant’s Definitive Proxy Statement or an amendment to this Form 10-K to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended October 31, 2009.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Pursuant to General Instruction G(3) to Form 10-K, information on security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference from the Registrant’s Definitive Proxy Statement or an amendment to this Form 10-K to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended October 31, 2009.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Pursuant to General Instruction G(3) to Form 10-K, information on certain relationships and related transactions, and director independence is incorporated herein by reference from the Registrant’s Definitive Proxy Statement or an amendment to this Form 10-K to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended October 31, 2009.
Item 14. Principal Accountant Fees and Services
Pursuant to General Instruction G(3) to Form 10-K, information on principal accountant fees and services is incorporated herein by reference from the Registrant’s Definitive Proxy Statement or an amendment to this Form 10-K to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended October 31, 2009.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Listing of Documents

Page
1. Financial Statements

Report of Independent Registered Public Accounting Firm	44

Consolidated Balance Sheets	45

Consolidated Statements of Income	46

Consolidated Statements of Stockholders’ Equity	47

Consolidated Statements of Cash Flow	49

Notes to Consolidated Financial Statements	50

2. Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts	90

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

Exhibit
Number	Description of Exhibits

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

10.11
First Amendment to Lease Agreement between Cabot Industrial Properties, L.P. and Quanex Corporation dated May 22, 2007 (and assumed by Quanex Homeshield, LLC on November 1, 2007), filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K (Reg. No. 001-33913) for the fiscal year ended October 31, 2008.

10.12
Lease dated May 3, 1989, and Lease Extension dated June 9, 2004, between Mikron Industries, Inc. and the W.R. Sandwith and Michael G. Ritter Partnership, filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K (Reg. No. 001-33913) for the fiscal year ended October 31, 2008.

* 12.1	Ratio of Earnings to Fixed Charges.
* 21.1	Subsidiaries of the Registrant.
* 23.1	Consent of Deloitte and Touche LLP.
* 31.1	Certification by chief executive officer pursuant to Rule 13a-14(a)/15d-14(a).
* 31.2	Certification by chief financial officer pursuant to Rule 13a-14(a)/15d-14(a).
* 32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Management Compensation or Incentive Plan
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

Quanex Building Products Corporation

By:	/s/ David D. Petratis	December 18, 2009
David D. Petratis
Chairman of the Board, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David D. Petratis	Chairman of the Board,	December 18, 2009
David D. Petratis	President and
Chief Executive Officer

/s/ Donald G. Barger, Jr.	Director	December 18, 2009
Donald G. Barger, Jr.

/s/ Susan F. Davis	Director	December 18, 2009
Susan F. Davis

/s/ William C. Griffiths	Director	December 18, 2009
William C. Griffiths

/s/ Joseph J. Ross	Director	December 18, 2009
Joseph J. Ross

/s/ Joseph D. Rupp	Director	December 18, 2009
Joseph D. Rupp

/s/ Richard L. Wellek	Director	December 18, 2009
Richard L. Wellek

/s/ Brent L. Korb	Senior Vice President—Finance	December 18, 2009
Brent L. Korb	Chief Financial Officer
(Principal Financial Officer)

/s/ Deborah M. Gadin	Vice President and Controller	December 18, 2009
Deborah M. Gadin	(Principal Accounting Officer)