Form 10-Q
period 2010-01-31
Quanex Building Products CORP
filed 2010-02-26
CIK 1423221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2010
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 23, 2010
Common Stock, par value $0.01 per share	37,830,670

QUANEX BUILDING PRODUCTS CORPORATION
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 31,	October 31,
	2010	2009
	(In thousands except share data)
ASSETS
Current assets:
Cash and equivalents	$127,420	$123,499
Accounts receivable, net of allowance of $1,374 and $1,696	56,671	80,171
Inventories	48,716	46,515
Deferred income taxes	9,173	20,611
Prepaid and other current assets	16,349	5,177
Current assets of discontinued operations	187	232

Total current assets	258,516	276,205
Property, plant and equipment, net	139,524	141,286
Deferred income taxes	42,306	42,923
Goodwill	25,189	25,189
Intangible assets, net	46,607	47,359
Other assets	8,207	9,114
Assets of discontinued operations	32	1,524

Total assets	$520,381	$543,600

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,817	$67,010
Accrued liabilities	24,244	30,320
Current maturities of long-term debt	326	323
Current liabilities of discontinued operations	76	9

Total current liabilities	73,463	97,662
Long-term debt	1,926	1,943
Deferred pension and postretirement benefits	7,375	6,655
Non-current environmental reserves	1,288	1,767
Other liabilities	13,627	13,047

Total liabilities	97,679	121,074

Stockholders’ equity:
Preferred stock, no par value, shares authorized 1,000,000; issued and outstanding none	—	—
Common stock, $0.01 par value, shares authorized 125,000,000; issued 37,830,670 and 37,752,437	378	378
Additional paid-in-capital	234,552	233,452
Retained earnings	191,608	192,546
Accumulated other comprehensive income (loss)	(2,466)	(2,480)

	424,072	423,896
Less common stock held by Rabbi Trust, 102,125 shares	(1,370)	(1,370)

Total stockholders’ equity	422,702	422,526

Total liabilities and stockholders’ equity	$520,381	$543,600

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	January 31,
	2010	2009
	(In thousands, except per share
	amounts)

Net sales	$151,422	$112,888
Cost and expenses:
Cost of sales (exclusive of items shown separately below)	126,134	106,662
Selling, general and administrative expense	16,107	15,654
Impairment of goodwill and intangible assets	—	137,299
Depreciation and amortization	7,334	8,647

Operating income (loss)	1,847	(155,374)
Interest expense	(124)	(122)
Other, net	78	120

Income (loss) from continuing operations before income taxes	1,801	(155,376)
Income tax (expense) benefit	(718)	35,102

Income (loss) from continuing operations	1,083	(120,274)
Income (loss) from discontinued operations, net of tax	(889)	(139)

Net income (loss)	$194	$(120,413)

Basic earnings per common share:
Earnings (loss) from continuing operations	$0.03	$(3.22)
Income (loss) from discontinued operations	(0.02)	(0.01)

Basic earnings (loss) per share	$0.01	$(3.23)

Diluted earnings per common share:
Earnings (loss) from continuing operations	$0.03	$(3.22)
Income (loss) from discontinued operations	(0.02)	(0.01)

Diluted earnings (loss) per share	$0.01	$(3.23)

Weighted-average common shares outstanding:
Basic	37,340	37,333
Diluted	37,797	37,333

Cash dividends declared per share	$0.03	$0.03
The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Three Months Ended
	January 31,
	2010	2009
	(In thousands)
Operating activities:
Net income (loss)	$194	$(120,413)
(Income) loss from discontinued operations	889	139
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Impairment of goodwill and intangible assets	—	137,299
Depreciation and amortization	7,352	8,664
Deferred income taxes	654	(22,492)
Stock-based compensation	1,097	818
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Decrease (increase) in accounts receivable	24,262	58,947
Decrease (increase) in inventory	(2,200)	5,259
Decrease (increase) in other current assets	257	(132)
Increase (decrease) in accounts payable	(18,382)	(49,239)
Increase (decrease) in accrued liabilities	(5,929)	(6,979)
Increase (decrease) in income taxes	23	(14,967)
Increase (decrease) in pension and postretirement benefits	721	954
Other, net	23	586

Cash provided by (used for) operating activities from continuing operations	8,961	(1,556)
Cash provided by (used for) operating activities from discontinued operations	(202)	(129)

Cash provided by (used for) operating activities	8,759	(1,685)

Investing activities:
Capital expenditures, net of retirements	(3,727)	(4,563)

Cash provided by (used for) investing activities from continuing operations	(3,727)	(4,563)
Cash provided by (used for) investing activities from discontinued operations	—	(48)

Cash provided by (used for) investing activities	(3,727)	(4,611)

Financing activities:
Repayments of long-term debt	(14)	(13)
Common stock dividends paid	(1,132)	(1,130)
Issuance of common stock, net	26	—
Funding from Separation	—	15,401
Other, net	(201)	(100)

Cash provided by (used for) financing activities from continuing operations	(1,321)	14,158
Cash provided by (used for) financing activities from discontinued operations	201	100

Cash provided by (used for) financing activities	(1,120)	14,258

Effect of exchange rate changes on cash equivalents	8	(20)
Less: (Increase) decrease in cash and equivalents from discontinued operations	1	77

Increase (decrease) in cash and equivalents from continuing operations	3,921	8,019
Cash and equivalents at beginning of period	123,499	66,871

Cash and equivalents at end of period	$127,420	$74,890

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

				Accumulated
		Additional		Other		Total
	Common	Paid-in	Retained	Comprehensive		Stockholders’
Three Months Ended January 31, 2010	Stock	Capital	Earnings	Income (Loss)	Rabbi Trust	Equity
	(In thousands, except per share amounts)

Balance at October 31, 2009	$378	$233,452	$192,546	$(2,480)	$(1,370)	$422,526
Net income (loss)			194			194
Common dividends ($0.03 per share)			(1,132)			(1,132)
Stock-based compensation activity:
Stock-based compensation earned		1,063				1,063
Stock options exercised		26				26
Restricted stock awards	1	(1)				—
Stock-based compensation tax benefit		12				12
Other	(1)			14		13

Balance at January 31, 2010	$378	$234,552	$191,608	$(2,466)	$(1,370)	$422,702

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.	Description of Business and Basis of Presentation
Quanex Building Products Corporation and its subsidiaries (Quanex or the Company) are managed on a decentralized basis and operate two business segments: Engineered Products and Aluminum Sheet Products. The Engineered Products segment produces engineered products and components primarily serving the window and door industry, while the Aluminum Sheet Products segment produces mill finished and coated aluminum sheet serving the broader building products markets and secondary markets such as capital goods and transportation. The primary market drivers are residential housing starts and residential remodeling expenditures. Quanex believes it is a technological leader in the production of aluminum flat-rolled products, flexible insulating glass spacer systems, extruded vinyl profiles, and precision-formed metal and wood products that primarily serve the North American building products markets. The Company uses low-cost production processes, and engineering and metallurgical expertise to provide customers with specialized products for specific applications.
On December 12, 2007, Quanex Building Products Corporation was incorporated in the state of Delaware as a subsidiary of Quanex Corporation to facilitate the separation of Quanex Corporation’s vehicular products and building products businesses. The separation occurred on April 23, 2008 through the spin-off of Quanex Corporation’s building products business to its shareholders immediately followed by the merger of Quanex Corporation (consisting principally of the vehicular products business and all non-building products related corporate accounts) with a wholly-owned subsidiary of Gerdau S.A. (Gerdau). This is hereafter referred to as the “Separation.”
Effective with the Separation, the results of operations and cash flows related to the vehicular products business and non-building products related corporate items are reported as discontinued operations for all periods presented. There were no assets or liabilities of discontinued operations at January 31, 2010 and October 31, 2009 and no results of operations in 2009 related to the Separation. In January 2010, management committed to a plan to close its start-up facility in China due to the contraction of demand and the Company’s ability to serve the overseas thin film solar panel market from its North American operations. Accordingly, the China assets and liabilities, results of operation and cash flows are reported as discontinued operations for all periods presented. Unless otherwise noted, all disclosures in the notes accompanying the consolidated financial statements reflect only continuing operations.
The interim unaudited consolidated financial statements of the Company include all adjustments which, in the opinion of management, are necessary for a fair presentation of the Company’s financial position and results of operations. All such adjustments are of a normal recurring nature. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying footnotes. Estimates and assumptions about future events and their effects cannot be perceived with certainty. Estimates may change as new events occur, as more experience is acquired, as additional information becomes available and as the Company’s operating environment changes. Actual results could differ from estimates. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2009.
2.	New Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (FASB) issued ASC Topic No. 2010-06, Fair Value Measurements and Disclosures (ASC Topic 820) — Improving Disclosures About Fair Value Measurements. The ASC requires new disclosures about transfers into and out of Levels 1 (fair value determined based on quoted prices in active markets for identical assets and liabilities) and 2 (fair value determined based on significant other observable inputs) and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. Except for the detailed Level 3 roll-forward disclosures, the new standard is effective for the Company for interim and annual reporting periods beginning after December 31, 2009 (February 1, 2010 for the Company). The requirement to provide detailed disclosures about the purchases, sales, issuances and settlements in the roll-forward activity for Level 3 fair value measurements is effective for the Company for interim and annual reporting periods beginning after December 31, 2010 (February 1, 2011 for the Company). Other than requiring additional disclosures, none that currently impact the Company, the adoption of this new guidance does not have a material impact on the Company’s Consolidated Financial Statements.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
In June 2008, the FASB ratified FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (FSP EITF 03-6-1), which was codified into ASC Topic 260 “Earnings per Share” (ASC 260.) This pronouncement addresses whether instruments granted in share-based payment awards are participating securities prior to vesting, and therefore, must be included in the earnings allocation in calculating earnings per share under the two-class method described in ASC 260. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend-equivalents be treated as participating securities in calculating earnings per share. This pronouncement is effective for financial statements issued for fiscal years beginning after December 15, 2008 (November 1, 2009 for the Company), and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods. The adoption of this pronouncement did not have a material impact on the Company’s Consolidated Financial Statements.
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
In December 2007, the FASB issued SFAS No. 141R “Business Combinations”, SFAS 141R, which was codified into ASC Topic 805 “Business Combinations” (ASC 805). This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree, the goodwill acquired, contractual contingencies and any estimate or contingent consideration measured at their fair value at the acquisition date. Among other items, this standard requires acquisition costs to be expensed as incurred and gains to be recognized in bargain purchase business combinations. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. In April 2009, the FASB issued FSP No. 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP SFAS 141R-1). FSP SFAS No. 141R-1 was also codified into ASC 805. This staff position amends SFAS 141R to address application issues around the recognition, measurement and disclosure of assets and liabilities arising from contingencies in a business combination. These pronouncements apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (for acquisitions closed on or after November 1, 2009 for the Company). Early application is not permitted. The adoption of these pronouncements did not have an impact on the Company’s Consolidated Financial Statements; however, the Company will be required to expense costs related to any acquisitions closed on or after November 1, 2009 and recognize gains in bargain purchase business combinations.

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
3.	Goodwill and Acquired Intangible Assets
Goodwill
Under ASC Topic 350 “Intangibles — Goodwill and Other” (ASC 350), goodwill is reviewed for impairment annually or more frequently if certain indicators arise. The Company elected to make August 31 the annual impairment assessment date for goodwill.
During the first fiscal quarter of 2009, based on a combination of factors, the Company concluded that there were sufficient indicators to require Quanex to perform an interim goodwill impairment analysis. The Company recorded an estimated non-cash goodwill impairment charge of $125.4 million during the first quarter of fiscal 2009 and finalized its goodwill impairment analysis during the second quarter of fiscal 2009; at which time the Company recognized an additional non-cash goodwill impairment charge of $45.3 million bringing the total impairment charge to $170.7 million for the year ended October 31, 2009. The August 31, 2009 review of goodwill indicated that goodwill was not further impaired. As a result, there is $25.2 million of goodwill remaining on the Company’s balance sheet.
The changes in the carrying amount of goodwill for the three months ended January 31, 2010 are as follows (in thousands):

	Engineered	Aluminum Sheet
	Products	Products	Consolidated

Balance at October 31, 2009	$25,189	$—	$25,189
Other	—	—	—

Balance at January 31, 2010	$25,189	$—	$25,189

Acquired Intangible Assets
Intangible assets consist of the following (in thousands):

	As of January 31, 2010		As of October 31, 2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Customer relationships	$21,200	$5,497	$21,200	$5,232
Trademarks and trade names	33,150	8,055	33,150	7,709
Patents	11,560	5,751	11,560	5,610

Total	$65,910	$19,303	$65,910	$18,551

Based on a combination of factors, the Company determined that there were events and circumstances during the first quarter of 2009 that could indicate that its carrying amount of intangible assets may not be recoverable. Accordingly, intangible assets were tested for recoverability during the three months ended January 31, 2009. An impairment loss of $11.9 million was recognized during the three months ended January 31, 2009 on certain Engineered Products’ trademarks, trade names and patents whose carrying amount was not recoverable and whose carrying amount exceeded fair value. The intangible asset impairment charge is included in Impairment of goodwill and intangible assets in the accompanying consolidated statements of income. No impairment charges were recorded in 2010.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The aggregate amortization expense for the three month period ended January 31, 2010 and 2009 were $0.8 million and $1.0 million, respectively. Estimated amortization expense for the next five years, based upon the amortization of pre-existing intangibles follows (in thousands):

Fiscal Years Ending	Estimated
October 31,	Amortization
2010 (remaining nine months)	$2,255
2011	$3,006
2012	$3,006
2013	$2,944
2014	$2,910
4.	Inventories
Inventories consist of the following:

	January 31,	October 31,
	2010	2009
	(In thousands)
Raw materials	$20,617	$19,992
Finished goods and work in process	25,302	23,804

	45,919	43,796
Supplies and other	2,797	2,719

Total	$48,716	$46,515

Fixed costs related to excess manufacturing capacity have been expensed in the period, and therefore, are not capitalized into inventory. The values of inventories in the consolidated balance sheets are based on the following accounting methods:

	January 31,	October 31,
	2010	2009
	(In thousands)
LIFO	$23,399	$22,004
FIFO	25,317	24,511

Total	$48,716	$46,515

An actual valuation of inventory under the last in, first out (LIFO) method can be made only at the end of each year based on the inventory costs and levels at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory costs and levels. Because these are subject to many factors beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation which could significantly differ from interim estimates. To estimate the effect of LIFO on interim periods, the Company performs a projection of the year-end LIFO reserve and considers expected year-end inventory pricing and expected inventory levels. Depending on this projection, the Company may record an interim allocation of the projected year-end LIFO calculation. With respect to inventories valued using the LIFO method as no interim LIFO calculation was made, replacement cost exceeded the LIFO value by approximately $6.2 million as of January 31, 2010 and October 31, 2009.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5.	Earnings and Dividends Per Share
Earnings Per Share
The computation of diluted earnings per share excludes outstanding options and other common stock equivalents in periods where inclusion of such potential common stock instruments would be anti-dilutive in the periods presented. When income from continuing operations is a loss, all potential dilutive instruments are excluded from the computation of diluted earnings per share as they would be anti-dilutive. Accordingly, for the three months ended January 31, 2009, 0.2 million of common stock equivalents were excluded from the computation of diluted earnings per share as the Company had a loss from continuing operations. Additionally, as of January 31, 2009, the Company had 0.9 million of stock options that are potentially dilutive in future earnings per share calculations; such dilution will be dependent on the excess of the market price of the Company’s stock over the exercise price and other components of the treasury stock method. The computational components of basic and diluted earnings per share from continuing operations for the 2010 period are as follows (shares and dollars in thousands except per share amounts):

	For the Three Months Ended
	January 31, 2010
			Per-
	Income	Shares	Share
	(Numerator)	(Denominator)	Amount

Basic earnings and earnings per share	$1,083	37,340	$0.03

Effect of dilutive securities
Common stock equivalents arising from stock options	—	200
Restricted stock	—	155
Common stock held by rabbi trust	—	102

Diluted earnings and earnings per share	$1,083	37,797	$0.03

As of January 31, 2010, the Company had 0.5 million of stock options that are potentially dilutive in future earnings per share calculations; such dilution will be dependent on the excess of the market price of the Company’s stock over the exercise price and other components of the treasury stock method.
Dividends Per Share
The Company pays a quarterly cash dividend on the Company’s common stock. During the three months ended January 31, 2010 and 2009, the Company paid a $0.03 cash dividend per common share.
6.	Comprehensive Income
Comprehensive income comprises net income and all other non-owner changes in equity, including foreign currency translation, pension related adjustments and realized and unrealized gains and losses on derivatives, if any. Comprehensive income for the three months ended January 31, 2010 and 2009 was as follows:

	Three Months Ended
	January 31,
	2010	2009
	(In thousands)
Comprehensive income (loss):
Net income (loss)	$194	$(120,413)
Change in pension	—	(2)
Foreign currency translation adjustment	13	(21)

Total comprehensive income (loss), net of taxes	$207	$(120,436)

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7.	Long-term Debt
Long-term debt consists of the following:

	January 31,	October 31,
	2010	2009
	(In thousands)
Revolving Credit Facility	$—	$—
City of Richmond, Kentucky Industrial Building Revenue Bonds	1,100	1,100
Scott County, Iowa Industrial Waste Recycling Revenue Bonds	1,000	1,000
Capital lease obligations and other	152	166

Total debt	$2,252	$2,266
Less maturities due within one year included in current liabilities	326	323

Long-term debt	$1,926	$1,943

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
As of January 31, 2010, the Company had no borrowings under the Credit Facility, and the Company was in compliance with all Credit Facility financial covenants. The availability under the Credit Facility is a function of both the facility amount utilized and meeting covenant requirements. Although there were no borrowings on the Credit Facility and there was only $5.8 million of outstanding letters of credit under the Credit Facility, the aggregate availability under the Credit Facility was limited by the Consolidated Leverage Ratio resulting in an availability of $171.9 million at January 31, 2010.
8.	Retirement Plans
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
The components of net periodic pension cost are as follows:

	Three Months Ended
	January 31,
	2010	2009
	(In thousands)
Pension Benefits:
Service cost	$752	$919
Interest cost	132	105
Expected return on plan assets	(127)	(64)
Amortization of unrecognized prior service cost	—	—
Amortization of unrecognized net loss	35	—

Net periodic pension cost	$792	$960

During the three months ended January 31, 2010, the Company contributed $0.1 million to its defined benefit plan. The Company estimates that it will contribute approximately $4.9 million to its pension plan during the remainder of fiscal 2010.
Defined Contribution Plans
The Company has defined contribution plans to which both employees and the Company make contributions. Effective April 1, 2009, the Company temporarily suspended its matching contributions to the Quanex Building Products Salaried and Non-Union Employee 401(k) Plan as part of its efforts to reduce controllable spending. Effective February 1, 2010, these matching contributions were reinstated.
9.	Industry Segment Information
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

	Three Months Ended
	January 31,
	2010	2009
	(In thousands)
Net Sales:
Engineered Products	$72,809	$64,819
Aluminum Sheet Products	81,563	50,808
Intersegment Eliminations	(2,950)	(2,739)

Consolidated	$151,422	$112,888

Operating Income (Loss):
Engineered Products[1]	$4,077	$(121,427)
Aluminum Sheet Products[2]	3,634	(28,204)
Corporate & Other	(5,864)	(5,743)

Consolidated	$1,847	$(155,374)

	January 31,	October 31,
	2010	2009
	(In thousands)
Identifiable Assets:
Engineered Products	$257,475	$273,252
Aluminum Sheet Products	128,288	138,615
Corporate, Intersegment Eliminations & Other	134,399	129,977
Discontinued Operations[3]	219	1,756

Consolidated	$520,381	$543,600

10.	Stock-Based Compensation
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
The Company’s practice is to grant options and restricted stock or RSUs to non-employee directors on October 31st of each year, with an additional grant of options to each director on the date of his or her first anniversary of service. Additionally, the Company’s practice is to grant options and restricted stock to employees at the Company’s December board meeting and occasionally to key employees on their respective dates of hire. The Company has not capitalized any stock-based compensation cost as part of inventory or fixed assets during the three months ended January 31, 2010 and 2009.

[1]
The three months ended January 31, 2009 reflects an estimated goodwill impairment charge of $105.0 million and an impairment on acquired intangible assets of $11.9 million. See Note 3 for further discussion.

[2]	The three months ended January 31, 2009 reflects an estimated goodwill impairment charge of $20.4 million. See Note 3 for further discussion.

[3]
In January 2010, management committed to a plan to shut down the operations of its start-up facility in China, and therefore, the China assets are included in discontinued operations for all periods presented.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Restricted Stock Awards
Under the 2008 Plan, common stock may be awarded to key employees, officers and non-employee directors. The recipient is entitled to all of the rights of a shareholder, except that during the forfeiture period the shares are nontransferable. The awards vest over a specified time period, but typically either immediately vest or cliff vest over a three-year period with service as the vesting condition. Upon issuance of stock under the plan, fair value is measured by the grant-date price of the Company’s shares. This fair value is then expensed over the restricted period with a corresponding increase to additional paid-in-capital. A summary of non-vested restricted stock award changes during the three months ended January 31, 2010 follows:

		Weighted-Average
		Grant-Date Fair
	Shares	Value Per Share

Non-vested at October 31, 2009	312,049	$12.38
Granted	74,900	16.21
Forfeited	—	—

Non-vested at January 31, 2010	386,949	$13.12

The weighted-average grant-date fair value of restricted stock granted during the three months ended January 31, 2010 and 2009 was $16.21 and $7.82, respectively. There were no restricted stock shares that vested during the three months ended January 31, 2010 or January 31, 2009. Total unrecognized compensation cost related to unamortized restricted stock awards was $3.0 million as of January 31, 2010. That cost is expected to be recognized over a weighted-average period of 2.0 years.
Stock Options
As described in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2009, the Company uses the Black-Scholes-Merton option-pricing model to estimate the fair value of its stock options. The fair value of each option was estimated on the date of grant. The following is a summary of valuation assumptions and resulting grant-date fair values for grants during the following periods.

	Grants during
	Three Months Ended January 31,
	2010	2009

Weighted-average expected volatility	55.0%	47.0%
Expected term (in years)	4.9-5.1	4.9-5.1
Risk-free interest rate	2.1%	1.6-1.7%
Expected dividend yield over expected term	1.0%	1.0%
Weighted-average grant-date fair value per share	$7.32	$3.03
The increase in the weighted average grant-date fair value is primarily related to the Company’s stock price; the weighted-average market price on the date of grant was $16.21 in 2010 compared to $7.82 in 2009.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Below is a table summarizing the stock option shares activity for the 2008 Plan since October 31, 2009:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
		Price	Contractual	Value
	Shares	Per Share	Term (in years)	(000s)

Outstanding at October 31, 2009	1,409,921	$12.38
Granted	314,950	16.21
Exercised	(3,333)	7.83
Forfeited	—	—

Outstanding at January 31, 2010	1,721,538	13.09	8.6	$5,203

Vested or expected to vest at January 31, 2010	1,633,776	13.09	8.6	$4,943

Exercisable at January 31, 2010	596,620	$12.63	7.9	$2,061

The total intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the three months ended January 31, 2010 was $10 thousand. No stock options were exercised during the three months ended January 31, 2009.
A summary of the non-vested stock option shares during the three months ended January 31, 2010 is presented below:

		Weighted-Average
		Grant-Date Fair
	Shares	Value Per Share

Non-vested at October 31, 2009	974,379	$4.20
Granted	314,950	7.32
Vested	(164,411)	3.03

Non-vested at January 31, 2010	1,124,918	$5.24

The total fair value of shares vested during the three months ended January 31, 2010 was $0.5 million. No stock options vested during the three months ended January 31, 2009. Total unrecognized compensation cost related to stock options granted under the 2008 Plan was $4.1 million as of January 31, 2010. That cost is expected to be recognized over a weighted-average period of 2.1 years.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
11.	Income Taxes
The provision for income taxes is determined by applying an estimated annual effective income tax rate to income from continuing operations before income taxes. The rate is based on the most recent annualized forecast of pretax income, permanent book versus tax differences and tax credits. The Company’s estimated annual effective tax rate for the three months ended January 31, 2010 is 39.9% compared to the estimated annual effective tax rate benefit of 22.6% for the three months ended January 31, 2009. The reduction in the tax rate benefit in 2009 is primarily related to the nondeductible portion of the goodwill impairment charge.
Prepaid and other current assets on the consolidated balance sheet includes an income tax receivable of $12.1 million and $0.7 million as of January 31, 2010 and October 31, 2009, respectively. The increase relates to the federal income tax refund of $11.4 million from the carryback of losses to prior years which was previously reported in current deferred income taxes as of October 31, 2009. The $11.4 million refund was received in February 2010.
The nature of the Separation described in Note 1 created a non-current deferred income tax asset. The non-current deferred income tax asset amount reflected on the balance sheet as of January 31, 2010 of $42.3 million includes a net non-current deferred income tax asset of $50.2 million, the remaining estimated net operating loss (NOL) benefit of $6.7 million and a non-current liability for unrecognized tax benefit of $14.6 million. Management determined it was appropriate to establish this liability for unrecognized tax benefit associated with the Separation.
Non-current unrecognized tax benefit of $3.7 million as of January 31, 2010 is related to the Separation and state tax items regarding the interpretations of tax laws and regulations and are recorded in Other liabilities on the Consolidated Balance Sheet.
The total unrecognized tax benefit at January 31, 2010 is $18.3 million (including $0.6 million for which the disallowance of such items would not affect the annual effective tax rate).
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
12.	Contingencies
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Total environmental reserves and corresponding recoveries for Quanex’s current plants were as follows:

	January 31,	October 31,
	2010	2009
	(In thousands)

Current[1]	$1,485	$1,485
Non-current	1,288	1,767

Total environmental reserves	$2,773	$3,252

Receivable for recovery of remediation costs[2]	$3,437	$3,437

Approximately $0.4 million of the January 31, 2010 reserve represents administrative costs; the balance represents estimated costs for investigation, studies, cleanup, and treatment. The reserve has not been discounted. As discussed below, an associated $3.4 million undiscounted recovery from indemnitors of remediation costs at one plant site is recorded as of January 31, 2010 and October 31, 2009. The change in the environmental reserve during the first three months of fiscal 2010 primarily consisted of cash payments for remediation costs.
The Company’s Nichols Aluminum-Alabama, LLC (NAA) subsidiary operates a plant in Decatur, Alabama that is subject to an Alabama Hazardous Wastes Management and Minimization Act Post-Closure Permit. Among other things, the permit requires NAA to remediate, as directed by the state, historical environmental releases of wastes and waste constituents. Consistent with the permit, NAA has undertaken various studies of site conditions and, during the first quarter 2006, started a phased program to treat in-place free product petroleum that had been released underneath the plant. Based on its studies to date, which remain ongoing, the Company’s remediation reserve at NAA’s Decatur plant is $2.8 million. NAA was acquired through a stock purchase in which the sellers agreed to indemnify Quanex and NAA for identified environmental matters related to the business and based on conditions initially created or events initially occurring prior to the acquisition. Environmental conditions are presumed to relate to the period prior to the acquisition unless proved to relate to releases occurring entirely after closing. The limit on indemnification is $21.5 million excluding legal fees. In accordance with the indemnification, the indemnitors paid the first $1.5 million of response costs and have been paying 90% of ongoing costs. Based on its experience to date, its estimated cleanup costs going forward, and costs incurred to date as of January 31, 2010, the Company expects to recover from the sellers’ shareholders an additional $3.4 million. Of that, $2.5 million is recorded in Other assets, and the balance is reflected in Accounts Receivable.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
13.	Fair Value Measurement of Assets and Liabilities
The Company holds Treasury Money Market Fund investments that are classified as cash equivalents and are measured at fair value on a recurring basis, based on quoted prices in active markets for identical assets (Level 1). The Company had cash equivalent investments totaling approximately $125.8 million and $118.8 million at January 31, 2010 and October 31, 2009, respectively. As of January 31, 2010, the Company did not have any assets or liabilities obtained from readily available pricing sources for comparable instruments (Level 2) or requiring measurement at fair value without observable market values that would require a high level of judgment to determine fair value (Level 3).
14.	Subsequent Events
Pursuant to ASC Topic 855, “Subsequent Events” (ASC 855), in preparing these financial statements, the Company evaluated the events and transactions through the time of filing these financial statements with the SEC on February 26, 2010. During this period, the Company did not have any material recognizable subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
The discussion and analysis of Quanex Building Products Corporation and its subsidiaries’ financial condition and results of operations should be read in conjunction with the January 31, 2010 Consolidated Financial Statements of the Company and the accompanying notes and in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2009. References made to the “Company” or “Quanex” include Quanex Building Products Corporation and its subsidiaries and Quanex Corporation (Predecessor to Quanex Building Products Corporation) unless the context indicates otherwise.
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
Factors exist that could cause the Company’s actual results to differ materially from the expected results described in or underlying the Company’s forward-looking statements. Such factors include domestic and international economic activity, prevailing prices of aluminum scrap and other raw material costs, the rate of change in prices for aluminum scrap, energy costs, interest rates, construction delays, market conditions, particularly in the home building and remodeling markets, any material changes in purchases by the Company’s principal customers, labor supply and relations, environmental regulations, changes in estimates of costs for known environmental remediation projects and situations, world-wide political stability and economic growth, the Company’s successful implementation of its internal operating plans, acquisition strategies and integration, performance issues with key customers, suppliers and subcontractors, and regulatory changes and legal proceedings. Accordingly, there can be no assurance that the forward-looking statements contained herein will occur or that objectives will be achieved. All written and verbal forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors. For more information, see Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K, for the year ended October 31, 2009.
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
Effective with the Separation, the results of operations and cash flows related to the vehicular products business and non-building products related corporate items are reported as discontinued operations for all periods presented. There were no assets or liabilities of discontinued operations at January 31, 2010 and October 31, 2009 and no results of operations in 2009 related to the Separation. In January 2010, management committed to a plan to close its start-up facility in China due to the contraction of demand and the Company’s ability to serve the overseas thin film solar panel market from its North American operations. Accordingly, the China assets and liabilities, results of operation and cash flows are reported as discontinued operations for all periods presented. Unless otherwise noted, all discussions reflect only continuing operations.

Consolidated Results of Operations
Summary Information

	Three Months Ended January 31,
	2010	2009	Change	%
	(Dollars in millions)

Net sales	$151.4	$112.9	$38.5	34.1%
Cost of sales[1]	126.1	106.7	19.4	18.2
Selling, general and administrative	16.2	15.7	0.5	3.2
Impairment of goodwill and intangibles	—	137.3	(137.3)	(100.0)
Depreciation and amortization	7.3	8.6	(1.3)	(15.1)

Operating income (loss)	1.8	(155.4)	157.2	(101.2)

Interest expense	(0.1)	(0.1)	—	—
Other, net	0.1	0.1	—	—
Income tax (expense) benefit	(0.7)	35.1	(35.8)	(102.0)

Income (loss) from continuing operations	$1.1	$(120.3)	$121.4	(100.9)%

Overview
The overall condition of the Company’s primary end markets, residential home starts and remodeling activity remain weak. The Company experienced a seasonal upturn in the latter half of 2009 off an all-time low in underlying demand in the first half of 2009. A return to more typical seasonal patterns suggests that the end markets have bottomed, but uncertainty remains as to how long the Company’s end markets will persist at today’s depressed levels. Annualized new home starts were up 2% in the first quarter of 2010 over the year ago quarter, while remodeling and repair activity is estimated to be down 9% over the same time period. While underlying demand remains seasonally weak, the Company continues to demonstrate its ability to outperform the market with an increase in year over year net sales of 34%. Additionally, the Company’s focus on price realization and vigilant focus on flexing the operation to demand are evident in the financial results and margins.
For the three months ended January 31, 2009, the Company recorded a $137.3 million non-cash impairment charge, of which $125.4 million relates to goodwill and $11.9 million relates to other acquired intangibles. While the portion related to other acquired intangibles was recognized entirely during the first quarter of fiscal 2009, the goodwill portion was estimated in the first quarter of 2009 and finalized in the second fiscal quarter of 2009 at which time the Company recorded a true-up to its first quarter estimate of $45.3 million in additional non-cash goodwill impairment charge. After recognizing a total goodwill impairment charge of $170.7 million for the year ended October 31, 2009, $25.2 million of goodwill remains on the Company’s balance sheet as of January 31, 2010. For additional details regarding this impairment charge, see Note 3, “Goodwill and Acquired Intangible Assets,” in the Notes to Unaudited Consolidated Financial Statements in this Form 10-Q.
Business Segments
Quanex has two reportable segments: Engineered Products and Aluminum Sheet Products. The Engineered Products segment produces finished products, components and systems serving the residential window and door industry, while the Aluminum Sheet Products segment produces mill finished and coated aluminum sheet serving the broader residential building products markets and secondary markets such as recreational vehicles and capital equipment. The main market drivers of both segments are residential housing starts and residential remodeling expenditures.
For financial reporting purposes, three of the Company’s four operating divisions, Homeshield, Truseal and Mikron, have been aggregated into the Engineered Products reportable segment. The remaining division, Nichols Aluminum (Aluminum Sheet Products), is reported as a separate reportable segment, with Corporate & Other comprised of corporate office expenses and certain inter-division eliminations. The sale of products between segments is recognized at market prices. The financial performance of the operations is based upon operating income. The segments follow the accounting principles described in Item 1, Note 1 to the consolidated financial statements of the Company’s 2009 Form 10-K. The two reportable segments value inventory on a FIFO or weighted-average basis while the LIFO reserve relating to those operations accounted for under the LIFO method of inventory valuation is computed on a consolidated basis in a single pool and treated as a corporate item.

[1]	Exclusive of items shown separately below.

Three Months Ended January 31, 2010 Compared to Three Months Ended January 31, 2009
Engineered Products

	Three Months Ended January 31,
	2010	2009	Change	%
	(Dollars in millions)

Net sales	$72.8	$64.8	$8.0	12.3%
Cost of sales[1]	54.6	55.2	(0.6)	(1.1)
Selling, general and administrative	8.9	8.2	0.7	8.5
Impairment of goodwill and intangibles	—	116.9	(116.9)	(100.0)
Depreciation and amortization	5.2	6.0	(0.8)	(13.3)

Operating income (loss)	$4.1	$(121.5)	$125.6	(103.4)%

The Company’s Engineered Products business outperformed the overall market again with first quarter sales up 12% from a year ago, based in part on market share gains by customers, the addition of new customers and by the Company’s growing penetration in the repair and remodel market. The Company saw relatively steady demand throughout the first quarter. Comparatively, housing starts were only up an estimated 2% compared to a year ago while residential remodeling activity was estimated to be down about 9%.
Net sales less Cost of sales at Engineered Products for the three months ended January 31, 2010 compared to the same period last year have increased by $8.6 million. Additionally, Net sales less Cost of sales as a percent of Net sales has increased in the first fiscal quarter of 2010 compared to the same 2009 period and even exceeds results as a percent of Net sales compared to first quarters of 2006, 2007 and 2008 during periods of significantly higher underlying demand. This is testimony to the Company’s ability to right-size to demand, along with price realization and growth in higher margin products. The Company expects these efforts to continue to benefit margins; however, the Company does anticipate increases in raw material costs. Additionally, in the first fiscal quarter of 2010, the Company had hourly labor savings associated with the strike at the segment’s Barbourville, Kentucky facility in mid December 2009 as the then effective labor contract expired without the parties having reached a new agreement. In January 2010, the strike ended upon ratification of a new three-year collective bargaining agreement. The Barbourville facility was able to continue production with the Company’s salary workforce and continued to deliver its products during the strike to meet its customer demands.
The increase in Selling, general and administrative costs was primarily attributable to costs associated with the aforementioned strike in mid December 2009 (partially offset by the direct labor savings in Cost of sales). Variable pay incentives increased in the current quarter compared to the same 2009 period corresponding to increased level of earnings. This increase was offset by cost control efforts put in place in 2009 and the absence of matching contributions to the Quanex Building Products Salaried and Non-Union Employee 401(k) Plan in the first quarter 2010 as that program was suspended as of April 1, 2009. The matching contributions on this 401(k) Plan have since been reinstated effective February 1, 2010.
The $116.9 million non-cash impairment charge reflected in the three months results above represents $11.9 million of impairment on acquired intangible assets and $105.0 million of impairment charge on goodwill. For additional information on the impairment charges see Note 3, “Goodwill and Acquired Intangible Assets,” in the Notes to Unaudited Consolidated Financial Statements in this Form 10-Q. Depreciation and amortization has declined in 2010 compared to 2009 due to the completion of depreciation on assets acquired in an acquisition in a previous year and to a lesser extent due to the aforementioned intangible asset impairment (other than goodwill) in the first fiscal quarter of 2010.

[1]	Exclusive of items shown separately below.

Aluminum Sheet Products

	Three Months Ended January 31,
	2010	2009	Change	%
	(In millions)

Net sales	$81.6	$50.8	$30.8	60.6%
Cost of sales[1]	74.3	54.0	20.3	37.6
Selling, general and administrative	1.6	2.0	(0.4)	(20.0)
Impairment of goodwill and intangibles	—	20.4	(20.4)	(100.0)
Depreciation and amortization	2.1	2.6	(0.5)	(19.2)

Operating income (loss)	$3.6	$(28.2)	$31.8	(112.8)

Shipped pounds	61.1	35.9	25.2	70.2%
The primary market drivers for the Aluminum Sheet Products segment (Nichols Aluminum) are North American residential home starts and transportation markets.
The increase in net sales at the Aluminum Sheet Products segment for the first quarter of fiscal 2010 was the result of a 70% increase in shipped pounds during the quarter compared to the same period of 2009 partially offset by a decline in average selling price per pound of 5.7% due to a higher mix of mill-finished sheet and to a lesser extent lower prices on some incremental volume. The Aluminum Association reported U.S. demand for the type of aluminum sheet the Company sells up 11% from the year ago quarter while the segment’s first quarter sheet shipments were up 70%. Additionally, shipped pounds during the first quarter of 2010 exceeded shipped pounds in the first quarter of 2008 and rivaled volumes in the first quarter of fiscal 2007. The segment’s ability to outperform the market was due to solid execution at the business, including its continued success in keeping hard won market share gains over the last twelve months and as it continued to capitalize on some short lead time sales opportunities.
Selling, general and administrative costs declined by $0.4 million during the first quarter of 2010 compared to the same 2009 period primarily due to a reduction in estimated bad debt expense as one customer’s credit rating recently improved. The $20.4 million non-cash impairment charge reflected in the three months ended January 31, 2009, results represents the write-off of all of the segment’s goodwill. For additional information on the goodwill impairment charge see Note 3, “Goodwill and Acquired Intangible Assets,” in the Notes to Unaudited Consolidated Financial Statements in this Form 10-Q. Depreciation and amortization has declined in 2010 compared to 2009 as the first quarter 2009 included accelerated depreciation from a premature equipment failure during the 2009 first fiscal quarter.
Operating income increased at the Aluminum Sheet Products segment for the three months ended January 31, 2010, compared to prior year primarily as a result of an increase in spreads (sales price less material costs) and substantially higher volumes. First quarter 2010 spreads increased by 17% over first quarter 2009. Aluminum prices moved up during the quarter compared to fourth quarter 2009, but unfortunately the Company’s scrap costs also increased, in part due to inclement weather that reduced availability. As a result, the spread was up only 2% over the fourth quarter of 2009.

[1]	Exclusive of items shown separately below.

Corporate and Other

	Three Months Ended January 31
	2010	2009	Change	%
	(Dollars in millions)

Net sales	$(3.0)	$(2.7)	$(0.3)	11.1%
Cost of sales[1]	(2.8)	(2.5)	(0.3)	12.0
Selling, general and administrative	5.7	5.5	0.2	3.6
Depreciation and amortization	—	—	—	—

Operating income (loss)	$(5.9)	$(5.7)	$(0.2)	3.5%

Corporate and other, which are not in the segments mentioned above, include inter-segment eliminations, the consolidated LIFO inventory adjustments (calculated on a combined pool basis), if any, and corporate office expenses. Net sales amounts represent inter-segment eliminations between the Engineered Products segment and the Aluminum Sheet Products segment with an equal and offsetting elimination in Cost of sales. Selling, general and administrative costs for the three months ended January 31, 2010 approximate costs in the corresponding prior year period. The slight year over year increase is the result of higher variable pay incentive costs corresponding to the Company’s higher operating earnings and higher mark-to-market expense associated with the deferred compensation plan from the increase in the Company’s stock price as well as the market value of other investments held by the deferred compensation plan during the 2010 period; these increases were partially offset by declines in other corporate operating expenses.
Other items
Other, net typically includes interest income earned on the Company’s cash and equivalents and changes associated with the cash surrender value of life insurance. Other income remained flat for the three months ended January 31, 2010 compared to the respective 2009 periods. In February 2010, the Company completed a small acquisition to be integrated into one of its existing Engineered Products businesses for approximately $1.6 million in consideration. This acquisition was effected through an asset purchase through a receivership proceeding and no liabilities were assumed. As the acquisition was a forced sale situation, the Company expects the acquisition to be accounted for as a bargain purchase option which will result in the recognition of a gain during the second quarter of 2010. The Company is currently evaluating the amount of any excess of fair value of the net assets acquired over the consideration paid.
The Company’s estimated annual effective tax rate for the three months ended January 31, 2010 is 39.9% compared to the estimated annual effective tax rate benefit of 22.6% for the three months ended January 31, 2009. The tax rate benefit in 2009 is unusually low primarily due to the nondeductible portion of the goodwill impairment charge. For further discussion of the goodwill impairment charge see Note 3, “Goodwill and Acquired Intangible Assets,” in Notes to Unaudited Consolidated Financial Statements in this Form 10-Q.
Outlook
While the Company is pleased to see the reduction in the months’ supply of new homes for sale compared to a year ago, it remains concerned about the general sluggishness of new home starts and the rates of residential foreclosures. The Company certainly believes both new home construction and remodeling activity bottomed last year, and it continues to anticipate higher sales and improved earnings in 2010 compared to 2009. Like most years, the Company expects the majority of its earnings to come in the second half of the year. It remains uncertain as to how long its end markets will remain relatively stagnant, so the Company will continue to operate its businesses with reduced staffs and minimal levels of materials.
At this time, the Company’s 2010 guidance for Engineered Products remains unchanged at $25 million to $30 million of operating income. Higher operating income in 2010 will come from a combination of new product opportunities, new customers, and modest improvements in its two end markets.

[1]	Exclusive of items shown separately below.

The Company is raising its 2010 guidance for Aluminum Sheet Products to about $20 million in operating income, up from $10 million. The change in guidance is based on rising aluminum prices, higher aluminum spreads (previously expected to be in-line with 2009) and higher expected shipments given the strength the Company saw in first quarter volume.
The Company’s guidance for the two segments excludes estimated corporate expenses of $23 million and any impact from LIFO. Estimates for capital expenditures, and depreciation and amortization are $22 million and $30 million, respectively.
Liquidity and Capital Resources
The Company’s principal sources of funds are cash on hand, cash flow from operations, and borrowings under its $270.0 million Senior Unsecured Revolving Credit Facility (the Credit Facility). As of January 31, 2010, the Company has a solid liquidity position, comprised of cash and equivalents and adequate availability under the Company’s Credit Facility. The Company has $127.4 million of cash and equivalents, $171.9 million of current availability under the revolving credit facility and minimal debt of $2.3 million as of January 31, 2010. The Company has grown its cash and equivalents balance steadily since its spin-off from Quanex Corporation in April 2008, throughout 2009 and continuing into 2010 from $40.5 million as of April 30, 2008 to $123.5 million as of October 31, 2009 and to $127.4 million at January 31, 2010.
The Company’s excess cash was invested in money market funds throughout most of fiscal year 2008 as well as some commercial paper and auction rate securities preceding the Separation. Beginning in September 2008, the Company’s cash has been invested only in Money Market Funds due to the recent financial market turmoil. The Company’s current investments are with institutions that the Company believes to be financially sound. The Company intends to remain in highly rated overnight money market funds following a prudent investment philosophy. The Company has had no material losses on its cash and marketable securities investments.
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

As of January 31, 2010, the Company had no borrowings under the Credit Facility, and the Company was in compliance with all Credit Facility covenants. Although there were no borrowings on the Credit Facility and there was only $5.8 million of outstanding letters of credit under the Credit Facility, the aggregate availability under the Credit Facility was limited by the Consolidated Leverage Ratio resulting in an availability of $171.9 million at January 31, 2010. Because the Consolidated Leverage Ratio is based on a rolling twelve months of EBITDA, lower earnings in fiscal 2009 compared to fiscal 2008 constricted the amount available under the Credit Facility in fiscal 2009. The amount available under the Credit Facility increased from $109.5 million as of October 31, 2009 to $171.9 million at January 31, 2010 as earnings for the first fiscal quarter of 2010 exceeded earnings in the first fiscal quarter of 2009. Increased earnings for any future periods could further increase availability under the Credit Facility; conversely, reduced earnings for any future periods could adversely impact the amount available under the Credit Facility in future quarters, absent any pro-forma EBITDA benefit from any potential acquisitions. The Company is focused on this matter and will endeavor to maintain the existing Credit Facility to the extent possible given its favorable terms versus current market terms.
The Company believes that it has sufficient funds and adequate financial resources available to meet its anticipated liquidity needs. The Company also believes that cash balances and cash flow from operations will be sufficient in the next twelve months and foreseeable future to finance anticipated working capital requirements, capital expenditures, debt service requirements, environmental expenditures, and dividends. The Company expects to use its cash to fund organic growth opportunities, acquisitions, and when appropriate, raise the cash dividend and potentially repurchase outstanding shares.
The Company’s working capital was $185.1 million on January 31, 2010, which is higher than working capital at October 31, 2009 of $178.5 million. During the first fiscal quarter of 2010, accounts receivable declined with a corresponding decline in accounts payable as is typical due to seasonally lower sales in the first quarter. Overall conversion capital (accounts receivable plus inventory less accounts payable) from continuing operations declined slightly by $3.1 million during the three months of 2010, decreasing working capital. Following the Company’s aggressive measures with its working capital management in 2009 and corresponding $25.9 million decline in conversion capital in 2009, the Company continues its focus to maintain and monitor conversion capital. Offsetting the reduction in conversion capital is the $3.9 million growth in the Company’s cash and equivalents balance during the quarter and the $6.1 million decrease in accrued liabilities primarily from the routine settlement of volume discounts and payment of annual incentives.
The following table summarizes the Company’s cash flow results from continuing operations for the three months ended January 31, 2010 and 2009:

	Three Months Ending January 31,
	2010	2009
	(In millions)

Cash flows from operating activities	$9.0	$(1.6)
Cash flows from investing activities	$(3.7)	$(4.6)
Cash flows from financing activities	$(1.3)	$14.2
Highlights from the Company’s cash flow results for the three months ended January 31, 2010 and 2009 are as follows:
Operating Activities — Continuing Operations
The increase of $10.6 million in cash provided by operating activities from continuing operations for the first three months of fiscal 2010 compared to the same period last year is primarily related to the increase in year over year sales and gross margin from its Engineered Products’ businesses as well as increased volumes and spreads at the Company’s Aluminum Sheet business. Partially offsetting this was a more substantial decrease in conversion capital during the first fiscal quarter of 2009 compared to the first quarter of 2010; while the Company continues to be focused on its working capital management in 2010, in 2009 the Company’s efforts resulted in such significant improvements in working capital that those improvements are unlikely to be matched in 2010 as the business expands. Despite the continued overall condition of the Company’s primary end markets and the seasonally slowest fiscal quarter, the Company generated operating cash flow of $9.0 million during the three months ended January 31, 2010. The Company expects to generate additional operating cash flow in fiscal 2010 as it continues in its seasonally stronger periods and continues to focus on maximizing its cash flow. The Company received a federal income tax refund in February 2010 of $11.4 million; this refund will be partially offset in 2010 by the estimated federal tax payments expected in 2010. During fiscal 2009, the Company did not make any estimated federal tax payments. Additionally, the Company estimates that it will contribute approximately $4.9 million to its pension plan during the remainder of fiscal 2010 to reach targeted funding levels.

Investing Activities — Continuing Operations
Cash spending from investing activities from continuing operations during the three months ended January 31, 2010 decreased by $0.9 million compared to the same prior year period. The $0.9 million decrease in capital expenditures primarily pertains to a decrease in required maintenance items across the Company. The Company expects 2010 capital expenditures not to exceed $22.0 million. The increase in the expected full year spending from prior year levels relates to organic growth initiatives including capital to support new program and product development. At January 31, 2010, the Company had commitments of approximately $6.1 million for the purchase or construction of capital assets. The Company plans to fund these capital expenditures through cash flow from operations.
Repairs are substantially complete related to the tornado that struck and damaged the Company’s Mikron facility in Richmond, Kentucky in May 2009. The Company spent approximately $0.5 million during the first quarter of 2010 which is reflected in capital expenditures on the statement of cash flows; however, the Company believes that its net overall cash flows from this event will be minimal due to the Company’s insurance coverage.
The Company continues to evaluate various building products companies as potential acquisitions; however, under the current economic environment, the Company is focused on preserving capital and thus only anticipates consummating those transactions that can be secured at attractive valuations. In February 2010, the Company completed a small acquisition to be integrated into one of its existing Engineered Products businesses for approximately $1.6 million in consideration. This acquisition was effected through an asset purchase through a receivership proceeding and no liabilities were assumed.
Financing Activities — Continuing Operations
The Company received $15.5 million less from financing activities from continuing operations during the three months ended January 31, 2010 compared to the same prior year period primarily due to items related to the Separation. In 2009, the Company received $15.4 million from Gerdau representing the fourth and final true-up and relating to distribution taxes pursuant to the terms of the transaction related agreements. The Company does not anticipate any further cash from financing activities related to the Separation.
In the first three months of fiscal 2010 and 2009, the Company paid quarterly dividends of $0.03 per common share with shares remaining relatively flat. The Company expects to continue to pay quarterly cash dividends hereafter although payment of future cash dividends will be at the discretion of the board of directors.
Discontinued Operations
Cash flows from discontinued operations represent cash used related to the Company’s start-up facility in China that will be closed by the end of fiscal year 2010.
Critical Accounting Estimates
In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, the Company’s management must make decisions which impact the reported amounts and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, allowances for doubtful accounts, inventory, long-lived assets, environmental contingencies, insurance, U.S. pension and other post-employment benefits, litigation and contingent liabilities, and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company’s management believes the critical accounting estimates listed and described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s 2009 Annual Report on Form 10-K are the most important to the fair presentation of the Company’s financial condition and results. These policies require management’s significant judgments and estimates in the preparation of the Company’s consolidated financial statements. There have been no significant changes to the Company’s critical accounting estimates since October 31, 2009.

New Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (FASB) issued ASC Topic No. 2010-06, Fair Value Measurements and Disclosures (ASC Topic 820) — Improving Disclosures About Fair Value Measurements. The ASC requires new disclosures about transfers into and out of Levels 1 (fair value determined based on quoted prices in active markets for identical assets and liabilities) and 2 (fair value determined based on significant other observable inputs) and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. Except for the detailed Level 3 roll-forward disclosures, the new standard is effective for the Company for interim and annual reporting periods beginning after December 31, 2009 (February 1, 2010 for the Company). The requirement to provide detailed disclosures about the purchases, sales, issuances and settlements in the roll-forward activity for Level 3 fair value measurements is effective for the Company for interim and annual reporting periods beginning after December 31, 2010 (February 1, 2011 for the Company). Other than requiring additional disclosures, none that currently impact the Company, the adoption of this new guidance does not have a material impact on the Company’s Consolidated Financial Statements.
In December 2007, the FASB issued SFAS No. 141R “Business Combinations”, SFAS 141R, which was codified into ASC Topic 805 “Business Combinations” (ASC 805). This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree, the goodwill acquired, contractual contingencies and any estimate or contingent consideration measured at their fair value at the acquisition date. Among other items, this standard requires acquisition costs to be expensed as incurred and gains to be recognized in bargain purchase business combinations. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. In April 2009, the FASB issued FSP No. 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP SFAS 141R-1). FSP SFAS No. 141R-1 was also codified into ASC 805. This staff position amends SFAS 141R to address application issues around the recognition, measurement and disclosure of assets and liabilities arising from contingencies in a business combination. These pronouncements apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (for acquisitions closed on or after November 1, 2009 for the Company). Early application is not permitted. The adoption of these pronouncements did not have an impact on the Company’s Consolidated Financial Statements; however, the Company will be required to expense costs related to any acquisitions closed on or after November 1, 2009 and recognize gains in bargain purchase business combinations.
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
At January 31, 2010, the Company had fixed-rate debt totaling $0.2 million or 7% of total debt, which does not expose the Company to the risk of earnings loss due to changes in market interest rates. The Company and certain of its subsidiaries’ floating-rate obligations totaled $2.1 million, or 93% of total debt at January 31, 2010. Based on the floating-rate obligations outstanding at January 31, 2010, a one percent increase or decrease in the average interest rate would result in a change to pre-tax interest expense of approximately $21 thousand.

Commodity Price Risk
Within the Aluminum Sheet Products segment, the Company uses various grades of aluminum scrap as well as minimal amounts of prime aluminum ingot as raw materials for its manufacturing processes. The price of this aluminum raw material is subject to fluctuations due to many factors in the aluminum market. In the normal course of business, Nichols Aluminum enters into firm price sales commitments with its customers. In an effort to reduce the risk of fluctuating raw material prices, Nichols Aluminum enters into firm price raw material purchase commitments (which are designated as “normal purchases” under ASC Topic 815 “Derivatives and Hedging” (ASC 815) as well as option contracts on the London Metal Exchange (LME). The Company’s risk management policy as it relates to these LME contracts is to enter into contracts to cover the raw material needs of the Company’s committed sales orders, to the extent not covered by fixed price purchase commitments.
Nichols Aluminum maintains a balanced metals book position which excludes a normal operational inventory level. This operating inventory level as a matter of practice is not hedged against material price (LME) movements. This practice reflects that over the commodity price cycle, no gain or loss is incurred on this inventory. Through the use of firm price raw material purchase commitments and LME contracts, the Company intends to protect cost of sales from the effects of changing prices of aluminum. To the extent that the raw material costs factored into the firm price sales commitments are matched with firm price raw material purchase commitments, changes in aluminum prices should have no effect. During fiscal 2010 and 2009, the Company primarily relied upon firm price raw material purchase commitments to protect cost of sales tied to firm price sales commitments. At January 31, 2010, there were 53 open LME forward contracts associated with metal exchange derivatives covering notional volumes of 2.9 million pounds with a fair value mark-to-market net gain of approximately $0.6 million. These contracts were not designated as hedging instruments, and any mark-to-market net gain or loss was recorded in cost of sales with the offsetting amount reflected as a current asset or liability on the balance sheet. At October 31, 2009, there were 85 open LME forward contracts associated with metal exchange derivatives covering notional volumes of 5.0 million pounds with a fair value mark-to-market net gain of approximately $0.6 million.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (1934 Act) as of January 31, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2010, the disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
During the most recent fiscal quarter, there have been no other changes in internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.	Exhibits

Exhibit
Number	Description of Exhibits

3.1
Certificate of Incorporation of the Registrant dated as of December 12, 2007, filed as Exhibit 3.1 of the Registrant’s Registration Statement on Form 10 (Reg. No. 001-33913) as filed with the Securities and Exchange Commission on January 11, 2008, and incorporated herein by reference.

3.2
Amended and Restated Bylaws of the Registrant dated as of August 28, 2008, filed as Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-33913) for the quarter ended January 31, 2009, and incorporated herein by reference.

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

QUANEX BUILDING PRODUCTS CORPORATION
/s/ Brent L. Korb
Brent L. Korb
Date: February 26, 2010	Senior Vice President — Finance and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibits

3.1
Certificate of Incorporation of the Registrant dated as of December 12, 2007, filed as Exhibit 3.1 of the Registrant’s Registration Statement on Form 10 (Reg. No. 001-33913) as filed with the Securities and Exchange Commission on January 11, 2008, and incorporated herein by reference.

3.2
Amended and Restated Bylaws of the Registrant dated as of August 28, 2008, filed as Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-33913) for the quarter ended January 31, 2009, and incorporated herein by reference.

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