Form 10-Q
period 2010-04-30
Quanex Building Products CORP
filed 2010-05-28
CIK 1423221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 25, 2010

Common Stock, par value $0.01 per share	37,856,680

QUANEX BUILDING PRODUCTS CORPORATION
INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 30,	October 31,
	2010	2009
	(In thousands except share amounts)
ASSETS
Current assets:
Cash and equivalents	$152,980	$123,499
Accounts receivable, net of allowance of $979 and $1,696	80,203	80,171
Inventories	50,881	46,515
Deferred income taxes	14,525	20,611
Prepaid and other current assets	5,406	5,177
Current assets of discontinued operations	167	232

Total current assets	304,162	276,205
Property, plant and equipment, net	138,167	141,286
Deferred income taxes	34,470	42,923
Goodwill	25,189	25,189
Intangible assets, net	46,216	47,359
Other assets	15,501	9,114
Assets of discontinued operations	—	1,524

Total assets	$563,705	$543,600

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$69,666	$67,010
Accrued liabilities	32,039	30,320
Current maturities of long-term debt	326	323
Current liabilities of discontinued operations	51	9

Total current liabilities	102,082	97,662
Long-term debt	1,824	1,943
Deferred pension and postretirement benefits	7,500	6,655
Non-current environmental reserves	10,920	1,767
Other liabilities	13,992	13,047

Total liabilities	136,318	121,074

Stockholders’ equity:
Preferred stock, no par value, shares authorized 1,000,000; issued and outstanding — none	—	—
Common stock, $0.01 par value, shares authorized 125,000,000; issued 37,856,580 and 37,752,437, respectively	379	378
Additional paid-in-capital	235,991	233,452
Retained earnings	194,789	192,546
Accumulated other comprehensive income (loss)	(2,402)	(2,480)

	428,757	423,896
Less common stock held by Rabbi Trust, 102,125 shares	(1,370)	(1,370)

Total stockholders’ equity	427,387	422,526

Total liabilities and stockholders’ equity	$563,705	$543,600

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2010	2009	2010	2009
	(In thousands, except per share amounts)
Net sales	$199,386	$113,206	$350,808	$226,094
Cost and expenses:
Cost of sales (exclusive of items shown separately below)	167,626	104,385	293,760	211,047
Selling, general and administrative	19,046	12,682	35,153	28,336
Impairment of goodwill and intangibles	—	45,263	—	182,562
Depreciation and amortization	7,035	7,864	14,369	16,511

Operating income (loss)	5,679	(56,988)	7,526	(212,362)
Interest expense	(103)	(110)	(227)	(232)
Other, net	1,427	178	1,505	298

Income (loss) from continuing operations before income taxes	7,003	(56,920)	8,804	(212,296)
Income tax benefit (expense)	(2,619)	16,948	(3,337)	52,050

Income (loss) from continuing operations	4,384	(39,972)	5,467	(160,246)
Income (loss) from discontinued operations, net of taxes	(71)	(174)	(960)	(313)

Net income (loss)	$4,313	$(40,146)	$4,507	$(160,559)

Basic earnings per common share:
Earnings (loss) from continuing operations	$0.12	$(1.07)	$0.15	$(4.29)
Income (loss) from discontinued operations	—	(0.01)	(0.03)	(0.01)

Basic earnings (loss) per share	$0.12	$(1.08)	$0.12	$(4.30)

Diluted earnings per common share:
Earnings (loss) from continuing operations	$0.12	$(1.07)	$0.14	$(4.29)
Income (loss) from discontinued operations	(0.01)	(0.01)	(0.02)	(0.01)

Diluted earnings (loss) per share	$0.11	$(1.08)	$0.12	$(4.30)

Weighted-average common shares outstanding:
Basic	37,357	37,333	37,348	37,333
Diluted	37,892	37,333	37,835	37,333

Cash dividends declared per share	$0.03	$0.03	$0.06	$0.06
The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Six Months Ended
	April 30,
	2010	2009
	(In thousands)
Operating activities:
Net income (loss)	$4,507	$(160,559)
(Income) loss from discontinued operations	960	313
Adjustments to reconcile net income (loss) to cash provided by operating activities from continuing operations:
Gain on bargain purchase	(1,272)	—
Impairment of goodwill and intangibles	—	182,562
Depreciation and amortization	14,404	16,546
Deferred income taxes	2,363	(34,730)
Stock-based compensation	2,252	1,403
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Decrease (increase) in accounts and notes receivable	743	47,106
Decrease (increase) in inventory	(2,536)	26,979
Decrease (increase) in other current assets	(95)	(188)
Increase (decrease) in accounts payable	2,307	(43,190)
Increase (decrease) in accrued liabilities	2,412	(5,519)
Increase (decrease) in income taxes payable	12,005	(19,626)
Increase (decrease) in deferred pension and postretirement benefits	845	1,492
Other, net	1,706	2,339

Cash provided by (used for) operating activities from continuing operations	40,601	14,928
Cash provided by (used for) operating activities from discontinued operations	(361)	(328)

Cash provided by (used for) operating activities	40,240	14,600

Investing activities:
Acquisitions, net of cash acquired	(1,590)	—
Capital expenditures, net of retirements	(7,404)	(9,130)
Proceeds from property insurance claim	105	—

Cash provided by (used for) investing activities from continuing operations	(8,889)	(9,130)
Cash provided by (used for) investing activities from discontinued operations	90	(438)

Cash provided by (used for) investing activities	(8,799)	(9,568)

Financing activities:
Repayments of long-term debt	(115)	(163)
Common stock dividends paid	(2,264)	(2,260)
Issuance of common stock from stock option exercises, including related tax benefits	364	—
Funding from Separation	—	15,401
Other, net	(246)	(1,476)

Cash provided by (used for) financing activities from continuing operations	(2,261)	11,502
Cash provided by (used for) financing activities from discontinued operations	246	1,476

Cash provided by (used for) financing activities	(2,015)	12,978

Effect of exchange rate changes on cash and equivalents	30	(17)
Less: (Increase) decrease in cash and equivalents from discontinued operations	25	(710)

Increase (decrease) in cash and equivalents from continuing operations	29,481	17,283
Cash and equivalents at beginning of period	123,499	66,871

Cash and equivalents at end of period	$152,980	$84,154

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

				Accumulated
		Additional		Other		Total
	Common	Paid-in	Retained	Comprehensive	Rabbi	Stockholders’
Six Months Ended April 30, 2010	Stock	Capital	Earnings	Income (Loss)	Trust	Equity
	(In thousands, except per share amounts)

Balance at October 31, 2009	$378	$233,452	$192,546	$(2,480)	$(1,370)	$422,526
Net income (loss)			4,507			4,507
Common dividends ($0.06 per share)			(2,264)			(2,264)
Stock-based compensation activity:
Stock-based compensation earned		2,175				2,175
Stock options exercised		353				353
Restricted stock awards	1	(1)				—
Stock-based compensation tax benefit		12				12
Other	—	—	—	78	—	78

Balance at April 30, 2010	$379	$235,991	$194,789	$(2,402)	$(1,370)	$427,387

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business and Basis of Presentation
Quanex Building Products Corporation and its subsidiaries (Quanex or the Company) are managed on a decentralized basis and operate two business segments: Engineered Products and Aluminum Sheet Products. The Engineered Products segment produces engineered systems, products and components primarily serving the window and door industry, while the Aluminum Sheet Products segment produces mill finished and coated aluminum sheet serving the broader building products markets and secondary markets such as capital goods and transportation. The primary market drivers are residential housing starts and residential remodeling expenditures. Quanex believes it is a technological leader in the production of aluminum flat-rolled products, flexible insulating glass spacer systems, extruded vinyl profiles, and precision-formed metal and wood products that primarily serve the North American building products markets. The Company uses low-cost production processes, and engineering and metallurgical expertise to provide customers with specialized products for specific applications.
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
Effective with the Separation, the results of operations and cash flows related to the vehicular products business and non-building products related corporate items are reported as discontinued operations for all periods presented. There were no assets or liabilities of discontinued operations at April 30, 2010 and October 31, 2009 and no results of operations in 2009 related to the Separation. In January 2010, management committed to a plan to close its start-up facility in China due to the contraction of demand and the Company’s ability to serve the overseas thin film solar panel market from its North American operations. Accordingly, the China assets and liabilities, results of operations and cash flows are reported as discontinued operations for all periods presented. Unless otherwise noted, all disclosures in the notes accompanying the consolidated financial statements reflect only continuing operations.
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
2. New Accounting Pronouncements
In February 2010, the Financial Accounting Standards Board (FASB) issued ASC Topic No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements", which amends ASC Topic 855, “Subsequent Events.” Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and the Company adopted these new requirements for the period ended February 28, 2010. The adoption of this guidance did not have a material impact on the Company's Consolidated Financial Statements.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
In January 2010, the FASB issued ASC Topic No. 2010-06, “Fair Value Measurements and Disclosures (ASC Topic 820) — Improving Disclosures About Fair Value Measurements.” The ASC requires new disclosures about transfers into and out of Levels 1 (fair value determined based on quoted prices in active markets for identical assets and liabilities) and 2 (fair value determined based on significant other observable inputs) and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. Except for the detailed Level 3 roll-forward disclosures, the new standard is effective for the Company for interim and annual reporting periods beginning after December 31, 2009 (February 1, 2010 for the Company). The requirement to provide detailed disclosures about the purchases, sales, issuances and settlements in the roll-forward activity for Level 3 fair value measurements is effective for the Company for interim and annual reporting periods beginning after December 31, 2010 (February 1, 2011 for the Company). Other than requiring additional disclosures, none that currently impact the Company, the adoption of this new guidance does not have a material impact on the Company’s Consolidated Financial Statements.
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
In April 2008, the FASB issued FSP No. SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP SFAS 142-3), which was codified into ASC Topic 350 “Intangibles — Goodwill and Other”, (ASC 350), and ASC Topic 275 “Risks and Uncertainties”, (ASC 275). The pronouncement amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent is to improve the consistency between the useful life of a recognized intangible asset under ASC 350 and the period of expected cash flows used to measure the fair value of the asset under ASC Topic 805 “Business Combinations”, (ASC 805), and other applicable accounting literature. The pronouncement is effective for financial statements issued for the fiscal years beginning after December 15, 2008 (November 1, 2009 for the Company) and must be applied prospectively to intangible assets acquired after the effective date. The Company’s adoption of the pronouncement did not have a material impact on the Company’s Consolidated Financial Statements; however, any future acquisitions of intangibles could have a material impact on its results of operations or financial condition.
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
In December 2007, the FASB issued SFAS No. 141R “Business Combinations”, SFAS 141R, which was codified into ASC Topic 805 “Business Combinations” (ASC 805). This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree, the goodwill acquired, contractual contingencies and any estimate or contingent consideration measured at their fair value at the acquisition date. Among other items, this standard requires acquisition costs to be expensed as incurred and gains to be recognized in bargain purchase business combinations. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. In April 2009, the FASB issued FSP No. 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP SFAS 141R-1). FSP SFAS No. 141R-1 was also codified into ASC 805. This staff position amends SFAS 141R to address application issues around the recognition, measurement and disclosure of assets and liabilities arising from contingencies in a business combination. These pronouncements apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (for acquisitions closed on or after November 1, 2009 for the Company). Early application is not permitted. The adoption of these pronouncements did not have a material impact on the Company’s Consolidated Financial Statements. The Company is required to expense costs related to all acquisitions closed on or after November 1, 2009 and recognize gains in bargain purchase business combinations which in some instances may be material.

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
There were no changes in the carrying amount of goodwill for the six months ended April 30, 2010. All $25.2 million of goodwill relates to the Engineered Products segment.
Acquired Intangible Assets
Intangible assets consist of the following (in thousands):

	As of April 30, 2010		As of October 31, 2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Customer relationships	$21,200	$5,762	$21,200	$5,232
Trademarks and trade names	33,530	8,420	33,150	7,709
Patents	11,560	5,892	11,560	5,610

Total	$66,290	$20,074	$65,910	$18,551

Based on a combination of factors, the Company determined that there were events and circumstances during the first quarter of 2009 that could indicate that its carrying amount of intangible assets may not be recoverable. Accordingly, intangible assets were tested for recoverability during the three months ended January 31, 2009. An impairment loss of $11.9 million was recognized during the three months ended January 31, 2009 on certain Engineered Products’ trademarks, trade names and patents whose carrying amount was not recoverable and whose carrying amount exceeded fair value. The intangible asset impairment charge is included in Impairment of goodwill and intangibles in the accompanying consolidated statements of income. No impairment charges were recorded in 2010.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The aggregate amortization expense for the three and six month periods ended April 30, 2010 was $0.8 million and $1.5 million, respectively. The aggregate amortization expense for the three and six month periods ended April 30, 2009 was $0.7 million and $1.7 million, respectively. Estimated amortization expense for the next five years, based upon the amortization of pre-existing intangibles follows (in thousands):

Estimated
Fiscal Years Ending October 31,	Amortization
2010 (remaining six months)	$1,541
2011	$3,082
2012	$3,082
2013	$3,020
2014	$2,986
4. Inventories
Inventories consist of the following:

	April 30,	October 31,
	2010	2009
	(In thousands)
Raw materials	$20,312	$19,992
Finished goods and work in process	27,631	23,804

	47,943	43,796
Supplies and other	2,938	2,719

Total	$50,881	$46,515

Fixed costs related to excess manufacturing capacity have been expensed in the period, and therefore, are not capitalized into inventory. The values of inventories in the consolidated balance sheets are based on the following accounting methods:

	April 30,	October 31,
	2010	2009
	(In thousands)
LIFO	$24,866	$22,004
FIFO	26,015	24,511

Total	$50,881	$46,515

An actual valuation of inventory under the last in, first out (LIFO) method can be made only at the end of each year based on the inventory costs and levels at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory costs and levels. Because these are subject to many factors beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation which could significantly differ from interim estimates. To estimate the effect of LIFO on interim periods, the Company performs a projection of the year-end LIFO reserve and considers expected year-end inventory pricing and expected inventory levels. Depending on this projection, the Company may record an interim allocation of the projected year-end LIFO calculation. The Company recorded $1.3 million of LIFO expense during the six months ended April 30, 2010 compared to $4.5 million of LIFO income during the same period ended April 30, 2009. With respect to inventories valued using the LIFO method, replacement cost exceeded the LIFO value by approximately $7.5 million and $6.2 million as of April 30, 2010 and October 31, 2009, respectively.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Earnings and Dividends Per Share
Earnings Per Share
The computation of diluted earnings per share excludes outstanding options and other common stock equivalents in periods where inclusion of such potential common stock instruments would be anti-dilutive in the periods presented. When income from continuing operations is a loss, all potential dilutive instruments are excluded from the computation of diluted earnings per share as they would be anti-dilutive. Accordingly, for the three and six months ended April 30, 2009, 0.1 million of common stock equivalents were excluded from the computation of diluted earnings per share as the Company had a loss from continuing operations. Additionally, as of April 30, 2009, the Company had 0.9 million of stock options that were potentially dilutive in future earnings per share calculations. The computational components of basic and diluted earnings per share from continuing operations for the 2010 periods are as follows (shares and dollars in thousands except per share amounts):

	For the Three Months Ended			For the Six Months Ended
	April 30, 2010			April 30, 2010
			Per			Per
	Income	Shares	Share	Income	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings and earnings per share	$4,384	37,357	$0.12	$5,467	37,348	$0.15

Effect of dilutive securities:
Common stock equivalents arising from stock options	—	248			220
Restricted stock	—	185			165
Common stock held by rabbi trust	—	102		—	102

Diluted earnings and earnings per share	$4,384	37,892	$0.12	$5,467	37,835	$0.14

As of April 30, 2010, the Company had 0.3 million of stock options that are potentially dilutive in future earnings per share calculations; such dilution will be dependent on the excess of the market price of the Company’s stock over the exercise price and other components of the treasury stock method.
Dividends Per Share
The Company pays a quarterly cash dividend on the Company’s common stock. During the three and six months ended April 30, 2010 and 2009, the Company paid $0.03 and $0.06 cash dividend per common share, respectively.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Comprehensive Income
Comprehensive income comprises net income and all other non-owner changes in equity, including foreign currency translation, pension related adjustments and realized and unrealized gains and losses on derivatives, if any. Comprehensive income for the three and six months ended April 30, 2010 and 2009 was as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2010	2009	2010	2009
	(In thousands)
Comprehensive income (loss):
Net income (loss)	$4,313	$(40,146)	$4,507	$(160,559)
Change in pension	—	2	—	—
Foreign currency translation adjustment	65	23	78	2

Total comprehensive income (loss), net of taxes	$4,378	$(40,121)	$4,585	$(160,557)

7. Long-Term Debt
Long-term debt consists of the following:

	April 30,	October 31,
	2010	2009
	(In thousands)
Revolving Credit Facility	$—	$—
City of Richmond, Kentucky Industrial Building Revenue Bonds	1,000	1,100
Scott County, Iowa Industrial Waste Recycling Revenue Bonds	1,000	1,000
Capital lease obligations and other	150	166

Total debt	$2,150	$2,266
Less maturities due within one year included in current liabilities	326	323

Long-term debt	$1,824	$1,943

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
As of April 30, 2010, the Company had no borrowings under the Credit Facility, and the Company was in compliance with all Credit Facility financial covenants. The availability under the Credit Facility is a function of both the facility amount utilized and meeting covenant requirements. Although there were no borrowings on the Credit Facility and only $5.7 million of outstanding letters of credit under the Credit Facility, the aggregate availability under the Credit Facility was limited by the Consolidated Leverage Ratio resulting in an availability of $226.1 million at April 30, 2010.
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
The components of net periodic pension cost are as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2010	2009	2010	2009
	(In thousands)
Pension Benefits
Service cost	$899	$489	$1,651	$1,408
Interest cost	177	177	309	282
Expected return on plan assets	(202)	(140)	(329)	(204)
Amortization of unrecognized net loss	39	—	74	—

Net periodic pension cost	$913	$526	$1,705	$1,486

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Company’s pension funding policy generally has been to make the minimum annual contributions required by applicable regulations while considering targeted funded percentages. In fiscal 2010, the Company decided to modify its funding strategy and accelerate contributions to target 100% funding levels in fiscal 2010, which is one year ahead of the requirement. Additionally, the Company will consider funding fiscal year requirements early to potentially maximize returns on assets. During the three and six months ended April 30, 2010, the Company contributed $0.8 million and $0.9 million to its defined benefit plan representing the minimum required contributions. In May 2010, the Company contributed $4.4 million to its pension plan, $0.4 million of which was voluntary in an effort to achieve a 100% funded level. The Company does not expect to make any additional contributions for the balance of fiscal 2010. Expected contributions are dependent on many variables, including the variability of the market value of the assets as compared to the obligation and other market or regulatory conditions. In addition, the Company takes into consideration its business investment opportunities and resulting cash requirements. Accordingly, actual funding may differ greatly from current estimates.
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
9. Industry Segment Information
Quanex has two reportable segments: Engineered Products and Aluminum Sheet Products. The Engineered Products segment produces engineered systems, products and components primarily serving the window and door industry, while the Aluminum Sheet Products segment produces common alloy mill finished and coated aluminum sheet serving the broader building and construction markets, as well as other capital goods and transportation markets. The main market drivers of both segments are residential housing starts and residential remodeling expenditures. Additionally, the Aluminum Sheet Products segment results are influenced by aluminum prices.

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

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2010	2009	2010	2009
	(In thousands)
Net Sales:
Engineered Products	$84,717	$65,249	$157,527	$130,067
Aluminum Sheet Products	117,088	50,356	198,651	101,164
Intersegment Eliminations	(2,419)	(2,399)	(5,370)	(5,137)

Consolidated	$199,386	$113,206	$350,808	$226,094

Operating Income (Loss):
Engineered Products[1]	$5,760	$(45,904)	$9,838	$(167,331)
Aluminum Sheet Products[2]	7,232	(11,558)	10,866	(39,762)
Corporate & Other[3]	(7,313)	474	(13,178)	(5,269)

Consolidated	$5,679	$(56,988)	$7,526	$(212,362)

	April 30,	October 31,
	2010	2009
	(In thousands)
Identifiable Assets:
Engineered Products	$268,048	$273,252
Aluminum Sheet Products	151,176	138,615
Corporate, Intersegment Eliminations & Other	146,499	129,977
Discontinued Operations[4]	(2,018)	1,756

Consolidated	$563,705	$543,600

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

[1]
The three and six months ended April 30, 2009 reflects a goodwill impairment charge of $45.3 million and $150.3 million, respectively. The six months ended April 30, 2009 includes an impairment on acquired intangible assets of $11.9 million. See Note 3 for further discussion.

[2]	The six months ended April 30, 2009 reflects a goodwill impairment charge of $20.4 million. See Note 3 for further discussion.

[3]	The three and six months ended April 30, 2010 includes LIFO expense of $1.3 million compared to $4.5 million LIFO income during the same prior year periods.

[4]
In January 2010, management committed to a plan to shut down the operations of its start-up facility in China, and therefore, the China assets are included in discontinued operations for all periods presented.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Company’s practice is to grant options and restricted stock or RSUs to non-employee directors on October 31st of each year, with an additional grant of options to each director on the date of his or her first anniversary of service. Additionally, the Company’s practice is to grant options and restricted stock to employees at the Company’s December board meeting and occasionally to key employees on their respective dates of hire. The Company has not capitalized any stock-based compensation cost as part of inventory or fixed assets during the three or six months ended April 30, 2010 and 2009.
Restricted Stock Awards
Under the 2008 Plan, common stock may be awarded to key employees, officers and non-employee directors. The recipient is entitled to all of the rights of a shareholder, except that during the forfeiture period the shares are nontransferable. The awards vest over a specified time period, but typically either immediately vest or cliff vest over a three-year period with service as the vesting condition. Upon issuance of stock under the plan, fair value is measured by the grant-date price of the Company’s shares. This fair value is then expensed over the restricted period with a corresponding increase to additional paid-in-capital. A summary of non-vested restricted stock award changes during the six months ended April 30, 2010 follows:

		Weighted-Average
		Grant-Date Fair
	Shares	Value Per Share

Non-vested at October 31, 2009	312,049	$12.38
Granted	74,900	16.21
Forfeited	—	—

Non-vested at April 30, 2010	386,949	$13.12

The weighted-average grant-date fair value of restricted stock granted during the six months ended April 30, 2010 and 2009 was $16.21 and $7.82, respectively. There were no restricted stock shares that vested during the six months ended April 30, 2010 or April 30, 2009. Total unrecognized compensation cost related to unamortized restricted stock awards was $2.6 million as of April 30, 2010. That cost is expected to be recognized over a weighted-average period of 1.8 years.
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

	Six Months Ended
	April 30,
	2010	2009

Weighted-average expected volatility	55.0%	47.0%
Expected term (in years)	4.9–5.1	4.9–5.1
Risk-free interest rate	2.1%	1.6%
Expected dividend yield over expected term	1.0%	1.0%
Weighted-average grant-date fair value per share	$7.32	$3.03
The increase in the weighted-average grant-date fair value is primarily related to the Company’s stock price; the weighted-average market price on the date of grant was $16.20 in 2010 compared to $7.82 in 2009.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Below is a table summarizing the stock option shares activity for the 2008 Plan since October 31, 2009:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
		Price Per	Contractual Term	Value
	Shares	Share	(in years)	(000s)

Outstanding at October 31, 2009	1,409,921	$12.38
Granted	321,450	16.20
Exercised	(29,243)	12.08
Forfeited	—	—

Outstanding at April 30, 2010	1,702,128	13.10	8.3	$10,035

Vested or expected to vest at April 30, 2010	1,617,429	13.09	8.3	$9,558

Exercisable at April 30, 2010	733,562	$13.17	7.7	$4,280

The total intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the six months ended April 30, 2010 was $158 thousand. No stock options were exercised during the six months ended April 30, 2009.
A summary of the non-vested stock option shares during the six months ended April 30, 2010 is presented below:

		Weighted-
		Average Grant-
		Date Fair Value
	Shares	Per Share

Non-vested at October 31, 2009	974,379	$4.20
Granted	321,450	7.32
Vested	(327,263)	4.20

Non-vested at April 30, 2010	968,566	$5.23

The total fair value of shares vested during the six months ended April 30, 2010 and 2009 was $1.4 million and $1.2 million, respectively. Total unrecognized compensation cost related to stock options granted under the 2008 Plan was $3.5 million as of April 30, 2010. That cost is expected to be recognized over a weighted-average period of 1.9 years.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. Income Taxes
The provision for income taxes is determined by applying an estimated annual effective income tax rate to income from continuing operations before income taxes. The rate is based on the most recent annualized forecast of pretax income, permanent book versus tax differences and tax credits. The Company’s estimated annual effective tax rate for the six months ended April 30, 2010 is 37.9% compared to the estimated annual effective tax rate benefit of 24.5% for the six months ended April 30, 2009. The reduction in the tax rate benefit in 2009 is primarily related to the nondeductible portion of the goodwill impairment charge.
Prepaid and other current assets on the Consolidated Balance Sheets include an income tax receivable of $0.2 million and $0.7 million as of April 30, 2010 and October 31, 2009, respectively. In February 2010, the Company received an $11.4 million refund which was previously reported in current deferred income taxes as of October 31, 2009. The refund resulted from the carryback of losses to prior years.
The non-current deferred income tax asset amount reflected on the Consolidated Balance Sheet as of April 30, 2010 of $34.5 million includes a net non-current deferred income tax asset of $47.4 million, an estimated state net operating loss (NOL) benefit of $1.7 million and a non-current liability for an unrecognized tax benefit of $14.6 million, related to the Separation.
Non-current unrecognized tax benefit of $3.8 million as of April 30, 2010 is related to the Separation and state tax items regarding the interpretations of tax laws and regulations and is recorded in Other liabilities on the Consolidated Balance Sheet. The total unrecognized tax benefit at April 30, 2010 is $18.4 million (including $0.7 million for which the disallowance of such items would not affect the annual effective tax rate).
Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s financial statements or income tax returns. The final outcome of the future tax consequences of legal proceedings, if any, as well as the outcome of competent authority proceedings, changes in regulatory tax laws, or interpretation of those tax laws could impact the Company’s financial statements. The Company is subject to the effects of these matters occurring in various jurisdictions. The Company has no knowledge of any event that would materially increase or decrease the unrecognized tax benefit within the next twelve months.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Total environmental reserves and corresponding recoveries for Quanex’s current plants were as follows:

	2010	2009
	(In thousands)

Current[1]	$925	$1,485
Non-current	10,920	1,767

Total environmental reserves	11,845	3,252

Receivable for recovery of remediation costs[2]	$11,255	$3,437

Approximately $1.2 million of the April 30, 2010 reserve represents administrative costs; the balance represents estimated costs for investigation, studies, cleanup, and treatment. The reserve has not been discounted. As discussed below, an associated $11.3 million and $3.4 million undiscounted recovery from indemnitors of remediation costs at one plant site is recorded as of April 30, 2010 and October 31, 2009, respectively. The increase in the environmental reserve during the first six months of fiscal 2010 is primarily due to revisions in remediation plans.
The Company’s Nichols Aluminum-Alabama, LLC (NAA) subsidiary operates a plant in Decatur, Alabama that is subject to an Alabama Hazardous Wastes Management and Minimization Act Post-Closure Permit. Among other things, the permit requires NAA to remediate, as directed by the state, historical environmental releases of wastes and waste constituents. Consistent with the permit, NAA has undertaken various studies of site conditions and, during the first quarter 2006, started a phased program to treat in-place free product petroleum that had been released underneath the plant. During the second quarter 2010, NAA submitted to the state the first component of its proposed workplan for implementing a site-wide remedy; the full workplan will be submitted to the state during the third quarter 2010. Based on its current plans, which remain subject to revision, the Company’s remediation reserve at NAA’s Decatur plant is $11.8 million. NAA was acquired through a stock purchase in which the sellers agreed to indemnify Quanex and NAA for identified environmental matters related to the business and based on conditions initially created or events initially occurring prior to the acquisition. Environmental conditions are presumed to relate to the period prior to the acquisition unless proved to relate to releases occurring entirely after closing. The limit on indemnification is $21.5 million excluding legal fees. In accordance with the indemnification, the indemnitors paid the first $1.5 million of response costs and have been paying 90% of ongoing costs. Based on its experience to date, its estimated cleanup costs going forward, and costs incurred to date as of April 30, 2010, the Company expects to recover from the sellers’ shareholders an additional $11.3 million. Of that, $10.7 million is recorded in Other assets, and the balance is reflected in Accounts receivable on the Consolidated Balance Sheets.
The Company’s final remediation costs and the timing of those expenditures will depend upon such factors as the nature and extent of contamination, the cleanup technologies employed, the effectiveness of the cleanup measures that are employed, and regulatory concurrences. While actual remediation costs, therefore, may be more or less than amounts accrued, the Company believes it has established adequate reserves for all probable and reasonably estimable remediation liabilities. It is not possible at this point to reasonably estimate the amount of any obligation for remediation in excess of current accruals because of uncertainties as to the extent of environmental impact, cleanup technologies, and concurrence of governmental authorities. The Company currently expects to pay the accrued remediation reserve through at least fiscal 2029, although some of the same factors discussed earlier could accelerate or extend the timing.

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
13. Fair Value Measurement of Assets and Liabilities
The Company holds Treasury Money Market Fund investments that are classified as cash equivalents and are measured at fair value on a recurring basis, based on quoted prices in active markets for identical assets (Level 1). The Company had cash equivalent investments totaling approximately $149.9 million and $118.8 million at April 30, 2010 and October 31, 2009, respectively. As of April 30, 2010, the Company did not have any assets or liabilities obtained from readily available pricing sources for comparable instruments (Level 2) or requiring measurement at fair value without observable market values that would require a high level of judgment to determine fair value (Level 3).
14. Other Income (Expense)
In February 2010, the Company completed a small acquisition for approximately $1.6 million in consideration. This operation has been integrated into one of its existing Engineered Products businesses. The acquisition was effected through an asset purchase through a receivership proceeding and no liabilities were assumed. ASC 805 “Business Combinations” requires that a gain be recorded when the fair value of the net assets acquired is greater than the fair value of the consideration transferred. Though uncommon, bargain purchases can occur because of underpayments for the business acquired due to a forced liquidation or distress sale. These assets were acquired at auction due to the business being in Wisconsin receivership proceedings. As such, the Company obtained the assets at a bargain and recognized a gain of approximately $1.3 million in Other, net.
15. Subsequent Events
On May 27, 2010, the Board of Directors approved a stock repurchase program of 1.0 million shares. The Company records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. The Company uses a moving average method on the subsequent reissuance of shares, and any resulting proceeds in excess of cost are credited to additional paid in capital while any deficiency is charged to retained earnings.
In May 2009, a tornado struck and damaged the Company’s Mikron facility in Richmond, Kentucky. In May 2010, the Company received the final insurance payment bringing the total cash proceeds from property insurance settlement to $1.8 million of which $0.4 million was received in fiscal 2010 and $1.4 million was received in fiscal 2009. In its third fiscal quarter of 2010, the Company will record a gain on involuntary conversion of approximately $0.9 million which represents the amount of insurance proceeds received (which should approximate the replacement cost of the damaged property) over the carrying value of the damaged property.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
The discussion and analysis of Quanex Building Products Corporation and its subsidiaries’ financial condition and results of operations should be read in conjunction with the April 30, 2010 Consolidated Financial Statements of the Company and the accompanying notes and in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2009. References made to the “Company” or “Quanex” include Quanex Building Products Corporation and its subsidiaries and Quanex Corporation (Predecessor to Quanex Building Products Corporation) unless the context indicates otherwise.
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
Effective with the Separation, the results of operations and cash flows related to the vehicular products business and non-building products related corporate items are reported as discontinued operations for all periods presented. There were no assets or liabilities of discontinued operations at April 30, 2010 and October 31, 2009 and no results of operations in 2009 related to the Separation. In January 2010, management committed to a plan to close its start-up facility in China due to the contraction of demand and the Company’s ability to serve the overseas thin film solar panel market from its North American operations. Accordingly, the China assets and liabilities, results of operation and cash flows are reported as discontinued operations for all periods presented. Unless otherwise noted, all discussions reflect only continuing operations.

Consolidated Results of Operations
Summary Information

	Three Months Ended				Six Months Ended
	April 30,				April 30,
	2010	2009	Change	%	2010	2009	Change	%
	(Dollars in millions)
Net sales	$199.4	$113.2	$86.2	76.1	$350.8	$226.1	$124.7	55.2
Cost of sales[1]	167.7	104.4	63.3	60.6	293.7	211.1	82.6	39.1
Selling, general and administrative	19.0	12.7	6.3	49.6	35.2	28.3	6.9	24.4
Impairment of goodwill and intangibles	—	45.3	(45.3)	(100.0)	—	182.6	(182.6)	(100.0)
Depreciation and amortization	7.0	7.8	(0.8)	(10.3)	14.4	16.5	(2.1)	(12.7)

Operating income (loss)	5.7	(57.0)	62.7	110.0	7.5	(212.4)	219.9	103.5

Interest expense	(0.1)	(0.1)	—	—	(0.2)	(0.2)	—	—
Other, net	1.4	0.2	1.2	600.0	1.5	0.3	1.2	400.0
Income tax (expense) benefit	(2.6)	16.9	(19.5)	(115.4)	(3.3)	52.1	(55.4)	(106.3)

Income (loss) from continuing operations	$4.4	$(40.0)	$44.4	111.0	$5.5	$(160.2)	$165.7	103.4

Overview
The Company’s customer demand was much stronger during the second fiscal quarter of 2010 compared to both the second quarter 2009 and the sequential first quarter 2010. The overall condition of the Company’s primary end markets, U.S. residential home starts and residential remodeling activity, remain weak. Although these blended market drivers were estimated to be down 6%2 on a combined basis compared to the second quarter of 2009, U.S. residential housing starts are estimated to be up a healthy 22%2 for the quarter and 13%2 for the first half of the year. The Company believes that the end markets have bottomed and that housing starts are showing signs of a modest recovery. While underlying demand remains historically weak, the Company continues to demonstrate its ability to outperform the market with an increase in year over year net sales of 76% for the quarter and 55% for the year. Quanex continues to not only keep but win new business on its strength of its value proposition and its solid execution at the business. The strong performance at the Aluminum Sheet Products segment contributed $67 million and $98 million of the net sales increase for the quarter and the first half of the year, respectively, as the segment experienced exceptionally strong shipments complimented by an increase in average selling prices. Additionally, the Company’s focus on price realization and vigilant focus on flexing the operation to demand are evident in the financial results and margins.
For the three and six months ended April 30, 2009, the Company recorded a $45.3 million and $182.6 million, respectively, non-cash impairment charge, of which $125.4 million relates to goodwill and $11.9 million relates to other acquired intangibles. While the portion related to other acquired intangibles was recognized entirely during the first quarter of fiscal 2009, the goodwill portion was estimated in the first quarter of 2009 and finalized in the second fiscal quarter of 2009 at which time the Company recorded a true-up to its first quarter estimate of $45.3 million in additional non-cash goodwill impairment charge. After recognizing a total goodwill impairment charge of $170.7 million for the year ended October 31, 2009, $25.2 million of goodwill remains on the Company’s balance sheet as of April 30, 2010. For additional details regarding this impairment charge, see Note 3, “Goodwill and Acquired Intangible Assets,” in the Notes to Unaudited Consolidated Financial Statements in this Form 10-Q.

[1]	Exclusive of items shown separately below.

[2]	Calculated using data from external sources: IHS Global Insight for new home starts and Harvard University’s Joint Center for Housing Studies for repair and remodeling expenditures.

Business Segments
Quanex has two reportable segments: Engineered Products and Aluminum Sheet Products. The Engineered Products segment produces systems, finished products, and components serving the residential window and door industry, while the Aluminum Sheet Products segment produces mill finished and coated aluminum sheet serving the broader residential building products markets and secondary markets such as recreational vehicles and capital equipment. The main market drivers of both segments are residential housing starts and residential remodeling expenditures.
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
Three and Six Months Ended April 30, 2010 Compared to Three and Six Months Ended April 30, 2009
Engineered Products

	Three Months Ended				Six Months Ended
	April 30,				April 30,
	2010	2009	Change	%	2010	2009	Change	%
	(Dollars in millions)
Net sales	$84.7	$65.3	$19.4	29.7	$157.5	$130.1	$27.4	21.1
Cost of sales[1]	63.9	52.6	11.3	21.5	118.5	107.8	10.7	9.9
Selling, general and administrative	10.1	7.6	2.5	32.9	19.1	15.7	3.4	21.7
Impairment of goodwill and intangibles	—	45.3	(45.3)	(100.0)	—	162.2	(162.2)	(100.0)
Depreciation and amortization	4.9	5.7	(0.8)	(14.0)	10.1	11.7	(1.6)	(13.7)

Operating income (loss)	$5.8	$(45.9)	$51.7	112.6	$9.8	$(167.3)	$177.1	105.9

The Company’s Engineered Products business outperformed the overall market again with second quarter and year-to-date sales up 30% and 21%, respectively, from a year ago, based in part on market share gains by customers, the addition of new customers and by the Company’s growth in the repair and remodel market. Comparatively, the Company’s market drivers for the quarter were estimated to be down 6%2 for the combined U.S. residential housing starts and residential remodeling activity. For the first half of the year housing starts were up an estimated 13%2 compared to the first half of 2009 while residential remodeling activity was estimated to be down about 8%2 over the same time period. The Company continues to keep and win new business on the strength of the value proposition of the highly engineered window and door products. Additionally, the Company experienced better customer demand each month through the quarter as the spring building season continued to gain momentum. The $8,000 first-time homebuyer’s tax credit, along with the $1,500 tax credit for purchasing energy efficient replacement windows, continued to generate business for Quanex with the $1,500 tax credit particularly bolstering the Company’s sales at its Truseal division. Engineered Products sales are expected to rise in line with historical seasonality in the second half of the year.

[1]	Exclusive of items shown separately below.

[2]	Calculated using data from external sources: IHS Global Insight for new home starts and Harvard University’s Joint Center for Housing Studies for repair and remodeling expenditures.

Net sales less Cost of sales at Engineered Products for the three and six months ended April 30, 2010 compared to the same period last year have increased by $8.1 million and $16.7 million, respectively. Additionally, Net sales less Cost of sales as a percent of Net sales has increased in the first and second fiscal quarters of 2010 compared to the same 2009 periods and even exceeds results as a percent of Net sales compared to first and second fiscal quarters of 2006, 2007 and 2008 during periods of significantly higher underlying demand. This is testimony to the Company’s ability to right-size to demand, along with price realization and growth in higher margin products. The Company expects these efforts to continue to benefit margins; however, the Company does anticipate increases in raw material costs. Additionally, in the first fiscal quarter of 2010, the Company had hourly labor savings associated with the strike at the segment’s Barbourville, Kentucky facility in mid December 2009 as the then effective labor contract expired without the parties having reached a new agreement. In January 2010, the strike ended upon ratification of a new three-year collective bargaining agreement. The Barbourville facility was able to continue production with the Company’s non-union salary workforce and continued to deliver its products during the strike to meet its customer demands. Furthermore, the second quarter of fiscal 2009 reflects an expense of $1.0 million related to a warranty reserve increase driven by an increase in a legacy product’s claims experience.
The increase in Selling, general and administrative costs was partially attributable to costs associated with the aforementioned strike in mid December 2009 (partially offset by the direct labor savings in Cost of sales). Variable pay incentives increased in the current quarter and year compared to the same 2009 period corresponding to an increased level of earnings. Additionally, the Company is beginning to incur additional sales and marketing expense associated with the roll out of new products and programs in 2010. This increase was partially offset by cost control efforts put in place in 2009 and the absence of matching contributions to the Quanex Building Products Salaried and Non-Union Employee 401(k) Plan in the first quarter 2010 as that program was suspended as of April 1, 2009. The matching contributions on this 401(k) Plan have since been reinstated effective February 1, 2010.
The fiscal 2009 $162.2 million non-cash impairment charge reflected in the six months results above represents $11.9 million of impairment on acquired intangible assets and $150.3 million of impairment charge on goodwill. For additional information on the impairment charges see Note 3, “Goodwill and Acquired Intangible Assets,” in the Notes to Unaudited Consolidated Financial Statements in this Form 10-Q. Depreciation and amortization has declined in 2010 compared to 2009 due to the completion of depreciation on assets acquired in an acquisition in a previous year and to a lesser extent for the year due to the aforementioned intangible asset impairment (other than goodwill).
The Company formally announced Project Nexus in February 2010. Project Nexus is the Company’s new long-term growth program that is focused on connecting (Nexus) its Engineered Products operating divisions: Mikron, Truseal and Homeshield. The Company believes that Project Nexus will drive profitable growth at Engineered Products by furthering the goal of becoming the leading energy efficient expert in the market, offering customers state-of-the-art engineering, design and marketing support. Project Nexus is comprised of the related initiatives to execute this strategy. The sales, marketing and engineering efforts of these three divisions, each of which operated independently in the past, are now collaborating to utilize their capabilities to expand sales opportunities. Nexus activities are focused on the existing customer base that traditionally has been national window and door OEM’s, and now include more diverse regional OEM opportunities. The Engineered Products divisions are also working together to develop products and systems that provide customers with the latest innovations in technology and energy efficiency. The Company is in the initial stage of Project Nexus but believes that it could have a valuable impact on the long-term growth and profitability of Engineered Products.

Aluminum Sheet Products

	Three Months Ended				Six Months Ended
	April 30,				April 30,
	2010	2009	Change	%	2010	2009	Change	%
	(Dollars in millions)
Net sales	$117.1	$50.3	$66.8	132.8	$198.7	$101.1	$97.6	96.5
Cost of sales[1]	104.8	58.6	46.2	78.8	179.1	112.6	66.5	59.1
Selling, general and administrative	3.0	1.2	1.8	150.0	4.5	3.2	1.3	40.6
Impairment of goodwill and intangibles	—	—	—	—	—	20.4	(20.4)	(100.0)
Depreciation and amortization	2.1	2.1	—	—	4.2	4.7	(0.5)	(10.6)

Operating income (loss)	$7.2	$(11.6)	$18.8	162.1	$10.9	$(39.8)	$50.7	127.4

Shipped pounds	83.1	43.7	39.4	90.2	144.3	79.6	64.7	81.3
The primary market drivers for the Aluminum Sheet Products segment (Nichols Aluminum) are North American residential new construction and remodeling and transportation markets.
The increase in net sales at the Aluminum Sheet Products segment for the second quarter and first half of fiscal 2010 was the result of a 90% and 81%, respectively, increase in shipped pounds during the period compared to the same period of 2009 and to a lesser extent an increase in average selling price per pound of 22% and 8% respectively. The Aluminum Association reported U.S. demand for the type of aluminum sheet the Company sells up 52% for the quarter and 43% for the year while the segment’s first half of the year sheet shipments were up 81%. Additionally, shipped pounds during the second quarter and the first half of fiscal 2010 were the best since 2007. The segment’s ability to outperform the market was due to solid execution at the business, including its continued success in keeping hard won market share gains over the last twelve months and its ability to continue capitalizing on some short lead time sales opportunities.
Selling, general and administrative costs increased by $1.8 million and $1.3 million for the three and six months ended April 30, 2010 compared to the same 2009 period primarily due to a $0.9 million increase in an existing environmental reserve and to a lesser extent increases in variable pay incentives associated with a higher level of earnings. The $20.4 million non-cash impairment charge reflected in the six months ended April 30, 2009 represents the write-off of all of the segment’s goodwill. For additional information on the environmental reserve see Note 12, “Contingencies” and for goodwill impairment charge see Note 3, “Goodwill and Acquired Intangible Assets,” in the Notes to Unaudited Consolidated Financial Statements in this Form 10-Q. Depreciation and amortization has declined in 2010 compared to 2009 as the first half of 2009 included accelerated depreciation from a premature equipment failure during the 2009 first fiscal quarter.
Operating income increased at the Aluminum Sheet Products segment for the three and six months ended April 30, 2010, compared to prior year primarily as a result of an increase in spreads (sales price less material costs) and substantially higher volumes. Second quarter and first half of fiscal 2010 spreads increased by 67% and 40%, respectively, over the same 2009 periods, a time when the industry was significantly impacted by collapsing aluminum prices. Spread was down approximately 4% from the first fiscal quarter, in part because the Company had to purchase higher grades of scrap due to availability issues on some of the lower grades.

[1]	Exclusive of items shown separately below.

Corporate and Other

	Three Months Ended				Six Months Ended
	April 30,				April 30,
	2010	2009	Change	%	2010	2009	Change	%
	(Dollars in millions)
Net sales	$(2.4)	$(2.4)	$—	—	$(5.4)	$(5.1)	$(0.3)	(5.9)
Cost of sales[1]	(1.0)	(6.8)	5.8	85.3	(3.9)	(9.3)	5.4	58.1
Selling, general and administrative	5.9	3.9	2.0	51.3	11.6	9.4	2.2	23.4
Depreciation and amortization	—	—	—	—	0.1	0.1	—	—

Operating income (loss)	$(7.3)	$0.5	$(7.8)	(1,560.0)	$(13.2)	$(5.3)	$(7.9)	(149.1)

Corporate and other, which are not in the segments mentioned above, include inter-segment eliminations, the consolidated LIFO inventory adjustments (calculated on a combined pool basis), if any, and corporate office expenses. Net sales amounts represent inter-segment eliminations between the Engineered Products segment and the Aluminum Sheet Products segment with an equal and offsetting elimination in Cost of sales. Included in Cost of sales for the three and six months ended April 30, 2010 was $1.3 million of LIFO expense. The comparative quarter and year-to-date 2009 include $4.5 million of LIFO income related to the estimated year-end LIFO inventory adjustment. LIFO related expense/income is derived from management’s estimate of year-end inventory volume and pricing. Management is currently estimating that aluminum scrap values held by the Company will be higher at October 31, 2010 compared to October 31, 2009. Accordingly, 50% of the projected 2010 year-end LIFO adjustment was recorded during the six months ended April 30, 2010. Management updates this estimate each quarter in an effort to determine what amount, if any, should be recorded in the period. The actual adjustment is trued-up in the fourth quarter once the year-end volume levels and pricing are known.
Selling, general and administrative costs for the three and six months ended April 30, 2010 increased by $2.0 million and $2.2 million, respectively. The year over year increase is primarily attributable to higher variable pay incentive costs corresponding to the Company’s higher operating earnings, higher stock-based compensation expense and higher mark-to-market expense associated with the deferred compensation plan. Stock-based compensation expense has increased as the Company is adding layers of vesting awards with each annual grant since the Company’s Separation; as the Company’s stock option and restricted awards typically have three-year vesting periods, the Company would expect stock-based compensation expense to continue to increase through the Company’s third anniversary of the Separation in April 2011. Mark-to-market expense associated with the deferred compensation plan increased due to a larger increase in the Company’s stock price as well as the market value of other investments held by the deferred compensation plan during the 2010 period compared to the same 2009 period. For instance, the Company’s stock price increased by approximately $4 per share during the six months ended April 30, 2010 compared to approximately $1 per share during the corresponding 2009 period.
Other items
Other, net typically includes interest income earned on the Company’s cash and equivalents and changes associated with the cash surrender value of life insurance. Other income increased by $1.2 million during the three and six months ended April 30, 2010 compared to the respective 2009 periods primarily due to a $1.3 million bargain purchase gain related to an acquisition during the second fiscal quarter of 2010. In February 2010, the Company completed a small acquisition for approximately $1.6 million in consideration. This operation has been integrated into one of its existing Engineered Products businesses. The acquisition was effected through an asset purchase through a receivership proceeding and no liabilities were assumed. ASC 805 “Business Combinations” requires that a gain be recorded when the fair value of the net assets acquired is greater than the fair value of the consideration transferred. Though uncommon, bargain purchases can occur because of underpayments for the business acquired due to a forced liquidation or distress sale. As such, the Company obtained the assets at a bargain and recognized a gain of approximately $1.3 million in Other, net. During the third fiscal quarter 2010, the Company expects to recognize approximately a $0.9 million gain on involuntary conversion of a non-monetary asset related to the May 2009 tornado that struck and damaged the Company’s Mikron facility in Richmond, Kentucky.

[1]	Exclusive of items shown separately below.

The Company’s estimated annual effective tax rate for the three and six months ended April 30, 2010 is 37.4% and 37.9%, respectively, compared to the estimated annual effective tax rate benefit of 29.8% and 24.5% for the three and six months ended April 30, 2009. The tax rate benefit in 2009 is unusually low due to the nondeductible portion of the goodwill impairment charge. For further discussion of the goodwill impairment charge see Note 3, “Goodwill and Acquired Intangible Assets,” in Notes to Unaudited Consolidated Financial Statements in this Form 10-Q.
Outlook
While new home starts were up 13%1 during the first half of fiscal 2010 compared to the first half of fiscal 2009, remodeling activity remained disappointing, down an estimated 8%1 over the same time period. Ongoing high levels of residential defaults and foreclosures remain a concern, but the Company noted that the change in foreclosures from the fourth calendar quarter 2009 to the first calendar quarter 2010 was essentially flat — a hopeful sign. The Company continues to see a healthy recovery in demand across all of its businesses, and the Company expects full year sales and earnings to be much improved over 2009.
The Company raised its 2010 operating income guidance for Engineered Products to a range of $32 million to $37 million (up from previous guidance of $25 million to $30 million) compared to a $141 million loss (including a $162 million impairment charge) in 2009. Higher operating income in 2010 will come from a combination of new product offerings, higher prices, new customers, and modest improvement in the Company’s two end markets.
The Company raised its 2010 operating income guidance for Aluminum Sheet Products to around $27 million (up from previous guidance of around $20 million) compared to a $26 million loss (including a $20 million impairment charge) in 2009. The change in guidance is based primarily on substantially higher second half projected shipments given their strength in the first half.
The Company’s guidance for the two segments excludes estimated corporate expenses of $25 million and any impact from LIFO. Estimates for capital expenditures, and depreciation and amortization are $22 million and $30 million, respectively.
Liquidity and Capital Resources
The Company’s principal sources of funds are cash on hand, cash flow from operations, and borrowings under its $270.0 million Senior Unsecured Revolving Credit Facility (the Credit Facility). As of April 30, 2010, the Company has a solid liquidity position, comprised of cash and equivalents and adequate availability under the Company’s Credit Facility. The Company has $153.0 million of cash and equivalents, $226.1 million of current availability under the revolving credit facility and minimal debt of $2.2 million as of April 30, 2010. The Company has grown its cash and equivalents balance steadily since its spin-off from Quanex Corporation in April 2008, throughout 2009 and continuing into 2010 from $40.5 million as of April 30, 2008 to $123.5 million as of October 31, 2009 and to $153.0 million at April 30, 2010.
The Company’s excess cash was invested in money market funds throughout most of fiscal year 2008 as well as some commercial paper and auction rate securities preceding the Separation. Beginning in September 2008, the Company’s cash has been invested only in Money Market Funds due to the uncertainty in the financial market. The Company’s current investments are with institutions that the Company believes to be financially sound. The Company intends to remain in highly rated overnight money market funds following a prudent investment philosophy. The Company has had no material losses on its cash and marketable securities investments.

[1]	Calculated using data from external sources: IHS Global Insight for new home starts and Harvard University’s Joint Center for Housing Studies for repair and remodeling expenditures.

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
As of April 30, 2010, the Company had no borrowings under the Credit Facility, and the Company was in compliance with all Credit Facility covenants as seen by the table below:

At April 30, 2010	Required	Actual
Consolidated Interest Coverage Ratio	No less than 3.00 to 1	162.28 to 1
Consolidated Leverage Coverage Ratio	No more than 3.25 to 1	0.13 to 1
Although there were no borrowings on the Credit Facility and only $5.7 million of outstanding letters of credit under the Credit Facility, the aggregate availability under the Credit Facility was limited by the Consolidated Leverage Ratio resulting in an availability of $226.1 million at April 30, 2010. Because the Consolidated Leverage Ratio is based on a rolling twelve months of EBITDA, lower earnings in fiscal 2009 constricted the amount available under the Credit Facility in fiscal 2009. The amount available under the Credit Facility increased from $109.5 million as of October 31, 2009 to $226.1 million at April 30, 2010 as earnings for the first six months of 2010 exceeded earnings in the first fiscal half of 2009. To have access to full availability of the $270.0 million Credit Facility, the Company must have a minimum rolling EBITDA of approximately $84 million for the previous four fiscal quarters. Actual rolling EBITDA for the previous four fiscal quarters was $72.4 million as of April 30, 2010. Increased earnings for any future periods could further increase availability under the Credit Facility; conversely, reduced earnings for any future periods could adversely impact the amount available under the Credit Facility in future quarters, absent any pro-forma EBITDA benefit from any potential acquisitions. The Company is focused on this matter and will endeavor to maintain the existing Credit Facility to the extent possible given its favorable terms versus current market terms.
The Company believes that it has sufficient funds and adequate financial resources available to meet its anticipated liquidity needs. The Company also believes that cash balances and cash flow from operations will be sufficient in the next twelve months and foreseeable future to finance anticipated working capital requirements, capital expenditures, debt service requirements, environmental expenditures, and dividends. The Company expects to use its cash to fund organic growth opportunities, acquisitions, and when appropriate, raise the cash dividend and repurchase outstanding shares.
The Company’s working capital was $202.1 million on April 30, 2010, which is higher than working capital at October 31, 2009 of $178.5 million. The increase in working capital is being driven by the accumulation of cash from the Company’s generation of operating profits during the first half of 2010. Overall conversion capital (accounts receivable plus inventory less accounts payable) from continuing operations increased slightly by $1.7 million during the six months of 2010, increasing working capital. Following the Company’s aggressive measures with its working capital management in 2009 and corresponding $25.9 million decline in conversion capital in 2009, the Company continues its focus on maintaining and monitoring conversion capital. The Company’s net sales have grown by 12% from the month of October 2009 to April 2010, yet conversion capital remained relatively flat during that period; this is tribute to the Company’s focus and execution on tight working capital management.

The following table summarizes the Company’s cash flow results from continuing operations for the six months ended April 30, 2010 and 2009:

	Six Months Ended
	April 30,
	2010	2009
	(In millions)
Cash flows from operating activities	$40.6	$14.9
Cash flows from investing activities	$(8.9)	$(9.1)
Cash flows from financing activities	$(2.3)	$11.5
Highlights from the Company’s cash flow results for the six months ended April 30, 2010 and 2009 are as follows:
Operating Activities — Continuing Operations
The increase of $25.7 million in cash provided by operating activities from continuing operations for the first six months of fiscal 2010 compared to the same period last year is primarily related to the increase in year over year sales and gross margin from the Company’s Engineered Products businesses as well as increased volumes and spreads at the Company’s Aluminum Sheet business. Partially offsetting this was the substantial decrease in conversion capital during the first fiscal half of 2009 compared to relatively steady conversion capital levels during the first six months of 2010; while the Company continues to be focused on its working capital management in 2010, in 2009 the Company’s efforts resulted in such significant improvements in working capital that those improvements are unlikely to be matched in 2010 as the business expands. Despite the continued overall weak condition of the Company’s primary end markets, the Company generated operating cash flow of $40.6 million during the six months ended April 30, 2010. The Company expects to generate additional operating cash flow in fiscal 2010 as it continues in its seasonally stronger periods and continues to focus on maximizing its cash flow. The Company received a federal income tax refund in February 2010 of $11.4 million; this refund will be partially offset in 2010 by the estimated federal tax payments expected in 2010. During fiscal 2009, the Company did not make any estimated federal tax payments. Additionally, the Company contributed approximately $4.4 million to its pension plan in May 2010 in an effort to achieve a 100% funded level. The Company does not expect any additional contributions for the balance of fiscal 2010.
Investing Activities — Continuing Operations
Cash spending from investing activities from continuing operations during the six months ended April 30, 2010 approximated the spending during the same prior year period. In the first half of fiscal 2010, the Company spent approximately $1.6 million on a small acquisition. The acquisition was effected through a receivership proceeding and no liabilities were assumed. The Company continues to evaluate various building products companies as potential acquisitions; however, the Company only anticipates consummating those transactions that can be secured at attractive valuations. Offsetting this was a $1.7 million decrease in capital expenditures primarily pertaining to a decrease in required maintenance items across the Company. The Company expects 2010 capital expenditures not to exceed $22.0 million. The increase in the expected full year spending from prior year levels relates to organic growth initiatives including capital to support new program and product development. At April 30, 2010, the Company had commitments of approximately $6.1 million for the purchase or construction of capital assets. The Company plans to fund these capital expenditures through cash flow from operations.
Repairs are substantially complete related to the tornado that struck and damaged the Company’s Mikron facility in Richmond, Kentucky in May 2009. The Company spent approximately $0.4 million during the first six months of 2010 which is reflected in capital expenditures on the statement of cash flows; however, the Company believes that its net overall cash flows from this event will be minimal due to the Company’s insurance coverage. The Company received $0.1 million in insurance proceeds during the first half of fiscal 2010 related to the Mikron capital repairs and expects an additional $0.3 million in proceeds during the third fiscal quarter of 2010.

Financing Activities — Continuing Operations
The Company received $13.8 million less from financing activities from continuing operations during the six months ended April 30, 2010 compared to the same prior year period primarily due to items related to the Separation. In 2009, the Company received $15.4 million from Gerdau representing the fourth and final true-up and relating to distribution taxes pursuant to the terms of the transaction related agreements. The Company does not anticipate any further cash from financing activities related to the Separation.
In the first six months of fiscal 2010 and 2009, the Company paid quarterly dividends of $0.03 per common share (resulting in $0.06 per share for the six month periods) with shares remaining relatively flat. The Company expects to continue to pay quarterly cash dividends and moderately increase such dividend periodically, hereafter although payment of future cash dividends will be at the discretion of the board of directors. In the future, Quanex could repurchase shares of its common stock as the Board of Directors in May 2010 approved a stock repurchase program of 1.0 million shares.
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

In December 2007, the FASB issued SFAS No. 141R “Business Combinations”, SFAS 141R, which was codified into ASC Topic 805 “Business Combinations” (ASC 805). This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree, the goodwill acquired, contractual contingencies and any estimate or contingent consideration measured at their fair value at the acquisition date. Among other items, this standard requires acquisition costs to be expensed as incurred and gains to be recognized in bargain purchase business combinations. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. In April 2009, the FASB issued FSP No. 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP SFAS 141R-1). FSP SFAS No. 141R-1 was also codified into ASC 805. This staff position amends SFAS 141R to address application issues around the recognition, measurement and disclosure of assets and liabilities arising from contingencies in a business combination. These pronouncements apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (for acquisitions closed on or after November 1, 2009 for the Company). Early application is not permitted. The adoption of these pronouncements did not have a material impact on the Company’s Consolidated Financial Statements. The Company is required to expense costs related to all acquisitions closed on or after November 1, 2009 and recognize gains in bargain purchase business combinations which in some instances may be material.

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
At April 30, 2010, the Company had fixed-rate debt totaling $0.2 million or 7% of total debt, which does not expose the Company to the risk of earnings loss due to changes in market interest rates. The Company and certain of its subsidiaries’ floating-rate obligations totaled $2.0 million, or 93% of total debt at April 30, 2010. Based on the floating-rate obligations outstanding at April 30, 2010, a one percent increase or decrease in the average interest rate would result in a change to pre-tax interest expense of approximately $20 thousand.
Commodity Price Risk
Within the Aluminum Sheet Products segment, the Company uses various grades of aluminum scrap as well as minimal amounts of prime aluminum ingot as raw materials for its manufacturing processes. The price of this aluminum raw material is subject to fluctuations due to many factors in the aluminum market. In the normal course of business, Nichols Aluminum enters into firm price sales commitments with its customers. In an effort to reduce the risk of fluctuating raw material prices, Nichols Aluminum enters into firm price raw material purchase commitments (which are designated as “normal purchases” under ASC Topic 815 “Derivatives and Hedging” (ASC 815)) as well as option contracts on the London Metal Exchange (LME). The Company’s risk management policy as it relates to these LME contracts is to enter into contracts to cover the raw material needs of the Company’s committed sales orders, to the extent not covered by fixed price purchase commitments.
Nichols Aluminum maintains a balanced metals book position which excludes a normal operational inventory level. This operating inventory level as a matter of practice is not hedged against material price (LME) movements. This practice reflects that over the commodity price cycle, no gain or loss is incurred on this inventory. Through the use of firm price raw material purchase commitments and LME contracts, the Company intends to protect cost of sales from the effects of changing prices of aluminum. To the extent that the raw material costs factored into the firm price sales commitments are matched with firm price raw material purchase commitments, changes in aluminum prices should have no effect. During fiscal 2010 and 2009, the Company primarily relied upon firm price raw material purchase commitments to protect cost of sales tied to firm price sales commitments. At April 30, 2010, there were 47 open LME forward contracts associated with metal exchange derivatives covering notional volumes of 2.6 million pounds with a fair value mark-to-market net gain of approximately $0.6 million. These contracts were not designated as hedging instruments, and any mark-to-market net gain or loss was recorded in cost of sales with the offsetting amount reflected as a current asset or liability on the balance sheet. At October 31, 2009, there were 85 open LME forward contracts associated with metal exchange derivatives covering notional volumes of 5.0 million pounds with a fair value mark-to-market net gain of approximately $0.6 million.
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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (1934 Act) as of April 30, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2010, the disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
During the most recent fiscal quarter, there have been no other changes in internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5.	Other Information
The registrant held its Annual Meeting of Shareholders on February 25, 2010. An independent inspector of election and vote tabulator was engaged to tabulate shareholder votes. Proxies for the meeting were solicited pursuant to Regulation 14A under the 1934 Act.
Proposal One. There was no solicitation in opposition to management’s nominees for director as listed in the Proxy Statement distributed to shareholders, and the nominee (William C. Griffiths) was elected. The following sets forth the number of shares that voted for and for which votes were withheld for such person:

	Votes	Votes	Votes	Broker
	For	Withheld	Abstained	Non-votes
William C. Griffiths	33,054,808	321,079	N/A	1,418,428
Additionally, at the Annual Meeting, the following proposal was voted upon and approved:
Proposal Two. Ratification of the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending October 31, 2010.

	Votes	Votes	Votes	Broker
	For	Against	Abstained	Non-votes
Shares voted	33,930,337	852,735	11,243	—

Item 6.	Exhibits

Exhibit
Number	Description of Exhibits

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

*10.1
Amendment to Lease by and between W.R. Sandwith and Michael G. Ritter Partnership and Mikron Washington LLC, which amends that certain Lease between Mikron Industries, Inc. and the W.R. Sandwith and Michael G. Ritter Partnership, as amended, filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K (Reg. No. 001-33913) for the fiscal year ended October 31, 2008.

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

QUANEX BUILDING PRODUCTS CORPORATION
Date: May 28, 2010	/s/ Brent L. Korb
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

*10.1
Amendment to Lease by and between W.R. Sandwith and Michael G. Ritter Partnership and Mikron Washington LLC, which amends that certain Lease between Mikron Industries, Inc. and the W.R. Sandwith and Michael G. Ritter Partnership, as amended, filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K (Reg. No. 001-33913) for the fiscal year ended October 31, 2008.

*31.1	Certification by chief executive officer pursuant to Rule 13a-14(a)/15d-14(a).

*31.2	Certification by chief financial officer pursuant to Rule 13a-14(a)/15d-14(a).

*32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith