Form 10-Q
period 2010-07-31
Quanex Building Products CORP
filed 2010-08-30
CIK 1423221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 24, 2010

Common Stock, par value $0.01 per share	37,612,441

QUANEX BUILDING PRODUCTS CORPORATION
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 31,	October 31,
	2010	2009
	(In thousands except share amounts)
ASSETS
Current assets:
Cash and equivalents	$168,738	$123,499
Accounts receivable, net of allowance of $1,088 and $1,696	79,539	80,171
Inventories	54,127	46,515
Deferred income taxes	12,882	20,611
Prepaid and other current assets	6,311	5,177
Current assets of discontinued operations	47	232

Total current assets	321,644	276,205
Property, plant and equipment, net	135,223	141,286
Deferred income taxes	34,321	42,923
Goodwill	25,189	25,189
Intangible assets, net	45,444	47,359
Other assets	17,007	9,114
Assets of discontinued operations	—	1,524

Total assets	$578,828	$543,600

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$74,205	$67,010
Accrued liabilities	35,485	30,320
Current maturities of long-term debt	327	323
Current liabilities of discontinued operations	16	9

Total current liabilities	110,033	97,662
Long-term debt	1,620	1,943
Deferred pension and postretirement benefits	3,948	6,655
Non-current environmental reserves	12,027	1,767
Other liabilities	16,208	13,047

Total liabilities	143,836	121,074

Stockholders’ equity:
Preferred stock, no par value, shares authorized 1,000,000; issued and outstanding — none	—	—
Common stock, $0.01 par value, shares authorized 125,000,000; issued 37,862,441 and 37,752,437, respectively	379	378
Additional paid-in-capital	237,025	233,452
Retained earnings	203,559	192,546
Accumulated other comprehensive income (loss)	(2,432)	(2,480)

	438,531	423,896
Less treasury stock at cost, 125,000 and zero shares, respectively	(2,169)	—
Less common stock held by Rabbi Trust, 102,125 shares	(1,370)	(1,370)

Total stockholders’ equity	434,992	422,526

Total liabilities and stockholders’ equity	$578,828	$543,600

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2010	2009	2010	2009
	(In thousands, except per share amounts)

Net sales	$225,203	$163,977	$576,011	$390,071
Cost and expenses:
Cost of sales (exclusive of items shown separately below)	184,799	128,996	478,559	340,043
Selling, general and administrative	17,566	14,331	52,719	42,667
Impairment of goodwill and intangibles	—	—	—	182,562
Depreciation and amortization	6,639	7,938	21,008	24,449

Operating income (loss)	16,199	12,712	23,725	(199,650)
Interest expense	(106)	(128)	(333)	(360)
Other, net	997	27	2,502	325

Income (loss) from continuing operations before income taxes	17,090	12,611	25,894	(199,685)
Income tax benefit (expense)	(6,661)	(4,262)	(9,998)	47,788

Income (loss) from continuing operations	10,429	8,349	15,896	(151,897)
Income (loss) from discontinued operations, net of taxes	(148)	(212)	(1,108)	(525)

Net income (loss)	$10,281	$8,137	$14,788	$(152,422)

Basic earnings per common share:
Earnings (loss) from continuing operations	$0.28	$0.22	$0.43	$(4.07)
Income (loss) from discontinued operations	—	—	(0.03)	(0.01)

Basic earnings (loss) per share	$0.28	$0.22	$0.40	$(4.08)

Diluted earnings per common share:
Earnings (loss) from continuing operations	$0.27	$0.22	$0.42	$(4.07)
Income (loss) from discontinued operations	—	—	(0.03)	(0.01)

Diluted earnings (loss) per share	$0.27	$0.22	$0.39	$(4.08)

Weighted-average common shares outstanding:
Basic	37,350	37,335	37,349	37,334
Diluted	37,983	37,581	37,882	37,334

Dividends paid per share	$0.04	$0.03	$0.10	$0.09
The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Nine Months Ended
	July 31,
	2010	2009
	(In thousands)
Operating activities:
Net income (loss)	$14,788	$(152,422)
(Income) loss from discontinued operations	1,108	525
Adjustments to reconcile net income (loss) to cash provided by operating activities from continuing operations:
Gain on bargain purchase	(1,272)	—
Impairment of goodwill and intangibles	—	182,562
Depreciation and amortization	21,060	24,500
Deferred income taxes	6,524	(30,497)
Stock-based compensation	3,218	2,328
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Decrease (increase) in accounts and notes receivable	1,601	28,113
Decrease (increase) in inventory	(5,788)	23,762
Decrease (increase) in other current assets	(889)	(105)
Increase (decrease) in accounts payable	7,961	(25,505)
Increase (decrease) in accrued liabilities	5,084	(6,799)
Increase (decrease) in income taxes payable	11,934	(18,726)
Increase (decrease) in deferred pension and postretirement benefits	(2,706)	2,201
Other, net	1,533	3,295

Cash provided by (used for) operating activities from continuing operations	64,156	33,232
Cash provided by (used for) operating activities from discontinued operations	(415)	(609)

Cash provided by (used for) operating activities	63,741	32,623

Investing activities:
Acquisitions, net of cash acquired	(1,590)	—
Capital expenditures	(11,779)	(12,357)
Proceeds from property insurance claim	392	1,000
Other, net	40	—

Cash provided by (used for) investing activities from continuing operations	(12,937)	(11,357)
Cash provided by (used for) investing activities from discontinued operations	90	(456)

Cash provided by (used for) investing activities	(12,847)	(11,813)

Financing activities:
Repayments of long-term debt	(319)	(361)
Common stock dividends paid	(3,775)	(3,390)
Issuance of common stock from stock option exercises, including related tax benefits	495	—
Funding from Separation	—	15,401
Purchase of treasury stock	(2,169)	—
Other, net	(235)	(675)

Cash provided by (used for) financing activities from continuing operations	(6,003)	10,975
Cash provided by (used for) financing activities from discontinued operations	235	665

Cash provided by (used for) financing activities	(5,768)	11,640

Effect of exchange rate changes on cash and equivalents	23	33
Less: (Increase) decrease in cash and equivalents from discontinued operations	90	400

Increase (decrease) in cash and equivalents from continuing operations	45,239	32,883
Cash and equivalents at beginning of period	123,499	66,871

Cash and equivalents at end of period	$168,738	$99,754

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

				Accumulated	Treasury
		Additional		Other	Stock and	Total
	Common	Paid-in	Retained	Comprehensive	Rabbi	Stockholders’
Nine Months Ended July 31, 2010	Stock	Capital	Earnings	Income (Loss)	Trust	Equity
	(In thousands, except per share amounts)

Balance at October 31, 2009	$378	$233,452	$192,546	$(2,480)	$(1,370)	$422,526
Net income (loss)			14,788			14,788
Common dividends ($0.10 per share)			(3,775)			(3,775)
Treasury shares purchased, at cost					(2,169)	(2,169)
Stock-based compensation activity:
Stock-based compensation earned		3,149				3,149
Stock options exercised		435				435
Restricted stock awards	1	(1)				—
Stock-based compensation tax benefit		42				42
Other	—	(52)	—	48	—	(4)

Balance at July 31, 2010	$379	$237,025	$203,559	$(2,432)	$(3,539)	$434,992

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
On December 12, 2007, Quanex Building Products Corporation was incorporated in the state of Delaware as a subsidiary of Quanex Corporation to facilitate the separation of Quanex Corporation’s vehicular products and building products businesses. The separation occurred on April 23, 2008 through the spin-off of Quanex Corporation’s building products business to its shareholders immediately followed by the merger of Quanex Corporation (consisting principally of the vehicular products business and all non-building products related corporate accounts) with a wholly-owned subsidiary of Gerdau S.A. (Gerdau). This is hereafter referred to as the “Separation”.
Effective with the Separation, the results of operations and cash flows related to the vehicular products business and non-building products related corporate items are reported as discontinued operations for all periods presented. There were no assets or liabilities of discontinued operations at July 31, 2010 and October 31, 2009 and no results of operations in 2009 related to the Separation. In January 2010, management committed to a plan to close its start-up facility in China due to the contraction of demand and the Company’s ability to serve the overseas thin film solar panel market from its North American operations. Accordingly, the China assets and liabilities, results of operations and cash flows are reported as discontinued operations for all periods presented. Unless otherwise noted, all disclosures in the notes accompanying the consolidated financial statements reflect only continuing operations.
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
2. New Accounting Pronouncements
In June 2008, the FASB ratified FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (FSP EITF 03-6-1), which was codified into ASC Topic 260 “Earnings per Share” (ASC 260). This pronouncement addresses whether instruments granted in share-based payment awards are participating securities prior to vesting, and therefore, must be included in the earnings allocation in calculating earnings per share under the two-class method described in ASC 260. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend-equivalents should be treated as participating securities in calculating earnings per share. This pronouncement is effective for financial statements issued for fiscal years beginning after December 15, 2008 (November 1, 2009 for the Company), and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods. The adoption of this pronouncement did not have a material impact on the Company’s Consolidated Financial Statements.

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
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS 160) which was codified into ASC Topic 810 “Consolidation”, (ASC 810). This standard addresses the accounting and reporting framework for noncontrolling minority interests by a parent company and is effective for fiscal years beginning on or after December 15, 2008 (as of November 1, 2009 for the Company). The adoption of this standard did not have an impact on the Company’s Consolidated Financial Statements; however, the Company is required to account for noncontrolling minority interest acquisitions closed on or after November 1, 2009 under ASC 810.
3. Goodwill and Acquired Intangible Assets
Goodwill
Under ASC Topic 350 “Intangibles — Goodwill and Other” (ASC 350), goodwill is reviewed for impairment annually or more frequently if certain indicators arise. The Company elected to make August 31 the annual impairment assessment date for goodwill.
During the first fiscal quarter of 2009, based on a combination of factors, the Company concluded that there were sufficient indicators to require Quanex to perform an interim goodwill impairment analysis. The Company recorded an estimated non-cash goodwill impairment charge of $125.4 million during the first quarter of fiscal 2009 and finalized its goodwill impairment analysis during the second quarter of fiscal 2009; at which time the Company recognized an additional non-cash goodwill impairment charge of $45.3 million bringing the total impairment charge to $170.7 million for the year ended October 31, 2009. The August 31, 2009 review of goodwill indicated that goodwill was not further impaired. Accordingly, there is $25.2 million of goodwill remaining on the Company’s balance sheet as of July 31, 2010 and October 31, 2009.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
There were no changes in the carrying amount of goodwill for the nine months ended July 31, 2010. All $25.2 million of goodwill relates to the Engineered Products segment.
Acquired Intangible Assets
Intangible assets consist of the following (in thousands):

	As of July 31, 2010		As of October 31, 2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Customer relationships	$21,200	$6,028	$21,200	$5,232
Trademarks and trade names	33,530	8,785	33,150	7,709
Patents	11,560	6,033	11,560	5,610

Total	$66,290	$20,846	$65,910	$18,551

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
The aggregate amortization expense for the three and nine month periods ended July 31, 2010 was $0.8 million and $2.3 million, respectively. The aggregate amortization expense for the three and nine month periods ended July 31, 2009 was $0.8 million and $2.5 million, respectively. Estimated amortization expense for the next five years, based upon the amortization of pre-existing intangibles follows (in thousands):

Fiscal Years Ending	Estimated
October 31,	Amortization
2010 (remaining three months)	$771
2011	$3,082
2012	$3,082
2013	$3,020
2014	$2,986

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Inventories
Inventories consist of the following:

	July 31,	October 31,
	2010	2009
	(In thousands)
Raw materials	$25,377	$19,992
Finished goods and work in process	25,716	23,804

	51,093	43,796
Supplies and other	3,034	2,719

Total	$54,127	$46,515

Fixed costs related to excess manufacturing capacity, if any, have been expensed in the period, and therefore, are not capitalized into inventory. The values of inventories in the consolidated balance sheets are based on the following accounting methods:

	July 31,	October 31,
	2010	2009
	(In thousands)
LIFO	$26,828	$22,004
FIFO	27,299	24,511

Total	$54,127	$46,515

An actual valuation of inventory under the last in, first out (LIFO) method can be made only at the end of each year based on the inventory costs and levels at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory costs and levels. Because these are subject to many factors beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation which could significantly differ from interim estimates. To estimate the effect of LIFO on interim periods, the Company performs a projection of the year-end LIFO reserve and considers expected year-end inventory pricing and expected inventory levels. Depending on this projection, the Company may record an interim allocation of the projected year-end LIFO calculation. The Company recorded $1.0 million and $2.3 million of LIFO expense during the three and nine months ended July 31, 2010, respectively, compared to $2.3 million and $6.8 million of LIFO income during the same periods ended July 31, 2009. With respect to inventories valued using the LIFO method, replacement cost exceeded the LIFO value by approximately $8.5 million and $6.2 million as of July 31, 2010 and October 31, 2009, respectively.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Earnings and Dividends Per Share
Earnings Per Share
The computational components of basic and diluted earnings per share from continuing operations are as follows (shares and dollars in thousands except per share amounts):

	For the Three Months Ended			For the Three Months Ended
	July 31, 2010			July 31, 2009
			Per			Per
	Income	Shares	Share	Income	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings and earnings per share	$10,429	37,350	$0.28	$8,349	37,335	$0.22

Effect of dilutive securities:
Common stock equivalents arising from stock options	—	321			55
Restricted stock	—	210			89
Common stock held by rabbi trust	—	102		—	102

Diluted earnings and earnings per share	$10,429	37,983	$0.27	$8,349	37,581	$0.22

	For the Nine Months Ended			For the Nine Months Ended
	July 31, 2010			July 31, 2009
			Per			Per
	Income	Shares	Share	Income	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings (loss) and earnings (loss) per share	$15,896	37,349	$0.43	$(151,897)	37,334	$(4.07)

Effect of dilutive securities:
Common stock equivalents arising from stock options	—	253			—
Restricted stock	—	178			—
Common stock held by rabbi trust	—	102		—	—

Diluted earnings (loss) and earnings (loss) per share	$15,896	37,882	$0.42	$(151,897)	37,334	$(4.07)

The computation of diluted earnings per share excludes outstanding options and other common stock equivalents in periods where inclusion of such potential common stock instruments would be anti-dilutive in the periods presented. When income from continuing operations is a loss, all potential dilutive instruments are excluded from the computation of diluted earnings per share as they would be anti-dilutive. Accordingly, for the nine months ended July 31, 2009, 0.1 million of common stock equivalents were excluded from the computation of diluted earnings per share as the Company had a loss from continuing operations.
For the three and nine months ended July 31, 2010, the Company had 0.3 million of securities that are potentially dilutive in future earnings per share calculations. For the three and nine months ended July 31, 2009, the Company had 0.8 million and 1.4 million, respectively, of securities that are potentially dilutive in future earnings per share calculations. Such dilution will be dependent on the excess of the market price of the Company’s stock over the exercise price and other components of the treasury stock method.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Dividends Per Share
The Company pays a quarterly cash dividend on the Company’s common stock. During the three and nine months ended July 31, 2010, the Company paid $0.04 and $0.10 cash dividend per common share, respectively. During the three and nine months ended July 31, 2009, the Company paid $0.03 and $0.09 cash dividend per common share, respectively.
6. Comprehensive Income
Comprehensive income comprises net income and all other non-owner changes in equity, including foreign currency translation, pension related adjustments and realized and unrealized gains and losses on derivatives, if any. Comprehensive income for the three and nine months ended July 31, 2010 and 2009 was as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2010	2009	2010	2009
	(In thousands)
Comprehensive income (loss):
Net income (loss)	$10,281	$8,137	$14,788	$(152,422)
Foreign currency translation adjustment	(30)	115	48	117

Total comprehensive income (loss), net of taxes	$10,251	$8,252	$14,836	$(152,305)

7. Long-Term Debt
Long-term debt consists of the following:

	July 31,	October 31,
	2010	2009
	(In thousands)
Revolving Credit Facility	$—	$—
City of Richmond, Kentucky Industrial Building Revenue Bonds	1,000	1,100
Scott County, Iowa Industrial Waste Recycling Revenue Bonds	800	1,000
Capital lease obligations and other	147	166

Total debt	$1,947	$2,266
Less maturities due within one year included in current liabilities	327	323

Long-term debt	$1,620	$1,943

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
As of July 31, 2010, the Company had no borrowings under the Credit Facility, and the Company was in compliance with all Credit Facility financial covenants. The availability under the Credit Facility is a function of both the facility amount utilized and meeting covenant requirements. Although there were no borrowings on the Credit Facility and only $5.7 million of outstanding letters of credit under the Credit Facility, the aggregate availability under the Credit Facility was limited by the Consolidated Leverage Ratio resulting in an availability of $236.9 million at July 31, 2010.
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
The components of net periodic pension cost are as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2010	2009	2010	2009
	(In thousands)
Pension Benefits
Service cost	$839	$704	$2,490	$2,112
Interest cost	165	141	474	423
Expected return on plan assets	(188)	(102)	(517)	(306)
Amortization of unrecognized net loss	36	—	110	—

Net periodic pension cost	$852	$743	$2,557	$2,229

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Company’s pension funding policy generally has been to make the minimum annual contributions required by applicable regulations while considering targeted funded percentages. In fiscal 2010, the Company decided to modify its funding strategy and accelerate contributions to target a 100% funding threshold. Additionally, the Company will consider funding fiscal year requirements early in the fiscal year to potentially maximize returns on assets. During the three and nine months ended July 31, 2010, the Company contributed $4.4 million and $5.3 million, respectively, to its defined benefit plan. Each amount includes $2.7 million made in addition to minimum funding requirements to achieve a 100% funded threshold. The Company does not expect to make any additional contributions for the balance of fiscal 2010. Expected contributions are dependent on many variables, including the variability of the market value of the assets as compared to the obligation and other market or regulatory conditions. In addition, the Company takes into consideration its business investment opportunities and resulting cash requirements. Accordingly, actual funding may differ greatly from current estimates.
Defined Contribution Plans
The Company has defined contribution plans to which both employees and the Company make contributions. Effective April 1, 2009, the Company temporarily suspended its matching contributions to the Quanex Building Products Salaried and Non-Union Employee 401(k) Plan as part of its efforts to reduce controllable spending. Effective February 1, 2010, these matching contributions were reinstated. The Company matches 50% up to the first 5% of employee deferrals. For the three and nine months ended July 31, 2010, the Company contributed $0.6 million and $1.5 million, respectively. For the three and nine months ended July 31, 2009, the Company contributed $0.3 million and $1.0 million, respectively.
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

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2010	2009	2010	2009
	(In thousands)
Net Sales:
Engineered Products	$101,746	$93,352	$259,272	$223,419
Aluminum Sheet Products	127,600	74,254	326,252	175,419
Intersegment Eliminations	(4,143)	(3,629)	(9,513)	(8,767)

Consolidated	$225,203	$163,977	$576,011	$390,071

Operating Income (Loss):
Engineered Products[1]	$13,131	$11,512	$22,969	$(155,820)
Aluminum Sheet Products[2]	8,866	3,467	19,732	(36,295)
Corporate & Other[3]	(5,798)	(2,267)	(18,976)	(7,535)

Consolidated	$16,199	$12,712	$23,725	$(199,650)

	July 31,	October 31,
	2010	2009
	(In thousands)
Identifiable Assets:
Engineered Products	$265,268	$273,252
Aluminum Sheet Products	153,345	138,615
Corporate, Intersegment Eliminations & Other	160,168	129,977
Discontinued Operations[4]	47	1,756

Consolidated	$578,828	$543,600

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

[1]	The nine months ended July 31, 2009 reflects a goodwill and acquired intangible asset impairment charge of $162.2 million. See Note 3 for further discussion.

[2]	The nine months ended July 31, 2009 reflects a goodwill impairment charge of $20.4 million. See Note 3 for further discussion.

[3]
The three and nine months ended July 31, 2010 includes LIFO expense of $1.0 million and $2.3 million, respectively, compared to $2.3 million and $6.8 million LIFO income during the same prior year periods.

[4]
In January 2010, management committed to a plan to shut down the operations of its start-up facility in China; therefore, the China assets are included in discontinued operations for all periods presented.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Company’s practice is to grant options and restricted stock or RSUs to non-employee directors on October 31st of each year, with an additional grant of options to each director on the date of his or her first anniversary of service. Additionally, the Company’s practice is to grant options and restricted stock or RSUs to employees at the Company’s December board meeting and occasionally to key employees as deemed appropriate at other times during the year. The Company has not capitalized any stock-based compensation cost as part of inventory or fixed assets during the three or nine months ended July 31, 2010 and 2009.
Restricted Stock Awards
Under the 2008 Plan, common stock may be awarded to key employees, officers and non-employee directors. The recipient is entitled to all of the rights of a shareholder, except that during the forfeiture period the shares are nontransferable. The awards vest over a specified time period, but typically either immediately vest or cliff vest over a three-year period with service as the vesting condition. Upon issuance of stock under the plan, fair value is measured by the grant-date price of the Company’s shares. This fair value is then expensed over the restricted period with a corresponding increase to additional paid-in-capital. A summary of non-vested restricted stock award changes during the nine months ended July 31, 2010 follows:

		Weighted-Average
		Grant-Date Fair
	Shares	Value Per Share

Non-vested at October 31, 2009	312,049	$12.38
Granted	74,900	16.21
Vested	(8,333)	15.55
Forfeited	—	—

Non-vested at July 31, 2010	378,616	$13.07

The weighted-average grant-date fair value of restricted stock granted during the nine months ended July 31, 2010 and 2009 was $16.21 and $7.82 per share, respectively. The total fair value of restricted stock that vested during the nine months ended July 31, 2010 or July 31, 2009 was $0.1 million and $0.1 million, respectively. Total unrecognized compensation cost related to unamortized restricted stock awards was $2.2 million as of July 31, 2010. That cost is expected to be recognized over a weighted-average period of 1.6 years.

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

	Nine Months Ended
	July 31,
	2010	2009

Weighted-average expected volatility	55.0%	47.0%
Expected term (in years)	4.9 – 5.1	4.9 – 5.1
Risk-free interest rate	2.1%	1.6%
Expected dividend yield over expected term	1.0%	1.0%
Weighted-average grant-date fair value per share	$7.32	$3.03
The increase in the weighted-average grant-date fair value is primarily related to the Company’s stock price; the weighted-average market price on the date of grant was $16.20 in 2010 compared to $7.82 in 2009.
Below is a table summarizing the stock option shares activity for the 2008 Plan since October 31, 2009:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
		Price Per	Contractual	Value
	Shares	Share	Term (in years)	(000s)

Outstanding at October 31, 2009	1,409,921	$12.38
Granted	321,450	16.20
Exercised	(38,142)	11.41
Forfeited	(1,684)	13.17

Outstanding at July 31, 2010	1,691,545	13.12	8.0	$7,553

Vested or expected to vest at July 31, 2010	1,607,609	13.11	8.0	$7,198

Exercisable at July 31, 2010	773,364	$13.38	7.3	$3,258

The total intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the nine months ended July 31, 2010 was $0.3 million. No stock options were exercised during the nine months ended July 31, 2009.
The total fair value of shares vested during the nine months ended July 31, 2010 and 2009 was $1.6 million and $1.4 million, respectively. Total unrecognized compensation cost related to stock options granted under the 2008 Plan was $2.9 million as of July 31, 2010. That cost is expected to be recognized over a weighted-average period of 1.7 years.
11. Income Taxes
The provision for income taxes is determined by applying an estimated annual effective income tax rate to income from continuing operations before income taxes. The rate is based on the most recent annualized forecast of pretax income, permanent book versus tax differences and tax credits. The Company’s estimated annual effective tax rate for the nine months ended July 31, 2010 is 38.6% compared to the estimated annual effective tax rate benefit of 23.9% for the nine months ended July 31, 2009. The reduction in the effective tax rate in 2009 is primarily related to the nondeductible portion of the goodwill impairment charge.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Prepaid and other current assets on the Consolidated Balance Sheets include an income tax receivable of $0.3 million and $0.7 million as of July 31, 2010 and October 31, 2009, respectively. In February 2010, the Company received an $11.4 million refund which was previously reported in current deferred income taxes as of October 31, 2009. The refund resulted from the carryback of losses to prior years.
The non-current deferred income tax asset amount reflected on the Consolidated Balance Sheet as of July 31, 2010 of $34.3 million includes a net non-current deferred income tax asset of $45.6 million, an estimated state net operating loss (NOL) benefit of $1.0 million, and a non-current liability for an unrecognized tax benefit of $12.3 million, related to the Separation.
Non-current unrecognized tax benefit of $6.3 million as of July 31, 2010 is related to the Separation and state tax items regarding the interpretations of tax laws and regulations and is recorded in Other liabilities on the Consolidated Balance Sheet. The total unrecognized tax benefit at July 31, 2010 is $18.6 million (including $0.7 million for which the disallowance of such items would not affect the annual effective tax rate).
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
12. Contingencies
Environmental
Quanex is subject to extensive laws and regulations concerning the discharge of materials into the environment and the remediation of chemical contamination. To satisfy such requirements, Quanex must make capital and other expenditures on an ongoing basis. The Company accrues its best estimates of its remediation obligations and adjusts such accruals as further information and circumstances develop. Those estimates may change substantially depending on information about the nature and extent of contamination, appropriate remediation technologies, and regulatory approvals. In accruing for environmental remediation liabilities, costs of future expenditures are not discounted to their present value, unless the amount and timing of the expenditures are fixed or reliably determinable. When environmental laws might be deemed to impose joint and several liability for the costs of responding to contamination, the Company accrues its allocable share of liability taking into account the number of parties participating, their ability to pay their shares, the volumes and nature of the wastes involved, the nature of anticipated response actions, and the nature of the Company’s alleged connections. The cost of environmental matters has not had a material adverse effect on Quanex’s operations or financial condition in the past, and management is not currently aware of any conditions that it believes are likely to have a material adverse effect on Quanex’s operations, financial condition or cash flows.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
As described below, the Company currently is engaged in remediation activities at one of its plant sites. The total associated environmental reserve and corresponding recovery as of July 31, 2010 and October 31, 2009 were as follows:

	July 31,	October 31,
	2010	2009
	(In thousands)

Current	$1,650	$1,485
Non-current [1]	12,027	1,767

Total environmental reserves	13,677	3,252

Receivable for recovery of remediation costs [2]	$13,267	$3,437

Approximately $1.4 million of the July 31, 2010 reserve represents administrative costs; the balance represents estimated costs for investigation, studies, cleanup, and treatment. The reserve has not been discounted. As discussed below, an associated $13.3 million and $3.4 million undiscounted recovery from indemnitors of remediation costs at one plant site is recorded as of July 31, 2010 and October 31, 2009, respectively. The increase in the environmental reserve during the first nine months of fiscal 2010 is primarily due to revisions in remediation plans.
The Company’s Nichols Aluminum-Alabama, LLC (NAA) subsidiary operates a plant in Decatur, Alabama that is subject to an Alabama Hazardous Wastes Management and Minimization Act Post-Closure Permit. Among other things, the permit requires NAA to remediate, as directed by the state, historical environmental releases of wastes and waste constituents. Consistent with the permit, NAA has undertaken various studies of site conditions and, during the first quarter 2006, started a phased program to treat in-place free product petroleum that had been released underneath the plant. During the second quarter 2010, NAA submitted to the state the first component of its proposed workplan for implementing a site-wide remedy; the full workplan was submitted to the state during the third quarter 2010. Based on its current plans, which remain subject to revision and to state approval, the Company’s remediation reserve at NAA’s Decatur plant is $13.7 million. NAA was acquired through a stock purchase in which the sellers agreed to indemnify Quanex and NAA for identified environmental matters related to the business and based on conditions initially created or events initially occurring prior to the acquisition. Environmental conditions are presumed to relate to the period prior to the acquisition unless proved to relate to releases occurring entirely after closing. The limit on indemnification is $21.5 million excluding legal fees. While the Company’s current estimates indicate it will not reach this limit, changing circumstances could result in additional costs or expense that are not forseen at this time. In accordance with the indemnification, the indemnitors paid the first $1.5 million of response costs and have been paying 90% of ongoing costs. Based on its experience to date, its estimated cleanup costs going forward, and costs incurred to date as of July 31, 2010, the Company expects to recover from the sellers’ shareholders an additional $13.3 million. Of that, $12.3 million is recorded in Other assets, and the balance is reflected in Accounts receivable on the Consolidated Balance Sheets.
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
13. Fair Value Measurement of Assets and Liabilities
The Company holds Treasury Money Market Fund investments that are classified as cash equivalents and are measured at fair value on a recurring basis, based on quoted prices in active markets for identical assets (Level 1). The Company had cash equivalent investments totaling approximately $166.2 million and $118.8 million at July 31, 2010 and October 31, 2009, respectively. As of July 31, 2010, the Company did not have any assets or liabilities obtained from readily available pricing sources for comparable instruments (Level 2) or requiring measurement at fair value without observable market values that would require a high level of judgment to determine fair value (Level 3).
14. Other Income (Expense)
In May 2009, a tornado struck and damaged the Company’s Mikron facility in Richmond, Kentucky. In May 2010, the Company received the final insurance payment bringing the total cash proceeds from property insurance settlement to $1.8 million of which $0.4 million was received in fiscal 2010 and $1.4 million was received in fiscal 2009. In its third fiscal quarter of 2010, the Company recorded a gain on involuntary conversion in Other, net of approximately $0.9 million, which represents the amount of insurance proceeds received over the carrying value of the damaged property.
In February 2010, the Company completed a small acquisition for approximately $1.6 million in consideration. This operation has been integrated into one of its existing Engineered Products businesses. The acquisition was effected through an asset purchase through a receivership proceeding and no liabilities were assumed. ASC 805 “Business Combinations” requires that a gain be recorded when the fair value of the net assets acquired is greater than the fair value of the consideration transferred. Though uncommon, bargain purchases can occur because of underpayments for the business acquired due to a forced liquidation or distress sale. These assets were acquired at auction due to the business being in Wisconsin receivership proceedings. As such, the Company obtained the assets at a bargain and recognized a gain of approximately $1.3 million in Other, net in its second fiscal quarter of 2010.
15. Stock Repurchase Program and Treasury Stock
On May 27, 2010, the Board of Directors approved a stock repurchase program of 1.0 million shares. The Company’s objective of this program is to manage the dilution created by shares issued under stock-based compensation plans and to repurchase shares opportunistically. The Company records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. The Company uses a moving-average method on the subsequent reissuance of shares, and any resulting proceeds in excess of cost are credited to additional paid in capital while any deficiency is charged to retained earnings.
During the three and nine months ended July 31, 2010, the Company purchased 125,000 shares at a cost of $2.2 million, all of which remained in treasury stock as of July 31, 2010. As of July 31, 2010, the remaining shares authorized for repurchase in the program was 875,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
The discussion and analysis of Quanex Building Products Corporation and its subsidiaries’ financial condition and results of operations should be read in conjunction with the July 31, 2010 Consolidated Financial Statements of the Company and the accompanying notes and in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2009. References made to the “Company” or “Quanex” include Quanex Building Products Corporation and its subsidiaries and Quanex Corporation (Predecessor to Quanex Building Products Corporation) unless the context indicates otherwise.
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
Effective with the Separation, the results of operations and cash flows related to the vehicular products business and non-building products related corporate items are reported as discontinued operations for all periods presented. There were no assets or liabilities of discontinued operations at July 31, 2010 and October 31, 2009 and no results of operations in 2009 related to the Separation. In January 2010, management committed to a plan to close its start-up facility in China due to the contraction of demand and the Company’s ability to serve the overseas thin film solar panel market from its North American operations. Accordingly, the China assets and liabilities, results of operation and cash flows are reported as discontinued operations for all periods presented. Unless otherwise noted, all discussions reflect only continuing operations.

Consolidated Results of Operations
Summary Information

	Three Months Ended				Nine Months Ended
	July 31,				July 31,
	2010	2009	Change	%	2010	2009	Change	%
	(Dollars in millions)
Net sales	$225.2	$164.0	$61.2	37.3	$576.0	$390.1	$185.9	47.7
Cost of sales[1]	184.8	129.0	55.8	43.3	478.6	340.0	138.6	40.8
Selling, general and administrative	17.6	14.4	3.2	22.2	52.7	42.7	10.0	23.4
Impairment of goodwill and intangibles	—	—	—	—	—	182.6	(182.6)	(100.0)
Depreciation and amortization	6.6	7.9	(1.3)	(16.5)	21.0	24.4	(3.4)	(13.9)

Operating income (loss)	16.2	12.7	3.5	27.6	23.7	(199.6)	223.3	111.9

Interest expense	(0.1)	(0.1)	—	—	(0.3)	(0.4)	0.1	25.0
Other, net	1.0	—	1.0	—	2.5	0.3	2.2	733.3
Income tax (expense) benefit	(6.7)	(4.3)	(2.4)	(55.8)	(10.0)	47.8	(57.8)	(120.9)

Income (loss) from continuing operations	$10.4	$8.3	$2.1	25.3	$15.9	$(151.9)	$167.8	110.5

Overview
The Company’s customer demand was stronger during the third fiscal quarter of 2010 compared to both the third quarter 2009 and the sequential second quarter 2010 despite the weak economy. The overall condition of the Company’s primary end markets, U.S. residential home starts and residential remodeling activity, remain weak. These market drivers were estimated to be down 9%2 on a combined basis compared to the third quarter of 2009. The decline in seasonally adjusted home starts to 558,000 compared to 578,000 a year ago is disappointing and is believed to be primarily attributable to the expiration of the home buyer’s tax credit which effectively ended April 30, 2010. Because of the pull forward demand, the housing industry experienced through April, the Company believes the residential building and construction season will slow down sooner than normal. Because of a slow-down in July 2010, the Company believes that the peak of the building season has passed and expects flat sales volumes for the balance of the fiscal year. While underlying demand remains historically weak, the Company continues to demonstrate its ability to outperform the market with an increase in year over year net sales of 37% for the quarter and 48% for the nine months. Quanex continues to not only keep but win new business on the strength of its value proposition and its solid execution. Additionally, the Company’s focus on price realization and vigilant focus on flexing the operation to demand are evident in the financial results and margins. The strong performance at the Aluminum Sheet Products segment contributed $53 million and $151 million of the net sales increase for the quarter and the first nine months of the year, respectively, as the segment experienced exceptionally strong shipments complimented by an increase in average selling prices.
For the nine months ended July 31, 2009, the Company recorded a $182.6 million, non-cash impairment charge, of which $170.7 million relates to goodwill and $11.9 million relates to other acquired intangibles. After recognizing this goodwill impairment charge in fiscal 2009, $25.2 million of goodwill remains on the Company’s balance sheet. For additional details regarding this impairment charge, see Note 3, “Goodwill and Acquired Intangible Assets,” in the Notes to Unaudited Consolidated Financial Statements in this Form 10-Q.

[1]	Exclusive of items shown separately below.

[2]
Calculated using data from external sources: National Association of Home Builders (NAHB) for new home starts and Harvard University’s Joint Center for Housing Studies for repair and remodeling expenditures.

Business Segments
Quanex has two reportable segments: Engineered Products and Aluminum Sheet Products. The Engineered Products segment produces systems, finished products, and components serving the OEM residential window and door industry, while the Aluminum Sheet Products segment produces mill finished and coated aluminum sheet serving the broader residential building products markets and secondary markets such as recreational vehicles and capital equipment. The main market drivers of both segments are residential housing starts and residential remodeling expenditures.
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
Three and Nine Months Ended July 31, 2010 Compared to Three and Nine Months Ended July 31, 2009
Engineered Products

	Three Months Ended				Nine Months Ended
	July 31,				July 31,
	2010	2009	Change	%	2010	2009	Change	%
	(Dollars in millions)
Net sales	$101.7	$93.4	$8.3	8.9	$259.3	$223.4	$35.9	16.1
Cost of sales[1]	74.5	67.7	6.8	10.0	193.1	175.5	17.6	10.0
Selling, general and administrative	9.5	8.4	1.1	13.1	28.5	24.0	4.5	18.8
Impairment of goodwill and intangibles	—	—	—	—	—	162.2	(162.2)	(100.0)
Depreciation and amortization	4.6	5.8	(1.2)	(20.7)	14.7	17.5	(2.8)	(16.0)

Operating income (loss)	$13.1	$11.5	$1.6	13.9	$23.0	$(155.8)	$178.8	114.8

The Company’s Engineered Products business outperformed the blended market again with third quarter and year-to-date sales up 9% and 16%, respectively, from a year ago. Comparatively, the Company’s blended market drivers were estimated to be down 9%2 for the quarter and 8%2 for the year for the combined U.S. residential housing starts and residential remodeling activity. The Engineered Products business experienced healthy growth, especially from remodeling activity, market share gains by customers and the addition of new customers. The growth this quarter further illustrates the logic of the segment’s continued emphasis to gain share in the more active residential remodeling market. The Company continues to keep and win new business on the strength of the value proposition of its highly engineered window and door products. The segment’s sales rose from $84.7 million in the second fiscal quarter of 2010 to $101.7 million in the third fiscal quarter consistent with the traditional rise of the building season. However, the Company believes that it is beginning to see the building and construction market slow sooner this year than is typical.

[1]	Exclusive of items shown separately below.

[2]
Calculated using data from external sources: National Association of Home Builders (NAHB) for new home starts and Harvard University’s Joint Center for Housing Studies for repair and remodeling expenditures.

Net sales less Cost of sales at Engineered Products for the three and nine months ended July 31, 2010 compared to the same period last year have increased by $1.5 million and $18.3 million, respectively. Net sales less Cost of sales as a percent of Net sales for the three and nine months ended July 31, 2010 exceeds the same 2009 periods. Additionally, Net sales less Cost of sales as a percent of Net sales for the third quarter is above the third quarters of 2006, 2007 and 2008 which were periods of significantly higher underlying demand. By right-sizing to demand in 2009, volume gains in fiscal 2010 are having a greater positive impact on margins; additionally, price realization and growth in higher margin products are driving stronger 2010 profits. The Company expects these efforts to continue to benefit margins; however, the Company will continue to monitor its labor situation closely as the early signs of market softening may indicate early margin pressure for the fourth quarter. Also, in the first fiscal quarter of 2010, the Company had hourly labor savings associated with the strike at the segment’s Barbourville, Kentucky facility in mid December 2009 as the then effective labor contract expired without the parties having reached a new agreement. In January 2010, the strike ended upon ratification of a new three-year collective bargaining agreement. The Barbourville facility was able to continue production with the Company’s non-union salary workforce and continued to deliver its products during the strike to meet its customer demands. Since January 2010, the Barbourville plant has experienced some labor inefficiencies as they are recovering from the strike; management will continue to address these inefficiencies in the upcoming months. Impacting the year-to-date results is an expense of $1.0 million recorded in the second quarter of fiscal 2009 related to a warranty reserve increase driven by an increase in a legacy product’s claims experience.
The increase in Selling, general and administrative costs for the year was partially attributable to costs associated with the aforementioned strike in mid December 2009 (partially offset by the direct labor savings in Cost of sales). Variable pay incentives increased in the current quarter and year compared to the same 2009 period corresponding to an increased level of earnings. Additionally, the Company is beginning to incur additional sales and marketing expense associated with the roll out of new products and programs in 2010. This increase was partially offset by cost control efforts put in place in 2009 and the absence of matching contributions to the Quanex Building Products Salaried and Non-Union Employee 401(k) Plan in the first quarter 2010 as that program was suspended as of April 1, 2009. The matching contributions on this 401(k) Plan have since been reinstated effective February 1, 2010.
The fiscal 2009 $162.2 million non-cash impairment charge reflected in the nine months results above represents $11.9 million of impairment on acquired intangible assets and $150.3 million of impairment charge on goodwill. For additional information on the impairment charges see Note 3, “Goodwill and Acquired Intangible Assets,” in the Notes to Unaudited Consolidated Financial Statements in this Form 10-Q. Depreciation and amortization has declined in 2010 compared to 2009 due to the completion of depreciation on assets acquired in an acquisition in a previous year and to a lesser extent for the year due to the aforementioned intangible asset impairment (other than goodwill).
The Company formally announced Project Nexus in February 2010. Project Nexus is the Company’s long-term organic growth program that is focused on connecting its Engineered Products operating divisions: Mikron, Truseal and Homeshield. The Company believes that Project Nexus will drive profitable growth at Engineered Products by furthering the goal of becoming the leading energy efficient expert in the market by offering customers state-of-the-art engineering, design and marketing support. Project Nexus is comprised of the related initiatives to execute this strategy. The sales, marketing and engineering efforts of these three divisions, each of which operated independently in the past, are now collaborating, and the Engineered Products’ sales and marketing individuals are being organized into a single team to utilize their capabilities to expand sales opportunities to the existing Engineered Products customer base. Nexus activities are also focused on capturing more of the regional OEM opportunities. Regional OEMs, a customer base the Company has historically underserved, are believed to comprise about 60% of the market. Engineered Products is also working together to develop products and systems that provide customers with the latest innovations in technology and energy efficiency. The Company is in the early stages of this long-term organic growth initiative but believes that it could have a valuable impact on the long-term growth and profitability of Engineered Products.

Aluminum Sheet Products

	Three Months Ended				Nine Months Ended
	July 31,				July 31,
	2010	2009	Change	%	2010	2009	Change	%
	(Dollars in millions)
Net sales	$127.6	$74.3	$53.3	71.7	$326.2	$175.4	$150.8	86.0
Cost of sales[1]	113.3	67.1	46.2	68.9	292.4	179.7	112.7	62.7
Selling, general and administrative	3.4	1.6	1.8	112.5	7.9	4.8	3.1	64.6
Impairment of goodwill and intangibles	—	—	—	—	—	20.4	(20.4)	(100.0)
Depreciation and amortization	2.0	2.1	(0.1)	(4.8)	6.2	6.8	(0.6)	(8.8)

Operating income (loss)	$8.9	$3.5	$5.4	154.3	$19.7	$(36.3)	$56.0	154.3

Shipped pounds	90.3	65.0	25.3	38.9	234.6	144.6	90.0	62.2
The primary market drivers for the Aluminum Sheet Products segment (Nichols Aluminum) are North American residential new construction and remodeling and transportation markets.
The increase in net sales at the Aluminum Sheet Products segment for the third quarter and first nine months of fiscal 2010 was the result of a 39% and 62%, respectively, increase in shipped pounds during the period compared to the same period of 2009 and to a lesser extent an increase in average selling price per pound of 24% and 15%, respectively. The Aluminum Association reported U.S. demand for the type of aluminum sheet the Company sells up 26% for the quarter and 29% for the year while the segment’s year to date sheet shipments were up 62%. Additionally, shipped pounds during the third quarter and the first nine months of fiscal 2010 were the best since 2006. The business was effectively sold out in the third quarter 2010, and the Company expects a repeat in the fourth quarter. The segment’s ability to outperform the market was due to solid execution at the business, including its continued success in keeping market share gains over the last twelve months coupled with a reduction in overall industry capicity.
Selling, general and administrative costs increased by $1.8 million and $3.1 million for the three and nine months ended July 31, 2010 compared to the same 2009 period. The quarter’s increase is primarily due to a $1.0 million expense associated with the discontinuation of development of a new Microsoft Dynamics AX enterprise resource planning system for the segment and to a lesser extent an increase in variable pay incentives associated with higher level of earnings. The increase in the year-to-date expense is primarily due to a $1.1 million increase in an existing environmental reserve and the aforementioned $1.0 million associated with the system and is due to a lesser extent to increases in variable pay incentives associated with a higher level of earnings. The $20.4 million non-cash impairment charge reflected in the nine months ended July 31, 2009 represents the write-off of all of the segment’s goodwill. For additional information on the environmental reserve see Note 12, “Contingencies” and for goodwill impairment charge see Note 3, “Goodwill and Acquired Intangible Assets”, in the Notes to Unaudited Consolidated Financial Statements in this Form 10-Q. Depreciation and amortization has declined for the nine months ended July 31, 2010 compared to 2009 as 2009 included accelerated depreciation from a premature equipment failure during the 2009 first fiscal quarter.
Operating income increased at the Aluminum Sheet Products segment for the three and nine months ended July 31, 2010, compared to prior year primarily as a result of substantially higher volumes and an increase in spreads (sales price less material costs). Third quarter and first nine months of fiscal 2010 spreads increased by 3% and 21%, respectively, over the same 2009 periods. Spread was down approximately 4% from the second fiscal quarter as a result of ongoing tightness in the aluminum scrap market. In particular, industrial scrap availability remained tight in the quarter due to the reduction in U.S. manufacturing activity. The Company does not expect significant near-term improvements in this availability.

[1]	Exclusive of items shown separately below.

Corporate and Other

	Three Months Ended				Nine Months Ended
	July 31,				July 31,
	2010	2009	Change	%	2010	2009	Change	%
	(Dollars in millions)
Net sales	$(4.1)	$(3.7)	$(0.4)	(10.8)	$(9.5)	$(8.7)	$(0.8)	(9.2)
Cost of sales[1]	(3.0)	(5.8)	2.8	48.3	(6.9)	(15.2)	8.3	54.6
Selling, general and administrative	4.7	4.4	0.3	6.8	16.3	13.9	2.4	17.3
Depreciation and amortization	—	—	—	—	0.1	0.1	—	—

Operating income (loss)	$(5.8)	$(2.3)	$(3.5)	(152.2)	$(19.0)	$(7.5)	$(11.5)	(153.3)

Corporate and other, which are not in the segments mentioned above, include inter-segment eliminations, the consolidated LIFO inventory adjustments (calculated on a combined pool basis), if any, and corporate office expenses. Net sales amounts represent inter-segment eliminations between the Engineered Products segment and the Aluminum Sheet Products segment with an equal and offsetting elimination in Cost of sales. Included in Cost of sales for the three and nine months ended July 31, 2010 was $1.0 million and $2.3 million, respectively, of LIFO expense. The comparative quarter and year-to-date 2009 include $2.3 million and $6.8 million, respectively, of LIFO income related to the estimated year-end LIFO inventory adjustment. LIFO related expense/income is derived from management’s estimate of year-end inventory volume and pricing. Management is currently estimating that aluminum scrap values held by the Company will be higher at October 31, 2010 compared to October 31, 2009. Accordingly, 75% of the projected 2010 year-end LIFO adjustment was recorded during the nine months ended July 31, 2010. Management updates this estimate each quarter in an effort to determine what amount, if any, should be recorded in the period. The actual adjustment is trued-up in the fourth quarter once the year-end volume levels and pricing are known.
Selling, general and administrative costs for the three and nine months ended July 31, 2010 increased by $0.3 million and $2.4 million, respectively. The quarter and year-to date increase is primarily attributable to higher variable pay incentive costs corresponding to the Company’s higher operating earnings and to a lesser extent higher stock-based compensation expense. Stock-based compensation expense has increased as the Company is adding layers of vesting awards with each annual grant since the Company’s Separation; as the Company’s stock option and restricted awards typically have three-year vesting periods, the Company would expect stock-based compensation expense to continue to increase through the Company’s third anniversary of the Separation in April 2011. For the quarter, the impact of the mark-to-market adjustment associated with the deferred compensation plan was a benefit during the third quarter of fiscal 2010 compared to expense in the third quarter of 2009 which partially offset the aforementioned increase in the quarter’s Selling, general and administrative costs. During the third quarter of fiscal 2010, the market value of the investments held by the deferred compensation plan on average declined during the 2010 period compared to an increase in market value during the same 2009 period.
Other items
Other, net typically includes interest income earned on the Company’s cash and equivalents and changes associated with the cash surrender value of life insurance. Other income increased by $1.0 million and $2.2 million during the three and nine months ended July 31, 2010 compared to the respective 2009 periods. The quarter and year-to-date July 2010 results include the recognition of a $0.9 million gain on involuntary conversion of a non-monetary asset related to the May 2009 tornado that struck and damaged the Company’s Mikron facility in Richmond, Kentucky. Additionally, the nine months ended July 31, 2010 includes a $1.3 million bargain purchase gain related to an acquisition during the second fiscal quarter of 2010. In February 2010, the Company completed a small acquisition for approximately $1.6 million in consideration. This operation has been integrated into one of its existing Engineered Products businesses. The acquisition was effected through an asset purchase through a receivership proceeding and no liabilities were assumed. ASC 805 “Business Combinations” requires that a gain be recorded when the fair value of the net assets acquired is greater than the fair value of the consideration transferred. Though uncommon, bargain purchases can occur because of underpayments for the business acquired due to a forced liquidation or distress sale. As such, the Company obtained the assets at a bargain and recognized a gain of approximately $1.3 million in Other, net.

[1]	Exclusive of items shown separately below.

The Company’s estimated annual effective tax rate for the nine months ended July 31, 2010 is 38.6%, compared to the estimated annual effective tax rate benefit of 23.9% for the nine months ended July 31, 2009. The effective tax rate in 2009 is unusually low due to the nondeductible portion of the goodwill impairment charge. For further discussion of the goodwill impairment charge see Note 3, “Goodwill and Acquired Intangible Assets,” in Notes to Unaudited Consolidated Financial Statements in this Form 10-Q.
Outlook
Although the U.S. residential building and construction market has remained historically weak all year, the Company’s two operating segments have turned in solid performances over the same period. Programs like the $8,000 first time homebuyers’ tax credit, which has now expired, and to a lesser extent, the $1,500 tax credit for energy efficient replacement windows, which expires at year-end, were certainly positives for the industry, but created ‘pull forward’ demand. As a result, the Company believes second half 2010 residential building demand will be slower than normal and wind down earlier than usual.
Throughout the year, the Company remained concerned about the ongoing weakness in the U.S. economy and shared that concern with investors, employees and customers. Today, the Company sees little reason for optimism in the coming months. Based on current macroeconomics, the Company believes the residential building and construction market will continue to slow between now and the end of the year. Expressing the slowdown in terms of sales, the Company is now estimating fourth quarter sales at Engineered Products to be flat compared to the sequential third quarter, and in turn tightened its guidance to a range of $32 million to $35 million (from $32 million to $37 million) for its 2010 operating income.
Because of ongoing capacity constraints in the aluminum sheet market, the Company’s guidance for Nichols Aluminum operating income remains unchanged at $27 million. The Company’s guidance for the two business segments excludes estimated corporate expenses of $23 million and any impact from LIFO. Estimates for capital expenditures, and depreciation and amortization, are $18 million and $30 million, respectively.
Liquidity and Capital Resources
The Company’s principal sources of funds are cash on hand, cash flow from operations, and borrowings under its $270.0 million Senior Unsecured Revolving Credit Facility (the Credit Facility). As of July 31, 2010, the Company has a solid liquidity position, comprised of cash and equivalents and adequate availability under the Company’s Credit Facility. The Company has $168.7 million of cash and equivalents, $236.9 million of current availability under the revolving credit facility and minimal debt of $1.9 million as of July 31, 2010. The Company has grown its cash and equivalents balance steadily since its spin-off from Quanex Corporation in April 2008, throughout 2009 and continuing into 2010 from $40.5 million as of April 30, 2008 to $123.5 million as of October 31, 2009 and to $168.7 million at July 31, 2010.
The Company’s excess cash was invested in money market funds throughout most of fiscal year 2008 as well as some commercial paper and auction rate securities preceding the Separation. Beginning in September 2008, the Company’s cash has been invested only in Money Market Funds due to the uncertainty in the financial market. The Company’s current investments are with institutions that the Company believes to be financially sound. The Company intends to remain in highly rated instruments following a prudent investment philosophy. The Company has had no material losses on its cash and marketable securities investments.

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
As of July 31, 2010, the Company had no borrowings under the Credit Facility, and the Company was in compliance with all Credit Facility covenants as seen by the table below:

At July 31, 2010	Required	Actual

Consolidated Interest Coverage Ratio	No less than 3.00 to 1	177.82 to 1

Consolidated Leverage Coverage Ratio	No more than 3.25 to 1	0.12 to 1
Although there were no borrowings on the Credit Facility and only $5.7 million of outstanding letters of credit under the Credit Facility, the aggregate availability under the Credit Facility was limited by the Consolidated Leverage Ratio resulting in an availability of $236.9 million at July 31, 2010. Because the Consolidated Leverage Ratio is based on a rolling twelve months of EBITDA, lower earnings in fiscal 2009 constricted the amount available under the Credit Facility in fiscal 2009. The amount available under the Credit Facility increased from $109.5 million as of October 31, 2009 to $236.9 million at July 31, 2010 as earnings for the first nine months of 2010 exceeded earnings in the first nine months of 2009. To have access to full availability of the $270.0 million Credit Facility, the Company must have a minimum rolling EBITDA of approximately $84 million for the previous four fiscal quarters. Actual rolling EBITDA for the previous four fiscal quarters was $75.6 million as of July 31, 2010. Increased earnings for any future periods could further increase availability under the Credit Facility; conversely, reduced earnings for any future periods could adversely impact the amount available under the Credit Facility in future quarters, absent any pro-forma EBITDA benefit from any potential acquisitions.
The Company believes that it has sufficient funds and adequate financial resources available to meet its anticipated liquidity needs. The Company also believes that cash balances and cash flow from operations will be sufficient in the next twelve months and foreseeable future to finance anticipated working capital requirements, capital expenditures, debt service requirements, environmental expenditures, and dividends. The Company expects to use its cash to fund organic growth opportunities, acquisitions, and when appropriate, repurchase outstanding shares and raise the cash dividend.
The Company’s working capital was $211.6 million on July 31, 2010, which is higher than working capital at October 31, 2009 of $178.5 million. The increase in working capital is being driven by the accumulation of cash from the Company’s conversion of operating profits during the first nine months of 2010. Overall July 31, 2010 conversion capital (accounts receivable plus inventory less accounts payable) of $59.5 million approximates conversion capital as of October 31, 2010. Following the Company’s aggressive measures with its working capital management in 2009 and corresponding $25.9 million decline in conversion capital in 2009, the Company continues its focus on maintaining and monitoring conversion capital. The Company’s net sales have grown by 6% from the month of October 2009 to July 2010, yet conversion capital remained relatively flat during that period; this is tribute to the Company’s focus and execution on tight working capital management.

The following table summarizes the Company’s cash flow results from continuing operations for the nine months ended July 31, 2010 and 2009:

	Nine Months Ended
	July 31,
	2010	2009
	(In millions)
Cash flows from operating activities	$64.2	$33.2
Cash flows from investing activities	$(12.9)	$(11.4)
Cash flows from financing activities	$(6.0)	$11.0
Highlights from the Company’s cash flow results for the nine months ended July 31, 2010 and 2009 are as follows:
Operating Activities — Continuing Operations
The increase of $30.9 million in cash provided by operating activities from continuing operations for the first nine months of fiscal 2010 compared to the same period last year is primarily related to the increase in year over year sales and gross margin from the Company’s Engineered Products businesses as well as increased volumes and spreads at the Company’s Aluminum Sheet business. Partially offsetting this was the substantial decrease in conversion capital during the first nine months of 2009 compared to relatively steady conversion capital levels during the first nine months of 2010; while the Company continues to be focused on its working capital management in 2010, in 2009 the Company’s efforts resulted in such significant improvements in working capital that those improvements are not expected to be matched in 2010 as the business expands. Despite the continued overall weak condition of the Company’s primary end markets, the Company generated cash fow from operating activities of $64.2 million during the nine months ended July 31, 2010. Despite the Company’s belief that the building and construction season will wind down sooner than normal, the Company expects to generate additional operating cash flow during the balance of fiscal 2010. The Company received a federal income tax refund in February 2010 of $11.4 million; this refund will be partially offset in 2010 by the estimated federal tax payments expected in 2010. During fiscal 2009, the Company did not make any estimated federal tax payments. Additionally, the Company contributed approximately $5.3 million to its pension plan during the nine months ended July 31, 2010 in an effort to achieve a 100% funding threshold. This compares to pension contributions of approximately $50 thousand during the nine months ended July 31, 2009 level. The Company does not expect any additional pension contributions for the balance of fiscal 2010.
Investing Activities — Continuing Operations
Cash spending from investing activities from continuing operations increased by $1.5 million during the nine months ended July 31, 2010 compared to the same prior year period primarily related to $1.6 million of cash used for a small acquisition made in February 2010. The acquisition was effected through a receivership proceeding and no liabilities were assumed. The Company continues to evaluate various building products companies as potential acquisitions; however, the Company only anticipates consummating those transactions that can be secured at reasonable valuations. The Company expects 2010 capital expenditures not to exceed $18.0 million. The potential increase in the expected full year spending from prior year levels relates to organic growth initiatives including capital to support new program and product development. At July 31, 2010, the Company had commitments of approximately $4.8 million for the purchase or construction of capital assets. The Company plans to fund these capital expenditures through cash flow from operations.
Repairs are complete related to the tornado that struck and damaged the Company’s Mikron facility in Richmond, Kentucky in May 2009. The Company spent approximately $0.4 million during the first nine months of 2010 which is reflected in capital expenditures on the statement of cash flows; however, the Company’s net overall cash flows from this event was zero as the Company received offsetting insurance proceeds related to the Mikron capital repairs.

Financing Activities — Continuing Operations
The Company used $6.0 million for financing activities from continuing operations during the nine months ended July 31, 2010 compared to receiving $11.0 million in the same prior year period. The change in activity is primarily due to items related to the Separation. In 2009, the Company received $15.4 million from Gerdau representing the fourth and final true-up and relating to distribution taxes pursuant to the terms of the transaction related agreements. The Company does not anticipate any further cash from financing activities related to the Separation.
The Board of Directors approved a stock repurchase program of 1.0 million shares in May 2010. During the three and nine months ended July 31, 2010, the Company purchased 125,000 shares of common stock at a cost of $2.2 million. The Company is continuing to buy shares during the fourth fiscal quarter of 2010. In the first nine months of fiscal 2010 and 2009, the Company paid quarterly dividends of $0.10 per common share and $0.09 per common share, respectively with shares remaining relatively flat. The Company increased its quarterly cash dividend in May 2010 by 33% to $0.04 per share from $0.03 per share.
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
At July 31, 2010, the Company had fixed-rate debt totaling $0.1 million or 8% of total debt, which does not expose the Company to the risk of earnings loss due to changes in market interest rates. The Company and certain of its subsidiaries’ floating-rate obligations totaled $1.8 million, or 92% of total debt at July 31, 2010. Based on the floating-rate obligations outstanding at July 31, 2010, a one percent increase or decrease in the average interest rate would result in a change to pre-tax interest expense of approximately $18 thousand.
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
Nichols Aluminum maintains a balanced metals book position which excludes a normal operational inventory level. This operating inventory level as a matter of practice is not hedged against material price (LME) movements. This practice reflects that over the commodity price cycle, no gain or loss is incurred on this inventory. Through the use of firm price raw material purchase commitments and LME contracts, the Company intends to protect cost of sales from the effects of changing prices of aluminum. To the extent that the raw material costs factored into the firm price sales commitments are matched with firm price raw material purchase commitments, changes in aluminum prices should have no effect. During fiscal 2010 and 2009, the Company primarily relied upon firm price raw material purchase commitments to protect cost of sales tied to firm price sales commitments. At July 31, 2010, there were 52 open LME forward contracts associated with metal exchange derivatives covering notional volumes of 2.9 million pounds with a fair value mark-to-market net gain of approximately $0.4 million. These contracts were not designated as hedging instruments, and any mark-to-market net gain or loss was recorded in cost of sales with the offsetting amount reflected as a current asset or liability on the balance sheet. At October 31, 2009, there were 85 open LME forward contracts associated with metal exchange derivatives covering notional volumes of 5.0 million pounds with a fair value mark-to-market net gain of approximately $0.6 million.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (1934 Act) as of July 31, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2010, the disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
As reported in the third fiscal quarter of 2009, in connection with the transition to SAP (an integrated enterprise resource planning (ERP) system) at the Company’s Mikron Division, the Company implemented certain compensating manual procedures and controls at Mikron to ensure the effectiveness of the Company’s internal control over financial reporting. As the transition to this ERP system is completed, these compensating procedures and controls have been discontinued.
There have been no other changes in internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On May 27, 2010, the Board of Directors approved a stock repurchase program that authorized the repurchase of 1.0 million shares of the Company’s common stock. Set forth below is a table summarizing the program and the repurchase of shares during the quarter ended July 31, 2010:

			(c) Total Number of	(d) Maximum Number of
	(a) Total Number	(b) Average	Shares Purchased as Part	Shares that May Yet Be
	of Shares	Price Paid per	of Publicly Announced	Purchased Under the Plans
Period	Purchased	Share	Plans or Programs (1)	or Programs
May 1, 2010 thru May 31, 2010	—	$—	—	1,000,000

June 1, 2010 thru June 30, 2010	—	$—	—	1,000,000

July 1, 2010 thru July 31, 2010	125,000	$17.35	125,000	875,000

Total	125,000	$17.35	125,000	875,000

(1)	On May 27, 2010, the Board of Directors approved a stock repurchase program of 1.0 million shares. The program does not have a dollar limit or an expiration date.

Item 6. Exhibits

Exhibit
Number	Description of Exhibits

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

QUANEX BUILDING PRODUCTS CORPORATION
/s/ Brent L. Korb
Brent L. Korb
Date: August 30, 2010	Senior Vice President — Finance and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibits

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