Form 10-K
period 2010-10-31
Quanex Building Products CORP
filed 2010-12-20
CIK 1423221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-33913

QUANEX BUILDING PRODUCTS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	26-1561397 (I.R.S. Employer Identification No.)

1900 West Loop South, Suite 1500, Houston, Texas (Address of principal executive offices)	77027 (Zip code)
Registrant’s telephone number, including area code: (713) 961-4600
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange, Inc.
Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of April 30, 2010, computed by reference to the closing price for the Common Stock on the New York Stock Exchange, Inc. on that date, was $709,315,602. Such calculation assumes only the registrant’s current officers and directors were affiliates of the registrant.
At December 14, 2010, there were outstanding 37,862,441 shares of the registrant’s Common Stock, $0.01 par value.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders to be filed with the Commission within 120 days of October 31, 2010 are incorporated herein by reference in Part III of this Annual Report.

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
Quanex is a technological leader in the production of aluminum flat-rolled sheet, extruded vinyl profiles, flexible insulating glass (IG) spacer systems, solar panel sealants, and metal and wood products that primarily serve the North American residential building products markets. The Company uses low-cost production processes, and engineering and metallurgical expertise, to provide customers with specialized products for their specific window and door applications. Quanex believes these capabilities also provide the Company with unique competitive advantages. The Company’s growth strategy is focused on developing its Engineered Products businesses, introducing innovative products and components, and pursuing expansion through organic growth and the acquisition of companies that produce similar products and serve similar building products markets.
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
In accordance with the provisions of ASC Topic 205-20 “Presentation of Financial Statements — Discontinued Operations” (ASC 205-20) effective with the Separation on April 23, 2008, the results of operations, financial position and cash flows related to the vehicular products business and non-building products related corporate items are reported as discontinued operations for all periods presented. There were no assets or liabilities of discontinued operations as of October 31, 2010 or 2009 and no results of operations in 2010 or 2009 related to the Separation. Unless otherwise noted, all disclosures in the notes accompanying the Consolidated Financial Statements reflect only continuing operations.
Business Developments
The Company has grown primarily through the strategic acquisition of residential-related building products businesses that complement its overall product base. The following business developments occurred in the past five years.
In February 2010, the Company bought a facility in Shawano, Wisconsin for manufacturing engineered wood flooring. In January 2010, management committed to a plan to close its start-up facility in China due to the contraction of demand and the Company’s ability to serve the overseas thin film solar panel market from its North American operations. Accordingly, the China assets and liabilities, results of operations and cash flows are reported as discontinued operations for all periods presented.
Quanex Building Products LLC was formed in Delaware on December 12, 2007, by Quanex Corporation to hold substantially all of the building products business of Quanex Corporation and to facilitate the separation of its vehicular products and building products businesses through the spin-off and the Quanex/Gerdau merger.
Manufacturing Processes, Markets, and Product Sales by Business Segment
The Company has 17 manufacturing facilities, including one non-operating facility, in 10 states in the United States. These facilities feature efficient plant design and flexible manufacturing processes, enabling the Company to produce a wide variety of custom engineered products and components for the residential building products markets. The Company is able to maintain minimal levels of finished goods inventories at most locations because it typically manufactures products upon order to customer specifications. Payments for purchases and collections from customers are generally consistent with industry practices which are based on average 30 day terms for Engineered Products and 45 days for Aluminum Sheet Products. The Company believes it maintains lower than industry average working capital levels historically funded through cash flow from operations. The majority of the Company’s products are sold into the building products markets. Residential remodeling activity and housing starts are its primary market drivers.
For financial information regarding each of the Company’s reportable business segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and Note 12 to the Consolidated Financial Statements. For net sales of the Company by major product lines see Note 12 to the Consolidated Financial Statements. For the year ended October 31, 2010, no one customer represented 10% or more of the consolidated net sales of the Company. For the year ended October 31, 2009, one customer, Andersen Corporation, represented $62.7 million or 11% of the consolidated net sales of the Company. For the year ended October 31, 2008, one customer, Associated Materials, Inc., represented $105.8 million or 12% of the consolidated net sales of the Company. Both of the Company’s segments make sales to both Andersen Corporation and Associated Materials, Inc.
Quanex operates in two reportable business segments: Engineered Products and Aluminum Sheet Products.

Engineered Products
The Engineered Products segment is comprised of five fabricated metal components operations, two facilities producing wood fenestration (door and window) components, one facility producing engineered wood flooring, three polyvinyl chloride (vinyl) extrusion facilities, and a flexible IG spacer operation. The segment’s operations produce window and door components for Original Equipment Manufacturers (OEMs) that primarily serve the residential construction and remodeling markets. Products include insulating glass spacer systems, window and patio door screens, aluminum cladding and other roll formed metal window components, door components such as thresholds and astragals, moldings, residential exterior products, vinyl and composite patio door, window profiles and custom window grilles, trim and architectural moldings in a variety of woods, thin film solar panel sealants, and engineered wood flooring.
Engineered Products’ extrusion operations use highly automated production facilities to manufacture vinyl and composite profiles, the framing material used by fenestration OEMs in the assembly of vinyl windows and patio doors. Value-added capabilities include compound blending, window system design, tooling design and fabrication, in-line weatherstrip installation and miter cutting, and co-extrusion of integrated weather-resistant coatings. Metal fabrication operations include roll forming, stamping, and end-product assembly to produce a variety of fenestration products. The IG sealant business uses compound-extrusion and laminating technology to produce highly engineered, butyl-based window spacer products used to separate two or three panes of glass in a window sash to improve its thermal performance. Engineered Products customers’ end-use applications include windows and window components, entry and patio door systems, custom hardwood architectural moldings, and solar panels. Engineered Products key success factors range from design and development expertise to flexible, world class quality manufacturing capability, unique patented products and just-in-time delivery.
Aluminum Sheet Products
The Aluminum Sheet Products segment is comprised of an aluminum mini-mill operation and three stand-alone aluminum sheet cold finishing operations. Aluminum sheet finishing capabilities include reducing reroll (hot-rolled aluminum sheet) coil to specific gauge, annealing, slitting and custom coating. Customer end-use applications of the finished sheet include residential window screens, exterior home trim, fascias, roof edgings, soffits, downspouts and gutters. A secondary market includes transportation (truck trailer, RV and mobile home panels).
The segment’s aluminum mini-mill can produce approximately 360 million annualized finished pounds using an in-line casting process. The mini-mill converts aluminum scrap to reroll through melting, continuous casting, and in-line hot rolling processes. It also has scrap shredding and blending capabilities, as well as two rotary barrel melting furnaces, a delacquering furnace and a dross recovery system that broaden the mini-mill’s use of raw materials, allowing it to utilize a broader range of scrap, while improving raw material yields. Scrap is blended using computerized processes to most economically achieve the desired molten aluminum alloy composition. Management believes its production capabilities result in a significant conversion cost advantage and savings from reduced raw material costs, optimized scrap utilization, reduced unit energy cost and lower labor costs.
For financial information related to each segment, see Note 12 of the Financial Statements contained in this Annual Report on Form 10-K.

Strategy
Management’s vision is to become the leading manufacturer of fenestration systems and components, recognized for innovation, product and process technology, best in class customer service, and excellent returns. Execution of the following strategies will be essential for attainment of this vision:
•
Achieve robust organic growth, both within our current customer base and through new market opportunities with national and regional customers, fueled by unmatched customer service, new product introduction, a systems approach and development of superior product attributes, particularly thermal efficiency, enhanced functionality, weatherability, appearance and best-in-class quality for Engineered Products;

•
Realize improved Aluminum Sheet profitability by furthering our best-in-class processes, including the specialized ability to process low grades of scrap aluminum, while increasing capacity through internal advancements and expanding sales of value added products;

•	Lead the Company’s industry in safety, the reduction of accidents and education of the Company’s work force in safety practices;

•	Offer logistic solutions that provide our customers with just-in-time service that reduces their processing costs;

•
Enhance our profitability through continued efforts to adopt, promulgate and formalize Lean Manufacturing practices within our current businesses and future acquisitions, including eliminating waste, minimizing scrap, optimizing work flow and improving productivity;

•	Attract and retain outstanding leadership and facilitate broad-based employee development through open communication, active feedback, meaningful goal setting and well-designed incentives; and

•	Pursue an active acquisition program to grow the existing fenestration footprint through expansion of components and systems the Company offers and markets it serves.
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
Although the Company has material sole sourcing arrangements, its agreements have clauses that allow for termination. In addition, there are several other qualified suppliers from which the Company could purchase raw materials and supplies.

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
Engineered Products competes against a range of small and midsize metal, vinyl and wood products suppliers and wood molding companies. The Company also competes against IG sealant firms and insulating glass panel wholesalers. IG systems are used in numerous end markets including residential housing, refrigeration appliances and transportation vehicles, but the Company primarily serves the residential housing market. Competition is primarily based on regional presence, custom engineering, product development, quality, service and price. The business also competes with in-house operations of vertically integrated fenestration OEMs. Some of the primary competitors of the Engineered Products business include Royal Group, Veka, Deceuninck, Edgetech, Cardinal Glass Industries, GED Integrated Solutions, Allmetal, and Ritescreen.
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
Sales, Marketing, and Distribution
The Company has sales representatives whose territories essentially cover all of the United States, much of Canada, and to a lesser extent, South America, Europe and Asia. Engineered Products segment sales are primarily to window and door OEMs through a direct sales force, along with the limited use of distributors. In 2010, the segment’s three standalone sales and marketing groups (one group for each of its three divisions) were combined into one unified group, which is tasked with selling and marketing the segment’s complete range of components, products and systems to national and regional OEMs. Aluminum Sheet Products segment sales are to OEM and distribution customers through both direct and indirect sales representatives.
Seasonal Nature of Business
Sales of Engineered Products and Aluminum Sheet Products businesses are seasonal. Winter weather typically reduces homebuilding and home improvement activity. The Company typically experiences its lowest sales during the first half of its fiscal year. Profits tend to be lower in quarters with lower sales because a high percentage of manufacturing overhead and operating expense is due to labor and other costs that are generally semi-variable throughout the year.

Service Marks, Trademarks, Trade Names, and Patents
The Company’s federally registered trademarks or service marks include QUANEX, QUANEX and design, TRUSEAL TECHNOLOGIES, DURASEAL, DURALITE, SOLARGAIN EDGE TAPE, ENVIROSEALED WINDOWS, EDGETHERM, COLONIAL CRAFT, MIKRON, MIKRONWOOD, MIKRONBLEND, MIKRON BLEND and design, ENERGYCORE, FUSION INSULATED SYSTEM, AIRCELL, SUPERCOAT, SUPERCAP, STYLELOCK, STYLELOCK and design, K2 MIKRON and design, HOMESHIELD, HOMESHIELD and design, and STORM SEAL. The trade name Nichols Aluminum is used in connection with the sale of our aluminum mill sheet products. The HOMESHIELD, COLONIAL CRAFT, TRUSEAL TECHNOLOGIES, MIKRON and QUANEX word and design marks and associated trade names are considered valuable in the conduct of business. The Company’s business generally does not depend upon patent protection, but patents obtained at its vinyl extrusion, fabricated metal component operations and window sealant business units remain critical in providing a competitive advantage over other building products manufacturers. The Company’s vinyl extrusion business unit obtains patent protection for various dies and other tooling created in connection with its production of customer-specific designs and extrusions. The Company’s fabricated metal components business obtains patent protection for its thresholds, which gives it an advantage in the threshold markets. The Company’s window sealant business unit relies on patents to protect the design of several of its window spacer products. Although the Company holds numerous patents, the proprietary process technology that has been developed is also the source of considerable competitive advantage.
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
Environmental and Employee Safety Matters
The Company is subject to extensive laws and regulations concerning the discharge of materials into the environment, the remediation of chemical contamination and worker safety. To satisfy such requirements, the Company must make capital and other expenditures on an ongoing basis. The cost of environmental matters and worker safety has not had a material adverse effect on the Company’s operations or financial condition in the past, and management is not currently aware of any existing conditions that it believes are likely to have a material adverse effect on its operations, financial condition, or cash flows.
Worker Safety
The Company for many years has maintained effective compliance policies that have helped to minimize liabilities and other financial impacts related to worker safety and environmental issues. These policies include extensive employee training and education, as well as internal policies embodied in the Company’s Code of Conduct and elsewhere. The Company plans to continue these policies in the future, and believes that they are a vital component of the Company’s continued high performance. Based on experience to date, the Company does not believe that there will be any material adverse effect on its operations, financial condition, or cash flows as a result of maintaining these policies in the future.
Remediation
Under applicable state and federal laws, the Company may be responsible for, among other things, all or part of the costs required to remove or remediate wastes or hazardous substances at locations it has owned or operated at any time. The Company currently is engaged in environmental remediation activities at one of its plant sites.

From time to time, the Company also has been alleged to be liable for all or part of the costs incurred to clean up third-party sites where it is alleged to have arranged for disposal of hazardous substances. At present, the Company is not involved in any such matters.
The total associated environmental reserve and corresponding recovery as of October 31, 2010 and October 31, 2009 were as follows:

	October 31,
	2010	2009
	(In thousands)

Current(1)	$1,564	$1,485
Non-current	12,027	1,767

Total environmental reserves	$13,591	$3,252

Receivable for recovery of remediation costs(2)	$12,747	$3,437

Approximately $1.4 million of the October 31, 2010 reserve represents administrative costs; the balance represents estimated costs for investigation, studies, cleanup, and treatment. The reserve has not been discounted. As discussed below, an associated $12.7 million and $3.4 million undiscounted recovery from indemnitors of remediation costs at one plant site is recorded as of October 31, 2010 and October 31, 2009, respectively. The increase in the environmental reserve during the year ended October 31, 2010 is primarily due to revisions in remediation plans.
The Company’s Nichols Aluminum-Alabama, LLC (NAA) subsidiary operates a plant in Decatur, Alabama that is subject to an Alabama Hazardous Wastes Management and Minimization Act Post-Closure Permit. Among other things, the permit requires NAA to remediate, as directed by the state, historical environmental releases of wastes and waste constituents. Consistent with the permit, NAA has undertaken various studies of site conditions, and during the first quarter of 2006, started a phased program to treat in-place free product petroleum that had been released underneath the plant. During the second quarter 2010, NAA submitted to the state the first component of its proposed workplan for implementing a site-wide remedy; the full workplan was submitted to the state during the third quarter 2010. Based on its current plans, which remain subject to revision and to state approval, the Company’s remediation reserve at NAA’s Decatur plant is $13.6 million. NAA was acquired through a stock purchase in which the sellers agreed to indemnify Quanex and NAA for identified environmental matters related to the business and based on conditions initially created or events initially occurring prior to the acquisition. Environmental conditions are presumed to relate to the period prior to the acquisition unless proved to relate to releases occurring entirely after closing. The limit on indemnification is $21.5 million excluding legal fees. While the Company’s current estimates indicate it will not reach the limit, changing circumstances could result in additional costs or expense that are not foreseen at this time. In accordance with the indemnification, the indemnitors paid the first $1.5 million of response costs and have been paying 90% of ongoing costs. Based on its experience to date, its estimated cleanup costs going forward, and costs incurred to date as of October 31, 2010, the Company expects to recover from the sellers’ shareholders an additional $12.7 million. Of that, $12.2 million is recorded in Other assets on the Consolidated Balance Sheets, and the balance is reflected in Accounts receivable on the Consolidated Balance Sheets.

(1)	Reported in Accrued liabilities on the Consolidated Balance Sheets

(2)	Reported in Accounts receivable and Other assets on the Consolidated Balance Sheets

The Company’s final remediation costs and the timing of those expenditures will depend upon such factors as the nature and extent of contamination, the cleanup technologies employed, the effectiveness of the cleanup measures that are employed, and regulatory concurrences. While actual remediation costs, therefore, may be more or less than amounts accrued, the Company believes it has established adequate reserves for all probable and reasonably estimable remediation liabilities. It is not possible at this point to reasonably estimate the amount of any obligation for remediation in excess of current accruals because of uncertainties as to the extent of environmental impact, cleanup technologies, and concurrence of governmental authorities. The Company currently expects to pay the accrued remediation reserve through at least fiscal 2034, although some of the same factors discussed earlier could accelerate or extend the timing.
Compliance
Quanex incurred expenses of approximately $1.4 million during fiscal 2010 in order to comply with existing environmental regulations. This compares to $1.1 million of expense incurred during fiscal 2009. For fiscal 2011, the Company estimates expenses at its facilities will be approximately $1.2 million for continuing environmental compliance. There were no material capital expenditures for environmental matters during fiscal 2010 or 2009 and no material environmental capital expenditure is planned for fiscal 2011. Future expenditures relating to environmental matters will depend upon the application to the Company and its facilities of future regulations and government decisions. The Company will continue to have expenditures beyond fiscal 2011 in connection with environmental matters, including control of air emissions, control of water discharges and plant decommissioning costs. It is not possible at this time to reasonably estimate the amount of those expenditures, except as discussed above, due to uncertainties about emission levels, control technologies, the positions of governmental authorities and the application of requirements to the Company. Based upon its experience to date, the Company does not believe that its compliance with environmental requirements will have a material adverse effect on its operations, financial condition, or cash flows.
Employees
The Company had 2,109 employees at October 31, 2010. Of the total employed, approximately 28% are covered by collective bargaining agreements. Following is a table of collective bargaining agreements currently in place:

			Covered
			Employees
Facility	Expires	Union	at 10/31/10

Nichols Aluminum—Alabama	May 2011	United Steelworkers of America	85

Nichols Aluminum—Davenport/Casting	Nov. 2011	International Brotherhood of Teamsters	254

Truseal Technologies	Dec. 2012	United Steelworkers of America	169

Nichols Aluminum—Lincolnshire	Jan. 2013	International Association of Machinists and Aerospace Workers	90
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
Hotline
Accounting Issues:
Persons who have questions or concerns regarding potential questionable accounting, internal accounting controls or auditing matters may submit them to the Senior Vice President — Finance & Chief Financial Officer at the Company’s principal address or hotline@quanex.com. The Audit Committee will be informed of the call and the Company’s response.
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
Reporting Potential Illegal or Unethical Behavior:
Employees, officers and directors who suspect or know of violations of the Company Code of Business Conduct and Ethics, or illegal or unethical business or workplace conduct by employees, officers or directors, have an obligation to report it. If the individuals to whom such information is conveyed are not responsive, or if there is reason to believe that reporting to such individuals is inappropriate in particular cases, then the employee, officer or director may contact the Chief Compliance Officer, Chief Financial Officer, Director of Internal Audit, or any corporate officer in person, by telephone, letter to the Company’s principal address or e-mail below. Quanex Building Products also encourages persons who are not affiliated with the Company to report any suspected illegal or unethical behavior. The Audit and Nominating & Corporate Governance Committees will be informed.

1)	In Person or By Letter
Quanex Building Products Corporation
1900 West Loop South, Suite 1500
Houston, Texas 77027

2)	By Telephone
	Direct Telephone	(713) 877-5349
	Toll Free Telephone	(800) 231-8176
	Toll Free HOTLINE	(888) 704-8222

3)	By E-Mail
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
Worldwide economic conditions and credit tightening could have a material adverse affect on the Company.
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
The Company’s business is generally cyclical in nature. Fewer housing starts, reduced remodeling expenditures or weaknesses in the economy could significantly reduce revenue, net earnings and cash flow.
Demand for the Company’s products is cyclical in nature and sensitive to general economic conditions. The Company’s business supports cyclical industries, the building and construction industries.
The primary drivers of the Company’s business are housing starts and remodeling activities. The building and construction industry is cyclical and seasonal, and product demand is based on numerous factors such as interest rates, general economic conditions, consumer confidence and other factors beyond the Company’s control. Declines in housing starts and remodeling activities due to such factors could have a material adverse effect on the Company’s business, results of operations and financial condition. The downturn in the housing market has had an adverse effect on the operating results of the Company’s building products business. Further deterioration or prolonged depressed states in industry conditions or in the broader economic conditions of the markets where the Company operates could further decrease demand and pricing for its products and have additional adverse effects on its operations and financial results.
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
If the Company’s information technology systems fail, or if the Company experiences an interruption in their operation, then the Company’s business, financial condition and results of operations could be materially adversely affected.
The efficient operation of the Company’s business is dependent on its information technology systems. The Company relies on those systems generally to manage the day-to-day operation of its business, manage relationships with its customers, fulfill customer orders, and maintain its financial and accounting records. In fiscal 2011, the Company is launching a multi-year, company-wide program to transform certain business processes, including the transition to a single enterprise resource planning (ERP) software system to perform various functions. The new system is expected to improve access to and consistency of information, enable standardization of business activities, help deliver business process improvements and support business growth. The implementation of an ERP system entails certain risks, including difficulties with changes in business processes that could disrupt the Company’s operations, such as its ability to process orders and timely ship products, project inventory requirements, provide services and customer support, send invoices and track payments, fulfill contractual obligations, and aggregate financial and operational data. The ERP implementation project will likely consume, significant business resources, including personnel and financial resources. The failure of the Company’s information technology systems, its inability to successfully maintain, enhance and/or replace our information technology systems, or any compromise of the integrity or security of the data that is generated from information technology systems, could adversely affect the Company’s results of operations, disrupt business and make the Company unable, or severely limit the Company’s ability, to respond to customer demands. In addition, the Company’s information technology systems are vulnerable to damage or interruption from:
•	earthquake, fire, flood and other natural disasters;
•	employee or other theft;
•	attacks by computer viruses or hackers;
•	power outages; and
•	computer systems, internet, telecommunications or data network failure.
Any interruption of the Company’s information technology systems could result in decreased revenue, increased expenses, increased capital expenditures, customer dissatisfaction and potential lawsuits, any of which could have a material adverse effect on the Company’s results of operations or financial condition.

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
Manufacturing activity in the United States has been on the decline. One of the reasons for this decline is the migration by U.S. manufacturers to other regions of the world that offer lower cost labor forces. The combined effect is that U.S. manufacturers can reduce product costs by manufacturing and assembling in other regions of the world and then importing those products to the United States. Some of the Company’s customers have shifted production to other regions of the world and there can be no assurance that this trend will not continue. The Company may lose customers and revenues if its customers locate in areas that the Company chooses not to serve or cannot economically serve.
If the Company’s relationship with its employees were to deteriorate, the Company could be faced with labor shortages, disruptions or stoppages, which could shut down certain of its operations, reducing revenue, net earnings, and cash flows.
The Company’s operations rely heavily on its employees, and any labor shortage, disruption or stoppage caused by poor relations with its employees and/or renegotiation of labor contracts could shut down certain of its operations. Approximately 28% of the Company’s employees are covered by collective bargaining agreements which expire between 2011 and 2013. It is possible that the Company could become subject to additional work rules imposed by agreements with labor unions, or that work stoppages or other labor disturbances could occur in the future, any of which could impact financial results. Similarly, any failure to negotiate a new labor agreement when required might result in a work stoppage that could reduce the Company’s operating margins and income.

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
The turmoil affecting the banking system and financial markets during the prior years has resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency and equity markets. There is no assurance that the Company’s lenders will provide any future funding under the credit facility. If the Company’s lenders were unable or unwilling to fulfill their lending commitment, the Company would be required to seek alternative funding sources in order to conduct operations. Alternative funding could result in higher interest rates. However, there can be no assurance that alternative financial resources will be available promptly, on favorable terms or at all. Failure to obtain necessary funding could adversely affect the Company’s short-term liquidity and ability to make investment in research and development to fund new product initiatives, continue to upgrade process technology and manufacturing capabilities, and actively seek out potential acquisition candidates and could adversely affect our business, financial condition and operating results.

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
The Company may not have the right infrastructure (people, systems, and processes) in place to achieve its growth initiatives.
If the Company does not effectively develop and implement its organic growth strategies, or if there are delays or difficulties in enhancing business processes, it may not realize anticipated productivity improvements or cost efficiencies, and may experience operational difficulties, increased costs, manufacturing interruptions or delays, quality issues, increased product time-to-market, and/or inefficient allocation of human resources, any or all of which could materially and adversely affect the Company’s business, financial condition and results of operations.
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

Location	Principal Products

Engineered Products Segment
Rice Lake, Wisconsin	Fenestration products
Chatsworth, Illinois	Fenestration products
The Dalles, Oregon Leased (expires 2017)	Fenestration products(1)
Richmond, Indiana	Fenestration products
Solon, Ohio Leased (expires 2017)	Flexible spacer and adhesive research & sales
Barbourville, Kentucky	Flexible spacer/solar adhesives
Luck, Wisconsin	Fenestration products
Richmond, Kentucky	Vinyl and composite extrusions
Winnebago, Illinois	Vinyl extrusions
Mounds View, Minnesota Leased (expires 2016)	Fenestration products
Kent, Washington Leased (leases expiring 2011 and 2015)	Vinyl and composite extrusions
Dubuque, Iowa Leased (expires 2012)	Fenestration products
Shawano, Wisconsin Leased (expires 2015)	Fenestration products

Aluminum Sheet Products Segment
Lincolnshire, Illinois	Aluminum sheet finishing
Davenport, Iowa	Aluminum sheet and finishing (two plants)
Decatur, Alabama Owned and leased (expires 2018)	Aluminum sheet finishing

Executive Offices
Houston, Texas Leased (expires 2015)	Corporate Office
The Company believes that its properties are generally in good condition, are well maintained, and are generally suitable and adequate to carry on the Company’s business. In fiscal 2010, the Company’s facilities operated at approximately 60% of capacity.

Item 3.	Legal Proceedings
The Company believes there are no material legal proceedings to which Quanex, its subsidiaries, or their property is subject. For discussion of environmental issues, see Item 1 of this Form 10-K, Note 16 to the Consolidated Financial Statements, located in Item 8 of this Form 10-K.

(1)	During first quarter of fiscal 2011, management committed to a plan to close The Dalles facility.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Quanex Building Products’ common stock, $0.01 par value, is traded on the New York Stock Exchange, under the ticker symbol NX. The following tables present the quarterly common stock cash dividends and the high and low closing prices for the Company’s common stock during each fiscal quarter within the two most recent fiscal years.
Quarterly Common Stock Cash Dividends

Paid for the Quarter Ended	2010	2009

January	$0.03	$0.03
April	0.03	0.03
July	0.04	0.03
October	0.04	0.03

Total	$0.14	$0.12

Quarterly Common Stock Sales Price (High & Low Sales Price)

Quarter Ended	2010	2009

January	$18.36	$10.42
	14.22	6.40
April	19.82	11.00
	14.61	5.13
July	21.19	12.65
	16.13	8.92
October	18.65	16.73
	14.50	11.60
The terms of Quanex’s revolving credit agreement do not specifically limit the total amount of dividends or other distributions to its shareholders. Dividends and other distributions are permitted so long as after giving effect to such dividend or stock repurchase, there is no event of default.
There were approximately 4,199 holders of Quanex Building Product’s common stock (excluding individual participants in securities positions listings) on record as of December 14, 2010.

The following graph compares the performance of the Company’s common stock to the performance of the Standard & Poor’s 500 Index (S&P 500), the Russell 2000 Index, and the Company’s peer group.
INDEXED RETURNS
Quarters Ending

	Base
	Period
Company / Index	4/23/08	4/30/08	7/31/08	10/31/08	1/31/09	4/30/09	7/31/09	10/31/09	1/31/10	4/30/10	7/31/10	10/31/10
Quanex	100	113.18	102.74	61.23	56.93	69.01	80.26	100.59	108.96	128.98	119.69	122.90
S&P 500 Index	100	100.41	92.35	71.01	61.00	64.95	73.92	77.97	81.21	90.18	84.15	90.85
Russell 2000 Index	100	101.17	101.28	76.49	63.42	70.07	80.29	81.43	87.41	104.37	95.09	102.73
Peer Group	100	103.65	87.45	69.35	58.66	74.07	87.49	80.06	86.32	114.88	86.83	84.49
Quanex Building Products Corporation was initially listed and began trading on the New York Stock Exchange on April 24, 2008. The graph assumes $100 invested on April 23, 2008 in Quanex Building Products Corporation common stock, in the S&P 500, Russell 2000 Index and in the Industry Peer Group. The companies included in the Industry Peer Group are: American Woodmark Corp, Apogee Enterprises Inc, Builders Firstsource, Drew Industries Inc, Eagle Materials Inc, Gibraltar Industries Inc, Griffon Corp, Louisiana-Pacific Corp, Simpson Manufacturing Inc, Trex Co Inc, and Universal Forest Prods Inc.

Equity Compensation Plan Information
The following table summarizes as of October 31, 2010 certain information regarding equity compensation to the Company’s employees, officers, directors and other persons under equity compensation plans.
Equity Compensation Plan Information

Number of securities
	Number of securities		remaining available for future
	to be issued upon	Weighted-average	issuance under equity
	exercise of outstanding	exercise price of	compensation plans (excluding
	options, warrants and	outstanding options,	securities reflected in
Plan Category	rights	warrants and rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,724,301	$13.24	741,776
Issuer Purchases of Equity Securities
On May 27, 2010, the Board of Directors approved a stock repurchase program that authorized the repurchase of 1.0 million shares of the Company’s common stock. Set forth below is a table summarizing the program and the repurchase of shares during the quarter ended October 31, 2010.

			(c) Total Number	(d) Maximum
			of Shares	Number of
			Purchased as	Shares that
	(a) Total		Part of Publicly	May Yet Be
	Number of		Announced	Purchased
	Shares	(b) Average Price	Plans or	Under the Plans
Period	Purchased	Paid per Share	Programs(1)	or Programs

August 1, 2010 thru August 31, 2010	125,000	$16.84	125,000	750,000

September 1, 2010 thru September 30, 2010	—	—	—	750,000

October 1, 2010 thru October 31, 2010	—	—	—	750,000

Total	125,000	$16.84	125,000	750,000

(1)	On May 27, 2010, the Board of Directors approved a stock repurchase program of 1.0 million shares. The program does not have a dollar limit or an expiration date.

Item 6.	Selected Financial Data
The following selected consolidated financial data for the years ended October 31, 2006 through October 31, 2010 is derived from the Company’s audited Consolidated Financial Statements. All periods have been adjusted on a retroactive basis to give effect for the Separation as well as the Company’s March 2006 three-for-two stock split in the form of a stock dividend. Unless otherwise noted, all information in the table below reflects only continuing operations. The data set forth should be read in conjunction with the Company’s Consolidated Financial Statements and accompanying notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K. The historical information is not necessarily indicative of the results to be expected in the future.

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
Conversion capital: Accounts receivable plus inventory less accounts payable.
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

Selected Financial Data 2006 — 2010

	Fiscal years ended October 31,
	2010(1) (2)	2009(1)	2008(1)	2007(1)	2006(1)
	(In thousands, except per share data and employees)

Selected Operating Results Data:
Net sales	$798,314	$585,010	$868,933	$963,974	$1,043,773
Operating income (loss)(3)	37,297	(179,098)	21,100	88,169	104,764
Income (loss) from continuing operations	24,201	(136,079)	15,993	57,131	64,956
Percent of net sales	3.0%	(23.3)%	1.8%	5.9%	6.2%
Income (loss) from discontinued operations, net of tax(3)	(1,103)	(1,012)	5,586	77,491	95,227
Net income (loss) (3)	$23,098	$(137,091)	$21,579	$134,622	$160,183

Diluted Earnings Per Share Data:
Income (loss) from continuing operations	$0.64	$(3.64)	$0.42	$1.45	$1.64
Net income (loss)	$0.61	$(3.67)	$0.56	$3.41	$4.08

Cash dividends declared(4)	$0.1400	$0.1200	$0.3400	$0.5600	$0.4833

Financial Position—Year End:
Total assets, including discontinued operations(5)	$591,250	$543,600	$680,847	$1,334,822	$1,202,152
Asset turnover (continuing)	1.4	1.0	1.4	1.6	1.7
Conversion capital	61,221	59,676	85,547	65,484	65,264
Working capital (continuing)	223,401	178,320	130,882	38,438	37,457
Current ratio (continuing)	2.9 to 1	2.8 to 1	2.1 to 1	1.4 to 1	1.3 to 1

Total debt	$1,943	$2,266	$2,551	$4,015	$6,736
Stockholders’ equity	441,432	422,526	547,828	883,149	758,515

Total capitalization	$443,375	$424,792	$550,379	$887,164	$765,251

Depreciation and amortization	28,214	32,453	35,068	37,991	36,999
Capital expenditures, net	14,720	15,696	15,020	15,904	27,072

Other Data:
Continuing return on investment—percent	5.6%	(27.8)%	2.3%	7.0%	9.2%
Continuing return on common stockholders’ equity—percent	5.6%	(28.0)%	2.2%	7.0%	9.2%
Average number of employees	1,947	1,961	2,373	2,744	3,084
Net sales per average employee	$410	$298	$366	$351	$338

(1)
In January 2010, management committed to a plan to close its start-up facility in China due to the contraction of demand and the Company’s ability to serve the overseas thin film solar panel market from its North American operations. During the second quarter of 2008, the Company spun off Quanex Corporation’s Building Products business immediately followed by the merger of Quanex Corporation (consisting primarily of the Vehicular Products business and all non-Building Products related corporate accounts) with a wholly-owned subsidiary of Gerdau. Accordingly, the assets and liabilities of the start-up facility in China, the Vehicular Products business and all non-Building Products related corporate accounts are reported as discontinued operations in the Consolidated Balance Sheets for all periods presented, and their operating results are reported as discontinued operations in the Consolidated Statements of Income for all periods presented (see Note 3 in Item 8).

(2)
In February 2010, the Company completed a small acquisition which was effected through an asset purchase through a receivership proceeding and no liabilities were assumed. Accordingly, the estimated fair value of assets acquired in the acquisition and the results of operations are included in the Company’s Consolidated Financial Statements as of the effective date of the acquisition.

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

(5)	Total assets include assets of discontinued operations of $0.5 million, $1.8 million, $1.4 million, $742.3 million, and $582.1 million at October 31, 2010, 2009, 2008, 2007, and 2006, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
About Third-Party Information
In this report, the Company relies on and refers to information regarding industry data obtained from market research, publicly available information, industry publications, U.S. government sources and other third parties. Although the Company believes the information is reliable, it cannot guarantee the accuracy or completeness of the information and have not independently verified it.

Separation / Merger and Discontinued Operations
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
In accordance with the provisions of ASC Topic 205-20 “Presentation of Financial Statements — Discontinued Operations” (ASC 205-20), effective with the closing of the Separation on April 23, 2008, the results of operations and cash flows related to the Company’s vehicular products and non-building products related corporate items are reported as discontinued operations for all periods presented. There were no assets or liabilities of discontinued operations as of October 31, 2010 or 2009 related to the Separation. In January 2010, management committed to a plan to close its start-up facility in China due to the contraction of demand and the Company’s ability to serve the overseas thin film solar panel market from its North American operations. Unless otherwise noted, all disclosures in the notes accompanying the Consolidated Financial Statements as well as all discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect only continuing operations.
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

Results of Operations
Summary Information as % of Sales

	Years Ended October 31,(1)
	2010		2009		2008
	Dollar	% of	Dollar	% of	Dollar	% of
	Amount	Sales	Amount	Sales	Amount	Sales
			(Dollars in millions)

Net sales	$798.3	100%	$585.0	100%	$868.9	100%
Cost of sales(2)	660.8	83	489.2	84	717.3	83
Selling, general and administrative	72.0	9	59.8	10	95.4	11
Impairment of goodwill and intangibles	—	—	182.6	31	—	—
Depreciation and amortization	28.2	4	32.5	6	35.1	4

Operating income (loss)	37.3	4	(179.1)	(31)	21.1	2

Interest expense	(0.4)	—	(0.5)	—	(0.5)	—
Other, net	2.6	—	0.4	—	5.2	1
Income tax (expense) benefit	(15.3)	(2)	43.1	8	(9.8)	(1)

Income from continuing operations	$24.2	2%	$(136.1)	(23)%	$16.0	2%

(1)	All periods presented exclude the operations of Truseal China, the vehicular products business and all non-building products related corporate accounts which are included in discontinued operations.

(2)	Exclusive of items shown separately below.
Overview
The company’s 2010 sales and operating income were substantially better than corresponding 2009 results despite the weak economy and essentially flat end markets. In fiscal 2009, the Company continued to experience downward trends in its primary end markets, residential remodeling activity and housing starts, resulting in a decline in sales and overall operating income compared to 2008. Housing starts have declined significantly in recent years from record highs in fiscal 2005 of over 2.0 million to 1.9 million in 2006, 1.4 million in 2007, 1.0 million in 2008 and 0.6 million in fiscal 2009 and fiscal 2010. These market drivers were down approximately 17%3 in fiscal 2009 compared to 2008 and were essentially flat at an estimated 0.7%3 increase on a combined basis in fiscal 2010 compared to 2009. While the condition of the Company’s primary end markets remain historically weak, the Company continues to demonstrate an ability to outperform the market by developing new products, securing price realization, and from the benefits of longstanding relationships with leading customers who the Company believes continued to grow share. Additionally, the Aluminum Sheet Products business benefited in 2010 from inventory re-building, industry capacity reductions and market share gains in 2010 following a weak 2009. All of these factors, coupled with a continuous focus on controllable internal factors and the financial position of the Company, resulted in the Company not only performing relatively well in difficult times, but positioning it to gain additional market share even as end market conditions remain difficult.

[3]
Calculated using data from external sources: National Association of Home Builders (NAHB) for new home starts and Harvard University’s Joint Center for Housing Studies for repair and remodeling expenditures.

End market conditions in the first half of fiscal year 2009 were extremely difficult, driven by the collapse of the housing market along with a collapse of aluminum prices to an inflation adjusted record low. With markets still depressed, the Company saw a sales improvement in the second half of 2009 due to a better than expected seasonal pickup in the building season. Despite the difficult economic challenges in 2009 and its resulting pressure on sales volume, Quanex produced respectable cash generation in 2009, the result of significant improvements in working capital, a focus on cost controls, lean initiatives and price realization. In 2010, each quarter’s sales were higher than the comparative 2009 quarter. The Company’s net sales increased by $213 million or 37% in fiscal 2010 compared to fiscal 2009. Quanex continued to not only keep, but win new business on the strength of its value proposition and solid execution. Additionally, the Company’s focus on price realization and vigilant focus on flexing the operations to demand are evident in its financial results and margins. The strong performance at the Aluminum Sheet Products segment contributed $176 million to the net sales increase for the year as the segment experienced exceptionally strong shipments complimented by an increase in average selling prices.
The Company believes that consumer demand for more energy efficient products and its ability to provide innovative window and door systems, in addition to stand-alone components, along with its new sales and marketing efforts will help fuel its organic growth. The Company works closely with customers in all phases of product development, which is critical to increasing revenue and a significant factor for its success in this otherwise difficult period. Efforts are also ongoing to increase business in the repair and remodel segment of the residential market. Demographics for long-term housing demand in the United States remain favorable when factoring the projected population increase and continuing immigration. Quanex began cross-selling initiatives in 2009 that combine the best design, engineering and marketing talent within Engineered Products and announced Project Nexus in 2010. The Company believes that taking a more disciplined approach to the way it seeks new business opportunities will make it a more successful company and a stronger competitor by offering a broader range of customers a more robust slate of systems, products and services. The Company is elevating its programs to develop more energy efficient products and introduced a product (EnergyCore) that it believes is the most energy efficient window system on the market. These programs and initiatives coupled with an eventual return to a more normal housing market will benefit the segment over the long-term.
In addition to the negative market impact on the Company’s net sales and operating income, the Company incurred impairments of its goodwill, and to a lesser extent, its other intangible assets in fiscal 2009 of $182.6 million. For additional information on the impairment charges see Note 4, “Goodwill and Acquired Intangible Assets,” in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K. In fiscal 2008, transaction and other non-cash Separation expenses negatively impacted the Company’s Selling, general and administrative expense and the resulting overall operating income by $26.5 million. Partially offsetting this in fiscal 2008 was the recognition of $4.0 million in Other, net for the receipt of merger proceeds by the Company’s Rabbi trust.
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
Quanex has two reportable segments: Engineered Products and Aluminum Sheet Products. The Engineered Products segment produces systems, finished products, and components serving the OEM residential window and door industry, while the Aluminum Sheet Products segment produces mill finished and coated aluminum sheet serving the broader residential building products markets and secondary markets such as recreational vehicles. The primary market drivers of both segments are residential remodeling activity and housing starts.

For financial reporting purposes, three of the Company’s four operating segments, Homeshield, Truseal and Mikron, have been aggregated into the Engineered Products reportable segment. The remaining operating segment, Nichols Aluminum (Aluminum Sheet Products), is reported as a separate reportable segment. Corporate & Other is comprised of corporate office expenses and certain inter-division eliminations. The sale of products between segments is recognized at market prices. The financial performance of the operations is based upon operating income. The segments follow the accounting principles described in the Summary of Significant Accounting Principles, see Item 8, Note 1. The two reportable segments value inventory on a FIFO or weighted-average basis while the LIFO reserve relating to those operations accounted for under the LIFO method of inventory valuation is computed on a consolidated basis in a single pool and treated as a corporate item.
Engineered Products — Three Years Ended October 31, 2010
The following table sets forth selected operating data for the Engineered Products segment:

	Years Ended October 31,			% Change
	(Dollars in millions)
				2010 vs.	2009 vs.
	2010	2009	2008	2009	2008
Net sales	$361.1	$323.3	$407.9	11.7%	(20.7)%
Cost of sales(1)	267.7	244.6	312.8	9.4	(21.8)
Selling, general and administrative	39.3	33.6	39.0	17.0	(13.8)
Impairment of goodwill and intangibles	—	162.2	—	(100.0)	100.0
Depreciation and amortization	19.8	23.4	26.1	(15.4)	(10.3)

Operating income (loss)	$34.3	$(140.5)	$30.0	**	**
Operating income (loss) margin	9.5%	(43.5)%	7.4%
The primary market drivers for the Engineered Products segment are North America residential remodeling activity (approx. 60% of sales) and housing starts (approx. 40% of sales). The Company’s Engineered Products business outperformed the blended market in fiscal 2010 with net sales up 12% in 2010. Comparatively, the Company’s blended market drivers were essentially flat at an estimated 0.7%(2) increase on a combined basis in fiscal 2010 compared to 2009. The Engineered Products business experienced healthy growth, especially from remodeling activity, market share gains by customers and new products. The growth this year further illustrates the logic of the segment’s continued emphasis to gain share in the more active residential remodeling market. The Company continues to keep and win new business on the strength of the value proposition of its highly engineered window and door products. The Company believes that programs like the expired $8,000 first time homebuyers’ tax credit, the $1,500 tax credit for energy efficient windows, which expires at the end of December 2010, and customer restocking in the first half of the year benefited results in 2010. As anticipated by the Company, its demand slowed mid-way through 2010, which reflected the residential building and construction market peaking earlier in 2010 than is typical.
The 21% decline in net sales at the Engineered Products segment in fiscal 2009 compared to 2008 is due to reduced volumes attributable to the fall off of housing starts and lower remodeling and repair expenditures. Partially offsetting the impact of the market fall off was targeted price increases that took effect across the segment in late 2008 and 2009 and the continued growth of new products and programs. Additionally, the Company believes that the steady demand it saw during the fiscal fourth quarter of 2009 indicated that its customers continued to find success gaining share in the residential remodeling and replacement market, driven in part by the $1,500 tax credit for purchasing energy efficient replacement windows that began in 2009.

(1)	Exclusive of items shown separately below.

**	Percentage change not meaningful due to impairment of goodwill and intangible assets.

(2)
Calculated using data from external sources: National Association of Home Builders (NAHB) for new home starts and Harvard University’s Joint Center for Housing Studies for repair and remodeling expenditures.

Net sales less cost of sales for fiscal 2010 compared to fiscal 2009 increased by $14.7 million or 18.6% due to increased volume and higher average selling prices. Net sales in fiscal 2009 compared to 2008 declined by $16.4 million or 17.2% primarily the result of reduced volumes from the depressed building products market between the periods. The Company took the necessary actions to right-size its business by reducing variable and fixed costs and continuously sizes its operations to match demand. Net sales less cost of sales as a percent of net sales increased from fiscal 2008 to fiscal 2010 as a direct result of the Company’s right-sizing efforts and price realization. Primarily as a result of the Company’s ability to right-size to demand, along with price realization and growth in higher margin products, the margins for fiscal 2010 are the highest in the past five years even though housing starts in fiscal 2010 were less than a third of those in 2006. Also, in the first fiscal quarter of 2010, the Company had hourly labor savings associated with the strike at the segment’s Barbourville, Kentucky facility in mid December 2009 as the then effective labor contract expired without the parties having reached a new agreement. In January 2010, the strike ended upon ratification of a new three-year collective bargaining agreement. The Barbourville facility was able to continue production with the Company’s non-union salaried workforce and continued to deliver its products during the strike to meet customer demands. Since January 2010, the Barbourville plant has experienced some labor inefficiencies as they recover from the strike. Benefiting the comparative 2010 and 2009 results is an expense of $1.0 million recorded in the fiscal 2009 related to a Truseal warranty reserve increase driven by an increase in a legacy product’s claims experience. Reducing margins in fiscal 2010 were costs associated with vacating a couple of buildings at the Company’s Mikron facility in Kent, Washington and higher material costs at Truseal. This building consolidation will reduce operating costs beginning in fiscal 2011. At Truseal, the business uses an oil based butyl compound in its insulating glass sealant systems, and with the rise in oil prices, margins were squeezed. In response, Truseal announced a price increase effective November 15, 2010.
The $5.7 million or 17% increase in Selling, general and administrative costs in fiscal 2010 compared to fiscal 2009 was partially attributable to $1.0 million of costs associated with the aforementioned strike in mid December 2009 (partially offset by the direct labor savings in Cost of sales). Also, variable pay incentives increased in 2010 corresponding to an increased level of earnings. Furthermore, the Company is beginning to incur additional sales and marketing expenses associated with the roll out of new products and programs in 2010. This increase was partially offset by cost control efforts put in place in 2009 and the absence of matching contributions to the Quanex Building Products Salaried and Non-Union Employee 401(k) Plan in the first quarter 2010 as that program was suspended as of April 1, 2009. The matching contributions on this 401(k) Plan were reinstated effective February 1, 2010. The segment reduced its Selling, general and administrative costs in fiscal 2009 compared to fiscal 2008 by $5.4 million or 13.8%. This was achieved through various means including reduced headcount, less outside contract services, a continued emphasis on cost control for various programs and reduction in variable pay incentives corresponding to lower levels of earnings.
The Company formally announced Project Nexus in February 2010. Project Nexus is the Company’s long-term organic growth program that is focused on connecting the sales, marketing, and product development efforts of its Engineered Products operating divisions: Mikron, Truseal and Homeshield. The Company believes that its organic growth program will drive profitable growth at Engineered Products by furthering the goal of becoming the leading energy efficient expert in the market by offering customers state-of-the-art engineering, design and marketing support. The Company’s organic growth program is comprised of related initiatives to execute this strategy: The sales, marketing and engineering efforts of these three divisions operated independently in the past. Today, the Engineered Products’ sales and marketing employees have been organized into a single team to better utilize their combined capabilities to expand sales opportunities to the existing customer base. Additionally, the new sales and marketing structure is focused on developing and capturing more regional OEM opportunities. Regional OEMs, a customer class the Company has historically underserved, are believed to comprise about 60% of the market. The engineering resources across Engineered Products are also working together to develop products and systems that provide customers with the latest innovations in technology and energy efficiency. The Company is in the early stages of this long-term organic growth initiative but believes that it could have a valuable impact on the long-term growth and profitability of Engineered Products. The Company will be investing in additional resources in fiscal 2011 to support this organic growth effort. Annual incremental operating expenses and capital expenditures necessary associated with this initiative will be approximately $4.0 million and $3.0 million, respectively in fiscal 2011.

The $162.2 million non-cash impairment charge reflected in 2009 represents $11.9 million of impairment on acquired intangible assets and $150.3 million of impairment charge on goodwill. For additional information on the impairment charges see Note 4, “Goodwill and Acquired Intangible Assets,” in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K. Depreciation and amortization declined from 2008 to 2010 due to the aforementioned intangible asset impairment (other than goodwill) in the first fiscal quarter of 2009. Additionally, depreciation declined in 2010 compared to 2009 due to the completion of depreciation on assets acquired in an acquisition in a previous year.
Aluminum Sheet Products — Three Years Ended October 31, 2010
The following table sets forth selected operating data for the Aluminum Sheet Products segment:

	Years Ended October 31,			% Change
	(Dollars in millions)
				2010 vs.	2009 vs.
	2010	2009	2008	2009	2008
Net sales	$449.5	$273.7	$479.9	64.2%	(43.0)%
Cost of sales(1)	401.1	264.1	422.7	51.9	(37.5)
Selling, general and administrative	9.9	6.6	8.1	50.0	(18.5)
Impairment of goodwill and intangibles	—	20.4	—	(100.0)	100.0
Depreciation and amortization	8.3	9.0	8.8	(7.8)	2.3

Operating income (loss)	$30.2	$(26.4)	$40.3	**	**
Operating income (loss) margin	6.7%	(9.6)%	8.4%
Shipped pounds	322.6	223.0	285.2	44.6%	(21.8)%
The primary market drivers for the Aluminum Sheet Products segment are North American residential remodeling activity and housing starts (together approximately 70% of the segment’s sales) and transportation (approximately 20% of the segment’s sales) markets.
The $175.8 million or 64.2% increase in net sales at the Aluminum Sheet Products segment in fiscal 2010 compared to fiscal 2009 was primarily the result of a 44.6% increase in shipped pounds during the period compared to the same period of 2009 and to a lesser extent an increase in average selling price per pound of 13.5%. The Aluminum Association reported U.S. demand for the type of aluminum sheet the Company sells was up 24% in 2010 while the segment’s 2010 shipments were up 44.6%. Additionally, shipped pounds in fiscal 2010 were the best since 2006. The business was effectively sold out in the second half of fiscal 2010. The segment’s ability to outperform the market was due to a reduction in overall industry capacity coupled with solid execution at the business that included its continued success in keeping market share gains over the last twelve months. Average selling price increased primarily due to higher London Metal Exchange (LME) aluminum prices, partially offset by product mix. The 43.0% decrease in net sales in fiscal 2009 compared to fiscal 2008 was the result of reduced volume due to very soft primary and secondary end market demand; pounds shipped declined by 22% in fiscal 2009 compared to fiscal 2008. The Company believes that its aluminum shipments were in line with industry demand during the first half of fiscal 2009, but were better than industry demand during the second half of

(1)	Exclusive of items shown separately below.

**	Percentage change not meaningful due to impairment of goodwill.

the fiscal year as the Company was able to capitalize on short lead time sales opportunities and solid execution by the Aluminum Sheet Products team, while the Aluminum Association reported U.S. demand for the type of aluminum sheet the Company sells down 32% in fiscal 2009 compared to 2008. Additionally, 2009 net sales were down as the average selling price during 2009 was approximately 27% below the same 2008 period primarily due to lower aluminum prices. The LME aluminum price fell dramatically during the first quarter of 2009, down approximately 32% to an inflation adjusted record low price of $0.63 per pound. LME aluminum prices continued to fall in the second quarter of 2009 to a new inflation-adjusted low of $0.57 per pound before climbing back to approximately $0.80 per pound by the end of the third quarter and remaining relatively flat through the end of fiscal 2009. LME aluminum prices are the most commonly used index for correlating aluminum sheet prices.
Selling, general and administrative costs increased by $3.3 million in fiscal 2010 compared to fiscal 2009. The increase was primarily due to a $1.1 million increase in an existing environmental reserve (net of the increase in the related environmental receivable), a $1.0 million expense associated with the discontinuation of development of a new Microsoft Dynamics AX enterprise resource planning system for the segment and to a lesser extent an increase in variable pay incentives associated with higher level of earnings. For additional information on the environmental reserve see Note 16, “Contingencies” in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K. The segment reduced its Selling, general and administrative costs by $1.5 million in fiscal 2009 compared to 2008 levels. These reductions were achieved through various means including reduced staffing and reduction in variable pay incentives corresponding to lower levels of earnings.
The $20.4 million non-cash impairment charge reflected in the 2009 results represents the write-off of all of the segment’s goodwill. For additional information on the goodwill impairment charge see Note 4, “Goodwill and Acquired Intangible Assets,” in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K. Depreciation and amortization declined in fiscal 2010 compared to 2009 as 2009 included accelerated depreciation from a premature equipment failure during the 2009 first fiscal quarter.
Operating income increased at the Aluminum Sheet Products segment in fiscal 2010 compared to 2009 due in part to the absence of an impairment charge in 2010. Additionally, operating income increased as a result of substantially higher shipments as well as an increase in spreads (sales price less material costs divided by pounds) of 12.1%. The Aluminum Sheet Products’ operating income and margins are impacted by changes in LME aluminum prices as its material spread is correlated with aluminum prices over time. Declines in aluminum prices generally result in spread compression; however, as aluminum prices rebound, spread and profits generally expand. The increase in average LME aluminum prices in fiscal 2010 compared to fiscal 2009 of 29% is the primary driver to the Company’s 12.1% increase in spread. However, spreads remained constrained in 2010 due to ongoing tightness in the aluminum scrap market, particularly in the availability of industrial grade scrap due to reduced industrial production. Nichols is essentially 100% scrap driven, and it uses both clean industrial scrap as well as post consumer scrap in its mix, which while cheaper to purchase on a per pound basis, requires more processing before it’s ready to melt. The Company does not expect a meaningful improvement in this situation in fiscal 2011.
Operating income decreased at the Aluminum Sheet Products segment for 2009 compared to 2008 primarily due to the impairment charge and as a result of reduced spreads and lower shipments. Fiscal 2009 spreads per pound were down 27% over spreads per pound in fiscal 2008. Spreads and operating income were negatively impacted by about $13 million in the first half of 2009 due to high scrap inventories combined with the dramatic fall in LME aluminum prices. These historically low aluminum prices, combined with relatively high cost aluminum scrap inventory, negatively impacted the segment’s spread through the first half of the year. Spread and operating income in the second half of 2009 improved over the first half driven primarily by higher LME aluminum prices and improved shipments.

Corporate and Other — Three Years Ended October 31, 2010

	Years Ended October 31,			$ Change
	(Dollars in millions)
				2010 vs.	2009 vs.
	2010	2009	2008	2009	2008
Net sales	$(12.3)	$(12.0)	$(18.9)	$(0.3)	$6.9
Cost of sales(1)	(8.0)	(19.5)	(18.2)	11.5	(1.3)
Selling, general and administrative	22.8	19.6	48.3	3.2	(28.7)
Depreciation and amortization	0.1	0.1	0.2	—	(0.1)

Operating income (loss)	$(27.2)	$(12.2)	$(49.2)	$(15.0)	$37.0

Corporate and other operating expenses, which are not in the segments mentioned above, include inter-segment eliminations, the consolidated LIFO inventory adjustments (calculated on a combined pool basis) corporate office expenses and Quanex Building Products Corporation’s portion of transaction-related costs. Net sales amounts represent inter-segment eliminations between the Engineered Products segment and the Aluminum Sheet Products segment with an equal and offsetting elimination in Cost of sales. LIFO adjustments are reported in Corporate Cost of sales. The Company incurred LIFO expense of $3.8 million in fiscal 2010, compared to LIFO income of $7.8 million during fiscal year 2009 and LIFO expense of $0.4 million in fiscal 2008. LIFO expense was incurred in fiscal 2010 primarily due to an increase in aluminum based inventory held by the Company at year-end while the 2009 income was primarily due to a reduction in aluminum scrap values held by the Company. Fluctuations associated with the LIFO inventory adjustment comprise a majority of the change from year to year in the Corporate and Other Net Sales less Cost of sales.
Selling, general and administrative costs in fiscal 2010 increased by $3.2 million over fiscal 2009 primarily due to $3.3 million higher variable pay incentive costs corresponding to the Company’s higher operating earnings and return on invested capital and to a lesser extent higher stock-based compensation expense. Stock-based compensation expense has increased $1.0 million as the Company is adding layers of vesting awards with each annual grant since the Company’s Separation; as the Company’s stock option and restricted stock awards typically have three-year vesting periods, the Company would expect stock-based compensation expense to continue to increase through the Company’s third anniversary of the Separation in April 2011. Partially offsetting these increases was a $0.8 million year over year decline in the mark-to-market expense associated with the deferred compensation plan. During fiscal 2010, the market value of the investments held by the deferred compensation plan on average increased less during the 2010 period compared to the increase in market value during the same 2009 period. Approximately 65% of the deferred compensation plan balance is indexed to the Company’s stock price, and the Quanex stock price increased by $3.15 per share during fiscal 2010 compared to an increase of $5.71 per share during fiscal 2009. The Company anticipates corporate expenses to increase in fiscal 2011, primarily due to $2.5 million of expected expenses associated with the launch of its Enterprise Resource Program, which when completed in 2014, will greatly enhance and streamline our back office processes, improve data collection and provide a foundation to support future growth opportunities.
Selling, general, and administrative costs for fiscal 2009, declined by $28.7 million compared to 2008 due to $26.5 million of Separation transaction costs in 2008 and lower 2009 variable pay incentive costs corresponding to the Company’s lower earnings and lower professional fees. Partially offsetting these declines was an increase in mark-to-market expense associated with the deferred compensation plan reflecting the increase in the Company’s stock price as well as the market value of other investments held by the deferred compensation plan during the 2009 period.

(1)	Exclusive of items shown separately below.

Selling, general and administrative costs were unusually high in fiscal 2008 as a direct result of $26.5 million of transaction related expenses from the Separation in 2008. Following is the breakdown of transaction-related expenses (in millions):

	2010	2009	2008
Quanex Building Product’s share of spin-off transaction costs	$—	$0.1	$2.9
Stock—based compensation expense — modification impact	—	—	22.8
Acceleration of executive incentives and other benefits	—	—	0.8

Total transaction related expenses	$—	$0.1	$26.5

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
Other Items — Three Years Ended October 31, 2010
Interest expense for fiscal 2010 was $0.4 million compared to $0.5 million in fiscal 2009 and $0.5 million in fiscal 2008. No amounts were borrowed against the revolving credit facility during fiscal 2010, 2009, or 2008.
Other, net typically includes interest income earned on the Company’s cash and equivalents and changes associated with the cash surrender value of life insurance. Other, net for fiscal 2010 was income of $2.6 million compared to $0.4 million in fiscal 2009 and $5.2 million in fiscal 2008. Other, net for fiscal 2010 includes the recognition of a $0.9 million gain on involuntary conversion of a non-monetary asset related to the May 2009 tornado that struck and damaged the Company’s Mikron facility in Richmond, Kentucky. Additionally, fiscal 2010 includes a $1.3 million bargain purchase gain related to an acquisition during the second fiscal quarter of 2010. In February 2010, the Company completed a small acquisition for approximately $1.6 million in consideration. This operation has been integrated into one of its existing Engineered Products businesses. The acquisition was effected through an asset purchase through a receivership proceeding and no liabilities were assumed. ASC 805 “Business Combinations” requires that a gain be recorded when the fair value of the net assets acquired is greater than the fair value of the consideration transferred. Though uncommon, bargain purchases can occur because of underpayments for the business acquired due to a forced liquidation or distress sale. As such, the Company obtained the assets at a bargain and recognized a gain of approximately $1.3 million in Other, net.
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

The Company’s annual effective tax rate for fiscal 2010 was 38.7% compared to 24.0% in fiscal 2009 and 38.0% in fiscal 2008. The effective tax rate benefit for 2009 was unusually low primarily due to the nondeductible portion of the goodwill impairment charge in the fiscal year. For further discussion of the goodwill impairment charge see Note 4, “Goodwill and Acquired Intangible Assets,” in Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.
Loss from discontinued operations, net of tax was $1.1 million and $1.0 million for fiscal 2010 and 2009, respectively, and represents the results of the Truseal China business. Income from discontinued operations, net of taxes was $5.6 million for fiscal 2008 and consists almost entirely of the results of the Vehicular Products business and all non-Building Products related corporate accounts which were spun off as a result of the Separation. Fiscal 2008’s results represent only six months of ownership prior to the Separation. Additionally, 2008 is burdened with Gerdau’s share of transaction costs, stock-based compensation modification impact for vehicular products and former corporate employees and loss on extinguishment of convertible debentures. See Note 3 of Item 8 for further information regarding the composition of discontinued operations.
Outlook-Fiscal 2011
As the Company looks to 2011, it does not expect another round of government sponsored incentives, so the industry is on its own. Programs like the expired $8,000 first time homebuyers’ tax credit, the $1,500 tax credit for energy efficient windows, which expires at the end of December 2010, and customer restocking in the first half of the year helped results in 2010. With no catalyst to provide a surge in market activity, together with a large inventory of homes available for sale, the Company expects a challenging environment in 2011, with sales flat to slightly down from 2010, along with tough quarter to quarter comparisons, particularly in the first half of the year.
While the Company expects to outperform its end markets in 2011, its operating plan is built on market assumptions that new construction window shipments will be flat to 2010, while repair and replacement (R&R) window shipments will be down 2.5%. The Company’s R&R window estimate is significantly lower than the more commonly cited forecast that represents the broader R&R market, as the Company believes R&R window activity has not recovered as quickly as the broader market, coupled with some demand pull-forward effect of the $1,500 window tax credit that expires December 31, 2010.
Given the Company’s outlook, it expects Engineered Products in 2011 to earn about $35 million of operating income, essentially flat to 2010. The Company expects to see slightly higher sales for the segment in 2011 compared to 2010 because of ongoing R&R share gains by its large window and door customers, and to a lesser extent, gains it will make with national and regional customers through its organic growth initiatives. However, along with slightly better expected sales, the Company will see higher operating expenses as it invests to expand its organic growth initiatives. Assuming a reasonable recovery in the housing market, the potential of these initiatives is expected to be about $150 million of annualized sales in 5 years, and while they will likely be back end loaded, would represent about 40% growth above today’s sales. Annual incremental operating expenses and capital expenditures necessary to achieve this growth will be approximately $4 million and $3 million, respectively in 2011.
At Aluminum Sheet Products, the Company expects to earn about $25 million of operating income in 2011, compared to the $30 million it earned in 2010. The $25 million is based primarily on lower sales as the Company does not expect to see the level of restocking activity that was present in the first half of 2010 repeated in the first half of 2011. The guidance is based on ongoing capacity constraints in the aluminum sheet market, a tight aluminum scrap market, and no material change in its value-added product mix.
Guidance excludes estimated 2011 corporate expenses of $26 million and any impact from LIFO. 2011 estimates for capital expenditures and depreciation and amortization are $30 million and $29 million, respectively. Corporate expenses and capital expenditures reflect costs (about $2.5 million and $9 million, respectively, in 2011) associated with the launch of the Company’s Enterprise Resource Program, which when completed in 2014, will greatly enhance and streamline its back office processes, improve data collection and provide a foundation to support future growth opportunities.

Liquidity and Capital Resources
Sources of Funds
The Company’s principal sources of funds are cash on hand, cash flow from operations, and borrowings under its $270.0 million Senior Unsecured Revolving Credit Facility (the Credit Facility). As of October 31, 2010, the Company has a solid liquidity position, comprised of cash and equivalents and adequate availability under the Company’s Credit Facility. The Company has $187.2 million of cash and equivalents, $209.4 million of current availability under the revolving credit facility and minimal debt of $1.9 million as of October 31, 2010. The Company has grown its cash and equivalents balance steadily since its spin-off from Quanex Corporation in April 2008, throughout 2009 and 2010 from $40.5 million as of April 30, 2008 to $123.5 million at October 31, 2009 and to $187.2 million at October 31, 2010. In a very weak year, Quanex was able to grow its cash balance in 2010 ending the year with $187.2 million, a $63.7 million increase over 2009. The Company’s strategy for cash uses are to invest in organic growth opportunities, make strategic acquisitions that fit its fenestration vision, making ongoing purchases of Quanex stock and funding the cash dividend.
The Company’s excess cash was invested in money market funds throughout most of fiscal year 2008 as well as some commercial paper and auction rate securities preceding the Separation. Beginning in September 2008, however, the Company’s cash has been invested only in large, overnight money market funds due to the conditions of the financial market. The funds are diversified by security type across Treasuries, Government Agencies and Prime Corporate. These funds are all AAA-rated, approved by the NAIC and compliant with Rule 2A-7 of the Investment Company Act of 1940. The Company’s current investments are diversified across multiple institutions that the Company believes to be financially sound. The Company intends to remain in highly rated money market funds and treasuries following a prudent investment philosophy. The Company had no material losses on its cash and marketable securities.
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

As of October 31, 2010, the Company had no borrowings under the Credit Facility, and the Company was in compliance with all Credit Facility covenants as seen by the table below:

At October 31, 2010	Required	Actual
Consolidated Interest Coverage Ratio	No less than 3.00 to 1	152.46 to 1
Consolidated Leverage Coverage Ratio	No more than 3.25 to 1	0.13 to 1
Although there were no borrowings on the Credit Facility and there was only $5.7 million of outstanding letters of credit under the Credit Facility, the aggregate availability under the Credit Facility was limited by the Consolidated Leverage Ratio resulting in an availability of $209.4 million at October 31, 2010. Because the Consolidated Leverage Ratio is based on a rolling twelve months of EBITDA, a change in future earnings will impact the amount available under the Credit Facility in future quarters, absent any pro-forma EBITDA benefit from any potential acquisitions. To have access to the full availability of the $270.0 million Credit Facility, the Company must have a minimum rolling EBITDA of $84 million for the previous four fiscal quarters. Actual rolling EBITDA for the previous four fiscal quarters was $67.1 million as of October 31, 2010. Increased earnings for any future periods could increase availability under the Credit Facility; conversely, reduced earnings for any future periods could adversely impact the amount available under the Credit Facility in future quarters, absent any pro-forma EBITDA benefit from any potential acquisitions.
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
The Company’s working capital was $223.8 million on October 31, 2010 compared to $178.5 million on October 31, 2009. The increase in working capital was driven by the accumulation of cash from the Company’s conversion of operating profits during fiscal 2010. Overall October 31, 2010 conversion capital (accounts receivable plus inventory less accounts payable) of $61.2 million approximates conversion capital as of October 31, 2009 of $59.7 million. Following the Company’s aggressive measures with its working capital management in 2009 and corresponding $25.9 million decline in conversion capital in 2009, the Company continues its focus on maintaining and monitoring conversion capital. The Company’s net sales have grown by 12% from the month of October 2009 to October 2010, yet conversion capital remained relatively flat at the end of the respective periods. The Company’s ability to maintain this reduced level of working capital in a period of rising sales reflects the Company’s ongoing discipline with regard to working capital, especially inventory management.
The following table summarizes the Company’s cash flow results from continuing operations for fiscal years 2010, 2009 and 2008:

	Years ended October 31,
	2010	2009	2008
	(In millions)

Cash flows from operating activities	$89.6	$61.3	$53.1
Cash flows from investing activities	(15.9)	(14.4)	(15.0)
Cash flows from financing activities	(10.0)	9.6	27.3

Highlights from the Company’s cash flow results for the fiscal years ended 2010, 2009 and 2008 are as follows:
Operating Activities — Continuing Operations
The increase of $28.3 million in cash provided by operating activities from continuing operations during fiscal 2010 compared to fiscal 2009 primarily related to the increase in year over year sales and gross margin from the Company’s Engineered Products businesses as well as increased volumes and spreads at the Company’s Aluminum Sheet business. Partially offsetting this was the substantial decrease in conversion capital during 2009 compared to relatively steady conversion capital levels during 2010; while the Company continued to focus on its working capital management in 2010, in 2009 its efforts resulted in such significant improvements in working capital that those improvements were not expected to be matched in 2010 as the business expanded. Despite the continued weak condition of the Company’s primary end markets, it generated cash flow from operating activities of $89.6 million during fiscal 2010. The Company received a federal income tax refund in February 2010 of $11.4 million; this refund was partially offset in 2010 by estimated federal tax payments. During fiscal 2009, the Company did not make any estimated federal tax payments. Additionally, the Company contributed approximately $5.3 million to its pension plan during fiscal 2010 in an effort to target a 100% funding threshold. This compares to pension contributions of approximately $3.4 million during 2009.
Cash provided by operating activities from continuing operations increased by $8.2 million in fiscal 2009 compared to fiscal 2008. Even though the Company experienced a decline in its businesses as a direct result of the demand decline in the Company’s end markets, the Company generated good operating cash flow of $61.3 million during 2009. This performance is the result of significant improvements in working capital, particularly better inventory control, and further improvements in receivables collection. During fiscal 2009, the Company contributed $3.4 million to its pension plan compared to $3.7 million during fiscal 2008, and did not make any estimated federal tax payments in fiscal 2009.
Investing Activities — Continuing Operations
Cash spending from investing activities from continuing operations increased by $1.5 million during fiscal 2010 compared to fiscal 2009 and decreased by $0.6 million in fiscal 2009 compared to fiscal 2008. The 2010 increase primarily related to $1.6 million of cash used for a small acquisition made in February 2010. The acquisition was effected through a receivership proceeding and no liabilities were assumed. The Company continues to evaluate various building products companies as potential acquisitions; however, the Company only anticipates consummating those transactions that can be secured at reasonable valuations. Repairs are complete related to the tornado that struck and damaged the Company’s Mikron facility in Richmond, Kentucky in May 2009. During the second half of fiscal 2009 and the first half of fiscal 2010, the Company received $1.4 million and $0.4 million of proceeds, respectively, from the property insurance claim related to this incident. In fiscal 2009 and in fiscal 2010, the Company spent approximately $1.4 million and $0.4 million, respectively on its repair efforts; this spending is reflected in capital expenditures on the statement of cash flows. The Company’s net overall cash flows from this event was zero as the Company received offsetting insurance proceeds related to the Mikron capital repairs. Capital expenditures for fiscal years 2010, 2009 and 2008 were $14.7 million, $15.7 million and $15.0 million, respectively. The slight elevation in fiscal 2009 is primarily related to the aforementioned repair of the Mikron facility in Kentucky.
The Company expects 2011 capital expenditures to approximate $30 million. The increase in spending from prior year levels reflect approximately $9.0 million associated with the launch of our Enterprise Resource Program, which when completed in 2014, will greatly enhance and streamline our back office processes, improve data collection and provide a foundation to support future growth opportunities. Additionally, the increase relates to organic growth initiatives including capital to support new product development as well as spending on previously deferred projects. At October 31, 2010, the Company had commitments of approximately $9.5 million for the purchase or construction of capital assets. The Company plans to fund these capital expenditures through cash flow from operations.

Financing Activities — Continuing Operations
Quanex spent $10.0 million, received $9.6 million and received $27.3 million in cash from financing activities from continuing operations in fiscal years 2010, 2009 and 2008, respectively. The changes in cash from financing activities from continuing operations over the three years are primarily due to items related to the Separation.
The Company used $10.0 million for financing activities from continuing operations during 2010 compared to receiving $9.6 million 2009. In 2009, the Company received $15.4 million from Gerdau representing the fourth and final true-up and relating to distribution taxes pursuant to the terms of the transaction related agreements. The Company does not anticipate any further cash from financing activities related to the Separation. The Board of Directors approved a stock repurchase program of 1.0 million shares in May 2010. During fiscal 2010, the Company purchased 250,000 shares of common stock at a cost of $4.3 million. The Company anticipates continuing to buy shares in fiscal 2011. In fiscal 2010 and 2009, the Company paid quarterly dividends of $0.14 per common share and $0.12 per common share, respectively with shares remaining relatively flat. The Company increased its quarterly cash dividend in May 2010 by 33% to $0.04 per share from $0.03 per share.
The Company received $17.7 million less from financing activities from continuing operations during fiscal 2009 compared to fiscal 2008. In fiscal 2008, the Company received $32.7 million of funding from Quanex Corporation (the Company’s predecessor) from the Separation pursuant to the terms of the transaction related agreements; this consisted of a $20.9 million initial funding from Quanex Corporation, a net $6.9 million in true-up payments from Gerdau for the settlement of stock options and change of control agreements and a true-up receipt of $5.0 million from Gerdau related to Quanex Corporation’s convertible debentures. In 2009, the Company received $15.4 million from Gerdau representing the fourth and final true-up relating to distribution taxes pursuant to the terms of the transaction related agreements. Cash provided from financing activities also declined in 2009 from the Company’s payment of dividends during 2009. In 2009, the Company paid quarterly dividends of $0.03 per common share, which amounted to $4.5 million compared to $2.3 million in 2008. The 2008 dividend activity represents two quarterly dividend distributions during the second half of fiscal 2008; there were no similar quarterly dividend distributions in continuing operations during the first half of fiscal 2008 as the dividend payment during such period was made by the Company’s legal predecessor, Quanex Corporation, and thus is reported in cash used for financing activities from discontinued operations.
Discontinued Operations
The Company has a centralized cash management function whereby cash flows generated by its businesses are swept to corporate. Discontinued operations’ cash flows from operating activities were $25.0 million for fiscal 2008, of which $25.1 million relates to the Separation. In 2008, discontinued operations from the Company’s former vehicular products business / legacy corporate generated $25.1 million of cash which represents approximately six months of activity as the Separation occurred on April 23, 2008. There were no operating activity cash flows from discontinued operations related to the Separation for 2010 or 2009. Fiscal 2010, 2009 and 2008 cash flows from discontinued operations include cash flows related to the discontinued China operation; however, almost the entire activity for fiscal 2008 relates to the Separation and the Company’s former vehicular products business / legacy corporate.

Discontinued operations’ cash flows from investing activities were $33.1 million for fiscal 2008, of which $34.1 million relates to the Separation. In 2008, discontinued operations from the Company’s former vehicular products business / legacy corporate received $40.0 million from the liquidation of its remaining auction rate securities and spent $6.2 million on capital expenditures for the vehicular products business. Discontinued operations used $44.7 million in cash from financing activities in fiscal 2008 of which $46.2 million relates to the Separation. In 2008, discontinued operations from the Company’s former vehicular products business / legacy corporate provided initial funding of $20.9 million to Quanex Building Products (see corresponding receipt in continuing operations’ financing activities), paid $10.4 million in Quanex Corporation dividends for quarterly dividends prior to the Separation and paid $18.8 million for the conversion of a portion of its convertible debentures; this use of cash in 2008 was partially offset by proceeds from stock option exercises.
Debt Structure and Activity
Refer to Item 8, Note 10 “Long-Term Debt and Financing Arrangements” for a discussion of the Company’s debt structure.
Contractual Obligations and Commercial Commitments
Contractual Obligations
The following tables set forth certain information concerning the Company’s unconditional obligations and commitments to make future payments under contracts with remaining terms in excess of one year, such as debt and lease agreements, and under contingent commitments.
Payments Due by Period

		Less than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(In thousands)

Long-term debt, including interest(1)	$2,005	$345	$683	$442	$535
Operating leases(2)	21,290	4,456	8,410	6,621	1,803
Unconditional purchase obligations(3)	3,885	3,534	351	—	—

Total contractual cash obligations(4)	$27,180	$8,335	$9,444	$7,063	$2,338

(1)	The debt interest amounts are based on rates as of October 31, 2010.

(2)	Operating leases cover a range of items from facilities and fork trucks to fax machines and other miscellaneous equipment.

(3)	The unconditional purchase obligations are made up of $3.0 million of scrap aluminum purchases and software maintenance commitments.

(4)
The above table excludes reserves recorded in accordance with FIN 48, “ Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which was primarily codified into ASC Topic 740 “Income Taxes,” as the Company is unable to reasonably estimate the timing of future cash flows related to these reserves.

Prior to the Separation, the Company’s pension plan included participants from the vehicular products business, the building products businesses and corporate. Upon the Separation, Gerdau assumed the pension benefit liabilities for the vehicular products and corporate retiree participants (reported in discontinued operations) while the Company retained the pension benefit liabilities for the building products and active corporate participants. Accordingly, the plan assets were allocated based on benefit priority categories of the respective participants between Gerdau and the Company. During fiscal 2011, the Company expects to contribute approximately $1.9 million to the pension plan to continue to target a 100% funding threshold and meet minimum contribution requirements. Pension contributions beyond 2011 are not determinable since the amount of any contribution is heavily dependent on the future economic environment and investment returns on pension plan assets. Obligations to these plans are based on current and projected obligations of the plans, performance of the plan assets, if applicable, and any participant contributions. Refer to Note 11 of Item 8 to the Consolidated Financial Statements for further information on these plans. Management believes the effect of the plans on liquidity is not significant to the Company’s overall financial condition.

The timing of payments related to the Company’s Supplemental Benefit Plan and Deferred Compensation Plan cannot be readily determined due to their uncertainty. The Supplemental Benefit Plan liability of $1.1 million at October 31, 2010 was recorded as part of Other (non-current) liabilities. Based on the $5.0 million market value of the Company’s Deferred Compensation Plan, payments for fiscal 2011 are estimated to be approximately $0.1 million and are recorded in Accrued liabilities on the Consolidated Balance Sheets. The remaining liability balance of $4.9 million is recorded in Other liabilities on the Consolidated Balance Sheets.
Other Commercial Commitments
The following table reflects other commercial commitments or potential cash outflows that may result from a contingent event, such as a need to borrow short-term funds for liquidity purposes.
Amount of Commitment Expiration per Period

	Total
	Amounts	Less than	1-3	3-5	More Than
Other Commercial Commitments	Committed	1 Year	Years	Years	5 Years
	(In thousands)

Standby letters of credit	$6,513	$5,498	$—	$—	$1,015
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
The Company monitors relevant circumstances, including industry trends, general economic conditions, and the potential impact that such circumstances might have on the valuation of its identifiable intangibles. Events and changes in circumstances that may cause a triggering event and necessitate such a review include, but are not limited to: a decrease in sales for certain customers, improvements or changes in technology, and/or a decision to phase-out a trademark or trade name. Such events could negatively impact the carrying value of the Company’s identifiable intangibles. It is possible that changes in such circumstances or in the numerous variables associated with the judgments, assumptions, and estimates made by the Company in assessing the appropriate valuation of its identifiable intangibles could require the Company to further write down a portion of its identifiable intangibles and record related non-cash impairment charges in the future.
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

Income Taxes
The Company records the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and the amounts reported in the Company’s Consolidated Balance Sheets, as well as net operating losses and tax credit carry forwards. The carrying value of the net deferred tax assets reflects the Company’s assumption that the Company will be able to generate sufficient future taxable income to realize its deferred tax assets. This assumption is based on estimating future taxable income using the same forecasts used to test goodwill and intangibles for impairment, scheduling out the future reversal of existing taxable temporary differences, reviewing the Company’s most recent financial operations and analyzing federal and state NOL carry backs available to the Company. If the estimates and assumptions change in the future, the Company may be required to record a valuation allowance against a portion of its deferred tax assets. This could result in additional income tax expense in a future period in the Consolidated Statements of Income.
Stock—Based Compensation
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
The effects of the decrease in selected assumptions, assuming no changes in benefit levels and no amortization of gains or losses for the pension plans in fiscal 2010, is shown below:

	Effect on all Defined Benefit Pension Plans
	October 31, 2010
		Increase (Decrease)	Increase (Decrease)
	Percentage Point	in Projected	in 2010 Pension
Assumption	Change	Benefit Obligation	Expense
	(In thousands)

Discount rate	-1.0 pts	$1,962	$442
Assumed return on plan assets	-1.0 pts	N/A	141
As of October 31, 2010, the Company’s projected benefit obligation (PBO) and accumulated benefit obligation (ABO) exceed the fair value of the plan assets by $2.7 million and $1.9 million, respectively. As a comparison, the Company’s PBO and ABO exceed the fair value of plan assets by $5.7 million and $4.8 million, respectively, as of October 31, 2009. This fair value of plan assets is approaching the obligation partly due to the Company modifying its funding strategy in 2010 to accelerate contributions to target a 100% funding threshold. During fiscal 2010, the Company contributed $5.4 million to its defined benefit plan. During fiscal 2011, the Company expects to contribute approximately $1.9 million to the pension plan to continue to target 100% funding threshold and meet minimum contribution requirements. Expected contributions are dependent on many variables, including the variability of the market value of the assets as compared to the obligation and other market or regulatory conditions. In addition, the Company takes into consideration its business investment opportunities and resulting cash requirements. Accordingly, actual funding may differ greatly from current estimates.
Accounting guidance applicable to pensions does not require immediate recognition of the effects of a deviation between actual and assumed experience and the revision of an estimate. This approach allows the favorable and unfavorable effects that fall within an acceptable range to be netted and disclosed as an unrecognized gain or loss. Accumulated other comprehensive income as of October 31, 2010 includes pretax net actuarial losses and net prior service costs of $2.7 million. A portion of the loss will be amortized in fiscal year 2011. The effect on fiscal years after 2011 will depend on the actual experience of the plans.
Mortality assumptions used to determine the obligations for the Company’s pension plans are related to the experience of the plans and to our third-party actuary’s best estimate of expected plan mortality.

New Accounting Pronouncements:
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
Interest Rate Risk
The Company and its subsidiaries have a Credit Facility and other long-term debt which subject the Company to the risk of loss associated with movements in market interest rates. At October 31, 2010 and 2009, the Company had fixed-rate debt totaling $143 thousand and $166 thousand, respectively. This debt is fixed-rate, and therefore, does not expose the Company to the risk of earnings loss due to changes in market interest rates.
The Company and certain of its subsidiaries’ floating-rate obligations totaled $1.8 million and $2.1 million at October 31, 2010 and 2009, respectively. Based on the floating-rate obligations outstanding at October 31, 2010, a one percent increase or decrease in the average interest rate would result in a change to pre-tax interest expense of approximately $18 thousand.
Commodity Price Risk
Within the Aluminum Sheet Products segment, the Company uses various grades of aluminum scrap as well as minimal amounts of prime aluminum ingot as raw materials for its manufacturing processes. The price of this raw material is subject to fluctuations due to many factors in the aluminum market. In the normal course of business, Nichols Aluminum enters into firm price sales commitments with its customers. In an effort to reduce the risk of fluctuating raw material prices, Nichols Aluminum enters into firm price raw material purchase commitments (which are designated as “normal purchases” under ASC Topic 815 “Derivatives and Hedging” (ASC 815)) as well as futures contracts on the LME. The Company’s risk management policy as it relates to these LME contracts is to enter into contracts to cover the raw material needs of the Company’s committed sales orders, to the extent not covered by fixed price purchase commitments.

Nichols Aluminum maintains a balanced metals book position which excludes a normal operational inventory level. This operating inventory level as a matter of practice is not hedged against material price (LME) movements. This practice reflects that over the commodity price cycle, no gain or loss is incurred on this inventory. Through the use of firm price raw material purchase commitments and LME contracts, the Company intends to protect cost of sales from the effects of changing prices of aluminum. To the extent that the raw material costs factored into the firm price sales commitments are matched with firm price raw material purchase commitments, changes in aluminum prices should have no effect. During fiscal 2010, 2009 and 2008, the Company primarily relied upon firm price raw material purchase commitments to protect cost of sales tied to firm price sales commitments. At October 31, 2010 there were 22 open LME forward contracts associated with metal exchange derivatives covering notional volumes of 1.2 million pounds with a fair value mark-to-market net gain of approximately $0.2 million. In addition, at October 31, 2010 there were 116 open LME short sale contracts associated with metal exchange derivatives covering notional volumes of 6.4 million pounds with a fair value mark-to-market net loss of approximately $0.4 million. These contracts were not designated as hedging instruments, and any mark-to-market net gain or loss was recorded in Cost of sales with the offsetting amount reflected as a current asset or liability on the balance sheet. At October 31, 2009, there were 85 open LME forward contracts associated with metal exchange derivatives.
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
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Quanex Building Products Corporation
Houston, Texas
We have audited the accompanying consolidated balance sheets of Quanex Building Products Corporation and subsidiaries (the “Company”) as of October 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flow for each of the three years in the period ended October 31, 2010. Our audits also include the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries as of October 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note 1, on April 23, 2008 the Company separated its vehicular products and building products businesses.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of October 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 20, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Houston, Texas
December 20, 2010

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED BALANCE SHEETS

	October 31,
	2010	2009
	(In thousands, except share data)
ASSETS
Current assets:
Cash and equivalents	$187,178	$123,499
Accounts receivable, net of allowance of $1,037 and $1,696	87,007	80,171
Inventories	45,200	46,515
Deferred income taxes	10,547	20,611
Prepaid and other current assets	8,229	5,177
Current assets of discontinued operations	462	232

Total current assets	338,623	276,205
Property, plant and equipment, net	135,517	141,286
Deferred income taxes	30,563	42,923
Goodwill	25,189	25,189
Intangible assets, net	44,668	47,359
Other assets	16,690	9,114
Assets of discontinued operations	—	1,524

Total assets	$591,250	$543,600

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$70,986	$67,010
Accrued liabilities	43,447	30,320
Current maturities of long-term debt	327	323
Current liabilities of discontinued operations	30	9

Total current liabilities	114,790	97,662
Long-term debt	1,616	1,943
Deferred pension and postretirement benefits	3,667	6,655
Non-current environmental reserves	12,027	1,767
Other liabilities	17,718	13,047

Total liabilities	149,818	121,074

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value, shares authorized 1,000,000; issued and outstanding—none	—	—
Common stock, $0.01 par value, shares authorized 125,000,000; issued 37,862,441 and 37,752,437, respectively	379	378
Additional paid-in-capital	238,079	233,452
Retained earnings	210,366	192,546
Accumulated other comprehensive income (loss)	(1,757)	(2,480)

	447,067	423,896
Less treasury stock at cost, 351,626 and zero shares, respectively	(5,635)	—
Less common stock held by Rabbi Trust, zero and 102,125 shares	—	(1,370)

Total stockholders’ equity	441,432	422,526

Total liabilities and stockholders’ equity	$591,250	$543,600

See notes to consolidated financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Years ended October 31,
	2010	2009	2008
	(In thousands, except per share amounts)

Net sales	$798,314	$585,010	$868,933
Cost and expenses:
Cost of sales (exclusive of items shown separately below)	660,849	489,328	717,372
Selling, general and administrative	71,954	59,765	95,393
Impairment of goodwill and intangibles	—	182,562	—
Depreciation and amortization	28,214	32,453	35,068

Operating income (loss)	37,297	(179,098)	21,100
Interest expense	(440)	(452)	(479)
Other, net	2,645	405	5,187

Income (loss) from continuing operations before income taxes	39,502	(179,145)	25,808
Income tax benefit (expense)	(15,301)	43,066	(9,815)

Income (loss) from continuing operations	24,201	(136,079)	15,993
Income from discontinued operations, net of taxes	(1,103)	(1,012)	5,586

Net income (loss)	$23,098	$(137,091)	$21,579

Basic earnings per common share:
Earnings (loss) from continuing operations	$0.65	$(3.64)	$0.43
Income from discontinued operations	(0.03)	(0.03)	0.15

Basic earnings (loss) per share	$0.62	$(3.67)	$0.58

Diluted earnings per common share:
Earnings (loss) from continuing operations	$0.64	$(3.64)	$0.42
Income from discontinued operations	(0.03)	(0.03)	0.14

Diluted earnings (loss) per share	$0.61	$(3.67)	$0.56

Weighted average common shares outstanding:
Basic	37,220	37,335	37,274
Diluted	37,671	37,335	38,528
See notes to consolidated financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated Other
					Comprehensive Income
					Pension &
					Postretire-
			Additional		ment		Treasury	Total
Years Ended October 31, 2010, 2009	Comprehensive	Common	Paid-in	Retained	Benefit		Stock &	Stockholders’
and 2008	Income	Stock	Capital	Earnings	Related	Other	Other	Equity
		(In thousands, except share data)
Balance at October 31, 2007		$19,151	$214,239	$690,328	$(1,944)	$410	$(39,035)	$883,149
Net income	$21,579			21,579				21,579
Change in pension (net of taxes of $762)	(1,282)				(1,282)			(1,282)
Foreign currency translation adjustment	(365)					(365)		(365)

Total comprehensive income	$19,932
Common dividends ($0.34 per share)				(12,693)				(12,693)
Stock-based compensation activity (excluding transaction related):
Stock-based compensation earned			3,649					3,649
Stock options exercised				(1,905)			5,883	3,978
Restricted stock awards		4	(4)					—
Stock-based compensation tax benefit			1,609					1,609
Cumulative effect of adopting FIN 48(2)				1,948				1,948
Changes in connection with the Separation:
Separation from Quanex Corporation				(349,169)	3,037		378	(345,754)
Retirement of treasury stock		(413)		(30,991)			31,404	—
Change in par value		(18,343)	18,343					—
Modification of stock-based compensation awards		(8)	(6,738)	(6)				(6,752)
Other		(13)	(782)	(443)				(1,238)

Balance at October 31, 2008		$378	$230,316	$318,648	$(189)	$45	$(1,370)	$547,828
Net income (loss)	$(137,091)			(137,091)				(137,091)
Change in pension (net of taxes of $1,530)	(2,447)				(2,447)			(2,447)
Foreign currency translation adjustment	111					111		111

Total comprehensive income (loss)	$(139,427)
Common dividends ($0.12 per share)				(4,519)				(4,519)
Stock-based compensation activity:
Stock-based compensation earned			3,183					3,183
Restricted stock awards		1	(1)					—
Stock-based compensation tax expense			(11)					(11)
Separation from Quanex Corporation				15,508				15,508
Other		(1)	(35)					(36)

Balance at October 31, 2009		$378	$233,452	$192,546	$(2,636)	$156	$(1,370)	$422,526
Net income (loss)	$23,098			23,098				23,098
Change in pension (net of taxes of $441)	701				701			701
Foreign currency translation adjustment	23					23		23

Total comprehensive income (loss)	$23,822
Common dividends ($0.14 per share)				(5,275)				(5,275)
Treasury shares purchased, at cost							(4,274)	(4,274)
Stock-based compensation activity:
Stock-based compensation earned			4,205					4,205
Stock options exercised			435	(2)			9	442
Restricted stock awards		1	(54)					(53)
Stock-based compensation tax expense			41					41
Other				(1)		(1)		(2)

Balance at October 31, 2010		$379	$238,079	$210,366	$(1,935)	$178	$(5,635)	$441,432

(2)	FIN 48 was primarily codified into ASC Topic 740 “Income Taxes”.
See notes to consolidated financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

	Years Ended October 31, 2010, 2009 and 2008
		Common Shares
	Preferred
	Shares			Rabbi	Net
	Issued	Issued	Treasury	Trust	Outstanding

Balance at October 31, 2007	—	38,301,033	(981,117)	(130,329)	37,189,587
Stock options exercised	—	—	154,807	—	154,807
Modification to liability awards as a result of Separation	—	(826,310)	826,310	28,204	28,204
Restricted stock awards	—	377,985	—	—	377,985
Cancellation of restricted stock	—	(92,692)	—	—	(92,692)

Balance at October 31, 2008	—	37,760,016	—	(102,125)	37,657,891
Restricted stock awards	—	124,890	—	—	124,890
Cancellation of restricted stock	—	(132,469)	—	—	(132,469)

Balance at October 31, 2009	—	37,752,437	—	(102,125)	37,650,312
Treasury shares purchased, at cost	—	—	(250,000)		(250,000)
Transfer of Rabbi trust shares	—	—	(102,125)	102,125	—
Stock options exercised	—	38,142	499	—	38,641
Restricted stock awards	—	74,900	—	—	74,900
Cancellation of restricted stock	—	(3,038)	—	—	(3,038)

Balance at October 31, 2010	—	37,862,441	(351,626)	—	37,510,815

See notes to consolidated financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW

	Years Ended October 31,
	2010	2009	2008
	(In thousands)
Operating Activities:
Net income (loss)	$23,098	$(137,091)	$21,579
Loss (income) from discontinued operations	1,103	1,012	(5,586)

Adjustments to reconcile net income to cash provided by operating activities from continuing operations:
Depreciation and amortization	28,283	32,523	35,106
Gain on bargain purchase	(1,272)	—	—
Impairment of goodwill and intangibles	—	182,562	—
Deferred income taxes	12,294	(43,609)	2,984
Stock-based compensation	4,456	3,429	26,378
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Decrease (increase) in accounts and notes receivable	(6,365)	18,636	(21,495)
Decrease (increase) in inventory	3,142	16,503	(10,398)
Decrease (increase) in other current assets	(510)	(122)	(390)
Increase (decrease) in accounts payable	4,572	(12,306)	11,407
Increase (decrease) in accrued liabilities	9,509	(3,119)	(3,329)
Increase (decrease) in income taxes payable	9,599	(922)	1,118
Increase (decrease) in deferred pension and postretirement benefits	(1,846)	(407)	(2,515)
Other, net	3,499	4,213	(1,782)

Cash provided by (used for) operating activities from continuing operations	89,562	61,302	53,077
Cash provided by (used for) operating activities from discontinued operations	(430)	(811)	25,014

Cash provided by (used for) operating activities	89,132	60,491	78,091

Investing Activities:
Capital expenditures, net of retirements	(14,720)	(15,696)	(15,020)
Acquisitions, net of cash acquired	(1,590)	—	—
Proceeds from property insurance claim	392	1,400	—
Other, net	43	(57)	(23)

Cash provided by (used for) investing activities from continuing operations	(15,875)	(14,353)	(15,043)
Cash provided by (used for) investing activities from discontinued operations	90	(457)	33,318

Cash provided by (used for) investing activities	(15,785)	(14,810)	18,275

Financing Activities:
Repayments of long-term debt	(323)	(363)	(1,464)
Purchase of treasury stock	(4,274)	—	—
Common stock dividends paid	(5,275)	(4,519)	(2,258)
Issuance of common stock from stock option exercises, including related tax benefits	502	—	—
Funding from Separation	—	15,401	32,735
Other, net	(665)	(876)	(1,752)

Cash provided by (used for) financing activities from continuing operations	(10,035)	9,643	27,261
Cash provided by (used for) financing activities from discontinued operations	665	865	(44,733)

Cash provided by (used for) financing activities	(9,370)	10,508	(17,472)

Effect of exchange rate changes on cash and equivalents	27	36	(202)
Less: (Increase) decrease in cash and equivalents from discontinued operations	(325)	403	(13,599)

Increase (decrease) in cash and equivalents from continuing operations	63,679	56,628	65,093

Cash and equivalents at beginning of period	123,499	66,871	1,778

Cash and equivalents at end of period	$187,178	$123,499	$66,871

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
Quanex Building Products Corporation and its subsidiaries (Quanex or the Company) are managed on a decentralized basis and operate in two business segments: Engineered Products and Aluminum Sheet Products. The Engineered Products segment produces engineered products and components primarily serving the window and door industry, while the Aluminum Sheet Products segment produces mill finished and coated aluminum sheet serving the broader building products markets and secondary markets such as capital goods and transportation. The primary market drivers are residential housing starts and remodeling expenditures. Quanex believes it is a technological leader in the production of aluminum flat-rolled products, flexible insulating glass spacer systems, extruded vinyl profiles, thin film solar panel sealants, and precision-formed metal and wood products which primarily serve the North American building products markets. The Company uses low-cost production processes, and engineering and metallurgical expertise to provide customers with specialized products for specific applications.
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
In accordance with the provisions of ASC Topic 205-20 “Presentation of Financial Statements — Discontinued Operations” (ASC 205-20) effective with the Separation on April 23, 2008, the results of operations and cash flows related to the vehicular products business and non-building products related corporate items are reported as discontinued operations for all periods presented. There were no assets or liabilities of discontinued operations at October 31, 2010 or 2009 related to the Separation. In January 2010, management committed to a plan to close its start-up facility in China due to the contraction of demand and the Company’s ability to serve the overseas thin film solar panel market from its North American operations. Unless otherwise noted, all disclosures in the notes accompanying the Consolidated Financial Statements reflect only continuing operations.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following are significant accounting policies used in the preparation of the Company’s Consolidated Financial Statements as well as the significant judgments and uncertainties affecting the application of these policies.
Nature and Scope of Operations
Quanex has two reportable segments covering two customer-focused markets: Engineered Products and Aluminum Sheet Products. The Company manufactures aluminum flat-rolled products, flexible insulating glass spacer systems, extruded vinyl profiles, thin film solar panel sealants, and precision-formed metal and wood products which primarily serve the North American building products market. The Company’s manufacturing operations are conducted in the United States. See Note 12, Industry Segment Information.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Company monitors relevant circumstances, including industry trends, general economic conditions, and the potential impact that such circumstances might have on the valuation of its identifiable intangibles. Events and changes in circumstances that may cause a triggering event and necessitate such a review include, but are not limited to: a decrease in sales for certain customers, improvements or changes in technology, and/or a decision to phase-out a trademark or trade name. Such events could negatively impact the carrying value of the Company’s identifiable intangibles. It is possible that changes in such circumstances or in the numerous variables associated with the judgments, assumptions, and estimates made by the Company in assessing the appropriate valuation of its identifiable intangibles could require the Company to further write down a portion of its identifiable intangibles and record related non-cash impairment charges in the future.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Income Taxes
The Company records the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and the amounts reported in the Company’s Consolidated Balance Sheets, as well as net operating losses and tax credit carry forwards. The carrying value of the net deferred tax assets reflects the Company’s assumption that the Company will be able to generate sufficient future taxable income to realize its deferred tax assets. This assumption is based on estimating future taxable income using the same forecasts used to test goodwill and intangibles for impairment, scheduling out the future reversal of existing taxable temporary differences, reviewing the Company’s most recent financial operations and analyzing federal and state NOL carry backs available to the Company. If the estimates and assumptions change in the future, the Company may be required to record a valuation allowance against a portion of its deferred tax assets. This could result in additional income tax expense in a future period in the Consolidated Statements of Income.
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
Stock—Based Compensation
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Reclassifications
Certain reclassifications in prior year financial statements, none of which affected net income, have been made to conform to the 2010 presentation.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Supplemental cash flow information is as follows:

	Years Ended October 31,
	2010	2009	2008
	(In thousands)

Cash paid for interest	$373	$396	$408
Cash paid for income taxes	5,635	2,693	14,089
Cash received for income tax refunds	12,280	1,120	—

Supplemental disclosure of noncash investing and financing activities:
Capitalized purchases of equipment financed through accrued liabilities	$3,621	—	—
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
In accordance with ASC Topic 205-20 “Presentation of Financial Statements — Discontinued Operations” (ASC 205-20), effective with the closing of the Separation on April 23, 2008, the results of operations and cash flows related to the vehicular products business and non-building products related corporate items are reported as discontinued operations for all periods presented. There were no assets or liabilities of discontinued operations as of October 31, 2010 or 2009 and no results of operations in 2010 or 2009 related to the Separation.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
There were no assets or liabilities of discontinued operations as of October 31, 2010 or 2009 related to the Separation. The components of the assets and liabilities of discontinued operations as of October 31, 2010 and 2009 were as follows (in thousands):

	October 31,
	2010	2009
Current assets:
Cash and equivalents	$460	$135
Inventories, net	—	10
Prepaid and other current assets	2	87

Total current assets	462	232
Property, plant and equipment, net	—	1,524

Total assets	$462	$1,756

Current liabilities:
Accrued liabilities	$30	$9

Total current liabilities	30	9

Total liabilities	$30	$9

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The results of discontinued operations for the years ended October 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008
	(In thousands)
Net sales	$—	$—	$571,578

Transaction expenses and other related Separation costs, before tax	$—	$—	$(19,205)

Income from discontinued operations before tax	$(1,102)	$(981)	$18,626
Income tax expense	(1)	(31)	(13,040)

Income from discontinued operations, net of tax	$(1,103)	$(1,012)	$5,586

Net sales and income from discontinued operations for the years ended October 31, 2010 and 2009 represent activity of the Company’s start-up facility in China. Net sales and income from discontinued operations represent activity of the Company’s former vehicular products segment for the year ended October 31, 2008. The years ended October 31, 2010 and 2009 has no comparable activity of the Company’s former vehicular segment as the Separation occurred in April 2008.
Income from discontinued operations before tax for fiscal 2008 includes six months of activity for the year ended October 31, 2008 related to the Company’s former vehicular products segment. In addition, the fiscal 2008 period income includes transaction related costs, LIFO charge related to the vehicular products LIFO inventories and the loss on early extinguishment of debentures. The following describes certain items incurred prior to the Separation date and are reflected in the 2008 discontinued results in the table above:
•
Transaction expenses and other related Separation costs for the year ended October 31, 2008 include $13.9 million of transaction costs (primarily investment banking fees, legal fees and accounting fees for the merger and discontinued operations’ portion of spin costs) and $4.9 million of expense related to the modification of Quanex Corporation’s stock based-compensation awards.

•
With respect to inventories valued using the LIFO method, the vehicular products business (i.e. discontinued operations) recognized $15.3 million of LIFO expense during the year ended October 31, 2008.

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

•
Discontinued operations’ effective tax rate for the year ended 2008 increased to 69.7% as a result of the predominately nondeductible pretax loss on early extinguishment of the Debentures coupled with transaction costs which are largely nondeductible for tax purposes.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Goodwill and Acquired Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the years ended October 31, 2010 and 2009 are as follows (in thousands):

	Engineered	Aluminum Sheet
	Products	Products	Consolidated

Balance at October 31, 2008
Goodwill	$175,949	$20,389	$196,338
Accumulated impairment losses	—	—	—

	175,949	20,389	196,338

Impairment losses	(150,266)	(20,389)	(170,655)
Other	(494)	—	(494)

Balance at October 31, 2009
Goodwill	175,455	20,389	195,844
Accumulated impairment losses	(150,266)	(20,389)	(170,655)

	25,189	—	25,189
Impairment losses	—	—	—

Balance at October 31, 2010
Goodwill	175,455	20,389	195,844
Accumulated impairment losses	(150,266)	(20,389)	(170,655)

	$25,189	—	$25,189

Under ASC 350, goodwill is no longer amortized, but is reviewed for impairment annually or more frequently if certain indicators arise. The Company elected to make August 31 the annual impairment assessment date for goodwill.
The August 31, 2008 review of goodwill indicated that goodwill was not impaired. As a result of the first step of this annual goodwill impairment analysis, the fair value of each reporting unit exceeded its carrying value. Therefore, the second step was not necessary.
Beginning in October 2008 and continuing into the first quarter of fiscal 2009, the Company’s market capitalization declined below book value. During the first fiscal quarter of 2009, based on a combination of factors, including additional declines in housing start projections, falling aluminum ingot prices, further deterioration of the overall market conditions in the building products industry, downward revision to earnings guidance, and the continued gap between the Company’s market value of equity and book value of equity, the Company concluded that there were sufficient indicators to require Quanex to perform an interim goodwill impairment analysis during first fiscal quarter of 2009. Accordingly, the Company performed an interim impairment analysis and recorded a non-cash goodwill impairment charge of $170.7 million during fiscal year 2009 leaving $25.2 million of goodwill remaining on the Company’s balance sheet post-impairment. Since this goodwill impairment charge was non-cash, it did not affect liquidity or the Consolidated Leverage Ratio and Consolidated Interest Coverage Ratio contained in the Company’s Credit Facility financial covenants (see Note 10 for further information regarding financial covenants and definitions of ratios). Following this interim goodwill impairment charge, the August 31, 2009 annual review of goodwill indicated that goodwill was not further impaired.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
In accordance with ASC Topic 350, “Goodwill and Other Intangible Assets,” a detailed determination of the fair value of the reporting unit may be carried forward from one year to the next if all of the following conditions are met: a) assets and liabilities that make up the reporting unit have not changed since the most recent fair value determination (August 31, 2009), b) the most recent fair value determination resulted in an amount that exceeded the carrying amount of the reporting unit by a substantial margin, c) based on analysis of events that have occurred and circumstances that have changed since the most recent fair value determination, the likelihood that a current fair value determination would be less that the current carrying amount of the reporting unit is remote. Based on the Company’s analysis of the above criteria, the Company carried forward the fiscal 2009 detailed determination of the fair value of its reporting units to fiscal 2010. As the fair value of the reporting units exceeded their respective carrying amount, no impairment of goodwill was incurred at August 31, 2010.
Acquired Intangible Assets
Intangible assets consist of the following (in thousands):

	As of October 31, 2010		As of October 31, 2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Intangible assets subject to amortization:
Patents	$11,560	$6,175	$11,560	$5,610
Trademarks and trade names	33,530	9,156	33,150	7,709
Customer relationships	21,200	6,291	21,200	5,232

Total	$66,290	$21,622	$65,910	$18,551

The intangible assets are being amortized over the period they are expected to contribute to the future cash flows of the Company. No residual value is estimated for the intangible assets.
Based on a combination of factors, including additional declines in housing start projections and further deterioration of the overall market conditions in the building products industry, the Company determined that there were events and circumstances during the first quarter of 2009 that could indicate that its carrying amount of intangible assets may not be recoverable. Accordingly, intangible assets were tested for recoverability during the three months ended January 31, 2009. The carrying amount of an intangible asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the intangible asset. If the carrying amount is not recoverable, the impairment loss is measured as the amount by which the carrying amount of the intangible exceeds its fair value. An impairment loss of $11.9 million was recognized during the three months ended January 31, 2009 on certain Engineered Products’ trademarks, trade names and patents whose carrying amount was not recoverable and whose carrying amount exceeded fair value. Fair value was determined by the relief from royalty approach which is a variation of the income approach. The intangible asset impairment charge is included in Impairment of goodwill and intangible assets in the accompanying Consolidated Statements of Income. Since this intangible impairment charge is non-cash, it does not affect liquidity or financial covenants. No impairment charges were recorded in 2010 or 2008.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The aggregate amortization expense for intangibles for the years ended October 31, 2010, 2009, and 2008 is $3.1 million, $3.2 million and $5.7 million, respectively. Estimated amortization expense for the next five years for existing intangibles follows (in thousands):

Fiscal Years Ending	Estimated
October 31,	Amortization

2011	3,082
2012	3,082
2013	3,020
2014	2,986
2015	2,921
5. Earnings per Share
The computational components of basic and diluted earnings per share from continuing operations for fiscal 2010 and 2008 are below (shares and dollars in thousands except per share amounts). As discussed below, fiscal 2009 basic and diluted earnings per share from continuing operations are identical as the Company reported a loss from continuing operations.

	For the Year Ended October 31, 2010
	Numerator	Denominator	Per Share
	(Income)	(Shares)	Amount

Basic earnings and earnings per share	$24,201	37,220	$0.65

Effect of dilutive securities:
Common stock equivalents arising from stock options	—	261
Restricted stock	—	190

Diluted earnings and earnings per share	$24,201	37,671	$0.64

	For the Year Ended October 31, 2008
	Numerator	Denominator	Per Share
	(Income)	(Shares)	Amount

Basic earnings and earnings per share	$15,993	37,274	$0.43

Effect of dilutive securities:
Common stock equivalents arising from settlement of contingent convertible debentures	—	1,133
Common stock equivalents arising from stock options	—	6
Restricted stock	—	13
Common stock held by rabbi trust	—	102

Diluted earnings and earnings per share	$15,993	38,528	$0.42

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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the years ended October 31, 2010 and 2009, the Company had 0.3 million and 0.9 million of stock options, respectively, that are potentially dilutive in future earnings per share calculations. Such dilution will be dependent on the excess of the market price of the Company’s stock over the exercise price and other components of the treasury stock method.
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
6. Inventories
Inventories consist of the following:

	October 31,
	2010	2009
	(In thousands)

Raw materials	$18,823	$19,992
Finished goods and work in process	23,756	23,804

	42,579	43,796
Supplies and other	2,621	2,719

Total	$45,200	$46,515

The values of inventories are based on the following accounting methods:

	October 31,
	2010	2009
	(In thousands)

LIFO	$20,122	$22,004
FIFO	25,078	24,511

Total	$45,200	$46,515

With respect to inventories valued using the LIFO method, replacement cost exceeded the LIFO value by approximately $10.1 million and $6.2 million at October 31, 2010 and 2009, respectively. During fiscal 2010 and fiscal 2009, there were LIFO liquidations that resulted in a reduction of the LIFO reserve (credit to cost of sales) of approximately $1.2 million and $43 thousand, respectively. The LIFO liquidations increased the amount of income recognized in the respective years compared to what would have been recognized had there been no liquidations.

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
7. Property, Plant and Equipment
Property, plant and equipment consist of the following:

	October 31,
	2010	2009
	(In thousands)

Land and land improvements	$9,827	$9,747
Buildings and building improvements	68,276	66,929
Machinery and equipment	344,996	333,711
Construction in progress	11,420	7,063

Property, plant and equipment, gross	434,519	417,450
Less: accumulated depreciation and amortization	(299,002)	(276,164)

Property, plant and equipment, net	$135,517	$141,286

Depreciation expense for the years ended October 31, 2010, 2009, and 2008 was $25.1 million, $29.2 million, and $29.3 million, respectively. The Company had commitments for the purchase or construction of capital assets amounting to approximately $9.5 million at October 31, 2010.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Accrued Liabilities
Accrued liabilities consist of the following:

	October 31,
	2010	2009
	(In thousands)

Payroll, payroll taxes and employee benefits	$22,312	$13,130
Accrued insurance and workers compensation	3,977	4,278
Sales allowances	3,975	3,772
Accrued capital expenditures	3,621	—
Deferred revenue	3,005	1,648
Environmental	1,564	1,485
Deferred compensation and other retirement plans	350	1,492
Property and sales tax	969	1,063
Warranties	968	1,024
Other	2,706	2,428

Accrued liabilities	$43,447	$30,320

9. Income Taxes
Income taxes are provided on taxable income at the statutory rates applicable to such income.
Income tax expense (benefit) consists of the following:

	Years Ended October 31,
	2010	2009	2008
	(In thousands)

Current:
Federal	$2,729	$413	$5,811
State	386	197	1,070
Foreign	(108)	(67)	(50)

	3,007	543	6,831
Deferred:	12,294	(43,609)	2,984

Income tax expense (benefit)	15,301	(43,066)	9,815
Income taxes from discontinued operations	—	30	13,040

	$15,301	$(43,036)	$22,855

The Company records the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and the amounts reported in the Company’s Consolidated Balance Sheets, as well as net operating losses and tax credit carry forwards. The carrying value of the net deferred tax assets reflects the Company’s assumption that the Company will be able to generate sufficient future taxable income to realize its deferred tax assets. This assumption is based on estimating future taxable income using the same forecasts used to test goodwill and intangibles for impairment, scheduling out the future reversal of existing taxable temporary differences, reviewing the Company’s most recent financial operations and analyzing federal and state NOL carry backs available to the Company. If the estimates and assumptions change in the future, the Company may be required to record a valuation allowance against a portion of its deferred tax assets. This could result in additional income tax expense in a future period in the Consolidated Statements of Income.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Significant components of the Company’s net deferred tax assets are as follows:

	October 31,
	2010	2009
	(In thousands)

Deferred tax assets:
Goodwill and intangibles	$28,003	$34,133
Tax loss carry backs and carry forwards	1,489	17,766
Property, plant and equipment	4,958	10,815
Pension and postretirement benefit obligation	1,946	2,932
Other employee benefit obligations	11,152	5,892
Accrued liabilities and reserves	2,317	3,352
Inventory	3,254	3,060
Other	279	196

Total deferred tax assets	$53,398	$78,146

Deferred income tax assets, non-current	$42,851	$57,535
Deferred income tax assets, current	10,547	20,611

Net deferred tax assets	$53,398	$78,146

Income tax expense (benefit) differs from the amount computed by applying the statutory federal income tax rate to income from continuing operations before income taxes for the following reasons:

	Years Ended October 31,
	2010	2009	2008
	(In thousands)

Income tax expense (benefit) at statutory tax rate	$13,826	$(62,701)	$9,033
Increase (decrease) in taxes resulting from:
State income taxes, net of federal effect	1,193	(3,695)	741
Change in deferred tax rate	327	(2,030)	(1,070)
Goodwill and intangibles	—	23,875	—
Transaction costs	—	—	908
Other items, net	(45)	1,485	203

	$15,301	$(43,066)	$9,815

Effective tax rate	38.7%	24.0%	38.0%
The Company’s annual effective tax rate for fiscal 2010 was 38.7% compared to 24.0% in fiscal 2009 and 38.0% in fiscal 2008. The tax rate benefit for 2009 is unusually low primarily due to the nondeductible portion of the goodwill impairment charge in the fiscal year.
The change in the deferred tax rates in 2009 and 2008 are primarily the result of changes in the overall structure of the Company following the Separation.
Other current assets on the Consolidated Balance Sheet include an income tax receivable of $2.6 million and $0.7 million as of October 31, 2010 and 2009, respectively. Current deferred income taxes on the Consolidated Balance Sheet of $20.6 million in 2009 include an $11.4 million tax refund associated with the carry back of operating losses to prior years. This refund was received in the second quarter of 2010. Noncurrent deferred income taxes in 2010 of $30.6 million include $41.7 million of deferred taxes and $1.2 million of state tax carry forwards of operating losses offset by a liability for unrecognized tax benefits of $12.3 million associated with the Separation.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
A reconciliation of the change in the unrecognized income tax benefits balance from November 1, 2007 to October 31, 2010 is as follows:

	Accrued	Unrecognized
	Interest and	Income Tax
	Penalties	Benefits
	(In thousands)
Balance at November 1, 2007	$37	$366
Additions for tax positions related to the current year	6	48
Additions for tax positions related to the Separation	—	16,585

Balance at October 31, 2008	$43	$16,999

Additions for tax positions related to the current year	—	9
Additions for tax positions related to the prior year	166	1,324

Balance at October 31, 2009	$209	$18,332

Additions for tax positions related to the current year	—	13
Additions for tax positions related to the prior year	227	270

Balance at October 31, 2010	$436	$18,615

The Company and its subsidiaries file income tax returns in the U.S. federal and various state jurisdictions as well as in Canada. The Company is not currently under a tax examination, but in certain jurisdictions the statute of limitations has not yet expired. The Company generally remains subject to examination of its U.S. federal income tax returns for 2007 and subsequent years. The Company generally remains subject to examination of its various state income tax returns for a period of four to five years from the date the return was filed. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the state of the federal change.
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
The unrecognized tax benefits at October 31, 2010 of $18.6 million (including $0.8 million for which the disallowance of such items would not affect the annual effective tax rate) primarily relate to the Separation as discussed in Note 1. For the years ended October 31, 2010 and 2009, the Company recognized $0.2 million and $0.2 million, respectively in interest and penalties, which are reported as Income tax expense in the Consolidated Statements of Income consistent with past practice. As of October 31, 2010, non-current unrecognized tax benefits of $6.3 million and $12.3 million are recorded in other liabilities and non-current deferred taxes, respectively.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. Long-Term Debt and Financing Arrangements
Long-term debt consists of the following:

	October 31,
	2010	2009
	(In thousands)

Revolving Credit Facility	$—	$—
City of Richmond, Kentucky Industrial Building Revenue Bonds	1,000	1,100
Scott County, Iowa Industrial Waste Recycling Revenue Bonds	800	1,000
Capital lease obligations and other	143	166

Total debt	$1,943	$2,266
Less maturities due within one year included in current liabilities	327	323

Long-term debt	$1,616	$1,943

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
As of October 31, 2010, the Company had no borrowings under the Credit Facility, and the Company was in compliance with all Credit Facility financial covenants. The availability under the Credit Facility is a function of both the facility amount utilized and meeting covenant requirements. Although there were no borrowings on the Credit Facility and only $6.5 million of outstanding letters of credit under the Credit Facility, the aggregate availability under the Credit Facility was limited by the Consolidated Leverage Ratio resulting in an availability of $209.4 million at October 31, 2010.
Other Debt Instruments
The City of Richmond, Kentucky Industrial Building Revenue Bonds were obtained as part of the acquisition of Mikron. These bonds are due in annual installments through October 2020. Interest is payable monthly at a variable rate. The average rate during fiscal 2010 and fiscal 2009 was 0.4% and 0.7%, respectively. These bonds are secured by the land, building and certain equipment of the Mikron East facility located in Richmond, Kentucky. In addition, a $1.0 million letter of credit under the Credit Facility serves as a conduit for making the scheduled payments.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
In June 1999, the Company borrowed $3.0 million through Scott County, Iowa Variable Rate Demand Industrial Waste Recycling Revenue Bonds Series 1999. The bonds require 15 annual principal payments of $200,000 beginning on July 1, 2000. The variable interest rate is established by the remarketing agent based on the lowest weekly rate of interest that would permit the sale of the bonds at par, on the basis of prevailing financial market conditions. Interest is payable on the first business day of each calendar month. Interest rates on these bonds during fiscal 2010 have ranged from 0.4% to 0.8%. These bonds are secured by a Letter of Credit.
Additional Debt Disclosures
The Company’s consolidated debt had a weighted average interest rate of 1.2% and 1.1% as of October 31, 2010 and October 31, 2009, respectively. Approximately 93% and 93% of the total debt had a variable interest rate at October 31, 2010 and 2009, respectively. As of October 31, 2010 and 2009, the Company’s debt of $1.9 million and $2.3 million approximates fair value as nearly all the Company’s debt is at a variable interest rate. As of October 31, 2010, the Company has $6.5 million in letters of credit, of which $5.7 million in letters of credit fall under the Credit Facility sublimit.
Aggregate maturities of long-term debt at October 31, 2010, are as follows (in thousands):

2011	$327
2012	328
2013	329
2014	323
2015	108
Thereafter	528

Total	$1,943

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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Funded Status and Net Periodic Benefit Cost
The funded status of the defined benefit pension plan at the respective year-ends was as follows:

	October 31,
	2010	2009
	(In thousands)
Change in Benefit Obligation
Benefit obligation at beginning of year(1)	$13,026	$7,003
Service cost	3,357	2,815
Interest cost	661	563
Actuarial loss (gain)	(284)	3,805
Benefits paid	(726)	(717)
Administrative expenses	(419)	(443)

Benefit obligation at end of year(1)	$15,615	$13,026

Change in Plan Assets
Fair value of plan assets at beginning of year	$7,287	$4,455
Actual return on plan assets	1,468	561
Employer contributions	5,340	3,430
Benefits paid	(726)	(717)
Administrative expenses	(419)	(442)

Fair value of plan assets at end of year	$12,950	$7,287

Funded Status	$(2,665)	$(5,739)

(1)	The benefit obligation is the projected benefit obligation.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	October 31,
	2010	2009
	(In thousands)
Amounts Recognized in the Consolidated Balance Sheet:
Other liabilities	$(2,665)	$(5,739)

Net amount recognized	$(2,665)	$(5,739)

Amounts Recognized in Accumulated Other Comprehensive Income (pretax):
Net actuarial (gain) loss	$(2,700)	$(3,844)
Net prior service cost (credit)	—	—
Net transition obligation (asset)	—	—

Total	$(2,700)	$(3,844)

The accumulated benefit obligation is the present value of pension benefits (whether vested or unvested) attributed to employee service rendered before the measurement date and based on employee service and compensation prior to that date. The accumulated benefit obligation differs from the projected benefit obligation in that it includes no assumption about future compensation levels. The accumulated benefit obligations of the Company’s pension plans as of the measurement dates in 2010 and 2009 were $14.8 million and $12.1 million, respectively. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were:

	October 31,
	2010	2009
	(In thousands)

Projected benefit obligation	$15,615	$13,026
Accumulated benefit obligation	14,829	12,055
Fair value of plan assets	12,950	7,287

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The net periodic benefit cost and other changes in plan assets and benefit obligations recognized in other comprehensive loss (income) (pretax) for the years ended October 31, 2010, 2009 and 2008 were:

	October 31,
	2010	2009	2008
	(In thousands)

Net Periodic Benefit Cost:
Service cost	$3,357	$2,815	$3,786
Interest cost	661	563	371
Expected return on plan assets	(754)	(407)	(334)
Amortization of unrecognized net loss	146	—	—

Net periodic benefit cost	$3,410	$2,971	$3,823

Other changes in plan assets and benefit obligations recognized in other comprehensive loss (income) (pretax):
Net loss (gain) arising during the period	$(998)	$3,651	$2,057
Prior service cost (credit) arising during the period	—	—	—

Amortization of gain (loss)	(146)	—	—
Amortization of prior service (cost) credit	—	—	—

Total recognized in other comprehensive loss (income)	$(1,144)	$3,651	$2,057

Total recognized in net periodic benefit cost and other comprehensive loss (income)	$2,266	$6,622	$5,880

The increase in net pension cost from 2009 to 2010 is primarily attributable to a decrease in the discount rate which effectively increases pension costs. The decrease in net pension cost from 2008 to 2009 is primarily attributable to an increase in the discount rate which effectively decreases pension costs and a decrease in participants from reducing headcount.
The amount of prior service cost and net actuarial loss for the defined benefit pension plans that is expected to be amortized from accumulated other comprehensive income and reported as a component of net periodic benefit cost during fiscal 2011 is $0 and $89 thousand, respectively.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Measurement Date and Assumptions
The Company uses an October 31 measurement date for its defined benefit plans. The Company generally determines its actuarial assumptions on an annual basis. The assumptions for the pension benefit calculations for the years ended October 31, are as follows:

	Pension Benefits
	October 31,
	2010	2009	2008

Weighted average assumptions to determine benefit obligation at year-end:
Discount rate	5.15%	5.65%	8.34%
Rate of compensation increase	4.00%	4.00%	4.00%

Weighted average assumptions to determine net periodic benefit costs:
Discount rate	5.65%	8.34%	6.47%
Expected return on plan assets	8.00%	8.00%	8.25%
Rate of compensation increase	4.00%	4.00%	4.00%
The discount rate is used to calculate the present value of the projected benefit obligation for pension benefits. The rate reflects the rate at which benefits could be effectively settled on the measurement date. For 2010, 2009 and 2008, the Company determined its discount rate based on a pension discount curve; and the rate represents the single rate that, if applied to every year of projected benefits payments, would result in the same discounted value as the array of rates that comprise the pension discount curve.
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
Plan Assets
The Company’s target allocation for the year ending October 31, 2010 and actual asset allocation by asset category and fair value measurements as of October 31, 2010 and 2009 are as follows:

		Actual Allocation at
	Target	October 31,
	Allocation	2010	2009

Equity securities	60.0%	60.0%	59.0%
Debt securities	40.0%	40.0%	41.0%

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Fair Value
	Measurements at
	October 31,
	2010	2009
	(In thousands)

Large Capitalization	$4,356	$2,427
Small Capitalization	1,830	1,002
International Equity	1,584	833

Equity Securities	$7,770	$4,262

High-Quality Core Bond	$2,561	$1,484
High-Quality Government Bond	1,297	745
High-Yield Bond	1,312	746

Debt Securities	$5,170	$2,975

Total Securities(1)	$12,940	$7,237

(1)	Quoted fair value prices are as of October 31, 2010 and 2009 and are quoted prices in active markets for identical assets (Level 1).
Inputs and valuation techniques used to measure the fair value of plan assets vary according to the type of security being valued. All of the equity and debt securities held directly by the plans are actively traded and fair values are determined based on quoted market prices.
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
Expected Benefit Payments and Funding
The Company’s pension funding policy generally has been to make the minimum annual contributions required by applicable regulations while considering targeted funded percentages. In fiscal 2010, the Company decided to modify its funding strategy and accelerate contributions to target a 100% funding threshold. Additionally, the Company will consider funding fiscal year requirements early in the fiscal year to potentially maximize returns on assets. During the third quarter 2010, the Company contributed $2.7 million in addition to minimum funding requirements to achieve a 100% funded threshold. In fiscal 2010 and 2009, the Company made total pension contributions of $5.3 million and $3.4 million, respectively.
During fiscal 2011, the Company expects to contribute approximately $1.9 million to the pension plan to reach targeted funding levels and meet minimum contribution requirements. For the pension benefit plan, this is comprised of expected contributions to the plan. Expected contributions are dependent on many variables, including the variability of the market value of the assets as compared to the obligation and other market or regulatory conditions. In addition, the Company takes into consideration its business investment opportunities and resulting cash requirements. Accordingly, actual funding may differ greatly from current estimates.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Total benefit payments expected to be paid to participants, which include payments funded from the Company’s assets, as discussed above, as well as payments paid from the plan are as follows:

Pension
Years Ended October 31,	Benefits
(In thousands)

2011	602
2012	1,065
2013	1,315
2014	1,678
2015	1,545
2016 - 2020	11,449
Postretirement Benefit Plan
The Company provides certain healthcare and life insurance benefits for a small number of eligible retired employees employed prior to January 1, 1993. Certain employees may become eligible for those benefits if they reach normal retirement age while working for the Company. The Company continues to fund benefit costs on a pay-as-you-go basis. At October 31, 2010, the Company had a total liability of $1.1 million of which $0.1 million was recorded in Accrued liabilities and $1.0 million was recorded in Deferred pension and postretirement benefits on the Consolidated Balance Sheets. At October 31, 2009, the Company had a total liability of $1.0 million of which $0.1 million was recorded in Accrued liabilities and $0.9 million was recorded in Deferred pension and postretirement benefits on the Consolidated Balance Sheets.
Defined Contribution Plans
The Company also has defined contribution plans to which both employees and the Company make contributions. Effective April 1, 2009, the Company temporarily suspended its matching contributions to the Quanex Building Products Salaried and Non-Union Employee 401(k) Plan as part of its efforts to reduce controllable spending. Effective February 1, 2010, these matching contributions were reinstated. The Company matches 50% up to the first 5% of employee deferrals. The Company contributed approximately $2.2 million, $1.1 million and $3.0 million to these plans in fiscal 2010, 2009 and 2008, respectively. The increase in contributions from 2009 to 2010 primarily resulted from the Company reinstating its matching contributions to the Quanex Building Products Salaried and Non-Union 401(K) Plan effective February 1, 2010. The reduction in contributions from 2008 to 2009 primarily resulted from the Company suspending its matching contributions to the Quanex Building Products Salaried and Non-Union 401(K) Plan effective April 1, 2009 as part of its efforts to reduce controllable spending. No shares of the Company’s common stock were held by the Company’s defined contribution plan as of October 31, 2010 and 2009 as Company stock is no longer an investment option offered under the Plan.
Other
Quanex has a Supplemental Benefit Plan covering certain key officers of the Company. Earned vested benefits under the Supplemental Benefit Plan were approximately $1.1 million, $0.7 million and $4.2 million at October 31, 2010, 2009 and 2008, respectively. As of October 31, 2008, $4.0 million of the total liability was recorded in Accrued liabilities, as the Company distributed this amount during fiscal 2009 with the remaining $0.3 million recorded as part of Other (non-current) liabilities. The entire October 31, 2010 and 2009 balance is recorded as part of Other (non-current) liabilities. The Company also has a non-qualified Deferred Compensation Plan covering members of the Board of Directors and certain key employees of the Company. The estimated market values of the Deferred Compensation Plan as of October 31, 2010, 2009 and 2008, respectively were approximately $5.0 million, $5.2 million and $2.9 million.

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
For financial reporting purposes three of the Company’s four operating segments, Homeshield, Truseal and Mikron, have been aggregated into the Engineered Products reportable segment. The remaining operating segment, Nichols Aluminum, is reported as a separate reportable segment. The financial performance of the operations is based upon operating income.
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
For the year ended October 31, 2010, no one customer represented 10% or more of the consolidated net sales of the Company. For the year ended October 31, 2009, one customer, Andersen Corporation, represented $62.7 million or 11% of the consolidated net sales of the Company. For the year ended October 31, 2008, one customer, Associated Materials, Inc., represented $105.8 million or 12% of the consolidated net sales of the Company. Both of the Company’s segments make sales to both Andersen Corporation and Associated Materials, Inc. Following is selected segment information.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	For the Years Ended October 31,
	2010	2009	2008(1)
	(In thousands)

Net Sales:
Engineered Products	$361,062	$323,319	$407,896
Aluminum Sheet Products	449,529	273,728	479,925
Intersegment Eliminations	(12,277)	(12,037)	(18,888)

Consolidated	$798,314	$585,010	$868,933

Depreciation and Amortization:
Engineered Products	19,760	23,365	26,082
Aluminum Sheet Products	8,334	8,954	8,793
Corporate & Other	120	134	193

Consolidated	$28,214	$32,453	$35,068

Operating Income (Loss) (3):
Engineered Products	34,278	(140,378)	30,001
Aluminum Sheet Products	30,223	(26,416)	40,260
Corporate & Other (1)	(27,204)	(12,304)	(49,161)

Consolidated	$37,297	$(179,098)	$21,100

Capital Expenditures:
Engineered Products	9,789	8,025	10,644
Aluminum Sheet Products	4,806	7,523	4,236
Corporate & Other	125	148	140

Consolidated	$14,720	$15,696	$15,020

Identifiable Assets:
Engineered Products	258,919	273,252	439,047
Aluminum Sheet Products	152,113	138,615	197,436
Corporate, Intersegment Eliminations & Other	179,756	129,977	42,989
Discontinued Operations(2)	462	1,756	1,375

Consolidated	$591,250	$543,600	$680,847

(1)
Corporate & Other includes transaction-related expenditures of $26.5 million during the year ended October 31, 2008 compared to $0.1 million during fiscal 2009. These 2008 transaction related expenses represent $2.9 million of spin-off transaction costs, $22.8 million non-cash expense related to the modification of stock-based compensation awards and $0.8 million related to the acceleration of executive incentive and other benefits. For additional discussion of the stock-based compensation modification impact, see Note 14.

(2)
As more fully described in Notes 1 and 3, in January 2010, management committed to a plan to shut down the operations of its start-up facility in China; therefore, the China assets are included in discontinued operations for all periods presented.

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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Net Sales by Product Information
Reportable segment net sales separately reflect revenues for each group of similar products. The Engineered Products segment sells window and door components and the Aluminum Sheet Products segment sells aluminum mill sheet products.
Geographic Information
Operations of the Company and all long-lived assets are located in the United States. Net sales by geographic region are attributed to countries based on the location of the customer and are as follows:

	Years Ended October 31,
	2010	2009	2008
	(In thousands)
Net Sales
United States	$691,508	$514,949	$768,759

Mexico	12,277	6,519	15,109
Canada	67,856	42,246	65,736
Asian countries	15,810	13,758	6,536
European countries	10,048	7,210	11,860
Other foreign countries	815	328	933

Total foreign	106,806	70,061	100,174

Total net sales	$798,314	$585,010	$868,933

13. Stockholders’ Equity
The Company’s authorized capital stock consists of 125,000,000 shares of Common Stock, par value $0.01 per share, and 1,000,000 shares of Preferred Stock, no par value, as of October 31, 2010. As of October 31, 2010 and 2009, there were no shares of Preferred Stock issued or outstanding.
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
During the year ended October 31, 2010, the Company purchased 250,000 shares of treasury stock at a cost totaling $4.3 million. In addition, to facilitate the winding down of the rabbi trust, the Company transferred 102,125 shares held by the trust into treasury stock at cost. As of October 31, 2010, there were 351,626 shares of treasury stock, and the remaining shares authorized for repurchase in the program was 750,000. There were no shares of treasury stock at October 31, 2009.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Rabbi Trust
The Company’s rabbi trust held Quanex Corporation common stock which was recorded as a contra-equity at historical cost prior to the Separation. Upon completion of the Separation, the rabbi trust was separated between Quanex Building Products Corporation and Gerdau. For each share held in the Quanex Building Products rabbi trust, merger proceeds of $39.20 per share and one share of Quanex Building Products common stock were received. The shares of Quanex Building Products common stock are recorded at the same historical cost as the Quanex Corporation common stock and are reported as contra-equity. The merger proceeds equated to $4.0 million to the rabbi trust, which was recorded as income in Other, net during the second fiscal quarter of 2008. During the third fiscal quarter of 2008, Quanex Building Products received $3.6 million of cash from the rabbi trust as reimbursement for deferred compensation payments made by Quanex Building Products. The rabbi trust’s remaining merger proceeds of $0.4 million as of October 31, 2009 are consolidated in Prepaid and other current assets. As of October 31, 2009, the rabbi trust held 102,125 shares of Quanex Building Products’ common stock. To facilitate the winding down of the rabbi trust, the Company transferred shares held by the trust into treasury stock at cost. As of October 31, 2010, there were no shares of Quanex Building Products’ common stock held in the rabbi trust.
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
The Company’s stock-based compensation expense prior to the Separation on April 23, 2008 was driven by stock awards issued by the Company’s predecessor, Quanex Corporation. The Company’s stock-based compensation following the Separation is related to the Company’s stock awards only and is governed by the 2008 Plan. In all instances, the stock-based compensation recorded in Selling, general and administrative expense included in continuing operations relates to employees or former employees of the Company’s building products operating divisions, Quanex Building Products Corporation corporate employees and non-employee directors of the Company. Stock-based compensation expense related to the Company’s former vehicular products business, former corporate employees as of the Separation and former directors as of the Separation is reflected in discontinued operations for all periods presented. Stock-based compensation for the years ended October 31, 2010, 2009 and 2008 for the Company’s continuing operations was as follows:

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Years Ended October 31,
	2010	2009	2008
	(In thousands)
Modification — stock options	$—	$—	$21,696
Modification — restricted stock	—	—	1,061

Modification — subtotal	—	—	22,757
Stock option expense	2,812	1,912	2,568
Restricted stock amortization	1,393	1,271	806
Restricted stock units	251	246	247

Total pretax stock-based compensation expense included in income from continuing operations	$4,456	$3,429	$26,378

Income tax benefit related to stock-based compensation included in net income	$1,724	$1,313	$10,050

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
The Company has not capitalized any stock-based compensation cost as part of inventory or fixed assets during the years ended October 31, 2010, 2009 and 2008. Cash received from option exercises and tax benefits from stock option exercises and lapses on restricted stock prior to the Separation are reflected in discontinued operations’ cash flows from financing activities. Since the Separation on April 23, 2008, cash proceeds from stock option exercises and the related tax benefits are a component of financing cash flows from continuing operations. Cash received from stock option exercises for the year ended October 31, 2010 was $0.4 million. The actual tax benefit realized for the tax deductions from stock option exercises and lapses on restricted stock totaled $0.1 million. There were no stock option exercises as of October 31, 2009 and 2008.
Stock Options
The Company uses the Black-Scholes-Merton option-pricing model to estimate the fair value of its stock options. The 2010, 2009 and 2008 valuation assumptions pertain to grants made by Quanex Building Products Corporation subsequent to the Separation on April 23, 2008. A description of the methodology for the valuation assumption follows:
•
Expected Volatility —For the 2010, 2009 and 2008 grants following the Separation, expected volatility was determined based on the historical data available for peer companies as Quanex Building Products Corporation is a new company with no historical price data available. The expected volatility assumption is adjusted if future volatility is expected to vary from historical experience.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
•
Expected Term — The expected term of options represents the period of time that options granted are expected to be outstanding and falls between the option’s vesting and contractual expiration dates. Quanex Building Products Corporation is a new company with no company specific exercise behavior available. Accordingly, for the 2010, 2009 and 2008 grants following the Separation, expected term was determined based on historical data from Quanex Corporation considering that Quanex Corporation’s employee group was the most similar to Quanex Building Products Corporation’s employee group. Separate groups of employees that have similar historical exercise behavior are considered separately. Accordingly, the expected term range given below results from certain groups of employees exhibiting different behavior.

•	Risk-Free Rate — The risk-free rate is based on the yield at the date of grant of a zero-coupon U.S. Treasury bond whose maturity period equals the option’s expected term.

•
Expected Dividend Yield — For the 2010, 2009, and 2008 grants following the Separation, this valuation assumption was based on the expected dividend yield of Quanex Building Products Corporation following the Separation.

The fair value of each option was estimated on the date of grant. The following is a summary of valuation assumptions for grants during the years ended October 31, 2010, 2009 and 2008:

	Grants During the
	Years Ended October 31,
Valuation assumptions	2010	2009	2008

Weighted-average expected volatility	55.0%	47.0%	39.0%
Expected term (in years)	4.9-5.1	4.9-5.1	4.9-5.1
Risk-free interest rate	2.0%	1.6%	2.8%
Expected dividend yield over expected term	1.0%	1.0%	1.0%
Weighted-average grant-date fair value per share	$7.38	$3.21	$5.24
The fluctuation in the weighted average grant-date fair value is primarily related to the Company’s stock price; for Quanex Building Products Corporation, the weighted-average market price on the date of grant was $16.39 in 2010 compared to $8.24 in 2009 and $14.90 in 2008.

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

			Weighted-Average	Aggregate
		Weighted-Average	Remaining	Intrinsic
		Exercise Price Per	Contractual	Value
	Shares	Share	Term (in years)	(000s)

Outstanding at October 31, 2009	1,409,921	$12.38
Granted	359,790	16.39
Exercised	(38,641)	11.42
Cancelled/Expired	(6,769)	12.56

Outstanding at October 31, 2010	1,724,301	13.24	7.8	$8,249

Vested or expected to vest at October 31, 2010	1,641,503	13.23	7.7	$7,864

Exercisable at October 31, 2010	844,039	13.67	7.2	$3,675

The total intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the year ended October 31, 2010 was $0.3 million. No options were exercised during fiscal year 2009 or 2008 under the 2008 Plan. The total fair value of shares vested during the year ended October 31, 2010 and October 31, 2009 was $2.1 million and $1.8 million, respectively. Total unrecognized compensation cost related to stock options granted under the 2008 Plan was $2.4 million as of October 31, 2010. That cost is expected to be recognized over a weighted-average period of 1.5 years.
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
The total intrinsic value of options exercised during the fiscal 2008 period prior to the Separation was $0.1 million. The total fair value of options vested during the 2008 period prior to the Separation was $1.3 million. The total fair value of shares vested in connection with the Separation (reflecting the modification) was $10.8 million.
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
The total intrinsic value of options exercised during the fiscal 2008 period prior to the Separation was $3.7 million. The total fair value of options vested during the 2008 period prior to the Separation was $2.1 million. The total fair value of shares vested in connection with the Separation in April 2008 (reflecting the modification) was $4.0 million.
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
The total intrinsic value of options exercised during the fiscal 2008 period prior to the Separation was $0.1 million. All stock options under this plan were vested as of October 31, 2005.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Restricted Stock
Under the 2008 Plan, common stock may be awarded to key employees, officers and non-employee directors. The recipient is entitled to all of the rights of a shareholder, except that during the forfeiture period the shares are nontransferable. The awards vest over a specified time period, but typically either immediately vest or cliff vest over a three-year period with service as the vesting condition. Upon issuance of stock under the plan, fair value is measured by the grant date price of the Company’s shares. This fair value is then expensed over the restricted period with a corresponding increase to additional paid-in-capital. A summary of non-vested restricted shares at October 31, 2009, and changes during the year ended October 31, 2010 follows.

		Weighted-
		Average Grant-
		Date Fair Value
	Shares	Per Share

Nonvested at October 31, 2009	312,049	$12.38
Granted	74,900	16.21
Vested	(8,333)	15.55

Nonvested at October 31, 2010	378,616	13.07

For the following discussion, the Separation and periods prior to the Separation include restricted stock awards awarded to former vehicular products employees whose expense is reported in discontinued operations. However, just prior to the Separation, restrictions on all outstanding restricted stock awards lapsed. Therefore, all activity post Separation would relate to the Company’s continuing operations. Restricted stock awards prior to Separation were granted under the predecessor plans as described previously. The weighted-average grant-date fair value of restricted stock granted during the year ended October 31, 2010 and October 31, 2009 was $16.21 and $7.82, respectively. The weighted-average grant-date fair value of restricted stock granted during the year ended October 31, 2008 and post Separation was $15.16. The total fair value of restricted stock vested during the years ended October 31, 2010 and 2009 were $0.1 million and $0.1 million, respectively. The total fair value of restricted stock vested in 2008 prior to the Separation and in connection with the Separation were $2.3 million and $2.2 million, respectively. Total unrecognized compensation cost related to unamortized restricted stock awards was $1.7 million as of October 31, 2010. That cost is expected to be recognized over a weighted-average period of 1.4 years.
Restricted Stock Units
Restricted stock units (RSUs) were first awarded for the scheduled October 31, 2006 grant to non-employee directors in lieu of restricted stock. Beginning in fiscal 2010, RSUs were awarded to key employees. RSUs granted prior to the Separation were granted under the 2006 Plan, and RSUs granted post Separation were granted under the 2008 Plan. RSUs prior to the Separation were cash settled at Separation, and outstanding RSUs as of October 31, 2010 are under the 2008 Plan. RSUs are not considered to be outstanding shares of common stock and do not have voting rights. Holders of RSUs receive cash for an equivalent amount of cash dividends paid on the underlying common stock. Upon the earlier of the date the director ceases to be a board member or a change of control or upon vesting for the employee grants, each RSU is payable in cash in an amount equal to the market value of one share of the Company’s common stock. Accordingly, the RSU liability will be adjusted to fair market value at each reporting date. The Company granted 29,388, 9,426, and 18,191 RSU awards in 2010, 2009, and 2008, respectively. The fair market value per share of the outstanding awards was $18.02 and $14.87 as of October 31, 2010 and 2009, respectively, and the aggregate amount charged to expense with respect to these awards was $0.3 million, $0.2 million, and $0.2 million in fiscal 2010, 2009, and 2008, respectively. The number of RSU awards outstanding as of October 31, 2010 and 2009 was 46,132 and 27,617, respectively.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
15. Commitments
Quanex has operating leases for certain real estate and equipment. Rental expense for the years ended October 31, 2010, 2009, and 2008 was $4.8 million, $4.8 million, and $4.9 million, respectively. Quanex is a party to non-cancelable purchase obligations primarily for natural gas and aluminum scrap used in the manufacturing process. Amounts purchased under these purchase obligations for the years ended October 31, 2010, 2009 and 2008 were $1.6 million, $17.5 million and $2.4 million, respectively.
Future minimum payments as of October 31, 2010, by year and in the aggregate under operating leases having original non-cancelable lease terms in excess of one year and estimated non-cancellable purchase obligations with remaining terms in excess of a year as of October 31, 2010, by year and in the aggregate were as follows (in thousands):

	Operating	Purchase
	Leases	Obligations
2011	$4,456	$3,534
2012	4,320	351
2013	4,090	—
2014	3,908	—
2015	2,713	—
Thereafter	1,803	—

Total	$21,290	$3,885

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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
As described below, the Company currently is engaged in remediation activities at one of its plant sites. The total associated environmental reserve and corresponding recovery as of October 31, 2010 and October 31, 2009 were as follows:

	October 31,	October 31,
	2010	2009
	(In thousands)

Current(1)	$1,564	$1,485
Non-current	12,027	1,767

Total environmental reserves	$13,591	$3,252

Receivable for recovery of remediation costs(2)	$12,747	$3,437

Approximately $1.4 million of the October 31, 2010 reserve represents administrative costs; the balance represents estimated costs for investigation, studies, cleanup, and treatment. The reserve has not been discounted. As discussed below, an associated $12.7 million and $3.4 million undiscounted recovery from indemnitors of remediation costs at one plant site is recorded as of October 31, 2010 and October 31, 2009, respectively. The increase in the environmental reserve during the year ended October 31, 2010 is primarily due to revisions in remediation plans.
The Company’s Nichols Aluminum-Alabama, LLC (NAA) subsidiary operates a plant in Decatur, Alabama that is subject to an Alabama Hazardous Wastes Management and Minimization Act Post-Closure Permit. Among other things, the permit requires NAA to remediate, as directed by the state, historical environmental releases of wastes and waste constituents. Consistent with the permit, NAA has undertaken various studies of site conditions and, during the first quarter of 2006, started a phased program to treat in-place free product petroleum that had been released underneath the plant. During the second quarter 2010, NAA submitted to the state the first component of its proposed workplan for implementing a site-wide remedy; the full workplan was submitted to the state during the third quarter 2010. Based on its current plans, which remain subject to revision and to state approval, the Company’s remediation reserve at NAA’s Decatur plant is $13.6 million. NAA was acquired through a stock purchase in which the sellers agreed to indemnify Quanex and NAA for identified environmental matters related to the business and based on conditions initially created or events initially occurring prior to the acquisition. Environmental conditions are presumed to relate to the period prior to the acquisition unless proved to relate to releases occurring entirely after closing. The limit on indemnification is $21.5 million excluding legal fees. While the Company’s current estimates indicate it will not reach this limit, changing circumstances could result in additional costs or expense that are not foreseen at this time. In accordance with the indemnification, the indemnitors paid the first $1.5 million of response costs and have been paying 90% of ongoing costs. Based on its experience to date, its estimated cleanup costs going forward, and costs incurred to date as of October 31, 2010, the Company expects to recover from the sellers’ shareholders an additional $12.7 million. Of that, $12.2 million is recorded in Other assets on the Consolidated Balance Sheets, and the balance is reflected in Accounts receivable on the Consolidated Balance Sheets.
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

(1)	Reported in Accrued liabilities on the Consolidated Balance Sheets

(2)	Reported in Accounts receivable and Other assets on the Consolidated Balance Sheets

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Company currently expects to pay the accrued remediation reserve through at least fiscal 2034, although some of the same factors discussed earlier could accelerate or extend the timing.
Asset Retirement Obligations
The Company has asset retirement obligations at certain Engineered Products leased facilities due to leasehold improvements constructed for the Company’s manufacturing processes. Upon lease termination, the Company may be required to remove the leasehold improvements per the lease agreements. As of October 31, 2010 and 2009 the Company has asset retirement obligations for these leasehold improvements of $0.8 million and $0.8 million, respectively, which is included in Other liabilities on the Company’s Consolidated Balance Sheets.
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
18. Fair Value Measurement of Assets and Liabilities
The Company holds Money Market Fund investments that are classified as cash equivalents and are measured at fair value on a recurring basis, based on quoted prices in active markets for identical assets (Level 1). The Company had cash equivalent investments totaling approximately $180.6 million and $118.8 million at October 31, 2010 and October 31, 2009, respectively. In addition, the Company’s pension plan assets are measured at fair value on a recurring basis, based on quoted prices in active markets for identical assets (Level 1), see Note 11 for additional information.
As of October 31, 2010, the Company did not have any assets or liabilities obtained from readily available pricing sources for comparable instruments (Level 2) or requiring measurement at fair value without observable market values that would require a high level of judgment to determine fair value (Level 3).

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
19. Other Income (Expense)
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
20. Quarterly Results of Operations (Unaudited)
The following sets forth the selected quarterly information for the years ended October 31, 2010 and 2009.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands except per share amounts)

2010(3):
Net sales	$151,422	$199,386	$225,203	$222,303

Cost of sales(1)	126,134	167,626	184,799	182,290

Depreciation and amortization(2)	7,334	7,035	6,639	7,206

Impairment of goodwill and intangibles	—	—	—	—
Operating income (loss)	1,847	5,679	16,199	13,572
Income (loss) from continuing operations	1,083	4,384	10,429	8,305
Net income (loss)	194	4,313	10,281	8,310
Earnings per share:
Basic earnings (loss) from continuing operations	$0.03	$0.12	$0.28	$0.22
Basic earnings (loss)	$0.01	$0.12	$0.28	$0.22

Diluted earnings (loss) from continuing operations	$0.03	$0.12	$0.27	$0.22
Diluted earnings (loss)	$0.01	$0.11	$0.27	$0.22

2009(3):
Net sales	$112,888	$113,206	$163,977	$194,939
Cost of sales(1)	106,662	104,385	128,996	149,285
Depreciation and amortization(2)	8,647	7,864	7,938	8,004
Impairment of goodwill and intangibles	137,299	45,263	—	—
Operating income (loss)	(155,374)	(56,988)	12,712	20,552
Income (loss) from continuing operations	(120,274)	(39,972)	8,349	15,818
Net income (loss)	(120,413)	(40,146)	8,137	15,331
Earnings per share:
Basic earnings (loss) from continuing operations	$(3.22)	$(1.07)	$0.22	$0.42
Basic earnings (loss)	$(3.23)	$(1.08)	$0.22	$0.41

Diluted earnings (loss) from continuing operations	$(3.22)	$(1.07)	$0.22	$0.42
Diluted earnings (loss)	$(3.23)	$(1.08)	$0.22	$0.41

(1)	Cost of sales excludes depreciation and amortization shown separately.

(2)	Depreciation and amortization represent depreciation and amortization directly associated with or allocated to products sold and services rendered and excludes corporate depreciation and amortization.

(3)	As more fully described in Notes 1 and 3, the Company’s start-up facility in China is reported in discontinued operations for all periods presented.

QUANEX BUILDING PRODUCTS CORPORATION
SUPPLEMENTARY FINANCIAL DATA
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

		Charged
	Balance at	(Credited)				Balance at
	Beginning	to Costs &				End
Description	of Year	Expenses		Write-offs	Other	of Year
	(In thousands)

Allowance for doubtful accounts(1):
Year ended October 31, 2010	$1,696	$(482	)(2)	$(178)	$1	$1,037
Year ended October 31, 2009	1,892	607		(785)	(18)	1,696
Year ended October 31, 2008	2,058	323		(397)	(92)	1,892

Inventory reserves (primarily LIFO) (1):
Year ended October 31, 2010	$8,165	$5,444		$(840)	$(1)	$12,768
Year ended October 31, 2009	15,358	(6,353)		(832)	(8)	8,165
Year ended October 31, 2008	14,733	1,210		(548)	(37)	15,358

(1)
As more fully described in Notes 1 and 3, the Company’s start-up facility in China, former Vehicular Products segment and non-building products related corporate accounts are reported in discontinued operations for all periods presented.

(2)
During the fiscal year ended 2009, a customer filed for Chapter 11 bankruptcy, so a special reserve was recorded. During the second quarter of fiscal 2010, the customer completed its balance sheet restructuring and emerged from bankruptcy resulting in a reversal of the special reserve.

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
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of October 31, 2010. Deloitte & Touche LLP, the registered public accounting firm that audited the financial statements contained in this report, has issued an attestation report on the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Quanex Building Products Corporation
Houston, Texas
We have audited the internal control over financial reporting of Quanex Building Products Corporation and subsidiaries (the “Company”) as of October 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended October 31, 2010 of the Company and our report dated December 20, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ DELOITTE & TOUCHE LLP
Houston, Texas
December 20, 2010

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Pursuant to General Instruction G(3) to Form 10-K, additional information on directors, executive officers and corporate governance of the Registrant is incorporated herein by reference from the Registrant’s Definitive Proxy Statement or an amendment to this Form 10-K to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended October 31, 2010.

Item 11.	Executive Compensation
Pursuant to General Instruction G(3) to Form 10-K, information on executive compensation is incorporated herein by reference from the Registrant’s Definitive Proxy Statement or an amendment to this Form 10-K to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended October 31, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Pursuant to General Instruction G(3) to Form 10-K, information on security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference from the Registrant’s Definitive Proxy Statement or an amendment to this Form 10-K to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended October 31, 2010.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Pursuant to General Instruction G(3) to Form 10-K, information on certain relationships and related transactions, and director independence is incorporated herein by reference from the Registrant’s Definitive Proxy Statement or an amendment to this Form 10-K to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended October 31, 2010.

Item 14.	Principal Accountant Fees and Services
Pursuant to General Instruction G(3) to Form 10-K, information on principal accountant fees and services is incorporated herein by reference from the Registrant’s Definitive Proxy Statement or an amendment to this Form 10-K to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended October 31, 2010.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) Listing of Documents

Page
1. Financial Statements

Report of Independent Registered Public Accounting Firm	47

Consolidated Balance Sheets	48

Consolidated Statements of Income	49

Consolidated Statements of Stockholders’ Equity	50

Consolidated Statements of Cash Flow	52

Notes to Consolidated Financial Statements	53

2. Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts	93

Schedules not listed or discussed above have been omitted as they are either inapplicable or the required information has been given in the Consolidated Financial Statements or the notes thereto.

3. Exhibits	99

EXHIBIT INDEX

Exhibit
Number		Description of Exhibits

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

	10.13
Amendment to Lease by and between W.R. Sandwith and Michael G. Ritter Partnership and Mikron Washington LLC, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Reg. No. 001-33913) for the quarter ended April 30, 2010.

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
Quanex Building Products Corporation

By:	/s/ David D. Petratis David D. Petratis	December 20, 2010
Chairman of the Board, President and
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David D. Petratis David D. Petratis	Chairman of the Board, President and Chief Executive Officer	December 20, 2010

/s/ Donald G. Barger, Jr. Donald G. Barger, Jr.	Director	December 20, 2010

/s/ Susan F. Davis Susan F. Davis	Director	December 20, 2010

/s/ William C. Griffiths William C. Griffiths	Director	December 20, 2010

/s/ LeRoy D. Nosbaum LeRoy D. Nosbaum	Director	December 20, 2010

/s/ Joseph D. Rupp Joseph D. Rupp	Director	December 20, 2010

/s/ Curtis M. Stevens Curtis M. Stevens	Director	December 20, 2010

/s/ Brent L. Korb Brent L. Korb	Senior Vice President—Finance Chief Financial Officer (Principal Financial Officer)	December 20, 2010

/s/ Deborah M. Gadin Deborah M. Gadin	Vice President and Controller (Principal Accounting Officer)	December 20, 2010