Form 10-Q
period 2011-01-31
Quanex Building Products CORP
filed 2011-03-11
CIK 1423221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2011
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 4, 2011
Common Stock, par value $0.01 per share	37,901,434

QUANEX BUILDING PRODUCTS CORPORATION
INDEX

PART I. FINANCIAL INFORMATION	1

Item 1: Financial Statements (Unaudited)

Consolidated Balance Sheets —January 31, 2011 and October 31, 2010	1

Consolidated Statements of Income — Three Months Ended January 31, 2011 and 2010	2

Consolidated Statements of Cash Flow — Three Months Ended January 31, 2011 and 2010	3

Consolidated Statement of Stockholders’ Equity — Three Months Ended January 31, 2011	4

Notes to Consolidated Financial Statements	5

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3: Quantitative and Qualitative Disclosures About Market Risk	28

Item 4: Controls and Procedures	29

PART II. OTHER INFORMATION	30

Item 1A: Risk Factors	30

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 6: Exhibits	31

Exhibit 10.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 31,	October 31,
	2011	2010
	(In thousands except share amounts)
ASSETS
Current assets:
Cash and equivalents	$182,466	$187,178
Accounts receivable, net of allowance of $1,031 and $1,037	49,388	87,007
Inventories	56,097	45,200
Deferred income taxes	14,406	10,547
Prepaid and other current assets	8,170	8,229
Current assets of discontinued operations	—	462

Total current assets	310,527	338,623
Property, plant and equipment, net	134,452	135,517
Deferred income taxes	29,754	30,563
Goodwill	25,189	25,189
Intangible assets, net	43,897	44,668
Other assets	16,793	16,690

Total assets	$560,612	$591,250

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$53,424	$70,986
Accrued liabilities	30,673	43,447
Current maturities of long-term debt	327	327
Current liabilities of discontinued operations	—	30

Total current liabilities	84,424	114,790
Long-term debt	1,601	1,616
Deferred pension and postretirement benefits	3,934	3,667
Non-current environmental reserves	12,027	12,027
Other liabilities	23,150	17,718

Total liabilities	125,136	149,818

Stockholders’ equity:
Preferred stock, no par value, shares authorized 1,000,000; issued and outstanding — none	—	—
Common stock, $0.01 par value, shares authorized 125,000,000; issued 37,901,434 and 37,862,441, respectively	379	379
Additional paid-in-capital	239,302	238,079
Retained earnings	203,945	210,366
Accumulated other comprehensive income (loss)	(1,663)	(1,757)

	441,963	447,067
Less treasury stock at cost, 398,109 and 351,626 shares, respectively	(6,487)	(5,635)

Total stockholders’ equity	435,476	441,432

Total liabilities and stockholders’ equity	$560,612	$591,250

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	January 31,
	2011	2010
	(In thousands, except per share amounts)

Net sales	$159,808	$151,422
Cost and expenses:
Cost of sales (exclusive of items shown separately below)	139,655	126,134
Selling, general and administrative	20,294	16,107
Depreciation and amortization	7,525	7,334

Operating income (loss)	(7,666)	1,847
Interest expense	(121)	(124)
Other, net	100	78

Income (loss) from continuing operations before income taxes	(7,687)	1,801
Income tax benefit (expense)	2,959	(718)

Income (loss) from continuing operations	(4,728)	1,083
Income (loss) from discontinued operations, net of taxes	(12)	(889)

Net income (loss)	$(4,740)	$194

Basic earnings per common share:
Earnings (loss) from continuing operations	$(0.13)	$0.03
Income (loss) from discontinued operations	—	(0.02)

Basic earnings (loss) per share	$(0.13)	$0.01

Diluted earnings per common share:
Earnings (loss) from continuing operations	$(0.13)	$0.03
Income (loss) from discontinued operations	—	(0.02)

Diluted earnings (loss) per share	$(0.13)	$0.01

Weighted-average common shares outstanding:
Basic	37,092	37,340
Diluted	37,092	37,797
The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Three Months Ended
	January 31,
	2011	2010
	(In thousands)
Operating activities:
Net income (loss)	$(4,740)	$194
(Income) loss from discontinued operations	12	889
Adjustments to reconcile net income (loss) to cash provided by operating activities from continuing operations:
Depreciation and amortization	7,542	7,352
Deferred income taxes	(3,197)	654
Stock-based compensation	1,291	1,097
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Decrease (increase) in accounts receivable	37,513	24,262
Decrease (increase) in inventory	(10,889)	(2,200)
Decrease (increase) in other current assets	(598)	257
Increase (decrease) in accounts payable	(19,164)	(18,382)
Increase (decrease) in accrued liabilities	(9,903)	(5,929)
Increase (decrease) in income taxes payable	191	23
Increase (decrease) in deferred pension and postretirement benefits	268	721
Other, net	2,356	23

Cash provided by (used for) operating activities from continuing operations	682	8,961
Cash provided by (used for) operating activities from discontinued operations	(68)	(202)

Cash provided by (used for) operating activities	614	8,759

Investing activities:
Capital expenditures	(4,124)	(3,727)
Executive life insurance proceeds	683	—
Other, net	74	—

Cash provided by (used for) investing activities from continuing operations	(3,367)	(3,727)
Cash provided by (used for) investing activities from discontinued operations	—	—

Cash provided by (used for) investing activities	(3,367)	(3,727)

Financing activities:
Repayments of long-term debt	(15)	(14)
Common stock dividends paid	(1,501)	(1,132)
Issuance of common stock from stock option exercises, including related tax benefits	579	26
Purchase of treasury stock	(1,504)	—
Other, net	392	(201)

Cash provided by (used for) financing activities from continuing operations	(2,049)	(1,321)
Cash provided by (used for) financing activities from discontinued operations	(392)	201

Cash provided by (used for) financing activities	(2,441)	(1,120)

Effect of exchange rate changes on cash and equivalents	22	8
Less: (Increase) decrease in cash and equivalents from discontinued operations	460	1

Increase (decrease) in cash and equivalents from continuing operations	(4,712)	3,921
Cash and equivalents at beginning of period	187,178	123,499

Cash and equivalents at end of period	$182,466	$127,420

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

				Accumulated
		Additional		Other		Total
	Common	Paid-in	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
Three Months Ended January 31, 2011	(In thousands, except per share amounts)
Balance at October 31, 2010	$379	$238,079	$210,366	$(1,757)	$(5,635)	$441,432
Net income (loss)			(4,740)			(4,740)
Common dividends ($0.04 per share)			(1,501)			(1,501)
Treasury shares purchased, at cost					(1,504)	(1,504)
Stock-based compensation activity:
Stock-based compensation earned		1,223				1,223
Stock options exercised			(96)		652	556
Restricted stock awards						—
Stock-based compensation tax benefit						—
Other	—	—	(84)	94	—	10

Balance at January 31, 2011	$379	$239,302	$203,945	$(1,663)	$(6,487)	$435,476

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
In January 2010, management committed to a plan to close its start-up facility in China due to the contraction of demand and the Company’s ability to serve the overseas thin film solar panel market from its U.S. operations. Accordingly, the China assets and liabilities, results of operations and cash flows are reported as discontinued operations for all periods presented. Unless otherwise noted, all disclosures in the notes accompanying the consolidated financial statements reflect only continuing operations.
The interim unaudited consolidated financial statements of the Company include all adjustments which, in the opinion of management, are necessary for a fair presentation of the Company’s financial position and results of operations. All such adjustments are of a normal recurring nature. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying footnotes. Estimates and assumptions about future events and their effects cannot be perceived with certainty. Estimates may change as new events occur, as more experience is acquired, as additional information becomes available and as the Company’s operating environment changes. Actual results could differ from estimates. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2010.
2. New Accounting Pronouncements
In December 2010, the Financial Accounting Standards Board (FASB) issued ASC Topic No. 2010-29 Business Combinations (ASC Topic 805) — Disclosure of Supplementary Pro Forma Information for Business Combinations which amended ASC Topic 805 “Business Combinations” to specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the year had occurred as of the beginning of the comparable prior annual reporting period only. The ASC also expands the supplemental pro forma disclosures under ASC Topic 805 to include a description of the nature and the amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The ASC is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010 (November 1, 2011 for the Company). Early adoption is permitted. The Company will disclose information in accordance with the ASC within all financial statements issued after the effective date.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
In December 2010, the FASB issued ASC Topic No. 2010-28 Intangibles—Goodwill and Other (ASC Topic 350) — When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts which amended ASC Topic 350 “Goodwill and Other.” The ASC requires an entity with reporting units that have carrying amounts that are zero or negative to assess whether it is more likely than not that the reporting units’ goodwill is impaired. If the entity determines that it is more likely than not that the goodwill of one or more of its reporting units is impaired, the entity is required to perform Step 2 of the goodwill impairment test for those reporting unit(s) and record any resulting impairment as a cumulative-effect adjustment to beginning retained earnings. The provisions of this ASC are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010 (November 1, 2011 for the Company). Early adoption is not permitted. The Company does not expect the adoption of this ASC to have a material impact on the Company’s consolidated financial statements.
In January 2010, the FASB issued ASC Topic No. 2010-06, Fair Value Measurements and Disclosures (ASC Topic 820) — Improving Disclosures About Fair Value Measurements. The ASC requires new disclosures about transfers into and out of Levels 1 (fair value determined based on quoted prices in active markets for identical assets and liabilities) and 2 (fair value determined based on significant other observable inputs) and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. Except for the detailed Level 3 roll-forward disclosures, the new standard is effective for the Company for interim and annual reporting periods beginning after December 31, 2009 (February 1, 2010 for the Company). The requirement to provide detailed disclosures about the purchases, sales, issuances and settlements in the roll-forward activity for Level 3 fair value measurements is effective for the Company for interim and annual reporting periods beginning after December 31, 2010 (February 1, 2011 for the Company). Other than requiring additional disclosures, none that currently impact the Company; the adoption of this new guidance does not have a material impact on the Company’s Consolidated Financial Statements.
3. Acquired Intangible Assets
Intangible assets consist of the following (in thousands):

	As of January 31, 2011		As of October 31, 2010
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Customer relationships	$21,200	$6,556	$21,200	$6,291
Trademarks and trade names	33,530	9,522	33,530	9,156
Patents	11,560	6,315	11,560	6,175

Total	$66,290	$22,393	$66,290	$21,622

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The aggregate amortization expense for the three month period ended January 31, 2011 was $0.8 million. The aggregate amortization expense for the three month period ended January 31, 2010 was $0.8 million. Estimated amortization expense for the next five years, based upon the amortization of pre-existing intangibles follows:

Fiscal Years Ending	Estimated
October 31,	Amortization
(In thousands)

2011 (remaining nine months)	$2,312
2012	$3,082
2013	$3,020
2014	$2,986
2015	$2,921
4. Inventories
Inventories consist of the following:

	January 31,	October 31,
	2011	2010
	(In thousands)
Raw materials	$22,590	$18,823
Finished goods and work in process	31,039	23,756

	53,629	42,579
Supplies and other	2,468	2,621

Total	$56,097	$45,200

Fixed costs related to excess manufacturing capacity, if any, have been expensed in the period, and therefore, are not capitalized into inventory. The values of inventories in the consolidated balance sheets are based on the following accounting methods:

	January 31,	October 31,
	2011	2010
	(In thousands)
LIFO	$28,654	$20,122
FIFO	27,443	25,078

Total	$56,097	$45,200

An actual valuation of inventory under the last in, first out (LIFO) method can be made only at the end of each year based on the inventory costs and levels at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory costs and levels. Because these are subject to many factors beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation which could significantly differ from interim estimates. To estimate the effect of LIFO on interim periods, the Company performs a projection of the year-end LIFO reserve and considers expected year-end inventory pricing and expected inventory levels. Depending on this projection, the Company may record an interim allocation of the projected year-end LIFO calculation. This projection resulted in zero interim LIFO allocation for the three months ended January 31, 2011. With respect to inventories valued using the LIFO method, replacement cost exceeded the LIFO value by approximately $10.1 million as of January 31, 2011 and October 31, 2010.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Earnings and Dividends Per Share
Earnings Per Share
Basic and diluted earnings per share from continuing operations for the three months ended January 31, 2011 are identical as the Company reported a loss from continuing operations. The computational components of basic and diluted earnings per share from continuing operations for the three months ended January 31, 2010 are below (shares and dollars in thousands except per share amounts):

	For the Three Months Ended
	January 31, 2010
			Per
	Income	Shares	Share
	(Numerator)	(Denominator)	Amount
Basic earnings and earnings per share	$1,083	37,340	$0.03

Effect of dilutive securities:
Common stock equivalents arising from stock options	—	200
Restricted stock	—	155
Common stock held by rabbi trust	—	102

Diluted earnings and earnings per share	$1,083	37,797	$0.03

The computation of diluted earnings per share excludes outstanding options and other common stock equivalents in periods where inclusion of such potential common stock instruments would be anti-dilutive in the periods presented. When income from continuing operations is a loss, all potential dilutive instruments are excluded from the computation of diluted earnings per share as they would be anti-dilutive. Accordingly, for the three months ended January 31, 2011, 0.2 million of restricted stock and 0.4 million of common stock equivalents were excluded from the computation of diluted earnings per share as the Company had a loss from continuing operations.
For the three months ended January 31, 2011 and 2010, the Company had 0.5 million and 0.5 million, respectively, of securities that are potentially dilutive in future earnings per share calculations. Such dilution will be dependent on the excess of the market price of the Company’s stock over the exercise price and other components of the treasury stock method.
Dividends Per Share
The Company pays a quarterly cash dividend on the Company’s common stock. During the three months ended January 31, 2011, the Company paid $0.04 cash dividend per common share. During the three months ended January 31, 2010, the Company paid $0.03 cash dividend per common share.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Comprehensive Income
Comprehensive income comprises net income and all other non-owner changes in equity, including foreign currency translation, pension related adjustments and realized and unrealized gains and losses on derivatives, if any. Comprehensive income for the three months ended January 31, 2011 and 2010 was as follows:

	Three Months Ended
	January 31,
	2011	2010
	(In thousands)
Comprehensive income (loss):
Net income (loss)	$(4,740)	$194
Foreign currency translation adjustment	92	13
Other	2	—

Total comprehensive income (loss), net of taxes	$(4,646)	$207

7. Long-Term Debt and Capital Lease Obligations
Long-term debt consists of the following:

	January 31,	October 31,
	2011	2010
	(In thousands)
Revolving Credit Facility	$—	$—
City of Richmond, Kentucky Industrial Building Revenue Bonds	1,000	1,000
Scott County, Iowa Industrial Waste Recycling Revenue Bonds	800	800
Capital lease obligations and other	128	143

Total debt	$1,928	$1,943
Less maturities due within one year included in current liabilities	327	327

Long-term debt	$1,601	$1,616

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
As of January 31, 2011, the Company had no borrowings under the Credit Facility, and the Company was in compliance with all Credit Facility financial covenants. The availability under the Credit Facility is a function of both the facility amount utilized and meeting covenant requirements. Although there were no borrowings on the Credit Facility and only $5.7 million of outstanding letters of credit under the Credit Facility, the aggregate availability under the Credit Facility was limited by the Consolidated Leverage Ratio resulting in an availability of $190.3 million at January 31, 2011.
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
The components of net periodic pension cost are as follows:

	Three Months Ended
	January 31,
	2011	2010
	(In thousands)
Pension Benefits
Service cost	$937	$752
Interest cost	200	132
Expected return on plan assets	(258)	(127)
Amortization of unrecognized net loss	22	35

Net periodic pension cost	$901	$792

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Company’s pension funding policy generally has been to make the minimum annual contributions required by applicable regulations while considering targeted funded percentages. In fiscal 2010, the Company decided to modify its funding strategy and accelerate contributions to target a 100% funding threshold. Additionally, the Company will consider funding fiscal year requirements early in the fiscal year to potentially maximize returns on assets. During the three months ended January 31, 2011, the Company contributed $0.7 million, to its defined benefit plan. The Company estimates that it will contribute approximately $1.2 million for the remainder of fiscal 2011. Expected contributions are dependent on many variables, including the variability of the market value of the assets as compared to the obligation and other market or regulatory conditions. In addition, the Company takes into consideration its business investment opportunities and resulting cash requirements. Accordingly, actual funding may differ greatly from current estimates.
Defined Contribution Plans
The Company has defined contribution plans to which both employees and the Company make contributions. Effective April 1, 2009, the Company temporarily suspended its matching contributions to the Quanex Building Products Salaried and Non-Union Employee 401(k) Plan as part of its efforts to reduce controllable spending. Effective February 1, 2010, these matching contributions were reinstated. The Company matches 50% up to the first 5% of employee deferrals. For the three months ended January 31, 2011, the Company contributed $0.8 million. For the three months ended January 31, 2010, the Company made no contributions.
9. Industry Segment Information
Quanex has two reportable segments: Engineered Products and Aluminum Sheet Products. The Engineered Products segment produces systems, finished products and components serving the OEM residential window and door industry, while the Aluminum Sheet Products segment produces mill finished and coated aluminum sheet serving the home construction and remodeling markets and transportation market. The main market drivers of both segments are residential remodeling activity and housing starts. Additionally, the Aluminum Sheet Products segment results are influenced by aluminum prices.
The Company measures its inventory at the segment level on a FIFO or weighted-average basis; however at the consolidated Company level, approximately half of the inventory is measured on a LIFO basis. The LIFO reserve is computed on a consolidated basis as a single pool and is thus treated as a corporate expense. See Note 4 to the financial statements for more information. LIFO inventory adjustments along with corporate office charges and intersegment eliminations are reported as Corporate, Intersegment Eliminations or Other. The Company accounts for intersegment sales and transfers as though the sales or transfers were to third parties, that is, at current market prices. Intersegment sales, related cost of sales, and intercompany profit are eliminated in consolidation at Corporate. Corporate assets primarily include cash and equivalents partially offset by the Company’s consolidated LIFO inventory reserve:

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended
	January 31,
	2011	2010
	(In thousands)
Net Sales:
Engineered Products	$84,010	$72,809
Aluminum Sheet Products	79,138	81,563
Intersegment Eliminations	(3,340)	(2,950)

Consolidated	$159,808	$151,422

Operating Income (Loss):
Engineered Products	$(649)	$4,077
Aluminum Sheet Products	551	3,634
Corporate & Other	(7,568)	(5,864)

Consolidated	$(7,666)	$1,847

	January 31,	October 31,
	2011	2010
	(In thousands)
Identifiable Assets:
Engineered Products	$245,371	$258,919
Aluminum Sheet Products	136,303	152,113
Corporate, Intersegment Eliminations & Other	178,938	179,756
Discontinued Operations [1]	—	462

Consolidated	$560,612	$591,250

Goodwill:
Engineered Products	$25,189	$25,189

Consolidated	$25,189	$25,189

10. Stock-Based Compensation
Effective with the Separation on April 23, 2008, the Company established the Quanex Building Products Corporation 2008 Omnibus Incentive Plan (the 2008 Plan). The 2008 Plan provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units (RSUs), performance stock awards, performance unit awards, annual incentive awards, other stock-based awards and cash-based awards. The 2008 Plan is administered by the Compensation and Management Development Committee of the Board of Directors and allows for immediate, graded or cliff vesting options, but options must be exercised no later than ten years from the date of grant. The aggregate number of shares of common stock authorized for grant originally under the 2008 Plan was 2,900,000. In February 2011, the 2008 Plan was amended by shareholders to increase the aggregate number of shares available for awards by an additional 2,400,000 shares. Any officer, key employee and/or non-employee director of the Company or any of its affiliates is eligible for awards under the 2008 Plan. The initial awards granted under the 2008 Plan were on April 23, 2008; service is the vesting condition.

[1]
In January 2010, management committed to a plan to shut down the operations of its start-up facility in China; therefore, the China assets are included in discontinued operations for all periods presented.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Company’s practice is to grant options and restricted stock or RSUs to non-employee directors on October 31st of each year, with an additional grant of options to each director on the date of his or her first anniversary of service. Additionally, the Company’s practice is to grant options and restricted stock or RSUs to employees at the Company’s December board meeting and occasionally to key employees as deemed appropriate at other times during the year. The exercise price of the option awards is equal to the closing market price on these pre-determined dates. The Company generally issues shares from treasury stock, if available, to satisfy stock option exercises. If there are no shares in treasury stock, the Company issues additional shares of common stock. The Company has not capitalized any stock-based compensation cost as part of inventory or fixed assets during the three months ended January 31, 2011 and 2010.
Restricted Stock Awards
Under the 2008 Plan, common stock may be awarded to key employees, officers and non-employee directors. The recipient is entitled to all of the rights of a shareholder, except that during the forfeiture period the shares are nontransferable. The awards vest over a specified time period, but typically either immediately vest or cliff vest over a three-year period with service as the vesting condition. Upon issuance of stock under the plan, fair value is measured by the grant-date price of the Company’s shares. This fair value is then expensed over the restricted period with a corresponding increase to additional paid-in-capital. A summary of non-vested restricted stock award changes during the three months ended January 31, 2011 follows:

		Weighted Average
		Grant-Date Fair
	Shares	Value Per Share

Non-vested at October 31, 2010	378,616	$13.07
Granted	64,200
Forfeited	(25,207)

Non-vested at January 31, 2011	417,609	$13.62

The weighted-average grant-date fair value of restricted stock granted during the three months ended January 31, 2011 and 2010 was $16.90 and $16.21 per share, respectively. There were no restricted shares that vested during the three months ended January 31, 2011 or January 31, 2010. Total unrecognized compensation cost related to unamortized restricted stock awards was $2.3 million as of January 31, 2011. That cost is expected to be recognized over a weighted-average period of 2.0 years.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Stock Options
As described in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2010, the Company uses the Black-Scholes-Merton option-pricing model to estimate the fair value of its stock options. The fair value of each option was estimated on the date of grant. The following is a summary of valuation assumptions and resulting grant-date fair values for grants during the following periods:

	Three Months Ended
	January 31,
	2011	2010

Weighted-average expected volatility	53.0%	55.0%
Expected term (in years)	4.9-5.1	4.9-5.1
Risk-free interest rate	1.6%	2.1%
Expected dividend yield over expected term	1.0%	1.0%
Weighted-average grant-date fair value per share	$7.30	$7.32
Below is a table summarizing the stock option shares activity for the 2008 Plan since October 31, 2010:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
		Price Per	Contractual	Value
	Shares	Share	Term (in years)	(000s)

Outstanding at October 31, 2010	1,724,301	$13.24
Granted	352,600	16.90
Exercised	(40,166)	13.86
Forfeited	(1,167)	12.45

Outstanding at January 31, 2011	2,035,568	13.86	7.8	$11,463

Vested or expected to vest at January 31, 2011	1,942,684	13.81	7.8	$11,025

Exercisable at January 31, 2011	1,070,889	$13.02	7.2	$6,933

The total intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the three months ended January 31, 2011 and 2010 was $0.2 million and $31 thousand, respectively. The total fair value of shares vested during the three months ended January 31, 2011 was $1.3 million. Total unrecognized compensation cost related to stock options granted under the 2008 Plan was $3.9 million as of January 31, 2011. That cost is expected to be recognized over a weighted-average period of 2.0 years.
11. Income Taxes
The provision for income taxes is determined by applying an estimated annual effective income tax rate to income from continuing operations before income taxes. The rate is based on the most recent annualized forecast of pretax income, permanent book versus tax differences and tax credits. The Company’s estimated annual effective tax rate for the three months ended January 31, 2011 is 38.5% compared to the estimated annual effective tax rate of 39.9% for the three months ended January 31, 2010.
Prepaid and other current assets on the Consolidated Balance Sheets include an income tax receivable of $2.6 million as of January 31, 2011 and October 31, 2010.
The non-current deferred income tax asset amount reflected on the Consolidated Balance Sheets as of January 31, 2011 of $29.8 million includes a net non-current deferred income tax asset of $41.1 million, an estimated state net operating loss (NOL) benefit of $1.1 million, and a non-current liability for an unrecognized tax benefit of $12.4 million, related to the Separation.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Non-current unrecognized tax benefit of $6.4 million as of January 31, 2011 is related to the Separation and state tax items regarding the interpretations of tax laws and regulations and is recorded in Other liabilities on the Consolidated Balance Sheets. The total unrecognized tax benefit at January 31, 2011 is $18.8 million (including $0.9 million for which the disallowance of such items would not affect the annual effective tax rate).
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
As described below, the Company currently is engaged in remediation activities at one of its plant sites. The total associated environmental reserve and corresponding recovery as of January 31, 2011 and October 31, 2010 were as follows:

	January 31,	October 31,
	2011	2010
	(In thousands)

Current	$1,372	$1,564
Non-current[1]	12,027	12,027

Total environmental reserves	13,399	13,591

Receivable for recovery of remediation costs[2]	$12,506	$12,747

Approximately $1.3 million of the January 31, 2011 reserve represents administrative costs; the balance represents estimated costs for investigation, studies, cleanup, and treatment. The reserve has not been discounted. As discussed below, an associated $12.5 million and $12.7 million undiscounted recovery from indemnitors of remediation costs at one plant site is recorded as of January 31, 2011 and October 31, 2010, respectively.

[1]	Reported in Accrued liabilities on the Consolidated Balance Sheets.

[2]	Reported in Accounts receivable and Other assets on the Consolidated Balance Sheets.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Company’s Nichols Aluminum-Alabama, LLC (NAA) subsidiary operates a plant in Decatur, Alabama that is subject to an Alabama Hazardous Wastes Management and Minimization Act Post-Closure Permit. Among other things, the permit requires NAA to remediate, as directed by the state, historical environmental releases of wastes and waste constituents. Consistent with the permit, NAA has undertaken various studies of site conditions and, during the first quarter 2006, started a phased program to treat in-place free product petroleum that had been released underneath the plant. During the second quarter 2010, NAA submitted to the state the first component of its proposed workplan for implementing a site-wide remedy; the full workplan was submitted to the state during the third quarter 2010. Based on those plans, which NAA expects to refine subject to state approval, the Company’s remediation reserve at NAA’s Decatur plant is $13.4 million. NAA was acquired through a stock purchase in which the sellers agreed to indemnify Quanex and NAA for identified environmental matters related to the business and based on conditions initially created or events initially occurring prior to the acquisition. Environmental conditions are presumed to relate to the period prior to the acquisition unless proved to relate to releases occurring entirely after closing. The limit on indemnification is $21.5 million excluding legal fees. While the Company’s current estimates indicate it will not reach this limit, changing circumstances could result in additional costs or expense that are not foreseen at this time. In accordance with the indemnification, the indemnitors paid the first $1.5 million of response costs and have been paying 90% of ongoing costs. Based on its experience to date, its estimated cleanup costs going forward, and costs incurred to date as of January 31, 2011, the Company expects to recover from the sellers’ shareholders an additional $12.5 million. Of that, $12.1 million is recorded in Other assets on the Consolidated Balance Sheets, and the balance is reflected in Accounts receivable on the Consolidated Balance Sheets.
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
13. Warranty Obligations
The Company’s estimated obligations for warranty are accrued concurrently with the revenue recognized. The Company makes provisions for its warranty obligations based upon historical experience incurred for such obligations adjusted, as necessary, for current conditions and factors. Due to the significant uncertainties and judgments involved in estimating the Company’s warranty obligations, including changing product designs, variance in customer installation process and future claims experience varying from historical claims experience, the ultimate amount incurred for warranty costs could change in the near and long term from the current estimate.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table provides a reconciliation of the activity related to the Company’s accrued warranty, including both the current (reported in Accrued liabilities on the Consolidated Balance Sheets) and long-term portions (reported in Other liabilities on the Consolidated Balance Sheets), for the three months ended January 31, 2011 and 2010:

January 31,
2011
(In thousands)

Balance at October 31, 2010	$3,697
Provision for warranty expense	2,232
Warranty costs paid	(309)

Total accrued warranty	$5,620
Less long-term portion	4,159

Current accrued warranty	$1,461

During the three months ended January 31, 2011, the reserve was increased by $2.1 million related to a rise in projected claim experience for a legacy product that was discontinued some years ago.
14. Fair Value Measurement of Assets and Liabilities
The Company holds Money Market Fund investments that are classified as cash equivalents and are measured at fair value on a recurring basis, based on quoted prices in active markets for identical assets (Level 1). The Company had cash equivalent investments totaling approximately $178.4 million and $180.6 million at January 31, 2011 and October 31, 2010, respectively. Inputs and valuation techniques used to measure the fair value of the Company’s pension plan assets vary according to the type of security being valued. All of the equity and debt securities held directly by the plans are actively traded and fair values are determined based on quoted market prices. As of January 31, 2011 and October 31, 2010, the fair value of pension plan assets was $13.3 million and $12.9 million, respectively. As of January 31, 2011, the Company did not have any assets or liabilities obtained from readily available pricing sources for comparable instruments (Level 2) or requiring measurement at fair value without observable market values that would require a high level of judgment to determine fair value (Level 3).
15. Stock Repurchase Program and Treasury Stock
On May 27, 2010, the Board of Directors approved a stock repurchase program of 1.0 million shares. The Company’s objectives of this program are to manage the dilution created by shares issued under stock-based compensation plans and to repurchase shares opportunistically. The Company records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. The Company uses a moving-average method on the subsequent reissuance of shares, and any resulting proceeds in excess of cost are credited to additional paid in capital while any deficiency is charged to retained earnings.
As of October 31, 2010, the number of shares in treasury was 351,626. During the three months ended January 31, 2011, the Company purchased 86,649 shares at a cost of $1.5 million offset by shares issued for stock option exercises for a net increase to the number of shares in treasury to 398,109 as of January 31, 2011. The remaining shares authorized for repurchase in the program was 663,351 as of January 31, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
The discussion and analysis of Quanex Building Products Corporation and its subsidiaries’ financial condition and results of operations should be read in conjunction with the January 31, 2011 Consolidated Financial Statements of the Company and the accompanying notes and in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2010. References made to the “Company” or “Quanex” include Quanex Building Products Corporation and its subsidiaries and Quanex Corporation (Predecessor to Quanex Building Products Corporation) unless the context indicates otherwise.
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
Factors exist that could cause the Company’s actual results to differ materially from the expected results described in or underlying the Company’s forward-looking statements. Such factors include domestic and international economic activity, prevailing prices of aluminum scrap and other raw material costs, the rate of change in prices for aluminum scrap, energy costs, interest rates, construction delays, market conditions, particularly in the home building and remodeling markets, any material changes in purchases by the Company’s principal customers, labor supply and relations, environmental regulations, changes in estimates of costs for known environmental remediation projects and situations, world-wide political stability and economic growth, warranty obligations, the Company’s successful implementation of its internal operating plans, acquisition strategies and integration, performance issues with key customers, suppliers and subcontractors, and regulatory changes and legal proceedings. Accordingly, there can be no assurance that the forward-looking statements contained herein will occur or that objectives will be achieved. All written and verbal forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors. For more information, see Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K, for the year ended October 31, 2010.
About Third-Party Information
In this report, the Company relies on and refers to information regarding industry data obtained from market research, publicly available information, industry publications, U.S. government sources and other third parties. Although the Company believes the information is reliable, it cannot guarantee the accuracy or completeness of the information and has not independently verified it.

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

Consolidated Results of Operations
Summary Information

	Three Months Ended
	January 31,
	2011	2010	Change	%
		(Dollars in millions)
Net sales	$159.8	$151.4	$8.4	5.5
Cost of sales[1]	139.7	126.1	13.6	10.8
Selling, general and administrative	20.3	16.2	4.1	25.3
Depreciation and amortization	7.5	7.3	0.2	2.7

Operating income (loss)	(7.7)	1.8	(9.5)	(527.8)

Interest expense	(0.1)	(0.1)	—	—
Other, net	0.1	0.1	—	—
Income tax (expense) benefit	3.0	(0.7)	3.7	(528.6)

Income (loss) from continuing operations	$(4.7)	$1.1	$(5.8)	(527.3)

Overview
Net sales were up $8.4 million or 5.5% during the first fiscal quarter of 2011 compared to the year ago quarter despite the continued weak condition of the Company’s primary end markets: U.S. residential remodeling activity and housing starts. The increase in net sales is primarily attributable to the addition of new customers, new products and customers building inventory to meet pre-buying demand ahead of the December 31, 2010 expiration of the $1,500 energy efficient window tax credit. November 2010 and December 2010 orders were stronger than the Company anticipated, but, as expected January 2011 orders were weaker. Despite the rise in net sales, operating income fell by $9.5 million during the first quarter of 2011 compared to the year ago quarter as a result of costs associated with rationalizing operations, higher raw material costs and warranty expense at Engineered Products, and lower shipped pounds at Aluminum Sheet Products.
The Company believes that consumer demand for more energy efficient products and its ability to provide innovative window and door systems, in addition to stand-alone components, along with its new sales and marketing efforts will help fuel organic growth. The Company works closely with customers in all phases of product development, which is critical to increasing revenue and a significant factor for its success in this otherwise difficult period. Efforts are also ongoing to increase business in the repair and remodel segment of the residential market. Demographics for long-term housing demand in the U.S. remain favorable when factoring the projected population increase and continuing immigration. Quanex began cross-selling initiatives in 2010 that combine the design, engineering and marketing talent within Engineered Products. The Company believes that taking a more disciplined approach to the way it seeks new business opportunities will make it a more successful company and a stronger competitor by offering a broader range of customers a more robust slate of systems, products and services. Additionally, the Company is elevating its programs to develop more energy efficient products. These programs and initiatives coupled with an eventual return to a more normal housing market will benefit Quanex over the long-term.
Business Segments
Quanex has two reportable segments: Engineered Products and Aluminum Sheet Products. The Engineered Products segment produces systems, finished products, and components serving the OEM residential window and door industry, while the Aluminum Sheet Products segment produces mill finished and coated aluminum sheet serving the home construction and remodeling markets and transportation market. The primary market drivers of both segments are residential remodeling activity and housing starts.

[1]	Exclusive of items shown separately below.

For financial reporting purposes, three of the Company’s four operating segments, Homeshield, Truseal and Mikron, have been aggregated into the Engineered Products reportable segment. The remaining operating segment, Aluminum Sheet Products (Nichols Aluminum), is reported as a separate reportable segment. Corporate & Other is comprised of corporate office expenses and certain inter-division eliminations. The sale of products between segments is recognized at market prices. The financial performance of the operations is based upon operating income. The segments follow the accounting principles described in Item 1, Note 1 to the consolidated financial statements of the Company’s 2010 Form 10-K. The two reportable segments value inventory on a FIFO or weighted-average basis while the LIFO reserve relating to those operations accounted for under the LIFO method of inventory valuation is computed on a consolidated basis in a single pool and treated as a corporate item.
Three Months Ended January 31, 2011 Compared to Three Months Ended January 31, 2010
Engineered Products

	Three Months Ended
	January 31,
	2011	2010	Change	%
	(Dollars in millions)
Net sales	$84.0	$72.8	$11.2	15.4
Cost of sales[1]	68.5	54.6	13.9	25.5
Selling, general and administrative	10.8	8.9	1.9	21.3
Depreciation and amortization	5.4	5.2	0.2	3.8

Operating income (loss)	$(0.7)	$4.1	$(4.8)	(117.1)

The primary market drivers for the Engineered Products segment are U.S. residential remodeling activity (approx. 60% of sales) and housing starts (approx. 40% of sales). Engineered Products outperformed U.S. residential window shipments during the first fiscal quarter of 2011 with net sales up 15.4% over the year ago quarter. Comparatively, Ducker Worldwide, a nationally recognized business-to-business market research company, data indicated U.S. residential window shipments were down 5.0%. The expiration of the $1,500 window tax credit in December 2010 helped drive the volume growth during the first fiscal quarter of 2011, although volume in the month of January 2011 declined slightly compared to the previous two months from the hangover effect. Additionally, the increased sales in the first fiscal quarter of 2011 reflect the continuing progress we are making with the Company’s sales initiatives with large and regional window and door customers. The Company believes it is gaining traction with its sales programs and new products.
Net sales less Cost of sales at Engineered Products for the three months ended January 31, 2011 compared to the same period last year declined by $2.7 million. Net sales less Cost of sales as a percent of Net sales for the three months ended January 31, 2011 is below the same 2010 period by 6.5%. Margins declined year over year from higher raw material costs and temporary increases in labor expense as the Company used overtime to meet a hike in orders in November and December; additionally, the first fiscal quarter of 2010 benefited from hourly labor savings associated with the strike at the segment’s Barbourville, Kentucky facility in mid-December 2009. Further reducing margins during the three months ended January 31, 2011 was $3.1 million of costs associated with plant consolidations and closing as the Company rationalized production facilities. The Company finished the building consolidation project at its facility in Kent, Washington where four buildings have been consolidated to one, and the Company closed a facility in The Dalles, Oregon. Of the $3.1 million in plant consolidation costs, $1.3 million is recognized in Cost of sales. These building consolidations will reduce operating costs going forward. During the three months ended January 31, 2011, $2.1 million of expense was recognized in Cost of sales to increase the warranty reserve associated with a legacy product that was discontinued some years ago. Because the establishment of the warranty reserve is an inherently uncertain process involving estimates of the number of future claims and the cost to settle claims, the Company’s ultimate losses may differ from the warranty reserve and future adjustments to the reserve may be necessary.

[1]	Exclusive of items shown separately below.

The increase in Selling, general and administrative costs for the year were primarily attributable to $1.4 million (included in the total $3.1 million discussed above) of costs associated with the aforementioned plant consolidations and closing during the first fiscal quarter of 2011. The majority of the $1.4 million represents an estimated liability to terminate a facility operating lease; if the associated sublease differs from the sublease assumptions used to derive the reserve, additional expense or a recovery of expense could be recognized in future periods. Furthermore, the Company incurred $0.7 million of additional sales and marketing expenses in 2011 associated with the roll out of new products and programs. Benefiting the comparative 2011 results is $1.0 million of costs associated with the aforementioned strike in mid December 2009 (partially offset by the direct labor savings in Cost of sales).
Depreciation and amortization has increased in 2011 compared to 2010 primarily due to $0.3 million (included in the total $3.1 million discussed above) of accelerated depreciation related to the plant consolidations and closing.
The Company formally announced Project Nexus in February 2010, a long-term organic growth program focused on connecting the sales, marketing, and product development efforts of its Engineered Products operating divisions: Mikron, Truseal and Homeshield. The Company believes it will drive profitable growth at Engineered Products by furthering the goal of becoming the leading energy efficient expert in the market by offering customers state-of-the-art engineering, design and marketing support. The organic growth program is comprised of related initiatives to execute this strategy: The sales, marketing and engineering efforts of these three divisions operated independently in the past. Today, the Engineered Products’ sales and marketing employees have been organized into a single team to better utilize their combined capabilities to expand sales opportunities to the existing customer base. Additionally, the new sales and marketing structure is focused on developing and capturing more regional OEM opportunities. Regional OEMs, a customer class the Company has historically underserved, are believed to comprise about 60% of the market. The engineering resources across Engineered Products are also working together to develop products and systems that provide customers with the latest innovations in technology and energy efficiency. The Company is in the early stages of this long-term organic growth initiative but believes that it could have a valuable impact on the long-term growth and profitability of Engineered Products. The Company will be investing in additional resources in fiscal 2011 to support this organic growth effort. Annual incremental operating expenses and capital expenditures necessary associated with this initiative will be approximately $4.0 million and $3.0 million, respectively in fiscal 2011.
Aluminum Sheet Products

	Three Months Ended
	January 31,
	2011	2010	Change	%
	(Dollars in millions)
Net sales	$79.1	$81.6	$(2.5)	(3.1)
Cost of sales[1]	74.4	74.3	0.1	0.1
Selling, general and administrative	2.0	1.6	0.4	25.0
Depreciation and amortization	2.1	2.1	—	—

Operating income (loss)	$0.6	$3.6	$(3.0)	(83.3)

Shipped pounds	52.2	61.1	(8.9)	(14.6)
The primary market drivers for the Aluminum Sheet Products segment are U.S. residential remodeling activity and housing starts (together approximately 70% of the segment’s sales) and transportation (approximately 20% of the segment’s sales) markets.

[1]	Exclusive of items shown separately below.

The decrease in net sales at the Aluminum Sheet Products segment for the first quarter of fiscal 2011 was the result of a 15% decrease in shipped pounds during the period compared to the same period of 2010, partially offset by an increase in average selling price per pound of 14%. The Aluminum Association reported U.S. demand for the type of aluminum sheet the Company sells was up 10% from the year ago quarter while the segment’s first quarter sheet shipments were down 15%. Part of the Company’s underperformance can be attributed to relatively weak building and construction demand in the quarter, where Quanex has a sizable presence, compared to relatively strong distribution and transportation demand, where Quanex has a relatively small presence. Additionally, at this time last year, the Company’s customers were aggressively restocking to meet pre-buying demand ahead of the expiration of the $8,000 first time home buyers tax credit compared to the first quarter of 2011 where they were destocking. The Company’s facilities also had planned and unplanned outages in the first fiscal quarter of 2011, some of which were deferred from last year because of strong demand throughout much of fiscal 2010 and the Company’s commitment to give its customers uninterrupted service during that time. Average selling price increased primarily due to higher London Metal Exchange (LME) aluminum prices. LME aluminum prices are the most commonly used index for correlating aluminum sheet prices.
Selling, general and administrative costs increased by $0.4 million for the three months ended January 31, 2011 compared to the same 2010 period primarily due to a reduction in estimated bad debt expense during the first quarter of 2010 as one customer’s credit rating improved during that period.
Operating income decreased at the Aluminum Sheet Products segment for the three months ended January 31, 2011, compared to prior year primarily as a result of lower shipped pounds. This decline was partially offset by an increase in spreads (sales price less material costs). First quarter of fiscal 2011 spreads increased by 9% over the same 2010 period and up 11% over the sequential fourth quarter. The higher spread was generally a result of rising aluminum prices. The Aluminum Sheet Products’ operating income and margins are impacted by changes in LME aluminum prices as its material spread is correlated with aluminum prices over time. Declines in aluminum prices generally result in spread compression; however, as aluminum prices rebound, spread and profits generally expand.
On January 31, 2011, Quanex announced it signed a definitive agreement with Lauren International to acquire Edgetech for $107.0 million in an all cash transaction. Edgetech is headquartered in Cambridge, Ohio, and has three manufacturing facilities (U.S., U.K. and Germany) that produce and market a full line of warm edge insulating glass spacer systems for window and door customers in North America and abroad. Edgetech will be part of Quanex’s Engineered Products Group. Quanex received the applicable governmental regulatory approval and now expects to close on or before April 1, 2011.
Corporate and Other

	Three Months Ended
	January 31,
	2011	2010	Change	%
	(Dollars in millions)
Net sales	$(3.3)	$(3.0)	$(0.3)	(10.0)
Cost of sales[1]	(3.2)	(2.8)	(0.4)	(14.3)
Selling, general and administrative	7.5	5.7	1.8	31.6
Depreciation and amortization	—	—	—	—

Operating income (loss)	$(7.6)	$(5.9)	$(1.7)	28.8

Corporate and other operating expenses, which are not in the segments mentioned above, include intersegment eliminations, the consolidated LIFO inventory adjustments (calculated on a combined pool basis), if any, and corporate office expenses. Net sales amounts represent intersegment eliminations between the Engineered Products segment and the Aluminum Sheet Products segment with an equal and offsetting elimination in Cost of sales.
Selling, general and administrative costs for the three months ended January 31, 2011 increased by $1.8 million primarily as a result of $1.1 million of transaction costs associated with the pending acquisition of Edgetech I.G (Edgetech). The Company expects to incur additional Edgetech transaction costs, the amount of which will depend on the length of time necessary to close the acquisition as the transaction is subject to applicable governmental regulatory approval. Additionally, stock-based compensation expense has increased as the Company is adding layers of vesting awards with each annual grant since the Company’s Separation; as the Company’s stock option and restricted awards typically have three-year vesting periods, the Company would expect stock-based compensation expense to continue to increase through the Company’s third anniversary of the Separation in April 2011. The Company anticipates corporate expenses to increase in fiscal 2011, primarily due to $2.5 million of expected expenses associated with the launch of its Enterprise Resource Program, which when completed in 2014, will greatly enhance and streamline its back office processes, improve data collection and provide a foundation to support future growth opportunities. The balance of the increase in the quarter’s Selling, general and administrative costs are primarily attributable to various other programs including lean six sigma employee training that the Company believes will result in future cost savings.

[1]	Exclusive of items shown separately below.

Other items
Other, net typically includes interest income earned on the Company’s cash and equivalents and changes associated with the cash surrender value of life insurance. Other income remained flat at $0.1 million for the three months ended January 31, 2011 and 2010.
The Company’s estimated annual effective tax rate for the three months ended January 31, 2011 is 38.5% compared to 39.9% for the three months ended January 31, 2010. The decline in the 2011 effective rate is primarily due to more benefit from the manufacturer’s deduction.
Outlook
The Company’s financial guidance for 2011 remains unchanged from guidance issued in December 2010. The Company continues to believe that residential repair & remodeling activity and housing starts will be lackluster in 2011. The spike in demand seen in November and December was associated with the expiration of the tax credit for energy efficient windows, and was followed by softer demand in January. High foreclosure activity, tight credit markets, large inventories of homes available for sale and continued high unemployment leave the Company with a very challenging business environment in the near term. However, the Company remains very confident in the long-term health of the U.S. economy and the building and construction markets where it competes.
The Company expects Engineered Products to earn about $35 million of operating income in 2011, essentially flat to 2010. It expects to see slightly higher sales in 2011 compared to 2010 because of ongoing residential repair & remodeling share gains by its large customers, and to a lesser extent, gains it will make with national and regional customers through its organic growth initiatives. However, along with slightly better expected sales, the Company will see higher operating expenses as it continues to invest in organic growth.
At Aluminum Sheet Products, the Company expects to earn about $25 million of operating income in 2011, compared to the $30 million it earned in 2010. The $25 million is based on lower shipped pounds as the Company doesn’t expect to see the level of restocking activity that was present in the first half of 2010 repeated in the first half of 2011.
Guidance for 2011 assumes no LIFO activity and excludes estimated corporate expenses (before transaction costs) of $26 million. Capital expenditures and depreciation & amortization are estimated to be $30 million and $29 million, respectively. Corporate expenses and capital expenditures include $2.5 million and $9 million, respectively, of costs associated with the launch of the Company’s Enterprise Resource Program, which when completed in 2014, will enhance and streamline its back office processes, improve data collection and provide a foundation to support future growth opportunities.
Liquidity and Capital Resources
The Company’s principal sources of funds are cash on hand, cash flow from operations, and borrowings under its $270.0 million Senior Unsecured Revolving Credit Facility (the Credit Facility). As of January 31, 2011, the Company has a solid liquidity position, comprised of cash and equivalents and adequate availability under the Company’s Credit Facility. The Company has $182.5 million of cash and equivalents, $190.3 million of current availability under the revolving credit facility and minimal debt of $1.9 million as of January 31, 2011. The Company has grown its cash and equivalents balance steadily since its spin-off from Quanex Corporation in April 2008, throughout 2009 and 2010 from $40.5 million as of April 30, 2008 to $123.5 million at October 31, 2009 and to $187.2 million at October 31, 2010. In a very weak year, Quanex was able to grow its cash balance in 2010 ending the year with $187.2 million, a $63.7 million increase over 2009. Cash equivalents during the three months ended January 31, 2011 declined slightly by $4.7 million primarily from a decline in earnings coupled with various program expenditures like the stock buy back program as well as plant consolidations and transaction costs. The Company’s strategy for cash uses are to make strategic acquisitions that fit its fenestration vision, invest in organic growth opportunities, and making ongoing purchases of Quanex stock and funding the cash dividend. Quanex expects to fund the pending $107.0 million Edgetech I.G. Inc. (Edgetech) acquisition solely with cash.

The Company’s excess cash and equivalents is currently invested only in large, overnight money market funds due to the conditions of the financial market. The funds are diversified by security type across Treasuries, Government Agencies and Prime Corporate. These funds are all AAA-rated, approved by the NAIC and compliant with Rule 2A-7 of the Investment Company Act of 1940. The Company’s current investments are diversified across multiple institutions that the Company believes to be financially sound. The Company intends to remain in highly rated money market funds, financial institutions and treasuries following a prudent investment philosophy. The Company had no material losses on its cash and marketable securities investments.
The Credit Facility was executed on April 23, 2008 and has a five-year term. Proceeds from the Credit Facility may be used to provide availability for acquisitions, working capital, capital expenditures, and general corporate purposes. Borrowings under the Credit Facility bear interest at a spread above LIBOR based on a combined leverage and ratings grid. There are certain limitations on additional indebtedness, asset or equity sales, and acquisitions. Dividends and other distributions are permitted so long as after giving effect to such dividend or stock repurchase, there is no event of default. Under the Credit Facility, the Company is obligated to comply with certain financial covenants requiring the Company to maintain a Consolidated Leverage Ratio of no more than 3.25 to 1 and a Consolidated Interest Coverage Ratio of no less than 3.00 to 1. As defined by the indenture, the Consolidated Leverage Ratio is the ratio of consolidated indebtedness as of such date to consolidated EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) for the previous four fiscal quarters, and the Consolidated Interest Coverage Ratio is the ratio of consolidated EBITDA to consolidated interest expense, in each case for the previous four consecutive fiscal quarters. EBITDA is defined by the indenture to include proforma EBITDA of acquisitions and to exclude certain items like goodwill and intangible asset impairments and certain other non-cash charges and non-recurring items. The availability under the Credit Facility is a function of both the facility amount utilized and meeting covenant requirements. Additionally, the availability of the Credit Facility is dependent upon the financial viability of the Company’s lenders. The Credit Facility is funded by a syndicate of nine banks, with three banks comprising over 55% of the commitment. If any of the banks in the syndicate were unable to perform on their commitments to fund the facility, the availability under the Credit Facility could be reduced; however, the Company has no reason to believe that such liquidity will be unavailable or decreased.
As of January 31, 2011, the Company had no borrowings under the Credit Facility, and the Company was in compliance with all Credit Facility covenants as seen by the table below:

At January 31, 2011	Required	Actual
Consolidated Interest Coverage Ratio	No less than 3.00 to 1	140.07 to 1
Consolidated Leverage Coverage Ratio	No more than 3.25 to 1	0.14 to 1
Although there were no borrowings on the Credit Facility and only $5.7 million of outstanding letters of credit under the Credit Facility, the aggregate availability under the Credit Facility was limited by the Consolidated Leverage Ratio resulting in an availability of $190.3 million at January 31, 2011. Because the Consolidated Leverage Ratio is based on a rolling twelve months of EBITDA, a change in future earnings will impact the amount available under the Credit Facility in future quarters, absent any pro-forma EBITDA benefit from any potential acquisitions. To have access to the full availability of the $270.0 million Credit Facility, the Company must have a minimum rolling EBITDA of approximately $84 million for the previous four fiscal quarters. Actual rolling EBITDA for the previous four fiscal quarters was $61.2 million as of January 31, 2011. Increased earnings for any future periods could increase availability under the Credit Facility; conversely, reduced earnings for any future periods could adversely impact the amount available under the Credit Facility in future quarters, absent any pro-forma EBITDA benefit from any potential acquisitions.
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
The Company’s working capital of $226.1 million on January 31, 2011, approximated working capital at October 31, 2010 of $223.8 million and was driven by a $12.8 million decline in accrued liabilities partially offset by a decline in conversion capital (accounts receivable plus inventory less accounts payable) during the first fiscal quarter of 2011. Conversion capital fell by $9.2 million as the Company’s business seasonally contracts in the first quarter compared to the previous fourth fiscal quarter. The Company’s net sales declined by almost 30% from the month of October 2010 to the month of January 2011 due to seasonality coupled with the December expiration of the replacement window tax credit.

The following table summarizes the Company’s cash flow results from continuing operations for the three months ended January 31, 2011 and 2010:

	Three Months Ended
	January 31,
	2011	2010
	(In millions)
Cash flows from operating activities	$0.7	$9.0
Cash flows from investing activities	$(3.4)	$(3.7)
Cash flows from financing activities	$(2.0)	$(1.3)
Highlights from the Company’s cash flow results for the three months ended January 31, 2011 and 2010 are as follows:
Operating Activities — Continuing Operations
Cash provided by operating activities from continuing operations for the first three months of fiscal 2011 compared to the same period last year declined by $8.3 million. This decline is primarily attributable to reduced income partially offset by more cash generated from the reduction of conversion capital in the first fiscal quarter of 2011 compared to the same 2010 period. Conversion capital during the three months ended January 2011 provided $7.5 million of cash flow compared to $3.7 million in the same period of 2010. Cash from the reduction of conversion capital in the first quarter of 2010 was uncommonly low following the Company’s 2009 emphasis and substantial reductions of conversion capital. Despite the continued overall weak condition of the Company’s primary end markets, the Company’s seasonally weakest quarter and expenditures on plant consolidations and acquisition activity, the Company generated positive cash flow from operating activities during the three months ended January 31, 2011. The Company expects to generate additional operating cash flow during the balance of fiscal 2011 as the Company’s second half of its fiscal year is typically seasonally stronger.
Investing Activities — Continuing Operations
Cash spending from investing activities from continuing operations during the three months ended January 31, 2011, declined slightly by $0.3 million compared to spending during the same prior year period. The slight decline in spending was the result of $0.7 million of proceeds from executive life insurance in 2011 partially offset by a $0.4 million increase in capital expenditures. The Company expects 2011 capital expenditures to approximate $30.0 million. The increase in spending from prior year levels reflect approximately $9.0 million associated with the launch of Quanex’s Enterprise Resource Program, which when completed in 2014, will greatly enhance and streamline the Company’s back office processes, improve data collection and provide a foundation to support future growth opportunities. Additionally, the increase relates to organic growth initiatives including capital to support new product development as well as spending on previously deferred projects. At January 31, 2011, the Company had commitments of approximately $6.0 million for the purchase or construction of capital assets. The Company plans to fund these capital expenditures through cash flow from operations.
The Company has an active acquisition program. In March 2011, the Company completed a small acquisition to be integrated into one of its existing Engineered Products businesses for approximately $6.4 million in cash consideration. This acquisition was effected through an asset purchase of vinyl extrusion related equipment and certain other assets. As previously discussed, on January 31, 2011, Quanex announced it signed a definitive agreement with Lauren International to acquire Edgetech for $107.0 million in an all cash transaction. Quanex received the applicable governmental regulatory approval and now expects to close on or before April 1, 2011.

Financing Activities — Continuing Operations
The Company used $2.0 million for financing activities from continuing operations during the three months ended January 31, 2011, compared to $1.3 million in the same prior year period. The $0.7 million increase in cash spending from financing activities was primarily the result of the Company’s stock repurchase program and to a lesser extent an increase in the cash dividend in mid fiscal 2010. This increase was partially offset by an increase in proceeds from stock option exercises of $0.6 million. The Board of Directors approved a stock repurchase program of 1.0 million shares in May 2010. During the three months ended January 31, 2011, the Company purchased 86,649 shares of common stock at a cost of $1.5 million. In the first three months of fiscal 2011 and 2010, the Company paid quarterly dividends of $0.04 per common share and $0.03 per common share, respectively with shares outstanding remaining relatively flat. The Company increased its quarterly cash dividend in May 2010 by 33% to $0.04 per share from $0.03 per share.
Discontinued Operations
Cash flows from discontinued operations represent results related to the Company’s start-up facility in China that was closed in fiscal year 2010. Residual 2011 cash flows represent wind-up activities, including repayment by the China facility (discontinued cash outflow) to its Quanex parent (offsetting financing cash inflow in continuing operations).
Critical Accounting Estimates
In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, the Company’s management must make decisions which impact the reported amounts and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, allowances for doubtful accounts, inventory, long-lived assets, environmental contingencies, insurance, U.S. pension and other post-employment benefits, litigation and contingent liabilities, warranty obligations and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company’s management believes the critical accounting estimates listed and described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s 2010 Annual Report on Form 10-K are the most important to the fair presentation of the Company’s financial condition and results. These policies require management’s significant judgments and estimates in the preparation of the Company’s consolidated financial statements. There have been no significant changes to the Company’s critical accounting estimates since October 31, 2010.
New Accounting Pronouncements
In December 2010, the Financial Accounting Standards Board (FASB) issued ASC Topic No. 2010-29 Business Combinations (ASC Topic 805) — Disclosure of Supplementary Pro Forma Information for Business Combinations which amended ASC Topic 805 “Business Combinations” to specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the year had occurred as of the beginning of the comparable prior annual reporting period only. The ASC also expands the supplemental pro forma disclosures under ASC Topic 805 to include a description of the nature and the amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The ASC is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010 (November 1, 2011 for the Company). Early adoption is permitted. The Company will disclose information in accordance with the ASC within all financial statements issued after the effective date.
In December 2010, the FASB issued ASC Topic No. 2010-28 Intangibles—Goodwill and Other (ASC Topic 350) — When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts which amended ASC Topic 350 “Goodwill and Other.” The ASC requires an entity with reporting units that have carrying amounts that are zero or negative to assess whether it is more likely than not that the reporting units’ goodwill is impaired. If the entity determines that it is more likely than not that the goodwill of one or more of its reporting units is impaired, the entity is required to perform Step 2 of the goodwill impairment test for those reporting unit(s) and record any resulting impairment as a cumulative-effect adjustment to beginning retained earnings. The provisions of this ASC are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010 (November 1, 2011 for the Company). Early adoption is not permitted. The Company does not expect the adoption of this ASC to have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASC Topic No. 2010-06, Fair Value Measurements and Disclosures (ASC Topic 820) — Improving Disclosures About Fair Value Measurements. The ASC requires new disclosures about transfers into and out of Levels 1 (fair value determined based on quoted prices in active markets for identical assets and liabilities) and 2 (fair value determined based on significant other observable inputs) and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. Except for the detailed Level 3 roll-forward disclosures, the new standard is effective for the Company for interim and annual reporting periods beginning after December 31, 2009 (February 1, 2010 for the Company). The requirement to provide detailed disclosures about the purchases, sales, issuances and settlements in the roll-forward activity for Level 3 fair value measurements is effective for the Company for interim and annual reporting periods beginning after December 31, 2010 (February 1, 2011 for the Company). Other than requiring additional disclosures, none that currently impact the Company; the adoption of this new guidance does not have a material impact on the Company’s Consolidated Financial Statements.

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
At January 31, 2011, the Company had fixed-rate debt totaling $0.1 million or 7% of total debt, which does not expose the Company to the risk of earnings loss due to changes in market interest rates. The Company and certain of its subsidiaries’ floating-rate obligations totaled $1.8 million, or 93% of total debt at January 31, 2011. Based on the floating-rate obligations outstanding at January 31, 2011, a one percent increase or decrease in the average interest rate would result in a change to pre-tax interest expense of approximately $18 thousand.
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

Nichols Aluminum maintains a balanced metals book position which excludes a normal operational inventory level. This operating inventory level as a matter of practice is currently not hedged against material price (LME) movements. This practice reflects that over the commodity price cycle, no gain or loss is incurred on this inventory. Through the use of firm price raw material purchase commitments and LME contracts, the Company intends to protect cost of sales from the effects of changing prices of aluminum. To the extent that the raw material costs factored into the firm price sales commitments are matched with firm price raw material purchase commitments, changes in aluminum prices should have no effect. During fiscal 2011 and 2010, the Company primarily relied upon firm price raw material purchase commitments to protect cost of sales tied to firm price sales commitments. At January 31, 2011, there were 28 open LME forward contracts associated with metal exchange derivatives covering notional volumes of 0.7 million pounds with a fair value mark-to-market net gain of approximately $0.3 million. In addition, at January 31, 2011 there were 69 open LME short sale contracts associated with metal exchange derivatives covering notional volumes of 1.7 million pounds with a fair value mark-to-market net loss of approximately $0.6 million. These contracts were not designated as hedging instruments, and any mark-to-market net gain or loss was recorded in Cost of sales with the offsetting amount reflected as a current asset or liability on the balance sheet. At October 31, 2010, there were 22 open LME forward contracts associated with metal exchange derivatives covering notional volumes of 1.2 million pounds with a fair value mark-to-market net gain of approximately $0.2 million. In addition, at October 31, 2010, there were 116 open LME short sale contracts associated with metal exchange derivatives covering notional volumes of 6.4 million pounds with a fair value mark-to-market net loss of approximately $0.4 million.
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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (1934 Act) as of January 31, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2011, the disclosure controls and procedures are effective.
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
In addition to those Risk Factors described in the Company’s Form 10-K for the year ended October 31, 2010 and elsewhere in this report, the following is a potential risk factor that could cause the Company’s actual results to differ materially from those projected in any forward-looking statements. This factor, as well as the other information contained in this document and the Risk Factors described in the Company’s Form 10-K for the year ended October 31, 2010, should be carefully considered when evaluating an investment in the Company’s securities. The following risks and any of the Risk Factors in the Company’s Form 10-K for the year ended October 31, 2010 could have material adverse effects on the Company’s financial condition, operating results and cash flow. The factor below and the Risk Factors in the Company’s Form 10-K for the year ended October 31, 2010 are not all-inclusive or necessarily in order of importance.
Product liability claims and product replacements could harm our reputation, sales and financial condition.
The Company designs and manufactures most of its standard products and expects to continue to do so. The Company has on occasion found flaws and deficiencies in the manufacturing, design, testing and installation of its products. Some deficiencies may not become apparent until after the products are installed by customers.
The Company may need to replace products, and it may be liable for any costs necessary to retrofit the affected structures. Any such replacement or retrofit could entail substantial costs and adversely affect the Company’s reputation, sales and financial condition. The Company does not carry insurance against product replacement costs or the adverse business effect of a product replacement, and its product liability insurance may not cover retrofit costs.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
On May 27, 2010, the Board of Directors approved a stock repurchase program that authorized the repurchase of 1.0 million shares of the Company’s common stock. Set forth below is a table summarizing the program and the repurchase of shares during the quarter ended January 31, 2011:

			(c) Total Number of	(d) Maximum Number of
	(a) Total Number	(b) Average	Shares Purchased as Part	Shares that May Yet Be
	of Shares	Price Paid per	of Publicly Announced	Purchased Under the
Period	Purchased	Share	Plans or Programs(1)	Plans or Programs

November 1, 2010 thru November 30, 2010	41,300	$17.36	41,300	708,700

December 1, 2010 thru December 31, 2010	45,349	$17.36	45,349	663,351

January 1, 2011 thru January 31, 2011	—	$—	—	663,351

Total	86,649	$17.36	86,649	663,351

(1)	On May 27, 2010, the Board of Directors approved a stock repurchase program of 1.0 million shares. The program does not have a dollar limit or an expiration date.

Item 6.	Exhibits

Exhibit
Number	Description of Exhibits

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

*10.1	Quanex Building Products Corporation 2008 Omnibus Incentive Plan, as amended effective February 24, 2011.

* 31.1	Certification by chief executive officer pursuant to Rule 13a-14(a)/15d-14(a).

* 31.2	Certification by chief financial officer pursuant to Rule 13a-14(a)/15d-14(a).

* 32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
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

QUANEX BUILDING PRODUCTS CORPORATION
/s/ Brent L. Korb
Brent L. Korb
Date: March 11, 2011	Senior Vice President — Finance and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibits
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

*10.1	Quanex Building Products Corporation 2008 Omnibus Incentive Plan, as amended effective February 24, 2011.

* 31.1	Certification by chief executive officer pursuant to Rule 13a-14(a)/15d-14(a).

* 31.2	Certification by chief financial officer pursuant to Rule 13a-14(a)/15d-14(a).

* 32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith