Form 10-Q
period 2011-04-30
Quanex Building Products CORP
filed 2011-06-14
CIK 1423221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2011
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 6, 2011
Common Stock, par value $0.01 per share	37,874,595

QUANEX BUILDING PRODUCTS CORPORATION
INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 30,	October 31,
	2011	2010
	(In thousands except share amounts)
ASSETS
Current assets:
Cash and equivalents	$57,727	$187,178
Accounts receivable, net of allowance of $1,278 and $1,037	99,286	87,007
Inventories	68,567	45,200
Deferred income taxes	16,140	10,547
Prepaid and other current assets	9,190	8,229
Current assets of discontinued operations	—	462

Total current assets	250,910	338,623
Property, plant and equipment, net	156,375	135,517
Deferred income taxes	7,892	30,563
Goodwill	69,785	25,189
Intangible assets, net	97,404	44,668
Other assets	17,710	16,690

Total assets	$600,076	$591,250

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$84,183	$70,986
Accrued liabilities	36,480	43,447
Income taxes payable	3,504	—
Current maturities of long-term debt	351	327
Current liabilities of discontinued operations	—	30

Total current liabilities	124,518	114,790
Long-term debt	1,633	1,616
Deferred pension and postretirement benefits	3,637	3,667
Non-current environmental reserves	11,430	12,027
Other liabilities	23,113	17,718

Total liabilities	164,331	149,818

Stockholders’ equity:
Preferred stock, no par value, shares authorized 1,000,000; issued and outstanding - none	—	—
Common stock, $0.01 par value, shares authorized 125,000,000; issued 37,874,595 and 37,862,441, respectively	379	379
Additional paid-in-capital	240,335	238,079
Retained earnings	200,894	210,366
Accumulated other comprehensive income (loss)	222	(1,757)
Less treasury stock at cost, 373,444 and 351,626 shares, respectively	(6,085)	(5,635)

Total stockholders’ equity	435,745	441,432

Total liabilities and stockholders’ equity	$600,076	$591,250

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2011	2010	2011	2010
	(In thousands, except per share amounts)

Net sales	$203,112	$199,386	$362,920	$350,808
Cost and expenses:
Cost of sales (exclusive of items shown separately below)	175,512	167,626	315,167	293,760
Selling, general and administrative	22,024	19,046	42,318	35,153
Depreciation and amortization	7,861	7,035	15,386	14,369

Operating income (loss)	(2,285)	5,679	(9,951)	7,526
Interest expense	(110)	(103)	(231)	(227)
Other, net	338	1,427	438	1,505

Income (loss) from continuing operations before income taxes	(2,057)	7,003	(9,744)	8,804
Income tax benefit (expense)	668	(2,619)	3,627	(3,337)

Income (loss) from continuing operations	(1,389)	4,384	(6,117)	5,467
Income (loss) from discontinued operations, net of taxes	—	(71)	(12)	(960)

Net income (loss)	$(1,389)	$4,313	$(6,129)	$4,507

Basic earnings per common share:
Earnings (loss) from continuing operations	$(0.04)	$0.12	$(0.16)	$0.15
Income (loss) from discontinued operations	$—	$—	$(0.01)	$(0.03)

Basic earnings (loss) per share	$(0.04)	$0.12	$(0.17)	$0.12

Diluted earnings per common share:
Earnings (loss) from continuing operations	$(0.04)	$0.12	$(0.16)	$0.14
Income (loss) from discontinued operations	$—	$(0.01)	$(0.01)	$(0.02)

Diluted earnings (loss) per share	$(0.04)	$0.11	$(0.17)	$0.12

Weighted-average common shares outstanding:
Basic	37,092	37,357	37,092	37,348
Diluted	37,092	37,892	37,092	37,835
The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Six Months Ended
	April 30,
	2011	2010
	(In thousands)
Operating activities:
Net income (loss)	$(6,129)	$4,507
(Income) loss from discontinued operations	12	960
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities from continuing operations:
Gain on bargain purchase	—	(1,272)
Depreciation and amortization	15,420	14,404
Deferred income taxes	(4,539)	2,363
Stock-based compensation	2,722	2,252
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Decrease (increase) in accounts receivable	(1,176)	743
Decrease (increase) in inventory	(12,961)	(2,536)
Decrease (increase) in other current assets	(1,095)	(95)
Increase (decrease) in accounts payable	6,097	2,307
Increase (decrease) in accrued liabilities	(7,675)	2,412
Increase (decrease) in income taxes payable	460	12,005
Increase (decrease) in deferred pension and postretirement benefits	(29)	845
Other, net	3,556	1,706

Cash provided by (used for) operating activities from continuing operations	(5,337)	40,601
Cash provided by (used for) operating activities from discontinued operations	(68)	(361)

Cash provided by (used for) operating activities	(5,405)	40,240

Investing activities:
Acquisitions, net of cash acquired	(110,845)	(1,590)
Capital expenditures	(10,896)	(7,404)
Proceeds from property insurance claim	—	105
Proceeds from executive life insurance	683	—
Other, net	75	—

Cash provided by (used for) investing activities from continuing operations	(120,983)	(8,889)
Cash provided by (used for) investing activities from discontinued operations	—	90

Cash provided by (used for) investing activities	(120,983)	(8,799)

Financing activities:
Repayments of long-term debt	(23)	(115)
Common stock dividends paid	(3,001)	(2,264)
Issuance of common stock from stock option exercises, including related tax benefits	1,048	364
Purchase of treasury stock	(1,504)	—
Other, net	392	(246)

Cash provided by (used for) financing activities from continuing operations	(3,088)	(2,261)
Cash provided by (used for) financing activities from discontinued operations	(392)	246

Cash provided by (used for) financing activities	(3,480)	(2,015)

Effect of exchange rate changes on cash and equivalents	(43)	30
Less: (Increase) decrease in cash and equivalents from discontinued operations	460	25

Increase (decrease) in cash and equivalents from continuing operations	(129,451)	29,481
Cash and equivalents at beginning of period	187,178	123,499

Cash and equivalents at end of period	$57,727	$152,980

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

				Accumulated
		Additional		Other		Total
	Common	Paid-in	Retained	Comprehensive	Treasury	Stockholders’
Six Months Ended April 30, 2011	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
	(In thousands, except per share amounts)
Balance at October 31, 2010	$379	$238,079	$210,366	$(1,757)	$(5,635)	$441,432
Net income (loss)			(6,129)			(6,129)
Foreign currency translation adjustment (net of taxes of $272)				1,977		1,977
Common dividends ($0.08 per share)			(3,001)			(3,001)
Treasury shares purchased, at cost					(1,504)	(1,504)
Stock-based compensation activity:
Stock-based compensation earned		2,582				2,582
Stock options exercised		(20)	(106)		973	847
Restricted stock awards	1	(82)			81
Stock-based compensation tax benefit		178				178
Other	(1)	(402)	(236)	2		(637)

Balance at April 30, 2011	$379	$240,335	$200,894	$222	$(6,085)	$435,745

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business and Basis of Presentation
Quanex Building Products Corporation and its subsidiaries (Quanex or the Company) are managed on a decentralized basis and operate in two business segments: Engineered Products and Aluminum Sheet Products. The Engineered Products segment produces engineered systems, products and components primarily serving the window and door industry, while the Aluminum Sheet Products segment produces mill finished and coated aluminum sheet serving the broader building products markets and secondary markets such as capital goods and transportation. The primary market drivers are residential housing starts and residential remodeling expenditures. Quanex believes it is a technological leader in the production of aluminum sheet products, flexible insulating glass spacer systems, extruded vinyl profiles, thin film solar panel sealants, and precision-formed metal and wood products which primarily serve the North American building products markets. The Company uses low-cost production processes, and engineering and metallurgical expertise to provide customers with specialized products for specific applications.
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
In January 2010, management committed to a plan to close its start-up facility in China due to the contraction of demand and the Company’s ability to serve the overseas thin film solar panel market from its U.S. operation. Accordingly, the China assets and liabilities, results of operations and cash flows are reported as discontinued operations for all periods presented. Unless otherwise noted, all disclosures in the notes accompanying the consolidated financial statements reflect only continuing operations.
On March 31, 2011, the Company acquired Edgetech for $104.4 million in an all cash transaction (net of cash acquired). Headquartered in Cambridge, Ohio, Edgetech has three manufacturing facilities (U.S., U.K. and Germany) that produce and market a full line of insulating glass spacer systems for window and door customers in North America and abroad. See Note 3 for discussion of this acquisition.
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
2. New Accounting Pronouncements
In December 2010, the Financial Accounting Standards Board (FASB) issued ASC Topic No. 2010-29 Business Combinations (ASC Topic 805) — Disclosure of Supplementary Pro Forma Information for Business Combinations which amended ASC Topic 805 “Business Combinations” to specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the year had occurred as of the beginning of the comparable prior annual reporting period only. The ASC also expands the supplemental pro forma disclosures under ASC Topic 805 to include a description of the nature and the amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The ASC is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010 (November 1, 2011 for the Company). Early adoption is permitted. The Company has disclosed information in accordance with this ASC effective March 31, 2011.

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
In April 2011, the FASB issued Accounting Standards Update No. 2011-04 (ASU 2011-04), Fair Value Measurement (ASC Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amended guidance changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. The guidance provided in ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The Company does not expect the provisions of ASU 2011-04 to have a material effect on its consolidated financial statements.
3. Acquisitions
On March 31, 2011, Quanex completed its acquisition of Edgetech I.G., Inc., an Ohio corporation (“Edgetech I.G.”), the United Kingdom division of Edgetech (“Edgetech UK”), and Edgetech Europe GmbH, a German company (“Edgetech Germany” and together with Edgetech I.G. and Edgetech UK, “Edgetech”). Headquartered in Cambridge, Ohio, Edgetech has three manufacturing facilities located in the United States, the United Kingdom and Germany that produce a full line of warm-edge, dual seal insulating glass spacer systems for window and door customers in North America and abroad. Edgetech’s products separate and seal double and triple glass within a window and act as a thermal barrier that enhances the window’s energy efficiency.
Quanex acquired Edgetech by merging its wholly-owned subsidiary, QSB Inc., a Delaware corporation (“QSB”), with and into Lauren International, Inc. formerly known as Lauren Holdco Inc., an Ohio corporation and parent of the Edgetech Entities (“Holdco”), pursuant to the terms and conditions of the previously filed Agreement and Plan of Merger (the “Merger Agreement”), dated as of January 31, 2011, among the Company, QSB, Lauren International Ltd. fka Lauren International Inc., a privately-held Ohio corporation (“Lauren”), Holdco and Kevin E. Gray, as agent for the shareholders of Holdco (“Agent”). Holdco is now Quanex’s wholly-owned subsidiary. As consideration for the acquisition of all of the issued and outstanding capital shares of Holdco, Quanex paid $104.4 million in cash, net of $0.8 million of cash acquired. Of the cash paid, $7.0 million was placed into an escrow fund to satisfy certain indemnity obligations under the Merger Agreement. Additionally, Quanex will be responsible for the tax liability resulting from the pre-closing reorganization of Lauren and its subsidiaries limited to $3.5 million.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Edgetech has been integrated into the Engineered Products segment. The acquisition of Edgetech complements Quanex’s ongoing efforts to provide its customers with the broadest range of high quality components, products, systems and services the fenestration industry has to offer. The vast majority of windows manufactured today feature double or triple insulating glass, and with window production set to rise as the housing and remodeling markets recover, Quanex believes that the long-term outlook for the business is excellent. Acquiring Edgetech will allow the Company to better serve its growing base of national and regional customers and will further accelerate its international growth as Edgetech has a solid market presence overseas.
The Edgetech acquisition is being accounted for as a business combination using the acquisition method of accounting under which the total purchase price consideration is allocated to assets and liabilities assumed based upon their fair values. Fair value measurements have been applied based on assumptions that market participants would use in the pricing of the asset or liability. The excess of the purchase price over the amounts assigned to tangible or intangible assets acquired and liabilities assumed is recognized as goodwill. The following table summarizes the fair values assigned to the net assets acquired as of the March 31, 2011 acquisition date:

As of Date of
Opening Balance
Sheet
(In thousands)

Current assets:
Cash and equivalents	$828
Accounts receivable	10,447
Inventories	10,123
Prepaid and other current assets	516

Total current assets	21,914
Property, plant and equipment	18,046
Goodwill	43,724
Intangible assets	52,320
Other assets	1,377

Total assets	$137,381

Current liabilities:
Accounts payable	$6,185
Accrued laibilities	1,795
Income taxes payable	3,780
Deferred income taxes	340
Current maturities of long term debt	24

Total current liabilities	12,124

Long-term debt	40
Deferred income taxes	19,986

Total liabilities	32,150
Investment	105,231

Total liabilities and equity	$137,381

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
As of June 14, 2011, the purchase price allocation is provisional and could change materially in subsequent periods. Any subsequent changes to the purchase price allocation that result in material changes to the consolidated financial results will be adjusted retrospectively. The final purchase price allocation is pending the finalization of valuation work and the completion of the Company’s internal review of such work, which is expected to be completed during fiscal 2011. The provisional items pending finalization include, but are not limited to, the valuation of property, plant and equipment, intangible assets, goodwill and income tax related matters. These adjustments could include, but are not limited to, adjustments to reflect the fair value of tangible and intangible assets acquired, and the resulting goodwill and tax related items. In connection with applying the provisions of purchase accounting to state inventory at fair value, the Company increased Edgetech’s inventory value by $2.0 million, which negatively impacts Quanex’s Cost of sales following the acquisition. In April 2011, Cost of sales was negatively impacted by $0.9 million as a result of the $2.0 million increase in inventory value.
The preliminary allocations resulted in goodwill of $43.7 million, which is not deductible for income tax purposes. Goodwill consists of the excess of the purchase price over the fair value of the acquired assets and represents the estimated economic value attributable to future operations. The other intangible assets are being amortized over periods which reflect the pattern in which the economic benefits of the assets are expected to be realized. Specifically, the trademarks and trade names are being amortized over an average estimated useful life of 8 years, patents and other developed technology is being amortized over an average life of 10 years and customer relationships are being amortized over an average of 11 years. The weighted average useful life of intangible assets, excluding goodwill, created as a result of the acquisition is 10 years. No residual value is estimated for the intangible assets.
The Company recorded $2.2 million of transaction-related costs in connection with the Edgetech acquisition within Selling, general and administrative expense in its Consolidated Statement of Income during the six months ended April 30, 2011.
The Consolidated Statements of Income for the three and six months ended April 30, 2011, include one months of financial results (April) of Edgetech. The April 2011 Edgetech revenues and operating loss reflected such statements are $6.4 million and $0.9 million, respectively. As discussed above, the April 2011 Edgetech results include $0.9 million of Cost of sales associated with the increase in inventory value from purchase accounting as well as $0.5 million in amortization expense from the acquired intangibles. The following table provides unaudited pro forma consolidated results of operations for the combined entity for the three and six months ended April 30, 2011 and 2010 as if Edgetech had been acquired as of the first day of the Company’s fiscal 2010 period.

	Pro forma
	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2011	2010	2011	2010
	(In thousands, except per share amounts)
Net sales	$215,582	$217,345	$392,917	$383,844
Operating income (loss)	(865)	4,942	(7,585)	2,896
Income (loss) from continuing operations	$(422)	$3,814	$(4,730)	$2,644
Diluted earnings (loss) per common share from continuing operations	$(0.01)	$0.10	$(0.13)	$0.07

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The unaudited pro forma consolidated results of operations were prepared using the acquisition method of accounting and are based on the historical financial information of the Company and Edgetech. The unaudited pro forma financial information does not purport to reflect the results the combined company may achieve in future periods or the results that would have been obtained had Quanex acquired Edgetech on the first day of its fiscal 2010 period. The unaudited pro forma financial information does not include any operating efficiencies or cost savings that may be achieved or any integration expenses. Additionally, the historical Edgetech financial information has not been adjusted to remove expenses that will cease under Quanex’s ownership, such as the prior parent company allocation, or to add incremental anticipated stand-alone expenses going forward. Generally, the pro forma financial information reflects the allocation of the purchase price to the appropriate assets and liabilities based upon their fair values, and related changes in depreciation and amortization expense. Accordingly, such amounts are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the dates indicated or that may result in the future. The unaudited pro forma information reflects primarily the following unaudited pro forma adjustments:
•	Amortization expense related to the fair value of identifiable intangible assets acquired;
•	Additional depreciation expense related to the fair value adjustment to property, plant and equipment acquired;
•	Additional facility rental expense;
•
Additional cost of goods sold of $2.0 million in the three and six months ended April 30, 2010 to reflect the increased value of inventory sold as a result of applying purchase accounting, and a partially offsetting impact of $0.9 million in the three and six months ended April 30, 2011;

•
Additional expense of $2.5 million in the three and six months ended April 30, 2010 to reflect the transaction-related costs incurred, and partially offsetting impact of $2.2 million in the three and six months ended April 30, 2011;

•	The Edgetech historical results and all of the above adjustments were adjusted for the applicable tax impact.
In March 2011, the Company also acquired JELD-WEN’s vinyl extrusion assets in Yakima, Washington (Yakima) for $6.4 million in cash consideration. This acquisition was effected through an asset purchase of vinyl extrusion related equipment and certain other assets. Yakima was integrated into one of the Company’s existing Engineered Products businesses, and the net assets acquired primarily included $5.0 million of property, plant and equipment and $1.4 million of intangible assets. There was no goodwill recognized in connection with the Yakima acquisition.
4. Goodwill and Acquired Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the periods ended April 30, 2011 and October 31, 2010 are as follows (in thousands):

	Engineered	Aluminum Sheet
	Products	Products	Consolidated

Balance at October 31, 2010
Goodwill, gross	$175,455	$20,389	$195,844
Accumulated impairment losses	(150,266)	(20,389)	(170,655)

Goodwill, net	$25,189	$—	$25,189

Acquisition	43,724	—	43,724
Foreign currency translation adjustment	872	—	872

Balance at April 30, 2011
Goodwill, gross	220,051	20,389	240,440
Accumulated impairment losses	(150,266)	(20,389)	(170,655)

Goodwill, net	$69,785	$—	$69,785

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Intangible assets consist of the following (in thousands):

	As of April 30, 2011		As of October 31, 2010
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Customer relationships	$47,311	$(7,029)	$21,200	$(6,291)
Trademarks and trade names	45,783	(10,029)	33,530	(9,156)
Patents and other technology	26,604	(6,582)	11,560	(6,175)
Other	1,392	(46)	—	—

Total	$121,090	$(23,686)	$66,290	$(21,622)

The aggregate amortization expense for the three and six month period ended April 30, 2011 was $1.3 million and $2.1 million, respectively. The aggregate amortization expense for the three and six month period ended April 30, 2010 was $0.8 million and $1.5 million, respectively. Estimated amortization expense for the next five years, based upon the amortization of pre-existing intangibles follows:

Fiscal Years Ending	Estimated
October 31,	Amortization
(In thousands)
2011 (remaining six months)	$4,527
2012	$9,055
2013	$8,992
2014	$8,851
2015	$8,710
5. Inventories
Inventories consist of the following:

	April 30,	October 31,
	2011	2010
	(In thousands)
Raw materials	$26,381	$18,823
Finished goods and work in process	38,179	23,756

	64,560	42,579
Supplies and other	4,007	2,621

Total	$68,567	$45,200

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Fixed costs related to excess manufacturing capacity, if any, have been expensed in the period, and therefore, are not capitalized into inventory. The values of inventories in the consolidated balance sheets are based on the following accounting methods:

	April 30,	October 31,
	2011	2010
	(In thousands)
LIFO	$26,392	$20,122
FIFO	42,175	25,078

Total	$68,567	$45,200

An actual valuation of inventory under the last in, first out (LIFO) method can be made only at the end of each year based on the inventory costs and levels at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory costs and levels. Because these are subject to many factors beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation which could significantly differ from interim estimates. To estimate the effect of LIFO on interim periods, the Company performs a projection of the year-end LIFO reserve and considers expected year-end inventory pricing and expected inventory levels. Depending on this projection, the Company may record an interim allocation of the projected year-end LIFO calculation. This projection resulted in $2.0 million interim LIFO allocation for the six months ended April 30, 2011. With respect to inventories valued using the LIFO method, replacement cost exceeded the LIFO value by approximately $12.1 million and $10.1 million as of April 30, 2011 and October 31, 2010, respectively.
6. Earnings and Dividends Per Share
Earnings Per Share
Basic and diluted earnings per share from continuing operations for the three and six months ended April 30, 2011 are identical as the Company reported a loss from continuing operations. The computational components of basic and diluted earnings per share from continuing operations for the three and six months ended April 30, 2010 are below (shares and dollars in thousands except per share amounts):

	For the Three Months Ended			For the Six Months Ended
	April 30, 2010			April 30, 2010
			Per			Per
	Income	Shares	Share	Income	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings and earnings per share	$4,384	37,357	$0.12	$5,467	37,348	$0.15

Effect of dilutive securities:
Common stock equivalents arising from stock options	—	248		—	220
Restricted stock	—	185		—	165
Common stock held by rabbi trust	—	102		—	102

Diluted earnings and earnings per share	$4,384	37,892	$0.12	$5,467	37,835	$0.14

The computation of diluted earnings per share excludes outstanding options and other common stock equivalents in periods where inclusion of such potential common stock instruments would be anti-dilutive in the periods presented. When income from continuing operations is a loss, all potential dilutive instruments are excluded from the computation of diluted earnings per share as they would be anti-dilutive. Accordingly, for the three months ended April 30, 2011, 0.3 million of restricted stock and 0.4 million of common stock equivalents were excluded from the computation of diluted earnings per share as the Company had a loss from continuing operations. For the six months ended April 30, 2011, 0.2 million of restricted stock and 0.4 million of common stock equivalents were excluded from the computation of diluted earnings per share as the Company had a loss from continuing operations.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the six months ended April 30, 2011 and 2010, the Company had $0.3 million and $0.3 million, respectively, of securities that are potentially dilutive in future earnings per share calculations. Such dilution will be dependent on the excess of the market price of the Company’s stock over the exercise price and other components of the treasury stock method.
Dividends Per Share
The Company pays a quarterly cash dividend on the Company’s common stock. During the three and six months ended April 30, 2011, the Company paid $0.04 and $0.08, respectively, cash dividend per common share. During the three and six months ended April 30, 2010, the Company paid $0.03 and $0.06, respectively, cash dividend per common share.
7. Comprehensive Income
Comprehensive income comprises net income and all other non-owner changes in equity, including foreign currency translation, pension related adjustments and realized and unrealized gains and losses on derivatives, if any. Comprehensive income for the three and six months ended April 30, 2011 and 2010 was as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2011	2010	2011	2010
	(In thousands)
Comprehensive income (loss):
Net income (loss)	$(1,389)	$4,313	$(6,129)	$4,507
Foreign currency translation adjustment	1,885	65	1,977	78

Total comprehensive income (loss), net of taxes	$496	$4,378	$(4,152)	$4,585

The 2011 foreign currency translation activity is primarily associated with Edgetech, acquired by the Company on March 31, 2011. As a result of this acquisition, Quanex now has operations in Germany and the United Kingdom whose functional currency is the Euro and the British Pound, respectively.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Long-Term Debt and Capital Lease Obligations
Long-term debt consists of the following:

	April 30,	October 31,
	2011	2010
	(In thousands)
Revolving Credit Facility	$—	$—
City of Richmond, Kentucky Industrial Building Revenue Bonds	1,000	1,000
Scott County, Iowa Industrial Waste Recycling Revenue Bonds	800	800
Capital lease obligations and other	184	143

Total debt	$1,984	$1,943
Less maturities due within one year included in current liabilities	351	327

Long-term debt	$1,633	$1,616

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
As of April 30, 2011, the Company had no borrowings under the Credit Facility, and the Company was in compliance with all Credit Facility financial covenants. The availability under the Credit Facility is a function of both the facility amount utilized and meeting covenant requirements. Although there were no borrowings on the Credit Facility and only $5.6 million of outstanding letters of credit under the Credit Facility, the aggregate availability under the Credit Facility was limited by the Consolidated Leverage Ratio resulting in an availability of $214.7 million at April 30, 2011.
9. Retirement Plans
The Company has a number of retirement plans covering substantially all employees. The Company provides both defined benefit and defined contribution plans. In general, the plant or location of employment determines an employee’s coverage for retirement benefits. Effective with the respective acquisition dates in the second fiscal quarter of 2011, the Edgetech and Yakima employees were eligible to participate in the Company’s retirement plans.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Pension Plan
The Company has a non-contributory, single employer defined benefit pension plan that covers substantially all non-union employees. Effective January 1, 2007, the Company amended this defined benefit pension plan to include a new cash balance formula for all new salaried employees hired on or after January 1, 2007 and for any non-union employees who were not participating in a defined benefit plan prior to January 1, 2007. All new salaried employees are eligible to receive credits equivalent to 4% of their annual eligible wages, while some of the employees at the time of the plan amendment were “grandfathered” and are eligible to receive credits ranging up to 6.5% based upon a percentage they received in the defined contribution plan prior to the amendment of the pension plan. Additionally, every year the participants will receive an interest related credit on their respective balance equivalent to the prevailing 30-year Treasury rate. Benefits for participants in this plan prior to January 1, 2007 continue to be based on a more traditional formula for retirement benefits, where the plan pays benefits to employees upon retirement using a formula based upon years of service and pensionable compensation prior to retirement. Of the Company’s participants, 99% are under the cash balance formula.
The components of net periodic pension cost are as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2011	2010	2011	2010
	(In thousands)
Pension Benefits
Service cost	$945	$899	$1,883	$1,651
Interest cost	201	177	401	309
Expected return on plan assets	(261)	(202)	(519)	(329)
Amortization of unrecognized net loss	23	39	45	74

Net periodic pension cost	$908	$913	$1,810	$1,705

The Company’s pension funding policy generally has been to make the minimum annual contributions required by applicable regulations while considering targeted funded percentages. In fiscal 2010, the Company decided to modify its funding strategy and accelerate contributions to target a 100% funding threshold. Additionally, the Company will consider funding fiscal year requirements early in the fiscal year to potentially maximize returns on assets. During the three and six months ended April 30, 2011, the Company contributed $1.2 million and $1.9 million to its defined benefit plan. The Company does not expect to make any additional contributions for the balance of fiscal 2011. Expected contributions are dependent on many variables, including the variability of the market value of the assets as compared to the obligation and other market or regulatory conditions. In addition, the Company takes into consideration its business investment opportunities and resulting cash requirements. Accordingly, actual funding may differ greatly from current estimates.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. Industry Segment Information
Quanex has two reportable segments: Engineered Products and Aluminum Sheet Products. The Engineered Products segment produces engineered systems, finished products and components serving the OEM residential window and door industry, while the Aluminum Sheet Products segment produces mill finished and coated aluminum sheet serving the broader building products markets. The main market drivers of both segments are residential remodeling activity and housing starts.
The Company measures its inventory at the segment level on a FIFO or weighted-average basis; however at the consolidated Company level, approximately half of the inventory is measured on a LIFO basis. The LIFO reserve is computed on a consolidated basis as a single pool and is thus treated as a corporate expense. See Note 5 to the financial statements for more information. LIFO inventory adjustments along with corporate office charges and intersegment eliminations are reported as Corporate, Intersegment Eliminations or Other. The Company accounts for intersegment sales and transfers as though the sales or transfers were to third parties, that is, at current market prices. Intersegment sales, related cost of sales, and intercompany profit are eliminated in consolidation at Corporate. Corporate assets primarily include cash and equivalents partially offset by the Company’s consolidated LIFO inventory reserve.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2011	2010	2011	2010
	(In thousands)
Net Sales:
Engineered Products	$82,493	$84,717	$166,504	$157,527
Aluminum Sheet Products	123,059	117,088	202,197	198,651
Intersegment Eliminations	(2,440)	(2,419)	(5,781)	(5,370)

Consolidated	$203,112	$199,386	$362,920	$350,808

Operating Income (Loss):
Engineered Products	$1,914	$5,760	$1,266	$9,838
Aluminum Sheet Products	6,058	7,232	6,609	10,866
Corporate & Other	(10,257)	(7,313)	(17,826)	(13,178)

Consolidated	$(2,285)	$5,679	$(9,951)	$7,526

	April 30,	October 31,
	2011	2010
	(In thousands)
Identifiable Assets:
Engineered Products [1]	$403,853	$258,919
Aluminum Sheet Products	163,009	152,113
Corporate, Intersegment Eliminations & Other	33,214	179,756
Discontinued Operations [2]	—	462

Consolidated	$600,076	$591,250

Goodwill:
Engineered Products	$69,785	$25,189

Consolidated	$69,785	$25,189

11. Stock-Based Compensation
Effective with the Separation on April 23, 2008, the Company established the Quanex Building Products Corporation 2008 Omnibus Incentive Plan (the 2008 Plan). The 2008 Plan provides for the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock units (RSUs), performance stock awards, performance unit awards, annual incentive awards, other stock-based awards and cash-based awards. The 2008 Plan is administered by the Compensation and Management Development Committee of the Board of Directors and allows for immediate, graded or cliff vesting options, but options must be exercised no later than ten years from the date of grant. The aggregate number of shares of common stock authorized for grant originally under the 2008 Plan was 2,900,000. In February 2011, the 2008 Plan was amended by the Company’s shareholders to increase the aggregate number of shares available for awards by an additional 2,400,000 shares. Any officer, key employee and/or non-employee director of the Company or any of its affiliates is eligible for awards under the 2008 Plan. The initial awards granted under the 2008 Plan were on April 23, 2008; service is the vesting condition.

[1]	Increase in Engineered Products identifiable assets and goodwill are primarily attributable to the Edgetech acquisition on March 31, 2011. See note 3 for discussion of this acquisition.

[2]
In January 2010, management committed to a plan to shut down the operations of its start-up facility in China; therefore, the China assets are included in discontinued operations for all periods presented.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Company’s practice is to grant options and restricted stock or RSUs to non-employee directors on October 31st of each year, with an additional grant of options to each director on the date of his or her first anniversary of service. Additionally, the Company’s practice is to grant options and restricted stock or RSUs to employees at the Company’s December board meeting and occasionally to key employees as deemed appropriate at other times during the year. The exercise price of the option awards is equal to the closing market price on the date granted. The Company generally issues shares from treasury stock, if available, to satisfy stock option exercises and grants of restricted stock. If there are no shares in treasury stock, the Company issues additional shares of common stock. The Company has not capitalized any stock-based compensation cost as part of inventory or fixed assets during the six months ended April 30, 2011 and 2010.
Restricted Stock Awards
Under the 2008 Plan, common stock may be awarded to key employees, officers and non-employee directors. The recipient is entitled to all of the rights of a shareholder, except that during the forfeiture period the shares are nontransferable. The awards vest over a specified time period, but typically either immediately vest or cliff vest over a three-year period with service as the vesting condition. Upon issuance of stock under the plan, fair value is measured by the grant-date price of the Company’s shares. This fair value is then expensed over the restricted period with a corresponding increase to additional paid-in-capital. A summary of non-vested restricted stock award changes during the six months ended April 30, 2011 follows:

		Weighted -Average
		Grant-Date Fair
	Shares	Value Per Share
Non-vested at October 31, 2010	378,616	$13.07
Granted	69,200
Vested	(80,085)
Forfeited	(25,207)

Non-vested at April 30, 2011	342,524	$13.39

The weighted-average grant-date fair value of restricted stock granted during the six months ended April 30, 2011 and 2010 was $17.14 and $16.21 per share, respectively. The total fair value of restricted stock vested during the six months ended April 30, 2011 was $1.2 million. There were no restricted shares that vested during the six months ended April 30, 2010. Total unrecognized compensation cost related to unamortized restricted stock awards was $1.9 million as of April 30, 2011. This cost is expected to be recognized over a weighted-average period of 2.0 years.

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

	Six Months Ended
	April 30,
	2011	2010

Weighted-average expected volatility	53.0%	55.0%
Expected term (in years)	4.9-5.1	4.9-5.1
Risk-free interest rate	1.7%	2.1%
Expected dividend yield over expected term	1.0%	1.0%
Weighted-average grant-date fair value per share	$7.57	$7.32
Below is a table summarizing the stock option shares activity for the 2008 Plan since October 31, 2010:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
		Price Per	Contractual	Intrinsic
	Shares	Share	Term (in years)	Value (000s)

Outstanding at October 31, 2010	1,724,301	$13.24
Granted	419,100	17.43
Exercised	(59,831)	14.16
Forfeited	(2,419)	13.61

Outstanding at April 30, 2011	2,081,151	14.05	7.7	$14,373

Vested or expected to vest at April 30, 2011	2,009,378	14.00	7.6	$13,990

Exercisable at April 30, 2011	1,207,879	$13.25	6.9	$9,316

The total intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the six months ended April 30, 2011 and 2010 was $0.3 million and $0.2 million, respectively. The total fair value of shares vested during the six months ended April 30, 2011 was $2.1 million. Total unrecognized compensation cost related to stock options granted under the 2008 Plan was $3.7 million as of April 30, 2011. This cost is expected to be recognized over a weighted-average period of 2.0 years.
12. Income Taxes
The provision for income taxes is determined by applying an estimated annual effective income tax rate to income from continuing operations before income taxes. The rate is based on the most recent annualized forecast of pretax income, permanent book versus tax differences and tax credits. The Company’s estimated annual effective tax rate for the six months ended April 30, 2011 is 37.2% compared to the estimated annual effective tax rate of 37.9% for the six months ended April 30, 2010. The decline in the 2011 six month effective rate is primarily due to more benefit from the manufacturer’s deduction.
Prepaid and other current assets on the Consolidated Balance Sheets include an income tax receivable of $2.6 million as of April 30, 2011 and October 31, 2010.
The non-current deferred income taxes asset balance decreased from $30.6 million as of October 31, 2010 to $7.9 million as of April 30, 2011. This large decrease primarily relates to the non-current deferred income tax liability established in the Edgetech acquisition.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The income tax payable balance of $3.5 million as of April 30, 2011 relates to the reorganization taxes assumed in the acquisition of Edgetech.
The Company’s unrecognized tax benefit (UTB) is related to the Separation and state tax items regarding the interpretations of tax laws and regulations. The total UTB as of April 30, 2011 is $18.8 million. Of this, $6.4 million is recorded in other liabilities and $12.4 million is recorded in non-current deferred income taxes. The UTB includes $0.9 million for which the disallowance of such items would not affect the annual effective tax rate.
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
As described below, the Company currently is engaged in remediation activities at one of its plant sites. The total associated environmental reserve and corresponding recovery as of April 30, 2011 and October 31, 2010 were as follows:

	April 30,	October 31,
	2011	2010
	(In thousands)

Current	$1,700	$1,564
Non-current [1]	11,430	12,027

Total environmental reserves	13,130	13,591

Receivable for recovery of remediation costs [2]	$12,506	$12,747

[1]	Reported in Accrued liabilities on the Consolidated Balance Sheets.

[2]	Reported in Accounts receivable and Other assets on the Consolidated Balance Sheets.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Approximately $1.3 million of the April 30, 2011 reserve represents administrative costs; the balance represents estimated costs for investigation, studies, cleanup, and treatment. The reserve has not been discounted. As discussed below, an associated $12.5 million and $12.7 million undiscounted recovery from indemnitors of remediation costs at one plant site is recorded as of April 30, 2011 and October 31, 2010, respectively.
The Company’s Nichols Aluminum-Alabama, LLC (NAA) subsidiary operates a plant in Decatur, Alabama that is subject to an Alabama Hazardous Wastes Management and Minimization Act Post-Closure Permit. Among other things, the permit requires NAA to remediate, as directed by the state, historical environmental releases of wastes and waste constituents. Consistent with the permit, NAA has undertaken various studies of site conditions and, during the first quarter 2006, started a phased program to treat in-place free product petroleum that had been released underneath the plant. During the third quarter 2010, NAA submitted to the state its proposed workplan for implementing a site-wide remedy; a revised version reflecting both additional sampling data and responses to state comments was submitted during the second quarter 2011. Based on those plans, which remain subject to further state review and approval, the Company’s remediation reserve at NAA’s Decatur plant is $13.1 million. NAA was acquired through a stock purchase in which the sellers agreed to indemnify Quanex and NAA for identified environmental matters related to the business and based on conditions initially created or events initially occurring prior to the acquisition. Environmental conditions are presumed to relate to the period prior to the acquisition unless proved to relate to releases occurring entirely after closing. The limit on indemnification is $21.5 million excluding legal fees. While the Company’s current estimates indicate it will not reach this limit, changing circumstances could result in additional costs or expense that are not foreseen at this time. In accordance with the indemnification, the indemnitors paid the first $1.5 million of response costs and have been paying 90% of ongoing costs. Based on its experience to date, its estimated cleanup costs going forward, and costs incurred to date as of April 30, 2011, the Company expects to recover from the sellers’ shareholders an additional $12.5 million. Of that, $11.8 million is recorded in Other assets on the Consolidated Balance Sheets, and the balance is reflected in Accounts receivable on the Consolidated Balance Sheets.
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
14. Warranty Obligations
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table provides a reconciliation of the activity related to the Company’s accrued warranty, including both the current (reported in Accrued liabilities on the Consolidated Balance Sheets) and long-term portions (reported in Other liabilities on the Consolidated Balance Sheets), for the six months ended April 30, 2011 (in thousands):

April 30,
2011

Balance at October 31, 2010	$3,697
Provision for warranty expense	2,650
Warranty costs paid	(686)

Total accrued warranty	$5,661
Less long-term portion	4,161

Current accrued warranty	$1,500

During the first fiscal quarter of 2011, the reserve was increased by $2.1 million related to a rise in projected claim experience for a legacy product that was discontinued some years ago.
15. Fair Value Measurement of Assets and Liabilities
The Company holds Money Market Fund investments that are classified as cash equivalents and are measured at fair value on a recurring basis, based on quoted prices in active markets for identical assets (Level 1). The Company had cash equivalent investments totaling approximately $52.4 million and $180.6 million at April 30, 2011 and October 31, 2010, respectively. The decrease is primarily related to the $104.4 million cash paid for the acquisition of Edgetech, net of cash received of $0.8 million. Inputs and valuation techniques used to measure the fair value of the Company’s pension plan assets vary according to the type of security being valued. All of the equity and debt securities held directly by the plans are actively traded and fair values are determined based on quoted market prices. As of April 30, 2011 and October 31, 2010, the fair value of pension plan assets was $15.1 million and $12.9 million, respectively. As of April 30, 2011, the Company did not have any assets or liabilities obtained from readily available pricing sources for comparable instruments (Level 2) or requiring measurement at fair value without observable market values that would require a high level of judgment to determine fair value (Level 3).
16. Stock Repurchase Program and Treasury Stock
On May 27, 2010, the Board of Directors approved a stock repurchase program of 1.0 million shares. The objectives of this program are to manage the dilution created by shares issued under stock-based compensation plans and to repurchase shares opportunistically. The Company records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. The Company uses a moving-average method on the subsequent reissuance of shares, and any resulting proceeds in excess of cost are credited to additional paid in capital while any deficiency is charged to retained earnings.
As of October 31, 2010, the number of shares in treasury was 351,626. During the six months ended April 30, 2011, the Company purchased 86,649 shares at a cost of $1.5 million partially offset by shares issued for stock option exercises and restricted stock grants for a net increase to the number of shares in treasury to 373,444 as of April 30, 2011. The remaining shares authorized for repurchase in the program was 663,351 as of April 30, 2011.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
17. Other Income (Expense)
During the three and six months ended April 30, 2011, the Company incurred $0.3 million of transaction gains which are included in determining net income primarily related to Edgetech’s international operations and foreign currency denominated receivables. There are no transaction gains or losses during the three and six months ended April 30, 2010.
In February 2010, the Company completed a small acquisition for approximately $1.6 million in consideration. This operation was integrated into one of its existing Engineered Products businesses. ASC 805 “Business Combinations” requires that a gain be recorded when the fair value of the net assets acquired is greater than the fair value of the consideration transferred. Though uncommon, bargain purchases can occur because of underpayments for the business acquired due to a forced liquidation or distress sale. These assets were acquired at auction due to the business being in Wisconsin receivership proceedings. As such, the Company obtained the assets at a bargain and recognized a gain of approximately $1.3 million in Other, net.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
The discussion and analysis of Quanex Building Products Corporation and its subsidiaries’ financial condition and results of operations should be read in conjunction with the April 30, 2011 Consolidated Financial Statements of the Company and the accompanying notes and in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2010. References made to the “Company” or “Quanex” include Quanex Building Products Corporation and its subsidiaries and Quanex Corporation (Predecessor to Quanex Building Products Corporation) unless the context indicates otherwise.
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
On March 31, 2011, the Company acquired Edgetech for $104.4 million in an all cash transaction (net of cash acquired). Headquartered in Cambridge, Ohio, Edgetech has three manufacturing facilities located in the United States, the United Kingdom and Germany that produce a full line of warm-edge, dual seal insulating glass spacer systems for window and door customers in North America and abroad. Edgetech’s products separate and seal double and triple pane glass within a window and act as a thermal barrier that enhances the window’s energy efficiency. Edgetech is being integrated into the Engineered Products segment. Acquiring Edgetech will allow the Company to better serve its growing base of national and regional customers and will further accelerate its international growth as Edgetech has a solid market presence overseas.

Consolidated Results of Operations
Summary Information

	Three Months Ended				Six Months Ended
	April 30,				April 31,
	2011	2010	Change	%	2011	2010	Change	%
	(Dollars in millions)
Net sales	$203.1	$199.4	$3.7	1.9	$362.9	$350.8	$12.1	3.4
Cost of sales [1]	175.5	167.7	7.8	4.7	315.2	293.7	21.5	7.3
Selling, general and administrative	22.0	19.0	3.0	15.8	42.3	35.2	7.1	20.2
Depreciation and amortization	7.9	7.0	0.9	12.9	15.4	14.4	1.0	6.9

Operating income (loss)	(2.3)	5.7	(8.0)	(140.4)	(10.0)	7.5	(17.5)	(233.3)

Interest expense	(0.1)	(0.1)	—	—	(0.2)	(0.2)	—	—
Other, net	0.3	1.4	(1.1)	(78.6)	0.4	1.5	(1.1)	(73.3)
Income tax (expense) benefit	0.7	(2.6)	3.3	(126.9)	3.6	(3.3)	6.9	(209.1)

Income (loss) from continuing operations	$(1.4)	$4.4	$(5.8)	(131.8)	$(6.2)	$5.5	$(11.7)	(212.7)

Overview
The first half of fiscal 2011 has been a tale of two quarters. The first quarter experienced demand pull-forward in advance of the $1,500 window tax credit that expired on December 31, 2010, while the second fiscal quarter experienced an expected hangover due to demand being pulled ahead into the first fiscal quarter. All of this is in contrast to an earlier than normal building season in the comparative first half of fiscal 2010 as demand was accelerated to beat the April 30, 2010 deadline for the homebuyers tax credit. The three and six months ended April 30, 2011 figures include one month of financial results (April) from the Edgetech acquisition. The $6.4 million of Edgetech Net sales was partially offset by a $2.7 million or 1.3% decline in Net sales from the balance of the Quanex businesses for the three months ending April 30, 2011 compared to the same 2010 period. Net sales for the six months ended April 30, 2011 were up by $6.4 million from the Edgetech acquisition and up $5.7 million or 1.6% for the balance of the Quanex businesses for the six months ended April 30, 2011 compared to the same period of last year. Operating income in the second quarter of 2011 was $8.0 million lower than the year ago quarter due to lower shipments at both Engineered Products and Aluminum Sheet Products, coupled with higher maintenance costs at Aluminum Sheet Products, transaction related costs associated with the Edgetech acquisition and higher Engineered Products sales and marketing costs as the Company invested in driving long-term organic growth. Operating income for the six months ended April 30, 2011, was $17.5 million lower than the same period last year due to the same factors described for the second quarter, coupled with costs at Engineered Products associated with rationalizing operations, higher raw material costs and warranty expense.
The Company believes that consumer demand for more energy efficient products and its ability to provide innovative window and door systems in addition to stand-alone components, along with its new sales and marketing efforts targeted at regional OEM customers will help fuel long-term organic growth even if the housing market continues to experience sustained hardship. Demographics for long-term housing demand in the U.S. remain favorable when factoring the projected population increase and continuing immigration. The Company believes that taking a disciplined approach to the way it seeks new business opportunities will make it a more successful company and a stronger competitor by offering a broader range of customers a more robust slate of systems, products and services. Additionally, the Company is elevating its programs to develop more energy efficient products. These programs and initiatives coupled with an eventual return to a more normal housing market will benefit Quanex over the long term.

[1]	Exclusive of items shown separately below.

Business Segments
Quanex has two reportable segments: Engineered Products and Aluminum Sheet Products. The Engineered Products segment produces systems, finished products, and components serving the OEM residential window and door industry, while the Aluminum Sheet Products segment produces mill finished and coated aluminum sheet serving the broader building products markets. The primary market drivers of both segments are residential remodeling activity and housing starts.
For financial reporting purposes, four of the Company’s five operating segments, Homeshield, Truseal, Edgetech and Mikron, have been aggregated into the Engineered Products reportable segment. The remaining operating segment, Aluminum Sheet Products (Nichols Aluminum), is reported as a separate reportable segment. Corporate & Other is comprised of corporate office expenses and certain inter-division eliminations. The sale of products between segments is recognized at market prices. The financial performance of the operations is based upon operating income. The segments follow the accounting principles described in Item 1, Note 1 to the consolidated financial statements of the Company’s 2010 Form 10-K. The two reportable segments value inventory on a FIFO or weighted-average basis while the LIFO reserve relating to those operations accounted for under the LIFO method of inventory valuation is computed on a consolidated basis in a single pool and treated as a corporate item.
Three and Six Months Ended April 30, 2011 Compared to Three and Six Months Ended April 30, 2010
Engineered Products

	Three Months Ended				Six Months Ended
	April 30,				April 30,
	2011	2010	Change	%	2011	2010	Change	%
	(Dollars in millions)
Net sales	$82.5	$84.7	$(2.2)	(2.6)	$166.5	$157.5	$9.0	5.7
Cost of sales [1]	63.1	63.9	(0.8)	(1.3)	131.6	118.5	13.1	11.1
Selling, general and administrative	11.9	10.1	1.8	17.8	22.6	19.1	3.5	18.3
Depreciation and amortization	5.6	4.9	0.7	14.3	11.0	10.1	0.9	8.9

Operating income (loss)	$1.9	$5.8	$(3.9)	(67.2)	$1.3	$9.8	$(8.5)	(86.7)

Engineered Products is a family of businesses focused on providing window and door OEM customers with fenestration components, products and systems. Key end markets are residential remodeling and repair (R&R) and new home construction. Net sales for the second fiscal quarter of 2011 were up by $6.4 million from Edgetech and down $8.6 million or 10.2% from the remaining Engineered Products businesses compared to the same period of 2010. The second quarter year-over-year comparison was negatively impacted by the higher than normal demand realized in the second quarter of 2010 driven by the homebuyers tax credit, coupled with the volume that was pulled forward into the first fiscal quarter of 2011 ahead of the expiration of the $1,500 window tax credit in December 2010. The Company expects the hangover from the expiration of the $1,500 window tax credit to dissipate in the third fiscal quarter; however, uncertainty remains as to what level the seasonal volume pickup in demand will be during the Company’s fiscal second half. Net sales for the six months ended April 30, 2011 were higher by $9.0 million including Edgetech and $2.6 million from the remaining Engineered Products businesses compared to the same period of 2010. The first fiscal quarter of 2011 benefited from the demand pull forward generated by the expiration of the $1,500 window tax credit, while the second quarter was hurt by the same.

[1]	Exclusive of items shown separately below.

Net sales less Cost of sales at Engineered Products for the three and six months ended April 30, 2011 compared to the same period of last year declined by $1.4 million and $4.1 million, respectively. Net sales less Cost of sales as a percent of Net sales for the three and six months ended April 30, 2011 is below the same 2010 periods due to higher raw material costs and temporary increases in labor expense as the Company used overtime to meet a hike in orders in November and December; additionally, the first fiscal quarter of 2010 benefited from hourly labor savings associated with the strike at the segment’s Barbourville, Kentucky facility in mid-December 2009. Further reducing margins during the six months ended April 30, 2011 was $3.1 million of costs associated with plant consolidations and closings as the Company rationalized production facilities. The Company finished the building consolidation project at its facility in Kent, Washington where four buildings have been consolidated to one, and the Company closed a facility in The Dalles, Oregon. Of the $3.1 million in plant consolidation costs, $1.3 million is recognized in Cost of sales. During the six months ended April 30, 2011, $2.1 million of expense was recognized in Cost of sales to increase the warranty reserve associated with a legacy product that was discontinued some years ago. Because the establishment of the warranty reserve is an inherently uncertain process involving estimates of the number of future claims and the cost to settle claims, the Company’s ultimate losses may differ from the warranty reserve and future adjustments to the reserve may be necessary. Finally, April 2011 results were negatively impacted by $0.9 million of additional non-cash Cost of goods sold to reflect the increased value of inventory sold from applying purchase accounting to the Edgetech inventory acquired. The Company expects the $1.1 million balance of the increased purchase accounting inventory to be recognized during the remainder of fiscal 2011, primarily in the third fiscal quarter.
The increase in Selling, general and administrative costs for the year were primarily attributable to $1.4 million (included in the total $3.1 million discussed above) of costs associated with the aforementioned plant consolidations and closing during the first fiscal quarter of 2011. The majority of the $1.4 million represents an estimated liability to terminate a facility operating lease; if the associated sublease differs from the sublease assumptions used to derive the reserve, additional expense or a recovery of expense could be recognized in future periods. Furthermore, the Company incurred additional sales and marketing expenses in 2011 associated with the roll out of new products and programs and increasing resources necessary to achieve long-term organic growth, with a focus on expanding further into the repair and remodel segment of the residential market. Benefiting the comparative 2011 results is $1.0 million of costs associated with the aforementioned strike in mid December 2009 (partially offset by the direct labor savings in Cost of sales). Lastly, Edgetech incurred $1.2 million of Selling, general and administrative costs in April 2011.
Depreciation and amortization has increased in 2011 compared to 2010 primarily due to $0.6 million of provisional April 2011 depreciation and amortization associated with Edgetech and $0.3 million (included in the total $3.1 million discussed above) of accelerated depreciation related to the plant consolidation. Depreciation and amortization is expected to increase as a full quarter of expense associated with the recognition of Edgetech intangible assets and the step-up in Edgetech’s tangible assets is realized going forward.
The Company formally announced Project Nexus in February 2010, a long-term organic growth program focused on connecting the sales, marketing, and product development efforts of its Engineered Products operating divisions: Mikron, Truseal and Homeshield (and as of March 31, 2011, Edgetech). The Company believes it will drive profitable growth at Engineered Products by furthering the goal of becoming the leading energy efficient expert in the market by offering customers state-of-the-art engineering, design and marketing support. The organic growth program is comprised of related initiatives to execute this strategy; the sales, marketing and engineering efforts of these three divisions operated independently in the past. Today, the Engineered Products’ sales and marketing employees have been organized into a single team to better utilize their combined capabilities to expand sales opportunities to the existing customer base. Additionally, the new sales and marketing structure is focused on developing and capturing more regional OEM business. Regional OEMs, a customer class the Company has historically underserved, are believed to comprise about 60% of the market. The engineering resources across Engineered Products are also working together to develop products and systems that provide customers with the latest innovations in technology and energy efficiency. The Company is in the early stages of this long-term organic growth initiative but believes that it could have a valuable impact on the long-term growth and profitability of Engineered Products. The Company will be investing in additional resources throughout fiscal 2011 to support this organic growth effort. Annualized incremental operating expenses and capital expenditures associated with this initiative will be approximately $3.5 million and $3.0 million, respectively, in fiscal 2011.

Aluminum Sheet Products

	Three Months Ended				Six Months Ended
	April 30,				April 30,
	2011	2010	Change	%	2011	2010	Change	%
	(Dollars in millions)
Net sales	$123.0	$117.1	$5.9	5.0	$202.2	$198.7	$3.5	1.8
Cost of sales [1]	112.7	104.8	7.9	7.5	187.1	179.1	8.0	4.5
Selling, general and administrative	2.0	3.0	(1.0)	(33.3)	4.1	4.5	(0.4)	(8.9)
Depreciation and amortization	2.3	2.1	0.2	9.5	4.4	4.2	0.2	4.8

Operating income (loss)	$6.0	$7.2	$(1.2)	(16.7)	$6.6	$10.9	$(4.3)	(39.4)

Shipped pounds	79.7	83.1	(3.4)	(4.1)	131.9	144.3	(12.4)	(8.6)
The primary market drivers for the Aluminum Sheet Products segment are residential remodeling activity and housing starts (together approximately 70% of the segment’s sales) and transportation (approximately 20% of the segment’s sales) markets.
The increase in net sales at the Aluminum Sheet Products segment for the second quarter of fiscal 2011 was the result of a 9.6% increase in average selling price per pound during the period compared to the same period of 2010, partially offset by a decrease in shipped pounds of 4.1%. The Aluminum Association reported non-can sheet aluminum shipments in the second quarter were up 4% from a year ago while Aluminum Sheet Products’ second quarter shipments were down 4%. Part of the Company’s underperformance versus the industry can be attributed to relatively weak building and construction demand in the quarter, where Quanex has a sizable presence, compared to relatively strong distribution and transportation demand, where Quanex has a relatively small presence. Additionally, at this time last year, the Company’s customers were aggressively restocking to meet pre-buying demand ahead of the expiration of the $8,000 first time home buyers tax credit compared to the second quarter of 2011 where there was no such artificial demand pull. The segment also experienced an unplanned shutdown at its facility in Alabama resulting from an extended loss of power stemming from tornados that ravaged the region near the end of the second fiscal quarter. Average selling price increased primarily due to higher London Metal Exchange (LME) aluminum prices. LME aluminum prices are the most commonly used index for correlating aluminum sheet prices.
Selling, general and administrative costs decreased by $1.0 million and $0.4 million for the three and six months ended April 30, 2011, respectively, compared to the same 2010 period. Second fiscal quarter 2010 costs were higher due to a $0.9 million increase in the environmental reserve that was recognized in the second quarter of fiscal 2010.
Operating income decreased at the Aluminum Sheet Products segment for the three and six months ended April 30, 2011, compared to prior year primarily as a result of lower shipped pounds and higher repair and maintenance expenses. This decline was partially offset by an increase in spreads (sales price less material costs). Second quarter and first half of fiscal 2011 spreads increased by 4.2% and 5.5% over the same 2010 period, respectively. Spread for the second quarter of fiscal 2011 decreased 7.2% from the sequential first quarter of fiscal 2011. The higher spread compared to the previous year was generally a result of higher aluminum prices, while the sequential decrease was driven by a decrease in the mix of higher margin painted sheet shipments. The segments’s operating income and margins are impacted by changes in LME aluminum prices as its material spread is correlated with aluminum prices over time. Declines in aluminum prices generally result in spread compression; however, as aluminum prices rebound, spread and profits generally expand.

[1]	Exclusive of items shown separately below.

Corporate and Other

	Three Months Ended				Six Months Ended
	April 30,				April 30,
	2011	2010	Change	%	2011	2010	Change	%
	(Dollars in millions)
Net sales	$(2.4)	$(2.4)	$—	—	$(5.8)	$(5.4)	$(0.4)	7.4
Cost of sales [1]	(0.3)	(1.0)	0.7	(70.0)	(3.5)	(3.9)	0.4	(10.3)
Selling, general and administrative	8.1	5.9	2.2	37.3	15.6	11.6	4.0	34.5
Depreciation and amortization	—	—	—	—	—	0.1	(0.1)	(100.0)

Operating income (loss)	$(10.2)	$(7.3)	$(2.9)	39.7	$(17.9)	$(13.2)	$(4.7)	35.6

Corporate and other operating expenses, which are not in the segments mentioned above, include intersegment eliminations, the consolidated LIFO inventory adjustments (calculated on a combined pool basis), if any, and corporate office expenses. Net sales amounts represent intersegment eliminations between the Engineered Products segment and the Aluminum Sheet Products segment with an equal and offsetting elimination in Cost of sales. Included in Cost of sales for the three and six months ended April 30, 2011 was $2.0 million of LIFO expense compared to $1.3 million of LIFO expense for the same 2010 periods. LIFO related expense/income is derived from management’s estimate of year-end inventory volume and pricing. Management is currently estimating that aluminum scrap values held by the Company will be higher at October 31, 2011 compared to October 31, 2010. Accordingly, 50% of the projected 2011 year-end LIFO adjustment was recorded during the six months ended April 30, 2011. Management updates this estimate each quarter in an effort to determine what amount, if any, should be recorded in the period. The actual adjustment is trued-up in the fourth quarter once the year-end volume levels and pricing are known.
Selling, general and administrative costs for the three and six months ended April 30, 2011 increased by $2.2 million and $4.0 million, respectively. The single largest reason are the transaction related costs associated with the acquisition of Edgetech of $1.1 million for the second quarter of 2011 and $2.2 million for the first half of fiscal 2011. While the transaction has closed, the Company expects to incur additional Edgetech transaction related costs as it conducts integration activities. Also increasing selling, general and administrative costs are those costs associated with the development and rollout of a company-wide ERP system. The Company initiated this project (Project Quest) in March 2011 to support the drive for long-term organic growth by bringing the myriad of disparate systems currently existing throughout the Company together into a single standard system supported by a common set of processes. For the first six months of fiscal 2011, the Company recognized $0.6 million of Project Quest expense. The current plan anticipates the conversion of all of the Company’s disparate systems to a single system over a period of three years. Additionally, stock-based compensation expense has increased as the Company is adding layers of vesting awards with each annual grant since the Company’s Separation; as the Company’s stock option and restricted awards typically have three-year vesting periods, the Company expected stock-based compensation expense to continue to increase through the Company’s third anniversary of the Separation in April 2011. The balance of the increase in the quarter’s Selling, general and administrative costs are primarily attributable to various other programs including lean six sigma employee training that the Company believes will result in future cost savings.
Other items
Other, net typically includes interest income earned on the Company’s cash and equivalents and beginning with the acquisition of Edgetech in April 2011 foreign currency transaction gains and losses. Other income was lower for both the three and six months ended April 30, 2011 compared to the same periods of fiscal 2010 by $1.1 million due to a $1.3 million acquisition related bargain purchase gain recognized in the second quarter of 2010.

[1]	Exclusive of items shown separately below.

The Company’s estimated annual effective tax rate for the three and six months ended April 30, 2011 is 32.5% and 37.2%, respectively, compared to 37.4% and 37.9% for the three and six months ended April 30, 2010. The decline in the 2011 six months effective rate is primarily due to more benefit from the manufacturer’s deduction. The decline in the expected 2011 effective rate leads to an even lower effective rate for the 2011 second fiscal quarter.
Outlook
Weak GDP growth, high unemployment, a lack of housing related tax incentives, a tight credit market, and a large inventory of homes available for sale has created a challenging business environment this year. The growth in the economy appears to have stalled, and in turn, the pace of the recovery in residential housing activity has slowed from previous expectations. The Company is now anticipating reduced customer demand in the second half of 2011 compared to its original outlook. Therefore, Engineered Products financial guidance for 2011 has been reduced.
Engineered Products now expects to earn about $30 million in 2011 (pre-Edgetech), down $5 million from previous guidance, compared to $34 million it earned in 2010. Engineered Products sales are now expected to be about flat to last year, not higher, and as previously disclosed, operating expenses are expected to be higher as the group continues to invest in long term growth initiatives.
Aluminum Sheet Products guidance remains unchanged. It expects to earn about $25 million in 2011 compared to $30 million last year. This estimate is based on lower shipped pounds because Nichols did not see the same level of restocking demand that was present in the first half of 2010 repeated in the first half of 2011.
Segment guidance for 2011 assumes no LIFO activity, and excludes estimated corporate expenses of $26 million (pre-Edgetech transaction and integration costs). Capital expenditures are estimated at $30 million (pre-Edgetech). Depreciation & amortization expenses are expected to be $29 million (pre-Edgetech). Corporate expenses and capital expenditures include $2.5 million and $9 million, respectively, of costs associated with the launch of Quanex’s $30 million multiyear ERP program.
Liquidity and Capital Resources
The Company’s principal sources of funds are cash on hand, cash flow from operations, and borrowings under its $270.0 million Senior Unsecured Revolving Credit Facility (the Credit Facility). As of April 30, 2011, the Company has a solid liquidity position, comprised of cash and equivalents and adequate availability under the Company’s Credit Facility. The Company has $57.7 million of cash and equivalents, $214.7 million of current availability under the revolving credit facility and minimal debt of $2.0 million as of April 30, 2011. The Company has grown its cash and equivalents balance steadily since its spin-off from Quanex Corporation in April 2008, throughout 2009 and 2010 from $40.5 million as of April 30, 2008 to $123.5 million at October 31, 2009 and to $187.2 million at October 31, 2010. In a very weak year, Quanex was able to grow its cash balance in 2010 ending the year with $187.2 million, a $63.7 million increase over 2009. Cash equivalents during the three and six months ended April 30, 2011 were reduced primarily due to $110.8 million of cash paid (net of cash acquired) for the acquisition of Edgetech and JELD-WEN’s vinyl extrusion assets in Yakima, Washington (Yakima) in addition to a decline in earnings including the impact of plant consolidations and transaction costs. The Company’s strategy for cash uses are to make strategic acquisitions that fit its fenestration vision, invest in organic growth opportunities, and making ongoing purchases of Quanex stock and funding the cash dividend.
The Company’s excess cash and equivalents are currently invested only in large, overnight money market funds due to the conditions of the financial market. The funds are diversified by security type across Treasuries, Government Agencies and Prime Corporate. These funds are all AAA-rated, approved by the NAIC and compliant with Rule 2A-7 of the Investment Company Act of 1940. The Company’s current investments are diversified across multiple institutions that the Company believes to be financially sound. The Company intends to remain in highly rated money market funds, financial institutions and treasuries following a prudent investment philosophy. The Company had no material losses on its cash and marketable securities investments.

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
As of April 30, 2011, the Company had no borrowings under the Credit Facility, and the Company was in compliance with all Credit Facility covenants as seen by the table below:

At April 30, 2011	Required	Actual

Consolidated Interest Coverage Ratio	No less than 3.00 to 1	154.86 to 1

Consolidated Leverage Coverage Ratio	No more than 3.25 to 1	0.13 to 1
Although there were no borrowings on the Credit Facility and only $5.6 million of outstanding letters of credit under the Credit Facility, the aggregate availability under the Credit Facility was limited by the Consolidated Leverage Ratio resulting in an availability of $214.7 million at April 30, 2011. Because the Consolidated Leverage Ratio is based on a rolling twelve months of EBITDA, a change in future earnings will impact the amount available under the Credit Facility in future quarters, absent any pro-forma EBITDA benefit from any potential acquisitions. To have access to the full availability of the $270.0 million Credit Facility, the Company must have a minimum rolling EBITDA of approximately $84 million for the previous four fiscal quarters. Actual rolling EBITDA for the previous four fiscal quarters was $68.8 million as of April 30, 2011. Increased earnings for any future periods could increase availability under the Credit Facility; conversely, reduced earnings for any future periods could adversely impact the amount available under the Credit Facility in future quarters, absent any pro-forma EBITDA benefit from any potential acquisitions.
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
The Company’s working capital was $126.4 million on April 30, 2011 compared to $223.8 million on October 31, 2010. Working capital declined by $97.4 million from the impact of the acquisitions of Edgetech and Yakima, of which $110.8 million represents the cash paid for these acquisitions (net of cash acquired). Partially offsetting this decline was an $8.0 million increase in conversion capital (accounts receivable plus inventory less accounts payable) during the six months ended April 30, 2011. Conversion capital increased primarily due to an increase in inventory reflecting a rise in raw material costs and an increase in levels of raw materials and finished goods held. The Company increased inventory levels partly to enhance customer service as well as to temporarily build inventory and increase raw materials in stock in advance of upcoming supplier price increases.

The following table summarizes the Company’s cash flow results from continuing operations for the six months ended April 30, 2011 and 2010:

	Six Months Ended
	April 30,
	2011	2010
	(In millions)
Cash flows from operating activities	$(5.3)	$40.6
Cash flows from investing activities	$(121.0)	$(8.9)
Cash flows from financing activities	$(3.1)	$(2.3)
Highlights from the Company’s cash flow results for the six months ended April 30, 2011 and 2010 are as follows:
Operating Activities — Continuing Operations
Cash provided by operating activities from continuing operations for the first six months of fiscal 2011 compared to the same period last year declined by $45.9 million. This decline is primarily attributable to reduced income and an increase in conversion capital during the six months ended April 30, 2011 compared to the same 2010 period. Conversion capital during the six months ended April 2011 used $8.6 million of cash primarily attributable to an increase in inventory from a rise in raw material costs and increases in raw and finished goods on hand. The Company increased inventory levels partly to enhance customer service as well as to temporarily build inventory and increase raw materials in stock in advance of upcoming supplier price increases. Additionally, during the three and six months ended April 30, 2010, the Company received a federal income tax refund of $11.4 million; the Company did not receive a tax refund in 2011. Quanex expects to remit an estimated $3.5 million in fiscal 2011 relating to reorganization taxes assumed in the Edgetech acquisition. The Company expects operating cash flows to improve during the balance of fiscal 2011 as the Company’s second half of its fiscal year is typically seasonally stronger.
Investing Activities — Continuing Operations
Cash spending from investing activities from continuing operations during the six months ended April 30, 2011, increased $112.1 million compared to spending during the same prior year period. The increase in investing cash spending is attributable to the Company’s acquisition activity during the second fiscal quarter of 2011. On March 31, 2011, the Company acquired Edgetech for $104.4 million in an all cash transaction (net of cash acquired). Edgetech is headquartered in Cambridge, Ohio, and has three manufacturing facilities (U.S., U.K. and Germany) that produce and market a full line of insulating glass spacer systems for window and door customers in North America and abroad. In March 2011, the Company also acquired JELD-WEN’s vinyl extrusion assets in Yakima, Washington (to be integrated into one of its existing Engineered Products businesses) for $6.4 million in cash consideration. This acquisition was effected through an asset purchase of vinyl extrusion related equipment and certain other assets. During the first half of fiscal 2010, the company spent approximately $1.6 million on a small acquisition.
Capital expenditures increased by $3.5 million during the six months ended April 30, 2011 compared to spending during the same prior year period. In the first six months of fiscal 2011, the Company incurred $1.6 million associated with the rollout of its company-wide ERP system (Project Quest) initiated in March 2011. The current plan anticipates the conversion of all of the Company’s disparate systems to a single system over a period of three years. The Company expects 2011 capital expenditures to approximate $30.0 million. The increase in spending from prior year levels reflect approximately $9.0 million associated with Project Quest. Additionally, the increase relates to organic growth initiatives including capital to support new product development as well as spending on previously deferred projects. At April 30, 2011, the Company had commitments of approximately $3.7 million for the purchase or construction of capital assets. The Company plans to fund these capital expenditures through cash flow from operations.

Financing Activities — Continuing Operations
The Company used $3.1 million for financing activities from continuing operations during the six months ended April 30, 2011, compared to $2.3 million in the same prior year period. The $0.8 million increase in cash spending from financing activities was primarily the result of the Company’s stock repurchase program and to a lesser extent an increase in the cash dividend in mid fiscal 2010. This increase in spending was partially offset by more proceeds from stock option exercises of $0.7 million. The Board of Directors approved a stock repurchase program of 1.0 million shares in May 2010. During the six months ended April 30, 2011, the Company purchased 86,649 shares of common stock at a cost of $1.5 million. In the first six months of fiscal 2011 and 2010, the Company paid quarterly dividends of $0.04 per common share and $0.03 per common share, respectively, with shares outstanding remaining relatively flat. The Company increased its quarterly cash dividend in May 2010 by 33% to $0.04 per share from $0.03 per share.
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
New Accounting Pronouncements
In December 2010, the Financial Accounting Standards Board (FASB) issued ASC Topic No. 2010-29 Business Combinations (ASC Topic 805) — Disclosure of Supplementary Pro Forma Information for Business Combinations which amended ASC Topic 805 “Business Combinations” to specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the year had occurred as of the beginning of the comparable prior annual reporting period only. The ASC also expands the supplemental pro forma disclosures under ASC Topic 805 to include a description of the nature and the amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The ASC is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010 (November 1, 2011 for the Company). Early adoption is permitted. The Company has disclosed information in accordance with this ASC effective March 31, 2011.

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
In April 2011, the FASB issued Accounting Standards Update No. 2011-04 (ASU 2011-04), Fair Value Measurement (ASC Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amended guidance changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. The guidance provided in ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The Company does not expect the provisions of ASU 2011-04 to have a material effect on its consolidated financial statements.

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
At April 30, 2011, the Company had fixed-rate debt totaling $0.2 million or 9% of total debt, which does not expose the Company to the risk of earnings loss due to changes in market interest rates. The Company and certain of its subsidiaries’ floating-rate obligations totaled $1.8 million, or 91% of total debt at April 30, 2011. Based on the floating-rate obligations outstanding at April 30, 2011, a one percent increase or decrease in the average interest rate would result in a change to pre-tax interest expense of approximately $18 thousand.
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

Nichols Aluminum maintains a balanced metals book position which excludes a normal operational inventory level. This operating inventory level as a matter of practice is currently not hedged against material price (LME) movements. This practice reflects that over the commodity price cycle, no gain or loss is incurred on this inventory. Through the use of firm price raw material purchase commitments and LME contracts, the Company intends to protect cost of sales from the effects of changing prices of aluminum. To the extent that the raw material costs factored into the firm price sales commitments are matched with firm price raw material purchase commitments, changes in aluminum prices should have no effect. During fiscal 2011 and 2010, the Company primarily relied upon firm price raw material purchase commitments to protect cost of sales tied to firm price sales commitments. At April 30, 2011, there were 21 open LME forward contracts associated with metal exchange derivatives covering notional volumes of 1.2 million pounds with a fair value mark-to-market net gain of approximately $0.4 million. At April 30, 2011 there were no open LME short sale contracts associated with metal exchange derivatives. These contracts were not designated as hedging instruments, and any mark-to-market net gain or loss was recorded in Cost of sales with the offsetting amount reflected as a current asset or liability on the balance sheet. At October 31, 2010, there were 22 open LME forward contracts associated with metal exchange derivatives covering notional volumes of 1.2 million pounds with a fair value mark-to-market net gain of approximately $0.2 million. In addition, at October 31, 2010, there were 116 open LME short sale contracts associated with metal exchange derivatives covering notional volumes of 6.4 million pounds with a fair value mark-to-market net loss of approximately $0.4 million.
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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (1934 Act) as of April 30, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2011, the disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
As a result of the acquisition of Edgetech on March 31, 2011, certain information included in the Company’s consolidated financial statements for the quarter ended April 30, 2011, was obtained from accounting and information systems utilized by Edgetech that have not yet been fully integrated in the Company’s systems and procedures. In connection with the integration, the Company implemented certain compensating manual procedures and controls at Edgetech to ensure the effectiveness of the Company’s internal control over financial reporting.
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
On May 27, 2010, the Board of Directors approved a stock repurchase program that authorized the repurchase of 1.0 million shares of the Company’s common stock. Set forth below is a table summarizing the program and the repurchase of shares during the quarter ended April 30, 2011.

			(c) Total Number of	(d) Maximum Number of
	(a) Total Number	(b) Average	Shares Purchased as Part	Shares that May Yet Be
	of Shares	Price Paid per	of Publicly Announced	Purchased Under the
Period	Purchased	Share	Plans or Programs (1)	Plans or Programs
February 1, 2011 thru February 28, 2011	—	$—	—	663,351

March 1, 2011 thru March 31, 2011	—	$—	—	663,351

April 1, 2011 thru April 30, 2011(2)	26,839	$20.68	—	663,351

Total	26,839	$20.68	—	663,351

(1)	On May 27, 2010, the Board of Directors approved a stock repurchase program of 1.0 million shares. The program does not have a dollar limit or an expiration date.

(2)
In April 2011, shares were surrendered to the Company by employees to satisfy individual tax withholding obligations upon vesting of previously issued shares of restricted stock awards. Average price paid per share reflects the closing price of Quanex stock on the business day the shares were surrendered by the employee stockholder to satisfy individual tax withholding.

Item 6.	Exhibits

Exhibit
Number	Description of Exhibits

2.1
Agreement and Plan of Merger dated as of January 31, 2011, by and among Quanex Building Products Corporation, QSB, Inc., Lauren Holdco, Inc., Lauren International, Inc., and Kevin E. Gray, as agent for the shareholders of Lauren Holdco, Inc., filed as Exhibit 2.1 of the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913) filed with the Commission on February 2, 2011, and incorporatated herein by reference.

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

QUANEX BUILDING PRODUCTS CORPORATION

/s/ Brent L. Korb Brent L. Korb
Senior Vice President — Finance and Chief Financial Officer
Date: June 14, 2011	(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibits

2.1
Agreement and Plan of Merger dated as of January 31, 2011, by and among Quanex Building Products Corporation, QSB, Inc., Lauren Holdco, Inc., Lauren International, Inc., and Kevin E. Gray, as agent for the shareholders of Lauren Holdco, Inc., filed as Exhibit 2.1 of the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913) filed with the Commission on February 2, 2011, and incorporatated herein by reference.

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