Form 10-Q
period 2011-07-31
Quanex Building Products CORP
filed 2011-08-30
CIK 1423221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 23, 2011
Common Stock, par value $0.01 per share	37,843,134

QUANEX BUILDING PRODUCTS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

QUANEX BUILDING PRODUCTS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 31, 2011	October 31, 2010
	(In thousands except share amounts)
ASSETS
Current assets:
Cash and equivalents	$62,420	$187,178
Accounts receivable, net of allowance of $1,145 and $1,037	100,829	87,007
Inventories	65,296	45,200
Deferred income taxes	13,210	10,547
Prepaid and other current assets	8,916	8,229
Current assets of discontinued operations	—	462

Total current assets	250,671	338,623
Property, plant and equipment, net	157,118	135,517
Deferred income taxes	8,512	30,563
Goodwill	69,611	25,189
Intangible assets, net	91,081	44,668
Other assets	17,340	16,690

Total assets	$594,333	$591,250

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$75,586	$70,986
Accrued liabilities	36,856	43,447
Income taxes payable	746	—
Current maturities of long-term debt	352	327
Current liabilities of discontinued operations	—	30

Total current liabilities	113,540	114,790
Long-term debt	1,323	1,616
Deferred pension and postretirement benefits	4,631	3,667
Non-current environmental reserves	11,322	12,027
Other liabilities	23,351	17,718

Total liabilities	154,167	149,818

Stockholders’ equity:
Preferred stock, no par value, shares authorized 1,000,000; issued and outstanding-None	—	—
Common stock, $0.01 par value, shares authorized 125,000,000; issued 37,854,069 and 37,862,441, respectively	379	379
Additional paid-in-capital	241,049	238,079
Retained earnings	208,388	210,366
Accumulated other comprehensive income (loss)	(805)	(1,757)
Less treasury stock at cost, 541,537 and 351,626 shares, respectively	(8,845)	(5,635)

Total stockholders’ equity	440,166	441,432

Total liabilities and stockholders’ equity	$594,333	$591,250

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2011	2010	2011	2010
	(In thousands, except per share amounts)
Net sales	$252,413	$225,203	$615,333	$576,011
Cost and expenses:
Cost of sales (exclusive of items shown separately below)	209,667	184,799	524,834	478,559
Selling, general and administrative	18,912	17,566	61,230	52,719
Depreciation and amortization	9,197	6,639	24,583	21,008

Operating income (loss)	14,637	16,199	4,686	23,725
Interest expense	(110)	(106)	(341)	(333)
Other, net	(311)	997	127	2,502

Income (loss) from continuing operations before income taxes	14,216	17,090	4,472	25,894
Income tax benefit (expense)	(5,200)	(6,661)	(1,573)	(9,998)

Income (loss) from continuing operations	9,016	10,429	2,899	15,896
Income (loss) from discontinued operations, net of taxes	—	(148)	(12)	(1,108)

Net income (loss)	$9,016	$10,281	$2,887	$14,788

Basic earnings per common share:
Earnings (loss) from continuing operations	$0.24	$0.28	$0.08	$0.43
Income (loss) from discontinued operations	$—	$—	$—	$(0.03)

Basic earnings (loss) per share	$0.24	$0.28	$0.08	$0.40

Diluted earnings per common share:
Earnings (loss) from continuing operations	$0.24	$0.27	$0.08	$0.42
Income (loss) from discontinued operations	$—	$—	$—	$(0.03)

Diluted earnings (loss) per share	$0.24	$0.27	$0.08	$0.39

Weighted-average common shares outstanding:
Basic	37,125	37,350	37,103	37,349
Diluted	37,684	37,983	37,710	37,882

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Nine Months Ended July 31,
	2011	2010
	(In thousands)
Operating activities:
Net income (loss)	$2,887	$14,788
(Income) loss from discontinued operations	12	1,108
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities from continuing operations:
Gain on bargain purchase	—	(1,272)
Depreciation and amortization	24,635	21,060
Deferred income taxes	(295)	6,524
Stock-based compensation	3,599	3,218
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Decrease (increase) in accounts receivable	(4,991)	1,601
Decrease (increase) in inventory	(9,778)	(5,788)
Decrease (increase) in other current assets	244	(889)
Increase (decrease) in accounts payable	(2,801)	7,961
Increase (decrease) in accrued liabilities	(6,879)	5,084
Increase (decrease) in income taxes payable	(1,392)	11,934
Increase (decrease) in deferred pension and postretirement benefits	965	(2,706)
Other, net	3,686	1,533

Cash provided by (used for) operating activities from continuing operations	9,892	64,156
Cash provided by (used for) operating activities from discontinued operations	(68)	(415)

Cash provided by (used for) operating activities	9,824	63,741

Investing activities:
Acquisitions, net of cash acquired	(110,845)	(1,590)
Capital expenditures	(16,969)	(11,779)
Proceeds from property insurance claim	—	392
Proceeds from executive life insurance	683	—
Other, net	75	40

Cash provided by (used for) investing activities from continuing operations	(127,056)	(12,937)
Cash provided by (used for) investing activities from discontinued operations	—	90

Cash provided by (used for) investing activities	(127,056)	(12,847)

Financing activities:
Repayments of long-term debt	(333)	(319)
Common stock dividends paid	(4,500)	(3,775)
Issuance of common stock from stock option exercises, including related tax benefits	1,089	495
Purchase of treasury stock	(4,289)	(2,169)
Other, net	392	(235)

Cash provided by (used for) financing activities from continuing operations	(7,641)	(6,003)
Cash provided by (used for) financing activities from discontinued operations	(392)	235

Cash provided by (used for) financing activities	(8,033)	(5,768)

Effect of exchange rate changes on cash and equivalents	47	23
Less: (Increase) decrease in cash and equivalents from discontinued operations	460	90

Increase (decrease) in cash and equivalents from continuing operations	(124,758)	45,239
Cash and equivalents at beginning of period	187,178	123,499

Cash and equivalents at end of period	$62,420	$168,738

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

Nine Months Ended July 31, 2011	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	(In thousands, except per share amounts)
Balance at October 31, 2010	$379	$238,079	$210,366	$(1,757)	$(5,635)	$441,432
Net income (loss)	—	—	2,887	—	—	2,887
Foreign currency translation adjustment
(net of taxes of $157)	—	—	—	951	—	951
Common dividends ($0.12 per share)	—	—	(4,500)	—	—	(4,500)
Treasury shares purchased, at cost	—	—	—	—	(4,289)	(4,289)
Stock-based compensation activity:
Stock-based compensation earned	—	3,598	—	—	—	3,598
Stock options exercised	—	(20)	(111)	—	998	867
Restricted stock awards	1	(82)	—	—	81	—
Stock-based compensation tax benefit	—	197	—	—	—	197
Other	(1)	(723)	(254)	1	—	(977)

Balance at July 31, 2011	$379	$241,049	$208,388	$(805)	$(8,845)	$440,166

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

QUANEX BUILDING PRODUCTS CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

In December 2010, the FASB issued ASC Topic No. 2010-28 Intangibles — Goodwill and Other (ASC Topic 350) — When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts which amended ASC Topic 350 “Goodwill and Other.” The ASC requires an entity with reporting units that have carrying amounts that are zero or negative to assess whether it is more likely than not that the reporting units’ goodwill is impaired. If the entity determines that it is more likely than not that the goodwill of one or more of its reporting units is impaired, the entity is required to perform Step 2 of the goodwill impairment test for those reporting unit(s) and record any resulting impairment as a cumulative-effect adjustment to beginning retained earnings. The provisions of this ASC are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010 (November 1, 2011 for the Company). Early adoption is not permitted. The Company does not expect the adoption of this ASC to have a material impact on the Company’s consolidated financial statements.

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

In May 2011, the FASB issued Accounting Standards Update No. 2011-04 (ASU 2011-04), Fair Value Measurement (ASC Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amended guidance changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. The guidance provided in ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 (February 1, 2012 for the Company) and is applied prospectively. The Company does not expect the provisions of ASU 2011-04 to have a material effect on its consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05 (ASU 2011-05), Presentation of Comprehensive Income. This amendment will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in

QUANEX BUILDING PRODUCTS CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

stockholders’ equity. The amended guidance, which must be applied retroactively, is effective for interim and annual periods beginning after December 15, 2011 (February 1, 2012 for the Company), with earlier adoption permitted. ASU 2011-05 impacts presentation only and will have no effect on the Company’s financial condition, results of operations or cash flows.

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

Quanex acquired Edgetech by merging its wholly-owned subsidiary, QSB Inc., a Delaware corporation (“QSB”), with and into Lauren International, Inc. formerly known as Lauren Holdco Inc., an Ohio corporation and parent of the Edgetech Entities (“Holdco”), pursuant to the terms and conditions of the previously filed Agreement and Plan of Merger (the “Merger Agreement”), dated as of January 31, 2011, among the Company, QSB, Lauren International Ltd. fka Lauren International Inc., a privately-held Ohio corporation (“Lauren”), Holdco and Kevin E. Gray, as agent for the shareholders of Holdco (“Agent”). Holdco is now Quanex’s wholly-owned subsidiary. As consideration for the acquisition of all of the issued and outstanding capital shares of Holdco, Quanex paid $104.4 million in cash, net of $0.8 million of cash acquired. Of the cash paid, $7.0 million was placed into an escrow fund to satisfy certain indemnity obligations under the Merger Agreement. Additionally, Quanex is responsible for the tax liability resulting from the pre-closing reorganization of Lauren and its subsidiaries limited to $3.5 million, of which $2.8 million was paid during the third quarter of fiscal 2011.

Edgetech is being integrated into the Engineered Products segment. The acquisition of Edgetech complements Quanex’s ongoing efforts to provide its customers with the broadest range of high quality components, products, systems and services the fenestration industry has to offer. The vast majority of windows manufactured today feature double or triple insulating glass, and with window production set to rise as the housing and remodeling markets recover, Quanex believes that the long-term outlook for the business is excellent. Acquiring Edgetech will allow the Company to better serve its growing base of national and regional customers and will further accelerate its international growth as Edgetech has a solid market presence overseas.

QUANEX BUILDING PRODUCTS CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

As of Date of Opening Balance Sheet
(In thousands)
Current assets:
Cash and equivalents	$828
Accounts receivable	9,181
Inventories	10,123
Prepaid and other current assets	2,023

Total current assets	22,155
Property, plant and equipment	21,086
Goodwill	44,052
Intangible assets	48,750
Other assets	1,378

Total assets	$137,421

Current liabilities:
Accounts payable	$6,905
Accrued laibilities	1,316
Income taxes payable	3,780
Deferred income taxes	340
Current maturities of long-term debt	24

Total current liabilities	12,365
Long-term debt	40
Deferred income taxes	19,785

Total liabilities	32,190
Investment	105,231

Total liabilities and equity	$137,421

The purchase price allocation resulted in goodwill of $44.1 million, which is not deductible for income tax purposes. Goodwill consists of the excess of the purchase price over the fair value of the acquired assets and represents the estimated economic value attributable to future operations. The other intangible assets are being amortized over periods which reflect the pattern in which the economic benefits of the assets are expected to be realized. Specifically, the trademarks and trade names are being amortized over an average estimated useful life of 7 years, patents and other developed technology is being amortized over an average life of 10 years and customer relationships are being amortized over an average of 11 years. The weighted average useful life of intangible assets, excluding goodwill, created as a result of the acquisition is 10 years. No residual value is estimated for the intangible assets. While the Company uses its best estimates and assumptions as part of the purchase price allocation process to value assets acquired and liabilities assumed at the acquisition date, the purchase price allocation could change during the measurement period (not to exceed one year) if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of additional assets and liabilities as of that date.

QUANEX BUILDING PRODUCTS CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company recorded $0.3 million and $2.5 million, respectively, of transaction-related costs in connection with the Edgetech acquisition within Selling, general and administrative expense in its Consolidated Statement of Income during the three and nine months ended July 31, 2011.

The Consolidated Statements of Income for the three and nine months ended July 31, 2011, include three and four months of financial results of Edgetech, respectively. For the three months ended July 31, 2011, Edgetech revenues and operating income are $23.7 million and $1.0 million, respectively. For the four months ended July 31, 2011, Edgetech revenues and operating income are $30.1 million and $0.1 million, respectively. In connection with applying the provisions of purchase accounting to state inventory at fair value, the Company increased Edgetech’s inventory value by $2.0 million, which negatively impacts Quanex’s Cost of sales following the acquisition. The Edgetech results were negatively impacted by $0.7 million and $1.6 million of additional non-cash Cost of goods sold during the three and nine months ended July 31, 2011, respectively, due to the increased value of inventory sold from applying purchase accounting to the Edgetech inventory acquired. Additionally, Edgetech results include $1.3 million and $1.7 million in amortization expense from the acquired intangibles for the three and six months ended July 31, 2011, respectively.

The following table provides unaudited pro forma consolidated results of operations for the combined entity for the three and nine months ended July 31, 2011 and 2010 as if Edgetech had been acquired as of the first day of the Company’s fiscal 2010 period.

	Pro forma
	Three Months Ended July 31,		Nine Months Ended July 31,
	2011	2010	2011	2010
	(In thousands, except per share amounts)
Net sales	$252,413	$245,149	$645,330	$628,993
Operating income (loss)	15,670	16,495	8,470	19,353
Income (loss) from continuing operations	$9,836	$10,180	$5,385	$12,798
Diluted earnings (loss) per common share from continuing operations	$0.26	$0.27	$0.14	$0.34

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

QUANEX BUILDING PRODUCTS CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

•

Additional cost of goods sold of $2.0 million ($1.9 million of which is reflected in the nine months ended July 31, 2010) to reflect the increased value of inventory sold as a result of applying purchase accounting, and a partially offsetting benefit in cost of goods sold of $0.7 million and $1.6 million in the three and nine months ended July 31, 2011;

•

Additional expense of $2.5 million in the nine months ended July 31, 2010 to reflect the transaction-related costs incurred, and an offsetting reduction of expense of $0.3 million and $2.5 million in the three and nine months ended July 31, 2011;

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

4.	Goodwill and Acquired Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the periods ended July 31, 2011 and October 31, 2010 are as follows (in thousands):

	Engineered Products	Aluminum Sheet Products	Consolidated
Balance at October 31, 2010
Goodwill, gross	$175,455	$20,389	$195,844
Accumulated impairment losses	(150,266)	(20,389)	(170,655)

Goodwill, net	$25,189	$—	$25,189

Acquisition	44,052	—	44,052
Foreign currency translation adjustment	370	—	370

Balance at July 31, 2011
Goodwill, gross	219,877	20,389	240,266
Accumulated impairment losses	(150,266)	(20,389)	(170,655)

Goodwill, net	$69,611	$—	$69,611

Acquired Intangible Assets

Intangible assets consist of the following (in thousands):

	As of July 31, 2011		As of October 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer relationships	$44,618	$(7,806)	$21,200	$(6,291)
Trademarks and trade names	45,078	(10,789)	33,530	(9,156)
Patents and other technology	25,775	(7,071)	11,560	(6,175)
Other	1,392	(116)	—	—

Total	$116,863	$(25,782)	$66,290	$(21,622)

QUANEX BUILDING PRODUCTS CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The aggregate amortization expense for the three and nine month period ended July 31, 2011 was $2.1 million and $4.2 million, respectively. The aggregate amortization expense for the three and nine month period ended July 31, 2010 was $0.8 million and $2.3 million, respectively. Estimated amortization expense for the next five years, based upon the amortization of pre-existing intangibles follows:

Fiscal Years Ending October 31,	Estimated Amortization
(In thousands)
2011 (remaining three months)	$2,138
2012	$8,553
2013	$8,490
2014	$8,351
2015	$8,212

5.	Inventories

Inventories consist of the following:

	July 31, 2011	October 31, 2010
	(In thousands)
Raw materials	$27,117	$18,823
Finished goods and work in process	34,324	23,756

	61,441	42,579
Supplies and other	3,855	2,621

Total	$65,296	$45,200

Fixed costs related to excess manufacturing capacity, if any, have been expensed in the period, and therefore, are not capitalized into inventory. The values of inventories in the consolidated balance sheets are based on the following accounting methods:

	July 31, 2011	October 31, 2010
	(In thousands)
LIFO	$23,738	$20,122
FIFO	41,558	25,078

Total	$65,296	$45,200

An actual valuation of inventory under the last in, first out (LIFO) method can be made only at the end of each year based on the inventory costs and levels at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory costs and levels. Because these are subject to many factors beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation which could significantly differ from interim estimates. To estimate the effect of LIFO on interim periods, the Company performs a projection of the year-end LIFO reserve and considers expected year-end inventory pricing and expected inventory levels. Depending on this projection, the Company may record an interim allocation of the projected year-end LIFO calculation. This projection resulted in $3.8 million interim LIFO expense allocation (reported in Cost of sales) for the nine months ended July 31, 2011. With respect to inventories valued using the LIFO method, replacement cost exceeded the LIFO value by approximately $13.8 million and $10.1 million as of July 31, 2011 and October 31, 2010, respectively.

QUANEX BUILDING PRODUCTS CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.	Earnings and Dividends Per Share

Earnings Per Share

The computational components of basic and diluted earnings per share from continuing operations for the three and nine months ended July 31, 2011 and 2010 are below (shares and dollars in thousands except per share amounts):

	For the Three Months Ended July 31, 2011			For the Three Months Ended July 31, 2010
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings and earnings per share	$9,016	37,125	$0.24	$10,429	37,350	$0.28

Effect of dilutive securities:
Common stock equivalents arising from stock options	—	366		—	321
Restricted stock	—	193		—	210
Common stock held by rabbi trust	—	—		—	102

Diluted earnings and earnings per share	$9,016	37,684	$0.24	$10,429	37,983	$0.27

	For the Nine Months Ended July 31, 2011			For the Nine Months Ended July 31, 2010
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings and earnings per share	$2,899	37,103	$0.08	$15,896	37,349	$0.43

Effect of dilutive securities:
Common stock equivalents arising from stock options	—	380		—	253
Restricted stock	—	227		—	178
Common stock held by rabbi trust	—	—		—	102

Diluted earnings and earnings per share	$2,899	37,710	$0.08	$15,896	37,882	$0.42

The computation of diluted earnings per share excludes outstanding options and other common stock equivalents in periods where inclusion of such potential common stock instruments would be anti-dilutive in the periods presented. For the nine months ended July 31, 2011 and 2010, the Company had 0.3 million and 0.3 million, respectively, of securities that are potentially dilutive in future earnings per share calculations. Such dilution will be dependent on the excess of the market price of the Company’s stock over the exercise price and other components of the treasury stock method.

Dividends Per Share

During the three and nine months ended July 31, 2011, the Company paid $0.04 and $0.12, respectively, cash dividend per common share. During the three and nine months ended July 31, 2010, the Company paid $0.04 and $0.10, respectively, cash dividend per common share.

QUANEX BUILDING PRODUCTS CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.	Comprehensive Income

Comprehensive income comprises net income and all other non-owner changes in equity, including foreign currency translation, pension related adjustments and realized and unrealized gains and losses on derivatives, if any. Comprehensive income for the three and nine months ended July 31, 2011 and 2010 was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2011	2010	2011	2010
	(In thousands)
Comprehensive income (loss):
Net income (loss)	$9,016	$10,281	$2,887	$14,788
Foreign currency translation adjustment	(1,026)	(30)	951	48

Total comprehensive income (loss), net of taxes	$7,990	$10,251	$3,838	$14,836

The 2011 foreign currency translation activity is primarily associated with Edgetech, acquired by the Company on March 31, 2011. As a result of this acquisition, Quanex now has operations in Germany and the United Kingdom whose functional currency is the Euro and the British Pound Sterling, respectively.

8.	Long-Term Debt and Capital Lease Obligations

Long-term debt consists of the following:

	July 31, 2011	October 31, 2010
	(In thousands)
Revolving Credit Facility	$—	$—
City of Richmond, Kentucky Industrial Building Revenue Bonds	900	1,000
Scott County, Iowa Industrial Waste Recycling Revenue Bonds	600	800
Capital lease obligations and other	175	143

Total debt	$1,675	$1,943
Less maturities due within one year included in current liabilities	352	327

Long-term debt	$1,323	$1,616

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

Under the Credit Facility, the Company is obligated to comply with certain financial covenants requiring the Company to maintain a Consolidated Leverage Ratio of no more than 3.25 to 1 and a Consolidated Interest Coverage Ratio of no less than 3.00 to 1. As defined by the Credit Facility’s indenture, the Consolidated Leverage Ratio is the ratio of consolidated indebtedness as of such date to consolidated EBITDA for the previous four fiscal quarters; and the Consolidated Interest Coverage Ratio is the ratio of consolidated EBITDA to consolidated interest expense for the previous four consecutive fiscal quarters. EBITDA is defined by the indenture to include proforma EBITDA of acquisitions and to exclude certain items like non-cash charges.

QUANEX BUILDING PRODUCTS CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Additionally, the Credit Facility contains certain limitations on additional indebtedness, asset or equity sales, and acquisitions. Dividends and other distributions are permitted so long as after giving effect to such dividend or stock repurchase, there is no event of default.

As of July 31, 2011, the Company had no borrowings under the Credit Facility, and the Company was in compliance with all Credit Facility financial covenants. The availability under the Credit Facility is a function of both the facility amount utilized and meeting covenant requirements. Although there were no borrowings on the Credit Facility and only $5.2 million of outstanding letters of credit under the Credit Facility, the aggregate availability under the Credit Facility was limited by the Consolidated Leverage Ratio resulting in an availability of $204.0 million at July 31, 2011.

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

The components of net periodic pension cost are as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2011	2010	2011	2010
	(In thousands)
Pension Benefits
Service cost	$1,002	$839	$2,884	$2,490
Interest cost	213	165	614	474
Expected return on plan assets	(276)	(188)	(795)	(517)
Amortization of unrecognized net loss	24	36	69	110

Net periodic pension cost	$963	$852	$2,772	$2,557

The Company’s pension funding policy generally has been to make the minimum annual contributions required by applicable regulations while considering targeted funded percentages. In fiscal 2010, the Company

QUANEX BUILDING PRODUCTS CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

decided to modify its funding strategy and accelerate contributions to target a 100% funding threshold. Additionally, the Company will consider funding fiscal year requirements early in the fiscal year to potentially maximize returns on assets. The Company made no contributions during the three months ended July 31, 2011 to its defined benefit plan. During the nine months ended July 31, 2011, the Company contributed $1.9 million to its defined benefit plan. The Company does not expect to make any additional contributions for the balance of fiscal 2011. Expected contributions are dependent on many variables, including the variability of the market value of the assets as compared to the obligation and other market or regulatory conditions. In addition, the Company takes into consideration its business investment opportunities and resulting cash requirements. Accordingly, actual funding may differ greatly from current estimates.

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

Quanex has two reportable segments: Engineered Products and Aluminum Sheet Products. The Engineered Products segment produces engineered systems, finished products and components serving the OEM residential window and door industry, while the Aluminum Sheet Products segment produces mill finished and coated aluminum sheet serving the broader building products markets. The main market drivers of both segments are residential repair and remodel activity (R&R) and new home construction.

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

	Three Months Ended July 31,		Nine Months Ended July 31,
	2011	2010	2011	2010
	(In thousands)
Net Sales:
Engineered Products	$124,119	$101,746	$290,623	$259,272
Aluminum Sheet Products	132,130	127,600	334,328	326,252
Intersegment Eliminations	(3,836)	(4,143)	(9,618)	(9,513)

Consolidated	$252,413	$225,203	$615,333	$576,011

Operating Income (Loss):
Engineered Products	$14,146	$13,131	$15,411	$22,969
Aluminum Sheet Products	7,417	8,866	14,027	19,732
Corporate & Other	(6,926)	(5,798)	(24,752)	(18,976)

Consolidated	$14,637	$16,199	$4,686	$23,725

QUANEX BUILDING PRODUCTS CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	July 31, 2011	October 31, 2010
	(In thousands)
Identifiable Assets:
Engineered Products [1]	$404,191	$258,919
Aluminum Sheet Products	156,373	152,113
Corporate, Intersegment Eliminations & Other [2]	33,769	179,756
Discontinued Operations [3]	—	462

Consolidated	$594,333	$591,250

Goodwill:
Engineered Products	$69,611	$25,189

Consolidated	$69,611	$25,189

11.	Stock-Based Compensation

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

The Company’s practice is to grant options and restricted stock or RSUs to non-employee directors on October 31st of each year, with an additional grant of options to each director on the date of his or her first anniversary of service. Additionally, the Company’s practice is to grant options and restricted stock or RSUs to employees at the Company’s December board meeting and occasionally to key employees as deemed appropriate at other times during the year. The exercise price of the option awards is equal to the closing market price on the date granted. The Company generally issues shares from treasury stock, if available, to satisfy stock option exercises and grants of restricted stock. If there are no shares in treasury stock, the Company issues additional shares of common stock. The Company has not capitalized any stock-based compensation cost as part of inventory or fixed assets during the nine months ended July 31, 2011 and 2010.

[1]	Increase in Engineered Products identifiable assets and goodwill are primarily attributable to the Edgetech acquisition on March 31, 2011. See note 3 for discussion of this acquisition.
[2]	Decrease in Corporate, Intersegment Eliminations & Other identifiable assets are primarily attributable to cash paid of $110.8 million for the Edgetech and Yakima acquisitions.
[3]	In January 2010, management committed to a plan to shut down the operations of its start-up facility in China; therefore, the China assets are included in discontinued operations for all periods presented.

QUANEX BUILDING PRODUCTS CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Restricted Stock Awards

Under the 2008 Plan, common stock may be awarded to key employees, officers and non-employee directors. The recipient is entitled to all of the rights of a shareholder, except that during the forfeiture period the shares are nontransferable. The awards vest over a specified time period, but typically either immediately vest or cliff vest over a three-year period with service as the vesting condition. Upon issuance of stock under the plan, fair value is measured by the grant-date price of the Company’s shares. This fair value is then expensed over the restricted period with a corresponding increase to additional paid-in-capital. A summary of non-vested restricted stock award changes during the nine months ended July 31, 2011 follows:

	Shares	Weighted-Average Grant-Date Fair Value Per Share
Non-vested at October 31, 2010	378,616	$13.07
Granted	69,200	17.14
Vested	(136,219)	15.28
Forfeited	(25,207)	13.62

Non-vested at July 31, 2011	286,390	$12.95

The weighted-average grant-date fair value of restricted stock granted during the nine months ended July 31, 2011 and 2010 was $17.14 and $16.21 per share, respectively. The total fair value of restricted stock vested during the nine months ended July 31, 2011 and July 31, 2010 was $2.1 million and $0.1 million, respectively. Total unrecognized compensation cost related to unamortized restricted stock awards was $1.6 million as of July 31, 2011. This cost is expected to be recognized over a weighted-average period of 1.9 years.

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

	Nine Months Ended July 31,
	2011	2010
Weighted-average expected volatility	53.0%	55.0%
Expected term (in years)	4.9-5.1	4.9-5.1
Risk-free interest rate	1.7%	2.1%
Expected dividend yield over expected term	1.0%	1.0%
Weighted-average grant-date fair value per share	$7.59	$7.32

QUANEX BUILDING PRODUCTS CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Below is a table summarizing the stock option shares activity for the 2008 Plan since October 31, 2010:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000s)
Outstanding at October 31, 2010	1,724,301	$13.24
Granted	425,600	17.48
Exercised	(61,338)	14.13
Forfeited	(2,419)	13.61

Outstanding at July 31, 2011	2,086,144	14.07	7.4	$4,384

Vested or expected to vest at July 31, 2011	2,014,596	14.02	7.4	$4,281

Exercisable at July 31, 2011	1,260,707	$13.38	6.7	$3,093

The total intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the nine months ended July 31, 2011 and 2010 was $0.3 million and $0.3 million, respectively. The total fair value of shares vested during the nine months ended July 31, 2011 and 2010 was $2.4 million and $1.6 million, respectively. Total unrecognized compensation cost related to stock options granted under the 2008 Plan was $3.1 million as of July 31, 2011. This cost is expected to be recognized over a weighted-average period of 1.8 years.

12.	Income Taxes

The provision for income taxes is determined by applying an estimated annual effective income tax rate to income from continuing operations before income taxes. The rate is based on the most recent annualized forecast of pretax income, permanent book versus tax differences and tax credits. The Company’s estimated annual effective tax rate for the nine months ended July 31, 2011 is 35.2% compared to the estimated annual effective tax rate of 38.6% for the nine months ended July 31, 2010. The decline in the nine months ended July 31, 2011 effective rate is primarily due to additional benefit from the manufacturer’s deduction and the R&D credit.

Prepaid and other current assets on the Consolidated Balance Sheets include an income tax receivable of $2.2 million and $2.6 million as of July 31, 2011 and October 31, 2010, respectively.

The non-current deferred income taxes asset balance decreased from $30.6 million as of October 31, 2010 to $8.5 million as of July 31, 2011. This large decrease primarily relates to the non-current deferred income tax liability established in the Edgetech acquisition.

The Income taxes payable balance of $0.7 million as of July 31, 2011 relates to the reorganization taxes assumed in the acquisition of Edgetech ($3.5 million, less payments of $2.8 million in third quarter).

The Company’s unrecognized tax benefit (UTB) is related to the Separation and state tax items regarding the interpretations of tax laws and regulations. The total UTB as of July 31, 2011 is $18.9 million. Of this, $8.3 million is recorded in Other liabilities and $10.6 million is recorded in Deferred income taxes (non-current assets). The UTB includes $1.0 million for which the disallowance of such items would not affect the annual effective tax rate.

Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s financial statements or income tax returns. The final outcome of the future tax consequences of legal

QUANEX BUILDING PRODUCTS CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

proceedings, if any, as well as the outcome of competent authority proceedings, changes in regulatory tax laws, or interpretation of those tax laws could impact the Company’s financial statements. The Company is subject to the effects of these matters occurring in various jurisdictions. The Company believes that it is reasonably possible that a decrease of approximately $3.5 million in the UTB may be recognized within the next twelve months as a result of a lapse in the statute of limitations.

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

As described below, the Company currently is engaged in remediation activities at one of its plant sites. The total associated environmental reserve and corresponding recovery as of July 31, 2011 and October 31, 2010 were as follows:

	July 31, 2011	October 31, 2010
	(In thousands)
Current	$1,700	$1,564
Non-current [1]	11,322	12,027

Total environmental reserves	$13,022	$13,591

Receivable for recovery of remediation costs [2]	$12,293	$12,747

Approximately $1.3 million of the July 31, 2011 reserve represents administrative costs; the balance represents estimated costs for investigation, studies, cleanup, and treatment. The reserve has not been discounted. As discussed below, an associated $12.3 million and $12.7 million undiscounted recovery from indemnitors of remediation costs at one plant site is recorded as of July 31, 2011 and October 31, 2010, respectively.

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

QUANEX BUILDING PRODUCTS CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

conditions and, during the first quarter 2006, started a phased program to treat in-place free product petroleum that had been released underneath the plant. During the third quarter 2010, NAA submitted to the state its proposed workplan for implementing a site-wide remedy; a revised version reflecting both additional sampling data and responses to state comments was submitted during the second quarter 2011. Based on those plans, which remain subject to further state review and approval, the Company’s remediation reserve at NAA’s Decatur plant is $13.0 million. NAA was acquired through a stock purchase in which the sellers agreed to indemnify Quanex and NAA for identified environmental matters related to the business and based on conditions initially created or events initially occurring prior to the acquisition. Environmental conditions are presumed to relate to the period prior to the acquisition unless proved to relate to releases occurring entirely after closing. The limit on indemnification is $21.5 million excluding legal fees. While the Company’s current estimates indicate it will not reach this limit, changing circumstances could result in additional costs or expense that are not foreseen at this time. In accordance with the indemnification, the indemnitors paid the first $1.5 million of response costs and have been paying 90% of ongoing costs. Based on its experience to date, its estimated cleanup costs going forward, and costs incurred to date as of July 31, 2011, the Company expects to recover from the sellers’ shareholders an additional $12.3 million. Of that, $11.7 million is recorded in Other assets on the Consolidated Balance Sheets, and the balance is reflected in Accounts receivable on the Consolidated Balance Sheets.

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

The Company’s estimated obligations for warranty are accrued concurrently with the revenue recognized. The Company makes provisions for its warranty obligations based upon historical experience incurred for such obligations adjusted, as necessary, for current conditions and factors. Due to the significant uncertainties and judgments involved in estimating the Company’s warranty obligations, including changing product designs, variance in customer installation process and future claims experience varying from historical claims experience, the ultimate amount incurred for warranty costs could change in the near and long-term from the current estimate.

QUANEX BUILDING PRODUCTS CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table provides a reconciliation of the activity related to the Company’s accrued warranty, including both the current (reported in Accrued liabilities on the Consolidated Balance Sheets) and long-term portions (reported in Other liabilities on the Consolidated Balance Sheets), for the nine months ended July 31, 2011 (in thousands):

July 31, 2011
Balance at October 31, 2010	$3,697
Provision for warranty expense	2,843
Warranty costs paid	(948)

Total accrued warranty	$5,592
Less long-term portion	1,512

Current accrued warranty	$4,080

During the first fiscal quarter of 2011, the reserve was increased by $2.1 million related to a rise in projected claim experience for a legacy product that was discontinued some years ago.

15.	Fair Value Measurement of Assets and Liabilities

The Company holds Money Market Fund investments that are classified as cash equivalents and are measured at fair value on a recurring basis, based on quoted prices in active markets for identical assets (Level 1). The Company had cash equivalent investments totaling approximately $36.0 million and $180.6 million at July 31, 2011 and October 31, 2010, respectively. The decrease is primarily related to the $104.4 million cash paid for the acquisition of Edgetech, net of cash acquired of $0.8 million. Inputs and valuation techniques used to measure the fair value of the Company’s pension plan assets vary according to the type of security being valued. All of the equity and debt securities held directly by the plans are actively traded and fair values are determined based on quoted market prices. As of July 31, 2011 and October 31, 2010, the fair value of pension plan assets was $14.9 million and $12.9 million, respectively. As of July 31, 2011, the Company did not have any assets or liabilities obtained from readily available pricing sources for comparable instruments (Level 2) or requiring measurement at fair value without observable market values that would require a high level of judgment to determine fair value (Level 3).

16.	Stock Repurchase Program and Treasury Stock

On May 27, 2010, the Board of Directors approved a stock repurchase program of 1.0 million shares, and on August 25, 2011, the Board of Directors authorized an additional 1.0 million shares to this program. The objectives of this program are to manage the dilution created by shares issued under stock-based compensation plans and to repurchase shares opportunistically. The Company records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. The Company uses a moving-average method on the subsequent reissuance of shares, and any resulting proceeds in excess of cost are credited to additional paid in capital while any deficiency is charged to retained earnings.

As of October 31, 2010, the number of shares in treasury stock was 351,626. During the nine months ended July 31, 2011, the Company purchased 256,249 shares at a cost of $4.3 million partially offset by shares issued for stock option exercises and restricted stock grants for a net increase to the number of shares in treasury stock to 541,537 as of July 31, 2011. Since inception of the program, Quanex has purchased 506,249 shares through July 31, 2011 and purchased 745,299 shares through August 29, 2011. The remaining shares authorized for repurchase in the program was 1,254,701 as of August 29, 2011.

QUANEX BUILDING PRODUCTS CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

17.	Other Income (Expense)

During the three and nine months ended July 31, 2011, the Company incurred $0.4 million and $0.2 million of transaction losses which are included in determining net income primarily related to Edgetech’s international operations and foreign currency denominated receivables. There are no transaction gains or losses during the three and nine months ended July 31, 2010.

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

General

The discussion and analysis of Quanex Building Products Corporation and its subsidiaries’ financial condition and results of operations should be read in conjunction with the July 31, 2011 Consolidated Financial Statements of the Company and the accompanying notes and in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2010. References made to the “Company” or “Quanex” include Quanex Building Products Corporation and its subsidiaries and Quanex Corporation (Predecessor to Quanex Building Products Corporation) unless the context indicates otherwise.

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

Factors exist that could cause the Company’s actual results to differ materially from the expected results described in or underlying the Company’s forward-looking statements. Such factors include domestic and international economic activity, prevailing prices of aluminum scrap and other raw material costs, the rate of change in prices for aluminum scrap, fluctuations in foreign currency exchange rates, energy costs, interest rates, construction delays, market conditions, particularly in the home building and remodeling markets, any material changes in purchases by the Company’s principal customers, labor supply and relations, environmental regulations, changes in estimates of costs for known environmental remediation projects and situations, world-wide political stability and economic growth, warranty obligations, the Company’s successful implementation of its internal operating plans, acquisition strategies and integration, performance issues with key customers, suppliers and subcontractors, and regulatory changes and legal proceedings. Accordingly, there can be no assurance that the forward-looking statements contained herein will occur or that objectives will be achieved. All written and verbal forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors. For more information, see Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K, for the year ended October 31, 2010.

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

Consolidated Results of Operations

Summary Information

	Three Months Ended July 31,				Nine Months Ended July 31,
	2011	2010	Change	%	2011	2010	Change	%
	(Dollars in millions)
Net sales	$252.4	$225.2	$27.2	12.1	$615.3	$576.0	$39.3	6.8
Cost of sales [1]	209.7	184.8	24.9	13.5	524.8	478.6	46.2	9.7
Selling, general and administrative	18.9	17.6	1.3	7.4	61.2	52.7	8.5	16.1
Depreciation and amortization	9.2	6.6	2.6	39.4	24.6	21.0	3.6	17.1

Operating income (loss)	14.6	16.2	(1.6)	(9.9)	4.7	23.7	(19.0)	(80.2)

Interest expense	(0.1)	(0.1)	—	—	(0.3)	(0.3)	—	—
Other, net	(0.3)	1.0	(1.3)	(130.0)	0.1	2.5	(2.4)	(96.0)
Income tax (expense) benefit	(5.2)	(6.7)	1.5	(22.4)	(1.6)	(10.0)	8.4	(84.0)

Income (loss) from continuing operations	$9.0	$10.4	$(1.4)	(13.5)	$2.9	$15.9	$(13.0)	(81.8)

[1]	Exclusive of items shown separately below.

Overview

Quanex continues to face difficult end markets and prime window demand has dropped to new lows. The first quarter of 2011 experienced demand pull-forward in advance of the $1,500 window tax credit that expired on December 31, 2010, while the second fiscal quarter experienced an expected drop due to demand being pulled ahead into the first fiscal quarter. As expected by the Company, customer demand in the third fiscal quarter of 2011 did not experience a meaningful Spring bounce as is typical for this time of the year. The three and nine months ended July 31, 2011 figures include financial results from the Edgetech acquisition beginning in April 2011. Net sales, excluding Edgetech, increased $3.5 million or 1.6% for the three months ended July 31, 2011 compared to the same 2010 period. Edgetech added $23.7 million of Net sales for the third quarter of fiscal 2011. Of the $39.3 million increase, Net sales for the nine months ended July 31, 2011 were up $30.1 million compared to the same period of last year driven by the Edgetech acquisition. Despite weak end markets, same store 2011 revenues from Engineered Products were generally flat compared to 2010, supported by price increases and surcharges. Operating income in the third quarter of 2011 included $1.0 million of operating income from Edgetech, but was $1.6 million lower than the year ago quarter due to lower shipments coupled with higher maintenance costs at Aluminum Sheet Products, acquisition related costs and higher Engineered Products sales and marketing costs as the Company invested in long-term organic growth initiatives. Operating income for the nine months ended July 31, 2011 was $19.0 million lower than the same period last year due to the same factors described for the third quarter, coupled with costs at Engineered Products associated with rationalizing operations, acquisition related costs, higher raw material costs and warranty expense.

The Company believes that consumer demand for more energy efficient products and its ability to provide innovative window and door systems in addition to stand-alone components, along with its new sales and marketing efforts targeted at regional OEM customers, will help fuel long-term organic growth even as the housing market continues to experience hardship. Demographics for long-term housing demand in the U.S. remain favorable when factoring the projected population increase and continuing immigration. The Company believes taking a disciplined approach to the way it seeks new business opportunities will make it a more successful company and a stronger competitor by offering a broader range of customers a more robust slate of systems, products and services. Additionally, the Company is elevating its programs to develop more energy efficient products. These programs and initiatives, coupled with an eventual return to a more normal housing market, will benefit Quanex over the long term.

Business Segments

Quanex has two reportable segments: Engineered Products and Aluminum Sheet Products. The Engineered Products segment produces systems, finished products, and components serving the OEM residential window and door industry, while the Aluminum Sheet Products segment produces mill finished and coated aluminum sheet serving the broader building products markets. The primary market drivers of both segments are residential repair and remodel activity (R&R) and new home construction.

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

Three and Nine Months Ended July 31, 2011 Compared to Three and Nine Months Ended July 31, 2010

Engineered Products

	Three Months Ended July 31,				Nine Months Ended July 31,
	2011	2010	Change	%	2011	2010	Change	%
	(Dollars in millions)
Net sales	$124.1	$101.7	$22.4	22.0	$290.6	$259.3	$31.3	12.1
Cost of sales [1]	90.5	74.5	16.0	21.5	222.1	193.1	29.0	15.0
Selling, general and administrative	12.4	9.5	2.9	30.5	35.0	28.5	6.5	22.8
Depreciation and amortization	7.1	4.6	2.5	54.3	18.1	14.7	3.4	23.1

Operating income (loss)	$14.1	$13.1	$1.0	7.6	$15.4	$23.0	$(7.6)	(33.0)

Engineered Products is focused on providing window and door OEM customers with fenestration components, products and systems. Key end markets are residential remodel and repair (R&R) and new home construction. Net sales for the three months ended July 31, 2011, excluding Edgetech, were $1.3 million or 1.3% compared to the same period of 2010. Edgetech added $23.7 million of Net sales for the third fiscal quarter of 2011. The third quarter year-over-year comparison was negatively impacted by the higher than normal demand realized in the third quarter of 2010 which had the benefit of a $1,500 energy efficient window tax credit program. There were no similar tax credits in the third quarter of 2011. Since Quanex’s acquisition of Edgetech on March 31, 2011, Edgetech generated $30.1 million in Net sales and is the primary reason Net sales for the nine months ended July 31, 2011 exceeded the prior year 2010 period. Engineered Products’ Net sales before considering acquisitions were nearly flat despite headwinds in its end markets. Engineered Products compares its sales to US window shipments as reported by Ducker Worldwide, a market intelligence firm. For the twelve months ended July 31, 2011, Engineered Products’ Net sales before contributions from acquisitions were down 0.8% compared to the previous twelve months, versus US window shipments that were down approximately 6%. Quanex believes there is value in measuring its sales performance against industry indexes. As expected, the seasonal volume pickup in demand during the third quarter 2011 was lower than traditionally experienced in prior years; uncertainty remains as to what level the demand will be during the remainder of 2011.

Net sales less Cost of sales (Contribution margin) at Engineered Products for the three and nine months ended July 31, 2011 compared to the same periods of last year improved by $6.4 million and $2.3 million, respectively, including Edgetech’s contribution of $6.8 million and $7.7 million, respectively. Net sales less Cost of sales as a percent of Net sales for the quarter ended July 31, 2011 is above the same 2010 periods (with and without acquisitions) even with the weak market and negative pressure on volume. Although Engineered Products experienced higher raw material costs in the third quarter of 2011, these higher costs were generally offset by higher prices, surcharges, cost controls and productivity improvements, which strengthened margins. Truseal, one of the Company’s warm edge, insulating glass spacer divisions, initiated an oil based raw material surcharge effective May 1, 2011. The surcharge helped Truseal offset the rising cost of butyl, a key raw material of the business and highly correlated to the price of oil. Third quarter 2011 margins also benefited from Edgetech’s results. Net sales less Cost of sales as a percent of Net sales for the nine months ended July 31, 2011 are below the same 2010 period due to higher raw material costs and temporary increases in labor expense as the Company used overtime to meet a hike in orders in November and December; additionally, the first fiscal quarter of 2010 benefited from hourly labor savings associated with the strike at the segment’s Barbourville, Kentucky facility in mid-December 2009. Further reducing margins during the nine months ended July 31, 2011 was $3.1 million of costs associated with plant consolidations and closings as the Company rationalized production facilities. The Company finished the building consolidation project at its facility in Kent, Washington where four buildings have been consolidated to one, and the Company closed a facility in The Dalles, Oregon. Of the $3.1 million in plant consolidation costs, $1.3 million is recognized in Cost of sales. During the nine months ended July 31, 2011, $2.1 million of expense was recognized in Cost of sales to increase the warranty reserve

[1]	Exclusive of items shown separately below.

associated with a legacy product that was discontinued some years ago. Because the establishment of the warranty reserve is an inherently uncertain process involving estimates of the number of future claims and the cost to settle claims, the Company’s ultimate losses may differ from the warranty reserve and future adjustments to the reserve may be necessary. Finally, 2011 results were negatively impacted by $0.7 million and $1.6 million of additional non-cash Cost of goods sold during the three and nine months ended July 31, 2011, respectively, due to the increased value of inventory sold from applying purchase accounting to the Edgetech inventory acquired. Of the initial $2.0 million increase in inventory value from applying purchase accounting, the Company expects the majority of the $0.4 million balance to be recognized during the remainder of 2011.

Selling, general and administrative costs increased for the 2011 quarter and year from the acquisition of Edgetech which reported $3.7 million and $4.9 million of Selling, general and administrative costs for the three and nine months ended July 31, 2011. Additionally, the increase in Selling, general and administrative costs for the year were attributable to $1.4 million (included in the total $3.1 million discussed above) of costs associated with the aforementioned plant consolidations and closing during the first fiscal quarter of 2011. The majority of the $1.4 million represents an estimated liability to terminate a facility operating lease; if the associated sublease differs from assumptions inherent in the estimate used to derive the reserve, additional expense or a recovery of expense could be recognized in future periods. Furthermore, Engineered Products incurred additional sales and marketing expenses of $1.4 million in 2011 associated with the roll out of new products and programs and increasing resources necessary to achieve long-term organic growth, with a focus on expanding further into the regional segment of the residential market. Benefiting the comparative 2011 results is $1.0 million of costs associated with the aforementioned strike in mid December 2009 (partially offset by the direct labor savings in Cost of sales) as well as reduced incentives corresponding to lower earnings.

Depreciation and amortization has increased for the quarter and the year in 2011 compared to 2010 primarily due to the acquisition of Edgetech on March 31, 2011. Depreciation and amortization associated with Edgetech was $2.1 million (three months) and $2.7 million (four months) for the three and nine months ended July 31, 2011, respectively. In addition, depreciation and amortization increased for the year in 2011 by $0.3 million (included in the total $3.1 million discussed above) for accelerated depreciation related to the plant consolidations. Depreciation and amortization for the full fiscal year of 2012 is expected to increase over fiscal 2011 as a full twelve months of expense associated with the recognition of Edgetech intangible assets and the step-up in Edgetech’s tangible assets is realized going forward.

Operating income for the third fiscal quarter of 2011 was up by $1.0 million from Edgetech while the operating income from the remaining Engineered Products businesses was flat compared to the same period of 2010. Operating income for the nine months ended July 31, 2011 was below prior year levels primarily due to weak end markets and rising material costs as well as negative impacts from current year costs to consolidate facilities, warranty expense associated with legacy products and incremental sales and marketing investment to support Engineered Products’ organic growth initiatives.

Engineered Products’ long-term organic growth programs are focused on driving profitable growth through one sales and marketing team, coupled with the engineering collaboration of its family of businesses: Mikron, Truseal and Homeshield (and as of March 31, 2011, Edgetech). The Company believes these programs will drive profitable growth at Engineered Products by furthering the goal of becoming the leading energy efficient expert in the market by offering customers state-of-the-art engineering, design and marketing support. The organic growth programs were formalized and launched in March 2010 and are comprised of related initiatives to execute this strategy; the sales, marketing and engineering efforts of these divisions operated independently in the past. Today, Engineered Products’ sales and marketing employees have been organized into a single team to better utilize their combined capabilities to expand sales opportunities to the existing customer base. Additionally, the new sales and marketing structure is focused on developing and capturing more regional OEM business. Regional OEMs, a customer class Engineered Products has historically underserved, are believed to comprise about 60% of the market. The engineering resources across Engineered Products are also working together to develop products and systems that provide customers with the latest innovations in technology and energy efficiency. Engineered Products is in the early stages of this long-term organic growth initiative but believes it will have a meaningful impact on its long-term growth and profitability. The Company will continue to incur expenses and to invest in additional resources at Engineered Products to support this organic growth effort.

Aluminum Sheet Products

	Three Months Ended July 31,				Nine Months Ended July 31,
	2011	2010	Change	%	2011	2010	Change	%
	(Dollars in millions)
Net sales	$132.1	$127.6	$4.5	3.5	$334.3	$326.2	$8.1	2.5
Cost of sales [1]	120.8	113.3	7.5	6.6	307.9	292.4	15.5	5.3
Selling, general and administrative	1.8	3.4	(1.6)	(47.1)	5.9	7.9	(2.0)	(25.3)
Depreciation and amortization	2.1	2.0	0.1	5.0	6.4	6.2	0.2	3.2

Operating income (loss)	$7.4	$8.9	$(1.5)	(16.9)	$14.1	$19.7	$(5.6)	(28.4)

Shipped pounds	79.9	90.3	(10.4)	(11.5)	211.8	234.6	(22.8)	(9.7)

The primary market drivers for the Aluminum Sheet Products segment are residential repair and remodel activity and new home construction (together approximately 70% of the segment’s sales) and transportation (approximately 20% of the segment’s sales) markets.

The increase in net sales at the Aluminum Sheet Products segment for the three and nine months ended July 31, 2011 was the result of a 16.9% and 13.5% increase in average selling price per pound, respectively, compared to the same periods of 2010. Average selling price increased primarily due to higher London Metal Exchange (LME) aluminum prices in the comparative periods as well as an increase during the quarter in the percent of value added painted mix. LME aluminum prices are the most commonly used index for correlating aluminum sheet prices. However, net sales was negatively impacted by a decline in shipped pounds of 11.5% for the quarter and 9.7% for the nine months compared to the same periods of 2010 due to weaker demand for residential building and construction sheet. The Aluminum Association, which tracks aluminum industry shipments of sheet products, reported non-can sheet aluminum shipments in the third quarter and year-to-date July up 4% from a year ago, while Aluminum Sheet Products’ shipments were down. Part of the Company’s underperformance versus the industry can be attributed to relatively weaker building and construction demand, where Quanex has a sizable presence, compared to stronger distribution and transportation demand, where Quanex has a relatively smaller presence. Compared to the Company’s sequential second quarter, shipped pounds were flat at the same 80 million pounds, further indication of a weak Spring bounce.

Selling, general and administrative costs decreased by $1.6 million and $2.0 million for the three and nine months ended July 31, 2011, respectively, compared to the same 2010 periods. The decrease in the three and six months expense is primarily due to a $1.0 million expense in 2010 associated with the discontinuation of a new Microsoft Dynamics AX enterprise resource planning system for the segment and to a lesser extent a decrease in variable pay incentives associated with a lower level of earnings. Additionally, the decrease in year-to-date expense was due to $1.1 million of environmental reserve expense in fiscal 2010.

Operating income decreased at the Aluminum Sheet Products segment for the three and nine months ended July 31, 2011, compared to prior year due to lower shipped pounds. Operating income was further impacted by high repair and maintenance expenses and to a lesser extent by higher energy costs and higher freight costs. Repair and maintenance expense for the nine months ended July 31, 2011 increased by $3.1 million over the same 2010 period in part due to projects that were previously deferred in prior years. The Company believes that repairs and maintenance will not remain at the 2011 levels, and expects future repair and maintenance expenditures to be more in line with 2010. This decline in operating income was partially offset by an increase in

[1]	Exclusive of items shown separately below.

spread (sales price less material costs). Third quarter and year-to-date fiscal 2011 spreads increased by 12.8% and 8.2% over the same 2010 periods, respectively. Spread for the third quarter of fiscal 2011 increased 4.0% from the sequential second quarter of fiscal 2011. The higher spread compared to the previous year was generally a result of higher aluminum prices that rose faster than material costs. The segment’s operating income and margins are impacted by changes in LME aluminum prices as its spread is correlated with aluminum prices over time. Declines in aluminum prices generally result in spread compression; however, as aluminum prices rebound, spread and profits generally expand. Aluminum prices have drifted down since July 31, 2011, potentially putting some pressure on margins if there is not a corresponding decline in scrap costs.

Corporate and Other

	Three Months Ended July 31,				Nine Months Ended July 31,
	2011	2010	Change	%	2011	2010	Change	%
	(Dollars in millions)
Net sales	$(3.8)	$(4.1)	$0.3	(7.3)	$(9.6)	$(9.5)	$(0.1)	1.1
Cost of sales[1]	(1.6)	(3.0)	1.4	(46.7)	(5.2)	(6.9)	1.7	(24.6)
Selling, general and administrative	4.7	4.7	—	—	20.3	16.3	4.0	24.5
Depreciation and amortization	—	—	—	—	0.1	0.1	—	—

Operating income (loss)	$(6.9)	$(5.8)	$(1.1)	19.0	$(24.8)	$(19.0)	$(5.8)	30.5

Corporate and Other operating expenses, which are not in the segments mentioned above, include intersegment eliminations, the consolidated LIFO inventory adjustments (calculated on a combined pool basis), if any, and corporate office expenses. Net sales amounts represent intersegment eliminations between the Engineered Products segment and the Aluminum Sheet Products segment with an equal and offsetting elimination in Cost of sales. Included in Cost of sales for the three and nine months ended July 31, 2011 was $1.8 million and $3.8 million of LIFO expense, respectively, compared to $1.0 million and $2.3 million of LIFO expense for the same 2010 periods. LIFO related expense/income is derived from management’s estimate of year-end inventory volume and pricing. Management is currently estimating that aluminum scrap values held by the Company will be higher at October 31, 2011 compared to October 31, 2010. Accordingly, 75% of the projected 2011 year-end LIFO adjustment was recorded during the nine months ended July 31, 2011. Management updates this estimate each quarter in an effort to determine what amount, if any, should be recorded in the period. The actual adjustment is trued-up in the fourth quarter once the year-end volume levels and pricing are known.

Selling, general and administrative costs was flat for the three months ended July 31, 2011 and increased by $4.0 million for the nine months ended July 31, 2011. The single largest reason for the increase is the transaction and integration related costs associated with the acquisition of Edgetech of $1.2 million and $3.4 million during the three and nine months ended July 31, 2011, respectively. While the transaction closed in March 2011, the Company expects to incur additional related costs as it conducts integration activities. Also increasing Selling, general and administrative costs are those costs associated with the development and rollout of a company-wide ERP system. The Company initiated this ERP project (Project Quest) in March 2011 to support the drive for long-term organic growth by bringing the myriad of disparate systems currently existing throughout the Company together into a single standard system supported by a common set of processes. During the three and nine months ended July 31, 2011, the Company recognized $0.3 million and $0.9 million, respectively, of Project Quest expense. The current plan anticipates the conversion of all of the Company’s disparate systems to a single system over a period of at least three years. Selling, general and administrative costs in 2011 also reflect various other programs including lean six sigma employee training that the Company believes will result in future cost savings. Partially offsetting these increases was a $0.9 million and $1.2 million decline during the three and nine months July 31, 2011, respectively, in mark-to-market expense associated with the deferred compensation plan

[1]	Exclusive of items shown separately below.

reflecting the decrease in the Company’s stock price as well as the market value of other investments held by the deferred compensation plan during the 2011 period. Approximately 48% of the deferred compensation plan balance is indexed to the Company’s stock price, and the Quanex stock price decreased by $2.35 per share through July of fiscal 2011 compared to an increase of $2.72 per share through July of fiscal 2010. Additionally, Selling, general and administrative costs have declined in 2011 from lower estimated variable pay incentive costs corresponding to the Company’s lower earnings.

Other items

Other, net typically includes interest income earned on the Company’s cash and equivalents and beginning with the acquisition of Edgetech in April 2011 foreign currency transaction gains and losses. Other income decreased by $1.3 million and $2.4 million during the three and nine months ended July 31, 2011 compared to the respective 2010 periods. The quarter and year-to-date July 2011 results include foreign currency transaction losses of $0.4 million and $0.2 million, respectively. The quarter and year-to-date July 2010 results include the recognition of a $0.9 million gain on involuntary conversion of a non-monetary asset related to the May 2009 tornado that struck and damaged the Company’s Mikron facility in Richmond, Kentucky. Additionally, the nine months ended July 31, 2010 includes a $1.3 million bargain purchase gain related to an acquisition during the second fiscal quarter of 2010.

The Company’s estimated annual effective tax rate for the three and nine months ended July 31, 2011 is 36.6% and 35.2%, respectively, compared to 39.0% and 38.6% for the three and nine months ended July 31, 2010. The decline in the 2011 nine months effective rate is primarily due to additional benefit from the manufacturer’s deduction and the R&D credit.

Outlook

Stagnant home construction and R&R activity, high levels of homes available for sale, high unemployment and a tight credit market continues to create a difficult business environment for Quanex. A case for a lack of recovery in the housing market in 2012 continues to build, and the Company now anticipates flat to reduced customer demand in the coming quarters. In light of these new expectations, 2011 segment guidance has been reduced at the Aluminum Sheet Products Group.

For 2011, operating income guidance for the Aluminum Sheet Products Group is estimated at about $22 million, compared to previous guidance of about $25 million. The Group earned $30 million in 2010. Operating income in 2011 is down from 2010 due to reduced mill-finished shipments, reduced painted shipments and higher costs, offset somewhat by a higher spread.

For 2011, operating income guidance for the Engineered Products Group is unchanged at about $30 million (excludes an estimated $2 million from Edgetech’s results). The Group earned $34 million in 2010. Operating income in 2011 is down from 2010 due to expenses associated with the group’s long term growth initiatives, and higher raw material costs.

Segment guidance excludes certain 2011 expenses that are detailed in the table below:

	Quaenx (excluding Edgetech)	Acquisition Related Items	Total Quanex
	(in millions)
Corporate expenses	$24	$4	$28
LIFO charge (income)	$5	$—	$5
Capital expenditures	$25	$2	$27

Corporate expenses and capital expenditures include $2 million and $6 million, respectively, of costs associated with the launch of Quanex’s $30 million, multi-year ERP program.

Liquidity and Capital Resources

The Company’s principal sources of funds are cash on hand, cash flow from operations, and borrowings under its $270.0 million Senior Unsecured Revolving Credit Facility (the Credit Facility). As of July 31, 2011, the Company has a solid liquidity position, comprised of cash and equivalents and adequate availability under the Company’s Credit Facility. The Company has $62.4 million of cash and equivalents, $204.0 million of current availability under the revolving credit facility and minimal debt of $1.7 million as of July 31, 2011. The Company grew its cash and equivalents balance steadily since its spin-off from Quanex Corporation in April 2008, throughout 2009 and 2010 from $40.5 million as of April 30, 2008 to $123.5 million at October 31, 2009 and to $187.2 million at October 31, 2010. In a very weak year, Quanex was able to grow its cash balance in 2010 ending the year with $187.2 million, a $63.7 million increase over 2009. Cash equivalents during the nine months ended July 31, 2011 was reduced primarily due to $110.8 million of cash paid (net of cash acquired) for the acquisition of Edgetech and JELD-WEN’s vinyl extrusion assets in Yakima, Washington (Yakima). The Company’s strategy for cash uses is to make strategic acquisitions that fit its fenestration vision, invest in organic growth opportunities, fund the cash dividend and make ongoing purchases of Quanex stock.

The Company’s excess cash and equivalents are invested only in large, overnight money market funds due to the conditions of the financial market. The funds are diversified by security type across Treasuries, Government Agencies and Prime Corporate. These funds are all AAA-rated, approved by the NAIC and compliant with Rule 2A-7 of the Investment Company Act of 1940. The Company’s current investments are diversified across multiple institutions that the Company believes to be financially sound. The Company intends to remain in highly rated money market funds, financial institutions and treasuries following a prudent investment philosophy. From time to time, to prepare for potential disruption in the money markets, the Company may temporarily move funds into operating bank accounts of highly-rated financial institutions to meet on-going operational liquidity requirements. The Company had no material losses on its cash and marketable securities investments.

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

As of July 31, 2011, the Company had no borrowings under the Credit Facility, and the Company was in compliance with all Credit Facility covenants as seen by the table below:

At July 31, 2011	Required	Actual
Consolidated Interest Coverage Ratio	No less than 3.00 to 1	145.54 to 1

Consolidated Leverage Ratio	No more than 3.25 to 1	0.12 to 1

Although there were no borrowings on the Credit Facility and only $5.2 million of outstanding letters of credit under the Credit Facility, the aggregate availability under the Credit Facility was limited by the Consolidated Leverage Ratio resulting in an availability of $204.0 million at July 31, 2011. Because the Consolidated Leverage Ratio is based on a rolling twelve months of EBITDA, a change in future earnings will impact the amount available under the Credit Facility in future quarters, absent any pro-forma EBITDA benefit from any potential acquisitions. To have access to the full availability of the $270.0 million Credit Facility, the Company must have a minimum rolling EBITDA of approximately $84 million for the previous four fiscal quarters. Actual rolling EBITDA for the previous four fiscal quarters was $65.2 million as of July 31, 2011. Increased earnings for any future periods could increase availability under the Credit Facility; conversely, reduced earnings for any future periods could adversely impact the amount available under the Credit Facility in future quarters, absent any pro-forma EBITDA benefit from any potential acquisitions.

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

The Company’s working capital was $137.1 million on July 31, 2011 compared to $223.8 million on October 31, 2010. Working capital declined by $86.7 million from the impact of the acquisitions of Edgetech and Yakima, of which $110.8 million represents the cash paid for these acquisitions (net of cash acquired). Partially offsetting this decline was a $16.8 million increase in conversion capital (accounts receivable plus inventory less accounts payable) during the nine months ended July 31, 2011. Conversion capital increased primarily due to an increase in inventory reflecting a rise in raw material costs and an increase in levels of raw materials and finished goods held. The Company increased inventory levels partly to enhance customer service.

The following table summarizes the Company’s cash flow results from continuing operations for the nine months ended July 31, 2011 and 2010:

	July 31,
	2011	2010
	(In millions)
Cash flows from operating activities	$9.9	$64.2
Cash flows from investing activities	$(127.1)	$(12.9)
Cash flows from financing activities	$(7.6)	$(6.0)

Highlights from the Company’s cash flow results for the nine months ended July 31, 2011 and 2010 are as follows:

Operating Activities – Continuing Operations

Cash provided by operating activities from continuing operations for the first nine months of fiscal 2011 compared to the same period last year declined by $54.3 million. This decline is primarily attributable to reduced income and an increase in conversion capital during the nine months ended July 31, 2011 compared to the same 2010 period. Conversion capital during the nine months ended July 2011 used $17.6 million of cash (compared to a $3.8 million source of cash in the same 2010 period) primarily attributable to an increase in inventory from a rise in raw material costs and increases in raw and finished goods on hand. The Company increased inventory levels partly to enhance customer service. Additionally, during the nine months ended July 31, 2010, the Company received a federal income tax refund of $11.4 million; the Company did not receive a tax refund in 2011. Quanex expects to remit an estimated $3.5 million in fiscal 2011 relating to reorganization taxes assumed in the Edgetech acquisition, of which $2.8 million was remitted in third quarter. Despite the winding down of the building and construction season coupled with the continued overall weak condition of the end markets, the Company expects to generate additional operating cash flow during the balance of fiscal 2011.

Investing Activities – Continuing Operations

Cash spending from investing activities from continuing operations during the nine months ended July 31, 2011, increased $114.2 million compared to spending during the same prior year period. The increase in investing cash spending is attributable to the Company’s acquisition activity during the second fiscal quarter of 2011. On March 31, 2011, the Company used $104.4 million in an all cash transaction (net of cash acquired) to acquire Edgetech. Edgetech is headquartered in Cambridge, Ohio, and has three manufacturing facilities (U.S., U.K. and Germany) that produce and market a full line of insulating glass spacer systems for window and door customers in North America and abroad. In March, 2011, the Company also acquired JELD-WEN’s vinyl extrusion assets in Yakima, Washington (integrated into one of its existing Engineered Products businesses) for $6.4 million in cash consideration. This acquisition was effected through an asset purchase of vinyl extrusion related equipment and certain other assets. During the first nine months of fiscal 2010, the Company spent approximately $1.6 million on a small acquisition. The Company remains interested in acquisitions that fit its fenestration vision.

Capital expenditures increased by $5.2 million during the nine months ended July 31, 2011 compared to spending during the same prior year period. In the first nine months of fiscal 2011, the Company incurred $2.7 million associated with the rollout of its company-wide ERP system (Project Quest) initiated in March 2011. The current plan anticipates the conversion of all of the Company’s disparate systems to a single system over a period of at least three years. The Company expects 2011 capital expenditures to approximate $27.0 million, including approximately $2.0 million associated with Edgetech and $6.0 million associated with Project Quest. The increase in spending from prior year levels relate to Project Quest, Edgetech and organic growth initiatives including capital to support new product development as well as spending on previously deferred projects. At July 31, 2011, the Company had commitments of approximately $7.1 million for the purchase or construction of capital assets. The Company plans to fund these capital expenditures through cash flow from operations.

Financing Activities – Continuing Operations

The Company used $7.6 million for financing activities from continuing operations during the nine months ended July 31, 2011, compared to $6.0 million in the same prior year period. The $1.6 million increase in cash spending from financing activities was primarily the result of the Company’s stock repurchase program and to a lesser extent an increase in the cash dividend in mid fiscal 2010. This increase in spending was partially offset by more proceeds from stock option exercises of $0.6 million. The Board of Directors approved a stock repurchase program of 1.0 million shares in May 2010, and authorized an additional 1.0 million shares to the program in August 2011. During the nine months ended July 31, 2011, the Company purchased 256,249 shares of common stock at a cost of $4.3 million compared to 125,000 shares at a cost of $2.2 million in during the nine months ended July 31, 2010. From August 1, 2011 through August 29, 2011, the Company purchased an additional 239,050 shares, and if the Quanex stock price remains around its current range, the Company expects to continue to be buyers. In the first nine months of fiscal 2011 and 2010, the Company paid quarterly dividends of $0.12 per common share and $0.10 per common share, respectively, with shares outstanding remaining relatively flat. The Company increased its quarterly cash dividend in May 2010 by 33% to $0.04 per share from $0.03 per share.

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

In June 2011, the FASB issued Accounting Standards Update No. 2011-05 (ASU 2011-05), Presentation of Comprehensive Income. This amendment will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amended guidance, which must be applied retroactively, is effective for interim and annual periods beginning after December 15, 2011, with earlier adoption permitted. ASU 2011-05 impacts presentation only and will have no effect on the Company’s financial condition, results of operations or cash flows.

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

At July 31, 2011, the Company had fixed-rate debt totaling $0.2 million or 10% of total debt, which does not expose the Company to the risk of earnings loss due to changes in market interest rates. The Company and certain of its subsidiaries’ floating-rate obligations totaled $1.5 million, or 90% of total debt at July 31, 2011. Based on the floating-rate obligations outstanding at July 31, 2011, a one percent increase or decrease in the average interest rate would result in a change to pre-tax interest expense of approximately $15 thousand.

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

Nichols Aluminum maintains a balanced metals book position which excludes a normal operational inventory level. This operating inventory level as a matter of practice is currently not hedged against material price (LME) movements. This practice reflects that over the commodity price cycle, no gain or loss is incurred on this inventory. Through the use of firm price raw material purchase commitments and LME contracts, the Company intends to protect cost of sales from the effects of changing prices of aluminum. To the extent that the raw material costs factored into the firm price sales commitments are matched with firm price raw material purchase commitments, changes in aluminum prices should have no effect. During fiscal 2011 and 2010, the Company primarily relied upon firm price raw material purchase commitments to protect cost of sales tied to firm price sales commitments. At July 31, 2011, there were 23 open LME forward contracts associated with metal exchange derivatives covering notional volumes of 1.3 million pounds with a fair value mark-to-market net gain of approximately $0.1 million. At July 31, 2011 there were no open LME short sale contracts associated with metal exchange derivatives. These contracts were not designated as hedging instruments, and any mark-to-market net gain or loss was recorded in Cost of sales with the offsetting amount reflected as a current asset or liability on the balance sheet. At October 31, 2010, there were 22 open LME forward contracts associated with metal exchange derivatives covering notional volumes of 1.2 million pounds with a fair value mark-to-market net gain of approximately $0.2 million. In addition, at October 31, 2010, there were 116 open LME short sale contracts associated with metal exchange derivatives covering notional volumes of 6.4 million pounds with a fair value mark-to-market net loss of approximately $0.4 million.

Within the Engineered Products segment, polyvinyl resin (PVC) is the significant raw material consumed during the manufacture of vinyl extrusions. The Company has a monthly resin adjuster in place with the majority of its customers and resin supplier that is adjusted based upon published industry resin prices for the prior month. This adjuster effectively shares the base pass-through price changes of PVC with the Company’s customers commensurate with the market at large. The Company’s long-term exposure to changes in PVC prices is thus significantly reduced due to the contractual component of the resin adjuster program; however, there is a level of exposure to short-term volatility due to the one month lag.

Effective May 1, 2011, one of the Company’s warm edge, insulating glass spacer divisions initiated an oil-based materials surcharge. The surcharge helps offset the rising cost of butyl and other oil-based raw materials, pricing of which are highly correlated to the price of oil. The surcharge is in place with the majority of its customers and is adjusted monthly based upon the 90 day average published price for Brent crude. The oil-based raw materials purchased by the company are subject to similar pricing schemes. Therefore, the Company’s long-term exposure to changes in oil-based raw materials prices is significantly reduced due to the contractual component of the surcharge program.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (1934 Act) as of July 31, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2011, the disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

As a result of the acquisition of Edgetech on March 31, 2011, certain information included in the Company’s consolidated financial statements for the quarter ended July 31, 2011, was obtained from accounting and information systems utilized by Edgetech that have not yet been fully integrated in the Company’s systems and procedures. In connection with the integration, the Company implemented certain compensating manual procedures and controls at Edgetech to ensure the effectiveness of the Company’s internal control over financial reporting.

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

On May 27, 2010, the Board of Directors approved a stock repurchase program that authorized the repurchase of 1.0 million shares of the Company’s common stock, and on August 25, 2011, the Board of Directors authorized an additional 1.0 million shares to the program. Set forth below is a table summarizing the program and the repurchase of shares during the quarter ended July 31, 2011.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
May 1, 2011 thru May 31, 2011	—	$—	—	663,351
June 1, 2011 thru June 30, 2011 (2)	72,508	$16.48	69,600	593,751
July 1, 2011 thru July 31, 2011 (2)	117,618	$16.40	100,000	493,751

Total	190,126	$16.43	169,600	493,751

(1)

On May 27, 2010, the Board of Directors approved a stock repurchase program of 1.0 million shares, and on August 25, 2011, the Board of Directors authorized an additional 1.0 million shares to the program. The table above reflects the original May 2010 shares authorized and activity through July 31, 2011. From August 1, 2011 through August 29, 2011, the Company purchased 239,050 shares at an average price of $12.21 per share; the remaining shares that may be purchased on the program is 1,254,701 as of August 29, 2011. The program does not have a dollar limit or an expiration date.

(2)

In June and July 2011, shares of 2,908 and 17,618, respectively, were surrendered to the Company by employees to satisfy individual tax withholding obligations upon vesting of previously issued shares of restricted stock awards. Average price paid per share reflects the closing price of Quanex stock on the business day the shares were surrendered by the employee stockholder to satisfy individual tax withholding.

Item 6.	Exhibits

Exhibit Number	Description of Exhibits

3.1	Certificate of Incorporation of the Registrant dated as of December 12, 2007, filed as Exhibit 3.1 of the Registrant’s Registration Statement on Form 10 (Reg. No. 001-33913) as filed with the Securities and Exchange Commission on January 11, 2008, and incorporated herein by reference.

3.2	Amended and Restated Bylaws of the Registrant dated as of August 25, 2011, filed as Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913) filed with the Securities and Exchange Commission on August 29, 2011, and incorporated herein by reference.

4.1	Form of Registrant’s Common Stock certificate, filed as Exhibit 4.1 of Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (Reg. No. 001-33913) as filed with the Securities and Exchange Commission on February 14, 2008, and incorporated herein by reference.

4.2	Credit Agreement dated as of April 23, 2008, among the Company, certain of its subsidiaries as guarantors, Wells Fargo Bank, National Association, in its capacity as administrative agent, and certain lender parties, filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913) dated April 23, 2008, and incorporated herein by reference.

*31.1	Certification by chief executive officer pursuant to Rule 13a-14(a)/15d-14(a).

*31.2	Certification by chief financial officer pursuant to Rule 13a-14(a)/15d-14(a).

*32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

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

QUANEX BUILDING PRODUCTS CORPORATION

/s/ Brent L. Korb
Brent L. Korb
Date: August 30, 2011	Senior Vice President – Finance and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

3.1	Certificate of Incorporation of the Registrant dated as of December 12, 2007, filed as Exhibit 3.1 of the Registrant’s Registration Statement on Form 10 (Reg. No. 001-33913) as filed with the Securities and Exchange Commission on January 11, 2008, and incorporated herein by reference.

3.2	Amended and Restated Bylaws of the Registrant dated as of August 25, 2011, filed as Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913) filed with the Securities and Exchange Commission on August 29, 2011, and incorporated herein by reference.

4.1	Form of Registrant’s Common Stock certificate, filed as Exhibit 4.1 of Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (Reg. No. 001-33913) as filed with the Securities and Exchange Commission on February 14, 2008, and incorporated herein by reference.

4.2	Credit Agreement dated as of April 23, 2008, among the Company, certain of its subsidiaries as guarantors, Wells Fargo Bank, National Association, in its capacity as administrative agent, and certain lender parties, filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913) dated April 23, 2008, and incorporated herein by reference.

*31.1	Certification by chief executive officer pursuant to Rule 13a-14(a)/15d-14(a).

*31.2	Certification by chief financial officer pursuant to Rule 13a-14(a)/15d-14(a).

*32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith