Form 10-Q/A
period 2011-07-31
Quanex Building Products CORP
filed 2011-09-21
CIK 1423221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to Quanex Building Products Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2011 filed with the Securities and Exchange Commission on August 30, 2011 (the Form 10-Q) is to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 consists of the following, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

No other changes have been made to the Form 10-Q. The Form 10-Q has not been updated to reflect events occurring subsequent to the original filing date.

Item 6.	Exhibits

Exhibit Number	Description of Exhibits

3.1	Certificate of Incorporation of the Registrant dated as of December 12, 2007, filed as Exhibit 3.1 of the Registrant’s Registration Statement on Form 10 (Reg. No. 001-33913) as filed with the Securities and Exchange Commission on January 11, 2008, and incorporated herein by reference.

3.2	Amended and Restated Bylaws of the Registrant dated as of August 25, 2011, filed as Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913) filed with the Securities and Exchange Commission on August 29, 2011, and incorporated herein by reference.

4.1	Form of Registrant’s Common Stock certificate, filed as Exhibit 4.1 of Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (Reg. No. 001-33913) as filed with the Securities and Exchange Commission on February 14, 2008, and incorporated herein by reference.

4.2	Credit Agreement dated as of April 23, 2008, among the Company, certain of its subsidiaries as guarantors, Wells Fargo Bank, National Association, in its capacity as administrative agent, and certain lender parties, filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913) dated April 23, 2008, and incorporated herein by reference.

*31.1	Certification by chief executive officer pursuant to Rule 13a-14(a)/15d-14(a).

*31.2	Certification by chief financial officer pursuant to Rule 13a-14(a)/15d-14(a).

*32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with Quanex Building Products Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2011 filed with the Securities and Exchange Commission on August 30, 2011
**	Filed herewith

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

QUANEX BUILDING PRODUCTS CORPORATION

/s/ Brent L. Korb
Brent L. Korb
Date: September 21, 2011	Senior Vice President – Finance and Chief Financial Officer (Principal Financial Officer)