Form 10-K
period 2011-10-31
Quanex Building Products CORP
filed 2011-12-20
CIK 1423221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐     No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of April 30, 2011, computed by reference to the closing price for the Common Stock on the New York Stock Exchange, Inc. on that date, was $778,131,590. Such calculation assumes only the registrant’s current officers and directors were affiliates of the registrant.

At December 9, 2011, there were outstanding 36,807,213 shares of the registrant’s Common Stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed with the Commission within 120 days of October 31, 2011 are incorporated herein by reference in Part III of this Annual Report.

PART I

Item 1.	Business

General

Quanex was organized in 1927 as a Michigan corporation under the name Michigan Seamless Tube Company. It reincorporated in Delaware in 1968 under the same name and then changed its name to Quanex Corporation in 1977. On December 12, 2007, Quanex Building Products Corporation was incorporated in the state of Delaware as a subsidiary of Quanex Corporation to facilitate the separation of Quanex Corporation’s vehicular products and building products businesses. The separation occurred on April 23, 2008, through the spin-off of Quanex Corporation’s building products business to its shareholders, immediately followed by the merger of Quanex Corporation (consisting principally of the Vehicular Products business and all non-building products related corporate accounts) with a wholly-owned subsidiary of Gerdau S.A. (Gerdau). This transaction is hereafter referred to as the “Separation.” The Company’s executive offices are located at 1900 West Loop South, Suite 1500, Houston, Texas 77027. For purposes of describing the events related to the Separation as well as other events, transactions and financial results of Quanex Building Products Corporation and its subsidiaries related to periods prior to April 23, 2008, the terms “Quanex” or the “Company” also refer to Quanex Building Products Corporation’s accounting predecessor, Quanex Corporation.

The Company’s businesses are managed on a decentralized basis and operate in two reportable business segments: Engineered Products and Aluminum Sheet Products. Each business has administrative, operating and marketing functions. The Company measures each business’ earnings, cash flow and return on investment and seeks to reward superior performance with incentive compensation, which is a significant portion of total compensation for salaried employees. Intercompany sales are conducted on an arms-length basis and appropriate eliminating entries are performed. Operational activities and policies are managed by corporate officers and key division executives. Also, a small corporate staff provides corporate accounting, financial and treasury management, tax, legal, internal audit, information technology and human resource services to the operating divisions.

Quanex is a technological leader in the production of aluminum flat-rolled sheet, extruded vinyl profiles, flexible insulating glass (IG) spacer systems, solar panel sealants, and metal and wood products that primarily serve the North American residential new construction and remodeling markets. The Company uses low-cost production processes, and engineering and metallurgical expertise, to provide customers with specialized products for their specific window and door applications. Quanex believes these capabilities also provide the Company with unique competitive advantages. The Company’s growth strategy is focused on developing its Engineered Products businesses, introducing innovative products and components, and pursuing expansion through organic growth and the acquisition of companies that produce similar products and serve similar building products markets.

Business Developments

The Company has grown primarily through the strategic acquisition of residential-related building products businesses that complement its overall product base. The following business developments occurred in the past five years.

On March 31, 2011, the Company acquired Edgetech, I.G. Inc. and its German subsidiary. Headquartered in Cambridge, Ohio, Edgetech has three manufacturing facilities (U.S., U.K. and Germany) that produce and market a full line of insulating glass spacer systems for window and door customers in North America and abroad. In March 2011, the Company also acquired JELD-WEN’s vinyl extrusion assets in Yakima, Washington. In January 2011, management closed its facility located in The Dalles, Oregon. In November 2011, management committed to a plan to consolidate its Truseal and U.S. Edgetech facilities. The consolidation plan, in part, calls for the permanent closing of the Company’s Barbourville, Kentucky facility. The equipment used to manufacture the single seal spacer system will be relocated to the Company’s Cambridge, Ohio facility. The Company believes this consolidation will allow it to better serve customers through streamlined operations. The consolidation of operations and the subsequent closure of the Barbourville facility are expected to be completed during 2012.

In February 2010, the Company bought a facility in Shawano, Wisconsin for manufacturing engineered wood flooring. In 2010, management closed its start-up facility in China due to the contraction of demand and the Company’s ability to serve the overseas thin film solar panel market from its North American operations. Accordingly, the China assets and liabilities, results of operations and cash flows are reported as discontinued operations for all periods presented.

Manufacturing Processes, Markets, and Product Sales by Business Segment

The Company has 20 manufacturing facilities in 9 states in the United States, the United Kingdom, and Germany. These facilities feature efficient plant design and flexible manufacturing processes, enabling the Company to produce a wide variety of custom engineered products and components for the residential building products markets. The Company is able to maintain minimal levels of finished goods inventories at most locations because it typically manufactures products upon order to customer specifications. Payments for purchases and collections from customers are generally consistent with industry practices which are based on average 30 day terms for both Engineered Products and Aluminum Sheet Products. The majority of the Company’s products are sold into the building products markets. Residential remodeling activity and housing starts are its primary market drivers.

For financial information regarding each of the Company’s reportable business segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and Note 12 to the Consolidated Financial Statements. For net sales of the Company by major product lines see Note 12 to the Consolidated Financial Statements. For the years ended October 31, 2011 and 2010, no single customer represented 10% or more of the consolidated net sales of the Company, respectively. For the year ended October 31, 2009, one customer, Andersen Corporation, represented $62.7 million or 11% of the consolidated net sales of the Company. Both of the Company’s segments sell to Andersen Corporation.

Quanex operates in two reportable business segments: Engineered Products and Aluminum Sheet Products.

Engineered Products

The Engineered Products segment is comprised of four fabricated metal components operations, two facilities producing wood fenestration (door and window) components, one facility producing engineered wood flooring, four polyvinyl chloride (vinyl) extrusion facilities, and four flexible IG (insulating glass) spacer facilities. The segment’s operations produce window and door components for Original Equipment Manufacturers (OEMs) that primarily serve the residential construction, commercial construction, and remodeling markets. Products include insulating glass spacer systems, window and patio door screens, aluminum cladding and other roll formed metal window components, door components such as thresholds and astragals, residential exterior products, patio doors, window profiles and custom window grilles, trim and architectural moldings in a variety of woods, thin film solar panel sealants, and engineered wood flooring.

Engineered Products’ extrusion operations use highly automated production facilities to manufacture vinyl and composite profiles, the framing material used by fenestration OEMs in the assembly of vinyl windows and patio doors. Value-added capabilities include compound blending, window system design, tooling design and fabrication, in-line weatherstrip installation and miter cutting, and the application of painted and co-extruded integrated weather-resistant coatings. Metal fabrication operations include roll forming, stamping, and end-product assembly to produce a variety of fenestration products. The IG systems business uses compound- extrusion and laminating technology to produce highly engineered window spacer products produced from butyl, EPDM, and silicone-based raw materials. These window spacer products are used to separate two or three panes of glass in an IG unit to improve its thermal performance. Engineered Products customers’ end-use applications include windows and window components, entry and patio door systems, custom hardwood architectural moldings, and solar panels. Engineered Products key success factors range from design expertise, engineering support, quality audit support, marketing support, industry and governmental advocacy, new technology development, flexible, world-class quality manufacturing capability, unique patented products, customer service, and just-in-time delivery.

Aluminum Sheet Products

The Aluminum Sheet Products segment is comprised of an aluminum mini-mill operation and three stand-alone aluminum sheet cold finishing operations. Aluminum sheet finishing capabilities include reducing reroll (hot-rolled aluminum sheet) coil to specific gauge, annealing, slitting and custom coating. Customer end-use applications of the finished sheet include residential windows and screens, patio doors, exterior home trim, fascias, roof edgings, soffits, downspouts and gutters. A secondary market includes transportation (truck trailer, RV and mobile home panels).

The segment’s aluminum mini-mill can produce approximately 360 million annualized finished pounds using an in-line casting process. The mini-mill converts aluminum scrap to reroll through melting, continuous casting, and in-line hot rolling processes. It also has scrap shredding and blending capabilities, as well as two rotary barrel melting furnaces, a delacquering furnace and a dross recovery system that broaden the mini-mill’s use of raw materials, allowing it to utilize a broader range of scrap while improving raw material yields. Scrap is blended using computerized processes to most economically achieve the desired molten aluminum alloy composition. Management believes its production capabilities result in a significant conversion cost advantage and savings from reduced raw material costs, optimized scrap utilization, reduced unit energy cost and lower labor costs.

For financial information related to each segment, see Note 12 of the Financial Statements contained in this Annual Report on Form 10-K.

Strategy

Management’s vision is to become the supplier of choice for fenestration systems and components, recognized for leading edge product and process technology, best in class customer service, and excellent returns on investment. Execution of the following strategies will be essential for attainment of this vision:

•

Achieve robust organic growth, both within our current customer base and through new market opportunities with national and regional customers, fueled by a robust system of quality and unmatched customer service, new product introduction, a systems approach and development of superior product attributes, particularly thermal efficiency, enhanced functionality, weatherability, appearance and best-in-class quality for Engineered Products;

•

Realize improved Aluminum Sheet profitability through investments focused on furthering our best-in-class processes, including the specialized ability to process low grades of scrap aluminum, while increasing capacity through internal advancements and expanding sales of value added products;

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

•	Attract and retain outstanding leadership and facilitate broad-based employee development through open communication, active feedback, meaningful goal setting and well-designed incentives; and

•	Pursue an active acquisition program to grow the existing fenestration footprint into clear leadership positions through expansion of components and systems the Company offers and markets it serves.

Raw Materials and Supplies

The Engineered Products businesses purchase a diverse range of raw materials, which include coated and uncoated aluminum sheet, wood (both hardwood and softwood), polyvinyl chloride, epoxy resin, butyl, desiccant powder, silicone and EPDM rubber compounds. In most cases, the raw materials are available from several suppliers at market prices. Aluminum sheet is generally purchased from the Aluminum Sheet Products business at prices based upon arms-length transactions. Sole sourcing arrangements are entered into from time to time if beneficial savings can be realized and only when it is determined that a vendor can reliably supply all of the business’s raw material requirements.

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

Competition

The Company’s products are sold under highly competitive conditions. The Company competes with a number of companies, some of which have greater financial resources than Quanex. Competitive factors include product quality, price, delivery, and the ability to manufacture to customer specifications. The volume of aluminum mill sheet products and engineered building products that the Company manufactures represent a small percentage of annual domestic consumption.

Engineered Products competes against a range of small and midsize metal, vinyl and wood products suppliers and wood molding companies. The Company also competes against IG spacer manufacturing firms and IG wholesalers. IG systems are used in numerous end markets including residential housing, commercial, appliances and transportation vehicles, but the Company primarily serves the residential housing market. Competition is primarily based on regional presence, custom engineering, product development, quality, service and price. The business also competes with in-house operations of vertically integrated fenestration OEMs. Some of the primary competitors of the Engineered Products business include Royal Group, Veka, Deceuninck, GED Integrated Solutions, Allmetal, Vision Industries, Aluminite, and Ritescreen.

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

Sales, Marketing, and Distribution

The Company has sales representatives whose territories essentially cover all of the United States, Canada, much of Europe, and to a lesser extent, the Middle East, Latin and South America, Australia and Asia. The Company sells to over 82 countries worldwide. Engineered Products segment sales are primarily to window and door OEMs through a direct sales force, along with the limited use of distributors and independent sales agents. In 2010, its three standalone sales and marketing groups (one group for each of its three divisions) were combined into one unified group, which is tasked with selling and marketing the segment’s complete range of components, products and systems to national and regional OEMs. The Edgetech sales and marketing resources were integrated into this unified group during 2011. Aluminum Sheet Products segment sales are to OEM and distribution customers through both direct and indirect sales representatives.

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

Working Capital

The Company funds operations through a combination of available cash and equivalents, short-term investments, and cash flow generated from operations. In addition, the Company’s revolving credit facility is available for working capital needs. The Company extends credit to its domestic customers in the ordinary course of business generally for 30 to 45 day terms and its international customers generally for 60 day terms. Inventory of raw materials are carried in quantities deemed necessary to ensure a smooth production process, some of which are governed by consignment agreements with suppliers. The Company maintains finished goods inventories sufficient to manage customer needs.

Service Marks, Trademarks, Trade Names, and Patents

The Company’s federally registered trademarks or service marks include QUANEX, QUANEX and design, TRUSEAL TECHNOLOGIES, DURASEAL, DURALITE, SOLARGAIN EDGE TAPE, ENVIROSEALED WINDOWS, EDGETHERM, COLONIAL CRAFT, EDGETECH, SUPER SPACER, TSS, TRUE WARM, E & Design, QUIET EDGE, HEALTH SMART WINDOWS, ENERGY WISE WINDOWS, DESI-ROPE, 360 and design, INTELLICLIP, SUSTAINAVIEW, MIKRON, MIKRONWOOD, MIKRONBLEND, MIKRON BLEND and design, ENERGYCORE, FUSION INSULATED SYSTEM, AIRCELL, SUPERCOAT, SUPERCAP, STYLELOCK, STYLELOCK and design, K2 MIKRON and design, HOMESHIELD, HOMESHIELD and design, and STORM SEAL. The trade name Nichols Aluminum is used in connection with the sale of our aluminum mill sheet products. The HOMESHIELD, COLONIAL CRAFT, TRUSEAL TECHNOLOGIES, EDGETECH, MIKRON and QUANEX word and design marks and associated trade names are considered valuable in the conduct of business. The Company’s business generally does not depend upon patent protection, but patents obtained at its vinyl extrusion, fabricated metal component operations and window sealant business units remain critical in providing a competitive advantage over other building products manufacturers. The Company’s vinyl extrusion business unit obtains patent protection for various dies and other tooling created in connection with its production of customer-specific designs and extrusions. The Company’s fabricated metal components business obtains patent protection for its thresholds, which gives it an advantage in the threshold markets. The Company’s window sealant business unit relies on patents to protect the design of several of its window spacer products. Although the Company holds numerous patents, the proprietary process technology that has been developed is also the source of considerable competitive advantage.

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

Worker Safety

The Company for many years has maintained effective compliance policies that have helped to minimize liabilities and other financial impacts related to worker safety and environmental issues. These policies include extensive employee training and education, as well as internal policies embodied in the Company’s Code of Conduct and elsewhere. In addition, the Company has a Quanex-wide Safety Council, comprised of leaders from across the organization, which meets regularly to discuss safety issues and drive safety improvements. The Company plans to continue these practices in the future, and believes that they are a vital component of the Company’s continued high performance. Based on experience to date, the Company does not believe that there will be any material adverse effect on its operations, financial condition, or cash flows as a result of maintaining these policies in the future.

Remediation

Under applicable state and federal laws, the Company may be responsible for, among other things, all or part of the costs required to remove or remediate wastes or hazardous substances at locations it has owned or operated at any time. The Company currently is engaged in material environmental remediation activities at only one of its plant sites.

From time to time, the Company also has been alleged to be liable for all or part of the costs incurred to clean up third-party sites where it is alleged to have arranged for disposal of hazardous substances. At present, the Company is not involved in any such matters.

Total environmental reserves and corresponding recovery as of October 31, 2011 and October 31, 2010 were as follows:

	October 31, 2011	October 31, 2010
	(In thousands)
Current(1)	$1,965	$1,564
Non-current	11,221	12,027

Total environmental reserves	$13,186	$13,591

Receivable for recovery of remediation costs(2)	$12,304	$12,747

(1)	Reported in Accrued liabilities on the Consolidated Balance Sheets
(2)	Reported in Accounts receivable and Other assets on the Consolidated Balance Sheets

The Company currently is engaged in ongoing remediation activities at one of its subsidiaries, Nichols Aluminum-Alabama, LLC (NAA). NAA operates a plant in Decatur, Alabama that is subject to an Alabama Hazardous Wastes Management and Minimization Act Post-Closure Permit. Among other things, the permit requires NAA to remediate, as directed by the state, historical environmental releases of wastes and waste constituents. Consistent with the permit, NAA has undertaken various studies of site conditions and, during the first quarter of 2006, started a phased program to treat in-place free product petroleum that had been released underneath the plant. During the second quarter 2010, NAA submitted to the state the first component of its proposed workplan for implementing a site-wide remedy. The full workplan was submitted to the state during the third quarter 2010, revised during the second quarter 2011 to reflect both additional sampling data and responses to state comments, and revised again in the fourth quarter 2011 in response to another round of state comments. Based on those plans, which remain subject to further comment, revision, and state approval, the Company’s remediation reserve at NAA’s Decatur plant is $12.9 million as of October 31, 2011. Approximately $1.3 million of the October 31, 2011 reserve represents administrative costs; the balance of $11.6 million represents estimated costs for investigation, studies, cleanup, and treatment. The reserve has not been discounted. NAA was acquired through a stock purchase in which the sellers agreed to indemnify Quanex and NAA for identified environmental matters related to the business and based on conditions initially created or events initially occurring prior to the acquisition. Environmental conditions are presumed to relate to the period prior to the acquisition unless proved to relate to releases occurring entirely after closing. The limit on indemnification is $21.5 million excluding legal fees. While the Company’s current estimates indicate it will not reach this limit, changing circumstances could result in additional costs or expense that are not foreseen at this time. In accordance with the indemnification, the indemnitors paid the first $1.5 million of response costs and have been paying 90% of ongoing costs. Based on its experience to date, its estimated cleanup costs going forward, and costs incurred to date as of October 31, 2011, the Company expects to recover from the sellers’ shareholders an additional $12.3 million which has not been discounted. Of that, $11.6 million is recorded in Other assets on the Consolidated Balance Sheets, and the balance is reflected in Accounts receivable on the Consolidated Balance Sheets. The undiscounted recovery from indemnitors as of October 31, 2010 was $12.7 million.

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

Compliance

In June 2010, the United States Environmental Protection Agency (EPA) conducted an inspection at the plant operated by the Company’s subsidiary Nichols Aluminum LLC (Nichols) in Davenport, Iowa, and in February 2011, the EPA conducted an inspection at Nichols’ Casting facility in Davenport, Iowa, to determine compliance with the requirements of the Resource Conservation and Recovery Act (RCRA). In September 2011, Nichols received from the EPA an offer of settlement and a proposed penalty assessment in excess of $100,000 to address alleged violations identified during the June 2010 and February 2011 inspections. The Company is working with EPA to address the allegations. While it is reasonable to believe that this matter could potentially involve a penalty exceeding $100,000, the potential liability with respect to this matter should not be material to the Company.

Quanex incurred expenses of approximately $1.5 million during fiscal 2011 in order to comply with existing environmental regulations. This compares to $1.4 million of expense incurred during fiscal 2010. For fiscal 2012, the Company estimates expenses at its facilities will be approximately $1.7 million for continuing environmental compliance. There were capital expenditures for environmental matters during fiscal 2011 of $2.2 million and fiscal 2010 of $2.5 million. Environmental capital expenditures of $5.8 million are planned for fiscal 2012. Future expenditures relating to environmental matters will depend upon the application to the Company and its facilities of future regulations and government decisions. The Company will continue to have expenditures beyond fiscal 2012 in connection with environmental matters, including control of air emissions, control of water discharges and plant decommissioning costs. It is not possible at this time to reasonably estimate the amount of those expenditures, except as discussed above, due to uncertainties about emission levels, control technologies, the positions of governmental authorities and the application of requirements to the Company. Based upon its experience to date, the Company does not believe that its compliance with environmental requirements will have a material adverse effect on its operations, financial condition, or cash flows.

Employees

The Company had 2,340 employees at October 31, 2011. Of the total employed, approximately 25% are covered by collective bargaining agreements. Following is a table of collective bargaining agreements currently in place:

Facility	Expires	Union	Covered Employees at 10/31/11

Nichols Aluminum–Davenport/Casting	Nov. 2011(1)	International Brotherhood of Teamsters	252

Truseal Technologies	Dec. 2012	United Steelworkers of America	175

Nichols Aluminum–Lincolnshire	Jan. 2013	International Association of Machinists and Aerospace Workers	83

Nichols Aluminum–Alabama	Nov. 2014	United Steelworkers of America	78

(1)

Nichols Aluminum – Davenport/Casting and International Brotherhood of Teamsters Local 371 have been and remain engaged in negotiations for a new labor contract. The current labor contract expired November 15, 2011 without the parties having reached a new agreement. Nichols Aluminum is continuing manufacturing operations at its two plants in Davenport, Iowa.

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

General

Investor Information:

For Investor Relations matters or to obtain a printed copy of the Company’s Code of Business Conduct and Ethics, Corporate Governance Guidelines or charters for the Audit, Compensation and Management Development, and Nominating and Corporate Governance Committees of the Board of Directors, send a request to the Company’s principal address below or inquiry@quanex.com. This material may also be obtained from the Company website at www.quanex.com/investor-relations/corporate-governance.

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

Communications with the Company’s Board of Directors:

Persons wishing to communicate to the Company’s Board of Directors or specified individual directors may do so by sending them in care of The Chairman of the Board of Directors at the Company’s principal address below or online by visiting the Company’s Alert Line located at https://quanex.alertline.com.

Alert Line

Accounting Issues:

Persons who have questions or concerns regarding potential questionable accounting, internal accounting controls or auditing matters may submit them to the Senior Vice President – Finance & Chief Financial Officer at the Company’s principal address or online by visiting the Company’s Alert Line located at

https://quanex.alertline.com. The Audit Committee will be informed of the call or report and the Company’s response.

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

Reporting Potential Illegal or Unethical Behavior:

Employees, officers and directors who suspect or know of violations of the Company’s Code of Business Conduct and Ethics, or illegal or unethical business or workplace conduct by employees, officers or directors, have an obligation to report it. If the individuals to whom such information is conveyed are not responsive, or if there is reason to believe that reporting to such individuals is inappropriate in particular cases, then the employee, officer or director may contact the Chief Compliance Officer, Chief Financial Officer, Director of Internal Audit, or any corporate officer in person, by telephone, letter to the Company’s principal address or e-mail below. Quanex Building Products also encourages persons who are not affiliated with the Company to report any suspected illegal or unethical behavior. The Audit and Nominating & Corporate Governance Committees will be informed.

1)	In Person or By Letter
Quanex Building Products Corporation
1900 West Loop South, Suite 1500
Houston, Texas 77027

2)	By United States Telephone
	Direct Telephone	(713) 877-5349
	Toll Free Telephone	(800) 231-8176
	Toll Free Anonymous Alert Line	(888) 475-0633

3)	By UK Telephone
	Direct Telephone	+44 (0) 8700.566844, ext. 6726
	Anonymous Alert Line	0808.234.8922

4)	By German Telephone
	Direct Telephone	+49 (0) 2452.96491.15
	Anonymous Alert Line	+49 (0) 8883.934356

5)	Electronically
https://quanex.alertline.com
Or https://quanexeu.alertline.com

Such communications will be kept confidential to the fullest extent possible, and all communications received in Germany and the United Kingdom will be treated in accordance with all applicable privacy laws. If the individual is not satisfied with the response, they may contact the Nominating and Corporate Governance Committee of the Board of Directors of the Company at the Company’s principal address above. If concerns or complaints require confidentiality, then this confidentiality will be protected, subject to applicable laws.

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

The Company is subject to business risks and general economic factors that are largely out of our control, any of which could have a material adverse effect on our business, financial condition and results of operations.

The primary drivers of the Company’s business are remodeling activities and housing starts. The building and construction industry is cyclical and seasonal, and product demand is based on numerous factors such as interest rates, general economic conditions, consumer confidence and other factors beyond the Company’s control. Declines in housing starts and remodeling activities due to such factors could have a material adverse effect on the Company’s business, results of operations and financial condition. The downturn in the housing market has had an adverse effect on the operating results of the Company’s building products business. Further deterioration or prolonged depressed states in industry conditions or in the broader economic conditions of the markets where the Company operates could further decrease demand and pricing for its products and have additional adverse effects on its operations and financial results.

The Company’s business is subject to a number of general economic factors that may adversely affect its business, financial condition and results of operations, many of which are largely out of its control. These factors include domestic and international recessionary economic cycles, changes in foreign currency exchange rates, and downturns in customers’ business cycles and changes in their business practices, particularly in market segments and industries where the Company has a significant concentration of customers. There could be a number of follow-on effects on the Company’s business, including insolvency of key suppliers resulting in product delays, inability of customers to obtain credit to finance purchases of the Company’s products, an inability of customers to pay accounts receivable owed to the Company, or delays in the payment of such receivables. Additionally, if these economic conditions persist, the Company’s assets may become further impaired.

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

If the Company’s raw materials or energy were to significantly increase in price or raw materials were to become unavailable, the Company might not be able to timely produce products for its customers or maintain its profit levels.

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

The efficient operation of the Company’s business is dependent on its information technology systems. The Company relies on those systems generally to manage the day-to-day operation of its business, manage relationships with its customers, fulfill customer orders, and maintain its financial and accounting records. In fiscal 2011, the Company launched a multi-year, company-wide program to transform certain business processes, including the transition to a single enterprise resource planning (ERP) software system to perform various functions. The new system is expected to improve access to and consistency of information, enable standardization of business activities, help deliver business process improvements and support business growth. The implementation of an ERP system entails certain risks, including difficulties with changes in business processes that could disrupt the Company’s operations, such as its ability to process orders and timely ship products, project inventory requirements, provide services and customer support, send invoices and track payments, fulfill contractual obligations, and aggregate financial and operational data. The ERP implementation project will likely consume significant business resources, including personnel and financial resources. The failure of the Company’s information technology systems, its inability to successfully maintain, enhance and/or replace its information technology systems, or any compromise of the integrity or security of the data that is generated from information technology systems, could adversely affect the Company’s results of operations, disrupt business and make the Company unable, or severely limit the Company’s ability, to respond to customer demands. In addition, the Company’s information technology systems are vulnerable to damage or interruption from:

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

Original Equipment Manufacturers (OEMs) have significant pricing leverage over suppliers and may be able to achieve price reductions over time, which could reduce the Company’s profits.

The Company’s products are sold primarily to OEMs, and to a much lesser extent, sold through distributors and independent representative agents. There is substantial and continuing pressure from OEMs in all industries to reduce the prices they pay to suppliers. The Company attempts to manage such downward pricing pressure, while trying to preserve its business relationships with its OEM customers, by seeking to reduce its production costs through various measures, including purchasing raw materials and components at lower prices and implementing cost-effective process improvements. However, the Company’s suppliers may resist pressure to lower their prices and may seek to impose price increases. If the Company is unable to offset OEM price reductions through these measures, its gross margins and profitability could be adversely affected. In addition, OEMs have substantial leverage in setting purchasing and payment terms, including the terms of accelerated payment programs under which payments are made prior to the account due date in return for an early payment discount.

Loss or financial weakness of any of the Company’s largest customers could adversely affect our financial results.

The Company has certain product lines associated with some of the Company’s larger customers. Although the Company has an extensive customer base, loss of or material financial weakness of its largest customers could adversely affect the Company’s financial condition and results of operations until such business is replaced and no assurances can be made that the Company would be able to regain or replace any lost customers.

The Company could lose customers and the related revenues due to customers vertically integrating, new customers entering the market, or the transfer of manufacturing capacity by its customers out of the United States to lower cost regions of the world.

The Company produces products primarily for OEMs. These customers may choose to vertically integrate or bring production in-house decreasing their demand for the Company’s products. In addition, new competitors could enter our markets which could also lead to a loss of customers and revenues if the customer no longer purchases products from the Company.

In addition, U.S. manufacturers have migrated production to other regions of the world that offer lower cost labor forces. The combined effect is that U.S. manufacturers can reduce product costs by manufacturing and assembling in other regions of the world and then importing those products to the United States. Some of the Company’s customers have shifted production to other regions of the world and there can be no assurance that this trend will not continue. The Company may lose customers and revenues if its customers locate in areas that the Company chooses not to serve or cannot economically serve.

If the Company’s relationship with its employees were to deteriorate, the Company could be faced with labor shortages, disruptions or stoppages, which could shut down certain of its operations, reducing revenue, net earnings, and cash flows.

The Company’s operations rely heavily on its employees, and any labor shortage, disruption or stoppage caused by poor relations with its employees and/or renegotiation of labor contracts could shut down certain of its operations. Approximately 25% of the Company’s employees are covered by collective bargaining agreements which expire between 2011 and 2014. It is possible that the Company could become subject to additional work rules imposed by agreements with labor unions, or that work stoppages or other labor disturbances could occur in the future, any of which could impact financial results. Similarly, any failure to negotiate a new labor agreement when required might result in a work stoppage that could reduce the Company’s operating margins and income.

Changes in regulatory requirements or new technologies may render the Company’s products obsolete or less competitive.

Changes in legislative, regulatory or industry requirements or in competitive technologies may render certain of the Company’s products obsolete or less competitive, preventing the Company from selling them at profitable prices, or at all. The Company’s ability to anticipate changes in technology and regulatory standards and to successfully develop and introduce new and enhanced products on a timely and cost-efficient basis will be a significant factor in its ability to remain competitive. The Company’s business may, therefore, require significant ongoing and recurring additional capital expenditures and investments in research and development. The Company may not be able to achieve the technological advances necessary for it to remain competitive or certain of its products may become obsolete. The Company is also subject to the risks generally associated with new product introductions and applications, including lack of market acceptance, certification issues, delays in product development and failure of products to operate properly. Any such delays or cost overruns or the inability to obtain such certifications could negatively affect the returns from any proposed or new products.

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

Product liability claims and product replacements could harm the Company’s reputation, sales and financial condition.

The Company designs and manufactures most of its products and expects to continue to do so. The Company has, on occasion, found flaws and deficiencies in the manufacturing, design, testing and installation of its products. Some deficiencies may not become apparent until after the products are installed by customers.

The Company may need to replace products, and it may be liable for any costs necessary to retrofit the affected structures. Any such replacement or retrofit could entail substantial costs and adversely affect the Company’s reputation, sales and financial condition. The Company generally does not carry insurance against product replacement costs or the adverse business effect of a product replacement, and its product liability insurance may not cover retrofit costs.

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

The Company’s products are essential components in buildings and other applications where problems in the design or manufacture of its products could result in property damage, personal injury or death. While the Company believes that its liability insurance is adequate to protect it from future product liability and warranty liabilities, its insurance may not cover all liabilities or be available in the future at a cost acceptable to the Company. In addition, if any of the Company’s products prove to be defective, it may be required in the future to participate in a recall involving such products. A successful claim brought against the Company in excess of available insurance coverage, if any, or a requirement to participate in any product recall, could significantly reduce the Company’s profits or negatively affect its reputation with customers. In addition, flaws in the Company’s products could lead to customer complaints, weaken its relationships with its customers, affect its reputation in the industry and lead to lost revenues or customers.

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

The Company’s operations outside the United States require it to comply with a number of United States and international regulations, violations of which could have a material adverse effect on its consolidated results of operations and consolidated financial condition.

The Company’s operations outside the United States require it to comply with a number of United States and international regulations. For example, its operations in countries outside the United States are subject to the Foreign Corrupt Practices Act (FCPA), which prohibits United States companies or their agents and employees from providing anything of value to a foreign official for the purposes of influencing any act or decision of these individuals in their official capacity to help obtain or retain business, direct business to any person or corporate entity, or obtain any unfair advantage. The Company’s activities create the risk of unauthorized payments or offers of payments by one of its employees or agents that could be in violation of the FCPA, even though these parties are not always subject to its control. The Company has internal control policies and procedures and has implemented training and compliance programs for its employees and agents with respect to the FCPA. However, the Company cannot assure that its policies, procedures and programs always will protect it from reckless or criminal acts committed by its employees or agents. Allegations of violations of applicable anti-corruption laws, including the FCPA, may result in internal, independent, or government investigations. Violations of the FCPA may result in severe criminal or civil sanctions, and the Company may be subject to other liabilities, which could have a material adverse effect on its business, consolidated results of operations and consolidated financial condition. In addition, investigations by governmental authorities as well as legal, social, economic, and political issues in these countries could have a material adverse effect on its business and consolidated results of operations. The Company is also subject to the risk that its employees and agents outside of the United States may fail to comply with other applicable laws.

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

The Company has continuing programs designed to develop new products and to enhance and improve its products. The Company is expending resources for the development of new products in all aspects of its business, including products that can reach a broader customer base. Some of these new products must be developed due to changes in legislative, regulatory or industry requirements or in competitive technologies that render certain of the Company’s products obsolete or less competitive. The successful development of the Company’s products and product enhancements are subject to numerous risks, both known and unknown, including unanticipated delays, access to significant capital, budget overruns, technical problems and other difficulties that could result in the abandonment or substantial change in the design, development and commercialization of these new products.

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

Although the Company believes its insurance providers are creditworthy and that it will collect all amounts owed to it, the failure of these institutions to perform under their obligations could have a material adverse effect on the Company’s financial condition, results of operations, and cash flows.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table lists the Company’s principal properties together with their locations, general character and the industry segment which uses the facility. Listed facilities are owned by the Company, unless indicated otherwise. See Item 1, “Business,” for discussion of the capacity of various facilities.

Location	Principal Products
Engineered Products Segment
Rice Lake, Wisconsin	Fenestration products
Chatsworth, Illinois	Fenestration products
Richmond, Indiana	Fenestration products
Solon, Ohio	Flexible spacer and adhesive research & sales
Leased (expires 2017)
Barbourville, Kentucky(1)	Flexible spacer/solar adhesives
Luck, Wisconsin	Fenestration products
Richmond, Kentucky	Vinyl and composite extrusions
Winnebago, Illinois	Vinyl extrusions
Mounds View, Minnesota	Fenestration products
Leased (expires 2016)
Kent, Washington	Vinyl and composite extrusions
Leased (lease expires in 2015)
Yakima, Washington	Vinyl extrusions
Leased (expires in 2015)
Dubuque, Iowa	Fenestration products
Leased (expires 2012)
Shawano, Wisconsin	Fenestration products
Leased (expires 2015)
Cambridge, Ohio	Flexible spacer/solar adhesives
Leased (expires 2021)
Coventry, United Kingdom	Flexible spacer
Heinsberg, Germany	Flexible spacer
Leased (expires 2025)

Aluminum Sheet Products Segment
Lincolnshire, Illinois	Finishing
Davenport, Iowa	Mini-mill and finishing/painting (two plants)
Decatur, Alabama	Finishing/painting
Owned and leased (expires 2018)

Executive Offices
Houston, Texas	Corporate Office
Leased (expires 2015)

(1)	In November 2011, management committed to a plan to close its Barbourville, Kentucky facility.

The Company believes that its properties are generally in good condition, are well maintained, and are generally suitable and adequate to carry on the Company’s business. In fiscal 2011, the Company’s facilities operated at approximately 56% of capacity.

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

Quanex Building Products’ common stock, $0.01 par value, is traded on the New York Stock Exchange, under the ticker symbol NX. The following tables present the quarterly common stock cash dividends and the high and low prices for the Company’s common stock during each fiscal quarter within the two most recent fiscal years.

Quarterly Common Stock Cash Dividends

Paid for the Quarter Ended	2011	2010
January	$0.04	$0.03
April	0.04	0.03
July	0.04	0.04
October	0.04	0.04

Total	$0.16	$0.14

Quarterly Common Stock Sales Price (High & Low Sales Price)

Quarter Ended	2011	2010
January	$20.96	$18.36
	16.17	14.22
April	21.62	19.82
	18.28	14.61
July	21.02	21.19
	14.09	16.13
October	16.04	18.65
	10.01	14.50

The terms of Quanex’s revolving credit agreement do not specifically limit the total amount of dividends or other distributions to its shareholders. Dividends and other distributions are permitted so long as after giving effect to such dividend or stock repurchase, there is no event of default.

There were approximately 4,128 holders of Quanex Building Product’s common stock (excluding individual participants in securities positions listings) on record as of December 9, 2011.

The following graph compares the performance of the Company’s common stock to the performance of the Standard & Poor’s 500 Index (S&P 500), the Russell 2000 Index, and the Company’s peer group.

	Base Period	INDEXED RETURNS Years Ending
Company Name / Index	4/23/08	10/31/08	10/31/09	10/31/10	10/31/11
Quanex	100	61.21	100.55	122.85	101.59
S&P 500 Index	100	71.01	77.97	90.85	98.20
Russell 2000 Index	100	76.49	81.43	103.07	109.99
Peer Group	100	68.95	81.66	87.15	86.40

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

Equity Compensation Plan Information

The following table summarizes as of October 31, 2011 certain information regarding equity compensation to the Company’s employees, officers, directors and other persons under equity compensation plans.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,137,436	$14.08	2,623,310

Issuer Purchases of Equity Securities

On May 27, 2010, the Board of Directors approved a stock repurchase program that authorized the repurchase of 1.0 million shares of the Company’s common stock, and on August 25, 2011, the Board of Directors authorized an additional 1.0 million shares to the program. Set forth below is a table summarizing the program and the repurchase of shares during the quarter ended October 31, 2011.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
August 1, 2011 thru August 31, 2011(2)	282,685	$12.20	271,750	1,221,001
September 1, 2011 thru September 30, 2011	210,601	11.34	210,601	1,011,400
October 1, 2011 thru October 31, 2011	11,400	10.95	11,400	1,000,000

Total	504,686	$11.81	493,751	1,000,000

(1)

On May 27, 2010, the Board of Directors approved a stock repurchase program of 1.0 million shares, and on August 25, 2011, the Board of Directors authorized an additional 1.0 million shares to the program. The program does not have a dollar limit or an expiration date.

(2)

In August 2011, shares of 10,935 were surrendered to the Company by employees to satisfy individual tax withholding obligations upon vesting of previously issued shares of restricted stock awards. Average price paid per share reflects the closing price of Quanex stock on the business day the shares were surrendered by the employee stockholder to satisfy individual tax withholding.

Item 6.	Selected Financial Data

The following selected consolidated financial data for the years ended October 31, 2007 through October 31, 2011 is derived from the Company’s audited Consolidated Financial Statements. All periods have been adjusted on a retroactive basis to give effect to the Separation. Unless otherwise noted, all information in the table below reflects only continuing operations. The data set forth should be read in conjunction with the Company’s Consolidated Financial Statements and accompanying notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K. The historical information is not necessarily indicative of the results to be expected in the future.

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

Selected Financial Data 2007 – 2011

	Fiscal years ended October 31,
	2011(1)(2)	2010(1) (3)	2009(1)	2008(1)	2007(1)
	(In thousands, except per share data and employees)
Selected Operating Results Data:
Net sales	$848,294	$798,314	$585,010	$868,933	$963,974
Operating income (loss)(4)	16,478	37,297	(179,098)	21,100	88,169
Income (loss) from continuing operations	9,078	24,201	(136,079)	15,993	57,131
Percent of net sales	1.1%	3.0%	(23.3)%	1.8%	5.9%
Income (loss) from discontinued operations, net of tax(4)	(12)	(1,103)	(1,012)	5,586	77,491
Net income (loss) (4)	$9,066	$23,098	$(137,091)	$21,579	$134,622

Diluted Earnings Per Share Data:
Income (loss) from continuing operations	$0.24	$0.64	$(3.64)	$0.42	$1.45
Net income (loss)	$0.24	$0.61	$(3.67)	$0.56	$3.41
Cash dividends declared(5)	$0.16	$0.14	$0.12	$0.34	$0.56

Financial Position—Year End:
Total assets, including discontinued operations(6)	$584,929	$591,250	$543,600	$680,847	$1,334,822
Asset turnover (continuing)	1.4	1.4	1.0	1.4	1.6
Conversion capital	71,472	61,221	59,676	85,547	65,484
Working capital (continuing)	140,324	223,401	178,320	130,882	38,438
Current ratio (continuing)	2.3 to 1	2.9 to 1	2.8 to 1	2.1 to 1	1.4 to 1
Total debt	$1,666	$1,943	$2,266	$2,551	$4,015
Stockholders’ equity	437,226	441,432	422,526	547,828	883,149

Total capitalization	$438,892	$443,375	$424,792	$550,379	$887,164

Depreciation and amortization	33,932	28,214	32,453	35,068	37,991
Capital expenditures, net	25,312	14,720	15,696	15,020	15,904

Other Data:
Continuing return on investment–percent	2.1%	5.6%	(27.8)%	2.3%	7.0%
Continuing return on common stockholders’ equity–percent	2.1%	5.6%	(28.0)%	2.2%	7.0%
Average number of employees	2,104	1,947	1,961	2,373	2,744
Net sales per average employee	$403	$410	$298	$366	$351

(1)

In 2010, management closed its start-up facility in China due to the contraction of demand and the Company’s ability to serve the overseas thin film solar panel market from its North American operations. During the second quarter of 2008, the Company spun off Quanex Corporation’s Building Products business immediately followed by the merger of Quanex Corporation (consisting primarily of the Vehicular Products business and all non-Building Products related corporate accounts) with a wholly-owned subsidiary of Gerdau. Accordingly, the assets and liabilities of the start-up facility in China, the Vehicular Products business and all non-Building Products related corporate accounts are reported as discontinued operations in the Consolidated Balance Sheets for all periods presented, and their operating results are reported as discontinued operations in the Consolidated Statements of Income for all periods presented.

(2)

On March 31, 2011, the Company acquired Edgetech, I.G. Inc. and its German subsidiary. Headquartered in Cambridge, Ohio, Edgetech has three manufacturing facilities (U.S., U.K. and Germany) that produce and market a full line of insulating glass spacer systems for window and door customers in North America and abroad. In March 2011, the Company also acquired JELD-WEN’s vinyl extrusion assets in Yakima, Washington. Accordingly, the estimated fair value of assets acquired in the acquisition and the results of operations are included in the Company’s Consolidated Financial Statements as of the effective date of the acquisition.

(3)

In February 2010, the Company completed a small acquisition which was effected through an asset purchase through a receivership proceeding and no liabilities were assumed. Accordingly, the estimated fair value of assets acquired in the acquisition and the results of operations are included in the Company’s Consolidated Financial Statements as of the effective date of the acquisition.

(4)	Includes effects in fiscal 2009 of the Company’s $182.6 million (pretax) and $141.4 million (after-tax) asset impairment charge in accordance with ASC Topic 350 and ASC Topic 360.
(5)

The quarterly common stock cash dividends prior to April 23, 2008 reflect dividends of Quanex Corporation prior to the Separation, while dividends after April 23, 2008 reflect dividends of Quanex Building Products, the accounting successor to Quanex Corporation.

(6)	Total assets include assets of discontinued operations of $0.5 million, $1.8 million, $1.4 million, and $742.3 million at October 31, 2010, 2009, 2008, and 2007, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Factors exist that could cause the Company’s actual results to differ materially from the expected results described in or underlying the Company’s forward-looking statements. Such factors include domestic and international economic activity, prevailing prices of aluminum scrap and other raw material costs, the rate of change in prices for aluminum scrap, fluctuations in foreign currency exchange rates, energy costs, interest rates, construction delays, market conditions, particularly in the home building and remodeling markets, any material changes in purchases by the Company’s principal customers, labor supply and relations, environmental regulations, changes in estimates of costs for known environmental remediation projects and situations, world-wide political stability and economic growth, the Company’s successful implementation of its internal operating plans, acquisition strategies and integration, performance issues with key customers, suppliers and subcontractors, and regulatory changes and legal proceedings. Accordingly, there can be no assurance that the forward-looking statements contained herein will occur or that objectives will be achieved. All written and verbal forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors. For more information, please see Item 1A, “Risk Factors.”

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

Description of Business

The Company operates two businesses: Engineered Products and Aluminum Sheet Products. The Engineered Products business produces window and door components and products for OEMs that primarily serve residential construction and residential repair and remodel (R&R) markets. The Aluminum Sheet Products business produces mill finished and coated aluminum sheet serving the broader building and construction markets, as well as other transportation and capital goods markets.

Prior to April 23, 2008, the Company also operated a Vehicular Products business which produced engineered steel bars for the light vehicle, heavy duty truck, agricultural, defense, capital goods, recreational and energy markets. The Separation occurred on April 23, 2008 through the spin-off of Quanex Corporation’s building products business to its shareholders immediately followed by the merger of Quanex Corporation (consisting principally of the vehicular products business and all non-building products related corporate accounts) with a wholly-owned subsidiary of Gerdau S.A. (Gerdau). The spin-off and subsequent merger is hereafter referred to as the “Separation.” For purposes of describing the events related to the Separation, as well as other events, transactions and financial results of Quanex Corporation and its subsidiaries related to periods prior to April 23, 2008, the term “the Company” refers to Quanex Building Products Corporation’s accounting predecessor, Quanex Corporation.

On March 31, 2011, the Company acquired Edgetech for $104.4 million in an all cash transaction (net of cash acquired). Headquartered in Cambridge, Ohio, Edgetech has three manufacturing facilities located in the United States, the United Kingdom and Germany that produce a full line of warm-edge, dual seal insulating glass spacer systems for window and door customers in North America and abroad. Edgetech’s products separate and seal double and triple pane glass within a window and act as a thermal barrier that enhances the window’s energy efficiency. Edgetech is being integrated into the Engineered Products segment. Acquiring Edgetech allows the Company to better serve its growing base of national and regional customers and will further accelerate its international growth as Edgetech has a solid market presence overseas. In March 2011, the Company also acquired JELD-WEN’s vinyl extrusion assets in Yakima, Washington. In January 2011, management closed its facility located in The Dalles, Oregon. In November 2011, management committed to a plan to consolidate its Truseal and U.S. Edgetech operations. The consolidation plan, in part, calls for the permanent closing of the Company’s Barbourville, Kentucky facility. The equipment used to manufacture the single seal spacer system will be relocated to Company’s Cambridge, Ohio facility. The Company believes this consolidation will allow it to better serve customers through streamlined operations. The consolidation of operations and the subsequent closure of the Barbourville facility are expected to be completed during 2012.

In 2010, management closed its start-up facility in China due to the contraction of demand and the Company’s ability to serve the overseas thin film solar panel market from its North American operations. Accordingly, the China assets and liabilities, results of operations and cash flows are reported as discontinued operations for all periods presented. Unless otherwise noted, all disclosures in the notes accompanying the Consolidated Financial Statements as well as all discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect only continuing operations.

Results of Operations

Summary Information as % of Sales

	Years Ended October 31,(1)
	2011		2010		2009
	Dollar Amount	% of Sales	Dollar Amount	% of Sales	Dollar Amount	% of Sales
Net sales	$848.3	100%	$798.3	100%	$585.0	100%
Cost of sales(2)	712.1	84	660.8	83	489.2	84
Selling, general and administrative.	84.0	10	72.0	9	59.8	10
Asset impairment charges	1.8	—	—	—	182.6	31
Depreciation and amortization	33.9	4	28.2	4	32.5	6

Operating income (loss)	16.5	2	37.3	4	(179.1)	(31)

Interest expense	(0.4)	—	(0.4)	—	(0.5)	—
Other, net	(0.5)	—	2.6	—	0.4	—
Income tax (expense) benefit	(6.5)	(1)	(15.3)	(2)	43.1	8

Income from continuing operations	$9.1	1%	$24.2	2%	$(136.1)	(23)%

(1)	All periods presented exclude the operations of Truseal China, the vehicular products business and all non-building products related corporate accounts which are included in discontinued operations.
(2)	Exclusive of items shown separately below.

Overview

Quanex outperformed in the face of difficult end markets in fiscal 2011. Prime window demand dropped to new lows in 2011 at an estimated 38.4 million units. While the first quarter of 2011 experienced demand pull-forward in advance of the $1,500 window tax credit that expired on December 31, 2010, demand could be characterized as lackluster for the remainder of the fiscal year as the building and construction market did not experience a meaningful spring bounce as is typical as the year progresses. The 2011 figures include financial results from the Edgetech acquisition beginning in April 2011. Net sales increased in 2011 by $50.0 million compared to the same period of last year of which $53.4 million was driven by the Edgetech acquisition. Despite weak end markets, same store 2011 revenues from Engineered Products were slightly higher compared to 2010, supported by price increases and surcharges. Operating income for 2011 was $20.8 million lower than the same period last year due to lower aluminum sheet shipments, higher maintenance costs at Aluminum Sheet Products, coupled with higher costs at Engineered Products associated with rationalizing operations, incremental sales and marketing costs as the Company invested in long-term organic growth initiatives, acquisition related costs, higher raw material costs and warranty expense.

Housing starts and window shipments have declined significantly in recent years from record highs in 2005 of 2.1 million and 70.5 million units, respectively, to an estimated 0.6 million and 38.4 million, respectively, in 2011. The following table sets forth the annual calendar year market information from the 2005 peak to the current 2011 estimates:

	Housing Starts(1)		Window Shipments(2)
	Starts (millions)	% Change	Shipments (millions)	% Change
2005	2.1		70.5
2006	1.8	(12.6)%	66.7	(5.4)%
2007	1.3	(25.9)%	59.1	(11.4)%
2008	0.9	(32.6)%	48.4	(18.1)%
2009	0.6	(39.0)%	38.9	(19.6)%
2010	0.6	6.2%	41.6	6.9%
2011E	0.6	2.4%	38.4	(7.7)%

(1)	As published by the National Association of Home Builders.
(2)	As published by Ducker Worldwide.

While the condition of the Company’s primary end markets found new lows, the Company continues to demonstrate an ability to outperform the market by developing new products, securing price realization, and from the benefits of longstanding relationships with leading customers who the Company believes continued to grow share. The Company took steps in fiscal 2011 to invest in the long-term growth of the business with the acquisition of Edgetech and consolidation of several facilities. As a direct result of the strengths of Edgetech, the Company reorganized the sales, marketing, customer service and technical services functions for Engineered Products into an organization that is best equipped to support our customers and to provide industry-leading customer service in addition to allowing for streamlined integration of future acquisitions. All of these activities contributed costs during the year for which the benefits will be realized in future periods. Aluminum Sheet Products experienced a drop in demand as customers moved to take out much of the inventory restocking that took place in 2010 as the building and construction market failed to bounce in the spring as many had expected.

Fiscal 2010 showed early signs of a potential recovery with fiscal year housing starts increasing 6.1% over 2009. The Company outperformed the market with Engineered Products increasing sales 11.7% for the same comparative period. Additionally, the Aluminum Sheet Products business benefited in 2010 from inventory re-building, industry capacity reductions and market share gains in 2010 following a weak 2009. All of these factors, coupled with a continuous focus on controllable internal factors and the financial position of the Company, resulted in the Company not only performing relatively well in difficult times, but positioning it to gain additional market share even as end market conditions remain difficult.

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

The Company continues to believe that consumer demand for more energy efficient products and its ability to provide innovative window and door systems, in addition to stand-alone components, along with new sales and marketing efforts targeted at national and regional OEM customers, will help fuel its long-term organic growth even as the housing market continues to experience hardship. Demographics for long-term housing demand in the U.S. remain favorable when factoring the projected population increase and continuing immigration. The Company believes taking a disciplined approach to the way it seeks new business opportunities will make it a more successful company and a stronger competitor by offering a broader range of customers a more robust slate of systems, products and services. Additionally, the Company is elevating its programs to develop more energy efficient products as well as a strong focus on achieving the highest level of customer service in the industry. These programs and initiatives, coupled with an eventual return to a more normal housing market, will benefit Quanex over the long term.

In addition to the negative impact weaker markets have had on the Company’s net sales and operating income, the Company incurred impairments of its goodwill, and to a lesser extent, its other intangible assets in fiscal 2009 of $182.6 million. For additional information on the impairment charges see Note 4, “Goodwill and Acquired Intangible Assets,” in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

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

Quanex has two reportable segments: Engineered Products and Aluminum Sheet Products. The Engineered Products segment produces systems, finished products, and components serving the OEM residential window and door industry, while the Aluminum Sheet Products segment produces mill finished and coated aluminum sheet serving the broader building and construction markets. The primary market drivers of both segments are residential repair and remodel activity (R&R) and new home construction.

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

Engineered Products – Three Years Ended October 31, 2011

The following table sets forth selected operating data for the Engineered Products segment:

	Years Ended October 31,			% Change
	(Dollars in millions)
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Net sales	$420.3	$361.1	$323.3	16.4%	11.7%
Cost of sales(1)	314.9	267.7	244.6	17.6	9.4
Selling, general and administrative	48.0	39.3	33.6	22.1	17.0
Asset impairment charges	1.8	—	162.2	0.0	(100.0)
Depreciation and amortization	25.3	19.8	23.4	27.8	(15.4)

Operating income (loss)	$30.3	$34.3	$(140.5)	(11.7)%	(124.4)%
Operating income (loss) margin	7.2%	9.5%	(43.5)%	(2.3)%	* *

(1)	Exclusive of items shown separately below.
**	Percentage of change not meaningful.

Since Quanex’s acquisition of Edgetech on March 31, 2011, Edgetech generated $53.4 million in Net sales and is the primary reason Net sales for 2011 exceeded the prior year 2010 period. Engineered Products’ same store Net sales were essentially flat despite difficult end markets. Engineered Products compares its sales to U.S. window shipments as reported by Ducker Worldwide, a market intelligence firm. For the twelve months ended October 31, 2011, Engineered Products’ Net sales before contributions from acquisitions were up 0.3% compared to the previous twelve months, versus U.S. window shipments that were down approximately 8%.

The Company’s Engineered Products business outperformed the market in fiscal 2010 with net sales up 12% in 2010. Comparatively, the Company’s market drivers were essentially flat at an estimated 0.7%(2) increase on a combined basis in fiscal 2010 compared to fiscal 2009. The Engineered Products business experienced healthy growth, especially from R&R activity, market share gains by customers and new products. The growth this year further illustrates the logic of the segment’s continued emphasis to gain share in the more active residential R&R market. The Company continues to keep and win new business on the strength of the value proposition of its highly engineered window and door products. The Company believes that programs like the expired $8,000 first time homebuyers’ tax credit, the $1,500 tax credit for energy efficient windows, which expired at the end of December 2010, and customer restocking in the first half of the year benefited results in 2010. As anticipated by the Company, its demand slowed mid-way through 2010, which reflected the residential building and construction market peaking earlier in 2010 than is typical.

Net sales less Cost of sales (Contribution margin) at Engineered Products for 2011 compared to the same period of last year improved by $11.9 million including Edgetech’s contribution of $13.4 million. Net sales less Cost of sales as a percent of Net sales for the year ended October 31, 2011 are slightly below the same 2010 period due to higher raw material costs and temporary increases in labor expense as the Company used overtime to meet a hike in orders in November and December; additionally, the first fiscal quarter of 2010 benefited from

(2)	Calculated using data from external sources: National Association of Home Builders (NAHB) for new home starts and Harvard University’s Joint Center for Housing Studies for repair and remodeling expenditures.

hourly labor savings associated with the strike at the segment’s Barbourville, Kentucky facility in mid-December 2009. Although Engineered Products experienced higher raw material costs in 2011, these higher costs were generally offset by higher prices, surcharges, cost controls and productivity improvements, which strengthened margins. Truseal, one of the Company’s warm-edge, insulating glass spacer divisions, initiated an oil based raw material surcharge effective May 1, 2011. The surcharge helped Truseal offset the rising cost of butyl, a key raw material of the business and highly correlated to the price of oil. Further reducing margins during 2011 was $2.8 million of costs associated with plant consolidations and closings as the Company rationalized production facilities. The Company finished the building consolidation project at its facility in Kent, Washington where four buildings have been consolidated to one, and the Company closed a facility in The Dalles, Oregon. Of the $2.8 million in plant consolidation costs, $1.3 million is recognized in Cost of sales. During 2011, $1.9 million of expense was recognized in Cost of sales to increase the warranty reserve associated with a discontinued legacy product and claims from some years ago. Because the establishment of the warranty reserve is an inherently uncertain process involving estimates of the number of future claims and the cost to settle claims, the Company’s ultimate losses may differ from the warranty reserve and future adjustments to the reserve may be necessary. Finally, 2011 results were negatively impacted by $1.9 million of additional non-cash Cost of goods sold during 2011, due to the increased value of inventory sold from applying purchase accounting to the Edgetech inventory acquired. Of the initial $2.0 million increase in inventory value from applying purchase accounting, the Company expects the remaining $0.1 million balance to be recognized in 2012.

Net sales less cost of sales for fiscal 2010 compared to fiscal 2009 increased by $14.7 million or 18.6% due to increased volume and higher average selling prices. The Company took the necessary actions to right-size its business by reducing variable and fixed costs and continuously sizes its operations to match demand. Net sales less cost of sales as a percent of net sales increased from fiscal 2008 to fiscal 2010 as a direct result of the Company’s right-sizing efforts and price realization. In the first fiscal quarter of 2010, the Company had hourly labor savings associated with the strike at the segment’s Barbourville, Kentucky facility in mid December 2009 as the then effective labor contract expired without the parties having reached a new agreement. In January 2010, the strike ended upon ratification of a new three-year collective bargaining agreement. The Barbourville facility was able to continue production with the Company’s non-union salaried workforce and continued to deliver its products during the strike to meet customer demands. Benefiting the comparative 2010 and 2009 results is an expense of $1.0 million recorded in fiscal 2009 related to a Truseal warranty reserve increase driven by an increase in a legacy product’s claims experience. Reducing margins in fiscal 2010 were costs associated with vacating a couple of buildings at the Company’s Mikron facility in Kent, Washington and higher material costs at Truseal. At Truseal, the business uses an oil based butyl compound in its insulating glass sealant systems, and with the rise in oil prices, margins were squeezed in 2010. In response, Truseal announced a price increase effective November 15, 2010.

Selling, general and administrative costs increased for the 2011 year from the acquisition of Edgetech which reported $9.0 million of Selling, general and administrative costs for 2011. Additionally, the increase in Selling, general and administrative costs for the year were attributable to $1.1 million (included in the total $2.8 million discussed above) of costs associated with the aforementioned plant consolidations and closing during the first fiscal quarter of 2011. The majority of the $1.1 million represents an estimated liability to terminate a facility operating lease; this estimated liability is net of an associated sublease benefit. Furthermore, Engineered Products incurred additional sales and marketing expenses of $1.8 million in 2011 associated with the roll out of new products and programs and increasing resources necessary to achieve long-term organic growth, with a focus on expanding further into the regional segment of the residential market. Benefiting the comparative 2011 results is $1.0 million of costs associated with the aforementioned strike in mid December 2009 (partially offset by the direct labor savings in Cost of sales) as well as reduced incentives corresponding to lower earnings.

The $5.7 million or 17% increase in Selling, general and administrative costs in fiscal 2010 compared to fiscal 2009 was partially attributable to $1.0 million of costs associated with the aforementioned strike in mid December 2009 (partially offset by the direct labor savings in Cost of sales). Also, variable pay incentives increased in 2010 corresponding to an increased level of earnings. Furthermore, the Company began to incur additional sales and marketing expenses associated with the roll out of new products and programs in 2010. This increase was partially offset by cost control efforts put in place in 2009 and the absence of matching contributions to the Quanex Building Products Salaried and Non-Union Employee 401(k) Plan in the first quarter 2010 as that program was suspended as of April 1, 2009. The matching contributions on this 401(k) Plan were reinstated effective February 1, 2010.

The Company recorded a $1.6 million non-cash asset impairment charge on its Barbourville, Kentucky real property during the fourth quarter of fiscal 2011 related to its plan to consolidate its insulating glass operations. See further discussion of this topic below. The $162.2 million non-cash impairment charge reflected in 2009 represents $11.9 million of impairment on acquired intangible assets and $150.3 million of impairment charge on goodwill. For additional information on the intangible impairment charges see Note 4, “Goodwill and Acquired Intangible Assets,” in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

Depreciation and amortization has increased in 2011 compared to 2010 primarily due to the acquisition of Edgetech on March 31, 2011. Depreciation and amortization associated with Edgetech was $4.8 million (seven months) for fiscal 2011. In addition, depreciation and amortization increased for the year in 2011 by $0.3 million (included in the total $2.8 million discussed above) for accelerated depreciation related to the plant consolidations. Depreciation and amortization for the full fiscal year of 2012 is expected to increase over fiscal 2011 due to a full twelve months of expense from the Edgetech acquisition being realized going forward. Depreciation and amortization declined from 2009 to 2010 due to the aforementioned intangible asset impairment (other than goodwill) in the first fiscal quarter of 2009. Additionally, depreciation declined in 2010 compared to 2009 due to the completion of depreciation on assets acquired in an acquisition in a previous year.

Operating income for fiscal 2011 was down by $4.0 million of which $0.3 million is attributable to the Edgetech operating loss since acquisition in 2011. Operating income for the remaining Engineered Products businesses for fiscal 2011 was below prior year levels primarily due to weak end markets and rising material costs as well as negative impacts from current year costs to consolidate facilities, warranty expense associated with legacy products and incremental sales and marketing investment to support Engineered Products’ organic growth initiatives. The fiscal 2011 Edgetech operating loss was driven by production start up costs at its Germany facility as well as inventory step up expenses from acquisition accounting. Operating income for fiscal 2010 was higher than fiscal 2009 primarily due to the absence of the goodwill and intangible asset impairment charge recognized in 2009 as well as higher volumes, increases in average selling prices and right sizing efforts.

Engineered Products’ long-term organic growth programs are focused on driving profitable growth through one sales and marketing team, coupled with the engineering collaboration of its family of businesses: Mikron, Truseal and Homeshield (and as of March 31, 2011, Edgetech). The Company believes these programs will drive profitable growth at Engineered Products by furthering the goal of becoming the leading energy efficient expert in the market by offering customers state-of-the-art engineering, design and marketing support. The organic growth programs were formalized and launched in March 2010 and are comprised of related initiatives to execute this strategy; the sales, marketing and engineering efforts of these divisions operated independently in the past. Today, Engineered Products’ sales and marketing employees have been organized into a single team to better utilize their combined capabilities to expand sales opportunities to the existing customer base. Additionally, the new sales and marketing structure is focused on developing and capturing more mid-sized regional OEM business. Mid-sized regional OEMs, a customer class Engineered Products has historically underserved, are believed to comprise about 60% of the market. The engineering resources across Engineered Products are also working together to develop products and systems that provide customers with the latest innovations in technology and energy efficiency. Engineered Products is in the early stages of this long-term organic growth initiative but believes it will have a meaningful impact on its long-term growth and profitability. The Company will continue to incur expenses and to invest in additional resources at Engineered Products to support this organic growth effort.

In addition to the long-term organic growth programs, Engineered Products management also plans to foster operational synergies among existing plants. In November 2011, management committed to a plan to consolidate its Truseal and U.S. Edgetech warm-edge spacer operations. The consolidation plan, in part, calls for the permanent closing of its manufacturing facility in Barbourville, Kentucky. The Company will incur various costs and future expenditures associated with the consolidation, including but not limited to termination costs and asset relocation costs. The equipment used to manufacture the single seal spacer system will be relocated to the Company’s Cambridge, Ohio facility. The Company believes this consolidation will also allow it to better serve customers through streamlined operations. The consolidation of operations and the subsequent closure of the Barbourville facility are expected to be completed in 2012. Under ASC Topic 712, “Compensation — Nonretirement Postemployment Benefits”, the Company is required to record charges for contractual termination benefits when it is probable that employees will be entitled to benefits under the contract’s terms and the amount can be reasonably estimated. Under ASC Topic 420, “Exit or Disposal Cost Obligations,” the Company is required to record charges for one-time employee termination benefits, contract termination costs, and other associated costs as incurred. No exit costs or termination benefits were incurred as of October 31, 2011, and as such no liability has been accrued for the Barbourville closing as of October 31, 2011. While discussions with the plant’s employee union are in process the total expense expected to be incurred in connection with the closure of Barbourville is $9 million over the next 12 months, based upon management’s best estimate of future events. Of the estimated charges, approximately 60% is related to relocating and starting up the equipment in Cambridge and approximately 40% is associated with salaried and hourly employee termination related costs. In addition, management estimates spending of approximately $7 million to prepare the Cambridge, Ohio facility for the new operations activity, of which approximately 80% is expected to be capitalized and approximately 20% expensed. Changes to management’s estimates may occur. The costs related to the closure, severance and relocation activities will be recorded as incurred, when they meet the definition of a liability, and they will be included in the statements of operations as selling, general, and administrative expenses or as cost of sales, in accordance with the applicable accounting guidance. After the consolidation is complete in 2012, the Company expects annual pre-tax operating savings of approximately $9 million.

Aluminum Sheet Products – Three Years Ended October 31, 2011

The following table sets forth selected operating data for the Aluminum Sheet Products segment:

	Years Ended October 31,			% Change
	(Dollars in millions)
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Net sales	$440.5	$449.5	$273.7	(2.0)%	64.2%
Cost of sales(1)	406.8	401.1	264.1	1.4	51.9
Selling, general and administrative	8.1	9.9	6.6	(18.2)	50.0
Asset impairment charges	—	—	20.4	—	(100.0)
Depreciation and amortization	8.5	8.3	9.0	2.4	(7.8)

Operating income (loss)	$17.1	$30.2	$(26.4)	(43.4)%	(214.4)%

Operating income (loss) margin	3.9%	6.7%	(9.6)%	(2.8)%	**
Shipped pounds	277.3	322.6	223.0	(14.0)%	44.6%

(1)	Exclusive of items shown separately below.
**	Percentage change not meaningful due to impairment of goodwill.

The primary market drivers for the Aluminum Sheet Products segment are residential repair and remodel activity and new home construction (together approximately 70% of the segment’s sales) and transportation (approximately 20% of the segment’s sales) markets.

Net sales were negatively impacted by a decline in shipped pounds of 14.0% for the 2011 year compared to the same period of 2010 due to weaker demand for building and construction sheet. The Aluminum Association, which tracks aluminum industry shipments of sheet products, reported non-can sheet aluminum shipments for year-to-date October up 2% from a year ago, while Aluminum Sheet Products’ shipments were down 14.0%. Part of the Company’s underperformance versus the industry can be attributed to relatively weaker building and construction demand, where Nichols has a sizable presence, compared to stronger distribution and transportation demand, where Nichols has a relatively smaller presence. This decrease in Net sales at the Aluminum Sheet Products segment for 2011 was partially offset by a 14.0% increase in average selling price per pound compared to 2010. Average selling price increased primarily due to higher London Metal Exchange (LME) aluminum prices in the comparative period. LME aluminum prices are the most commonly used index for correlating aluminum sheet prices.

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

Selling, general and administrative costs decreased by $1.8 million for 2011 compared to 2010. The decrease in expense is primarily due to a $1.0 million expense in 2010 associated with the discontinuation of a new Microsoft Dynamics AX enterprise resource planning system for the segment, a $0.8 million decline in environmental related expense, and to a lesser extent a decrease in variable pay incentives associated with a lower level of earnings in 2011. For additional information on the environmental reserve, see Note 16, “Contingencies” in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K. Selling, general and administrative costs increased by $3.3 million in fiscal 2010 compared to fiscal 2009. The increase was primarily due to a $1.1 million increase in an existing environmental reserve, a $1.0 million expense associated with the discontinuation of development of a new Microsoft Dynamics AX enterprise resource planning system and to a lesser extent an increase in variable pay incentives associated with higher level of earnings.

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

Operating income decreased at the Aluminum Sheet Products segment for 2011, compared to prior year due to lower shipped pounds and to a lesser extent lower painted sales. The Aluminum Sheet Products segment is a high fixed cost business, so as shipments drop due to weaker demand, its ability to substantially reduce operating costs is limited. Operating income was further impacted by high repair and maintenance expenses and to a lesser extent by higher energy costs and higher freight costs. Repair and maintenance expense in 2011 increased by $3.8 million over the same 2010 period in part due to projects that were previously deferred in prior years. The Company believes that repairs and maintenance will not remain at 2011 levels, and expects future repair and maintenance expenditures to be more in line with 2010. This decline in operating income was partially offset by an 8.6% increase in spread (sales price less material costs). The higher spread compared to the previous year was primarily a result of higher aluminum prices that rose faster than material costs. The segment’s operating income and margins are impacted by changes in LME aluminum prices as its spread is correlated with aluminum prices over time. Declines in aluminum prices generally result in spread compression; however, as aluminum prices rebound, spread and profits generally expand.

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

Corporate and Other – Three Years Ended October 31, 2011

	Years Ended October 31,			$ Change
	(Dollars in millions)			2011 vs. 2010	2010 vs. 2009
	2011	2010	2009
Net sales	$(12.5)	$(12.3)	$(12.0)	$(0.2)	$(0.3)
Cost of sales(1)	(9.6)	(8.0)	(19.5)	(1.6)	11.5
Selling, general and administrative	27.9	22.8	19.6	5.1	3.2
Depreciation and amortization	0.1	0.1	0.1	—	—

Operating income (loss)	$(30.9)	$(27.2)	$(12.2)	$(3.7)	$(15.0)

(1)	Exclusive of items shown separately below.

Corporate and Other operating expenses, which are not in the segments mentioned above, include inter-segment eliminations, the consolidated LIFO inventory adjustments (calculated on a combined pool basis), and corporate office expenses. Net sales amounts represent intersegment eliminations between the Engineered Products segment and the Aluminum Sheet Products segment with an equal and offsetting elimination in Cost of sales. LIFO adjustments are reported in Corporate Cost of sales. The Company incurred LIFO expense of $2.3 million and $3.8 million in fiscal 2011 and fiscal year 2010, respectively, compared to LIFO income of $7.8 million in fiscal 2009. LIFO expense was incurred in fiscal 2011 and 2010 primarily due to a rise in pricing of aluminum based inventory held by the Company at year-end while the 2009 income was primarily due to a reduction in aluminum scrap values held by the Company. Fluctuations associated with the LIFO inventory adjustment comprise a majority of the change from year to year in the Corporate and Other Net sales less Cost of sales.

Selling, general and administrative costs increased by $5.1 million for fiscal 2011 over fiscal 2010. The single largest reason for the increase is $4.1 million of transaction and integration related costs associated with the acquisition of Edgetech during fiscal 2011. Also increasing Selling, general and administrative costs are those costs associated with the development and rollout of a company-wide ERP system. The Company initiated this ERP project (Project Quest) in March 2011 to support the drive for long-term organic growth by bringing the myriad of disparate systems currently existing throughout the Company together into a single standard system supported by a common set of processes. During fiscal 2011, the Company recognized $1.5 million of Project Quest expense and expects an increase of expense to approximately $2.5 million in fiscal 2012 primarily due to a full twelve months of activity in 2012 as well as the initial conversions of the legacy systems. The current plan anticipates the conversion of all of the Company’s disparate systems to a single system over a period of at least three years. Additionally, as the new ERP system is placed in service the Company expects depreciation expense to increase. Fiscal 2011 Selling, general, and administrative expense includes a $1.0 million increase in estimated workers compensation self-insurance reserves partially associated with higher open claims with limited development experience. Selling, general and administrative costs in 2011 also reflect various other programs including lean six sigma employee training that the Company believes will result in future cost savings. Partially offsetting these increases was a $1.5 million decline during fiscal 2011 in mark-to-market expense associated with the deferred compensation plan reflecting the decrease in the Company’s stock price as well as the market value of other investments held by the deferred compensation plan during the 2011 period. As of October 31, 2011, approximately 47% of the deferred compensation plan balance was indexed to the Company’s stock price, and the Quanex stock price decreased by $3.27 per share during fiscal 2011 compared to an increase of $3.15 per share during fiscal 2010. Additionally, Selling, general and administrative costs have declined in 2011 from lower estimated variable pay incentive costs corresponding to the Company’s lower earnings.

Selling, general and administrative costs in fiscal 2010 increased by $3.2 million over fiscal 2009 primarily due to $3.3 million higher variable pay incentive costs corresponding to the Company’s higher operating earnings and return on invested capital and to a lesser extent higher stock-based compensation expense. Stock-based compensation expense increased $1.0 million as the Company added layers of vesting awards with each annual grant since the Company’s Separation in 2008; the Company’s stock option and restricted stock awards typically have three-year vesting periods. Partially offsetting these increases was a $0.8 million year over year decline in the mark-to-market expense associated with the deferred compensation plan. During fiscal 2010, the market value of the investments held by the deferred compensation plan on average increased less during the 2010 period compared to the increase in market value during the same 2009 period. As of October 31, 2010, approximately 65% of the deferred compensation plan balance was indexed to the Company’s stock price, and the Quanex stock price increased by $3.15 per share during fiscal 2010 compared to an increase of $5.71 per share during fiscal 2009.

Other Items – Three Years Ended October 31, 2011

Interest expense for fiscal 2011 was $0.4 million compared to $0.4 million in fiscal 2010 and $0.5 million in fiscal 2009. No amounts were borrowed against the revolving credit facility during fiscal 2011, 2010, or 2009.

Other, net typically includes interest income earned on the Company’s cash and equivalents, changes associated with the cash surrender value of life insurance, and beginning with the acquisition of Edgetech in April 2011 foreign currency transaction gains and losses. Other, net for fiscal 2011 was a loss of $0.5 million compared to income of $2.6 million in fiscal 2010 and income of $0.4 million in fiscal 2009. During fiscal 2011, the Company incurred $0.9 million of transaction losses which are included in determining net income primarily related to Edgetech’s international operations and foreign currency denominated receivables. There are no transaction gains or losses during the fiscal 2010 or 2009. Other, net for fiscal 2010 includes the recognition of a $0.9 million gain on involuntary conversion of a non-monetary asset related to the May 2009 tornado that struck and damaged the Company’s Mikron facility in Richmond, Kentucky. Additionally, fiscal 2010 includes a $1.3 million bargain purchase gain related to an acquisition during the second fiscal quarter of 2010. In February 2010, the Company completed a small acquisition for approximately $1.6 million in consideration. This operation has been integrated into one of its existing Engineered Products businesses. The acquisition was effected through an asset purchase through a receivership proceeding and no liabilities were assumed. ASC 805 “Business Combinations” requires that a gain be recorded when the fair value of the net assets acquired is greater than the fair value of the consideration transferred. Though uncommon, bargain purchases can occur because of underpayments for the business acquired due to a forced liquidation or distress sale. As such, the Company obtained the assets at a bargain and recognized a gain of approximately $1.3 million in Other, net.

The Company’s annual effective tax rate for fiscal 2011 was 41.5% compared to 38.7% in fiscal 2010 and 24.0% in fiscal 2009. The effective rate in 2011 increased primarily due to nondeductible transaction costs in 2011 and the mix of domestic and foreign results partially offset by general business credits. The effective tax rate benefit for 2009 was unusually low primarily due to the nondeductible portion of the goodwill impairment charge in the fiscal year. For further discussion of the goodwill impairment charge see Note 4, “Goodwill and Acquired Intangible Assets,” in Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

Income from discontinued operations, net of tax was $12 thousand for fiscal 2011 and a loss of $1.1 million and $1.0 million for fiscal 2010 and 2009, respectively, and represents the results of the Truseal China business.

Liquidity and Capital Resources

Sources of Funds

The Company’s principal sources of funds are cash on hand, cash flow from operations, and borrowings under its $270.0 million Senior Unsecured Revolving Credit Facility (the Credit Facility). As of October 31, 2011, the Company has a solid liquidity position, comprised of cash and equivalents and adequate availability under the Company’s Credit Facility. The Company has $89.6 million of cash and equivalents, $188.3 million of current availability under the revolving credit facility and minimal debt of $1.7 million as of October 31, 2011. The Company grew its cash and equivalents balance steadily since its spin-off from Quanex Corporation in April 2008, throughout 2009 and 2010 from $40.5 million as of April 30, 2008 to $123.5 million at October 31, 2009 and to $187.2 million at October 31, 2010. In a very weak year, Quanex was able to grow its cash balance in 2010 ending the year with $187.2 million, a $63.7 million increase over 2009. Cash equivalents at October 31, 2011 were reduced primarily due to $110.8 million of cash paid (net of cash acquired) for the acquisition of Edgetech and JELD-WEN’s vinyl extrusion assets in Yakima, Washington (Yakima). The Company’s strategy for cash uses is to make strategic acquisitions that fit its fenestration vision, invest in organic growth opportunities, fund the cash dividend and make ongoing purchases of Quanex stock.

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

As of October 31, 2011, the Company had no borrowings under the Credit Facility, and the Company was in compliance with all Credit Facility covenants as seen by the table below:

At October 31, 2011	Required	Actual
Consolidated Interest Coverage Ratio	No less than 3.00 to 1	134.43 to 1
Consolidated Leverage Ratio	No more than 3.25 to 1	0.13 to 1

Although there were no borrowings on the Credit Facility and there was only $5.2 million of outstanding letters of credit under the Credit Facility, the aggregate availability under the Credit Facility was limited by the Consolidated Leverage Ratio resulting in an availability of $188.3 million at October 31, 2011. Because the

Consolidated Leverage Ratio is based on a rolling twelve months of EBITDA, a change in future earnings will impact the amount available under the Credit Facility in future quarters, absent any pro-forma EBITDA benefit from any potential acquisitions. To have access to the full availability of the $270.0 million Credit Facility, the Company must have a minimum rolling EBITDA of $84 million for the previous four fiscal quarters. Actual rolling EBITDA for the previous four fiscal quarters was $60.4 million as of October 31, 2011. Increased earnings for any future periods could increase availability under the Credit Facility; conversely, reduced earnings for any future periods could adversely impact the amount available under the Credit Facility in future quarters, absent any pro-forma EBITDA benefit from any potential acquisitions.

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

The Company’s working capital was $140.3 million on October 31, 2011 compared to $223.8 million on October 31, 2010. Working capital declined by $83.5 million primarily from the $101.9 million impact of the acquisitions of Edgetech and Yakima, representing $110.8 million in cash paid for these acquisitions (net of cash acquired) and $8.9 million increase from working capital acquired. Partially offsetting this decline was a decline in accrued liabilities primarily attributable to lower annual incentive accruals as of October 31, 2011 compared to October 31, 2010 as well as a general increase in cash and equivalents after taking into account cash spent on the aforementioned acquisitions. Conversion capital (accounts receivable plus inventory less accounts payable) was relatively flat October 31, 2011 compared to October 31, 2010 after considering conversion capital increases associated with fiscal 2011 acquisitions.

The following table summarizes the Company’s cash flow results from continuing operations for fiscal years 2011, 2010 and 2009:

	Years ended October 31,
	2011	2010	2009
	(In millions)
Cash flows from operating activities	$52.9	$89.6	$61.3
Cash flows from investing activities	(135.4)	(15.9)	(14.4)
Cash flows from financing activities	(14.9)	(10.0)	9.6

Highlights from the Company’s cash flow results for the fiscal years ended 2011, 2010 and 2009 are as follows:

Operating Activities – Continuing Operations

Cash provided by operating activities from continuing operations during fiscal 2011 compared to fiscal 2010 declined by $36.7 million. This decline is primarily attributable to reduced income in fiscal 2011 due to acquisition related costs, lower aluminum sheet shipments, and higher maintenance costs at Aluminum Sheet Products, coupled with higher costs at Engineered Products associated with rationalizing operations, incremental sales and marketing costs as the Company invested in long-term organic growth initiatives, and higher raw material costs. Additionally, during fiscal 2010, the Company received a federal income tax refund of $11.4 million. In fiscal 2011, the Company did not receive a tax refund coupled with the remittance of $2.8 million (of the total estimated $3.5 million) associated with reorganization taxes assumed in the Edgetech acquisition. Partially offsetting these cash flow declines is a$3.5 million reduction in pension contributions in fiscal 2011 compared to fiscal 2010. The Company contributed approximately $5.3 million to its pension plan during fiscal 2010 in an effort to target a 100% funding threshold while the 2011 contribution amounted to $1.9 million. The Company expects to contribute approximately $4.2 million to its pension plan in fiscal 2012. Despite the continued weak condition of the Company’s primary end markets, it generated cash flow from operating activities of $52.9 million during fiscal 2011.

The increase of $28.3 million in cash provided by operating activities from continuing operations during fiscal 2010 compared to fiscal 2009 primarily related to the increase in year over year sales and gross margin from the Company’s Engineered Products businesses as well as increased volumes and spreads at the Company’s Aluminum Sheet business. Partially offsetting this was the substantial decrease in conversion capital during 2009 compared to relatively steady conversion capital levels during 2010; while the Company continued to focus on its working capital management in 2010, in 2009 its efforts resulted in such significant improvements in working capital that those improvements were not expected to be matched in 2010 as the business expanded. As previously discussed above, the Company received a federal income tax refund in February 2010 of $11.4 million; this refund was partially offset in 2010 by estimated federal tax payments. During fiscal 2009, the Company did not make any estimated federal tax payments. Additionally, the Company contributed approximately $5.3 million to its pension plan during fiscal 2010 compared to pension contributions of approximately $3.4 million during 2009.

Investing Activities – Continuing Operations

Cash spending from investing activities from continuing operations increased by $119.5 million during fiscal 2011 compared to fiscal 2010 and increased by $1.5 million in fiscal 2010 compared to fiscal 2009. The increase in investing cash spending in 2011 is attributable to the Company’s acquisition activity during the second fiscal quarter of 2011. On March 31, 2011, the Company used $104.4 million in an all cash transaction (net of cash acquired) to acquire Edgetech. Edgetech is headquartered in Cambridge, Ohio, and has three manufacturing facilities (U.S., U.K. and Germany) that produce and market a full line of insulating glass spacer systems for window and door customers in North America and abroad. In March, 2011, the Company also acquired JELD-WEN’s vinyl extrusion assets in Yakima, Washington (integrated into one of its existing Engineered Products businesses) for $6.4 million in cash consideration. This acquisition was effected through an asset purchase of vinyl extrusion related equipment and certain other assets. The 2010 increase primarily related to $1.6 million of cash used for a small acquisition made in February 2010. The acquisition was effected through a receivership proceeding and no liabilities were assumed. The Company remains interested in acquisitions that fit its fenestration vision.

A tornado struck and damaged the Company’s Mikron facility in Richmond, Kentucky in May 2009. During the second half of fiscal 2009 and the first half of fiscal 2010, the Company received $1.4 million and $0.4 million of proceeds, respectively, from the property insurance claim related to this incident. In fiscal 2009 and in fiscal 2010, the Company spent approximately $1.4 million and $0.4 million, respectively on its repair efforts; this spending is reflected in capital expenditures on the statement of cash flows. The Company’s net overall cash flows from this event was zero as the Company received offsetting insurance proceeds related to the Mikron capital repairs.

Capital expenditures for fiscal years 2011, 2010 and 2009 were $25.3 million, $14.7 million and $15.7 million, respectively. During fiscal 2011, the Company incurred $4.9 million of capital associated with the rollout of its company-wide ERP system (Project Quest) initiated in March 2011. The current plan anticipates the conversion of all of the Company’s disparate systems to a single system over a period of at least three years. The additional increase in spending from prior year levels relate to Edgetech ($2.3 million) and organic growth initiatives including capital to support new product development as well as spending on previously deferred projects. The slight elevation in fiscal 2009 compared to fiscal 2010 is primarily related to the aforementioned repair of the Mikron facility in Kentucky.

The Company expects 2012 capital expenditures to approximate $49 million. The increase in spending from prior year levels primarily reflects approximately $16.0 million associated with Project Quest and an estimated $7.0 million associated with preparing the Cambridge, Ohio facility for the consolidation of the insulated glass spacer operations. At October 31, 2011, the Company had commitments of approximately $6.4 million for the purchase or construction of capital assets. The Company plans to fund these capital expenditures through cash flow from operations.

Financing Activities – Continuing Operations

Quanex spent $14.9 million, spent $10.0 million and received $9.6 million in cash from financing activities from continuing operations in fiscal years 2011, 2010 and 2009, respectively. The $4.9 million increase in cash spending from financing activities during 2011 compared to 2010 was primarily the result of the Company’s stock repurchase program and to a lesser extent an increase in the cash dividend in mid fiscal 2010. This increase in spending was partially offset by more proceeds from stock option exercises of $0.6 million. The Board of Directors approved a stock repurchase program of 1.0 million shares in May 2010, and authorized an additional 1.0 million shares to the program in August 2011. During fiscal 2011, the Company purchased 750,000 shares of common stock at a cost of $10.1 million compared to 250,000 shares of common stock at a cost of $4.3 million during fiscal 2010. In fiscal 2011 and 2010, the Company paid quarterly dividends of $0.16 per common share and $0.14 per common share, respectively, with shares outstanding remaining relatively flat. The Company increased its quarterly cash dividend in May 2010 by 33% to $0.04 per share from $0.03 per share.

The Company used $10.0 million for financing activities from continuing operations during 2010 compared to receiving $9.6 million 2009. In 2009, the Company received $15.4 million from Gerdau representing the fourth and final true-up and relating to distribution taxes pursuant to the terms of the transaction related agreements. The Company does not anticipate any further cash from financing activities related to the Separation. During fiscal 2010, the Company purchased 250,000 shares of common stock at a cost of $4.3 million. The Company did not purchase common stock during fiscal 2009. In fiscal 2010 and 2009, the Company paid quarterly dividends of $0.14 per common share and $0.12 per common share, respectively with shares remaining relatively flat.

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

Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Long-term debt, including interest(1)	$1,720	$365	$698	$227	$430
Operating leases(2)	32,763	6,731	11,289	6,654	8,089
Unconditional purchase obligations(3)	4,385	3,941	444	—	—

Total contractual cash obligations(4)	$38,868	$11,037	$12,431	$6,881	$8,519

(1)	The debt interest amounts are based on rates as of October 31, 2011.

(2)	Operating leases cover a range of items from facilities and fork lift trucks to fax machines and other miscellaneous equipment.
(3)	The unconditional purchase obligations are made up of gas supply agreements and $4.2 million of scrap aluminum purchases.
(4)

The above table excludes reserves recorded in accordance with ASC Topic 740 “Income Taxes,” as the Company is unable to reasonably estimate the timing of future cash flows related to these reserves. For additional information see Note 9, “Income Taxes,” in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

Prior to the Separation, the Company’s pension plan included participants from the vehicular products business, the building products businesses and corporate. Upon the Separation, Gerdau assumed the pension benefit liabilities for the vehicular products and corporate retiree participants (reported in discontinued operations) while the Company retained the pension benefit liabilities for the building products and active corporate participants. Accordingly, the plan assets were allocated based on benefit priority categories of the respective participants between Gerdau and the Company. During fiscal 2012, the Company expects to contribute approximately $4.2 million to the pension plan to continue to target a 100% funding threshold and meet minimum contribution requirements. Pension contributions beyond 2012 are not determinable since the amount of any contribution is heavily dependent on the future economic environment and investment returns on pension plan assets. Obligations to these plans are based on current and projected obligations of the plans, performance of the plan assets, if applicable, and any participant contributions. Refer to Note 11 of Item 8 to the Consolidated Financial Statements for further information on these plans. Management believes the effect of the plans on liquidity is not significant to the Company’s overall financial condition.

The timing of payments related to the Company’s Supplemental Benefit Plan and Deferred Compensation Plan cannot be readily determined due to their uncertainty. The Supplemental Benefit Plan liability of $1.8 million at October 31, 2011 was recorded as part of Other (non-current) liabilities. Based on the $5.9 million market value of the Company’s Deferred Compensation Plan, payments for fiscal 2012 are estimated to be approximately $0.2 million and are recorded in Accrued liabilities on the Consolidated Balance Sheets. The remaining liability balance of $5.7 million is recorded in Other liabilities on the Consolidated Balance Sheets.

Other Commercial Commitments

The following table reflects other commercial commitments or potential cash outflows that may result from a contingent event, such as a need to borrow short-term funds for liquidity purposes.

Amount of Commitment Expiration per Period

Other Commercial Commitments	Total Amounts Committed	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Standby letters of credit	$6,215	$5,302	$—	$—	$913

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

Environmental Contingencies

Quanex is subject to extensive laws and regulations concerning the discharge of materials into the environment and the remediation of chemical contamination. To satisfy such requirements, Quanex must make capital and other expenditures on an ongoing basis. The Company accrues its best estimates of its remediation obligations and adjusts such accruals as further information and circumstances develop. Those estimates may change substantially depending on information about the nature and extent of contamination, appropriate remediation technologies, and regulatory approvals. In accruing for environmental remediation liabilities, costs of future expenditures are not discounted to their present value, unless the amount and timing of the expenditures are fixed or reliably determinable. Legal costs are expensed as incurred except incremental direct costs of the remediation effort which are accrued as part of the measurement of the environmental remediation liability. When environmental laws might be deemed to impose joint and several liability for the costs of responding to contamination, the Company accrues its allocable share of liability taking into account the number of parties participating, their ability to pay their shares, the volumes and nature of the wastes involved, the nature of anticipated response actions, and the nature of the Company’s alleged connections. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. Unanticipated changes in circumstances and/or legal requirements could extend the length of time over which the Company pays its remediation costs or could increase actual cash expenditures for remediation in any period.

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

Insurance

The Company manages its costs of workers’ compensation, group medical, property, casualty and other liability exposures through a combination of self-insurance retentions and insurance coverage with third-party carriers. Liabilities associated with the Company’s portion of these exposures are not discounted and are estimated by considering various factors which may include historical claims experience, severity factors, estimated claims incurred but not yet reported, and loss development factors, which are estimates on how claims will develop over time until the claims are closed, as appropriate. While the Company considers a number of factors in preparing the estimates, sensitive assumptions using significant judgment are made in determining the amounts accrued in the financial statements. Actual claims can differ significantly from estimated liabilities if future claims experience differs from historical experience and assumptions used in the Company’s analysis are adjusted. Insurance recoveries are not recognized until any contingencies relating to the claim have been resolved.

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

Goodwill

The acquisition method of accounting for business combinations requires the Company to make use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the net tangible and identifiable intangible assets. The Company performs a goodwill impairment test annually as of August 31. In addition, goodwill would be tested more frequently if changes in circumstances or the occurrence of events indicates that a potential impairment exists. The Company tests for impairment of its goodwill using a two-step approach as prescribed in ASC Topic 350 “Intangibles – Goodwill and Other” (ASC 350). The first step of the Company’s goodwill impairment test compares the fair value of each reporting unit with its carrying value including assigned goodwill. The second step of the Company’s goodwill impairment test is required only in situations where the carrying value of the reporting unit exceeds its fair value as determined in the first step. In such instances, the Company compares the implied fair value of goodwill to its carrying value. The implied fair value of goodwill is determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is recorded to the extent that the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill. The Company uses the present value of future cash flows to determine fair value in combination with the market approach. Future cash flows are typically based upon appropriate future periods for the businesses and an estimated residual value. Management judgment is required in the estimation of future operating results and to determine the appropriate residual values. The residual values are determined by reference to an exchange transaction in an existing market for that asset. Future operating results and residual values could reasonably differ from the estimates and could require a provision for impairment in a future period.

Income Taxes

The Company records the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and the amounts reported in the Company’s Consolidated Balance Sheets, as well as net operating losses and tax credit carry forwards. The carrying value of the net deferred tax assets reflects the Company’s assumption that the Company will be able to generate sufficient future taxable income to realize its deferred tax assets. This assumption is based on estimating future taxable income using the same forecasts used to test goodwill and intangibles for impairment, scheduling out the future reversal of existing taxable temporary differences and reviewing the Company’s most recent financial operations. If the estimates and assumptions change in the future, the Company may be required to record a valuation allowance against a portion of its deferred tax assets. This could result in additional income tax expense in a future period in the Consolidated Statements of Income.

Stock–Based Compensation

In accordance with ASC Topic 718 “Compensation – Stock Compensation” (ASC 718), the Company determines the fair value of share awards on the date of grant using the Black-Scholes valuation model. The Company recognizes the fair value as compensation expense on a straight-line basis over the requisite service period of the award based on awards ultimately expected to vest. Under ASC 718, the Company amortizes new option grants to retirement-eligible employees immediately upon grant, consistent with the retirement vesting acceleration provisions of these grants. For employees near retirement age, the Company amortizes such grants over the period from the grant date to the retirement date if such period is shorter than the standard vesting schedule. In accordance with ASC Topic 230-10-45-14 “Statement of Cash Flows – Cash Flows From Financing Activities” (ASC 230-10-45-14), the Consolidated Statements of Cash Flow report the excess tax benefits from the stock-based compensation as financing cash inflows. See Note 14 of Item 8 for additional information related to the Company’s stock-based compensation.

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

The effects of the decrease in selected assumptions, assuming no changes in benefit levels and no amortization of gains or losses for the pension plans in fiscal 2011, is shown below:

	Effect on all Defined Benefit Pension Plans October 31, 2011
Assumption	Percentage Point Change	Increase (Decrease) in Projected Benefit Obligation	Increase (Decrease) in 2011 Pension Expense
	(In thousands)
Discount rate	-1.0 pts	$2,608	$500
Assumed return on plan assets	-1.0 pts	N/A	167

As of October 31, 2011, the Company’s projected benefit obligation (PBO) and accumulated benefit obligation (ABO) exceed the fair value of the plan assets by $6.7 million and $5.4 million, respectively. As a comparison, the Company’s PBO and ABO exceeded the fair value of plan assets by $2.7 million and $1.9 million, respectively, as of October 31, 2010. In 2010, the fair value of plan assets approached the obligation partly due to the Company modifying its funding strategy to accelerate contributions to target a 100% funding threshold; however in 2011, a decrease in the discount rate and additional participants from the Edgetech acquisition increased the obligation more than the increase in the fair value of the plan assets. During fiscal 2011, the Company contributed $1.9 million to its defined benefit plan. During fiscal 2012, the Company expects to contribute approximately $4.2 million to the pension plan to continue to target a 100% funding threshold and to meet minimum contribution requirements. Expected contributions are dependent on many variables, including the variability of the market value of the assets as compared to the obligation and other market or regulatory conditions. In addition, the Company takes into consideration its business investment opportunities and resulting cash requirements. Accordingly, actual funding may differ greatly from current estimates.

Accounting guidance applicable to pensions does not require immediate recognition of the effects of a deviation between actual and assumed experience and the revision of an estimate. This approach allows the favorable and unfavorable effects that fall within an acceptable range to be netted and disclosed as an unrecognized gain or loss. Accumulated other comprehensive income as of October 31, 2011 includes pretax net actuarial losses and net prior service costs of $4.8 million. A portion of the loss will be amortized in fiscal year 2012. The effect on fiscal years after 2012 will depend on the actual experience of the plans.

Mortality assumptions used to determine the obligations for the Company’s pension plans are related to the experience of the plans and to our third-party actuary’s best estimate of expected plan mortality.

Foreign Currency Translation

The functional currencies of the Company’s United Kingdom and German subsidiaries are the British Pound and Euro and their books and records are maintained in the local currency. Translation adjustments, which are based upon the exchange rate at the balance sheet date for assets and liabilities and the weighted-average rate for the income statement, are recorded in Accumulated Other Comprehensive Income (loss) in Stockholders’ equity on the Consolidated Balance Sheets.

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

In June 2011, the FASB issued Accounting Standards Update No. 2011-05 (ASU 2011-05), Presentation of Comprehensive Income. This amendment will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amended guidance, which must be applied retroactively, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (November 1, 2012 for the Company), with earlier adoption permitted. ASU 2011-05 impacts presentation only and will have no effect on the Company’s financial condition, results of operations or cash flows.

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

Interest Rate Risk

The Company and its subsidiaries have a Credit Facility and other long-term debt which subject the Company to the risk of loss associated with movements in market interest rates. At October 31, 2011 and 2010, the Company had fixed-rate debt totaling $166 thousand and $143 thousand, respectively. This debt is fixed-rate, and therefore, does not expose the Company to the risk of earnings loss due to changes in market interest rates.

The Company and certain of its subsidiaries’ floating-rate obligations totaled $1.5 million and $1.8 million at October 31, 2011 and 2010, respectively. Based on the floating-rate obligations outstanding at October 31, 2011, a one percent increase or decrease in the average interest rate would result in a change to pre-tax interest expense of approximately $15 thousand.

Commodity Price Risk

Within the Aluminum Sheet Products segment, the Company uses various grades of aluminum scrap as well as minimal amounts of prime aluminum as raw materials for its manufacturing processes. The price of this raw material is subject to fluctuations due to many factors in the aluminum market. In the normal course of business, Nichols Aluminum enters into firm price sales commitments with its customers. In an effort to reduce the risk of fluctuating raw material prices, Nichols Aluminum enters into firm price raw material purchase commitments (which are designated as “normal purchases” under ASC Topic 815 “Derivatives and Hedging” (ASC 815)) as well as option contracts on the London Metal Exchange (LME). The Company’s risk management policy as it relates to these LME contracts is to enter into contracts to cover the raw material needs of the Company’s committed sales orders, to the extent not covered by fixed price purchase commitments.

Nichols Aluminum maintains a balanced metals book position which excludes a normal operational inventory level. This operating inventory level as a matter of practice is not hedged against material price (LME) movements. This practice reflects that over the commodity price cycle, no gain or loss is incurred on this inventory. Through the use of firm price raw material purchase commitments and LME contracts, the Company intends to protect cost of sales from the effects of changing prices of aluminum. To the extent that the raw material costs factored into the firm price sales commitments are matched with firm price raw material purchase commitments, changes in aluminum prices should have no effect. During fiscal 2011, 2010 and 2009, the Company primarily relied upon firm price raw material purchase commitments to protect cost of sales tied to firm price sales commitments. At October 31, 2011, there were 62 open LME forward contracts associated with metal exchange derivatives covering notional volumes of 3.4 million pounds with a fair value mark-to-market net loss of approximately $0.1 million. In addition, at October 31, 2011 there were 97 open LME short sale contracts associated with metal exchange derivatives covering notional volumes of 5.3 million pounds with a fair value mark-to-market net gain of approximately $0.1 million. These contracts were not designated as hedging instruments, and any mark-to-market net gain or loss was recorded in Cost of sales with the offsetting amount reflected as a current asset or liability on the balance sheet. At October 31, 2010 there were 22 open LME forward contracts associated with metal exchange derivatives covering notional volumes of 1.2 million pounds with a fair value mark-to-market net gain of approximately $0.2 million. In addition, at October 31, 2010 there were 116 open LME short sale contracts associated with metal exchange derivatives covering notional volumes of 6.4 million pounds with a fair value mark-to-market net loss of approximately $0.4 million.

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

Effective May 1, 2011, Truseal, one of the Company’s warm-edge, insulating glass spacer divisions initiated an oil-based materials surcharge. The surcharge helps offset the rising cost of butyl and other oil-based raw materials, pricing of which are highly correlated to the price of oil. The surcharge is in place with the majority of its customers and is adjusted monthly based upon the 90 day average published price for Brent crude. The oil-based raw materials purchased by the company are subject to similar pricing schemes. Therefore, the Company’s long-term exposure to changes in oil-based raw materials prices is significantly reduced due to the contractual component of the surcharge program.

Foreign Currency Rate Risk

The Company’s international operations have exposure to foreign currency rate risks primarily due to fluctuations in the British Pound, the Canadian dollar and Euro. From time to time, the Company enters into foreign exchange contracts associated with its exposures from operations to manage a portion of the foreign currency rate risk.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Quanex Building Products Corporation

Houston, Texas

We have audited the accompanying consolidated balance sheets of Quanex Building Products Corporation and subsidiaries (the “Company”) as of October 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flow for each of the three years in the period ended October 31, 2011. Our audits also include the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries as of October 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of October 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 19, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
December 19, 2011

QUANEX BUILDING PRODUCTS CORPORATION

CONSOLIDATED BALANCE SHEETS

	October 31,
	2011	2010
	(In thousands, except share data)
ASSETS
Current assets:
Cash and equivalents	$89,619	$187,178
Accounts receivable, net of allowance of $1,062 and $1,037	81,969	87,007
Inventories	55,842	45,200
Deferred income taxes	11,220	10,547
Prepaid and other current assets	6,423	8,229
Current assets of discontinued operations	—	462

Total current assets	245,073	338,623
Property, plant and equipment, net	158,209	135,517
Deferred income taxes	7,669	30,563
Goodwill	69,432	25,189
Intangible assets, net	87,943	44,668
Other assets	16,603	16,690

Total assets	$584,929	$591,250

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$66,339	$70,986
Accrued liabilities	38,058	43,447
Current maturities of long-term debt	352	327
Current liabilities of discontinued operations	—	30

Total current liabilities	104,749	114,790
Long-term debt	1,314	1,616
Deferred pension and postretirement benefits	7,784	3,667
Liability for uncertain tax positions	8,412	6,327
Non-current environmental reserves	11,221	12,027
Other liabilities	14,223	11,391

Total liabilities	147,703	149,818

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value, shares authorized 1,000,000; issued and outstanding–none	—	—
Common stock, $0.01 par value, shares authorized 125,000,000; issued 37,843,134 and 37,862,441, respectively	378	379
Additional paid-in-capital	241,983	238,079
Retained earnings	213,143	210,366
Accumulated other comprehensive income (loss)	(3,642)	(1,757)
Less treasury stock at cost, 1,035,288 and 351,626 shares, respectively	(14,636)	(5,635)

Total stockholders’ equity	437,226	441,432

Total liabilities and stockholders’ equity	$584,929	$591,250

See notes to consolidated financial statements.

QUANEX BUILDING PRODUCTS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years ended October 31,
	2011	2010	2009
	(In thousands, except per share amounts)
Net sales	$848,294	$798,314	$585,010
Cost and expenses:
Cost of sales (exclusive of items shown separately below)	712,091	660,849	489,328
Selling, general and administrative	83,994	71,954	59,765
Depreciation and amortization	33,932	28,214	32,453
Asset impairment charges	1,799	—	182,562

Operating income (loss)	16,478	37,297	(179,098)
Non-operating income (expense):
Interest expense	(449)	(440)	(452)
Other, net	(514)	2,645	405

Income (loss) from continuing operations before income taxes	15,515	39,502	(179,145)
Income tax benefit (expense)	(6,437)	(15,301)	43,066

Income (loss) from continuing operations	9,078	24,201	(136,079)
Income (loss) from discontinued operations, net of taxes	(12)	(1,103)	(1,012)

Net income (loss)	$9,066	$23,098	$(137,091)

Basic earnings per common share:
Earnings (loss) from continuing operations	$0.24	$0.65	$(3.64)
Income (loss) from discontinued operations	—	(0.03)	(0.03)

Basic earnings (loss) per share	$0.24	$0.62	$(3.67)

Diluted earnings per common share:
Earnings (loss) from continuing operations	$0.24	$0.64	$(3.64)
Income (loss) from discontinued operations	—	(0.03)	(0.03)

Diluted earnings (loss) per share	$0.24	$0.61	$(3.67)

Weighted average common shares outstanding:
Basic	37,007	37,220	37,335
Diluted	37,537	37,671	37,335

See notes to consolidated financial statements.

QUANEX BUILDING PRODUCTS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated Other Comprehensive Income
Years Ended October 31, 2011, 2010 and 2009	Compre- hensive Income	Common Stock	Additional Paid-in Capital	Retained Earnings	Pension & Postret- irement Benefit Related	Foreign Currency Translation Adjustment	Treasury Stock & Other	Total Stockholders’ Equity
		(In thousands, except share data)
Balance at October 31, 2008		$378	$230,316	$318,648	$(189)	$45	$(1,370)	$547,828
Net income (loss)	$(137,091)			(137,091)				(137,091)
Change in pension from net unamortized gain (loss) (net of taxes of $1,530)	(2,447)				(2,447)			(2,447)
Foreign currency translation adjustment (net of taxes of $0)	111					111		111

Total comprehensive income (loss)	$(139,427)
Common dividends ($0.12 per share)				(4,519)				(4,519)
Stock-based compensation activity:
Stock-based compensation earned			3,183					3,183
Restricted stock awards		1	(1)					—
Stock-based compensation tax expense			(11)					(11)
Separation from Quanex Corporation				15,508				15,508
Other		(1)	(35)					(36)

Balance at October 31, 2009		$378	$233,452	$192,546	$(2,636)	$156	$(1,370)	$422,526
Net income (loss)	$23,098			23,098				23,098
Change in pension from net unamortized gain (loss) (net of taxes of $441)	701				701			701
Foreign currency translation adjustment (net of taxes of $0)	23					23		23

Total comprehensive income (loss)	$23,822
Common dividends ($0.14 per share)				(5,275)				(5,275)
Treasury shares purchased, at cost							(4,274)	(4,274)
Stock-based compensation activity:
Stock-based compensation earned			4,205					4,205
Stock options exercised			435	(2)			9	442
Restricted stock awards		1	(54)					(53)
Stock-based compensation tax expense			41					41
Other				(1)		(1)		(2)

Balance at October 31, 2010		$379	$238,079	$210,366	$(1,935)	$178	$(5,635)	$441,432
Net income (loss)	$9,066			9,066				9,066
Change in pension from net unamortized gain (loss) (net of taxes of $818)	(1,350)				(1,350)			(1,350)
Foreign currency translation adjustment (net of taxes of $15)	(536)					(536)		(536)

Total comprehensive income (loss)	$7,180
Common dividends ($0.16 per share)				(5,979)				(5,979)
Treasury shares purchased, at cost							(10,080)	(10,080)
Stock-based compensation activity:
Stock-based compensation earned			4,703					4,703
Stock options exercised			(20)	(111)			998	867
Restricted stock awards		1	(82)				81	—
Stock-based compensation tax expense			194					194
Other		(2)	(891)	(199)		1		(1,091)

Balance at October 31, 2011		$378	$241,983	$213,143	$(3,285)	$(357)	$(14,636)	$437,226

See notes to consolidated financial statements.

QUANEX BUILDING PRODUCTS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

	Years Ended October 31, 2011, 2010 and 2009
	Preferred Shares Issued	Common Shares
		Issued	Treasury	Rabbi Trust	Net Outstanding
Balance at October 31, 2008	—	37,760,016	—	(102,125)	37,657,891
Restricted stock awards	—	124,890	—	—	124,890
Cancellation of restricted stock	—	(132,469)	—	—	(132,469)

Balance at October 31, 2009	—	37,752,437	—	(102,125)	37,650,312
Treasury shares purchased, at cost	—	—	(250,000)	—	(250,000)
Transfer of Rabbi trust shares	—	—	(102,125)	102,125	—
Stock options exercised	—	38,142	499	—	38,641
Restricted stock awards	—	74,900	—	—	74,900
Cancellation of restricted stock	—	(3,038)	—	—	(3,038)

Balance at October 31, 2010	—	37,862,441	(351,626)	—	37,510,815
Treasury shares purchased, at cost	—	—	(750,000)	—	(750,000)
Stock options exercised	—	—	61,338	—	61,338
Restricted stock awards	—	64,200	5,000	—	69,200
Cancellation of restricted stock	—	(83,507)	—	—	(83,507)

Balance at October 31, 2011	—	37,843,134	(1,035,288)	—	36,807,846

See notes to consolidated financial statements.

QUANEX BUILDING PRODUCTS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

	Years Ended October 31,
	2011	2010	2009
	(In thousands)
Operating Activities:
Net income (loss)	$9,066	$23,098	$(137,091)
Loss (income) from discontinued operations	12	1,103	1,012
Adjustments to reconcile net income (loss) to cash provided by operating activities from continuing operations:
Depreciation and amortization	34,000	28,283	32,523
Asset impairment charges	1,799	—	182,562
Gain on bargain purchase	—	(1,272)	—
Deferred income taxes	3,361	12,294	(43,609)
Stock-based compensation	4,852	4,456	3,429
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Decrease (increase) in accounts receivable	13,761	(6,365)	18,636
Decrease (increase) in inventory	(530)	3,142	16,503
Decrease (increase) in other current assets	741	(510)	(122)
Increase (decrease) in accounts payable	(13,349)	4,572	(12,306)
Increase (decrease) in accrued liabilities	(6,952)	9,509	(3,119)
Increase (decrease) in income taxes payable	(493)	9,599	(922)
Increase (decrease) in deferred pension and postretirement benefits	2,768	(1,846)	(407)
Other, net	3,908	3,499	4,213

Cash provided by (used for) operating activities from continuing operations	52,944	89,562	61,302
Cash provided by (used for) operating activities from discontinued operations	(68)	(430)	(811)

Cash provided by (used for) operating activities	52,876	89,132	60,491

Investing Activities:
Acquisitions, net of cash acquired	(110,845)	(1,590)	—
Capital expenditures	(25,312)	(14,720)	(15,696)
Proceeds from property insurance claim	—	392	1,400
Proceeds from executive life insurance	683	—	—
Other, net	107	43	(57)

Cash provided by (used for) investing activities from continuing operations	(135,367)	(15,875)	(14,353)
Cash provided by (used for) investing activities from discontinued operations	—	90	(457)

Cash provided by (used for) investing activities	(135,367)	(15,785)	(14,810)

Financing Activities:
Repayments of long-term debt	(340)	(323)	(363)
Purchase of treasury stock	(10,080)	(4,274)	—
Common stock dividends paid	(5,979)	(5,275)	(4,519)
Issuance of common stock from stock option exercises, including related tax benefits	1,093	502	—
Funding from Separation	—	—	15,401
Other, net	392	(665)	(876)

Cash provided by (used for) financing activities from continuing operations	(14,914)	(10,035)	9,643
Cash provided by (used for) financing activities from discontinued operations	(392)	665	865

Cash provided by (used for) financing activities	(15,306)	(9,370)	10,508

Effect of exchange rate changes on cash and equivalents	(222)	27	36
Less: (Increase) decrease in cash and equivalents from discontinued operations	460	(325)	403

Increase (decrease) in cash and equivalents from continuing operations	(97,559)	63,679	56,628
Cash and equivalents at beginning of period	187,178	123,499	66,871

Cash and equivalents at end of period	$89,619	$187,178	$123,499

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

In March 2011, the Company acquired Edgetech I.G., Inc. and its German subsidiary. Headquartered in Cambridge, Ohio, Edgetech has three manufacturing facilities (U.S., U.K. and Germany) that produce and market a full line of insulating glass spacer systems for window and door customers in North America and abroad. In March 2011, the Company also acquired JELD-WEN’s vinyl extrusion assets in Yakima, Washington. In 2010, management closed its start-up facility in China due to the contraction of demand and the Company’s ability to serve the overseas thin film solar panel market from its North American operations. Accordingly, the China assets and liabilities, results of operations and cash flows are reported as discontinued operations for all periods presented.

The following are significant accounting policies used in the preparation of the Company’s Consolidated Financial Statements as well as the significant judgments and uncertainties affecting the application of these policies.

Nature and Scope of Operations

Quanex has two reportable segments covering two customer-focused markets: Engineered Products and Aluminum Sheet Products. The Company manufactures aluminum flat-rolled products, flexible insulating glass spacer systems, extruded vinyl profiles, thin film solar panel sealants, and precision-formed metal and wood products which primarily serve the North American building products markets. The Company’s manufacturing operations are conducted in the United States, the United Kingdom, and Germany. See Note 12, Industry Segment Information.

QUANEX BUILDING PRODUCTS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Environmental Contingencies

Quanex is subject to extensive laws and regulations concerning the discharge of materials into the environment and the remediation of chemical contamination. To satisfy such requirements, Quanex must make capital and other expenditures on an ongoing basis. The Company accrues its best estimates of its remediation obligations and adjusts such accruals as further information and circumstances develop. Those estimates may change substantially depending on information about the nature and extent of contamination, appropriate remediation technologies, and regulatory approvals. In accruing for environmental remediation liabilities, costs of future expenditures are not discounted to their present value, unless the amount and timing of the expenditures are fixed or reliably determinable. Legal costs are expensed as incurred except incremental direct costs of the remediation effort which are accrued as part of the measurement of the environmental remediation liability. When environmental laws might be deemed to impose joint and several liability for the costs of responding to contamination, the Company accrues its allocable share of liability taking into account the number of parties participating, their ability to pay their shares, the volumes and nature of the wastes involved, the nature of anticipated response actions, and the nature of the Company’s alleged connections. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. Unanticipated changes in circumstances and/or legal requirements could extend the length of time over which the Company pays its remediation costs or could increase actual cash expenditures for remediation in any period.

Asset Retirement Obligations

Asset retirement obligations represent legal obligations associated with the retirement of tangible long-lived assets that result from the normal operation of the long-lived asset. The costs associated with such legal obligations are accounted for under the provisions of ASC Topic 410 “Asset Retirement and Environmental

QUANEX BUILDING PRODUCTS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

QUANEX BUILDING PRODUCTS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Property, plant and equipment is stated at cost and is depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of certain categories are as follows:

Years
Land improvements	7 to 25
Buildings	25 to 40
Building improvements	5 to 20
Leasehold improvements	Over lease term(1)
Machinery and equipment	2 to 15

(1)	Leasehold improvements are depreciated over the shorter of their estimated useful lives or the term of the lease.

Goodwill

The acquisition method of accounting for business combinations requires the Company to make use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the net tangible and identifiable intangible assets. The Company performs a goodwill impairment test annually as of August 31. In addition, goodwill would be tested more frequently if changes in circumstances or the occurrence of events indicates that a potential impairment exists. The Company tests for impairment of its goodwill using a two-step approach as prescribed in ASC Topic 350 “Intangibles – Goodwill and Other” (ASC 350). The first step of the Company’s goodwill impairment test compares the fair value of each reporting unit with its carrying value including assigned goodwill. The second step of the Company’s goodwill impairment test is required only in situations where the carrying value of the reporting unit exceeds its fair value as determined in the first step. In such instances, the Company compares the implied fair value of goodwill to its carrying value. The implied fair value of goodwill is determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is recorded to the extent that the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill. The Company uses the present value of future cash flows to determine fair value in combination with the market approach. Future cash flows are typically based upon appropriate future periods for the businesses and an estimated residual value. Management judgment is required in the estimation of future operating results and to determine the appropriate residual values. The residual values are determined by reference to an exchange transaction in an existing market for that asset. Future operating results and residual values could reasonably differ from the estimates and could require a provision for impairment in a future period.

Income Taxes

The Company records the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and the amounts reported in the Company’s Consolidated Balance Sheets, as well as net operating losses and tax credit carry forwards. The carrying value of the net deferred tax assets reflects the Company’s assumption that the Company will be able to generate sufficient future taxable income to realize its deferred tax assets. This assumption is based on estimating future taxable income using the same forecasts used to test goodwill and intangibles for impairment, scheduling out the future reversal of existing taxable temporary differences and reviewing the Company’s most recent financial operations. If the estimates and assumptions change in the future, the Company may be required to record a valuation allowance against a portion of its deferred tax assets. This could result in additional income tax expense in a future period in the Consolidated Statements of Income.

QUANEX BUILDING PRODUCTS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Insurance

The Company manages its costs of workers’ compensation, group medical, property, casualty and other liability exposures through a combination of self-insurance retentions and insurance coverage with third-party carriers. Liabilities associated with the Company’s portion of these exposures are not discounted and are estimated by considering various factors which may include historical claims experience, severity factors, estimated claims incurred but not yet reported, and loss development factors, which are estimates on how claims will develop over time until the claims are closed, as appropriate. While the Company considers a number of factors in preparing the estimates, sensitive assumptions using significant judgment are made in determining the amounts accrued in the financial statements. Actual claims can differ significantly from estimated liabilities if future claims experience differs from historical experience and assumptions used in the Company’s analysis are adjusted. Insurance recoveries are not recognized until any contingencies relating to the claim have been resolved.

Stock–Based Compensation

In accordance with ASC Topic 718 “Compensation – Stock Compensation” (ASC 718), the Company determines the fair value of share awards on the date of grant using the Black-Scholes valuation model. The Company recognizes the fair value as compensation expense on a straight-line basis over the requisite service period of the award based on awards ultimately expected to vest. Under ASC 718, the Company amortizes new option grants to retirement-eligible employees immediately upon grant, consistent with the retirement vesting acceleration provisions of these grants. For employees near retirement age, the Company amortizes such grants over the period from the grant date to the retirement date if such period is shorter than the standard vesting schedule. In accordance with ASC Topic 230-10-45-14 “Statement of Cash Flows – Cash Flows From Financing Activities” (ASC 230-10-45-14), the Consolidated Statements of Cash Flow report the excess tax benefits from the stock-based compensation as financing cash inflows. See Note 14 for additional information related to the Company’s stock-based compensation.

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

Foreign Currency Translation

The functional currencies of the Company’s United Kingdom and German subsidiaries are the British Pound and Euro and their books and records are maintained in the local currency. Translation adjustments, which are based upon the exchange rate at the balance sheet date for assets and liabilities and the weighted-average rate for the income statement, are recorded in Accumulated other comprehensive income (loss) in Stockholders’ equity on the Consolidated Balance Sheets.

Discontinued Operations

In accordance with ASC Topic 205-20 “Presentation of Financial Statements—Discontinued Operations” (ASC 205-20), the Company presents the results of operations, financial position and cash flows of operations that have either been sold or that meet the criteria for “held for sale accounting” as discontinued operations. At the time an operation qualifies for held for sale accounting, the operation is evaluated to determine whether or not the carrying value exceeds its fair value less cost to sell. Any loss as a result of carrying value in excess of fair value less cost to sell is recorded in the period the operation meets held for sale accounting. Management judgment is required to (1) assess the criteria required to meet held for sale accounting, and (2) estimate fair value. Changes to the operation could cause it to no longer qualify for held for sale accounting and changes to fair value could result in an increase or decrease to previously recognized losses.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Quanex and its subsidiaries, all of which are wholly owned. All intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications included within the Consolidated Balance Sheets in prior year financial statements have been made to conform to the 2011 presentation. The reclassifications include providing more detail of noncurrent liabilities to conform with the current year presentation. Such reclassifications have no impact on earnings or cash flows provided by operations.

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

QUANEX BUILDING PRODUCTS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Supplemental cash flow information is as follows:

	Years Ended October 31,
	2011	2010	2009
	(In thousands)
Cash paid for interest	$425	$373	$396
Cash paid for income taxes	3,260	5,635	2,693
Cash received for income tax refunds	132	12,280	1,120
Supplemental disclosure of noncash investing and financing activities:
Share value cancelled to satisfy tax withholdings	$1,066	$53	$36
Capitalized expenditures financed through accounts payable and accrued liabilities	2,459	3,015	(198)

2.	New Accounting Pronouncements

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

In December 2010, the FASB issued ASC Topic No. 2010-28 Intangibles—Goodwill and Other (ASC Topic 350) — When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts which amended ASC Topic 350 “Goodwill and Other.” The ASC requires an entity with reporting units that have carrying amounts that are zero or negative to assess whether it is more likely than not that the reporting units’ goodwill is impaired. If the entity determines that it is more likely than not that the goodwill of one or more of its reporting units is impaired, the entity is required to perform Step 2 of the goodwill impairment test for those reporting unit(s) and record any resulting impairment as a cumulative-effect adjustment to beginning retained earnings. The provisions of this ASC are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010 (November 1, 2011 for the Company). Early adoption is not permitted. The adoption of this ASC does not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASC Topic No. 2010-06, Fair Value Measurements and Disclosures (ASC Topic 820) — Improving Disclosures About Fair Value Measurements. The ASC requires new disclosures about transfers into and out of Levels 1 (fair value determined based on quoted prices in active markets for identical assets and liabilities) and 2 (fair value determined based on significant other observable inputs) and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. Except for the detailed Level 3 roll-forward disclosures, the new standard is effective for the Company for interim and annual reporting periods beginning after December 15, 2009 (February 1, 2010 for the Company). The requirement to provide detailed disclosures about the purchases, sales, issuances and settlements in the roll-forward activity for Level 3 fair value measurements is effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2010

QUANEX BUILDING PRODUCTS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(November 1, 2011 for the Company). Other than requiring additional disclosures, none that currently impact the Company, the adoption of this new guidance does not have a material impact on the Company’s consolidated financial statements.

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

In June 2011, the FASB issued Accounting Standards Update No. 2011-05 (ASU 2011-05), Presentation of Comprehensive Income. This amendment will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amended guidance, which must be applied retroactively, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (November 1, 2012 for the Company), with earlier adoption permitted. ASU 2011-05 impacts presentation only and will have no effect on the Company’s financial condition, results of operations or cash flows.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08 (ASU 2011-08), Testing Goodwill for Impairment which amends the guidance in ASC 350-20. The amendments in ASU 2011-08 provide entities with the option of performing a qualitative assessment before performing the first step of the two-step impairment test. If entities determine, on the basis of qualitative factors, it is not more likely than not that the fair value of the reporting unit is less than the carrying amount, then performing the two-step impairment test would be unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. ASU 2011-08 also provides entities with the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to the first step of the two-step impairment test. ASU 2011-08 is effective for fiscal years and interim periods beginning after December 15, 2011, although early adoption is permitted (February 1, 2012 for the Company). The Company is currently evaluating the potential impact of this standard on the Company’s consolidated financial statements.

3.	Acquisitions

On March 31, 2011, Quanex completed its acquisition of Edgetech I.G., Inc., an Ohio corporation (Edgetech I.G.), the United Kingdom division of Edgetech (Edgetech UK), and Edgetech Europe GmbH, a German company (Edgetech Germany). These entities are hereafter referred to as “Edgetech.” Headquartered in Cambridge, Ohio, Edgetech has three manufacturing facilities located in the United States, the United Kingdom and Germany that produce a full line of warm-edge, dual seal insulating glass spacer systems for window and door customers in North America and abroad. Edgetech’s products separate and seal double and triple paned glass within a window and act as a thermal barrier that enhances the window’s energy efficiency.

Quanex acquired Edgetech by merging its wholly-owned subsidiary, QSB Inc., a Delaware corporation (QSB), with and into Lauren International, Inc. formerly known as Lauren Holdco Inc., an Ohio corporation and parent of the Edgetech Entities (Holdco), pursuant to the terms and conditions of the previously filed Agreement

QUANEX BUILDING PRODUCTS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

and Plan of Merger (the Merger Agreement), dated as of January 31, 2011, among the Company, QSB, Lauren International Ltd. fka Lauren International Inc., a privately-held Ohio corporation (Lauren), Holdco and Kevin E. Gray, as agent for the shareholders of Holdco (Agent). Holdco is now the Company’s wholly-owned subsidiary. As consideration for the acquisition of all of the issued and outstanding capital shares of Holdco, Quanex paid $104.4 million in cash, net of $0.8 million of cash acquired. Of the cash paid, $7.0 million was placed into an escrow fund to satisfy certain indemnity obligations under the Merger Agreement. Additionally, Quanex is responsible for the tax liability resulting from the pre-closing reorganization of Lauren and its subsidiaries limited to $3.5 million, of which $2.8 million was paid during fiscal 2011.

Edgetech is being integrated into the Engineered Products segment. The acquisition of Edgetech complements Quanex’s ongoing efforts to provide its customers with the broadest range of high quality components, products, systems and services the fenestration industry has to offer. The vast majority of windows manufactured today feature double or triple pane insulating glass, and with window production set to rise as the housing and R&R markets recover, Quanex believes that the long-term outlook for the business is excellent. The acquisition of Edgetech allows the Company to better serve its growing base of national and regional customers and further accelerate its international growth as Edgetech has a solid market presence overseas.

The Edgetech acquisition is being accounted for as a business combination using the acquisition method of accounting under which the total purchase price consideration is allocated to assets and liabilities assumed based upon their fair values. Fair value measurements have been applied based on assumptions that market participants would use in the pricing of the asset or liability. The excess of the purchase price over the amounts assigned to tangible or intangible assets acquired and liabilities assumed is recognized as goodwill. The following table summarizes the fair values assigned to the assets and liabilities acquired as of the March 31, 2011 acquisition date:

As of Date of Opening Balance Sheet

(In thousands)
Current assets:
Cash and equivalents	$828
Accounts receivable	9,181
Inventories	10,123
Prepaid and other current assets	2,023

Total current assets	22,155
Property, plant and equipment	21,086
Goodwill	44,623
Intangible assets	48,750
Other assets	1,377

Total assets	$137,991

Current liabilities:
Accounts payable	$6,905
Accrued laibilities	1,315
Income taxes payable	3,780
Deferred income taxes	322
Current maturities of long-term debt	24

Total current liabilities	12,346
Long-term debt	40
Deferred income taxes	20,374

Total liabilities	32,760
Investment	105,231

Total liabilities and equity	$137,991

QUANEX BUILDING PRODUCTS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The purchase price allocation resulted in goodwill of $44.6 million, which is not deductible for income tax purposes. Goodwill consists of the excess of the purchase price over the fair value of the acquired assets and represents the estimated economic value attributable to future operations. The other intangible assets are being amortized over periods which reflect the pattern in which the economic benefits of the assets are expected to be realized. Specifically, the trademarks and trade names are being amortized over an average estimated useful life of 7 years, patents and other developed technology is being amortized over an average life of 10 years and customer relationships are being amortized over an average of 11 years. The weighted average useful life of intangible assets, excluding goodwill, created as a result of the acquisition is 10 years. No residual value is estimated for the intangible assets. While the Company uses its best estimates and assumptions as part of the purchase price allocation process to value assets acquired and liabilities assumed at the acquisition date, the purchase price allocation could change during the measurement period (not to exceed one year) if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of additional assets and liabilities as of that date.

The Company recorded $2.5 million of transaction-related costs in connection with the Edgetech acquisition within Selling, general and administrative expense in its Consolidated Statement of Income during the year ended October 31, 2011.

The Consolidated Statements of Income for the year ended October 31, 2011, include seven months of financial results of Edgetech. For the seven months ended October 31, 2011, Edgetech net sales and operating loss are $53.4 million and $0.3 million, respectively. In connection with applying the provisions of purchase accounting to state inventory at fair value, the Company increased Edgetech’s inventory value by $2.0 million, which negatively impacts Quanex’s Cost of sales following the acquisition. The Edgetech results were negatively impacted by $1.9 million of additional non-cash Cost of goods sold during the year ended October 31, 2011 due to the increased value of inventory sold from applying purchase accounting to the Edgetech inventory acquired. Additionally, Edgetech results include $3.0 million in amortization expense from the acquired intangibles for the year ended October 31, 2011.

The following table provides unaudited pro forma consolidated results of operations for the combined entity for year ended October 31, 2011 and 2010 as if Edgetech had been acquired as of the first day of the Company’s fiscal 2010 period.

	Unaudited Pro forma
	Year Ended October 31,
	2011	2010
	(In thousands, except per share amounts)
Net sales	$878,291	$872,691
Operating income (loss)	20,530	33,706
Income (loss) from continuing operations	$11,496	$21,256
Diluted earnings (loss) per common share from continuing operations	$0.31	$0.56

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

QUANEX BUILDING PRODUCTS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

•

Additional cost of goods sold of $2.0 million in the year ended October 31, 2010 to reflect the increased value of inventory sold as a result of applying purchase accounting, and a partially offsetting benefit in cost of goods sold of $1.8 million in the year ended October 31, 2011;

•

Additional expense of $2.5 million in the year ended October 31, 2010 to reflect the transaction-related costs incurred, and an offsetting reduction of expense of $2.5 million in the year ended October 31, 2011;

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

Goodwill

All of the Company’s goodwill is recorded on the Engineered Products segment. The changes in the carrying amount of goodwill for the years ended October 31, 2011 and 2010 are as follows (in thousands):

Engineered Products Goodwill
Balance at October 31, 2009	$25,189
Other	—

Balance at October 31, 2010	$25,189
Acquisition	44,623
Foreign currency translation adjustment	(380)

Balance at October 31, 2011	$69,432

Under ASC 350, goodwill is no longer amortized, but is reviewed for impairment annually or more frequently if certain indicators arise. The Company elected to make August 31 the annual impairment assessment date for goodwill.

QUANEX BUILDING PRODUCTS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

In accordance with ASC Topic 350, “Goodwill and Other Intangible Assets,” a detailed determination of the fair value of the reporting unit may be carried forward from one year to the next if all of the following conditions are met: a) assets and liabilities that make up the reporting unit have not changed since the most recent fair value determination (August 31, 2009 valuations used for fiscal 2010 fair values), b) the most recent fair value determination resulted in an amount that exceeded the carrying amount of the reporting unit by a substantial margin, c) based on analysis of events that have occurred and circumstances that have changed since the most recent fair value determination, the likelihood that a current fair value determination would be less than the current carrying amount of the reporting unit is remote. Based on the Company’s analysis of the above criteria, the Company carried forward the fiscal 2009 detailed determination of the fair value of its reporting units to fiscal 2010. As the fair value of the reporting units exceeded their respective carrying amount, no impairment of goodwill was incurred at August 31, 2010.

The August 31, 2011 review of goodwill indicated that goodwill was not impaired. As a result of the first step of this annual goodwill impairment analysis, the fair value of each reporting unit exceeded its carrying value. Therefore, the second step was not necessary.

Acquired Intangible Assets

Intangible assets consist of the following (in thousands):

	As of October 31, 2011		As of October 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Patents and other technology	$25,300	$(7,552)	$11,560	$(6,175)
Trademarks and trade names	44,857	(11,540)	33,530	(9,156)
Customer relationships	44,260	(8,588)	21,200	(6,291)
Other	1,392	(186)	—	—

Total	$115,809	$(27,866)	$66,290	$(21,622)

The intangible assets are being amortized over the period they are expected to contribute to the future cash flows of the Company. No residual value is estimated for the intangible assets.

QUANEX BUILDING PRODUCTS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Based on a combination of factors, including additional declines in housing start projections and further deterioration of the overall market conditions in the building products industry, the Company determined that there were events and circumstances during the first quarter of 2009 that could indicate that its carrying amount of intangible assets may not be recoverable. Accordingly, intangible assets were tested for recoverability during the three months ended January 31, 2009. The carrying amount of an intangible asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the intangible asset. If the carrying amount is not recoverable, the impairment loss is measured as the amount by which the carrying amount of the intangible exceeds its fair value. An impairment loss of $11.9 million was recognized during the three months ended January 31, 2009 on certain Engineered Products’ trademarks, trade names and patents whose carrying amount was not recoverable and whose carrying amount exceeded fair value. Fair value was determined by the relief from royalty approach which is a variation of the income approach. The intangible asset impairment charge is included in Asset impairment charges in the accompanying Consolidated Statements of Income. Since this intangible impairment charge is non-cash, it does not affect liquidity or financial covenants. No material impairment charges were recorded in 2011 or 2010.

The aggregate amortization expense for intangibles for the years ended October 31, 2011, 2010, and 2009 is $6.3 million, $3.1 million and $3.2 million, respectively. Estimated amortization expense for the next five years for existing intangibles follows (in thousands):

Fiscal Years Ending October 31,	Estimated Amortization
2012	8,390
2013	8,337
2014	8,213
2015	8,074
2016	7,833

5.	Earnings per Share

The computational components of basic and diluted earnings per share from continuing operations for fiscal 2011 and 2010 are below (shares and dollars in thousands except per share amounts). As discussed below, fiscal 2009 basic and diluted earnings per share from continuing operations are identical as the Company reported a loss from continuing operations.

	For the Year Ended October 31, 2011
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic earnings and earnings per share	$9,078	37,007	$0.24

Effect of dilutive securities:
Common stock equivalents arising from stock options	—	328
Restricted stock	—	202

Diluted earnings and earnings per share	$9,078	37,537	$0.24

QUANEX BUILDING PRODUCTS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	For the Year Ended October 31, 2010
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic earnings and earnings per share	$24,201	37,220	$0.65

Effect of dilutive securities:
Common stock equivalents arising from stock options	—	261
Restricted stock	—	190

Diluted earnings and earnings per share	$24,201	37,671	$0.64

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

For the years ended October 31, 2011 and 2010, the Company had 0.7 million and 0.3 million of stock options, respectively, that are potentially dilutive in future earnings per share calculations. Such dilution will be dependent on the excess of the market price of the Company’s stock over the exercise price and other components of the treasury stock method.

6.	Inventories

Inventories consist of the following:

	October 31,
	2011	2010
	(In thousands)
Raw materials	$27,862	$18,823
Finished goods and work in process	24,988	23,756
Supplies and other	2,992	2,621

Total	$55,842	$45,200

The values of inventories are based on the following accounting methods:

	October 31,
	2011	2010
	(In thousands)
LIFO	$18,782	$20,122
FIFO	37,060	25,078

Total	$55,842	$45,200

With respect to inventories valued using the LIFO method, replacement cost exceeded the LIFO value by approximately $12.3 million and $10.1 million at October 31, 2011 and 2010, respectively. During fiscal 2011 and fiscal 2010, there were LIFO liquidations that resulted in a reduction of the LIFO reserve (credit to cost of

QUANEX BUILDING PRODUCTS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

sales) of approximately $0.9 million and $1.2 million, respectively. The LIFO liquidations increased the amount of income recognized in the respective years compared to what would have been recognized had there been no liquidations.

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

7.	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	October 31,
	2011	2010
	(In thousands)
Land and land improvements	$9,608	$9,827
Buildings and building improvements	71,170	68,276
Machinery and equipment	374,733	344,996
Construction in progress	14,983	11,420

Property, plant and equipment, gross	470,494	434,519
Less: accumulated depreciation and amortization	(312,285)	(299,002)

Property, plant and equipment, net	$158,209	$135,517

Depreciation expense for the years ended October 31, 2011, 2010, and 2009 was $27.6 million, $25.1 million, and $29.2 million, respectively. The Company recorded asset impairment charges for its real property during the fourth quarter of fiscal 2011 of $1.6 million related to its plan to consolidate its insulating glass operations. See Note 20 for additional information. The Company had commitments for the purchase or construction of capital assets amounting to approximately $6.4 million at October 31, 2011.

QUANEX BUILDING PRODUCTS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.	Accrued Liabilities

Accrued liabilities consist of the following:

	October 31,
	2011	2010
	(In thousands)
Payroll, payroll taxes and employee benefits	$13,877	$22,312
Accrued insurance and workers compensation	6,337	3,977
Sales allowances	3,572	3,975
Accrued capital expenditures	2,576	3,621
Deferred revenue	2,593	3,005
Environmental	1,965	1,564
Warranties	1,671	968
Audit, legal, and other miscellaneous professional fees	1,380	738
Accrued rent	1,267	875
Other	2,820	2,412

Accrued liabilities	$38,058	$43,447

9.	Income Taxes

Income taxes are provided on taxable income at the statutory rates applicable to such income.

Components of income taxes excluding discontinued operations are as follows:

	Years Ended October 31,
	2011	2010	2009
Income / (loss) from continuing operations before income taxes (in thousands)
U.S.	$17,610	$39,602	$(178,924)
Non-U.S.	(2,095)	(100)	(221)

Total	$15,515	$39,502	$(179,145)

	Years Ended October 31,
	2011	2010	2009
Income tax (benefit) expense (in thousands)
Current
Federal	$1,949	$2,729	$413
State and local	390	386	197
Non-U.S.	737	(108)	(67)

Total current	3,076	3,007	543
Deferred
Federal	3,964	10,806	(37,680)
State and local	596	1,450	(5,882)
Non-U.S.	(1,199)	38	(47)

Total deferred	3,361	12,294	(43,609)

Total	$6,437	$15,301	$(43,066)

QUANEX BUILDING PRODUCTS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Years Ended October 31,
	2011	2010	2009
Reconciliation of effective tax rate
U.S. tax at statutory rate	35.0%	35.0%	35.0%
State and local income tax	4.4	3.0	2.0
Non-U.S. income tax	1.1	—	—
Goodwill and intangibles	—	—	(13.3)
Transaction costs	4.7	—	—
General business credits	(2.6)	—	—
Other	(1.1)	0.7	0.3

Effective tax rate	41.5%	38.7%	24.0%

Prepaid and other current assets on the Consolidated Balance Sheets include an income tax receivable of $0.2 million and $2.6 million as of October 31, 2011 and 2010, respectively.

The non-current deferred income taxes asset balance decreased from $30.6 million as of October 31, 2010 to $7.7 million as of October 31, 2011. This large decrease primarily relates to the non-current deferred income tax liability established in the Edgetech acquisition.

Significant components of the Company’s net deferred tax assets are as follows:

	October 31,
	2011	2010
	(In thousands)
Deferred tax assets:
Employee benefit obligations	$11,224	$11,152
Goodwill and intangibles	6,580	28,003
Accrued liabilities and reserves	4,122	2,317
Pension and other benefit obligations	3,694	1,946
Inventory	3,277	3,254
Loss and tax credit carry forwards	2,505	1,489
Property, plant and equipment	—	4,958
Other	373	279

Total deferred tax assets	31,775	53,398

Deferred tax liabilities:
Property, plant and equipment	2,256	—

Net deferred tax assets	$29,519	$53,398

Deferred income tax assets, non-current	$18,299	$42,851
Deferred income tax assets, current	11,220	10,547

Net deferred tax assets	$29,519	$53,398

Operating loss carry forwards for tax purposes were $21.5 million at October 31, 2011. Most of these losses begin to expire in 2025. Tax credits available to offset future tax liabilities are $0.5 million and are expected to be utilized within the next twelve months. Tax benefits of operating losses and tax credit carry forwards are evaluated on an ongoing basis, including a review of historical and projected future operation results, the eligible carry forward period and other circumstances.

QUANEX BUILDING PRODUCTS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A reconciliation of the change in the unrecognized income tax benefit balance from November 1, 2008 to October 31, 2011 is as follows (in thousands):

	Accrued Interest and Penalties	Unrecognized Income Tax Benefits
Balance at November 1, 2008	$43	$16,999
Additions for tax positions related to the current year	—	9
Additions for tax positions related to the prior year	166	1,324

Balance at October 31, 2009	$209	$18,332

Additions for tax positions related to the current year	—	13
Additions for tax positions related to the prior year	227	270

Balance at October 31, 2010	$436	$18,615

Additions for tax positions related to the current year	—	13
Additions for tax positions related to the prior year	301	414

Balance at October 31, 2011	$737	$19,042

The Company’s unrecognized tax benefit (UTB) is related to the Separation as discussed in Note 1 and state tax items regarding the interpretations of tax laws and regulations. The total UTB as of October 31, 2011 is $19.0 million. Of this, $8.4 million is recorded in Liability for uncertain tax positions and $10.6 million is recorded in Deferred income taxes (non-current assets). The UTB includes $1.1 million for which the disallowance of such items would not affect the annual effective tax rate. As of October 31, 2010 the total UTB was $18.6 million with $6.3 million recorded in Liabilities for uncertain tax positions and $12.3 million recorded in Deferred income taxes (non-current assets). For the years ended October 31, 2011 and 2010, the Company recognized $0.3 million and $0.2 million, respectively in interest and penalties, which are reported as Income tax expense in the Consolidated Statements of Income consistent with past practice.

The Company and its subsidiaries file income tax returns in the U.S. federal and various state jurisdictions as well as in the U.K., Germany and Canada. The Company is not currently under a tax examination, but in certain jurisdictions the statute of limitations has not yet expired. The Company generally remains subject to examination of its U.S. federal income tax returns for 2008 and subsequent years. The Company generally remains subject to examination of its various state income tax returns for a period of four to five years from the date the return was filed. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the state of the federal change.

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

QUANEX BUILDING PRODUCTS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.	Long-Term Debt and Capital Lease Obligations

Long-term debt consists of the following:

	October 31,
	2011	2010
	(In thousands)
Revolving Credit Facility	$—	$—
City of Richmond, Kentucky Industrial Building Revenue Bonds	900	1,000
Scott County, Iowa Industrial Waste Recycling Revenue Bonds	600	800
Capital lease obligations and other	166	143

Total debt	$1,666	$1,943
Less maturities due within one year included in current liabilities	352	327

Long-term debt	$1,314	$1,616

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

As of October 31, 2011, the Company had no borrowings under the Credit Facility, and the Company was in compliance with all Credit Facility financial covenants. The availability under the Credit Facility is a function of both the facility amount utilized and meeting covenant requirements. Although there were no borrowings on the Credit Facility and only $5.2 million of outstanding letters of credit under the Credit Facility, the aggregate availability under the Credit Facility was limited by the Consolidated Leverage Ratio resulting in an availability of $188.3 million at October 31, 2011.

Other Debt Instruments

The City of Richmond, Kentucky Industrial Building Revenue Bonds were obtained as part of the acquisition of Mikron. These bonds are due in annual installments through October 2020. Interest is payable monthly at a variable rate. The average rate during fiscal 2011 and fiscal 2010 was 0.6% and 0.4%, respectively. These bonds are secured by the land, building and certain equipment of the Mikron East facility located in Richmond, Kentucky. In addition, a $0.9 million letter of credit under the Credit Facility serves as a conduit for making the scheduled payments.

QUANEX BUILDING PRODUCTS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In June 1999, the Company borrowed $3.0 million through Scott County, Iowa Variable Rate Demand Industrial Waste Recycling Revenue Bonds Series 1999. The bonds require 15 annual principal payments of $200,000 beginning on July 1, 2000. The variable interest rate is established by the remarketing agent based on the lowest weekly rate of interest that would permit the sale of the bonds at par, on the basis of prevailing financial market conditions. Interest is payable on the first business day of each calendar month. Interest rates on these bonds during fiscal 2011 have ranged from 0.3% to 0.8%. These bonds are secured by a Letter of Credit.

Additional Debt Disclosures

The Company’s consolidated debt had a weighted average interest rate of 1.2% and 1.2% as of October 31, 2011 and October 31, 2010, respectively. Approximately 90% and 93% of the total debt had a variable interest rate at October 31, 2011 and 2010, respectively. As of October 31, 2011 and 2010, the Company’s debt of $1.7 million and $1.9 million approximates fair value as nearly all the Company’s debt is at a variable interest rate. As of October 31, 2011, the Company has $6.2 million in letters of credit, of which $5.2 million in letters of credit fall under the Credit Facility sublimit.

Aggregate maturities of long-term debt at October 31, 2011, are as follows (in thousands):

2012	$352
2013	353
2014	325
2015	108
2016	108
Thereafter	420

Total	$1,666

11.	Retirement Plans

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

QUANEX BUILDING PRODUCTS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

the Medicare benefit. Management has concluded that the Company’s plans are at least “actuarially equivalent” to the Medicare benefit. The Company has not included the federal subsidy from the Act for those eligible. The impact to net periodic benefit cost and to benefits paid did not have a material impact on the Consolidated Financial Statements.

Funded Status and Net Periodic Benefit Cost

The funded status of the defined benefit pension plan at the respective year-ends was as follows:

	October 31,
	2011	2010
	(In thousands)
Change in Benefit Obligation
Benefit obligation at beginning of year(1)	$15,615	$13,026
Service cost	3,794	3,357
Interest cost	795	661
Actuarial loss (gain)	1,760	(284)
Benefits paid	(994)	(726)
Administrative expenses	(308)	(419)

Benefit obligation at end of year(1)	$20,662	$15,615

Change in Plan Assets
Fair value of plan assets at beginning of year	$12,950	$7,287
Actual return on plan assets	474	1,468
Employer contributions	1,882	5,340
Benefits paid	(994)	(726)
Administrative expenses	(308)	(419)

Fair value of plan assets at end of year	$14,004	$12,950

Funded Status	$(6,658)	$(2,665)

(1)	The benefit obligation is the projected benefit obligation.

	October 31,
	2011	2010
	(In thousands)
Amounts Recognized in the Consolidated Balance Sheet:
Other liabilities	$(6,658)	$(2,665)

Net amount recognized	$(6,658)	$(2,665)

	October 31,
	2011	2010
	(In thousands)
Amounts Recognized in Accumulated Other Comprehensive Income (pretax):
Net actuarial (gain) loss	$4,837	$2,700
Net prior service cost (credit)	—	—
Net transition obligation (asset)	—	—

Total	$4,837	$2,700

QUANEX BUILDING PRODUCTS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The accumulated benefit obligation is the present value of pension benefits (whether vested or unvested) attributed to employee service rendered before the measurement date and based on employee service and compensation prior to that date. The accumulated benefit obligation differs from the projected benefit obligation in that it includes no assumption about future compensation levels. The accumulated benefit obligations of the

Company’s pension plans as of the measurement dates in 2011 and 2010 were $19.4 million and $14.8 million, respectively. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were:

	October 31,
	2011	2010
	(In thousands)
Projected benefit obligation	$20,662	$15,615
Accumulated benefit obligation	19,395	14,829
Fair value of plan assets	14,004	12,950

The net periodic benefit cost and other changes in plan assets and benefit obligations recognized in other comprehensive loss (income) (pretax) for the years ended October 31, 2011, 2010 and 2009 were:

	October 31,
	2011	2010	2009
	(In thousands)
Net Periodic Benefit Cost:
Service cost	$3,794	$3,357	$2,815
Interest cost	795	661	563
Expected return on plan assets	(986)	(754)	(407)
Amortization of net loss	134	146	—

Net periodic benefit cost	$3,737	$3,410	$2,971

Other changes in plan assets and benefit obligations recognized in other comprehensive loss (income) (pretax):
Net loss (gain) arising during the period	$2,271	$(998)	$3,651
Prior service cost (credit) arising during the period	—	—	—
Amortization of gain (loss)	(134)	(146)	—
Amortization of prior service (cost) credit	—	—	—

Total recognized in other comprehensive loss (income)	$2,137	$(1,144)	$3,651

Total recognized in net periodic benefit cost and other comprehensive loss (income)	$5,874	$2,266	$6,622

The increase in net pension cost from 2010 to 2011 is primarily attributable to a decrease in the discount rate which effectively increases pension costs and an increase in participants from the Edgetech acquisition. The increase in net pension cost from 2009 to 2010 is primarily attributable to a decrease in the discount rate which effectively increases pension costs.

The amount of prior service cost and net actuarial loss for the defined benefit pension plans that is expected to be amortized from accumulated other comprehensive income and reported as a component of net periodic benefit cost during fiscal 2011 is $0 and $218 thousand, respectively.

QUANEX BUILDING PRODUCTS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Measurement Date and Assumptions

The Company uses an October 31 measurement date for its defined benefit plans. The Company generally determines its actuarial assumptions on an annual basis. The assumptions for the pension benefit calculations for the years ended October 31, are as follows:

	Pension Benefits
	October 31,
	2011	2010	2009
Weighted average assumptions to determine benefit obligation at year-end:
Discount rate	4.40%	5.15%	5.65%
Rate of compensation increase	4.00%	4.00%	4.00%
Weighted average assumptions to determine net periodic benefit costs:
Discount rate	5.15%	5.65%	8.34%
Expected return on plan assets	7.25%	8.00%	8.00%
Rate of compensation increase	4.00%	4.00%	4.00%

The discount rate is used to calculate the present value of the projected benefit obligation for pension benefits. The rate reflects the rate at which benefits could be effectively settled on the measurement date. For 2011, 2010 and 2009, the Company determined its discount rate based on a pension discount curve; and the rate represents the single rate that, if applied to every year of projected benefits payments, would result in the same discounted value as the array of rates that comprise the pension discount curve.

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

Plan Assets

The Company’s target allocation for the year ending October 31, 2011 and actual asset allocation by asset category and fair value measurements as of October 31, 2011 and 2010 are as follows:

		Actual Allocation at October 31,
	Target Allocation	2011	2010
Equity securities	60.0%	59.0%	60.0%
Fixed income	40.0%	41.0%	40.0%

QUANEX BUILDING PRODUCTS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Fair Value Measurements at October 31,
	2011	2010
	(In thousands)
Large capitalization	$4,426	$4,356
Small capitalization	1,679	1,830
International equity	1,499	1,584
Other	592	—

Equity securities	$8,196	$7,770
High-quality core bond	$2,807	$2,561
High-quality government bond	1,434	1,297
High-yield bond	1,463	1,312

Fixed income	$5,704	$5,170

Total Securities(1)	$13,900	$12,940

(1)	Quoted fair value prices are as of October 31, 2011 and 2010 and are quoted prices in active markets for identical assets (Level 1).

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

Expected Benefit Payments and Funding

The Company’s pension funding policy generally has been to make the minimum annual contributions required by applicable regulations while considering targeted funded percentages. In fiscal 2010, the Company decided to modify its funding strategy and accelerate contributions to target a 100% funding threshold. Additionally, the Company will consider funding fiscal year requirements early in the fiscal year to potentially maximize returns on assets. During the third quarter 2010, the Company contributed $2.7 million in addition to minimum funding requirements to achieve a 100% funded threshold. In fiscal 2011 and 2010, the Company made total pension contributions of $1.9 million and $5.3 million, respectively.

During fiscal 2012, the Company expects to contribute approximately $4.2 million to the pension plan to reach targeted funding levels and meet minimum contribution requirements. For the pension benefit plan, this is comprised of expected contributions to the plan. Expected contributions are dependent on many variables, including the variability of the market value of the assets as compared to the obligation and other market or regulatory conditions. In addition, the Company takes into consideration its business investment opportunities and resulting cash requirements. Accordingly, actual funding may differ greatly from current estimates.

QUANEX BUILDING PRODUCTS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Total benefit payments expected to be paid to participants, which include payments funded from the Company’s assets, as discussed above, as well as payments paid from the plan are as follows:

Years Ended October 31,	Pension Benefits
(In thousands)
2012	983
2013	1,202
2014	1,627
2015	1,571
2016	1,823
2017 – 2021	13,497

Postretirement Benefit Plan

The Company provides certain healthcare and life insurance benefits for a small number of eligible retired employees employed prior to January 1, 1993. Certain employees may become eligible for those benefits if they reach normal retirement age while working for the Company. The Company continues to fund benefit costs on a pay-as-you-go basis. At October 31, 2011, the Company had a total liability of $1.2 million of which $0.1 million was recorded in Accrued liabilities and $1.1 million was recorded in Deferred pension and postretirement benefits on the Consolidated Balance Sheets. At October 31, 2010, the Company had a total liability of $1.1 million of which $0.1 million was recorded in Accrued liabilities and $1.0 million was recorded in Deferred pension and postretirement benefits on the Consolidated Balance Sheets.

Defined Contribution Plans

The Company also has defined contribution plans to which both employees and the Company make contributions. Effective April 1, 2009, the Company temporarily suspended its matching contributions to the Quanex Building Products Salaried and Non-Union Employee 401(k) Plan as part of its efforts to reduce controllable spending. Effective February 1, 2010, these matching contributions were reinstated. The Company matches 50% up to the first 5% of employee deferrals. The Company contributed approximately $3.1 million, $2.2 million and $1.1 million to these plans in fiscal 2011, 2010 and 2009, respectively. The increase in contributions from 2010 to 2011 primarily resulted from a full year of Company matching contributions in 2011 and an increase in plan participants from acquisitions. The increase in contributions from 2009 to 2010 primarily resulted from the Company reinstating its matching contributions effective February 1, 2010. No shares of the Company’s common stock were held by the Company’s defined contribution plan as of October 31, 2011 and 2010 as Company stock is no longer an investment option offered under the Plan.

Other

Quanex has a Supplemental Benefit Plan covering certain key officers of the Company. Earned vested benefits under the Supplemental Benefit Plan were approximately $1.8 million, $1.1 million and $0.7 million at October 31, 2011, 2010 and 2009, respectively. The entire October 31, 2011 and 2010 balance is recorded as part of Other (non-current) liabilities. The Company also has a non-qualified Deferred Compensation Plan covering members of the Board of Directors and certain key employees of the Company. The estimated market values of the Deferred Compensation Plan as of October 31, 2011, 2010 and 2009, respectively were approximately $5.9 million, $5.0 million and $5.2 million.

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

Quanex has two reportable segments: Engineered Products and Aluminum Sheet Products. The Engineered Products segment produces engineered products and components primarily serving the window and door industry, while the Aluminum Sheet Products segment produces common alloy mill finished and coated aluminum sheet serving the broader building and construction markets, as well as other capital goods and transportation markets. The main market drivers of the two segments are residential housing starts and residential repair and remodel (R&R) expenditures.

For financial reporting purposes four of the Company’s five operating segments, Homeshield, Truseal Edgetech, and Mikron, have been aggregated primarily based on similar economic characteristics, products, services and processes into the Engineered Products reportable segment. The remaining operating segment, Nichols Aluminum, is reported as a separate reportable segment, Aluminum Sheet Products. The financial performance of the operations is based upon operating income.

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

QUANEX BUILDING PRODUCTS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the years ended October 31, 2011 and 2010, no one customer represented 10% or more of the consolidated net sales of the Company. For the year ended October 31, 2009, one customer, Andersen Corporation, represented $62.7 million or 11% of the consolidated net sales of the Company. Both of the Company’s segments make sales to Andersen Corporation. Following is selected segment information.

	For the Years Ended October 31,
	2011	2010	2009
	(In thousands)
Net Sales:
Engineered Products	$420,258	$361,062	$323,319
Aluminum Sheet Products	440,495	449,529	273,728
Intersegment Eliminations	(12,459)	(12,277)	(12,037)

Consolidated	$848,294	$798,314	$585,010

Depreciation and Amortization:
Engineered Products	25,232	19,760	23,365
Aluminum Sheet Products	8,542	8,334	8,954
Corporate & Other	158	120	134

Consolidated	$33,932	$28,214	$32,453

Operating Income (Loss)(3):
Engineered Products	30,293	34,278	(140,378)
Aluminum Sheet Products	17,115	30,223	(26,416)
Corporate & Other	(30,930)	(27,204)	(12,304)

Consolidated	$16,478	$37,297	$(179,098)

Capital Expenditures:
Engineered Products	11,248	9,789	8,025
Aluminum Sheet Products	8,749	4,806	7,523
Corporate & Other	5,315	125	148

Consolidated	$25,312	$14,720	$15,696

Identifiable Assets:
Engineered Products(4)	389,889	258,919	273,252
Aluminum Sheet Products	132,161	152,113	138,615
Corporate, Intersegment Eliminations & Other(1)	62,879	179,756	129,977
Discontinued Operations(2)	—	462	1,756

Consolidated	$584,929	$591,250	$543,600

(1)	Decrease in Corporate, Intersegment Eliminations & Other identifiable assets are primarily attributable to cash paid of $110.8 million for the Edgetech and Yakima acquisitions.
(2)	In 2010, management closed its start-up facility in China; therefore, the China assets are included in discontinued operations for all periods presented.
(3)

In fiscal 2011, Engineered Products recorded asset impairment charges of $1.8 million. As more fully described in Note 4, in fiscal 2009, the Company recorded a non-cash goodwill impairment charge of $170.7 million. Engineered Products recorded $150.3 million, and Aluminum Sheet Products recorded $20.4 million of the goodwill impairment charge. Additionally, Engineered Products recorded an intangible impairment charge of $11.9 million in fiscal 2009.

(4)	Increase in Engineered Products identifiable assets are primarily attributable to the Edgetech acquisition on March 31, 2011. See Note 3 for discussion of the acquisition.

QUANEX BUILDING PRODUCTS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Net Sales by Product Information

Reportable segment net sales separately reflect revenues for each group of similar products. The Engineered Products segment sells window and door components and the Aluminum Sheet Products segment sells aluminum sheet products.

Geographic Information

Operations of the Company and all long-lived assets are located in the United States, U.K. and Germany. Net sales by geographic region are attributed to countries based on the location of the customer and are as follows:

	Years Ended October 31,
	2011	2010	2009
	(In thousands)
Net sales
United States	$696,335	$691,508	$514,949

Mexico	12,105	12,277	6,519
Canada	83,570	67,856	42,246
Asian countries	19,181	15,810	13,758
European countries	35,003	10,048	7,210
Other foreign countries	2,100	815	328

Total foreign	151,959	106,806	70,061

Total net sales	$848,294	$798,314	$585,010

	Years Ended October 31,
	2011	2010	2009
		(In thousands)
Long-lived assets, net
United States	$261,443	$205,374	$213,834

U.K.	14,243	—	—
Germany	39,898	—	—

Total foreign	54,141	—	—

Total long-lived assets, net	$315,584	$205,374	$213,834

13.	Stockholders’ Equity

The Company’s authorized capital stock consists of 125,000,000 shares of Common Stock, par value $0.01 per share, and 1,000,000 shares of Preferred Stock, no par value, as of October 31, 2011. As of October 31, 2011 and 2010, there were no shares of Preferred Stock issued or outstanding.

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

QUANEX BUILDING PRODUCTS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of October 31, 2010, the number of shares in treasury stock was 351,626. During the year ended October 31, 2011, the Company purchased 750,000 shares at a cost of $10.1 million partially offset by shares issued for stock option exercises and restricted stock grants for a net increase to the number of shares in treasury stock to 1,035,288 as of October 31, 2011. Since inception of the program, Quanex has purchased 1,000,000 shares through October 31, 2011. The remaining shares authorized for repurchase in the program was 1,000,000 as of October 31, 2011.

14.	Stock-Based Compensation

Effective with the Separation on April 23, 2008, the Company established the Quanex Building Products Corporation 2008 Omnibus Incentive Plan (the 2008 Plan). The 2008 Plan provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units (RSUs), performance stock awards, performance unit awards, annual incentive awards, other stock-based awards and cash-based awards. The 2008 Plan is administered by the Compensation and Management Development Committee of the Board of Directors and allows for immediate, graded or cliff vesting options, but options must be exercised no later than ten years from the date of grant. The aggregate number of shares of common stock originally authorized for grant under the 2008 Plan was 2,900,000. At the Company’s annual shareholder meeting in February 2011, the shareholders approved an amendment which increased the aggregate number of shares available for grant under the 2008 Plan by an additional 2,400,000 shares. Any officer, key employee and / or non-employee director of the Company or any of its affiliates is eligible for awards under the 2008 Plan. The initial awards granted under the 2008 Plan were on April 23, 2008; service is the vesting condition. All Quanex Corporation unvested stock options and restricted shares vested as set forth in the Separation related agreements prior to the completion of the Separation on April 23, 2008, and all such Quanex Corporation stock-based compensation awards were settled effective with the Separation.

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

The Company’s stock-based compensation is related to the Company’s stock awards governed by the 2008 Plan. Stock-based compensation recorded in Selling, general and administrative expense for the years ended October 31, 2011, 2010 and 2009 was as follows:

	Years Ended October 31,
	2011	2010	2009
	(In thousands)
Stock option expense	$3,166	$2,812	$1,912
Restricted stock amortization	1,537	1,393	1,271
Restricted stock units	149	251	246

Total pretax stock-based compensation expense included in income from continuing operations	$4,852	$4,456	$3,429

Income tax benefit related to stock-based compensation included in net income	$2,003	$1,724	$1,313

QUANEX BUILDING PRODUCTS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company has not capitalized any stock-based compensation cost as part of inventory or fixed assets during the years ended October 31, 2011, 2010 and 2009. Cash proceeds from stock option exercises and the related tax benefits are a component of financing cash flows from continuing operations. Cash received from stock option exercises for the year ended October 31, 2011 was $0.9 million. The actual tax benefit realized for the tax deductions from stock option exercises and lapses on restricted stock totaled $0.2 million. Cash received from stock option exercises for the year ended October 31, 2010 was $0.4 million. The actual tax benefit realized for the tax deductions from stock option exercises and lapses on restricted stock totaled $0.1 million. There were no stock option exercises as of October 31, 2009.

Stock Options

The Company uses the Black-Scholes-Merton option-pricing model to estimate the fair value of its stock options. A description of the methodology for the valuation assumption follows:

•

Expected Volatility –For the 2011, 2010 and 2009 grants, expected volatility was determined based on the historical data available for peer companies as Quanex Building Products Corporation is a new company with no historical price data available. The expected volatility assumption is adjusted if future volatility is expected to vary from historical experience.

•

Expected Term - The expected term of options represents the period of time that options granted are expected to be outstanding and falls between the option’s vesting and contractual expiration dates. Quanex Building Products Corporation is a new company with no company specific exercise behavior available. Accordingly, for the 2011, 2010 and 2009 grants, expected term was determined based on historical data from Quanex Corporation considering that Quanex Corporation’s employee group was the most similar to Quanex Building Products Corporation’s employee group. Separate groups of employees that have similar historical exercise behavior are considered separately. Accordingly, the expected term range given below results from certain groups of employees exhibiting different behavior.

•	Risk-Free Rate - The risk-free rate is based on the yield at the date of grant of a zero-coupon U.S. Treasury bond whose maturity period equals the option’s expected term.

•	Expected Dividend Yield –For the 2011, 2010, and 2009 grants, this valuation assumption was based on the expected dividend yield of Quanex Building Products Corporation.

The fair value of each option was estimated on the date of grant. The following is a summary of valuation assumptions for grants during the years ended October 31, 2011, 2010 and 2009:

	Grants During the Years Ended October 31,
Valuation assumptions	2011	2010	2009
Weighted-average expected volatility	53.0%	55.0%	47.0%
Expected term (in years)	4.9-5.1	4.9-5.1	4.9-5.1
Risk-free interest rate	1.7%	2.0%	1.6%
Expected dividend yield over expected term	1.0%	1.0%	1.0%
Weighted-average grant-date fair value per share	$7.42	$7.38	$3.21

The fluctuation in the weighted average grant-date fair value is primarily related to the Company’s stock price; for Quanex Building Products Corporation, the weighted-average market price on the date of grant was $17.13 in 2011 compared to $16.39 in 2010 and $8.24 in 2009.

QUANEX BUILDING PRODUCTS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Below is a table summarizing the stock option activity for the 2008 Plan, since October 31, 2010:

	Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000s)
Outstanding at October 31, 2010	1,724,301	$13.24
Granted	480,392	17.13
Exercised	(61,338)	14.13
Cancelled/Expired	(5,919)	14.87

Outstanding at October 31, 2011	2,137,436	14.08	7.2	$3,520

Vested or expected to vest at October 31, 2011	2,066,525	14.03	7.2	$3,430

Exercisable at October 31, 2011	1,347,917	13.46	6.6	$2,393

The total intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the years ended October 31, 2011 and 2010 were $0.3 million and $0.3 million, respectively. No options were exercised during fiscal year 2009. The total fair value of shares vested during the year ended October 31, 2011 and October 31, 2010 was $2.9 million and $2.1 million, respectively. Total unrecognized compensation cost related to stock options granted under the 2008 Plan was $2.6 million as of October 31, 2011. That cost is expected to be recognized over a weighted-average period of 1.6 years.

Restricted Stock

Under the 2008 Plan, common stock may be awarded to key employees, officers and non-employee directors. The recipient is entitled to all of the rights of a shareholder, except that during the forfeiture period the shares are nontransferable. The awards vest over a specified time period, but typically either immediately vest or cliff vest over a three-year period with service as the vesting condition. Upon issuance of stock under the plan, fair value is measured by the grant date price of the Company’s shares. This fair value is then expensed over the restricted period with a corresponding increase to additional paid-in-capital. A summary of non-vested restricted shares at October 31, 2010, and changes during the year ended October 31, 2011 follows.

	Shares	Weighted- Average Grant- Date Fair Value Per Share
Nonvested at October 31, 2010	378,616	$13.07
Granted	69,200	17.14
Vested	(166,219)	15.29
Cancelled	(25,207)	13.62

Nonvested at October 31, 2011	256,390	12.67

For the following discussion, the Separation and periods prior to the Separation include restricted stock awards awarded to former vehicular products employees whose expense is reported in discontinued operations. However, just prior to the Separation, restrictions on all outstanding restricted stock awards lapsed. Therefore, all activity post Separation would relate to the Company’s continuing operations. Restricted stock awards prior to Separation were granted under the predecessor plans as described previously. The weighted-average grant-date fair value of restricted stock granted during the years ended October 31, 2011, 2010, and 2009 was $17.14, $16.21, and $7.82, respectively. The total fair value of restricted stock vested during the years ended October 31,

QUANEX BUILDING PRODUCTS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2011, 2010, and 2009 were $2.5 million, $0.1 million, and $0.1 million, respectively. Total unrecognized compensation cost related to unamortized restricted stock awards was $1.3 million as of October 31, 2011. That cost is expected to be recognized over a weighted-average period of 1.7 years.

Restricted Stock Units

Restricted stock units (RSUs) were historically awarded to non-employee directors in lieu of restricted stock. Beginning in fiscal 2010, RSUs were awarded to key employees. RSUs are granted under the 2008 Plan. RSUs are not considered to be outstanding shares of common stock and do not have voting rights. Holders of RSUs receive cash for an equivalent amount of cash dividends paid on the underlying common stock. Upon the earlier of the date the director ceases to be a board member or a change of control or upon vesting for the employee grants, each RSU is payable in cash in an amount equal to the market value of one share of the Company’s common stock. Accordingly, the RSU liability will be adjusted to fair market value at each reporting date. The Company granted 10,278, 29,388, and 9,426 RSU awards in 2011, 2010, and 2009, respectively. The fair market value per share of the outstanding awards was $14.75 and $18.02 as of October 31, 2011 and 2010, respectively, and the aggregate amount charged to expense with respect to these awards was $0.1 million, $0.3 million, and $0.2 million in fiscal 2011, 2010, and 2009, respectively. The number of RSU awards outstanding as of October 31, 2011 and 2010 was 56,410 and 46,132, respectively.

15.	Commitments

Quanex has operating leases for certain real estate and equipment. Rental expense for the years ended October 31, 2011, 2010, and 2009 was $6.0 million, $4.8 million, and $4.8 million, respectively. Total minimum rentals to be received in the future under noncancelable subleases as of October 31, 2011 were $2.8 million. Quanex is a party to non-cancelable purchase obligations primarily for natural gas and aluminum scrap used in the manufacturing process. Amounts purchased under these purchase obligations for the years ended October 31, 2011, 2010 and 2009 were $2.8 million, $1.6 million and $17.5 million, respectively.

Future minimum payments as of October 31, 2011, by year and in the aggregate under operating leases having original non-cancelable lease terms in excess of one year and estimated non-cancellable purchase obligations with remaining terms in excess of a year as of October 31, 2011, by year and in the aggregate were as follows (in thousands):

	Operating Leases	Purchase Obligations
2012	$6,731	$3,941
2013	5,901	420
2014	5,388	24
2015	4,033	—
2016	2,621	—
Thereafter	8,089	—

Total	$32,763	$4,385

16.	Contingencies

Environmental

Quanex is subject to extensive laws and regulations concerning the discharge of materials into the environment and the remediation of chemical contamination. To satisfy such requirements, Quanex must make capital and other expenditures on an ongoing basis. The Company accrues its best estimates of its remediation

QUANEX BUILDING PRODUCTS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Total environmental reserves and corresponding recovery as of October 31, 2011 and October 31, 2010 were as follows:

	October 31, 2011	October 31, 2010
	(In thousands)
Current(1)	$1,965	$1,564
Non-current	11,221	12,027

Total environmental reserves	$13,186	$13,591

Receivable for recovery of remediation costs(2)	$12,304	$12,747

(1)	Reported in Accrued liabilities on the Consolidated Balance Sheets
(2)	Reported in Accounts receivable and Other assets on the Consolidated Balance Sheets

The Company currently is engaged in ongoing remediation activities at one of its subsidiaries, Nichols Aluminum-Alabama, LLC (NAA). NAA operates a plant in Decatur, Alabama that is subject to an Alabama Hazardous Wastes Management and Minimization Act Post-Closure Permit. Among other things, the permit requires NAA to remediate, as directed by the state, historical environmental releases of wastes and waste constituents. Consistent with the permit, NAA has undertaken various studies of site conditions and, during the first quarter of 2006, started a phased program to treat in-place free product petroleum that had been released underneath the plant. During the second quarter 2010, NAA submitted to the state the first component of its proposed workplan for implementing a site-wide remedy. The full workplan was submitted to the state during the third quarter 2010, revised during the second quarter 2011 to reflect both additional sampling data and responses to state comments, and revised again in the fourth quarter 2011 in response to another round of state comments. Based on those plans, which remain subject to further comment, revision, and state approval, the Company’s remediation reserve at NAA’s Decatur plant is $12.9 million as of October 31, 2011. Approximately $1.3 million of the October 31, 2011 reserve represents administrative costs; the balance of $11.6 million represents estimated costs for investigation, studies, cleanup, and treatment. The reserve has not been discounted. NAA was acquired through a stock purchase in which the sellers agreed to indemnify Quanex and NAA for identified environmental matters related to the business and based on conditions initially created or events initially occurring prior to the acquisition. Environmental conditions are presumed to relate to the period prior to the acquisition unless proved to relate to releases occurring entirely after closing. The limit on indemnification is $21.5 million excluding legal fees. While the Company’s current estimates indicate it will not reach this limit, changing circumstances could result in additional costs or expense that are not foreseen at this time. In accordance with the indemnification, the indemnitors paid the first $1.5 million of response costs and have been paying 90% of ongoing costs. Based on its experience to date, its estimated cleanup costs going forward, and costs incurred to date as of October 31, 2011, the Company expects to recover from the sellers’ shareholders an additional $12.3 million which has not

QUANEX BUILDING PRODUCTS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

been discounted. Of that, $11.6 million is recorded in Other assets on the Consolidated Balance Sheets, and the balance is reflected in Accounts receivable on the Consolidated Balance Sheets. The undiscounted recovery from indemnitors as of October 31, 2010 was $12.7 million.

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

Asset Retirement Obligations

The Company has asset retirement obligations at certain Engineered Products leased facilities due to leasehold improvements constructed for the Company’s manufacturing processes. Upon lease termination, the Company may be required to remove the leasehold improvements per the lease agreements. As of October 31, 2011 and 2010 the Company has asset retirement obligations for these leasehold improvements of $0.5 million and $0.8 million, respectively, which is included in Other liabilities on the Company’s Consolidated Balance Sheets. The decrease during 2011 is primarily associated with the consolidation of buildings at the Company’s Mikron facility.

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

QUANEX BUILDING PRODUCTS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table provides a reconciliation of the activity related to the Company’s accrued warranty, including both the current (reported in Accrued liabilities on the Consolidated Balance Sheets) and long-term portions (reported in Other liabilities on the Consolidated Balance Sheets), for the year ended October 31, 2011 and 2010 (in thousands):

	Years Ended October 31,
	2011	2010
Beginning balance	$3,697	$4,167
Provision for warranty expense	2,638	773
Warranty costs paid	(1,073)	(1,243)

Total accrued warranty	$5,262	$3,697
Less long-term portion	3,591	2,729

Current accrued warranty	$1,671	$968

During the year ended October 31, 2011, the reserve was increased by $1.9 million related to a rise in projected experience for a discontinued legacy product and claims from some years ago.

18.	Fair Value Measurement of Assets and Liabilities

The Company holds Money Market Fund investments that are classified as cash equivalents and are measured at fair value on a recurring basis, based on quoted prices in active markets for identical assets (Level 1). The Company had cash equivalent investments totaling approximately $80.7 million and $180.6 million at October 31, 2011 and 2010, respectively. The decrease is primarily related to the $104.4 million cash paid for the acquisition of Edgetech, net of cash acquired of $0.8 million.

In addition, the Company’s pension plan assets are measured at fair value on a recurring basis, based on quoted prices in active markets for identical assets (Level 1), see Note 11 for additional information.

As of October 31, 2011 and 2010, the Company did not have any assets or liabilities measured at fair value on a recurring basis obtained from readily available pricing sources for comparable instruments (Level 2) or requiring measurement at fair value without observable market values that would require a high level of judgment to determine fair value (Level 3).

19.	Other Income (Expense)

Other income (expense) for the years ended October 31, 2011, 2010, and 2009 are as follows:

	Years Ended October 31,
	2011	2010	2009
	(In thousands)
Other income (expense)
Foreign currency transaction gains (losses)	$(904)	$—	$—
Gain on bargain purchase	—	1,272	—
Gain on involuntary conversion	—	914	—
Interest income	311	411	388
Other	79	48	17

Other income (expense)	$(514)	$2,645	$405

QUANEX BUILDING PRODUCTS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company incurred $0.9 million of transaction losses which are included in determining net income primarily related to Edgetech’s international operations and foreign currency denominated exposures during the year ended October 31, 2011. There are no transaction gains or losses during the years ended October 31, 2010 and 2009.

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

20.	Subsequent Events

In November 2011, management committed to a plan to close its Barbourville, Kentucky facility (Barbourville) which is included in the Engineered Products segment. The consolidation plan, in part, calls for the permanent closing of Barbourville. The equipment used to manufacture the single seal spacer system will be relocated to the Company’s Cambridge, Ohio facility. The Company believes this consolidation will allow it to better serve customers through streamlined operations. The consolidation of operations and the subsequent closure of the Barbourville facility are expected to be completed during 2012.

Under ASC Topic 712, “Compensation — Nonretirement Postemployment Benefits”, the Company is required to record charges for contractual termination benefits when it is probable that employees will be entitled to benefits under the contract’s terms and the amount can be reasonably estimated. Under ASC Topic 420, “Exit or Disposal Cost Obligations,” the Company is required to record charges for one-time employee termination benefits, contract termination costs, and other associated costs as incurred. No exit costs or termination benefits were incurred as of October 31, 2011. No liability has been accrued for the Barbourville closing as of October 31, 2011.

The total expense expected to be incurred in connection with the closure of Barbourville is $9 million over the next 12 months, based upon management’s best estimate of future events. Of the estimated charges, approximately 60% is related to relocating and starting up the equipment in Cambridge and approximately 40% is associated with salaried and hourly employee termination related costs. In fiscal 2012, the Company will recognize contractual termination benefits under ASC Topic 712. Additionally, costs considered one-time termination benefits will be recognized ratably over the future service period. Discussions regarding the nature and amount of the hourly employee incentive bonuses are ongoing.

In addition, management estimates that spending of approximately $7 million will be incurred to prepare the Cambridge, Ohio facility for the new operations activity, of which approximately 80% is expected to be capitalized and approximately 20% expensed. Changes to management’s estimates may occur. The costs related to the closure, severance and relocation activities will be recorded as incurred, when they meet the definition of a liability, and they will be included in the statements of operations as selling, general, and administrative expenses or as cost of sales, in accordance with the applicable accounting guidance.

QUANEX BUILDING PRODUCTS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

21.	Quarterly Results of Operations (Unaudited)

The following sets forth the selected quarterly information for the years ended October 31, 2011 and 2010.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands except per share amounts)
2011:
Net sales	$159,808	$203,112	$252,413	$232,961
Cost of sales(1)	139,655	175,512	209,667	187,257
Depreciation and amortization(2)	6,059	5,847	6,326	6,294
Operating income (loss)(3)	(7,666)	(2,285)	14,637	11,792
Income (loss) from continuing operations	(4,728)	(1,389)	9,016	6,179
Net income (loss)	(4,740)	(1,389)	9,016	6,179
Earnings per share:
Basic earnings (loss) from continuing operations	$(0.13)	$(0.04)	$0.24	$0.17
Basic earnings (loss)	$(0.13)	$(0.04)	$0.24	$0.17
Diluted earnings (loss) from continuing operations	$(0.13)	$(0.04)	$0.24	$0.17
Diluted earnings (loss)	$(0.13)	$(0.04)	$0.24	$0.17

2010:
Net sales	$151,422	$199,386	$225,203	$222,303
Cost of sales(1)	126,134	167,626	184,799	182,290
Depreciation and amortization(2)	5,750	5,517	5,211	5,722
Operating income (loss)	1,847	5,679	16,199	13,572
Income (loss) from continuing operations	1,083	4,384	10,429	8,305
Net income (loss)	194	4,313	10,281	8,310
Earnings per share:
Basic earnings (loss) from continuing operations	$0.03	$0.12	$0.28	$0.22
Basic earnings (loss)	$0.01	$0.12	$0.28	$0.22
Diluted earnings (loss) from continuing operations	$0.03	$0.12	$0.27	$0.22
Diluted earnings (loss)	$0.01	$0.11	$0.27	$0.22

(1)	Cost of sales excludes depreciation and amortization shown separately.
(2)	Depreciation and amortization represent depreciation and amortization directly associated with or allocated to products sold and services rendered and excludes corporate depreciation and amortization.
(3)

The Company recorded asset impairment charges during the fourth quarter of fiscal 2011 of $1.8 million primarily related to its plan to consolidate its insulating glass operations which is reported in Asset impairment charges on the Consolidated Statements of Income.

QUANEX BUILDING PRODUCTS CORPORATION

SUPPLEMENTARY FINANCIAL DATA

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Year	Charged (Credited) to Costs & Expenses		Write-offs	Other	Balance at End of Year
	(In thousands)
Allowance for doubtful accounts(1):
Year ended October 31, 2011	$1,037	$635		$(627)	$17	$1,062
Year ended October 31, 2010	1,696	(482	)(2)	(178)	1	1,037
Year ended October 31, 2009	1,892	607		(785)	(18)	1,696

Inventory reserves (primarily LIFO) (1):
Year ended October 31, 2011	$12,768	$3,432		$(491)	$(49)	$15,660
Year ended October 31, 2010	8,165	5,444		(840)	(1)	12,768
Year ended October 31, 2009	15,358	(6,353)		(832)	(8)	8,165

(1)

As more fully described in Notes 1, the Company’s start-up facility in China, former Vehicular Products segment and non-building products related corporate accounts are reported in discontinued operations for all periods presented.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of October 31, 2011. Deloitte & Touche LLP, the registered public accounting firm that audited the financial statements contained in this report, has issued an attestation report on the Company’s internal control over financial reporting.

The evaluation of effectiveness of the Company’s internal control over financial reporting did not include the internal control over financial reporting at Edgetech I.G. Inc., an Ohio corporation, the United Kingdom division of Edgetech, and Edgetech Europe GmbH, a Germany company which were acquired on March 31, 2011 and whose financial statements constitute less than 1 percent and 23 percent of net and total assets, respectively, of the consolidated financial statement amounts as of the year ended October 31, 2011. Edgetech’s financial statements constitute 6 percent of net sales and 11 percent of net income (Edgetech had a net loss of $1.0 million of the Company’s $9.7 million of net income) of the consolidated financial statement amounts for the year ended October 31, 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Quanex Building Products Corporation

Houston, Texas

We have audited the internal control over financial reporting of Quanex Building Products Corporation and subsidiaries (the “Company”) as of October 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended October 31, 2011 of the Company and our report dated December 19, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
Houston, Texas
December 19, 2011

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Pursuant to General Instruction G(3) to Form 10-K, additional information on directors, executive officers and corporate governance of the Registrant is incorporated herein by reference from the Registrant’s Definitive Proxy Statement or an amendment to this Form 10-K to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended October 31, 2011.

Item 11.	Executive Compensation.

Pursuant to General Instruction G(3) to Form 10-K, information on executive compensation is incorporated herein by reference from the Registrant’s Definitive Proxy Statement or an amendment to this Form 10-K to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended October 31, 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Pursuant to General Instruction G(3) to Form 10-K, information on security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference from the Registrant’s Definitive Proxy Statement or an amendment to this Form 10-K to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended October 31, 2011.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Pursuant to General Instruction G(3) to Form 10-K, information on certain relationships and related transactions, and director independence is incorporated herein by reference from the Registrant’s Definitive Proxy Statement or an amendment to this Form 10-K to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended October 31, 2011.

Item 14.	Principal Accountant Fees and Services.

Pursuant to General Instruction G(3) to Form 10-K, information on principal accountant fees and services is incorporated herein by reference from the Registrant’s Definitive Proxy Statement or an amendment to this Form 10-K to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended October 31, 2011.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Listing of Documents

		Page
1.	Financial Statements

	Report of Independent Registered Public Accounting Firm	51
	Consolidated Balance Sheets	52
	Consolidated Statements of Income	53
	Consolidated Statements of Stockholders’ Equity	54
	Consolidated Statements of Cash Flow	56
	Notes to Consolidated Financial Statements	57

2.	Financial Statement Schedule

	Schedule II—Valuation and Qualifying Accounts	94

Schedules not listed or discussed above have been omitted as they are either inapplicable or the required information has been given in the Consolidated Financial Statements or the notes thereto.

3.	Exhibits

EXHIBIT INDEX

Exhibit Number		Description of Exhibits

	2.1	Distribution Agreement among Quanex Corporation, Quanex Building Products LLC and Quanex Building Products Corporation (incorporated by reference to Exhibit 10.1 to Quanex Corporation’s Current Report on Form 8-K filed with the Commission on December 24, 2007).

	2.2	Agreement and Plan of Merger, dated as of January 31, 2011, by and among Quanex Building Products Corporation, QSB Inc., Lauren Holdco Inc., Lauren International, Inc. and Kevin E. Gray, as agent for the shareholders of Lauren Holdco Inc., filed as Exhibit 2.1 of the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913) as filed with the Securities and Exchange Commission on February 2, 2011, and incorporated herein by reference.

	3.1	Certificate of Incorporation of the Registrant dated as of December 12, 2007, filed as Exhibit 3.1 of the Registrant’s Registration Statement on Form 10 (Reg. No. 001-33913) as filed with the Securities and Exchange Commission on January 11, 2008, and incorporated herein by reference.

	3.2	Amended and Restated Bylaws of the Registrant dated as of August 28, 2008, filed as Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-33913) as filed with the Securities and Exchange Commission for the quarter ended July 31, 2008, and incorporated herein by reference.

	4.1	Form of Registrant’s common stock certificate, filed as Exhibit 4.1 of Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on February 14, 2008, and incorporated herein by reference.

	4.2	Credit Agreement dated as of April 23, 2008, among the Company, certain of its subsidiaries as guarantors, Wells Fargo Bank, National Association, in its capacity as administrative agent, and certain lender parties, filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913) dated April 23, 2008, and incorporated herein by reference.

†	10.1	Quanex Building Products Corporation 2008 Omnibus Incentive Plan, as amended effective February 24, 2011, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-33913), as filed with the Securities and Exchange Commission for the quarter ended January 31, 2011, and incorporated herein by reference.

†	10.2	Quanex Building Products Corporation Deferred Compensation Plan, filed as Exhibit 10.7 of Amendment No. 4 to the Registrant’s Registration Statement on Form 10 (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on March 17, 2008, and incorporated herein by reference.

†	10.3	Quanex Building Products Corporation Restoration Plan, filed as Exhibit 10.8 of Amendment No. 4 to the Registrant’s Registration Statement on Form 10 (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on March 17, 2008, and incorporated herein by reference.

†	10.4	Quanex Building Products Corporation Supplemental Employees Retirement Plan, filed as Exhibit 10.9 of Amendment No. 4 to the Registrant’s Registration Statement on Form 10 (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on March 17, 2008, and incorporated herein by reference.

†	10.5	Form of Severance Agreement between the Registrant and certain of its executive officers, filed as Exhibit 10.5 of Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on February 14, 2008, and incorporated herein by reference.

†	10.6	Form of Change in Control Agreement between the Registrant and certain of its executive officers, filed as Exhibit 10.6 of Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on February 14, 2008, and incorporated herein by reference.

Exhibit Number		Description of Exhibits

†	10.7	Letter Agreement between the Registrant and David D. Petratis, effective as of July 1, 2008, filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on May 22, 2008, and incorporated herein by reference.

†	10.8	Form of Indemnity Agreement between the Registrant and each of its independent directors, effective September 2, 2008, filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on August 29, 2008, and incorporated herein by reference.

†	10.9	Form of Indemnity Agreement between the Registrant and each of its officers, effective September 2, 2008, filed as Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on August 29, 2008, and incorporated herein by reference.

	10.10	Lease Agreement between Cabot Industrial Properties, L.P. and Quanex Corporation dated August 30, 2002 (and assumed by Quanex Homeshield, LLC on November 1, 2007), filed as Exhibit 10.52 to the Annual Report on Form 10-K of Quanex Corporation (Reg. No. 001-05725) for the fiscal year ended October 31, 2003 and incorporated herein by reference.

	10.11	First Amendment to Lease Agreement between Cabot Industrial Properties, L.P. and Quanex Corporation dated May 22, 2007 (and assumed by Quanex Homeshield, LLC on November 1, 2007), filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K (Reg. No. 001-33913) for the fiscal year ended October 31, 2008, and incorporated herein by reference.

	10.12	Lease dated May 3, 1989, and Lease Extension dated June 9, 2004, between Mikron Industries, Inc. and the W.R. Sandwith and Michael G. Ritter Partnership, filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K (Reg. No. 001-33913) for the fiscal year ended October 31, 2008, and incorporated herein by reference.

	10.13	Amendment to Lease by and between W.R. Sandwith and Michael G. Ritter Partnership and Mikron Washington LLC, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Reg. No. 001-33913) for the quarter ended April 30, 2010, and incorporated herein by reference.

*	12.1	Ratio of Earnings to Fixed Charges.

*	21.1	Subsidiaries of the Registrant.

*	23.1	Consent of Deloitte and Touche LLP.

*	31.1	Certification by chief executive officer pursuant to Rule 13a-14(a)/15d-14(a).

*	31.2	Certification by chief financial officer pursuant to Rule 13a-14(a)/15d-14(a).

*	32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	101.INS	XBRL Instance Document

*	101.SCH	XBRL Taxonomy Extension Schema Document

*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Management Compensation or Incentive Plan

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

QUANEX BUILDING PRODUCTS CORPORATION

By:	/s/ David D. Petratis	December 19, 2011
David D. Petratis Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David D. Petratis David D. Petratis	Chairman of the Board, President and Chief Executive Officer	December 19, 2011

/s/ Donald G. Barger, Jr. Donald G. Barger, Jr.	Director	December 19, 2011

/s/ Susan F. Davis Susan F. Davis	Director	December 19, 2011

/s/ William C. Griffiths William C. Griffiths	Director	December 19, 2011

/s/ LeRoy D. Nosbaum LeRoy D. Nosbaum	Director	December 19, 2011

/s/ Joseph D. Rupp Joseph D. Rupp	Director	December 19, 2011

/s/ Curtis M. Stevens Curtis M. Stevens	Director	December 19, 2011

/s/ Robert R. Buck Robert R. Buck	Director	December 19, 2011

/s/ Brent L. Korb Brent L. Korb	Senior Vice President—Finance Chief Financial Officer (Principal Financial Officer)	December 19, 2011

/s/ Deborah M. Gadin Deborah M. Gadin	Vice President and Controller (Principal Accounting Officer)	December 19, 2011