Form 10-Q
period 2012-01-31
Quanex Building Products CORP
filed 2012-03-07
CIK 1423221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 29, 2012
Common Stock, par value $0.01 per share	36,769,205

QUANEX BUILDING PRODUCTS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

QUANEX BUILDING PRODUCTS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	September 30,
	January 31, 2012	October 31, 2011
	(In thousands except share amounts)
ASSETS
Current assets:
Cash and equivalents	$81,722	$89,619
Accounts receivable, net of allowance of $1,413 and $1,062	59,847	81,969
Inventories	64,150	55,842
Deferred income taxes	16,827	11,220
Prepaid and other current assets	7,448	6,423

Total current assets	229,994	245,073
Property, plant and equipment, net	158,960	158,209
Deferred income taxes	7,733	7,669
Goodwill	68,398	69,432
Intangible assets, net	84,836	87,943
Other assets	15,985	16,603

Total assets	$565,906	$584,929

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$57,211	$66,339
Accrued liabilities	37,379	38,058
Current maturities of long-term debt	352	352

Total current liabilities	94,942	104,749
Long-term debt	1,294	1,314
Deferred pension and postretirement benefits	8,752	7,784
Liability for uncertain tax positions	8,512	8,412
Non-current environmental reserves	11,058	11,221
Other liabilities	14,399	14,223

Total liabilities	138,957	147,703

Stockholders’ equity:
Preferred stock, no par value, shares authorized 1,000,000; issued and outstanding - none	—	—
Common stock, $0.01 par value, shares authorized 125,000,000; issued 37,800,604 and 37,843,134 respectively	378	378
Additional paid-in-capital	242,154	241,983
Retained earnings	204,601	213,143
Accumulated other comprehensive income (loss)	(5,476)	(3,642)
Less treasury stock at cost, 1,043,891 and 1,035,288 shares, respectively	(14,708)	(14,636)

Total stockholders’ equity	426,949	437,226

Total liabilities and stockholders’ equity	$565,906	$584,929

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	September 30,	September 30,
	Three Months Ended January 31,
	2012	2011
	(In thousands, except per share amounts)

Net sales	$161,579	$159,808
Cost and expenses:
Cost of sales (exclusive of items shown separately below)	138,042	139,655
Selling, general and administrative	25,152	20,294
Depreciation and amortization	9,689	7,525

Operating income (loss)	(11,304)	(7,666)
Non-operating income (expense):
Interest expense	(126)	(121)
Other, net	217	100

Income (loss) from continuing operations before income taxes	(11,213)	(7,687)
Income tax benefit (expense)	4,465	2,959

Income (loss) from continuing operations	(6,748)	(4,728)
Income (loss) from discontinued operations, net of taxes	—	(12)

Net income (loss)	$(6,748)	$(4,740)

Basic earnings per common share:
Earnings (loss) from continuing operations	$(0.18)	$(0.13)
Income (loss) from discontinued operations	—	—

Basic earnings (loss) per share	$(0.18)	$(0.13)

Diluted earnings per common share:
Earnings (loss) from continuing operations	$(0.18)	$(0.13)
Income (loss) from discontinued operations	—	—

Diluted earnings (loss) per share	$(0.18)	$(0.13)

Weighted-average common shares outstanding:
Basic	36,547	37,092
Diluted	36,547	37,092

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Three Months Ended January 31,
	2012	2011
	(In thousands)
Operating activities:
Net income (loss)	$(6,748)	$(4,740)
Loss (income) from discontinued operations	—	12
Adjustments to reconcile net income (loss) to cash provided by operating activities from continuing operations:
Depreciation and amortization	9,706	7,542
Restructuring charges	2,115	1,404
Deferred income taxes	(5,457)	(3,197)
Stock-based compensation	1,602	1,291
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Decrease (increase) in accounts and notes receivable	21,281	37,513
Decrease (increase) in inventory	(8,517)	(10,889)
Decrease (increase) in other current assets	(1,046)	(598)
Increase (decrease) in accounts payable	(9,582)	(19,164)
Increase (decrease) in accrued liabilities	(4,482)	(9,903)
Increase (decrease) in income taxes	346	191
Increase (decrease) in deferred pension and postretirement benefits	967	268
Other, net	1,888	952

Cash provided by (used for) operating activities from continuing operations	2,073	682
Cash provided by (used for) operating activities from discontinued operations	—	(68)

Cash provided by (used for) operating activities	2,073	614

Investing activities:
Capital expenditures	(8,024)	(4,124)
Proceeds from executive life insurance	—	683
Other, net	—	74

Cash provided by (used for) investing activities from continuing operations	(8,024)	(3,367)
Cash provided by (used for) investing activities from discontinued operations	—	—

Cash provided by (used for) investing activities	(8,024)	(3,367)

Financing activities:
Repayments of long-term debt	(20)	(15)
Common stock dividends paid	(1,470)	(1,501)
Purchase of treasury stock	(1,284)	(1,504)
Issuance of common stock from stock option exercises, including related tax benefits	344	579
Other, net	—	392

Cash provided by (used for) financing activities from continuing operations	(2,430)	(2,049)
Cash provided by (used for) financing activities from discontinued operations	—	(392)

Cash provided by (used for) financing activities	(2,430)	(2,441)

Effect of exchange rate changes on cash and equivalents	484	22
Less: (Increase) decrease in cash and equivalents from discontinued operations	—	460

Increase (decrease) in cash and equivalents from continuing operations	(7,897)	(4,712)
Cash and equivalents at beginnning of period	89,619	187,178

Cash and equivalents at end of period	$81,722	$182,466

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months Ended January 31, 2012	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	(In thousands, except per share amounts)

Balance at October 31, 2011	$378	$241,983	$213,143	$(3,642)	$(14,636)	$437,226
Net income (loss)	—	—	(6,748)	—	—	(6,748)
Foreign currency translation adjustment (net of taxes of $137)	—	—	—	(1,834)	—	(1,834)
Common dividends ($0.04 per share)	—	—	(1,470)	—	—	(1,470)
Treasury shares purchased, at cost	—	—	—	—	(1,283)	(1,283)
Stock-based compensation activity:
Stock-based compensation earned	—	1,374	—	—	—	1,374
Stock options exercised	—	(8)	—	—	26	18
Restricted stock awards	—	(1,185)	—	—	1,185	—
Stock-based compensation tax benefit	—	322	—	—	—	322
Other	—	(332)	(324)	—	—	(656)

Balance at January 31, 2012	$378	$242,154	$204,601	$(5,476)	$(14,708)	$426,949

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

On December 12, 2007, Quanex Building Products Corporation was incorporated in the state of Delaware as a subsidiary of Quanex Corporation to facilitate the separation of Quanex Corporation’s vehicular products and building products businesses. The separation occurred on April 23, 2008 through the spin-off of Quanex Corporation’s building products business to its shareholders immediately followed by the merger of Quanex Corporation (consisting principally of the vehicular products business and all non-building products related corporate accounts) with a wholly-owned subsidiary of Gerdau S.A. (Gerdau). This is hereafter referred to as the “Separation”. In March 2011, the Company acquired Edgetech I.G., Inc. and its German subsidiary. Headquartered in Cambridge, Ohio, Edgetech has three manufacturing facilities (U.S., U.K. and Germany) that produce and market a full line of insulating glass spacer systems for window and door customers in North America and abroad. In November 2011, management committed to a plan to consolidate its Truseal and U.S. Edgetech facilities. In 2010, management closed its start-up facility in China, and accordingly, the China assets and liabilities, results of operations and cash flows are reported as discontinued operations for all periods presented. Unless otherwise noted, all disclosures in the notes accompanying the consolidated financial statements reflect only continuing operations.

The interim unaudited consolidated financial statements of the Company include all adjustments which, in the opinion of management, are necessary for a fair presentation of the Company’s financial position and results of operations. All such adjustments are of a normal recurring nature. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying footnotes. Estimates and assumptions about future events and their effects cannot be perceived with certainty. Estimates may change as new events occur, as more experience is acquired, as additional information becomes available and as the Company’s operating environment changes. Actual results could differ from estimates. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2011.

2. New Accounting Pronouncements

In December 2010, the FASB issued Accounting Standards Update No. 2010-28 (ASU 2010-28) Intangibles—Goodwill and Other (ASC Topic 350) — When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts which amended ASC Topic 350 “Goodwill and Other.” ASU 2010-28 requires an entity with reporting units that have carrying amounts that are zero or negative to assess whether it is more likely than not that the reporting units’ goodwill is impaired. If the entity determines that it is more likely than not that the goodwill of one or more of its reporting units is impaired, the entity is required to perform Step 2 of the goodwill impairment test for those reporting unit(s) and record any resulting impairment as a cumulative-effect adjustment to beginning retained earnings. The provisions of ASU 2010-28 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company adopted this standard on November 1, 2011. The adoption of ASU 2010-28 did not have a material impact on the Company’s consolidated financial statements.

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

In June 2011, the FASB issued Accounting Standards Update No. 2011-05 (ASU 2011-05), Presentation of Comprehensive Income. This amendment will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amended guidance, which must be applied retroactively, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (November 1, 2012 for the Company), with earlier adoption permitted. ASU 2011-05 impacts presentation only and will have no effect on the Company’s financial condition, results of operations or cash flows. In December 2011, the FASB issued Accounting Standards Update No. 2011-12 (ASU 2011-12), “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-12 deferred the effective date of ASU 2011-05 related to the presentation of reclassifications of items out of accumulated other comprehensive income. All other requirements of ASU 2011-05 were not affected by ASU 2011-12.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08 (ASU 2011-08), Testing Goodwill for Impairment which amends the guidance in ASC 350-20. The amendments in ASU 2011-08 provide entities with the option of performing a qualitative assessment before performing the first step of the two-step impairment test. If entities determine, on the basis of qualitative factors, it is not more likely than not that the fair value of the reporting unit is less than the carrying amount, then performing the two-step impairment test would be unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. ASU 2011-08 also provides entities with the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to the first step of the two-step impairment test. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, (November 1, 2012 for the Company), although early adoption is permitted. The provisions of ASU 2011-08 will not have a material effect on its consolidated financial statements.

In December 2011, the FASB issued Accounting Standards Update No. 2011-11 (ASU 2011-11), Disclosures about Offsetting Assets and Liabilities where entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements, and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. These disclosures assist users of financial statements in evaluating the effect or potential effect of netting arrangements on a company’s financial position. The Company is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013 (November 1, 2013 for the Company). The Company does not expect the provisions of ASU 2011-11 to have a material impact on its consolidated financial statements.

3. Acquisitions

On March 31, 2011, Quanex completed its acquisition of Edgetech I.G., Inc., an Ohio corporation (“Edgetech I.G.”), the United Kingdom division of Edgetech (“Edgetech UK”), and Edgetech Europe GmbH, a German company (“Edgetech Germany” and together with Edgetech I.G. and Edgetech UK, “Edgetech”). Headquartered in Cambridge, Ohio, Edgetech has three manufacturing facilities located in the United States, the United Kingdom and Germany that produce a full line of warm-edge, dual seal insulating glass spacer systems for window and door customers in North America and abroad. Edgetech’s products separate and seal double and triple glass within a window and act as a thermal barrier that enhances the window’s energy efficiency. Edgetech has been integrated into the Engineered Products segment.

QUANEX BUILDING PRODUCTS CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As consideration for the acquisition, Quanex paid $104.4 million in cash, net of $0.8 million of cash acquired. Of the cash paid, $7.0 million was placed into an escrow fund to satisfy certain indemnity obligations under the merger agreement. Additionally, Quanex is responsible for the tax liability resulting from the pre-closing reorganization of Lauren and its subsidiaries limited to $3.5 million, of which $3.0 million has been paid. The Edgetech acquisition was accounted for as a business combination using the acquisition method of accounting under which the total purchase price consideration is allocated to assets and liabilities assumed based upon their fair values. The purchase price allocation resulted in goodwill of $44.6 million, which is not deductible for income tax purposes. Any transaction-related costs in connection with the Edgetech acquisition were expensed as occurred within Selling, general and administrative expense in its Consolidated Statement of Income.

The following table provides consolidated results of operations for the three months ended January 31, 2012 compared to unaudited pro forma consolidated results of operations for the combined entity for the three months ended January 31, 2011 as if Edgetech had been acquired as of November 1, 2009.

	September 30,	September 30,
	Three Months Ended January 31,
	Actual	Pro forma
	2012	2011
	(In thousands, except per share amounts)

Net sales	$161,579	$177,335
Operating income (loss)	(11,304)	(6,842)
Income (loss) from continuing operations	$(6,748)	$(4,387)
Diluted earnings (loss) per common share from continuing operations	$(0.18)	$(0.12)

The unaudited pro forma consolidated results of operations were prepared using the acquisition method of accounting and are based on the historical financial information of the Company and Edgetech. The unaudited pro forma financial information does not purport to reflect the results the combined company may achieve in future periods or the results that would have been obtained had Quanex acquired Edgetech on the first day of its fiscal 2010 period. The unaudited pro forma financial information does not include any operating efficiencies or cost savings that may be achieved or any integration expenses. Additionally, the historical Edgetech financial information has not been adjusted to remove expenses that will cease under Quanex’s ownership, such as the prior parent company allocation, or to add incremental anticipated stand-alone expenses going forward. Generally, the pro forma financial information reflects the allocation of the purchase price to the appropriate assets and liabilities based upon their fair values, and related changes in depreciation and amortization expense. Accordingly, such amounts are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the dates indicated or that may result in the future. The unaudited pro forma information reflects primarily the following unaudited pro forma adjustments for the three months ended January 31, 2011:

•	Historical pre-acquisition results of operations for Edgetech for the three months ended January 31, 2011;

•	Amortization expense related to the fair value of identifiable intangible assets acquired;

•	Additional depreciation expense related to the fair value adjustment to property, plant and equipment acquired;

•	Additional facility rental expense;

•	Reduction of expense of $1.1 million in the three months ended January 31, 2011 to remove the transaction-related costs incurred;

•	The Edgetech historical results and all of the above adjustments were adjusted for the applicable tax impact.

QUANEX BUILDING PRODUCTS CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Goodwill and Acquired Intangible Assets

Goodwill

All of the Company’s goodwill is recorded on the Engineered Products segment. The change in the carrying amount of goodwill for the period ended January 31, 2012 is as follows (in thousands):

September 30,
Engineered
Products Goodwill

Balance at October 31, 2011	$69,432
Foreign currency translation adjustment	(1,034)

Balance at January 31, 2012	$68,398

Acquired Intangible Assets

Intangible assets consist of the following (in thousands):

	September 30,	September 30,	September 30,	September 30,
	As of January 31, 2012		As of October 31, 2011
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Customer relationships	$43,765	$(9,337)	$44,260	$(8,588)
Trademarks and trade names	44,557	(12,268)	44,857	(11,540)
Patents and other technology	24,956	(7,974)	25,300	(7,552)
Other	1,392	(255)	1,392	(186)

Total	$114,670	$(29,834)	$115,809	$(27,866)

QUANEX BUILDING PRODUCTS CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The aggregate amortization expense for the three months ended January 31, 2012 and 2011 was $2.1 million and $0.8 million, respectively. The increased amortization expense relates to the intangibles acquired in the March 2011 Edgetech acquisition. Estimated amortization expense for the next five years for existing intangibles follows (in thousands):

September 30,
Fiscal Years Ending October 31,	Estimated Amortization
(In thousands)

2012(remaining nine months)	$6,216
2013	$8,208
2014	$8,083
2015	$7,945
2016	$7,704

5. Inventories

Inventories consist of the following:

	September 30,	September 30,
	January 31,	October 31,
	2012	2011
	(In thousands)

Raw materials	$32,298	$27,862
Finished goods and work in process	28,546	24,988
Supplies and other	3,306	2,992

Total	$64,150	$55,842

Fixed costs related to excess manufacturing capacity, if any, have been expensed in the period, and therefore, are not capitalized into inventory. The values of inventories are based on the following accounting methods:

	September 30,	September 30,
	January 31,	October 31,
	2012	2011
	(In thousands)
LIFO	$21,215	$18,782
FIFO	42,935	37,060

Total	$64,150	$55,842

An actual valuation of inventory under the last in, first out (LIFO) method can be made only at the end of each year based on the inventory costs and levels at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory costs and levels. Because these are subject to many factors beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation which could significantly differ from interim estimates. To estimate the effect of LIFO on interim periods, the Company performs a projection of the year-end LIFO reserve and considers expected year-end inventory pricing and expected inventory levels. Depending on this projection, the Company may record an interim allocation of the projected year-end LIFO calculation. This projection resulted in zero interim LIFO allocation (reported in Cost of sales) for the three months ended January 31, 2012. With respect to inventories valued using the LIFO method, replacement cost exceeded the LIFO value by approximately $12.3 million as of January 31, 2012 and October 31, 2011, respectively.

QUANEX BUILDING PRODUCTS CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Earnings and Dividends Per Share

Earnings Per Share

Fiscal 2012 and 2011 basic and diluted earnings per share from continuing operations are identical as the Company reported a loss from continuing operations. The computation of diluted earnings per share excludes outstanding options and other common stock equivalents in periods where inclusion of such potential common stock instruments would be anti-dilutive in the periods presented. When income from continuing operations is a loss, all potential dilutive instruments are excluded from the computation of diluted earnings per share as they would be anti-dilutive. Accordingly, for the three months ended January 31, 2012, 0.1 million of restricted stock and 0.3 million of common stock equivalents were excluded from the computation of diluted earnings per share as the Company had a loss from continuing operations. Accordingly, for the three months ended January 31, 2011, 0.2 million of restricted stock and 0.4 million of common stock equivalents were excluded from the computation of diluted earnings per share as the Company had a loss from continuing operations.

For the three months ended January 31, 2012 and 2011, the Company had 1.3 million and 0.5 million, respectively, of securities that are potentially dilutive in future earnings per share calculations. Such dilution will be dependent on the excess of the market price of the Company’s stock over the exercise price and other components of the treasury stock method.

Dividends Per Share

During the three months ended January 31, 2012 and 2011, the Company paid $0.04 cash dividend per common share.

7. Comprehensive Income

Comprehensive income comprises net income and all other non-owner changes in equity, including foreign currency translation, pension related adjustments and realized and unrealized gains and losses on derivatives, if any. Comprehensive income for the three months ended January 31, 2012 and 2011 was as follows:

	September 30,	September 30,
	Three Months Ended
	January 31,
	2012	2011
	(In thousands)

Comprehensive income (loss):
Net income (loss)	$(6,748)	$(4,740)
Foreign currency translation adjustment	(1,834)	92
Other	—	2

Total comprehensive income (loss), net of taxes	$(8,582)	$(4,646)

The 2012 foreign currency translation activity is primarily associated with Edgetech, acquired by the Company on March 31, 2011. As a result of this acquisition, Quanex has operations in Germany and the United Kingdom whose functional currency is the Euro and the British Pound Sterling, respectively.

QUANEX BUILDING PRODUCTS CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Long-Term Debt and Capital Lease Obligations

Long-term debt consists of the following:

	September 30,	September 30,
	January 31,	October 31,
	2012	2011
	(In thousands)
Revolving Credit Facility	$—	$—
City of Richmond, Kentucky Industrial Building Revenue Bonds	900	900
Scott County, Iowa Industrial Waste Recycling Revenue Bonds	600	600
Capital lease obligations and other	146	166

Total debt	$1,646	$1,666
Less maturities due within one year included in current liabilities	352	352

Long-term debt	$1,294	$1,314

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

As of January 31, 2012, the Company had no borrowings under the Credit Facility, and the Company was in compliance with all Credit Facility financial covenants. The availability under the Credit Facility is a function of both the facility amount utilized and meeting covenant requirements. Although there were no borrowings on the Credit Facility and only $5.6 million of outstanding letters of credit under the Credit Facility, the aggregate availability under the Credit Facility was limited by the Consolidated Leverage Ratio resulting in an availability of $173.1 million at January 31, 2012.

9. Retirement Plans

The Company has a number of retirement plans covering substantially all employees. The Company provides both defined benefit and defined contribution plans. In general, the plant or location of employment determines an employee’s coverage for retirement benefits. Effective with the respective acquisition dates in the second fiscal quarter of 2011, the Edgetech employees were eligible to participate in the Company’s retirement plans.

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

QUANEX BUILDING PRODUCTS CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The components of net periodic pension cost are as follows:

	September 30,	September 30,
	Three Months Ended January 31,
	2012	2011
	(In thousands)

Net periodic benefit cost:
Service cost	$980	$937
Interest cost	204	200
Expected return on plan assets	(277)	(258)
Amortization of net loss	50	22

Net periodic benefit cost	$957	$901

The increase in net pension cost from 2011 to 2012 is primarily attributable to an increase in participants from the Edgetech acquisition. The Company’s pension funding policy generally has been to make the minimum annual contributions required by applicable regulations while considering targeted funded percentages. In fiscal 2010, the Company decided to modify its funding strategy and accelerate contributions to target a 100% funding threshold. Additionally, the Company will consider funding fiscal year requirements early in the fiscal year to potentially maximize returns on assets. The Company made no contributions to its defined benefit plan during the three months ended January 31, 2012. In February 2012, the Company contributed $4.2 million to the plan. Future contributions are dependent on many variables, including the variability of the market value of the assets as compared to the obligation and other market or regulatory conditions. In addition, the Company takes into consideration its business investment opportunities and resulting cash requirements. Accordingly, actual funding may differ greatly from current estimates.

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

The Company measures its inventory at the segment level on a FIFO or weighted-average basis; however at the consolidated Company level, approximately one third of the inventory is measured on a LIFO basis. The LIFO reserve is computed on a consolidated basis as a single pool and is thus treated as a corporate expense. See Note 5 to the financial statements for more information. LIFO inventory adjustments along with corporate office charges and intersegment eliminations are reported as Corporate, Intersegment Eliminations or Other. The Company accounts for intersegment sales and transfers as though the sales or transfers were to third parties, that is, at current market prices. Intersegment sales, related cost of sales, and intercompany profit are eliminated in consolidation at Corporate. Corporate assets primarily include cash and equivalents partially offset by the Company’s consolidated LIFO inventory reserve.

QUANEX BUILDING PRODUCTS CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	September 30,	September 30,
	Three Months Ended January 31,
	2012	2011
	(In thousands)

Net Sales:
Engineered Products	$99,393	$84,010
Aluminum Sheet Products	65,700	79,138
Intersegment Eliminations	(3,514)	(3,340)

Consolidated	$161,579	$159,808

Operating Income (Loss):
Engineered Products	$1,803	$(649)
Aluminum Sheet Products	(5,518)	551
Corporate & Other	(7,589)	(7,568)

Consolidated	$(11,304)	$(7,666)

	September 30,	September 30,
	January 31,	October 31,
	2012	2011
	(In thousands)

Identifiable Assets:
Engineered Products	$379,725	$389,889
Aluminum Sheet Products	121,253	132,161
Corporate, Intersegment Eliminations & Other	64,928	62,879

Consolidated	$565,906	$584,929

Goodwill:
Engineered Products	$68,398	$69,432

Consolidated	$68,398	$69,432

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

QUANEX BUILDING PRODUCTS CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company’s practice is to grant options and restricted stock or RSUs to non-employee directors on October 31st of each year, with an additional grant of options to each director on the date of his or her first anniversary of service. Additionally, the Company’s practice is to grant options, restricted stock and RSUs to employees at the Company’s December board meeting and occasionally to key employees as deemed appropriate at other times during the year. The exercise price of the option awards is equal to the closing market price on the date granted. The Company generally issues shares from treasury stock, if available, to satisfy stock option exercises and grants of restricted stock. If there are no shares in treasury stock, the Company issues additional shares of common stock. The Company has not capitalized any stock-based compensation cost as part of inventory or fixed assets during the three months ended January 31, 2012 and 2011.

Restricted Stock Awards

Under the 2008 Plan, common stock may be awarded to key employees, officers and non-employee directors. The recipient is entitled to all of the rights of a shareholder, except that during the forfeiture period the shares are nontransferable. The awards vest over a specified time period, but typically either immediately vest or cliff vest over a three-year period with service as the vesting condition. Upon issuance of stock under the plan, fair value is measured by the grant-date price of the Company’s shares. This fair value is then expensed over the restricted period with a corresponding increase to additional paid-in-capital. A summary of non-vested restricted stock award changes during the three months ended January 31, 2012 follows:

	September 30,	September 30,
	Shares	Weighted - Average Grant-Date Fair Value Per Share

Non-vested at October 31, 2011	256,390	$12.67
Granted	83,900	15.08
Vested	(115,790)	7.82

Non-vested at January 31, 2012	224,500	$16.08

The weighted-average grant-date fair value of restricted stock granted during the three months ended January 31, 2012 and 2011 was $15.08 and $16.90 per share, respectively. The total fair value of restricted stock vested during the three months ended January 31, 2012 was $0.9 million. There were no restricted stock shares that vested during the three months ended January 31, 2011. Total unrecognized compensation cost related to unamortized restricted stock awards was $2.2 million as of January 31, 2012. This cost is expected to be recognized over a weighted-average period of 2.2 years.

Stock Options

As described in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2011, the Company uses the Black-Scholes-Merton option-pricing model to estimate the fair value of its stock options. The fair value of each option was estimated on the date of grant. The following is a summary of valuation assumptions and resulting grant-date fair values for grants during the following periods:

	September 30,	September 30,
	Three Months Ended January 31,
	2012	2011

Weighted-average expected volatility	54.0%	53.0%
Expected term (in years)	4.9-5.1	4.9-5.1
Risk-free interest rate	1.0%	1.6%
Expected dividend yield over expected term	1.0%	1.0%
Weighted-average grant-date fair value per share	$6.49	$7.30

QUANEX BUILDING PRODUCTS CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Below is a table summarizing the stock option shares activity for the 2008 Plan since October 31, 2011:

	September 30,	September 30,	September 30,	September 30,
	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000s)

Outstanding at October 31, 2011	2,137,436	$14.08
Granted	454,300	15.08
Exercised	(1,834)	9.79
Cancelled/Expired	(2,666)	13.27

Outstanding at January 31, 2012	2,587,236	14.26	7.5	$6,120

Vested or expected to vest at January 31, 2012	2,518,386	14.19	7.5	$6,086

Exercisable at January 31, 2012	1,726,394	$13.33	6.6	$5,482

The total intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the three months ended January 31, 2012 and 2011 was $12 thousand and $0.2 million, respectively. The total fair value of shares vested during the three months ended January 31, 2012 and 2011 was $2.1 million and $1.3 million, respectively. Total unrecognized compensation cost related to stock options granted under the 2008 Plan was $4.6 million as of January 31, 2012. This cost is expected to be recognized over a weighted-average period of 1.9 years.

Restricted Stock Units

RSUs vest over a specified time period, but typically either immediately vest or cliff vest over a three-year period with service as the vesting condition. RSUs are not considered to be outstanding shares of common stock and do not have voting rights. Holders of RSUs receive cash for an equivalent amount of cash dividends paid on the underlying common stock. Upon the earlier of the date the director ceases to be a board member or a change of control or upon vesting for the employee grants, each RSU is payable in cash in an amount equal to the market value of one share of the Company’s common stock. Accordingly, the RSU liability will be adjusted to fair market value at each reporting date. The Company granted 137,500 and 0 RSU awards, respectively, during the quarters ended January 31, 2012 and 2011. The fair market value per share of the outstanding awards was $16.43 and $19.49 as of January 31, 2012 and 2011, respectively. The aggregate amount charged to expense with respect to these awards was $0.2 million and $0.1 million for the quarters ended January 31, 2012 and 2011, respectively. The number of RSU awards outstanding as of January 31, 2012 and October 31, 2011 was 193,910 and 56,410, respectively.

12. Income Taxes

The provision for income taxes is determined by applying an estimated annual effective income tax rate to income from continuing operations before income taxes. The rate is based on the most recent annualized forecast of pretax income, permanent book versus tax differences and tax credits. The Company’s estimated annual effective tax rate for the three months ended January 31, 2012 is 39.8% compared to the estimated annual effective tax rate of 38.5% for the three months ended January 31, 2011. The increase is attributable in part to the mix of domestic and foreign results which were not present in the first quarter of 2011 results.

Prepaid and other current assets on the Consolidated Balance Sheets include an income tax receivable of $0.2 million as of January 31, 2012 and October 31, 2011.

The Company’s unrecognized tax benefit (UTB) is related to the Separation and state tax items regarding the interpretations of tax laws and regulations. The total UTB as of January 31, 2012 is $19.1 million. Of this, $8.5 million is recorded in Liability for uncertain tax positions and $10.6 million is recorded in Deferred income taxes (non-current assets) on the Consolidated Balance Sheets. The UTB includes $17.8 million for which the disallowance of such items would not affect the annual effective tax rate.

QUANEX BUILDING PRODUCTS CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Total environmental reserves and corresponding recovery for the Company as of January 31, 2012 and October 31, 2011 were as follows:

	September 30,	September 30,
	January 31, 2012	October 31, 2011
	(In thousands)

Current[1]	$1,965	$1,965
Non-current	11,058	11,221

Total environmental reserves	$13,023	$13,186

Receivable for recovery of remediation costs[2]	$11,860	$12,304

[1]	Reported in Accrued liabilities on the Consolidated Balance Sheets.

[2]	Reported in Accounts receivable and Other assets on the Consolidated Balance Sheets.

Currently, the Company’s ongoing remediation activities are at one of its subsidiaries, Nichols Aluminum-Alabama, LLC (NAA). NAA operates a plant in Decatur, Alabama that is subject to an Alabama Hazardous Wastes Management and Minimization Act Post-Closure Permit. Among other things, the permit requires NAA to remediate, as directed by the state, historical environmental releases of wastes and waste constituents. Consistent with the permit, NAA has undertaken various studies of site conditions and, during the first quarter of 2006, started a phased program to treat in-place free product petroleum that had been released underneath the plant. During the second quarter 2010, NAA submitted to the state the first component of its proposed workplan

QUANEX BUILDING PRODUCTS CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

for implementing a site-wide remedy. The full workplan was submitted to the state during the third quarter 2010, revised during the second quarter 2011 to reflect both additional sampling data and responses to state comments, and revised again in the fourth quarter 2011 in response to another round of state comments. Based on those plans, which remain subject to further comment, revision, and state approval, the Company’s remediation reserve at NAA’s Decatur plant is $12.8 million as of January 31, 2012. Approximately $1.3 million of the January 31, 2012 reserve represents administrative costs; the balance of $11.5 million represents estimated costs for investigation, studies, cleanup, and treatment. The reserve has not been discounted. NAA was acquired through a stock purchase in which the sellers agreed to indemnify Quanex and NAA for identified environmental matters related to the business and based on conditions initially created or events initially occurring prior to the acquisition. Environmental conditions are presumed to relate to the period prior to the acquisition unless proved to relate to releases occurring entirely after closing. The limit on indemnification is $21.5 million excluding legal fees. While the Company’s current estimates indicate it will not reach this limit, changing circumstances could result in additional costs or expense that are not foreseen at this time. In accordance with the indemnification, the indemnitors paid the first $1.5 million of response costs and have been paying 90% of ongoing costs. Based on its experience to date, its estimated cleanup costs going forward, and costs incurred to date as of January 31, 2012, the Company expects to recover from the sellers’ shareholders an additional $11.9 million which has not been discounted. Of that, $11.5 million is recorded in Other assets on the Consolidated Balance Sheets, and the balance is reflected in Accounts receivable on the Consolidated Balance Sheets. The undiscounted recovery from indemnitors as of October 31, 2011 was $12.3 million.

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

QUANEX BUILDING PRODUCTS CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table provides a reconciliation of the activity related to the Company’s accrued warranty, including both the current (reported in Accrued liabilities on the Consolidated Balance Sheets) and long-term portions (reported in Other liabilities on the Consolidated Balance Sheets), for the three months ended January 31, 2012 (in thousands):

September 30,
January 31,
2012

Balance at October 31, 2011	$5,262
Provision for warranty expense	159
Warranty costs paid	(156)

Total accrued warranty	$5,265
Less long-term portion	3,591

Current accrued warranty	$1,674

15. Fair Value Measurement of Assets and Liabilities

The Company’s investments that are measured at fair value on a recurring basis are categorized below using the fair value hierarchy. The fair value hierarchy has three levels based on reliability of inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values obtained from readily available pricing sources for comparable instruments and Level 3 includes fair values requiring measurement without observable market values that would require a high level of judgment to determine fair value. The following table summarizes assets measured on a recurring basis based on the fair value hierarchy:

	September 30,	September 30,
	Quoted Prices in Active Markets for Identical Assets (Level 1)
	January 31, 2012	October 31, 2011
	(In thousands)
Money Market Fund investments	$76,507	$80,688
Pension plan assets	14,204	14,004

Total	$90,711	$94,692

The Company holds Money Market Fund investments that are classified as cash equivalents and pension plan assets measured at fair value based on active market quotations, which represent Level 1 inputs. As of January 31, 2012 and October 31, 2011, the Company did not have any assets or liabilities measured at fair value on a recurring basis in Level 2 or Level 3.

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

As of October 31, 2011, the number of shares in treasury stock was 1,035,288. During the three months ended January 31, 2012, the Company purchased 94,337 shares at a cost of $1.3 million partially offset by shares issued for stock option exercises and restricted stock grants for a net increase to the number of shares in treasury stock to 1,043,891 as of January 31, 2012. Since inception of the program, Quanex has purchased 1,094,337 shares through January 31, 2012. The remaining shares authorized for repurchase in the program was 905,663 as of January 31, 2012.

QUANEX BUILDING PRODUCTS CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. Other Income (Expense)

During the three months ended January 31, 2012, the Company incurred $0.1 million of transaction gains which are included in determining net income primarily related to Edgetech’s international operations and foreign currency denominated exposures. There are no transaction gains or losses during the three months ended January 31, 2011.

18. Restructuring and Related Activities

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

Under ASC Topic 712, “Compensation — Nonretirement Postemployment Benefits”, the Company is required to record charges for contractual termination benefits and other ongoing benefit arrangements when it is probable that employees will be entitled to benefits under the contract’s terms and the amount can be reasonably estimated. The Company determined that certain severance pay qualifies as either a contractual termination benefit or an ongoing benefit arrangement, and accordingly has recognized $2.1 million in estimated severance during the three months ended January 31, 2012. Severance will be paid out during the remainder of 2012, provided employees continue their employment until their planned exit dates.

Under ASC Topic 420, “Exit or Disposal Cost Obligations,” the Company is required to record charges for one-time employee termination benefits, contract termination costs, and other associated costs as incurred. During the quarter ended January 31, 2012, facilities consolidation costs of $0.4 million were expensed as incurred.

All other costs related to the closure and relocation activities are being recorded as incurred, when they meet the definition of a liability, and they are included in the statements of income as selling, general, and administrative expenses, in accordance with the applicable accounting guidance. Cumulative costs incurred as of January 31, 2012 total $2.5 million. Total expected costs of $9 million for the project are comprised of approximately $4 million for employee-related costs and $5 million for plant closure, equipment moving and set up costs, substantially all of which will be charged to selling, general and administrative expense. Management’s estimates of costs, planned exit dates for employees and the timing of the project completion are subject to change.

In February 2012, the Company and the union reached an agreement to pay a one-time incentive bonus to employees upon their planned exit date termination, providing certain performance criteria are met. The salaried employees are being offered the same one-time incentive bonus under the same terms as the union employees. The incentive bonus expense will be recognized ratably over the remaining performance period and is included in the total employee-related cost number above.

QUANEX BUILDING PRODUCTS CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

A reconciliation of the beginning and ending liability balances showing charges to expense, cash payments and other adjustments for the quarter ended January 31, 2012 is as follows (in thousands):

	September 30,	September 30,	September 30,	September 30,
	Employee termination costs	Facility consolidation costs	Contract termination and other exit costs	Total
Reconciliation of the liability in the balance sheet
Beginning balance, October 31, 2011	$—	—	—	$—
Charges to expense, continuing operations	2,120	350	—	2,470
Cash payments	(5)	(350)	—	(355)
Other adjustments	—	—	—	—

Ending balance, January 31, 2012	$2,115	$—	$—	$2,115

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The discussion and analysis of Quanex Building Products Corporation and its subsidiaries’ financial condition and results of operations should be read in conjunction with the January 31, 2012 Consolidated Financial Statements of the Company and the accompanying notes and in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2011. References made to the “Company” or “Quanex” include Quanex Building Products Corporation and its subsidiaries and Quanex Corporation (Predecessor to Quanex Building Products Corporation) unless the context indicates otherwise.

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

Factors exist that could cause the Company’s actual results to differ materially from the expected results described in or underlying the Company’s forward-looking statements. Such factors include domestic and international economic activity, prevailing prices of aluminum scrap and other raw material costs, the rate of change in prices for aluminum scrap, fluctuations in foreign currency exchange rates, energy costs, interest rates, construction delays, market conditions, particularly in the home building and remodeling markets, any material changes in purchases by the Company’s principal customers, labor supply and relations, environmental regulations, changes in estimates of costs for known environmental remediation projects and situations, world-wide political stability and economic growth, warranty obligations, the Company’s successful implementation of its internal operating plans, acquisition strategies and integration, performance issues with key customers, suppliers and subcontractors, and regulatory changes and legal proceedings. Accordingly, there can be no assurance that the forward-looking statements contained herein will occur or that objectives will be achieved. All written and verbal forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors. For more information, see Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K, for the year ended October 31, 2011.

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

The spin-off and subsequent merger is hereafter referred to as the “Separation”. For purposes of describing the events related to the Separation, as well as other events, transactions and financial results of Quanex Corporation and its subsidiaries related to periods prior to April 23, 2008, the term “the Company” refers to Quanex Building Products Corporation’s accounting predecessor, Quanex Corporation. In March 2011, the Company acquired Edgetech I.G., Inc. and its German subsidiary. Headquartered in Cambridge, Ohio, Edgetech has three manufacturing facilities (U.S., U.K., and Germany) that produce and market a full line of insulating glass spacer systems for window and door customers in North America and abroad.

In November 2011, management committed to a plan to consolidate its Insulating Glass (“IG”) spacer manufacturing facility in Barbourville, Kentucky into its IG spacer manufacturing facility in Cambridge, Ohio. In 2010, management closed its start-up facility in China due to the contraction of demand and the Company’s ability to serve the overseas thin film solar panel market from its North American operations. Accordingly, the China assets and liabilities, results of operations and cash flows are reported as discontinued operations for all periods presented. Unless otherwise noted, all discussions reflect only continuing operations.

Consolidated Results of Operations

Summary Information

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended January 31,
	2012	2011	Change	%
	(Dollars in millions)
Net sales	$161.6	$159.8	$1.8	1.1
Cost of sales [1]	138.0	139.7	(1.7)	(1.2)
Selling, general and administrative	25.2	20.3	4.9	24.1
Depreciation and amortization	9.7	7.5	2.2	29.3

Operating income (loss)	(11.3)	(7.7)	(3.6)	(46.8)

Interest expense	(0.1)	(0.1)	—	—
Other, net	0.2	0.1	0.1	100.0
Income tax (expense) benefit	4.5	3.0	1.5	(50.0)

Income (loss) from continuing operations	$(6.7)	$(4.7)	$(2.0)	(42.6)

[1]	Exclusive of items shown separately below.

Overview

Quanex continues to operate in difficult end markets and window shipments have dropped to new lows. Housing starts and window shipments have declined significantly in recent years from record highs in 2005 of 2.1 million and 70.5 million units, respectively, to an estimated 0.6 million and 38.4 million, respectively, in 2011. The first fiscal quarter saw some positive signs for the overall housing market including rising housing starts and falling inventory levels of new homes. While the regional level data suggests this might be more than simply the benefit of a mild winter, it will be difficult to determine until we get into the typical building season in our fiscal second quarter. The headwinds that have persisted throughout the downturn, declining housing prices, falling consumer confidence and reduced homeowner lending continue, albeit to a lesser extent. It may take structural changes to establish a reliable recovery. The best industry comparison available for the Company’s first fiscal quarter is window shipments for the fourth calendar quarter, which were estimated to be down 5% versus the same quarter of the previous year. This may be counter to the recent positive news surrounding housing, but it was to be expected in our specific industry as a result of the demand pull-forward in advance of the $1,500 window tax credit that expired on December 31, 2010. The 2012 figures include financial results from the March 2011 acquisition of Edgetech. Edgetech contributed $18.9 million of Net sales for the first quarter of fiscal 2012 while the remaining Quanex businesses’ Net sales declined $17.1 million or 10.7% for the three months ended January 31, 2012 compared to the same 2011 period; the majority of the decline was realized within the Aluminum Sheet Products segment both from reduced volume and lower global aluminum prices. Same store Net sales from Engineered Products for the quarter ended January 31, 2012 were down $3.5 million or 4.1% compared to the previous year, a direct result of the demand pull forward experienced last year. The operating loss in the first quarter of 2012 was $3.6 million more than the year ago quarter, all of which is tied to the lower volume and aluminum prices experienced in the aluminum segment as Engineered Products actually recognized a $2.5 million dollar improvement in operating income for the quarter.

The Company believes that consumer demand for more energy efficient products and its ability to provide innovative window and door systems in addition to stand-alone components will fuel long-term organic growth incremental to the eventual housing market recovery. The integration of Edgetech into the Engineered Products sales and marketing organization was completed in September 2011 and it is clear that Quanex is already a stronger customer-focused organization as a result. This added strength will benefit Quanex whether the housing market recovery takes hold either sooner or later. We remain bullish long-term as demographics for long-term housing demand in the U.S. remain favorable when factoring the projected population increase and continuing immigration. The Company believes taking a disciplined approach to the way it seeks new business opportunities will make it a more successful company and a stronger competitor by offering a broader range of customers a more robust slate of systems, products, services and solutions while intensely focusing on continuously improving customer service. Additionally, the Company is elevating its programs to develop more energy efficient products. These programs and initiatives, coupled with an eventual return to a more normal housing market and residential repair and remodel market, will benefit Quanex over the long term.

Business Segments

Quanex has two reportable segments: Engineered Products and Aluminum Sheet Products. The Engineered Products segment produces systems, finished products, and components serving the OEM residential window and door industry, while the Aluminum Sheet Products segment produces mill finished and coated aluminum sheet serving the broader residential building products markets. The primary market drivers of both segments are residential repair and remodel activity and new home construction.

For financial reporting purposes, three of the Company’s four operating segments, Homeshield, Insulating Glass (“IG”) and Mikron, have been aggregated into the Engineered Products reportable segment. The remaining operating segment, Aluminum Sheet Products (Nichols Aluminum), is reported as a separate reportable segment. Corporate & Other is comprised of corporate office expenses and certain inter-division eliminations. The sale of products between segments is recognized at market prices. The financial performance of the operations is based upon operating income. The segments follow the accounting principles described in Item 1, Note 1 to the consolidated financial statements of the Company’s 2011 Form 10-K. The two reportable segments value inventory on a FIFO or weighted-average basis while the LIFO reserve relating to those operations accounted for under the LIFO method of inventory valuation is computed on a consolidated basis in a single pool and treated as a corporate item.

Three Months Ended January 31, 2012 Compared to Three Months Ended January 31, 2011

Engineered Products

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended January 31,
	2012	2011	Change	%
	(Dollars in millions)
Net sales	$99.4	$84.0	$15.4	18.3
Cost of sales [1]	75.1	68.5	6.6	9.6
Selling, general and administrative	15.5	10.8	4.7	43.5
Depreciation and amortization	7.0	5.4	1.6	29.6

Operating income (loss)	$1.8	$(0.7)	$2.5	357.1

1 Exclusive of items shown separately below.

Engineered Products is focused on providing window and door OEM customers with fenestration components, products and systems. Key end markets are residential remodel and repair and new home construction. Engineered Products’ first quarter 2012 Net sales were $99.4 million, compared to $84.0 million a year ago, and included Net sales of $18.9 million at Edgetech which was acquired on March 31, 2011. First fiscal quarter 2012 same store Net sales were down 4.1% from the year ago quarter which benefited from a pull-forward of demand as a result of a $1,500 energy efficient window tax credit program that expired on December 31, 2010. There were no similar tax credits in the first quarter of 2012. Quanex believes there is value in measuring its sales performance against industry indices. Engineered Products compares its sales to US window shipments as reported by Ducker Worldwide, a market intelligence firm. For the twelve months ended January 31, 2012, Engineered Products’ Net sales before contributions from acquisitions were down 2.4% compared to the previous twelve months, versus US window shipments that were down approximately 7%. As expected, the industry experienced a more normal low seasonal volume demand during the first quarter 2012; uncertainty remains as to what level the demand will be during the remainder of 2012. There were clearly favorable signs in housing in our first quarter and time will tell as to how much can be attributed to the mild winter experienced thus far versus the beginnings of a housing recovery. The long-term recovery is likely to take hold once changes in housing prices, credit availability and consumer confidence turn to the positive.

Net sales less Cost of sales (Contribution margin) at Engineered Products for the three months ended January 31, 2012 compared to the same period of last year improved by $8.8 million including Edgetech’s contribution of $5.1 million. Net sales less Cost of sales as a percent of Net sales for the quarter ended January 31, 2012 is above the same 2011 period (with and without acquisitions) even with the weak market and negative pressure on volume this most recent quarter. The reduced revenues were more than offset by the combination of pricing initiatives, cost controls and productivity improvements, which strengthened margins as well as there being a lower amount of unusual items in the first quarter of 2012 as compared to the previous year. One such pricing initiative was the oil-based raw material surcharge initiated effective May 1, 2011 at Truseal, one of the Company’s insulating glass spacer operations. The surcharge helped Truseal offset the higher cost of butyl, a key raw material of the business that is highly correlated to the price of oil. In 2011, Quanex consolidated facilities in Kent, Washington and closed a facility in The Dalles, Oregon. Of the $3.1 million in 2011 plant consolidation costs, $1.3 million is recognized in Cost of sales. The first quarter of fiscal 2011 also includes $2.1 million of warranty reserve costs which contributed to the year over year improvement in margins.

Selling, general and administrative costs increased for the 2012 first quarter primarily from the addition of Edgetech, which had $3.8 million of expenses. Additionally, first quarter 2012 Selling, general and administrative costs included expenses of $2.5 million associated with the Company’s IG spacer consolidation program compared to $1.4 million (included in the total $3.1 million discussed above) in first quarter 2011 related to plant consolidations. Selling, general and administrative costs for the full fiscal year of 2012 is expected to increase over fiscal 2011 as a full twelve months of expense associated with Edgetech is realized.

Depreciation and amortization has increased for the 2012 quarter compared to 2011 primarily due to the addition of Edgetech. Depreciation and amortization associated with Edgetech was $2.0 million for the three months ended January 31, 2012. Depreciation and amortization decreased for the first quarter 2012 compared to 2011 by $0.3 million (included in the $3.1 million discussed above) because of accelerated depreciation related to the plant consolidations that was recognized in the first quarter of 2011. Depreciation and amortization for the full fiscal year of 2012 is expected to increase over fiscal 2011 as a full twelve months of expense associated with the recognition of Edgetech intangible assets and the step-up in Edgetech’s tangible assets is realized going forward.

Engineered Products’ first quarter 2012 operating income was $1.8 million compared to an operating loss of $0.7 million a year ago. The first quarter of fiscal 2012 saw $2.5 million of expense associated with the Company’s IG spacer consolidation program compared to $5.2 million of combined facility consolidation and warranty reserve costs in the first fiscal quarter of last year, thereby improving margins. Similar to Contribution margin, Operating income for the first fiscal quarter of 2012 (with and without acquisitions) was better than the comparable period of 2011 even in the face of weaker window demand. All of the actions around pricing, cost controls, productivity and reduced unusual items resulted in positive Operating income in what is typically a seasonally difficult quarter.

On November 7, 2011, the Company announced a consolidation program for its IG spacer manufacturing facility in Barbourville, Kentucky into its IG spacer manufacturing facility in Cambridge, Ohio. At the completion of the consolidation, which is expected in 2012, the Barbourville facility will be permanently closed. The consolidation remains on budget and on schedule. Total cash spending associated with the consolidation plan are estimated at about $16.0 million (excludes a pre-tax, non-cash impairment charge of $1.6 million taken in the fourth quarter 2011). Of the $16.0 million of cash, total expenses (to be recognized in Selling, general and administrative costs) are expected to be $9.0 million for the project, comprised of approximately $4.0 million for employee-related costs and $5.0 million for plant closure, equipment moving and set up costs, substantially all of which will be charged to selling, general and administrative expense. Management’s estimates of costs, planned exit dates for employees and the timing of the project completion are subject to change. The Company expects an annual pre-tax cash savings of $9.0 million, once the consolidation is concluded.

Engineered Products’ long-term organic growth programs are focused on driving profitable growth through one sales and marketing team that is intensely focused on driving continuous improvement of customer satisfaction. The Company believes this will drive profitable growth at Engineered Products by furthering the goal of becoming the leading energy efficiency expert in the market by offering customers state-of-the-art engineering, design and marketing support. Engineered Products is in the early stages of this long-term organic growth initiative but believes it will have a meaningful impact on its long-term growth and profitability. The Company will continue to incur expenses and to invest in additional resources at Engineered Products to support this organic growth effort.

Aluminum Sheet Products

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended January 31,
	2012	2011	Change	%
	(Dollars in millions)
Net sales	$65.7	$79.1	$(13.4)	(16.9)
Cost of sales [1]	66.4	74.4	(8.0)	(10.8)
Selling, general and administrative	2.3	2.0	0.3	15.0
Depreciation and amortization	2.5	2.1	0.4	19.0

Operating income (loss)	$(5.5)	$0.6	$(6.1)	(1,016.7)

Shipped pounds	44.2	52.2	(8.0)	(15.3)

[1]	Exclusive of items shown separately below.

The primary market drivers for the Aluminum Sheet Products segment are residential repair and remodel activity and new home construction (together approximately 70% of the segment’s sales) and transportation (approximately 20% of the segment’s sales) markets.

The decrease in net sales at the Aluminum Sheet Products segment for the three months ended January 31, 2012 was the result of a 15.3% decrease in shipments and a 1.9% decrease in average selling price compared to the same period of 2011. Shipments were down from the year ago quarter in part due to weaker end demand because of the absence of the window tax credit program in the first quarter of 2012 compared to the available program in the year ago quarter. Average selling price decreased primarily due to lower London Metal Exchange (LME) aluminum prices in the comparative period. LME aluminum prices are the most commonly used index for correlating aluminum sheet prices. The Aluminum Association, which tracks aluminum industry shipments of sheet products, reported non-can sheet aluminum shipments in the first quarter up 3% from a year ago, while Aluminum Sheet Products’ shipments were down. Part of the Company’s underperformance versus the industry continues to be attributed to relatively weaker building and construction demand, where Quanex has a sizable presence, compared to stronger distribution and transportation demand, where Quanex has a relatively smaller presence. Compared to the Company’s sequential fourth quarter of 2011, shipped pounds were down 21.3 million pounds, which is not unusual for the historically lowest shipping quarter of the year.

Selling, general and administrative costs increased by $0.3 million for the three months ended January 31, 2012 compared to the same 2011 period. Selling, general and administrative costs are expected to be noticeably higher in the second quarter of 2012 compared to the previous year due to the ongoing strike at two of the segment’s facilities (see further information below). The higher costs are directly associated with the negotiating activities themselves as well as the fact that the salary workforce has stepped in to continue to keep the two facilities operating. This generally results in additional costs being required for the additional activities or backfill situations in certain cases. Higher selling, general and administrative costs are likely to continue for as long as the strike persists.

Depreciation and amortization has increased for the quarter and in 2012 compared to 2011 primarily due accelerated depreciation related to the reduction of an asset’s remaining useful life.

Operating income decreased at the Aluminum Sheet Products segment for the three months ended January 31, 2012, compared to prior year due to lower shipped pounds and lower spread. The operating loss of $5.5 million reflected the weaker end market demand and a reduced spread (sales price less material costs divided by pounds) compared to the year ago quarter. London Metal Exchange aluminum prices fell through the quarter, which in turn, lowered the spread. Spread was down 6.2% from the year ago quarter and down 5.6% from the sequential fourth quarter, primarily due to the average selling price that fell faster than the average material costs. Nichols is a high fixed cost business, so as its shipments drop, its ability to substantially reduce operating costs is limited. The segment’s operating income and margins are impacted by changes in LME aluminum prices as its spread is correlated with aluminum prices over time. Declines in aluminum prices generally result in spread compression; however, as aluminum prices rebound, spread and profits generally expand.

On January 20, 2012, Nichols experienced a strike with its union employees at two of its facilities. Negotiations for a new contract are ongoing, and management along with temporary employees are operating the two facilities while continuing to meet ongoing customer needs. The strike had no material financial impact on first quarter results. A protracted strike could have a material financial impact; however, all efforts are being made to continue to supply customers with product with the lowest amount of incremental costs possible.

Corporate and Other

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended January 31,
	2012	2011	Change	%
	(Dollars in millions)
Net sales	$(3.5)	$(3.3)	$(0.2)	6.1
Cost of sales [1]	(3.5)	(3.2)	(0.3)	9.4
Selling, general and administrative	7.4	7.5	(0.1)	(1.3)
Depreciation and amortization	0.2	—	0.2	—

Operating income (loss)	$(7.6)	$(7.6)	—	—

[1]	Exclusive of items shown separately below.

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

Selling, general and administrative costs were essentially flat year over year. Included in the results for the three months ended January 31, 2011, was $1.1 million of transaction related costs associated with the acquisition of Edgetech during fiscal 2011 with no comparative costs in 2012. The first fiscal quarter of 2012 expenses have increased by $0.6 million associated with the development and rollout of a company-wide ERP system. The Company initiated this ERP project (Project Quest) in 2011 to support the drive for long-term organic growth by bringing the myriad of disparate systems currently existing throughout the Company together into a single standard system supported by a common set of processes. During fiscal 2011, the Company recognized $1.5 million of Project Quest expense and expects an increase of expense in fiscal 2012 primarily due to a full twelve months of activity in 2012 as well as the initial conversions of the legacy systems. The current plan anticipates the conversion of all of the Company’s disparate systems to a single system over a period of at least three years. Project Quest depreciation expense of $0.1 million was incurred in the first fiscal quarter of 2012 in conjunction with the implementation of the human capital management module of the ERP system. As the new ERP system is placed in service (replacing the legacy systems) the Company expects depreciation expense to increase. Selling, general and administrative costs have increased during the first fiscal quarter of 2012 compared to the same year ago quarter due to higher stock based compensation expense associated with employees who became retirement eligible.

Other items

Other, net typically includes interest income earned on the Company’s cash and equivalents and, beginning with the acquisition of Edgetech in March 2011, foreign currency transaction gains and losses. Other income increased by $0.1 million during the three months ended January 31, 2012 compared to the respective 2011 periods with the quarter-to-date January 2012 results include foreign currency transaction gains of $0.1 million.

The Company’s estimated annual effective tax rate for the three months ended January 31, 2012 is 39.8%, compared to 38.5% for the three months ended January 31, 2011. The increase is attributable in part to the mix of domestic and foreign results which were not in the first quarter of 2011.

Liquidity and Capital Resources

The Company’s principal sources of funds are cash on hand, cash flow from operations, and borrowings under its $270.0 million Senior Unsecured Revolving Credit Facility (the Credit Facility). As of January 31, 2012, the Company has a solid liquidity position, comprised of cash and equivalents and adequate availability under the Company’s Credit Facility. The Company has $81.7 million of cash and equivalents, $173.1 million of current availability under the revolving credit facility and minimal debt of $1.6 million as of January 31, 2012. Even with the difficult economy and the Company’s difficult end markets, the Company continues to generate strong operating cash flows. Cash equivalents for the three months ended January 31, 2012 decreased by $7.9 million to $81.7 million primarily due to capital expenditures, and to a lesser extent purchases of treasury stock and dividends. The Company’s strategy for cash uses is to make strategic acquisitions that fit its fenestration vision, invest in organic growth opportunities, fund the cash dividend and make ongoing purchases of Quanex stock.

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

As of January 31, 2012, the Company had no borrowings under the Credit Facility, and the Company was in compliance with all Credit Facility covenants as seen by the table below:

	September 30,	September 30,
At January 31, 2012	Required	Actual

Consolidated Interest Coverage Ratio	No less than 3.00 to 1	122.65 to 1

Consolidated Leverage Ratio	No more than 3.25 to 1	0.14 to 1

Although there were no borrowings on the Credit Facility and only $5.6 million of outstanding letters of credit under the Credit Facility, the aggregate availability under the Credit Facility was limited by the Consolidated Leverage Ratio resulting in an availability of $173.1 million at January 31, 2012. Because the Consolidated Leverage Ratio is based on a rolling twelve months of EBITDA, a change in future earnings will impact the amount available under the Credit Facility in future quarters, absent any pro-forma EBITDA benefit from any potential acquisitions. To have access to the full availability of the $270.0 million Credit Facility, the Company must have a minimum rolling EBITDA of approximately $84 million for the previous four fiscal quarters. Actual rolling EBITDA for the previous four fiscal quarters was $55.7 million as of January 31, 2012. Increased earnings for any future periods could increase availability under the Credit Facility; conversely, reduced earnings for any future periods could adversely impact the amount available under the Credit Facility in future quarters, absent any pro-forma EBITDA benefit from any potential acquisitions.

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

The Company’s working capital was $135.1 million on January 31, 2012 compared to $140.3 million on October 31, 2011. Working capital declined by $5.2 million from a reduction in conversion capital (accounts receivable plus inventory less accounts payable) of $4.7 million as the Company’s business seasonally contracts in the first quarter compared to the previous fourth fiscal quarter. Within conversion capital, inventory increased by $8.3 million reflecting strategic increases in levels of finished goods held, including builds to support the upcoming IG plant consolidation, to enhance customer service levels and in anticipation of the building season.

The following table summarizes the Company’s cash flow results from continuing operations for the three months ended January 31, 2012 and 2011:

	September 30,	September 30,
	Three Months Ended January 31,
	2012	2011
	(In millions)
Cash flows from operating activities	$2.1	$0.7
Cash flows from investing activities	$(8.0)	$(3.4)
Cash flows from financing activities	$(2.4)	$(2.0)

Highlights from the Company’s cash flow results for the three months ended January 31, 2012 and 2011 are as follows:

Operating Activities – Continuing Operations

Cash provided by operating activities from continuing operations for the first three months of fiscal 2012 increased by $1.4 million compared to the same period last year. This increase is primarily attributable to lower annual incentive payments during the three months ended January 31, 2012 compared to the same 2011 period, offset by a decrease in conversion capital. Conversion capital during the three months ended January 31, 2012 provided $3.2 million of cash (compared to a $7.5 million source of cash in the same 2011 period) primarily attributable to slower turns of accounts receivable from customers not taking advantage of payment term discounts. Despite the continued overall weak condition of the Company’s end markets, the Company’s seasonally weakest quarter and restructuring charges, the Company generated positive cash flow during the three months ended January 31, 2012. The Company expects to generate additional operating cash flow during the balance of fiscal 2012 as the Company’s second half of its fiscal year is typically seasonally stronger.

Investing Activities – Continuing Operations

Cash used in investing activities from continuing operations during the three months ended January 31, 2012, increased $4.6 million compared to the same period in 2011. Of this, $3.9 million of the increase related to increased capital spending. In the first three months of fiscal 2012, the Company incurred $2.8 million associated with the rollout of its company-wide ERP system (Project Quest), initiated in March 2011. The current plan anticipates the conversion of all of the Company’s disparate systems to a single system over a period of at least three years. The Company also incurred capital expenditures of $1.8 million during January 31, 2012 related to the consolidation of its IG businesses. The Company expects total 2012 capital expenditures to approximate $49.0 million, including IG consolidation capital spending of approximately $7.0 million and Project Quest capital spending of $13.0 million. At January 31, 2012, the Company had commitments of approximately $9.2 million for the purchase or construction of capital assets. The Company plans to fund these capital expenditures through cash flow from operations.

Financing Activities – Continuing Operations

The Company used $2.4 million for financing activities from continuing operations during the three months ended January 31, 2012, compared to $2.0 million in the same prior year period. During the three months ended January 31, 2011, the Company received a $0.4 million repayment by the China facility (discontinued cash outflow) to its Quanex parent (offsetting financing cash inflow in continuing operations). The Company spent $0.2 million less on purchases of Quanex common stock in 2012 compared to 2011 which is offset by lower issuances of common stock from option exercises by $0.2 million.

Discontinued Operations

Cash flows from discontinued operations represent results related to the Company’s start-up facility in China that was closed in fiscal year 2010. Residual 2011 cash flows represent wind-up activities, including repayment by the China facility (discontinued cash outflow) to its Quanex parent (offsetting financing cash inflow in continuing operations).

Critical Accounting Estimates

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, the Company’s management must make decisions which impact the reported amounts and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, allowances for doubtful accounts, inventory, long-lived assets, environmental contingencies, insurance, U.S. pension and other post-employment benefits, litigation and contingent liabilities, warranty obligations and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company’s management believes the critical accounting estimates listed and described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s 2011 Annual Report on Form 10-K are the most important to the fair presentation of the Company’s financial condition and results. These policies require management’s significant judgments and estimates in the preparation of the Company’s consolidated financial statements. There have been no significant changes to the Company’s critical accounting estimates since October 31, 2011.

New Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update No. 2011-05 (ASU 2011-05), Presentation of Comprehensive Income. This amendment will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amended guidance, which must be applied retroactively, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (November 1, 2012 for the Company), with earlier adoption permitted. ASU 2011-05 impacts presentation only and will have no effect on the Company’s financial condition, results of operations or cash flows. In December 2011, the FASB issued Accounting Standards Update No. 2011-12 (ASU 2011-12), “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-12 deferred the effective date of ASU 2011-05 related to the presentation of reclassifications of items out of accumulated other comprehensive income. All other requirements of ASU 2011-05 were not affected by ASU 2011-12.

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

At January 31, 2012, the Company had fixed-rate debt totaling $0.1 million or 9% of total debt, which does not expose the Company to the risk of earnings loss due to changes in market interest rates. The Company and certain of its subsidiaries’ floating-rate obligations totaled $1.5 million, or 91% of total debt at January 31, 2012. Based on the floating-rate obligations outstanding at January 31, 2012, a one percent increase or decrease in the average interest rate would result in a change to pre-tax interest expense of approximately $15 thousand.

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

Nichols Aluminum maintains a balanced metals book position which excludes a normal operational inventory level. This operating inventory level as a matter of practice is currently not hedged against material price (LME) movements. This practice reflects that over the commodity price cycle, no gain or loss is incurred on this inventory. Through the use of firm price raw material purchase commitments and LME contracts, the Company intends to protect cost of sales from the effects of changing prices of aluminum. To the extent that the raw material costs factored into the firm price sales commitments are matched with firm price raw material purchase commitments, changes in aluminum prices should have no effect. During fiscal 2012 and 2011, the Company primarily relied upon firm price raw material purchase commitments to protect cost of sales tied to firm price sales commitments. At January 31, 2012, there were 197 open LME forward contracts associated with metal exchange derivatives covering notional volumes of 10.9 million pounds with a fair value mark-to-market net gain of approximately $0.7 million. At January 31, 2012 there were 38 open LME short sale contracts associated with metal exchange derivatives covering notional volumes of 2.1 million pounds with a fair value mark-to-market net gain of approximately $23 thousand. These contracts were not designated as hedging instruments, and any mark-to-market net gain or loss was recorded in Cost of sales with the offsetting amount reflected as a current asset or liability on the balance sheet. At October 31, 2011, there were 62 open LME forward contracts associated with metal exchange derivatives covering notional volumes of 3.4 million pounds with a fair value mark-to-market net loss of approximately $0.1 million. In addition, at October 31, 2011 there were 97 open LME short sale contracts associated with metal exchange derivatives covering notional volumes of 5.3 million pounds with a fair value mark-to-market net gain of approximately $0.1 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (1934 Act) as of January 31, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2012, the disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

During the period covered by this report, the Company consolidated its division-level payroll processes into a standard company-level process and converted the payroll processing onto a new platform. Management believes this consolidation and platform conversion constitutes a change in the Company’s internal control over financial reporting. Based on the additional procedures and review of processes that were performed, management continues to believe that its internal controls over financial reporting are adequate.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 27, 2010, the Board of Directors approved a stock repurchase program that authorized the repurchase of 1.0 million shares of the Company’s common stock, and on August 25, 2011, the Board of Directors authorized an additional 1.0 million shares to the program. The program does not have a dollar limit or an expiration date. Set forth below is a table summarizing the program and the repurchase of shares during the quarter ended January 31, 2012.

	September 30,	September 30,	September 30,	September 30,
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

November 1, 2011 thru November 30, 2011	22,337	$13.60	22,337	977,663

December 1, 2011 thru December 31, 2011 (1)	114,530	$14.19	72,000	905,663

January 1, 2012 thru January 31, 2012	—	$—	—	905,663

Total	136,867	$—	94,337	905,663

(1)

In December 2011, employees surrendered to the Company a total of 42,530 shares of common stock to satisfy individual tax withholding obligations upon vesting of previously issued restricted stock awards. Average price paid per share reflects the closing price of Quanex stock on the business day the shares were surrendered by the employee stockholder to satisfy individual tax withholding.

Item 6. Exhibits

Exhibit Number	Description of Exhibits

3.1	Certificate of Incorporation of the Registrant dated as of December 12, 2007, filed as Exhibit 3.1 of the Registrant’s Registration Statement on Form 10 (Reg. No. 001-33913) as filed with the Securities and Exchange Commission on January 11, 2008, and incorporated herein by reference.

3.2	Amended and Restated Bylaws of the Registrant dated as of August 25, 2011, filed as Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913) filed with the Securities and Exchange Commission on August 29, 2011, and incorporated herein by reference.

4.1	Form of Registrant’s Common Stock certificate, filed as Exhibit 4.1 of Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (Reg. No. 001-33913) as filed with the Securities and Exchange Commission on February 14, 2008, and incorporated herein by reference.

4.2	Credit Agreement dated as of April 23, 2008, among the Company, certain of its subsidiaries as guarantors, Wells Fargo Bank, National Association, in its capacity as administrative agent, and certain lender parties, filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913) dated April 23, 2008, and incorporated herein by reference.

*31.1	Certification by chief executive officer pursuant to Rule 13a-14(a)/15d-14(a).

*31.2	Certification by chief financial officer pursuant to Rule 13a-14(a)/15d-14(a).

*32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

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

QUANEX BUILDING PRODUCTS CORPORATION

Date: March 7, 2012	/s/ Brent L. Korb
Brent L. Korb
Senior Vice President – Finance and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

3.1	Certificate of Incorporation of the Registrant dated as of December 12, 2007, filed as Exhibit 3.1 of the Registrant’s Registration Statement on Form 10 (Reg. No. 001-33913) as filed with the Securities and Exchange Commission on January 11, 2008, and incorporated herein by reference.

3.2	Amended and Restated Bylaws of the Registrant dated as of August 25, 2011, filed as Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913) filed with the Securities and Exchange Commission on August 29, 2011, and incorporated herein by reference.

4.1	Form of Registrant’s Common Stock certificate, filed as Exhibit 4.1 of Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (Reg. No. 001-33913) as filed with the Securities and Exchange Commission on February 14, 2008, and incorporated herein by reference.

4.2	Credit Agreement dated as of April 23, 2008, among the Company, certain of its subsidiaries as guarantors, Wells Fargo Bank, National Association, in its capacity as administrative agent, and certain lender parties, filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913) dated April 23, 2008, and incorporated herein by reference.

*31.1	Certification by chief executive officer pursuant to Rule 13a-14(a)/15d-14(a).

*31.2	Certification by chief financial officer pursuant to Rule 13a-14(a)/15d-14(a).

*32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith