Form 10-Q
period 2012-04-30
Quanex Building Products CORP
filed 2012-06-11
CIK 1423221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 ________________________________________________
FORM 10-Q
 ________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to            .
Commission File Number 1-33913
  ________________________________________________
 QUANEX BUILDING PRODUCTS CORPORATION
(Exact name of registrant as specified in its charter)
  ________________________________________________

DELAWARE	26-1561397
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1900 West Loop South, Suite 1500, Houston, Texas 77027
(Address of principal executive offices and zip code)
Registrant’s telephone number, including area code: (713) 961-4600
  ________________________________________________
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 5, 2012
Common Stock, par value $0.01 per share	36,835,454

QUANEX BUILDING PRODUCTS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 30, 2012	October 31, 2011
	(In thousands except share amounts)
ASSETS
Current assets:
Cash and equivalents	$54,145	$89,619
Accounts receivable, net of allowance of $1,137 and $1,062	81,622	81,969
Inventories, net	65,384	55,842
Deferred income taxes	20,531	11,220
Prepaid and other current assets	7,117	6,423
Total current assets	228,799	245,073
Property, plant and equipment, net	163,809	158,209
Deferred income taxes	8,240	7,669
Goodwill	68,701	69,432
Intangible assets, net	83,086	87,943
Other assets	15,405	16,603
Total assets	$568,040	$584,929
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$69,294	$66,339
Accrued liabilities	42,396	38,058
Current maturities of long-term debt	352	352
Total current liabilities	112,042	104,749
Long-term debt	1,183	1,314
Deferred pension and postretirement benefits	5,331	7,784
Liability for uncertain tax positions	8,580	8,412
Non-current environmental reserves	10,606	11,221
Other liabilities	14,465	14,223
Total liabilities	152,207	147,703
Stockholders’ equity:
Preferred stock, no par value, shares authorized 1,000,000; issued and outstanding - none	—	—
Common stock, $0.01 par value, shares authorized 125,000,000; issued 37,800,604 and 37,843,134, respectively	378	378
Additional paid-in-capital	243,039	241,983
Retained earnings	190,854	213,143
Accumulated other comprehensive income (loss)	(4,802)	(3,642)
Less treasury stock at cost, 967,816 and 1,035,288 shares, respectively	(13,636)	(14,636)
Total stockholders’ equity	415,833	437,226
Total liabilities and stockholders’ equity	$568,040	$584,929
The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Net sales	$194,444	$203,112	$356,023	$362,920
Cost and expenses:
Cost of sales (exclusive of items shown separately below)	171,837	175,512	309,879	315,167
Selling, general and administrative	29,125	22,024	54,277	42,318
Depreciation and amortization	9,561	7,861	19,250	15,386
Operating income (loss)	(16,079)	(2,285)	(27,383)	(9,951)
Non-operating income (expense):
Interest expense	(114)	(110)	(240)	(231)
Other, net	(39)	338	178	438
Income (loss) from continuing operations before income taxes	(16,232)	(2,057)	(27,445)	(9,744)
Income tax benefit (expense)	3,947	668	8,412	3,627
Income (loss) from continuing operations	(12,285)	(1,389)	(19,033)	(6,117)
Income (loss) from discontinued operations, net of taxes	—	—	—	(12)
Net income (loss)	$(12,285)	$(1,389)	$(19,033)	$(6,129)
Basic earnings per common share:
Earnings (loss) from continuing operations	$(0.34)	$(0.04)	$(0.52)	$(0.16)
Income (loss) from discontinued operations	—	—	—	(0.01)
Basic earnings (loss) per share	$(0.34)	$(0.04)	$(0.52)	$(0.17)
Diluted earnings per common share:
Earnings (loss) from continuing operations	$(0.34)	$(0.04)	$(0.52)	$(0.16)
Income (loss) from discontinued operations	—	—	—	(0.01)
Diluted earnings (loss) per share	$(0.34)	$(0.04)	$(0.52)	$(0.17)
Weighted-average common shares outstanding:
Basic	36,567	37,092	36,557	37,092
Diluted	36,567	37,092	36,557	37,092
The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Six Months Ended
	April 30,
	2012	2011
	(In thousands)
Operating activities:
Net income (loss)	$(19,033)	$(6,129)
Loss (income) from discontinued operations	—	12
Adjustments to reconcile net income (loss) to cash provided by operating activities from continuing operations:
Depreciation and amortization	19,285	15,420
Restructuring charges	2,759	1,404
Deferred income taxes	(10,064)	(4,539)
Stock-based compensation	2,879	2,722
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Decrease (increase) in accounts and notes receivable	111	(1,176)
Decrease (increase) in inventory	(9,658)	(12,961)
Decrease (increase) in other current assets	(705)	(1,095)
Increase (decrease) in accounts payable	3,493	6,097
Increase (decrease) in accrued liabilities	(883)	(7,675)
Increase (decrease) in income taxes	425	460
Increase (decrease) in deferred pension and postretirement benefits	(2,453)	(29)
Other, net	2,054	2,152
Cash provided by (used for) operating activities from continuing operations	(11,790)	(5,337)
Cash provided by (used for) operating activities from discontinued operations	—	(68)
Cash provided by (used for) operating activities	(11,790)	(5,405)
Investing activities:
Acquisitions, net of cash acquired	—	(110,845)
Capital expenditures	(21,311)	(10,896)
Proceeds from executive life insurance	—	683
Other, net	21	75
Cash provided by (used for) investing activities from continuing operations	(21,290)	(120,983)
Cash provided by (used for) investing activities from discontinued operations	—	—
Cash provided by (used for) investing activities	(21,290)	(120,983)
Financing activities:
Repayments of long-term debt	(131)	(23)
Common stock dividends paid	(2,939)	(3,001)
Purchase of treasury stock	(1,284)	(1,504)
Issuance of common stock from stock option exercises, including related tax benefits	1,427	1,048
Other, net	—	392
Cash provided by (used for) financing activities from continuing operations	(2,927)	(3,088)
Cash provided by (used for) financing activities from discontinued operations	—	(392)
Cash provided by (used for) financing activities	(2,927)	(3,480)
Effect of exchange rate changes on cash and equivalents	533	(43)
Less: (Increase) decrease in cash and equivalents from discontinued operations	—	460
Increase (decrease) in cash and equivalents from continuing operations	(35,474)	(129,451)
Cash and equivalents at beginning of period	89,619	187,178
Cash and equivalents at end of period	$54,145	$57,727
The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

Six Months Ended April 30, 2012	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	(In thousands, except per share amounts)
Balance at October 31, 2011	$378	$241,983	$213,143	$(3,642)	$(14,636)	$437,226
Net income (loss)	—	—	(19,033)	—	—	(19,033)
Foreign currency translation adjustment (net of taxes of $66)	—	—	—	(1,160)	—	(1,160)
Common dividends ($0.08 per share)	—	—	(2,939)	—	—	(2,939)
Treasury shares purchased, at cost	—	—	—	—	(1,284)	(1,284)
Stock-based compensation activity:
Stock-based compensation earned	—	2,304	—	—	—	2,304
Stock options exercised	—	(29)	(4)	—	1,098	1,065
Restricted stock awards	—	(1,186)	—	—	1,186	—
Stock-based compensation tax benefit	—	298	—	—	—	298
Other	—	(331)	(313)	—	—	(644)
Balance at April 30, 2012	$378	$243,039	$190,854	$(4,802)	$(13,636)	$415,833
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

In May 2011, the FASB issued Accounting Standards Update No. 2011-04 (ASU 2011-04), Fair Value Measurement (ASC Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amended guidance changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. The guidance provided in ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 (February 1, 2012 for the Company) and is applied prospectively. The adoption of ASU 2011-04 did not have a material impact on the Company's consolidated financial statements.
In June 2011, the FASB issued Accounting Standards Update No. 2011-05 (ASU 2011-05), Presentation of Comprehensive

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
In September 2011, the FASB issued Accounting Standards Update No. 2011-08 (ASU 2011-08), Testing Goodwill for Impairment which amends the guidance in ASC 350-20. The amendments in ASU 2011-08 provide entities with the option of performing a qualitative assessment before performing the first step of the two-step impairment test. If entities determine, on the basis of qualitative factors, it is not more likely than not that the fair value of the reporting unit is less than the carrying amount, then performing the two-step impairment test would be unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. ASU 2011-08 also provides entities with the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to the first step of the two-step impairment test. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 (November 1, 2012 for the Company), although early adoption is permitted. The provisions of ASU 2011-08 will not have a material effect on the Company's consolidated financial statements.
In December 2011, the FASB issued Accounting Standards Update No. 2011-11 (ASU 2011-11), Disclosures about Offsetting Assets and Liabilities, where entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements, and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. These disclosures assist users of financial statements in evaluating the effect or potential effect of netting arrangements on a company’s financial position. The Company is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013 (November 1, 2013 for the Company). The Company does not expect the provisions of ASU 2011-11 to have a material impact on its consolidated financial statements.

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

As consideration for the acquisition, Quanex paid $104.4 million in cash, net of $0.8 million of cash acquired. Of the cash paid, $7.0 million was placed into an escrow fund to satisfy certain indemnity obligations under the merger agreement. Additionally, Quanex is responsible for the tax liability resulting from the pre-closing reorganization of Lauren and its subsidiaries limited to $3.5 million, of which $24 thousand is remaining to be paid. The Edgetech acquisition was accounted for as a business combination using the acquisition method of accounting under which the total purchase price consideration is allocated to assets and liabilities assumed based upon their fair values. The purchase price allocation resulted in goodwill of $44.6 million, which is not deductible for income tax purposes. Any transaction-related costs in connection with the Edgetech acquisition were expensed as occurred within Selling, general and administrative expense in its Consolidated Statement of Income.
The following table provides consolidated results of operations for the three and six months ended April 30, 2012 compared to unaudited pro forma consolidated results of operations for the combined entity for the three and six months ended April 30, 2011 as if Edgetech had been acquired as of November 1, 2009.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	Actual	Pro forma	Actual	Pro forma
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Net sales	$194,444	$215,582	$356,023	$392,917
Operating income (loss)	(16,079)	(865)	(27,383)	(7,585)
Income (loss) from continuing operations	$(12,285)	$(422)	$(19,033)	$(4,730)
Diluted earnings (loss) per common share from continuing operations	$(0.34)	$(0.01)	$(0.52)	$(0.13)

The unaudited pro forma consolidated results of operations were prepared using the acquisition method of accounting and are based on the historical financial information of the Company and Edgetech. The unaudited pro forma financial information does not purport to reflect the results the combined company may achieve in future periods or the results that would have been obtained had Quanex acquired Edgetech on the first day of its fiscal 2010 period. The unaudited pro forma financial information does not include any operating efficiencies or cost savings that may be achieved or any integration expenses. Additionally, the historical Edgetech financial information has not been adjusted to remove expenses that have ceased under Quanex’s ownership, such as the prior parent company allocation, or to add incremental anticipated stand-alone expenses going forward. Generally, the pro forma financial information reflects the allocation of the purchase price to the appropriate assets and liabilities based upon their fair values, and related changes in depreciation and amortization expense. Accordingly, such amounts are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the dates indicated or that may result in the future. The unaudited pro forma information reflects primarily the following unaudited pro forma adjustments for the three and six months ended April 30, 2011:

•	Historical pre-acquisition results of operations for Edgetech for the three and six months ended April 30, 2011;

•	Amortization expense related to the fair value of identifiable intangible assets acquired;

•	Additional depreciation expense related to the fair value adjustment to property, plant and equipment acquired;

•	Additional facility rental expense;

•	Reduction of cost of goods sold of $0.9 million in the three and six months ended April 30, 2011 to remove the value of inventory sold as a result of applying purchasing accounting;

•	Reduction of expense of $2.2 million in the three and six months ended April 30, 2011 to remove the transaction-related costs incurred;

•	The Edgetech historical results and all of the above adjustments were adjusted for the applicable tax impact.

4. Goodwill and Acquired Intangible Assets
Goodwill
All of the Company’s goodwill is recorded on the Engineered Products segment. The change in the carrying amount of goodwill for the period ended April 30, 2012 is as follows (in thousands):

Engineered Products Goodwill
Balance at October 31, 2011	$69,432
Foreign currency translation adjustment	(731)
Balance at April 30, 2012	$68,701
Acquired Intangible Assets
Intangible assets consist of the following (in thousands):

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	As of April 30, 2012		As of October 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer relationships	$43,914	$(10,136)	$44,260	$(8,588)
Trademarks and trade names	44,662	(13,034)	44,857	(11,540)
Patents and other technology	25,077	(8,464)	25,300	(7,552)
Other	1,391	(324)	1,392	(186)
Total	$115,044	$(31,958)	$115,809	$(27,866)

The aggregate amortization expense for the three and six months ended April 30, 2012 was $2.1 million and $4.1 million, respectively. The aggregate amortization expense for the three and six months ended April 30, 2011 was $1.3 million and $2.1 million, respectively. The increased amortization expense relates to the intangibles acquired in the March 2011 Edgetech acquisition. Estimated amortization expense for the next five years for existing intangibles follows (in thousands):

Fiscal Years Ending October 31,	Estimated Amortization
(In thousands)
2012 (remaining six months)	$4,159
2013	$8,250
2014	$8,126
2015	$7,988
2016	$7,747

5. Inventories
Inventories consist of the following:

	April 30, 2012	October 31, 2011
	(In thousands)
Raw materials	$29,764	$27,862
Finished goods and work in process	32,677	24,988
Supplies and other	2,943	2,992
Total	$65,384	$55,842
Fixed costs related to excess manufacturing capacity, if any, have been expensed in the period, and therefore, are not capitalized into inventory. The values of inventories are based on the following accounting methods:

	April 30, 2012	October 31, 2011
	(In thousands)
LIFO	$21,024	$18,782
FIFO	44,360	37,060
Total	$65,384	$55,842

An actual valuation of inventory under the last in, first out (LIFO) method can be made only at the end of each year based on the inventory costs and levels at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory costs and levels. Because these are subject to many factors beyond management’s control, interim

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

results are subject to the final year-end LIFO inventory valuation which could significantly differ from interim estimates. To estimate the effect of LIFO on interim periods, the Company performs a projection of the year-end LIFO reserve and considers expected year-end inventory pricing and expected inventory levels. Depending on this projection, the Company may record an interim allocation of the projected year-end LIFO calculation. This projection resulted in zero interim LIFO allocation (reported in Cost of sales) for the six months ended April 30, 2012. With respect to inventories valued using the LIFO method, replacement cost exceeded the LIFO value by approximately $12.3 million as of April 30, 2012 and October 31, 2011, respectively.

6. Earnings and Dividends Per Share
Earnings Per Share
Fiscal 2012 and 2011 basic and diluted earnings per share from continuing operations are identical for the three and six months ended April 30, 2012 and 2011 as the Company reported a loss from continuing operations. The computation of diluted earnings per share excludes outstanding options and other common stock equivalents in periods where inclusion of such potential common stock instruments would be anti-dilutive in the periods presented. When income from continuing operations is a loss, all potential dilutive instruments are excluded from the computation of diluted earnings per share as they would be anti-dilutive. Accordingly, for the three and six months ended April 30, 2012, 0.1 million and 0.1 million, respectively, of restricted stock and 0.4 million and 0.4 million, respectively, of common stock equivalents were excluded from the computation of diluted earnings per share as the Company had a loss from continuing operations. For the three and six months ended April 30, 2011, 0.3 million and 0.2 million, respectively, of restricted stock and 0.4 million and 0.4 million, respectively, of common stock equivalents were excluded from the computation of diluted earnings per share as the Company had a loss from continuing operations.
For the six months ended April 30, 2012 and 2011, the Company had 0.8 million and 0.3 million, respectively, of securities that are potentially dilutive in future earnings per share calculations. Such dilution will be dependent on the excess of the market price of the Company’s stock over the exercise price and other components of the treasury stock method.
Dividends Per Share
During the three and six months ended April 30, 2012, the Company paid $0.04 and $0.08, respectively, cash dividend per common share. During the three and six months ended April 30, 2011, the Company paid $0.04 and $0.08, respectively, cash dividend per common share.

7. Comprehensive Income
Comprehensive income comprises net income and all other non-owner changes in equity, including foreign currency translation, pension related adjustments and realized and unrealized gains and losses on derivatives, if any. Comprehensive income for the three and six months ended April 30, 2012 and 2011 was as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2012	2011	2012	2011
	(In thousands)
Comprehensive income (loss):
Net income (loss)	$(12,285)	$(1,389)	$(19,033)	$(6,129)
Foreign currency translation adjustment, net of taxes	673	1,885	(1,160)	1,977
Total comprehensive income (loss), net of taxes	$(11,612)	$496	$(20,193)	$(4,152)

The 2012 and 2011 foreign currency translation activity is primarily associated with Edgetech, acquired by the Company on March 31, 2011. As a result of this acquisition, Quanex has operations in Germany and the United Kingdom whose functional currency is the Euro and the British Pound Sterling, respectively.

8. Long-Term Debt and Capital Lease Obligations
Long-term debt consists of the following:

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	April 30, 2012	October 31, 2011
	(In thousands)
Revolving Credit Facility	$—	$—
City of Richmond, Kentucky Industrial Building Revenue Bonds	800	900
Scott County, Iowa Industrial Waste Recycling Revenue Bonds	600	600
Capital lease obligations and other	135	166
Total debt	$1,535	$1,666
Less maturities due within one year included in current liabilities	352	352
Long-term debt	$1,183	$1,314

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
As of April 30, 2012, the Company had no borrowings under the Credit Facility, and the Company was in compliance with all Credit Facility financial covenants. The availability under the Credit Facility is a function of both the facility amount utilized and meeting covenant requirements. Although there were no borrowings on the Credit Facility and only $5.7 of outstanding letters of credit under the Credit Facility, the aggregate availability under the Credit Facility was limited by the Consolidated Leverage Ratio resulting in an availability of $166.0 million at April 30, 2012.

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
The components of net periodic pension cost are as follows:

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2012	2011	2012	2011
	(In thousands)
Net periodic benefit cost:
Service cost	$846	$945	$1,826	$1,883
Interest cost	204	201	408	401
Expected return on plan assets	(303)	(261)	(580)	(519)
Amortization of net loss	23	23	73	45
Net periodic benefit cost	$770	$908	$1,727	$1,810

The decrease in net periodic benefit cost from 2011 to 2012 is primarily attributable to decreases in the liabilities and normal costs used to calculate the net periodic benefit cost primarily attributable to demographic data changes. The Company’s pension funding policy generally has been to make the minimum annual contributions required by applicable regulations while considering targeted funded percentages. In fiscal 2010, the Company decided to modify its funding strategy and accelerate contributions to target a 100% funding threshold. Additionally, the Company will consider funding fiscal year requirements early in the fiscal year to potentially maximize returns on assets. During the three and six months ended April 30, 2012, the Company contributed $4.2 million to the plan. The Company does not expect to make any additional contributions for the balance of fiscal 2012. Future contributions are dependent on many variables, including the variability of the market value of the assets as compared to the obligation and other market or regulatory conditions. In addition, the Company takes into consideration its business investment opportunities and resulting cash requirements. Accordingly, actual funding may differ greatly from current estimates.

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
The Company measures its inventory at the segment level on a FIFO or weighted-average basis; however, at the consolidated Company level, approximately one third of the inventory is measured on a LIFO basis. The LIFO reserve is computed on a consolidated basis as a single pool and is thus treated as a corporate expense. See Note 5 to the financial statements for more information. LIFO inventory adjustments along with corporate office charges and intersegment eliminations are reported as Corporate, Intersegment Eliminations or Other. The Company accounts for intersegment sales and transfers as though the sales or transfers were to third parties, that is, at current market prices. Intersegment sales, related cost of sales, and intercompany profit are eliminated in consolidation at Corporate. Corporate assets primarily include cash and equivalents partially offset by the Company’s consolidated LIFO inventory reserve.

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2012	2011	2012	2011
	(In thousands)
Net Sales:
Engineered Products	$108,770	$82,493	$208,163	$166,504
Aluminum Sheet Products	88,293	123,059	153,993	202,197
Intersegment Eliminations	(2,619)	(2,440)	(6,133)	(5,781)
Consolidated	$194,444	$203,112	$356,023	$362,920
Operating Income (Loss):
Engineered Products	$83	$1,914	$1,887	$1,266
Aluminum Sheet Products	(7,533)	6,058	(13,051)	6,609
Corporate & Other	(8,629)	(10,257)	(16,219)	(17,826)
Consolidated	$(16,079)	$(2,285)	$(27,383)	$(9,951)

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	April 30, 2012	October 31, 2011
	(In thousands)
Identifiable Assets:
Engineered Products	$391,099	$389,889
Aluminum Sheet Products	133,833	132,161
Corporate, Intersegment Eliminations & Other	43,108	62,879
Consolidated	$568,040	$584,929
Goodwill:
Engineered Products	$68,701	$69,432
Consolidated	$68,701	$69,432

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

The Company’s practice is to grant options and restricted stock or RSUs to non-employee directors on the last business day of each fiscal year, with an additional grant of options to each director on the date of his or her first anniversary of service. Additionally, the Company’s practice is to grant options, restricted stock and RSUs to employees at the Company’s December board meeting and occasionally to key employees as deemed appropriate at other times during the year. The exercise price of the option awards is equal to the closing market price on the date granted. The Company generally issues shares from treasury stock, if available, to satisfy stock option exercises and grants of restricted stock. If there are no shares in treasury stock, the Company issues additional shares of common stock. The Company has not capitalized any stock-based compensation cost as part of inventory or fixed assets during the six months ended April 30, 2012 and 2011.
Restricted Stock Awards
Under the 2008 Plan, common stock may be awarded to key employees, officers and non-employee directors. The recipient is entitled to all of the rights of a shareholder, except that during the forfeiture period the shares are nontransferable. The awards vest over a specified time period, but typically either immediately vest or cliff vest over a three-year period with service as the vesting condition. Upon issuance of stock under the plan, fair value is measured by the grant-date price of the Company’s shares. This fair value is then expensed over the restricted period with a corresponding increase to additional paid-in-capital. A summary of non-vested restricted stock award changes during the six months ended April 30, 2012 follows:

	Shares	Weighted - Average Grant-Date Fair Value Per Share
Non-vested at October 31, 2011	256,390	$12.67
Granted	83,900	15.08
Vested	(115,790)	7.82
Non-vested at April 30, 2012	224,500	$16.08

The weighted-average grant-date fair value of restricted stock granted during the six months ended April 30, 2012 and 2011 was $15.08 and $17.14 per share, respectively. The total fair value of restricted stock vested during the six months ended April 30, 2012 was $0.9 million. Total unrecognized compensation cost related to unamortized restricted stock awards was $1.9 million as

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

of April 30, 2012. This cost is expected to be recognized over a weighted-average period of 2.0 years.
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

	Six Months Ended
	April 30,
	2012	2011
Weighted-average expected volatility	54.0%	53.0%
Expected term (in years)	4.9-5.1	4.9-5.1
Risk-free interest rate	1.0%	1.7%
Expected dividend yield over expected term	1.0%	1.0%
Weighted-average grant-date fair value per share	$6.49	$7.57

Below is a table summarizing the stock option shares activity for the 2008 Plan since October 31, 2011:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000s)
Outstanding at October 31, 2011	2,137,436	$14.08
Granted	455,050	15.08
Exercised	(77,909)	13.67
Cancelled/Expired	(3,300)	13.94
Outstanding at April 30, 2012	2,511,277	14.28	7.5	$10,567
Vested or expected to vest at April 30, 2012	2,444,823	14.21	7.5	$10,432
Exercisable at April 30, 2012	1,672,985	$13.41	6.8	$8,456

The total intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the six months ended April 30, 2012 and 2011 was $0.3 million and $0.3 million, respectively. The total fair value of shares vested during the six months ended April 30, 2012 and 2011 was $2.3 million and $2.1 million, respectively. Total unrecognized compensation cost related to stock options granted under the 2008 Plan was $3.9 million as of April 30, 2012. This cost is expected to be recognized over a weighted-average period of 1.7 years.
Restricted Stock Units
RSUs vest over a specified time period, but typically either immediately vest or cliff vest over a three-year period with service as the vesting condition. RSUs are not considered to be outstanding shares of common stock and do not have voting rights. Holders of RSUs receive cash for an equivalent amount of cash dividends paid on the underlying common stock. Upon the earlier of the date the director ceases to be a board member or a change of control or upon vesting for the employee grants, each RSU is payable in cash in an amount equal to the market value of one share of the Company’s common stock. Accordingly, the RSU liability will be adjusted to fair market value at each reporting date. The Company granted 137,500 and 0 RSU awards, respectively, during the six months ended April 30, 2012 and 2011. The fair market value per share of the outstanding awards was $18.43 and $20.96 as of April 30, 2012 and 2011, respectively. The aggregate amount charged to expense with respect to these awards was $0.6 million and $0.1 million for the six months ended April 30, 2012 and 2011, respectively. The number of RSU awards outstanding as of April 30, 2012 and October 31, 2011 was 184,226 and 56,410, respectively.

12. Income Taxes

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The provision for income taxes is determined by applying an estimated annual effective income tax rate to income from continuing operations before income taxes. The rate is based on the most recent annualized forecast of pretax income, permanent book versus tax differences and tax credits. The Company’s estimated annual effective tax rate for the six months ended April 30, 2012 is 30.7% compared to the estimated annual effective tax rate of 37.2% for the six months ended April 30, 2011. The decrease in the effective tax rate benefit is primarily attributable to nondeductible employee related items in the current year.
Prepaid and other current assets on the Consolidated Balance Sheets include an income tax receivable of $0.2 million as of April 30, 2012 and October 31, 2011.
The Company’s unrecognized tax benefit (UTB) is related to the Separation and state tax items regarding the interpretations of tax laws and regulations. The total UTB as of April 30, 2012 is $19.2 million. Of this, $8.6 million is recorded in Liability for uncertain tax positions and $10.6 million is recorded in Deferred income taxes (non-current assets) on the Consolidated Balance Sheets. The UTB includes $17.9 million for which the disallowance of such items would not affect the annual effective tax rate.

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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Total environmental reserves and corresponding recovery for the Company as of April 30, 2012 and October 31, 2011 were as follows:

	April 30, 2012	October 31, 2011
	(In thousands)
Current[1]	$1,804	$1,965
Non-current	10,606	11,221
Total environmental reserves	$12,410	$13,186
Receivable for recovery of remediation costs[2]	$11,860	$12,304
 ________________________

[1]	Reported in Accrued liabilities on the Consolidated Balance Sheets.

[2]	Reported in Accounts receivable and Other assets on the Consolidated Balance Sheets.
Currently, the Company’s ongoing remediation activities are at one of its subsidiaries, Nichols Aluminum-Alabama, LLC (NAA). NAA operates a plant in Decatur, Alabama that is subject to an Alabama Hazardous Wastes Management and Minimization Act Post-Closure Permit. Among other things, the permit requires NAA to remediate, as directed by the state, historical environmental releases of wastes and waste constituents. Consistent with the permit, NAA has undertaken various studies of site conditions and, during the first quarter of 2006, started a phased program to treat in-place free product petroleum that had been released underneath the plant. During the second quarter 2010, NAA submitted to the state the first component of its proposed workplan for implementing a site-wide remedy. The full workplan was submitted to the state during the third quarter 2010, revised during the second quarter 2011 to reflect both additional sampling data and responses to state comments, and revised again in the fourth quarter 2011 in response to another round of state comments. Based on those plans, which remain subject to further comment, revision, and state approval, the Company’s remediation reserve at NAA’s Decatur plant is $12.3 million as of April 30, 2012. Approximately $1.2 million of the April 30, 2012 reserve represents administrative costs; the balance of $11.1 million represents estimated costs for investigation, studies, cleanup, and treatment. The reserve has not been discounted. NAA was acquired through a stock purchase in which the sellers agreed to indemnify Quanex and NAA for identified environmental matters related to the business and based on conditions initially created or events initially occurring prior to the acquisition. Environmental conditions are presumed to relate to the period prior to the acquisition unless proved to relate to releases occurring entirely after closing. The limit on indemnification is $21.5 million excluding legal fees. While the Company’s current estimates indicate it will not reach this limit, changing circumstances could result in additional costs or expense that are not foreseen at this time. In accordance with the indemnification, the indemnitors paid the first $1.5 million of response costs and have been paying 90% of ongoing costs. Based on its experience to date, its estimated cleanup costs going forward, and costs incurred to date as of April 30, 2012, the Company expects to recover from the sellers’ shareholders an additional $11.9 million which has not been discounted. Of that, $11.1 million is recorded in Other assets on the Consolidated Balance Sheets, and the balance is reflected in Accounts receivable on the Consolidated Balance Sheets. The undiscounted recovery from indemnitors as of October 31, 2011was $12.3 million.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The following table provides a reconciliation of the activity related to the Company’s accrued warranty, including both the current (reported in Accrued liabilities on the Consolidated Balance Sheets) and long-term portions (reported in Other liabilities on the Consolidated Balance Sheets), for the six months ended April 30, 2012 (in thousands):

April 30, 2012
Balance at October 31, 2011	$5,262
Provision for warranty expense	316
Warranty costs paid	(164)
Total accrued warranty	$5,414
Less long-term portion	3,565
Current accrued warranty	$1,849

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

	Quoted Prices in Active Markets for Identical Assets (Level 1)
	April 30, 2012	October 31, 2011
	(In thousands)
Money Market Fund investments	$43,878	$80,688
Pension plan assets	18,785	14,004
Total	$62,663	$94,692

The Company holds Money Market Fund investments that are classified as cash equivalents and pension plan assets measured at fair value based on active market quotations, which represent Level 1 inputs. As of April 30, 2012 and October 31, 2011, the Company did not have any assets or liabilities measured at fair value on a recurring basis in Level 2 or Level 3.

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
As of October 31, 2011, the number of shares in treasury stock was 1,035,288. During the six months ended April 30, 2012, the Company purchased 94,337 shares at a cost of $1.3 million partially offset by shares issued for stock option exercises and restricted stock grants for a net decrease to the number of shares in treasury stock to 967,816 as of April 30, 2012. Since inception of the program, Quanex has purchased 1,094,337 shares through April 30, 2012. The remaining shares authorized for repurchase in the program was 905,663 as of April 30, 2012.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. Other Income (Expense)
During the three and six months ended April 30, 2012, the Company incurred $0.1 million of transaction losses and $9 thousand of transaction gains which are included in determining net income primarily related to Edgetech’s international operations and foreign currency denominated exposures. During the three and six months ended April 30, 2011, the Company incurred $0.3 million and $0.3 million, respectively, of transaction gains related to foreign currency denominated exposures.

18. Restructuring and Related Activities
In November 2011, management committed to a plan to close its Barbourville, Kentucky facility (Barbourville) which is included in the Engineered Products segment. The consolidation plan, in part, calls for the permanent closing of Barbourville. The equipment used to manufacture the single seal spacer system is being relocated to the Company’s Cambridge, Ohio facility. The Company believes this consolidation will allow it to better serve customers through streamlined operations. The consolidation of operations and the subsequent closure of the Barbourville facility are expected to be completed during 2012.
Under ASC Topic 712, “Compensation — Nonretirement Postemployment Benefits”, the Company is required to record charges for contractual termination benefits and other ongoing benefit arrangements when it is probable that employees will be entitled to benefits under the contract’s terms and the amount can be reasonably estimated. The Company determined that certain severance pay qualifies as either a contractual termination benefit or an ongoing benefit arrangement, and accordingly has recognized $0.9 million and $3.0 million, respectively, in estimated severance during the three and six months ended April 30, 2012. Severance will be paid out during the remainder of 2012, provided employees continue their employment until their planned exit dates.
Under ASC Topic 420, “Exit or Disposal Cost Obligations,” the Company is required to record charges for one-time employee termination benefits, contract termination costs, and other associated costs as incurred. For the three and six months ended April 30, 2012, the Company expensed $2.3 million and $2.7 million, respectively, of facilities consolidation costs.
All other costs related to the closure and relocation activities are being recorded as incurred, when they meet the definition of a liability, and they are included in the statements of income as selling, general, and administrative expenses, in accordance with the applicable accounting guidance. Cumulative costs incurred as of April 30, 2012 total $5.7 million. Total expected costs of $9 million for the project are comprised of approximately $4 million for employee-related costs and $5 million for plant closure, equipment moving and set up costs, substantially all of which will be charged to selling, general and administrative expense. Management’s estimates of costs, planned exit dates for employees and the timing of the project completion are subject to change.
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

During November 2010, the Company committed to a plan to shut down its plant in The Dalles (included in the Engineered Products segment) and service its clients out of other locations. The Dalles shut down was completed in January 2011. The Company accrued a net lease liability for the difference between remaining lease rental payments offset by sublease income, since management subleased the facility in November 2011. The Company does not expect to have any additional charges for contract termination and other exit costs related to The Dalles.

A reconciliation of the beginning and ending liability balances showing charges to expense, cash payments and other adjustments for the six months ended April 30, 2012 is as follows (in thousands):

	Employee termination costs	Facility consolidation costs	Contract termination and other exit costs	Total
Reconciliation of the liability in the balance sheet
Beginning balance, October 31, 2011	$—	$—	$722	$722
Charges to expense, continuing operations	3,025	2,663	—	5,688
Cash payments	(725)	(1,992)	(212)	(2,929)
Other adjustments	—	—	—	—
Ending balance, April 30, 2012	$2,300	$671	$510	$3,481

The employee termination and facility consolidation activity above related to the IG spacer consolidation program while

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

the contract termination and other exit costs relate to The Dalles shut down.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
The discussion and analysis of Quanex Building Products Corporation and its subsidiaries’ financial condition and results of operations should be read in conjunction with the April 30, 2012 Consolidated Financial Statements of the Company and the accompanying notes and in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2011. References made to the “Company” or “Quanex” include Quanex Building Products Corporation and its subsidiaries and Quanex Corporation (accounting predecessor to Quanex Building Products Corporation) unless the context indicates otherwise.
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

In November 2011, management committed to a plan to consolidate its Insulating Glass (IG) spacer manufacturing facility in Barbourville, Kentucky into its IG spacer manufacturing facility in Cambridge, Ohio. In 2010, management closed its start-up facility in China due to the contraction of demand and the Company’s ability to serve the overseas thin film solar panel market from its North American operations. Accordingly, the China assets and liabilities, results of operations and cash flows are reported as discontinued operations for all periods presented. Unless otherwise noted, all discussions reflect only continuing operations.

Consolidated Results of Operations
Summary Information

	Three Months Ended				Six Months Ended
	April 30,				April 30,
	2012	2011	Change	%	2012	2011	Change	%
	(Dollars in millions)
Net sales	$194.4	$203.1	$(8.7)	(4.3)	$356.0	$362.9	$(6.9)	(1.9)
Cost of sales [1]	171.8	175.5	(3.7)	(2.1)	309.9	315.2	(5.3)	(1.7)
Selling, general and administrative	29.1	22.0	7.1	32.3	54.3	42.3	12.0	28.4
Depreciation and amortization	9.6	7.9	1.7	21.5	19.2	15.4	3.8	24.7
Operating income (loss)	(16.1)	(2.3)	(13.8)	600.0	(27.4)	(10.0)	(17.4)	174.0
Interest expense	(0.1)	(0.1)	—	—	(0.2)	(0.2)	—	—
Other, net	—	0.3	(0.3)	(100.0)	0.2	0.4	(0.2)	(50.0)
Income tax (expense) benefit	3.9	0.7	3.2	457.1	8.4	3.6	4.8	133.3
Income (loss) from continuing operations	$(12.3)	$(1.4)	$(10.9)	778.6	$(19.0)	$(6.2)	$(12.8)	206.5
_______________________________

[1]	Exclusive of items shown separately below.
Overview
The first six months of fiscal year 2012 saw some positive signs for the overall housing market including rising housing starts and falling new home inventory levels, indicators for Quanex's end markets. Unseasonably warm weather during the winter months resulted in early favorable signs. In the most recent couple of months, which is the typical start of the building season, demand did not retreat, suggesting the early positive signs were not entirely weather related. Quanex believes the best indicator of its end markets are U.S. window shipments as reported by Ducker Worldwide, a market intelligence firm. Ducker reported that U.S. window shipments for the last twelve months were down 7% as compared0%to the previous twelve month period. The headwinds that have persisted throughout the downturn, declining housing prices, low consumer confidence and reduced homeowner lending continue, albeit to a lesser extent as of late.
Ducker reported that the first calendar quarter, the best comparison for the Company's second fiscal quarter, experienced a 6% increase in window shipments over the comparable previous year period. This is compared to the Company's Engineered Products segment that experienced a 16% increase in same store sales. Edgetech sales are reflected beginning with the acquisition date of March 31, 2011. Edgetech contributed $20.2 million and $39.0 million, respectively, of Net sales for the three and six months ended April 30, 2012 while the remaining Quanex businesses' Net sales declined $22.5 million and $39.6 million or 11.4% and 11.1% for the three and six months ended April 30, 2012, respectively, compared to the same 2011 periods; the decline was realized within the Aluminum Sheet Products segment both from reduced volume from the strike at two of Nichols' Davenport, Iowa facilities (see further discussion in Aluminum Sheet) and lower aluminum prices. Same store Net sales from Engineered Products for the three and six months ended April 30, 2012 increased $12.5 million and $9.0 million, respectively, or 16.4% and 5.6%, respectively, compared to the previous year predominantly related to higher vinyl extrusion sales. The operating loss for the three and six months ended April 30, 2012 was $13.8 million and $17.4 million, respectively, more than the year ago comparative periods, most of which is tied to lower volume and lower aluminum prices experienced in the aluminum segment while Engineered Products recognized a $0.6 million dollar improvement in operating income for the six months.
Quanex historically experiences its lowest sales during the first half of its fiscal year as winter weather typically reduces homebuilding and home improvement activity. Sales are generally seasonally stronger in the second half of the fiscal year with the weather sensitive building season underway. Profits tend to be lower in quarters with lower sales because a high percentage of manufacturing overhead and operating expense is due to labor and other costs that are generally semi-variable through the year. Macro-economic factors like weak residential construction and high unemployment will continue to create difficult end market conditions for Quanex. The Company currently expects calendar year 2012 U.S. window shipments to be about 39 million units, below Ducker's 2012 forecasted shipments of 40.5 million. However, the Company remains positive on the long term prospects of its residential and commercial end markets and will continue to invest in its future.
The Company believes that consumer demand for more energy efficient products and its ability to provide innovative window and door systems in addition to stand-alone components will fuel long-term organic growth incremental to the eventual housing market recovery. The integration of Edgetech into the Engineered Products sales and marketing organization was completed in September 2011 and it is clear that Quanex is already a stronger customer-focused organization as a result. The Company remains bullish long-term as demographics for long-term housing demand in the U.S. remain favorable when factoring the projected population increase and continuing immigration. The Company believes taking a disciplined approach to the way it seeks new business opportunities will make it a more successful company and a stronger competitor by offering a broader range of customers a more robust slate of systems, products, services and solutions, while intensely focusing on continuously improving customer service. Additionally, the Company is elevating its programs to develop more energy efficient products. These programs and initiatives, coupled with an eventual return to a more normal new home construction market and residential repair and remodel (R&R) market, will benefit Quanex over the long term.

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
For financial reporting purposes, three of the Company’s four operating segments, Homeshield, Insulating Glass (IG) and Mikron, have been aggregated into the Engineered Products reportable segment. The remaining operating segment, Aluminum Sheet Products (Nichols Aluminum), is reported as a separate reportable segment. Corporate & Other is comprised of corporate office expenses and certain inter-division eliminations. The sale of products between segments is recognized at market prices. The financial performance of the operations is based upon operating income. The segments follow the accounting principles described in Item 1, Note 1 to the consolidated financial statements of the Company’s 2011 Form 10-K. The two reportable segments value inventory on a FIFO or weighted-average basis while the LIFO reserve relating to those operations accounted for under the LIFO method of inventory valuation is computed on a consolidated basis in a single pool and treated as a corporate item.
Three and Six Months Ended April 30, 2012 Compared to Three and Six Months Ended April 30, 2011

Engineered Products

	Three Months Ended				Six Months Ended
	April 30,				April 30,
	2012	2011	Change	%	2012	2011	Change	%
	(Dollars in millions)
Net sales	$108.8	$82.5	$26.3	31.9	$208.1	$166.5	$41.6	25.0
Cost of sales [1]	83.4	63.1	20.3	32.2	158.4	131.6	26.8	20.4
Selling, general and administrative	18.3	11.9	6.4	53.8	33.8	22.6	11.2	49.6
Depreciation and amortization	7.0	5.6	1.4	25.0	14.0	11.0	3.0	27.3
Operating income (loss)	$0.1	$1.9	$(1.8)	(94.7)	$1.9	$1.3	$0.6	46.2
_______________________________

[1]	Exclusive of items shown separately below.

Engineered Products is focused on providing window and door OEM customers with fenestration components, products and systems. Key end markets are residential remodel and repair and new home construction. Engineered Products finished the period with sales up $26.3 million or 32% for the quarter and up $41.6 million or 25% for the six months ended April 30, 2012 compared to the same 2011 periods. The improvement in Net sales was predominantly related to the contribution of three and six months of results from Edgetech in 2012 compared to one month of 2011 results as Edgetech was acquired on March 31, 2011.

Edgetech contributed $20.2 million and $39.0 million of sales for the three and six months ended April 30, 2012, respectively, compared to $6.4 million for the one month ended April 30, 2011. Second fiscal quarter and six month 2012 same store Net sales increased 16.4% and 5.6%, respectively compared to 2011 even though the beginning of 2011 benefited from a pull-forward of demand as a result of a $1,500 energy efficient window tax credit program that expired on December 31, 2010. There were no similar tax credits in the fiscal 2012. This gain was primarily from higher vinyl fenestration extrusion sales where the business executed exceptionally well and saw demand rise. While it is always difficult to precisely know whether Quanex products find their way into either the new home construction market or R&R market, the Company believes favorable weather, stronger new home construction and market share gains were drivers this quarter. Quanex believes there is value in measuring its sales performance against industry indices. Engineered Products compares its sales to US window shipments as reported by Ducker Worldwide. For the twelve months ended April 30, 2012, Engineered Products’ Net sales before contributions from acquisitions were up 3.3% compared to the previous twelve months, versus US window shipments that were down approximately 7%. The industry experienced a more normal low seasonal volume demand during the first six months of 2012; uncertainty remains as to what level the demand will be during the remainder of 2012. There were clearly favorable signs in housing in the first six months and time will tell as to how much can be attributed to the mild winter experienced thus far versus the beginnings of a real housing recovery. The long-term recovery is likely to take better hold once changes in housing prices, credit availability and consumer confidence turn to the positive.

Net sales less Cost of sales (Contribution margin) at Engineered Products for the three and six months ended April 30, 2012 compared to the same period of last year improved by $6.1 million and $14.8 million, respectively, including Edgetech’s contribution of $4.7 million and $9.8 million, respectively. Net sales less Cost of sales as a percent of Net sales for the six months ended April 30, 2012 is higher than the same 2011 period (with and without acquisitions) even with the weak market and pressure on volume. Increased revenues, combined with pricing initiatives, cost controls and productivity improvements strengthened margins. One such pricing initiative was the oil-based raw material surcharge initiated May 1, 2011 at Truseal, one of the Company’s insulating glass spacer operations. The surcharge helped Truseal offset the higher cost of butyl, a key raw material of the business that is highly correlated to the price of oil. In 2011, Quanex consolidated facilities in Kent, Washington and closed a facility in The Dalles, Oregon. Of the $3.1 million in 2011 plant consolidation costs, $1.3 million is recognized in Cost of sales benefiting the six month margin comparison. The six months ended April 30, 2011 also includes $2.1 million of warranty reserve costs which contributed to the year over year improvement in margins.
On November 7, 2011, the Company announced a consolidation program for its IG spacer manufacturing facility in Barbourville, Kentucky into its IG spacer manufacturing facility in Cambridge, Ohio. At the completion of the consolidation, which is expected in the fourth quarter of 2012, the Barbourville facility will be permanently closed. The consolidation is ahead of schedule and remains on budget. Total cash spending associated with the consolidation plan are estimated at about $16.0 million (excludes a pre-tax, non-cash impairment charge of $1.6 million taken in the fourth quarter 2011). Of the $16.0 million of cash, total expenses (to be recognized in Selling, general and administrative costs) are expected to be $9.0 million for the project, comprised of approximately $4.0 million for employee-related costs and $5.0 million for plant closure, equipment moving and set up costs, substantially all of which will be charged to Selling, general and administrative expense. Management’s estimates of costs, planned exit dates for employees and the timing of the project completion are subject to change. The Company expects an annual pre-tax cash savings of $9.0 million once the consolidation is concluded.
Selling, general and administrative costs increased for the three and six months ended 2012 from the addition of Edgetech, which represented $2.8 million and $6.6 million, respectively, of the higher expenses, as well as more plant consolidation expenses in 2012 compared to 2011. The three and six months ended April 30, 2012 Selling, general and administrative costs included expenses of $3.2 million and $5.7 million, respectively, associated with the Company’s IG spacer consolidation program compared to $1.4 million (included in the total $3.1 million discussed above) in first quarter 2011 related to plant consolidations. In March 2012, a portion of the roof collapsed at the Barbourville, Kentucky facility due to extreme weather. While $0.5 million of clean-up and related costs were incurred during the second quarter 2012, customers had minimal to no service interruption as the clean-up activities were well executed and equipment moves to Cambridge were expedited. While the Company anticipates incurring some additional related costs in the third quarter, the Company expects a cash recovery for damages as the insurance claim is processed and settled. Insurance recoveries are recognized when realized, and may occur in periods subsequent to costs being incurred. Selling, general and administrative costs for the full fiscal year of 2012 are expected to increase over fiscal 2011 as a full twelve months of expense associated with Edgetech is realized and as the IG spacer consolidation project is completed in the second half of 2012.
Depreciation and amortization has increased for the three and six months ended April 30, 2012 compared to 2011 primarily due to the addition of Edgetech, which represented $1.4 million and $3.5 million, respectively, of the higher depreciation and amortization. Partially offsetting this increase for the six months ended April 30, 2012 compared to the same 2011 period was $0.3 million (included in the $3.1 million discussed above) of accelerated depreciation related to the plant consolidations was recognized in the first quarter of 2011. Depreciation and amortization for the full fiscal year of 2012 is expected to increase over fiscal 2011 as a full twelve months of expense associated with the recognition of Edgetech intangible assets and the step-up in

Edgetech’s tangible assets is realized going forward.
Engineered Products’ operating income for the second quarter declined by $1.8 million while operating income for the six months ended April 30, 2012 exceeded the same 2011 period by $0.6 million. The 2012 reported results and margins were negatively impacted by the aforementioned IG spacer consolidation program and roof collapse related expenses as well as the Company's start up spacer facility in Germany. The three and six months ended April 30, 2012 saw $3.7 million and $6.2 million, respectively, of the combined IG consolidation and roof related expense compared to $5.2 million of combined facility consolidation and warranty reserve costs in the six months ended April 30, 2011. The Company continues to believe that investments in growth opportunities like Germany and plant consolidations like the IG consolidation program will have long-term benefits that will outweigh these current period costs and lead to revenue growth and margin improvements in future years.
Even in the face of weaker window demand, 2012 same store Net sales increased 16.4% and 5.6%, during the three and six months ended April 30, 2012, respectively, compared to the same 2011 periods from the strong performance of vinyl fenestration extrusions which saw a demand rise from favorable weather and market share gains. Engineered Products’ long-term organic growth programs are focused on driving profitable growth through a single sales and marketing team that is intensely focused on driving continuous improvement of customer satisfaction. The Company believes this will drive profitable growth at Engineered Products by furthering the goal of becoming the leading energy efficiency expert in the market by offering customers state-of-the-art engineering, design and marketing support. Engineered Products is in the early stages of its long-term organic growth initiatives but believes they will have a meaningful impact on its long-term growth and profitability. The Company will continue to incur expenses and to invest in additional resources at Engineered Products to support this organic growth effort.

Aluminum Sheet Products

	Three Months Ended				Six Months Ended
	April 30,				April 30,
	2012	2011	Change	%	2012	2011	Change	%
	(Dollars in millions)
Net sales	$88.3	$123.0	$(34.7)	(28.2)	$154.0	$202.2	$(48.2)	(23.8)
Cost of sales [1]	91.0	112.7	(21.7)	(19.3)	157.5	187.1	(29.6)	(15.8)
Selling, general and administrative	2.8	2.0	0.8	40.0	5.1	4.1	1.0	24.4
Depreciation and amortization	2.0	2.3	(0.3)	(13.0)	4.5	4.4	0.1	2.3
Operating income (loss)	$(7.5)	$6.0	$(13.5)	(225.0)	$(13.1)	$6.6	$(19.7)	(298.5)
Shipped pounds	61.1	79.7	(18.6)	(23.3)	105.3	131.9	(26.6)	(20.2)
_______________________________

[1]	Exclusive of items shown separately below.
The primary market drivers for the Aluminum Sheet Products segment are residential repair and remodel activity and new home construction (together approximately 70% of the segment’s sales) and transportation (approximately 20% of the segment’s sales) markets.

On January 20, 2012, Nichols Aluminum experienced a strike by about 240 bargaining unit employees at its two facilities located in Davenport, Iowa. During the second quarter, Nichols offered permanent positions to the approximately 100 temporary employees it hired since the strike began. The majority of those employees accepted a full time position. Shortly after that action, the union ended its strike. At this time, Nichols does not have a formal agreement with the union, but is operating with the necessary crew levels to meet demand.
The decrease in net sales at the Aluminum Sheet Products segment for the three and six months ended April 30, 2012 was the result of a 23.3% and 20.2%, respectively, decrease in shipments and a 6.5% and 4.6%, respectively, decrease in average selling price compared to the same period of 2011. Shipments were down in 2012 from the year ago quarter due primarily to reduced production related to the strike. The Company estimates that approximately two-thirds of the second quarter volume decline and one half of the six months volume decline is attributable to the strike. Customer demand improved during the quarter as seasonal construction activity increased, but Nichols was unable to meet that rising demand. In addition, shipments were down for the six months ended 2012 in part due to weaker end demand because of the absence of the window tax credit program compared to the available program in 2011. Average selling price decreased primarily due to lower London Metal Exchange (LME) aluminum prices in the comparative period and to a lesser extent down due to a lower percentage of painted shipments in 2012 compared to 2011. LME aluminum prices are the most commonly used index for correlating aluminum sheet prices. The Aluminum Association, which tracks aluminum industry shipments of sheet products, reported non-can sheet aluminum shipments in the first half of fiscal 2012 up 8.3% from a year ago, while Aluminum Sheet Products’ shipments were down. Nichols underperformance is primarily attributed to the impact of the strike as well as relatively weaker residential demand, where it has a large presence, compared to relatively stronger distribution and transportation demand, where it has a smaller presence.
Selling, general and administrative costs increased by $0.8 million and $1.0 million, respectively, for the three and six months ended April 30, 2012 compared to the same 2011 periods primarily due to the strike. These costs are directly associated with the negotiating activities themselves and include such items as legal fees and security.
Depreciation and amortization has decreased for the second quarter of 2012 compared to 2011 primarily due to accelerated depreciation during the first quarter of fiscal 2011 related to the reduction of an asset’s remaining useful life.
Operating income decreased at the Aluminum Sheet Products segment for the three and six months ended April 30, 2012, compared to prior year due to reduced volume, higher costs associated with purchasing semi-finished aluminum coils from third parties, higher conversion costs associated with the processing of semi-finished coils into finished sheet, and the impact of a lower spread (sales less material costs) associated with purchasing semi-finished coils as well as a general reduction in LME aluminum prices. In an attempt to meet improving demand, Nichols purchased semi-finished aluminum coils from third parties to help make up for reduced casting capacity from the strike. Third party coils are expensive relative to Nichols' internal cost of production, and third party coils require additional finishing work to be done by the Nichols finishing plants. Nichols is a high fixed cost business, so as its shipments drop, its ability to substantially reduce operating costs is limited. The segment’s operating income and margins are impacted by changes in LME aluminum prices as its spread is correlated with aluminum prices over time. Declines in aluminum prices generally result in spread compression; however, as aluminum prices rebound, spread and profits generally expand. In the second quarter 2012, estimated direct expenses associated with the strike were approximately $5 million and the volume related operating income impact is estimated at about $4 million. The net direct expenses of $5 million represent the aforementioned costs associated with the purchase of semi-finished aluminum coils from third parties and to a lesser extent include outside maintenance, legal fees, security costs and incremental expenses associated with the salary workforce that stepped in to continue to keep the two facilities operating; estimated labor savings are included as a benefit in the net direct expenses figure. Although the strike hurt the 2012 second fiscal quarter results, Quanex believes the outcome has improved the competitiveness of the Nichols business and will benefit the overall long-term position of the business.
With the return of the necessary crew levels operating at Nichols, non-routine costs are expected to fall while productivity and shipped pounds are expected to rise in the second half of 2012 compared to the first half. The Company does expect approximately $2 million of remaining strike-related, carryover expenses in the third fiscal quarter of 2012 associated with Nichols' purchase of semi-finished coils. Additionally, LME aluminum prices are hovering around 90 cents per pound currently, and the aluminum scrap supply is tight. This means that scrap costs today are expensive relative to the LME price, so the Company expects its 2012 second half spread to be lower than it was in the second half of fiscal 2011.

Corporate and Other

	Three Months Ended				Six Months Ended
	April 30,				April 30,
	2012	2011	Change	%	2012	2011	Change	%
	(Dollars in millions)
Net sales	$(2.7)	$(2.4)	$(0.3)	12.5	$(6.1)	$(5.8)	$(0.3)	5.2
Cost of sales [1]	(2.6)	(0.3)	(2.3)	766.7	(6.0)	(3.5)	(2.5)	71.4
Selling, general and administrative	8.0	8.1	(0.1)	(1.2)	15.4	15.6	(0.2)	(1.3)
Depreciation and amortization	0.6	—	0.6	100.0	0.7	—	0.7	100.0
Operating income (loss)	$(8.7)	$(10.2)	$1.5	(14.7)	$(16.2)	$(17.9)	$1.7	(9.5)
 _______________________________

1	Exclusive of items shown separately below.
Corporate and Other operating expenses, which are not in the segments mentioned above, include intersegment eliminations, the consolidated LIFO inventory adjustments (calculated on a combined pool basis), if any, and corporate office expenses. Net sales amounts represent intersegment eliminations between the Engineered Products segment and the Aluminum Sheet Products segment with an equal and offsetting elimination in Cost of sales. Included in Cost of sales for the three and six months ended

April 30, 2011 was $2.0 million of LIFO expense with no comparative costs in 2012. LIFO related expense/income is derived from management's estimate of year-end inventory volume and pricing. Management is currently estimating that aluminum scrap values held in inventory by the Company will be flat at October 31, 2012 compared to October 31, 2011. Accordingly, no year-end LIFO adjustment was recorded during the six months ended April 30, 2012. Management updates this estimate each quarter in an effort to determine what amount, if any, should be recorded in the period. The actual adjustment is trued-up in the fourth quarter once the year-end volume levels and pricing are known.
Selling, general and administrative costs were essentially flat year over year. The Company initiated a company-wide ERP project (Project Quest) in 2011 to support the drive for long-term organic growth by bringing the myriad of disparate systems currently existing throughout the Company together into a single standard system supported by a common set of processes. The current plan anticipates the conversion of all of the Company’s disparate systems to a single system over a period of at least three years. Due to a full three and six months of activity in the periods ended April 30, 2012, expenses associated with the development of Project Quest increased by $0.8 million and $1.2 million, respectively, compared to the same 2011 periods. Project Quest costs recognized in Selling, general and administrative expenses during the six months ended April 30, 2012 were $1.8 million. During fiscal 2011, the Company recognized $1.5 million of Project Quest expense and expects an increase of expense in fiscal 2012 primarily due to a full twelve months of activity in 2012 as it prepares for the initial conversions of the legacy systems in fiscal 2013. Project Quest depreciation expense of $0.4 million and $0.6 million was incurred for the three and six months ended April 30, 2012, respectively, in conjunction with the 2012 implementation of the human capital management module of the ERP system. As the new ERP system is placed in service (replacing the legacy systems) the Company expects depreciation expense to increase. Transaction related costs associated with the acquisition of Edgetech during fiscal 2011 offset the higher Project Quest costs in 2012. Included in the results for the three and six months ended April 30, 2011, was $1.1 million and $2.2 million, respectively, of transaction related costs with no comparative costs in 2012.

Other items
Other, net typically includes interest income earned on the Company’s cash and equivalents and, beginning with the acquisition of Edgetech in March 2011, foreign currency transaction gains and losses. During the three and six months ended April 30, 2012, other income decreased by $0.3 million and $0.2 million, respectively, primarily due to a decline in net foreign currency transaction gains of $0.4 million and $0.2 million compared to the respective 2011 periods,

The Company’s estimated annual effective tax rate for the three and six months ended April 30, 2012 is 24.3% and 30.7%, respectively, compared to 32.5% and 37.2% for the respective three and six months ended April 30, 2011. The decrease in the tax rate benefit is primarily attributable to nondeductible employee related items in the current year.

Liquidity and Capital Resources
The Company’s principal sources of funds are cash on hand, cash flow from operations, and borrowings under its $270.0 million Senior Unsecured Revolving Credit Facility (the Credit Facility).  As of April 30, 2012, the Company has a solid liquidity position, comprised of cash and equivalents and adequate availability under the Company’s Credit Facility. The Company has $54.1 million of cash and equivalents, $166.0 million of current availability under the revolving credit facility and minimal debt of $1.5 million as of April 30, 2012. Cash equivalents for the six months ended April 30, 2012 decreased by $35.5 million to $54.1 million primarily due to planned capital expenditures, the seasonally slower first half of the fiscal year, the Nichols strike and the planned IG spacer consolidation project. The Company’s strategy for cash uses is to invest in organic growth opportunities, make strategic acquisitions that fit its fenestration vision, fund the cash dividend and make ongoing purchases of Quanex stock.
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
The Credit Facility was executed on April 23, 2008 and has a five-year term. Proceeds from the Credit Facility may be used to provide availability for acquisitions, working capital, capital expenditures, and general corporate purposes. Borrowings under the Credit Facility bear interest at a spread above LIBOR based on a combined leverage and ratings grid. There are certain limitations on additional indebtedness, asset or equity sales, and acquisitions. Dividends and other distributions are permitted so long as after giving effect to such dividend or stock repurchase, there is no event of default. Under the Credit Facility, the Company is obligated to comply with certain financial covenants requiring the Company to maintain a Consolidated Leverage Ratio of no more than

3.25 to 1 and a Consolidated Interest Coverage Ratio of no less than 3.00 to 1. As defined by the indenture, the Consolidated Leverage Ratio is the ratio of consolidated indebtedness as of such date to consolidated EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) for the previous four fiscal quarters, and the Consolidated Interest Coverage Ratio is the ratio of consolidated EBITDA to consolidated interest expense, in each case for the previous four consecutive fiscal quarters. EBITDA is defined by the indenture to include proforma EBITDA of acquisitions and to exclude certain items like goodwill and intangible asset impairments and certain other non-cash charges and non-recurring items. The availability under the Credit Facility is a function of both the facility amount utilized and meeting covenant requirements. Additionally, the availability of the Credit Facility is dependent upon the financial viability of the Company’s lenders. The Credit Facility is funded by a syndicate of nine banks, with three banks comprising over 55% of the commitment. If any of the banks in the syndicate were unable to perform on their commitments to fund the facility, the availability under the Credit Facility could be reduced; however, the Company has no reason to believe that such liquidity will be unavailable or decreased. The Company intends to execute a facility prior to the expiration of the Credit Facility.

As of April 30, 2012, the Company had no borrowings under the Credit Facility, and the Company was in compliance with all Credit Facility covenants as seen by the table below:

At April 30, 2012	Required	Actual
Consolidated Interest Coverage Ratio	No less than 3.00 to 1	117.12 to 1
Consolidated Leverage Ratio	No more than 3.25 to 1	0.15 to 1
Although there were no borrowings on the Credit Facility and only $5.7 million of outstanding letters of credit under the Credit Facility, the aggregate availability under the Credit Facility was limited by the Consolidated Leverage Ratio resulting in an availability of $166.0 million at April 30, 2012. Because the Consolidated Leverage Ratio is based on a rolling twelve months of EBITDA, a change in future earnings will impact the amount available under the Credit Facility in future quarters, absent any pro-forma EBITDA benefit from any potential acquisitions. To have access to the full availability of the $270.0 million Credit Facility, the Company must have a minimum rolling EBITDA of approximately $84 million for the previous four fiscal quarters. Actual rolling EBITDA for the previous four fiscal quarters was $53.5 million as of April 30, 2012. Increased earnings for any future periods could increase availability under the Credit Facility; conversely, reduced earnings for any future periods could adversely impact the amount available under the Credit Facility in future quarters, absent any pro-forma EBITDA benefit from any potential acquisitions.
The Company believes that it has sufficient funds and adequate financial resources available to meet its anticipated liquidity needs. The Company also believes that cash balances and cash flow from operations will be sufficient in the next twelve months and foreseeable future to finance anticipated working capital requirements, capital expenditures, program costs, debt service requirements, environmental expenditures, and dividends.
The Company’s working capital was $116.8 million on April 30, 2012 compared to $140.3 million on October 31, 2011. Working capital declined by $23.6 million from a reduction in cash and equivalents primarily related to capital expenditures offset by an increase in conversion capital (accounts receivable plus inventory less accounts payable) of $6.2 million. Within conversion capital, inventory increased by $9.5 million reflecting strategic increases in levels of finished goods held, including builds to support the IG plant consolidation and to enhance customer service levels during the building season.
The following table summarizes the Company’s cash flow results from continuing operations for the six months ended April 30, 2012 and 2011:

	Six Months Ended
	April 30,
	2012	2011
	(In millions)
Cash flows from operating activities	$(11.8)	$(5.3)
Cash flows from investing activities	$(21.3)	$(121.0)
Cash flows from financing activities	$(2.9)	$(3.1)

Highlights from the Company’s cash flow results for the six months ended April 30, 2012 and 2011 are as follows:

Operating Activities – Continuing Operations
Cash used by operating activities from continuing operations for the first six months of fiscal 2012 increased by $6.5 million compared to the same period last year. Higher cash use is primarily attributable to reduced earnings in 2012, including strike related expenditures; $2.7 million of IG spacer consolidation payments made during the six months ended April 30, 2012; and a $2.3 million increase in pension contributions. These cash uses were partially offset by lower annual incentive payments made during the six months ended April 30, 2012 compared to the same 2011 period. Conversion capital activity was relatively flat using $6.1 million of cash during the six months ended April 30, 2012 compared to using $8.0 million of cash in the same 2011 period. The first half of fiscal 2012 and fiscal 2011 both saw investments in inventory levels to enhance customer service for the building season. Additionally, 2012 inventory levels were increased related to the IG spacer consolidation while 2011 inventory rose due to increases in raw material costs. The Company does not expect to make any additional pension contributions and does not expect to have any significant tax payments for the balance of fiscal 2012. IG consolidation expenditures will continue into the second half of fiscal 2012 as the IG spacer consolidation program is completed. The Company expects to generate operating cash flow during the balance of fiscal 2012 as the Company’s second half of its fiscal year is typically seasonally stronger.
Investing Activities – Continuing Operations
Cash used in investing activities from continuing operations during the six months ended April 30, 2012, declined $99.7 million compared to the same period in 2011. The decrease in cash spending from investing activities is attributable to the Company's acquisition activity in the second fiscal quarter of 2011 whereby Quanex spent $104.4 million to acquire Edgetech and $6.4 million to acquire JELD-WEN's vinyl extrusion assets in Yakima, Washington. Partially offsetting this decrease is a $10.4 million increase in capital spending. In the first six months of fiscal 2012, the Company incurred $5.7 million associated with the rollout of its company-wide ERP system (Project Quest), initiated in March 2011, compared to $1.6 million during the same 2011 period. The Company also incurred capital expenditures of $5.7 million during the six months ended April 30, 2012 related to its IG spacer consolidation program initiated in fiscal 2012. The Company expects total 2012 capital expenditures to approximate $49.0 million, including IG consolidation capital spending of approximately $7.0 million and Project Quest capital spending of $13.0 million. At April 30, 2012, the Company had commitments of approximately $8.9 million for the purchase or construction of capital assets. The Company plans to fund these capital expenditures through current cash and equivalents..
Financing Activities – Continuing Operations
The Company used $2.9 million for financing activities from continuing operations during the six months ended April 30, 2012, compared to $3.1 million in the same prior year period. The Company spent $0.2 million less on purchases of Quanex common stock in 2012 compared to 2011 which is offset by higher proceeds from stock from option exercises of $0.4 million. During the six months ended April 30, 2011, the Company received a $0.4 million repayment by the China facility (discontinued cash outflow) to its Quanex parent (offsetting financing cash inflow in continuing operations).
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
At April 30, 2012, the Company had fixed-rate debt totaling $0.1 million or 9% of total debt, which does not expose the Company to the risk of earnings loss due to changes in market interest rates. The Company and certain of its subsidiaries’ floating-rate obligations totaled $1.4 million, or 91% of total debt at April 30, 2012. Based on the floating-rate obligations outstanding at April 30, 2012, a one percent increase or decrease in the average interest rate would result in a change to pre-tax interest expense of approximately $14 thousand.
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
Nichols Aluminum maintains a balanced metals book position which excludes a normal operational inventory level. This operating inventory level as a matter of practice is currently not hedged against material price (LME) movements. This practice reflects that over the commodity price cycle, no gain or loss is incurred on this inventory. Through the use of firm price raw material purchase commitments and LME contracts, the Company intends to protect cost of sales from the effects of changing prices of aluminum. To the extent that the raw material costs factored into the firm price sales commitments are matched with firm price raw material purchase commitments, changes in aluminum prices should have no effect. During fiscal 2012 and 2011, the Company primarily relied upon firm price raw material purchase commitments to protect cost of sales tied to firm price sales commitments. At April 30, 2012, there were 164 open LME forward contracts associated with metal exchange derivatives covering notional volumes of 9.0 million pounds with a fair value mark-to-market net loss of approximately $0.2 million. At April 30, 2012 there were no open LME short sale contracts associated with metal exchange derivatives. These contracts were not designated as hedging instruments, and any mark-to-market net gain or loss was recorded in Cost of sales with the offsetting amount reflected as a current asset or liability on the balance sheet. At October 31, 2011, there were 62 open LME forward contracts associated with metal exchange derivatives covering notional volumes of 3.4 million pounds with a fair value mark-to-market net loss of approximately $0.1 million. In addition, at October 31, 2011 there were 97 open LME short sale contracts associated with metal exchange derivatives covering notional volumes of 5.3 million pounds with a fair value mark-to-market net gain of approximately $0.1 million.

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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (1934 Act) as of April 30, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2012, the disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no changes in internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On May 27, 2010, the Board of Directors approved a stock repurchase program that authorized the repurchase of 1.0 million shares of the Company’s common stock, and on August 25, 2011, the Board of Directors authorized an additional 1.0 million shares to the program. The program does not have a dollar limit or an expiration date. There were no repurchases of shares during the quarter ended April 30, 2012, and there were 905,663 shares remaining in the program at April 30, 2012.

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

QUANEX BUILDING PRODUCTS CORPORATION

Date:	June 11, 2012	/s/ Brent L. Korb
Brent L. Korb
Senior Vice President – Finance and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

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