Form 10-Q
period 2012-07-31
Quanex Building Products CORP
filed 2012-09-10
CIK 1423221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 ________________________________________________
FORM 10-Q
 ________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2012
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 31, 2012
Common Stock, par value $0.01 per share	36,924,637

QUANEX BUILDING PRODUCTS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 31, 2012	October 31, 2011
	(In thousands except share amounts)
ASSETS
Current assets:
Cash and equivalents	$62,292	$89,619
Accounts receivable, net of allowance of $1,456 and $1,062	88,348	81,969
Inventories, net	62,944	55,842
Deferred income taxes	19,909	11,220
Prepaid and other current assets	8,443	6,423
Total current assets	241,936	245,073
Property, plant and equipment, net	165,533	158,209
Deferred income taxes	9,605	7,669
Goodwill	67,415	69,432
Intangible assets, net	79,792	87,943
Other assets	14,892	16,603
Total assets	$579,173	$584,929
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$75,889	$66,339
Accrued liabilities	46,126	38,058
Current maturities of long-term debt	353	352
Total current liabilities	122,368	104,749
Long-term debt	974	1,314
Deferred pension and postretirement benefits	6,213	7,784
Liability for uncertain tax positions	6,695	8,412
Non-current environmental reserves	10,297	11,221
Other liabilities	13,888	14,223
Total liabilities	160,435	147,703
Stockholders’ equity:
Preferred stock, no par value, shares authorized 1,000,000; issued and outstanding - none	—	—
Common stock, $0.01 par value, shares authorized 125,000,000; issued 37,788,804 and 37,843,134, respectively	378	378
Additional paid-in-capital	243,930	241,983
Retained earnings	193,693	213,143
Accumulated other comprehensive income (loss)	(7,087)	(3,642)
Less treasury stock at cost, 864,167 and 1,035,288 shares, respectively	(12,176)	(14,636)
Total stockholders’ equity	418,738	437,226
Total liabilities and stockholders’ equity	$579,173	$584,929
The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Net sales	$237,905	$252,413	$593,928	$615,333
Cost and expenses:
Cost of sales (exclusive of items shown separately below)	200,663	209,667	510,542	524,834
Selling, general and administrative	26,659	18,912	80,936	61,230
Depreciation and amortization	9,131	9,197	28,381	24,583
Operating income (loss)	1,452	14,637	(25,931)	4,686
Non-operating income (expense):
Interest expense	(108)	(110)	(348)	(341)
Other, net	21	(311)	199	127
Income (loss) from continuing operations before income taxes	1,365	14,216	(26,080)	4,472
Income tax benefit (expense)	166	(5,200)	8,578	(1,573)
Income (loss) from continuing operations	1,531	9,016	(17,502)	2,899
Income (loss) from discontinued operations, net of taxes	—	—	—	(12)
Net income (loss)	$1,531	$9,016	$(17,502)	$2,887
Basic earnings per common share:
Earnings (loss) from continuing operations	$0.04	$0.24	$(0.48)	$0.08
Income (loss) from discontinued operations	—	—	—	—
Basic earnings (loss) per share	$0.04	$0.24	$(0.48)	$0.08
Diluted earnings per common share:
Earnings (loss) from continuing operations	$0.04	$0.24	$(0.48)	$0.08
Income (loss) from discontinued operations	—	—	—	—
Diluted earnings (loss) per share	$0.04	$0.24	$(0.48)	$0.08
Weighted-average common shares outstanding:
Basic	36,637	37,125	36,584	37,103
Diluted	37,163	37,684	36,584	37,710
The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Nine Months Ended
	July 31,
	2012	2011
	(In thousands)
Operating activities:
Net income (loss)	$(17,502)	$2,887
Loss (income) from discontinued operations	—	12
Adjustments to reconcile net income (loss) to cash provided by operating activities from continuing operations:
Depreciation and amortization	28,434	24,635
Restructuring charges	1,206	1,118
Deferred income taxes	(9,437)	(295)
Stock-based compensation	3,782	3,599
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Decrease (increase) in accounts and notes receivable	(7,114)	(4,991)
Decrease (increase) in inventory	(7,515)	(9,778)
Decrease (increase) in other current assets	(757)	244
Increase (decrease) in accounts payable	10,242	(2,801)
Increase (decrease) in accrued liabilities	6,566	(6,879)
Increase (decrease) in income taxes	(771)	(1,392)
Increase (decrease) in deferred pension and postretirement benefits	(1,572)	965
Other, net	425	2,568
Cash provided by (used for) operating activities from continuing operations	5,987	9,892
Cash provided by (used for) operating activities from discontinued operations	—	(68)
Cash provided by (used for) operating activities	5,987	9,824
Investing activities:
Acquisitions, net of cash acquired	—	(110,845)
Capital expenditures	(31,710)	(16,969)
Proceeds from property insurance claim	479	—
Proceeds from executive life insurance	—	683
Other, net	36	75
Cash provided by (used for) investing activities from continuing operations	(31,195)	(127,056)
Cash provided by (used for) investing activities from discontinued operations	—	—
Cash provided by (used for) investing activities	(31,195)	(127,056)
Financing activities:
Repayments of long-term debt	(339)	(333)
Common stock dividends paid	(4,413)	(4,500)
Purchase of treasury stock	(1,284)	(4,289)
Issuance of common stock from stock option exercises, including related tax benefits	2,914	1,089
Other, net	—	392
Cash provided by (used for) financing activities from continuing operations	(3,122)	(7,641)
Cash provided by (used for) financing activities from discontinued operations	—	(392)
Cash provided by (used for) financing activities	(3,122)	(8,033)
Effect of exchange rate changes on cash and equivalents	1,003	47
Less: (Increase) decrease in cash and equivalents from discontinued operations	—	460
Increase (decrease) in cash and equivalents from continuing operations	(27,327)	(124,758)
Cash and equivalents at beginning of period	89,619	187,178
Cash and equivalents at end of period	$62,292	$62,420
The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

Nine Months Ended July 31, 2012	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	(In thousands, except per share amounts)
Balance at October 31, 2011	$378	$241,983	$213,143	$(3,642)	$(14,636)	$437,226
Net income (loss)	—	—	(17,502)	—	—	(17,502)
Foreign currency translation adjustment (net of taxes of $176)	—	—	—	(3,445)	—	(3,445)
Common dividends ($0.12 per share)	—	—	(4,413)	—	—	(4,413)
Treasury shares purchased, at cost	—	—	—	—	(1,284)	(1,284)
Stock-based compensation activity:
Stock-based compensation earned	—	3,180	—	—	—	3,180
Stock options exercised	—	16	(73)	—	2,558	2,501
Restricted stock awards	—	(1,186)	—	—	1,186	—
Stock-based compensation tax benefit	—	268	—	—	—	268
Reduction of unrecognized tax benefit liability related to Separation	—	—	2,851	—	—	2,851
Other	—	(331)	(313)	—	—	(644)
Balance at July 31, 2012	$378	$243,930	$193,693	$(7,087)	$(12,176)	$418,738
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
On December 12, 2007, Quanex Building Products Corporation was incorporated in the state of Delaware as a subsidiary of Quanex Corporation to facilitate the separation of Quanex Corporation’s vehicular products and building products businesses. The separation occurred on April 23, 2008 through the spin-off of Quanex Corporation’s building products business to its shareholders immediately followed by the merger of Quanex Corporation (consisting principally of the vehicular products business and all non-building products related corporate accounts) with a wholly-owned subsidiary of Gerdau S.A. (Gerdau). This is hereafter referred to as the “Separation”. In 2010, management closed its start-up facility in China, and accordingly, the China assets and liabilities, results of operations and cash flows are reported as discontinued operations for all periods presented. In March 2011, the Company acquired Edgetech I.G., Inc. and its German subsidiary. Headquartered in Cambridge, Ohio, Edgetech has three manufacturing facilities (U.S., U.K. and Germany) that produce and market a full line of insulating glass (IG) spacer systems for window and door customers in North America and abroad. In November 2011, management committed to a program to consolidate its IG spacer manufacturing facility in Barbourville, Kentucky into its IG spacer manufacturing facility in Cambridge, Ohio. The facility consolidation was completed in August 2012. Unless otherwise noted, all disclosures in the notes accompanying the consolidated financial statements reflect only continuing operations.
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
In December 2011, the FASB issued Accounting Standards Update No. 2011-11 (ASU 2011-11), Disclosures about Offsetting Assets and Liabilities, where entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements, and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. These disclosures assist users of financial statements in evaluating the effect or potential effect of netting arrangements on a company’s financial position. The Company is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013 (November 1, 2013 for the Company). Retrospective disclosure is required for all comparative periods presented. The Company does not expect the provisions of ASU 2011-11 to have a material impact on its consolidated financial statements.

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

As consideration for the acquisition, Quanex paid $104.4 million in cash, net of $0.8 million of cash acquired. Of the cash paid, $7.0 million was placed into an escrow fund to satisfy certain indemnity obligations under the merger agreement. Additionally, Quanex is responsible for and has paid the tax liability resulting from the pre-closing reorganization of Lauren and its subsidiaries limited to $3.5 million. The Edgetech acquisition was accounted for as a business combination using the acquisition method of accounting under which the total purchase price consideration is allocated to assets and liabilities assumed based upon their fair values. The purchase price allocation resulted in goodwill of $44.6 million, which is not deductible for income tax purposes. Any transaction-related costs in connection with the Edgetech acquisition were expensed as incurred within Selling, general and administrative expense in its Consolidated Statement of Income.
The following table provides consolidated results of operations for the three and nine months ended July 31, 2012 compared to unaudited pro forma consolidated results of operations for the combined entity for the three and nine months ended July 31, 2011 as if Edgetech had been acquired as of November 1, 2009.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	Actual	Pro forma	Actual	Pro forma
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Net sales	$237,905	$252,413	$593,928	$645,330
Operating income (loss)	1,452	15,670	(25,931)	8,470
Income (loss) from continuing operations	$1,531	$9,836	$(17,502)	$5,385
Diluted earnings (loss) per common share from continuing operations	$0.04	$0.26	$(0.48)	$0.14

The unaudited pro forma consolidated results of operations were prepared using the acquisition method of accounting and are based on the historical financial information of the Company and Edgetech. The unaudited pro forma financial information does not purport to reflect the results the combined company may achieve in future periods or the results that would have been obtained had Quanex acquired Edgetech on the first day of its fiscal 2010 period. The unaudited pro forma financial information does not include any operating efficiencies or cost savings that may be achieved or any integration expenses. Additionally, the historical Edgetech financial information has not been adjusted to remove expenses that have ceased under Quanex’s ownership, such as the prior parent company allocation, or to add incremental anticipated stand-alone expenses going forward. Generally, the pro forma financial information reflects the allocation of the purchase price to the appropriate assets and liabilities based upon their fair values, and related changes in depreciation and amortization expense. Accordingly, such amounts are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the dates indicated or that may result in the future. The unaudited pro forma information reflects primarily the following unaudited pro forma adjustments for the three and nine months ended July 31, 2011:

•	Historical pre-acquisition results of operations for Edgetech for the three and nine months ended July 31, 2011;

•	Amortization expense related to the fair value of identifiable intangible assets acquired;

•	Additional depreciation expense related to the fair value adjustment to property, plant and equipment acquired;

•	Additional facility rental expense;

•	Benefit in cost of goods sold of $0.7 million and $1.6 million in the three and nine months ended July 31, 2011 as a result of applying purchasing accounting;

•	Reduction of expense of $0.3 million and $2.5 million in the three and nine months ended July 31, 2011 to remove the transaction-related costs incurred;

•	The Edgetech historical results and all of the above adjustments were adjusted for the applicable tax impact.

4. Goodwill and Acquired Intangible Assets
Goodwill
All of the Company’s goodwill is recorded on the Engineered Products segment. The change in the carrying amount of goodwill for the period ended July 31, 2012 is as follows (in thousands):

Engineered Products Goodwill
Balance at October 31, 2011	$69,432
Foreign currency translation adjustment	(2,017)
Balance at July 31, 2012	$67,415
Acquired Intangible Assets
Intangible assets consist of the following (in thousands):

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	As of July 31, 2012		As of October 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer relationships	$43,296	$(10,830)	$44,260	$(8,588)
Trademarks and trade names	44,281	(13,720)	44,857	(11,540)
Patents and other technology	24,642	(8,875)	25,300	(7,552)
Other	1,392	(394)	1,392	(186)
Total	$113,611	$(33,819)	$115,809	$(27,866)

The aggregate amortization expense for the three and nine months ended July 31, 2012 was $2.0 million and $6.2 million, respectively. The aggregate amortization expense for the three and nine months ended July 31, 2011 was $2.1 million and $4.2 million, respectively. The increased amortization expense relates to the intangibles acquired in the March 2011 Edgetech acquisition. Estimated amortization expense for the next five years for existing intangibles follows (in thousands):

Fiscal Years Ending October 31,	Estimated Amortization
(In thousands)
2012 (remaining three months)	$2,041
2013	$8,088
2014	$7,964
2015	$7,825
2016	$7,584

5. Inventories
Inventories consist of the following:

	July 31, 2012	October 31, 2011
	(In thousands)
Raw materials	$31,172	$27,862
Finished goods and work in process	28,752	24,988
Supplies and other	3,020	2,992
Total	$62,944	$55,842
Fixed costs related to excess manufacturing capacity, if any, have been expensed in the period, and therefore, are not capitalized into inventory. The values of inventories are based on the following accounting methods:

	July 31, 2012	October 31, 2011
	(In thousands)
LIFO	$22,554	$18,782
FIFO	40,390	37,060
Total	$62,944	$55,842

An actual valuation of inventory under the last in, first out (LIFO) method can be made only at the end of each year based on the inventory costs and levels at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory costs and levels. Because these are subject to many factors beyond management’s control, interim

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

results are subject to the final year-end LIFO inventory valuation which could significantly differ from interim estimates. To estimate the effect of LIFO on interim periods, the Company performs a projection of the year-end LIFO reserve and considers expected year-end inventory pricing and expected inventory levels. Depending on this projection, the Company may record an interim allocation of the projected year-end LIFO calculation. This projection resulted in zero interim LIFO allocation (reported in Cost of sales) for the nine months ended July 31, 2012. With respect to inventories valued using the LIFO method, replacement cost exceeded the LIFO value by approximately $12.3 million as of July 31, 2012 and October 31, 2011.

6. Earnings and Dividends Per Share
Earnings Per Share
The computational components of basic and diluted earnings per share from continuing operations for the three and nine months ended July 31, 2012 and 2011 are as follows (shares and dollars in thousands except per share amounts):

	For the Three Months Ended July 31, 2012			For the Three Months Ended July 31, 2011
			Per			Per
	Income	Shares	Share	Income	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings and earnings per share	$1,531	36,637	$0.04	$9,016	37,125	$0.24
Effect of dilutive securities:
Common stock equivalents arising
from stock options	—	416		—	366
Restricted stock	—	110		—	193
Diluted earnings and earnings per share	$1,531	37,163	$0.04	$9,016	37,684	$0.24

	For the Nine Months Ended July 31, 2012			For the Nine Months Ended July 31, 2011
			Per			Per
	Income	Shares	Share	Income	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings and earnings per share	$(17,502)	36,584	$(0.48)	$2,899	37,103	$0.08
Effect of dilutive securities:
Common stock equivalents arising
from stock options	—	—		—	380
Restricted stock	—	—		—	227
Diluted earnings and earnings per share	$(17,502)	36,584	$(0.48)	$2,899	37,710	$0.08

Fiscal 2012 basic and diluted earnings per share from continuing operations are identical for the nine months ended July 31, 2012 as the Company reported a loss from continuing operations. The computation of diluted earnings per share excludes outstanding options and other common stock equivalents in periods where inclusion of such potential common stock instruments would be anti-dilutive in the periods presented.
When income from continuing operations is a loss, all potential dilutive instruments are excluded from the computation of diluted earnings per share as they would be anti-dilutive. Accordingly, for the nine months ended July 31, 2012, 0.1 million of restricted stock and 0.4 million of common stock equivalents were excluded from the computation of diluted earnings per share as the Company had a loss from continuing operations.
For the nine months ended July 31, 2012 and 2011, the Company had 0.8 million and 0.3 million, respectively, of securities that are potentially dilutive in future earnings per share calculations. Such dilution will be dependent on the excess of the market price of the Company’s stock over the exercise price and other components of the treasury stock method.
Dividends Per Share
During the three and nine months ended July 31, 2012, the Company paid $0.04 and $0.12, respectively, cash dividend per common share. During the three and nine months ended July 31, 2011, the Company paid $0.04 and $0.12, respectively, cash dividend per common share.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Comprehensive Income
Comprehensive income comprises net income and all other non-owner changes in equity, including foreign currency translation, pension related adjustments and realized and unrealized gains and losses on derivatives, if any. Comprehensive income (loss) for the three and nine months ended July 31, 2012 and 2011 was as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2012	2011	2012	2011
	(In thousands)
Comprehensive income (loss):
Net income (loss)	$1,531	$9,016	$(17,502)	$2,887
Foreign currency translation adjustment, net of taxes	(2,284)	(1,026)	(3,445)	951
Total comprehensive income (loss), net of taxes	$(753)	$7,990	$(20,947)	$3,838

Foreign currency translation activity is primarily associated with Edgetech, acquired by the Company on March 31, 2011. As a result of this acquisition, Quanex has operations in Germany and the United Kingdom whose functional currencies are the Euro and the British Pound Sterling, respectively.

8. Long-Term Debt and Capital Lease Obligations
Long-term debt consists of the following:

	July 31, 2012	October 31, 2011
	(In thousands)
Revolving Credit Facility	$—	$—
City of Richmond, Kentucky Industrial Building Revenue Bonds	800	900
Scott County, Iowa Industrial Waste Recycling Revenue Bonds	400	600
Capital lease obligations and other	127	166
Total debt	$1,327	$1,666
Less maturities due within one year included in current liabilities	353	352
Long-term debt	$974	$1,314

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
As of July 31, 2012, the Company had no borrowings under the Credit Facility, and the Company was in compliance with all Credit Facility financial covenants. The availability under the Credit Facility is a function of both the facility amount utilized and meeting covenant requirements. Although there were no borrowings on the Credit Facility and only $5.6 million of outstanding letters of credit under the Credit Facility, the aggregate availability under the Credit Facility was limited by the Consolidated

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Leverage Ratio resulting in an availability of $141.0 million at July 31, 2012.

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
The components of net periodic pension cost are as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2012	2011	2012	2011
	(In thousands)
Net periodic benefit cost:
Service cost	$884	$1,002	$2,710	$2,884
Interest cost	184	213	592	614
Expected return on plan assets	(250)	(276)	(831)	(795)
Amortization of net loss	45	24	118	69
Net periodic benefit cost	$863	$963	$2,589	$2,772

The decrease in net periodic benefit cost from 2011 to 2012 is primarily attributable to decreases in the liabilities and normal costs used to calculate the net periodic benefit cost primarily attributable to demographic data changes. The Company’s pension funding policy generally has been to make the minimum annual contributions required by applicable regulations while considering targeted funded percentages. In fiscal 2010, the Company decided to modify its funding strategy and accelerate contributions to target a 100% funding threshold. Additionally, the Company will consider funding fiscal year requirements early in the fiscal year to potentially maximize returns on assets. The Company made no contributions during the three months ended July 31, 2012 to its defined benefits plan. During the nine months ended July 31, 2012, the Company contributed $4.2 million to the plan. The Company does not expect to make any additional contributions for the balance of fiscal 2012. Future contributions are dependent on many variables, including the variability of the market value of the assets as compared to the obligation and other market or regulatory conditions. In addition, the Company takes into consideration its business investment opportunities and resulting cash requirements. Accordingly, actual funding may differ greatly from current estimates.

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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2012	2011	2012	2011
	(In thousands)
Net Sales:
Engineered Products	$134,060	$124,119	$342,223	$290,623
Aluminum Sheet Products	107,024	132,130	261,017	334,328
Intersegment Eliminations	(3,179)	(3,836)	(9,312)	(9,618)
Consolidated	$237,905	$252,413	$593,928	$615,333
Operating Income (Loss):
Engineered Products	$13,063	$14,146	$14,949	$15,411
Aluminum Sheet Products	(3,162)	7,417	(16,213)	14,027
Corporate & Other	(8,449)	(6,926)	(24,667)	(24,752)
Consolidated	$1,452	$14,637	$(25,931)	$4,686

	July 31, 2012	October 31, 2011
	(In thousands)
Identifiable Assets:
Engineered Products	$387,041	$389,889
Aluminum Sheet Products	135,504	132,161
Corporate, Intersegment Eliminations & Other	56,628	62,879
Consolidated	$579,173	$584,929
Goodwill:
Engineered Products	$67,415	$69,432
Consolidated	$67,415	$69,432

11. Stock-Based Compensation
Effective on April 23, 2008, the Company established the Quanex Building Products Corporation 2008 Omnibus Incentive Plan (the 2008 Plan). The 2008 Plan provides for the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock units (RSUs), performance stock awards, performance unit awards, annual incentive awards, other stock-based awards and cash-based awards. The 2008 Plan is administered by the Compensation and Management Development Committee of the Board of Directors and allows for immediate, graded or cliff vesting options, but options must be exercised no later than ten years from the date of grant. The aggregate number of shares of common stock originally authorized for grant under the 2008 Plan was 2,900,000. At the Company’s annual shareholder meeting in February 2011, the shareholders approved an amendment which increased the aggregate number of shares available for grant under the 2008 Plan by an additional 2,400,000 shares. Any officer, key employee and/or non-employee director of the Company or any of its affiliates is eligible for awards under the 2008 Plan. The initial awards granted under the 2008 Plan were on April 23, 2008; service is the vesting condition.

The Company’s practice is to grant options and restricted stock or RSUs to non-employee directors on the last business day of each fiscal year, with an additional grant of options to each director on the date of his or her first anniversary of service. Additionally, the Company’s practice is to grant options, restricted stock and RSUs to employees at the Company’s December board meeting and occasionally to key employees as deemed appropriate at other times during the year. The exercise price of the

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

option awards is equal to the closing market price on the date granted. The Company generally issues shares from treasury stock, if available, to satisfy stock option exercises and grants of restricted stock. If there are no shares in treasury stock, the Company issues additional shares of common stock. The Company has not capitalized any stock-based compensation cost as part of inventory or fixed assets during the nine months ended July 31, 2012 and 2011.
Restricted Stock Awards
Under the 2008 Plan, common stock may be awarded to key employees, officers and non-employee directors. The recipient is entitled to all of the rights of a shareholder, except that during the forfeiture period the shares are nontransferable. The awards vest over a specified time period, but typically either immediately vest or cliff vest over a three-year period with service as the vesting condition. Upon issuance of stock under the plan, fair value is measured by the grant-date price of the Company’s shares. This fair value is then expensed over the restricted period with a corresponding increase to additional paid-in-capital. A summary of non-vested restricted stock award changes during the nine months ended July 31, 2012 follows:

	Shares	Weighted - Average Grant-Date Fair Value Per Share
Non-vested at October 31, 2011	256,390	$12.67
Granted	83,900	15.08
Cancelled	(11,800)	16.07
Vested	(115,790)	7.82
Non-vested at July 31, 2012	212,700	$16.08

The weighted-average grant-date fair value of restricted stock granted during the nine months ended July 31, 2012 and 2011 was $15.08 and $17.14 per share, respectively. The total fair value of restricted stock vested during the nine months ended July 31, 2012 was $0.9 million. Total unrecognized compensation cost related to unamortized restricted stock awards was $1.5 million as of July 31, 2012. This cost is expected to be recognized over a weighted-average period of 1.9 years.
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

	Nine Months Ended
	July 31,
	2012	2011
Weighted-average expected volatility	54.0%	53.0%
Expected term (in years)	4.9-5.1	4.9-5.1
Risk-free interest rate	0.9%	1.7%
Expected dividend yield over expected term	1.0%	1.0%
Weighted-average grant-date fair value per share	$6.70	$7.59

Below is a table summarizing the stock option shares activity for the 2008 Plan since October 31, 2011:

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000s)
Outstanding at October 31, 2011	2,137,436	$14.08
Granted	572,050	15.57
Exercised	(181,558)	13.78
Cancelled/Expired	(42,735)	15.71
Outstanding at July 31, 2012	2,485,193	14.42	7.4	$6,524
Vested or expected to vest at July 31, 2012	2,410,118	14.34	7.4	$6,480
Exercisable at July 31, 2012	1,569,836	$13.38	6.5	$5,665

The total intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the nine months ended July 31, 2012 and 2011 was $0.8 million and $0.3 million, respectively. The total fair value of shares vested during the nine months ended July 31, 2012 and 2011 was $2.3 million and $2.4 million, respectively. Total unrecognized compensation cost related to stock options granted under the 2008 Plan was $3.8 million as of July 31, 2012. This cost is expected to be recognized over a weighted-average period of 1.7 years.
Restricted Stock Units
RSUs vest over a specified time period, but typically either immediately vest or cliff vest over a three-year period with service as the vesting condition. RSUs are not considered to be outstanding shares of common stock and do not have voting rights. Holders of RSUs receive cash for an equivalent amount of cash dividends paid on the underlying common stock. Upon the earlier of the date the director ceases to be a board member or a change of control or upon vesting for the employee grants, each RSU is payable in cash in an amount equal to the market value of one share of the Company’s common stock. Accordingly, the RSU liability will be adjusted to fair market value at each reporting date. A summary of non-vested restricted stock unit changes during the nine months ended July 31, 2012 follows:

	Shares	Weighted - Average Grant-Date Fair Value Per Share
Non-vested at October 31, 2011	21,000	$18.35
Granted	155,000	15.33
Cancelled	(15,000)	18.35
Non-vested at July 31, 2012	161,000	$15.47
The weighted-average grant-date fair value of restricted stock units granted during the nine months ended July 31, 2012 was $15.33 per share. No restricted stock units were granted during the nine months ended July 31, 2011. No restricted stock units vested during the nine months ended July 31, 2012 and 2011. Total unrecognized compensation cost based on service related to unamortized restricted stock units was $1.9 million as of July 31, 2012. This cost does not include market fluctuations and is expected to be recognized over a weighted-average period of 2.4 years. Cash used to settle restricted stock units during the nine months ended July 31, 2012 was $0.2 million. The number of RSU awards outstanding as of July 31, 2012 and October 31, 2011 was 186,726 and 56,410, respectively.

12. Income Taxes
The provision for income taxes is determined by applying an estimated annual effective income tax rate to income from continuing operations before income taxes. The rate is based on the most recent annualized forecast of pretax income, permanent book versus tax differences and tax credits. The Company’s estimated annual effective tax rate for the nine months ended July 31, 2012 is 32.9% compared to the estimated annual effective tax rate of 35.2% for the nine months ended July 31, 2011. The decrease in the current year effective tax rate benefit is primarily attributable to nondeductible employee related items in the current year.
The Company recorded a state Net Operating Loss (NOL) valuation allowance, net of federal taxes, of $1.0 million in the third quarter of 2012. In assessing the need for a valuation allowance, the Company considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets. The charge to income tax expense for the valuation allowance

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

was largely offset in the quarter by adjustments from the true up of the prior year's tax provision and from the liability for uncertain tax positions due to a lapse in the statute of limitations.
Prepaid and other current assets on the Consolidated Balance Sheets include an income tax receivable of $1.5 million and $0.2 million as of July 31, 2012 and October 31, 2011, respectively.
The Company’s unrecognized tax benefit (UTB) is related to the Separation and state tax items regarding the interpretations of tax laws and regulations. The total UTB as of July 31, 2012 is $15.7 million. Of this, $6.7 million is recorded in Liability for uncertain tax positions and $9.0 million is recorded in Deferred income taxes (non-current assets) on the Consolidated Balance Sheets. The UTB includes $14.6 million for which the disallowance of such items would not affect the annual effective tax rate. During the three months ended July 31, 2012, the Company reduced the liability for uncertain tax positions related to the Separation by $3.6 million as a result of the lapse in the statute of limitations. This resulted in a non-cash increase to retained earnings in stockholders’ equity of $2.9 million and a decrease in income tax expense of $0.7 million.

Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s financial statements or income tax returns. The final outcome of the future tax consequences of legal proceedings, if any, as well as the outcome of competent authority proceedings, changes in regulatory tax laws, or interpretation of those tax laws could impact the Company’s financial statements. The Company is subject to the effects of these matters occurring in various jurisdictions. The Company believes that it is reasonably possible that a decrease of approximately $2.7 million in the UTB may be recognized within the next twelve months as a result of a lapse in the statute of limitations.

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
Total environmental reserves and corresponding recovery for the Company as of July 31, 2012 and October 31, 2011 were as follows:

	July 31, 2012	October 31, 2011
	(In thousands)
Current[1]	$1,700	$1,965
Non-current	10,297	11,221
Total environmental reserves	$11,997	$13,186
Receivable for recovery of remediation costs[2]	$11,690	$12,304
 ________________________

[1]	Reported in Accrued liabilities on the Consolidated Balance Sheets.

[2]	Reported in Accounts receivable and Other assets on the Consolidated Balance Sheets.
Currently, the Company’s ongoing remediation activities are at one of its subsidiaries, Nichols Aluminum-Alabama, LLC (NAA). NAA operates a plant in Decatur, Alabama that is subject to an Alabama Hazardous Wastes Management and Minimization Act Post-Closure Permit. Among other things, the permit requires NAA to remediate, as directed by the state, historical environmental releases of wastes and waste constituents. Consistent with the permit, NAA has undertaken various studies of site conditions and, during the first quarter of 2006, started a phased program to treat in-place free product petroleum that had been

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

released underneath the plant. During the second quarter 2010, NAA submitted to the state the first component of its proposed workplan for implementing a site-wide remedy. The full workplan was submitted to the state during the third quarter 2010, revised during the second quarter 2011 to reflect both additional sampling data and responses to state comments, and revised again in the fourth quarter 2011 in response to another round of state comments. Based on those plans, which remain subject to further comment, revision, and state approval, the Company’s remediation reserve at NAA’s Decatur plant is $12.0 million as of July 31, 2012. Approximately $1.2 million of the July 31, 2012 reserve represents administrative costs; the balance of $10.8 million represents estimated costs for investigation, studies, cleanup, and treatment. The reserve has not been discounted. NAA was acquired through a stock purchase in which the sellers agreed to indemnify Quanex and NAA for identified environmental matters related to the business and based on conditions initially created or events initially occurring prior to the acquisition. Environmental conditions are presumed to relate to the period prior to the acquisition unless proved to relate to releases occurring entirely after closing. The limit on indemnification is $21.5 million excluding legal fees. While the Company’s current estimates indicate it will not reach this limit, changing circumstances could result in additional costs or expense that are not foreseen at this time. In accordance with the indemnification, the indemnitors paid the first $1.5 million of response costs and have been paying 90% of ongoing costs. Based on its experience to date, its estimated cleanup costs going forward, and costs incurred to date as of July 31, 2012, the Company expects to recover from the sellers’ shareholders an additional $11.7 million which has not been discounted. Of that, $10.8 million is recorded in Other assets on the Consolidated Balance Sheets, and the balance is reflected in Accounts receivable on the Consolidated Balance Sheets. The undiscounted recovery from indemnitors as of October 31, 2011was $12.3 million.
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

The following table provides a reconciliation of the activity related to the Company’s accrued warranty, including both the current (reported in Accrued liabilities on the Consolidated Balance Sheets) and long-term portions (reported in Other liabilities on the Consolidated Balance Sheets), for the nine months ended July 31, 2012 (in thousands):

July 31, 2012
Balance at October 31, 2011	$5,262
Provision for warranty expense	546
Change in accrual for preexisting warranties	(838)
Warranty costs paid	(209)
Total accrued warranty	$4,761
Less long-term portion	2,892
Current accrued warranty	$1,869

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the nine months ended July 31, 2012, the Company changed its estimate for preexisting warranties due to a decline in claims experience.

15. Derivative Instruments and Fair Value Measurement of Assets and Liabilities
Fair Value Measurement

The Company holds Money Market Fund investments that are classified as cash equivalents and pension plan assets measured at fair value based on active market quotations. The Company also utilizes financial derivative contracts to manage exposures to fluctuations in foreign currency exchange rates stemming from its international operations. Derivative instruments, which include forward exchange and options contracts, are recorded as either an asset or a liability measured at fair value based on quoted prices from brokers.
The Company’s investments and financial derivative contracts that are measured at fair value on a recurring basis are categorized below using the fair value hierarchy. The fair value hierarchy has three levels based on reliability of inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values obtained from readily available pricing sources for comparable instruments. Level 3 includes fair values requiring measurement without observable market values that would require a high level of judgment to determine fair value. The following table summarizes assets measured on a recurring basis based on the fair value hierarchy:

	July 31, 2012				October 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(In thousands)
Money Market Fund investments	$54,443	$—	$—	$54,443	$80,688	$—	$—	$80,688
Pension plan assets	18,218	—	—	18,218	14,004	—	—	14,004
Total assets	$72,661	$—	$—	$72,661	$94,692	$—	$—	$94,692

Liabilities
Foreign currency exchange derivatives	$—	$(21)	$—	$(21)	$—	$134	$—	$134
Total liabilities	$—	$(21)	$—	$(21)	$—	$134	$—	$134

Net assets (liabilities)	$72,661	$(21)	$—	$72,640	$94,692	$134	$—	$94,826

As of July 31, 2012 and October 31, 2011, the Company did not have any assets or liabilities measured at fair value on a recurring basis in Level 3.
Derivative Instruments

The Company utilizes financial derivative contracts to manage exposures to fluctuations in foreign currency rates stemming from its international operations. Since the derivatives are not designated as hedges, all gains and losses, realized or unrealized, from these foreign currency derivative contracts are recognized in the consolidated income statement. The gains and losses from foreign currency derivatives and the line item where they appear on the Consolidated Statements of Income is:

	Three months ended		Nine months ended
	July 31,		July 31,
	2012	2011	2012	2011
	(In thousands)
Other, net	$700	$(7)	$1,326	$(17)

The foreign currency transaction gains and losses are also recorded in Other, net. See Note 17 for further information.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The fair value of foreign currency exchange derivatives and the line items where they appear on the Consolidated Balance Sheet is:

	July 31, 2012	October 31, 2011
	(In thousands)
Liabilities
Accrued liabilities	$21	$(134)
Hedge accounting has not been used for the foreign currency derivatives. The Company has not entered into a master netting arrangement, nor a collateral security arrangement.
The Company had the following notional position of outstanding foreign currency exchange derivatives:

		July 31, 2012	October 31, 2011
Foreign currency exchange derivatives:		(In thousands)
Sell EUR, buy GBP	EUR	2,400	—
Sell EUR, buy US dollar	EUR	6,100	8,500
Buy GBP, sell US dollar	GBP	610	600
Buy US dollar, sell CAD	CAD	1,002	894

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
As of October 31, 2011, the number of shares in treasury stock was 1,035,288. During the nine months ended July 31, 2012, the Company purchased 94,337 shares at a cost of $1.3 million partially offset by shares issued for stock option exercises and restricted stock grants for a net decrease to the number of shares in treasury stock to 864,167 as of July 31, 2012. Since inception of the program, Quanex has purchased 1,094,337 shares through July 31, 2012. The remaining shares authorized for repurchase in the program was 905,663 as of July 31, 2012.

17. Other Income (Expense)
The Company's non-operating income (expense), ("Other,net") includes the impact of Edgetech's foreign currency denominated exposure and transactions as well as the offsetting foreign currency derivatives used to hedge that exposure. See Note 15 for further explanation.
During the three and nine months ended July 31, 2012, the netted impact of both types of transactions was a loss of $12 thousand and $3 thousand, respectively. During the three and nine months ended July 31, 2012, the net loss consisted of $0.7 million and $1.3 million, respectively, of transaction losses related to foreign currency denominated exposures offset by gains of $0.7 million and $1.3 million related to gains on foreign currency derivatives.
During the three and nine months ended July 31, 2011, the netted impact of foreign currency transactions and foreign currency derivatives was a loss of $0.4 million and $0.2 million, respectively. During the three and nine months ended July 31, 2011, the net loss consisted of $0.4 million and $0.2 million, respectively, of transaction losses related to foreign currency denominated exposures and $7 thousand and $17 thousand of losses related to foreign currency derivatives.

18. Restructuring and Related Activities
In November 2011, management committed to a plan to close its Barbourville, Kentucky facility (Barbourville) which is

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

included in the Engineered Products segment. The consolidation plan, in part, called for the permanent closing of Barbourville, with the equipment used to manufacture the single seal spacer system being relocated to the Company’s Cambridge, Ohio facility. The Company believes this consolidation will allow it to better serve customers through streamlined operations. The consolidation of operations and the subsequent closure of the Barbourville facility was completed in August 2012 with residual cash payments and minor program costs expected to continue into fiscal 2013. All equipment to be retained has been relocated with the main outstanding activities only related to selling remaining equipment and the facility itself.
Under ASC Topic 712, “Compensation — Nonretirement Postemployment Benefits”, the Company is required to record charges for contractual termination benefits and other ongoing benefit arrangements when it is probable that employees will be entitled to benefits under the contract’s terms and the amount can be reasonably estimated. The Company determined that certain severance pay qualifies as either a contractual termination benefit or an ongoing benefit arrangement, and accordingly recognized$1.6 million in severance during the nine months ended July 31, 2012. Severance is being paid out during 2012 as employees exit. Under ASC Topic 420, “Exit or Disposal Cost Obligations,” the Company is required to record charges for one-time employee termination benefits, contract termination costs, and other associated costs as incurred. In February 2012, the Company and the union reached an agreement to pay a one-time incentive bonus to employees upon their planned exit date termination, providing certain performance criteria are met. The salaried employees were offered the same one-time incentive bonus under the same terms as the union employees. For the three and nine months ended July 31, 2012, the Company expensed total employee-related termination costs of $0.3 million and $3.3 million, respectively, and facility consolidation costs of $2.0 million and $4.7 million, respectively. All other costs related to the closure and relocation activities are being recorded as incurred, when they meet the definition of a liability, and they are included in the statements of income as selling, general, and administrative expenses, in accordance with the applicable accounting guidance. Cumulative costs incurred as of July 31, 2012 total $8.0 million. Total expected costs of $9 million for the project are comprised of approximately $4 million for employee-related costs and $5 million for plant closure, equipment moving and set up costs, substantially all of which will be charged to selling, general and administrative expense.

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

A reconciliation of the beginning and ending liability balances showing charges to expense, cash payments and other adjustments for the nine months ended July 31, 2012 is as follows (in thousands):

	Employee termination costs	Facility consolidation costs	Contract termination and other exit costs	Total
Reconciliation of the liability in the balance sheet
Beginning balance, October 31, 2011	$—	$—	$722	$722
Charges to expense, continuing operations	3,336	4,683	12	8,031
Cash payments	(2,270)	(4,204)	(290)	(6,764)
Other adjustments	—	—	(61)	(61)
Ending balance, July 31, 2012	$1,066	$479	$383	$1,928

The employee termination and facility consolidation activity above related to the IG spacer consolidation program while the contract termination and other exit costs relate to The Dalles shut down.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
The discussion and analysis of Quanex Building Products Corporation and its subsidiaries’ financial condition and results of operations should be read in conjunction with the July 31, 2012 Consolidated Financial Statements of the Company and the accompanying notes and in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2011. References made to the “Company” or “Quanex” include Quanex Building Products Corporation and its subsidiaries and Quanex Corporation (accounting predecessor to Quanex Building Products Corporation) unless the context indicates otherwise.
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

In November 2011, management committed to a program to consolidate its Insulating Glass (IG) spacer manufacturing facility in Barbourville, Kentucky into its IG spacer manufacturing facility in Cambridge, Ohio. The facility consolidation was completed in August 2012. In 2010, management closed its start-up facility in China due to the contraction of demand and the Company’s ability to serve the overseas thin film solar panel market from its North American operations. Accordingly, the China assets and liabilities, results of operations and cash flows are reported as discontinued operations for all periods presented. Unless otherwise noted, all discussions reflect only continuing operations.

Consolidated Results of Operations
Summary Information

	Three Months Ended				Nine Months Ended
	July 31,				July 31,
	2012	2011	Change	%	2012	2011	Change	%
	(Dollars in millions)
Net sales	$237.9	$252.4	$(14.5)	(5.7)	$593.9	$615.3	$(21.4)	(3.5)
Cost of sales [1]	200.7	209.7	(9.0)	(4.3)	510.5	524.8	(14.3)	(2.7)
Selling, general and administrative	26.6	18.9	7.7	40.7	80.9	61.2	19.7	32.2
Depreciation and amortization	9.1	9.2	(0.1)	(1.1)	28.4	24.6	3.8	15.4
Operating income (loss)	1.5	14.6	(13.1)	(89.7)	(25.9)	4.7	(30.6)	(651.1)
Interest expense	(0.1)	(0.1)	—	—	(0.4)	(0.3)	(0.1)	33.3
Other, net	—	(0.3)	0.3	(100.0)	0.2	0.1	0.1	100.0
Income tax (expense) benefit	0.1	(5.2)	5.3	(101.9)	8.6	(1.6)	10.2	(637.5)
Income (loss) from continuing operations	$1.5	$9.0	$(7.5)	(83.3)	$(17.5)	$2.9	$(20.4)	(703.4)
_______________________________

[1]	Exclusive of items shown separately below.
Overview
The first nine months of fiscal year 2012 saw some positive signs for the housing market, including rising home starts and falling new home inventory levels.  While the housing market is showing some positive signs, Quanex sees a negative trend in the residential building products market this year. While new home starts are projected to be up about 25% over a year ago, residential repair and remodel (R&R) activity is relatively flat. Quanex believes the best indicator of the strength of its end markets is U.S. window shipments as reported by Ducker Worldwide, a market intelligence firm. For calendar year 2012, Ducker is forecasting total window shipments to be up about 5% year over year; however, the outlook for replacement windows is projected to be down slightly. This is a concern as Quanex estimates that about two-thirds of its Engineered Products segment sales are related to the U.S. residential R&R window market. Also, discussions concerning replacement window demand with some of the Company's larger customers have not been encouraging. While it is difficult to identify the exact causes for this weakness, Quanex believes that ongoing tight credit conditions, flat existing home prices, and lagging consumer confidence continue to discourage homeowners from making significant improvements to their homes.
The decline in Quanex Net sales through July 2012 compared to the year ago period was driven by reduced aluminum shipments and lower aluminum prices within the Aluminum Sheet Products segment whose Net sales declined by $73.3 million during the nine months ended July 31, 2012 compared to the same 2011 period. The segment experienced a strike at two of Nichols' Davenport, Iowa facilities (see further discussion in Aluminum Sheet Products) which had a significant negative impact on shipments. Ducker reported that total U.S. window shipments for the twelve months ended June 30, 2012 were down 2% and replacement window shipments were down 8% compared to the year ago period while the Company's Engineered Products segment experienced a 6% increase in same store sales predominately related to higher vinyl extrusion sales. Same store sales reflect the Net sales of Edgetech, acquired on March 31, 2011, for only comparable months of the last twelve month periods. Operating income declined for the three and nine months ended July 31, 2012 by $13.1 million and $30.6 million, respectively, compared to the year ago periods, most of which is tied to lower aluminum shipments and lower aluminum prices experienced in the aluminum segment. Additionally, the Engineered Products segment incurred an increase in facility related consolidation expenses of $2.3 million and $4.9 million during the three and nine months ended July 31, 2012, respectively, compared to the same 2011 periods.

Quanex historically experiences its lowest sales during the first half of its fiscal year as winter weather typically reduces homebuilding and home improvement activity. Sales are generally seasonally stronger in the second half of the fiscal year with the weather sensitive building season underway. Profits tend to be lower in quarters with lower sales because a high percentage of manufacturing overhead and operating expense is due to labor and other costs that are generally semi-variable through the year. Macro-economic factors like weak residential construction and high unemployment will continue to create difficult end market conditions for Quanex. The Company currently expects calendar year 2012 U.S. window shipments to be about 39 million units, essentially in line with Ducker's 2012 forecasted shipments of 39.6 million. However, the Company remains positive on the long term prospects of its residential and commercial end markets and will continue to invest in its future.
The Company believes that consumer demand for more energy efficient products and its ability to provide innovative window and door systems in addition to stand-alone components will fuel long-term organic growth incremental to the housing market recovery. The integration of Edgetech into the Engineered Products sales and marketing organization was completed in September 2011 and it is clear that Quanex is already a stronger, more customer-focused organization as a result. The Company remains bullish long-term as demographics for long-term housing demand in the U.S. remain favorable when factoring the projected population increase and continuing immigration. The Company believes taking a disciplined approach to the way it seeks new business opportunities will make it a more successful company and a stronger competitor by offering a broader range of customers a more robust slate of systems, products, services and solutions, while intensely focusing on continuously improving customer service. Additionally, the Company is elevating its programs to develop more energy efficient products. These programs and initiatives, coupled with an eventual return to a more normal new home construction market and R&R market, will benefit Quanex over the long term.

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
For financial reporting purposes, three of the Company’s four operating segments, Homeshield, Insulating Glass (IG) and Mikron, have been aggregated into the Engineered Products reportable segment. The remaining operating segment, Aluminum Sheet Products (Nichols Aluminum), is reported as a separate reportable segment. Corporate & Other is comprised of corporate office expenses, Company-wide program costs and certain inter-division eliminations. The sale of products between segments is recognized at market prices. The financial performance of the operations is based upon operating income. The segments follow the accounting principles described in Item 1, Note 1 to the consolidated financial statements of the Company’s 2011 Form 10-K. The two reportable segments value inventory on a FIFO or weighted-average basis while the LIFO reserve relating to those operations accounted for under the LIFO method of inventory valuation is computed on a consolidated basis in a single pool and treated as a corporate item.
Three and Nine Months Ended July 31, 2012 Compared to Three and Nine Months Ended July 31, 2011

Engineered Products

	Three Months Ended				Nine Months Ended
	July 31,				July 31,
	2012	2011	Change	%	2012	2011	Change	%
	(Dollars in millions)
Net sales	$134.1	$124.1	$10.0	8.1	$342.2	$290.6	$51.6	17.8
Cost of sales [1]	98.0	90.5	7.5	8.3	256.4	222.1	34.3	15.4
Selling, general and administrative	16.1	12.4	3.7	29.8	49.9	35.0	14.9	42.6
Depreciation and amortization	6.9	7.1	(0.2)	(2.8)	21.0	18.1	2.9	16.0
Operating income (loss)	$13.1	$14.1	$(1.0)	(7.1)	$14.9	$15.4	$(0.5)	(3.2)
_______________________________

[1]	Exclusive of items shown separately below.

Engineered Products is focused on providing window and door OEM customers with fenestration components, products and systems. Key end markets are residential remodel and repair and new home construction. Engineered Products finished the period with sales up $10.0 million or 8% for the quarter and up $51.6 million or 18% for the nine months ended July 31, 2012 compared to the same 2011 periods. The improvement in Net sales was predominantly related to higher vinyl fenestration extrusion sales. Additionally, year-to-date results include nine months of Edgetech sales in 2012 compared to four months in 2011 as Edgetech was acquired on March 31, 2011. Considering Edgetech's partial year contribution, comparable Net sales for the nine months ended July 31, 2012 were 7% higher than the same 2011 period even though the beginning of 2011 benefited from a pull-forward of demand as a result of a $1,500 energy efficient window tax credit program that expired on December 31, 2010. There were no similar tax credits in fiscal 2012.  For the twelve months ended July 31, 2012, Engineered Products’ Net sales before contributions from acquisitions were up 6% compared to the previous twelve months, versus U.S. window shipments that were down approximately 2%. The 2012 gain was primarily from higher vinyl fenestration extrusion sales where the business executed exceptionally well and saw demand rise.  JELD-WEN, a major Quanex customer that produces mid to high-end wood and vinyl windows, has gained significant market share this year at the big box stores. They displaced a competitor that did not buy Quanex extrusions, benefiting Quanex sales in 2012. Although there were favorable signs in housing in the first nine months of fiscal 2012 time will tell as to how much can be attributed to a sustainable housing recovery. U.S. residential replacement window shipments, which drive an estimated two-thirds of its Engineered Products' sales, are down in 2012 and any long-term recovery is likely to take better hold once changes in housing prices, credit availability and consumer confidence turn to the positive.

Net sales less Cost of sales (Contribution margin) at Engineered Products for the three and nine months ended July 31, 2012 compared to the same period of last year improved by $2.4 million and $17.3 million, respectively. The increase in contribution margin for the third quarter 2012 over the third quarter 2011 is predominately due to the higher vinyl extrusion sales in 2012. Approximately one-third of the improvement in contribution margin for the nine months ended July 31, 2012 compared to the same 2011 period is from the rise in vinyl extrusion sales while approximately half of the increase is related to a full nine months of Edgetech sales in 2012 compared to four months of Edgetech business during the same 2011 period. Net sales less Cost of sales as a percent of Net sales for the nine months ended July 31, 2012 is higher than the same 2011 period even with the weak market and pressure on volume. Increased revenues, combined with pricing initiatives, cost controls, productivity improvements, warranty benefits and 2011 purchase accounting costs strengthened margins. One such pricing initiative was the oil-based raw material surcharge initiated May 1, 2011 at Truseal, one of the Company’s insulating glass spacer operations. The surcharge helped Truseal offset the higher cost of butyl, a key raw material of the business that is highly correlated to the price of oil. In 2011, Quanex consolidated facilities in Kent, Washington and closed a facility in The Dalles, Oregon. Of the $3.1 million in 2011 plant consolidation costs, $1.3 million is recognized in Cost of sales benefiting the nine month margin comparison. The three and nine months ended July 31, 2012 include a warranty benefit of $0.8 million from a change in warranty estimate for pre-existing warranties due to a decline in claims experience. The nine months ended July 31, 2011 reflects a $2.1 million charge to increase the warranty reserve estimate associated with a legacy product that Quanex discontinued some years ago, which also contributed to the year over year improvement in margins. Because the establishment of the warranty reserve is an inherently uncertain process involving estimates of the number of future claims and the cost to settle claims, the Company's ultimate losses may differ from the warranty reserve and future adjustments to the reserve may be necessary. Finally, 2011 results were negatively impacted by $0.7 million and $1.6 million of additional non-cash Cost of goods sold during the three and nine months ended July 31, 2011, respectively, due to the increased value of inventory sold from applying purchase accounting to the Edgetech inventory acquired.
On November 7, 2011, the Company announced a consolidation program for its IG spacer manufacturing facility in Barbourville, Kentucky into its IG spacer manufacturing facility in Cambridge, Ohio. The facility consolidation was completed ahead of schedule in August 2012, and the Barbourville facility is permanently closed. Total cash spending associated with the consolidation plan is estimated at about $16.0 million (excludes a pre-tax, non-cash impairment charge of $1.6 million taken in the fourth quarter 2011). Of the $16.0 million of cash, total expenses (to be recognized in Selling, general and administrative costs) are expected to be about $9.0 million for the project, comprised of approximately $4.0 million for employee-related costs and $5.0 million for plant closure, equipment moving and set up costs, substantially all of which will be charged to Selling, general and administrative expense. While Quanex expects a modest benefit in the fourth quarter from the project completion, the Company expects the estimated annual pre-tax cash savings of $9.0 million to begin in fiscal 2013. Selling, general and administrative costs increased by $3.7 million and $14.9 million for the three and nine months ended July 31, 2012 compared to the same 2011 periods, respectively, primarily due to more plant consolidation expenses in 2012 compared to 2011. The three and nine months ended July 31, 2012 Selling, general and administrative costs included expenses of $2.3 million and $8.0 million, respectively, associated with the Company’s IG spacer consolidation program compared to $1.4 million (included in the total $3.1 million discussed above) in first quarter 2011 related to plant consolidations. The Company does expect the residual cash payments and minor IG consolidation program costs to continue into fiscal 2013. Also the nine months ended July 31, 2012 Selling, general and administrative costs are higher than the same 2011 period from the acquisition of Edgetech in 2011, which contributed $6.3 million of the higher expenses, In March 2012, a portion of the roof collapsed at the Barbourville, Kentucky facility due to extreme weather. While $0.7 million of clean-up and related costs were incurred during the nine months ended July 31, 2012, customers had minimal service interruption as the clean-up activities were well executed and equipment moves to Cambridge were expedited. The Company did experience inefficiencies from the accelerated move and did incur additional costs, some of which are expected to be recovered as the insurance claim is processed and settled. Insurance recoveries are recognized when realized, and may occur in periods subsequent to costs being incurred. Selling, general and administrative costs for the full fiscal year of 2012 are expected to be higher over fiscal 2011 as a full twelve months of expense associated with Edgetech is realized and due to the IG spacer consolidation project.
Depreciation and amortization has increased for the nine months ended July 31, 2012 compared to 2011 primarily due to the addition of Edgetech, which contributed $3.4 million higher depreciation and amortization. Partially offsetting this increase for the nine months ended July 31, 2012 compared to the same 2011 period was $0.3 million (included in the $3.1 million discussed above) of accelerated depreciation related to the plant consolidations recognized in the first quarter of 2011. Depreciation and amortization for the full fiscal year of 2012 is expected to be higher over fiscal 2011 as a full twelve months of expense associated with the recognition of Edgetech intangible assets and the step-up in Edgetech’s tangible assets is realized going forward.
Engineered Products’ operating income for the three and nine months ended July 31, 2012 declined compared to the same 2011 periods by $1.0 million and $0.5 million, respectively. While the 2012 results benefited from the increase in vinyl extrusion sales and favorable changes in warranty estimates, the 2012 reported results and margins were negatively impacted by the aforementioned IG spacer consolidation program and roof collapse related expenses as well as the Company's start up spacer facility in Germany and reduced higher margin non-fenestration IG sales. The three and nine months ended July 31, 2012 saw $2.5 million and $8.7 million, respectively, of the combined IG consolidation and roof related expense compared to $3.1 million of combined facility consolidation in the nine months ended July 31, 2011. The Company continues to believe that investments in growth opportunities like its Germany facility and plant consolidations like the IG consolidation program will have long-term benefits that will outweigh these current period costs and lead to revenue growth and margin improvements in future years.
Even in the face of weaker window demand, 2012 comparable Net sales increased 8.1% and 6.9%, during the three and nine months ended July 31, 2012, respectively, compared to the same 2011 periods from the strong performance of vinyl fenestration extrusions. Engineered Products’ long-term organic growth programs are focused on driving profitable growth through a single sales and marketing team that is intensely focused on driving continuous improvement of customer satisfaction. The Company believes this will drive profitable growth at Engineered Products by furthering the goal of becoming the leading energy efficiency expert in the market by offering customers state-of-the-art engineering, design and marketing support. While the Company believes that it is competively strong in its energy efficient product offerings, the higher price points often associated with these higher-end products may limit sales volumes in these times of tight credit conditions and low consumer confidence. Engineered Products is in the early stages of its long-term organic growth initiatives but believes they will have a meaningful impact on its long-term growth and profitability. The Company will continue to incur expenses and to invest in additional resources at Engineered Products to support this organic growth effort.

Aluminum Sheet Products

	Three Months Ended				Nine Months Ended
	July 31,				July 31,
	2012	2011	Change	%	2012	2011	Change	%
	(Dollars in millions)
Net sales	$107.0	$132.1	$(25.1)	(19.0)	$261.0	$334.3	$(73.3)	(21.9)
Cost of sales [1]	105.9	120.8	(14.9)	(12.3)	263.4	307.9	(44.5)	(14.5)
Selling, general and administrative	2.6	1.8	0.8	44.4	7.7	5.9	1.8	30.5
Depreciation and amortization	1.7	2.1	(0.4)	(19.0)	6.2	6.4	(0.2)	(3.1)
Operating income (loss)	$(3.2)	$7.4	$(10.6)	(143.2)	$(16.3)	$14.1	$(30.4)	(215.6)
Shipped pounds	74.7	79.9	(5.2)	(6.5)	180.0	211.8	(31.8)	(15.0)
_______________________________

[1]	Exclusive of items shown separately below.
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
The decrease in net sales at the Aluminum Sheet Products segment for the three and nine months ended July 31, 2012 was the result of a 6.5% and 15.0%, respectively, decrease in shipments and a 13% and 8%, respectively, decrease in average selling price compared to the same period of 2011. Shipments were down 5.2 million pounds in the third quarter 2012 from the year ago quarter due primarily to an equipment outage at the Company's casting facility. Shipments for the nine months ended July 31, 2012 were down due to reduced production related to the second quarter strike, reliability issues and weaker end demand experienced early in the fiscal year from the absence of the window tax credit program compared to the available program in 2011. The Company estimates that approximately one third of the nine months' volume decline is attributable to the strike. The Aluminum Association, which tracks aluminum industry shipments of sheet products, reported non-can sheet aluminum shipments during the nine months ended July 31, 2012 were up 8% from a year ago, while Aluminum Sheet Products’ shipments were down. Nichols underperformance is primarily attributed to the impact of the strike as well as facility performance issues and relatively weaker residential demand, where it has a large presence, compared to relatively stronger distribution and transportation demand, where it has a smaller presence. Average selling price decreased primarily due to lower London Metal Exchange (LME) aluminum prices in the comparative periods. LME aluminum prices are the most commonly used index for correlating aluminum sheet prices and have been around 90 cents per pound compared to about $1.20 per pound a year ago.
Selling, general and administrative costs increased by $0.8 million and $1.8 million, respectively, for the three and nine months ended July 31, 2012 compared to the same 2011 periods primarily due to $0.3 million and $1.0 million of strike expenses as well as employee related expenses incurred during the third quarter 2012. The strike costs are directly associated with the negotiating activities themselves and include such items as legal fees and security. Quanex does not expect any significant strike related costs in future periods.
Depreciation and amortization has declined for the three and nine months ended July 31, 2012 compared to the same 2011 periods primarily due to equipment reaching the end of its depreciable life.and accelerated depreciation during the first quarter of fiscal 2011 related to the reduction of an asset’s remaining useful life.
Operating income decreased at the Aluminum Sheet Products segment for the three and nine months ended July 31, 2012, compared to prior year due to reduced volume, higher costs associated with purchasing semi-finished aluminum coils from third parties, higher conversion costs associated with the processing of semi-finished coils into finished sheet, and the impact of a lower spread (sales less material costs) associated with a general reduction in LME aluminum prices. While the reduced shipments impacted the results for the quarter and the year, the decline in aluminum spread, which is calculated as the difference between the average sales price and the average raw material cost, negatively impacted the year over year results and even more significantly hurt the results for the three months ended July 31, 2012 compared to the same 2011 period. Spread declined by 22% and 17% in the three and nine months ended July 31, 2012 compared to the same 2011 periods. The segment’s operating income and margins are impacted by changes in LME aluminum prices as its spread is correlated with aluminum prices over time. Declines in aluminum prices generally result in spread compression; however, as aluminum prices rebound, spread and profits generally expand. With LME aluminum prices around 90 cents per pound (a 25% drop from a year ago), and without a corresponding decline in aluminum scrap costs, Quanex's spread in 2012 has been dramatically reduced from last year. This means that aluminum scrap costs are expensive relative to the LME price of aluminum. As Quanex expects scrap demand to remain high and supply to remain relatively tight, the Company does not foresee any significant improvement in this situation for the remainder of the calendar year. Also, in an attempt to meet improving demand, Nichols purchased semi-finished aluminum coils from third parties to help make up for reduced casting capacity from the strike. Third party coils are expensive relative to Nichols' internal cost of production, and third party coils require additional finishing. Nichols is a high fixed cost business, so as its shipments drop, its ability to substantially reduce operating costs is limited. In the three and nine months ended July 31, 2012, estimated direct expenses associated with the strike were approximately $2 million and $7 million, respectively, and the volume related operating income impact in the second quarter 2012 (and impacting the nine month 2012 results) is estimated at about $4 million for total strike related expenses around of $11 million. The net direct expenses of $2 million in the third quarter 2012 primarily relate to the purchase of semi-finished aluminum coils from third parties. The net direct expenses of $7 million for the nine months ended July 31, 2012 represent the aforementioned costs associated with the purchase of semi-finished aluminum coils from third parties and to a lesser extent include outside maintenance, legal fees, security costs and incremental expenses associated with the salary workforce that stepped in to continue to keep the two facilities operating; estimated labor savings are included as a benefit in the net direct expenses figure. The Company does not expect any significant costs in future periods related to this strike. Although the strike hurt the 2012 results, Quanex believes the outcome has improved the competitiveness of the Nichols business and will benefit the overall long-term position of the Company.

Corporate and Other

	Three Months Ended				Nine Months Ended
	July 31,				July 31,
	2012	2011	Change	%	2012	2011	Change	%
	(Dollars in millions)
Net sales	$(3.2)	$(3.8)	$0.6	(15.8)	$(9.3)	$(9.6)	$0.3	(3.1)
Cost of sales [1]	(3.2)	(1.6)	(1.6)	100.0	(9.3)	(5.2)	(4.1)	78.8
Selling, general and administrative	7.9	4.7	3.2	68.1	23.3	20.3	3.0	14.8
Depreciation and amortization	0.5	—	0.5	100.0	1.3	0.1	1.2	1,200.0
Operating income (loss)	$(8.4)	$(6.9)	$(1.5)	21.7	$(24.6)	$(24.8)	$0.2	(0.8)
 _______________________________

1	Exclusive of items shown separately below.
Corporate and Other operating expenses, which are not in the segments mentioned above, include intersegment eliminations, the consolidated LIFO inventory adjustments (calculated on a combined pool basis), if any, and corporate office expenses. Net sales amounts represent intersegment eliminations between the Engineered Products segment and the Aluminum Sheet Products segment with an equal and offsetting elimination in Cost of sales. Included in Cost of sales for the three and nine months ended July 31, 2011 was $1.8 million and $3.8 million, respectively, of LIFO expense with no comparative costs in 2012. LIFO related expense/income is derived from management's estimate of year-end inventory volume and pricing. Management is currently estimating that aluminum scrap values held in inventory by the Company will be relatively flat at October 31, 2012 compared to October 31, 2011. Accordingly, no year-end LIFO adjustment was recorded during the nine months ended July 31, 2012. Management updates this estimate each quarter in an effort to determine what amount, if any, should be recorded in the period. The actual adjustment is trued-up in the fourth quarter once the year-end volume levels and pricing are known.
Corporate Selling, general and administrative costs increased by $3.2 million and $3.0 million, respectively, for the three and nine months ended July 31, 2012 compared to the same 2011 periods. The Company initiated a company-wide ERP project (Project Quest) in 2011 to support the drive for long-term organic growth by bringing the myriad of disparate systems currently existing throughout the Company together into a single standard system supported by a common set of processes. The current plan anticipates the conversion of all of the Company’s disparate systems to a single system over a period of at least three years. Due to a full three and nine months of activity in the periods ended July 31, 2012, expenses associated with the development of Project Quest increased by $1.1 million and $2.3 million, respectively, compared to the same 2011 periods. Project Quest costs recognized in Selling, general and administrative expenses during the nine months ended July 31, 2012 were $3.2 million. During fiscal 2011, the Company recognized $1.5 million of Project Quest expense and expects an increase of expense in fiscal 2012 primarily due to a full twelve months of activity in 2012 as it prepares for the initial conversions of the legacy systems in fiscal 2013. Mark-to-market expense associated with the Company's deferred compensation plan increased by $1.0 million during the three and nine months ended July 31, 2012 compared to the prior 2011 periods, reflecting less of a decrease in the the Company's stock price as well as the market value of other investments held by the deferred compensation plan during the 2012 periods compared to the respective 2011 periods. Approximately 42% of the deferred compensation plan balance is indexed to the Company's stock price, and the Quanex stock price decreased by $1.53 per share for the three months ended July 31, 2012 compared to a decrease of $5.29 per share during the three months ended July 31, 2011. Transaction related costs associated with the acquisition of Edgetech during fiscal 2011 partially offset the higher Project Quest and mark to market costs in 2012. Included in the results for the three and nine months ended July 31, 2011, was $1.2 million and $3.4 million, respectively, of transaction related costs with no comparative costs in 2012.
Project Quest depreciation expense of $0.4 million and $1.0 million was incurred for the three and nine months ended July 31, 2012, respectively, in conjunction with the 2012 implementation of the human capital management module of the ERP system. As the new ERP system is placed in service (replacing the legacy systems) the Company expects depreciation expense to increase.

Other items
Other, net typically includes interest income earned on the Company’s cash and equivalents and, beginning with the acquisition of Edgetech in March 2011, foreign currency transaction gains and losses. During the three and nine months ended July 31, 2012, other income increased by $0.3 million and $0.1 million, respectively, primarily due to a decline in net foreign currency transaction losses of $0.4 million and $0.2 million compared to the respective 2011 periods,

The Company’s estimated annual effective tax rate for the nine months ended July 31, 2012 is 32.9% compared to 35.2%

for the nine months ended July 31, 2011. The decrease in the 2012 tax rate benefit is primarily attributable to nondeductible employee related items in the current year.

Liquidity and Capital Resources
The Company’s principal sources of funds are cash on hand, cash flow from operations, and borrowings under its $270.0 million Senior Unsecured Revolving Credit Facility (the Credit Facility).  As of July 31, 2012, the Company has a solid liquidity position, comprised of cash and equivalents and adequate availability under the Company’s Credit Facility. The Company has $62.3 million of cash and equivalents, $141.0 million of current availability under the revolving credit facility and minimal debt of $1.3 million as of July 31, 2012. Cash equivalents for the nine months ended July 31, 2012 decreased by $27.3 million to $62.3 million primarily due to planned capital expenditures, the Nichols strike and the planned IG spacer consolidation project. The Company’s strategy for cash uses is to invest in organic growth opportunities, make strategic acquisitions that fit its fenestration vision, fund the cash dividend and make ongoing purchases of Quanex stock.
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

As of July 31, 2012, the Company had no borrowings under the Credit Facility, and the Company was in compliance with all Credit Facility covenants as seen by the table below:

At July 31, 2012	Required	Actual
Consolidated Interest Coverage Ratio	No less than 3.00 to 1	100.09 to 1
Consolidated Leverage Ratio	No more than 3.25 to 1	0.15 to 1
Although there were no borrowings on the Credit Facility and only $5.6 million of outstanding letters of credit under the Credit Facility, the aggregate availability under the Credit Facility was limited by the Consolidated Leverage Ratio resulting in an availability of $141.0 million at July 31, 2012. Because the Consolidated Leverage Ratio is based on a rolling twelve months of EBITDA, a change in future earnings will impact the amount available under the Credit Facility in future quarters, absent any pro-forma EBITDA benefit from any potential acquisitions. To have access to the full availability of the $270.0 million Credit Facility, the Company must have a minimum rolling EBITDA of approximately $84 million for the previous four fiscal quarters. Actual rolling EBITDA for the previous four fiscal quarters was $45.5 million as of July 31, 2012. Increased earnings for any future periods could increase availability under the Credit Facility; conversely, reduced earnings for any future periods could adversely impact the amount available under the Credit Facility in future quarters, absent any pro-forma EBITDA benefit from any potential acquisitions.
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
The Company’s working capital was $119.6 million on July 31, 2012 compared to $140.3 million on October 31, 2011. Working capital declined by $20.7 million from a reduction in cash and equivalents primarily related to capital expenditures offset by an increase in conversion capital (accounts receivable plus inventory less accounts payable) of $3.9 million. Within conversion capital, inventory increased by $7.1 million primarily related to increased levels of finished goods held to support higher vinyl extrusion sales. The following table summarizes the Company’s cash flow results from continuing operations for the nine months ended July 31, 2012 and 2011:

	Nine Months Ended
	July 31,
	2012	2011
	(In millions)
Cash flows from operating activities	$6.0	$9.9
Cash flows from investing activities	$(31.2)	$(127.1)
Cash flows from financing activities	$(3.1)	$(7.6)

Highlights from the Company’s cash flow results for the nine months ended July 31, 2012 and 2011 are as follows:
Operating Activities – Continuing Operations
Cash provided from operating activities from continuing operations for the first nine months of fiscal 2012 decreased by $3.9 million compared to the same period last year. Higher cash use is primarily attributable to reduced earnings in 2012, including strike related expenditures; $6.5 million of IG spacer consolidation payments made during the nine months ended July 31, 2012; and a $2.3 million increase in pension contributions. These cash uses were partially offset by conversion capital contributions and lower annual incentive payments made during the nine months ended July 31, 2012 compared to the same 2011 period. Conversion capital activity used $13.2 million less cash during the nine months ended July 31, 2012 compared to the same 2011 period. Conversion capital during the nine months ended July 2011 used $17.6 million of cash (compared to a $4.4 million use of cash in the same 2012 period) primarily attributable to an increase in inventory from a rise in raw material costs and increases in raw and finished goods on hand to to enhance customer service. Quanex remitted a total of $3.5 million relating to reorganization taxes assumed in the Edgetech acquisition, of which $2.8 million was paid in the third quarter of fiscal 2011 and the remaining $0.7 million was paid during the six months ended April 30, 2012.
The Company does not expect to make any additional pension contributions and does not expect to have any significant tax payments for the balance of fiscal 2012. Remaining IG consolidation cash operating expenditures are estimated at approximately $2.0 million and will be remitted as bills and employee termination liabilities are due.
Investing Activities – Continuing Operations
Cash used in investing activities from continuing operations during the nine months ended July 31, 2012, declined $95.9 million compared to the same period in 2011. The decrease in cash spending from investing activities is attributable to the Company's acquisition activity in the second fiscal quarter of 2011 whereby Quanex spent $104.4 million to acquire Edgetech and $6.4 million to acquire JELD-WEN's vinyl extrusion assets in Yakima, Washington. Capital spending increased by $14.7 million during the nine months ended July 31, 2012 compared to the same period in 2011. In the first nine months of fiscal 2012, the Company incurred $10.0 million associated with the rollout of its company-wide ERP system (Project Quest), initiated in March 2011, compared to $2.7 million during the same 2011 period. The Company also incurred capital expenditures of $6.3 million during the nine months ended July 31, 2012 related to its IG spacer consolidation program initiated in fiscal 2012. The Company expects total 2012 capital expenditures to approximate $45 million, including IG consolidation capital spending of approximately $7 million and Project Quest capital spending of $15 million. At July 31, 2012, the Company had commitments of approximately $7.2 million for the purchase or construction of capital assets. The Company plans to fund these capital expenditures through current cash and equivalents.
Quanex announced a $6 million capital improvement project for the paint line at its Alabama aluminum facility. In its current state, the Company believes that it will not see meaningful improvements in either the quality or on-time delivery of its painted sheet without a full replacement of that operation's drying oven. The current oven, which is over forty years old, has been repaired many times and will no longer support a consistently produced, high quality painted sheet. The replacement is scheduled for the first fiscal quarter of 2013 with some cash expenditures beginning at the end of fiscal 2012.
Financing Activities – Continuing Operations
The Company used $3.1 million for financing activities from continuing operations during the nine months ended July 31, 2012, compared to $7.6 million in the same prior year period. The Company spent $3.0 million less on purchases of Quanex common stock in 2012 compared to 2011 which is offset by higher proceeds from stock from option exercises of $1.8 million. During the nine months ended July 31, 2011, the Company received a $0.4 million repayment by the China facility (discontinued cash outflow) to its Quanex parent (offsetting financing cash inflow in continuing operations).
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
At July 31, 2012, the Company had fixed-rate debt totaling $0.1 million or 10% of total debt, which does not expose the Company to the risk of earnings loss due to changes in market interest rates. The Company and certain of its subsidiaries’ floating-rate obligations totaled $1.2 million, or 90% of total debt at July 31, 2012. Based on the floating-rate obligations outstanding at July 31, 2012, a one percent increase or decrease in the average interest rate would result in a change to pre-tax interest expense of approximately $12 thousand.
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
Nichols Aluminum maintains a balanced metals book position which excludes a normal operational inventory level. This operating inventory level as a matter of practice is currently not hedged against material price (LME) movements. This practice reflects that over the commodity price cycle, no gain or loss is incurred on this inventory. Through the use of firm price raw material purchase commitments and LME contracts, the Company intends to protect cost of sales from the effects of changing prices of aluminum. To the extent that the raw material costs factored into the firm price sales commitments are matched with firm price raw material purchase commitments, changes in aluminum prices should have no effect. During fiscal 2012 and 2011, the Company primarily relied upon firm price raw material purchase commitments to protect cost of sales tied to firm price sales commitments. At July 31, 2012, there were 103 open LME forward contracts associated with metal exchange derivatives covering notional volumes of 5.7 million pounds with a fair value mark-to-market net loss of approximately $0.6 million. At July 31, 2012 there were no open LME short sale contracts associated with metal exchange derivatives. These contracts were not designated as hedging instruments, and any mark-to-market net gain or loss was recorded in Cost of sales with the offsetting amount reflected as a current asset or liability on the balance sheet. At October 31, 2011, there were 62 open LME forward contracts associated with metal exchange derivatives covering notional volumes of 3.4 million pounds with a fair value mark-to-market net loss of approximately $0.1 million. In addition, at October 31, 2011 there were 97 open LME short sale contracts associated with metal exchange derivatives covering notional volumes of 5.3 million pounds with a fair value mark-to-market net gain of approximately $0.1 million.

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
At July 31, 2012 and October 31, 2011, the Company held foreign currency derivative contracts hedging cross-border intercompany and commercial activity at IG Systems. Although these derivatives hedge exposures to fluctuations in foreign currency rates, the Company elected not to utilize hedge accounting. As a result, the change in the fair value of these foreign currency derivatives was recorded directly to other income and expense ("Other, net"). Since the gain or loss on the derivatives is offset by the gain or loss from remeasuring the underlying foreign currency transaction or balance, there would be no material impact to our income from an adverse hypothetical 10 percent change in the July 31, 2012, or October 31, 2011 exchange rates. The notional and fair market values of these positions at July 31, 2012 and October 31, 2011, were as follows:

		Notional		Fair Value
		July 31, 2012	October 31, 2011	July 31, 2012	October 31, 2011
Foreign currency exchange derivatives:		(In thousands)
Sell EUR, buy GBP	EUR	2,400	—	$(5)	$0
Sell EUR, buy US dollar	EUR	6,100	8,500	(9)	147
Buy GBP, sell US dollar	GBP	610	600	(1)	2
Buy US dollar, sell CAD	CAD	1,002	894	(6)	(15)

For additional information about the Company's use of foreign currency derivatives, see Note 15 - Derivative Instruments and Fair Value Measurement of Assets and Liabilities.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (1934 Act) as of July 31, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2012, the disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting

As part of management's program to consolidate its U.S. IG spacer operations, the Company's U.S. Edgetech Cambridge facility converted its financial system to the Truseal financial and general ledger system.
There have been no other changes in internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors
There have been no material changes from the risk factors as previously disclosed in our Form 10-K for the year ended October 31, 2011 in response to Item 1A of Part I of Form 10-K, except for the  following risk factors which have been added to those risk factors or which have been updated or otherwise modified.

The Company is subject to various existing and contemplated laws, regulations and government initiatives that may materially impact its demand, profitability, or costs of doing business.

The Company's business may be materially impacted by various governmental laws, regulations and initiatives that may artificially create, deflate, accelerate, or decelerate consumer demand for its products. For example, when the government issues tax credits designed to encourage increased homebuilding or window purchases, the credits may create a spike in demand that would not otherwise have occurred and our production capabilities may not be able to keep pace, which could materially impact our profitability. Likewise, when such laws, regulations or initiatives expire, our business may experience a material loss in sales volume or an increase in production costs as a result of the decline in consumer demand that follows such expiration.

If aluminum prices on the London Metals Exchange (LME) were to decline quickly and significantly, the Company's profitability could be adversely affected.

At the Company's Aluminum Sheet Products segment, profitability in part depends on the market price of aluminum ingot as compared to the market price of aluminum scrap. If aluminum ingot prices experience a rapid and significant decline, then the Company's aluminum business could experience a corresponding decline in spread (sales less material costs), which could adversely affect its profitability.

The Company is subject to various environmental requirements and is currently engaged in remediation activities at one location. Compliance with, or liabilities under, existing or future environmental laws and regulations could significantly increase the Company's costs of doing business.

The Company is subject to extensive federal, state and local laws and regulations concerning the discharge of materials into the environment and the remediation of chemical contamination. To satisfy such requirements, the Company must make capital and other expenditures on an ongoing basis. For example, environmental agencies continue to develop regulations implementing the Federal Clean Air Act. Depending on the nature of the regulations adopted, the Company may be required to incur additional capital and other expenditures in the next several years for air pollution control equipment, to maintain or obtain operating permits and approvals, and to address other air emission-related issues.  Future expenditures relating to environmental matters will necessarily depend upon the application to the Company and its facilities of future regulations and government decisions. It is likely that the Company will be subject to increasingly stringent environmental standards and the additional expenditures related to compliance with such standards. Furthermore, if the Company fails to comply with applicable environmental regulations, the Company could be subject to substantial fines or penalties and to civil and criminal liability.  In addition, the Company continues to engage in remediation efforts at its Nichols Aluminum facility in Decatur, Alabama, for which a third party is indemnifying us for 90% of costs. The limit on indemnification is $21.5 million excluding legal fees. If these remediation efforts are not successful or prove more expensive than our current estimates, or if the company currently indemnifying us fails to continue doing so, then our remediation costs could significantly increase.

The Company may not be able to successfully identify, manage or integrate past or future acquisitions, and if it is unable to do so, the Company's rate of growth and profitability could be adversely affected.

The Company cannot provide any assurance that it will be able to identify appropriate acquisition candidates or, if it does, that it will be able to successfully negotiate the terms of an acquisition, finance the acquisition, or integrate the acquired business effectively and profitably into its existing operations. Integration of future acquired businesses could disrupt the Company's business by diverting management's attention away from day-to-day operations. Further, failure to successfully integrate any acquisition may cause significant operating inefficiencies and could adversely affect the Company's profitability. Consummating an acquisition could require the Company to raise additional funds through additional equity or debt financing. Additional equity financing could depress the market price of the Company's common stock. In addition, we are currently continuing with the process of integrating Edgetech into our Insulating Glass division.  If this integration effort fails or does not meet our cost, timing, or expected benefit assumptions, then our profitability could be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On May 27, 2010, the Board of Directors approved a stock repurchase program that authorized the repurchase of 1.0 million shares of the Company’s common stock, and on August 25, 2011, the Board of Directors authorized an additional 1.0 million shares to the program. The program does not have a dollar limit or an expiration date. There were no repurchases of shares during the quarter ended July 31, 2012, and there were 905,663 shares remaining in the program at July 31, 2012.

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

QUANEX BUILDING PRODUCTS CORPORATION

Date:	September 10, 2012	/s/ Brent L. Korb
Brent L. Korb
Senior Vice President – Finance and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

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