Form 10-Q
period 2013-01-31
Quanex Building Products CORP
filed 2013-03-07
CIK 1423221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________
FORM 10-Q
 ________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2013
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 4, 2013
Common Stock, par value $0.01 per share	37,060,140

QUANEX BUILDING PRODUCTS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 31, 2013	October 31, 2012
	(In thousands except share amounts)
ASSETS
Current assets:
Cash and equivalents	$4,558	$71,255
Accounts receivable, net of allowance of $1,181 and $1,026	78,000	85,644
Inventories, net	84,563	65,904
Deferred income taxes	26,865	20,439
Prepaid and other current assets	8,461	7,628
Total current assets	202,447	250,870
Property, plant and equipment, net	178,788	168,877
Deferred income taxes	8,507	8,911
Goodwill	71,509	68,331
Intangible assets, net	85,763	78,380
Other assets	15,286	14,169
Total assets	$562,300	$589,538
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$72,054	$80,985
Accrued liabilities	32,796	46,459
Current maturities of long-term debt	379	368
Total current liabilities	105,229	127,812
Long-term debt	1,088	1,033
Deferred pension and postretirement benefits	7,736	6,873
Liability for uncertain tax positions	6,790	6,736
Non-current environmental reserves	9,480	9,827
Other liabilities	16,877	15,430
Total liabilities	147,200	167,711
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, no par value, shares authorized 1,000,000; issued and outstanding - none	—	—
Common stock, $0.01 par value, shares authorized 125,000,000; issued 37,764,039 and 37,788,804, respectively	378	378
Additional paid-in-capital	245,569	245,144
Retained earnings	183,388	193,105
Accumulated other comprehensive income (loss)	(4,274)	(5,299)
Less treasury stock at cost, 706,999 and 816,302 shares, respectively	(9,961)	(11,501)
Total stockholders’ equity	415,100	421,827
Total liabilities and stockholders' equity	$562,300	$589,538
The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	January 31,
	2013	2012
	(In thousands, except per share amounts)
Net sales	$185,713	$161,579
Cost and expenses:
Cost of sales (exclusive of items shown separately below)	162,690	138,042
Selling, general and administrative	27,051	25,152
Depreciation and amortization	9,657	9,689
Operating income (loss)	(13,685)	(11,304)
Non-operating income (expense):
Interest expense	(139)	(126)
Other, net	(91)	217
Income (loss) before income taxes	(13,915)	(11,213)
Income tax benefit (expense)	5,797	4,465
Net income (loss)	$(8,118)	$(6,748)

Earnings (loss) per common share:
Basic	$(0.22)	$(0.18)
Diluted	$(0.22)	$(0.18)

Weighted-average common shares outstanding:
Basic	36,809	36,547
Diluted	36,809	36,547

Cash dividends per share	$0.04	$0.04
The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	January 31,
	2013	2012
	(In thousands)
Net income (loss)	$(8,118)	$(6,748)
Other comprehensive income (loss) - foreign currency translation adjustments (pretax)	901	(1,971)
Other comprehensive income (loss) - foreign currency translation adjustments tax benefit	125	137
Other comprehensive income (loss), net of tax	1,026	(1,834)
Comprehensive income (loss)	$(7,092)	$(8,582)

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Three Months Ended
	January 31,
	2013	2012
	(In thousands)
Operating activities:
Net income (loss)	$(8,118)	$(6,748)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	9,690	9,706
Restructuring charges	—	2,115
Deferred income taxes	(6,499)	(5,457)
Stock-based compensation	2,067	1,602
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Decrease (increase) in accounts and notes receivable	10,862	21,281
Decrease (increase) in inventory	(13,417)	(8,517)
Decrease (increase) in other current assets	(291)	(1,046)
Increase (decrease) in accounts payable	(11,496)	(9,582)
Increase (decrease) in accrued liabilities	(15,695)	(4,482)
Increase (decrease) in income taxes	487	346
Increase (decrease) in deferred pension and postretirement benefits	862	967
Other, net	1,208	1,888
Cash provided by (used for) operating activities	(30,340)	2,073
Investing activities:
Acquisitions, net of cash acquired	(22,449)	—
Capital expenditures	(11,500)	(8,024)
Other, net	16	—
Cash provided by (used for) investing activities	(33,933)	(8,024)
Financing activities:
Repayments of long-term debt	(25)	(20)
Common stock dividends paid	(1,482)	(1,470)
Purchase of treasury stock	—	(1,284)
Issuance of common stock from stock option exercises, including related tax benefits	677	344
Debt issuance costs	(1,070)	—
Cash provided by (used for) financing activities	(1,900)	(2,430)
Effect of exchange rate changes on cash and equivalents	(524)	484
Increase (decrease) in cash and equivalents	(66,697)	(7,897)
Cash and equivalents at beginning of period	71,255	89,619
Cash and equivalents at end of period	$4,558	$81,722
The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

Three Months Ended January 31, 2013	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	(In thousands, except per share amounts)
Balance at October 31, 2012	$378	$245,144	$193,105	$(5,299)	$(11,501)	$421,827
Net income (loss)	—	—	(8,118)	—	—	(8,118)
Foreign currency translation adjustment (net of tax benefit of $125)	—	—	—	1,026	—	1,026
Common dividends ($0.04 per share)	—	—	(1,482)	—	—	(1,482)
Stock-based compensation activity:
Stock-based compensation earned	—	1,709	—	—	—	1,709
Stock options exercised	—	(26)	—	—	534	508
Restricted stock awards	—	(1,006)	—	—	1,006	—
Stock-based compensation tax benefit	—	150	—	—	—	150
Other	—	(402)	(117)	(1)	—	(520)
Balance at January 31, 2013	$378	$245,569	$183,388	$(4,274)	$(9,961)	$415,100
The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Basis of Presentation
Quanex Building Products Corporation and its subsidiaries (Quanex or the Company) is a technological leader in the production of aluminum sheet products, flexible insulating glass spacers, extruded vinyl profiles, window and door screens, thin film solar panel sealants and precision-formed metal and wood products. The Company's primary geographic market is North America, while also having operations in the U.K. and Germany and serving customers on a global basis. The Company operates its business in two segments: Engineered Products and Aluminum Sheet Products.
The accompanying condensed consolidated financial statements include the Company's accounts as of January 31, 2013 and October 31, 2012 and for the three months ended January 31, 2013 and 2012. All intercompany accounts and transactions have been eliminated in consolidation. These condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. The October 31, 2012 condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2012.
In management's opinion, all adjustments (which consist of normal recurring adjustments, except as disclosed herein) necessary to fairly present the Company's financial position, results of operations and cash flows for the interim periods presented have been included. The results of operations for the three months ended January 31, 2013 are not necessarily indicative of the results to be expected for the full year or for any future periods.

2. New Accounting Pronouncements

The Company adopted Accounting Standards Update (ASU) No. 2011-05, Presentation of Comprehensive Income, as of November 1, 2012 and has elected to present separate Condensed Consolidated Statements of Comprehensive Income for the three months ended January 31, 2013 and 2012.
In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment which amends the guidance in ASC 350-20. The amendments in ASU 2011-08 provide entities with the option of performing a qualitative assessment before performing the first step of the two-step impairment test. If entities determine, on the basis of qualitative factors, it is not more likely than not that the fair value of the reporting unit is less than the carrying amount, then performing the two-step impairment test would be unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. ASU 2011-08 also provides entities with the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to the first step of the two-step impairment test. For the Company, ASU 2011-08 applies to annual and interim goodwill impairment tests performed after November 1, 2012. The provisions of ASU 2011-08 will not have a material effect on the Company's consolidated financial statements.
In December 2011, the FASB issued ASU No. 2011-11 , Disclosures about Offsetting Assets and Liabilities, which requires entities to disclose both gross information and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The scope of this standard, which was subsequently clarified by ASU 2013-1, includes derivatives, sale and repurchase agreements, reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. These disclosures assist users of financial statements in evaluating the effect or potential effect of netting arrangements on a company’s financial position. The Company will be required to apply the amendments as of November 1, 2013. The Company does not expect the provisions of ASU 2011-11 to have a material impact on its consolidated financial statements.
In February 2013, the FASB issued ASU No. 2013-2, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The Company will be required to apply the amendments as of November 1, 2013, with early adoption permitted. The Company does not expect the provisions of ASU 2013-02 to have a material impact on its consolidated financial statements.

3. Acquisitions

On December 31, 2012, the Company acquired substantially all of the assets of Alumco, Inc. and its subsidiaries (Alumco), including its aluminum screen business, for $22.4 million in cash. The purchase agreement contains (1) an earn-out clause that provides for the payment of an additional $0.5 million to Alumco contingent upon the achievement of certain financial targets and (2) a working capital clause that provides for an adjustment to the purchase price based on the working capital balance as of the acquisition date. We estimated the fair value of the contingent consideration to be $0.3 million and accrued it as part of the purchase price. In addition, we reduced the purchase price by approximately $0.4 million to account for the proceeds we expect to receive from Alumco under the terms of the working capital clause.

The purchase price has been allocated to the fair value of the assets acquired and liabilities assumed, as indicated in the table below. The allocation is preliminary and based on estimates and assumptions that are subject to change within the purchase price allocation period (generally one year from the acquisition date). The primary areas of the purchase price allocation that are not yet finalized relate to the valuation of property, plant and equipment and intangible assets.

As of Date of Opening Balance Sheet
(In thousands)
Current assets:
Accounts receivable	$3,638
Inventories	5,062
Prepaid and other current assets	140
Total current assets	8,840
Property, plant and equipment	4,702
Goodwill	2,477
Intangible assets	8,939
Total assets	$24,958
Current liabilities:
Accounts payable	$1,816
Accrued liabilities	705
Current maturities of long-term debt	14
Total current liabilities	2,535
Long-term debt	77
Total liabilities	2,612
Investment	22,346
Total liabilities and equity	$24,958

The Company used recognized valuation techniques to determine the fair value of the assets and liabilities, including the income approach for customer relationships, with a discount rate that reflects the risk of the expected future cash flows. The goodwill balance, which is deductible for tax purposes, resulted primarily from management's expectation that the acquisition will allow Quanex to become a leader in the screen market by expanding its product portfolio and geographic distribution capabilities. The goodwill has been recorded within the Engineered Products segment.

Pro forma results of operations have not been presented because the effect of the Alumco acquisition was not material to our results of operations.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Goodwill and Acquired Intangible Assets
Goodwill
All of the Company’s goodwill is recorded in the Engineered Products segment. The change in the carrying amount of goodwill for the period ended January 31, 2013 is as follows (in thousands):

Engineered Products Goodwill
Balance at October 31, 2012	$68,331
Alumco acquisition	2,477
Foreign currency translation adjustment	701
Balance at January 31, 2013	$71,509
Acquired Intangible Assets
Intangible assets consist of the following (in thousands):

	As of January 31, 2013		As of October 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer relationships	$52,768	$(12,600)	$43,737	$(11,675)
Trademarks and trade names	44,700	(15,302)	44,519	(14,520)
Patents and other technology	25,219	(9,880)	24,773	(9,382)
Other	1,392	(534)	1,392	(464)
Total	$124,079	$(38,316)	$114,421	$(36,041)

The intangible assets as of January 31, 2013 include customer relationships of $8.7 million and technology of $0.2 million related to the Alumco acquisition. These assets have estimated useful lives of 10 and 3 years, respectively. (See Note 3 for further information about the acquisition.)

The aggregate amortization expense for the three months ended January 31, 2013 and 2012 was $2.2 million and $2.1 million, respectively. Estimated amortization expense for the next five years for existing intangibles follows (in thousands):

Fiscal Years Ending October 31,	Estimated Amortization
(In thousands)
2013 (remaining nine months)	$6,857
2014	$9,049
2015	$8,918
2016	$8,647
2017	$8,541

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Inventories
Inventories consist of the following:

	January 31, 2013	October 31, 2012
	(In thousands)
Raw materials	$36,139	$30,400
Finished goods and work in process	46,050	32,937
Supplies and other	2,374	2,567
Total	$84,563	$65,904
Fixed costs related to excess manufacturing capacity, if any, have been expensed in the period they were incurred and, therefore, are not capitalized into inventory. The values of inventories are based on the following accounting methods:

	January 31, 2013	October 31, 2012
	(In thousands)
LIFO	$37,680	$28,224
FIFO	46,883	37,680
Total	$84,563	$65,904

During interim quarters, the Company estimates a LIFO reserve based on our expectations of year-end inventory levels and costs. If our calculations indicate that an adjustment at year-end will be required, we record a proportionate share of this amount during the quarter. At year-end, we calculate the actual LIFO reserve and record an adjustment for the difference between the annual calculation and any estimates recognized during the interim quarters.  Because the interim projections are subject to many factors beyond management's control, the results could differ significantly from the year-end LIFO calculation. Our projections resulted in no interim LIFO allocation for the three months ended January 31, 2013. Similarly, no interim LIFO allocation was recognized for the three months ended January 31, 2012.
For inventories valued under the LIFO method, replacement cost exceeded the LIFO value by approximately $10.7 million as of January 31, 2013 and October 31, 2012.

6. Earnings Per Share
Earnings Per Share
Basic and diluted earnings per share are identical for the three months ended January 31, 2013 and 2012. The computation of diluted earnings per share excludes outstanding options and other common stock equivalents when their inclusion would be anti-dilutive. This is always the case when an entity incurs a net loss as the Company did during the periods presented. For the three months ended January 31, 2013, 0.1 million of restricted stock and 0.5 million of common stock equivalents were excluded from the computation of diluted earnings per share. For the three months ended January 31, 2012, 0.1 million of restricted stock and 0.3 million of common stock equivalents were excluded from the computation of diluted earnings per share.
For the three months ended January 31, 2013 and 2012, the Company had 0.6 million and 1.3 million, respectively, of securities that are potentially dilutive in future earnings per share calculations. Such dilution will be dependent on the excess of the market price of the Company’s stock over the exercise price and other components of the treasury stock method.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Long-Term Debt and Capital Lease Obligations
Long-term debt consists of the following:

	January 31, 2013	October 31, 2012
	(In thousands)
Revolving Credit Facility	$—	$—
City of Richmond, Kentucky Industrial Building Revenue Bonds	800	800
Scott County, Iowa Industrial Waste Recycling Revenue Bonds	400	400
Capital lease obligations and other	267	201
Total debt	$1,467	$1,401
Less maturities due within one year included in current liabilities	379	368
Long-term debt	$1,088	$1,033

On January 28, 2013 the Company entered into a Senior Unsecured Revolving Credit Facility (the Credit Facility) that has a five-year term and permits aggregate borrowings at any time of up to $150 million, with a letter of credit sub-facility, a swing line sub-facility and a multi-currency sub-facility. Borrowings denominated in U.S. dollars bear interest at a spread above LIBOR or a base rate derived from the prime rate. Foreign denominated borrowings bear interest at a spread above the LIBOR applicable to such currencies. Subject to customary conditions, the Company may request that the aggregate commitments under the Credit Agreement be increased by up to $100 million, with total commitments not to exceed $250 million. The Credit Facility replaces the Company's previous Senior Unsecured Revolving Credit Facility that was scheduled to expire on April 23, 2013.
The Credit Facility requires the Company to comply with certain financial covenants. Specifically, the Company must not permit, on a quarterly basis, the ratio of its consolidated EBITDA to its consolidated interest expense to exceed 3.00 to 1. Also, the Company must not permit the ratio of its consolidated funded debt to its consolidated EBITDA (Consolidated Leverage Ratio) to exceed 3.25 to 1. Additionally, the Credit Facility contains certain limitations on additional indebtedness, asset or equity sales and acquisitions. The payment of dividends and other distributions is permitted provided there is no event of default after giving effect to such transactions.
Although there were no borrowings and only $5.6 million of outstanding letters of credit under the Credit Facility as of January 31, 2013, the aggregate availability under the Credit Facility was limited to $81.0 million based on the Company's consolidated EBITDA and the Consolidated Leverage Ratio covenant limit.
The Company borrowed $10.0 million under the Credit Facility during the second quarter of 2013.

8. Retirement Plans
Pension Plan
The Company has a non-contributory, single employer defined benefit pension plan that covers substantially all non-union employees.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The net periodic pension cost for this plan includes the following components:

	Three Months Ended
	January 31,
	2013	2012
	(In thousands)
Net periodic benefit cost:
Service cost	$907	$980
Interest cost	194	204
Expected return on plan assets	(365)	(277)
Amortization of net loss	62	50
Net periodic benefit cost	$798	$957

The Company made no contributions to its defined benefit plan during the three months ended January 31, 2013. In February 2013, the Company contributed $3.3 million to the plan and does not currently expect to make additional contributions during the fiscal year.

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
The Company measures its inventory at the segment level on a FIFO or weighted-average basis; however, at the consolidated Company level a portion of the inventory is measured on a LIFO basis. The LIFO reserve is computed on a consolidated basis as a single pool and is thus treated as a corporate expense. See Note 5 to the financial statements for more information. LIFO inventory adjustments along with corporate office charges and intersegment eliminations are reported as Corporate, Intersegment Eliminations or Other. The Company accounts for intersegment sales and transfers as though the sales or transfers were to third parties, that is, at current market prices. Intersegment sales, related cost of sales, and intercompany profit are eliminated in consolidation at Corporate. The most significant components of Corporate assets generally include cash and equivalents and property, plant and equipment, which are partially offset by the Company’s consolidated LIFO inventory reserve.

	Three Months Ended
	January 31,
	2013	2012
	(In thousands)
Net Sales:
Engineered Products	$106,119	$99,393
Aluminum Sheet Products	84,603	65,700
Intersegment Eliminations	(5,009)	(3,514)
Consolidated	$185,713	$161,579
Operating Income (Loss):
Engineered Products	$2,833	$1,803
Aluminum Sheet Products	(4,229)	(5,518)
Corporate & Other	(12,289)	(7,589)
Consolidated	$(13,685)	$(11,304)

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	January 31, 2013	October 31, 2012
	(In thousands)
Identifiable Assets:
Engineered Products	$397,776	$380,551
Aluminum Sheet Products	149,168	139,733
Corporate, Intersegment Eliminations & Other	15,356	69,254
Consolidated	$562,300	$589,538
Goodwill:
Engineered Products	$71,509	$68,331
Consolidated	$71,509	$68,331

10. Stock-Based Compensation
The Company's Omnibus Incentive Plan provides for the granting of stock options, restricted stock awards (RSAs), restricted stock units (RSUs) and other stock-based and cash-based awards.
Restricted Stock Awards
RSAs are awarded to key employees and officers and typically vest on a straight-line basis over a three-year period with service as the vesting condition. The recipient is entitled to all of the rights of a shareholder, except that the shares are nontransferable during the vesting period. The fair value of the RSAs is established on the grant date and then expensed over the vesting period with a corresponding increase to additional paid-in-capital. A summary of non-vested restricted stock award changes during the three months ended January 31, 2013 is presented below:

	Shares	Weighted - Average Grant-Date Fair Value Per Share
Non-vested at October 31, 2012	212,700	$16.08
Granted	71,400	21.09
Vested	(67,300)	16.21
Non-vested at January 31, 2013	216,800	$17.69

The weighted-average grant-date fair value of restricted stock granted during the three months ended January 31, 2013 and 2012 was $21.09 and $15.08 per share, respectively. The total fair value of restricted stock vested during the three months ended January 31, 2013 and 2012 was $1.1 million and $0.9 million, respectively. Total unrecognized compensation cost related to unamortized restricted stock awards was $2.4 million as of January 31, 2013. This cost is expected to be recognized over a weighted-average period of 2.3 years.
Stock Options
The Company uses the Black-Scholes pricing model to estimate the fair value of its stock options. The following table provides a summary of assumptions used to estimate the fair value of options issued during the three months ended January 31, 2013 and 2012.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended
	January 31,
	2013	2012
Weighted-average expected volatility	54.0%	54.0%
Expected term (in years)	4.9-5.1	4.9-5.1
Risk-free interest rate	0.6%	1.0%
Expected dividend yield over expected term	1.0%	1.0%
Weighted-average grant-date fair value per share	$8.98	$6.49

Options are awarded to key employees, officers and non-employee directors. Director awards vest immediately while employee and officer awards typically cliff vest over a three-year period with service as the vesting condition. Similar to RSAs, the fair value of the options is established on the grant date and expensed over the vesting period with a corresponding increase to additional paid-in-capital. The following table summarizes the Company's stock option shares activity for the three months ended January 31, 2013:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000s)
Outstanding at October 31, 2012	2,473,250	$14.57
Granted	423,100	21.06
Exercised	(37,903)	13.38
Cancelled/Expired	(2,500)	20.99
Outstanding at January 31, 2013	2,855,947	15.54	7.4	$14,813
Vested or expected to vest at January 31, 2013	2,765,986	15.44	7.4	$14,618
Exercisable at January 31, 2013	1,877,560	$14.07	6.5	$12,380

The total intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the three months ended January 31, 2013 and 2012 was $0.3 million and $12.0 thousand, respectively. The total fair value of shares vested during the three months ended January 31, 2013 and 2012 was $2.5 million and $2.1 million, respectively. Total unrecognized compensation cost related to stock options granted under the 2008 Plan was $5.3 million as of January 31, 2013. This cost is expected to be recognized over a weighted-average period of 1.8 years.
Restricted Stock Units
RSUs are awarded to key employees, officers and non-employee directors. The director awards vest immediately and the employee and officer awards typically cliff vest after a three-year period with service as the vesting condition. RSUs are not considered to be outstanding stock and do not have voting rights, although they do receive cash for an equivalent amount of dividends paid to the Company's shareholders. Upon the completion of certain service requirements, each RSU is payable to the holder in cash based on the market value of one share of the Company's common stock. Accordingly, the Company records a liability for the RSUs on its balance sheet and recognizes any changes in the market value during each reporting period as an expense. A summary of non-vested restricted stock unit changes during the three months ended January 31, 2013 is presented below:

	Shares	Weighted - Average Grant-Date Fair Value Per Share
Non-vested at October 31, 2012	161,000	$15.47
Granted	—	—
Vested	—	—
Non-vested at January 31, 2013	161,000	$15.47

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

No restricted stock units were granted during the three months ended January 31, 2013. The weighted-average grant-date fair value of restricted stock units granted during the three months ended January 31, 2012 was $15.08 per share. No restricted stock units vested during the three months ended January 31, 2013 or 2012. Total unrecognized compensation cost based on service related to unamortized restricted stock units was $1.5 million as of January 31, 2013. This cost does not include market fluctuations and is expected to be recognized over a weighted-average period of 1.9 years. There was no cash used to settle restricted stock units during the three months ended January 31, 2013 or 2012. The number of RSU awards outstanding as of January 31, 2013 and October 31, 2012 was 194,358.

11. Income Taxes
The provision for income taxes is determined by applying an estimated annual effective income tax rate to income (loss) before income taxes. The rate is based on the most recent annualized forecast of pretax income, permanent book versus tax differences and tax credits. The Company’s estimated annual effective tax rate for the three months ended January 31, 2013 is 41.7% compared to the estimated annual effective tax rate of 39.8% for the three months ended January 31, 2012. The increase in the current year effective tax rate benefit is primarily attributable to the loss of the manufacturer's deduction benefit in the current year.
The Company continues to record a state Net Operating Loss (NOL) valuation allowance in fiscal 2013. In assessing the need for a valuation allowance, the Company considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets.
Prepaid and other current assets on the Condensed Consolidated Balance Sheets include an income tax receivable of $1.3 million as of January 31, 2013 and October 31, 2012.
The Company’s unrecognized tax benefit (UTB) is related to the spin-off of the Company in 2008 and state tax items regarding the interpretations of tax laws and regulations. The total UTB as of January 31, 2013 is $15.8 million. Of this, $6.8 million is recorded in Liability for uncertain tax positions and $9.0 million is recorded in Deferred income taxes (non-current assets) on the Condensed Consolidated Balance Sheets. The UTB includes $14.7 million for which the disallowance of such items would not affect the annual effective tax rate.

Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s financial statements or income tax returns. The final outcome of the future tax consequences of legal proceedings, if any, as well as the outcome of competent authority proceedings, changes in regulatory tax laws, or interpretation of those tax laws could impact the Company’s financial statements. The Company is subject to the effects of these matters occurring in various jurisdictions. The Company believes it is reasonably possible that a decrease of approximately $2.7 million in the UTB may be recognized within the next twelve months as a result of a lapse in the statute of limitations.

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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The table below indicates the total environmental reserve and corresponding recovery balances as well as where these balances are reported on the Condensed Consolidated Balance Sheets as of January 31, 2013 and October 31, 2012:

	January 31, 2013	October 31, 2012
	(In thousands)
Accrued liabilities	$1,700	$1,700
Non-current environmental reserves	9,480	9,827
Total environmental reserves	$11,180	$11,527

Accounts receivable	$436	$821
Other assets (non-current)	10,062	10,374
Total receivable for recovery of remediation costs	$10,498	$11,195

Currently, the Company’s ongoing remediation activities are at one of its subsidiaries, Nichols Aluminum-Alabama, LLC (NAA). NAA operates a plant in Decatur, Alabama that is subject to an Alabama Hazardous Wastes Management and Minimization Act Post-Closure Permit. Among other things, the permit requires NAA to remediate, as directed by the state, historical environmental releases of wastes and waste constituents. Consistent with the permit, NAA has undertaken various studies of site conditions and, during the first quarter of 2006, started a phased program to treat in-place free product petroleum that had been released underneath the plant. During the second quarter 2010, NAA submitted to the state the first component of its proposed workplan for implementing a site-wide remedy. The full workplan was submitted to the state during the third quarter 2010, revised during the second quarter 2011 to reflect both additional sampling data and responses to state comments, and revised again in the fourth quarter 2011 in response to another round of state comments. Based on those plans, which remain subject to further comment, revision, and state approval, the Company’s remediation reserve at NAA’s Decatur plant is $11.2 million as of January 31, 2013. Approximately $1.1 million of the January 31, 2013 reserve represents administrative costs; the balance of $10.1 million represents estimated costs for investigation, studies, cleanup, and treatment. The reserve has not been discounted. NAA was acquired through a stock purchase in which the sellers agreed to indemnify Quanex and NAA for identified environmental matters related to the business and based on conditions initially created or events initially occurring prior to the acquisition. Environmental conditions are presumed to relate to the period prior to the acquisition unless proved to relate to releases occurring entirely after closing. The limit on indemnification is $21.5 million excluding legal fees. While the Company’s current estimates indicate it will not reach this limit, changing circumstances could result in additional costs or expense that are not foreseen at this time. In accordance with the indemnification, the indemnitors paid the first $1.5 million of response costs and have been paying 90% of ongoing costs. Based on its experience to date, its estimated cleanup costs going forward, and costs incurred to date as of January 31, 2013, the Company expects to recover from the sellers’ shareholders an additional $10.5 million which has not been discounted. The undiscounted recovery from indemnitors as of October 31, 2012 was $11.2 million.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The following table provides a reconciliation of the activity related to the Company’s accrued warranty, including both the current (reported in Accrued liabilities on the Condensed Consolidated Balance Sheets) and long-term portions (reported in Other liabilities on the Condensed Consolidated Balance Sheets), for the three months ended January 31, 2013 (in thousands):

January 31, 2013
Beginning balance	$4,781
Provision for warranty expense	121
Warranty costs paid	(240)
Total accrued warranty	$4,662
Less long-term portion	2,614
Current accrued warranty	$2,048

14. Derivative Instruments and Fair Value Measurement of Assets and Liabilities
Derivative Instruments

The Company's derivative activities are subject to the management, direction, and control of the Chief Financial Officer and Chief Executive Officer and other officers and employees they select. Certain transactions in excess of specified levels require further approval from the Board of Directors.
The nature of the Company's business activities requires the management of various financial and market risks, including those related to changes in foreign currency exchange rates and aluminum scrap prices. The Company uses foreign currency forwards and options and aluminum forward and swap contracts to mitigate or eliminate certain of those risks. Specifically, the foreign currency contracts are used to offset fluctuations in the value of accounts receivable and payable balances that are denominated in currencies other than the U.S. dollar, which consist principally of the Euro, British Pound and Canadian Dollar. The aluminum contracts are used to minimize the price risk related to customer sales contracts. The Company enters into firm price raw material purchase commitments (which are designed as "normal purchases" under ASC 815) as well as contracts on the London Metal Exchange (LME). The Company's risk management policy as it relates to these LME contracts is to enter into contracts as needed so that raw material purchase levels, including both fixed price purchase commitments as well as LME contracts match the needs of the Company to meet committed sales orders. This is done through the use of LME forward purchase and sale contracts as well as LME swap contracts. The Company does not currently enter into derivative transactions for speculative or trading purposes.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company has not designated any of its derivative contracts for hedge accounting treatment. Therefore, changes in the fair value of these contracts are recorded in the Condensed Consolidated Statements of Income as follows:

		Three Months Ended
Derivatives Not Designated as	Location of Gain or (Loss)	January 31,
Hedging Instruments	Recognized in Earnings	2013	2012
		(In thousands)
Aluminum derivatives	Cost of sales	$70	$961
Foreign currency derivatives	Other, net	$(708)	$721
The fair value of outstanding derivative contracts recorded as assets and liabilities on the accompanying Condensed Consolidated Balance Sheet is indicated in the table below:

	January 31, 2013	October 31, 2012
	(In thousands)
Asset Derivatives
Prepaid and other current assets:
Aluminum derivatives	$38	$10
Foreign currency derivatives	$11	$6

Liability Derivatives
Accrued liabilities:
Aluminum derivatives	$79	$170
Foreign currency derivatives	$123	$23
Other liabilities (non-current):
Aluminum derivatives	$—	$4

The following table summarizes the notional amounts and fair value of the Company's outstanding derivative contracts:

	Notional as indicated			Fair Value in $
		January 31, 2013	October 31, 2012	January 31, 2013	October 31, 2012
		(In thousands)
Aluminum derivatives:
Aluminum forward purchase contracts	LBS	1,213	2,370	$46	$(164)
Aluminum forward sales contracts	LBS	1,488	—	$(78)	$—
Aluminum swap contracts	LBS	163	—	$(8)	$—

Foreign currency exchange derivatives:
Sell EUR, buy GBP	EUR	940	545	$(7)	$—
Sell EUR, buy USD	EUR	8,873	7,663	$(111)	$(23)
Sell CAD, buy USD	CAD	443	608	$(5)	$1
Buy GBP, sell USD	GBP	1,756	1,934	$11	$5

Fair Value Measurement

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•
Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability either directly or indirectly including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates) and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

The Company holds Money Market Fund investments, pension plan assets and derivative contracts that are measured at fair value on a recurring basis. The Money Market Fund investments and the pension plan assets are measured at fair value based on active market quotations and are therefore classified as Level 1. All of the Company's derivative contracts are valued using quoted market prices from brokers or exchanges and are classified within Level 2 of the fair value hierarchy.
The Money Market Fund investments are classified as Cash and equivalents, while the pension plan assets are included in Deferred pension and postretirement benefits on the Condensed Consolidated Balance Sheets. The derivative instruments are included in various asset and liability accounts as discussed earlier in this footnote.
The following table summarizes the assets and liabilities measured on a recurring basis based on the fair value hierarchy:

	January 31, 2013				October 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Money market fund investments	$891	$—	$—	$891	$67,819	$—	$—	$67,819
Aluminum derivatives	—	38	—	38	—	10	—	10
Foreign currency exchange derivatives	—	11	—	11	—	6	—	6
Pension plan assets	19,196	—	—	19,196	18,562	—	—	18,562
Total assets	$20,087	$49	$—	$20,136	$86,381	$16	$—	$86,397

Liabilities
Aluminum derivatives	$—	$(79)	$—	$(79)	$—	$(174)	$—	$(174)
Foreign currency exchange derivatives	—	(123)	—	(123)	—	(23)	—	(23)
Total liabilities	$—	$(202)	$—	$(202)	$—	$(197)	$—	$(197)

Net assets (liabilities)	$20,087	$(153)	$—	$19,934	$86,381	$(181)	$—	$86,200

As of January 31, 2013 and October 31, 2012 , the Company did not have any assets or liabilities that were measured at fair value on a recurring basis and classified as Level 3. In connection with the Alumco asset purchase transaction (see Note 3), the Company recognized a $0.3 million contingent liability that is recorded at fair value on a non-recurring basis and was classified as Level 3 as of January 31, 2013. The fair value is based on management's assessment of the probability that the acquired business will achieve the financial targets necessary to receive the earn out payment specified in the purchase agreement. In addition, the Company holds approximately $4.2 million of property that is recorded at fair value on a non-recurring basis and based on broker opinions that was classified as Level 3 as of January 31, 2013 and October 31, 2012.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Other Income (Expense)
The Company's non-operating income (expense), (Other,net) for the three months ended January 31, 2013 and 2012 are as follows:

	Three Months Ended
	January 31,
	2013	2012
	(In thousands)
Other income (expense)
Foreign currency transaction gains (losses)	$662	$(605)
Foreign currency exchange derivative gains (losses)	(708)	721
Interest income	20	79
Other	(65)	22
Other income (expense)	$(91)	$217

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
The discussion and analysis of Quanex Building Products Corporation and its subsidiaries’ financial condition and results of operations should be read in conjunction with the January 31, 2013 Condensed Consolidated Financial Statements of the Company and the accompanying notes and in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2012. References made to the “Company” or “Quanex” include Quanex Building Products Corporation and its subsidiaries and Quanex Corporation (accounting predecessor to Quanex Building Products Corporation) unless the context indicates otherwise.
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
Factors exist that could cause the Company’s actual results to differ materially from the expected results described in or underlying the Company’s forward-looking statements. Such factors include domestic and international economic activity, prevailing prices of aluminum scrap and other raw material costs, the rate of change in prices for aluminum scrap, fluctuations in foreign currency exchange rates, energy costs, interest rates, construction delays, market conditions, particularly in the home building and remodeling markets, any material changes in purchases by the Company’s principal customers, labor supply and relations, environmental regulations, changes in estimates of costs for known environmental remediation projects and situations, world-wide political stability and economic growth, warranty obligations, the Company’s successful implementation of its internal operating plans, acquisition strategies and integration, performance issues with key customers, suppliers and subcontractors, and regulatory changes and legal proceedings. Accordingly, there can be no assurance that the forward-looking statements contained herein will occur or that objectives will be achieved. All written and verbal forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors. For more information, see Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K, for the year ended October 31, 2012.
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

Description of Business
Quanex is a technological leader in the home building products markets and operates in two segments: Engineered Products and Aluminum Sheet Products. The Engineered Products segment manufactures systems, finished products, and components serving the OEM residential window and door industry, while the Aluminum Sheet Products segment produces mill finished and coated aluminum sheet serving the broader residential building products markets.  The primary market drivers of both segments are residential repair and remodel activity and new home construction.
On December 31, 2012, we acquired substantially all of the assets of Alumco Inc. and its subsidiaries. This transaction allowed us to expand the scope of our fenestration business to include screens for vinyl window and door profiles. In addition, we expect that the geographic dispersion of Alumco's business throughout the United States will allow us to build upon our national and regional OEM customer base and enhance our distribution capabilities. We are currently managing this business as a separate division (Quanex Screens) within the Engineered Products segment.

Consolidated Results of Operations
Summary Information

	Three Months Ended
	January 31,
	2013	2012	Change	%
	(Dollars in millions)
Net sales	$185.7	$161.6	$24.1	14.9
Cost of sales [1]	162.7	138.0	24.7	17.9
Selling, general and administrative	27.1	25.2	1.9	7.5
Depreciation and amortization	9.6	9.7	(0.1)	(1.0)
Operating income (loss)	(13.7)	(11.3)	(2.4)	21.2
Interest expense	(0.1)	(0.1)	—	—
Other, net	(0.1)	0.2	(0.3)	(150.0)
Income tax (expense) benefit	5.8	4.5	1.3	28.9
Net income (loss)	$(8.1)	$(6.7)	$(1.4)	20.9
_______________________________

[1]	Exclusive of items shown separately below.

Market Overview
During 2012, virtually all of the headline news related to the U.S. housing market was positive. Actual housing starts for the year reached 780,000, exceeding the National Association of Homebuilder (NAHB) forecast by over 10%. Home equity, considered by some to be a leading indicator of renovation spending, is once again on the rise as housing prices bottomed out in March 2012 and increased by 9.0% during the last nine months of the year according to the national S&P Case Schiller Index. These statistics, coupled with record low interest rates and the increasing availability of consumer credit, have led many industry experts to proclaim that the housing crisis has ended and a sustained recovery is underway. Although we share a sense of optimism regarding the long-term resilience of the housing market, we believe the recovery will be slow and unsteady, and the near-term growth prospects for the fenestration and aluminum markets we serve will continue to be challenging.
To date, most of the growth in housing starts since the trough year of 2009 has been in entry level and multi-family homes for which window to floor ratios are lower compared to mid and higher priced homes. Moreover, entry level and multi-family homes typically employ lower cost, less energy efficient building materials than the vinyl window profiles and insulating glass spacers that we manufacture. Due to these circumstances, a greater portion of our business has shifted to the repair and remodel market in the aftermath of the financial crisis. Although market data such as the Leading Indicator of Remodeling Activity (LIRA) and the NAHB's Remodeling Market Index (RMI) suggest that remodeling activity has returned to 2006 levels and will continue to see healthy increases during 2013, these statistics have been at odds with the actual activity reported by market participants, particularly in the fenestration space. For example, Ducker Worldwide noted that window shipments for the repair and replacement market in 2012 were lower compared to both 2011 shipments and expectations at the start of the year. We believe the pace of the remodeling activity is likely to lag new construction by 12 to 24 months. Moreover, we expect the remodeling activity will initially be concentrated on spending for items that cost less than window and door systems. In that case, a sustained increase in the demand for our products will occur later in the recovery, absent an unexpected increase in the energy efficient tax credits currently available to homeowners or the imposition of stricter regulations requiring the installation of energy efficient windows.
If annual housing starts in the U.S. rise to 1.2 million over the next couple of years as the NAHB currently predicts, mid-priced and luxury homes will represent a greater share of the overall growth in the housing market. This should generate higher demand for our fenestration products, particularly since the government's recent emphasis on energy efficiency (through programs such as Energy Star) has improved consumer awareness of the technological advances in window and door manufacturing. At the same time, we expect these consumers to be cost conscious, and they will need to be convinced of the value proposition for higher end windows. Therefore, our primary means of increasing profit margins over the foreseeable future will likely come from controlling our production costs rather than increasing prices. A secondary source of pricing pressure could arise from the entry of new competitors into the market. As conditions in the housing market improve, it is conceivable that new window manufacturers will crop up to replace those that were forced out of business in the aftermath of the financial crisis. The temptation to sacrifice price in an effort to gain market share may be too great for these new entrants, along with some existing players, to pass up. Due to the excess capacity that already exists in the markets we serve, specifically the vinyl window profile market, we have observed evidence of a price cutting trend and expect that it will continue until demand shows steady signs of growth. We believe the key to maintaining our status as a market leader will be to take a disciplined approach to the way we seek new business opportunities and focus on providing superior customer service.
Outside of the U.S., we continue to be optimistic about our growth prospects in Europe, particularly in the U.K., Germany and Scandinavian countries, where the push for higher energy efficiency standards has been the greatest. Based on our internal analysis, we estimate the size of the insulating glass spacer markets in continental Europe and the U.K. to be approximately 1.4 billion feet, more than double the size of the North American market. Moreover, older technology cold-edge spacers are still a dominant force in these regions and garner almost 60% of the total market share, compared to a significantly lower percentage in the U.S. We believe the investments we are currently making will allow us to become the provider of choice as demand for warm edge spacers grows and eventually displaces cold edge spacers.
Our Aluminum Sheet Products segment is a commodity driven business that is dependent to a large extent on fluctuations in aluminum prices on the London Metals Exchange (LME). These fluctuations, in turn, are driven by macroeconomic conditions that influence supply and demand as well as financial trading in commodities. During 2012, LME prices experienced a general decline and finished the year down by 16%. Although prices improved during the three months ended January 31, 2013, they were still lower compared to the prior year period. The burgeoning recovery of the U.S. housing market will undoubtedly help to promote demand for aluminum and support LME prices, but other factors, such as growth rates and supply overhang in China, the stabilization of the European economies and fiscal challenges in the U.S. could serve as a drag. Until these uncertainties are resolved, the volatility that has characterized commodity markets during the five years following the onset of the financial crisis is likely to continue, and the revenues of our Aluminum Products business will fluctuate as a result. The current forecasts of rising aluminum prices during the remainder of 2013 are encouraging, but we recognize that stagnant or declining prices are also a distinct possibility. Although the price of the scrap material we purchase is also dependent to a certain extent on LME prices, the correlation between the two is not as high as it is for finished goods. Therefore, in periods of declining LME prices, we tend to suffer from both lower revenues and proportionately higher raw material costs.
Analysis of Consolidated Operating Results
The improvement in our consolidated net sales during the three months ended January 31, 2013 compared to the prior year was driven primarily by a 33% increase in shipments for our Aluminum Products segment. Within our Engineered Products segment, net sales for the quarter were higher due to the inclusion of one month of activity for the recently acquired assets of Alumco, which contributed $3.7 million of revenue during January. In addition, we experienced a slight uptick in our sales of vinyl window profiles during the current quarter.
Operating income declined by $2.4 million during the three months ended January 31, 2013 compared to the prior year due largely to a planned increase in Corporate expenses for our Enterprise Resource Planning (ERP) system implementation and other IT initiatives. In addition, we incurred approximately $1.0 million in transaction expenses related primarily to the Alumco asset purchase. The operating loss within our Aluminum Products segment improved by $1.3 million compared to last year due to higher volume and favorable inventory build combined with lower depreciation expense. Likewise, the operating income within our Engineered Products segment increased by $1.0 million. Last year, the segment's operating income was negatively affected by $2.5 million of facility consolidation expenses that did not recur in the current year. In addition, our selling costs decreased by approximately $0.4 million compared to the first quarter of 2012, although we do expect selling costs to ramp up as the year progresses. These benefits were partially offset by higher material costs.
We have historically experienced lower sales during the first half of our fiscal year as winter weather reduces homebuilding and home improvement activity. In addition, operating income tends to suffer in quarters with lower sales because a high percentage of the manufacturing overhead and operating expenses we incur is fixed. The first quarter of 2013 was no exception to this rule, and we expect our operating results will improve in subsequent quarters.
Business Segments

We have aggregated four of our five operating divisions, Engineered Components, Quanex Screens, Insulating Glass and Window & Door Systems, into the Engineered Products segment. The remaining division, Nichols Aluminum, is considered to be a separate segment (Aluminum Sheet Products). Corporate & Other is comprised of corporate office expenses, Company-wide program costs and certain inter-division eliminations. The sale of products between segments is recognized at market prices. The financial performance of the operations is based upon operating income. Engineered Products and Aluminum Sheet Products both value inventory on a FIFO or weighted-average basis while the LIFO reserve relating to those operations accounted for under the LIFO method of inventory valuation is computed on a consolidated basis in a single pool and treated as a Corporate item. The other accounting principles that the segments follow are described in Part II, Item 8, Note 1 to the consolidated financial statements of the Company’s 2012 Form 10-K.

Three Months Ended January 31, 2013 Compared to Three Months Ended January 31, 2012

Engineered Products

	Three Months Ended
	January 31,
	2013	2012	Change	%
	(Dollars in millions)
Net sales	$106.1	$99.4	$6.7	6.7
Cost of sales [1]	83.2	75.1	8.1	10.8
Selling, general and administrative	12.6	15.5	(2.9)	(18.7)
Depreciation and amortization	7.5	7.0	0.5	7.1
Operating income (loss)	$2.8	$1.8	$1.0	55.6
_______________________________

[1]	Exclusive of items shown separately below.

The growth in net sales that our Engineered Products segment has experienced compared to the prior year can be attributed, in part, to our recently completed acquisition, which contributed $3.7 million in revenue for the month we owned the business. Similar to last year, the remaining $3.0 million of organic growth was driven primarily by increased sales of vinyl window and door profiles. We experienced some price compression during the quarter, as evidenced by the fact that our average price per pound decreased by 1.9% compared to the prior year. The profitability of our Window & Door Systems business was also hampered by higher material costs which, in combination with the price compression, drove gross margin for the segment down by approximately 1.0%.
Our growth in continental Europe continues to be strong. Net sales in the region increased by 52% year over year and now constitute more than 20% of our total Insulating Glass (IG) revenues compared to only 14% in the first quarter of 2012. The margins on our European business are lower relative to our North American operations since it is still in start-up phase. However, the margins experienced a noticeable improvement compared to the prior year, and we are optimistic this trend will continue as we enhance the production capabilities at our German facility and implement future price increases.
As discussed in our fiscal 2012 10-K, we implemented a plan to consolidate our insulating glass (IG) spacer facilities in North America. During the first quarter of 2012, we incurred $2.5 million in expenses related to the consolidation that did not recur during the current quarter. As a result, we experienced a significant decline in our selling, general and administrative costs during the quarter. We previously projected that the facility consolidation would produce annual pretax savings of approximately $8 million, primarily in the form of lower labor costs. During the first quarter, we began to see some benefits from the consolidation as the total labor costs for our IG systems business decreased by $1.3 million compared to the prior year. The effect was muted, however, because we also realized some efficiencies during the first quarter of 2012 that reduced material costs as we ramped up production at our Barbourville, Kentucky facility prior to its closure. Therefore, we expect the savings from the facility consolidation to be more pronounced as the year progresses.
The challenges affecting our IG business during the quarter included higher freight costs and higher material costs due primarily to increased scrap levels. In aggregate, these factors reduced the gross margin of the Engineered Products segment by approximately 3%. The higher freight costs can be attributed to two factors. First, we have experienced a general increase in freight rates for our North American business. To address this issue, we commissioned a study during 2012 to analyze our freight costs and explore options for reducing them. Based on our findings, we began implementing a freight optimization program in the second quarter that should generate improvements in our margins. The second factor driving our freight costs is a shortage in the current capacity of our German facility to manufacture enough product to satisfy the growing demand for warm-edge spacers in Europe. Therefore, we have been shipping goods from the U.S. to cover this need. As we continue to bring additional production lines into service in Germany, we expect the reliance on our U.S. facility to diminish over time.
Depreciation and amortization for the quarter includes approximately $0.3 million of expense related to the intangible and fixed assets acquired through the Alumco asset purchase transaction. As a result, we expect to record an additional $2.6 million of depreciation and amortization during 2013 that was not included in our prior year results. In addition, we continue to make investments in our other Engineered Products divisions, which resulted in $0.2 million more of depreciation expense during the current quarter compared to the prior year. Over the past twelve months, net capital expenditures for the Engineered Products segment have totaled approximately $4.0 million. These expenditures, along with our planned investments in subsequent quarters, will generate an overall increase in the segment's depreciation expense of $1.1 million for the remainder of 2013 compared to the prior year.

Aluminum Sheet Products

	Three Months Ended
	January 31,
	2013	2012	Change	%
	(Dollars in millions)
Net sales	$84.6	$65.7	$18.9	28.8
Cost of sales [1]	84.5	66.4	18.1	27.3
Selling, general and administrative	2.8	2.3	0.5	21.7
Depreciation and amortization	1.5	2.5	(1.0)	(40.0)
Operating income (loss)	$(4.2)	$(5.5)	$1.3	(23.6)
Shipped pounds	58.7	44.2	14.5	32.8
_______________________________

[1]	Exclusive of items shown separately below.

Over the past several months, we have taken steps to improve the performance of our Aluminum Sheets Products segment by proactively addressing potential future maintenance issues, developing a product quality mindset and placing greater emphasis on the quality of our customer service under the leadership of a new management team. During the first quarter, we incurred approximately $6.8 million in repair and maintenance costs and allocated an additional $4.3 million to capital expenditures, which exceeded the aggregate balance for these activities in the prior year by 67%. This year, we made a conscious decision to accelerate our repair and maintenance expenditures into the first quarter to ensure the readiness of our equipment during the peak construction season. The major projects we undertook were to (1) refurbish the melter at our casting facility; (2) rebuild our delacquering machine; and (3) and begin replacing the oven at one of our finishing facilities.
The repairs to the melter have already yielded immediate results as we saw our daily caster output exceed the levels produced over the last several years. We are optimistic that the output will continue to increase as we head into the peak construction season. The increased productivity allowed us to better satisfy customer demand during the quarter. Our order backlog decreased by 9% year over year, and our on-time delivery performance spiked from 74% in the first quarter of 2012 to 88% this quarter. In addition, the quality of our products increased, as evidenced by the fact that our sales returns decreased on both a relative and absolute basis.
Although total shipments increased 33%, the effect on our net sales was proportionately lower (25%) due to the decline in LME aluminum prices relative to the prior year period and a change in product mix as our business has become more concentrated in lower value mill finished sheet. Although our scrap material costs also decreased, they did not decline in tandem with LME prices. In addition, we experienced some contamination issues with our scrap in December that required us to use higher priced ingot to keep our caster operating and meet the demand for finished goods. As a result of these factors and the change in product mix, our material costs as a percentage of net sales increased by 1.3% during the quarter. Going forward, we expect that the improvements we have made to the delacquering machine will allow us to continue processing lower quality, lower cost scrap and keep our material costs down. Similar to our Engineered Products segment, freight expenses within the Aluminum Sheet Products segment were unfavorable this quarter due to higher rates. The freight optimization program we are currently implementing should drive improvements for our aluminum business as well.
Apart from cost improvements, another important driver for our future profitability will be our ability to increase sales of value added products, including painted aluminum sheet. The overall increase in shipments during the current quarter was driven primarily by mill finished sheet, which rose by almost 40% compared to the prior year while painted sheet shipments were only up 12%. This trend is not surprising since our historical experience suggests that the demand for painted sheet typically lags behind mill finished. As the broader market recovery continues to gain traction, we expect painted sheet to become a larger share of revenues from our existing customer base. Moreover, the oven repairs discussed above should improve the quality and reliability of our painted sheet products and allow us to better compete in the marketplace.

Depreciation and amortization decreased by approximately $1.0 million compared to the prior year because we accelerated the remaining useful lives of several assets that were taken out of service during the third and fourth quarters of 2012. Based on our planned capital expenditures, we expect our quarterly depreciation will increase slightly to $1.8 million for the remainder of the year, although we still project the full year expense to be lower by approximately $0.6 relative to 2012.

Corporate and Other

	Three Months Ended
	January 31,
	2013	2012	Change	%
	(Dollars in millions)
Net sales	$(5.0)	$(3.5)	$(1.5)	42.9
Cost of sales [1]	(5.0)	(3.5)	(1.5)	42.9
Selling, general and administrative	11.7	7.4	4.3	58.1
Depreciation and amortization	0.6	0.2	0.4	200.0
Operating income (loss)	$(12.3)	$(7.6)	$(4.7)	61.8
 _______________________________

1	Exclusive of items shown separately below.

Net sales for Corporate and Other consist of inter-company sales from the Aluminum Sheet Products Segment to the Engineered Products Segment, and cost of sales includes an equal and offsetting elimination. There was no adjustment recorded for the consolidated LIFO reserve during the current quarter.
The increase in Corporate operating expenses was driven primarily by our ERP implementation project. Total expense for the project during the current quarter was approximately $2.1 million, up $1.3 million from the prior year. These expenses included $1.7 million of cash costs (principally in the form of consultant fees), and $0.4 million of non-cash depreciation. A key phase of the project will go live in March, which will result in us placing approximately $20 million of capitalized costs into service. Therefore, our Corporate depreciation expense will increase to approximately $0.7 million per month for the remainder of the year.
In addition to the ERP project, other IT initiatives drove Corporate expenses higher by $0.6 million compared to the prior year. This planned increase is the result of our commitment to make targeted investments in our IT infrastructure that will improve our operational efficiencies.
Stock-based compensation and other deferred compensation plans accounted for $2.7 million of our current period expenses compared to $2.1 million in the prior year. The majority of this increase relates to the annual stock option grants that we award to officers and key employees each December. Although the total number of grants has been relatively stable over the years, the fair value of the current year grants is higher compared to prior years due to the appreciation of our stock price. In addition, a greater percentage of the awards relate to officers and employees who are approaching the retirement eligibility age specified in our Omnibus Incentive Plan, which means the vesting period for these options is less than the standard 3 year period. As a result of these factors, we are required to recognize more expense over a shorter period of time than we have in the past.
We carry a reserve at the Corporate level to account for claims incurred but not reported under our self-insured workers' compensation plan. Based on the adverse development that we experienced on prior year losses and an increase in the volume and magnitude of current year losses, we adjusted the reserve to recognize additional expense of $0.4 million this quarter. There was no such expense recorded during the first quarter of 2012.
Due to the Alumco asset acquisition and other projects, we recorded $1.0 million of transaction-related expenses for legal and advisory services that were not incurred in the prior year.
Group medical expenses increased by $0.3 million due to higher claims volume.

Other items
Other, net typically includes interest income earned on the Company’s cash and equivalents and net foreign currency transaction gains and losses. During the three months ended January 31, 2013, other income decreased by $0.3 million due primarily to net foreign currency transaction losses incurred during the quarter and lower interest income compared to 2012.

The Company’s estimated annual effective tax rate for the three months ended January 31, 2013 is 41.7% compared to 39.8% for the three months ended January 31, 2012. The increase in the rate is primarily due to the loss of the manufacturer's deduction benefit in the current year.

Liquidity and Capital Resources

Our principal sources of funds are cash on hand, cash flow from operations, and borrowings under our $150.0 million Senior Unsecured Revolving Credit Facility (the Credit Facility).  As of January 31, 2013, we had $4.6 million of cash and equivalents, $81.0 million of availability under the Credit Facility and minimal debt of $1.5 million. Cash and cash equivalents decreased by $66.7 million during the three months ended January 31, 2013 due to the Alumco asset acquisition, capital investments in our manufacturing facilities and ERP implementation project, and ongoing operational activities.
Our strategy for deploying cash is to invest in organic growth opportunities, develop our infrastructure and make strategic acquisitions. Other uses of cash include paying cash dividends to our shareholders and opportunistically repurchasing our stock. Any excess cash and equivalents are invested in large, overnight money market funds. The funds are diversified by security type across Treasuries, Government Agencies and Prime Corporate. These funds are all AAA-rated, approved by the National Association of Insurance Commissioners and compliant with Rule 2A-7 of the Investment Company Act of 1940. Our current investments are diversified across multiple institutions we believe to be financially sound. We intend to remain in highly rated money market funds, financial institutions and treasuries following a prudent investment philosophy. From time to time, to prepare for potential disruption in the money markets, we may temporarily move funds into operating bank accounts of highly-rated financial institutions to meet on-going operational liquidity requirements. We did not experience any material losses on our cash and marketable securities investments during the quarter.
On January 28, 2013, we replaced our previous credit facility that was scheduled to expire in April 2013 by entering into a new Senior Unsecured Revolving Credit Facility that has a five-year term and permits aggregate borrowings at any time of up to $150 million, with a letter of credit sub-facility, a swing line sub-facility and a multi-currency sub-facility. Borrowings denominated in U.S dollars bear interest at a spread above LIBOR or a base rate derived from the prime rate. Foreign denominated borrowings bear interest at a spread above the LIBOR applicable to such currencies. Subject to customary conditions, the Company may request that the aggregate commitments under the Credit Agreement be increased by up to $100 million, with total commitments not to exceed $250 million.
The Credit Facility requires us to comply with certain financial covenants. Specifically, we must not permit, on a quarterly basis, our ratio of consolidated EBITDA to consolidated interest expense to exceed 3.00 to 1. Also, we must not permit our ratio of consolidated funded debt to consolidated EBITDA (Consolidated Leverage Ratio) to exceed 3.25 to 1. Additionally, the Credit Facility contains certain limitations on additional indebtedness, asset or equity sales and acquisitions. The payment of dividends and other distributions is permitted, provided there is no event of default after giving effect to such transactions.
The availability under the Credit Facility is a function of both the facility amount utilized and meeting covenant requirements. Although there were no borrowings and only $5.6 million of outstanding letters of credit under the Credit Facility as January 31, 2013, the aggregate availability under the Credit Facility was limited to $81.0 million by our consolidated EBITDA and our consolidated EBITDA and the Consolidated Leverage Ratio covenant limit.
As of January 31, 2013, we had no borrowings under the Credit Facility; however, we borrowed $10.0 million during the second quarter of 2013 to fund a contribution to our defined benefit pension plan and support other operating activities. We are in compliance with the financial covenants set forth in the Credit Facility, as indicated in the table below:

At January 31, 2013	Required	Actual
Consolidated Interest Coverage Ratio	No less than 3.00 to 1	58.17 to 1
Consolidated Leverage Ratio	No more than 3.25 to 1	0.28 to 1

We believe that we have sufficient funds and adequate financial resources available to meet our anticipated liquidity needs. We also believe our cash balances and cash flow from operations will be sufficient in the next twelve months and foreseeable future to finance anticipated working capital requirements, capital expenditures, program costs, debt service requirements, environmental expenditures, and dividends.
The following table summarizes the Company's cash flow results for the three months ended January 31, 2013 and 2012:

	Three Months Ended
	January 31,
	2013	2012
	(In millions)
Cash flows from operating activities	$(30.3)	$2.1
Cash flows from investing activities	$(33.9)	$(8.0)
Cash flows from financing activities	$(1.9)	$(2.4)

Highlights from the Company’s cash flow results for the three months ended January 31, 2013 and 2012 are as follows:
Operating Activities

Cash provided from operating activities for the first three months of fiscal 2013 decreased by $32.4 million compared to the same period last year. Although revenues were $24 million higher during the current quarter, the pace of our cash collections was slower compared to the prior year. In aggregate, we collected approximately $183 million in cash during the first quarter of 2012 compared to $197 million this quarter. In addition, the cash payments we made to our suppliers was proportionately higher, as evidenced by the fact that our cost of sales was greater and our trade accounts payable decreased more compared to the prior year. We believe both of these developments are due to timing and are not indicative of an issue with the collectability of our receivables or our ability to contain costs. We expect the relationship between our trade collections and payments will reverse itself during the second quarter and allow us to return to our historical trend of generating net positive cash flow from operations.
In anticipation of the increased sales activity we expect to generate during the remainder of the year, we built up our inventory by approximately $13 million, almost $5 million more than last year. Our cash outflows were also affected by the payment of larger incentive bonuses this year as reflected by the decrease in accrued liabilities during the quarter.
Investing Activities

During the three months ended January 31, 2013, cash used for investing activities increased by $25.9 million compared to the first quarter of 2012. This change was due primarily to our purchase of Alumco's assets for $22.4 million. The remaining increase of $3.5 million relates to cash spent on capital purchases or improvements throughout the organization, which included $1.4 million of additional spending for the ERP implementation project. At January 31, 2013, the Company had commitments of approximately $9.1 million for the purchase or construction of capital assets. The Company plans to fund these capital expenditures through cash flow from operations.
Financing Activities

Cash used for financing activities decreased from $2.4 million in the first quarter of 2012 to $1.9 million in the current quarter. Last year, we repurchased approximately $1.3 million of our outstanding common stock on the open market. However, due to the appreciation of our stock over the past few months, we chose not to repurchase any additional stock during the current quarter. In addition, exercises of our outstanding stock options were higher this year, which increased the amount of our cash proceeds. This activity was partially offset by our payment of $1.1 million in debt financing costs related to our new Credit Facility.
Critical Accounting Estimates
When preparing the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management must make decisions that impact the reported amounts and the related disclosures. Such decisions include the selection of appropriate accounting principles to be applied and assumptions related to estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities. Management continuously evaluates these estimates, including those related to revenue recognition, allowances for doubtful accounts, inventory, long-lived assets, environmental contingencies, insurance, pension and other post-employment benefits, litigation and contingent liabilities, warranty obligations and income taxes. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. Management believes the critical accounting estimates listed and described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s 2012 Annual Report on Form 10-K are the most important to the fair presentation of the Company’s financial condition and results. There have been no significant changes to the Company’s critical accounting estimates since October 31, 2012.
New Accounting Pronouncements
New accounting pronouncements that are relevant to the Company are discussed in Note 2 of the accompanying financial statements.

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
The Engineered Products segment also enters into LME swap contracts to exchange variable pricing for fixed pricing for anticipated sales to its customers. The notional volume and contract period coincide with the anticipated sales.
Through the use of firm price raw material purchase commitments and LME contracts, the Company intends to protect cost of sales from the effects of changing prices of aluminum. To the extent that the raw material costs factored into the firm price sales commitments are matched with firm price raw material purchase commitments, changes in aluminum prices should have no effect. While the Company considers the LME derivative contracts to provide an economic hedge against changes in aluminum prices, the derivatives have not been designated as hedges in accordance with ASC 815 for accounting purposes. As such, any mark-to-market net gain or loss was recorded in Cost of sales with the offsetting amount reflected as a current asset or liability on the balance sheet. During the three months ended January 31, 2013 and 2012, the Company primarily relied upon firm price raw material purchase commitments to protect cost of sales tied to firm price sales commitments.

The table below indicates the notional volume as well as the fair value of the open LME forward and swap contracts as of January 31, 2013 and October 31, 2012. For additional information about these commodity based derivatives, see Note 14 of the financial statements.

	Notional in LBS			Fair Value in $
		January 31, 2013	October 31, 2012	January 31, 2013	October 31, 2012
		(In thousands)
Aluminum derivatives:
Aluminum forward purchase contracts	LBS	1,213	2,370	$46	$(164)
Aluminum forward sales contracts	LBS	1,488	—	$(78)	$—
Aluminum swap contracts	LBS	163	—	$(8)	$—

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
Effective May 1, 2011, IG Systems, the Company’s warm edge, insulating glass spacer division initiated an oil-based materials surcharge on one of its major product lines. The surcharge helps offset the rising cost of butyl and other oil-based raw materials, pricing of which are highly correlated to the price of oil. The surcharge is in place with the majority of its customers who purchase these products and is adjusted monthly based upon the 90 day average published price for Brent crude. The oil-based raw materials purchased by the Company are subject to similar pricing schemes. Therefore, the Company’s long-term exposure to changes in oil-based raw materials prices is significantly reduced due to the contractual component of the surcharge program.
Foreign Currency Rate Risk
The Company’s international operations have exposure to foreign currency rate risks primarily due to fluctuations in the Euro, the British Pound and the Canadian dollar. From time to time, the Company enters into foreign exchange contracts associated with its exposures from operations to manage a portion of the foreign currency rate risk.
At January 31, 2013 and October 31, 2012, the Company held foreign currency derivative contracts hedging cross-border intercompany and commercial activity at IG Systems. Although these derivatives hedge exposures to fluctuations in foreign currency rates, the Company elected not to utilize hedge accounting. As a result, the change in the fair value of these foreign currency derivatives was recorded directly to other income and expense (Other, net). To the extent the gain or loss on the derivatives is offset by the gain or loss from remeasuring the underlying foreign currency transaction or balance, changes in exchange rates should have no effect. The notional and fair market values of these positions at January 31, 2013 and October 31, 2012, were as follows:

	Notional as indicated			Fair Value in $
		January 31, 2013	October 31, 2012	January 31, 2013	October 31, 2012
		(In thousands)
Foreign currency exchange derivatives:
Sell EUR, buy GBP	EUR	940	545	$(7)	$—
Sell EUR, buy USD	EUR	8,873	7,663	$(111)	$(23)
Sell CAD, buy USD	CAD	443	608	$(5)	$1
Buy GBP, sell USD	GBP	1,756	1,934	$11	$5

For additional information about the Company's use of foreign currency derivatives, see Note 14 - Derivative Instruments and Fair Value Measurement of Assets and Liabilities.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (1934 Act) as of January 31, 2013. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2013, the disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no changes in internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On May 27, 2010, the Board of Directors approved a stock repurchase program that authorized the repurchase of 1.0 million shares of the Company’s common stock, and on August 25, 2011, the Board of Directors authorized an additional 1.0 million shares to the program. The program does not have a dollar limit or an expiration date. There were no repurchases of shares during the quarter ended January 31, 2013, and there were 905,663 shares remaining in the program at January 31, 2013.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
November 1, 2012 thru November 30, 2012	—	$—	—	905,663
December 1, 2012 thru December 31, 2012(1)	24,765	$20.92	—	905,663
January 1, 2013 thru January 31, 2013	—	$—	—	905,663
Total	24,765	$20.92	—	905,663

(1) In December 2012, employees surrendered to the Company a total of 24,765 shares of common stock to satisfy individual tax withholding obligations upon vesting of previously issued restricted stock awards. Average price paid per share reflects the closing price of Quanex stock on the business day the shares were surrendered by the employee stockholder to satisfy individual tax withholding.

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

4.2
Credit Agreement dated as of January 28, 2013, among the Company; certain of its subsidiaries as guarantors; Wells Fargo Bank, National Association, as administrative agent; Wells Fargo Securities, LLC, as lead arranger and syndication agent; and the lenders parties thereto, filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913)as filed with the Securities and Exchange Commission on January 30, 2013, and incorporated herein by reference.

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

QUANEX BUILDING PRODUCTS CORPORATION

Date:	March 7, 2013	/s/ Brent L. Korb
Brent L. Korb
Senior Vice President – Finance and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

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

4.2
Credit Agreement dated as of January 28, 2013, among the Company; certain of its subsidiaries as guarantors; Wells Fargo Bank, National Association, as administrative agent; Wells Fargo Securities, LLC, as lead arranger and syndication agent; and the lenders parties thereto, filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913)as filed with the Securities and Exchange Commission on January 30, 2013, and incorporated herein by reference.

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