Form 10-Q
period 2013-04-30
Quanex Building Products CORP
filed 2013-06-07
CIK 1423221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________
FORM 10-Q
 ________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2013
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
1800 West Loop South, Suite 1500, Houston, Texas 77027
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 4, 2013
Common Stock, par value $0.01 per share	37,063,665

QUANEX BUILDING PRODUCTS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 30, 2013	October 31, 2012
	(In thousands except share amounts)
ASSETS
Current assets:
Cash and equivalents	$9,628	$71,255
Accounts receivable, net of allowance of $802 and $1,026	95,584	85,644
Inventories, net	77,208	65,904
Deferred income taxes	27,163	20,439
Prepaid and other current assets	5,576	7,628
Total current assets	215,159	250,870
Property, plant and equipment, net	179,041	168,877
Deferred income taxes	10,808	8,911
Goodwill	71,003	68,331
Intangible assets, net	82,970	78,380
Other assets	15,677	14,169
Total assets	$574,658	$589,538
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$77,628	$80,985
Accrued liabilities	39,980	46,459
Current maturities of long-term debt	278	368
Total current liabilities	117,886	127,812
Long-term debt	11,072	1,033
Deferred pension and postretirement benefits	5,398	6,873
Liability for uncertain tax positions	6,844	6,736
Non-current environmental reserves	9,230	9,827
Other liabilities	17,154	15,430
Total liabilities	167,584	167,711
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, no par value, shares authorized 1,000,000; issued and outstanding - none	—	—
Common stock, $0.01 par value, shares authorized 125,000,000; issued 37,757,139 and 37,788,804, respectively	378	378
Additional paid-in-capital	247,271	245,144
Retained earnings	174,558	193,105
Accumulated other comprehensive income (loss)	(5,352)	(5,299)
Less treasury stock at cost, 694,224 and 816,302 shares, respectively	(9,781)	(11,501)
Total stockholders’ equity	407,074	421,827
Total liabilities and stockholders' equity	$574,658	$589,538
The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Net sales	$232,458	$194,444	$418,171	$356,023
Cost and expenses:
Cost of sales (exclusive of items shown separately below)	198,963	171,837	361,653	309,879
Selling, general and administrative	31,329	29,125	58,380	54,277
Depreciation and amortization	11,539	9,561	21,196	19,250
Operating income (loss)	(9,373)	(16,079)	(23,058)	(27,383)
Non-operating income (expense):
Interest expense	(174)	(114)	(313)	(240)
Other, net	9	(39)	(82)	178
Income (loss) before income taxes	(9,538)	(16,232)	(23,453)	(27,445)
Income tax benefit (expense)	2,190	3,947	7,987	8,412
Net income (loss)	$(7,348)	$(12,285)	$(15,466)	$(19,033)

Earnings (loss) per common share:
Basic	$(0.20)	$(0.34)	$(0.42)	$(0.52)
Diluted	$(0.20)	$(0.34)	$(0.42)	$(0.52)

Weighted-average common shares outstanding:
Basic	36,850	36,567	36,830	36,557
Diluted	36,850	36,567	36,830	36,557

Cash dividends per share	$0.04	$0.04	$0.08	$0.08
The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2013	2012	2013	2012
	(In thousands)
Net income (loss)	$(7,348)	$(12,285)	$(15,466)	$(19,033)
Other comprehensive income (loss) - foreign currency translation adjustments (pretax)	(1,227)	876	(326)	(1,094)
Other comprehensive income (loss) - foreign currency translation adjustments tax benefit (expense)	148	(203)	273	(66)
Other comprehensive income (loss), net of tax	(1,079)	673	(53)	(1,160)
Comprehensive income (loss)	$(8,427)	$(11,612)	$(15,519)	$(20,193)

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Six Months Ended
	April 30,
	2013	2012
	(In thousands)
Operating activities:
Net income (loss)	$(15,466)	$(19,033)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	21,324	19,285
Restructuring charges	—	2,759
Deferred income taxes	(8,740)	(10,064)
Stock-based compensation	3,565	2,879
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Decrease (increase) in accounts and notes receivable	(6,380)	111
Decrease (increase) in inventory	(6,267)	(9,658)
Decrease (increase) in other current assets	1,046	(705)
Increase (decrease) in accounts payable	(4,236)	3,493
Increase (decrease) in accrued liabilities	(7,039)	(883)
Increase (decrease) in income taxes	1,766	425
Increase (decrease) in deferred pension and postretirement benefits	(1,475)	(2,453)
Other, net	1,119	2,054
Cash provided by (used for) operating activities	(20,783)	(11,790)
Investing activities:
Acquisitions, net of cash acquired	(22,096)	—
Capital expenditures	(24,983)	(21,311)
Other, net	22	21
Cash provided by (used for) investing activities	(47,057)	(21,290)
Financing activities:
Borrowings under credit facility	14,500	—
Repayments of credit facility borrowings	(4,500)	—
Repayments of other long-term debt	(142)	(131)
Common stock dividends paid	(2,964)	(2,939)
Purchase of treasury stock	—	(1,284)
Issuance of common stock from stock option exercises, including related tax benefits	865	1,427
Debt issuance costs	(1,163)	—
Cash provided by (used for) financing activities	6,596	(2,927)

Effect of exchange rate changes on cash and equivalents	(383)	533

Decrease in cash and equivalents	(61,627)	(35,474)
Cash and equivalents at beginning of period	71,255	89,619
Cash and equivalents at end of period	$9,628	$54,145

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

Six Months Ended April 30, 2013	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	(In thousands, except per share amounts)
Balance at October 31, 2012	$378	$245,144	$193,105	$(5,299)	$(11,501)	$421,827
Net income (loss)	—	—	(15,466)	—	—	(15,466)
Foreign currency translation adjustment (net of tax benefit of $273)	—	—	—	(53)	—	(53)
Common dividends ($0.08 per share)	—	—	(2,964)	—	—	(2,964)
Stock-based compensation activity:
Stock-based compensation earned	—	3,409	—	—	—	3,409
Stock options exercised	—	(20)	—	—	714	694
Restricted stock awards	—	(1,006)	—	—	1,006	—
Stock-based compensation tax benefit	—	145	—	—	—	145
Other	—	(401)	(117)		—	(518)
Balance at April 30, 2013	$378	$247,271	$174,558	$(5,352)	$(9,781)	$407,074
The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Nature of Operations
The accompanying interim condensed consolidated financial statements include the accounts of Quanex Building Products Corporation and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Unless the context indicates otherwise, references to "we", "us" and "our" refer to the consolidated business operations of Quanex Building Products Corporation and its subsidiaries.
The financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of October 31, 2012 was derived from audited financial information, but does not include all disclosures required by GAAP. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2012. In our opinion, the accompanying financial statements contain all adjustments (which consist of normal recurring adjustments, except as disclosed herein) necessary to fairly present our financial position, results of operations and cash flows for the interim periods. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year or for any future periods.
We are a technological leader in the production of engineered materials and aluminum sheet products for original equipment manufacturers (OEMs) through our Engineered Products and Aluminum Sheet Products segments. Our energy efficient engineered products include flexible insulating glass spacers, extruded vinyl profiles, and thin film solar panel sealants. Our other engineered products include window and door screens and precision-formed metal and wood products. Our Aluminum Sheet Products segment manufactures high quality mill finished and coated aluminum sheet that is tailored toward our customers' specifications.
Our primary customer base is in the North American region; however, through our operations in the United Kingdom and Germany, we are able to effectively serve our customers in other international markets.
2. New Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-2, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The provisions of ASU 2013-2 are effective for us as of November 1, 2013; however, we do not expect its provisions to have a material impact on our consolidated financial statements.
In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities, which requires entities to disclose both gross information and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The scope of this standard, which was subsequently clarified by ASU 2013-1, includes derivatives, sale and repurchase agreements, reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. These disclosures assist users of financial statements in evaluating the effect or potential effect of netting arrangements on an entity's financial position. The provisions of ASU 2011-11 are effective for us as of November 1, 2013; however, we do not expect its provisions to have a material impact on our consolidated financial statements.
In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment which amends the guidance in ASC 350-20. The amendments in ASU 2011-08 provide entities with the option of performing a qualitative assessment before performing the first step of the two-step impairment test. If entities determine, on the basis of qualitative factors, it is not more likely than not that the fair value of the reporting unit is less than the carrying amount, then performing the two-step impairment test would be unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. ASU 2011-08 also provides entities with the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to the first step of

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

the two-step impairment test. ASU 2011-08 applies to our annual and interim goodwill impairment tests performed after November 1, 2012. The provisions of ASU 2011-08 will not have a material effect on our consolidated financial statements.
We adopted ASU No. 2011-05, Presentation of Comprehensive Income, as of November 1, 2012 and have elected to present separate Condensed Consolidated Statements of Comprehensive Income for the three and six months ended April 30, 2013 and 2012.
3. Acquisitions
On December 31, 2012, we acquired substantially all of the assets of Alumco, Inc. and its subsidiaries (Alumco), including its aluminum screen business, for $22.4 million in cash. The purchase agreement contains (1) a working capital clause that provides for an adjustment to the purchase price based on the working capital balance as of the acquisition date and (2) an earn-out clause that provides for the payment of an additional $0.5 million to Alumco contingent upon the achievement of certain financial targets. During the second quarter, we received $0.4 million from Alumco pursuant to the terms of the working capital clause. We have estimated the fair value of the contingent consideration to be $0.3 million and accrued it as part of the purchase price.
The purchase price has been allocated to the fair value of the assets acquired and liabilities assumed, as indicated in the table below. The allocation is preliminary and based on estimates and assumptions that are subject to change within the purchase price allocation period (generally one year from the acquisition date). The primary area of the purchase price allocation that is not yet finalized relates to taxes.
During the second quarter, we recorded an adjustment to goodwill of $0.1 million to recognize a derivative liability that existed as of the opening balance sheet date.

As of Date of Opening Balance Sheet
(In thousands)
Current assets:
Accounts receivable	$3,638
Inventories	5,062
Prepaid and other current assets	140
Total current assets	8,840
Property, plant and equipment	4,702
Goodwill	2,555
Intangible assets	8,939
Total assets	$25,036
Current liabilities:
Accounts payable	$1,816
Accrued liabilities	783
Current maturities of long-term debt	14
Total current liabilities	2,613
Long-term debt	77
Total liabilities	2,690
Investment	22,346
Total liabilities and equity	$25,036

We used recognized valuation techniques to determine the fair value of the assets and liabilities, including the income approach for customer relationships, with a discount rate that reflects the risk of the expected future cash flows. The goodwill balance, which is deductible for tax purposes, resulted primarily from management's expectation that the acquisition will allow us to become a leader in the screen market by expanding our product portfolio and geographic distribution capabilities. The goodwill has been recorded within the Engineered Products segment.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Pro forma results of operations have not been presented because the effect of the Alumco acquisition was not material to our results of operations.
4. Goodwill and Acquired Intangible Assets
Goodwill
All of our goodwill is recorded in the Engineered Products segment. The change in the carrying amount of goodwill for the period ended April 30, 2013 is as follows (in thousands):

Engineered Products Goodwill
Balance at October 31, 2012	$68,331
Alumco acquisition	2,555
Foreign currency translation adjustment	117
Balance at April 30, 2013	$71,003
Acquired Intangible Assets
Intangible assets consist of the following (in thousands):

	As of April 30, 2013		As of October 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer relationships	$52,487	$(13,548)	$43,737	$(11,675)
Trademarks and trade names	44,524	(15,985)	44,519	(14,520)
Patents and other technology	25,018	(10,315)	24,773	(9,382)
Other	1,392	(603)	1,392	(464)
Total	$123,421	$(40,451)	$114,421	$(36,041)

The intangible assets as of April 30, 2013 include customer relationships of $8.7 million and technology of $0.2 million related to the Alumco acquisition. These assets have estimated useful lives of 10 and 3 years, respectively. (See "Acquisitions", Note 3 to the Condensed Consolidated Financial Statements for further information about the Alumco acquisition.)

The aggregate amortization expense for the three and six months ended April 30, 2013 was $2.2 million and $4.4 million respectively. The aggregate amortization expense for the three and six months ended April 30, 2012 was $2.1 million and $4.1 million, respectively. Estimated amortization expense for the next five years for existing intangibles is presented below (in thousands):

Fiscal Years Ending October 31,	Estimated Amortization
(In thousands)
2013 (remaining six months)	$4,534
2014	$8,974
2015	$8,843
2016	$8,572
2017	$8,466

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Inventories
Inventories consist of the following:

	April 30, 2013	October 31, 2012
	(In thousands)
Raw materials	$37,383	$30,400
Finished goods and work in process	37,469	32,937
Supplies and other	2,356	2,567
Total	$77,208	$65,904
Fixed costs related to excess manufacturing capacity, if any, have been expensed in the period they were incurred and, therefore, are not capitalized into inventory. The values of inventories are based on the following accounting methods:

	April 30, 2013	October 31, 2012
	(In thousands)
LIFO	$31,967	$28,224
FIFO	45,241	37,680
Total	$77,208	$65,904

During interim quarters, we estimate a LIFO reserve based on our expectations of year-end inventory levels and costs. If our calculations indicate that an adjustment at year-end will be required, we record a proportionate share of this amount during the quarter. At year-end, we calculate the actual LIFO reserve and record an adjustment for the difference between the annual calculation and any estimates recognized during the interim quarters.  Because the interim projections are subject to many factors beyond management's control, the results could differ significantly from the year-end LIFO calculation. Our projections resulted in no interim LIFO allocation for the six months ended April 30, 2013. Similarly, no interim LIFO allocation was recognized for the six months ended April 30, 2012.
For inventories valued under the LIFO method, replacement cost exceeded the LIFO value by approximately $10.7 million as of April 30, 2013 and October 31, 2012.
6. Earnings Per Share
Basic and diluted earnings per share are identical for the three and six months ended April 30, 2013 and 2012. The computation of diluted earnings per share excludes outstanding options and other common stock equivalents when their inclusion would be anti-dilutive. This is always the case when an entity incurs a net loss, as we did during the periods presented. For the three and six months ended April 30, 2013 and 2012, 0.1 million of restricted stock and 0.4 million of common stock equivalents were excluded from the computation of diluted earnings per share.
For the three months ended April 30, 2013 and 2012, we had 1.2 million and 0.8 million, respectively, of securities that are potentially dilutive in future earnings per share calculations. For the six months ended April 30, 2013 and 2012, we had 0.7 million and 0.8 million, respectively, of securities that are potentially dilutive in future earnings per share calculations. Such dilution will be dependent on the excess of the market price of our stock over the exercise price and other components of the treasury stock method.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Long-Term Debt and Capital Lease Obligations
Long-term debt consists of the following:

	April 30, 2013	October 31, 2012
	(In thousands)
Revolving Credit Facility	$10,000	$—
City of Richmond, Kentucky Industrial Building Revenue Bonds	700	800
Scott County, Iowa Industrial Waste Recycling Revenue Bonds	400	400
Capital lease obligations and other	250	201
Total debt	$11,350	$1,401
Less maturities due within one year included in current liabilities	278	368
Long-term debt	$11,072	$1,033
On January 28, 2013 we entered into a Senior Unsecured Revolving Credit Facility (the Credit Facility) that has a five-year term and permits aggregate borrowings at any time of up to $150 million, with a letter of credit sub-facility, a swing line sub-facility and a multi-currency sub-facility. Borrowings denominated in U.S. dollars bear interest at a spread above LIBOR or a base rate derived from the prime rate. Foreign denominated borrowings bear interest at a spread above the LIBOR applicable to such currencies. Subject to customary conditions, we may request that the aggregate commitments under the Credit Facility be increased by up to $100 million, with total commitments not to exceed $250 million. The Credit Facility replaces our previous Senior Unsecured Revolving Credit Facility that was scheduled to expire on April 23, 2013.
The Credit Facility requires us to comply with certain financial covenants. Specifically, we must not permit, on a quarterly basis, the ratio of our consolidated EBITDA to our consolidated interest expense (Consolidated Interest Coverage Ratio) to exceed 3.00 to 1 or the ratio of our consolidated funded debt to our consolidated EBITDA (Consolidated Leverage Ratio) to exceed 3.25 to 1. As of April 30, 2013, our Consolidated Interest Coverage Ratio was 45.01 to 1, and our Consolidated Leverage Ratio was 0.74 to 1.
The Credit Facility also contains certain limitations on additional indebtedness, asset or equity sales and acquisitions. The payment of dividends and other distributions is permitted provided there is no event of default after giving effect to such transactions. We are in compliance with all of the covenants.
As of April 30, 2013, we had $10.0 million outstanding in borrowings, $5.6 million of outstanding letters of credit and $59.4 million available under the Credit Facility. The calculation of the available amount is based on: (1) our trailing twelve month EBITDA; (2) the maximum Consolidated Leverage Ratio allowed under the Credit Facility; and (3) the amount of outstanding borrowings and letters of credit.
During the three months ended April 30, 2013, we borrowed $14.5 million under the Credit Facility and repaid $4.5 million.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Retirement Plans
Pension Plan
We have a non-contributory, single employer defined benefit pension plan that covers substantially all non-union employees.
The net periodic pension cost for this plan includes the following components:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2013	2012	2013	2012
	(In thousands)
Net periodic benefit cost:
Service cost	$1,003	$846	$1,910	$1,826
Interest cost	200	204	394	408
Expected return on plan assets	(335)	(303)	(700)	(580)
Amortization of net loss	122	23	184	73
Net periodic benefit cost	$990	$770	$1,788	$1,727

In February 2013, we contributed $3.3 million to our plan and currently expect to make a minimal contribution during the fourth quarter of fiscal 2013.
9. Industry Segment Information
We have two reportable segments: Engineered Products and Aluminum Sheet Products. The Engineered Products segment produces systems, finished products and components serving the OEM residential window and door industry, while the Aluminum Sheet Products segment produces mill finished and coated aluminum sheet serving the broader building and construction markets. The primary market drivers of both segments are residential repair and remodel activity (R&R) and new home construction.
We measure our inventory at the segment level on a FIFO or weighted-average basis; however, at the consolidated level, a portion of the inventory is measured on a LIFO basis. The LIFO reserve is computed on a consolidated basis as a single pool and is thus treated as a corporate expense. (See "Inventories", Note 5 to the Condensed Consolidated Financial Statements for further information.) LIFO inventory adjustments, along with corporate office charges and intersegment eliminations, are reported as Corporate, Intersegment Eliminations or Other. We account for intersegment sales and transfers as though the sales or transfers were to third parties, that is, at current market prices. Intersegment sales, related cost of sales, and intercompany profit are eliminated in consolidation at Corporate. The most significant components of Corporate assets generally include cash and equivalents, and property, plant and equipment, which are partially offset by our consolidated LIFO inventory reserve.

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2013	2012	2013	2012
	(In thousands)
Net Sales:
Engineered Products	$125,158	$108,770	$231,277	$208,163
Aluminum Sheet Products	109,691	88,293	194,294	153,993
Intersegment Eliminations	(2,391)	(2,619)	(7,400)	(6,133)
Consolidated	$232,458	$194,444	$418,171	$356,023
Operating Income (Loss):
Engineered Products	$5,908	$83	$8,741	$1,887
Aluminum Sheet Products	(468)	(7,533)	(4,698)	(13,051)
Corporate & Other	(14,813)	(8,629)	(27,101)	(16,219)
Consolidated	$(9,373)	$(16,079)	$(23,058)	$(27,383)

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	April 30, 2013	October 31, 2012
	(In thousands)
Identifiable Assets:
Engineered Products	$395,808	$380,551
Aluminum Sheet Products	154,132	139,733
Corporate, Intersegment Eliminations & Other	24,718	69,254
Consolidated	$574,658	$589,538
Goodwill:
Engineered Products	$71,003	$68,331
Consolidated	$71,003	$68,331

10. Stock-Based Compensation
Our Omnibus Incentive Plan (2008 Plan) provides for the granting of restricted stock awards (RSAs), stock options, restricted stock units (RSUs) and other stock-based and cash-based awards.
Restricted Stock Awards
RSAs are awarded to key employees and officers and typically cliff vest over a three-year period with service as the vesting condition. The recipient is entitled to all of the rights of a shareholder, except that the shares are nontransferable during the vesting period. The fair value of the RSAs is established on the grant date and then expensed over the vesting period with a corresponding increase to additional paid-in-capital. A summary of non-vested restricted stock award changes during the six months ended April 30, 2013 is presented below:

	Shares	Weighted - Average Grant-Date Fair Value Per Share
Non-vested at October 31, 2012	212,700	$16.08
Granted	71,400	21.09
Canceled	(6,900)	16.00
Vested	(67,300)	16.21
Non-vested at April 30, 2013	209,900	$17.74
The weighted-average grant-date fair value of restricted stock granted during the six months ended April 30, 2013 and 2012 was $21.09 and $15.08 per share, respectively. The total fair value of restricted stock vested during the six months ended April 30, 2013 and 2012 was $1.1 million and $0.9 million, respectively. Total unrecognized compensation cost related to unamortized restricted stock awards was $2.0 million as of April 30, 2013. This cost is expected to be recognized over a weighted-average period of 2.1 years.
Stock Options
Options are awarded to key employees, officers and non-employee directors. Director options vest immediately while employee and officer options typically vest on a straight-line basis over a three-year period with service as the vesting condition. Similar to RSAs, the fair value of the options is established on the grant date and expensed over the vesting period with a corresponding increase to additional paid-in-capital.
We use the Black-Scholes pricing model to estimate the fair value of our stock options. The following table provides a summary of assumptions used to estimate the fair value of options issued during the six months ended April 30, 2013 and 2012.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Six Months Ended
	April 30,
	2013	2012
Weighted-average expected volatility	54.0%	54.0%
Expected term (in years)	4.9-5.1	4.9-5.1
Risk-free interest rate	0.6%	1.0%
Expected dividend yield over expected term	1.0%	1.0%
Weighted-average grant-date fair value per share	$8.99	$6.49

The following table summarizes our stock option shares activity for the six months ended April 30, 2013:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000s)
Outstanding at October 31, 2012	2,473,250	$14.57
Granted	426,100	21.06
Exercised	(50,678)	13.69
Cancelled/Expired	(6,386)	19.40
Outstanding at April 30, 2013	2,842,286	15.54	7.2	$4,912
Vested or expected to vest at April 30, 2013	2,756,925	15.45	7.1	$4,893
Exercisable at April 30, 2013	1,887,702	$14.14	6.3	$4,570
The total intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the six months ended April 30, 2013 and 2012 was $0.4 million and $0.3 million, respectively. The total fair value of shares vested during the six months ended April 30, 2013 and 2012 was $2.7 million and $2.3 million, respectively. Total unrecognized compensation cost related to stock options granted under the 2008 Plan was $3.9 million as of April 30, 2013. This cost is expected to be recognized over a weighted-average period of 1.8 years.
Restricted Stock Units
RSUs are awarded to key employees, officers and non-employee directors. The director RSUs vest immediately and the employee and officer RSUs typically cliff vest after a three-year period with service as the vesting condition. RSUs are not considered to be outstanding stock and do not have voting rights, although they do receive cash for an equivalent amount of dividends paid to our shareholders. Upon the completion of certain service requirements, each RSU is payable to the holder in cash based on the market value of one share of our common stock. Accordingly, we record a liability for the RSUs on our balance sheet and recognize any changes in the market value during each reporting period as an expense.
No restricted stock units were granted during the six months ended April 30, 2013. The weighted-average grant-date fair value of restricted stock units granted during the six months ended April 30, 2012 was $15.08 per unit. No restricted stock units vested during the six months ended April 30, 2013 or 2012. Total unrecognized compensation cost based on service related to unamortized restricted stock units was $1.3 million as of April 30, 2013. This cost does not include market fluctuations and is expected to be recognized over a weighted-average period of 1.7 years. There was no cash used to settle restricted stock units during the six months ended April 30, 2013 or 2012. The number of RSUs outstanding as of April 30, 2013 and October 31, 2012 was 194,358, which included 161,000 of non vested restricted units with a weighted-average grate date fair value of $15.47 per unit.
11. Income Taxes
For interim periods, accounting standards require that income tax expense be determined by applying the estimated annual effective income tax rate to year-to-date results unless this method does not result in a reliable estimate of year-to-date income tax expense. For the second quarter of 2013, we used the discrete or cut-off method, which allows for the application of year-to-date results of the effective income tax rate that would actually apply to such results. This approach is appropriate where a small change in estimated income could produce a large change in the estimated annual effective tax rate. Our estimated annual effective tax

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

rate for the six months ended April 30, 2013 is 34.1% compared to the estimated annual effective tax rate of 30.7% for the six months ended April 30, 2012.
We continue to record a state Net Operating Loss (NOL) valuation allowance in fiscal 2013. In assessing the need for a valuation allowance, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets.
Prepaid and other current assets on the Condensed Consolidated Balance Sheets include an income tax receivable of four thousand dollars as of April 30, 2013 and $1.3 million as of October 31, 2012.
Our unrecognized tax benefit (UTB) is related to the spin-off in 2008 and state tax items regarding the interpretations of tax laws and regulations. The total UTB as of April 30, 2013 is $15.8 million. Of this, $6.8 million is recorded in Liability for uncertain tax positions and $9.0 million is recorded in Deferred income taxes (non-current assets) on the Condensed Consolidated Balance Sheets. The UTB includes $14.8 million for which the disallowance of such items would not affect the annual effective tax rate.
Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or income tax returns. The final outcome of the future tax consequences of legal proceedings, if any, as well as the outcome of competent authority proceedings, changes in regulatory tax laws, or interpretation of those tax laws could impact our financial statements. We are subject to the effects of these matters occurring in various jurisdictions. We believe it is reasonably possible that a decrease of approximately $2.7 million in the UTB may be recognized within the next twelve months as a result of a lapse in the statute of limitations.
12. Contingencies
Environmental
We are subject to extensive laws and regulations concerning the discharge of materials into the environment and the remediation of chemical contamination. To satisfy such requirements, we must make capital and other expenditures on an ongoing basis. We accrue for remediation obligations and adjust such accruals as further information and circumstances develop. Those estimates may change substantially depending on information about the nature and extent of contamination, appropriate remediation technologies, and regulatory approvals. In accruing for environmental remediation liabilities, costs of future expenditures are not discounted to their present value, unless the amount and timing of the expenditures are fixed or reliably determinable. When environmental laws might be deemed to impose joint and several liability for the costs of responding to contamination, we accrue our allocable share of liability taking into account the number of parties participating, their ability to pay their shares, the volumes and nature of the wastes involved, the nature of anticipated response actions, and the nature of our alleged connection to the contamination. The cost of environmental matters has not had a material adverse effect on our operations or financial condition in the past, and we are not currently aware of any conditions that, we believe, are likely to have a material adverse effect on our operations, financial condition or cash flows.
The table below indicates the total environmental reserve and corresponding recovery balances as well as where these balances are reported on the Condensed Consolidated Balance Sheets as of April 30, 2013 and October 31, 2012:

	April 30, 2013	October 31, 2012
	(In thousands)
Accrued liabilities	$1,700	$1,700
Non-current environmental reserves	9,230	9,827
Total environmental reserves	$10,930	$11,527

Accounts receivable	$708	$821
Other assets (non-current)	9,837	10,374
Total receivable for recovery of remediation costs	$10,545	$11,195
Currently, our ongoing remediation activities are at one of our subsidiaries, Nichols Aluminum-Alabama, LLC (NAA). NAA operates a plant in Decatur, Alabama that is subject to an Alabama Hazardous Wastes Management and Minimization Act Post-Closure Permit. Among other things, the permit requires NAA to remediate, as directed by the state, historical environmental releases of wastes and waste constituents. Consistent with the permit, NAA has undertaken various studies of site conditions and, during the first quarter of 2006, started a phased program to treat in-place free product petroleum that had been released underneath

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

the plant. During the second quarter 2010, NAA submitted to the state the first component of its proposed workplan for implementing a site-wide remedy. The full workplan was submitted to the state during the third quarter 2010, revised during the second quarter 2011 to reflect both additional sampling data and responses to state comments, and revised again in the fourth quarter 2011 in response to another round of state comments. Based on those plans, which remain subject to further comment, revision, and state approval, our remediation reserve at NAA’s Decatur plant is $10.9 million as of April 30, 2013. Approximately $0.3 million of the April 30, 2013 reserve represents administrative costs; the balance of $10.6 million represents estimated costs for investigation, studies, cleanup, and treatment. The reserve has not been discounted. NAA was acquired through a stock purchase in which the sellers agreed to indemnify us and NAA for identified environmental matters related to the business and based on conditions initially created or events initially occurring prior to the acquisition. Environmental conditions are presumed to relate to the period prior to the acquisition unless proved to relate to releases occurring entirely after closing. The limit on indemnification is $21.5 million excluding legal fees. While our current estimates indicate we will not reach this limit, changing circumstances could result in additional costs or expenses that are not foreseen at this time. In accordance with the indemnification, the indemnitors paid the first $1.5 million of response costs and have been paying 90% of ongoing costs. Based on our experience to date, the estimated cleanup costs going forward, and costs incurred to date as of April 30, 2013, we expect to recover from the sellers’ shareholders an additional $10.5 million which has not been discounted.
Our final remediation costs and the timing of those expenditures will depend upon such factors as the nature and extent of contamination, the cleanup technologies employed, the effectiveness of the cleanup measures that are employed, and regulatory concurrences. While actual remediation costs, therefore, may be more or less than amounts accrued, we believe that we have established adequate reserves for all probable and reasonably estimable remediation liabilities. It is not possible at this point to reasonably estimate the amount of any obligation for remediation in excess of current accruals because of uncertainties as to the extent of environmental impact, cleanup technologies, and concurrence of governmental authorities. Currently, we expect to pay the accrued remediation reserve through fiscal year 2035, although some of the same factors discussed earlier could accelerate or extend the timing.
Other
From time to time, we, along with our subsidiaries, are involved in various litigation matters arising in the ordinary course of our business. Although the ultimate resolution and impact of such litigation is not presently determinable, we believe that the eventual outcome of such litigation will not have a material adverse effect on our overall financial condition, results of operations or cash flows.
13. Warranty Obligations
Our estimated obligations for warranty are accrued concurrently with the revenue recognized. We make provisions for our warranty obligations based upon historical experience incurred for such obligations adjusted, as necessary, for current conditions and factors. Due to the significant uncertainties and judgments involved in estimating our warranty obligations, including changing product designs, variance in customer installation processes and future claims experience varying from historical claims experience, the ultimate amount incurred for warranty costs could change in the near and long-term from the current estimate.

The following table provides a reconciliation of the activity related to our accrued warranty, including both the current (reported in Accrued liabilities on the Condensed Consolidated Balance Sheets) and long-term portions (reported in Other liabilities on the Condensed Consolidated Balance Sheets), for the six months ended April 30, 2013 (in thousands):

April 30, 2013
Balance at October 31, 2012	$4,781
Provision for warranty expense	351
Warranty costs paid	(294)
Total accrued warranty	$4,838
Less long-term portion	2,908
Current accrued warranty	$1,930

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Derivative Instruments and Fair Value Measurement of Assets and Liabilities
Derivative Instruments
Our derivative activities are subject to the management, direction, and control of the Chief Financial Officer and Chief Executive Officer and other officers and employees they select. Certain transactions in excess of specified levels require further approval from the Board of Directors.
The nature of our business activities requires the management of various financial and market risks, including those related to changes in foreign currency exchange rates and aluminum scrap prices. We use foreign currency forwards and options and aluminum forward and swap contracts to mitigate or eliminate certain of those risks. Specifically, the foreign currency contracts are used to offset fluctuations in the value of accounts receivable and payable balances that are denominated in currencies other than the U.S. dollar, which consist principally of the Euro, British Pound and Canadian Dollar. The aluminum contracts are used to minimize the price risk related to customer sales contracts. We enter into firm price raw material purchase commitments (which are designated as "normal purchases" under ASC topic 815 "Derivatives and Hedging" (ASC 815)) as well as contracts on the London Metal Exchange (LME). Our risk management policy, as it relates to these LME contracts, is to enter into contracts as needed so that raw material purchase levels, including both fixed price purchase commitments as well as LME contracts, match our needs to meet the committed sales orders. This is done through the use of LME forward purchase and sale contracts and LME swap contracts. Currently, we have not entered into derivative transactions for speculative or trading purposes.
We are exposed to credit loss in the event of nonperformance by the counterparties to our derivative transactions. We attempt to mitigate this risk by monitoring the creditworthiness of our counterparties and limiting our exposure to individual counterparties. In addition, we have established master netting agreements in certain cases to facilitate the settlement of gains and losses on specific derivative contracts.
We have not designated any of our derivative contracts as hedges for accounting purposes. Therefore, changes in the fair value of these contracts are recorded in the Condensed Consolidated Statements of Income as follows:

		Three Months Ended		Six Months Ended
Derivatives Not Designated as	Location of Gain or (Loss)	April 30,		April 30,
Hedging Instruments	Recognized in Earnings	2013	2012	2013	2012
		(In thousands)
Aluminum derivatives	Cost of sales	$(253)	$(864)	$(184)	$97
Foreign currency derivatives	Other, net	$326	$(95)	$(382)	$626
The fair value of outstanding derivative contracts recorded as assets and liabilities on the accompanying Condensed Consolidated Balance Sheet is indicated in the table below:

	April 30, 2013	October 31, 2012
	(In thousands)
Asset Derivatives
Prepaid and other current assets:
Aluminum derivatives	$—	$10
Foreign currency derivatives	$29	$6

Liability Derivatives
Accrued liabilities:
Aluminum derivatives	$338	$170
Foreign currency derivatives	$124	$23
Other liabilities (non-current):
Aluminum derivatives	$—	$4

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the notional amounts and fair value of our outstanding derivative contracts:

	Notional as indicated			Fair Value in $
		April 30, 2013	October 31, 2012	April 30, 2013	October 31, 2012
		(In thousands)
Aluminum derivatives:
Aluminum forward purchase contracts	LBS	1,102	2,370	$(65)	$(164)
Aluminum swap contracts	LBS	1,874	—	$(273)	$—

Foreign currency exchange derivatives:
Sell EUR, buy GBP	EUR	—	545	$—	$—
Sell EUR, buy USD	EUR	8,092	7,663	$(118)	$(23)
Sell CAD, buy USD	CAD	486	608	$(6)	$1
Buy GBP, sell USD	GBP	3,035	1,934	$26	$5
Buy EUR, sell GBP	EUR	355	—	$3	$—
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
We hold Money Market Fund investments, pension plan assets and derivative contracts that are measured at fair value on a recurring basis. The Money Market Fund investments and the pension plan assets are measured at fair value based on active market quotations and are therefore classified as Level 1. All of our derivative contracts are valued using quoted market prices from brokers or exchanges and are classified within Level 2 of the fair value hierarchy.
The Money Market Fund investments are classified as Cash and equivalents, while the pension plan assets are included in Deferred pension and postretirement benefits on the Condensed Consolidated Balance Sheets. The derivative instruments are included in various asset and liability accounts as discussed earlier in this footnote.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the assets and liabilities measured on a recurring basis based on the fair value hierarchy:

	April 30, 2013				October 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Money market fund investments	$929	$—	$—	$929	$67,819	$—	$—	$67,819
Pension plan assets	23,006	—	—	23,006	18,562	—	—	18,562
Aluminum derivatives	—	—	—	—	—	10	—	10
Foreign currency exchange derivatives	—	29	—	29	—	6	—	6
Total assets	$23,935	$29	$—	$23,964	$86,381	$16	$—	$86,397

Liabilities
Aluminum derivatives	$—	$(338)	$—	$(338)	$—	$(174)	$—	$(174)
Foreign currency exchange derivatives	—	(124)	—	(124)	—	(23)	—	(23)
Contingent consideration	$—	$—	$(250)	$(250)	$—	$—	$—	$—
Total liabilities	$—	$(462)	$(250)	$(712)	$—	$(197)	$—	$(197)

Net assets (liabilities)	$23,935	$(433)	$(250)	$23,252	$86,381	$(181)	$—	$86,200
In connection with the Alumco asset purchase transaction (See "Acquisitions", Note 3 to the Condensed Consolidated Financial Statements), we recognized a contingent liability of $0.3 million on December 31, 2012, that is classified as Level 3 and measured at fair value on a recurring basis. The fair value is based on management's assessment of the probability that the acquired business will achieve the financial targets necessary to receive the earn out payment specified in the purchase agreement. There has been no change in the value of the liability since it was recorded.
We also hold approximately $4.7 million of property, plant and equipment as of April 30, 2013 that is recorded at fair value on a non-recurring basis and classified as Level 3. The fair value is based on broker opinions.
15. Other Income (Expense)
Our non-operating income (expense), (Other,net) for the three and six months ended April 30, 2013 and 2012 are as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2013	2012	2013	2012
	(In thousands)
Other income (expense)
Foreign currency transaction gains (losses)	$(331)	$(12)	$331	$(617)
Foreign currency exchange derivative gains (losses)	326	(95)	(382)	626
Interest income	14	68	34	147
Other	—	—	(65)	22
Other income (expense)	$9	$(39)	$(82)	$178

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Regarding Forward-Looking Statements
Certain of the statements contained in this document and in documents incorporated by reference herein, including those made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking” statements as defined under the Private Securities Litigation Reform Act of 1995. Generally, the words “expect,” “believe,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. Forward looking statements are (1) all statements which address future operating performance, (2)events or developments that we expect or anticipate will occur in the future, including statements relating to volume, sales, operating income and earnings per share, and (3) statements expressing general outlook about future operating results. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present projections or expectations. As and when made, we believe that these forward-looking statements are reasonable. However, caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date when made and there can be no assurance that such forward-looking statements will occur. We are not obligated to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to the following:

•	changes in market conditions, particularly in the home building and remodeling markets;

•	changes in prevailing prices of aluminum scrap and other raw material costs;

•	changes in domestic and international economic conditions;

•	changes in purchases by our principal customers;

•	fluctuations in foreign currency exchange rates;

•	changes in estimates of costs for known environmental remediation projects and situations;

•	our ability to maintain an effective system of internal controls;

•	our ability to successfully implement our internal operating plans and acquisition strategies;

•	our ability to successfully implement our plans with respect to information technology (IT) systems and processes;

•	our ability to control costs and increase profitability;

•	changes in environmental laws and regulations;

•	changes in warranty obligations;

•	changes in energy costs;

•	changes in tax laws, and interpretations thereof;

•	changes in interest rates;

•	our ability to maintain a good relationship with our suppliers, subcontractors, and key customers; and

•	the resolution of litigation and other legal proceedings.
Additional factors that could cause actual results to differ materially are discussed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K, for the year ended October 31, 2012.
About Third-Party Information
In this report, we rely on and refer to information regarding industry data obtained from market research, publicly available information, industry publications, U.S. government sources and other third parties. Although we believe this information is reliable, we cannot guarantee the accuracy or completeness of the information and have not independently verified it.
Our Business
We are a technological leader in the home building products markets and we operate in two segments: Engineered Products and Aluminum Sheet Products. The Engineered Products segment manufactures systems, finished products, and components serving the OEM residential window and door industry, while the Aluminum Sheet Products segment produces mill finished and coated aluminum sheet serving the broader residential building products markets.  The primary market drivers of both segments are residential repair and remodel activity and new home construction.

On December 31, 2012, we acquired substantially all of the assets of Alumco Inc. and its subsidiaries. This transaction allowed us to expand the scope of our fenestration business to include screens for vinyl window and door manufacturers. In addition, we expect that the geographic dispersion of Alumco's business throughout the United States will allow us to build upon our national and regional OEM customer base and enhance our distribution capabilities. We are currently managing this business as a separate division within the Engineered Products segment.
Consolidated Results of Operations
Summary Information

	Three Months Ended				Six Months Ended
	April 30,				April 30,
	2013	2012	Change	%	2013	2012	Change	%
	(Dollars in millions)
Net sales	$232.5	$194.4	$38.1	19.6	$418.2	$356.0	$62.2	17.5
Cost of sales [1]	199.1	171.8	27.3	15.9	361.7	309.9	51.8	16.7
Selling, general and administrative	31.3	29.1	2.2	7.6	58.4	54.3	4.1	7.6
Depreciation and amortization	11.5	9.6	1.9	19.8	21.2	19.2	2.0	10.4
Operating income (loss)	(9.4)	(16.1)	6.7	(41.6)	(23.1)	(27.4)	4.3	(15.7)
Interest expense	(0.1)	(0.1)	—	—	(0.3)	(0.2)	(0.1)	50.0
Other, net	—	—	—	N/A	(0.1)	0.2	(0.3)	(150.0)
Income tax (expense) benefit	2.2	3.9	(1.7)	(43.6)	8.0	8.4	(0.4)	(4.8)
Net income (loss)	$(7.3)	$(12.3)	$5.0	(40.7)	$(15.5)	$(19.0)	$3.5	(18.4)
_______________________________

[1]	Exclusive of items shown separately below.
Market Overview
The growth in U.S. new home construction that took place during 2012 has continued into the first four months of calendar 2013, albeit a bit volatile on a monthly basis. During April, for example, housing starts decreased by 17% compared to March and were well below expectations. At the same time, the number of new building permits issued during the month suggests there will be a rebound as we head into the summer months. This activity is consistent with our belief that the housing recovery will be unsteady and pose challenges to the near-term growth prospects of the fenestration and aluminum markets that we serve. A less visible but important driver for Quanex is repair and replacement. This category has not followed new construction, with third party data suggesting no growth has occurred for many months.
To date, most of the growth in housing starts since the trough year of 2009 has been in entry level and multi-family homes for which window to floor ratios are lower compared to mid and higher priced homes. According to a recent study published by Ducker Worldwide, a consulting and research firm, multi-family homes have steadily increased as a percentage of total new housing starts and are expected to reach a peak level of 30% this year. Moreover, entry level and multi-family homes typically employ lower cost, less energy efficient building materials than the vinyl window profiles and insulating glass spacers that we manufacture. Due to these circumstances, a greater portion of our business has shifted to the repair and replacement (R&R) market in the aftermath of the financial crisis. Although market data such as the Leading Indicator of Remodeling Activity (LIRA) and the NAHB's Remodeling Market Index (RMI) suggest that remodeling activity will see healthy increases during 2013, these statistics have been at odds with the actual activity reported by market participants, particularly in the fenestration space. In their April 2013 forecast, Ducker Worldwide indicated that window shipments for the R&R markets will increase from 25.4 million in 2012 to 27.6 million in 2013 on the strength of a 9% recovery in total renovation spending. However, for the trailing 12 month period ended March 31, 2013, their preliminary estimate of actual R&R window shipments indicates that volume has decreased by 1.9% compared to last year. We continue to believe the pace of remodeling activity will lag new construction by 12 to 24 months. We also expect that remodeling activity will initially be concentrated on spending for lower cost items than window and door systems. In that case, a sustained increase in the demand for our products will occur later in the recovery, absent an unexpected increase in the energy efficient tax credits currently available to homeowners or the imposition of stricter regulations requiring the production of energy efficient windows.
If annual housing starts in the United States rise to 1.2 million over the next two years as the NAHB currently predicts, mid-priced and luxury homes will represent a greater share of the overall growth in the housing market. This should generate higher demand for our fenestration products, particularly since the government's recent emphasis on energy efficiency (through programs such as Energy Star) has improved consumer awareness of the technological advances in window and door manufacturing. At the same time, we expect these consumers to be cost conscious, and they will need to be convinced of the value proposition for higher end windows. Therefore, our primary means of increasing profit margins over the foreseeable future will likely come from controlling our production costs rather than increasing prices. A secondary source of pricing pressure could arise from the entry of new competitors into the market. As conditions in the housing market improve, it is conceivable that new window manufacturers will crop up to replace those that were forced out of business in the aftermath of the financial crisis. The temptation to sacrifice price in an effort to gain market share may be too great for these new entrants, along with some existing players, to pass up. Due to the excess capacity that already exists in the markets we serve, specifically the vinyl window profile market, we have observed evidence of a price cutting trend and expect it will continue until demand shows steady signs of growth. We believe the key to maintaining our status as a market leader will be to take a disciplined approach to the way we seek new business opportunities and focus on providing superior value to our customers.
Outside of the United States, we continue to be optimistic about our growth prospects in Europe, particularly in the United Kingdom, Germany and Scandinavian countries, where the push for higher energy efficiency standards has been the greatest. Based on our internal analysis, we estimate the size of the insulating glass spacer markets in continental Europe and the United Kingdom to be approximately 1.4 billion feet, more than double the size of the North American market. Moreover, older technology cold-edge spacers are still a dominant force in these regions and garner almost 60% of the total market share, compared to a significantly lower percentage in the United States. We believe the investments we are currently making will allow us to become the provider of choice as demand for more energy efficient warm edge spacers grows and eventually displaces cold edge spacers.
Our Aluminum Sheet Products segment is a commodity driven business that is dependent to a large extent on fluctuations in aluminum prices on the London Metals Exchange (LME). These fluctuations, in turn, are driven by macroeconomic conditions that influence supply and demand as well as financial trading in commodities. During 2012, LME prices experienced a general decline and finished the year down 16%. The improvement in prices that we witnessed during the three months ended January 31, 2013 was short-lived as the average LME price declined 4% during our second fiscal quarter, with the average price in April reaching an eight month low. The burgeoning recovery of the United States housing market will undoubtedly help to promote demand for aluminum and support LME prices, but other factors, such as growth rates and supply overhang in China, the stabilization of the European economies and fiscal challenges in the United States could serve as a drag. Until these uncertainties are resolved, the volatility that has characterized commodity markets during the five years following the onset of the financial crisis is likely to continue, and the profitability of our Aluminum Products business will fluctuate as a result. The initial forecasts of rising aluminum prices during 2013 appear to have been premature. At best, we are projecting that the average price for the full year will be stagnant relative to 2012. Although the price of the scrap material we purchase is also dependent to a certain extent on LME prices, the correlation between the two is not as high as it is for finished goods. Therefore, in periods of declining LME prices, we tend to suffer from both lower revenues and proportionately higher raw material costs.
Business Segments
We have aggregated four of our five operating divisions, Engineered Components, Quanex Screens, Insulating Glass Systems and Window & Door Systems, into the Engineered Products segment. The remaining division, Nichols Aluminum, is considered to be a separate segment (Aluminum Sheet Products). Corporate & Other is comprised of corporate office expenses, company-wide program costs and certain inter-division eliminations. The sale of products between segments is recognized at market prices. The financial performance of the operations is based upon EBITDA and operating income. Engineered Products and Aluminum Sheet Products both value inventory on a FIFO or weighted-average basis while the LIFO reserve relating to those operations accounted for under the LIFO method of inventory valuation is computed on a consolidated basis in a single pool and treated as a Corporate item. The other accounting principles that the segments follow are described in Part II, Item 8, Note 1 to the Consolidated Financial Statements on our Annual Report on Form 10-K for the fiscal year ended October 31, 2012.
Analysis of Consolidated Operating Results
The improvement in our consolidated net sales for the three and six months ended April 30, 2013 compared to the prior year periods was driven primarily by an increase in shipments of 27% and 30%, respectively, for our Aluminum Products segment.  Within our Engineered Products segment, net sales were higher due to the Alumco asset purchase transaction. The Engineered Products segment has also experienced organic growth that relates largely to our vinyl window profile business, although we began to see an uptick in our insulting glass and engineered component revenues during the second quarter.
Our operating results improved by $6.7 million and $4.3 million, respectively, for the three and six months ended April 30, 2013 compared to the prior year periods due to increased profitability in both our Engineered Products and Aluminum Sheet Products segments. This improvement was partially offset by higher Corporate expenses.  Within Aluminum Sheet Products, our operating losses decreased by $7.0 million and $8.4 million, respectively, during the three and six month periods as production levels returned to more normalized levels. In addition, material, conversion and administrative costs declined following the resolution of the labor strike that adversely affected our prior year results. However, our aluminum business continues to be challenged by volatile LME prices and higher raw material (scrap) prices.  Operating income within the Engineered Products segment increased by $5.8 million and $6.8 million, respectively, during the three and six month periods. Last year's operating income was negatively affected by $3.2 million and $5.7 million, respectively, of facility consolidation expenses that did not recur in the current year. In addition, the consolidation produced labor savings of $2.3 million and $3.7 million, respectively, for the three and six months ended April 30, 2013. Corporate expenses increased during the three and six month periods due primarily to our Enterprise Resource Planning (ERP) system implementation and other IT initiatives. In addition, we have incurred approximately $1.0 million of transaction costs during the year in connection with the Alumco asset purchase transaction and other projects. Workers' compensation claims and other employee-related costs have also contributed to the overall increase in Corporate expenses.
We have historically experienced lower sales during the first half of our fiscal year due to the seasonal nature of our business as winter weather reduces homebuilding and home improvement activity and adversely affects our Engineered and Aluminum Sheet Products businesses. In addition, operating income tends to suffer in quarters with lower sales because a high percentage of the manufacturing overhead and operating expenses we incur is fixed. The results for our operating divisions improved between the first and second quarters, and we expect to see further improvement in the third and fourth quarters.
Three and Six Months Ended April 30, 2013 Compared to Three and Six Months Ended April 30, 2012
Engineered Products

	Three Months Ended				Six Months Ended
	April 30,				April 30,
	2013	2012	Change	%	2013	2012	Change	%
	(Dollars in millions)
Net sales	$125.2	$108.8	$16.4	15.1	$231.3	$208.1	$23.2	11.1
Cost of sales [1]	95.7	83.4	12.3	14.7	178.9	158.4	20.5	12.9
Selling, general and administrative	15.5	18.3	(2.8)	(15.3)	28.1	33.8	(5.7)	(16.9)
Depreciation and amortization	8.1	7.0	1.1	15.7	15.6	14.0	1.6	11.4
Operating income (loss)	$5.9	$0.1	$5.8	nm	$8.7	$1.9	$6.8	357.9
_______________________________

[1]	Exclusive of items shown separately below.
The growth in net sales that our Engineered Products Segment experienced for both the three and six month periods ended April 30, 2013 can be attributed largely to the Alumco asset purchase transaction. The remaining increase for the year was driven primarily by higher sales of vinyl window and door profiles. However, we also began to see an uptick in sales during the quarter for both our insulating glass spacer and engineered component products. We believe the growth we are experiencing across all of our businesses despite the continued decline in R&R window shipments is a testament to the strength of our franchise and ability to grow our market share in the future.
As we discussed in the first quarter, the profitability of our vinyl products continues to be challenged by pricing pressures, which have come in two forms this year: (1) volume discounts for our fastest growing customers and (2) inflationary increases in the cost of resin, which is the primary raw material used to manufacture our vinyl profiles. As sales to certain customers increase, we are obligated to provide greater price concessions in the form of volume discounts. During the three and six month periods ended April 30, 2013, higher discounts reduced the gross margins of our Engineered Products segment. The increase in resin prices has driven our raw material costs for the year higher. Although we were able to pass some of these costs on to our customers through price adjustments, the portion that we absorbed negatively affected the segment's gross margin for the year. On a positive note, we were able to compensate for the pricing pressures, in part, through improved operational and production efficiencies, which resulted in lower freight and energy costs relative to last year.
As discussed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2012, we completed a plan to consolidate our insulating glass spacer facilities in North America in August 2012. During the three and six months ended April 30, 2012, we incurred $3.2 million and $5.7 million, respectively, of consolidation related expenses that did not recur during the current period. As a result, our selling, general and administrative costs for both periods are significantly lower. We previously estimated that the consolidation would generate approximately $8 million in annual pre-tax savings, and our experience thus far indicates we will be successful in achieving this target for fiscal year 2013. Consistent with our expectations, the savings were more pronounced during the second quarter compared to the first quarter, as the variable labor costs for our insulating glass business decreased by approximately $2.3 million for the three months ended April 30 and $3.7 million for the six month period.

The material cost challenges that occurred in the first quarter for our North American insulating glass spacer business continued to have a negative effect on our margins during the second quarter due to ongoing production and labor inefficiencies. In conjunction with the consolidation of our manufacturing facilities, we shifted the production model for our insulating glass business from make-to-stock to make-to-order. Although this model allows us to better manage our inventory, it has created growing pains in the form of higher scrap rates over the past year. The increase in material costs has adversely affected the segment's current year gross margins by approximately 1.5% to 2.0% for both the three and six month periods.
The higher trend in freight costs that we experienced during the first quarter showed signs of reversing itself during the second quarter. This was due, in part, to a decrease in the volume of finished good shipments that we made from North America to Europe beginning in March. The installation of the third production line in our German plant that we have been anticipating for the past several months was recently completed. Therefore, we expect that Germany will be able to manufacture enough product to satisfy our European customer demand as we head into the peak construction season. This should contribute to an overall improvement in margins for our insulating glass business.
Demand for our insulating glass spacers in continental Europe continues to be strong, although the rate of increase relative to the prior year was lower in the second quarter than it was in the first quarter. Net sales in Europe were up 8% for the three months ended April 30 and 24% for the six month period. Harsh weather conditions in Eastern Europe were partly to blame for the slowdown. Now that the winter season is over, we expect demand in the region to pick up again. In North America, sales of our higher-end spacer products have been negatively affected for the past several months by the housing downturn in Canada. We saw some signs of a revival during the second quarter, but it is too early to tell if this indicative of a long term trend, particularly since all major economic indicators suggest that the Canadian housing market is likely to see further difficulties.
Depreciation and amortization for the three and six months ended April 30, 2013 includes approximately $0.9 million and $1.2 million of expense, respectively, related to the intangible and fixed assets acquired through the Alumco asset purchase transaction. For the full year, we expect to record a total of $2.9 million of depreciation and amortization in connection with the Alumco transaction that was not included in our prior year results. In addition, we have invested approximately $8.4 million into our Engineered Products segment for capital improvements during the first six months of the year, which has resulted in additional depreciation expense of $0.2 million and $0.4 million for the three and six months periods ended April 30, 2013 compared to the prior year periods. Apart from the incremental expense related to the Alumco transaction, we are projecting the segment's full year depreciation and amortization to be approximately $1.3 million higher than last year.
Aluminum Sheet Products

	Three Months Ended				Six Months Ended
	April 30,				April 30,
	2013	2012	Change	%	2013	2012	Change	%
	(Dollars in millions)
Net sales	$109.7	$88.3	$21.4	24.2	$194.3	$154.0	$40.3	26.2
Cost of sales [1]	105.7	91.0	14.7	16.2	190.0	157.5	32.5	20.6
Selling, general and administrative	2.8	2.8	—	—	5.6	5.1	0.5	9.8
Depreciation and amortization	1.7	2.0	(0.3)	(15.0)	3.4	4.5	(1.1)	(24.4)
Operating income (loss)	$(0.5)	$(7.5)	$7.0	(93.3)	$(4.7)	$(13.1)	$8.4	(64.1)
Shipped pounds	77.8	61.1	16.7	27.3	136.5	105.3	31.2	29.6
_______________________________

[1]	Exclusive of items shown separately below.
The net sales generated by our Aluminum Sheet Products Segment have increased during the current year on the strength of higher shipments. Overall market demand has decreased during the first half of our fiscal year. We have been able to recover more than the share we lost last year due to improvements in our production capabilities and the resolution of the labor strike that occurred during the second quarter of 2012. During the three and six months ended April 30, 2012, we estimate that the strike reduced our shipments by approximately 12 million pounds. Therefore, our organic growth was approximately 4 and 18 million pounds, respectively, for the three and six months ended April 30, 2013. We believe the decline in the rate of growth between the first and second quarter of the year was due to weather conditions rather than a decrease in market share as our customers reported sluggish sales and increasing inventories. As we head into the third quarter and weather conditions improve, we believe that market demand will rebound.

The higher shipments we have experienced thus far during the year have not been accompanied by a proportionate increase in revenue due primarily to a continued shift in our business from value-added painted sheet to mill finished products, which command lower prices. In addition, the nascent recovery in LME prices that we witnessed in the first quarter of our fiscal year proved to be short-lived. As a result of these factors, our average selling price was 4.2% lower in the second quarter of this year compared to the prior year, and we therefore were not able to fully recover the $4.0 million of volume-related operating losses that we attributed to the strike in 2012.
In addition to the volume decreases, our direct material costs in the prior year were adversely affected by the strike because we did not have the labor necessary to run our casting facility at full capacity. As a result, we purchased semi-finished coil that reduced our operating income in the second quarter of 2012 by $4.3 million, including the effect of conversion costs. We were not able to fully recover these costs in the current year due to continued tightening of the aluminum scrap market. In short, our scrap material costs have been proportionately higher in the current year compared to the prior year, which has negatively affected operating income. The other direct expenses associated with the strike, which were primarily administrative in nature, totaled approximately $0.7 million and were fully recouped in the current year.
Our emphasis on customer quality and preventive maintenance continues to yield positive results for the Aluminum Sheet Products segment. Customer delivery levels, which increased dramatically during the first three months of the year, have been holding at our target level of 90% through the end of the second quarter. Due to the repair and maintenance projects we completed during the first half of the year, we believe the capacity at our casting facility will be sufficient to accommodate the higher demand we expect to see in the coming months. As previously discussed, we made a conscious decision to accelerate certain projects into the first quarter, which resulted in our repair and maintenance costs decreasing by $1.9 million in the second quarter, although the year-to-date total is still higher compared to the prior year by $1.8 million. We expect to see a further decline in these costs over the remainder of the year.
The installation of the paint oven at our finishing facility in Alabama was completed in May at a total cost of $9.0 million and has been returned to operation. We believe this capital expenditure will be essential to improving the quality of our painted sheet product and better position us to compete in the market place. As long as LME prices continue to hover at historical lows, any improvement in the profitability of our Aluminum Sheet Products segment will be dependent, to a certain extent, on painted sheet becoming a greater share of our total shipments.
Depreciation and amortization expense for both the three and six months ended April 30, 2013 was lower compared to the prior year periods because we accelerated the remaining useful lives of several assets that were taken out of service during the third and fourth quarters of 2012. For the full year, we expect that our depreciation and amortization expense in 2013 will be $0.7 million lower compared to 2012.
Corporate and Other

	Three Months Ended				Six Months Ended
	April 30,				April 30,
	2013	2012	Change	%	2013	2012	Change	%
	(Dollars in millions)
Net sales	$(2.4)	$(2.7)	$0.3	(11.1)	$(7.4)	$(6.1)	$(1.3)	21.3
Cost of sales [1]	(2.3)	(2.6)	0.3	(11.5)	(7.2)	(6.0)	(1.2)	20.0
Selling, general and administrative	13.0	8.0	5.0	62.5	24.7	15.4	9.3	60.4
Depreciation and amortization	1.7	0.6	1.1	183.3	2.2	0.7	1.5	214.3
Operating income (loss)	$(14.8)	$(8.7)	$(6.1)	70.1	$(27.1)	$(16.2)	$(10.9)	67.3
 _______________________________

[1]	Exclusive of items shown separately below.
Net sales for Corporate and Other consist of inter-company sales from the Aluminum Sheet Products Segment to the Engineered Products Segment, and cost of sales includes an equal and offsetting elimination. There was no adjustment recorded for the consolidated LIFO reserve during the current or prior year.
Similar to last quarter, the increase in Corporate operating expenses during the three and six months periods was driven primarily by our ERP system implementation project. Total expense for the project during the current three and six month periods was $5.2 and $7.3 million, respectively, which represents an increase of $3.7 and $4.9 million over the prior year periods. As previously discussed, the initial phase of the project went live during March, which resulted in us placing approximately $20 million of assets in service. Therefore, we recorded approximately $1.6 million of non-cash depreciation expense during the current quarter in addition to $3.6 million of cash costs. Because substantially all of the costs incurred during March and April related to post-implementation activities, we were not permitted to capitalize them pursuant to the accounting guidance. As a result, the cash expense recorded during the second quarter was approximately double the amount recognized in the first quarter, even though the monthly cash expenditures incurred for the project have begun to decrease and are likely to continue trending lower over subsequent implementation phases. Depreciation expense associated with the ERP system is expected to be $2.1 million per quarter until the completion of the next phase of the ERP roll out. ERP- related costs are expected to be lower during the third quarter.
In addition to the ERP project, other IT initiatives drove Corporate expenses higher by $1.0 million and $1.8 million, respectively, for the three and six month periods compared to the prior year. These planned increases reflect our commitment to making targeted investments in our IT infrastructure that will improve our transactional efficiencies.
We carry a reserve at the Corporate level to account for claims incurred but not reported under our self-insured workers' compensation plan. Based on the adverse development we experienced on prior year losses and an increase in the volume of current year losses, we adjusted the reserve to recognize additional expense of $0.3 million for the current quarter and $0.7 million for the six month period. There was no expense recorded during the prior year periods.
Consistent with the explanation provided in our Quarterly Report on Form 10-Q for the quarter ended January 31, 2013, our stock option expense in the current three and six month periods was approximately $0.8 million and $1.2 million higher compared to the prior year periods. However, this expense was offset by a benefit resulting from declines in the value of our restricted stock units and deferred compensation plan assets, which are based, in large part, on fluctuations in our stock price.
Employee training and other employee related costs contributed an additional $0.4 million and $0.8 million, respectively, to the higher Corporate expenses during the three and six month periods.
Due to the Alumco asset acquisition and other projects, we have recognized $1.0 million of transaction-related expenses for legal and advisory services during the year that were not incurred in the prior year. Because substantially all of these costs were recorded during the first quarter, there was no material effect on our operating results for the current quarter.
Other Items
Other, net typically includes interest income earned on our cash and equivalents and net foreign currency transaction gains and losses. During the three months ended April 30, 2013, other income was relatively unchanged compared to the prior year. For the six month period, other income decreased by $0.3 million compared to the prior year due to a combination of lower interest income and higher foreign currency transaction losses.
Interest expense has increased during the current quarter and year-to-date period due to our borrowings under the Senior Unsecured Credit Facility since February 2013.
Our estimated annual effective tax rate for the three and six months ended April 30, 2013 is 23.0% and 34.1%, respectively, compared to 24.3% and 30.7% for the respective three and six months ended April 30, 2012.
Liquidity and Capital Resources
Our principal sources of funds are cash on hand, cash flow from operations, and borrowings under our $150 million Senior Unsecured Revolving Credit Facility (the Credit Facility).  As of April 30, 2013 we had $9.6 million of cash and equivalents, $59.4 million of availability under the Credit Facility and outstanding debt of $11.4 million, which includes $10.0 million of Credit Facility borrowings. Our current expectation is that we will repay all of the Credit Facility borrowings well ahead of year end.
Cash and cash equivalents decreased by $61.6 million during the six months ended April 30, 2013 due primarily to the Alumco asset acquisition, capital investments in our manufacturing facilities and ERP implementation project, and ongoing operational activities.
Our strategy for deploying cash is to invest in organic growth opportunities, develop our infrastructure and make strategic acquisitions. Other uses of cash include paying cash dividends to our shareholders and opportunistically repurchasing our common stock. Any excess cash and equivalents are invested in large, overnight money market funds. The funds are diversified by security type across Treasuries, Government Agencies and Prime Corporate. These funds are all AAA-rated, approved by the National Association of Insurance Commissioners and compliant with Rule 2A-7 of the Investment Company Act of 1940. Our current investments are diversified across multiple institutions we believe to be financially sound. We intend to remain in highly rated money market funds, financial institutions and treasuries following a prudent investment philosophy. From time to time, to prepare for potential disruption in the money markets, we may temporarily move funds into operating bank accounts of highly-rated financial institutions to meet on-going operational liquidity requirements. We did not experience any material losses on our cash and marketable securities investments during the quarter.
On January 28, 2013, we replaced our previous credit facility that was scheduled to expire in April 2013 by entering into a new Credit Facility that has a five-year term and permits aggregate borrowings at any time of up to $150 million, with a letter of credit sub-facility, a swing line sub-facility and a multi-currency sub-facility. Borrowings denominated in U.S dollars bear interest at a spread above LIBOR or a base rate derived from the prime rate. Foreign denominated borrowings bear interest at a spread above the LIBOR applicable to such currencies. Subject to customary conditions, we may request that the aggregate commitments under the Credit Facility be increased by up to $100 million, with total commitments not to exceed $250 million.
The Credit Facility requires us to comply with certain financial covenants. Specifically, we must not permit, on a quarterly basis, our ratio of consolidated EBITDA to consolidated interest expense (Consolidated Interest Coverage Ratio) to exceed 3.00 to 1 or our ratio of consolidated funded debt to consolidated EBITDA (Consolidated Leverage Ratio) to exceed 3.25 to 1. As defined by the indenture, the Consolidated Leverage Ratio is the ratio of consolidated EBITDA to consolidated interest expense, in each case for the previous four consecutive fiscal quarters. EBITDA is defined by the indenture to include proforma EBITDA of acquisitions and to exclude certain items like goodwill and intangible asset impairments and certain other non-cash charges and non-recurring items. Subject to our compliance with the covenant requirements, the amount available under the Credit Facility is a function of: (1) our trailing twelve months EBITDA; (2) the maximum Consolidated Leverage Ratio allowed under the Credit Facility; and (3) the aggregate amount of our outstanding debt and letters of credit. As of April 30, 2013, the amount available under the Credit Facility was limited to $59.4 million, and we had outstanding borrowings and letters of credit of $10.0 million and $5.6 million, respectively.
The Credit Facility also contains certain limitations on additional indebtedness, asset or equity sales and acquisitions. The payment of dividends and other distributions is permitted, provided there is no event of default after giving effect to such transactions. If the counterparties to the Credit Facility were unable to fulfill their commitments, the funds available to us could be reduced. However, we have no reason to believe that such liquidity will be unavailable or reduced.
We are in compliance with the financial covenants set forth in the Credit Facility, as indicated in the table below:

At April 30, 2013	Required	Actual
Consolidated Interest Coverage Ratio	No less than 3.00 to 1	45.01 to 1
Consolidated Leverage Ratio	No more than 3.25 to 1	0.74 to 1
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

The following table summarizes our cash flow results for the six months ended April 30, 2013 and 2012:

	Six Months Ended April 30,
	2013	2012
	(In millions)
Cash flows from operating activities	$(20.8)	$(11.8)
Cash flows from investing activities	$(47.1)	$(21.3)
Cash flows from financing activities	$6.6	$(2.9)
Highlights from our cash flow results for the six months ended April 30, 2013 and 2012 are as follows:
Operating Activities
Cash used by operating activities for the first six months of fiscal 2013 increased by $9.0 million compared to the same period last year. However, it bears noting that our operating liquidity improved markedly during the second quarter as we generated a net inflow of $9.6 million compared to a net outflow of $30.3 million in the first quarter. Likewise, our second quarter performance was better compared to prior year period when we also experienced a net outflow of $13.9 million.
The increase in our sales revenue, in combination with a slight improvement in the rate at which we are collecting outstanding receivables, has contributed to higher gross cash inflows this year. In contrast, our gross cash outflows during the year are proportionately higher compared to the prior year due to the timing of the payments we have made to fund our raw material purchases. We believe this trend will reverse itself during subsequent quarters. Our current year operating cash flow has also been affected by higher bonus payments (related to fiscal year 2012), customer rebates and non-capitalized ERP expenditures compared to last year. In addition, we have paid approximately $1.0 million in transaction costs related to the Alumco asset acquisition and other projects during the past six months. As we head into the peak construction season, we believe the upward trend in our operating cash flow will continue into the third and fourth quarters.
Investing Activities
During the six months ended April 30, 2013, cash used for investing activities increased by $25.8 million compared to the prior year. This change was due primarily to our purchase of Alumco's assets for $22.1 million. The remaining increase of $3.7 million relates to cash spent on capital purchases and improvements through out the organization, which includes the installation of the new paint oven at one of our aluminum finishing facilities. Capital spending for the ERP project during the current year is $6.0 million compared to $5.7 million in the prior year. At April 30, 2013, we had commitments of approximately $7.0 million for the purchase or construction of capital assets. We plan to fund these capital expenditures through cash from our operations.
Financing Activities
We have generated $6.6 million in cash from financing activities this year due to net borrowings of $10.0 million under our Credit Facility. In addition, we received $0.9 million of cash from employees exercising stock options. These inflows were offset by the payment of $2.9 million in dividends to our shareholders and $1.2 million of debt issuance costs. During the prior year, we spent $2.9 million of cash for financing activities due primarily to the payment of dividends. The cash received from stock option exercises last year was largely offset by repurchases of our common stock on the open market.
Critical Accounting Estimates
When preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management must make decisions that impact the reported amounts and the related disclosures. Such decisions include the selection of appropriate accounting principles to be applied and assumptions related to estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities. Management continuously evaluates these estimates, including those related to revenue recognition, allowances for doubtful accounts, inventory, long-lived assets, environmental contingencies, insurance, pension and other post-employment benefits, litigation and contingent liabilities, warranty obligations and income taxes. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. Management believes that the critical accounting estimates listed and described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2012, are the most important to the fair presentation of our financial condition and results. There have been no significant changes to our critical accounting estimates since October 31, 2012.
New Accounting Pronouncements
New accounting pronouncements that are relevant to us are discussed in Note 2 of the accompanying financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The “forward looking statements” contained in the following discussion of our exposure to various market risks involve risks and uncertainties. These projected results have been prepared utilizing certain assumptions considered reasonable in light of information currently available to us. Nevertheless, because of the inherent unpredictability of interest rates, foreign currency rates and metal commodity prices as well as other factors, actual results could differ materially from those projected in such forward looking information. We do not use derivative financial instruments for speculative or trading purposes.

Commodity Price Risk
Within the Aluminum Sheet Products segment, we use various grades of aluminum scrap and minimal amounts of prime aluminum ingot as raw materials for its manufacturing processes. The price of this raw material is subject to fluctuations due to many factors in the aluminum market. In the normal course of business, our Aluminum Sheet Products segment enters into firm price sales commitments with its customers. In an effort to reduce the risk of fluctuating raw material prices, our Aluminum Sheet Products segment enters into firm price raw material purchase commitments (which are designated as “normal purchases” under ASC 815) as well as option contracts on the LME. Our risk management policy as it relates to these LME contracts is to enter into contracts as needed, so that the raw material inventory levels, including both fixed price purchase commitments as well as LME contracts match our needs to meet committed sales orders. This is done through the use of both LME forward purchase contracts and LME forward sales contracts. Nichols Aluminum maintains a balanced metals book position which excludes a normal operational inventory level. This operating inventory level as a matter of practice is not hedged against material price (LME) movements. This practice reflects that over the commodity price cycle, no gain or loss is incurred on this inventory.
The Engineered Products segment also enters into LME swap contracts to exchange variable pricing for fixed pricing for anticipated sales to its customers. The notional volume and contract period coincide with the anticipated sales.
Through the use of firm price raw material purchase commitments and LME contracts, we intend to protect cost of sales from the effects of changing prices of aluminum. To the extent that the raw material costs factored into the firm price sales commitments are matched with firm price raw material purchase commitments, changes in aluminum prices should have no effect. While we consider the LME derivative contracts to provide an economic hedge against changes in aluminum prices, the derivatives have not been designated as hedges in accordance with ASC 815 for accounting purposes. As such, any mark-to-market net gain or loss was recorded in Cost of sales with the offsetting amount reflected as an asset or liability on the balance sheet. During the six months ended April 30, 2013 and 2012, we primarily relied upon firm price raw material purchase commitments to protect cost of sales tied to firm price sales commitments.
The table below indicates the notional volume as well as the fair value of the open LME forward and swap contracts as of April 30, 2013 and October 31, 2012. For additional information about these derivatives, see Note 14 to the Condensed Consolidated Financial Statements.

		Notional in LBS		Fair Value in $
		April 30, 2013	October 31, 2012	April 30, 2013	October 31, 2012
		(In thousands)
Aluminum derivatives:
Aluminum forward purchase contracts	LBS	1,102	2,370	$(65)	$(164)
Aluminum swap contracts	LBS	1,874	—	$(273)	$—

Within the Engineered Products segment, polyvinyl resin (PVC) is the significant raw material consumed during the manufacture of vinyl extrusions. We have a monthly resin adjuster in place with the majority of our customers and resin supplier that is adjusted based upon published industry resin prices for the prior month. This adjuster effectively shares the base pass-through price changes of PVC with our customers commensurate with the market at large. Our long-term exposure to changes in PVC prices is thus significantly reduced due to the contractual component of the resin adjuster program; however, there is a level of exposure to short-term volatility due to the one month lag.
Effective May 1, 2011, IG Systems initiated an oil-based materials surcharge on one of its major product lines. The surcharge helps offset the rising cost of butyl and other oil-based raw materials, pricing of which are highly correlated to the price of oil. The surcharge is in place with the majority of its customers who purchase these products and is adjusted monthly based upon the 90 day average published price for Brent crude. The oil-based raw materials purchased by us are subject to similar pricing schemes. Therefore, our long-term exposure to changes in oil-based raw materials prices is significantly reduced due to the contractual component of the surcharge program.
Foreign Currency Rate Risk
Our international operations have exposure to foreign currency rate risks, primarily due to fluctuations in the Euro, the British Pound and the Canadian dollar. From time to time, we enter into foreign exchange contracts associated with our operations to manage a portion of the foreign currency rate risk.
At April 30, 2013 and October 31, 2012, we held foreign currency derivative contracts hedging cross-border intercompany and commercial activity at IG Systems. Although these derivatives hedge exposures to fluctuations in foreign currency rates, we elected not to utilize hedge accounting treatment. As a result, the change in the fair value of these foreign currency derivatives was recorded directly to other income and expense (Other, net). To the extent the gain or loss on the derivatives is offset by the gain or loss from remeasuring the underlying foreign currency transaction or balance, changes in exchange rates should have no effect. (See "Derivative Instruments and Fair Value Measurement of Assets and Liabilities", Note 14 to the Condensed Consolidated Financial Statements for further information).
The notional and fair market values of these positions at April 30, 2013 and October 31, 2012, were as follows:

		Notional as indicated		Fair Value in $
		April 30, 2013	October 31, 2012	April 30, 2013	October 31, 2012
		(In thousands)
Foreign currency exchange derivatives:
Sell EUR, buy GBP	EUR	—	545	$—	$—
Sell EUR, buy USD	EUR	8,092	7,663	$(118)	$(23)
Sell CAD, buy USD	CAD	486	608	$(6)	$1
Buy GBP, sell USD	GBP	3,035	1,934	$26	$5
Buy EUR, sell GBP	EUR	355	—	$3	$—

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (1934 Act) as of April 30, 2013. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2013, the disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
During the second quarter of 2013, we completed the initial implementation phase of SAP, an integrated Enterprise Resource Planning (ERP) system at our Corporate offices and two manufacturing facilities within our Engineered Products segment resulting in changes to our business processes and therefore our controls at these sites. The implementation was effective March 1, 2013. We believe the implementation will allow us to improve our transactional efficiencies and reduce the number of manual processes we employ. Pre-implementation testing and post-implementation reviews were conducted by management to ensure that internal controls surrounding the system implementation and its operation were properly designed to prevent material financial statement errors.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On May 27, 2010, the Board of Directors approved a stock repurchase program that authorized the repurchase of 1.0 million shares of our common stock; and on August 25, 2011, the Board of Directors authorized an additional 1.0 million shares to the program. The program does not have a dollar limit or an expiration date. There were no repurchases of shares during the quarter ended April 30, 2013. As of April 30, 2013, there were 905,663 shares remaining in the program.

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

QUANEX BUILDING PRODUCTS CORPORATION

Date:	June 7, 2013	/s/ Brent L. Korb
Brent L. Korb
Senior Vice President – Finance and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

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