Form 10-Q
period 2013-07-31
Quanex Building Products CORP
filed 2013-09-04
CIK 1423221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________
FORM 10-Q
 ________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2013
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 29, 2013
Common Stock, par value $0.01 per share	37,064,965

QUANEX BUILDING PRODUCTS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 31, 2013	October 31, 2012
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and equivalents	$16,073	$71,255
Accounts receivable, net of allowance of $795 and $1,026	99,051	85,644
Inventories, net (Note 3)	67,839	65,904
Deferred income taxes	24,497	20,439
Prepaid and other current assets	6,592	7,628
Total current assets	214,052	250,870
Property, plant and equipment, net of accumulated depreciation of $346,135 and $333,898	176,033	168,877
Deferred income taxes	12,381	8,911
Goodwill (Note 4)	71,302	68,331
Intangible assets, net (Note 4)	80,757	78,380
Other assets	17,036	14,169
Total assets	$571,561	$589,538
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$78,479	$80,985
Accrued liabilities	45,357	46,459
Current maturities of long-term debt (Note 5)	375	368
Total current liabilities	124,211	127,812
Long-term debt (Note 5)	753	1,033
Deferred pension and postretirement benefits (Note 6)	5,862	6,873
Liability for uncertain tax positions (Note 8)	5,416	6,736
Non-current environmental reserves (Note 9)	9,037	9,827
Other liabilities	13,008	15,430
Total liabilities	158,287	167,711
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, no par value, shares authorized 1,000,000; issued and outstanding - none	—	—
Common stock, $0.01 par value, shares authorized 125,000,000; issued 37,653,639 and 37,788,804, respectively	377	378
Additional paid-in-capital	246,631	245,144
Retained earnings	180,147	193,105
Accumulated other comprehensive loss	(5,370)	(5,299)
Less treasury stock at cost, 604,088 and 816,302 shares, respectively	(8,511)	(11,501)
Total stockholders’ equity	413,274	421,827
Total liabilities and stockholders' equity	$571,561	$589,538
The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Net sales	$259,174	$237,905	$677,345	$593,928
Cost and expenses:
Cost of sales	215,182	200,663	576,835	510,542
Selling, general and administrative	24,683	26,659	83,063	80,936
Depreciation and amortization	12,193	9,131	33,389	28,381
Operating income (loss)	7,116	1,452	(15,942)	(25,931)
Non-operating income (expense):
Interest expense	(182)	(108)	(495)	(348)
Other, net	(46)	21	(128)	199
Income (loss) before income taxes	6,888	1,365	(16,565)	(26,080)
Income tax expense (benefit)	1,919	(166)	(6,068)	(8,578)
Net income (loss)	$4,969	$1,531	$(10,497)	$(17,502)

Earnings (loss) per common share:
Basic	$0.13	$0.04	$(0.28)	$(0.48)
Diluted	$0.13	$0.04	$(0.28)	$(0.48)

Weighted-average common shares outstanding:
Basic	36,856	36,637	36,838	36,584
Diluted	37,413	37,163	36,838	36,584

Cash dividends per share	$0.04	$0.04	$0.12	$0.12
The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2013	2012	2013	2012
	(In thousands)
Net income (loss)	$4,969	$1,531	$(10,497)	$(17,502)
Other comprehensive loss - foreign currency translation adjustments (pretax)	(168)	(2,526)	(494)	(3,621)
Other comprehensive loss - foreign currency translation adjustments tax benefit	150	242	423	176
Other comprehensive loss, net of tax	(18)	(2,284)	(71)	(3,445)
Comprehensive income (loss)	$4,951	$(753)	$(10,568)	$(20,947)

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Nine Months Ended
	July 31,
	2013	2012
	(In thousands)
Operating activities:
Net loss	$(10,497)	$(17,502)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	33,389	28,381
Stock-based compensation	3,856	3,180
Deferred income tax benefit	(6,862)	(9,437)
Excess tax benefit from share-based compensation	(172)	(413)
Restructuring charges	—	1,206
Other, net	698	2,133
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Increase in accounts receivable	(9,642)	(7,114)
Decrease (increase) in inventory	3,095	(7,515)
Decrease (increase) in other current assets	241	(757)
Increase (decrease) in accounts payable	(2,990)	10,242
Increase (decrease) in accrued liabilities	(6,883)	5,789
Increase (decrease) in income taxes	1,622	(771)
Decrease in deferred pension and postretirement benefits	(1,011)	(1,572)
Increase in other long-term liabilities	1,229	488
Other, net	504	(351)
Cash provided by operating activities	6,577	5,987
Investing activities:
Acquisitions, net of cash acquired	(22,096)	—
Capital expenditures	(34,517)	(31,710)
Proceeds from disposition of capital assets	335	36
Proceeds from property insurance claim	—	479
Cash used for investing activities	(56,278)	(31,195)
Financing activities:
Borrowings under credit facility	23,500	—
Repayments of credit facility borrowings	(23,500)	—
Repayments of other long-term debt	(364)	(339)
Common stock dividends paid	(4,446)	(4,413)
Issuance of common stock	909	2,501
Excess tax benefit from share-based compensation	172	413
Debt issuance costs	(1,163)	—
Purchase of treasury stock	—	(1,284)
Cash used for financing activities	(4,892)	(3,122)

Effect of exchange rate changes on cash and equivalents	(589)	1,003

Decrease in cash and equivalents	(55,182)	(27,327)
Cash and equivalents at beginning of period	71,255	89,619
Cash and equivalents at end of period	$16,073	$62,292

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

Nine Months Ended July 31, 2013	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	(In thousands, no per share amounts shown except in verbiage)
Balance at October 31, 2012	$378	$245,144	$193,105	$(5,299)	$(11,501)	$421,827
Net loss	—	—	(10,497)	—	—	(10,497)
Foreign currency translation adjustment (net of tax benefit of $423)	—	—	—	(71)	—	(71)
Common dividends ($0.12 per share)	—	—	(4,446)	—	—	(4,446)
Stock-based compensation activity:
Expense related to stock-based compensation	—	3,856	—	—	—	3,856
Stock options exercised	—	10	—	—	899	909
Tax benefit from share-based compensation	—	113	—	—	—	113
Restricted stock awards granted	—	(2,091)	—	—	2,091	—
Recognition of unrecognized tax benefit (Note 8)	—	—	2,102	—	—	2,102
Other	(1)	(401)	(117)	—	—	(519)
Balance at July 31, 2013	$377	$246,631	$180,147	$(5,370)	$(8,511)	$413,274
The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations and Basis of Presentation
Quanex Building Products Corporation is a technological leader in the production of engineered materials and aluminum sheet products for original equipment manufacturers (OEMs) through two business segments: (1) Engineered Products and (2) Aluminum Sheet Products. Quanex Building Products Corporation produces energy efficient engineered products that include flexible insulating glass spacers, extruded vinyl profiles, and thin film solar panel sealants, as well as window and door screens and precision-formed metal and wood products. Aluminum sheet products include high quality mill finished and coated aluminum sheet that is tailored toward customers' specifications. Quanex Building Products Corporation serves a primary customer base in North America and also serves customers in international markets through operating plants in the United Kingdom and Germany, as well as through sales and marketing efforts in other countries.
Unless the context indicates otherwise, references to "Quanex", the "Company", "we", "us" and "our" refer to the consolidated business operations of Quanex Building Products Corporation and its subsidiaries.
The accompanying interim condensed consolidated financial statements include the accounts of Quanex Building Products Corporation. All intercompany accounts and transactions have been eliminated in consolidation. These financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of October 31, 2012 was derived from audited financial information, but does not include all disclosures required by U.S. GAAP. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2012. In our opinion, the accompanying financial statements contain all adjustments (which consist of normal recurring adjustments, except as disclosed herein) necessary to fairly present our financial position, results of operations and cash flows for the interim periods. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year or for any future periods.
In preparing financial statements, we make informed judgments and estimates that affect the reported amounts of assets and liabilities as of the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting period. We review our estimates on an on-going basis, including those related to impairment of long lived assets and goodwill, contingencies and income taxes. Changes in facts and circumstances may result in revised estimates and actual results may differ from these estimates.
2. Acquisitions
On December 31, 2012, we acquired substantially all of the assets of Alumco, Inc. and its subsidiaries (Alumco), including its aluminum screen business, for $22.4 million in cash. The purchase agreement contains (1) a working capital clause that provides for an adjustment to the purchase price based on the working capital balance as of the acquisition date and (2) an earn-out clause that provides for the payment of an additional $0.5 million to Alumco contingent upon the achievement of certain financial targets. We received $0.4 million from the prior owner of Alumco pursuant to the working capital clause. We recorded contingent consideration of $0.3 million as the fair value of the earn-out included in the purchase price.
The purchase price has been allocated to the fair value of the assets acquired and liabilities assumed, as indicated in the table below. This allocation is preliminary and based on estimates and assumptions that are subject to change within the purchase price allocation period (generally one year from the acquisition date). During the period from the acquisition date to July 31, 2013, we recorded an adjustment to goodwill of $0.1 million to recognize a derivative liability and $0.2 million for obsolete inventory reserve write-off, that existed as of the opening balance sheet date.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of Date of Opening Balance Sheet
(In thousands)
Net assets acquired:
Accounts receivable	$3,638
Inventories	5,062
Prepaid and other current assets	140
Property, plant and equipment	4,702
Intangible assets	8,939
Accounts payable	(2,066)
Accrued liabilities	(993)
Current maturities of long-term debt	(14)
Long-term debt	(77)
Goodwill	2,765
Net assets acquired	$22,096
Consideration:
Cash, net of cash and cash equivalents acquired	$22,096

We used recognized valuation techniques to determine the fair value of the assets and liabilities, including the income approach for customer relationships, with a discount rate that reflects the risk of the expected future cash flows. The goodwill balance, which is deductible for tax purposes, was allocated entirely to the Engineered Products business segment. We expect that this acquisition will expand our product portfolio and geographic distribution capabilities particularly in the vinyl window segment in the screen market.

Pro forma results of operations were not presented because the Alumco acquisition was not deemed material to our results of operations.
3. Inventories
Inventories consist of the following:

	July 31, 2013	October 31, 2012
	(In thousands)
Raw materials	$37,350	$34,392
Finished goods and work in process	42,412	43,915
Supplies and other	2,462	2,567
Total	82,224	80,874
Less inventory reserves	14,385	14,970
Inventories, net	$67,839	$65,904
Fixed costs related to excess manufacturing capacity, if any, have been expensed in the period they were incurred and, therefore, are not capitalized into inventory. The values of inventories are based on the following accounting methods:

	July 31, 2013	October 31, 2012
	(In thousands)
LIFO	$20,962	$28,224
FIFO	46,877	37,680
Total	$67,839	$65,904

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

During interim periods, we estimate a LIFO reserve based on our expectations of year-end inventory levels and costs. If our calculations indicate that an adjustment at year-end will be required, we record a proportionate share of this amount during the period. At year-end, we calculate the actual LIFO reserve and record an adjustment for the difference between the annual calculation and any estimates recognized during the interim periods.  Because the interim projections are subject to many factors beyond our control, the results could differ significantly from the year-end LIFO calculation. We recorded no interim LIFO allocation for the nine-month periods ended July 31, 2013 and 2012.
For inventories valued under the LIFO method, replacement cost exceeded the LIFO value by approximately $10.7 million as of July 31, 2013 and October 31, 2012.
4. Goodwill and Intangible Assets
Goodwill
All of our goodwill is recorded in the Engineered Products business segment. The change in the carrying amount of goodwill was as follows (in thousands):

	Nine Months Ended	Year Ended
	July 31, 2013	October 31, 2012
Beginning balance as of November 1, 2012 and 2011, respectively	$68,331	$69,432
Alumco acquisition	2,765	—
Foreign currency translation adjustment	206	(1,101)
Balance as of the end of the period	$71,302	$68,331
Intangible Assets
Intangible assets consisted of the following (in thousands):

	July 31, 2013		October 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer relationships	$52,525	$14,552	$43,737	$11,675
Trademarks and trade names	44,534	16,704	44,519	14,520
Patents and other technology	25,029	10,794	24,773	9,382
Other	1,392	673	1,392	464
Total	$123,480	$42,723	$114,421	$36,041

Intangible assets as of July 31, 2013 include customer relationships of $8.7 million and technology of $0.2 million related to the Alumco acquisition. These assets have estimated useful lives of 10 and 3 years, respectively. (See Note 2 "Acquisitions").

The aggregate amortization expense for the three and nine months ended July 31, 2013 was $2.3 million and $6.6 million, respectively. The aggregate amortization expense for the three and nine months ended July 31, 2012 was $2.0 million and $6.2 million, respectively.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Estimated remaining amortization expense, assuming current intangible balances and no new acquisitions, for each of the fiscal years ending October 31, was as follows (in thousands):

Estimated Amortization Expense
2013 (remaining three months)	$2,272
2014	8,986
2015	8,852
2016	8,581
2017	8,475
Thereafter	43,591
Total	$80,757
5. Long-Term Debt and Capital Lease Obligations
Long-term debt consisted of the following:

	July 31, 2013	October 31, 2012
	(In thousands)
Revolving Credit Facility	$—	$—
City of Richmond, Kentucky Industrial Building Revenue Bonds	700	800
Scott County, Iowa Industrial Waste Recycling Revenue Bonds	200	400
Capital lease obligations and other	228	201
Total debt	1,128	1,401
Less current maturities	375	368
Long-term debt	$753	$1,033
On January 28, 2013, we entered into a Senior Unsecured Revolving Credit Facility (the Credit Facility) that has a five-year term and permits aggregate borrowings at any time of up to $150 million, with a letter of credit sub-facility, a swing line sub-facility and a multi-currency sub-facility. Borrowings denominated in U.S. dollars bear interest at a spread above the London Interbank Borrowing Rate (LIBOR) or a base rate derived from the prime rate. Foreign denominated borrowings bear interest at a spread above the LIBOR applicable to such currencies. Subject to customary conditions, we may request that the aggregate commitments under the Credit Facility be increased by up to $100 million, with total commitments not to exceed $250 million. The Credit Facility replaces our previous senior unsecured revolving credit facility (the Retired Facility) that was scheduled to expire on April 23, 2013.
The Credit Facility requires us to comply with certain financial covenants, the terms of which are defined therein. Specifically, we must not permit, on a quarterly basis, our ratio of consolidated EBITDA to consolidated interest expense as defined (Consolidated Interest Coverage Ratio), to exceed 3.00 to 1 or our ratio of consolidated funded debt to consolidated EBITDA, as defined (Consolidated Leverage Ratio), to exceed 3.25 to 1. The Consolidated Leverage Ratio is the ratio of consolidated EBITDA to consolidated interest expense, in each case for the previous four consecutive fiscal quarters. EBITDA is defined by the indenture to include proforma EBITDA of acquisitions and to exclude certain items like goodwill and intangible asset impairments and certain other non-cash charges and non-recurring items. Subject to our compliance with the covenant requirements, the amount available under the Credit Facility is a function of: (1) our trailing twelve month EBITDA; (2) the maximum Consolidated Leverage Ratio allowed under the Credit Facility; and (3) the aggregate amount of our outstanding debt and letters of credit. As of July 31, 2013, we were in compliance with the financial covenants set forth in the Credit Facility.
For the nine-month period ended July 31, 2013, we borrowed and repaid $23.5 million under the Credit Facility, and thus had no outstanding borrowings at July 31, 2013. The weighted average interest rate for the nine months ended July 31, 2013 was 1.33%. Our current borrowing rate under the Credit Facility was 3.25% and 1.2% for the swing line sub facility and the revolver, respectively, at July 31, 2013.
As of July 31, 2013, the amount available to us for use under the Credit Facility was limited to $82.5 million and we had outstanding letters of credit of $5.7 million.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Retirement Plans
Pension Plan
We have a non-contributory, single employer defined benefit pension plan that covers substantially all non-union employees.
The net periodic pension cost for this plan includes the following components:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2013	2012	2013	2012
	(In thousands)
Net periodic benefit cost:
Service cost	$955	$884	$2,865	$2,710
Interest cost	197	184	590	592
Expected return on plan assets	(350)	(250)	(1,050)	(831)
Amortization of net loss	92	45	277	118
Net periodic benefit cost	$894	$863	$2,682	$2,589
In February 2013, we contributed $3.3 million to fund our plan and currently expect to make a minimal contribution during the fourth quarter of fiscal 2013.
7. Warranty Obligations
We accrue warranty obligations concurrently as revenues are recognized. We make provisions for our warranty obligations based upon historical experience incurred for such obligations adjusted, as necessary, for current conditions and factors. Due to the significant uncertainties and judgments involved in estimating our warranty obligations, including changing product designs, variance in customer installation processes and future claims experience varying from historical claims experience, the ultimate amount incurred for warranty costs could change in the near and long-term from the current estimate.
A reconciliation of the activity related to our accrued warranty, including both the current and long-term portions (reported in accrued liabilities and other liabilities, respectively, on the accompanying condensed consolidated balance sheets) is presented below (in thousands):

	Nine Months Ended	Year Ended
	July 31, 2013	October 31, 2012
Beginning balance as of November 1, 2012 and 2011, respectively	$4,781	$5,262
Provision for warranty expense	548	652
Change in accrual for preexisting warranties	(337)	(838)
Warranty costs paid	(376)	(295)
Total accrued warranty as of the end of the period	4,616	4,781
Less current accrued warranty	1,887	2,045
Long-term accrued warranty	$2,729	$2,736
8. Income Taxes
To determine our income tax expense for interim periods, consistent with accounting standards, we apply the estimated annual effective income tax rate to year-to-date results except when this method does not result in a reliable estimate of year-to-date income tax expense. For the three and nine months ended July 31, 2013, we used the discrete or cut-off method, which allows for the use of a year-to-date effective income tax rate that is more applicable to the results. This approach is appropriate where a small change in estimated income could produce a large change in the estimated annual effective tax rate. Our estimated annual effective tax rates for the three and nine months ended July 31, 2013 and 2012, were 27.9% and a benefit of 12.2%, respectively, and 36.6% and 32.9%, respectively.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

We continue to record a valuation allowance for certain state net operating losses in fiscal 2013. In assessing the need for a valuation allowance, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets.
Prepaid and other current assets on the condensed consolidated balance sheets include an income tax receivable of $0.2 million and $1.3 million as of July 31, 2013 and October 31, 2012, respectively.
Our unrecognized tax benefit (UTB) is related to the 2008 spin-off of Quanex from its parent and certain state tax items regarding the interpretation of tax laws and regulations. The total UTB at October 31, 2012 was $15.8 million. Of this amount, $6.7 million was recorded as a liability for uncertain tax positions and $8.9 million was recorded as deferred income taxes (non-current assets) on the accompanying condensed consolidated balance sheet. During the nine months ended July 31, 2013, we reduced the liability for uncertain tax positions related to the spin-off by $2.7 million due to the lapse in the statute of limitations, which resulted in a non-cash increase in retained earnings of $2.1 million and a decrease in income tax expense of $0.6 million. At July 31, 2013, $5.4 million is recorded as a liability for uncertain tax positions and $7.9 million is recorded in deferred income taxes. The total UTB at July 31, 2013 of $13.3 million includes $12.4 million for which the disallowance of such items would not affect the annual effective tax rate.
Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or income tax returns. The final outcome of the future tax consequences of legal proceedings, if any, as well as the outcome of competent authority proceedings, changes in regulatory tax laws, or interpretation of those tax laws could impact our financial statements. We are subject to the effect of these matters occuring in various jurisdictions. We believe it is reasonably possible that a decrease of approximately $2.0 million in the UTB may be recognized within the next twelve months as a result of a lapse in the statute of limitations.
9. Contingencies
Environmental
We are subject to extensive laws and regulations concerning the discharge of materials into the environment and the remediation of chemical contamination. To satisfy such requirements, we must make capital and other expenditures on an on-going basis. We accrue for remediation obligations and adjust our accruals as information becomes available and circumstances develop. Those estimates may change substantially depending on various factors, including the nature and extent of contamination, appropriate remediation technologies, and regulatory approvals. When we accrue for environmental remediation liabilities, costs of future expenditures are not discounted to their present value, unless the amount and timing of the expenditures are fixed or reliably determinable. When environmental laws might be deemed to impose joint and several liability for the costs of responding to contamination, information indicates that it is probable we have incurred a loss, and such amount is estimable, we accrue our allocable share of liability taking into account the number of parties participating, the ability of such counter-parties to pay their shares of the costs, the volumes and nature of the wastes involved, the nature of anticipated response actions, and the nature of our alleged connection to the contamination. The cost of environmental matters has not had a material adverse effect on our operations or financial condition in the past, and we are not currently aware of any conditions that, we believe, are likely to have a material adverse effect on our operations, financial condition or cash flows.
The table below indicates the total environmental reserve and corresponding recovery balances as well as where these balances are reported in the accompanying condensed consolidated balance sheets as of July 31, 2013 and October 31, 2012:

	July 31, 2013	October 31, 2012
	(In thousands)
Accrued liabilities	$1,700	$1,700
Non-current environmental reserves	9,037	9,827
Total environmental reserves	$10,737	$11,527

Accounts receivable	$929	$821
Other assets (non-current)	9,663	10,374
Total receivable for recovery of remediation costs	$10,592	$11,195

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Currently, our on-going remediation activities are associated with one of our subsidiaries, Nichols Aluminum-Alabama, LLC (NAA). NAA operates a plant in Decatur, Alabama that is subject to an Alabama Hazardous Wastes Management and Minimization Act Post-Closure Permit. Among other things, the permit requires NAA to remediate, as directed by the state, historical environmental releases of wastes and waste constituents. Consistent with the permit, NAA has undertaken various studies of site conditions and, during the first quarter of 2006, started a phased program to treat in-place free product petroleum that had been released underneath the plant. During the second quarter 2010, NAA submitted to the state the first component of its proposed workplan for implementing a site-wide remedy. The full workplan was submitted to the state during the third quarter 2010, revised during the second quarter 2011 to reflect both additional sampling data and responses to state comments, and revised again in the fourth quarter 2011 in response to another round of state comments. Based on those plans, which remain subject to further comment, revision, and state approval, our remediation reserve at NAA’s Decatur plant is $10.7 million as of July 31, 2013. Approximately $0.3 million of the July 31, 2013 reserve represents administrative costs; the balance of $10.4 million represents estimated costs for investigation, studies, cleanup, and treatment. The reserve has not been discounted. NAA was acquired through a stock purchase in which the sellers agreed to indemnify us and NAA for identified environmental matters related to the business and based on conditions initially created or events initially occurring prior to the acquisition. Environmental conditions are presumed to relate to the period prior to the acquisition unless proved to relate to releases occurring entirely after closing. The limit on indemnification is $21.5 million excluding legal fees. While our current estimates indicate we will not reach this limit, changing circumstances could result in additional costs or expenses that are not foreseen at this time. In accordance with the indemnification, the indemnitors paid the first $1.5 million of response costs and have been paying 90% of on-going costs. Based on our experience to date, the estimated cleanup costs going forward, and costs incurred to date as of July 31, 2013, we expect to recover from the sellers’ shareholders an additional $10.6 million which has not been discounted.
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
10. Derivative Instruments and Fair Value Measurement of Assets and Liabilities
Derivative Instruments
Our derivative activities are subject to the management, direction, and control of the Chief Financial Officer and Chief Executive Officer and other officers and employees they select. Certain transactions in excess of specified levels require further approval from the Board of Directors.
The nature of our business activities requires the management of various financial and market risks, including those related to changes in foreign currency exchange rates and aluminum scrap prices. We use foreign currency forwards and options and aluminum forward and swap contracts to mitigate or eliminate certain of those risks. Specifically, the foreign currency contracts are used to offset fluctuations in the value of accounts receivable and payable balances that are denominated in currencies other than the U.S. dollar, including the Euro, British Pound and Canadian Dollar. We use aluminum contracts to minimize the price risk related to customer sales contracts. Historically, we have entered into firm price raw material purchase commitments (which are designated as "normal purchases" under ASC topic 815 "Derivatives and Hedging" (ASC 815)) as well as certain forward purchase and sale contracts and a swap contract with the commodity price based on published amounts from the London Metal Exchange (LME). Our risk management policy, as it relates to these LME contracts, is to enter into contracts as needed so that raw material purchase levels, including both fixed price purchase commitments as well as LME contracts, match our needs to meet the committed sales orders. Currently, we do not enter into derivative transactions for speculative or trading purposes.
We are exposed to credit loss in the event of nonperformance by the counterparties to our derivative transactions. We attempt to mitigate this risk by monitoring the creditworthiness of our counterparties and limiting our exposure to individual counterparties. In addition, we have established master netting agreements in certain cases to facilitate the settlement of gains and losses on specific

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

derivative contracts.
We have not designated any of our derivative contracts as hedges for accounting purposes. Therefore, changes in the fair value of these contracts and the realized gains and losses are recorded in the condensed consolidated statements of income as follows:

		Three Months Ended		Nine Months Ended
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss)	July 31,		July 31,
	Recognized in Earnings	2013	2012	2013	2012
		(In thousands)
Aluminum derivatives	Cost of sales	$(49)	$(734)	$(233)	$(637)
Foreign currency derivatives	Other, net	$(231)	$700	$(613)	$1,326
The fair value of outstanding derivative contracts were recorded as assets and liabilities on the accompanying condensed consolidated balance sheets as indicated in the table below:

	July 31, 2013	October 31, 2012
	(In thousands)
Asset Derivatives
Prepaid and other current assets:
Aluminum derivatives	$4	$10
Foreign currency derivatives	2	6
Other assets:
Aluminum derivatives	8	—

Liability Derivatives
Accrued liabilities:
Aluminum derivatives	259	170
Foreign currency derivatives	111	23
Other liabilities (non-current):
Aluminum derivatives	$—	$4
The following table summarizes the notional amounts and fair value of outstanding derivative contracts:

		Notional as indicated		Fair Value in $
		July 31, 2013	October 31, 2012	July 31, 2013	October 31, 2012
		(In thousands)
Aluminum derivatives:
Aluminum forward purchase contracts	LBS	3,638	2,370	$(28)	$(164)
Aluminum swap contracts	LBS	991	—	(219)	—

Foreign currency exchange derivatives:
Sell EUR, buy USD	EUR	7,687	7,663	(85)	(23)
Buy GBP, sell USD	GBP	2,781	1,934	(24)	5
Sell CAD, buy USD	CAD	637	608	(2)	1
Buy EUR, sell GBP	EUR	96	—	2	—
Sell EUR, buy GBP	EUR	—	545	$—	$—

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
We hold investments in money market funds, pension plan assets and derivative contracts that are measured at fair value on a recurring basis. The investments in money market funds and the pension plan assets are measured at fair value based on active market quotations and are therefore classified as Level 1. All of our derivative contracts are valued using quoted market prices from brokers or exchanges and are classified within Level 2 of the fair value hierarchy.
We have classified the investments in money market funds as cash and equivalents and the pension plan assets were classified as deferred pension and postretirement benefits in the accompanying condensed consolidated balance sheets.
The following table summarizes the assets and liabilities measured on a recurring basis based on the fair value hierarchy:

	July 31, 2013				October 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Investments in money market fund	$8,503	$—	$—	$8,503	$67,819	$—	$—	$67,819
Pension plan assets	23,171	—	—	23,171	18,562	—	—	18,562
Aluminum derivatives	—	12	—	12	—	10	—	10
Foreign currency exchange derivatives	—	2	—	2	—	6	—	6
Total assets	$31,674	$14	$—	$31,688	$86,381	$16	$—	$86,397

Liabilities
Aluminum derivatives	$—	$(259)	$—	$(259)	$—	$(174)	$—	$(174)
Foreign currency exchange derivatives	—	(111)	—	(111)	—	(23)	—	(23)
Contingent consideration	—	—	(250)	(250)	—	—	—	—
Total liabilities	$—	$(370)	$(250)	$(620)	$—	$(197)	$—	$(197)

Net assets (liabilities)	$31,674	$(356)	$(250)	$31,068	$86,381	$(181)	$—	$86,200
In connection with the Alumco asset purchase transaction (See Note 2 "Acquisitions"), we recognized a contingent liability of $0.3 million that is classified as Level 3 and measured at fair value on a recurring basis. The fair value is based on management's assessment of the probability that the acquired business will achieve the financial targets necessary to receive the earn out payment specified in the purchase agreement. We evaluate this liability each reporting period, and there has been no change in the value of the liability since it was recorded in December 2012.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of July 31, 2013 and October 31, 2012, we had approximately $4.7 million and $4.2 million respectively, of property, plant and equipment that is recorded at fair value on a non-recurring basis and classified as Level 3. The fair value is based on broker opinions.
11. Stock-Based Compensation
We have established and maintain an Omnibus Incentive Plan (2008 Plan) that provides for the granting of restricted stock awards, stock options, restricted stock units and other stock-based and cash-based awards.
Restricted Stock Awards
Restricted stock awards are granted to key employees and officers annually, and typically cliff vest over a three-year period with service and continued employment as the only vesting criteria. The recipient of the restricted stock awards is entitled to all of the rights of a shareholder, except that the awards are nontransferable during the vesting period. The fair value of the restricted stock award is established on the grant date and then expensed over the vesting period resulting in an increase in additional paid-in-capital. Shares are generally issued from treasury stock at the time of grant. A summary of non-vested restricted stock awards activity during the nine months ended July 31, 2013 is presented below:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Non-vested at October 31, 2012	212,700	$16.08
Granted	148,400	18.83
Forfeited	(110,400)	17.40
Vested	(67,300)	16.21
Non-vested at July 31, 2013	183,400	$17.46
The weighted average grant date fair value of restricted stock awards granted during the nine-month periods ended July 31, 2013 and 2012 was $18.83 and $15.08, respectively. The total fair value of restricted stock awards vested during the nine months ended July 31, 2013 and 2012 was $1.1 million and $0.9 million, respectively. As of July 31, 2013, total unrecognized compensation cost related to unamortized restricted stock awards totaled $2.1 million. We expect to recognize this expense over the remaining weighted average period of 2.5 years.
Stock Options
Stock options are awarded to key employees, officers and non-employee directors. Director stock options vest immediately while employee and officer stock options typically vest ratably over a three-year period with service and continued employment as the vesting conditions. The fair value of the stock options is determined on the grant date and expensed over the vesting period resulting in an increase in additional paid-in-capital.
We use the Black-Scholes pricing model to estimate the fair value of our stock options. The following table provides a summary of assumptions used to estimate the fair value of our stock options issued during the nine-month periods ended July 31, 2013 and 2012.

	Nine Months Ended July 31,
	2013	2012
Weighted-average expected volatility	54.9%	54.0%
Weighted-average expected term (in years)	5.2	5.0
Risk-free interest rate	1.0%	0.9%
Expected dividend yield over expected term	1.0%	1.0%
Weighted average grant date fair value	$8.71	$6.70

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes our stock option activity for the nine months ended July 31, 2013:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000s)
Outstanding at October 31, 2012	2,473,250	$14.57
Granted	611,600	19.75
Exercised	(63,814)	14.25
Forfeited/Expired	(51,486)	18.02
Outstanding at July 31, 2013	2,969,550	15.58	6.9	$6,342
Vested or expected to vest at July 31, 2013	2,886,361	15.49	6.9	6,308
Exercisable at July 31, 2013	1,908,849	$14.18	5.8	$5,741
The total intrinsic value of stock options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the stock option) exercised during the nine months ended July 31, 2013, and 2012 was $0.4 million and $0.8 million, respectively. The total fair value of stock options vested during the nine months ended July 31, 2013 and 2012, was $3.0 million and $2.3 million, respectively. As of July 31, 2013, total unrecognized compensation cost related to stock options was $4.1 million. We expect to recognize this expense over the remaining weighted average period of 2.3 years.
Restricted Stock Units
Restricted stock units are awarded to key employees, officers and non-employee directors. The director restricted stock units vest immediately and the employee and officer restricted stock units typically cliff vest after a three-year period with service and continued employment as the vesting conditions. Restricted stock units are not considered outstanding shares and do not have voting rights, although the holder does receive a cash payment equivalent to the dividend paid on a one-for-one basis on our outstanding common shares. Once the vesting criteria is met, each restricted stock unit is payable to the holder in cash based on the market value of one share of our common stock. Accordingly, we record a liability for the restricted stock units on our balance sheet and recognize any changes in the market value during each reporting period as compensation expense.
A summary of non-vested restricted stock units activity during the nine months ended July 31, 2013 is presented below:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at October 31, 2012	161,000	$15.47
Forfeited	(54,000)	15.08
Vested	(6,000)	18.35
Non-vested at July 31, 2013	101,000	$15.47
No restricted stock units were granted during the nine months ended July 31, 2013. During the nine months ended July 31, 2012, the weighted average grant date fair value of restricted stock units granted was $15.33 per unit. Cash used to settle restricted stock units during the nine months ended July 31, 2013, and 2012 was $0.1 million and $0.2 million, respectively.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Other Income (Expense)
Other income (expense) included under the caption "Other, net" on the accompanying condensed consolidated statements of income, consisted of the following for the three and nine months ended July 31, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2013	2012	2013	2012
	(In thousands)
Foreign currency transaction gains (losses)	$167	$(712)	$498	$(1,329)
Foreign currency exchange derivative gains (losses)	(231)	700	(613)	1,326
Interest income	14	42	48	190
Other	4	(9)	(61)	12
Other income (expense)	$(46)	$21	$(128)	$199
13. Segment Information
We have two reportable segments: (1) Engineered Products and (2) Aluminum Sheet Products. The Engineered Products segment produces systems, finished products and components serving the OEM residential window and door industry, while the Aluminum Sheet Products segment produces mill finished and coated aluminum sheet serving the broader building and construction markets. The primary market drivers of our segments are residential remodeling and replacement activity (R&R) and new home construction.
We measure our inventory at the segment level on a FIFO or weighted-average basis; however, at the consolidated level, a portion of the inventory is measured on a LIFO basis. The LIFO reserve is computed on a consolidated basis as a single pool. (See "Inventories", Note 3.) We record LIFO inventory adjustments, corporate office charges and inter-segment eliminations as Corporate & Other. We account for inter-segment sales and transfers as though the sales or transfers were to third parties, at current market prices. Inter-segment sales, related cost of sales, and intercompany profit are eliminated in consolidation. The most significant components of corporate assets include cash and equivalents, property, plant and equipment, and deferred tax assets, among others. We measure segment profit and our chief operating decision makers evaluate segment results based on the U.S. GAAP measure of operating income (loss). We do not allocate interest expense, interest income or income taxes to our operating segments.
Our segment information for the three and nine months ended July 31, 2013 and 2012 was as follows (in thousands):

	Engineered Products	Aluminum Sheet Products	Corporate & Other	Total
Three Months Ended July 31, 2013
Net sales	$156,765	$102,409	$—	$259,174
Inter-segment sales	58	2,789	(2,847)	—
Depreciation and amortization	8,067	1,820	2,306	12,193
Operating income (loss)	18,561	(490)	(10,955)	7,116
Capital expenditures	$3,343	$4,926	$1,265	$9,534

Three Months Ended July 31, 2012
Net sales	$134,060	$103,845	$—	$237,905
Inter-segment sales	—	3,179	(3,179)	—
Depreciation and amortization	6,911	1,697	523	9,131
Operating income (loss)	13,063	(3,162)	(8,449)	1,452
Capital expenditures	$3,143	$2,428	$4,828	$10,399

As of July 31, 2013
Goodwill	$71,302	$—	$—	$71,302
Total assets	$401,449	$142,930	$27,182	$571,561

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Engineered Products	Aluminum Sheet Products	Corporate & Other	Total
Nine Months Ended July 31, 2013
Net sales	$388,024	$289,321	$—	$677,345
Inter-segment sales	75	10,172	(10,247)	—
Depreciation and amortization	23,637	5,173	4,579	33,389
Operating income (loss)	27,303	(5,187)	(38,058)	(15,942)
Capital expenditures	$11,718	$13,324	$9,475	$34,517

Nine Months Ended July 31, 2012
Net sales	$342,223	$251,705	$—	$593,928
Inter-segment sales	—	9,312	(9,312)	—
Depreciation and amortization	20,961	6,154	1,266	28,381
Operating income (loss)	14,949	(16,213)	(24,667)	(25,931)
Capital expenditures	$14,507	$6,107	$11,096	$31,710

As of October 31, 2012
Goodwill	$68,331	$—	$—	$68,331
Total assets	$380,551	$139,733	$69,254	$589,538
For the change in the carrying amount of goodwill see Note 4 "Goodwill & Intangible Assets".
14. Earnings Per Share
We compute basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common and potential common share includes the weighted average of additional shares associated with the incremental effect of dilutive employee stock options and non-vested restricted stock as determined using the treasury stock method prescribed by the Financial Accounting Standards Board (FASB) guidance on earnings per share.
Basic and diluted earnings per share were calculated as follows (in thousands, except per share data):

	Three Months Ended July 31, 2013
	Income	Weighted Average Shares	Per Share
Basic earnings per common share	$4,969	36,856	$0.13
Effect of dilutive securities:
Stock options	—	464
Restricted stock	—	93
Diluted earnings per common share	$4,969	37,413	$0.13

	Three Months Ended July 31, 2012
	Income	Weighted Average Shares	Per Share
Basic earnings per common share	$1,531	36,637	$0.04
Effect of dilutive securities:
Stock options	—	416
Restricted stock	—	110
Diluted earnings per common share	$1,531	37,163	$0.04
The computation of diluted earnings per share excludes outstanding stock options and other common stock equivalents when their inclusion would be anti-dilutive. This is always the case when an entity incurs a net loss, as we did for the nine-month periods

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

ended July 31, 2013 and 2012. During these nine-month periods, 501,721 and 373,770 of common stock equivalents, respectively, and 102,714 and 104,867 shares of restricted stock, respectively, were excluded from the computation of diluted earnings per share.
For the three- and nine- month periods ended July 31, 2013 and 2012, we had 838,380 and 893,808 securities, respectively, and 794,873 and 953,174 securities, respectively, that were potentially dilutive in future earnings per share calculations. Such dilution will be dependent on the excess of the market price of our stock over the exercise price and other components of the treasury stock method.
15. New Accounting Pronouncements
In February 2013, the FASB issued Accounting Standards Update (ASU) No. 2013-2, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The provisions of ASU 2013-2 are effective for us as of November 1, 2013; however, we do not expect its provisions to have a material impact on our consolidated financial statements.
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
We adopted ASU No. 2011-05, Presentation of Comprehensive Income, as of November 1, 2012 and have elected to present separate condensed consolidated statements of comprehensive income for the three and nine months ended July 31, 2013 and 2012.
16. Subsequent Events
In August 2013, our Board of Directors approved a plan to cease all activities associated with our enterprise resource planning (ERP) implementation based on several elements, but the primary element was the opportunity to spend the resources on a number of organic growth opportunities that are available to us today which were not available when the implementation effort began in 2010. These opportunities will require capital but offer significantly higher returns on invested capital than a continued investment in the ERP system. Our near-term objective will be to transition all the locations currently on the ERP system to legacy systems. We expect to expense the costs associated with the current phase of the implementation totaling approximately $1.2 million during the fourth quarter of fiscal 2013. In addition, we may incur charges related to one-time termination benefits, contract termination costs or other costs which will be expensed as incurred. We believe that the ERP will be used for a period of three to six months until these functions have been migrated to legacy systems. As such, we expect to record a change in accounting estimate and accelerate depreciation of the first phase of this ERP implementation, with a net book value of $17.5 million at July 31, 2013, over a remaining term of less than or equal to six months.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Regarding Forward-Looking Statements
Certain of the statements contained in this document and in documents incorporated by reference herein, including those made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking” statements as defined under the Private Securities Litigation Reform Act of 1995. Generally, the words “expect,” “believe,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. Forward looking statements are (1) all statements which address future operating performance, (2)events or developments that we expect or anticipate will occur in the future, including statements relating to volume, sales, operating income and earnings per share, and (3) statements expressing general outlook about future operating results. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our current projections or expectations. As and when made, we believe that these forward-looking statements are reasonable. However, caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date when made and there can be no assurance that such forward-looking statements will occur. We are not obligated to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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
Additional factors that could cause actual results to differ materially are discussed under Part I, Item 1A, “Risk Factors” in the Quanex Building Products Corporation Annual Report on Form 10-K, for the year ended October 31, 2012.
References to “Quanex”, the “Company”, “we”, “us” and “our” refer to the consolidated business operations of Quanex Building Products Corporation and its subsidiaries.
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

The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes as of July 31, 2013, and for the three- and nine-month periods ended July 31, 2013 and 2012, included elsewhere within this Quarterly Report on Form 10-Q.
Our Business
We are a technological leader in the home building products markets and we operate in two segments: Engineered Products and Aluminum Sheet Products. The Engineered Products segment manufactures systems, finished products, and components serving the original equipment manufacturer (OEM) residential window and door industry, while the Aluminum Sheet Products segment produces mill finished and coated aluminum sheet serving the broader residential building products markets.  We serve a primary customer base in North America, and also serve customers in international markets through our operating plants in the United Kingdom and Germany, as well as through sales and marketing efforts in other countries.
We have four operating divisions which comprise the Engineered Products business segment, and one division which comprises the Aluminum Sheet Products business segment. Other costs, including corporate office expense, certain shared administrative functions, last-in first-out (LIFO) inventory valuation adjustments and inter-segment eliminations are categorized as Corporate & Other costs. The accounting policies of our business segments are the same as those used to prepare our accompanying condensed consolidated financial statements.
For each of our two business segments, we believe the primary drivers of our operating results are residential remodeling and replacement (R&R) activity and new home construction. We use data related to housing starts and window shipments, as published by or derived from third-party sources, to evaluate the market, as we believe these are indicators of activity levels in the home building industry. In general, housing starts have improved in recent years after a dramatic decline in 2009 resulting from a general United States recession and a mortgage crisis. The recovery in the housing market has been relatively slow and growth in new home construction in the United States has shifted to multi-family homes for which window to floor ratios are lower compared to mid- and higher priced homes. Multi-family homes typically employ lower cost, less energy efficient building materials than the vinyl window profiles and insulating glass spacers that we manufacture. Due to these circumstances, a greater portion of our business has shifted to the R&R market, which has experienced slower growth than the new construction market. Despite projections of increased window shipments in 2013 compared to 2012, the trailing 12-month window shipment results for the period ended July 31, 2013 derived from published reports by Ducker Worldwide, a consulting and research firm, indicates that volume has increased by only 1.3% for R&R window shipments on a year-over-year basis, compared to 27.5% for new construction, resulting in a combined window shipment growth rate of 10.1%.
Our Aluminum Sheet Products business segment is a commodity driven business that depends to a large extent on fluctuations in aluminum prices on the London Metals Exchange (LME), as well as fluctuations in the premium paid to ship product to and from our casting plant in Davenport, Iowa. The price of aluminum impacts our cost of raw material as well as the price we can demand for our products. Historically, aluminum prices have fluctuated due to various macro-economic factors which impact global supply and demand. LME prices have experienced a general decline and remain relatively low compared to prior years.
Our business is impacted by seasonality. We have historically experienced lower sales during the first half of our fiscal year as winter weather reduces homebuilding and home improvement activity. Our operating income tends to decline in quarters with lower sales because a high percentage of the manufacturing overhead and operating expenses we incur is fixed. We typically experience more favorable results in the third and fourth quarters of the fiscal year.
Market Overview and Outlook
The growth in United States new home construction that took place during 2012 has continued through July 2013. Although this growth is encouraging, the number of housing starts fluctuates between months. According to the United States Census Bureau data collected from the National Association of Home Builders (NAHB), the number of actual housing starts has increased approximately 28% based on published data available for our fiscal 2013 compared to the same period for our fiscal 2012. These actual results, though encouraging, remain below forecast estimates for calendar 2013. This activity is consistent with our belief that the housing recovery will be unsteady and pose challenges to the near-term growth prospects of the fenestration and aluminum markets that we serve. A less visible but important driver for Quanex is R&R. This category has not followed new construction, with third party data suggesting little growth in recent months and we believe that growth in the R&R business will continue to lag that of new construction for the foreseeable future.
According to a recent study published by Ducker Worldwide, multi-family homes have steadily increased as a percentage of total new housing starts and are expected to reach a peak level of 30% this year. Market data such as the Leading Indicator of Remodeling Activity (LIRA) and the NAHB's Remodeling Market Index (RMI) suggest that remodeling activity will see healthy increases during 2013. In their July 2013 forecast, Ducker Worldwide indicated that window shipments for the R&R markets will increase from 25.4 million in 2012 to 27.4 million in 2013. We continue to believe the pace of remodeling activity will lag new construction by 12 to 24 months. We also expect that remodeling activity will initially be concentrated on spending for lower cost items than window and door systems. Therefore, we believe that a sustained increase in the demand for our products will occur later in the recovery, unless there is an unexpected increase in the energy efficient tax credits currently available to homeowners or if there are stricter regulations imposed which require more energy-efficient windows.
The NAHB currently predicts that annual housing starts in the United States will rise to 1.2 million over the next two years. In this case, mid-priced and luxury homes will represent a greater share of the overall growth in the housing market which should generate higher demand for our fenestration products. Government programs such as Energy Star have improved consumer awareness of the technological advances in window and door manufacturing. Still, we expect consumers to be cost conscious during the United States economic recovery, so they will be less likely to invest in higher end windows. So, we are focusing our efforts to increase profits over the foreseeable future by controlling our production costs, improving our operating efficiencies, making investments in organic growth initiatives and seeking strategic acquisition opportunities.
We could experience pricing pressure due to the entry of new competitors into the market. As conditions in the housing market improve, new window manufacturers may replace those that were forced out of business in the aftermath of the financial crisis. These new market entrants could sacrifice price in an effort to gain market share, thereby influencing the overall market. Due to pockets of excess capacity in the markets we serve, specifically the vinyl window profile market, we have observed evidence of a price cutting trend and expect it will continue until demand shows steady signs of growth. We believe the key to maintaining our status as a market leader will be to take a disciplined approach to the way we seek new business opportunities and focus on providing superior value, service and support to our customers.
Outside of the United States, we continue to be optimistic about our growth prospects in Europe, particularly in the United Kingdom, Germany and Scandinavian countries, where the push for higher energy efficiency standards has been the greatest. Based on our internal analysis, we estimate the size of the insulating glass spacer markets in continental Europe and the United Kingdom to be approximately 1.4 billion feet, nearly double the size of the North American market. Moreover, older technology cold-edge metallic spacers are still a dominant force in these regions and garner almost 60% of the total market share, compared to a significantly lower percentage in the United States. We believe the investments we are currently making will allow us to become the provider of choice as demand for more energy efficient warm edge spacers grows and eventually displaces cold edge metallic spacers.
Recovery in the United States housing market should promote demand for aluminum and support favorable LME prices, but other factors, such as growth rates and supply overhang in China, the stabilization of the European economies and fiscal challenges in the United States could continue to depress commodity prices. The volatility that has characterized commodity markets during the five years following the onset of the financial crisis may likely continue, and the profitability of our Aluminum Products business will fluctuate accordingly. Although the price of the scrap material we purchase is dependent to a certain extent on LME prices, the sales price of our finished goods is generally more impacted by short-term changes in LME pricing. Therefore, in periods of declining LME prices, we tend to suffer from both lower revenues and proportionately higher raw material costs. Despite initial forecasts of rising aluminum prices during 2013, we believe that the average price for the full year will be stagnant relative to 2012 based on our experience through July 31, 2013.
Recent Transactions and Events
On December 31, 2012, we acquired substantially all of the assets of Alumco Inc. and its subsidiaries (Alumco) for $22.1 million, which included a working capital adjustment received of $0.4 million, and subject to an earn-out provision for which we have accrued $0.3 million as part of the purchase price allocation. This transaction allowed us to expand the scope of our fenestration business to include screens for vinyl window and door manufacturers, and to expand our geographic reach throughout the United States. We believe this acquisition will allow us to build upon our national and regional OEM customer base and enhance our distribution capabilities. We recorded goodwill of $2.8 million in conjunction with this transaction which was included entirely within the Engineered Products business segment. We are currently managing this business as a separate division within the Engineered Products segment.
Our former Chairman, President and Chief Executive Officer, Mr. David Petratis, resigned his position effective July 8, 2013. Mr. Petratis participated in a number of our stock-based and deferred compensation plans. As a result of the forfeiture of certain awards in conjunction with the resignation, we recorded a benefit of approximately $1.2 million during the three and nine months ended July 31, 2013. In addition, we expect to pay approximately $4.7 million of previously accrued liabilities to Mr. Petratis within one year, which represents his vested balances under certain deferred compensation plans.
Consolidated Results of Operations
This table sets forth our consolidated results of operations for the three- and nine-month periods ended July 31, 2013 and 2012. A general explanation of changes in net sales and operating income follow, with a more detailed explanation included in the analysis of the business segments.

	Three Months Ended				Nine Months Ended
	July 31,				July 31,
	2013	2012	Change	%	2013	2012	Change	%
	(Dollars in millions)
Net sales	$259.2	$237.9	$21.3	9%	$677.3	$593.9	$83.4	14%
Cost of sales	215.2	200.7	14.5	7%	576.8	510.5	66.3	13%
Selling, general and administrative	24.7	26.6	(1.9)	(7)%	83.0	80.9	2.1	3%
Depreciation and amortization	12.2	9.1	3.1	34%	33.4	28.4	5.0	18%
Operating income (loss)	7.1	1.5	5.6	373%	(15.9)	(25.9)	10.0	(39)%
Interest expense	(0.2)	(0.1)	(0.1)	100%	(0.5)	(0.4)	(0.1)	25%
Other, net	—	—	—	N/A	(0.2)	0.2	(0.4)	(200)%
Income tax (expense) benefit	(1.9)	0.1	(2.0)	(2,000)%	6.1	8.6	(2.5)	(29)%
Net income (loss)	$5.0	$1.5	$3.5	233%	$(10.5)	$(17.5)	$7.0	(40)%
The improvement in our consolidated net sales for the three and nine months ended July 31, 2013 compared to the same periods in 2012 was driven primarily by an increase in shipments of 3% and 18%, respectively, for our Aluminum Products segment.  Within our Engineered Products segment, net sales were higher due to the contribution from the Alumco purchase in December 2012, which provided net sales of $16.2 million and $32.3 million for the three months ended July 31, 2013 and the period from the acquisition date through July 31, 2013, respectively. The Engineered Products segment has also experienced organic growth related to our vinyl window profile business and increased sales for our insulating glass business in the United States and Europe, and a slight increase in sales for our engineered component business during these periods.
Our operating results improved by $5.6 million and $10.0 million, respectively, for the three and nine months ended July 31, 2013 compared to the same periods in 2012 due to the growth in sales for each business segment, coupled with cost efficiencies realized in the current year, partially offset by higher material and labor costs and higher corporate expenses.  Within the Aluminum Sheet Products business segment, our operating losses decreased by $2.7 million and $11.0 million, respectively, during the three- and nine-month periods as production returned to more normalized levels. Material, conversion and administrative costs stabilized following the resolution of the labor strike that adversely affected our prior year results. However, our aluminum business continues to be challenged by volatile LME prices and higher raw material (scrap) prices.  Operating income within the Engineered Products business segment increased by $5.5 million and $12.4 million, respectively, during the three- and nine-month periods. Last year's operating income was negatively affected by facility consolidation expenses that did not recur in the current year. In addition, the consolidation produced labor savings in 2013. Corporate expenses increased during the three- and nine-month periods due primarily to our enterprise resource planning (ERP) system implementation and other corporate initiatives, such as information technology.
Interest expense has increased slightly for the three- and nine-month periods ended July 31, 2013 compared to the same period in 2012 due to borrowings under our Senior Unsecured Credit Facility. No borrowings were outstanding at July 31, 2013.
Other, net typically includes interest income earned on our cash and cash equivalents and net foreign currency transaction gains and losses. During the three months ended July 31, 2013, other income was relatively unchanged compared to the prior year. For the nine month period, other income decreased by $0.4 million compared to the prior year due to a combination of lower interest income and higher foreign currency transaction losses.
Our estimated annual effective tax rates for the three and nine months ended July 31, 2013 were 27.9% and 36.6%, respectively, compared to a benefit of 12.2% and expense of 32.9% for the same periods in 2012. The changes in the effective tax rates are more pronounced due to the relatively small amount of income for the three-month periods and net losses for the nine-month periods. In addition, the 2012 results were impacted by certain nondeductible employee related items.

Three and Nine Months Ended July 31, 2013 Compared to Three and Nine Months Ended July 31, 2012
Engineered Products

	Three Months Ended				Nine Months Ended
	July 31,				July 31,
	2013	2012	Change	%	2013	2012	Change	%
	(Dollars in millions)
Net sales	$156.8	$134.1	$22.7	17%	$388.1	$342.2	$45.9	13%
Cost of sales	115.9	98.0	17.9	18%	294.8	256.4	38.4	15%
Selling, general and administrative	14.2	16.1	(1.9)	(12)%	42.4	49.9	(7.5)	(15)%
Depreciation and amortization	8.1	6.9	1.2	17%	23.6	21.0	2.6	12%
Operating income	$18.6	$13.1	$5.5	42%	$27.3	$14.9	$12.4	83%

The increase in net sales for the three- and nine-month periods ended July 31, 2013 compared to the same periods in 2012 was primarily attributable to the following: (1) the acquisition of Alumco on December 31, 2012, which contributed net sales of $16.2 million and $32.3 million for the respective periods in 2013; (2) an increase in demand for our insulating glass warm-edge spacers in Europe, particularly in Central Europe, Eastern Europe and Scandinavia, and to a lesser extent, in the United States; (3) higher sales of vinyl window and door profiles, which improved slightly for the three months ended July 31, 2013 compared to the same period in 2012, but had a more robust improvement when comparing the nine-month periods then ended, as favorable increases in the volume of units shipped were partially offset by the effect of pricing pressure and a decrease in pass-through surcharges for resin; and (4) slightly higher sales for our engineered components products for the three-month period ended July 31, 2013, with relatively flat results when comparing the nine-month periods ended July 31, 2013 and 2012. In connection with our European operations, we expanded our German plant to a third production line which became operational in 2013. We expect demand for our warm-edge spacers to remain high in Europe, but to be more challenged in North America, as sales of our higher-end spacer products continue to be negatively affected by the housing downturn in Canada and the current trend toward lower-cost, less energy-efficient new construction in the United States.
Our cost of sales for the three- and nine-months ended July 31, 2013 and 2012 increased 18% and 15%, respectively, due to the increase in net sales, a portion of which relates to the Alumco acquisition. In addition, we have experienced pricing pressure, as well as higher material and labor costs. The profitability of our vinyl products continues to be challenged as we have provided volume discounts for our fastest growing customers and experienced an increase in the cost of resin, which is the primary raw material used to manufacture our vinyl profiles. As sales to certain customers increase, we are obligated to provide greater price concessions in the form of volume discounts, which ultimately reduce our profit margins. We were able to pass some of the higher resin costs on to our customers through price adjustments, but we did absorb a greater proportion of this expense during recent months, as reflected in the decline in overall profit margin when comparing the three months ended July 31, 2013 to the nine-month period then ended. As our business grows and throughput increases, we must retain quality workers by providing higher wages, more overtime pay and supplemental indirect labor. To offset these cost increases, we are focused on improved operational and production efficiencies to lower overall manufacturing overhead costs. In addition, we shifted the production model for our insulating glass business from make-to-stock to make-to-order. Although this model allows us to better manage our inventory, we have experienced higher scrap rates over the past year. The increase in material costs has adversely affected the segment's current year gross margins.
Our selling, general and administrative costs decreased $1.9 million, or 12%, and $7.5 million, or 15%, when comparing the three- and nine-month periods ended July 31, 2013 and 2012, respectively. We completed a plan to consolidate our insulating glass spacer facilities in North America in August 2012. During the three and nine months ended July 31, 2012, we incurred $2.3 million and $8.0 million, respectively, of consolidation related expenses that did not recur during the current period. In addition, we expect to recognize annual pre-tax savings as a result of this consolidation.
Depreciation and amortization for the three and nine months ended July 31, 2013 includes approximately $0.8 million and $1.9 million of expense, respectively, related to the intangible and fixed assets we acquired with the Alumco purchase transaction. For the full year, we expect to record a total of $2.9 million of depreciation and amortization in connection with the Alumco transaction that was not included in our prior year results. In addition, we have invested approximately $11.7 million for capital improvements during the nine months ended July 31, 2013, which has resulted in additional depreciation expense compared to the prior year periods. Excluding the incremental expense related to the Alumco transaction, we expect depreciation and amortization expense for the Engineered Products business segment to be approximately $0.6 million higher than last year.

Aluminum Sheet Products

	Three Months Ended				Nine Months Ended
	July 31,				July 31,
	2013	2012	Change	%	2013	2012	Change	%
	(Dollars in millions)
Net sales	$105.2	$107.0	$(1.8)	(2)%	$299.5	$261.0	$38.5	15%
Cost of sales	101.9	105.9	(4.0)	(4)%	291.9	263.3	28.6	11%
Selling, general and administrative	2.0	2.6	(0.6)	(23)%	7.6	7.7	(0.1)	(1)%
Depreciation and amortization	1.8	1.7	0.1	6%	5.2	6.2	(1.0)	(16)%
Operating income (loss)	$(0.5)	$(3.2)	$2.7	(84)%	$(5.2)	$(16.2)	$11.0	(68)%
Shipped pounds (in millions)	77	75	2	3%	213	180	33	18%

Net sales for our Aluminum Sheet Products business segment decreased $1.8 million, or 2% for the three months ended July 31, 2013 compared to the same period in 2012. Although the volume of pounds shipped increased 3% during this period, the price we charge for our products was negatively impacted by lower aluminum prices, evidenced by lower-than-expected LME pricing, and further impacted by the Midwest transaction premium which attaches to our products. Furthermore, we have experienced a continued shift in our business from value-added painted sheet to mill finished products, which command a lower sales price and less favorable profit margins. For the nine months ended July 31, 2013 compared to the same period in 2012, net sales increased $38.5 million, or 15%, driven largely by an increase in volume shipped of 18%, and a decrease in sales returns and allowances. The net increase driven by volume was partially offset by lower sales prices, which reflects unfavorable LME pricing year-over-year and volatility of the Midwest transaction premium, as well as a shift to mill finish product. We resolved a labor strike during the second quarter of 2012 which we estimate reduced our shipments by approximately 12 million pounds in the prior year.
Cost of goods sold decreased 4% for the three months ended July 31, 2013 compared to the same period in 2012, and increased 11% for the nine-month periods then ended. The changes in cost of goods sold were consistent with the percent changes in net sales for these periods, except margins were more favorable in 2013. As a result of the strike that occurred during 2012, we incurred higher third-party processing (labor) and material costs as we purchased semi-finished coil from outside parties to fulfill customer orders, as we did not have the labor necessary to run our casting facility at full capacity. In 2013, we did not incur these outside service costs. However, our operations were unfavorably impacted by the volatility of aluminum commodity prices. We continue to focus on operating efficiencies to improve our margins. We emphasize quality service to our customers and preventive maintenance to yield positive results for our Aluminum Sheet Products business segment. Customer delivery levels have improved this year relative to 2012. Repair and maintenance spending was accelerated earlier in the year, so overall repair and maintenance spending has decreased for the three months ended July 31, 2013 compared to the prior three-month period, but increased $0.6 million for the nine months ended July 31, 2013 compared to the same period in 2012. We expect to see a leveling of these repair and maintenance costs over the remainder of the year. We have also been impacted by intermittent power outages at our casting and finishing plants during 2013, which have slowed operations and contributed to additional rework of our sheet metal products.
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
Selling, general and administrative expense decreased $0.6 million, or 23%, for the three months ended July 31, 2013 compared to the same period in 2012. This decrease was related to a decline in outside service costs and lower incentive accruals based on operating results. For the nine months ended July 31, 2013, selling, general and administrative expense has remained flat compared to the same period in 2012, as year-over-year cost savings related to outside service costs, some of which was strike related in 2012, and lower professional services were offset by higher health insurance costs and other employee expenses.
Depreciation and amortization expense was relatively consistent for the three-month periods ended July 31, 2013 and 2012, but decreased 16% when comparing the nine-month periods then ended. This decrease was associated with the acceleration of the remaining useful lives of several assets that were taken out of service during 2012. For the nine months ended July 31, 2013, we have invested $13.3 million in equipment for the Aluminum Sheet Products business segment. The increase in depreciation expense associated with these new assets was partially offset by assets that became fully depreciated during the year and were retired.

Corporate & Other

	Three Months Ended				Nine Months Ended
	July 31,				July 31,
	2013	2012	Change	%	2013	2012	Change	%
	(Dollars in millions)
Net sales	$(2.8)	$(3.2)	$0.4	(13)%	$(10.3)	$(9.3)	$(1.0)	11%
Cost of sales	(2.6)	(3.2)	0.6	(19)%	(9.9)	(9.2)	(0.7)	8%
Selling, general and administrative	8.5	7.9	0.6	8%	33.0	23.3	9.7	42%
Depreciation and amortization	2.3	0.5	1.8	360%	4.6	1.3	3.3	254%
Operating loss	$(11.0)	$(8.4)	$(2.6)	31%	$(38.0)	$(24.7)	$(13.3)	54%
Net sales for Corporate & Other consist of inter-segment sales from the Aluminum Sheet Products business segment to the Engineered Products business segment, and cost of sales includes an offsetting elimination, as well as any other eliminations. There was no adjustment recorded related to the consolidated LIFO reserve for the three- or nine-month periods ended July 31, 2013 and 2012.
In 2010, we adopted an implementation plan with regards to a new enterprise resource planning (ERP) software. We began the implementation pursuant to this plan, and we incurred costs, of which a portion was expensed and a portion was capitalized as a fixed asset. In connection with this implementation, the amounts expensed as selling, general and administrative expense during the three months ended July 31, 2013 and 2012 was $1.7 million and $1.4 million, respectively, and the amounts expensed for the nine-month periods ended July 31, 2013 and 2012 was $7.0 million and $3.2 million, respectively. The initial phase of the ERP implementation was effective March 2013, and we capitalized an asset totaling approximately $20.3 million. We continued to incur costs associated with this initial phase during the succeeding months after the asset was capitalized, all of which was expensed as incurred in accordance with U.S. GAAP. In addition, we began incurring costs pursuant to the next phase of the ERP implementation, a portion of which was expensed and a portion capitalized. Furthermore, since the implementation of the initial phase of the ERP, we have also incurred additional information technology costs related to additional personnel and consultants to support the new ERP. These costs were the primary contributors to the increase in selling, general and administrative expense at Corporate for the three- and nine-month periods ended July 31, 2013 and 2012. In addition, we recorded higher costs related to our self-insured worker's compensation program, under which we incurred incremental costs at Corporate of $0.7 million in 2013 compared to 2012; higher costs associated with stock-based compensation expense on a year-over-year basis, partially offset by the benefit associated with other forfeited awards under our compensation plans for which the value is based on our common stock price; higher employee training costs; and transaction costs of $1.0 million incurred in early 2013 associated with the Alumco acquisition.
In August 2013, our Board of Directors approved a plan to cease all activities associated with our ERP implementation based on several elements, but the primary element was the opportunity to spend the resources on a number of organic growth opportunities that are available to us today which were not available when the implementation effort began in 2010. These opportunities will require capital but offer significantly higher returns on invested capital than a continued investment in the ERP system. Our near-term objective will be to transition all the locations currently on the ERP system to legacy systems. We expect to expense the costs associated with the current phase of the implementation totaling approximately $1.2 million during the fourth quarter of fiscal 2013. In addition, we may incur charges related to one-time termination benefits, contract termination costs or other costs which will be expensed as incurred. We believe that the ERP will be used for a period of three to six months until these functions have been migrated to legacy systems. As such, we expect to record a change in accounting estimate and accelerate depreciation of the first phase of this ERP implementation, with a net book value of $17.5 million at July 31, 2013, over a remaining term of less than or equal to six months.
The increase in depreciation and amortization expense of $1.8 million and $3.3 million for the three and nine months ended July 31, 2013 compared to the same periods in 2012, respectively, was primarily related to the first phase of the ERP implementation as described above which totaled $20.3 million and was being depreciated over a three-year term. In addition, we capitalized in April 2013 an office build-out associated with the new corporate offices in Houston, Texas. We expect depreciation and amortization expense to increase significantly during the succeeding months as we accelerate depreciation over the next six months to fully depreciate the initial phase of the ERP asset.

Liquidity and Capital Resources
Our principal sources of funds are cash on hand, cash flow from operations, and borrowings under our $150 million Senior Unsecured Revolving Credit Facility (the Credit Facility).  As of July 31, 2013 we had $16.1 million of cash and equivalents, $82.5 million of availability under the Credit Facility and outstanding debt of $1.1 million, of which no amounts were outstanding under our Credit Facility.
Cash and cash equivalents decreased by $55.2 million during the nine months ended July 31, 2013 due primarily to the Alumco asset acquisition, capital investments in our manufacturing facilities, ERP implementation project, dividends paid and on-going operational activities.
Our strategy for deploying cash is to invest in organic growth opportunities, develop our infrastructure and make strategic acquisitions. Other uses of cash include paying cash dividends to our shareholders and opportunistically repurchasing our common stock. Any excess cash and equivalents are invested in large, overnight money market funds. The funds are diversified by security type across Treasuries, Government Agencies and Prime Corporate. These funds are all AAA-rated, approved by the National Association of Insurance Commissioners and compliant with Rule 2A-7 of the Investment Company Act of 1940. Our current investments are diversified across multiple institutions we believe to be financially sound. We intend to remain in highly rated money market funds, financial institutions and treasuries following a prudent investment philosophy. From time to time, to prepare for potential disruption in the money markets, we may temporarily move funds into operating bank accounts of highly-rated financial institutions to meet on-going operational liquidity requirements. We did not experience any material losses on our cash and marketable securities investments during the three or nine month periods ended July 31, 2013.
On January 28, 2013, we replaced our previous credit facility that was scheduled to expire in April 2013 by entering into a new Credit Facility that has a five-year term and permits aggregate borrowings at any time of up to $150 million, with a letter of credit sub-facility, a swing line sub-facility and a multi-currency sub-facility. Borrowings denominated in U.S dollars bear interest at a spread above the London Interbank Borrowing Rate (LIBOR) or a base rate derived from the prime rate. Foreign denominated borrowings bear interest at a spread above the LIBOR applicable to such currencies. Subject to customary conditions, we may request that the aggregate commitments under the Credit Facility be increased by up to $100 million, with total commitments not to exceed $250 million.
The Credit Facility requires us to comply with certain financial covenants. Specifically, we must not permit, on a quarterly basis, our ratio of consolidated EBITDA, as defined in the Credit Facility, to consolidated interest expense (Consolidated Interest Coverage Ratio) to exceed 3.00 to 1 or our ratio of consolidated funded debt to consolidated EBITDA (Consolidated Leverage Ratio) to exceed 3.25 to 1. As defined by the indenture, the Consolidated Leverage Ratio is the ratio of consolidated EBITDA, as defined in the Credit Facility, to consolidated interest expense, in each case for the previous four consecutive fiscal quarters. EBITDA is defined by the indenture to include proforma EBITDA of acquisitions and to exclude certain items like goodwill and intangible asset impairments and certain other non-cash charges and non-recurring items. Subject to our compliance with the covenant requirements, the amount available under the Credit Facility is a function of: (1) our trailing twelve months EBITDA, as defined; (2) the maximum Consolidated Leverage Ratio allowed under the Credit Facility; and (3) the aggregate amount of our outstanding debt and letters of credit. As of July 31, 2013, the amount available under the Credit Facility was limited to $82.5 million. We had no outstanding borrowings under the Credit Facility but had issued letters of credit totaling $5.7 million.
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
As of July 31, 2013, we were in compliance with the financial covenants set forth in the Credit Facility, as indicated in the table below:

	Required		Actual
Consolidated Interest Coverage Ratio	No less than	3.00:1	45.90:1
Consolidated Leverage Ratio	No greater than	3.25:1	0.25:1
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

For the nine-month period ended July 31, 2013, we borrowed and repaid $23.5 million under the Credit Facility, and thus had no outstanding borrowings at July 31, 2013. The weighted average interest rate for the nine months ended July 31, 2013 was 1.33%. Our current borrowing rate under the Credit Facility was 3.25% and 1.2% for the swing line sub facility and the revolver, respectively, at July 31, 2013. As of July 31, 2013, the amount available to us for use under the Credit Facility was limited to $82.5 million and we had outstanding letters of credit of $5.7 million.
The following table summarizes our cash flow results for the nine months ended July 31, 2013 and 2012:

	Nine Months Ended July 31,
	2013	2012
	(In millions)
Cash flows from operating activities	$6.6	$6.0
Cash flows from investing activities	(56.3)	(31.2)
Cash flows from financing activities	$(4.9)	$(3.1)
Highlights from our cash flow results for the nine months ended July 31, 2013 and 2012 were as follows:
Operating Activities
Cash provided by operating activities for the nine months ended July 31, 2013 increased $0.6 million compared to the same period last year. Working capital was $89.8 million, $123.1 million and $119.6 million as of July 31, 2013, October 31, 2012 and July 31, 2012, respectively.
The increase in our sales revenue and the timing of receivable collections contributed to higher gross cash inflows this year. However, gross cash outflows were also increased compared to the prior year due to the timing of the payments made to fund raw material purchases and other commitments. In addition, our current year operating cash flow was affected by higher bonus payments (related to fiscal year 2012), customer rebates and non-capitalized ERP expenditures. Also, we paid approximately $1.0 million in transaction costs related to the Alumco acquisition and other projects during the past nine months. As we reach the peak of the construction season, we expect our operating cash flow to improve throughout the remainder of fiscal 2013.
Investing Activities
During the nine months ended July 31, 2013, cash used for investing activities increased by $25.1 million compared to the prior year. These funds were used to purchase Alumco for $22.1 million and to invest in net incremental capital expenditures of $2.8 million, including the installation of a new paint oven at one of our aluminum finishing facilities. Capital spending for the ERP project for the nine months ended July 31, 2013 was $5.9 million compared to $11.7 million for the same period in 2012. At July 31, 2013, we had firm purchase commitments of approximately $3.4 million for the purchase or construction of capital assets. We plan to fund these capital expenditures through cash from our operations.
Financing Activities
We used $4.9 million of cash from financing activities this year to pay dividends of $4.4 million, repay net borrowings of $0.4 million and to pay debt issuance costs of $1.2 million, partially offset by proceeds from the issuance of common stock associated with exercises of employee stock options totaling $0.9 million. For the nine months ended July 31, 2012, we paid dividends of $4.4 million, purchased our common stock as treasury stock totaling $1.3 million and repaid debt of $0.3 million, partially offset by issuance of common stock associated with exercises of employee stock options of $2.5 million.
Critical Accounting Polices and Estimates
The preparation of our consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities. We base our estimates on appropriate accounting principles to be applied and continuously evaluate these estimates, including those related to revenue recognition, allowances for doubtful accounts, inventory, long-lived assets, environmental contingencies, insurance, pension and other post-employment benefits, litigation and contingent liabilities, warranty obligations, stock based compensation and income taxes, on historical experience and on various other assumptions we believe are reasonable under the circumstances. Our actual results may differ materially from these estimates under different assumptions or conditions. We must use our judgment related to uncertainties in order to make these estimates and assumptions and provide a basis for making judgments about the carrying value of assets and liabilities that are not readily available through open market quotes.

For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended October 31, 2012. Our critical accounting policies and estimates have not changed materially during the nine months ended July 31, 2013.
New Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that we adopt as of the specified effective date. Unless otherwise discussed, we believe the impact of any other recently issued standards that are not yet effective are either not applicable to us at this time or will not have a material impact on our consolidated financial statements upon adoption. See "New Accounting Pronouncements", Note 15 to the unaudited condensed consolidated financial statements for further information.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The “forward looking statements” contained in the following discussion of our exposure to various market risks involve risks and uncertainties. These projected results have been prepared utilizing certain assumptions considered reasonable in light of information currently available to us. Nevertheless, because of the inherent unpredictability of interest rates, foreign currency rates and metal commodity prices as well as other factors, the actual results could differ materially from those projected in such forward looking information. We do not use derivative financial instruments for speculative or trading purposes.
Commodity Price Risk
We use various grades of aluminum scrap and minimal amounts of prime aluminum ingot as raw materials for our manufacturing processes. The price of this raw material is subject to fluctuations due to many factors in the aluminum market. In the normal course of business, in an effort to reduce the risk of fluctuating raw material prices, we enter into firm price raw material purchase commitments (which are designated as “normal purchases” under ASC 815) as well as option contracts on the LME. Our risk management policy, as it relates to these LME forward purchase contracts and LME forward sales contracts, is to enter into contracts as needed, so that the raw material inventory levels are sufficient to meet committed sales orders. We maintain a balanced metals book position which excludes a normal operational inventory level. This operating inventory level as a matter of practice is not hedged against material price (LME) movements. We believe this practice minimizes the likelihood of net transaction gains or losses on this inventory over the commodity price cycle.
We also enter into LME swap contracts to exchange variable pricing for fixed pricing for anticipated sales to our customers. The notional volume and contract period coincide with the anticipated sales.
Through the use of firm price raw material purchase commitments and LME contracts, we attempt to protect ourselves from the effects of changing prices of aluminum on our cost of sales. To the extent that the raw material costs factored into the firm price sales commitments are matched with firm price raw material purchase commitments, changes in aluminum prices should have no effect. While we consider the LME derivative contracts to provide an economic hedge against changes in aluminum prices, the derivatives have not been designated as hedges in accordance with ASC 815 for accounting purposes. As such, any mark-to-market net gain or loss was recorded in cost of sales, with the offsetting asset or liability reflected on the balance sheet. During the nine months ended July 31, 2013 and 2012, we primarily relied upon firm price raw material purchase commitments to protect cost of sales tied to firm price sales commitments.
The following table indicates the notional volume as well as the fair value of the open LME forward and swap contracts as of July 31, 2013 and October 31, 2012. (See "Derivative Instruments and Fair Value Measurement of Assets and Liabilities", Note 10 to the unaudited condensed consolidated financial statements for additional information.)

		Notional in LBS		Fair Value in $
		July 31, 2013	October 31, 2012	July 31, 2013	October 31, 2012
		(In thousands)
Aluminum derivatives:
Aluminum forward purchase contracts	LBS	3,638	2,370	$(28)	$(164)
Aluminum swap contracts	LBS	991	—	$(219)	$—

We purchase polyvinyl resin (PVC) as the significant raw material consumed in the manufacture of vinyl extrusions. We have a monthly resin adjuster in place with the majority of our customers and resin supplier that is adjusted based upon published industry resin prices for the prior month. This adjuster effectively shares the base pass-through price changes of PVC with our customers commensurate with the market at large. Our long-term exposure to changes in PVC prices is thus reduced due to the contractual component of the resin adjuster program; however, there is a level of exposure to short-term volatility due to a one month lag.

We initiated an oil-based materials surcharge on one of our major product lines, effective May 1, 2011. The surcharge is intended to offset the rising cost of products which are highly correlated to the price of oil, including butyl and other oil-based raw materials. The surcharge is in place with the majority of our customers who purchase these products and is adjusted monthly based upon the 90 day average published price for Brent crude. The oil-based raw materials purchased by us are subject to similar pricing schemes. Therefore, our long-term exposure to changes in oil-based raw material prices is significantly reduced under this surcharge program.
Foreign Currency Rate Risk
Our international operations have exposure to foreign currency rate risks, primarily due to fluctuations in the Euro, the British Pound and the Canadian dollar. From time to time, we enter into foreign exchange contracts associated with our operations to manage a portion of the foreign currency rate risk.
The notional and fair market values of these positions at July 31, 2013 and October 31, 2012, were as follows:

		Notional as indicated		Fair Value in $
		July 31, 2013	October 31, 2012	July 31, 2013	October 31, 2012
		(In thousands)
Foreign currency exchange derivatives:
Sell EUR, buy USD	EUR	7,687	7,663	$(85)	$(23)
Buy GBP, sell USD	GBP	2,781	1,934	(24)	5
Sell CAD, buy USD	CAD	637	608	(2)	1
Buy EUR, sell GBP	EUR	96	—	2	—
Sell EUR, buy GBP	EUR	—	545	$—	$—
At July 31, 2013 and October 31, 2012, we held foreign currency derivative contracts hedging cross-border intercompany and commercial activity for our insulating glass business. Although these derivatives hedge our exposure to fluctuations in foreign currency rates, we do not apply hedge accounting and therefore, the change in the fair value of these foreign currency derivatives is recorded directly to other income and expense in the accompanying condensed consolidated statements of income. To the extent the gain or loss on the derivative instrument offsets the gain or loss from the remeasurement of the underlying foreign currency balance, changes in exchange rates should have no effect. (See "Derivative Instruments and Fair Value Measurement of Assets and Liabilities", Note 10 to the unaudited condensed consolidated financial statements for further information).
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (1934 Act) as of July 31, 2013. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2013, the disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no changes in internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On May 27, 2010, the Board of Directors approved a stock repurchase program that authorized the repurchase of 1,000,000 shares of our common stock; and on August 25, 2011, the Board of Directors authorized an additional 1,000,000 shares under the program. The program does not have a dollar limit or an expiration date. There were no repurchases of shares during the three months ended July 31, 2013. As of July 31, 2013, there were 905,663 shares remaining for potential purchase in the program.

Item 6. Exhibits
The exhibits required to be furnished pursuant to Item 6 are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANEX BUILDING PRODUCTS CORPORATION

Date:	September 4, 2013	/s/ Brent L. Korb
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

10.1
Agreement between Quanex Building Products Corporation and Dewayne Williams, effective July 1, 2013, filed as Exhibit 10.1 of the Registrant's Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on June 20, 2013, and incorporated herein by reference.

10.2
Change in Control Agreement between Quanex Building Products Corporation and Dewayne Williams, effective July 1, 2013, filed as Exhibit 10.2 of the Registrant's Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on June 20, 2013, and incorporated herein by reference.

10.3
Indemnity Agreement between Quanex Building Products Corporation and Dewayne Williams, effective July 1, 2013, the form of which is filed as Exhibit 10.2 of the Registrant's Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on August 29, 2008, and incorporated herein by reference.

10.4
Agreement between Quanex Building Products Corporation and Martin Ketelaar, effective June 14, 2013, filed as Exhibit 10.4 of the Registrant's Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on June 20, 2013, and incorporated herein by reference.

10.5
Change in Control Agreement between Quanex Building Products Corporation and Martin Ketelaar, effective June 14, 2013, filed as Exhibit 10.5 of the Registrant's Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on June 20, 2013, and incorporated herein by reference.

10.6
Indemnity Agreement between Quanex Building Products Corporation and Martin Ketelaar, effective June 14, 2013, the form of which is filed as Exhibit 10.2 of the Registrant's Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on August 29, 2008, and incorporated herein by reference.

10.7
Agreement between Quanex Building Products Corporation and William C. Griffiths, effective July 9, 2013, filed as Exhibit 10.1 of the Registrant's Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on July 9, 2013, and incorporated herein by reference.

10.8
Change in Control Agreement between Quanex Building Products Corporation and William C. Griffiths, effective July 9, 2013, filed as Exhibit 10.2 of the Registrant's Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on July 9, 2013, and incorporated herein by reference.

10.9
Indemnity Agreement between Quanex Building Products Corporation and William C. Griffiths, effective July 9, 2013, the form of which is filed as Exhibit 10.2 of the Registrant's Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on August 29, 2008, and incorporated herein by reference.

*31.1	Certification by chief executive officer pursuant to Rule 13a-14(a)/15d-14(a).

*31.2	Certification by chief financial officer pursuant to Rule 13a-14(a)/15d-14(a).

*32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT INDEX

Exhibit Number                Description of Exhibits

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