Form 10-K
period 2013-10-31
Quanex Building Products CORP
filed 2013-12-18
CIK 1423221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended October 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of April 30, 2013, computed by reference to the closing price for the Common Stock on the New York Stock Exchange, Inc. on that date, was $596,540,852. Such calculation assumes only the registrant’s officers and directors at such date were affiliates of the registrant.
At December 13, 2013, there were outstanding 37,238,090 shares of the registrant’s Common Stock, $0.01 par value.
 _______________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed with the Commission within 120 days of October 31, 2013 are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

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

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to the following:

•	changes in market conditions, particularly in the new home construction, and residential remodeling and replacement (R&R) activity markets;

•
fluctuations in aluminum prices on the London Metals Exchange, which impacts our cost of raw materials such as aluminum scrap and prime aluminum ingot, as well as the price we can demand for our coated aluminum sheet products;

•	changes in prevailing prices of resin and other raw material costs;

•	changes in domestic and international economic conditions;

•	changes in purchases by our principal customers;

•	fluctuations in foreign currency exchange rates;

•	changes in estimates of costs for known environmental remediation projects and situations;

•	our ability to maintain an effective system of internal controls;

•	our ability to successfully implement our internal operating plans and acquisition strategies;

•	our ability to successfully implement our plans with respect to information technology (IT) systems and processes;

•	our ability to control costs and increase profitability;

•	changes in environmental laws and regulations;

•	changes in warranty obligations;

•	changes in energy costs;

•	changes in tax laws, and interpretations thereof;

•	changes in interest rates;

•	our ability to maintain a good relationship with our suppliers, subcontractors, and key customers; and

•	the resolution of litigation and other legal proceedings.
Additional factors that could cause actual results to differ materially are discussed under Item 1A, “Risk Factors” included elsewhere in this Annual Report on Form 10-K.
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

PART I
Item 1. Business.
Our Company
Quanex was incorporated in Delaware on December 12, 2007 as Quanex Building Products Corporation. We are a technological leader in the home building products markets and operate two business segments: Engineered Products and Aluminum Sheet Products. The Engineered Products segment manufactures systems, finished products, and components serving the original equipment manufacturer (OEM) residential window and door industry, while the Aluminum Sheet Products segment produces mill finished and coated aluminum sheet serving the broader residential building products markets and transportation sector.  We use low-cost production processes and engineering and metallurgical expertise to provide our customers with specialized products for their specific window and door applications. We believe these capabilities provide us with unique competitive advantages. We serve a primary customer base in North America, and also serve customers in international markets through our operating plants in the United Kingdom and Germany, as well as through sales and marketing efforts in other countries.
Our History
Our predecessor company, Quanex Corporation, was organized in Michigan in 1927 as Michigan Seamless Tube Company, and was later reincorporated in Delaware in 1968. In 1977, Michigan Seamless Tube Company changed its name to Quanex Corporation. On December 12, 2007, Quanex Building Products Corporation was incorporated as a wholly-owned subsidiary in the state of Delaware, in order to facilitate the separation of Quanex Corporation's vehicular products and building products businesses. This separation became effective on April 23, 2008, through a spin-off of the building products business to Quanex Corporation's then-existing shareholders. Immediately following the spin-off, our former parent company, consisting principally of the vehicular products business and all non-building products related corporate accounts, merged with a wholly-owned subsidiary of Gerdau S.A.
Since the spin-off in 2008, we have expanded our business by making investments in organic growth initiatives and taking a disciplined approach to new business and strategic acquisition opportunities, while seeking to provide superior value to our customers.
Notable developments and transactions which occurred since the spin-off include the following:

•
in 2010, we evaluated our market and decided to close our start-up facility in China, as we determined that we could serve the international thin-film solar panel markets through our operations in the United States. Therefore, the assets and liabilities, results of operations and cash flows associated with this start-up facility in China were reported as discontinued operations in 2010, and for all applicable periods presented in this Annual Report on Form 10-K;

•	in February 2010, we bought the production assets of a engineered-wood flooring business located in Shawano, Wisconsin;

•	in January 2011, we closed a finished window screen facility in The Dalles, Oregon;

•	in March 2011, we acquired Jeld-Wen's vinyl extrusion assets in Yakima, Washington;

•
in March 2011, we acquired Edgetech, I.G. Inc. and its German subsidiary, which provided us with three manufacturing facilities, one each in the United States, United Kingdom and Germany, that produce and market a full line of flexible insulating glass spacer systems for window and door customers in North America and abroad. This acquisition complemented our insulating glass business in the United States and, as a result, we committed to a plan to consolidate these facilities in November 2011. This consolidation plan, in part, resulted in the closure of a plant in Barbourville, Kentucky, and the relocation of equipment that was used to manufacture the single seal, warm-edge spacer system to our facility in Cambridge, Ohio. We intend to sell the facility in Barbourville. This consolidation was substantially completed by August 2012, with minor residual cash payments and program costs incurred during fiscal 2013; and

•
in December 2012, we acquired substantially all of the assets of Alumco Inc. and its subsidiaries (Alumco), an aluminum screen manufacturer, which we believe allows us to expand the scope of our fenestration business to include screens for vinyl window and door manufacturers and to expand our geographic reach throughout the United States.

Currently, we operate 25 manufacturing facilities located in 13 states in the United States, one facility in the United Kingdom, and another in Germany.  These facilities feature efficient plant design and flexible manufacturing processes, enabling us to produce a wide variety of custom engineered products and components primarily focused on the residential building products markets. We are able to maintain minimal levels of finished goods inventories at most locations because we typically manufacture products upon order to customer specifications. We believe the primary drivers of our operating results are residential remodeling and replacement activity and new home construction.

Our Industry
Our business is largely dependent upon the spending and growth activity levels of our customers which include national and regional residential window and door manufacturers. We use data related to housing starts and window shipments, as published by or derived from third-party sources, to evaluate the market, as we believe these are indicators of activity levels in the home building industry.
The following table presents calendar-year annual and quarterly housing starts information, as published by the United States Census Bureau based on data collected from the National Association of Home Builders (NAHB), (units in thousands):

	Single-family Units		Multi-family Units		Manufactured Units
Period	Units	% Change	Units	% Change	Units	% Change	Total Units
Annual Data
2008	615	N/A	284	N/A	82	N/A	981
2009	444	(28)%	111	(61)%	49	(40)%	604
2010	471	6%	116	5%	50	2%	637
2011	432	(8)%	177	53%	51	2%	660
2012	535	24%	246	39%	55	8%	836
Annual Data - Forecast
2013	687	28%	314	28%	63	15%	1,064
2014	857	25%	342	9%	67	6%	1,266
2015	985	15%	393	15%	77	15%	1,455
Quarterly Data - Forecast
2013: 1st quarter	136	N/A	72	N/A	No Data Available		208
2nd quarter	174	28%	71	(1)%	No Data Available		245
3rd quarter(1)	306	76%	135	90%	No Data Available		441

(1)	Derived from IHS Global Insight's forecast report based on United States Census Data.
The following table presents calendar-year annual and quarterly window shipments information, derived from reports published by Ducker Worldwide LLC, a consulting and research firm, (units in thousands):

	New Construction						Remodeling & Replacement
Period	Wood	Aluminum	Vinyl	Fiberglass	Other	Total	Wood	Aluminum	Vinyl	Fiberglass	Other	Total
Annual Data
2008	4,256	3,317	9,687	649	209	18,118	7,669	1,236	20,077	713	550	30,245
2009	2,480	1,940	6,343	458	140	11,361	6,139	963	19,146	738	523	27,509
2010	2,778	1,746	6,729	526	167	11,946	6,139	1,012	21,079	840	573	29,643
2011	2,601	1,820	6,623	514	182	11,740	5,071	717	19,086	730	516	26,120
2012	2,736	2,516	8,625	592	237	14,706	4,566	696	18,902	657	594	25,415
Quarterly Data
2013: 1st quarter	702	663	2,305	164	66	3,900	1,071	151	4,513	163	151	6,049
2nd quarter	792	748	2,600	185	75	4,400	1,210	171	5,099	185	171	6,836
Quarterly Data - Forecast
3rd quarter	869	821	2,854	203	82	4,829	1,295	183	5,456	197	183	7,314
4th quarter	801	757	2,630	187	76	4,451	1,139	161	4,802	174	161	6,437
We have noted the following trends which we believe affect our industry:

•
the number of housing starts and window shipments in the United States has increased in recent years following a dramatic decline from 2007 through 2011. The NAHB expects this trend to continue for the next several years, which should result in growth in higher demand for our fenestration products;

•
the recent growth in the housing market has been predominately in new construction which has outpaced the growth in the residential remodeling and replacement sector; the recent recovery in new home construction in the United States has been led by multi-family homes for which window to floor ratios are lower compared to mid- and higher priced homes; the current growth in single-family homes has seen the share of the large track builders increase and the smaller custom builders decrease; and multi-family and track homes typically employ lower cost, less energy efficient windows;

•
programs in the United States such as Energy Star have improved customer awareness of the technological advances in window and door energy-efficiency, but the government has been reluctant to enforce stricter energy standards;

•	higher energy efficiency standards in Europe should favorably impact our insulating glass spacer business in the short- to mid-term; and

•	commodity prices, including aluminum, have been volatile since the financial crisis began and will likely continue, as macro-economic factors as well as financial trading influence the market.
Strategy
Our vision is to be the preferred supplier to our customers in each market we serve. Our strategy to achieve this vision includes the following:

•
focus on organic growth with our current customer base and expand our market share with national and regional customers by providing: (1) a quality product; (2) a high level of customer service; (3) product choices at different price points; and (4) new products or enhancements to existing product offerings. These enhancements may include higher thermal efficiency, enhanced functionality, improved weatherability, better appearance and best-in-class quality for our fenestration products;

•
realize favorable profitability in our aluminum sheet business through: (1) ongoing preventive maintenance programs; (2) strategic investments which further our best-in-class processes, such as our process to delacquer and convert low grades of scrap aluminum into quality product with minimal byproduct waste; (3) better utilization of our capacity by focusing on operational efficiencies; and (4) marketing our value added products;

•	offer logistic solutions that provide our customers with just-in-time service which can reduce their processing costs; and

•
pursue targeted business acquisitions which may include vertically integrated vinyl extrusion businesses or screen manufacturers, that allow us to expand our existing fenestration footprint, enhance our existing product offerings, acquire complementary technology, enhance our leadership position within the markets we serve, and expand into new markets or service lines.

Business Segments
We have four operating divisions which comprise the Engineered Products business segment, and one division which comprises the Aluminum Sheet Products business segment. Other costs, including corporate office expense, certain shared administrative functions, last-in first-out (LIFO) inventory valuation adjustments and inter-segment eliminations are categorized as Corporate & Other costs. The accounting policies of our business segments are the same as those used to prepare our accompanying consolidated financial statements.
Engineered Products (58% of net sales for the year ended October 31, 2013)
Our Engineered Products business segment produces window and door components for original equipment manufacturers that primarily serve the residential new construction, and residential remodeling and replacement markets. We manufacture vinyl window and door profiles, insulating glass (IG) spacer systems, window and patio door screens, aluminum cladding and other roll formed metal window components, door components such as thresholds and astragals, patio screen doors and custom window grilles, trim and architectural moldings in a variety of woods, thin film solar panel sealants, and engineered wood flooring. Within the Engineered Products segment we operate four polyvinyl chloride (PVC) extrusion facilities, four fabricated metal components operations, two facilities producing wood fenestration (door and window) components, one facility producing engineered wood flooring, three flexible IG spacer facilities and nine facilities producing window and door screens. Our extrusion facilities use automated production processes to manufacture vinyl and composite profiles which constitute the framing material used in the assembly of vinyl windows and patio doors.  The IG systems business uses compound-extrusion and laminating technology to produce highly engineered window spacer products that are produced from butyl, EPDM, composite and silicone-based raw materials. These window spacer products separate two or three panes of glass in an IG unit to improve its thermal performance.
We believe the strengths of our Engineered Products business segment include design expertise, new technology development capability, customer service, just-in-time delivery systems, high quality manufacturing ability to generate unique patented products and industry and governmental advocacy.
Aluminum Sheet Products (42% of net sales for the year ended October 31, 2013)
Our Aluminum Sheet Products business segment is comprised of an aluminum mini-mill operation and three stand-alone aluminum sheet finishing operations. Aluminum sheet finishing capabilities include reducing reroll coil (hot-rolled aluminum sheet) to specific gauge, annealing, slitting and custom coating. Customer end-use applications of the finished sheet include residential window screens, patio doors, exterior home trim, siding, fascias, roof edgings, soffits, downspouts and gutters. A secondary market includes transportation (truck trailer, RV and mobile home).
Our aluminum mini-mill can produce approximately 360 million annualized finished pounds using an in-line casting process. The mini-mill converts aluminum scrap to reroll through melting, continuous casting, and in-line hot rolling processes.  It also has scrap shredding and blending capabilities, as well as specialized equipment such as two rotary barrel melting furnaces, a delacquering furnace and a dross recovery system that allows the mini-mill to utilize a broader range of scrap while improving raw material yields.  Scrap is blended using computerized processes to most economically achieve the desired aluminum alloy composition.  We believe our production processes result in cost advantages and savings from reduced raw material costs, optimized scrap utilization, reduced unit energy cost and lower labor costs. We also believe that our ability to produce wider aluminum sheet offers a competitive advantage, and we offer our customers both mill-finish and painted aluminum sheet.
Raw Materials and Supplies
Our engineered products manufacturing divisions purchase a diverse range of raw materials, which include polyvinyl chloride (PVC), epoxy resin, butyl, titanium dioxide (TiO2) desiccant powder, silicone and EPDM rubber compounds, coated and uncoated aluminum sheet and wood (both hardwood and softwood).  These raw materials are generally available from several suppliers at market prices. Aluminum sheet is generally purchased from our Aluminum Sheet Products business segment at prices consistent with an arms-length transaction. We may enter into sole sourcing arrangements with our suppliers from time to time if we believe we can realize beneficial savings, but only after we have determined that the vendor can reliably supply our raw material requirements.
The primary raw material used for our Aluminum Sheet Products business is aluminum scrap that is purchased on the open market, where availability and delivery can be adversely affected by, among other things, extreme weather conditions. We use firm fixed price forward purchase arrangements on a limited basis to hedge our position on firm fixed price forward sales to mitigate our exposure to fluctuations in the price of aluminum scrap required to manufacture our products.  To a lesser extent, aluminum ingot futures contracts are bought and sold on the London Metal Exchange to hedge aluminum scrap requirements.
Although we utilize certain material sole sourcing arrangements, these agreements have termination clauses, and we believe there are other qualified suppliers from which we could purchase raw materials and supplies.
Competition
Our products are sold under highly competitive conditions. We compete with a number of companies, some of which have greater financial resources than us. We believe the primary competitive factors in the markets we serve include price, product quality, delivery and the ability to manufacture to customer specifications. The volume of aluminum sheet products and engineered building products that we manufacture represents a small percentage of annual domestic consumption.
Our Engineered Products business competes against a range of small and midsize metal, vinyl and wood products suppliers, wood molding companies, and the in-house operations of customers who have vertically integrated fenestration operations. We also compete against IG spacer manufacturing firms. IG systems are used in numerous end markets including residential housing, commercial construction, appliances and transportation vehicles, but we primarily serve the residential housing market. Competition is largely based on regional presence, custom engineering, product development, quality, service and price. Primary competitors of our Engineered Products business include Royal Group, Veka, Deceuninck, Vision Extrusions, GED Integrated Solutions, Technoform, Swiss Spacer, Thermix, Rite Screen, Allmetal and Endura.
Our Aluminum Sheet Products business competes with small to large aluminum sheet manufacturers such as Alcoa, Aleris, Jupiter, JW Aluminum and foreign imports, some of which have substantially greater resources than us. We compete in common alloy coil-coated and mill finished products, primarily on the basis of the breadth of product lines, the quality, and responsiveness of service and price.
Sales, Marketing, and Distribution
We sell our products to customers in various countries. Therefore, we have sales representatives whose territories essentially cover the United States, Canada, Europe, and to a lesser extent, the Middle East, Latin and South America, Australia and Asia. Our sales force is tasked with selling and marketing our Engineered Products segment's complete range of components, products and systems to national and regional OEMs through a direct sales force, supplemented with the limited use of distributors and independent sales agents. Sales and marketing efforts for our Aluminum Sheet Products segment are focused on OEM and distribution customers through both direct and indirect sales representatives.

Seasonal Nature of Business
Our business is impacted by seasonality. We have historically experienced lower sales for our Engineered Products and Aluminum Sheet Products businesses during the first half of our fiscal year as winter weather reduces homebuilding and home improvement activity. Our operating income tends to decline during this period of lower sales because a high percentage of our operating expenses are fixed overhead. We typically experience more favorable results in the third and fourth quarters of the fiscal year. Expenses for labor and other costs are generally semi-variable throughout the year.
Working Capital
We fund operations through a combination of available cash and cash equivalents, short-term investments, and cash flow generated from our operations. In addition, our revolving credit facility is available for working capital needs. We extend credit to our domestic customers in the ordinary course of business generally for a term of 30 to 60 days, while the terms for our international customers vary from cash advances to 90 days. Inventory of raw materials are carried in quantities deemed necessary to ensure a smooth production process, some of which are governed by consignment agreements with suppliers. We strive to maintain minimal finished goods inventories, while ensuring an adequate supply on hand to service customer needs.
Service Marks, Trademarks, Trade Names, and Patents
Our federally registered trademarks or service marks include QUANEX, QUANEX and design, "Q" design, TRUSEAL TECHNOLOGIES, DURASEAL, DURALITE, SOLARGAIN EDGE TAPE, ENVIROSEALED WINDOWS, EDGETHERM, COLONIAL CRAFT, EDGETECH, ECOBLEND, SUPER SPACER, TSS, TRUE WARM, E & Design, QUIET EDGE, HEALTH SMART WINDOWS, ENERGY WISE WINDOWS, DESI-ROPE, 360 and design, INTELLICLIP, SUSTAINAVIEW, MIKRON, MIKRONWOOD, MIKRONBLEND, MIKRON BLEND and design, ENERGYCORE, FUSION INSULATED SYSTEM, AIRCELL, SUPERCOAT, SUPERCAP, STYLELOCK, STYLELOCK and design, K2 MIKRON and design, HOMESHIELD, HOMESHIELD and design, and STORM SEAL. The trade name Nichols Aluminum is used in connection with the sale of our aluminum mill sheet products. We consider the following marks, design marks and associated trade names to be valuable in the conduct of our business: HOMESHIELD, COLONIAL CRAFT, TRUSEAL TECHNOLOGIES, EDGETECH, MIKRON and QUANEX. Generally, our business does not depend on patent protection, but patents obtained with regard to our vinyl extrusion products and processes, fabricated metal component operations and window sealant business remain a valuable competitive advantage over other building products manufacturers. Our vinyl extrusion business unit obtains patent protection for various dies and other tooling created in connection with the production of customer-specific designs and extrusions. Our fabricated metal components business obtains patent protection for its thresholds. Our window sealant business unit relies on patents to protect the design of several of its window spacer products. Although we hold numerous patents, the proprietary process technology that has been developed is also considered a source of competitive advantage.
Research and Development
In general, we expense research and development costs as incurred. We devote time, effort and expense to: (1) custom- engineer products for specific customer applications; (2) develop superior, proprietary process technology; and (3) partner with customers to develop new products. In addition, we may acquire businesses with patented technology in order to expand our product offerings.
Environmental and Employee Safety Matters
We are subject to extensive laws and regulations concerning worker safety, the discharge of materials into the environment and the remediation of chemical contamination. To satisfy such requirements, we must make capital and other expenditures on an on-going basis. We accrue for remediation obligations and adjust our accruals as information becomes available and circumstances develop. Those estimates may change substantially depending on various factors, including the nature and extent of contamination, appropriate remediation technologies and regulatory approvals. When we accrue for environmental remediation liabilities, costs of future expenditures are not discounted to their present value, unless the amount and timing of the expenditures are fixed or reliably determinable. When environmental laws might be deemed to impose joint and several liability for the costs of responding to contamination, information indicates that it is probable we have incurred a loss, and such amount is estimable, we accrue our allocable share of liability taking into account the number of parties participating, the ability of such counter-parties to pay their share of the costs, the volume and nature of the wastes involved, the nature of anticipated response actions, and the nature of our alleged connection to the contamination. The cost of worker safety and environmental matters has not had a material adverse effect on our operations or financial condition in the past, and we are not currently aware of any existing conditions that we believe are likely to have a material adverse effect on our operations, financial condition, or cash flows.

Safety and Environmental Policies
For many years, we have maintained compliance policies that are designed to help protect our workforce, to identify and reduce the potential for job-related accidents, and to minimize liabilities and other financial impacts related to worker safety and environmental issues. These policies include extensive employee training and education, as well as internal policies embodied in our Code of Conduct. We have a Director of Environmental, Health and Safety and maintain a company-wide Safety Council, comprised of leaders from across the organization, which meets regularly to discuss safety issues and drive safety improvements. We plan to continue to focus on safety in particular as a core strategy to improve our operational efficiency and financial performance.
Remediation
Under applicable state and federal laws, we may be responsible for, among other things, all or part of the costs required to remove or remediate wastes or hazardous substances at locations we, or our predecessors, have owned or operated. We are currently engaged in material environmental remediation activities at only one of our plant sites.
From time to time, we also have been alleged to be liable for all or part of the costs incurred to clean up third-party sites where there might have been an alleged improper disposal of hazardous substances. At present, we are not involved in any such matters.
The following table summarizes our environmental reserves, as well as the corresponding expected recovery from a third-party, as of October 31, 2013 and 2012:

	October 31, 2013	October 31, 2012
	(In thousands)
Accrued liabilities	$1,550	$1,700
Non-current environmental reserves	9,255	9,827
Total environmental reserves	$10,805	$11,527

Accounts receivable	$903	$821
Other current assets	1,395	—
Other assets (non-current)	8,330	10,374
Total receivable for recovery of remediation costs	$10,628	$11,195
Currently, our on-going remediation activities are associated with one of our subsidiaries, Nichols Aluminum-Alabama, LLC (NAA). NAA operates a plant in Decatur, Alabama that is subject to an Alabama Hazardous Wastes Management and Minimization Act Post-Closure Permit. Among other things, the permit requires NAA to remediate, as directed by the state, historical environmental releases of wastes and waste constituents. Consistent with the permit, NAA has undertaken various studies of site conditions and, during the first quarter of 2006, started a phased program to treat in-place free product petroleum that had been released underneath the plant. During the second quarter 2010, NAA submitted to the state the first component of its proposed workplan for implementing a site-wide remedy. The full workplan was submitted to the state during the third quarter 2010, revised during the second quarter 2011 to reflect both additional sampling data and responses to state comments, and revised again in the fourth quarter 2011 in response to another round of state comments. In September 2013, the state approved NAA’s cleanup plan and incorporated it into a revised Post-Closure Permit. Based on the cleanup activities set forth in that Permit, and current information about site conditions, our remediation reserve at NAA’s Decatur plant is $10.8 million as of October 31, 2013. Approximately $0.7 million of the reserve, at October 31, 2013, represents administrative costs and the balance of $10.1 million represents estimated costs for investigation, studies, cleanup, and treatment. The reserve has not been discounted. NAA was acquired through a stock purchase in which the sellers agreed to indemnify us and NAA for identified environmental matters related to the business and based on conditions initially created or events initially occurring prior to the acquisition. Environmental conditions are presumed to relate to the period prior to the acquisition unless proved to relate to releases occurring entirely after closing. The limit on indemnification is $21.5 million excluding legal fees. While our current estimates indicate we will not reach this limit, changing circumstances could result in additional costs or expenses that are not foreseen at this time. In accordance with the indemnification, the indemnitors paid the first $1.5 million of response costs and have been paying 90% of on-going costs. Based on our experience to date, the estimated cleanup costs going forward, and costs incurred to date as of October 31, 2013, we expect to recover from the sellers’ shareholders an additional $10.6 million which has not been discounted.
Our final remediation costs and the timing of those expenditures will depend upon such factors as the nature and extent of contamination, the cleanup technologies employed, and the effectiveness of the cleanup measures that are employed. While actual remediation costs, therefore, may be more or less than amounts accrued, we believe that we have established adequate reserves for all probable and reasonably estimable remediation liabilities. It is not possible at this point to reasonably estimate the amount of any obligation for remediation in excess of current accruals because of uncertainties as to the extent of environmental impact and cleanup technologies. Currently, we expect to pay the accrued remediation reserve through fiscal year 2035, although some of the same factors discussed earlier could accelerate or extend the timing.
Environmental Compliance Costs
We have incurred expenses to comply with existing environmental regulations which total approximately $1.8 million, $1.8 million and $1.5 million for the years ended October 31, 2013, 2012 and 2011, respectively. We have not incurred capital expenditures related to environmental matters during these years and we do not expect to incur such costs for fiscal 2014. However, future expenditures relating to environmental matters may result from the identification of new environmental issues, changes in regulations or environmental laws, or governmental actions with regards to existing sites. We will continue to have expenditures beyond fiscal 2013 in connection with environmental matters, including control of air emissions, control of water discharges and plant decommissioning costs. It is not possible at this time to reasonably estimate the amount of those expenditures, except as discussed above, due to uncertainties about emission levels, control technologies, the positions of governmental authorities and the application of requirements to us. Based upon our experience to date, we do not believe that our compliance with environmental requirements will have a material adverse effect on our operations, financial condition or cash flows.
Employees
As of October 31, 2013, we had 2,565 employees. Of these employees, 2,442 were domiciled in the United States, 56 in the United Kingdom, and 67 in Germany. We are party to certain collective bargaining agreements, under which approximately 16% of our employees are covered. In addition, we employ workers through temporary staffing companies on an hourly basis. We consider our relations with our employees to be satisfactory.
The following table summarizes the collective bargaining agreements that were in place at October 31, 2013:

Facility	Expires	Union	Covered Employees at 10/31/13
Nichols Aluminum–Decatur, AL	Nov. 2014	United Steelworkers of America	88
Nichols Aluminum–Lincolnshire, IL	Jan. 2017	International Association of Machinists and Aerospace Workers	81
Nichols Aluminum–Davenport, IA	Nov. 2017	International Brotherhood of Teamsters	247
For Investors
We periodically file or furnish documents to the Securities and Exchange Commission (SEC), including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports as required. These reports are also available free of charge from our website at http://www.quanex.com, as soon as reasonably practicable after we file such material, or furnish it to the SEC. As permitted by the SEC rules, we post relevant information on our website. However, the information contained on our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report.

Item 1A. Risk Factors.
The following risk factors, along with other information contained elsewhere in this Annual Report on Form 10-K and our other public filings with the SEC, should be carefully considered before deciding to invest in our securities. Additional risks and uncertainties that are not currently known to us or that we may view as immaterial could impair our business if such risks were to develop into actual events. Therefore, any of these risks could have a material adverse effect on our financial condition, results of operations and cash flows. This listing of risk factors is not all-inclusive and is not necessarily presented in order of importance.
We are subject to business risks and general economic factors that are largely out of our control, any of which could have a material adverse effect on our business, financial condition and results of operations.
The primary drivers of our business are residential remodeling and replacement activities and housing starts. The home building and residential construction industry is cyclical and seasonal, and product demand is based on numerous factors such as interest rates, general economic conditions, consumer confidence and other factors beyond our control. Declines in the number of housing starts and remodeling activities resulting from such factors could have a material adverse effect on our business, results of operations and financial condition. The downturn in the housing market which occurred in recent years had an adverse effect on our operating results. Further deterioration or a prolonged decline in activity levels in the homebuilding industry or in the broader economic conditions of the markets where we operate could further decrease demand and pricing for our products and have additional adverse effects on our operations and financial results.
Our business is subject to a number of general economic factors that may adversely affect our business, financial condition and results of operations, many of which are largely out of our control. These factors include domestic and international recessionary economic cycles, changes in foreign currency exchange rates, fluctuations in commodity prices, and overall volatility in our customers' business cycles which may result in changes to their business practices, particularly in market segments and industries where we have a significant concentration of customers. These conditions could affect our business through the insolvency of key suppliers resulting in product delays, the inability of customers to obtain credit to finance purchases of our products, an inability of customers to pay accounts receivable owed to us, or delays in the payment of such receivables. Additionally, in a period of generally poor economic conditions, our assets may become impaired.
The price of our common stock has historically been volatile and could continue to fluctuate in the future.
The market price of our common stock has fluctuated significantly and is likely to continue to fluctuate in the future. Announcements by us or others regarding the receipt of customer orders, quarterly variations in operating results, acquisitions or divestitures, additional equity or debt financings, litigation, product developments, patent or proprietary rights, government regulation and general market conditions may have a significant impact on the market price of our common stock.
If the availability of raw materials critical to our manufacturing processes or sources of energy were to become scarce or if the price of these items were to increase significantly, we might not be able to timely produce products for our customers or maintain our profit levels.
We require and use significant amounts of raw materials, such as butyl, titanium dioxide, resin and scrap aluminum in our manufacturing facilities. Substantially all of these materials are purchased from outside sources. We do not have long-term contracts for the supply of most of our raw materials. The availability and prices of raw materials may be subject to curtailment or change due to new laws or regulations, suppliers' allocations to other purchasers, or interruptions in production by suppliers. In addition, the operation of our facilities requires substantial amounts of electric power and natural gas. Any change in the supply of, or price for, these raw materials could affect our ability to timely and cost-effectively produce products for our customers.
Our business depends on supplier relationships, insurance providers, and other vendors, and any disruption in these relationships may cause damage to our customer relationships or delays to our business.
There can be no assurance that our suppliers will be able to meet our future requirements for products and components in a timely fashion. In addition, our suppliers require an accurate forecast of our supply needs in order to ensure the availability of many of the components used in our business. If there are delays in deliveries by vendors, we could lose sales and damage our customer relationships. If we select alternate suppliers for any of our required components, the qualification and pre-production period required to accept product from the new suppliers could be lengthy resulting in delays in our ability to provide products to our customers, or may cause an increase in component costs. Any extended interruption in the supply of the key components that we currently obtain from limited sources could disrupt our operations and have a material adverse effect on our customer relationships and our profitability.

We are subject to various environmental requirements and are currently engaged in remediation activities at one of our locations. Compliance with, or liabilities under, existing or future environmental laws and regulations could significantly increase our costs of doing business.
We are subject to extensive federal, state and local laws and regulations concerning the discharge of materials into the environment and the remediation of chemical contamination. To satisfy such requirements, we must make capital and other expenditures on an on-going basis. For example, environmental agencies continue to develop regulations implementing the Federal Clean Air Act. Depending on the nature of the regulations adopted, we may be required to incur additional capital and other expenditures in the next several years for air pollution control equipment, to maintain or obtain operating permits and approvals, and to address other air emission-related issues. Future expenditures relating to environmental matters will necessarily depend upon whether such regulations and future government decisions or interpretations of these regulations apply to us and our facilities. It is likely that we will be subject to increasingly stringent environmental standards, and we will incur additional expenditures to comply with such standards. Furthermore, if we fail to comply with applicable environmental regulations, we could be subject to substantial fines or penalties and to civil and criminal liability. In addition, we continue to engage in remediation efforts at our facility in Decatur, Alabama, for which a third party is indemnifying us for 90% of the costs. The limit on indemnification is $21.5 million excluding legal fees. If these remediation efforts are not successful or prove more expensive than our current estimates, or if the party which is currently indemnifying us fails to continue doing so, then our remediation costs could significantly increase. During the fiscal years ended October 31, 2013, 2012 and 2011, we spent approximately $2.1 million, $3.1 million and $1.5 million, respectively, on environmental compliance, including mandatory remediation activities.
We may not be able to successfully identify, manage or integrate future acquisitions, and if we are unable to do so, then our rate of growth and profitability could be adversely affected.
We cannot provide assurance that we will be able to identify appropriate targets for acquisition, successfully negotiate the terms of an acquisition, finance an acquisition, or integrate an acquired business effectively into our existing operations. Integration of future acquired businesses could disrupt our business by diverting management's attention away from our day-to-day operations. Further, failure to successfully integrate any acquisition may cause significant operating inefficiencies and could adversely affect our overall profitability. Completing an acquisition could require us to raise additional funds through future equity or debt financing, which might result in an unfavorable capitalization that could negatively impact the market price of our common stock.
If our information technology systems fail, or if we experience an interruption in our operations, then our results of operations and financial condition could be materially adversely affected.
The efficient operation of our business is dependent on our information technology systems. We use these systems to manage our day-to-day operations including maintaining our customer and vendor records, pricing, inventory, bills of material and other operational, statistical, financial and accounting records. The failure of our information technology systems, our inability to successfully maintain, enhance and/or replace our information technology systems, or a significant compromise of the integrity or security of the data that is generated from information technology systems, could adversely affect our results of operations, disrupt business and make us unable, or severely limit our ability, to respond to customer demands. In addition, our information technology systems are vulnerable to damage or interruption from:

•	earthquake, fire, flood and other natural disasters;

•	employee or other theft;

•	attacks by computer viruses or hackers;

•	power outages; and

•	computer systems, Internet, telecommunications or data network failure.
A significant interruption of our information technology systems could result in decreased revenue, increased expenses, increased capital expenditures, customer dissatisfaction and potential lawsuits, which could have a material adverse effect on our results of operations or financial condition.
We operate in competitive markets, and our business will suffer if we are unable to adequately address potential downward pricing pressures and other factors that may reduce operating margins.
The principal markets that we serve are highly competitive. Competition is based primarily on the precision and range of achievable tolerances, quality, price and the ability to meet delivery schedules dictated by customers. Some of our competitors may have greater financial and other resources than we have, and some may have more established brand names in the markets that we serve. Moreover, our competitors may more accurately foresee market development, may develop products that are superior to our products, may produce similar products at a lower cost than we can, or may adapt more quickly than we can to new technologies or evolving customer requirements. Increased competition could force us to lower our prices or to offer additional services at a higher cost to us, which could reduce our operating margins and net income.
Original equipment manufacturers have significant pricing leverage over suppliers and may be able to achieve price reductions over time, which could reduce our profits.
Our products are sold primarily to OEMs. There is substantial and continuing pressure from OEMs to reduce their costs by applying pricing pressure on suppliers. We attempt to manage such downward pricing pressure and to preserve our business relationships with our OEM customers. In addition to negotiating reasonable price concessions with our customers, when needed, we seek to reduce our production costs through various measures, including managing our purchase process to reduce our costs of raw materials and components, and implementing cost-effective process improvements. However, our suppliers may resist pressure to lower prices and may, instead, seek price increases. If we are ultimately unable to offset the effects of OEM price concessions through such measures, our gross margins and profitability could be adversely affected. In addition, OEMs have substantial leverage in setting purchasing and payment terms, including the terms of accelerated payment programs under which early payment discounts can be taken.
Loss of any of our largest customers, or a prolonged decline in the business of these customers, could adversely affect our financial results.
Certain of our businesses or product lines are largely dependent on a relatively few large customers. Although we believe we have an extensive customer base, if we were to lose one of these large customers or if such customer were to incur a prolonged period of decline in business, our financial condition and results of operations could be adversely affected. In this circumstance, we cannot be certain that we could regain that lost business or replace the lost customer.
Our revenues could decline or we may lose business if our customers: (1) vertically integrate their operations; (2) transfer their manufacturing capacity out of the United States to lower-cost regions of the world; or (3) diversify their supplier base. In addition, new competitors could enter the market and diminish our market share.
If our customers decide to vertically integrate their businesses or to bring production in-house which had previously been serviced by us, then we could experience a decline in revenues.
In addition, certain manufacturers in the United States have migrated their production to other regions of the world in order to seek lower labor costs. In many instances, these manufacturers may reduce the cost of their products and increase profit margins by manufacturing and assembling their products in other regions of the world and then importing those products into the United States. Historically, some of our customers have shifted production to other regions of the world and there can be no assurance that this trend will not continue. We may lose customers and revenues if our customers locate in areas that we choose not to serve or cannot economically serve.
If our competitors introduce new products to the market or if new competitors enter the market we serve, then we may experience a loss of customers and revenues.
If our relationship with our employees were to deteriorate, we could be faced with labor shortages, disruptions or stoppages, which could shut down certain of our operations or delay deliveries to our customers, and thereby impact our financial condition, results of operations and cash flows.
Our operations rely heavily on our employees, and any labor shortage, disruption or stoppage caused by poor relations with our employees and/or renegotiation of labor contracts could shut down certain of our operations. Approximately 16% of our employees are covered by collective bargaining agreements which expire between 2014 and 2017. We could become subject to additional work rules as negotiated through collective bargaining agreements, or to work stoppages or other labor disturbances that could occur in the future. Any failure to negotiate a new labor agreement or to maintain favorable relations with our non-union employees might result in a work stoppage that could reduce our operating margins and income.
Changes in regulatory requirements or advancements in technology may render our products obsolete or less competitive.
Changes in legislative, regulatory or industry requirements or advancements in our competitors' technology may render certain of our products obsolete or less competitive, preventing us from selling them at profitable prices, or at all. Our ability to anticipate changes in technology and regulatory standards and to successfully develop and introduce new and enhanced products on a timely and cost-efficient basis will be a significant factor in our ability to remain competitive. Our business may, therefore, require significant on-going and recurring additional capital expenditures and investments in research and development. We may not be able to achieve the technological advances necessary for us to remain competitive or some of our products may become obsolete. We are also subject to the risks generally associated with new product introductions and applications, including the lack of market acceptance, certification issues, delays in product development and failure of products to operate properly. Any such delays or cost overruns or the inability to obtain such certifications could negatively affect the returns from any proposed or new products.
Equipment failures, delays in deliveries or catastrophic loss at any of our manufacturing facilities could lead to production curtailments or shutdowns that prevent us from manufacturing our products.
An interruption in production capabilities at any of our facilities due to equipment failure or other reasons could result in our inability to produce products, which could result in lower sales and earnings. In addition, we generally manufacture our products on a build to order basis, and seek to keep our inventory levels low. If there is a stoppage in production at any of our manufacturing facilities, even if only temporarily, or if we experience delays as a result of events that are beyond our control, delivery times could be severely affected, or we may be required to purchase product from competitors to fulfill our customers' orders. Any significant delay in deliveries to our customers could lead to increased returns or cancellations of orders, which may cause us to lose future sales. We could incur losses as a result of unanticipated catastrophic events such as fires, explosions or violent weather conditions. In the past we have, and in the future we may, experience plant shutdowns or periods of reduced production as a result of equipment failure, delays in deliveries or catastrophic loss, which could have a material adverse effect on our results of operations or financial condition. In addition, our insurance coverage may not be adequate to compensate us for all losses that result from any of these events.
Product liability claims and product replacements could harm our reputation, sales and financial condition.
We design and manufacture most of our products, and we expect to continue to do so. We have, on occasion, found flaws and deficiencies in the manufacturing, design, testing and installation of our products. Some deficiencies may not become apparent until after the products are installed by customers.
We may need to replace products, and we may be liable for any costs necessary to retrofit the affected structures. Any such replacement or retrofit could entail substantial costs and adversely affect our reputation, future sales potential and our financial condition. We do not carry insurance coverage to protect against product replacement costs or the adverse business effects of a product replacement, and our product liability insurance may not cover retrofit costs.
Our business involves complex manufacturing processes that may result in costly accidents or other disruptions to our operations.
Our business involves complex manufacturing processes. Some of these processes involve high pressures, temperatures, hot metal and other hazards that present certain safety risks to workers employed at our manufacturing facilities. The potential exists for accidents involving death or serious injury. The potential liability resulting from any such accident, to the extent not covered by insurance, could cause us to incur unexpected cash expenditures, thereby reducing the cash available to operate our business. Such an accident could disrupt operations at any of our facilities, which could adversely affect our ability to deliver product to our customers on a timely basis and to retain our current business.
Flaws in the design or manufacture of our products could cause future product liability or warranty claims for which we do not have adequate insurance or may negatively affect our reputation among customers.
Our products are essential components used in the homebuilding, commercial construction, solar and aluminum industries. Problems in the design or manufacture of our products could result in property damage, personal injury or death. While we believe that our liability insurance is adequate to protect us from future product liability and warranty liabilities, our insurance may not cover all liabilities or be available in the future at a cost acceptable to us. In addition, if any of our products prove to be defective, we may be required to participate in a recall involving such products. A successful claim brought against us in excess of available insurance coverage, if any, or a requirement to participate in any product recall, could significantly reduce our profits or negatively affect our reputation with customers. In addition, flaws in our products could lead to customer dissatisfaction and complaints, weaken our customer relationships, damage our reputation in the industry and result in a loss of revenue or customers.
Our credit facility contains restrictions on our ability to acquire complementary businesses.
Our credit facility contains certain restrictions on our ability to enter into transactions to acquire businesses, including:

•
financial covenants as defined in the agreement, including the minimum interest coverage ratio and maximum consolidated leverage ratio, must be met just prior to the anticipated transaction and just after the transaction on a pro forma basis based on the combined operating results of the acquisition target and our results of operations;

•	no event of default, as defined in the agreement, can have occurred and be continuing;

•
if the leverage ratio, as defined, is greater than 2.50 to 1.00 on a pro forma basis after giving effect to the transaction, the amount paid for the acquisition is limited to 15% of our net worth per transaction; and

•
various other restrictions apply, including limitations on other indebtedness, liens, certain asset sales, certain investments and swap agreements, restricted payments, certain transactions with affiliates, entering into restrictive agreements or factoring arrangements and certain sale and leaseback agreements.

These restrictions may impede our ability to carry out an active acquisition program, which is an important component of our future growth strategy. Our failure to comply with the terms and covenants in our credit facility could lead to an event of default, as defined in the agreement, which may entitle the lenders to accelerate the maturity of our indebtedness and permit the lenders to declare all amounts owed to be currently due and payable.
Our credit facility contains certain financial covenants that limit the aggregate availability of funds.
The availability of funds under the credit facility is a function of: (1) amounts borrowed and outstanding under the facility; (2) letters of credit issued; and (3) the minimum interest coverage ratio and maximum consolidated leverage ratio, as defined and permitted under the agreement, which includes a calculation of our trailing twelve month EBITDA, as defined in the agreement. We must not permit, on a quarterly basis, our ratio of consolidated EBITDA to consolidated interest expense as defined (Minimum Interest Coverage Ratio), to fall below 3.00:1 or our ratio of consolidated funded debt to consolidated EBITDA, as defined (Maximum Consolidated Leverage Ratio), to exceed 3.25:1. These restrictions on funds availability could:

•	limit our ability to plan for or react to market conditions or meet capital needs;

•	restrict activities or business plans; and

•	adversely affect our ability to fund operations, or engage in other business activities that may be in our best interest.
An inability to access capital could adversely affect our business, operating results and financial condition and could ultimately adversely affect liquidity.
Our access to external sources of financing, as well as the cost of such financing, is dependent on various factors, including perceptions of our financial strength. Perceptions of financial strength are often tied to factors such as financial leverage, relative balance sheet positions including cash and working capital metrics, capital structure and earnings trends, and each of these factors can be evaluated either in absolute terms or relative to our peer group.  If we are not able to continue to have access to the capital markets on favorable terms or at all, our business and future growth prospects could be adversely affected.
Failure to obtain alternative financing created by a breach of our lenders' funding commitment could negatively impact our growth strategy.
The turmoil affecting the banking system and financial markets during the prior years has resulted in a tightening of the credit markets, a reduction in liquidity in many financial markets and volatility in the fixed income, credit, currency and equity markets. We cannot ensure that our lenders will provide future funding under our credit facility during a time of credit market turmoil. If our lenders were unable or unwilling to fulfill their lending commitments, we may be required to seek alternative funding sources in order to conduct our operations. Such alternative funding might require higher interest and fees. There can be no assurance that alternative financing will be available promptly, on favorable terms or at all. Failure to obtain necessary funding could adversely affect our short-term liquidity, our ability to make investment in research and development to fund new product initiatives, our ability to invest in process technology which would improve manufacturing capabilities, and limit our ability to seek out potential acquisition candidates. Each of these limitations could adversely affect our financial condition, results of operations and cash flows.
Our corporate governance documents or the provisions of Delaware law may delay or preclude a business acquisition that stockholders may consider to be favorable, which might result in a decrease in the value of our common shares.
Our certificate of incorporation and bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us without the consent of our Board of Directors. These provisions include restrictions on the ability of our stockholders to remove directors and supermajority voting requirements for stockholders to amend our organizational documents, a classified Board of Directors and limitations on action by our stockholders by written consent. In addition, our Board of Directors has the right to issue preferred stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer. Delaware law also imposes some restrictions on mergers and other business combinations between any holder of 15% or more of our outstanding common stock. Although we believe these provisions protect our stockholders from coercive or otherwise unfair takeover tactics, and thereby provide for an opportunity for us to receive a higher bid by requiring potential acquirers to negotiate with our Board of Directors, these provisions apply even if the offer may be considered beneficial by some stockholders.

Our operations outside the United States require us to comply with a number of United States and international regulations, violations of which could have a material adverse effect on our consolidated results of operations and consolidated financial condition.
Our operations outside the United States require us to comply with a number of United States and international regulations. For example, our operations in countries outside the United States are subject to the Foreign Corrupt Practices Act (FCPA), which prohibits United States companies or their agents and employees from providing anything of value to a foreign official for the purposes of influencing any act or decision of these individuals in their official capacity to help obtain or retain business, direct business to any person or corporate entity, or obtain any unfair advantage. Because we operate and sell product to customers in various countries, the risk of unauthorized payments or offers of payments by one of our employees or agents that could be in violation of the FCPA exists, even though certain foreign parties may not be subject to the provisions of FCPA. We have internal control policies and procedures and compliance programs which we have implemented to train our employees and agents with respect to the FCPA. However, we cannot ensure that our policies, procedures and programs will always protect us from reckless or criminal acts committed by our employees or agents. Allegations of violations of applicable anti-corruption laws, including the FCPA, may result in internal, independent, or government investigations. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could have a material adverse effect on our business, consolidated results of operations and consolidated financial condition. In addition, investigations by governmental authorities as well as legal, social, economic, and political issues in these countries could have a material adverse effect on our business and consolidated results of operations. We are also subject to the risk that our employees and agents outside of the United States may fail to comply with other applicable laws.
Our plans to expand our business outside the United States may not succeed.
Any expansion to markets outside the United States will present different and successive risks, expenses and difficulties with regard to applying or modifying our business model to different countries and regions of the world. There can be no assurance that any of our efforts to expand outside the United States will prove successful or that we will not incur operating losses in the future as a result of these efforts, or that such efforts will not have a material adverse impact on our results of operations or financial condition.
We may not have the right infrastructure (people, systems, and processes) in place to achieve our growth initiatives.
If we do not effectively develop and implement our organic growth strategies, or if there are delays or difficulties in enhancing business processes, we may not realize anticipated productivity improvements or cost efficiencies, and may experience operational difficulties, increased costs, manufacturing interruptions or delays, quality issues, increased product time to market, and/or inefficient allocation of human resources, any or all of which could materially and adversely affect our financial condition, results of operations and cash flows.
Our success depends upon our ability to develop new products and services, integrate acquired products and services and enhance our existing products and services through product development initiatives and technological advances.
We maintain programs designed to develop new products and to enhance and improve our products. We are expending resources for the development of new products in all aspects of our business, including products that can reach a broader customer base. Some of these new products must be developed due to changes in legislative, regulatory or industry requirements or in competitive technologies that render certain of our products obsolete or less competitive. The successful development of our products and product enhancements is subject to numerous risks, both known and unknown, including unanticipated delays, access to significant capital, budget overruns, technical problems and other difficulties that could result in the abandonment or substantial change in the design, development and commercialization of these new products.
Given the uncertainties inherent with product development and introduction, including lack of market acceptance, we cannot provide assurance that any of our product development efforts will be successful on a timely basis or within budget, if at all. Failure to develop new products and product enhancements on a timely basis or within budget could harm our business and prospects. In addition, we may not be able to achieve the technological advances necessary for us to remain competitive.
Our goodwill and indefinite-lived intangible assets may become impaired and result in a charge to income.
We evaluate our goodwill and indefinite-lived intangible assets at least annually to determine whether we must test for impairment. In making this assessment, we must use judgment to make estimates of future operating results and appropriate residual values. Actual future operating results and residual values associated with our operations could differ significantly from these estimates, which may result in an impairment charge in a future period, resulting in a decrease in net income from operations in the year of the impairment, as well as a decline in our recorded net worth.

We may record a valuation allowance if our deferred tax assets are deemed to be unrealizable or if we incur losses.
We record the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and the amounts reported in our consolidated balance sheets, as well as net operating losses and tax credit carry forwards. We evaluate the carrying value of the net deferred tax assets and determine whether we will be able to generate sufficient future taxable income to realize our deferred tax assets. If our estimates and assumptions about future results indicate we will not generate sufficient taxable income to realize our deferred tax assets, we would record a valuation allowance against a portion of our deferred tax assets. As of October 31, 2013, we have deferred tax assets of $48.8 million, and we have recorded a valuation allowance of $2.5 million associated with certain net operating loss carry forwards which we believe may not be realizable for state income tax purposes. Our estimates of future taxable income must be evaluated, to some extent, based on historical experience. We have recorded losses for each of the years ended October 31, 2013 and 2012. If we incur further losses, after adjusting for certain non-recurring events and transactions, we may be required to increase our valuation reserve on our deferred tax assets. This change would result in an increase in income tax expense and would likely have a material impact on our financial position, results of operations and cash flows.
We may not be able to protect our intellectual property.
A significant amount of time, effort and expense is devoted to custom engineering, which qualifies our products for specific customer applications, as well as developing superior, proprietary process technology. We rely on a combination of copyright, patent, trade secrets, confidentiality procedures and contractual commitments to protect our proprietary information. Despite our efforts, these measures can only provide limited protection. Unauthorized third parties may try to copy or reverse engineer portions of our products or may otherwise obtain and use our intellectual property. Any patents we own may be invalidated, circumvented or challenged. Any of our pending or future patent applications, whether or not being currently challenged, may not be issued with the scope sought, if at all. If we cannot protect our proprietary information against unauthorized use, we may not be able to retain a perceived competitive advantage, which may have a material adverse effect on our financial condition, results of operations and cash flows.
We have the ability to issue additional equity securities, which would lead to dilution of our issued and outstanding common stock.
We are authorized to issue, without stockholder approval, 1,000,000 shares of preferred stock, no par value, in one or more series, which may give other stockholders dividend, conversion, voting, and liquidation rights, among other rights, which may be superior to the rights of holders of our common stock. The issuance of additional equity securities or securities convertible into equity securities would result in dilution of existing stockholders' equity interests. Our Board of Directors has no present intention to issue any such preferred shares, but has the right to do so in the future. In addition, we were authorized, by prior stockholder approval, to issue up to 125,000,000 shares of our common stock, $0.01 par value per share. These authorized shares can be issued, without stockholder approval, as securities convertible into either common stock or preferred stock.
Our insurance providers may be unable to perform under their obligations.
We purchase insurance as part of our risk management strategy. An insurer's insolvency or refusal to make payments under the terms of agreements with us could have an adverse effect on our results of operations or liquidity. One of our insurance carriers recently entered into liquidation proceedings, which could affect our ability to recover amounts due for outstanding claims or to pursue recoveries for future claims. However, our exposure to the carrier is not significant at this time, and we do not currently expect it to have a material effect on our future operating results.
We are subject to various existing and contemplated laws, regulations and government initiatives that may materially impact the demand for our products, our profitability or our costs of doing business.
Our business may be materially impacted by various governmental laws, regulations and initiatives that may artificially create, deflate, accelerate, or decelerate consumer demand for our products. For example, when the government issues tax credits designed to encourage increased homebuilding or energy-efficient window purchases, the credits may create a spike in demand that would not otherwise have occurred and our production capabilities may not be able to keep pace, which could materially impact our profitability. Likewise, when such laws, regulations or initiatives expire, our business may experience a material loss in sales volume or an increase in production costs as a result of the decline in consumer demand that follows such expiration.
If aluminum prices on the London Metals Exchange (LME) were to decline quickly and significantly, our profitability could be adversely affected.
For our Aluminum Sheet Products segment, profitability in part depends on the market price of aluminum ingot as compared to the market price of aluminum scrap. If aluminum ingot prices are volatile, experience a rapid and significant decline or remain relatively low for an extended period, then our aluminum business could experience fluctuations in sales and raw material costs, which could adversely affect our profitability.
Change in our executive officers may disrupt or delay our operations and negatively impact the market price of our common stock.
We depend on our senior management team and other key employees to run our operations effectively and efficiently. Significant attrition within our management team could adversely affect our business. Our success depends in part on our ability to attract, retain and motivate senior management and other key employees. Achieving this objective may be difficult due to many factors, including fluctuations in global economic and industry conditions, competitors' hiring practices, cost reduction activities, and the effectiveness of our compensation programs. Competition for qualified personnel can be very intense. We must continue to recruit, retain and motivate senior management and other key employees sufficient to maintain our current business and support our future projects. A loss of any such personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our financial condition and results of operations.
Failure to achieve and maintain effective internal controls could have a material adverse effect on our business and on our stock price.
Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our brand and operating results could be harmed. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. While we continue to evaluate and improve our internal controls, we cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an on-going basis that we have effective internal control over our financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.
Item 1B. Unresolved Staff Comments.
None.

Item 2.Properties.
The following table lists our principal properties by location, general character and use. These properties are owned by us, unless indicated otherwise.

Location	Character & Use of Property
Executive Offices
Houston, Texas (Lease expires 2023)	Corporate Office
Engineered Products Segment
Rice Lake, Wisconsin	Fenestration products (plant & office)
Chatsworth, Illinois	Fenestration products
Richmond, Indiana	Fenestration products
Solon, Ohio (Lease expires 2017)	Flexible spacer, and adhesive research and sales (plant & office)
Luck, Wisconsin	Fenestration products
Richmond, Kentucky	Vinyl and composite extrusions
Winnebago, Illinois	Vinyl extrusions
Mounds View, Minnesota (Lease expires 2016)	Fenestration products (two plants & office)
Kent, Washington (Lease expires 2020)	Vinyl and composite extrusions (plant & office)
Yakima, Washington (Lease expires 2016)	Vinyl extrusions
Dubuque, Iowa (Leased month to month)	Fenestration products
Shawano, Wisconsin (Lease expires 2015)	Wood flooring
Cambridge, Ohio, (Lease expires 2021)	Flexible spacer and solar adhesives (plant & office)
Coventry, United Kingdom	Flexible spacer (plant & office)
Heinsberg, Germany (Lease expires 2025)	Flexible spacer (plant & office)
Sacramento, California (Lease expires 2016)	Screens for vinyl windows and doors
Des Moines, Iowa (Lease expires 2014)	Screens for vinyl windows and doors
Phoenix, Arizona (Lease expires 2015)	Screens for vinyl windows and doors
Denver, Colorado (Lease expires 2015)	Screens for vinyl windows and doors
Paris, Illinois (Lease expires 2014)	Screens for vinyl windows and doors
Parkersburg, West Virginia (Lease expires 2017)	Screens for vinyl windows and doors
Fontana, California (Lease expires 2019)	Screens for vinyl windows and doors
Perrysburg, Ohio (Lease expires 2019)	Screens for vinyl windows and doors
Chehalis, Washington (Leases expire 2015 & 2019)	Screens for vinyl windows and doors (plant & office)
Aluminum Sheet Products Segment
Lincolnshire, Illinois	Finishing
Davenport, Iowa	Mini-mill and finishing/painting (two plants & office)
Decatur, Alabama (Owned & Lease expires 2018)	Finishing/painting
We believe our operating properties are in good condition and well maintained, and are generally suitable and adequate to carry on our business. In fiscal 2013, our facilities operated at approximately 58% of capacity.
Item 3. Legal Proceedings.
From time to time, we, along with our subsidiaries, are party to various legal proceedings arising in the ordinary course of business. We reserve for litigation loss contingencies that are both probable and reasonably estimable. We do not expect that losses resulting from any current legal proceedings will have a material adverse effect on our consolidated financial statements if or when such losses are incurred.
For discussion of environmental issues, see Item 1, "Business - Environmental and Employee Safety Matters” discussed elsewhere in this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures.
Not Applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock, $0.01 par value, has been listed on the New York Stock Exchange under the ticker symbol NX since April 24, 2008. The following table sets forth, for the periods indicated, the high and low sales price per share of our common stock as reported, and the quarterly cash dividend declared per share on our common stock.

	NX Stock Price		Cash Dividends
Period	High	Low	Declared
Quarter ended October 31, 2013	$21.84	$15.66	$0.04
Quarter ended July 31, 2013	18.95	15.87	0.04
Quarter ended April 30, 2013	21.22	15.37	0.04
Quarter ended January 31, 2013	22.27	18.03	0.04
Quarter ended October 31, 2012	20.36	16.48	0.04
Quarter ended July 31, 2012	19.10	14.98	0.04
Quarter ended April 30, 2012	18.78	14.89	0.04
Quarter ended January 31, 2012	$17.58	$12.71	$0.04
The terms of our revolving credit agreement do not specifically limit the total amount of dividends or other distributions to our shareholders. Dividends and other distributions are permitted so long as after giving effect to such dividend or stock repurchase, there is no event of default.
There were approximately 3,973 holders of our common stock (excluding individual participants in securities positions listings) on record as of December 13, 2013.

Equity Compensation Plan Information

The following table summarizes certain information regarding equity compensation to our employees, officers and directors under equity compensation plans as of October 31, 2013:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,875,276	$15.64	1,366,430

Issuer Purchases of Equity Securities
On May 27, 2010, our Board of Directors approved a stock repurchase program that authorized the repurchase of 1,000,000 shares of our common stock. On August 25, 2011, our Board of Directors authorized an additional 1,000,000 shares under this repurchase program. The program does not have a dollar limit or an expiration date. There were no repurchases of shares during the year ended October 31, 2013. During the years ended October 31, 2012 and 2011, we purchased 94,337 shares at a cost of $1.3 million and 750,000 shares at a cost of $10.1 million, respectively. As of October 31, 2013 there were 905,663 authorized shares remaining available for purchase pursuant to the program.

Stock Performance Graph
The following chart represents a comparison of the five year total return of our common stock to the Standard & Poor’s 500 Index (S&P 500), the Russell 2000 Index, and a peer group index selected by us, which includes companies offering similar products and services as ours. The companies included in the peer group are American Woodmark Corp, Apogee Enterprises Inc, Builders FirstSource Inc, Drew Industries Inc, Eagle Materials Inc, Gibraltar Industries Inc, Griffon Corp, Louisiana-Pacific Corp, Simpson Manufacturing Company Inc, Trex Company Inc, and Universal Forest Products Inc.

INDEXED RETURNS	For the Years Ended
Company Name/Index	10/31/2008	10/31/2009	10/31/2010	10/31/2011	10/31/2012	10/31/2013
Quanex Building Products Corporation	$100	$164.28	$200.72	$165.98	$224.55	$203.76
S&P 500 Index	100	109.80	127.94	138.29	159.32	202.61
Russell 2000 Index	100	106.46	134.75	143.79	160.06	218.13
Peer Group	$100	$118.43	$126.40	$125.30	$208.32	$282.63

Item 6. Selected Financial Data.
The following table presents selected historical consolidated financial and operating data for the periods shown. The selected consolidated financial data as of October 31, 2013, 2012, 2011, 2010 and 2009 and for each of the fiscal years then ended was derived from our audited consolidated financial statements for those dates and periods, adjusted for discontinued operations, as indicated. The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this Annual Report Form 10-K.

	Fiscal Years Ended October 31,
	2013(1)	2012	2011(2)(3)	2010(2)	2009(2)
	(In thousands, except per share data)
Consolidated Statements of Income
Net sales	$952,642	$828,976	$848,294	$798,314	$585,010
Cost and expenses:
Cost of sales	799,077	703,844	712,091	660,849	489,328
Selling, general and administrative	109,325	111,577	83,994	71,954	59,765
Depreciation and amortization	60,504	37,596	33,932	28,214	32,453
Asset impairment charges(4)	1,465	912	1,799	—	182,562
Operating income (loss)(4)(5)(6)(7)	(17,729)	(24,953)	16,478	37,297	(179,098)
Non-operating income (expense):
Interest expense	(640)	(454)	(449)	(440)	(452)
Other, net	168	222	(514)	2,645	405
Income (loss) from continuing operations before income taxes	(18,201)	(25,185)	15,515	39,502	(179,145)
Income tax benefit (expense)	6,498	8,651	(6,437)	(15,301)	43,066
Income (loss) from continuing operations	(11,703)	(16,534)	9,078	24,201	(136,079)
Income (loss) from discontinued operations, net of taxes(2)	—	—	(12)	(1,103)	(1,012)
Net income (loss) (4)(5)(6)(7)	$(11,703)	$(16,534)	$9,066	$23,098	$(137,091)
Basic earnings per common share:
Basic earnings (loss) from continuing operations	$(0.32)	$(0.45)	$0.24	$0.65	$(3.64)
Basic earnings (loss) from discontinued operations	—	—	—	(0.03)	(0.03)
Basic earnings (loss) per share	$(0.32)	$(0.45)	$0.24	$0.62	$(3.67)
Diluted earnings per common share:
Diluted earnings (loss) from continuing operations	$(0.32)	$(0.45)	$0.24	$0.64	$(3.64)
Diluted earnings (loss) from discontinued operations	—	—	—	(0.03)	(0.03)
Diluted earnings (loss) per share	$(0.32)	$(0.45)	$0.24	$0.61	$(3.67)
Cash dividends declared per share	$0.16	$0.16	$0.16	$0.14	$0.12
Other Financial & Operating Data
Income (loss) from continuing operations, percent of net sales	(1.2)%	(2.0)%	1.1%	3.0%	(23.3)%
Cash provided by operating activities	$43,521	$26,478	$52,944	$89,132	$60,491
Cash used for investing activities	59,687	41,704	135,367	15,785	14,810
Cash used for (provided by) financing activities	4,869	3,928	14,914	9,370	(10,508)
Acquisitions, net of cash acquired	22,096	—	110,845	1,590	—
Capital expenditures	$37,931	$42,871	$25,312	$14,720	$15,696
Selected Consolidated Balance Sheet Data at Year End
Cash and cash equivalents	$49,736	$71,255	$89,619	$187,178	$123,499
Total assets(8)	571,815	589,538	584,929	591,250	543,600
Long-term debt, excluding current portion	752	1,033	1,314	1,616	1,943
Total liabilities	$155,621	$167,711	$147,703	$149,818	$121,074

(1)	In December 2012, we acquired substantially all the assets of Alumco, Inc. and its subsidiaries, a manufacturer of window screens, with multiple facilities within the United States.
(2)In 2010, we closed a start-up facility in China due to contraction of demand and a decision to serve the international thin film solar panel markets from our North American operations. Accordingly, the assets and liabilities of this start-up facility in China were reported as discontinued operations in the consolidated balance sheets for the applicable periods presented, and the related operating results are reported as discontinued operations in the consolidated statements of income presented, as applicable.
(3)On March 31, 2011, we acquired Edgetech, I.G. Inc. and its German subsidiary. Headquartered in Cambridge, Ohio, Edgetech has three manufacturing facilities, one each in United States, United Kingdom and Germany, that produced and marketed a full line of warm edge insulating glass spacer systems for window and door customers in North America and abroad. In March 2011, we also acquired a small vinyl extrusion business in Yakima, Washington. Accordingly, the estimated fair value of assets acquired in the acquisition and the results of operations were included in our consolidated financial statements as of the effective date of the acquisition.
(4)In fiscal 2009, we recorded an asset impairment charge totaling of $182.6 million ($141.4 million net of tax) related to goodwill and intangible assets.
(5)In November 2011, we announced a consolidation program for two of our insulating glass manufacturing facilities, whereby we closed a facility in Barbourville, Kentucky. This facility consolidation was completed ahead of schedule in August 2012. In fiscal 2012, we recorded expenses totaling of $9.0 million ($5.9 million net of tax) related to this consolidation.
(6)During fiscal 2011, we recognized an expense of $1.9 million ($1.1 million net of tax) to increase our warranty reserve associated with a discontinued legacy product and claims.
(7)In fiscal 2012, we experienced a strike at two of our facilities in Davenport, Iowa, which had a negative impact on operating income of approximately $11.1 million ($7.3 million net of tax), including a reduction in sales volume and incremental direct costs.
(8)Total assets include assets of discontinued operations of $0.5 million and $1.8 million at October 31, 2010 and 2009, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis contains forward-looking statements based on our current assumptions, expectations, estimates and projections about our business and the homebuilding industry, and therefore, it should be read in conjunction with our consolidated financial statements and related notes thereto, as well as "Cautionary Note Regarding Forward-Looking Statements" discussed elsewhere within this Annual Report on Form 10-K. For a listing of potential risks and uncertainties which impact our business and industry, see Item 1A, “Risk Factors.” Actual results could differ from our expectations due to several factors which include, but are not limited to: market price and demand for our products, economic and competitive conditions, capital expenditures, new technology, regulatory changes and other uncertainties. Unless otherwise required by law, we undertake no obligation to publicly update any forward-looking statements, even if new information becomes available or other events occur in the future.
Our Business
We are a technological leader in the home building products market, and we operate in two segments: Engineered Products and Aluminum Sheet Products. The Engineered Products segment manufactures systems, finished products, and components serving the original equipment manufacturer (OEM) residential window and door industry, while the Aluminum Sheet Products segment produces mill finished and coated aluminum sheet serving the broader residential building products and transportation markets.  We serve a primary customer base in North America, and also serve customers in international markets through our operating plants in the United Kingdom and Germany, as well as through sales and marketing efforts in other countries.
We have four operating divisions which comprise the Engineered Products business segment, and one operating division which comprises the Aluminum Sheet Products business segment. Other costs, including corporate office expense, certain shared administrative functions, last-in first-out (LIFO) inventory valuation adjustments and inter-segment eliminations are categorized as Corporate & Other costs. The accounting policies of our business segments are the same as those used to prepare our accompanying consolidated financial statements.
For each of our two business segments, we believe the primary drivers of our operating results are residential remodeling and replacement (R&R) activity and new home construction. We believe that housing starts and window shipments are indicators of activity levels in the home building industry, and we use this data, as published by or derived from third-party sources, to evaluate the market. In general, the rate of housing starts has increased over the past two years after a dramatic decline from 2007 through 2011 resulting from a general recession and a mortgage crisis in the United States. The recovery in the housing market has been relatively slow and growth in new home construction in the United States has been led by multi-family homes for which window to floor ratios are lower compared to mid- and higher priced homes. The current growth in single-family homes has seen the share of the large track builders increase and the smaller custom builders decrease. Multi-family and track homes typically employ lower cost, less energy efficient building materials than the vinyl window profiles and insulating glass spacers that we manufacture. Due to these circumstances, a greater portion of our business has shifted to the R&R market, which has experienced slower growth than the new construction market. The trailing 12-month window shipment results for the year ended October 31, 2013 derived from published reports by Ducker Worldwide, a consulting and research firm, indicates that volume has increased by only 3.6% for R&R window shipments on a year-over-year basis, compared to 24.2% for new construction, resulting in a combined window shipment growth rate of 10.8%.
Our Aluminum Sheet Products business segment is a commodity driven business that depends to a large extent on fluctuations in aluminum prices on the London Metals Exchange (LME), as well as fluctuations in the premium paid to ship product to and from our casting plant in Davenport, Iowa. The price of aluminum impacts our cost of raw material as well as the price we can demand for our products. Historically, aluminum prices have fluctuated due to various macro-economic factors which impact global supply and demand. LME prices have experienced a general decline in recent years.
Our business is impacted by seasonality. We historically experience lower sales during the first half of our fiscal year as winter weather reduces homebuilding and home improvement activity.
Market Overview and Outlook
Despite record highs in the United States stock market in 2013, the general United States economy has experienced slower than expected growth, although the housing industry has begun to rebound more quickly. New home construction and the level of R&R activities grew throughout 2013 and are expected to continue to grow into 2014. Although this growth is encouraging, the number of housing starts fluctuates between months, and R&R growth continues to lag the rate of recovery in new home construction. The National Association of Home Builders (NAHB) currently predicts that annual housing starts in the United States will rise to 1.2 million over the next two years. According to the United States Census Bureau and NAHB data, the number of actual housing starts has increased approximately 26% based on published data available when comparing our fiscal 2013 to the same period in 2012. We believe that the housing recovery is well underway in the United States but that there are challenges to near-term growth prospects of the fenestration and aluminum markets that we serve.
According to a recent study published by Ducker Worldwide, multi-family homes have steadily increased as a percentage of total new housing starts and are expected to reach a peak level of 30% this year. Market data such as the Leading Indicator of Remodeling Activity (LIRA) and the NAHB's Remodeling Market Index (RMI) suggest that remodeling activity will see healthy increases in the subsequent year. In their November 2013 forecast, Ducker Worldwide indicated that window shipments for the R&R markets are expected to increase from 26.6 million in 2013 to 28.1 million in 2014. We continue to believe the pace of remodeling activity will lag new construction by 12 to 18 months, and that remodeling activity will initially be concentrated on spending for lower cost items than window and doors. Therefore, we believe that a sustained increase in the demand for our products will occur later in the recovery, unless there is an unexpected increase in the energy efficient tax credits currently available to homeowners or if there are stricter regulations imposed which require more energy-efficient windows.
We could experience pricing pressure due to the entry of new competitors into the market. As conditions in the housing market improve, new window manufacturers may replace those that were forced out of business in the aftermath of the financial crisis, or one or more of our large customers may decide to vertically integrate and replace our products by developing similar products internally. Increased competition may influence the market and the price we can charge for our products. Due to pockets of excess capacity in the markets we serve, specifically the vinyl window profile market, we have observed evidence of price cutting by our competitors and we expect there will continue to be pricing pressure in the near term. We believe the key to maintaining our status as a market leader will be to take a disciplined approach to the way we seek new business opportunities and focus on providing superior value to our customers.
Outside of the United States, we continue to be optimistic about our growth prospects in Europe, particularly in the United Kingdom, Germany and Scandinavian countries, where the push for higher energy efficiency standards has been the greatest. Based on our internal analysis, we estimate the size of the insulating glass spacer markets in continental Europe and the United Kingdom to be approximately 1.4 billion feet, nearly double the size of the North American market. Moreover, older technology cold-edge spacers are still a dominant force in these regions and garner almost 60% of the total market share, compared to a significantly lower percentage in the United States. We currently operate plants in the United Kingdom and in Germany, where we recently added a third production line. We believe the investments we are currently making will enable us to become the provider of choice as demand for more energy efficient warm edge spacers grows and eventually displaces cold edge spacers.
Recovery in the United States housing market should promote demand for aluminum and support favorable LME prices, but other factors, such as growth rates and supply overhang in China, the stabilization of the European economies and fiscal challenges in the United States could continue to depress commodity prices. The volatility that has characterized commodity markets during the five years following the onset of the financial crisis may continue, and the profitability of our Aluminum Products business will fluctuate accordingly. Although the price of the scrap material we purchase is dependent to a certain extent on LME prices, the sales price of our finished goods is generally more impacted by short-term changes in LME pricing. Therefore, in periods of declining LME prices, we tend to suffer from both lower revenues and proportionately higher raw material costs. Despite initial forecasts of rising aluminum prices during 2013, the average price for the full year was fairly stagnant relative to 2012. Recent changes in rules regarding LME warehousing may cause a short-term change in overall aluminum supply in the United States, which could impact pricing. However, we do not expect the average price of aluminum to vary significantly from fiscal 2013 to fiscal 2014.
Recent Transactions and Events
In August 2013, our Board of Directors approved a plan to cease all activities associated with our enterprise resource planning (ERP) implementation based on several elements, but the primary element was the opportunity to spend the resources on a number of organic growth opportunities that are available to us today which were not available when the implementation effort began in 2010. These opportunities will require capital but offer significantly higher returns on invested capital than a continued investment in the ERP system. In conjunction with our efforts to cease the ERP implementation, we have migrated several operating units which were utilizing the ERP prior to August 2013 back to legacy systems as of October 31, 2013, although we will continue to use certain elements of the ERP at the corporate office. We expensed $1.2 million of amounts which were recorded in construction in progress. In addition, we recorded a change in accounting estimate during the fourth quarter of 2013 and have accelerated depreciation associated with certain ERP assets resulting in additional depreciation expense of $15.3 million through October 31, 2013. We expect to recognize an additional $0.5 million of depreciation expense associated with this change in estimate in fiscal 2014. Certain ERP functions associated with the corporate office are expected to continue to be used beyond the short-term and will continue to depreciate over the original useful lives of the assets. We incurred certain charges related to one-time termination benefits and contract termination costs which were not deemed significant and were expensed as incurred.

Our former Chairman, President and Chief Executive Officer, Mr. David Petratis, retired from his position effective July 8, 2013. Mr. Petratis participated in a number of our stock-based and deferred compensation plans. As a result of the forfeiture of certain awards in conjunction with the retirement, we recorded a benefit of approximately $1.2 million during 2013. In addition, we expect to pay approximately $4.7 million to Mr. Petratis within one year, which represents his vested balances under certain deferred compensation plans.
In December 2012, we acquired substantially all of the assets of Alumco Inc. and its subsidiaries (Alumco) for $22.1 million, which included a working capital adjustment received of $0.4 million, and subject to an earn-out provision for which we accrued a liability of $0.3 million as part of the purchase price allocation. As of October 31, 2013, we determined that the earn-out provision criteria would not be met and decreased expense by $0.3 million. The purchase of Alumco allowed us to expand the scope of our fenestration business to include screens for vinyl window and door manufacturers, and to expand our geographic reach throughout the United States. We believe this acquisition will allow us to build upon our national and regional OEM customer base and enhance our distribution capabilities. We recorded goodwill of $2.8 million in conjunction with this transaction which was included entirely within the Engineered Products business segment. We are currently managing this business as a separate division within the Engineered Products segment.
During the first quarter of fiscal 2012, the union employees at our casting and finishing plants associated with the Aluminum Products business went on strike. While this matter was being negotiated, our ability to provide product to our customers was impacted and our shipments declined by approximately 12 million pounds. In addition, we incurred higher material costs to purchase goods from third-party sources in order to meet our customers' supply needs. The strike ended in early 2012 and our relationship with the union has remained satisfactory since. Our results for fiscal 2012 were negatively impacted as a result of the strike. We did not incur similar costs in 2013.
In November 2011, we committed to a plan to consolidate two insulating glass facilities to obtain efficiencies following an acquisition in March 2011. The consolidation plan, in part, resulted in the closure of a plant in Barbourville, Kentucky, and the relocation of equipment that was used to manufacture the single seal, warm-edge spacer system to our facility in Cambridge, Ohio. The facility in Barbourville is currently being held for sale. The consolidation was substantially completed by August 2012, with minor residual cash payments and program costs incurred during fiscal 2013. We have realized consolidation savings in 2013 compared to 2012, primarily related to labor costs. In addition, costs incurred in conjunction with the consolidation in fiscal 2012 did not recur in 2013.
Comparison of the fiscal years ended October 31, 2013 and 2012
Consolidated Results of Operations
This table sets forth our consolidated results of operations for the twelve-month periods ended October 31, 2013 and 2012. A general explanation of changes in net sales and operating income follow, with a more detailed explanation included in the analysis of the business segments.

	For the Years Ended October 31,
	2013		2012		2013 vs. 2012
	Amounts	% of Sales	Amounts	% of Sales	$ Change	% Change
	(Dollars in millions)
Net sales	$952.6	100%	$829.0	100%	$123.6	15%
Cost of sales	799.1	84%	703.8	85%	95.3	14%
Selling, general and administrative	109.3	11%	111.6	13%	(2.3)	(2)%
Depreciation and amortization	60.5	6%	37.7	5%	22.8	60%
Asset impairment charges	1.5	—%	0.9	—%	0.6	67%
Operating income (loss)	(17.8)	(2)%	(25.0)	(3)%	7.2	(29)%
Interest expense	(0.6)	—%	(0.4)	—%	(0.2)	50%
Other, net	0.2	—%	0.2	—	—	—
Income tax benefit (expense)	6.5	1%	8.7	1%	(2.2)	(25)%
Income (loss) from continuing operations	$(11.7)	(1)%	$(16.5)	(2)%	$4.8	(29)%
The improvement in our consolidated net sales for the year ended October 31, 2013 compared to the year ended October 31, 2012 was driven primarily by an increase in shipments of 17% for our Aluminum Sheet Products segment.  Within our Engineered Products segment, net sales were higher due to the contribution from the Alumco business acquired in December 2012, which provided net sales of $49.1 million for the period from the acquisition date through October 31, 2013. The Engineered Products segment has also experienced organic growth related to our vinyl window profile business, increased sales for our insulating glass business driven by growth in Europe and an increase in demand for our engineered component business in fiscal 2013.
Our operating results improved by $7.2 million in fiscal 2013 compared to fiscal 2012. We experienced growth in sales for each business segment, coupled with cost efficiencies realized in the current year, partially offset by higher material and labor costs and higher corporate expenses.  Within the Aluminum Sheet Products business segment, our operating losses decreased by $16.1 million, as production returned to more normalized levels in 2013 following the labor strike in 2012. The strike was resolved in mid-2012, but the impact was an increase in material, labor, conversion and administrative costs which adversely affected our results for fiscal 2012. However, our aluminum business continues to be challenged by volatile LME prices and higher raw material (scrap) prices.  Operating income within the Engineered Products business segment increased by $16.8 million during fiscal 2013 compared to fiscal 2012. Operating income for 2012 was negatively affected by facility consolidation expenses that did not recur in the current year. In addition, the consolidation produced labor savings in 2013. Corporate expenses increased during fiscal 2013 primarily due to our ERP system implementation efforts and other corporate initiatives, such as information technology.
Interest expense increased slightly in fiscal 2013 compared to fiscal 2012 due to borrowings under our Senior Unsecured Credit Facility. No borrowings were outstanding at October 31, 2013.
Other, net typically includes interest income earned on our cash and cash equivalents and net foreign currency transaction gains and losses. Other, net was $0.2 million for the years ended October 31, 2013 and 2012.
Our annual effective tax rates for the years ended October 31, 2013 and 2012 were 35.7% and 34.3%, respectively. The effective tax rates were relatively consistent between years, with the variance associated with, permanent differences, foreign tax rate differential and state tax rate differentials. In addition, the 2012 results were impacted by certain nondeductible employee related items.
Engineered Products

	For the Years Ended October 31,
	2013	2012	$ Change	% Change
	(Dollars in millions)
Net sales	$555.0	$478.6	$76.4	16%
Cost of sales	419.7	355.5	64.2	18%
Selling, general and administrative	57.1	65.6	(8.5)	(13)%
Depreciation and amortization	31.4	28.1	3.3	12%
Asset impairment charges	1.5	0.9	0.6	67%
Operating income	$45.3	$28.5	$16.8	59%
Operating income margin	8%	6%
The increase in net sales for fiscal 2013 compared to fiscal 2012 was primarily attributable to the following: (1) the acquisition of Alumco on December 31, 2012, which contributed net sales of $49.1 million during the period in 2013; (2) an increase in demand for our insulating glass warm-edge spacers in Europe, particularly in Central Europe, Eastern Europe and Scandinavia, and to a lesser extent, in the United States; (3) higher sales of vinyl window and door profiles, as favorable increases in demand resulted in a higher volume of units shipped, partially offset by the effect of pricing pressure and a decrease in pass-through surcharges for resin; and (4) higher sales for our engineered components products, due largely to higher demand from a national customer. In connection with our European operations, we expanded our plant in Germany to a third production line which became operational in 2013. We expect demand for our warm-edge spacers to remain high in Europe, but to be more challenged in North America, as sales of our higher-end spacer products continue to be negatively affected by the housing downturn in Canada and the recent shift in new construction to multi-family dwellings in the United States.
Our cost of sales increased by $64.2 million, or 18%, when comparing fiscal 2013 to fiscal 2012. This increase was slightly higher than the 16% increase in net sales for the respective period. Of this increase in cost of sales, $43.0 million was related to the Alumco acquisition. In addition, we have experienced pricing pressure, as well as higher material and labor costs. The profitability of our vinyl products continues to be challenged as we have provided volume discounts for our fastest growing customers and experienced an increase in the cost of resin, which is the primary raw material used to manufacture our vinyl profiles. As sales to certain customers increase, we are obligated to provide greater price concessions in the form of volume discounts, which ultimately reduce our profit margins. We were able to pass some of the higher resin costs on to our customers through price adjustments, but we did absorb a greater proportion of this expense during recent months, as reflected in the decline in overall profit margin year-over-year. As our business grows and throughput increases, we must retain quality workers by providing higher wages, more overtime pay and supplemental indirect labor. To offset these cost increases, we are focused on improving our operational and production efficiencies to lower overall manufacturing overhead costs, although we remain challenged in certain areas, including managing our scrap costs. An increase in material costs has adversely affected our current year gross margins. We completed a plan to consolidate our insulating glass spacer facilities in North America in August 2012. Partially offsetting our increase in cost of sales was consolidation savings in fiscal 2013 totaling $4.7 million.
Our selling, general and administrative costs decreased by $8.5 million, or 13%, when comparing fiscal 2013 and fiscal 2012. During fiscal 2012, we incurred $8.0 million of insulating glass consolidation related expenses that did not recur during the current period. In addition, we estimate annual pre-tax savings as a result of this consolidation of $4.0 million. These decreases in selling, general and administration expense were partially offset by the expense associated with Alumco, which contributed $3.4 million during fiscal 2013.
Depreciation and amortization expense increased by $3.3 million, or 12%, when comparing fiscal 2013 to fiscal 2012. Of this amount, $2.8 million was related to certain intangible assets and fixed assets we acquired with the Alumco purchase transaction. In addition, we have invested approximately $17.7 million for capital improvements during the twelve months ended October 31, 2013, which has resulted in additional depreciation expense compared to fiscal 2012.
We recorded an impairment loss of $1.5 million during fiscal 2013. Of this amount, $0.7 million was related to a write-down of certain land held for sale in Arizona, and $0.8 million was related to a write-down of the facility held for sale in Barbourville, Kentucky, as well as certain other fixed assets of our insulating glass business. For fiscal 2012, we recorded an impairment loss of $0.9 million associated with our facility in Barbourville, Kentucky.
Aluminum Sheet Products

	For the Years Ended October 31,
	2013	2012	$ Change	% Change
	(Dollars in millions)
Net sales	$410.4	$362.3	$48.1	13%
Cost of sales	394.5	361.6	32.9	9%
Selling, general and administrative	9.9	10.2	(0.3)	(3)%
Depreciation and amortization	7.0	7.6	(0.6)	(8)%
Operating (loss) income	$(1.0)	$(17.1)	$16.1	(94)%
Operating (loss) income margin	—%	(5)%
Shipped pounds (in millions)	296	253	43	17%
Net sales for our Aluminum Sheet Products business segment increased by $48.1 million, or 13% in fiscal 2013 compared to fiscal 2012. The primary driver of this increase in sales was an increase in the volume of pounds shipped of 17% during this period. The benefit received from the volume increase was partially offset by lower aluminum prices, evidenced by lower-than-expected LME pricing. Based on published reports, LME aluminum pricing per pound decreased 7% during fiscal 2013 compared to fiscal 2012. Furthermore, we have experienced a continued shift in our business from value-added painted sheet to mill finished products, which command a lower sales price and less favorable profit margins. We resolved a labor strike during the second quarter of 2012 which we estimate reduced our shipments by approximately 12 million pounds in fiscal 2012.
Cost of sales increased by 9% in fiscal 2013 compared to fiscal 2012. The changes in cost of sales were consistent with the percent changes in net sales for these periods, except margins were more favorable in 2013. As a result of the strike that occurred during 2012, we incurred higher third-party processing (labor) and material costs as we purchased semi-finished coil from outside parties to fulfill customer orders, as we did not have the labor necessary to run our casting facility at full capacity. In 2013, we did not incur these outside service costs. However, our operations were unfavorably impacted by the volatility of aluminum commodity prices. We continue to focus on operating efficiencies to improve our margins. We emphasize quality service to our customers and preventive maintenance to yield positive results for our Aluminum Sheet Products business segment. We invested heavily in repair and maintenance costs in fiscal 2012, which contributed to a decline in repair in maintenance costs in fiscal 2013 of $1.7 million. In addition, our energy costs declined in fiscal 2013 by $0.8 million, partially due to intermittent power outages at our casting and finishing plants, which resulted in slowed production and some rework of our aluminum sheet products.
The installation of the new paint oven at our finishing facility in Alabama was completed in 2013 at a total cost of $10.3 million and has been returned to operation. We believe this capital expenditure will be essential to improving the quality of our painted sheet product and better position us to compete in the market. As long as LME prices continue to hover at historical lows, improvement in the profitability of our Aluminum Sheet Products segment will depend in part on painted sheet becoming a greater share of our total shipments.

Selling, general and administrative expense decreased by $0.3 million, or 3%, during fiscal 2013 compared to fiscal 2012. This decrease was attributable to a decline in outside service costs, some of which was labor strike related in 2012, and lower other professional service costs, partially offset by higher health insurance costs and other employee related expenses.
Depreciation and amortization expense decreased by $0.6 million, or 8%, during fiscal 2013 compared to fiscal 2012. This decrease was associated with the acceleration of the remaining useful lives of several assets that were taken out of service during 2012. For the twelve months ended October 31, 2013, we have invested $12.7 million in equipment for the Aluminum Sheet Products business segment. The increase in depreciation expense associated with these new assets was partially offset by assets that became fully depreciated during the year and were retired.
Corporate & Other

	For the Years Ended October 31,
	2013	2012	$ Change	% Change
	(Dollars in millions)
Net sales	$(12.7)	$(11.9)	$(0.8)	7%
Cost of sales	(15.1)	(13.3)	(1.8)	14%
Selling, general and administrative	42.3	35.8	6.5	18%
Depreciation and amortization	22.2	1.9	20.3	1068%
Operating income	$(62.1)	$(36.3)	$(25.8)	71%
Net sales for Corporate & Other consist of the elimination of inter-segment sales from the Aluminum Sheet Products business segment to the Engineered Products business segment, and cost of sales includes an offsetting elimination, as well as any other eliminations. In addition, for the year ended October 31, 2013 and 2012, we recorded a benefit of $2.6 million and $1.7 million, respectively, for our LIFO accrual adjustments. The change in the LIFO reserve during fiscal year 2013 was due primarily to a decrease in inventory levels for our Aluminum Sheet Product business segment. In fiscal year 2012, the change related primarily to a decrease in aluminum pricing levels.
In 2010, we adopted an implementation plan with regards to a new enterprise resource planning software. We began the implementation pursuant to this plan, and we incurred costs, of which a portion was expensed and a portion was capitalized as a fixed asset. In connection with this implementation, the amounts expensed as selling, general and administrative expense during the years ended October 31, 2013 and 2012 was $ 10.0 million and $5.5 million, respectively. The initial phase of the ERP implementation was effective March 2013, and we capitalized an asset totaling approximately $20.3 million. We continued to incur costs associated with this initial phase during the succeeding months after the asset was capitalized, all of which was expensed as incurred in accordance with U.S. GAAP. In addition, we began incurring costs pursuant to the next phase of the ERP implementation, a portion of which was expensed and a portion capitalized. Concurrently, we incurred incremental costs related to additional personnel and consultants to support the implementation effort. These costs were the primary contributors to the increase in selling, general and administrative expense at Corporate for fiscal 2013 compared to fiscal 2012. We also recorded $0.7 million of incremental costs related to our self-insured worker's compensation program; higher costs associated with stock-based compensation expense on a year-over-year basis, partially offset by the benefit associated with other forfeited awards under our compensation plans for which the value is based on our common stock price; higher employee training costs; and transaction costs of $1.0 million incurred in early 2013 associated with the Alumco acquisition. These increases were partially offset by lower incentive accruals based on earnings.
The increase in depreciation and amortization expense of $20.3 million for fiscal 2013 compared to fiscal 2012, was primarily related to accelerated depreciation associated with our ERP system. In August 2013, our Board of Directors approved a plan to cease all activities associated with our ERP implementation. Effective October 31, 2013, we transitioned our manufacturing operations that were using the ERP system to legacy systems. We expensed $1.2 million of construction in progress in August 2013. In addition, we incurred one-time termination benefits and minimal contract termination costs during the fourth quarter of 2013. We accelerated depreciation for the first phase of this ERP implementation which resulted in incremental depreciation expense of $15.3 million. In addition, in April 2013, we capitalized an office build-out associated with the new corporate offices in Houston, Texas.

Comparison of the fiscal years ended October 31, 2012 and 2011
Consolidated Results of Operations
This table sets forth our consolidated results of operations for the twelve-month periods ended October 31, 2012 and 2011. A general explanation of changes in net sales and operating income follow, with a more detailed explanation included in the analysis of the business segments.

	For the Years Ended October 31,
	2012		2011		2012 vs. 2011
	Amounts	% of Sales	Amounts	% of Sales	$ Change	% Change
	(Dollars in millions)
Net sales	$829.0	100%	$848.3	100%	$(19.3)	(2)%
Cost of sales	703.8	85%	712.1	84%	(8.3)	(1)%
Selling, general and administrative	111.6	13%	84.0	10%	27.6	33%
Depreciation and amortization	37.7	5%	33.9	4%	3.8	11%
Asset impairment charges	0.9	—%	1.8	—%	(0.9)	(50)%
Operating income (loss)	(25.0)	(3)%	16.5	2%	(41.5)	(252)%
Interest expense	(0.4)	—%	(0.4)	—%	—	—
Other, net	0.2	—%	(0.5)	—	0.7	(140)%
Income tax benefit (expense)	8.7	1%	(6.5)	(1)%	15.2	(234)%
Income (loss) from continuing operations	$(16.5)	(2)%	$9.1	1%	$(25.6)	(281)%
The decline in net sales for fiscal 2012 compared to the fiscal 2011 was driven by reduced aluminum shipments and lower aluminum prices within the Aluminum Sheet Products segment as net sales declined by $78.2 million during fiscal 2012 compared to fiscal 2011. The segment experienced a strike at two of its facilities in Davenport, Iowa, during fiscal 2012 which had a significant negative impact on shipments.
Operating income declined for fiscal 2012 by $41.5 million, compared to fiscal 2011, with the majority of the decrease at the Aluminum Sheet Products segment. Fiscal 2012 was negatively impacted by the strike which resulted in direct strike related losses coupled with additional strike related inefficiencies, lower aluminum shipments and lower aluminum prices. Additionally, we incurred costs associated with the consolidation of two insulating glass plants totaling $9.0 million, and an incremental increase of $5.4 million in costs associated with our ERP implementation effort at Corporate.
Interest expense for the years ended October 31, 2012 and 2011 was consistent at $0.4 million. No amounts were borrowed under our revolving credit facility during fiscal years 2012 and 2011.
Other, net typically includes interest income earned on excess cash and cash equivalents, as well as foreign currency transaction gains and losses related to our foreign insulating glass businesses. For the year ended October 31, 2012, other, net represented a gain of $0.2 million compared to a loss of $0.5 million in fiscal 2011. The change was primarily due to a decline in net foreign currency transaction losses of $0.9 million associated with foreign currency denominated receivables in fiscal 2011.
Our effective tax rate for the years ended October 31, 2012 and 2011 was 34.3% and 41.5%, respectively. We recorded a pre-tax loss for 2012 and the overall decrease in the effective tax rate between periods reduced our tax benefit and was largely attributable to a state valuation allowance and nondeductible employee related items in fiscal 2012.

Engineered Products

	For the Years Ended October 31,
	2012	2011	$ Change	% Change
	(Dollars in millions)
Net sales	$478.6	$420.3	$58.3	14%
Cost of sales	355.5	314.9	40.6	13%
Selling, general and administrative	65.6	48.0	17.6	37%
Depreciation and amortization	28.1	25.3	2.8	11%
Asset impairment charges	0.9	1.8	(0.9)	(50)%
Operating income	$28.5	$30.3	$(1.8)	(6)%
Operating income margin	6%	7%
Net sales increased by $58.3 million, or 14%, for the year ended October 31, 2012 compared to the year ended October 31, 2011. This increase in sales was largely attributable to: (1) the acquisition of Edgetech on March 31, 2011, which contributed a full twelve months of operating results in 2012 compared to only seven months of operating results in 2011, resulting in a year-over-year increase in net sales of $32.0 million; (2) an increase in vinyl fenestration extrusion sales, partially attributable to an increase in market share at “big box” stores by a large customer that uses our products and manufactures mid- to high-end wood and vinyl windows; and (3) increased demand for our warm-edge spacer products in Europe due to changing codes and standards. Partially offsetting these improvements was the effect of tax credits in the United States in early fiscal 2011 which expired on December 31, 2010, thereby benefiting fiscal 2011 but not fiscal 2012. The overall increase in organic net sales was approximately a 6% improvement year-over-year, which exceeded the market performance, if measured based on the published information by Ducker Worldwide, which indicated that in the United States, the window shipments for R&R market were down by 6.6% and the overall window shipments were up only by 1.4% for the twelve-month period ended in September 30, 2012. While we believe we are competitively strong in our energy efficient product offerings, the higher price points often associated with these higher-end products may limit sales volumes in times of tight credit conditions and low consumer confidence.
Cost of sales increased by $40.6 million, or 13%, for the year ended October 31, 2012 compared to the year ended October 31, 2011. The increase in cost of sales was consistent with the increase in net sales during the period, with a slight increase in net sales less cost of sales (contribution margin) for fiscal 2012. The favorable increase in contribution margin was partially associated with the Edgetech acquisition, which contributed twelve months of operating results in 2012 compared to seven months of operating results in 2011, and resulted in a non-cash charge of $1.9 million in 2011 associated with higher inventory values, and thus higher material costs, resulting from purchase accounting. The increase in contribution margin was also attributable to pricing initiatives, cost controls, productivity improvements and favorable warranty experience. One pricing initiative was the oil-based raw material surcharge which was initiated on May 1, 2011 related to certain insulating glass spacer operations. This surcharge enabled us to offset the higher cost of butyl, a key raw material that is highly correlated to the price of oil. In addition, we recorded a benefit of $0.8 million associated with a reduction of our warranty reserve requirements based on favorable experience, compared to a charge to the reserve in 2011 of $1.9 million associated with a discontinued product. Partially offsetting these favorable results was the negative impact of customer mix and an increase in freight costs incurred to ship spacer product overseas to support the increase in international demand.
Selling, general and administrative expense increased by $17.6 million, or 37% for the year ended October 31, 2012 compared to the year ended October 31, 2011. Of this amount, $6.3 million was incremental costs associated with the Edgetech acquisition, which provided a full twelve months of operating results in 2012 compared to seven months of operating activity in 2011. In addition, we initiated a consolidation program to close our insulating glass spacer manufacturing facility in Barbourville, Kentucky and move the operation to our insulating glass spacer manufacturing facility in Cambridge, Ohio. The facility consolidation was completed in August 2012. We recorded $9.0 million of consolidation costs in 2012 consisting of $3.4 million for employee-related costs and $5.6 million for plant closure, equipment moving and set up costs. During fiscal 2011, we incurred $1.1 million of consolidation costs related to another facility, which was accrued as a lease termination cost after taking into account potential sublease rentals. In addition, we incurred higher compensation costs associated with annual incentives. These benefits were partially offset by a net gain of $1.0 million associated with insurance proceeds received from a property claim.
Depreciation and amortization expense increased by $2.8 million, or 11%, for the year ended October 31, 2012 compared to the year ended October 31, 2011. This increase was largely due to the Edgetech acquisition, which provided incremental depreciation and amortization expense of $3.4 million in 2012. Partially offsetting this increase in depreciation and amortization expense was $0.3 million of accelerated depreciation related to the plant consolidation recognized in the first quarter of 2011.
We recorded a $0.9 million impairment charge for the year ended October 31, 2012, of which $0.6 million is related to the roof collapse of our facility in Barbourville, Kentucky. For the year ended October 31, 2011, we recorded a $1.6 million non-

cash asset impairment charge related to the real property in Barbourville, Kentucky; we recorded this charge when we made the decision to sell this facility and to consolidate this facility's assets into our operating plant in Cambridge, Ohio.
Our operating income declined in fiscal 2012 compared to fiscal 2011 as the contributions from the Edgetech acquisition, higher vinyl fenestration sales and improved sales of warm-edge spacer were offset by the consolidation costs associated with the insulating glass business and start-up costs associated with the warm-edge spacer business.
Aluminum Sheet Products

	For the Years Ended October 31,
	2012	2011	$ Change	% Change
	(Dollars in millions)
Net sales	$362.3	$440.5	$(78.2)	(18)%
Cost of sales	361.6	406.8	(45.2)	(11)%
Selling, general and administrative	10.2	8.1	2.1	26%
Depreciation and amortization	7.6	8.5	(0.9)	(11)%
Operating (loss) income	$(17.1)	$17.1	$(34.2)	(200)%
Operating (loss) income margin	(5)%	4%
Shipped pounds (in millions)	253	277	(24)	(9)%
Net sales decreased by $78.2 million, or 18%, for the year ended October 31, 2012 compared to the year ended October 31, 2011 due to a 9% decline in volume shipped and 10% decrease in the average selling price of our products in fiscal 2012. Shipments decreased by 24 million pounds in 2012, which was largely attributable to: (1) the strike which occurred during the second quarter of 2012 and was directly related to a decline in volume of approximately 12 million pounds; (2) reliability and quality issues, some of which were indirectly related to the strike and the use of outside processors; and (3) the demand for our products was low during the early months of our fiscal year 2012 due to the expiration of the government-supported window tax credit program during the fiscal year 2011. The underperformance of our Aluminum Products business was also attributable to a relatively weaker demand in the residential sector, where we have a large presence, compared to stronger demand for the distribution and transportation sectors, where we have a smaller presence. The decrease in the selling price of our products was primarily related to lower LME aluminum prices in the comparative periods. LME aluminum prices are the most commonly used index for correlating aluminum sheet prices and have averaged around $0.95 per pound in fiscal 2012 compared to about $1.10 per pound in the fiscal year 2011.
Cost of sales decreased by $45.2 million, or 11%, for the year ended October 31, 2012 compared to the year ended October 31, 2011. As a percentage, cost of sales declined 11% year-over-year while net sales declined 18% for the same period. This decrease in cost of sales was largely attributable to lower shipments, a result of the strike that occurred in the second quarter of 2012. In addition, we incurred higher employee related costs following the strike. The decline in activity levels impacted our variable costs, but our fixed costs remained relatively constant. As a result, our fixed costs represented a greater portion of total costs, so our overall cost of sales did not decline at the same rate as net sales. Further, our material costs were impacted by the volatility of LME aluminum commodity prices, although not to the extent of impact to the selling price of our products. We also incurred higher repair and maintenance costs for fiscal 2012 compared to fiscal 2011.
Selling, general and administrative costs increased by $2.1 million, or 26%, for the year ended October 31, 2012 compared to the year ended October 31, 2011. Of this increase, $1.0 million was directly related to the strike, including costs for negotiating activities, legal fees and security. The strike began on January 20, 2012, and included approximately 240 employees at two of our facilities located in Davenport, Iowa. During the strike, we offered permanent positions to temporary workers, the majority of which were accepted. Shortly after, the union ended the strike.  A new five-year agreement was eventually ratified in September 2012.  In addition to the direct expenses associated with the strike, we incurred additional expense during the period between when the strike ended and when the new agreement was ratified due to inefficiencies and employee related costs.
Depreciation and amortization expense decreased by $0.9 million, or 11%, for the year ended October 31, 2012 compared to the year ended October 31, 2011. This decrease in 2012 is due to the run-off of depreciation related to certain assets which had reached the end of their depreciable lives by the end of 2011. In addition, during fiscal 2011, we changed our estimate of the remaining useful lives of certain operating assets which resulted in an acceleration of depreciation which did not recur in fiscal 2012.
Our operating income decreased by $34.2 million to an operating loss of $17.1 million in 2012 from an operating income of $17.1 million in 2011. This decrease is due to reduced volume, higher costs associated with purchasing semi-finished aluminum coils from third parties, higher conversion costs associated with the processing of semi-finished coils into finished sheet, and the impact of lower throughput which was exacerbated by a general decline in LME aluminum prices. Our operating income and margins are impacted by changes in LME aluminum prices; LME aluminum prices averaged around $0.95 per pound in fiscal year 2012, a 14% drop compared to fiscal year 2011, with a corresponding decline in aluminum scrap costs. Our Aluminum Products business is a high fixed cost business, so as volume of shipments drops, our ability to substantially reduce operating costs is limited, which thus results in a decline in our operating income.
Corporate & Other

	For the Years Ended October 31,
	2012	2011	$ Change	% Change
	(Dollars in millions)
Net sales	$(11.9)	$(12.5)	$0.6	(5)%
Cost of sales	(13.3)	(9.6)	(3.7)	39%
Selling, general and administrative	35.8	27.9	7.9	28%
Depreciation and amortization	1.9	0.1	1.8	1,800%
Operating income (loss)	$(36.3)	$(30.9)	$(5.4)	17%
The net sales amounts represent inter-segment revenue eliminations between the Engineered Products business and the Aluminum Sheet Products business segments.
The cost of sales amounts represent LIFO accrual adjustments, and inter-segment eliminations between the Engineered Products business and the Aluminum Sheet Products business segments. For the years ended October 31, 2012 and 2011, we recorded a benefit of $1.7 million and an expense of $2.3 million, respectively, for LIFO accrual adjustments. The changes in the LIFO reserve are largely due to changes in aluminum pricing for ending inventories.
Selling, general and administrative expense increased by $7.9 million or 28%, for the year ended October 31, 2012 compared to the year ended October 31, 2011. The increase was largely attributable to higher costs associated with our company-wide ERP project initiative, which began in 2011 whereby we sought to implement a computer system to support the drive for long-term organic growth and reduce the number of disparate systems in favor of a single standard system supported by a common set of processes. Expenses related to the ERP implementation totaled $5.5 million for fiscal 2012 compared to $1.5 million for fiscal 2011. In addition, in the fiscal year 2012, we incurred higher incentive and stock based compensation costs, higher mark-to-market expense associated with our deferred compensation plan, and higher costs related to higher headcount and employee costs, in support of the our strategic and operational initiatives. Partially offsetting these year-over-year expense increases were transaction related costs of approximately $4.1 million incurred in fiscal 2011 associated with business acquisitions.
Depreciation and amortization expense increased by $1.8 million for the year ended October 31, 2012 compared to the year ended October 31, 2011, due primarily to the 2012 implementation of the human capital management module of the ERP system, which provided $1.5 million of incremental depreciation expense during fiscal 2012. The remainder of the increase was primarily related to the depreciation of other equipment, hardware and software acquired in 2012.
Liquidity and Capital Resources
Our principal sources of funds are cash on hand, cash flow from operations, and borrowings under our $150 million Senior Unsecured Revolving Credit Facility (the Credit Facility).  As of October 31, 2013 we had $49.7 million of cash and equivalents, $139.0 million of availability under the Credit Facility and outstanding debt of $0.9 million, of which no amounts were outstanding under our Credit Facility.
Cash and cash equivalents decreased by $21.5 million during fiscal 2013 due primarily to the Alumco asset acquisition, capital investments in our manufacturing facilities, the ERP implementation project, dividends paid and on-going operational activities, partially offset by cash generated from operations.
Our strategy for deploying cash is to invest in organic growth opportunities, develop our infrastructure and make strategic acquisitions. Other uses of cash include paying cash dividends to our shareholders and opportunistically repurchasing our common stock. Any excess cash and cash equivalents are invested in overnight money market funds. The funds are diversified by security type across Treasuries, Government Agencies and Prime Corporate. These funds are all AAA-rated, approved by the National Association of Insurance Commissioners and compliant with Rule 2A-7 of the Investment Company Act of 1940. Our investments are diversified across multiple institutions that we believe are financially sound. We intend to remain in highly rated money market funds, financial institutions and treasuries following a prudent investment philosophy. From time to time, to prepare for potential disruption in the money markets, we may temporarily move funds into operating bank accounts of highly-rated financial institutions to meet on-going operational liquidity requirements. We did not experience any material losses on our cash and marketable securities investments during the years ended October 31, 2013, 2012 and 2011.

Prior to January 28, 2013, we maintained a $270.0 million senior unsecured revolving credit facility (the Retired Facility) which had been executed on April 23, 2008 and was scheduled to mature on April 23, 2013. The Retired Facility provided for up to $50.0 million of standby letters of credit, limited based on availability, as defined. Amounts borrowed under the facility were to bear interest at a spread above the London Interbank Borrowing Rate (LIBOR) based on a combined leverage and ratings grid. In addition, the Retired Facility contained restrictive debt covenants, as defined in the indenture, and contained certain limits on additional indebtedness, asset or equity sales and acquisitions. During the fiscal years ended October 31, 2012 and 2011 and for the period from November 1, 2012 through January 28, 2013, we were in compliance with our debt covenants and did not borrow funds pursuant to the Retired Facility.
On January 28, 2013, we replaced the Retired Facility by entering into a new $150 million senior unsecured revolving credit facility that has a five-year term, maturing on January 28, 2018, and which permits aggregate borrowings at any time of up to $150 million, with a letter of credit sub-facility, a swing line sub-facility and a multi-currency sub-facility. Borrowings denominated in U.S dollars bear interest at a spread above LIBOR or a base rate derived from the prime rate. Foreign denominated borrowings bear interest at a spread above the LIBOR applicable to such currencies. Subject to customary conditions, we may request that the aggregate commitments under the Credit Facility be increased by up to $100 million, with total commitments not to exceed $250 million.
The Credit Facility requires us to comply with certain financial covenants, the terms of which are defined therein. Specifically, we must not permit, on a quarterly basis, our ratio of consolidated EBITDA to consolidated interest expense as defined (Minimum Interest Coverage Ratio), to fall below 3.00:1 or our ratio of consolidated funded debt to consolidated EBITDA, as defined (Maximum Consolidated Leverage Ratio), to exceed 3.25:1. The Maximum Consolidated Leverage Ratio is the ratio of consolidated EBITDA to consolidated interest expense, in each case for the previous four consecutive fiscal quarters. EBITDA is defined by the indenture to include proforma EBITDA of acquisitions and to exclude certain items such as goodwill and intangible asset impairments and certain other non-cash charges and non-recurring items. Subject to our compliance with the covenant requirements, the amount available under the Credit Facility is a function of: (1) our trailing twelve month EBITDA; (2) the Minimum Interest Coverage Ratio and Maximum Consolidated Leverage Ratio allowed under the Credit Facility; and (3) the aggregate amount of our outstanding debt and letters of credit. As of October 31, 2013, we were in compliance with the financial covenants set forth in the Credit Facility, as indicated in the table below:

	Required		Actual
Minimum Interest Coverage Ratio	No less than	3.00:1	70.29:1
Maximum Consolidated Leverage Ratio	No greater than	3.25:1	0.16:1
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
We believe that we have sufficient funds and adequate financial resources available to meet our anticipated liquidity needs. We also believe our cash balances and cash flow from operations will be sufficient in the next twelve months and foreseeable future to finance our anticipated working capital requirements, capital expenditures, debt service requirements, environmental expenditures, and dividends.
For the period from January 28, 2013 through October 31, 2013, we borrowed and repaid $23.5 million under the Credit Facility, and thus had no outstanding borrowings at October 31, 2013. The weighted average interest rate on outstanding borrowings during the period from January 28, 2013 through October 31, 2013 was 1.33%. Our borrowing rate under the Credit Facility was 3.25% and 1.20% for the swing line sub facility and the revolver, respectively, at October 31, 2013. The amount available to us for use under the Credit Facility as of October 31, 2013 was limited to $139.0 million and we had outstanding letters of credit of $6.2 million.

The following table summarizes our cash flow results for the years ended October 31, 2013, 2012 and 2011:

	Year Ended October 31,
	2013	2012	2011
	(In millions)
Cash flows from operating activities	$43.5	$26.5	$52.9
Cash flows used in investing activities	(59.7)	(41.7)	(135.4)
Cash flows used in financing activities	$(4.9)	$(3.9)	$(14.9)
Highlights from our cash flow results for the fiscal years ended October 31, 2013, 2012 and 2011 were as follows:
Operating Activities
Cash provided by operating activities increased by $17.0 million for the year ended October 31, 2013 compared to the year ended October 31, 2012. An increase in sales revenue and the timing of receivable collections contributed to higher gross cash inflows in 2013, which was partially offset by the timing of the payments made to fund raw material purchases and other commitments, higher bonus payments, customer rebates, non-capitalized ERP expenditures, and transaction costs of approximately $1.0 million related to the Alumco acquisition which occurred in December 2012.
Cash provided by operating activities decreased by $26.4 million for the year ended October 31, 2012 compared to the year ended October 31, 2011. This decrease was primarily due to lower earnings, build-up of inventory balances, the timing of payments associated with trade payables, a non-recurring expense of $8.7 million associated with the insulating glass plant consolidation, and an increase of $2.3 million in our pension contributions.
Working capital was $114.4 million, $123.1 million and $140.3 million for the years ended October 31, 2013, 2012 and 2011, respectively.
Investing Activities
Cash used for investing activities increased by $18.0 million for the year ended October 31, 2013 compared to the year ended October 31, 2012. These funds were used to purchase Alumco for $22.1 million, partially offset by a decrease in net capital expenditures of $4.9 million. Excluding the ERP implementation project, our primary capital project undertaken during 2013 was the installation of a new paint oven at one of our aluminum finishing facilities. Capital spending for the ERP project for the year ended October 31, 2013 was $5.9 million compared to $15.1 million for fiscal 2012.
Cash used for investing activities decreased by $93.7 million for the year ended October 31, 2012 compared to the year ended October 31, 2011. Of this amount, $110.8 million was used in 2011 for business acquisitions, with no such transactions in 2012, partially offset by an increase in cash used for capital expenditures in 2012 of $17.6 million.
At October 31, 2013, we had firm purchase commitments of approximately $2.4 million for the purchase or construction of capital assets. We plan to fund these capital expenditures through cash from our operations.
Financing Activities
For the years ended October 31, 2013, 2012 and 2011, cash used for financing operations included payment of dividends of $5.9 million, $5.9 million and $6.0 million, respectively; and net repayments of long-term debt of $0.6 million, $0.3 million and $0.3 million, respectively. Cash used for financing activities for the years ended October 31, 2012 and 2011 included amounts used to purchase treasury stock of $1.3 million and $10.1 million, respectively. There were no purchases of treasury stock for the year ended October 31, 2013. Partially offsetting these uses of cash were cash receipts associated with the issuance of common stock pursuant to stock option exercises which provided $2.6 million, $3.0 million and $0.9 million for the year ended October 31, 2013, 2012 and 2011, respectively.

Contractual Obligations and Commercial Commitments
The following table summarizes our known contractual obligations and commitments as of October 31, 2013:

	Payments Due by Period
	Total	2014	2015-2016	2017-2018	Thereafter
Contractual Obligations:	(In thousands)
Long-term debt, including interest(1)	$956	$191	$329	$227	$209
Operating leases(2)	32,053	7,021	10,471	6,454	8,107
Unconditional purchase obligation(3)	500	500	—	—	—
Total contractual cash obligations(4)	$33,509	$7,712	$10,800	$6,681	$8,316

(1)	Interest on our long-term debt was computed using rates in effect at October 31, 2013.

(2)	Operating leases include facilities, light vehicles, forklifts, office equipment and other operating equipment.

(3)	The unconditional purchase obligation consists of scrap aluminum purchases.

(4)	This table excludes tax reserves recorded in accordance with ASC Topic 740 “Income Taxes,” as we are unable to reasonably estimate the timing of future cash flows related to these reserves.
During fiscal 2014, we expect to contribute approximately $1.1 million to our pension plan to meet our 100% funding threshold and maintain minimum contribution requirements. Pension contributions beyond 2014 cannot be determined since the amount of any contribution is heavily dependent on the future economic environment and investment returns on pension plan assets. Obligations are based on current and projected obligations of the plans, performance of the plan assets, if applicable, and any participant contributions. At October 31, 2013, we have recorded a long-term liability for deferred pension and postretirement benefits totaling $3.7 million. We believe the effect of the plans on liquidity is not significant to our overall financial condition.
Our supplemental benefit plan and deferred compensation plan liabilities fluctuate based on changes in the market value of certain equity securities, including our common stock. As of October 31, 2013, our liability under the supplemental benefit plan and the deferred compensation plan was approximately $3.6 million and $6.7 million, respectively. Of this amount, we expect to settle approximately $1.8 million and $3.4 million respectively, within one year as a result of the recent separation of three of our executive officers in 2013.
The following table reflects other commercial commitments or potential cash outflows that may result from a contingent event, such as a need to borrow short-term funds for liquidity purposes.

	Amount of Commitment Expiration per Period
	Total	2014	2015-2016	2017-2018	Thereafter
Other Commercial Commitments:	(In thousands)
Standby letters of credit	$6,200	$5,490	$—	$—	$710
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as such term is defined in the rules promulgated by the SEC, that we believe would be material to investors and for which it is reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Effects of Inflation
Although inflation does impact the cost of raw materials, labor and overhead, we are generally able to recover this cost through pricing. The effect of price inflation in the United States in 2013 as compared to prior years has remained relatively low. Therefore, we believe inflation has not had a significant effect on our earnings or financial position.
Critical Accounting Policies and Estimates
The preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) requires us to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. Estimates and assumptions about future events and their effects cannot be perceived with certainty. Estimates may change as new events occur, as more experience is acquired, as additional information becomes available and as our operating environment changes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, and that we believe provide a basis for making judgments about the carrying value of assets and liabilities that are not readily available through open market quotes. We must use our judgment with regards to uncertainties in order to make these estimates. Actual results could differ from these estimates.
We believe the following are the most critical accounting policies used in the preparation of our consolidated financial statements as well as the significant judgments and uncertainties affecting the application of these policies. We consider an estimate to be critical if it is subjective and if changes in the estimate using different assumptions would result in a material impact to our financial position or results of operations.
Revenue Recognition
We recognize revenue when products are shipped and the title has passed to the customer. Revenue is deemed to be realized or earned when the following criteria is met: (a) pervasive evidence that a contractual sales arrangement exists; (b) delivery has occurred; (c) the price to the buyer is fixed or determinable; and (d) collection is reasonably assured. Sales allowances and customer incentives are treated as reductions to revenue and are provided for based on historical experience and current estimates.
Allowance for Doubtful Accounts
We record trade accounts receivable at billed amounts, less an allowance for doubtful accounts. This allowance is established to estimate the risk of loss associated with our trade receivables which may arise due to the inability of our customers to pay or due to changes in circumstances. The allowance is maintained at a level that we consider appropriate based on factors that affect collectability, including: (a) historical trends of write-offs, recoveries and credit losses; (b) the credit quality of our customers; and (c) projected economic and market conditions. Different assumptions or changes in economic circumstances could result in changes to the allowance. Our historical bad debt expense for the fiscal period has approximated 0.07% of net sales. If bad debt expense increased by 1% of net sales, the impact would have been an increase in net loss of $6.1 million and $5.4 million for the years ended October 31, 2013 and 2012, respectively, and a decrease in net income of $5.0 million for the year ended October 31, 2011.
Environmental Contingencies
We are subject to extensive laws and regulations concerning the discharge of materials into the environment and the remediation of chemical contamination. To satisfy such requirements, we invest in capital and record expense associated with remediation efforts on an on-going basis. We accrue for remediation obligations using our best estimates and we adjust these accruals as further information becomes available and circumstances further develop. Our estimates may change substantially depending on information about the nature and extent of contamination, appropriate remediation technologies, and regulatory approvals. In accruing for environmental remediation liabilities, costs of future expenditures are not discounted to their present value, unless the amount and timing of the expenditures are fixed or reliably determinable. Legal costs are expensed as incurred except incremental direct costs of the remediation effort which are accrued as part of the measurement of the environmental remediation liability. When environmental laws might be deemed to impose joint and several liability for the costs of responding to contamination, we accrue our allocable share of the liability taking into account the number of parties participating, their ability to pay or access to resources, the volumes and nature of the wastes involved, the nature of anticipated response actions and the nature of our alleged connections. Recoveries of environmental remediation costs from other parties are recorded as assets when the receipt of funds is deemed probable. Unanticipated changes in circumstances and/or legal requirements could extend the length of time over which we pay our remediation costs or could increase actual cash expenditures for remediation in any period.
Impairment or Disposal of Long-Lived Assets
Property, Plant and Equipment and Intangible Assets with Defined Lives
We make judgments and estimates in conjunction with the carrying value of our long-term assets, including property, plant and equipment, and identifiable intangibles. These judgments may include the basis for capitalization, depreciation and amortization methods and the useful lives of the underlying assets. In accordance with U.S. GAAP, we review the carrying values of these assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We determine that the carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value exceeds the sum of the undiscounted cash flows and after considering alternate uses for the asset, an impairment charge would be recorded in the period in which such review is performed. We measure the impairment loss as the amount by which the carrying amount of the long-lived asset exceeds its fair value. Fair value is determined by reference to quoted market prices in active markets, if available, or by calculating the discounted cash flows associated with the use and eventual disposition of the asset. Therefore, if there are indicators of impairment, we are required to make long-term forecasts of our future revenues and costs related to the assets subject to review. Forecasts require assumptions a bout demand for our products and future market conditions. Although there may be no indicators of impairment in the current period, unanticipated changes to assumptions or circumstances in future periods could result in an impairment charge in the period of the change. For the years ended October 31, 2013, 2012 and 2011, we recorded asset impairment charges of $1.5 million, $0.9 million and $1.8 million, respectively.
We monitor relevant circumstances, including industry trends, general economic conditions, and the potential impact that such circumstances might have on the valuation of our identifiable intangibles. Events and changes in circumstances that may cause a triggering event and necessitate such a review include, but are not limited to: a decrease in sales for certain customers, improvements or changes in technology, and/or a decision to phase-out a trademark or trade name. Such events could negatively impact the carrying value of our identifiable intangibles. It is possible that changes in such circumstances or in the numerous variables associated with the judgments, assumptions, and estimates made by us in assessing the appropriate valuation of our identifiable intangibles could require us to further write down a portion of our identifiable intangibles and record related non-cash impairment charges in the future. We apply a variety of techniques to establish the carrying value of our intangible assets, including the relief from royalty and excess current year earnings methods.
Goodwill
The acquisition method of accounting for business combinations requires us to make use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the net tangible and identifiable intangible assets. In accordance with U.S. GAAP, we review various qualitative factors to determine whether we believe there are indicators of impairment associated with goodwill or other indefinite lived intangible assets. If no impairment is indicated, no additional testing is required. Otherwise, we perform a goodwill impairment test annually as of August 31, or more often if there are indicators of impairment due to changes in circumstances or the occurrence of certain events. The test for impairment of goodwill requires a two-step approach as prescribed in ASC Topic 350 “Intangibles - Goodwill and Other” (ASC 350). The first step of the impairment test is to compare the carrying value of each reportable unit, including goodwill, to the fair value as determined using various valuation methods or a weighting of several such methods. If the fair value exceeds the carrying value, no further testing is required and there is no impairment charge. If the carrying value exceeds the fair value, a second step of the goodwill impairment test is required, whereby we compare the implied fair value of goodwill to its carrying value. The implied fair value of goodwill is determined by allocating the fair value of a reporting unit to the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination under which the consideration paid equals the calculated fair value of the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is recorded to the extent that the carrying amount of the goodwill exceeds the implied fair value of that goodwill for the particular reporting unit. We use the present value of future cash flows, discounted at our weighted average cost of capital, to determine fair value in combination with the market approach. Future cash flows are projected based upon our long-term forecasts by reportable unit and an estimated residual value. Our judgment is required in the estimation of future operating results and in determining the appropriate residual values of our reportable units. The residual values are determined by reference to an exchange transaction in an existing market for similar assets. Future operating results and residual values could reasonably differ from our estimates and a provision for impairment may be required in a future period depending upon such a change in circumstances or the occurrence of future events. Of the three reportable units tested as of August 2013, the fair value of the net assets for two units well exceeded the carrying value, and the third exceeded the carrying value to a lesser extent. This third unit was recently acquired and represented $2.8 million of goodwill. Thus, there were no goodwill impairment charges recorded for the years ended October 31, 2013, 2012 and 2011.
Income Taxes
We operate in various jurisdictions and therefore our income tax expense relates to income taxes in the United States, United Kingdom and Germany, as well as local and state income taxes. We recognize the effect of a change in tax rates in the period of the change. We record the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and the amounts reported in our consolidated balance sheets, as well as net operating losses and tax credit carry forwards. We evaluate the carrying value of our net deferred tax assets and determine if our business will generate sufficient future taxable income to realize the net deferred tax assets. We perform this review for recoverability on a jurisdictional basis, whereby we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence can be objectively verified. Cumulative losses in recent years is a significant piece of negative evidence that is difficult to overcome in determining that a valuation allowance is not needed against deferred tax assets. Thus, it is generally difficult for positive evidence regarding projected future taxable income exclusive of reversing taxable temporary differences to outweigh objective negative evidence of recent financial reporting losses. We evaluate recoverability based on an estimate of future taxable income using the long-term forecasts we use to evaluate long-lived assets, goodwill and intangible assets for impairment, taking into consideration the future reversal of existing taxable temporary differences and reviewing our current financial operations. In the event that our estimates and assumptions indicate we will not generate sufficient future taxable income to realize our deferred tax assets, we will record a valuation allowance, to the extent indicated, to reduce our net deferred tax assets to their realizable value.
Annually, we evaluate our tax positions to determine if there have been any changes in uncertain tax positions or if there has been a lapse in the statute of limitations with regards to such positions. As of October 31, 2013 and 2012, we recorded a liability for uncertain tax positions of $5.4 million and $6.7 million, respectively. This liability stems from an unrecognized tax benefit from our 2008 spin-off from our predecessor parent company as well as certain state tax items regarding the interpretation of tax laws and regulations. The change in the liability between years is primarily due to the lapse of the statute of limitations.
We have reported losses for the past two years, which may indicate that our deferred tax assets are not fully realizable. However, we believe we will have taxable income in 2014 and significant taxable income in the future to utilize our deferred tax assets as of October 31, 2013. There is a risk that our estimates related to the future use of loss carry forwards and our ability to realize our net deferred tax assets may not come to fruition, and that the results could materially impact our financial position and results of operations. Future changes in tax laws or regulations could also impact our valuation allowances or the recognition of additional tax liabilities. If we incur additional losses, we may be required to increase our valuation reserve against a portion of our deferred tax assets. Our deferred tax assets at October 31, 2013 totaled $48.8 million against which we have recorded a valuation allowance of $2.5 million.
Insurance
We manage our costs of workers’ compensation, group medical, property, casualty and other liability exposures through a combination of self-insurance retentions and insurance coverage with third-party carriers. Liabilities associated with our portion of this exposure are not discounted. We estimate our exposure by considering various factors which may include: (1) historical claims experience, (2) severity factors, (3) estimated claims incurred but not reported and (4) loss development factors, which are used to estimate as to how claims will develop over time until settled or closed. While we consider a number of factors in preparing our estimate of risk exposure, we must use our judgment to determine the amounts to accrue in our financial statements. Actual claims can differ significantly from estimated liabilities if future claims experience differs from historical experience, and if we determine that our assumptions used for analysis or our development factors are flawed. We do not recognize insurance recoveries until any contingencies relating to the claim have been resolved.
Inventory
We record inventory at the lower of cost or market value. Inventories are valued using the first-in first-out (FIFO) and last-in first-out (LIFO) methods. We use the dollar-value link chain LIFO method, and the LIFO reserve is calculated on a consolidated basis in a single consolidated pool. We recorded a benefit of $1.7 million associated with change in the LIFO reserve for the year ended October 31, 2012 and a charge of $2.3 million for the year ended October 31, 2011. We recorded a $2.6 million benefit associated with the change in our LIFO reserve for the year ended October 31, 2013. Acquisitions are integrated into our operations with some valuing inventories on a LIFO basis and others on a FIFO basis. Fixed costs related to excess manufacturing capacity have been expensed in the period, and therefore, are not capitalized into inventory. Inventory quantities are regularly reviewed and provisions for excess or obsolete inventory are recorded primarily based on our forecast of future demand and market conditions. Significant unanticipated changes to our forecasts could require a change in the provision for excess or obsolete inventory. For the years ended October 31, 2013, 2012 and 2011, our inventory reserve excluding LIFO reserve approximated 5% of gross inventory. Assuming an increase in obsolescence equal to 1% of inventory, the net loss would have increased by $0.5 million for the years ended October 31, 2013 and 2012 and net income would have decreased by $0.4 million for the year ended October 31, 2011.
Retirement Plans
We sponsor a defined benefit pension plan and an unfunded postretirement plan that provides health care and life insurance benefits for eligible retirees and dependents. The measurement of liabilities related to these plans is based on our assumptions related to future events, including expected return on plan assets, rate of compensation increases, and heath care cost trend rates. The discount rate reflects the rate at which benefits could be effectively settled on the measurement date. We determine our discount rate based on a pension discount curve, and the rate represents the single rate that, if applied to every year of projected benefits payments, would result in the same discounted value as the array of rates that comprise the pension discount curve. Actual pension plan asset investment performance, as well as other economic experience such as discount rate and demographic experience, will either reduce or increase unamortized pension losses at the end of any fiscal year, which ultimately affects future pension costs.

The effects of the decrease in selected assumptions, assuming no changes in benefit levels and no amortization of gains or losses for the pension plans in fiscal 2013, is shown below:

	Increase in Projected Benefit Obligation	Increase in Net Periodic Benefit Cost
Changes in Assumptions:	(Dollar amounts in thousands)
1% decrease in discount rate	$2,557	$267
1% decrease in expected long-term rate of return on plan assets	N/A	$234
As of October 31, 2013, our projected benefit obligation (PBO) and accumulated benefit obligation (ABO) exceeded the fair value of the plan assets by $2.6 million and $1.6 million, respectively. As a comparison, our PBO and ABO exceeded the fair value of plan assets by $5.8 million and $5.2 million, respectively, as of October 31, 2012. In 2012, the discount rate decreased but our contributions, totaling $4.2 million, more closely matched the increase in obligation. During fiscal 2013, we contributed approximately $3.7 million to the pension plan to continue to target a 100% funding threshold and to meet minimum contribution requirements. We expect to continue to fund at this level for fiscal 2014. Expected contributions are dependent on many variables, including the variability of the market value of the assets as compared to the obligation and other market or regulatory conditions. In addition, we take into consideration our business investment opportunities and the cash requirements. Accordingly, actual funding may differ greatly from current estimates.
Under U.S. GAAP, we are not required to immediately recognize the effects of a deviation between actual and assumed experience under our pension plan, or to revise our estimate as a result. This approach allows the favorable and unfavorable effects that fall within an acceptable range to be netted and disclosed as an unrecognized gain or loss. As of October 31, 2013 and 2012, a net actuarial loss of $1.7 million and $4.8 million, respectively, was included in our accumulated comprehensive income (loss). There were no net prior service costs or transition obligations for the years ended October 31, 2013 and 2012. The effect on fiscal years after 2013 will depend on the actual experience of the plans.
Mortality assumptions used to determine the obligations for our pension plans are related to the experience of the plans and to our third-party actuary’s best estimate of expected plan mortality.
Stock-Based Compensation
We have issued stock-based compensation in the form of stock options to directors, employees and officers, and non-vested restricted stock awards to certain key employees and officers. We apply the provisions of ASC Topic 718 “Compensation - Stock Compensation” (ASC 718), to determine the fair value of stock option awards on the date of grant using the Black-Scholes valuation model. We recognize the fair value as compensation expense on a straight-line basis over the requisite service period of the award based on awards ultimately expected to vest. Stock options granted to directors vest immediately while the stock options granted to our employees and officers typically vest ratably over a three-year period with service and continued employment as the vesting conditions. For new option grants to retirement-eligible employees, we recognize expense and vest immediately upon grant, consistent with the retirement vesting acceleration provisions of these grants. For employees near retirement age, we amortize such grants over the period from the grant date to the retirement date if such period is shorter than the standard vesting schedule. For grants of non-vested restricted stock, we calculate the compensation expense at the grant date as the number of shares granted multiplied by the closing stock price of our common stock on the date of grant. This expense is recognized ratably over the vesting period. Our non-vested restricted stock grants to officers and employees cliff vest over a three-year period with service and continued employment as the only vesting criteria. Our fair value determination of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behavior over the expected term, our dividend rate, risk-free rate and expectation with regards to forfeitures. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, the valuation models may not provide an accurate measure of the fair value of our employee stock options. Accordingly, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.
We have granted other awards which are linked to the performance of our common stock, but will settle in cash rather than the issuance of shares of our common stock. The value of these awards fluctuates with changes in our stock price, with the resulting gains or losses reflected in the period of the change. We have recorded current and non-current liabilities related to these awards reflected in our consolidated balance sheets at October 31, 2013 and 2012, included elsewhere within this Annual Report on Form 10-K.

Warranty Obligations
Our estimated obligations for product warranties are accrued concurrently when revenue is recognized. We record a provision for warranty obligations based on our historical experience and costs incurred for such obligations. We adjust our warranty reserve for current conditions and other factors that we deem appropriate. Our ability to estimate our warranty obligations is subject to uncertainties and limited, to some extent, by our operating history, which may not be sufficient for new products or changes to existing products. Our warranty reserves at October 31, 2013 and 2012 were $3.7 million and $4.8 million. Assuming a 10% increase in our warranty reserves, our net loss would have increased by $0.2 million and $0.3 million for the years ended October 31, 2013 and 2012, respectively, and our net income would have been reduced by $0.3 million for the year ended October 31, 2011.
Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-2, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The provisions of ASU 2013-2 are effective for us as of November 1, 2013; however, we do not expect its provisions to have a material impact on our consolidated financial statements.
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
In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment which amends the guidance in ASC 350-20. The amendments in ASU 2011-08 provide entities with the option of performing a qualitative assessment before performing the first step of the two-step impairment test. If entities determine, on the basis of qualitative factors, it is not more likely than not that the fair value of the reporting unit is less than the carrying amount, then performing the two-step impairment test would be unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. ASU 2011-08 also provides entities with the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to the first step of the two-step impairment test. ASU 2011-08 applied to our annual and interim goodwill impairment tests performed after November 1, 2012. The provisions of ASU 2011-08 did not have a material effect on our consolidated financial statements.
In June 2011, the FASB issued Accounting Standards Update No. 2011-05 (ASU 2011-05), Presentation of Comprehensive Income. This guidance required companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements, and eliminated the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. In December 2011, the FASB issued Accounting Standards Update No. 2011-12 (ASU 2011-12) “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Other Comprehensive Income in Accounting Standards Update No. 2011-05.” Otherwise, the guidance in ASU 2011-05 became effective retroactively for fiscal years and interim periods within those years, beginning after December 13, 2011. We adopted ASU 2011-05 as of November 1, 2012 and have elected to present separate consolidated statements of comprehensive income for the years ended October 31, 2013, 2012 and 2011.
In May 2011, the FASB issued Accounting Standards No. 2011-04 (ASU 2011-04), Fair Value Measurement (ASC Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This guidance changed the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, this guidance clarified the FASB’s intent about the application of existing fair value measurement requirements. This guidance became effective for interim and annual periods beginning after December 15, 2011 and was to be applied prospectively. We adopted ASU 2011-04 with no material impact on our consolidated financial statements.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
The following discussion of our exposure to various market risks contains “forward looking statements” regarding our estimates, assumptions and beliefs concerning our exposure. Although we believe these estimates and assumptions are reasonable in light of information currently available to us, we cannot provide assurance that these estimates will not materially differ from actual results due to the inherent unpredictability of interest rates, foreign currency rates and metal commodity prices as well as other factors. We do not use derivative financial instruments for speculative or trading purposes.
Interest Rate Risk
Our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Interest rate changes would result in gains or losses in the market value of our debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Based upon the balances of the variable rate debt at October 31, 2013, a hypothetical 1.0% increase or decrease in interest rates would have the effect of causing a $0.01 million additional pre-tax charge or credit to our statement of income.
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
Through the use of firm price raw material purchase commitments and LME contracts, we attempt to protect ourselves from the effects of changing prices of aluminum on our cost of sales. To the extent that the raw material costs factored into the firm price sales commitments are matched with firm price raw material purchase commitments, changes in aluminum prices should have no effect. While we consider the LME derivative contracts to provide an economic hedge against changes in aluminum prices, the derivatives have not been designated as hedges in accordance with ASC 815 for accounting purposes. As such, any mark-to-market net gain or loss was recorded in cost of sales, with the offsetting asset or liability reflected on the balance sheet. We primarily rely upon firm price raw material purchase commitments to protect cost of sales tied to firm price sales commitments.
The following table indicates the notional volume as well as the fair value of the open LME forward and swap contracts as October 31, 2013 and 2012. (See "Derivative Instruments and Fair Value Measurement of Assets and Liabilities", Note 13 to the consolidated financial statements for additional information.)

		Notional in LBS		Fair Value in $
		October 31, 2013	October 31, 2012	October 31, 2013	October 31, 2012
Aluminum derivatives:		(In thousands)
Aluminum forward purchase contracts	LBS	3,142	2,370	$60	$(164)
Aluminum swap contracts	LBS	187	—	$(64)	$—

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
The notional and fair market values of these positions at October 31, 2013 and 2012, were as follows:

		Notional as indicated		Fair Value in $
		October 31, 2013	October 31, 2012	October 31, 2013	October 31, 2012
Foreign currency exchange derivatives:		(In thousands)
Sell EUR, buy USD	EUR	7,258	7,663	$150	$(23)
Buy GBP, sell USD	GBP	2,435	1,934	$(25)	$5
Buy EUR, sell GBP	EUR	967	—	$(12)	$—
Sell EUR buy GBP	EUR	880	545	$14	$—
Sell CAD, buy USD	CAD	615	608	$(2)	$1
At October 31, 2013 and 2012, we held foreign currency derivative contracts hedging cross-border intercompany and commercial activity for our insulating glass business. Although these derivatives hedge our exposure to fluctuations in foreign currency rates, we do not apply hedge accounting and therefore, the change in the fair value of these foreign currency derivatives is recorded directly to other income and expense in the accompanying consolidated statements of income. To the extent the gain or loss on the derivative instrument offsets the gain or loss from the remeasurement of the underlying foreign currency balance, changes in exchange rates should have no effect. (See "Derivative Instruments and Fair Value Measurement of Assets and Liabilities", Note 13 to the consolidated financial statements for further information).

Item 8. Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS

Quanex Building Products Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Quanex Building Products Corporation
Houston, Texas

We have audited the accompanying consolidated balance sheets of Quanex Building Products Corporation and subsidiaries (the “Company”) as of October 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries as of October 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of October 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 18, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
December 18, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Quanex Building Products Corporation
Houston, Texas

We have audited the internal control over financial reporting of Quanex Building Products Corporation and subsidiaries (the “Company”) as of October 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Alumco, Inc. which was acquired on December 31, 2012 and whose financial statements constitute 5.0% and 4.5% of net and total assets, respectively, 5.2% of revenues, and 0.2% of net loss of the consolidated financial statement amounts as of and for the year ended October 31, 2013. Accordingly, our audit did not include the internal control over financial reporting at Alumco, Inc. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended October 31, 2013 of the Company and our report dated December 18, 2013 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
December 18, 2013

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management of the Company, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control system was designed to provide reasonable assurance to management and the Company’s Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
All internal control systems, no matter how well designed, have inherent limitations. A system of internal control may become inadequate over time because of changes in conditions, or deterioration in the degree of compliance with the policies or procedures. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2013 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Management excluded from its assessment the internal control over financial reporting at Alumco, Inc. which was acquired on December 31, 2012 and whose financial statements constitute 5.0% and 4.5% of net and total assets, respectively, 5.2% of revenues, and 0.2% of net loss of the consolidated financial statements amounts as of and for the year ended October 31, 2013. Based on this assessment, management has concluded that, as of October 31, 2013, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles based on such criteria.
Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 47.

QUANEX BUILDING PRODUCTS CORPORATION

CONSOLIDATED BALANCE SHEETS
As of October 31, 2013 and 2012

	October 31,
	2013	2012
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$49,736	$71,255
Accounts receivable, net of allowance for doubtful accounts of $561 and $1,026 (Note 3)	98,833	85,644
Inventories, net (Note 4)	58,316	65,904
Deferred income taxes	22,786	20,439
Prepaid and other current assets	6,612	7,628
Total current assets	236,283	250,870
Property, plant and equipment, net of accumulated depreciation of $348,927 and $333,898 (Note 5)	157,219	168,877
Deferred income taxes	13,444	8,911
Goodwill (Note 6)	71,866	68,331
Intangible assets, net (Note 6)	78,962	78,380
Other assets	14,041	14,169
Total assets	$571,815	$589,538
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$76,900	$80,985
Accrued liabilities (Note 7)	44,785	46,459
Current maturities of long-term debt (Note 8)	183	368
Total current liabilities	121,868	127,812
Long-term debt (Note 8)	752	1,033
Deferred pension and postretirement benefits (Note 9)	3,712	6,873
Liability for uncertain tax positions (Note 11)	5,396	6,736
Non-current environmental reserves (Note 12)	9,255	9,827
Other liabilities	14,638	15,430
Total liabilities	155,621	167,711
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, no par value, shares authorized 1,000,000; issued and outstanding - none	—	—
Common stock, $0.01 par value, shares authorized 125,000,000; issued 37,653,639 and 37,788,804, respectively	377	378
Additional paid-in-capital	247,642	245,144
Retained earnings	177,456	193,105
Accumulated other comprehensive loss	(2,400)	(5,299)
Less: Treasury stock at cost, 488,385 and 816,302 shares, respectively	(6,881)	(11,501)
Total stockholders’ equity	416,194	421,827
Total liabilities and stockholders' equity	$571,815	$589,538

See notes to consolidated financial statements.

QUANEX BUILDING PRODUCTS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended October 31, 2013, 2012 and 2011

	Year Ended October 31,
	2013	2012	2011
	(In thousands, except per share amounts)
Net sales	$952,642	$828,976	$848,294
Cost and expenses:
Cost of sales	799,077	703,844	712,091
Selling, general and administrative	109,325	111,577	83,994
Depreciation and amortization	60,504	37,596	33,932
Asset impairment charges	1,465	912	1,799
Operating income (loss)	(17,729)	(24,953)	16,478
Non-operating income (expense):
Interest expense	(640)	(454)	(449)
Other, net	168	222	(514)
Income (loss) from continuing operations before income taxes	(18,201)	(25,185)	15,515
Income tax benefit (expense)	6,498	8,651	(6,437)
Income (loss) from continuing operations	(11,703)	$(16,534)	$9,078
Loss from discontinued operations, net of taxes	—	—	(12)
Net income (loss)	$(11,703)	$(16,534)	$9,066

Basic earnings (loss) per common share:
Earnings (loss) from continuing operations	$(0.32)	$(0.45)	$0.24
Earnings (loss) from discontinued operations	—	—	—
Basic earnings (loss) per share	$(0.32)	$(0.45)	$0.24

Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations	$(0.32)	$(0.45)	$0.24
Earnings (loss) from discontinued operations	—	—	—
Diluted earnings (loss) per share	$(0.32)	$(0.45)	$0.24

Weighted-average common shares outstanding:
Basic	36,864	36,622	37,007
Diluted	36,864	36,622	37,537

Cash dividends per share	$0.16	$0.16	$0.16

See notes to consolidated financial statements.

QUANEX BUILDING PRODUCTS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended October 31, 2013, 2012 and 2011

	Year Ended October 31,
	2013	2012	2011
	(In thousands)
Net (loss) income	$(11,703)	$(16,534)	$9,066
Other comprehensive income (loss):
Foreign currency translation adjustments gain (loss) (pretax)	1,068	(1,832)	(551)
Foreign currency translation adjustments tax benefit (expense)	27	26	15
Change in pension from net unamortized gain (loss) (pretax)	2,997	220	(2,168)
Change in pension from net unamortized (loss) gain tax benefit (expense)	(1,193)	(70)	818
Total other comprehensive income (loss), net of tax	2,899	(1,656)	(1,886)
Comprehensive (loss) income	$(8,804)	$(18,190)	$7,180

See notes to consolidated financial statements.

QUANEX BUILDING PRODUCTS CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Years Ended October 31, 2013, 2012 and 2011

	Common Stock				Accumulated	Treasury Stock		Total
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Shares	Amount	Stockholders’ Equity
	(In thousands, except share amounts)
Balance at October 31, 2010	37,862,441	$379	$238,079	$210,366	$(1,757)	(351,626)	$(5,635)	$441,432
Net income	—	—	—	9,066	—		—	9,066
Foreign currency translation adjustment (net of taxes of $15)	—	—	—	—	(536)	—	—	(536)
Change in pension from net unamortized gain (loss) (net of taxes of $818)	—	—	—	—	(1,350)	—	—	(1,350)
Common dividends ($0.16 per share)	—	—	—	(5,979)	—	—	—	(5,979)
Expense related to stock-based compensation	—	—	4,703	—	—	—	—	4,703
Stock options exercised	—	—	(20)	(111)	—	61,338	998	867
Tax benefit from share-based compensation	—	—	194	—	—	—	—	194
Restricted stock awards granted	64,200	1	(82)	—	—	5,000	81	—
Purchase of treasury stock, at cost	—	—	—	—	—	(750,000)	(10,080)	(10,080)
Other	(83,507)	(2)	(891)	(199)	1	—	—	(1,091)
Balance at October 31, 2011	37,843,134	$378	$241,983	$213,143	$(3,642)	(1,035,288)	$(14,636)	$437,226
Net loss	—	—	—	(16,534)	—		—	(16,534)
Foreign currency translation adjustment (net of taxes of $26)	—	—	—	—	(1,806)	—	—	(1,806)
Change in pension from net unamortized gain (loss) (net of taxes of $70)	—	—	—	—	150	—	—	150
Common dividends ($0.16 per share)	—	—	—	(5,891)	—	—	—	(5,891)
Expense related to stock-based compensation	—	—	4,403	—	—	—	—	4,403
Stock options exercised	—	—	(66)	(151)	—	229,423	3,233	3,016
Tax benefit from share-based compensation	—	—	341	—	—	—	—	341
Restricted stock awards granted	—	—	(1,186)	—	—	83,900	1,186	—
Purchase of treasury stock, at cost	—	—	—	—	—	(94,337)	(1,284)	(1,284)
Recognition of unrecognized tax benefit	—	—	—	2,851	—	—	—	2,851
Other	(54,330)	—	(331)	(313)	(1)	—	—	(645)
Balance at October 31, 2012	37,788,804	$378	$245,144	$193,105	$(5,299)	(816,302)	$(11,501)	$421,827
Net loss	—	—	—	(11,703)	—	—	—	(11,703)
Foreign currency translation adjustment (net of taxes of $27)	—	—	—	—	1,095	—	—	1,095
Change in pension from net unamortized gain (loss) (net of taxes of $1,193)	—	—	—	—	1,804	—	—	1,804
Common dividends ($0.16 per share)	—	—	—	(5,931)	—	—	—	(5,931)
Expense related to stock-based compensation	—	—	4,910	—	—	—	—	4,910
Stock options exercised	—	—	54	—	—	179,517	2,529	2,583
Tax benefit from share-based compensation	—	—	25	—	—	—	—	25
Restricted stock awards granted	—	—	(2,091)	—	—	148,400	2,091	—
Recognition of unrecognized tax benefit	—	—	—	2,102	—	—	—	2,102
Other	(135,165)	(1)	(400)	(117)	—	—	—	(518)
Balance at October 31, 2013	37,653,639	$377	$247,642	$177,456	$(2,400)	(488,385)	$(6,881)	$416,194
See notes to consolidated financial statements.

QUANEX BUILDING PRODUCTS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW
For the Years Ended October 31, 2013, 2012 and 2011

	Year Ended October 31,
	2013	2012	2011
	(In thousands)
Operating activities:
Net (loss) income	$(11,703)	$(16,534)	$9,066
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	60,504	37,596	33,932
Loss (gain) on disposition of capital assets	449	(989)	374
Stock-based compensation	4,910	4,403	4,703
Deferred income taxes	(8,288)	(9,843)	3,361
Excess tax benefit from share-based compensation	(236)	(496)	(226)
Asset impairment charges	1,465	912	1,799
Restructuring charges	—	(122)	721
Other, net	781	2,638	949
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Decrease (increase) in accounts receivable	(9,204)	(4,250)	13,761
Decrease (increase) in inventory	12,791	(10,288)	(530)
Decrease (increase) in other current assets	1,622	(50)	741
Increase (decrease) in accounts payable	(5,903)	14,920	(13,349)
Increase (decrease) in accrued liabilities	(7,473)	8,539	(7,125)
Increase (decrease) in income taxes	1,708	(547)	(493)
Increase (decrease) in deferred pension and postretirement benefits	(164)	(693)	2,768
Increase in other long-term liabilities	1,574	678	778
Other, net	688	604	1,714
Cash provided by operating activities	43,521	26,478	52,944
Investing activities:
Acquisitions, net of cash acquired	(22,096)	—	(110,845)
Capital expenditures	(37,931)	(42,871)	(25,312)
Proceeds from disposition of capital assets	340	44	107
Proceeds from property insurance claim	—	1,123	—
Proceeds from executive life insurance	—	—	683
Cash used for investing activities	(59,687)	(41,704)	(135,367)
Financing activities:
Borrowings under credit facility	23,500	—	—
Repayments of credit facility borrowings	(23,500)	—	—
Repayments of other long-term debt	(557)	(264)	(340)
Common stock dividends paid	(5,931)	(5,891)	(5,979)
Issuance of common stock	2,583	3,015	867
Excess tax benefit from share-based compensation	236	496	226
Debt issuance costs	(1,200)	—	—
Purchase of treasury stock	—	(1,284)	(10,080)
Other, net	—	—	392
Cash used for financing activities	(4,869)	(3,928)	(14,914)
Effect of exchange rate changes on cash and equivalents	(484)	790	(222)
Decrease in cash and cash equivalents	(21,519)	(18,364)	(97,559)
Cash and cash equivalents at beginning of period	71,255	89,619	187,178
Cash and cash equivalents at end of period	$49,736	$71,255	$89,619
See notes to consolidated financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations, Basis of Presentation and Significant Accounting Policies
Nature of Operations
Quanex Building Products Corporation is a technological leader in the production of engineered materials and aluminum sheet products for original equipment manufacturers (OEMs) through two business segments: (1) Engineered Products and (2) Aluminum Sheet Products. Quanex Building Products Corporation produces energy efficient window components that include flexible insulating glass spacers, extruded vinyl profiles, and thin film solar panel sealants, as well as window and door screens and precision-formed metal and wood products. Aluminum sheet products include high quality mill finished and coated aluminum sheet that is tailored to customers' specifications. Quanex Building Products Corporation serves a primary customer base in North America and also serves customers in international markets through operating plants in the United Kingdom and Germany, as well as through sales and marketing efforts in other countries.
Unless the context indicates otherwise, references to "Quanex", the "Company", "we", "us" and "our" refer to the consolidated business operations of Quanex Building Products Corporation and its subsidiaries.
Basis of Presentation and Principles of Consolidation
Our consolidated financial statements have been prepared by us, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. In our opinion, these audited financial statements contain all adjustments (which consist of normal recurring adjustments, except as disclosed herein) necessary to fairly present our financial position, results of operations and cash flows for the periods presented.
Use of Estimates
In preparing financial statements, we make informed judgments and estimates that affect the reported amounts of assets and liabilities as of the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting period. We review our estimates on an ongoing basis, including those related to impairment of long lived assets and goodwill, contingencies and income taxes. Changes in facts and circumstances may result in revised estimates and actual results may differ from these estimates.
A summary of our significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:
Revenue Recognition
We recognize revenue when products are shipped and the title has passed to the customer. We consider the following factors when determining if title has passed and revenue should be recognized: (a) pervasive evidence that a contractual sales arrangement exists; (b) delivery has occurred; (c) the price to the buyer is fixed or determinable; and (d) collection is reasonably assured. Sales allowances and customer incentives are treated as reductions to revenue and are provided for based on historical experience and current estimates.
Cash and Cash Equivalents
Cash equivalents include all highly liquid investments with an original maturity of three months or less. Such securities with an original maturity which exceeds three months are deemed to be short-term investments. We maintain cash and cash equivalents at several financial institutions, which at times may not be federally insured or may exceed federally insured limits. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risks on such accounts.
Concentration of Credit Risk and Allowance for Doubtful Accounts
Certain of our businesses or product lines are largely dependent on a relatively few large customers. Although we believe we have an extensive customer base, the loss of one of these large customers or if such customers were to incur a prolonged period of decline in business, our financial condition and results of operations could be adversely affected. For the year ended October 31, 2013, one customer provided 10% of our consolidated net sales. No customer provided more than 10% of our consolidated net sales for the years ended October 31, 2012 and 2011.
We have established an allowance for doubtful accounts to estimate the risk of loss associated with our accounts receivable balances. Our policy for determining the allowance is based on factors that affect collectability, including: (a) historical trends of

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

write-offs, recoveries and credit losses; (b) the credit quality of our customers; and (c) projected economic and market conditions. We believe our allowance is adequate to absorb any known or probable losses as of October 31, 2013.
Inventory
We record inventory valued at the lower of cost or market value. Inventories are valued using the first-in first-out (FIFO) and last-in first-out (LIFO) methods. We use the dollar-value link chain LIFO method, and the LIFO reserve is calculated on a consolidated basis in a single consolidated pool. The businesses that we acquire and integrate into our operations may value inventories using either the LIFO or FIFO method. Fixed costs related to excess manufacturing capacity have been expensed in the period, and therefore, are not capitalized into inventory. Inventory quantities are regularly reviewed and provisions for excess or obsolete inventory are recorded primarily based on our forecast of future demand and our estimates regarding current and future market conditions. Significant unanticipated variances to our forecasts could require a change in the provision for excess or obsolete inventory, resulting in a charge to net income during the period of the change.
Long-Lived Assets
Property, Plant and Equipment and Intangible Assets with Defined Lives
We make judgments and estimates related to the carrying value of property, plant and equipment, intangibles assets with defined lives, and long-lived assets, which include determining when to capitalize costs, the depreciation and amortization methods to use and the useful lives of these assets. We evaluate these assets for impairment when there are indicators that the carrying values of these assets might not be recoverable. Such indicators of impairment may include changes in technology, significant market fluctuations, historical losses or loss of a significant customer, or other changes in circumstances that could affect the assets’ ability to generate future cash flows. When we evaluate these assets for impairment, we compare the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset to its carrying value. If the carrying value exceeds the sum of the undiscounted cash flows, and there is no alternative use for the asset, we determine that the asset is impaired. To measure the impairment charge, we compare the carrying amount of the long-lived asset to its fair value, as determined by quoted market prices in active markets, if available, or by discounting the projected future cash flows using our incremental borrowing rate.This calculation of fair value requires us to make long-term forecasts of future operating results related to these assets. These forecasts are based on assumptions about demand for our products and future market conditions. Future events and unanticipated changes to these assumptions could require a provision for impairment, resulting in a charge to net income during the period of the change.
We monitor relevant circumstances, including industry trends, general economic conditions, and the potential impact that such circumstances might have on the valuation of our identifiable intangible assets. Events and changes in circumstances that may cause a triggering event and necessitate such a review include, but are not limited to: a decrease in sales for certain customers, improvements or changes in technology, and/or a decision to discontinue the use of a trademark or trade name, or allow a patent to lapse. Such events could negatively impact the fair value of our identifiable intangible assets. In such circumstances, we may evaluate the underlying assumptions and estimates made by us in order to assess the appropriate valuation of these identifiable intangible assets and compare to the carrying value of the assets. We may be required to write down these identifiable intangible assets and record a non-cash impairment charge. When we originally value our intangible assets, we use a variety of techniques to establish the carrying value of our intangible assets, including the relief from royalty method, excess current year earnings method and income method.
Software development costs, including costs incurred to purchase third-party software, are capitalized when we have determined that the technology is capable of meeting our performance requirements, and we have authorized funding for the project. We cease capitalization of software costs when the software is substantially complete and is ready for its intended use. The software is then amortized over its estimated useful life. When events or circumstances indicate the carrying value of internal use software might not be recoverable, we assess the recoverability of these assets by comparing the carrying value of the asset to the undiscounted future cash flows expected to be generated from the asset’s use, consistent with the methodology to test other property, plant and equipment for impairment.
Property, plant and equipment is stated at cost and is depreciated using the straight-line method over the estimated useful lives of the assets. We capitalize betterments which extend the useful lives of assets. We expense repair and maintenance costs as incurred.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The estimated useful lives of our primary asset categories at October 31, 2013 were as follows:

Useful Life (in Years)
Land improvements	7 to 25
Buildings	25 to 40
Building improvements	5 to 20
Machinery and equipment	2 to 15
Leasehold improvements are depreciated over the shorter of their estimated useful lives or the term of the lease.
Goodwill
We use the acquisition method to account for business combinations, whereby we allocate the purchase price paid for the business to the net tangible assets and identifiable intangible assets at fair value. To the extent that the purchase price exceeds the fair value of the net assets acquired, we record goodwill. In accordance with U.S. GAAP, we are required to evaluate our goodwill on a qualitative basis to determine if there are indicators of impairment. If there are no indicators, no further analysis is deemed necessary. However, if there are indicators of impairment or if events or circumstances indicate there may be a potential impairment, we perform an annual goodwill impairment test as of August 31, or more frequently if indicators of impairment exist. This impairment test requires a two-step approach as prescribed in ASC Topic 350 “Intangibles - Goodwill and Other” (ASC 350). The first step of the impairment test requires us to compare the fair value of each reporting unit to its carrying value including goodwill. To determine fair value of our reporting units, we use multiple valuation techniques including a discounted cash flow analysis, using the applicable weighted average cost of capital, in combination with a market approach. This test requires us to make assumptions about the future growth of our business and the market in general, as well as other variables such as the level of investment in capital expenditure, growth in working capital requirements and the terminal or residual value of our reporting units beyond the periods of estimated annual cash flows. We use a third-party valuation firm to assist us with this analysis. If the fair value of each reporting unit exceeds its carrying value, no further testing is required. Otherwise, we perform the second step of the impairment test whereby we compare the implied fair value of goodwill to its carrying value. The implied fair value of goodwill is determined by applying the acquisition method of accounting for a business combination to the reporting unit as if it were acquired. Under this method, the fair value of the reporting unit is deemed to be the purchase price. The assets and liabilities are recorded at their fair value and the remaining excess of fair value is the implied value of goodwill. An impairment loss is recorded to the extent that the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill. Our estimates of future cash flows and the residual values could differ from actual cash flows which may require a provision for impairment in a future period.
Insurance
We manage our exposure to losses for workers’ compensation, group medical, property, casualty and other insurance claims through a combination of self-insurance retentions and insurance coverage with third-party carriers. We record undiscounted liabilities associated with our portion of these exposures, which we estimate by considering various factors such as our historical claims experience, severity factors and estimated claims incurred but not reported, for which we have developed loss development factors, which are estimates as to how claims will develop over time until closed. While we consider a number of factors in preparing the estimates, sensitive assumptions using significant judgment are made in determining the amounts that are accrued in the financial statements. Actual claims could differ significantly from these estimated liabilities, depending on future claims experience. We do not record insurance recoveries until any contingencies relating to the claim have been resolved.
Retirement Plans
We sponsor a defined benefit pension plan and an unfunded postretirement plan that provides health care and life insurance benefits for eligible retirees and dependents. To measure our liabilities associated with these plans, we make assumptions related to future events, including expected return on plan assets, rate of compensation increases, and heath care cost trend rates. The discount rate reflects the rate at which benefits could be effectively settled on the measurement date. We determine our discount rate based on a pension discount curve, and the rate represents the single rate that, if applied to every year of projected benefits payments, would result in the same discounted value as the array of rates that comprise the pension discount curve. Actual pension plan asset investment performance, as well as other economic experience such as discount rate and demographic experience, will either reduce or increase unamortized pension losses at the end of any fiscal year, which ultimately affects future pension costs.
Warranty Obligations
We accrue our warranty obligations when we recognize revenue for certain products. Our provision for warranty obligations

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

is based on historical costs incurred for such obligations and is adjusted, where appropriate, based on current conditions and factors. Our ability to estimate our warranty obligations is subject to significant uncertainties, including changes in product design and our overall product sales mix.
Income Taxes
We record the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and the amounts reported in our consolidated balance sheets, as well as net operating losses and tax credit carry forwards. We evaluate the carrying value of the net deferred tax assets and determines whether we will be able to generate sufficient future taxable income to realize our deferred tax assets. We perform this review for recoverability on a jurisdictional basis, whereby we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence can be objectively verified. Cumulative losses in recent years is a significant piece of negative evidence that is difficult to overcome in determining that a valuation allowance is not needed against deferred tax assets. Thus, it is generally difficult for positive evidence regarding projected future taxable income exclusive of reversing taxable temporary differences to outweigh objective negative evidence of recent financial reporting losses. In connection with this review, we project future taxable income using the same forecasts used to test long-lived assets and intangibles for impairment, scheduling out the future reversal of existing taxable temporary differences and reviewing our most recent financial operations. In the event the estimates and assumptions indicate we will not generate sufficient future taxable income to realize our deferred tax assets, we record a valuation allowance against a portion of our deferred tax assets.
We evaluate our on-going tax positions to determine if it is more-likely-than-not we will be successful in defending such positions if challenged by taxing authorities. To the extent that our tax positions do not meet the more-likely-than-not criteria, we record a liability for uncertain tax positions. Historically, we have recorded a liability for uncertain tax positions which stem from an unrecognized tax benefit from our 2008 spin-off from our predecessor parent company, as well as certain state tax items regarding the interpretation of tax laws and regulations. We continue to evaluate these positions at each reporting date, while the applicable statute of limitations continue to lapse.
Environmental Contingencies
We are subject to extensive laws and regulations concerning the discharge of materials into the environment and the remediation of chemical contamination. To satisfy such requirements, we incur expenditures and make capital investments on an ongoing basis. We accrue our best estimates of our remediation obligations and adjust these accruals when further information becomes available or circumstances change. Those estimates may change substantially depending on information about the nature and extent of contamination, appropriate remediation technologies, and regulatory approvals. In accruing for environmental remediation liabilities, costs of future expenditures are not discounted to their present value, unless the amount and timing of the expenditures are fixed or reliably determinable. Legal costs are expensed as incurred except incremental direct costs of the remediation effort which are accrued as part of the measurement of the environmental remediation liability. When environmental laws are deemed to impose joint and several liability for the costs of responding to contamination, we accrue our allocable share of the liability taking into account the number of parties participating, their ability to pay their shares, the volumes and nature of the wastes involved, the nature of anticipated response actions, and the nature of our alleged connections. Recoveries of environmental remediation costs from other parties are recorded as assets, current and non-current portions, when receipt is deemed probable. Unanticipated changes in circumstances and/or legal requirements could extend the length of time over which we pay our remediation costs or could increase actual cash expenditures for remediation in any period.
Derivative Instruments
We utilize financial and commodity-based derivative contracts to manage our exposure to fluctuations in foreign currency exchange rates and aluminum prices. All derivatives are measured at fair value on a recurring basis and the methodology and classifications are discussed further in Note 13. We have not designated the derivative instruments we use as cash flow hedges under ASC Topic 815 "Derivatives and Hedging” (ASC 815). Therefore, all gains and losses, both realized and unrealized, are recognized in the consolidated statements of income in the period of the change as the underlying assets and liabilities are marked-to-market. We do not enter into derivative instruments for speculative or trading purposes. As such, these instruments are considered economic hedges, and are reflected in the operating activities section of the consolidated statements of cash flow.
Foreign Currency Translation
Our consolidated financial statements are presented in our reporting currency, the U.S. dollar. Certain of our foreign operations are measured using the local currency as the functional currency. The assets and liabilities of our foreign operations which are denominated in other currencies are translated to U.S dollars using the exchange rates as of the balance sheet date. Revenues and expenses are translated at the average exchange rates for the applicable period. The resulting translation adjustments are recorded

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

as a component of accumulated other comprehensive income (loss) on the consolidated balance sheets.
Occasionally, we enter into transactions that are denominated in currencies other than our functional currency. At each balance sheet date, we translate these asset or liability accounts to our functional currency and record unrealized transaction gains or losses. When these assets or liabilities settle, we record realized transaction gains or losses. These realized and unrealized gains or losses are included in the accompanying consolidated statements of income under the caption, “Other, net.”
Stock–Based Compensation
We have issued stock-based compensation in the form of stock options to directors, employees and officers, and non-vested restricted stock awards to certain key employees and officers. We apply the provisions of ASC Topic 718 “Compensation - Stock Compensation” (ASC 718), to determine the fair value of stock option awards on the date of grant using the Black-Scholes valuation model. We recognize the fair value as compensation expense on a straight-line basis over the requisite service period of the award based on awards ultimately expected to vest. Stock options granted to directors vest immediately while the stock options granted to our employees and officers typically vest ratably over a three-year period with service and continued employment as the vesting conditions. For new option grants to retirement-eligible employees, we recognize expense and vest immediately upon grant, consistent with the retirement vesting acceleration provisions of these grants. For employees near retirement age, we amortize such grants over the period from the grant date to the retirement date if such period is shorter than the standard vesting schedule. For grants of non-vested restricted stock, we calculate the compensation expense at the grant date as the number of shares granted multiplied by the closing stock price of our common stock on the date of grant. This expense is recognized ratably over the vesting period. Our non-vested restricted stock grants to officers and employees cliff vest over a three-year period with service and continued employment as the only vesting criteria. Our fair value determination of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behavior over the expected term, our dividend rate, risk-free rate and expectation with regards to forfeitures. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, the valuation models may not provide an accurate measure of the fair value of our employee stock options. Accordingly, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.
We have granted other awards which are linked to the performance of our common stock, but will settle in cash rather than the issuance of shares of our common stock. The value of these awards fluctuates with changes in our stock price, with the resulting gains or losses reflected in the period of the change. We have recorded current and non-current liabilities related to these awards reflected in the accompanying consolidated balance sheets at October 31, 2013 and 2012. See Note 14, “Stock-based Compensation.”
Treasury Stock
We use the cost method to record treasury stock purchases whereby the entire cost of the shares of our common stock which we acquire is recorded as treasury stock. When we subsequently reissue these shares, proceeds in excess of cost upon the issuance of treasury shares are credited to additional paid in capital, while any deficiency is charged to retained earnings.
Earnings per Share Data
We calculate basic earnings per share based on the weighted average number of our common shares outstanding for the applicable period. We calculate diluted earnings per share based on the weighted average number of our common shares outstanding for the period plus all potentially dilutive securities using the treasury stock method, whereby we assume that all such shares are converted into common shares at the beginning of the period. If we incur a loss from continuing operations, the effect of potentially dilutive common stock equivalents (stock options and unvested restricted stock awards) are excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Supplemental Cash Flow Information
The following table summarizes our supplemental cash flow information for the years ended October 31, 2013, 2012 and 2011:

	Year Ended October 31,
	2013	2012	2011
	(In thousands)
Cash paid for interest	$431	$381	$425
Cash paid for income taxes	1,273	1,265	3,260
Cash received for income tax refunds	1,465	19	132
Noncash investing and financing activities:
Share value cancelled to satisfy tax withholdings	518	645	1,066
Recognition of unrecognized tax benefit	3,032	3,571	—
Asset retirement obligation	1,267	—	—
Debt assumed in acquisition	91	—	64
Change in capitalized expenditures in accounts payable and accrued liabilities	$1,249	$395	$2,459
We have made certain reclassifications to our consolidated statements of cash flow as previously presented in order to conform to the 2013 presentation.  The reclassifications include separate presentation of the excess tax benefit from share-based compensation, a change in presentation of the expense associated with our restricted stock units, and the gain or loss on derivative instruments.  We believe this revised presentation provides the reader with more detailed information which may be useful when evaluating our cash flow results.  These reclassifications had no impact on our earnings and did not change total cash flows provided by or used in operating, investing and financing activities for the respective years.
Discontinued Operations
In accordance with ASC Topic 205-20 “Presentation of Financial Statements-Discontinued Operations” (ASC 205), we present the results of operations of businesses which have been sold or meet the criteria to be classified as held for sale on a consolidated basis as a separate caption below net income (loss) from continuing operations, net of tax. We also aggregate the assets and liabilities associated with discontinued operations and present separately as a component of current assets, long-term assets, current liabilities and long-term liabilities, as applicable, in the accompanying balance sheets. If an impairment loss is indicated and the fair value of the net assets exceeds the carrying value at the balance sheet date, we record an impairment loss in the period the net assets are classified as held for sale. We cease depreciation of assets which are classified as held for sale. We use our judgment to ascertain when a business meets the criteria to be accounted for as held for sale. Changes in circumstances or our level of future involvement with a business that has been sold may impact how we account for discontinued operations.
2. Acquisitions
Alumco
On December 31, 2012, we acquired substantially all of the assets of Alumco, Inc. and its subsidiaries (Alumco), including its aluminum screen business, for $22.4 million in cash. The purchase agreement contains (1) a working capital clause that provides for an adjustment to the purchase price based on the working capital balance as of the acquisition date and (2) an earn-out clause that provides for the payment of an additional $0.5 million to Alumco contingent upon the achievement of certain financial targets. We received $0.4 million from the prior owner of Alumco pursuant to the working capital clause. We recorded contingent consideration of $0.3 million as the fair value of the earn-out included in the purchase price. As of October 31, 2013, we determined that the earn-out provision criteria would not be met and decreased expense by $0.3 million.
The purchase price has been allocated to the fair value of the assets acquired and liabilities assumed, as indicated in the table below. This allocation is based on estimates and assumptions that are subject to change within the purchase price allocation period (generally one year from the acquisition date). During the period from the acquisition date to October 31, 2013, we recorded an adjustment to goodwill of $0.1 million to recognize a derivative liability and $0.2 million for obsolete inventory reserve write-off, related to conditions that existed as of the opening balance sheet date.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Alumco:	As of Date of Opening Balance Sheet
(In thousands)
Net assets acquired:
Accounts receivable	$3,638
Inventories	5,062
Prepaid and other current assets	140
Property, plant and equipment	4,682
Intangible assets	8,939
Accounts payable	(2,066)
Accrued liabilities	(993)
Current maturities of long-term debt	(14)
Long-term debt	(77)
Goodwill	2,785
Net assets acquired	$22,096
Consideration:
Cash, net of cash and cash equivalents acquired	$22,096

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
The Alumco acquisition was not deemed material to our results of operations for the year ended October 31, 2013. Therefore, we have not presented pro forma results of operations.
Edgetech
On March 31, 2011, we completed the acquisition of Edgetech I.G., Inc., an Ohio corporation (Edgetech I.G.), the United Kingdom division of Edgetech (Edgetech UK), and Edgetech Europe GmbH, a German company (Edgetech Germany). These entities are hereafter referred to collectively as “Edgetech.” Headquartered in Cambridge, Ohio, Edgetech had three manufacturing facilities, one each in the United States, the United Kingdom and Germany which produced a full line of warm-edge, dual seal insulating glass spacer systems for window and door customers in North America and abroad. Edgetech’s products separate and seal double and triple paned glass within a window and act as a thermal barrier that enhances the window’s energy efficiency.
We acquired Edgetech by merging its wholly-owned subsidiary, QSB Inc., a Delaware corporation (QSB), with and into Lauren International, Inc. formerly known as Lauren Holdco Inc., an Ohio corporation and parent of the Edgetech Entities (Holdco), pursuant to the terms and conditions of the previously filed Agreement and Plan of Merger (the Merger Agreement), dated as of January 31, 2011. As consideration for the acquisition of all of the issued and outstanding capital shares of Holdco, we paid $104.4 million in cash, net of $0.8 million of cash acquired. Of the cash paid, $7.0 million was placed into an escrow fund to satisfy certain indemnity obligations under the Merger Agreement. Of the $7.0 million escrow, $3.5 million has been released in accordance with the terms of the Merger Agreement and $3.5 million remains as of October 31, 2013. We recorded $2.5 million of transaction-related costs in connection with the Edgetech acquisition within selling, general and administrative expense in our consolidated statement of income during the year ended October 31, 2011. Additionally, we paid $3.5 million of tax liabilities which resulted from the pre-closing reorganization of Lauren and its subsidiaries.
The acquisition of Edgetech complemented our warm-edge spacer business and expanded our product offerings to our fenestration customers. In addition, the acquisition of Edgetech allowed us to better serve our base of national and regional customers, and accelerated our growth in international markets.
We accounted for the Edgetech acquisition using the acquisition method of accounting under which the total purchase price consideration is allocated to assets and liabilities assumed based upon their fair values. Fair value measurements have been applied based on assumptions that market participants would use in the pricing of the asset or liability. The excess of the purchase price over the amounts assigned to tangible or intangible assets acquired and liabilities assumed was recognized as goodwill. Goodwill, the excess of the purchase price over the amounts assigned to tangible or intangible assets acquired and liabilities assumed, totaled $44.6 million; was not deductible for tax purposes; and was allocated entirely to the Engineered Products business segment.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the fair values assigned to the assets and liabilities acquired:

Edgetech:	As of Date of Opening Balance Sheet
(In thousands)
Net assets acquired:
Accounts receivable	$9,181
Inventories	10,123
Prepaid and other current assets	2,023
Property, plant and equipment	21,086
Intangible assets	48,750
Other assets	1,377
Accounts payable	(6,905)
Accrued liabilities	(1,315)
Income taxes payable	(3,780)
Deferred income taxes, current	(322)
Current maturities of long-term debt	(24)
Long-term debt	(40)
Deferred income taxes	(20,374)
Goodwill	44,623
Net assets acquired	$104,403
Consideration:
Cash, net of cash and cash equivalents acquired	$104,403
We did not record any material adjustments to the original purchase price allocation during the years ended October 31, 2013 or 2012.
The following table presents our pro forma results of operations for the year ended October 31, 2011, assuming Edgetech had been acquired as of the first day of fiscal 2011.

Year Ended October 31, 2011
(In thousands, except per share amounts)
Net sales	$878,291
Operating income	20,530
Income from continuing operations	$11,496
Diluted earnings per common share from continuing operations	$0.31
These pro forma results of operations do not purport to reflect the results we might achieve in the future or the results that would have been obtained had we acquired Edgetech on the first day of fiscal 2011. In preparing these pro forma results, we included adjustments for the following; (1) amortization expense related to the intangible assets acquired; (2) depreciation expense associated with the fair value adjustment to property, plant and equipment acquired; (3) facility rent expense; (4) higher cost of sales related to the increase in value of inventory resulting from the purchase accounting treatment; and the (5) tax effect of the changes noted. In addition, the pro forma results exclude transaction expenses incurred related to the acquisition and does not include any operating efficiencies or cost savings that might have been achieved due to synergies or costs related to integration. Additionally, the historical Edgetech financial information was not adjusted to remove prior parent company allocation, or to incorporate incremental expenses going forward.
In March 2011, we acquired JELD-WEN’s vinyl extrusion assets in Yakima, Washington (Yakima) for $6.4 million in cash consideration. This acquisition was effected through an asset purchase of vinyl extrusion related equipment and certain other assets. Yakima was integrated into one of our existing Engineered Products businesses, and the net assets acquired included $5.0 million of property, plant and equipment and $1.4 million of intangible assets. There was no goodwill recognized in connection with the Yakima acquisition.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable consisted of the following as of October 31, 2013 and 2012:

	October 31,
	2013	2012
	(In thousands)
Trade receivables	$97,354	$85,375
Environmental remediation receivable, current portion	903	821
Receivables from employees	12	28
Other	1,125	446
Total	$99,394	$86,670
Less: Allowance for doubtful accounts	561	1,026
Accounts receivable, net	$98,833	$85,644
The changes in our allowance for doubtful accounts were as follows:

	Year Ended October 31,
	2013	2012	2011
	(In thousands)
Beginning balance as of November 1, 2012, 2011 and 2010, respectively	$1,026	$1,062	$1,037
Bad debt (benefit) expense	(38)	593	635
Amounts written off	(534)	(688)	(627)
Recoveries	107	59	17
Balance as of October 31,	$561	$1,026	$1,062
4. Inventories
Inventories consisted of the following at October 31, 2013 and 2012:

	October 31,
	2013	2012
	(In thousands)
Raw materials	$32,215	$34,392
Finished goods and work in process	35,657	43,915
Supplies and other	2,269	2,559
Total	$70,141	$80,866
Less: Inventory reserves	11,825	14,962
Inventories, net	$58,316	$65,904
The changes in our inventory reserve accounts were are follows for the years ended October 31, 2013, 2012 and 2011:

	Year Ended October 31,
	2013	2012	2011
	(In thousands)
Beginning balance as of November 1, 2012, 2011 and 2010, respectively	$14,962	$15,660	$12,768
Charged (credited) to costs & expenses	(3,135)	(163)	3,432
Write-offs	(2)	(400)	(491)
Other	—	(135)	(49)
Balance as of October 31,	$11,825	$14,962	$15,660
Fixed costs related to excess manufacturing capacity, if any, have been expensed in the period they were incurred and,

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

therefore, are not capitalized into inventory. Our inventories at October 31, 2013 and 2012 were valued using the following costing methods:

	October 31,
	2013	2012
	(In thousands)
LIFO	$17,211	$28,224
FIFO	41,105	37,680
Total	$58,316	$65,904
For inventories valued using the LIFO method, replacement cost exceeded the LIFO value by approximately $8.1 million and $10.7 million as of October 31, 2013 and 2012, respectively. We liquidated LIFO layers during the years ended October 31, 2013 and 2011, which resulted in a reduction of the LIFO reserve and a corresponding increase/(decrease) to cost of sales of approximately $0.6 million and $(0.9) million, respectively. There was no liquidation of LIFO costing layers during the fiscal year ended October 31, 2012.
We record LIFO reserve adjustments as corporate expenses so that our chief operating decision maker can review the operations of our business segments on a consistent FIFO or weighted-average basis. We calculate our LIFO reserve adjustments on a consolidated basis in a single pool using the dollar-value link chain method.
For our business acquisitions which have inventory balances, we integrate these operations and allow the use of either the LIFO or FIFO costing method. The inventory costing methods selected by these acquired businesses depends upon the facts and circumstances that exist at the time, and may include expected inventory quantities and expected future pricing levels. We perform this evaluation for each business acquired individually.
5. Property, Plant and Equipment
Property, plant and equipment consisted of the following at October 31, 2013 and 2012:

	October 31,
	2013	2012
	(In thousands)
Land and land improvements	$9,433	$9,553
Buildings and building improvements	77,978	76,810
Machinery and equipment	412,483	391,897
Construction in progress	6,252	24,515
Property, plant and equipment, gross	506,146	502,775
Less: Accumulated depreciation	348,927	333,898
Property, plant and equipment, net	$157,219	$168,877
As of October 31, 2012, construction in progress included capitalized software costs of approximately $15.8 million related to our implementation of an enterprise resource planning system that had not yet been placed in service. This ERP project was placed into service in March 2013, with an initial useful life of 36 months assigned. In August 2013, our Board of Directors decided to cease the implementation of this ERP system for several reasons, but primarily in order to spend the resources on a number of organic growth opportunities that are available to us today which were not available when the implementation effort began in 2010. These opportunities will require capital but offer significantly higher returns on invested capital than a continued investment in the ERP system. We transitioned our operating facilities that were on the ERP system to legacy systems. We expensed costs associated with the most recent phase of the implementation which was in progress in August 2013 and totaled approximately $1.2 million. In addition, we incurred costs associated with one-time termination benefits, contract termination costs and other costs which were expensed as incurred prior to October 31, 2013. We used the ERP at these operating locations through October 31, 2013. As such, we recorded a change in accounting estimate related to the ERP assets capitalized and reduced the useful lives of the underlying assets, resulting in an accelerated depreciation charge of $15.3 million during the period from August 2013 to October 2013. The change in estimate resulted in an increase in net loss of $9.8 million, or $0.27 per share, for the year ended October 31, 2013. We expect to recognize approximately $0.5 million in depreciation expense associated with this asset during the first six months of fiscal 2014. We will continue to use this ERP for certain corporate functions and the underlying assets associated with these functions will continue to depreciate over the remainder of their original 36 month term.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Depreciation expense for the years ended October 31, 2013, 2012, and 2011 was $51.6 million, $29.4 million and $27.6 million, respectively. If there were indicators of potential impairment, we evaluated our property, plant and equipment for recoverability over the remaining useful lives of the assets. For the year ended October 31, 2013, we recognized impairment charges totaling $1.5 million related to the write down of land in Arizona and the facility in Barbourville, Kentucky, currently held for sale. For the years ended October 31, 2012 and 2011, we recognized impairment charges totaling $0.7 million and $1.6 million, respectively, primarily related to the consolidation of a manufacturing facility which is being held for sale. See Note 19 "Restructuring Activities".
6. Goodwill and Intangible Assets
Goodwill
Our goodwill was included entirely in the Engineered Products business segment. The change in the carrying amount of goodwill for the years ended October 31, 2013, 2012 and 2011 was as follows:

	Year Ended October 31,
	2013	2012	2011
	(In thousands)
Beginning balance as of November 1, 2012, 2011 and 2010, respectively	$68,331	$69,432	$25,189
Acquisitions	2,785	—	44,623
Foreign currency translation adjustment	750	(1,101)	(380)
Balance as of October 31,	$71,866	$68,331	$69,432
We evaluated our goodwill balances for indicators of impairment and performed an annual goodwill impairment test to determine the recoverability of these assets. We determined that our goodwill was not impaired. We did not incur an impairment charge for the years ended October 31, 2013, 2012 and 2011.
Identifiable Intangible Assets
Amortizable intangible assets consisted of the following as of October 31, 2013 and 2012:

	October 31, 2013	October 31, 2013		October 31, 2012
	Remaining Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(In thousands)
Customer relationships	10 years	$52,793	$15,630	$43,737	$11,675
Trademarks and trade names	13 years	44,576	17,498	44,519	14,520
Patents and other technology	8 years	25,390	11,319	24,773	9,382
Other	2 years	1,392	742	1,392	464
Total		$124,151	$45,189	$114,421	$36,041
We do not estimate a residual value associated with these intangible assets. Included in intangible assets as of October 31, 2013 were customer relationships and technology of $8.7 million and $0.2 million, respectively, related to the Alumco acquisition with estimated useful lives of 10 and 3 years, respectively. (See Note 2 "Acquisitions"). The aggregate amortization expense associated with identifiable intangible assets for the years ended October 31, 2013, 2012 and 2011 was $8.9 million, $8.2 million and $6.3 million, respectively.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Estimated remaining amortization expense, assuming current intangible balances and no new acquisitions, for each of the fiscal years ending October 31, was as follows (in thousands):

Estimated Amortization Expense
2014	9,064
2015	8,930
2016	8,659
2017	8,553
2018	8,306
Thereafter	35,450
Total	$78,962
We did not incur impairment losses related to our identifiable intangible assets during the years ended October 31, 2013, 2012 and 2011.
7. Accrued Liabilities

Accrued liabilities consisted of the following at October 31, 2013 and 2012:

	October 31,
	2013	2012
	(In thousands)
Payroll, payroll taxes and employee benefits	$20,095	$21,458
Accrued insurance and workers compensation	4,003	4,212
Sales allowances	5,882	5,509
Deferred compensation	3,597	440
Deferred revenue	1,121	2,353
Environmental reserve	1,550	1,700
Warranties	1,700	2,045
Audit, legal, and other professional fees	1,472	2,847
Accrued taxes	953	738
Accrued rent	353	1,076
Accrued capital expenditures	—	1,242
Other	4,059	2,839
Accrued liabilities	$44,785	$46,459
8. Debt and Capital Lease Obligations
Long-term debt consisted of the following at October 31, 2013 and 2012:

	October 31,
	2013	2012
	(In thousands)
Revolving Credit Facility	$—	$—
City of Richmond, Kentucky Industrial Building Revenue Bonds	700	800
Scott County, Iowa Industrial Waste Recycling Revenue Bonds	—	400
Capital lease obligations and other	235	201
Total debt	$935	$1,401
Less: Current maturities	183	368
Long-term debt	$752	$1,033

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revolving Credit Facility
Prior to January 28, 2013, we maintained a $270.0 million senior unsecured revolving credit facility (the Retired Facility) which had been executed on April 23, 2008 and was scheduled to mature on April 23, 2013. The Retired Facility provided for up to $50.0 million of standby letters of credit, limited based on availability, as defined. Amounts borrowed under the facility were to bear interest at a spread above the London Interbank Borrowing Rate (LIBOR) based on a combined leverage and ratings grid. In addition, the Retired Facility contained restrictive debt covenants, as defined in the indenture, and contained certain limits on additional indebtedness, asset or equity sales and acquisitions. During the fiscal years ended October 31, 2012 and 2011 and for the period from November 1, 2012 through January 28, 2013, we were in compliance with our debt covenants and did not borrow funds pursuant to the Retired Facility.
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
The Credit Facility requires us to comply with certain financial covenants, the terms of which are defined therein. Specifically, we must not permit, on a quarterly basis, our ratio of consolidated EBITDA to consolidated interest expense as defined (Minimum Interest Coverage Ratio), to fall below 3.00:1 or our ratio of consolidated funded debt to consolidated EBITDA, as defined (Maximum Consolidated Leverage Ratio), to exceed 3.25:1. The Maximum Consolidated Leverage Ratio is the ratio of consolidated EBITDA to consolidated interest expense, in each case for the previous four consecutive fiscal quarters. EBITDA is defined by the indenture to include proforma EBITDA of acquisitions and to exclude certain items such as goodwill and intangible asset impairments and certain other non-cash charges and non-recurring items. Subject to our compliance with the covenant requirements, the amount available under the Credit Facility is a function of: (1) our trailing twelve month EBITDA; (2) the Minimum Interest Coverage Ratio and Maximum Consolidated Leverage Ratio allowed under the Credit Facility; and (3) the aggregate amount of our outstanding debt and letters of credit. As of October 31, 2013, we were in compliance with the financial covenants set forth in the Credit Facility.
As of October 31, 2013, the amount available to us for use under the Credit Facility was limited to $139.0 million and we had outstanding letters of credit of $6.2 million. For the period from January 28, 2013 through October 31, 2013, we borrowed and repaid $23.5 million under the Credit Facility, and thus had no outstanding borrowings at October 31, 2013. The weighted average interest rate for the period from January 28, 2013 through October 31, 2013 was 1.33%. Our borrowing rate under the Credit Facility was 3.25% and 1.20% for the swing line sub facility and the revolver, respectively, at October 31, 2013.
Other Debt Instruments
The City of Richmond, Kentucky Industrial Building Revenue Bonds are due in annual installments through October 2020. Interest is payable monthly at a variable rate. Interest rates on these bonds have ranged from 0.2% to 0.4% during the fiscal year ended October 31, 2013. The average interest rate during the fiscal years ended October 31, 2013 and 2012, was 0.3% and 0.6%, respectively. We have pledged the land, building and certain equipment used at facility located in Richmond, Kentucky. In addition, we have issued a $0.7 million letter of credit under the Credit Facility which serves as a conduit for making the scheduled payments.
In June 1999, we borrowed $3.0 million of Variable Rate Demand Industrial Waste Recycling Revenue Bonds Series 1999, through Scott County, Iowa. The bonds require 15 annual principal payments of $0.2 million beginning on July 1, 2000 through June 2014. The variable interest rate is established by the remarketing agent based on the lowest weekly rate of interest that would permit the sale of the bonds at par, on the basis of prevailing financial market conditions. Interest is payable on the first business day of each calendar month. Interest rates on these bonds have ranged from 0.7% to 1.3% during the fiscal year ended October 31, 2013. The average interest rate during the fiscal years ended October 31, 2013 and 2012, was 0.9% and 1.4%, respectively. In September 2013, we paid off the remaining principal balance of $0.2 million and thus, we had no outstanding balance as of October 31, 2013.
We have capital lease obligations related to equipment purchases with annual interest rates that range between 1.5% and 7.0%. These capital lease obligations extend through 2019.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The table below presents the scheduled maturity dates of our long-term debt outstanding at October 31, 2013 (in thousands):

Aggregate Maturities
2014	183
2015	188
2016	131
2017	117
2018	107
Thereafter	209
Total	$935
9. Retirement Plans
We have a number of retirement plans covering substantially all employees. We provide both defined benefit and defined contribution plans. In general, an employee’s coverage for retirement benefits depends on the plant or location of employment.
Defined Benefit Plan
We have a non-contributory, single employer defined benefit pension plan that covers substantially all non-union employees. Effective January 1, 2007, we amended this defined benefit pension plan to include a cash balance formula for all new salaried employees hired on or after January 1, 2007 and for any non-union employees who were not participating in a defined benefit plan prior to January 1, 2007. All salaried employees hired after January 1, 2007, are eligible to receive credits equivalent to 4% of their annual eligible wages. Some of the employees at the time of the amendment were “grandfathered” and are eligible to receive credits ranging up to 6.5% based upon a percentage of benefits received under our defined benefit plan prior to this amendment of the pension plan. Additionally, every year the participants will receive an interest related credit on their respective balance equivalent to the prevailing 30-year Treasury rate. For employees who were participating in this plan prior to January 1, 2007, the benefit formula is a more traditional formula for retirement benefits, whereby the plan pays benefits to employees upon retirement, using a formula which considers years of service and pensionable compensation prior to retirement. Of our pension plan participants, 99% have their benefit determined pursuant to the cash balance formula.
The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was signed into law on December 8, 2003. This Act introduces a Medicare prescription-drug benefit beginning in 2006 as well as a federal subsidy to sponsors of retiree health care plans that provide a benefit at least “actuarially equivalent” to the Medicare benefit. We concluded that our plans are at least “actuarially equivalent” to the Medicare benefit. For those who are otherwise eligible for the subsidy, we have not included this subsidy per the Act in our benefit calculations. The impact to net periodic benefit cost and to benefits paid did not have a material impact on the consolidated financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Funded Status and Net periodic Benefit Cost
The changes in benefit obligations and plan assets, and our funded status (reported in deferred pension and postretirement benefits on the consolidated balance sheets) were as follows (in thousands):

	October 31,
	2013	2012
	(In thousands)
Change in Benefit Obligation:
Beginning balance as of November 1, 2012 and 2011, respectively	$24,407	$20,662
Service cost	3,820	3,652
Interest cost	786	815
Actuarial (gain) loss	(893)	731
Benefits paid	(1,540)	(1,183)
Administrative expenses	(341)	(270)
Projected benefit obligation at October 31,	$26,239	$24,407
Change in Plan Assets:
Beginning balance as of November 1, 2012 and 2011, respectively	$18,562	$14,004
Actual return on plan assets	3,256	1,811
Employer contributions	3,670	4,200
Benefits paid	(1,540)	(1,183)
Administrative expenses	(341)	(270)
Fair value of plan assets at October 31,	$23,607	$18,562
Non current liability - Funded Status	$(2,632)	$(5,845)
As of October 31, 2013 and 2012, included in our accumulated comprehensive loss was a net actuarial loss of $1.7 million and $4.8 million, respectively. There were no net prior service costs or transition obligations for the years ended October 31, 2013 and 2012.
As of October 31, 2013 and 2012, the accumulated benefit obligation was $25.2 million and $23.7 million, respectively. The accumulated benefit obligation is the present value of pension benefits (whether vested or unvested) attributed to employee service rendered before the measurement date, and based on employee service and compensation prior to that date. The accumulated benefit obligation differs from the projected benefit obligation in that it includes no assumption about future compensation levels.
The net periodic benefit cost for the years ended October 31, 2013, 2012 and 2011, was as follows:

	Year Ended October 31,
	2013	2012	2011
	(In thousands)
Service cost	$3,820	$3,652	$3,794
Interest cost	786	815	795
Expected return on plan assets	(1,400)	(1,161)	(986)
Amortization of net loss	370	147	134
Net periodic benefit cost	$3,576	$3,453	$3,737

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The changes in plan assets and projected benefit obligations which were recognized in our other comprehensive loss for the years ended October 31, 2013, 2012 and 2011 were as follows:

	Year Ended October 31,
	2013	2012	2011
	(In thousands)
Net (gain) loss arising during the period	$(2,749)	$81	$2,271
Less: Amortization of loss	$369	$147	$134
Total recognized in other comprehensive loss	$(3,118)	$(66)	$2,137
Measurement Date and Assumptions
We generally determine our actuarial assumptions on an annual basis, with a measurement date of October 31.
The following table presents our assumptions for pension benefit calculations for the years ended October 31, 2013, 2012 and 2011:

	For the Year Ended October 31,
	2013	2012	2011	2013	2012	2011
Weighted Average Assumptions:	Benefit Obligation			Net Periodic Benefit Cost
Discount rate	4.18%	3.29%	4.40%	3.29%	4.40%	5.15%
Rate of compensation increase	2.50%	2.50%	4.00%	2.50%	4.00%	4.00%
Expected return on plan assets	n/a	n/a	n/a	7.25%	7.25%	7.25%
The discount rate was used to calculate the present value of the projected benefit obligation for pension benefits. The rate reflects the amount at which benefits could be effectively settled on the measurement date. For the years ended October 31, 2013, 2012 and 2011, we determined our discount rate based on a pension discount curve. The rate represents the single rate that, if applied to every year of projected benefits payments, would result in the same discounted value as the array of rates that comprise the pension discount curve.
The expected return on plan assets was used to determine net periodic pension expense. The rate of return assumptions were based on projected long-term market returns for the various asset classes in which the plans were invested, weighted by the target asset allocations. We review the return assumption at least annually. The rate of compensation increase represents the long-term assumption for expected increases in salaries.
Plan Assets
The following tables provide our target allocation for the year ended October 31, 2013, as well as the actual asset allocation by asset category and fair value measurements as of October 31, 2013 and 2012:

	Target Allocation	Actual Allocation
	October 31, 2013	October 31, 2013	October 31, 2012
Equity securities	60.0%	60.0%	60.0%
Fixed income	40.0%	40.0%	40.0%

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Fair Value Measurements at
	October 31, 2013	October 31, 2012
	(In thousands)
Money market fund	$445	$167

Large capitalization	$7,439	$5,918
Small capitalization	2,745	2,218
International equity	2,536	1,993
Other	1,139	929
Equity securities	$13,859	$11,058

High-quality core bond	$4,653	$3,645
High-quality government bond	2,322	1,831
High-yield bond	2,328	1,861
Fixed income	$9,303	$7,337

Total securities(1)	$23,607	$18,562

(1)	Quoted prices in active markets for identical assets (Level 1).
Inputs and valuation techniques used to measure the fair value of plan assets vary according to the type of security being valued. All of the equity and debt securities held directly by the plans were actively traded and fair values were determined based on quoted market prices.
Our investment objective for defined benefit plan assets is to meet the plans’ benefit obligations, while minimizing the potential for future required plan contributions. The investment strategies focus on asset class diversification, liquidity to meet benefit payments and an appropriate balance of long-term investment return and risk. Target ranges for asset allocations are determined by matching the actuarial projections of the plans’ future liabilities and benefit payments with expected long-term rates of return on the assets, taking into account investment return volatility and correlations across asset classes. Plan assets are diversified across several investment managers and are generally invested in liquid funds that are selected to track broad market equity and bond indices. Investment risk is carefully controlled with plan assets rebalanced to target allocations on a periodic basis and monitoring of performance of investment managers relative to the investment guidelines established with each investment manager.

Expected Benefit Payments and Funding
Our pension funding policy is to make the minimum annual contributions required pursuant to the plan. We accelerated contributions to target a 100% funding threshold. Additionally, we consider funding annual requirements early in the fiscal year to potentially maximize the return on assets. For the fiscal years ended October 31, 2013, 2012 and 2011, we made total pension contributions of $3.7 million, $4.2 million and $1.9 million, respectively.

During fiscal 2014, we expect to contribute approximately $1.1 million to the pension plan to reach targeted funding levels and meet minimum contribution requirements. This expected contribution level will be dependent on many variables, including the market value of the assets compared to the obligation, as well as other market or regulatory conditions. In addition, we consider the cash requirements of our business investment opportunities. Accordingly, actual funding amounts and the timing of such funding may differ from current estimates.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents the total benefit payments expected to be paid to participants by year, which includes payments funded from our assets, as well as payments paid from the plan for the year ended October 31, (in thousands):

Pension Benefits
2014	$2,155
2015	2,072
2016	2,379
2017	2,523
2018	2,633
2019 - 2023	15,473
Total	$27,235

Defined Contribution Plan
We also sponsor defined contribution plans into which we and our employees make contributions. We match 5% up to the first 50% of employee deferrals. We do not offer our common stock as a direct investment option under these plans. For the years ended October 31, 2013, 2012 and 2011, we contributed approximately $2.9 million, $2.5 million and $3.1 million for these plans, respectively.
Other Plans
Under our postretirement benefit plan, we provide certain healthcare and life insurance benefits for a small number of eligible retired employees who were employed prior to January 1, 1993. Certain employees may become eligible for those benefits if they reach normal retirement age while working for us. We continue to fund benefit costs on a pay-as-you-go basis. The table below indicates the amount of these liabilities included in the accompanying consolidated balance sheets:

	October 31, 2013	October 31, 2012
	(In thousands)
Accrued liabilities	$74	$74
Deferred pension and postretirement benefits	1,080	1,035
Total	$1,154	$1,109
We also have supplemental benefit plans covering certain executive officers and a non-qualified deferred compensation plan covering members of the Board of Directors and certain key employees. As of October 31, 2013 and 2012, our liability under the supplemental benefit plan was approximately $3.6 million and $2.5 million, respectively, and under the deferred compensation plan was approximately $6.7 million and $5.9 million, respectively. Of this amount, we expect to settle approximately $1.8 million and $3.4 million respectively, related to the supplemental benefit plan the deferred compensation plan, within one year as a result of the recent separation of three of our executive officers in 2013.
10. Warranty Obligations
We accrue warranty obligations as we recognize revenue associated with certain products. We make provisions for our warranty obligations based upon historical experience of costs incurred for such obligations adjusted, as necessary, for current conditions and factors. There are significant uncertainties and judgments involved in estimating our warranty obligations, including changing product designs, differences in customer installation processes and future claims experience which may vary from historical claims experience. Therefore, the ultimate amount we incur as warranty costs in the near and long-term may not be consistent with our current estimate.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A reconciliation of the activity related to our accrued warranty, including both the current and long-term portions (reported in accrued liabilities and other liabilities, respectively, on the accompanying consolidated balance sheets) follows:

	Year Ended October 31,
	2013	2012
	(In thousands)
Beginning balance as of November 1, 2012, and 2011, respectively	$4,781	$5,262
Provision for warranty expense	768	652
Change in accrual for preexisting warranties	(1,279)	(838)
Warranty costs paid	(586)	(295)
Total accrued warranty	$3,684	$4,781
Less: Current portion of accrued warranty	1,700	2,045
Long-term portion at October 31,	$1,984	$2,736
11. Income Taxes
We provide for income taxes on taxable income at the statutory rates applicable. The following table summarizes the components of income tax expense excluding discontinued operations for the years ended October 31, 2013, 2012 and 2011:

	Year Ended October 31,
	2013	2012	2011
	(In thousands)
Current
Federal	$522	$257	$1,949
State and local	422	320	390
Non-U.S.	846	615	737
Total current	1,790	1,192	3,076
Deferred
Federal	(7,779)	(9,060)	3,964
State and local	(571)	(213)	596
Non-U.S.	62	(570)	(1,199)
Total deferred	(8,288)	(9,843)	3,361
Total (benefit) provision	$(6,498)	$(8,651)	$6,437
The following table reconciles our effective income tax rate to the federal statutory rate of 35% for the years ended October 31, 2013, 2012 and 2011:

	Year Ended October 31,
	2013	2012	2011
U.S. tax at statutory rate	35.0%	35.0%	35.0%
State and local income tax	3.1	3.9	4.4
Non-U.S. income tax	0.1	(0.5)	1.1
Employee related items	—	(2.1)	—
Transaction costs	—	—	4.7
General business credits	0.9	1.1	(2.6)
Valuation allowance	(2.9)	(4.4)	—
Other	(0.5)	1.3	(1.1)
Effective tax rate	35.7%	34.3%	41.5%

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Significant components of our net deferred tax assets were as follows:

	October 31,
	2013	2012
	(In thousands)
Deferred tax assets:
Employee benefit obligations	$14,025	$14,948
Goodwill and intangibles	771	3,055
Accrued liabilities and reserves	4,255	4,349
Pension and other benefit obligations	2,134	3,720
Inventory	3,435	3,858
Loss and tax credit carry forwards	23,874	13,168
Other	261	291
Total gross deferred tax assets	48,755	43,389
Less: Valuation allowance	2,478	1,694
Total deferred tax assets, net of valuation allowance	46,277	41,695
Deferred tax liabilities:
Property, plant and equipment	2,205	3,322
Net deferred tax assets	$44,072	$38,373

Deferred income tax assets, non-current	$21,286	$17,934
Deferred income tax assets, current	22,786	20,439
Net deferred tax assets	$44,072	$38,373
At October 31, 2013, operating loss carry forwards for tax purposes, mostly comprised of federal and state, were $111.0 million. The majority of such losses begin to expire in 2025. Tax credits available to offset future tax liabilities totaled $1.3 million and are not expected to be utilized within the next twelve months. We evaluate tax benefits of operating losses and tax credit carry forwards on an ongoing basis, including a review of historical and projected future operating results, the eligible carry forward period and other circumstances. We have recorded a valuation allowance for certain state net operating losses as of October 31, 2013 and 2012, totaling $2.5 million ($1.6 million net of federal taxes) and $1.7 million ($1.1 million net of federal taxes), respectively. There was no valuation allowance recorded for the year ended October 31, 2011. In assessing the need for a valuation allowance, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets.
The following table reconciles the change in the unrecognized income tax benefit for the years ended October 31, 2013, 2012 and 2011 (in thousands):

Unrecognized Income Tax Benefits
Balance at November 1, 2010	$18,615
Additions for tax positions related to the current year	13
Additions for tax positions related to the prior year	414
Balance at October 31, 2011	$19,042
Additions for tax positions related to the current year	12
Additions for tax positions related to the prior year	276
Lapse in statute of limitations	(3,571)
Balance at October 31, 2012	$15,759
Additions for tax positions related to the current year	14
Additions for tax positions related to the prior year	497
Lapse in statute of limitations	(3,032)
Balance at October 31, 2013	$13,238

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Included in prepaid and other current assets on the accompanying consolidated balance sheets were income tax receivables of $0.2 million and $1.3 million as of October 31, 2013 and 2012, respectively.
No deferred income taxes were provided on $4.2 million of undistributed earnings of foreign subsidiaries as of October 31, 2013, as we intend to indefinitely reinvest these funds in these foreign jurisdictions. Upon distribution of these earnings in the form of dividends or otherwise, we may be subject to United States taxation and foreign withholding taxes. We cannot estimate the amount of taxes that may be payable on the eventual distribution of these earnings after consideration of available foreign tax credits.
Our unrecognized tax benefit (UTB) is related to the 2008 spin-off of Quanex from its parent and certain state tax items regarding the interpretation of tax laws and regulations. The total UTB at October 31, 2012 was $15.8 million. Of this amount, $6.7 million was recorded as a liability for uncertain tax positions and $9.1 million was recorded as deferred income taxes (non-current assets) on the accompanying consolidated balance sheet. During the year ended October 31, 2013, we reduced the liability for uncertain tax positions related to the spin-off by $2.7 million due to the lapse in the statute of limitations, which resulted in a non-cash increase in retained earnings of $2.1 million and a decrease in income tax expense of $0.6 million. At October 31, 2013, $5.4 million is recorded as a liability for uncertain tax positions and $7.8 million is recorded in deferred income taxes (non current assets). The total UTB of $13.2 million at October 31, 2013, includes $12.4 million for which the recognition of such items would not affect the annual effective tax rate. For the years ended October 31, 2013, 2012 and 2011, we recognized a benefit of $0.1 million and $0.2 million and expense of $0.3 million, respectively, in interest and penalties which were reported as income tax (benefit) expense in the consolidated statements of income consistent with past practice.
We, along with our subsidiaries, file income tax returns in the United States and various state jurisdictions as well as in the United Kingdom, Germany and Canada. We are not currently under a tax examination, but in certain jurisdictions the statute of limitations has not yet expired. We generally remain subject to examination of our United States income tax returns for 2010 and subsequent years. We generally remain subject to examination of our various state income tax returns for a period of four to five years from the date the return was filed. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the state of the federal change.
On September 13, 2013, the Internal Revenue Service issued final Tangible Property Regulations (TPR) under Internal Revenue Code (IRC) Section 162 and IRC Section 263(a), which prescribe the capitalization treatment of certain repair costs, asset betterments and other costs which could affect temporary deferred taxes. Although the regulations are not effective until tax years beginning on or after January 1, 2014, certain portions may require an accounting method change on a retroactive basis, thus requiring an IRC Section 481(a) adjustment related to fixed and real asset deferred taxes. Pursuant to U.S. GAAP, as of the date of the issuance, the release of the regulations is treated as a change in tax law. Therefore, we are required to determine whether there will be an impact on our financial statements as of October 31, 2013. We are currently analyzing the expected impact of the new regulations and we do not believe the impact will be material to our financial position or results of operations. We will continue to monitor any future changes in the TPR prospectively.
Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or income tax returns. The final outcome of the future tax consequences of legal proceedings, if any, as well as the outcome of competent authority proceedings, changes in regulatory tax laws, or interpretation of those tax laws could impact our financial statements. We are subject to the effect of these matters occurring in various jurisdictions. We believe it is reasonably possible that a decrease of approximately $2.0 million in the UTB may be recognized within the next twelve months as a result of a lapse in the statute of limitations.
12. Commitments and Contingencies
Operating Leases and Purchase Obligations
We have operating leases for certain real estate and equipment used in our business. Rental expense for the years ended October 31, 2013, 2012 and 2011 was $7.1 million, $6.9 million and $6.0 million, respectively. We sublease certain of our facilities as of October 31, 2013, pursuant to which we expect to receive future minimum non-cancelable rentals of $1.4 million.
We are a party to non-cancelable purchase obligations primarily for natural gas and aluminum scrap used in our manufacturing processes. We paid $4.1 million, $4.0 million and $2.8 million pursuant to these arrangements for the years ended October 31, 2013, 2012 and 2011, respectively. These obligations extend through 2014 with $0.5 million due in fiscal year 2014. Future amounts paid pursuant to these arrangements will depend, to some extent, on our usage.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents future minimum rental payments under operating leases with remaining terms in excess of one year at October 31, 2013 (in thousands):

Operating Leases
2014	$7,021
2015	5,979
2016	4,492
2017	3,603
2018	2,851
Thereafter	8,107
Total	$32,053
Asset Retirement Obligation
We maintain an asset retirement obligation associated with a leased facility in Kent, Washington. During July 2013, we revised our estimate of future cash flows associated with this asset retirement obligation and recorded an incremental asset and corresponding liability at fair value totaling $1.2 million. We expect to depreciate the asset and accrete the liability over a seven year term, resulting in a cumulative asset retirement obligation of $2.2 million at such time.
Environmental
We are subject to extensive laws and regulations concerning the discharge of materials into the environment and the remediation of chemical contamination. To satisfy such requirements, we must make capital and other expenditures on an on-going basis. We accrue for remediation obligations and adjust our accruals as information becomes available and circumstances develop. Those estimates may change substantially depending on various factors, including the nature and extent of contamination, appropriate remediation technologies, and regulatory approvals. When we accrue for environmental remediation liabilities, costs of future expenditures are not discounted to their present value, unless the amount and timing of the expenditures are fixed or reliably determinable. When environmental laws are deemed to impose joint and several liability for the costs of responding to contamination, information indicates that it is probable we have incurred a loss, and such amount is estimable, we accrue our allocable share of liability taking into account the number of parties participating, the ability of such counter-parties to pay their shares of the costs, the volume and nature of the wastes involved, the nature of anticipated response actions, and the nature of our alleged connection to the contamination. The cost of environmental matters has not had a material adverse effect on our operations or financial condition in the past, and we are not currently aware of any conditions that, we believe, are likely to have a material adverse effect on our operations, financial condition or cash flows.
The table below indicates the total environmental reserve and corresponding recovery balance as of October 31, 2013 and 2012:

	October 31,
	2013	2012
	(In thousands)
Accrued liabilities	$1,550	$1,700
Non-current environmental reserves	9,255	9,827
Total environmental reserves	$10,805	$11,527

Accounts receivable	$903	$821
Other current assets	1,395	—
Other assets (non-current)	8,330	10,374
Total receivable for recovery of remediation costs	$10,628	$11,195
Currently, our on-going remediation activities are associated with one of our subsidiaries, Nichols Aluminum-Alabama, LLC (NAA). NAA operates a plant in Decatur, Alabama that is subject to an Alabama Hazardous Wastes Management and Minimization Act Post-Closure Permit. Among other things, the permit requires NAA to remediate, as directed by the state, historical environmental releases of wastes and waste constituents. Consistent with the permit, NAA has undertaken various studies of site conditions and, during the first quarter of 2006, started a phased program to treat in-place free product petroleum that had been

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

released underneath the plant. During the second quarter 2010, NAA submitted to the state the first component of its proposed workplan for implementing a site-wide remedy. The full workplan was submitted to the state during the third quarter 2010, revised during the second quarter 2011 to reflect both additional sampling data and responses to state comments, and revised again in the fourth quarter 2011 in response to another round of state comments. In September 2013, the state approved NAA’s cleanup plan and incorporated it into a revised Post-Closure Permit. Based on the cleanup activities set forth in that Permit, and current information about site conditions, our remediation reserve at NAA’s Decatur plant is $10.8 million as of October 31, 2013. Approximately $0.7 million of the October 31, 2013 reserve represents administrative costs; the balance of $10.1 million represents estimated costs for investigation, studies, cleanup, and treatment. The reserve has not been discounted. NAA was acquired through a stock purchase in which the sellers agreed to indemnify us and NAA for identified environmental matters related to the business and based on conditions initially created or events initially occurring prior to the acquisition. Environmental conditions are presumed to relate to the period prior to the acquisition unless proved to relate to releases occurring entirely after closing. The limit on indemnification is $21.5 million excluding legal fees. While our current estimates indicate we will not reach this limit, changing circumstances could result in additional costs or expenses that are not foreseen at this time. In accordance with the indemnification, the indemnitors paid the first $1.5 million of response costs and have been paying 90% of on-going costs. Based on our experience to date, the estimated cleanup costs going forward, and costs incurred to date as of October 31, 2013, we expect to recover from the sellers’ shareholders an additional $10.6 million which has not been discounted.
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
Our derivative activities are subject to the management, direction, and control of the Chief Financial Officer and Chief Executive Officer. Certain transactions in excess of specified levels require further approval from the Board of Directors.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

We have not designated any of our derivative contracts as hedges for accounting purposes. Therefore, changes in the fair value of these contracts and the realized gains and losses are recorded in the consolidated statements of income as follows (in thousands):

		Year Ended October 31,
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss):	2013	2012	2011
Aluminum derivatives	Cost of sales	$(122)	$(476)	$(307)
Foreign currency derivatives	Other, net	$(570)	$895	$(175)
The fair values of outstanding derivative contracts were recorded as assets and liabilities on the accompanying consolidated balance sheets as of October 31, 2013 and 2012 as indicated in the table below (in thousands):

	October 31,
	2013	2012
Prepaid and other current assets:
Aluminum derivatives	$50	$10
Foreign currency derivatives	163	6
Other assets:
Aluminum derivatives	8	—
Accrued liabilities:
Aluminum derivatives	77	170
Foreign currency derivatives	38	23
Other liabilities (non-current):
Aluminum derivatives	$—	$4
The following table summarizes the notional amounts and fair value of outstanding derivative contracts at October 31, 2013 and 2012 (in thousands):

		Notional as indicated		Fair Value in $
		October 31, 2013	October 31, 2012	October 31, 2013	October 31, 2012
Aluminum derivatives:
Aluminum forward purchase contracts	LBS	3,142	2,370	$60	$(164)
Aluminum swap contracts	LBS	187	—	(64)	—
Foreign currency exchange derivatives:
Sell EUR, buy USD	EUR	7,258	7,663	150	(23)
Buy GBP, sell USD	GBP	2,435	1,934	(25)	5
Buy EUR, sell GBP	EUR	967	—	(12)	—
Sell EUR buy GBP	EUR	880	545	14	—
Sell CAD, buy USD	CAD	615	608	$(2)	$1
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
We classified the investments in money market funds as cash and equivalents, and the pension plan assets were classified as deferred pension and postretirement benefits in the accompanying consolidated balance sheets.
The following table summarizes the assets and liabilities measured on a recurring basis based on the fair value hierarchy (in thousands):

	October 31, 2013				October 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Investments in money market fund	$42,639	$—	$—	$42,639	$67,819	$—	$—	$67,819
Aluminum derivatives	—	58	—	58	—	10	—	10
Foreign currency exchange derivatives	—	163	—	163	—	6	—	6
Total assets	$42,639	$221	$—	$42,860	$67,819	$16	$—	$67,835

Liabilities
Aluminum derivatives	$—	$(77)	$—	$(77)	$—	$(174)	$—	$(174)
Foreign currency exchange derivatives	—	(38)	—	(38)	—	(23)	—	(23)
Total liabilities	$—	$(115)	$—	$(115)	$—	$(197)	$—	$(197)

Net assets (liabilities)	$42,639	$106	$—	$42,745	$67,819	$(181)	$—	$67,638
We record certain property, plant and equipment at fair value on a non-recurring basis and classify as Level 3. These assets totaled $4.2 million at October 31, 2012, were increased by approximately $1.0 million associated with roof repairs to the facility in Barbourville as well as other additions, but subsequently these assets were impaired by $1.5 million (see Note 5, "Property, Plant and Equipment"), resulting in a fair value of $3.7 million at October 31, 2013. The fair value was based on broker opinions.
Carrying amounts reported on the balance sheet for cash, cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. Our outstanding debt at October 31, 2013 was variable rate debt that re-prices frequently, thereby limiting our exposure to significant change in interest rate risk. As a result, the fair value of our debt instruments approximates carrying value at October 31, 2013 and 2012.
14. Stock-Based Compensation
We have established and maintain an Omnibus Incentive Plan (2008 Plan) that provides for the granting of restricted stock awards, stock options, restricted stock units and other stock-based and cash-based awards. The 2008 Plan is administered by the Compensation and Management Development Committee of the Board of Directors.
The aggregate number of shares of common stock originally authorized for grant under the 2008 Plan was 2,900,000. At our annual shareholder meeting held in February 2011, the shareholders approved an amendment which increased the aggregate number of shares available for grant under the 2008 Plan by an additional 2,400,000 shares. Any officer, key employee and/or non-employee director or any of our affiliates is eligible for awards under the 2008 Plan. Our initial grant of awards under the 2008 Plan was on April 23, 2008. Our practice is to grant stock options and restricted stock units to non-employee directors on the last business day of each fiscal year, with an additional grant of options to each director on the date of his or her first anniversary of service. Once we receive approval from the Board of Directors in December, we grant stock options, restricted stock awards and/or restricted stock units to employees. Occasionally, we may make additional grants to key employees at other times during the year.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Restricted Stock Awards
Restricted stock awards are granted to key employees and officers annually, and typically cliff vest over a three-year period with service and continued employment as the only vesting criteria. The recipient of the restricted stock awards is entitled to all of the rights of a shareholder, except that the awards are nontransferable during the vesting period. The fair value of the restricted stock award is established on the grant date and then expensed over the vesting period resulting in an increase in additional paid-in-capital. Shares are generally issued from treasury stock at the time of grant. A summary of non-vested restricted stock awards activity during the years ended October 31, 2013, 2012 and 2011, follows:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value per Share
Non-vested at October 31, 2010	378,616	$13.07
Granted	69,200	17.14
Vested	(166,219)	15.29
Forfeited	(25,207)	13.62
Non-vested at October 31, 2011	256,390	12.67
Granted	83,900	15.08
Vested	(115,790)	7.82
Forfeited	(11,800)	16.07
Non-vested at October 31, 2012	212,700	16.08
Granted	148,400	18.83
Vested	(67,300)	16.21
Forfeited	(110,400)	17.40
Non-vested at October 31, 2013	183,400	$17.46
The total weighted average grant-date fair value of restricted stock awards that vested during the years ended October 31, 2013, 2012 and 2011 was $1.1 million, $0.9 million and $2.5 million, respectively. As of October 31, 2013, total unrecognized compensation cost related to unamortized restricted stock awards totaled $1.9 million. We expect to recognize this expense over the remaining weighted average period of 2.3 years.
Stock Options
Stock options are awarded to key employees, officers and non-employee directors. Director stock options vest immediately while employee and officer stock options typically vest ratably over a three-year period with service and continued employment as the vesting conditions. Our stock options may be exercised up to a maximum of ten years from the date of grant. The fair value of the stock options is determined on the grant date and expensed over the vesting period resulting in an increase in additional paid-in-capital.
We use the Black-Scholes pricing model to estimate the fair value of our stock options. A description of the methodology for the valuation assumption follows:

•
Expected Volatility – For stock options granted prior to July 1, 2013, we used an estimate of the historical volatility of a selected peer group. Effective July 1, 2013, we determined that we had sufficient historical data to calculate the volatility of our common stock since our spin-off in April 2008. We believe there has been uncertainty in the United States equities market over the past several years and that uncertainty has contributed to volatility in equities in general. We expect this volatility to continue over the foreseeable future. Therefore, we believe that our historical volatility is a proxy for expected volatility. We have not excluded any of our historical data from the volatility calculation (over this 5 year term), and we are not aware of any specific significant factors which might impact our future volatility.

•
Expected Term – For stock options granted prior to July 1, 2013, we determined the expected term using historical information of our former parent company prior to the spin-off in 2008, with regards to option vesting, exercise behavior and contractual expiration, as we believed that this employee group was the most similar to our employee group. Separate groups of employees that have similar historical exercise behavior were considered separately. Effective July 1, 2013, we determined that we had sufficient historical data to estimate our expected term using our own data for the past 5 years with regards to the exercise behavior, cancellations, retention patterns and remaining contractual terms. When analyzing these patterns and variables, we considered the stratification of the awards (large grants to relatively few employees versus smaller grants to many others),

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

the age of certain employees with larger grants, the historical exercise behavior of the employee group, and fluctuations/volatility of our underlying common stock, as to whether the stock options are expected to be out-of-the-money. For our directors, stock options vest immediately, and, as such, the expected term approximates the contractual term, after adjusting for historical forfeitures. We believe our estimates are reasonable given these factors.

•	Risk-Free Rate – We base the risk-free rate on the yield at the date of grant of a zero-coupon U.S. Treasury bond whose maturity period equals the option’s expected term.

•	Expected Dividend Yield – We base the expected dividend yield on our historical dividend payment of approximately $0.16 per share.
The following table summarizes the assumptions used to estimate the fair value of our stock options granted during the years ended October 31, 2013, 2012 and 2011.

	Year Ended October 31,
	2013	2012	2011
Weighted-average expected volatility	54.9%	54.0%	53.0%
Weighted-average expected term (in years)	5.3	5.0	5.0
Risk-free interest rate	1.0%	0.9%	1.7%
Expected dividend yield over expected term	1.0%	1.0%	1.0%
Weighted average grant date fair value	$8.75	$6.80	$7.42
The following table summarizes our stock option activity for the years ended October 31, 2013, 2012 and 2011.

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000s)
Outstanding at October 31, 2010	1,724,301	$13.24
Granted	480,392	17.13
Exercised	(61,338)	14.13
Forfeited/Expired	(5,919)	14.87
Outstanding at October 31, 2011	2,137,436	14.08		$3,520
Granted	607,972	15.82
Exercised	(229,423)	13.14
Forfeited/Expired	(42,735)	15.71
Outstanding at October 31, 2012	2,473,250	14.57		$12,908
Granted	636,645	19.67
Exercised	(179,517)	14.39
Forfeited/Expired	(55,102)	18.01
Outstanding at October 31, 2013	2,875,276	15.64	7.0	$7,748
Vested or expected to vest at October 31, 2013	2,793,938	15.55	6.9	$7,688
Exercisable at October 31, 2013	1,819,190	$14.22	5.9	$6,697
Intrinsic value is the amount by which the market price of the common stock on the date of exercise exceeds the exercise price of the stock option. For the years ended October 31, 2013, 2012 and 2011, the total intrinsic value of our stock options that were exercised totaled $0.8 million, $1.2 million and $0.3 million, respectively. The total fair value of stock options vested during the years ended October 31, 2013, 2012 and 2011, was $3.2 million, $2.6 million and $2.9 million, respectively. As of October 31, 2013, total unrecognized compensation cost related to stock options was $3.5 million. We expect to recognize this expense over the remaining weighted average period of 2.1 years.
Restricted Stock Units
Restricted stock units may be awarded to key employees and officers from time to time, and annually to non-employee directors. The director restricted stock units vest immediately, whereas restricted stock units awarded to employees and officers

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

typically cliff vest after a three-year period with service and continued employment as the vesting conditions. Restricted stock units are not considered outstanding shares and do not have voting rights, although the holder does receive a cash payment equivalent to the dividend paid, on a one-for-one basis, on our outstanding common shares. Once the vesting criteria is met, each restricted stock unit is payable to the holder in cash based on the market value of one share of our common stock. Accordingly, we record a liability for the restricted stock units on our balance sheet and recognize any changes in the market value during each reporting period as compensation expense.
The following table summarizes non-vested restricted stock unit activity during the years ended October 31, 2013, 2012 and 2011:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at October 31, 2010	21,000	$18.35
Granted	10,278	14.75
Vested	(10,278)	14.75
Non-vested at October 31, 2011	21,000	18.35
Granted	162,632	15.60
Vested	(7,632)	19.77
Forfeited	(15,000)	18.35
Non-vested at October 31, 2012	161,000	15.47
Granted	6,875	17.78
Vested	(12,875)	18.05
Forfeited	(54,000)	15.08
Non-vested at October 31, 2013	101,000	$15.62
We paid $0.1 million and $0.2 million to settle restricted stock units during the years ended October 31, 2013 and 2012, respectively. There were no such payments related to settling restricted stock units during the year ended October 31, 2011.
The following table summarizes amounts expensed as selling, general and administrative expense related to restricted stock awards, stock options and restricted stock units for the years ended October 31, 2013, 2012 and 2011(in thousands):

	Year Ended October 31,
	2013	2012	2011
Restricted stock awards	$165	$1,117	$1,537
Stock options	4,745	3,286	3,166
Restricted stock units	313	1,201	149
Compensation expense	5,223	5,604	4,852
Income tax effect	1,864	1,922	2,003
Net compensation expense	$3,359	$3,682	$2,849
15. Stockholders' Equity
As of October 31, 2013, our authorized capital stock consists of 125,000,000 shares of common stock, at par value of $0.01 per share, and 1,000,000 shares of preferred stock, with no par value. As of October 31, 2013 and 2012, we had 37,653,639 and 37,788,804 shares of common stock issued, respectively, and 37,165,254 and 38,605,106 shares of common stock outstanding, respectively. There were no shares of preferred stock issued or outstanding at October 31, 2013 and 2012.
Stock Repurchase Program and Treasury Stock
On May 27, 2010, the Board of Directors approved a stock repurchase program that authorized the repurchase of 1,000,000 shares of our common stock. On August 25, 2011, the Board of Directors authorized an additional 1,000,000 shares under the repurchase program. This program does not have a dollar limit or an expiration date. There were no repurchases of shares during the year ended October 31, 2013. During the years ended October 31, 2012 and 2011, we purchased 94,337 shares at a cost of $1.3 million and 750,000 shares at a cost of $10.1 million, respectively. As of October 31, 2013, there were 905,663 authorized shares remaining available for purchase pursuant to the program.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The objectives of this repurchase program are to manage the dilution created by shares issued under stock-based compensation plans and to repurchase shares opportunistically. We record treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. On the subsequent re-issuance of shares, we record any resulting proceeds in excess of cost as an increase in additional paid in capital while any deficiency is charged to retained earnings.
16. Other Income (Expense)
Other income (expense) included under the caption "Other, net" on the accompanying consolidated statements of income, consisted of the following (in thousands):

	Year Ended October 31,
	2013	2012	2011
Foreign currency transaction gains (losses)	$474	$(857)	$(729)
Foreign currency exchange derivative gains (losses)	(570)	895	(175)
Interest income	63	206	311
Other	201	(22)	79
Other income (expense)	$168	$222	$(514)
17. Segment Information
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
We measure our inventory at the segment level on a FIFO or weighted-average basis; however, at the consolidated level, a portion of the inventory is measured on a LIFO basis. The LIFO reserve is computed on a consolidated basis as a single pool. (See Note 4, "Inventories."). We record LIFO inventory adjustments, corporate office charges and inter-segment eliminations as Corporate & Other. We account for inter-segment sales and transfers as though the sales or transfers were to third parties, at current market prices. Inter-segment sales, related cost of sales, and intercompany profit are eliminated in consolidation. The most significant components of corporate assets include cash and equivalents, property, plant and equipment, and deferred tax assets, among others. We measure segment profit and our chief operating decision makers evaluate segment results based on the U.S. GAAP measure of operating income (loss). We do not allocate interest expense, interest income or income taxes to our operating segments.
Segment information as of and for the years ended October 31, 2013, 2012 and 2011 was as follows (in thousands):

	Engineered Products	Aluminum Sheet Products	Corporate & Other	Total
Year Ended October 31, 2013
Net sales	$554,867	$397,775	$—	$952,642
Inter-segment sales	113	12,605	(12,718)	—
Depreciation and amortization	31,368	6,983	22,153	60,504
Operating income (loss)	45,324	(996)	(62,057)	(17,729)
Capital expenditures	17,674	12,723	7,534	37,931
Goodwill	71,866	—	—	71,866
Total assets	$392,243	$132,506	$47,066	$571,815

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Year Ended October 31, 2012
Net sales	$478,578	$350,398	$—	$828,976
Inter-segment sales	—	11,917	(11,917)	—
Depreciation and amortization	28,115	7,621	1,860	37,596
Operating income (loss)	28,490	(17,098)	(36,345)	(24,953)
Capital expenditures	17,540	10,381	14,950	42,871
Goodwill	68,331	—	—	68,331
Total assets	$380,551	$139,733	$69,254	$589,538

Year Ended October 31, 2011
Net sales	$420,258	$428,036	$—	$848,294
Inter-segment sales	—	12,459	(12,459)	—
Depreciation and amortization	25,232	8,542	158	33,932
Operating income (loss)	30,293	17,115	(30,930)	16,478
Capital expenditures	11,248	8,749	5,315	25,312
Goodwill	69,432	—	—	69,432
Total assets	$389,889	$132,161	$62,879	$584,929
For the change in the carrying amount of goodwill, see Note 6 "Goodwill & Intangible Assets".
Geographic Information
Our manufacturing facilities and all long-lived assets are located in the United States, United Kingdom and Germany. We attribute our net sales to a geographic region based on the location of the customer. The following tables provide information concerning our net sales for the years ended October 31, 2013, 2012 and 2011, and our long-lived assets as of October 31, 2013 and 2012 (in thousands):

	Year Ended October 31,
Net Sales:	2013	2012	2011
United States	$791,200	$657,235	$696,335
Mexico	8,958	11,138	12,105
Canada	79,363	89,381	83,570
Asian countries	17,390	18,504	19,181
European countries	52,051	49,687	35,003
Other foreign countries	3,680	3,031	2,100
Total net sales	$952,642	$828,976	$848,294

	Year Ended October 31,
Long-lived assets, net	2013	2012
United States	$259,462	$267,110
Germany	35,779	34,544
United Kingdom	12,806	13,934
Total long-lived assets, net	$308,047	$315,588

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18. Earnings Per Share
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
The computation of diluted earnings per share excludes outstanding stock options and other common stock equivalents when their inclusion would be anti-dilutive. This is always the case when an entity incurs a net loss, as we did for the years ended October 31, 2013 and 2012. During these twelve-month periods, 492,288 and 391,813 of common stock equivalents, respectively, and 84,222 and 109,389 shares of restricted stock, respectively, were excluded from the computation of diluted earnings per share.
The computation of basic and diluted earnings per share from continuing operations for the year ended October 31, 2011 was as follows (in thousands, except per share data):

	Year Ended October 31, 2011
	Income	Weighted Average Shares	Per Share
Basic earnings per common share	$9,078	37,007	$0.24
Effect of dilutive securities:
Stock options	—	328
Restricted stock	—	202
Diluted earnings per common share	$9,078	37,537	$0.24
For the years ended October 31, 2013, 2012 and 2011, we had 816,617, 928,997 and 747,807 securities, respectively, that were potentially dilutive in future earnings per share calculations. Such dilution will be dependent on the excess of the market price of our stock over the exercise price and other components of the treasury stock method.
19. Restructuring Activities
In November 2011, we committed to a plan to close our facility in Barbourville, Kentucky which was included in the Engineered Products segment. The consolidation plan, in part, called for the permanent closing of this facility, with the equipment used to manufacture the single seal, warm edge spacer system relocated to our facility in Cambridge, Ohio. We believe this consolidation allowed us to better serve our customers through streamlined operations. The consolidation of operations and the subsequent closure of this facility were completed in August 2012, with residual cash payments and minor program costs incurred in fiscal 2013. This facility remained held for sale as of October 31, 2013.
Under ASC Topic 712, “Compensation - Nonretirement Postemployment Benefits”, we are required to record charges for contractual termination benefits and other ongoing benefit arrangements when it is probable that employees will be entitled to benefits under the contract’s terms and the amount can be reasonably estimated. We determined that certain severance pay qualifies as either a contractual termination benefit or an ongoing benefit arrangement, and accordingly recognized $3.4 million in severance during the year ended October 31, 2012. Severance was paid out during 2012 as employees exited. Under ASC Topic 420, “Exit or Disposal Cost Obligations,” we are required to record charges for one-time employee termination benefits, contract termination costs, and other associated costs as incurred. No exit costs or termination benefits were incurred as of October 31, 2011 and no liability was accrued for the closing of our facility in Barbourville as of October 31, 2011. In February 2012, we and the union reached an agreement to pay a one-time incentive bonus to employees upon their planned exit date termination, provided certain performance criteria were met. The salaried employees were offered the same one-time incentive bonus under the same terms as the union employees. There were no restructuring charges recognized for the year ended October 31, 2013. For the year ended October 31, 2012, we expensed $9.0 million for restructuring charges, of which $3.4 million was for employee-related termination costs and $5.6 million was for facility consolidation related costs.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table reconciles the beginning and ending liability balances pursuant to this restructuring plan for the years ended October 31, 2013 and 2012 (in thousands):

	Employee Termination Costs	Facility Consolidation Costs	Total
Balance at October 31, 2011	$—	$—	$—
Charges to expense	3,372	5,621	8,993
Cash payments	(3,199)	(5,530)	(8,729)
Other adjustments	—	(26)	(26)
Balance at October 31, 2012	$173	$65	$238
Charges (credits) to expense	(15)	—	(15)
Cash payments	(158)	(65)	(223)
Balance at October 31, 2013	$—	$—	$—
20. Unaudited Quarterly Data
Selected quarterly financial data for the years ended October 31, 2013 and 2012 was as follows:

For the Quarter Ended	January 31, 2013	April 30, 2013	July 31, 2013	October 31, 2013
Net sales	$185,713	$232,458	$259,174	$275,297
Cost of sales	162,690	198,963	215,182	222,242
Depreciation and amortization(1)	6,058	6,657	6,600	6,464
Operating income (loss)	(13,685)	(9,373)	7,116	(1,787)
Net income (loss)	(8,118)	(7,348)	4,969	(1,206)
Basic earnings (loss) per share	$(0.22)	$(0.20)	$0.13	$(0.03)
Diluted earnings (loss) per share	$(0.22)	$(0.20)	$0.13	$(0.03)
Cash dividends paid per common share	$0.04	$0.04	$0.04	$0.04

For the Quarter Ended	January 31, 2012	April 30, 2012	July 31, 2012	October 31, 2012
Net sales	$161,579	$194,444	$237,905	$235,048
Cost of sales	138,042	171,837	200,663	193,302
Depreciation and amortization(1)	6,625	6,168	5,801	5,707
Operating income (loss)	(11,304)	(16,079)	1,452	978
Net income (loss)	(6,748)	(12,285)	1,531	968
Basic earnings (loss) per share	$(0.18)	$(0.34)	$0.04	$0.03
Diluted earnings (loss) per share	$(0.18)	$(0.34)	$0.04	$0.03
Cash dividends paid per common share	$0.04	$0.04	$0.04	$0.04

(1)	Represents only the depreciation and amortization directly associated with or allocated to products sold and services rendered and excludes depreciation and amortization associated with Corporate.
21. New Accounting Pronouncements
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
In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment which amends the guidance in ASC 350-20. The amendments in ASU 2011-08 provide entities with the option of performing a qualitative assessment before performing the first step of the two-step impairment test. If entities determine, on the basis of qualitative factors, it is not more likely than not that the fair value of the reporting unit is less than the carrying amount, then performing the two-step impairment test would be unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. ASU 2011-08 also provides entities with the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to the first step of the two-step impairment test. ASU 2011-08 applied to our annual and interim goodwill impairment tests performed after November 1, 2012. The provisions of ASU 2011-08 did not have a material effect on our consolidated financial statements.
In June 2011, the FASB issued Accounting Standards Update No. 2011-05 (ASU 2011-05), Presentation of Comprehensive Income. This guidance required companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements, and eliminated the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. In December 2011, the FASB issued Accounting Standards Update No. 2011-12 (ASU 2011-12) “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Other Comprehensive Income in Accounting Standards Update No. 2011-05.” Otherwise, the guidance in ASU 2011-05 became effective retroactively for fiscal years and interim periods within those years, beginning after December 13, 2011. We adopted ASU 2011-05 as of November 1, 2012 and have elected to present separate consolidated statements of comprehensive income for the years ended October 31, 2013, 2012 and 2011.
In May 2011, the FASB issued Accounting Standards No. 2011-04 (ASU 2011-04), Fair Value Measurement (ASC Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This guidance changed the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, this guidance clarified the FASB’s intent about the application of existing fair value measurement requirements. This guidance became effective for interim and annual periods beginning after December 15, 2011 and was to be applied prospectively. We adopted ASU 2011-04 with no material impact on our consolidated financial statements.
22. Subsequent Events
In early November 2013, the cold mill at our Nichols Aluminum-Alabama LLC facility in Decatur, Alabama, was damaged due to fire. There were no employee injuries. However, we sustained losses to the building, the cold mill and other equipment from the fire, smoke and water damage. Our preliminary estimate of losses incurred and business interruption was $4.0 million. We have filed a claim with our insurance provider to recover these losses. The facility is currently operating while repairs are underway.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) under the Securities Exchange Act of 1934 (1934 Act) as of October 31, 2013. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2013, the disclosure controls and procedures are effective.
Management’s Annual Report on Internal Control over Financial Reporting
Refer to Management’s Annual Report on Internal Control over Financial Reporting on page 48 of this Annual Report on Form 10-K.
Auditor's Report Relating to Effectiveness of Internal Control over Financial Reporting
Refer to the Report of Independent Registered Public Accounting Firm on page 47 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There have been no changes in internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Pursuant to General Instruction G(3) to Form 10-K, the information on "Directors, Executive Officers and Corporate Governance" is incorporated herein by reference from the Registrant's Definitive Proxy Statement relating to the 2014 Annual Meeting of Stockholders of Quanex Building Products Corporation or an amendment to this Form 10-K, which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after the close of the fiscal year ended October 31, 2013.
Item 11. Executive Compensation.
Pursuant to General Instruction G(3) to Form 10-K, the information on "Executive Compensation" is incorporated herein by reference from the Registrant's Definitive Proxy Statement relating to the 2014 Annual Meeting of Stockholders of Quanex Building Products Corporation or an amendment to this Form 10-K, which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after the close of the fiscal year ended October 31, 2013.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Pursuant to General Instruction G(3) to Form 10-K, the information on "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" is incorporated herein by reference from the Registrant's Definitive Proxy Statement relating to the 2014 Annual Meeting of Stockholders of Quanex Building Products Corporation or an amendment to this Form 10-K, which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after the close of the fiscal year ended October 31, 2013.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Pursuant to General Instruction G(3) to Form 10-K, the information on "Certain Relationships and Related Transactions, and Director Independence" is incorporated herein by reference from the Registrant's Definitive Proxy Statement relating to the 2014 Annual Meeting of Stockholders of Quanex Building Products Corporation or an amendment to this Form 10-K, which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after the close of the fiscal year ended October 31, 2013.
Item 14. Principal Accountant Fees and Services.
Pursuant to General Instruction G(3) to Form 10-K, the information on "Principal Accountant Fees and Services" is incorporated herein by reference from the Registrant's Definitive Proxy Statement relating to the 2014 Annual Meeting of Stockholders of Quanex Building Products Corporation or an amendment to this Form 10-K, which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after the close of the fiscal year ended October 31, 2013.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
1. Financial Statements
The financial statements included in this report are listed in the Index to Financial Statements on page 45 of this Annual Report on Form 10-K.
2. Financial Statement Schedules
Schedules for which provision is made in the applicable accounting regulations of the SEC are either not required under the related instructions or inapplicable.
3. Exhibits
The exhibits required to be filed pursuant to Item 15(b) of Form 10-K are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference. Exhibits 10.1 through 10.8, and 10.15 through 10.23, listed in the Exhibit Index filed herewith, are management or compensatory plans or arrangements required to be filed as exhibits to this Annual Report on Form 10-K pursuant to Item 15(b) thereof.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANEX BUILDING PRODUCTS CORPORATION

Date:	December 18, 2013	/s/ Brent L. Korb
Brent L. Korb
Senior Vice President – Finance and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William C. Griffiths	Chairman of the Board,	December 18, 2013
William C. Griffiths	President and Chief Executive Officer

/s/ Susan F. Davis	Director	December 18, 2013
Susan F. Davis

/s/ LeRoy D. Nosbaum	Director	December 18, 2013
LeRoy D. Nosbaum

/s/ Joseph D. Rupp	Director	December 18, 2013
Joseph D. Rupp

/s/ Curtis M. Stevens	Director	December 18, 2013
Curtis M. Stevens

/s/ Robert R. Buck	Director	December 18, 2013
Robert R. Buck

/s/ Brent L. Korb	Senior Vice President—Finance and Chief Financial Officer	December 18, 2013
Brent L. Korb	(Principal Financial Officer)

/s/ Dewayne Williams	Vice President and Controller	December 18, 2013
Dewayne Williams	(Principal Accounting Officer)

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

†10.1
Quanex Building Products Corporation 2008 Omnibus Incentive Plan, as amended effective February 24, 2011, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-33913), as filed with the Securities and Exchange Commission for the quarter ended January 31, 2011, and incorporated herein by reference.

†10.2
Quanex Building Products Corporation Deferred Compensation Plan, filed as Exhibit 10.7 of Amendment No. 4 to the Registrant’s Registration Statement on Form 10 (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on March 17, 2008, and incorporated herein by reference.

†10.3
Quanex Building Products Corporation Restoration Plan, filed as Exhibit 10.8 of Amendment No. 4 to the Registrant’s Registration Statement on Form 10 (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on March 17, 2008, and incorporated herein by reference.

†10.4
Quanex Building Products Corporation Supplemental Employees Retirement Plan, filed as Exhibit 10.9 of Amendment No. 4 to the Registrant’s Registration Statement on Form 10 (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on March 17, 2008, and incorporated herein by reference.

†10.5
Form of Severance Agreement between the Registrant and certain of its executive officers, filed as Exhibit 10.5 of Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on February 14, 2008, and incorporated herein by reference.

†10.6
Form of Change in Control Agreement between the Registrant and certain of its executive officers, filed as Exhibit 10.6 of Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on February 14, 2008, and incorporated herein by reference.

†10.7
Form of Indemnity Agreement between the Registrant and each of its independent directors, effective September 2, 2008, filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on August 29, 2008, and incorporated herein by reference.

†10.8
Form of Indemnity Agreement between the Registrant and each of its officers, effective September 2, 2008, filed as Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on August 29, 2008, and incorporated herein by reference.

10.9
Lease Agreement between Cabot Industrial Properties, L.P. and Quanex Corporation dated August 30, 2002 (and assumed by Quanex Homeshield, LLC on November 1, 2007), filed as Exhibit 10.52 to the Annual Report on Form 10-K of Quanex Corporation (Reg. No. 001-05725) for the fiscal year ended October 31, 2003 and incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number                Description of Exhibits

10.10
First Amendment to Lease Agreement between Cabot Industrial Properties, L.P. and Quanex Corporation dated May 22, 2007 (and assumed by Quanex Homeshield, LLC on November 1, 2007), filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K (Reg. No. 001-33913) for the fiscal year ended October 31, 2008, and incorporated herein by reference.

10.11
Second Amendment to Lease Agreement between Dexus Industrial SPE Financed Portfolio LLC, successor in interest to Cabot Industrial Properties, L.P. and Quanex Building Products Corporation dated April 28, 2010, filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K (Reg. No. 001-33913) for the fiscal year ended October 31, 2012, and incorporated herein by reference.

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

10.14
Lease Agreement dated March 31, 2011 between Lauren Real Estate Holding LLC and Edgetech I.G. Inc., filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K (Reg. No. 001-33913) for the fiscal year ended October 31, 2012, and incorporated herein by reference.

†10.15
Agreement between Quanex Building Products Corporation and Dewayne Williams, effective July 1, 2013, filed as Exhibit 10.1 of the Registrant's Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on June 20, 2013, and incorporated herein by reference.

†10.16
Change in Control Agreement between Quanex Building Products Corporation and Dewayne Williams, effective July 1, 2013, filed as Exhibit 10.2 of the Registrant's Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on June 20, 2013, and incorporated herein by reference.

†10.17
Indemnity Agreement between Quanex Building Products Corporation and Dewayne Williams, effective July 1, 2013, the form of which is filed as Exhibit 10.2 of the Registrant's Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on August 29, 2008, and incorporated herein by reference.

†10.18
Agreement between Quanex Building Products Corporation and Martin Ketelaar, effective June 14, 2013, filed as Exhibit 10.4 of the Registrant's Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on June 20, 2013, and incorporated herein by reference.

†10.19
Change in Control Agreement between Quanex Building Products Corporation and Martin Ketelaar, effective June 14, 2013, filed as Exhibit 10.5 of the Registrant's Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on June 20, 2013, and incorporated herein by reference.

†10.20
Indemnity Agreement between Quanex Building Products Corporation and Martin Ketelaar, effective June 14, 2013, the form of which is filed as Exhibit 10.2 of the Registrant's Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on August 29, 2008, and incorporated herein by reference.

†10.21
Agreement between Quanex Building Products Corporation and William C. Griffiths, effective July 9, 2013, filed as Exhibit 10.1 of the Registrant's Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on July 9, 2013, and incorporated herein by reference.

†10.22
Change in Control Agreement between Quanex Building Products Corporation and William C. Griffiths, effective July 9, 2013, filed as Exhibit 10.2 of the Registrant's Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on July 9, 2013, and incorporated herein by reference.

†10.23
Indemnity Agreement between Quanex Building Products Corporation and William C. Griffiths, effective July 9, 2013, the form of which is filed as Exhibit 10.2 of the Registrant's Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on August 29, 2008, and incorporated herein by reference.

*10.24	Second Amendment to Lease Agreement between HP Properties/Mikron LLC, successor in interest to the W.R. Sandwith and Michael G. Ritter Partnership, and Mikron Washington LLC, dated November 20, 2013.

EXHIBIT INDEX

Exhibit Number                Description of Exhibits

*21.1	Subsidiaries of the Registrant.

*23.1	Consent of Deloitte and Touche LLP.

*31.1	Certification by chief executive officer pursuant to Rule 13a-14(a)/15d-14(a).

*31.2	Certification by chief financial officer pursuant to Rule 13a-14(a)/15d-14(a).

*32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
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