Form 10-Q
period 2014-01-31
Quanex Building Products CORP
filed 2014-03-06
CIK 1423221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________
FORM 10-Q
 ________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2014
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 3, 2014
Common Stock, par value $0.01 per share	37,487,907

QUANEX BUILDING PRODUCTS CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 31, 2014	October 31, 2013
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$25,807	$49,736
Accounts receivable, net of allowance for doubtful accounts of $775 and $561	72,459	98,833
Inventories, net (Note 3)	74,498	58,316
Deferred income taxes	24,769	22,786
Prepaid and other current assets	7,352	6,612
Total current assets	204,885	236,283
Property, plant and equipment, net of accumulated depreciation of $354,014 and $348,927	160,531	157,219
Deferred income taxes	13,277	13,444
Goodwill (Note 4)	71,838	71,866
Intangible assets, net (Note 4)	76,969	78,962
Other assets	13,543	14,041
Total assets	$541,043	$571,815
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$67,278	$76,900
Accrued liabilities	29,679	44,785
Current maturities of long-term debt (Note 5)	187	183
Total current liabilities	97,144	121,868
Long-term debt (Note 5)	721	752
Deferred pension and postretirement benefits (Note 6)	4,506	3,712
Liability for uncertain tax positions (Note 8)	5,435	5,396
Non-current environmental reserves (Note 9)	8,862	9,255
Other liabilities	12,114	14,638
Total liabilities	128,782	155,621
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, no par value, shares authorized 1,000,000; issued and outstanding - none	—	—
Common stock, $0.01 par value, shares authorized 125,000,000; issued 37,646,075 and 37,653,639, respectively	376	377
Additional paid-in-capital	247,479	247,642
Retained earnings	172,059	177,456
Accumulated other comprehensive loss	(2,209)	(2,400)
Less: Treasury stock at cost, 386,418 and 488,385 shares, respectively	(5,444)	(6,881)
Total stockholders’ equity	412,261	416,194
Total liabilities and stockholders' equity	$541,043	$571,815
The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three Months Ended
	January 31,
	2014	2013
	(In thousands, except per share amounts)
Net sales	$202,362	$185,713
Cost and expenses:
Cost of sales (excluding depreciation and amortization)	171,904	162,690
Selling, general and administrative	24,767	27,051
Depreciation and amortization	10,294	9,657
Asset impairment charges	510	—
Operating loss	(5,113)	(13,685)
Non-operating income (expense):
Interest expense	(158)	(139)
Other, net	96	(91)
Loss before income taxes	(5,175)	(13,915)
Income tax benefit	1,275	5,797
Net loss	$(3,900)	$(8,118)

Loss per common share:
Basic	$(0.11)	$(0.22)
Diluted	$(0.11)	$(0.22)

Weighted-average common shares outstanding:
Basic	37,003	36,809
Diluted	37,003	36,809

Cash dividends per share	$0.04	$0.04

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
	January 31,
	2014	2013
	(In thousands)
Net loss	$(3,900)	$(8,118)
Other comprehensive income:
Foreign currency translation adjustments (pretax)	55	901
Foreign currency translation adjustments tax benefit	14	125
Change in pension from net unamortized gain adjustment (pretax)	122	—
Other comprehensive income, net of tax	191	1,026
Comprehensive loss	$(3,709)	$(7,092)

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Three Months Ended
	January 31,
	2014	2013
	(In thousands)
Operating activities:
Net loss	$(3,900)	$(8,118)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation and amortization	10,294	9,657
Stock-based compensation	1,090	1,709
Deferred income tax benefit	(1,885)	(6,499)
Excess tax benefit from share-based compensation	(1)	(169)
Asset impairment charges	510	—
Other, net	728	482
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Decrease in accounts receivable	26,654	10,862
Increase in inventory	(15,998)	(13,417)
Increase in other current assets	(594)	(291)
Decrease in accounts payable	(10,894)	(11,496)
Decrease in accrued liabilities	(15,027)	(15,593)
Increase in income taxes	26	487
Increase in deferred pension and postretirement benefits	915	862
(Decrease) increase in other long-term liabilities	(1,087)	295
Other, net	(2,315)	889
Cash used for operating activities	(11,484)	(30,340)
Investing activities:
Acquisitions, net of cash acquired	(5,161)	(22,449)
Capital expenditures	(6,748)	(11,500)
Proceeds from property insurance claim	400	—
Proceeds from disposition of capital assets	303	16
Cash used for investing activities	(11,206)	(33,933)
Financing activities:
Repayments of other long-term debt	(26)	(25)
Common stock dividends paid	(1,490)	(1,482)
Issuance of common stock	331	508
Excess tax benefit from share-based compensation	1	169
Debt issuance costs	—	(1,070)
Cash used for financing activities	(1,184)	(1,900)

Effect of exchange rate changes on cash and cash equivalents	(55)	(524)

Decrease in cash and cash equivalents	(23,929)	(66,697)
Cash and cash equivalents at beginning of period	49,736	71,255
Cash and cash equivalents at end of period	$25,807	$4,558

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

Three Months Ended January 31, 2014	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	(In thousands, no per share amounts shown except in verbiage)
Balance at October 31, 2013	$377	$247,642	$177,456	$(2,400)	$(6,881)	$416,194
Net loss	—	—	(3,900)	—	—	(3,900)
Foreign currency translation adjustment (net of tax benefit of $14)	—	—	—	69	—	69
Change in pension from net unamortized gain				122		122
Common dividends ($0.04 per share)	—	—	(1,490)	—	—	(1,490)
Stock-based compensation activity:
Expense related to stock-based compensation	—	1,090	—	—	—	1,090
Stock options exercised	—	27	—	—	304	331
Tax benefit from share-based compensation	—	(19)	—	—	—	(19)
Restricted stock awards granted	—	(1,133)	—	—	1,133	—
Other	(1)	(128)	(7)	—	—	(136)
Balance at January 31, 2014	$376	$247,479	$172,059	$(2,209)	$(5,444)	$412,261

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations and Basis of Presentation
Quanex Building Products Corporation is a leading component supplier of engineered materials and aluminum sheet products for original equipment manufacturers (OEMs) through two reportable business segments: (1) Engineered Products and (2) Aluminum Sheet Products. Quanex Building Products Corporation produces energy efficient window components that include flexible insulating glass spacers, extruded vinyl profiles, and thin film solar panel sealants, as well as window and door screens and precision-formed metal and wood products. Aluminum sheet products include high quality mill finished and coated aluminum sheet that is tailored to customers' specifications. Quanex Building Products Corporation serves a primary customer base in North America and also serves customers in international markets through operating plants in the United Kingdom and Germany, as well as through sales and marketing efforts in other countries.
Unless the context indicates otherwise, references to "Quanex", the "Company", "we", "us" and "our" refer to the consolidated business operations of Quanex Building Products Corporation and its subsidiaries.
The accompanying interim condensed consolidated financial statements include the accounts of Quanex Building Products Corporation. All intercompany accounts and transactions have been eliminated in consolidation. These financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of October 31, 2013 was derived from audited financial information, but does not include all disclosures required by U.S. GAAP. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013. In our opinion, the accompanying financial statements contain all adjustments (which consist of normal recurring adjustments, except as disclosed herein) necessary to fairly present our financial position, results of operations and cash flows for the interim periods. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year or for any future periods.
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
Discontinued Operations:
In February 2014, we signed a purchase agreement with Aleris International, Inc., to sell our interest in a limited liability company which holds the net assets of our Nichols Aluminum business, the sole operating segment included in our Aluminum Sheet Products reportable segment. The sale price is $110.0 million, subject to a working capital adjustment. We expect to record a gain on the transaction when the transaction closes. We received regulatory approval and expect to close this transaction on March 31, 2014. The full text of the purchase agreement was included as an exhibit to our Current Report on Form 8-K as filed with the SEC on February 10, 2014.
We evaluated the criteria prescribed by U.S. GAAP for recording a disposal group as held for sale and discontinued operations. This criteria was not met as of January 31, 2014. Therefore, we did not present this disposal group as a discontinued operation in the accompanying balance sheets and statements of income (loss).
The following table presents the unaudited pro forma effect of the sale of this business on the presentation of net sales, loss before income taxes and net loss for each of the periods presented in the accompanying condensed consolidated statements of income (loss). No pro forma effect of the gain on the sale of this business is included in the following table.

	As Reported	Disposal Group	As Adjusted
	(In thousands)
Quarter Ended January 31, 2014
Net sales	$202,362	$79,491	$122,871
Loss before income taxes	$(5,175)	$(4,251)	$(924)
Net loss	$(3,900)	$(2,689)	$(1,211)

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	As Reported	Disposal Group	As Adjusted
	(In thousands)
Quarter Ended January 31, 2013
Net sales	$185,713	$84,603	$101,110
Loss before income taxes	$(13,915)	$(4,229)	$(9,686)
Net loss	$(8,118)	$(2,676)	$(5,442)
If the assets and liabilities associated with our Aluminum Sheet Products reportable segment had been reclassified as held for sale at January 31, 2014 and October 31, 2013, the effect of such presentation at an unaudited condensed consolidated balance sheet caption level is summarized in the following table.

	As Reported	Disposal Group	As Adjusted
	(In thousands)
As of January 31, 2014
Current assets:
Accounts receivable, net	$72,459	$(31,110)	$41,349
Inventories, net	74,498	(22,423)	52,075
Deferred income taxes	24,769	(2,102)	22,667
Prepaid and other current assets	7,352	(1,616)	5,736
Current assets held-for-sale	$—	$57,251	$57,251

Long-term assets:
Property, plant and equipment, net	$160,531	$(50,342)	$110,189
Deferred income taxes	13,277	(6,413)	6,864
Goodwill	71,838	—	71,838
Intangible assets, net	76,969	—	76,969
Other assets	13,543	(8,179)	5,364
Long-term assets held-for-sale	$—	$64,934	$64,934

Current liabilities:
Accounts payable	$67,278	$(29,702)	$37,576
Accrued liabilities	29,679	(9,231)	20,448
Current maturities of long-term debt	187	(24)	163
Current liabilities held-for-sale	$—	$38,957	$38,957

Long-term liabilities:
Long-term debt	$721	$(35)	$686
Deferred pension and postretirement benefits	4,506	(310)	4,196
Liability for uncertain tax positions	5,435	—	5,435
Non-current environmental reserves	8,862	(8,862)	—
Other liabilities	12,114	(1,018)	11,096
Long-term liabilities held-for-sale	$—	$10,225	$10,225

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	As Reported	Disposal Group	As Adjusted
	(In thousands)
As of October 31, 2013
Current assets:
Accounts receivable, net	$98,833	$(40,166)	$58,667
Inventories, net	58,316	(16,435)	41,881
Deferred income taxes	22,786	(2,102)	20,684
Prepaid and other current assets	6,612	(1,700)	4,912
Current assets held for sale	$—	$60,403	$60,403

Long-term assets:
Property, plant and equipment, net	$157,219	$(50,398)	$106,821
Deferred income taxes	13,444	(6,413)	7,031
Goodwill	71,866	—	71,866
Intangible assets, net	78,962	—	78,962
Other assets	14,041	(8,472)	5,569
Long-term assets held for sale	$—	$65,283	$65,283

Current liabilities:
Accounts payable	$76,900	$(39,483)	$37,417
Accrued liabilities	44,785	(9,802)	34,983
Current maturities of long-term debt	183	(22)	161
Current liabilities held for sale	$—	$49,307	$49,307

Long-term liabilities:
Long-term debt	$752	$(51)	$701
Deferred pension and postretirement benefits	3,712	(234)	3,478
Liability for uncertain tax positions	5,396	—	5,396
Non-current environmental reserves	9,255	(9,255)	—
Other liabilities	14,638	(1,018)	13,620
Long-term liabilities held for sale	$—	$10,558	$10,558
2. Acquisitions
On December 31, 2013, we acquired certain vinyl extrusion assets of Atrium Windows and Doors, Inc. (Atrium) at a facility in Greenville, Texas, for $5.2 million in cash (Greenville). We accounted for this transaction as a business combination resulting in an insignificant gain on the purchase. We entered into a supply agreement with Atrium related to the products produced at Greenville. We believe this acquisition expands our vinyl extrusion capacity and positions us with a platform from which to better serve our customers in the southern United States. This business has been included in our operating results for the Engineered Products reportable segment since the date of acquisition.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of Date of Opening Balance Sheet
(In thousands)
Net assets acquired:
Inventories	$161
Prepaid and other current assets	145
Property, plant and equipment	4,695
Intangible assets	290
Deferred income tax liability	(50)
Net assets acquired	$5,241
Consideration:
Cash, net of cash and cash equivalents acquired	$5,161

Gain recognized on bargain purchase	$80
We used recognized valuation techniques to determine the fair value of the assets and liabilities, including the income approach for customer relationships, with a discount rate that reflects the risk of the expected future cash flows. The gain on bargain purchase of approximately $0.1 million is included in "Other, net" on our condensed consolidated statement of income (loss).
Pro forma results of operations were not presented because this acquisition was not deemed to be material to our results of operations for the three months ended January 31, 2014.
Alumco
On December 31, 2012, we acquired substantially all of the assets of Alumco, Inc. and its subsidiaries (Alumco), including its aluminum screen business, for $22.4 million in cash. The purchase agreement contains (1) a working capital clause that provides for an adjustment to the purchase price based on the working capital balance as of the acquisition date and (2) an earn-out clause that provides for the payment of an additional $0.5 million to Alumco contingent upon the achievement of certain financial targets. We received $0.4 million from the prior owner of Alumco pursuant to the working capital clause which reduced the consideration paid from $22.4 million to $22.1 million during the second quarter of 2013. We recorded contingent consideration of $0.3 million as the fair value of the earn-out included in the purchase price. As of October 31, 2013, we determined that the earn-out provision criteria would not be met and decreased expense by $0.3 million.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

We used recognized valuation techniques to determine the fair value of the assets and liabilities, including the income approach for customer relationships, with a discount rate that reflects the risk of the expected future cash flows. The goodwill balance, which is deductible for tax purposes, was allocated entirely to the Engineered Products reportable segment. We expect that this acquisition expands our product portfolio and geographic distribution capabilities particularly in the vinyl window segment in the screen market.
The Alumco acquisition was not deemed material to our results of operations for the three months ended January 31, 2013. Therefore, we have not presented pro forma results of operations.
3. Inventories
Inventories consisted of the following at January 31, 2014 and October 31, 2013:

	January 31, 2014	October 31, 2013
	(In thousands)
Raw materials	$37,726	$32,215
Finished goods and work in process	45,826	35,657
Supplies and other	2,727	2,269
Total	86,279	70,141
Less: Inventory reserves	11,781	11,825
Inventories, net	$74,498	$58,316
Fixed costs related to excess manufacturing capacity, if any, have been expensed in the period they were incurred and, therefore, are not capitalized into inventory. Our inventories at January 31, 2014 and October 31, 2013 were valued using the following costing methods:

	January 31, 2014	October 31, 2013
	(In thousands)
LIFO	$24,868	$17,211
FIFO	49,630	41,105
Total	$74,498	$58,316
During interim periods, we estimate a LIFO reserve based on our expectations of year-end inventory levels and costs. If our calculations indicate that an adjustment at year-end will be required, we record a proportionate share of this amount during the period. At year-end, we calculate the actual LIFO reserve and record an adjustment for the difference between the annual calculation and any estimates recognized during the interim periods.  Because the interim projections are subject to many factors beyond our control, the results could differ significantly from the year-end LIFO calculation. We recorded no interim LIFO allocation for the three-month periods ended January 31, 2014 and 2013.
For inventories valued under the LIFO method, replacement cost exceeded the LIFO value by approximately $8.1 million as of January 31, 2014 and October 31, 2013.
4. Goodwill and Intangible Assets
Goodwill
Goodwill was attributed entirely to our Engineered Products reportable segment. The change in the carrying amount of goodwill for the three months ended January 31, 2014 was as follows:

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Three Months Ended
January 31, 2014
(In thousands)
Beginning balance as of November 1, 2013	$71,866
Acquisition	—
Foreign currency translation adjustment	(28)
Balance as of the end of the period	$71,838
Identifiable Intangible Assets
Amortizable intangible assets consisted of the following as of January 31, 2014 and October 31, 2013:

	January 31, 2014		October 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Customer relationships	$53,074	$16,630	$52,793	$15,630
Trademarks and trade names	44,586	18,239	44,576	17,498
Patents and other technology	25,402	11,804	25,390	11,319
Other	1,392	812	1,392	742
Total	$124,454	$47,485	$124,151	$45,189

Included in intangible assets as of January 31, 2014 were customer relationships of $0.3 million associated with the Greenville acquisition. These assets have estimated useful lives of 5 years. See Note 2, "Acquisitions", included herewith.
The aggregate amortization expense related to identifiable intangible assets was $2.3 million and $2.2 million, for the three months ended January 31, 2014, and 2013, respectively.
Estimated remaining amortization expense, assuming current intangible balances and no new acquisitions, for each of the fiscal years ending October 31, was as follows (in thousands):

Estimated Amortization Expense
2014 (remaining 9 months)	$6,769
2015	8,928
2016	8,657
2017	8,551
2018	8,303
Thereafter	35,761
Total	$76,969

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Long-Term Debt and Capital Lease Obligations
Long-term debt consisted of the following at January 31, 2014 and October 31, 2013:

	January 31, 2014	October 31, 2013
	(In thousands)
Revolving Credit Facility	$—	$—
City of Richmond, Kentucky Industrial Building Revenue Bonds	700	700
Capital lease obligations and other	208	235
Total debt	908	935
Less: Current maturities	187	183
Long-term debt	$721	$752
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
The Credit Facility requires us to comply with certain financial covenants, the terms of which are defined therein. Specifically, we must not permit, on a quarterly basis, our ratio of consolidated EBITDA to consolidated interest expense as defined (Minimum Interest Coverage Ratio), to fall below 3.00:1 or our ratio of consolidated funded debt to consolidated EBITDA, as defined (Maximum Consolidated Leverage Ratio), to exceed 3.25:1. The Maximum Consolidated Leverage Ratio is the ratio of consolidated EBITDA to consolidated interest expense, in each case for the previous four consecutive fiscal quarters. EBITDA is defined by the indenture to include pro forma EBITDA of acquisitions and to exclude certain items such as goodwill and intangible asset impairments and certain other non-cash charges and non-recurring items. Subject to our compliance with the covenant requirements, the amount available under the Credit Facility is a function of: (1) our trailing twelve-month EBITDA; (2) the Minimum Interest Coverage Ratio and Maximum Consolidated Leverage Ratio allowed under the Credit Facility; and (3) the aggregate amount of our outstanding debt and letters of credit. As of January 31, 2014, we were in compliance with the financial covenants set forth in the Credit Facility.
As of January 31, 2014, the amount available to us for use under the Credit Facility was limited to $142.8 million and we had outstanding letters of credit of $6.3 million. For the three-month period ended January 31, 2014, we did not borrow any amounts under the Credit Facility, and thus had no outstanding borrowings at January 31, 2014. Our current borrowing rate under the Credit Facility was 3.25% and 1.20% for the swing-line sub facility and the revolver, respectively, at January 31, 2014. As of October 31, 2013, the amount available to us for use under the Credit Facility was limited to $139.0 million and we had outstanding letters of credit of $6.2 million. Our borrowing rate under the Credit Facility was 3.25% and 1.20% for the swing-line sub facility and the revolver, respectively, at October 31, 2013.
Prior to January 28, 2013, we maintained a $270.0 million senior unsecured revolving credit facility (the Retired Facility) which had been executed on April 23, 2008 and was scheduled to mature on April 23, 2013. The Retired Facility provided for up to $50.0 million of standby letters of credit, limited based on availability, as defined. Amounts borrowed under the facility were to bear interest at a spread above LIBOR based on a combined leverage and ratings grid. In addition, the Retired Facility contained restrictive debt covenants, as defined in the indenture, and contained certain limits on additional indebtedness, asset or equity sales and acquisitions. During the period from November 1, 2012 through January 28, 2013, we were in compliance with our debt covenants and did not borrow funds pursuant to the Retired Facility.
6. Retirement Plans
Pension Plan
Our non-contributory, single employer defined benefit pension plan covers substantially all non-union employees. The net periodic pension cost for this plan for the three-month periods ended January 31, 2014 and 2013 was as follows:

	Three Months Ended January 31,
	2014	2013
	(In thousands)
Service cost	$920	$907
Interest cost	263	194
Expected return on plan assets	(423)	(365)
Amortization of net loss	—	62
Net periodic benefit cost	$760	$798
In February 2014, we contributed $1.1 million to fund our plan and currently we do not expect to make additional contributions during the remainder of our current fiscal year.
Deferred Compensation Plan
We also have a non-qualified deferred compensation plan covering members of the Board of Directors and certain key employees. As of January 31, 2014 and October 31, 2013, our liability under the deferred compensation plan was approximately $3.5 million and $6.7 million, respectively. In January 2014, we paid a vested balance of $3.3 million to our former Chairman, President and Chief Executive Officer, Mr. David Petratis.
7. Warranty Obligations
We accrue warranty obligations as we recognize revenue associated with certain products. We make provisions for our warranty obligations based upon historical experience of costs incurred for such obligations adjusted, as necessary, for current conditions and factors. During January 2014, we reduced our warranty accrual by $2.8 million for certain products associated with our insulating glass business that were discontinued in a prior year and for which claim activity for a particular customer had ceased. There are significant uncertainties and judgments involved in estimating our warranty obligations, including changing product designs, differences in customer installation processes and future claims experience which may vary from historical claims experience. Therefore, the ultimate amount we incur as warranty costs in the near and long-term may not be consistent with our current estimate.
A reconciliation of the activity related to our accrued warranty, including both the current and long-term portions (reported in accrued liabilities and other liabilities, respectively, on the accompanying condensed consolidated balance sheet) follows:

Three Months Ended
January 31, 2014
(In thousands)
Beginning balance as of November 1, 2013	$3,684
Provision for warranty expense	349
Change in accrual for pre-existing warranties	(3,071)
Warranty costs paid	(242)
Total accrued warranty as of the end of the period	720
Less: Current portion of accrued warranty	389
Long-term portion of accrued warranty	$331

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Income Taxes
To determine our income tax expense for interim periods, consistent with accounting standards, we apply the estimated annual effective income tax rate to year-to-date results. The rate is based on the annualized forecast of pretax income, permanent book versus tax differences and estimated tax credits. Our estimated annual effective tax rates for the three months ended January 31, 2014 and 2013, were a benefit of 24.6% and 41.7%, respectively. The decrease in the first quarter 2014 benefit is attributable to the change in the tax status of our facility in the United Kingdom (UK). On November 1, 2013, the assets of our UK branch were contributed to a newly formed wholly-owned UK subsidiary. This change resulted in a U.S. taxable charge and was booked as a discrete item in the quarter. We intend to indefinitely reinvest any future undistributed earnings of the new subsidiary.
We evaluate the likelihood of realization of our deferred tax assets by considering both positive and negative evidence. We believe there is no need for a valuation allowance of the federal net operating losses. However, if we record three years of cumulative losses, after adjusting for non-recurring items, we may be required to increase our valuation allowance to the full extent of our net deferred tax assets of $45.9 million. We will continue to evaluate our position throughout fiscal 2014. We maintain a valuation allowance for certain state net operating losses which totaled $2.5 million at January 31, 2014.
Our unrecognized tax benefit (UTB) is related to the 2008 spin-off of Quanex from its former parent and certain state tax items regarding the interpretation of tax laws and regulations. The total UTB as of January 31, 2014 is $13.2 million. Of this, $5.4 million is recorded as a liability for uncertain tax positions and $7.8 million is recorded in non-current deferred income taxes. The UTB includes $12.4 million for which the recognition of such items would not affect the annual effective tax rate.
Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. The final outcome of the future tax consequences of legal proceedings, if any, as well as the outcome of competent authority proceedings, changes in regulatory tax laws, or interpretation of those tax laws could impact our financial statements. We are subject to the effect of these matters occurring in various jurisdictions. We believe it is reasonably possible that a decrease of approximately $2.0 million in the UTB may be recognized within the next twelve months as a result of the lapse in the statute of limitations.
In February 2014, we were notified by the Internal Revenue Service that our federal income tax returns for the tax years ended October 31, 2011 and 2012 will be examined during 2014.
9. Contingencies
Environmental
We are subject to extensive laws and regulations concerning the discharge of materials into the environment and the remediation of chemical contamination. To satisfy such requirements, we must invest capital and make other expenditures on an on-going basis. We accrue for remediation obligations and adjust our accruals as information becomes available and circumstances develop. Those estimates may change substantially depending on various factors, including the nature and extent of contamination, appropriate remediation technologies, and regulatory approvals. When we accrue for environmental remediation liabilities, costs of future expenditures are not discounted to their present value, unless the amount and timing of the expenditures are fixed or reliably determinable. When environmental laws are deemed to impose joint and several liability for the costs of responding to contamination, information indicates that it is probable we have incurred a loss, and such amount is estimable, we accrue our allocable share of liability taking into account the number of parties participating, the ability of such counter-parties to pay their share of the costs, the volume and nature of the wastes involved, the nature of anticipated response actions, and the nature of our alleged connection to the contamination. The cost of environmental matters has not had a material adverse effect on our operations or financial condition in the past, and we are not currently aware of any conditions that, we believe, are likely to have a material adverse effect on our operations, financial condition or cash flows.
The table below indicates the total environmental reserve and corresponding recoverable balances as well as where these balances are reported in the accompanying condensed consolidated balance sheets as of January 31, 2014 and October 31, 2013:

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	January 31, 2014	October 31, 2013
	(In thousands)
Accrued liabilities	$1,550	$1,550
Non-current environmental reserves	8,862	9,255
Total environmental reserves	$10,412	$10,805

Accounts receivable	$1,257	$903
Other current assets	1,395	1,395
Other assets (non-current)	7,976	8,330
Total receivable for recovery of remediation costs	$10,628	$10,628
Currently, our on-going remediation activities are associated with one of our subsidiaries, Nichols Aluminum-Alabama, LLC (NAA). NAA operates a plant in Decatur, Alabama that is subject to an Alabama Hazardous Wastes Management and Minimization Act Post-Closure Permit. Among other things, the permit requires NAA to remediate, as directed by the state, historical environmental releases of wastes and waste constituents. Consistent with the permit, NAA has undertaken various studies of site conditions and, during the first quarter 2006, started a phased program to treat in-place free product petroleum that had been released underneath the plant. During the second quarter 2010, NAA submitted to the state the first component of its proposed workplan for implementing a site-wide remedy. The full workplan was submitted to the state during the third quarter 2010, revised during the second quarter 2011 to reflect both additional sampling data and responses to state comments, and revised again in the fourth quarter 2011 in response to another round of state comments. In September 2013, the state approved NAA’s cleanup plan and incorporated it into a revised Post-Closure Permit. Based on the cleanup activities set forth in that Permit, and current information about site conditions, our remediation reserve at NAA’s Decatur plant is $10.4 million as of January 31, 2014. Approximately $0.6 million of the January 31, 2014 reserve represents administrative costs; the balance of $9.8 million represents estimated costs for investigation, studies, cleanup, and treatment. The reserve has not been discounted. NAA was acquired through a stock purchase in which the sellers agreed to indemnify us and NAA for identified environmental matters related to the business and based on conditions initially created or events initially occurring prior to the acquisition. Environmental conditions are presumed to relate to the period prior to the acquisition unless proven to relate to releases occurring entirely after closing. The limit on indemnification is $21.5 million excluding legal fees. While our current estimates indicate we will not reach this limit, changing circumstances could result in additional costs or expenses that are not foreseen at this time. In accordance with the indemnification, the indemnitors paid the first $1.5 million of response costs and have been paying 90% of on-going costs. Based on our experience to date, the estimated cleanup costs going forward, and costs incurred to date as of January 31, 2014, we expect to recover from the sellers’ shareholders an additional $10.6 million which has not been discounted.
Our final remediation costs and the timing of those expenditures will depend upon such factors as the nature and extent of contamination, the cleanup technologies employed, the effectiveness of the cleanup measures that are employed, and regulatory concurrences. While actual remediation costs, therefore, may be more or less than amounts accrued, we believe that we have established adequate reserves for all probable and reasonably estimable remediation liabilities. It is not possible at this point to reasonably estimate the amount of any obligation for remediation in excess of current accruals because of uncertainties as to the extent of environmental impact, cleanup technologies, and concurrence of governmental authorities. Currently, we expect the accrued remediation reserve to be paid through fiscal year 2035, although some of the same factors discussed earlier could accelerate or extend the timing.
As discussed in Note 1, "Nature of Operations and Basis of Presentation - Discontinued Operations", we signed a purchase agreement in February 2014 to sell our Aluminum Sheet Products business, of which NAA is a component business unit.
Fire Loss
In November 2013, the cold mill at NAA was damaged due to fire. There were no employee injuries. However, we sustained losses to the building, the cold mill and other equipment from the fire, smoke and water damage. Our current estimate of losses incurred including business interruption costs is $7.0 million. Of this amount, we expect to recover the full value, excluding our deductible of $0.5 million, from our insurance provider. In December 2013, we received a portion of the property insurance claim in the amount of $0.4 million from our insurance provider to recover these losses. We have also recorded an asset impairment charge of $0.5 million to write-off the net book value associated with the damaged assets in the accompanying condensed consolidated statement of income (loss). Other than the cold mill, the equipment at the facility is currently operating while repairs are underway.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
We have not designated any of our derivative contracts as hedges for accounting purposes. Therefore, changes in the fair value of these contracts and the realized gains and losses are recorded in the condensed consolidated statements of income (loss) for the three months ended January 31, 2014 and 2013 as follows:

		Three Months Ended January 31,
		2014	2013
Derivatives Not Designated as Hedging Instruments:	Location of Gain or (Loss):	(In thousands)
Aluminum derivatives	Cost of sales	$(115)	$70
Foreign currency derivatives	Other, net	$114	$(708)
The fair values of our outstanding derivative contracts as of January 31, 2014 and October 31, 2013 are summarized in the following table (in thousands). We have chosen not to offset any of our derivative instruments in accordance with the provisions of ASC 815. Therefore, the assets and liabilities below are presented on a gross basis on our accompanying condensed consolidated balance sheets.

	January 31, 2014	October 31, 2013
Prepaid and other current assets:
Aluminum derivatives	$—	$50
Foreign currency derivatives	104	164
Other assets:
Aluminum derivatives	—	8
Accrued liabilities:
Aluminum derivatives	163	77
Foreign currency derivatives	—	39
The aluminum derivatives and foreign currency derivatives are each subject to master netting agreements.
The following table summarizes the notional amounts and fair value of outstanding derivative contracts at January 31, 2014

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

and October 31, 2013 (in thousands):

		Notional as indicated		Fair Value in $
		January 31, 2014	October 31, 2013	January 31, 2014	October 31, 2013
Aluminum derivatives:
Aluminum forward purchase contracts	LBS	2,480	3,142	$(163)	$45
Aluminum swap contracts	LBS	—	187	—	(64)
Foreign currency derivatives:
Sell EUR, buy USD	EUR	5,054	7,258	102	150
Sell CAD, buy USD	CAD	254	615	1	(2)
Sell GBP, Buy USD	GBP	216	—	1	—
Buy EUR, sell GBP	EUR	21	967	—	(12)
Buy GBP, sell USD	GBP	—	2,435	—	(25)
Sell EUR, buy GBP	EUR	—	880	$—	$14
For the classification in the fair value hierarchy, see Note 11, "Fair Value Measurement of Assets and Liabilities", included herewith.
11. Fair Value Measurement of Assets and Liabilities
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to Level 1 and the lowest priority to Level 3. The three levels of the fair value hierarchy are described below:

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

•	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.
The following table summarizes the assets and liabilities measured on a recurring basis based on the fair value hierarchy (in thousands):

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	January 31, 2014				October 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Investments in money market fund	$24,614	$—	$—	$24,614	$42,639	$—	$—	$42,639
Aluminum derivatives	—	—	—	—	—	58	—	58
Foreign currency derivatives	—	104	—	104	—	164	—	164
Total assets	$24,614	$104	$—	$24,718	$42,639	$222	$—	$42,861

Liabilities
Aluminum derivatives	$—	$(163)	$—	$(163)	$—	$(77)	$—	$(77)
Foreign currency derivatives	—	—	—	—	—	(39)	—	(39)
Total liabilities	$—	$(163)	$—	$(163)	$—	$(116)	$—	$(116)

Net assets (liabilities)	$24,614	$(59)	$—	$24,555	$42,639	$106	$—	$42,745
We hold investments in money market funds and derivative contracts that are measured at fair value on a recurring basis. The investments in money market funds are measured at fair value based on active market quotations and are therefore classified as Level 1. All of our derivative contracts are valued using quoted market prices from brokers or exchanges and are classified within Level 2 of the fair value hierarchy. We have classified our investments in money market funds as cash and cash equivalents in the accompanying condensed consolidated balance sheets.
As of January 31, 2014 and October 31, 2013, we had approximately $3.4 million and $3.7 million, respectively, of certain property, plant and equipment that was recorded at fair value on a non-recurring basis and classified as Level 3. The fair value was based on broker opinions. The decrease in value of $0.3 million from October 31, 2013 to January 31, 2014 was due to an asset sale.
Carrying amounts reported on the balance sheet for cash, cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. Our outstanding debt was variable rate debt that re-prices frequently, thereby limiting our exposure to significant change in interest rate risk. As a result, the fair value of our debt instruments approximates carrying value at January 31, 2014 and October 31, 2013 (Level 3 measurement).
12. Stock-Based Compensation
We have established and maintain an Omnibus Incentive Plan (2008 Plan) that provides for the granting of restricted stock awards, stock options, restricted stock units, performance share awards and other stock-based and cash-based awards. The 2008 Plan is administered by the Compensation and Management Development Committee of the Board of Directors.
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
A summary of non-vested restricted stock awards activity during the three months ended January 31, 2014 is presented below:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value per Share
Non-vested at October 31, 2013	183,400	$17.46
Granted	80,400	17.63
Vested	(25,700)	16.90
Non-vested at January 31, 2014	238,100	$17.58

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The total weighted average grant-date fair value of restricted stock awards that vested during the three months ended January 31, 2014 and 2013 was $0.4 million and $1.1 million, respectively. As of January 31, 2014, total unrecognized compensation cost related to unamortized restricted stock awards was $3.0 million. We expect to recognize this expense over the remaining weighted average period of 2.4 years.
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
We use a Black-Scholes pricing model to estimate the fair value of stock options. A description of the methodology for the valuation assumptions was disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013.
The following table provides a summary of assumptions used to estimate the fair value of our stock options issued during the three-month periods ended January 31, 2014 and 2013.

	Three Months Ended January 31,
	2014	2013
Weighted-average expected volatility	55.7%	54.0%
Weighted-average expected term (in years)	5.9	5.0
Risk-free interest rate	1.8%	0.6%
Expected dividend yield over expected term	1.0%	1.0%
Weighted average grant date fair value	$8.52	$8.98
The following table summarizes our stock option activity for the three months ended January 31, 2014:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000s)
Outstanding at October 31, 2013	2,875,276	$15.64
Granted	157,300	17.64
Exercised	(21,567)	15.34
Forfeited/Expired	(24,171)	17.36
Outstanding at January 31, 2014	2,986,838	$15.74	6.9	$10,570
Vested or expected to vest at January 31, 2014	2,920,273	$15.66	6.8	$10,502
Exercisable at January 31, 2014	2,157,297	$14.80	6.0	$9,341
Intrinsic value is the amount by which the market price of the common stock on the date of exercise exceeds the exercise price of the stock option. The total intrinsic value of stock options exercised during the three months ended January 31, 2014 and 2013, was $0.1 million and $0.3 million, respectively. The total fair value of stock options vested during the three months ended January 31, 2014 and 2013, was $2.8 million and $2.5 million, respectively. As of January 31, 2014, total unrecognized compensation cost related to stock options was $4.1 million. We expect to recognize this expense over the remaining weighted average period of 2.1 years.
Restricted Stock Units
Restricted stock units may be awarded to key employees and officers from time to time, and annually to non-employee directors. The director restricted stock units vest immediately, whereas restricted stock units awarded to employees and officers typically cliff vest after a three-year period with service and continued employment as the vesting conditions. Restricted stock units are not considered outstanding shares and do not have voting rights, although the holder does receive a cash payment equivalent to the dividend paid, on a one-for-one basis, on our outstanding common shares. Once the vesting criteria is met, each restricted stock unit is payable to the holder in cash based on the market value of one share of our common stock. Accordingly, we record a liability for the restricted stock units on our balance sheet and recognize any changes in the market value during each reporting

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

period as compensation expense.
The following table summarizes non-vested restricted stock unit activity during the three months ended January 31, 2014:

	Restricted Stock Units	Weighted Average Grant Date Fair Value per Share
Non-vested at October 31, 2013	101,000	$15.62
Granted	5,700	17.63
Non-vested at January 31, 2014	106,700	$15.73
There was no cash settlement of restricted stock units during the three-month periods ended January 31, 2014 and 2013.
Performance Share Awards
Historically, we have granted performance units to key employees and officers annually. These awards cliff vest after a three-year period with service and performance measures such as relative total shareholder return and earnings per share growth as vesting conditions. These awards were treated as a liability and marked to market based upon our assessment of the achievement of the performance measures, with the assistance of third-party compensation consultants.
For the annual grant which occurred in December 2013, we granted performance shares rather than performance units. These performance share awards have the same performance measures (relative total shareholder return and earnings per share growth). However, the number of shares earned is variable depending on the metrics achieved, and the settlement method is 50% in cash and 50% in our common stock.
To account for this award, we have bi-furcated the portion subject to a market condition (relative total shareholder return) and the portion subject to an internal performance measure (earnings per share growth). We have further bi-furcated these awards based on the settlement method, as the portion expected to settle in stock (equity component) and the portion expected to settle in cash (liability component).
To value the shares subject to the market condition, we utilized a Monte Carlo simulation model to arrive at a grant-date fair value. This amount will be expensed over the three-year term of the award with a credit to additional paid-in-capital. To value the shares subject to the internal performance measure, we used the value of our common stock on the date of grant as the grant-date fair value per share. This amount will be expensed over the three-year term of the award, with a credit to additional paid-in-capital, and could fluctuate depending on the number of shares ultimately expected to vest based on our assessment of the probability that the performance conditions will be achieved. For both performance conditions, the portion of the award expected to settle in cash will be recorded as a liability and will be marked to market over the three-year term of the award, and could fluctuate depending on the number of shares ultimately expected to vest.
In conjunction with the annual grant in December 2013, we awarded 155,800 performance shares, of which 0% to 200% of these shares may ultimately vest, depending on the achievement of the performance conditions. For the period from the date of grant through January 31, 2014, we have recorded $0.1 million of compensation expense related to these performance share awards.
Performance share awards are not considered outstanding shares and do not have voting rights, although dividends are accrued over the performance period and will be payable in cash based upon the number of performance shares ultimately earned.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. Other Income (Expense)
Other income (expense) included under the caption "Other, net" on the accompanying condensed consolidated statements of income (loss), consisted of the following for the three months ended January 31, 2014 and 2013:

	Three Months Ended January 31,
	2014	2013
	(In thousands)
Foreign currency transaction gains (losses)	$(104)	$662
Foreign currency derivative gains (losses)	114	(708)
Interest income	6	20
Other	80	(65)
Other income (expense)	$96	$(91)
14. Segment Information
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
We have aggregated four operating segments into the Engineered Products reportable segment in accordance with ASC Topic 280-10-50, “Segment Reporting” (ASC 280). This aggregation is based on factors including, but not limited to: (1) similar nature of products serving the building products industry, specifically the fenestration business; (2) similar production processes, although there are some differences in the amount of automation amongst operating plants; (3) similar types or classes of customers, namely the primary original equipment manufacturers (OEMs) in the window and door industry; (4) similar distribution methods for product delivery, although the extent of the use of third-party distributors will vary amongst the businesses; and (5) similar regulatory environment.
We measure our inventory at the segment level on a FIFO or weighted-average basis; however, at the consolidated level, a portion of the inventory is measured on a LIFO basis. The LIFO reserve is computed on a consolidated basis as a single pool. (See Note 3, "Inventories", included herewith). We record LIFO inventory adjustments, corporate office charges and inter-segment eliminations as Corporate & Other. We account for inter-segment sales and transfers as though the sales or transfers were to third parties, at current market prices. Inter-segment sales, related cost of sales, and intercompany profit are eliminated in consolidation. The most significant components of corporate assets include cash and cash equivalents, property, plant and equipment, and deferred tax assets, among others. We measure segment profit and our chief operating decision makers evaluate segment results based on the U.S. GAAP measure of operating income (loss). We do not allocate interest expense, interest income or income taxes to our operating segments.
Our segment information for the three months ended January 31, 2014 and 2013 was as follows (in thousands):

	Engineered Products	Aluminum Sheet Products	Corporate & Other	Total
Three Months Ended January 31, 2014
Net sales	$126,379	$75,983	$—	$202,362
Inter-segment sales	—	3,508	(3,508)	—
Depreciation and amortization	7,644	1,750	900	10,294
Operating income (loss)	7,491	(4,251)	(8,353)	(5,113)
Capital expenditures	$4,578	$1,750	$420	$6,748

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Three Months Ended January 31, 2013
Net sales	$106,119	$79,594	$—	$185,713
Inter-segment sales	—	5,009	(5,009)	—
Depreciation and amortization	7,473	1,627	557	9,657
Operating income (loss)	2,833	(4,229)	(12,289)	(13,685)
Capital expenditures	$4,189	$3,561	$3,750	$11,500

As of January 31, 2014
Goodwill	$71,838	$—	$—	$71,838
Total assets	$386,047	$128,790	$26,206	$541,043
For a description of the change in the carrying amount of goodwill see Note 4, "Goodwill & Intangible Assets", included herewith.
15. Earnings Per Share
We compute basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common and potential common share includes the weighted average of additional shares associated with the incremental effect of dilutive employee stock options, non-vested restricted stock as determined using the treasury stock method prescribed by U.S. GAAP and contingent shares associated with performance share awards, if dilutive.
Basic and diluted loss per share was $0.11 and $0.22 for the three months ended January 31, 2014 and 2013, respectively. The computation of diluted earnings per share excludes outstanding stock options and other common stock equivalents when their inclusion would be anti-dilutive. This is always the case when an entity incurs a net loss, as we did for the three-month periods ended January 31, 2014 and 2013. During these three-month periods, 528,397 and 515,587 of common stock equivalents, respectively, and 83,594 and 97,414 shares of restricted stock, respectively, were excluded from the computation of diluted earnings per share. For the three-month period ended January 31, 2014, there were no potentially dilutive contingent shares related to performance share awards.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the three-month periods ended January 31, 2014 and 2013, we had 1,083,988 and 600,350 securities, respectively, that were potentially dilutive in future earnings per share calculations. Such dilution will be dependent on the excess of the market price of our stock over the exercise price and other components of the treasury stock method.
16. New Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which provides guidance related to the presentation of current and deferred income taxes on the balance sheet. In general, an entity must present an unrecognized tax benefit related to a net operating loss carryforward, similar tax loss or tax credit carryforward, as a reduction of a deferred tax asset, except in prescribed circumstances through which liability presentation would be appropriate. This guidance becomes effective for fiscal years beginning after December 15, 2013. We expect to adopt this guidance during fiscal 2015 with no material impact on our consolidated financial statements.
In February 2013, the FASB issued ASU No. 2013-2, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. We adopted ASU 2013-2 as of November 1, 2013, with no material impact on our consolidated financial statements.
In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities, which requires entities to disclose both gross information and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The scope of this standard, which was subsequently clarified by ASU 2013-1, includes derivatives, sale and repurchase agreements, reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. These disclosures assist users of financial statements in evaluating the effect or potential effect of netting arrangements on an entity's financial position. We adopted ASU 2011-11 as of November 1, 2013, with no material impact on our consolidated financial statements.
17. Subsequent Events
On February 7, 2014, we signed a purchase agreement with Aleris International, Inc., to sell our interest in a limited liability company which holds the net assets of our Nichols Aluminum business, the sole operating segment included in our Aluminum Sheet Products reportable segment. The sale price is $110.0 million, subject to a working capital adjustment. We expect to record a gain on the transaction. We received regulatory approval and expect to close this transaction on March 31, 2014.
For tabular presentation of the operating results of this business for the three months ended January 31, 2014 and 2013 and the pro forma impact of this business on consolidated earnings during these periods, as well as the balance sheet presentation of this business as held for sale if such transaction had occurred as of January 31, 2014 and October 31, 2013, see Note 1, "Nature of Operations and Basis of Presentation - Discontinued Operations", included herewith.

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
For information on additional factors that could cause actual results to differ materially, please refer to the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes as of January 31, 2014, and for the three-month periods ended January 31, 2014 and 2013, included elsewhere herein. For additional information pertaining to our business, including risk factors which should be considered before investing in our common stock, refer to our Annual Report on Form 10-K for the fiscal year ended October 31, 2013.
Our Business
We are a leading component supplier in the residential building products markets. We operate two business segments: Engineered Products and Aluminum Sheet Products. The Engineered Products segment manufactures systems, finished products, and components serving the original equipment manufacturer (OEM) residential window and door industry, while the Aluminum Sheet Products segment produces mill finished and coated aluminum sheet serving the broader residential building products markets and transportation sector.  We use low-cost production processes and engineering and metallurgical expertise to provide our customers with specialized products for their specific window and door applications. We believe these capabilities provide us with unique competitive advantages. We serve a primary customer base in North America, and also serve customers in international markets through our operating plants in the United Kingdom and Germany, as well as through sales and marketing efforts in other countries.
We have four operating segments which comprise the Engineered Products reportable segment, and one operating segment which comprises the Aluminum Sheet Products reportable segment. Other costs, including corporate office expense, certain shared administrative functions, last-in first-out (LIFO) inventory valuation adjustments and inter-segment eliminations are categorized as Corporate & Other costs. The accounting policies of our business segments are the same as those used to prepare our accompanying condensed consolidated financial statements.
We continue to invest in organic growth initiatives and to pursue targeted business acquisitions, which may include vertically integrated vinyl extrusion businesses or screen manufacturers that allow us to expand our existing fenestration footprint, enhance our existing product offerings, acquire complementary technology, enhance our leadership position within the markets we serve, and expand into new markets or service lines.
Market Overview and Outlook
For each of our two business segments, we believe the primary drivers of our operating results are residential remodeling and replacement (R&R) activity and new home construction. We believe that housing starts and window shipments are indicators of activity levels in the home building industry, and we use this data, as published by or derived from third-party sources, to evaluate the market.
The following trends were identified at October 31, 2013 and have continued through the first quarter of 2014.
Housing starts and window shipments in the United States have increased in recent years and continued to increase during the first quarter of 2014. The National Association of Homebuilders (NAHB) has forecasted calendar-year housing starts to increase from 0.9 million units in 2013 to 1.2 million units in 2014 and 1.5 million units in 2015. Ducker Worldwide, a consulting and research firm, indicated that window shipments in the R&R market are expected to increase from 26.6 million units in 2013 to 28.1 million units in 2014, and new construction window shipments are forecasted to increase at a higher pace. Derived from reports published by Ducker Worldwide, the overall growth in window shipments for the trailing twelve-month period ended December 31, 2013 was 10.1%. During this period, growth in R&R activity increased 4.8%, and growth in new construction increased 19.2%. Growth in new construction continues to outpace the growth in R&R, with a greater portion of the new construction associated with multi-family homes. The current growth trend in single-family home construction is toward large tract builders, with a smaller portion of this construction associated with smaller custom builders.
The United States government has been reluctant to enforce stricter energy standards, but higher energy efficiency standards in Europe are impacting the industry. For instance, industry governing bodies in Europe recently approved standards that resulted in us having to switch to a new vapor barrier for our European insulating glass spacer products. We continue to be optimistic about our growth prospects in Europe, particularly in the United Kingdom, Germany and Scandinavian countries, where the push for higher energy efficiency standards has been the greatest. Older technology cold-edge spacers are still a dominant force in these regions and garner a larger portion of the total market share in Europe relative to the United States. We operate warm-edge spacer plants in the United Kingdom and in Germany, where we added a third production line during the fourth quarter of 2013. We believe we can become the provider of choice as demand for more energy-efficient warm edge spacers grows and eventually displaces cold edge spacers.

Aluminum commodity prices remain volatile and have impacted our operating results for the Aluminum Sheet Products business throughout 2013 and into the first quarter of 2014. Based on the primary aluminum cash price as published by Bloomberg, the cost of aluminum on the London Metals Exchange (LME) has decreased from $0.82 per pound at October 31, 2013, to $0.75 per pound at January 31, 2014.
The housing recovery continues to improve in the United States, but there remain challenges to growth prospects of the fenestration and aluminum markets that we serve.
Recent Transactions and Events
In February 2014, we signed a purchase agreement with Aleris International, Inc., to sell our interest in a limited liability company which holds the net assets of our Nichols Aluminum business, the sole operating segment included in our Aluminum Sheet Products reportable segment. The sale price is $110.0 million, subject to a working capital adjustment. We expect to record a gain when the transaction closes. We received regulatory approval and expect to close this transaction on March 31, 2014. Since the criteria prescribed by U.S. GAAP for recording a disposal group as held for sale and discontinued operations had not been met as of January 31, 2014, we did not present this disposal group as a discontinued operation as of January 31, 2014 in the accompanying balance sheet and statements of income (loss). For a tabular presentation of the operating results of this business for the three months ended January 31, 2014 and 2013 and the pro forma impact of this business on consolidated earnings during these periods, as well as the balance sheet presentation of this business as held for sale if the criteria had been met as of January 31, 2014 and October 31, 2013, see Note 1, "Nature of Operations and Basis of Presentation - Discontinued Operations", contained elsewhere herein.
In December 2013, we acquired certain vinyl extrusion assets of Atrium Windows and Doors, Inc. (Atrium) at a facility in Greenville, Texas, for $5.2 million in cash (Greenville). We accounted for this transaction as a business combination resulting in an insignificant gain on the purchase. We entered into a supply agreement with Atrium related to the products produced at Greenville. We believe this acquisition expands our vinyl extrusion capacity and positions us with a platform from which to better serve our customers in the southern United States. This business has been included in our operating results for the Engineered Products reportable segment since the date of acquisition.
In August 2013, we ceased all activities associated with our enterprise resource planning (ERP) implementation and migrated several operating units which were utilizing the ERP prior to August 2013 back to legacy systems as of October 31, 2013, although we continue to use certain elements of the ERP at the corporate office. We recorded a change in accounting estimate during the fourth quarter of 2013 and accelerated depreciation associated with certain ERP assets. We incurred certain charges related to one-time termination benefits and contract termination costs which were not deemed significant.
Our former Chairman, President and Chief Executive Officer, Mr. David Petratis, retired from his position effective July 8, 2013. Mr. Petratis participated in a number of our stock-based and deferred compensation plans. In January 2014, we paid approximately $3.3 million to Mr. Petratis, which represented his vested balances under our deferred compensation plan.
In December 2012, we acquired substantially all of the assets of Alumco Inc. and its subsidiaries (Alumco) for $22.1 million which included a working capital adjustment received of $0.4 million, and subject to an earn-out provision for which we determined the criteria would not be met as of October 31, 2013. The purchase of Alumco allowed us to expand the scope of our fenestration business to include screens for vinyl windows and door manufacturers, and to expand our geographic reach throughout the United States. We believe this acquisition allows us to build upon our national and regional original equipment manufacturer (OEM) customer base and to enhance our distribution capabilities. We recorded goodwill of $2.8 million in conjunction with this transaction which was included in the Engineered Products reportable segment.
Consolidated Results of Operations
This table sets forth our consolidated results of operations for the three-month periods ended January 31, 2014 and 2013. A general explanation of changes in net sales and operating income (loss) follow, with a more detailed explanation included in the analysis of the business segments.

	Three Months Ended January 31,
	2014	2013	Change $	Change %
	(Dollars in millions)
Net sales	$202.4	$185.7	$16.7	9%
Cost of sales	171.9	162.7	9.2	6%
Selling, general and administrative	24.8	27.1	(2.3)	(8)%
Depreciation and amortization	10.3	9.6	0.7	7%
Asset impairment charges	0.5	—	0.5	N/A
Operating loss	(5.1)	(13.7)	8.6	(63)%
Interest expense	(0.2)	(0.1)	(0.1)	100%
Other, net	0.1	(0.1)	0.2	(200)%
Income tax benefit	1.3	5.8	(4.5)	(78)%
Net loss	$(3.9)	$(8.1)	$4.2	(52)%
The improvement in our consolidated net sales for the three months ended January 31, 2014 compared to the same period in 2013 was attributable to an increase in sales for our Engineered Products reportable segment, due to several factors including: a general increase in activity levels in the building products industry resulting in more spending by window and door OEM’s; the incremental contribution of the Alumco business acquired in December 2012; resin surcharge adjustments billed as a pass-through to customers; as well as increased volume and demand for our vinyl extrusion products, our insulating glass products and our engineered components in the United States. Partially offsetting the overall increase in sales was a decline in sales associated with our Aluminum Sheet Products business, as an increase in volume was not sufficient to defray the effect of a decline in LME aluminum pricing.
Our cost of sales increased $9.2 million, or 6%, for the three months ended January 31, 2014 compared to the same period in 2013. This increase was consistent with a 9% increase in net sales, but also reflected a $2.8 million benefit from the reversal of a warranty accrual associated with our insulating glass business which was settled in December 2013. In addition, we benefited from a decline in material costs for our insulating glass business, and favorable cost absorption at our Aluminum Sheet Products business due to an increase in inventory levels (more product was produced than shipped so a larger portion of the period costs were allocated to ending inventory as part of the seasonal inventory build).
Selling, general and administrative expense decreased $2.3 million, or 8%, due to the cessation of our ERP implementation in mid-2013, which contributed expense of $1.6 million during the three months ended January 31, 2013; a decrease in information technology costs, attributable to support of the ERP system during 2013; lower transaction related costs in 2014 relative to 2013; and a decrease in stock-based compensation and the effect of long-term incentive arrangements dependent upon changes in the price of our common stock.
Depreciation and amortization expense increased $0.7 million, or 7%, for the three months ended January 31, 2014 compared to the same period in 2013 due primarily to depreciation associated with assets placed into service during the twelve-month period ended January 31, 2014, as well as incremental depreciation and amortization expense associated with the Alumco acquisition in December 2012, partially offset by the run-off of depreciation and amortization expense associated with fixed and intangible assets which became fully depreciated or amortized during this period.
We recorded an impairment loss of $0.5 million associated with a fire at our aluminum finishing plant in Decatur, Alabama, which occurred in November 2013. Although we expect to recover damages to our equipment and business interruption losses from our insurance provider, we have incurred a charge to write-off the net book value associated with the damaged assets. As of January 31, 2014, we have received insurance reimbursement in the amount of $0.4 million, which offsets $0.4 million of related expenses.
Interest expense has increased $0.1 million for the three months ended January 31, 2014 compared to the same period in 2013. This increase in interest expense was primarily attributable to fees associated with our senior unsecured revolving credit facility, which was amended in January 2013.
Other, net typically includes interest income earned on our cash and cash equivalents and net foreign currency transaction gains and losses. Other income was lower for the three months ended January 31, 2014 compared to the same period in 2013 due primarily to the effect of net foreign currency transaction gains and losses and a small bargain purchase gain on the Greenville acquisition.

Our estimated annual effective tax rates for the three months ended January 31, 2014 and 2013 were 24.6% and 41.7%, respectively. The effective tax rate was negatively impacted during the three months ended January 31, 2014 due to converting a foreign branch in the United Kingdom to a subsidiary, which resulted in a discrete U.S. taxable charge. The change was more pronounced due to the relatively small amount of net loss recorded for the three-month period ended January 31, 2014.
Three Months Ended January 31, 2014 Compared to Three Months Ended January 31, 2013
Engineered Products

	Three Months Ended January 31,
	2014	2013	Change $	Change %
	(Dollars in millions)
Net sales	$126.4	$106.1	$20.3	19%
Cost of sales	96.1	83.2	12.9	16%
Selling, general and administrative	15.2	12.6	2.6	21%
Depreciation and amortization	7.6	7.5	0.1	1%
Operating income	$7.5	$2.8	$4.7	168%
The increase in net sales for the three months ended January 31, 2014 compared to the same period in 2013 was primarily attributable to the following: (1) the acquisition of Alumco on December 31, 2012, which contributed incremental net sales of $8.7 million for fiscal 2014; (2) an increase in demand for our insulating glass business in the United States including improved sales for solar edge tape, partially offset by a slight year-over-year decrease in European sales; (3) higher sales of vinyl window and door profiles driven by higher volume, the contribution of the Greenville assets acquired in December 2013 and resin surcharges which were implemented in January 2014 following price increases from our suppliers; and (4) higher-than-expected sales for our engineered components products for the three-month period ended January 31, 2014, driven in part by an increase in activity levels for certain national OEMs, and an increase in sales of fireplace screens. We expect demand for our warm-edge spacers to remain high in Europe, and to improve, as new vapor barrier technology is adopted by our European customers in response to new regulatory standards. Overall, improvement in the Canadian housing market continues to lag the recovery in the United States, where the current trend is toward lower-cost, less energy-efficient new construction. Window shipments, derived from data provided by Ducker Worldwide for the year-over-year calendar quarters ended December 31, 2013 and 2012 reflects an overall growth rate of 6%. As a comparable measure, our year-over-year fiscal quarters ended January 31, 2014 and 2013, excluding the Alumco business and foreign operations, reflect a growth rate of approximately 12%.
Our cost of sales for the three months ended January 31, 2014 increased $12.9 million, or 16%, compared to the same period in 2013. This increase was fairly consistent with an increase in net sales of 19% for the respective periods, of which a portion was associated with the Alumco acquisition in December 2012 and the Greenville purchase in December 2013. Year-over-year increases in freight and repair and maintenance costs were offset by declines in material cost, as an increase in the cost of resin was partially recovered through surcharges, and we were able to realize favorable material pricing variances for our spacer products. In addition, we recorded a benefit of $2.8 million pursuant to the reversal of a warranty accrual associated with historical product claims and specific release for a particular customer.
Our selling, general and administrative expenses increased $2.6 million, or 21%, during the three months ended January 31, 2014, compared to the same period in 2013. Of this amount, approximately $0.4 million related to the incremental costs associated with the Alumco business which was acquired in December 2012 and a portion related to the Greenville asset acquisition in December 2013. In addition, overall headcount increased associated with a general increase in activity levels on a year-over-year basis, higher incentive accruals based on earnings and an increase in information technology costs incurred directly at the operating segment level. We also incurred approximately $0.9 million of severance costs associated with streamlining and realigning our sales and marketing group within the Engineered Products segment.
Depreciation and amortization expense increased $0.1 million, or 1%, for the three months ended January 31, 2014 compared to the same period in 2013. An increase in depreciation and amortization expense attributable to new assets placed in service during the twelve-months ended January 31, 2014, and the incremental depreciation and amortization expense associated with the Alumco acquisition of $0.4 million was offset by the run-off of depreciable assets and intangible assets which became fully depreciated or amortized during the period.

Aluminum Sheet Products

	Three Months Ended January 31,
	2014	2013	Change $	Change %
	(Dollars in millions)
Net sales	$79.5	$84.6	$(5.1)	(6)%
Cost of sales	79.2	84.5	(5.3)	(6)%
Selling, general and administrative	2.3	2.8	(0.5)	(18)%
Depreciation and amortization	1.8	1.5	0.3	20%
Asset impairment charges	$0.5	$—	$0.5	N/A
Operating loss	$(4.3)	$(4.2)	$(0.1)	2%
Shipped pounds (in millions)	60	59	1	2%
Net sales for our Aluminum Sheet Products business segment decreased $5.1 million, or 6% for the three months ended January 31, 2014 compared to the same period in 2013. Although the volume of pounds shipped increased 2% during this period, the price we charge for our products was negatively impacted by lower aluminum prices, evidenced by lower LME pricing. In addition, we have not yet realized the more favorable shift of our product mix to value-added painted sheet from mill finished products. Mill finish product commands a lower sales price and less favorable profit margins than painted sheet products.
Cost of goods sold decreased 6% for the three months ended January 31, 2014 compared to the same period in 2013. The change in the cost of sales was consistent with the percent change in net sales for the period. Year-over-year decreases in material costs (scrap purchases), freight and repair and maintenance expense, were offset by higher labor and energy costs. In addition, more cost was absorbed into inventory during the first quarter of 2014 compared to the same period in 2013, as more units were produced and placed into inventory as part of the seasonal build of inventory. We expect to see an increase in repair and maintenance costs in the coming months. As LME prices continue to hover at historical lows, improvement in the profitability of the Aluminum Sheet Products segment will be dependent, to a certain extent, on the sales mix between painted and mill-finish product, and our ability to operate efficiently and monitor our costs.
Selling, general and administrative expense decreased $0.5 million, or 18%, for the three months ended January 31, 2014 compared to the same period in 2013. This decrease in expense was primarily attributable to an overall decrease in headcount and a decrease in information technology costs.
Depreciation and amortization expense increased $0.3 million or 20% for the three months ended January 31, 2014 compared to the same period in 2013. This increase was due primarily to assets placed into service during the twelve-month period ended January 31, 2014, including a new $10.3 million paint oven installed during mid-2013. This increase in depreciation expense was partially offset by the effect of asset retirements during the period.
The impairment loss of $0.5 million was associated with a fire at our Decatur, Alabama finishing plant which occurred in November 2013, and represents the charge incurred to write-off the net book value associated with the damaged assets.
Corporate & Other

	Three Months Ended January 31,
	2014	2013	Change $	Change %
	(Dollars in millions)
Net sales	$(3.5)	$(5.0)	$1.5	(30)%
Cost of sales	(3.4)	(5.0)	1.6	(32)%
Selling, general and administrative	7.4	11.7	(4.3)	(37)%
Depreciation and amortization	0.9	0.6	0.3	50%
Operating loss	$(8.4)	$(12.3)	$3.9	(32)%
Net sales for Corporate & Other consist of inter-segment sales from the Aluminum Sheet Products business segment to the Engineered Products business segment, and cost of sales includes an offsetting elimination, as well as any other eliminations. There was no adjustment recorded related to the consolidated LIFO reserve for the three-month periods ended January 31, 2014 and 2013.

Selling, general and administrative expense decreased $4.3 million, or 37%, for the three months ended January 31, 2014 compared to the same period in 2013. This decrease in expense is largely attributable to the ERP implementation which resulted in expense of $1.6 million for the three months ended January 31, 2013, but was suspended mid-2013 and did not have a similar impact on the results for the same period in 2014. In addition, we incurred higher stock-based compensation costs in 2013, lower information technology costs and outside professional services fees in 2014, partially attributable to the support of our ERP implementation efforts in 2013, and lower transaction costs in 2014 compared to 2013 during which costs of $1.0 million were incurred associated with various transactions including the acquisition of Alumco in December 2012. In addition, headcount was reduced in late 2013 through attrition and the reduction of certain ERP support functions including information technology staff.
Depreciation and amortization expense increased $0.3 million, or 50%, for the three months ended January 31, 2014 compared to the same period in 2013. The increase in expense was attributable to certain ERP assets which were placed into service during March 2013 and continue to be used, as well as certain leasehold improvements placed into service in mid-2013.
Liquidity and Capital Resources
Our principal sources of funds are cash on hand, cash flow from operations, and borrowings under our $150 million Senior Unsecured Revolving Credit Facility (the Credit Facility).  As of January 31, 2014, we had $25.8 million of cash and cash equivalents, $142.8 million of availability under the Credit Facility and outstanding debt of $0.9 million, of which no amounts were outstanding under our Credit Facility.
Cash and cash equivalents decreased by $23.9 million during the three months ended January 31, 2014 due primarily to the Greenville acquisition, capital investments in our manufacturing facilities, dividends paid and on-going operational activities.
The following table summarizes our cash flow results for the three months ended January 31, 2014 and 2013:

	Three Months Ended January 31,
	2014	2013
	(In millions)
Cash flows used for operating activities	$(11.5)	$(30.3)
Cash flows used for investing activities	$(11.2)	$(33.9)
Cash flows used for financing activities	$(1.2)	$(1.9)
Operating Activities
Cash used for operating activities for the three months ended January 31, 2014 decreased $18.9 million compared to the same period in 2013. The increase in our sales revenue and the timing of receivable collections contributed to higher gross cash inflows this year. Working capital was $107.7 million, $114.4 million and $97.2 million as of January 31, 2014, October 31, 2013 and January 31, 2013, respectively.
Investing Activities
Cash used for investing activities for the three months ended January 31, 2014 decreased by $22.7 million compared to the same period in 2013, driven primarily by the purchase of Alumco assets for $22.4 million in 2013.
Financing Activities
We used $1.2 million of cash from financing activities for the three months ended January 31, 2014, of which, $1.5 million was used to pay dividends, partially offset by $0.3 million of proceeds from the issuance of common stock associated with exercises of employee stock options.
Our strategy for deploying cash is to invest in organic growth opportunities, develop our infrastructure and make strategic acquisitions. Other uses of cash include paying cash dividends to our shareholders and opportunistically repurchasing our common stock. Any excess cash and cash equivalents are invested in overnight money market funds. The funds are diversified by security type across Treasuries, Government Agencies and Prime Corporate. These funds are all AAA-rated, approved by the National Association of Insurance Commissioners and compliant with Rule 2A-7 of the Investment Company Act of 1940. Our investments are diversified across multiple institutions that we believe are financially sound. We intend to remain in highly rated money market funds, financial institutions and treasuries following a prudent investment philosophy. From time to time, to prepare for potential disruption in the money markets, we may temporarily move funds into operating bank accounts of highly-rated financial institutions to meet on-going operational liquidity requirements. We did not experience any material losses on our cash and marketable securities investments during the three months ended January 31, 2014 and 2013. We maintain cash balances in foreign countries which total $4.3 million as of January 31, 2014. We consider these funds to be permanently reinvested in these countries.
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
On January 28, 2013, we replaced the Retired Facility by entering into a new $150 million senior unsecured revolving credit facility that has a five-year term, maturing on January 28, 2018, and which permits aggregate borrowings at any time of up to $150 million, with a letter of credit sub-facility, a swing line sub-facility and a multi-currency sub-facility. Borrowings denominated in U.S dollars bear interest at a spread above LIBOR or a base rate derived from the prime rate. Foreign denominated borrowings bear interest at a spread above LIBOR applicable to such currencies. Subject to customary conditions, we may request that the aggregate commitments under the Credit Facility be increased by up to $100 million, with total commitments not to exceed $250 million.
The Credit Facility requires us to comply with certain financial covenants, the terms of which are defined therein. Specifically, we must not permit, on a quarterly basis, our ratio of consolidated EBITDA to consolidated interest expense as defined (Minimum Interest Coverage Ratio), to fall below 3.00:1 or our ratio of consolidated funded debt to consolidated EBITDA, as defined (Maximum Consolidated Leverage Ratio), to exceed 3.25:1. The Maximum Consolidated Leverage Ratio is the ratio of consolidated EBITDA to consolidated interest expense, in each case for the previous four consecutive fiscal quarters. EBITDA is defined by the indenture to include pro forma EBITDA of acquisitions and to exclude certain items such as goodwill and intangible asset impairments and certain other non-cash charges and non-recurring items. Subject to our compliance with the covenant requirements, the amount available under the Credit Facility is a function of: (1) our trailing twelve month EBITDA; (2) the Minimum Interest Coverage Ratio and Maximum Consolidated Leverage Ratio allowed under the Credit Facility; and (3) the aggregate amount of our outstanding debt and letters of credit. As of January 31, 2014, we were in compliance with the financial covenants set forth in the Credit Facility, as indicated in the table below:

	Required		Actual
Minimum Interest Coverage Ratio	No less than	3.00:1	84.27:1
Maximum Consolidated Leverage Ratio	No greater than	3.25:1	0.13:1
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
As of January 31, 2014, the amount available to us for use under the Credit Facility was limited to $142.8 million and we had outstanding letters of credit of $6.3 million. For the three-month period ended January 31, 2014, we did not borrow any amount under the Credit Facility, and thus had no outstanding borrowings at January 31, 2014. Our current borrowing rate under the Credit Facility was 3.25% and 1.20% for the swing-line sub facility and the revolver, respectively, at January 31, 2014.
Critical Accounting Polices and Estimates
The preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) requires us to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. Estimates and assumptions about future events and their effects cannot be perceived with certainty. Estimates may change as new events occur, as more experience is acquired, as additional information becomes available and as our operating environment changes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, and that we believe provide a basis for making judgments about the carrying value of assets and liabilities that are not readily available through open market quotes. We must use our judgment with regard to uncertainties in order to make these estimates. Actual results could differ from these estimates.
For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended October 31, 2013. Our critical accounting policies and estimates have not changed materially during the three months ended January 31, 2014, except as noted below.
With regard to our critical accounting policy associated with income taxes as presented in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013, we continue to evaluate the adequacy of our valuation allowance as it pertains to our net deferred tax assets and our ability to generate future taxable income to fully-utilize our net operating loss carry forwards. If we do not return to profitability in fiscal 2014 and we have three years of cumulative losses, after adjustment for non-recurring items, the potential impact could range from an increase in our valuation allowance to reduce our existing state deferred tax assets by approximately $0.5 million to a full valuation allowance against our net deferred tax assets, which totaled $45.9 million at January 31, 2014. We continue to believe that we will have future taxable income sufficient to utilize our net deferred tax assets and no additional valuation allowance is deemed necessary as of January 31, 2014.
With regard to our critical accounting policy related to the impairment or disposal of long-lived assets, specifically goodwill, we disclosed that the fair value of each of our reporting units exceeded their carrying value as of our annual impairment testing date. For clarification, we note that for two such reporting units, the fair value estimate exceeded the carrying value of the net assets by more than 150%. For the third such reporting unit, the fair value exceeded the carrying value of the net assets by approximately 15%. This third unit has only $2.8 million of goodwill, which resulted from the Alumco acquisition in December 2012.
New Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that we adopt as of the specified effective date. Unless otherwise discussed, we believe the impact of any other recently issued standards that are not yet effective are either not applicable to us at this time or will not have a material impact on our consolidated financial statements upon adoption. See Note 16, "New Accounting Pronouncements", contained elsewhere herein.
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
Interest Rate Risk
Our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Interest rate changes would result in gains or losses in the market value of our debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Based upon the balances of the variable rate debt at January 31, 2014, a hypothetical 1.0% increase or decrease in interest rates would have the effect of causing a $0.01 million additional pre-tax charge or credit to our statement of income (loss).

Commodity Price Risk
We use various grades of aluminum scrap and minimal amounts of prime aluminum ingot as raw materials for our manufacturing processes. The price of this raw material is subject to fluctuations due to many factors in the aluminum market. In the normal course of business, in an effort to reduce the risk of fluctuating raw material prices, we enter into firm price raw material purchase commitments as well as option contracts on the London Metal Exchange (LME). Our risk management policy, as it relates to these LME forward purchase contracts and LME forward sales contracts, is to enter into contracts as needed, so that the raw material inventory levels are sufficient to meet committed sales orders. We maintain a balanced metals book position which excludes a normal operational inventory level. This operating inventory level as a matter of practice is not hedged against material price (LME) movements. We believe this practice minimizes the likelihood of net transaction gains or losses on this inventory over the commodity price cycle.
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
The following table indicates the notional volume as well as the fair value of the open LME forward and swap contracts as of January 31, 2014 and October 31, 2013. See Note 10, "Derivative Instruments", contained elsewhere herein.

		Notional in LBS		Fair Value in $
		January 31, 2014	October 31, 2013	January 31, 2014	October 31, 2013
		(In thousands)
Aluminum derivatives:
Aluminum forward purchase contracts	LBS	2,480	3,142	$(163)	$45
Aluminum swap contracts	LBS	—	187	$—	$(64)

We purchase polyvinyl resin (PVC) as the significant raw material consumed in the manufacture of vinyl extrusions. We have a monthly resin adjuster in place with a majority of our customers and resin supplier that is adjusted based upon published industry resin prices for the prior month. This adjuster effectively shares the base pass-through price changes of PVC with our customers commensurate with the market at large. Our long-term exposure to changes in PVC prices is thus reduced due to the contractual component of the resin adjuster program; however, there is a level of exposure to short-term volatility due to a one month lag. From time to time, we may lock in customer pricing for less than one year which results in us becoming exposed to fluctuations in resin pricing.
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
The notional and fair market values of these positions at January 31, 2014 and October 31, 2013, were as follows:

		Notional as indicated		Fair Value in $
		January 31, 2014	October 31, 2013	January 31, 2014	October 31, 2013
		(In thousands)
Foreign currency derivatives:
Sell EUR, buy USD	EUR	5,054	7,258	$102	$150
Sell CAD, buy USD	CAD	254	615	1	(2)
Sell GBP, Buy USD	GBP	216	—	1	—
Buy EUR, sell GBP	EUR	21	967	—	(12)
Buy GBP, sell USD	GBP	—	2,435	—	(25)
Sell EUR, buy GBP	EUR	—	880	$—	$14
At January 31, 2014 and October 31, 2013, we held foreign currency derivative contracts hedging cross-border intercompany and commercial activity for our insulating glass business. Although these derivatives hedge our exposure to fluctuations in foreign currency rates, we do not apply hedge accounting and therefore, the change in the fair value of these foreign currency derivatives is recorded directly to other income and expense in the accompanying consolidated statements of income (loss). To the extent the gain or loss on the derivative instrument offsets the gain or loss from the remeasurement of the underlying foreign currency balance, changes in exchange rates should have no effect. See Note 10, "Derivative Instruments", contained elsewhere herein.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (1934 Act) as of January 31, 2014. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2014, the disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no changes in internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On May 27, 2010, our Board of Directors approved a stock repurchase program that authorized the repurchase of 1,000,000 shares of our common stock. On August 25, 2011, our Board of Directors authorized an additional 1,000,000 shares under this repurchase program. The program does not have a dollar limit or an expiration date. There were no repurchases of shares during the three months ended January 31, 2014. As of January 31, 2014, there were 905,663 authorized shares remaining available for purchase pursuant to the program.

Item 6. Exhibits
The exhibits required to be furnished pursuant to Item 6 are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANEX BUILDING PRODUCTS CORPORATION

Date:	March 6, 2014	/s/ Brent L. Korb
Brent L. Korb
Senior Vice President – Finance and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number                Description of Exhibits

2.1
Limited Liability Company Interest Purchase Agreement dated February 7, 2014, by and among Quanex Building Products Corporation, Nichols Aluminum, LLC and Aleris International Inc., filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on February 10, 2014.

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

†10.1
Quanex Building Products Corporation Amended and Restated 2008 Omnibus Incentive Plan, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on February 28, 2014, and incorporated herein by reference.

*†10.2	Quanex Building Products Corporation Deferred Compensation Plan, as amended.

*31.1	Certification by chief executive officer pursuant to Rule 13a-14(a)/15d-14(a).

*31.2	Certification by chief financial officer pursuant to Rule 13a-14(a)/15d-14(a).

*32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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