Form 10-Q
period 2014-04-30
Quanex Building Products CORP
filed 2014-06-05
CIK 1423221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________
FORM 10-Q
 ________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2014
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 2, 2014
Common Stock, par value $0.01 per share	37,514,676

QUANEX BUILDING PRODUCTS CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 30, 2014	October 31, 2013
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$126,984	$49,734
Accounts receivable, net of allowance for doubtful accounts of $846 and $481	52,335	59,460
Inventories, net (Note 3)	54,986	41,679
Deferred income taxes (Note 8)	20,502	16,348
Prepaid and other current assets	5,068	4,912
Current assets of discontinued operations (Note 1)	—	64,151
Total current assets	259,875	236,284
Property, plant and equipment, net of accumulated depreciation of $197,233 and $185,269	111,906	106,821
Deferred income taxes (Note 8)	7,004	7,030
Goodwill (Note 4)	72,411	71,866
Intangible assets, net (Note 4)	75,106	78,962
Other assets	5,638	5,572
Non-current assets of discontinued operations (Note 1)	—	65,283
Total assets	$531,940	$571,818
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$42,134	$37,533
Accrued liabilities	31,262	34,810
Income taxes payable (Note 8)	998	—
Current maturities of long-term debt (Note 5)	178	162
Current liabilities of discontinued operations (Note 1)	—	49,364
Total current liabilities	74,572	121,869
Long-term debt (Note 5)	593	701
Deferred pension and postretirement benefits (Note 6)	3,935	3,479
Liability for uncertain tax positions (Note 8)	5,481	5,396
Other liabilities	11,351	14,640
Non-current liabilities of discontinued operations (Note 1)	—	9,539
Total liabilities	95,932	155,624
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, no par value, shares authorized 1,000,000; issued and outstanding - none	—	—
Common stock, $0.01 par value, shares authorized 125,000,000; issued 37,640,432 and 37,653,639, respectively	376	377
Additional paid-in-capital	247,695	247,642
Retained earnings	190,690	177,456
Accumulated other comprehensive loss	(982)	(2,400)
Less: Treasury stock at cost, 125,756 and 488,385 shares, respectively	(1,771)	(6,881)
Total stockholders’ equity	436,008	416,194
Total liabilities and stockholders' equity	$531,940	$571,818
The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
Net sales	$135,208	$125,140	$261,587	$231,259
Cost and expenses:
Cost of sales (excluding depreciation and amortization)	108,649	95,730	204,838	179,025
Selling, general and administrative	20,393	28,202	42,895	52,026
Depreciation and amortization	8,494	9,812	17,038	17,842
Asset impairment charges	500	—	505	—
Operating loss	(2,828)	(8,604)	(3,689)	(17,634)
Non-operating income (expense):
Interest expense	(143)	(174)	(284)	(294)
Other, net	(22)	9	74	(82)
Loss from continuing operations before income taxes	(2,993)	(8,769)	(3,899)	(18,010)
Income tax benefit	963	1,906	658	5,977
Loss from continuing operations	(2,030)	(6,863)	(3,241)	(12,033)
Income (loss) from discontinued operations, net of tax of $13,481, $(283), $11,902 and $(2,010), respectively	22,161	(485)	19,472	(3,433)
Net income (loss)	$20,131	$(7,348)	$16,231	$(15,466)

Basic earnings (loss) per common share:
Loss per share from continuing operations	$(0.05)	$(0.19)	$(0.09)	$(0.33)
Earnings (loss) per share from discontinued operations	0.59	(0.01)	0.53	(0.09)
Earnings (loss) per share, basic	$0.54	$(0.20)	$0.44	$(0.42)

Diluted earnings (loss) per common share:
Loss per share from continuing operations	$(0.05)	$(0.19)	$(0.09)	$(0.33)
Earnings (loss) per share from discontinued operations	0.58	(0.01)	0.52	(0.09)
Earnings (loss) per share, diluted	$0.53	$(0.20)	$0.43	$(0.42)

Weighted-average common shares outstanding:
Basic	37,217	36,850	37,108	36,830
Diluted	37,838	36,850	37,726	36,830

Cash dividends per share	$0.04	$0.04	$0.08	$0.08

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2014	2013	2014	2013
	(In thousands)
Net income (loss)	$20,131	$(7,348)	$16,231	$(15,466)
Other comprehensive income (loss):
Foreign currency translation adjustments gain (loss) (pretax)	1,227	(1,227)	1,282	(326)
Foreign currency translation adjustments tax benefit	—	148	14	273
Change in pension from net unamortized gain adjustment (pretax)	—	—	122	—
Other comprehensive income (loss), net of tax	1,227	(1,079)	1,418	(53)
Comprehensive income (loss)	$21,358	$(8,427)	$17,649	$(15,519)

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Six Months Ended
	April 30,
	2014	2013
	(In thousands)
Operating activities:
Net income (loss)	$16,231	$(15,466)
Adjustments to reconcile net income (loss) to cash used for operating activities:
Depreciation and amortization	20,078	21,196
Stock-based compensation	1,944	3,408
Deferred income tax provision (benefit)	8,128	(8,740)
Excess tax benefit from share-based compensation	(639)	(171)
Asset impairment charges	1,007	—
Gain on sale of discontinued operations	(39,645)	—
Other, net	1,427	778
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
(Increase) decrease in accounts receivable	3,964	(6,380)
Increase in inventory	(22,834)	(6,267)
(Increase) decrease in other current assets	(583)	1,046
Increase (decrease) in accounts payable	10,127	(4,236)
Decrease in accrued liabilities	(6,234)	(7,468)
Increase in income taxes payable	1,667	1,766
Increase (decrease) in deferred pension and postretirement benefits	297	(1,475)
Increase (decrease) in other long-term liabilities	(3,539)	1,066
Other, net	(2,419)	160
Cash used for operating activities	(11,023)	(20,783)
Investing activities:
Proceeds from sale of discontinued operations	110,000	—
Acquisitions, net of cash acquired	(5,161)	(22,096)
Capital expenditures	(18,597)	(24,983)
Proceeds from property insurance claim	1,400	—
Proceeds from disposition of capital assets	304	22
Cash provided by (used in) investing activities	87,946	(47,057)
Financing activities:
Borrowings under credit facility	—	14,500
Repayments of credit facility borrowings	—	(4,500)
Repayments of other long-term debt	(144)	(142)
Common stock dividends paid	(2,989)	(2,964)
Issuance of common stock	2,882	694
Excess tax benefit from share-based compensation	639	171
Debt issuance costs	—	(1,163)
Other	35	—
Cash provided by financing activities	423	6,596

Effect of exchange rate changes on cash and cash equivalents	(96)	(383)

Increase (decrease) in cash and cash equivalents	77,250	(61,627)
Cash and cash equivalents at beginning of period	49,734	71,255
Cash and cash equivalents at end of period	$126,984	$9,628
The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

Six Months Ended April 30, 2014	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	(In thousands, no per share amounts shown except in verbiage)
Balance at October 31, 2013	$377	$247,642	$177,456	$(2,400)	$(6,881)	$416,194
Net income	—	—	16,231	—	—	16,231
Foreign currency translation adjustment (tax benefit of $14)	—	—	—	1,296	—	1,296
Change in pension from net unamortized gain				122		122
Common dividends ($0.08 per share)	—	—	(2,989)	—	—	(2,989)
Stock-based compensation activity:
Expense related to stock-based compensation	—	1,944	—	—	—	1,944
Stock options exercised	—	(1,095)	—	—	3,977	2,882
Tax benefit from share-based compensation	—	499	—	—	—	499
Restricted stock awards granted	—	(1,133)	—	—	1,133	—
Other	(1)	(162)	(8)	—	—	(171)
Balance at April 30, 2014	$376	$247,695	$190,690	$(982)	$(1,771)	$436,008

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations and Basis of Presentation
Quanex Building Products Corporation is a leading component supplier of engineered products such as (1) energy efficient window components that include flexible insulating glass spacers, (2) extruded vinyl profiles, (3) window and door screens, (4) solar panel sealants and (5) precision-formed metal and wood products for original equipment manufacturers (OEMs). Quanex Building Products Corporation serves a primary customer base in North America and also serves customers in international markets through operating plants in the United Kingdom and Germany, as well as through sales and marketing efforts in other countries.
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
Discontinued Operations
Prior to April 1, 2014, we had two reportable business segments: (1) Engineered Products and (2) Aluminum Sheet Products. On April 1, 2014, we sold our interest in a limited liability company which held the assets of the Nichols Aluminum business (Nichols), the sole operating segment included in our Aluminum Sheet Products reportable segment, to Aleris International, Inc., a privately held, Delaware corporation which provides aluminum rolled products and extrusions, aluminum recycling and specification aluminum alloy production. We received proceeds of $110.0 million, subject to a working capital adjustment, resulting in a preliminary gain on the transaction of $24.6 million, net of related taxes of $15.1 million. We entered into a transition services agreement to provide certain administrative services to Nichols through May 31, 2014, including information technology support, benefit administration and payroll services.
Nichols represented a significant portion of our assets and operations. We accounted for this sale as a discontinued operation. We revised our financial statements and reclassified the assets and liabilities of Nichols as discontinued operations as of October 31, 2013, and removed the results of operations of Nichols from net income (loss) from continuing operations, and presented separately as income (loss) from discontinued operations, net of taxes, for each of the accompanying condensed consolidated statements of income (loss).
We have included cash held by Nichols as a component of current assets of discontinued operations for the accompanying condensed consolidated balance sheet at October 31, 2013, rather than including this amount as cash and cash equivalents of the consolidated entity at October 31, 2013. For cash flow statement presentation, the sources and uses of cash for Nichols are presented as operating, investing and financing cash flows, as applicable, combined with such cash flows for continuing operations, as permitted by U.S. GAAP.
We have historically purchased approximately $12.0 million of rolled aluminum product from Nichols annually. We expect to continue to purchase aluminum from Nichols in the normal course of business. We considered whether these aluminum purchases and the services anticipated under the transition services agreement constituted significant continuing involvement with Nichols. Since these purchases are in the normal course of business and the services provided are for a relatively short period and are customary for similar transactions, we determined that this involvement was not deemed significant and does not preclude accounting for the transaction as a discontinued operation. Our purchases of aluminum product from Nichols for the three- and

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

six-month periods ended April 30, 2014 and 2013 were $3.3 million and $6.8 million, respectively, and $2.4 million and $7.4 million, respectively.
As of April 30, 2014, we recorded a receivable from Aleris International, Inc. of $3.6 million, of which $0.3 million represented a service fee pursuant to the transition services agreement, and $3.3 million represented reimbursable costs, primarily payroll funding. In addition, we recorded accrued liabilities of $4.2 million related to the transaction, a portion of which related to a property casualty claim resulting from a fire in November 2013, and an estimate of liability pursuant to the working capital adjustment expected to be settled during the third quarter of 2014.
In November 2013, Nichols experienced a fire at its Decatur, Alabama facility, which damaged a cold mill used to roll aluminum sheet to a desired thickness. The loss was insured, subject to a $0.5 million deductible. We capitalized $6.5 million to rebuild the asset, which was returned to service as of March 31, 2014. We incurred cost of $2.3 million associated with this loss, including an impairment of $0.5 million to retire the asset, moving costs, outside service costs, clean-up and the deductible. To date, we have received insurance proceeds of $1.4 million. We expect to receive total proceeds of approximately $8.1 million, resulting in an expected gain on involuntary conversion of $5.7 million. We have recorded a receivable of $0.9 million as of April 30, 2014, equal to the loss incurred to date (difference between the expense incurred of $2.3 million and the proceeds received of $1.4 million), as we believe it is probable and estimable that we will receive proceeds at least equal to our loss incurred. We estimate the remaining gain on involuntary conversion at $4.8 million. We expect to recognize this gain during the third quarter of 2014, when and to the extent that insurance proceeds are received, which will result in an increase in income from discontinued operations, net of tax.
The following table presents the assets and liabilities of Nichols as of October 31, 2013:

October 31, 2013

Current assets:
Cash and cash equivalents	$2
Accounts receivable, net	39,374
Inventories, net	16,637
Income taxes receivable	2,314
Deferred income taxes	4,123
Prepaid and other current assets	1,701
Current assets of discontinued operations	$64,151
Non-current assets:
Property, plant and equipment, net	$50,398
Deferred income taxes	6,413
Other assets	8,472
Non-current assets of discontinued operations	$65,283
Current liabilities:
Accounts payable	$39,367
Accrued liabilities	9,975
Current maturities of long-term debt	22
Current liabilities of discontinued operations	$49,364
Non-current liabilities:
Long-term debt	$51
Deferred pension and postretirement benefits	233
Non-current environmental reserves	9,255
Non-current liabilities of discontinued operations	$9,539

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the operating results for Nichols for the three-and six-month periods ended April 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
Net sales	$63,306	$109,691	$142,797	$194,294
Operating loss	(4,931)	(768)	(9,182)	(5,425)
Loss before income taxes, before gain on sale	(4,003)	(768)	(8,271)	(5,443)
Income tax benefit, before gain on sale	1,584	283	3,163	2,010
Gain on sale, net of tax of $15,065, $0, $15,065 and $0, respectively	24,580	—	24,580	—
Net income (loss)	$22,161	$(485)	$19,472	$(3,433)
Basic earnings (loss) per common share	$0.59	$(0.01)	$0.53	$(0.09)
Diluted earnings (loss) per common share	$0.58	$(0.01)	$0.52	$(0.09)
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
We used recognized valuation techniques to determine the fair value of the assets and liabilities, including the income approach for customer relationships, with a discount rate that reflects the risk of the expected future cash flows. The gain on bargain purchase of approximately $0.1 million is included in "Other, net" on our condensed consolidated statement of income (loss) for the six months ended April 30, 2014.
Pro forma results of operations were not presented because this acquisition was not deemed to be material to our results of operations for the six months ended April 30, 2014.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

We used recognized valuation techniques to determine the fair value of the assets and liabilities, including the income approach for customer relationships, with a discount rate that reflects the risk of the expected future cash flows. The goodwill balance is deductible for tax purposes. We believe that this acquisition expanded our product portfolio and geographic distribution capabilities particularly in the vinyl window segment in the screen market.
The Alumco acquisition was not deemed material to our results of operations for the six months ended April 30, 2013. Therefore, we have not presented pro forma results of operations.
3. Inventories
Inventories consisted of the following at April 30, 2014 and October 31, 2013:

	April 30, 2014	October 31, 2013
	(In thousands)
Raw materials	$31,653	$26,201
Finished goods and work in process	27,446	19,767
Supplies and other	999	751
Total	60,098	46,719
Less: Inventory reserves	5,112	5,040
Inventories, net	$54,986	$41,679
Fixed costs related to excess manufacturing capacity, if any, have been expensed in the period they were incurred and, therefore, are not capitalized into inventory.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our inventories at April 30, 2014 and October 31, 2013 were valued using the following costing methods:

	April 30, 2014	October 31, 2013
	(In thousands)
LIFO	$4,316	$2,090
FIFO	50,670	39,589
Total	$54,986	$41,679
During interim periods, we estimate a LIFO reserve based on our expectations of year-end inventory levels and costs. If our calculations indicate that an adjustment at year-end will be required, we record a proportionate share of this amount during the period. At year-end, we calculate the actual LIFO reserve and record an adjustment for the difference between the annual calculation and any estimates recognized during the interim periods.  Because the interim projections are subject to many factors beyond our control, the results could differ significantly from the year-end LIFO calculation. We recorded no interim LIFO allocation for the three- and six-month periods ended April 30, 2014 and 2013.
For inventories valued under the LIFO method, replacement cost exceeded the LIFO value by approximately $1.5 million as of April 30, 2014 and October 31, 2013.
4. Goodwill and Intangible Assets
Goodwill
The change in the carrying amount of goodwill for the six months ended April 30, 2014 was as follows:

Six Months Ended
April 30, 2014
(In thousands)
Beginning balance as of November 1, 2013	$71,866
Foreign currency translation adjustment	545
Balance as of the end of the period	$72,411
Identifiable Intangible Assets
Amortizable intangible assets consisted of the following as of April 30, 2014 and October 31, 2013:

	April 30, 2014		October 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Customer relationships	$53,351	$17,747	$52,793	$15,630
Trademarks and trade names	44,910	19,033	44,576	17,498
Patents and other technology	25,460	12,345	25,390	11,319
Other	1,392	882	1,392	742
Total	$125,113	$50,007	$124,151	$45,189

Included in intangible assets as of April 30, 2014 were customer relationships of $0.3 million associated with the Greenville acquisition. These assets have estimated useful lives of 5 years. See Note 2, "Acquisitions", included herewith.
For the three- and six-month periods ended April 30, 2014 and 2013, we had aggregate amortization expense of $2.3 million and $4.6 million, respectively, and $2.2 million and $4.4 million, respectively.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Estimated remaining amortization expense, assuming current intangible balances and no new acquisitions, for each of the fiscal years ending October 31, was as follows (in thousands):

Estimated Amortization Expense
2014 (remaining six months)	$4,560
2015	9,003
2016	8,732
2017	8,626
2018	8,371
Thereafter	35,814
Total	$75,106
5. Debt and Capital Lease Obligations
Debt consisted of the following at April 30, 2014 and October 31, 2013:

	April 30, 2014	October 31, 2013
	(In thousands)
Revolving Credit Facility	$—	$—
City of Richmond, Kentucky Industrial Building Revenue Bonds	600	700
Capital lease obligations	171	163
Total debt	771	863
Less: Current maturities of long-term debt	178	162
Long-term debt	$593	$701
On January 28, 2013, we entered into a Senior Unsecured Revolving Credit Facility (the Credit Facility) that has a five-year term and permits aggregate borrowings at any time of up to $150 million, with a letter of credit sub-facility, a swing line sub-facility and a multi-currency sub-facility. Borrowings denominated in U.S. dollars bear interest at a spread above the London Interbank Borrowing Rate (LIBOR) or a base rate derived from the prime rate. Foreign denominated borrowings would bear interest at a spread above the LIBOR applicable to such currencies. Subject to customary conditions, we may request that the aggregate commitments under the Credit Facility be increased by up to $100 million, with total commitments not to exceed $250 million. The Credit Facility replaced our previous senior unsecured revolving credit facility (the Retired Facility) that was scheduled to expire on April 23, 2013.
The Credit Facility requires us to comply with certain financial covenants, the terms of which are defined therein. Specifically, we must not permit, on a quarterly basis, our ratio of consolidated EBITDA to consolidated interest expense as defined (Minimum Interest Coverage Ratio), to fall below 3.00:1 or our ratio of consolidated funded debt to consolidated EBITDA, as defined (Maximum Consolidated Leverage Ratio), to exceed 3.25:1. The Maximum Consolidated Leverage Ratio is the ratio of consolidated EBITDA to consolidated interest expense, in each case for the previous four consecutive fiscal quarters. EBITDA is defined by the indenture to include pro forma EBITDA of acquisitions and to exclude certain items such as goodwill and intangible asset impairments and certain other non-cash charges and non-recurring items. Subject to our compliance with the covenant requirements, the amount available under the Credit Facility is a function of: (1) our trailing twelve-month EBITDA; (2) the Minimum Interest Coverage Ratio and Maximum Consolidated Leverage Ratio allowed under the Credit Facility; and (3) the aggregate amount of our outstanding debt and letters of credit. As of April 30, 2014, we were in compliance with the financial covenants set forth in the Credit Facility.
As of April 30, 2014, the amount available to us for use under the Credit Facility was limited to $143.0 million and we had outstanding letters of credit of $6.2 million. For the six-month period ended April 30, 2014, we did not borrow any amounts under the Credit Facility, and thus had no outstanding borrowings at April 30, 2014. Our current borrowing rate under the Credit Facility was 3.25% and 1.20% for the swing-line sub facility and the revolver, respectively, at April 30, 2014. As of October 31, 2013, the amount available to us for use under the Credit Facility was limited to $139.0 million and we had outstanding letters of credit of $6.2 million. Our borrowing rate under the Credit Facility was 3.25% and 1.20% for the swing-line sub facility and the revolver, respectively, at October 31, 2013.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
6. Retirement Plans
Pension Plan
Our non-contributory, single employer defined benefit pension plan covers substantially all non-union employees. The net periodic pension cost for this plan for the three- and six-month periods ended April 30, 2014 and 2013 was as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2014	2013	2014	2013
	(In thousands)
Service cost	$737	$1,003	$1,657	$1,910
Interest cost	269	200	532	394
Expected return on plan assets	(438)	(335)	(861)	(700)
Amortization of net loss	—	122	—	184
Net periodic benefit cost	$568	$990	$1,328	$1,788
In February 2014, we contributed $1.1 million to fund our plan and currently expect to make additional contributions in September 2014.
Other Plans
We also have a supplemental benefit plan covering certain executive officers and a non-qualified deferred compensation plan covering members of the Board of Directors and certain key employees. As of April 30, 2014 and October 31, 2013, our liability under the supplemental benefit plan was approximately $1.8 million and $3.6 million, respectively, and under the deferred compensation plan was approximately $3.6 million and $6.7 million, respectively. In February 2014, we paid $1.7 million to our former Chairman, President and Chief Executive Officer, Mr. David Petratis pursuant to our supplemental employee retirement plan, and in January 2014, we distributed $3.3 million to Mr. Petratis, which represented his vested balances under our deferred compensation plan.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

A reconciliation of the activity related to our accrued warranty, including both the current and long-term portions (reported in accrued liabilities and other liabilities, respectively, on the accompanying condensed consolidated balance sheet) follows:

Six Months Ended
April 30, 2014
(In thousands)
Beginning balance as of November 1, 2013	$3,684
Provision for warranty expense	490
Change in accrual for pre-existing warranties	(3,071)
Warranty costs paid	(251)
Total accrued warranty as of the end of the period	852
Less: Current portion of accrued warranty	398
Long-term portion of accrued warranty	$454
8. Income Taxes
To determine our income tax expense for interim periods, consistent with accounting standards, we apply the estimated annual effective income tax rate to year-to-date results. The rate is based on the annualized forecast of pretax income, permanent book versus tax differences and estimated tax credits. Our estimated annual effective tax rates from continuing operations for the six months ended April 30, 2014 and 2013, were a benefit of 16.9% and 33.2%, respectively. The decrease in the 2014 benefit effective rate is attributable to the change in the tax status of our facility in the United Kingdom (UK). On November 1, 2013, the assets of our UK branch were contributed to a newly formed wholly-owned UK subsidiary. This change resulted in a U.S. taxable charge and was booked as a discrete item in the first quarter. We intend to indefinitely reinvest any future undistributed earnings of the new subsidiary.
We evaluate the likelihood of realization of our deferred tax assets by considering both positive and negative evidence. We believe there is no need for a valuation allowance of the federal net operating losses. However, if we record three years of cumulative losses, after adjusting for non-recurring items, we may be required to increase our valuation allowance to the full extent of our net deferred tax assets of $35.3 million. We will continue to evaluate our position throughout the year. We maintain a valuation allowance for certain state net operating losses which totaled $2.5 million at April 30, 2014.
Our unrecognized tax benefit (UTB) is related to the 2008 spin-off of Quanex from its former parent and certain state tax items regarding the interpretation of tax laws and regulations. The total UTB as of April 30, 2014 is $13.3 million. Of this, $5.5 million is recorded as a liability for uncertain tax positions and $7.8 million is recorded in non-current deferred income taxes. The UTB includes $12.5 million for which the recognition of such items would not affect the annual effective tax rate.
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
Our federal income tax returns for the tax years ended October 31, 2011 and 2012 are currently under examination by the Internal Revenue Service.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
We are currently not subject to any remediation activities. Prior to April 1, 2014, we had remediation activities associated with one of our subsidiaries, Nichols Aluminum-Alabama, LLC, a component business unit of Nichols. As discussed in Note 1, "Nature of Operations and Basis of Presentation - Discontinued Operations", on April 1, 2014, we sold Nichols and the liabilities associated with this on-going remediation effort were assumed by Aleris International, Inc.
Litigation
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
The nature of our business activities requires the management of various financial and market risks, including those related to changes in foreign currency exchange rates and aluminum scrap prices. We have historically used foreign currency forwards and options, and aluminum swap contracts to mitigate or eliminate certain of those risks at our subsidiaries. We use foreign currency contracts to offset fluctuations in the value of accounts receivable and payable balances that are denominated in currencies other than the U.S. dollar, including the Euro, British Pound and Canadian Dollar. Historically, we have entered into swap contracts to minimize our exposure to aluminum commodity prices. Through the use of swap contracts, we attempt to protect ourselves from the effects of changing prices of aluminum on our cost of sales. To the extent that the raw material costs factored into the firm price sales commitments are matched with firm price raw material purchase commitments, changes in aluminum prices should have no effect. Currently, we do not enter into derivative transactions for speculative or trading purposes. We are exposed to credit loss in the event of nonperformance by the counterparties to our derivative transactions. We attempt to mitigate this risk by monitoring the creditworthiness of our counterparties and limiting our exposure to individual counterparties. In addition, we have established master netting agreements in certain cases to facilitate the settlement of gains and losses on specific derivative contracts.
We have not designated any of our derivative contracts as hedges for accounting purposes in accordance with the provisions under the Accounting Standards Codification topic 815 "Derivatives and Hedging" (ASC 815). Therefore, changes in the fair value of these contracts and the realized gains and losses are recorded in the condensed consolidated statements of income (loss) for the three- and six-month periods ended April 30, 2014 and 2013 as follows (in thousands):

		Three Months Ended		Six Months Ended
		April 30,		April 30,
Location of Gain or (Loss):		2014	2013	2014	2013
Other, net	Foreign currency derivatives	$(208)	$326	$(94)	$(382)
Cost of sales	Aluminum derivatives	$—	$(236)	$—	$(244)
We have chosen not to offset any of our derivative instruments in accordance with the provisions of ASC 815. Therefore, the assets and liabilities are presented on a gross basis on our accompanying condensed consolidated balance sheets.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The fair values of our outstanding derivative contracts as of April 30, 2014 and October 31, 2013 were as follows (in thousands):

	April 30, 2014	October 31, 2013
Prepaid and other current assets:
Foreign currency derivatives	$—	$164
Accrued liabilities:
Foreign currency derivatives	19	39
Aluminum derivatives	$—	$64
The following table summarizes the notional amounts and fair value of outstanding derivative contracts at April 30, 2014 and October 31, 2013 (in thousands):

		Notional as indicated		Fair Value in $
		April 30, 2014	October 31, 2013	April 30, 2014	October 31, 2013
Foreign currency derivatives:
Sell EUR, buy USD	EUR	4,136	7,258	$(15)	$150
Sell CAD, buy USD	CAD	344	615	(3)	(2)
Sell GBP, Buy USD	GBP	100	—	(1)	—
Buy EUR, sell GBP	EUR	43	967	—	(12)
Buy GBP, sell USD	GBP	—	2,435	—	(25)
Sell EUR, buy GBP	EUR	—	880	—	14
Aluminum derivatives	LBS	—	187	$—	$(64)
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

•	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the assets and liabilities measured on a recurring basis based on the fair value hierarchy (in thousands):

	April 30, 2014				October 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Short-term investments	$69,972	$—	$—	$69,972	$42,639	$—	$—	$42,639
Foreign currency derivatives	—	—	—	—	—	164	—	164
Total assets	$69,972	$—	$—	$69,972	$42,639	$164	$—	$42,803

Liabilities
Aluminum derivatives	$—	$—	$—	$—	$—	$(64)	$—	$(64)
Foreign currency derivatives	—	(19)	—	(19)	—	(39)	—	(39)
Total liabilities	$—	$(19)	$—	$(19)	$—	$(103)	$—	$(103)
We held short-term investments (with an original maturity of three months or less) in commercial paper at April 30, 2014. As of October 31, 2013, we had short-term investments in money market funds. We have included these investments as cash and cash equivalents in the accompanying condensed consolidated balance sheets. These investments are measured at fair value based on active market quotations and are therefore classified as Level 1. All of our derivative contracts are valued using quoted market prices from brokers or exchanges and are classified within Level 2 of the fair value hierarchy.
As of April 30, 2014 and October 31, 2013, we had approximately $2.9 million and $3.7 million, respectively, of certain property, plant and equipment that was recorded at fair value on a non-recurring basis and classified as Level 3. The fair value was based on broker opinions. The decrease in value of $0.8 million from October 31, 2013 to April 30, 2014 was due to an asset sale of $0.3 million and an asset impairment charge of $0.5 million associated with a facility in Barbourville, Kentucky.
Carrying amounts reported on the balance sheet for cash, cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. Our outstanding debt was variable rate debt that re-prices frequently, thereby limiting our exposure to significant change in interest rate risk. As a result, the fair value of our debt instruments approximates carrying value at April 30, 2014 and October 31, 2013 (Level 3 measurement).
12. Stock-Based Compensation
We have established and maintain an Omnibus Incentive Plan (2008 Plan) that provides for the granting of restricted stock awards, stock options, restricted stock units, performance share awards and other stock-based and cash-based awards. The 2008 Plan is administered by the Compensation and Management Development Committee of the Board of Directors.
The aggregate number of shares of common stock originally authorized for grant under the 2008 Plan was 2,900,000. At our annual shareholder meeting held in February 2011, the shareholders approved an amendment which increased the aggregate number of shares available for grant by 2,400,000 shares; and at our annual shareholder meeting held in February 2014, the shareholders approved an amendment which increased the aggregate number of shares available for grant under the 2008 Plan by an additional 2,350,000 shares.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of non-vested restricted stock awards activity during the six months ended April 30, 2014 is presented below:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value per Share
Non-vested at October 31, 2013	183,400	$17.46
Granted	80,400	17.63
Cancelled	(3,900)	21.11
Vested	(30,700)	17.45
Non-vested at April 30, 2014	229,200	$17.46
The total weighted average grant-date fair value of restricted stock awards that vested during the six-month periods ended April 30, 2014 and 2013 was $0.5 million and $1.1 million, respectively. As of April 30, 2014, total unrecognized compensation cost related to unamortized restricted stock awards was $2.6 million. We expect to recognize this expense over the remaining weighted average period of 2.2 years.
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
The following table provides a summary of assumptions used to estimate the fair value of our stock options issued during the six-month periods ended April 30, 2014 and 2013.

	Six Months Ended
	April 30,
	2014	2013
Weighted-average expected volatility	55.7%	54.0%
Weighted-average expected term (in years)	5.9	5.0
Risk-free interest rate	1.8%	0.6%
Expected dividend yield over expected term	1.0%	1.0%
Weighted average grant date fair value	$8.52	$8.99
The following table summarizes our stock option activity for the six months ended April 30, 2014:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000s)
Outstanding at October 31, 2013	2,875,276	$15.64
Granted	157,300	17.64
Exercised	(282,229)	10.21
Forfeited/Expired	(121,313)	18.15
Outstanding at April 30, 2014	2,629,034	$16.23	6.6	$7,832
Vested or expected to vest at April 30, 2014	2,587,069	$16.18	6.6	$7,786
Exercisable at April 30, 2014	1,919,186	$15.54	5.8	$6,767
Intrinsic value is the amount by which the market price of the common stock on the date of exercise exceeds the exercise price of the stock option. The total intrinsic value of stock options exercised during the six months ended April 30, 2014 and 2013, was $2.6 million and $0.4 million, respectively. The total fair value of stock options vested during the six months ended April 30,

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2014 and 2013, was $3.0 million and $2.7 million, respectively. As of April 30, 2014, total unrecognized compensation cost related to stock options was $3.1 million. We expect to recognize this expense over the remaining weighted average period of 2.0 years.
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
The following table summarizes non-vested restricted stock unit activity during the six months ended April 30, 2014:

	Restricted Stock Units	Weighted Average Grant Date Fair Value per Share
Non-vested at October 31, 2013	101,000	$15.62
Granted	5,700	17.63
Vested	(23,200)	18.05
Non-vested at April 30, 2014	83,500	$15.08
Cash used to settle restricted stock units during the six-month period ended April 30, 2014 was $0.5 million.
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
In conjunction with the annual grant in December 2013, we awarded 155,800 performance shares, of which 0% to 200% of these shares may ultimately vest, depending on the achievement of the performance conditions. For the period from the date of grant through April 30, 2014, we have recorded $0.5 million of compensation expense related to these performance share awards.
Performance share awards are not considered outstanding shares and do not have voting rights, although dividends are accrued over the performance period and will be payable in cash based upon the number of performance shares ultimately earned.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Treasury Shares
Shares are generally issued from treasury stock at the time of grant of restricted stock awards and exercise of stock options. On the subsequent issuance of treasury shares, we record proceeds in excess of cost as an increase in additional paid in capital.
The following table summarizes the treasury stock activity during the six months ended April 30, 2014:

Six Months Ended
April 30, 2014
Beginning balance as of November 1, 2013	488,385
Restricted stock awards granted	(80,400)
Stock options exercised	(282,229)
Balance at end of period	125,756
13. Other Income (Expense)
Other income (expense) included under the caption "Other, net" on the accompanying condensed consolidated statements of income (loss), consisted of the following for the three- and six-month periods ended April 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2014	2013	2014	2013
	(In thousands)
Foreign currency transaction gains (losses)	$170	$(331)	$66	$331
Foreign currency derivative gains (losses)	(208)	326	(94)	(382)
Interest income	16	14	22	34
Other	—	—	80	(65)
Other income (expense)	$(22)	$9	$74	$(82)
14. Segment Information
We have four operating segments which we aggregate into one reportable segment, in accordance with ASC Topic 280-10-50, “Segment Reporting” (ASC 280). This aggregation is based on factors including, but not limited to: (1) similar nature of products serving the building products industry, specifically the fenestration business; (2) similar production processes, although there are some differences in the amount of automation amongst operating plants; (3) similar types or classes of customers, namely the primary original equipment manufacturers (OEMs) in the window and door industry; (4) similar distribution methods for product delivery, although the extent of the use of third-party distributors will vary amongst the businesses; (5) similar regulatory environment; and (6) converging long-term economic similarities. The primary market drivers of our business are residential remodeling and replacement activity (R&R) and new home construction.
Prior to April 1, 2014, we presented two reportable operating segments: (1) Engineered Products and (2) Aluminum Sheet Products. In addition, we recorded LIFO inventory adjustments, corporate office charges and inter-segment eliminations as Corporate & Other. On April 1, 2014, we sold Nichols, the sole operating segment included in our Aluminum Sheet Products reportable segment. To account for Nichols as a discontinued operation, we reclassified certain costs from Corporate & Other to Nichols, including a portion of the LIFO reserve and incurred but not reported workers compensation accruals, to properly reflect these direct expenses as a component of the disposal group.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table reconciles our segment presentation as previously reported in our Quarterly Report on Form 10-Q for the quarter ended April 30, 2013, to the current presentation.

Three Months Ended April 30, 2013	As Previously Reported	Discontinued Operations	Reclassification	Current Presentation
Net Sales
Engineered Products	$125,158	$—	$(18)	$125,140
Aluminum Sheet Products	109,691	(109,691)	—	—
Inter-segment Eliminations	(2,391)	2,373	18	—
Consolidated	$232,458	$(107,318)	$—	$125,140

Operating Income (Loss):
Engineered Products	$5,908	$—	$(14,512)	$(8,604)
Aluminum Sheet Products	(468)	468	—	—
Corporate & Other	(14,813)	301	14,512	—
Consolidated	$(9,373)	$769	$—	$(8,604)

Six Months Ended April 30, 2013	As Previously Reported	Discontinued Operations	Reclassification	Current Presentation
Net Sales
Engineered Products	$231,277	$—	$(18)	$231,259
Aluminum Sheet Products	194,294	(194,294)	—	—
Inter-segment Eliminations	(7,400)	7,382	18	—
Consolidated	$418,171	$(186,912)	$—	$231,259

Operating Income (Loss):
Engineered Products	$8,741	$—	$(26,375)	$(17,634)
Aluminum Sheet Products	(4,698)	4,698	—	—
Corporate & Other	(27,101)	726	26,375	—
Consolidated	$(23,058)	$5,424	$—	$(17,634)
15. Earnings Per Share
We compute basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common and potential common shares include the weighted average of additional shares associated with the incremental effect of dilutive employee stock options, non-vested restricted stock as determined using the treasury stock method prescribed by U.S. GAAP and contingent shares associated with performance share awards, if dilutive.
Basic and diluted earnings per share for the three- and six-month periods ended April 30, 2014, were calculated as follows (in thousands, except per share data):

	Three Months Ended April 30, 2014
	Net Income	Weighted Average Shares	Per Share
Basic earnings per common share	$20,131	37,217	$0.54
Effect of dilutive securities:
Stock options	—	513
Restricted stock awards	—	108
Diluted earnings per common share	$20,131	37,838	$0.53

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Six Months Ended April 30, 2014
	Net Income	Weighted Average Shares	Per Share
Basic earnings per common share	$16,231	37,108	$0.44
Effect of dilutive securities:
Stock options	—	522
Restricted stock awards	—	96
Diluted earnings per common share	$16,231	37,726	$0.43
Basic and diluted loss per share was $0.20 and $0.42 for the three- and six-month periods ended April 30, 2013, respectively. The computation of diluted earnings per share excludes outstanding stock options and other common stock equivalents when their inclusion would be anti-dilutive. This is always the case when an entity incurs a net loss, as we did for the three- and six-month periods ended April 30, 2013. During these periods, 389,440 and 491,260 of common stock equivalents, respectively, and 87,174 and 97,636 shares of restricted stock, respectively, were excluded from the computation of diluted earnings per share.
For the three- and six-month period ended April 30, 2014 and 2013, there were no potentially dilutive contingent shares related to performance share awards.
For the three- and six-month periods ended April 30, 2014 and 2013, we had 920,662 and 971,284 securities, respectively, and 1,232,748 and 706,574 securities, respectively, that were potentially dilutive in future earnings per share calculations. Such dilution will be dependent on the excess of the market price of our stock over the exercise price and other components of the treasury stock method.
16. New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers.”  This guidance prescribes a methodology to determine when revenue is recognizable and constitutes a principles-based approach to revenue recognition based on the consideration to which the entity expects to be entitled in exchange for goods or services.  In addition, this guidance requires additional disclosure in the notes to the financial statements with regard to the methodology applied.  This pronouncement becomes effective for annual reporting periods beginning after December 15, 2016, and will essentially supersede and replace existing revenue recognition rules in U.S. GAAP, including industry-specific guidance.  We expect to adopt this pronouncement in fiscal 2018, and we are currently evaluating the impact on our consolidated financial statements.
In April 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This new guidance clarifies the definition of a discontinued operation as a disposal of a component of any entity, or a group of such components, which represent a strategic shift that has or will have a major effect on an entity’s operations and financial results.  This guidance should result in fewer applications of discontinued operations accounting treatment.  However, if such accounting treatment is required, the guidance requires additional footnote disclosures with regard to the major classes of line items constituting pretax profit or loss of the discontinued operation, a reconciliation of the major classes of assets and liabilities of the discontinued operation, and additional disclosure with regard to cash flows of the discontinued operation.  This guidance becomes effective for fiscal years beginning on or after December 15, 2014.  We expect to adopt this guidance during fiscal 2016, and we are currently evaluating the impact on our consolidated financial statements.
In July 2013, the FASB issued Accounting Standards Update (ASU) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which provides guidance related to the presentation of current and deferred income taxes on the balance sheet. In general, an entity must present an unrecognized tax benefit related to a net operating loss carryforward, similar tax loss or tax credit carryforward, as a reduction of a deferred tax asset, except in prescribed circumstances through which liability presentation would be appropriate. This guidance becomes effective for fiscal years beginning after December 15, 2013. We expect to adopt this guidance during fiscal 2015 with no material impact on our consolidated financial statements.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
17. Subsequent Events
On May 22, 2014, we sold a facility in Barbourville, Kentucky, which had been held for sale since 2012, and was written down to fair market value of $0.5 million at April 30, 2014. We received sales proceeds of $0.4 million and realized a loss of $0.1 million in the third quarter.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes as of April 30, 2014, and for the three- and six-month periods ended April 30, 2014 and 2013, included elsewhere herein. For additional information pertaining to our business, including risk factors which should be considered before investing in our common stock, refer to our Annual Report on Form 10-K for the fiscal year ended October 31, 2013.
Our Business
We are a leading component supplier of engineered products in the residential building products markets. We manufacture (1) energy efficient window components that include flexible insulating glass spacers, (2) extruded vinyl profiles, (3) window and door screens, (4) solar panel sealants and (5) precision-formed metal and wood products for original equipment manufacturers (OEMs) in residential window and door industry. We use low-cost production processes and engineering expertise to provide our customers with specialized products for their specific window and door applications. We believe these capabilities provide us with unique competitive advantages. We serve a primary customer base in North America, and also serve customers in international markets through our operating plants in the United Kingdom and Germany, as well as through sales and marketing efforts in other countries.
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
We have four operating segments which we aggregate into one reportable business segment.
On April 1, 2014, we sold our interest in a limited liability company which held the net assets of our Nichols Aluminum business (Nichols), the sole operating segment included in our Aluminum Sheet Products reportable segment, to Aleris International, Inc. (Aleris), a privately held, Delaware corporation which provides aluminum rolled products and extrusions, aluminum recycling and specification aluminum alloy production. We received proceeds of $110.0 million, subject to a working capital adjustment, resulting in a gain on the transaction of $24.6 million, net of related taxes of $15.1 million. We entered into a transition services agreement (TSA) to provide certain administrative services to Nichols for the period from April 1, 2014 through May 31, 2014. These services include certain information technology support, employee benefit administration and payroll services. In addition, we expect to continue to purchase aluminum product from Nichols, which has historically totaled approximately $12.0 million annually. Our purchases of aluminum product from Nichols for the three- and six-month periods ended April 30, 2014 and 2013 were $3.3 million and $6.8 million, respectively, and $2.4 million and $7.4 million, respectively.
In November 2013, Nichols experienced a fire at its Decatur, Alabama facility, which damaged a cold mill used to press aluminum sheeting to a desired thickness. The loss was insured, subject to a $0.5 million deductible. We capitalized $6.5 million to rebuild the asset, which was returned to service as of March 31, 2014. We incurred an additional $2.3 million associated with this loss, including an impairment of $0.5 million to retire the asset, moving costs, outside service costs, clean-up and the deductible. To date, we have received insurance proceeds of $1.4 million. We expect to receive total proceeds of approximately $8.1 million, resulting in an expected gain on involuntary conversion of $5.7 million. We have recorded a receivable of $0.9 million as of April 30, 2014, equal to the loss incurred to date (difference between the expense incurred of $2.3 million and the proceeds received of $1.4 million), as we believe it is probable and estimable that we will receive proceeds at least equal to our loss incurred. We estimate the remaining gain on involuntary conversion at $4.8 million. We expect to recognize this gain during the third quarter of 2014, when and to the extent that insurance proceeds are received, which will result in an increase in income from discontinued operations, net of tax.
Recent Transactions and Events
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
Our former Chairman, President and Chief Executive Officer, Mr. David Petratis, retired from his position effective July 8, 2013. Mr. Petratis participated in a number of our stock-based and deferred compensation plans. In January 2014, we paid approximately $3.3 million to Mr. Petratis, which represented his vested balances under our deferred compensation plan, and, in February 2014, we paid $1.7 million to Mr. Petratis pursuant to our supplemental employee retirement plan.
In December 2012, we acquired substantially all of the assets of Alumco Inc. and its subsidiaries (Alumco) for $22.1 million which included a working capital adjustment received of $0.4 million, and subject to an earn-out provision for which we determined the criteria would not be met as of October 31, 2013. The purchase of Alumco allowed us to expand the scope of our fenestration business to include screens for vinyl windows and door manufacturers, and to expand our geographic reach throughout the United States. We believe this acquisition allowed us to build upon our national and regional original equipment manufacturer (OEM) customer base and to enhance our distribution capabilities. We recorded goodwill of $2.8 million in conjunction with this transaction.
Market Overview and Outlook
We believe the primary drivers of our operating results are residential remodeling and replacement (R&R) activity and new home construction. We believe that housing starts and window shipments are indicators of activity levels in the home building industry, and we use this data, as published by or derived from third-party sources, to evaluate the market.
The following trends were identified at October 31, 2013 and have continued through the second quarter of 2014.
Housing starts and window shipments in the United States have increased in recent years and continued to increase through the second quarter of 2014. The National Association of Homebuilders (NAHB) has forecasted calendar-year housing starts to increase from 0.9 million units in 2013 to 1.1 million units in 2014 and 1.5 million units in 2015. Ducker Worldwide, a consulting and research firm, indicated that window shipments in the R&R market are expected to increase from 26.3 million units in 2013 to 27.4 million units in 2014 and 28.7 million units in 2015, and new construction window shipments are forecasted to increase at a higher pace. Derived from reports published by Ducker Worldwide, the overall growth in window shipments for the trailing twelve-month period ended March 31, 2014 was 7.4%. During this period, growth in R&R activity increased 3.7% and growth in new construction increased 13.3%. Growth in new construction continues to outpace the growth in R&R, with a greater portion of the new construction associated with multi-family homes. The current growth trend in single-family home construction is toward large tract builders, with a smaller portion of this construction associated with smaller custom builders.
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
The housing recovery continues to improve in the United States, but there remain challenges to growth prospects of the fenestration market that we serve including the Canadian market.
The fenestration business is impacted by seasonality. Activity levels generally increase during the summer months, which favorably impacts our operating results for the second half of our fiscal year.

Results of Operations
Three Months Ended April 30, 2014 Compared to Three Months Ended April 30, 2013

	Three Months Ended April 30,
	2014	2013	Change $	Change %
	(Dollars in millions)
Net sales	$135.2	$125.1	$10.1	8%
Cost of sales (excluding depreciation and amortization)	108.6	95.7	12.9	13%
Selling, general and administrative	20.4	28.2	(7.8)	(28)%
Depreciation and amortization	8.5	9.8	(1.3)	(13)%
Asset impairment charges	0.5	—	0.5	100%
Operating loss	$(2.8)	$(8.6)	$5.8	(67)%
Interest expense	(0.2)	(0.2)	—	—%
Other, net	—	—	—	—%
Income tax benefit	1.0	1.9	(0.9)	(47)%
Loss from continuing operations	$(2.0)	$(6.9)	$4.9	(71)%
Income (loss) from discontinued operations, net of taxes	$22.1	$(0.5)	$22.6	(4,520)%
Net income (loss)	$20.1	$(7.4)	$27.5	(372)%
Net Sales. Net sales increased $10.1 million, or 8%, for the three months ended April 30, 2014 compared to the same period in 2013, due primarily to: (1) an increase in demand for our core insulating glass spacer in the United States and a year-over-year improvement in our European sales, partially due to higher capacity at our German plant where we added a third operating line in late 2013; (2) higher sales of vinyl window and door profiles, due in part to the contribution of the Greenville acquisition in December 2013 and certain resin surcharges which were implemented in January 2014 following price increases from our suppliers, partially offset by pricing pressure, concessions to OEMs and an inability to fully recoup the majority of the resin cost increase due to contract limitations; (3) higher-than-expected sales for our engineered components products to date in 2014 driven in part by an increase in activity levels for certain national OEMs, higher demand for fireplace screens and certain price increases related to wood components and flooring; and (4) a slight increase in contribution from our screen products on a year-over-year basis. We expect demand for our warm-edge spacers to remain high in Europe, and to improve, as new vapor barrier technology is adopted by our European customers in response to new regulatory standards. Overall, the current trend in the United States is toward new construction of multi-family homes which generally contain lower-cost, less energy-efficient windows. Window shipments, derived from data provided by Ducker Worldwide for the year-over-year calendar quarters ended March 31, 2014 and 2013, reflects an overall growth rate of 2.1%, compared to a growth rate of 4.7% for our year-over-year fiscal quarters ended April 30, 2014 and 2013, excluding the Alumco acquisition and certain foreign operations. This improvement relative to the broader market is consistent with the improvement noted during our first quarter of 2014, and is to some extent attributable to our sales mix and breadth of fenestration component offerings.
Cost of Sales. The increase in cost of sales of $12.9 million, or 13%, for the three months ended April 30, 2014 compared to the same period in 2013 was consistent with an increase in net sales as discussed above, however, margins were negatively impacted by a series of price increases for resin, a critical supply of our vinyl products, which we were unable to recoup from some customers through surcharges due to contractual limitations. In addition, we experienced some labor inefficiencies, higher insurance and employee benefit costs, significant repair and maintenance costs, and higher freight costs. These increases in cost were partially offset by favorable material price variances for our insulating glass spacers.
Selling, General and Administrative. The decrease in our selling, general and administrative expenses of $7.8 million, or 28%, for the three months ended April 30, 2014 compared to the same period in 2013 was due primarily to the cessation of our ERP implementation in August 2013, which contributed expense of $3.7 million during the three months ended April 30, 2013; a decrease in information technology costs attributable to support of the ERP system which had contributed to higher cost in fiscal 2013; reduced headcount primarily due to attrition, with some selective restructuring efforts to better align our cost structure; and a decrease in stock-based compensation and compensation associated with long-term incentive arrangements tied to the performance of our common stock. These cost reductions were partially offset by higher incentive accruals based on earnings and higher insurance costs.
Depreciation and Amortization. Depreciation and amortization expense decreased $1.3 million, or 13%, for the three months ended April 30, 2014 compared to the same period in 2013 primarily due to the cessation of the ERP implementation in August

2013 and the related accelerated depreciation write-off. For the three months ended April 30, 2013, we incurred $1.6 million of depreciation expense associated with the implementation compared to $0.8 million for the respective period in 2014 (attributable to the remaining assets which are currently in service). The remainder of the decrease in depreciation expense relates to the run-off of depreciation and intangible asset amortization associated with the Alumco acquisition in December 2012 (incremental increase in 2013 compared to 2014), partially offset by the incremental effect of depreciation and amortization expense associated with fixed and intangible assets which were placed into service during the trailing twelve months ended April 30, 2014.
Asset Impairment Charges. We recorded an impairment loss of $0.5 million in April 2014 associated with a facility in Barbourville, Kentucky. This facility was subsequently sold in May 2014, resulting in an insignificant realized loss on the sale.
Interest Expense. Interest expense was consistent for the three-month periods ended April 30, 2014 and 2013.
Other, Net. Other, net expense for the three months ended April 30, 2014 was insignificant and was primarily related to realized gains and losses of foreign currency exchange transactions.
Income Taxes. Our estimated annual effective tax rates for the three months ended April 30, 2014 and 2013 were 32.2% and 21.7%, respectively. The difference in the effective rates is primarily due to the effect of permanent book-to-tax differences.
Income (Loss) from Discontinued Operations, Net of Tax. We recorded a gain on the sale of Nichols of $24.6 million, net of tax of $15.1 million during the three months ended April 30, 2014. Excluding this gain, the loss from discontinued operations would have been a loss of $2.4 million compared to a loss of $0.5 million for the three months ended April 30, 2013. The loss in 2014 is due primarily to the effect of aluminum commodity prices, which resulted in lower throughput and lower volume.
Six Months Ended April 30, 2014 Compared to Six Months Ended April 30, 2013

	Six Months Ended April 30,
	2014	2013	Change $	Change %
	(Dollars in millions)
Net sales	$261.6	$231.3	$30.3	13%
Cost of sales (excluding depreciation and amortization)	204.8	179.0	25.8	14%
Selling, general and administrative	43.0	52.1	(9.1)	(17)%
Depreciation and amortization	17.0	17.8	(0.8)	(4)%
Asset impairment charges	0.5	—	0.5	100%
Operating loss	$(3.7)	$(17.6)	$13.9	(79)%
Interest expense	(0.3)	(0.3)	—	—%
Other, net	0.1	(0.1)	0.2	(200)%
Income tax benefit	0.7	6.0	(5.3)	(88)%
Loss from continuing operations	$(3.2)	$(12.0)	$8.8	(73)%
Income (loss) from discontinued operations, net of taxes	$19.4	$(3.5)	$22.9	(654)%
Net income (loss)	$16.2	$(15.5)	$31.7	(205)%
Net Sales. Net sales increased $30.3 million, or 13%, for the six months ended April 30, 2014 compared to the same period in 2013, due primarily to: (1) the Alumco acquisition on December 31, 2012 which contributed $9.5 million of incremental revenue for the six months ended April 30, 2014; (2) an increase in demand for our core insulating glass spacer in the United States, as well as a $4.6 million year-over-year improvement in our European operations, partially due to higher capacity at our German plant where we added a third operating line in late 2013, and favorable results for the U.K. operations; (3) higher sales of vinyl window and door profiles, due in part to the contribution of the Greenville acquisition in December 2013 and certain resin surcharges which were implemented in January 2014 following price increases from our suppliers, partially offset by pricing pressure, concessions to OEMs, an inability to fully recoup the majority of the resin cost increase due to contract limitations and an increase in sales returns and allowances; and (4) higher-than-expected sales for our engineered components products to date in 2014 driven in part by an increase in activity levels for certain national OEMs, higher demand for fireplace screens and certain price increases related to wood components and flooring. We expect demand for our warm-edge spacers to remain high in Europe, and to improve, as new vapor barrier technology is adopted by our European customers in response to new regulatory standards. Improvement in the housing market in the United States is trending toward new construction of multi-family homes which generally contain lower-cost, less energy-efficient windows. Window shipments, derived from data provided by Ducker Worldwide for the year-over-year six-month periods ended March 31, 2014 and 2013, reflects an overall growth rate of 4.4% compared to a growth rate of 8.1% for our year-over-year results during the same period, excluding the Alumco acquisition and certain foreign operations.
Cost of Sales. The increase in cost of sales of $25.8 million, or 14%, for the six months ended April 30, 2014 compared to the same period in 2013 was consistent with an increase in net sales of 13%. Margins were unfavorably impacted by a series of price increases for resin, a critical supply of our vinyl products, for which we were unable to recoup from some customers through surcharges due to contractual limitations. In addition, we experienced some labor inefficiencies, higher insurance and employee benefit costs, significant repair and maintenance costs, and higher freight costs. These increases in cost were partially offset by favorable material price variances for our insulating glass spacers, as well as a $2.8 million benefit associated with the reversal of a warranty accrual which was settled in December 2013.
Selling, General and Administrative. The decrease in our selling, general and administrative expenses of $9.1 million, or 17%, for the six months ended April 30, 2014 compared to the same period in 2013 was due primarily to the cessation of our ERP implementation in August 2013, which contributed expense of $5.3 million during the six months ended April 30, 2013; a decrease in information technology costs attributable to support of the ERP system which had unfavorably impacted 2013 results; reduced headcount primarily due to attrition, with some selective restructuring efforts to better align our cost structure; a $1.0 million decrease in transaction fees (primarily associated with the Alumco acquisition in 2013) and a decrease in stock-based compensation and compensation associated with long-term incentive arrangements tied to the performance of our common stock. These cost reductions were partially offset by higher incentive accruals based on earnings and higher insurance costs.
Depreciation and Amortization. Depreciation and amortization expense decreased $0.8 million, or 4%, for the six months ended April 30, 2014 compared to the same period in 2013 primarily due to the cessation of the ERP implementation in August 2013 and the related accelerated depreciation write-off. For the six months ended April 30, 2013, we incurred $2.0 million of depreciation expense associated with the assets placed in service in conjunction with the implementation compared to $1.5 million for the same period in 2014 (attributable to the remaining assets which are currently in service). In addition, we incurred higher depreciation and amortization expense in 2013 associated with the Alumco acquisition, as the assets acquired had a relatively short useful life, along with the normal run-off of fixed assets and intangible assets which have become fully depreciated during these periods. These decreases in expense were partially offset by depreciation and amortization associated with new fixed assets and intangibles placed in service during the trailing twelve months ended April 30, 2014, including assets acquired as part of the Greenville transaction.
Asset Impairment Charges. We recorded an impairment loss of $0.5 million in April 2014 associated with a facility in Barbourville, Kentucky. This facility was subsequently sold in May 2014, resulting in an insignificant realized loss on the sale.
Interest Expense. Interest expense of $0.3 million was consistent for the six-month periods ended April 30, 2014 and 2013.
Other, Net. Other, net expense for the six-month period ended April 30, 2014 was relatively insignificant and was primarily related to realized gains and losses of foreign currency exchange transactions.
Income Taxes. Our estimated annual effective tax rates for the six months ended April 30, 2014 and 2013 were 16.9% and 33.2%, respectively. The difference in the effective rates is primarily due to the effect of a discrete charge incurred in January 2014 associated with the incorporation of our U.K. branch as a subsidiary. Excluding this discrete item, the effective rate for the six months ended April 30, 2014 would have approximated 34%.
Income (Loss) from Discontinued Operations, Net of Tax. We recorded a gain on the sale of Nichols of $24.6 million, net of tax of $15.1 million as of April 1, 2014. Excluding this gain, the loss from discontinued operations would have been a loss of $5.1 million for the six months ended April 30, 2014 compared to a loss of $3.4 million for the six months ended April 30, 2013. The loss in 2014 is due primarily to the effect of aluminum commodity prices, which resulted in lower throughput and lower volume.
Liquidity and Capital Resources
Our principal sources of funds are cash on hand, cash flow from operations, and borrowings under our $150 million Senior Unsecured Revolving Credit Facility (the Credit Facility).  As of April 30, 2014, we had $127.0 million of cash and cash equivalents, $143.0 million of availability under the Credit Facility and outstanding debt of $0.8 million, of which no amounts were outstanding under our Credit Facility.
Cash and cash equivalents increased by $77.3 million during the six months ended April 30, 2014 due primarily to the sale of Nichols which provided $110.0 million, partially offset by funds used for the Greenville acquisition, capital investments in our manufacturing facilities, dividends paid and on-going operational activities.

The following table summarizes our cash flow results for the six months ended April 30, 2014 and 2013:

	Six Months Ended
	April 30,
	2014	2013
	(In millions)
Cash flows used for operating activities	$(11.0)	$(20.8)
Cash flows provided by (used in) investing activities	$87.9	$(47.1)
Cash flows provided by financing activities	$0.4	$6.6
Operating Activities
Cash used for operating activities for the six-month period ended April 30, 2014 decreased by $9.8 million compared to the six-month period ended April 30, 2013. The increase in our sales revenue and the timing of receivable collections contributed to higher gross cash inflows this year, partially offset by an increase in inventory associated with the seasonal build. Working capital was $185.3 million, $114.4 million and $87.2 million as of April 30, 2014, October 31, 2013 and April 30, 2013, respectively.
Investing Activities
Cash provided by investing activities for the six months ended April 30, 2014 was $87.9 million compared to cash flow used for investing activities of $47.1 million for the six months ended April 30, 2013, a change of $135.0 million. The primary driver of this increase was proceeds of $110.0 million from the sale of Nichols, an incremental decrease in cash used for acquisitions of $16.9 million and an incremental decrease in cash used for capital expenditures of $6.4 million.
Financing Activities
Cash provided by financing activities was $0.4 million for the six-month period ended April 30, 2014, of which, $2.9 million represented proceeds from the issuance of common stock associated with exercises of employee stock options and $0.6 million associated with stock option-related tax benefits, partially offset by $3.0 million used to pay dividends.
Our strategy for deploying cash is to invest in organic growth opportunities, develop our infrastructure and make strategic acquisitions. Other uses of cash include paying cash dividends to our shareholders and opportunistically repurchasing our common stock. Any excess cash and cash equivalents are invested in commercial paper with terms of three months or less. Prior to April 2014, we invested in overnight money market funds. The funds were diversified by security type across Treasuries, Government Agencies and Prime Corporate. These funds were all AAA-rated, approved by the National Association of Insurance Commissioners and compliant with Rule 2A-7 of the Investment Company Act of 1940. Our investments are diversified across multiple institutions that we believe are financially sound. We intend to remain in commercial paper, highly rated money market funds, financial institutions and treasuries following a prudent investment philosophy. From time to time, to prepare for potential disruption in the money markets, we may temporarily move funds into operating bank accounts of highly-rated financial institutions to meet on-going operational liquidity requirements. We did not experience any material losses on our cash and marketable securities investments during the six-month periods ended April 30, 2014 and 2013. We maintain cash balances in foreign countries which total $5.8 million as of April 30, 2014. We consider these funds to be permanently reinvested in these countries.
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

The Credit Facility requires us to comply with certain financial covenants, the terms of which are defined therein. Specifically, we must not permit, on a quarterly basis, our ratio of consolidated EBITDA to consolidated interest expense as defined (Minimum Interest Coverage Ratio), to fall below 3.00:1 or our ratio of consolidated funded debt to consolidated EBITDA, as defined (Maximum Consolidated Leverage Ratio), to exceed 3.25:1. The Maximum Consolidated Leverage Ratio is the ratio of consolidated EBITDA to consolidated interest expense, in each case for the previous four consecutive fiscal quarters. EBITDA is defined by the indenture to include pro forma EBITDA of acquisitions and to exclude certain items such as goodwill and intangible asset impairments and certain other non-cash charges and non-recurring items. Subject to our compliance with the covenant requirements, the amount available under the Credit Facility is a function of: (1) our trailing twelve month EBITDA; (2) the Minimum Interest Coverage Ratio and Maximum Consolidated Leverage Ratio allowed under the Credit Facility; and (3) the aggregate amount of our outstanding debt and letters of credit. As of April 30, 2014, we were in compliance with the financial covenants set forth in the Credit Facility, as indicated in the table below:

	Required		Actual
Minimum Interest Coverage Ratio	No less than	3.00:1	89.50:1
Maximum Consolidated Leverage Ratio	No greater than	3.25:1	0.12:1
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
We believe that we have sufficient funds and adequate financial resources available to meet our anticipated liquidity needs. We also believe our cash balances and cash flow from operations will be sufficient in the next twelve months and foreseeable future to finance our anticipated working capital requirements, capital expenditures, debt service requirements, and dividends.
As of April 30, 2014, the amount available to us for use under the Credit Facility was limited to $143.0 million and we had outstanding letters of credit of $6.2 million. For the six-month period ended April 30, 2014, we did not borrow any amount under the Credit Facility, and thus had no outstanding borrowings at April 30, 2014. Our current borrowing rate under the Credit Facility was 3.25% and 1.20% for the swing-line sub facility and the revolver, respectively, at April 30, 2014.
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
For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended October 31, 2013. Our critical accounting policies and estimates have not changed materially during the six months ended April 30, 2014, except, with regard to our critical accounting policy associated with income taxes, see additional disclosures in our Quarterly Report on Form 10-Q for the quarter ended January 31, 2014.

New Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that we adopt as of the specified effective date. Unless otherwise discussed, we believe the impact of any other recently issued standards that are not yet effective are either not applicable to us at this time or will not have material impact on our consolidated financial statements upon adoption. See Note 16, "New Accounting Pronouncements", contained elsewhere herein.
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
Interest Rate Risk
Our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Interest rate changes would result in gains or losses in the market value of our debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Based upon the balances of the variable rate debt at April 30, 2014, a hypothetical 1.0% increase or decrease in interest rates would have the effect of causing a $0.01 million additional pre-tax charge or credit to our statement of income (loss).
Foreign Currency Rate Risk
Our international operations have exposure to foreign currency rate risks, primarily due to fluctuations in the Euro, the British Pound and the Canadian dollar. From time to time, we enter into foreign exchange contracts associated with our operations to manage a portion of the foreign currency rate risk.
The notional and fair market values of these positions at April 30, 2014 and October 31, 2013, were as follows:

		Notional as indicated		Fair Value in $
		April 30, 2014	October 31, 2013	April 30, 2014	October 31, 2013
Foreign currency derivatives:		(In thousands)
Sell EUR, buy USD	EUR	4,136	7,258	$(15)	$150
Sell CAD, buy USD	CAD	344	615	(3)	(2)
Sell GBP, Buy USD	GBP	100	—	(1)	—
Buy EUR, sell GBP	EUR	43	967	—	(12)
Buy GBP, sell USD	GBP	—	2,435	—	(25)
Sell EUR, buy GBP	EUR	—	880	$—	$14
At April 30, 2014 and October 31, 2013, we held foreign currency derivative contracts hedging cross-border intercompany and commercial activity for our insulating glass business. Although these derivatives hedge our exposure to fluctuations in foreign currency rates, we do not apply hedge accounting and therefore, the change in the fair value of these foreign currency derivatives is recorded directly to other income and expense in the accompanying consolidated statements of income (loss). To the extent the gain or loss on the derivative instrument offsets the gain or loss from the remeasurement of the underlying foreign currency balance, changes in exchange rates should have no effect. See Note 10, "Derivative Instruments", contained elsewhere herein.

Commodity Price Risk
Historically, we have entered into swap contracts to minimize our exposure to aluminum commodity prices. Through the use of swap contracts, we attempt to protect ourselves from the effects of changing prices of aluminum on our cost of sales. To the extent that the raw material costs factored into the firm price sales commitments are matched with firm price raw material purchase commitments, changes in aluminum prices should have no effect.
The following table indicates the notional volume as well as the fair value of the open swap contracts as of October 31, 2013.

	Notional in LBS		Fair Value in $
	April 30, 2014	October 31, 2013	April 30, 2014	October 31, 2013
Aluminum derivatives:	(In thousands)
Aluminum swap contracts	—	187	$—	$(64)
While we consider derivative contracts to provide an economic hedge against changes in aluminum prices, the derivatives were not designated as hedges in accordance with ASC 815 for accounting purposes. As such, any mark-to-market net gain or loss was recorded in cost of sales, with the offsetting asset or liability reflected on the balance sheet. See Note 10, "Derivative Instruments", contained elsewhere herein.

We purchase polyvinyl resin (PVC) as the significant raw material consumed in the manufacture of vinyl extrusions. We have a monthly resin adjuster in place with a majority of our customers and resin supplier that is adjusted based upon published industry resin prices for the prior month. This adjuster effectively shares the base pass-through price changes of PVC with our customers commensurate with the market at large. Our long-term exposure to changes in PVC prices is thus reduced due to the contractual component of the resin adjuster program; however, there is a level of exposure to short-term volatility due to a one month lag and not all of our customer contracts contain such cost adjusters. From time to time, we may lock in customer pricing for less than one year which results in us becoming exposed to fluctuations in resin pricing.
We maintain an oil-based materials surcharge on one of our major product lines. The surcharge is intended to offset the rising cost of products which are highly correlated to the price of oil, including butyl and other oil-based raw materials. The surcharge is in place with the majority of our customers who purchase these products and is adjusted monthly based upon the 90 day average published price for Brent crude. The oil-based raw materials purchased by us are subject to similar pricing schemes. Therefore, our long-term exposure to changes in oil-based raw material prices is significantly reduced under this surcharge program.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (1934 Act) as of April 30, 2014. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2014, the disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no changes in internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On May 27, 2010, our Board of Directors approved a stock repurchase program that authorized the repurchase of 1,000,000 shares of our common stock. On August 25, 2011, our Board of Directors authorized an additional 1,000,000 shares under this repurchase program. The program does not have a dollar limit or an expiration date. There were no repurchases of shares during the six months ended April 30, 2014. As of April 30, 2014, there were 905,663 authorized shares remaining available for purchase pursuant to the program.

Item 6. Exhibits
The exhibits required to be furnished pursuant to Item 6 are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANEX BUILDING PRODUCTS CORPORATION

Date:	June 5, 2014	/s/ Brent L. Korb
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

†10.2
Form of Stock Option Agreement for Employees under the Quanex Building Products Corporation 2008 Omnibus Incentive Plan, as amended, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on April 29, 2014, and incorporated herein by reference.

†10.3
Form of Stock Option Agreement for Section 16 Officers under the Quanex Building Products Corporation 2008 Omnibus Incentive Plan, as amended, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on April 29, 2014, and incorporated herein by reference.

†10.4
Form of Stock Option Agreement for Key Leaders under the Quanex Building Products Corporation 2008 Omnibus Incentive Plan, as amended, filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on April 29, 2014, and incorporated herein by reference.

†10.5
Form of Stock Option Agreement for Non-Employee Directors under the Quanex Building Products Corporation 2008 Omnibus Incentive Plan, as amended, filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on April 29, 2014, and incorporated herein by reference.

†10.6
Form of Restricted Stock Award Agreement for Employees under the Quanex Building Products Corporation 2008 Omnibus Incentive Plan, as amended, filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on April 29, 2014, and incorporated herein by reference.

†10.7
Form of Restricted Stock Award Agreement for Section 16 Officers under the Quanex Building Products Corporation 2008 Omnibus Incentive Plan, as amended, filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on April 29, 2014, and incorporated herein by reference.

†10.8
Form of Restricted Stock Award Agreement for Key Leaders under the Quanex Building Products Corporation 2008 Omnibus Incentive Plan, as amended, filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on April 29, 2014, and incorporated herein by reference.

†10.9
Form of Restricted Stock Award Agreement for Non-Employee Directors under the Quanex Building Products Corporation 2008 Omnibus Incentive Plan, as amended, filed as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on April 29, 2014, and incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number                Description of Exhibits

†10.10
Form of Restricted Stock Unit Award Agreement for Employees under the Quanex Building Products Corporation 2008 Omnibus Incentive Plan, as amended, filed as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on April 29, 2014, and incorporated herein by reference.

†10.11
Form of Restricted Stock Unit Award Agreement for Section 16 Officers under the Quanex Building Products Corporation 2008 Omnibus Incentive Plan, as amended, filed as Exhibit 10.10 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on April 29, 2014, and incorporated herein by reference.

†10.12
Form of Restricted Stock Unit Award Agreement for Key Leaders under the Quanex Building Products Corporation 2008 Omnibus Incentive Plan, as amended, filed as Exhibit 10.11 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on April 29, 2014, and incorporated herein by reference.

†10.13
Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the Quanex Building Products Corporation 2008 Omnibus Incentive Plan, as amended, filed as Exhibit 10.12 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on April 29, 2014, and incorporated herein by reference.

†10.14
Form of Performance Share Award Agreement for Employees under the Quanex Building Products Corporation 2008 Omnibus Incentive Plan, as amended, filed as Exhibit 10.13 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on April 29, 2014, and incorporated herein by reference.

†10.15
Form of Performance Share Award Agreement for Section 16 Officers under the Quanex Building Products Corporation 2008 Omnibus Incentive Plan, as amended, filed as Exhibit 10.14 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on April 29, 2014, and incorporated herein by reference.

†10.16
Form of Performance Share Award Agreement for Key Leaders under the Quanex Building Products Corporation 2008 Omnibus Incentive Plan, as amended, filed as Exhibit 10.15 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on April 29, 2014, and incorporated herein by reference.

†10.17
Form of Performance Share Award Agreement for Non-Employee Directors under the Quanex Building Products Corporation 2008 Omnibus Incentive Plan, as amended, filed as Exhibit 10.16 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on April 29, 2014, and incorporated herein by reference.

†10.18
Form of Performance Unit Award Agreement for Employees under the Quanex Building Products Corporation 2008 Omnibus Incentive Plan, as amended, filed as Exhibit 10.17 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on April 29, 2014, and incorporated herein by reference.

†10.19
Form of Performance Unit Award Agreement for Section 16 Officers under the Quanex Building Products Corporation 2008 Omnibus Incentive Plan, as amended, filed as Exhibit 10.18 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on April 29, 2014, and incorporated herein by reference.

†10.20
Form of Performance Unit Award Agreement for Key Leaders under the Quanex Building Products Corporation 2008 Omnibus Incentive Plan, as amended, filed as Exhibit 10.19 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on April 29, 2014, and incorporated herein by reference.

†10.21
Form of Performance Unit Award Agreement for Non-Employee Directors under the Quanex Building Products Corporation 2008 Omnibus Incentive Plan, as amended, filed as Exhibit 10.20 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on April 29, 2014, and incorporated herein by reference.

†10.22
Form of Stock Appreciation Right Agreement for Employees under the Quanex Building Products Corporation 2008 Omnibus Incentive Plan, as amended, filed as Exhibit 10.21 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on April 29, 2014, and incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number                Description of Exhibits

†10.23
Form of Stock Appreciation Right Agreement for Section 16 Officers under the Quanex Building Products Corporation 2008 Omnibus Incentive Plan, as amended, filed as Exhibit 10.22 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on April 29, 2014, and incorporated herein by reference.

†10.24
Form of Stock Appreciation Right Agreement for Key Leaders under the Quanex Building Products Corporation 2008 Omnibus Incentive Plan, as amended, filed as Exhibit 10.23 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on April 29, 2014, and incorporated herein by reference.

†10.25
Form of Stock Appreciation Right Agreement for Non-Employee Directors under the Quanex Building Products Corporation 2008 Omnibus Incentive Plan, as amended, filed as Exhibit 10.24 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on April 29, 2014, and incorporated herein by reference.

†10.26
Form of Other Stock Based Award Agreement under the Quanex Building Products Corporation 2008 Omnibus Incentive Plan, as amended, filed as Exhibit 10.25 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on April 29, 2014, and incorporated herein by reference.

†10.27
Form of Annual Incentive Award Agreement under the Quanex Building Products Corporation 2008 Omnibus Incentive Plan, as amended, filed as Exhibit 10.26 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on April 29, 2014, and incorporated herein by reference.

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