Form 10-Q
period 2014-07-31
Quanex Building Products CORP
filed 2014-09-09
CIK 1423221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________
FORM 10-Q
 ________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2014
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 3, 2014
Common Stock, par value $0.01 per share	37,535,558

QUANEX BUILDING PRODUCTS CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 31, 2014	October 31, 2013
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$134,230	$49,734
Accounts receivable, net of allowance for doubtful accounts of $892 and $481	55,973	59,460
Inventories, net (Note 3)	55,283	41,679
Deferred income taxes (Note 8)	11,332	16,348
Prepaid and other current assets	5,975	4,912
Current assets of discontinued operations (Note 1)	—	64,151
Total current assets	262,793	236,284
Property, plant and equipment, net of accumulated depreciation of $202,046 and $185,269	112,088	106,821
Deferred income taxes (Note 8)	14,037	7,030
Goodwill (Note 4)	71,823	71,866
Intangible assets, net (Note 4)	72,437	78,962
Other assets	5,072	5,572
Non-current assets of discontinued operations (Note 1)	—	65,283
Total assets	$538,250	$571,818
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$45,482	$37,533
Accrued liabilities	25,462	34,810
Income taxes payable (Note 8)	1,542	—
Current maturities of long-term debt (Note 5)	203	162
Current liabilities of discontinued operations (Note 1)	—	49,364
Total current liabilities	72,689	121,869
Long-term debt (Note 5)	615	701
Deferred pension and postretirement benefits (Note 6)	4,599	3,479
Liability for uncertain tax positions (Note 8)	4,587	5,396
Other liabilities	11,400	14,640
Non-current liabilities of discontinued operations (Note 1)	—	9,539
Total liabilities	93,890	155,624
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, no par value, shares authorized 1,000,000; issued and outstanding - none	—	—
Common stock, $0.01 par value, shares authorized 125,000,000; issued 37,633,932 and 37,653,639, respectively	376	377
Additional paid-in-capital	248,491	247,642
Retained earnings	198,864	177,456
Accumulated other comprehensive loss	(1,956)	(2,400)
Less: Treasury stock at cost, 100,457 and 488,385 shares, respectively	(1,415)	(6,881)
Total stockholders’ equity	444,360	416,194
Total liabilities and stockholders' equity	$538,250	$571,818
The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
Net sales	$169,981	$156,765	$431,568	$388,024
Cost and expenses:
Cost of sales (excluding depreciation and amortization)	130,706	116,026	335,544	295,051
Selling, general and administrative	18,097	23,000	60,992	75,025
Depreciation and amortization	8,512	10,373	25,550	28,216
Asset impairment charges	—	—	505	—
Operating income (loss)	12,666	7,366	8,977	(10,268)
Non-operating income (expense):
Interest expense	(135)	(182)	(419)	(476)
Other, net	(8)	(45)	66	(127)
Income (loss) from continuing operations before income taxes	12,523	7,139	8,624	(10,871)
Income tax (expense) benefit	(3,956)	(2,013)	(3,298)	3,964
Income (loss) from continuing operations	8,567	5,126	5,326	(6,907)
Income (loss) from discontinued operations, net of tax of $(3), $(94), $11,899 and $(2,104), respectively	(520)	(157)	18,952	(3,590)
Net income (loss)	$8,047	$4,969	$24,278	$(10,497)

Basic earnings (loss) per common share:
From continuing operations	$0.23	$0.14	$0.14	$(0.19)
From discontinued operations	(0.01)	(0.01)	0.51	(0.09)
Earnings (loss) per share, basic	$0.22	$0.13	$0.65	$(0.28)

Diluted earnings (loss) per common share:
From continuing operations	$0.23	$0.14	$0.14	$(0.19)
From discontinued operations	(0.02)	(0.01)	0.50	(0.09)
Earnings (loss) per share, diluted	$0.21	$0.13	$0.64	$(0.28)

Weighted-average common shares outstanding:
Basic	37,296	36,856	37,171	36,838
Diluted	37,823	37,413	37,756	36,838

Cash dividends per share	$0.04	$0.04	$0.12	$0.12

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2014	2013	2014	2013
	(In thousands)
Net income (loss)	$8,047	$4,969	$24,278	$(10,497)
Other comprehensive income (loss):
Foreign currency translation adjustments gain (loss) (pretax)	(974)	(168)	308	(494)
Foreign currency translation adjustments tax benefit	—	150	14	423
Change in pension from net unamortized gain adjustment (pretax)	—	—	122	—
Other comprehensive income (loss), net of tax	(974)	(18)	444	(71)
Comprehensive income (loss)	$7,073	$4,951	$24,722	$(10,568)

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Nine Months Ended
	July 31,
	2014	2013
	(In thousands)
Operating activities:
Net income (loss)	$24,278	$(10,497)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	28,590	33,389
Stock-based compensation	2,835	3,856
Deferred income tax provision (benefit)	11,036	(6,862)
Excess tax benefit from share-based compensation	(643)	(172)
Asset impairment charges	1,007	—
Gain on sale of discontinued operations	(39,122)	—
Other, net	1,723	698
Changes in assets and liabilities, net of effects from acquisitions:
Decrease (increase) in accounts receivable	162	(9,642)
(Increase) decrease in inventory	(23,232)	3,095
(Increase) decrease in other current assets	(999)	241
Increase (decrease) in accounts payable	17,435	(2,990)
Decrease in accrued liabilities	(12,111)	(6,883)
Increase in income taxes payable	1,998	1,622
Increase (decrease) in deferred pension and postretirement benefits	1,008	(1,011)
(Decrease) increase in other long-term liabilities	(1,719)	1,229
Other, net	(2,492)	504
Cash provided by operating activities	9,754	6,577
Investing activities:
Net proceeds from sale of discontinued operations	107,431	—
Acquisitions, net of cash acquired	(5,161)	(22,096)
Capital expenditures	(29,026)	(34,517)
Proceeds from property insurance claim	1,400	—
Proceeds from disposition of capital assets	807	335
Cash provided by (used in) investing activities	75,451	(56,278)
Financing activities:
Borrowings under credit facility	—	23,500
Repayments of credit facility borrowings	—	(23,500)
Repayments of other long-term debt	(160)	(364)
Common stock dividends paid	(4,491)	(4,446)
Issuance of common stock	3,219	909
Excess tax benefit from share-based compensation	643	172
Debt issuance costs	—	(1,163)
Other	98	—
Cash used in financing activities	(691)	(4,892)

Effect of exchange rate changes on cash and cash equivalents	(18)	(589)

Increase (decrease) in cash and cash equivalents	84,496	(55,182)
Cash and cash equivalents at beginning of period	49,734	71,255
Cash and cash equivalents at end of period	$134,230	$16,073
The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

Nine Months Ended July 31, 2014	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	(In thousands, no per share amounts shown except in verbiage)
Balance at October 31, 2013	$377	$247,642	$177,456	$(2,400)	$(6,881)	$416,194
Net income	—	—	24,278	—	—	24,278
Foreign currency translation adjustment (tax benefit of $14)	—	—	—	322	—	322
Change in pension from net unamortized gain				122		122
Common dividends ($0.12 per share)	—	—	(4,491)	—	—	(4,491)
Stock-based compensation activity:
Expense related to stock-based compensation	—	2,835	—	—	—	2,835
Stock options exercised	—	(1,072)	—	—	4,291	3,219
Tax benefit from share-based compensation	—	424	—	—	—	424
Restricted stock awards granted	—	(1,175)	—	—	1,175	—
Recognition of unrecognized tax benefit (Note 8)	—	—	1,629	—	—	1,629
Other	(1)	(163)	(8)	—	—	(172)
Balance at July 31, 2014	$376	$248,491	$198,864	$(1,956)	$(1,415)	$444,360

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
Discontinued Operations
Prior to April 1, 2014, we had two reportable business segments: (1) Engineered Products and (2) Aluminum Sheet Products. On April 1, 2014, we sold our interest in a limited liability company which held the assets of the Nichols Aluminum business (Nichols), the sole operating segment included in our Aluminum Sheet Products reportable segment, to Aleris International, Inc. (Aleris), a privately held Delaware corporation which provides aluminum rolled products and extrusions, aluminum recycling and specification aluminum alloy production. We received net proceeds of $107.4 million, which includes a working capital adjustment of $2.6 million which we paid in June 2014, resulting in a gain on the transaction of $24.1 million, net of related taxes of $15.1 million. We may be required to reimburse Aleris for certain severance costs related to Nichols employee terminations in accordance with the purchase agreement. Through July 31, 2014, we have paid $0.4 million of such costs which has reduced the pre-tax gain on the sale. We entered into a transition services agreement whereby we provided certain administrative services to Nichols through May 31, 2014, including information technology support, benefit administration and payroll services.
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
We have historically purchased approximately $12.0 million of rolled aluminum product from Nichols annually. We expect to continue to purchase aluminum from Nichols in the normal course of business. We considered whether these aluminum purchases and the services anticipated under the transition services agreement constituted significant continuing involvement with Nichols. Since these purchases are in the normal course of business and the services provided were for a relatively short period and are

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

customary for similar transactions, we determined that this involvement was not deemed significant and does not preclude accounting for the transaction as a discontinued operation. Our purchases of aluminum product from Nichols for the three- and nine-month periods ended July 31, 2014 and 2013 were $4.5 million and $11.3 million, respectively, and $2.8 million and $10.2 million, respectively.
As of July 31, 2014, we recorded a receivable from Aleris of $0.3 million, which represented reimbursable costs, primarily associated with workers compensation and health insurance claims. We expect to continue to incur costs associated with these claims which will be reimbursable from Aleris.
In November 2013, Nichols experienced a fire at its Decatur, Alabama facility, which damaged a cold mill used to roll aluminum sheet to a desired thickness. The loss was insured, subject to a $0.5 million deductible. We capitalized $6.5 million to rebuild the asset, which was returned to service as of March 31, 2014. We incurred cost of $2.3 million associated with this loss, including an impairment of $0.5 million related to retirement of the asset, moving costs, outside service costs, clean-up and the deductible. To date, we have received insurance proceeds of $1.4 million. We expect to receive total insurance proceeds of approximately $8.1 million, resulting in an expected gain on involuntary conversion of $5.7 million. We have recorded a receivable of $0.9 million as of July 31, 2014, equal to the loss incurred to date (difference between the expense incurred of $2.3 million and the proceeds received of $1.4 million), as we believe it is probable and estimable that we will receive proceeds at least equal to our loss incurred. We estimate the remaining gain on involuntary conversion at $4.8 million. We expect to recognize this gain during the fourth quarter of 2014, when and to the extent that insurance proceeds are received, which will result in an increase in income from discontinued operations, net of tax.
The following table presents the assets and liabilities of Nichols as of October 31, 2013:

October 31, 2013

Current assets:
Cash and cash equivalents	$2
Accounts receivable, net	39,374
Inventories, net	16,637
Income taxes receivable	2,314
Deferred income taxes	4,123
Prepaid and other current assets	1,701
Current assets of discontinued operations	$64,151
Non-current assets:
Property, plant and equipment, net	$50,398
Deferred income taxes	6,413
Other assets	8,472
Non-current assets of discontinued operations	$65,283
Current liabilities:
Accounts payable	$39,367
Accrued liabilities	9,975
Current maturities of long-term debt	22
Current liabilities of discontinued operations	$49,364
Non-current liabilities:
Long-term debt	$51
Deferred pension and postretirement benefits	233
Non-current environmental reserves	9,255
Non-current liabilities of discontinued operations	$9,539

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the operating results for Nichols for the three-and nine-month periods ended July 31, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
Net sales	$—	$105,199	$142,797	$299,493
Operating loss	—	(248)	(9,182)	(5,673)
Loss before income taxes, before gain on sale	—	(251)	(8,271)	(5,694)
Income tax benefit, before gain on sale	—	94	3,163	2,104
Gain (loss) on sale, net of tax of $(3), $0, $15,062 and $0, respectively	(520)	—	24,060	—
Net (loss) income	$(520)	$(157)	$18,952	$(3,590)
Basic (loss) earnings per common share	$(0.01)	$(0.01)	$0.51	$(0.09)
Diluted (loss) earnings per common share	$(0.02)	$(0.01)	$0.50	$(0.09)
2. Acquisitions
On December 31, 2013, we acquired certain vinyl extrusion assets of Atrium Windows and Doors, Inc. (Atrium) at a facility in Greenville, Texas, for $5.2 million in cash (Greenville). We accounted for this transaction as a business combination resulting in an insignificant gain on the purchase. We entered into a supply agreement with Atrium related to the products produced at Greenville. We believe this acquisition expanded our vinyl extrusion capacity and positioned us with a platform from which to better serve our customers in the southern United States.
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
We used recognized valuation techniques to determine the fair value of the assets and liabilities, including the income approach for customer relationships, with a discount rate that reflects the risk of the expected future cash flows. The gain on bargain purchase of approximately $0.1 million is included in "Other, net" on our condensed consolidated statement of income (loss) for the nine months ended July 31, 2014.
Pro forma results of operations were not presented because this acquisition was not deemed to be material to our results of operations for the nine months ended July 31, 2014.

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
The Alumco acquisition was not deemed material to our results of operations for the nine months ended July 31, 2013. Therefore, we have not presented pro forma results of operations.
3. Inventories
Inventories consisted of the following at July 31, 2014 and October 31, 2013:

	July 31, 2014	October 31, 2013
	(In thousands)
Raw materials	$33,215	$26,201
Finished goods and work in process	26,788	19,767
Supplies and other	981	751
Total	60,984	46,719
Less: Inventory reserves	5,701	5,040
Inventories, net	$55,283	$41,679
Fixed costs related to excess manufacturing capacity, if any, have been expensed in the period they were incurred and, therefore, are not capitalized into inventory.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our inventories at July 31, 2014 and October 31, 2013 were valued using the following costing methods:

	July 31, 2014	October 31, 2013
	(In thousands)
LIFO	$4,537	$2,090
FIFO	50,746	39,589
Total	$55,283	$41,679
During interim periods, we estimate a LIFO reserve based on our expectations of year-end inventory levels and costs. If our calculations indicate that an adjustment at year-end will be required, we record a proportionate share of this amount during the period. At year-end, we calculate the actual LIFO reserve and record an adjustment for the difference between the annual calculation and any estimates recognized during the interim periods.  Because the interim projections are subject to many factors beyond our control, the results could differ significantly from the year-end LIFO calculation. We recorded no interim LIFO allocation for the three- and nine-month periods ended July 31, 2014 and 2013.
For inventories valued under the LIFO method, replacement cost exceeded the LIFO value by approximately $1.5 million as of July 31, 2014 and October 31, 2013.
4. Goodwill and Intangible Assets
Goodwill
The change in the carrying amount of goodwill for the nine months ended July 31, 2014 was as follows:

Nine Months Ended
July 31, 2014
(In thousands)
Beginning balance as of November 1, 2013	$71,866
Foreign currency translation adjustment	(43)
Balance as of the end of the period	$71,823
Identifiable Intangible Assets
Amortizable intangible assets consisted of the following as of July 31, 2014 and October 31, 2013:

	July 31, 2014		October 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Customer relationships	$53,071	$18,674	$52,793	$15,630
Trademarks and trade names	44,748	19,661	44,576	17,498
Patents and other technology	25,275	12,763	25,390	11,319
Other	1,392	951	1,392	742
Total	$124,486	$52,049	$124,151	$45,189

Included in intangible assets as of July 31, 2014 were customer relationships of $0.3 million associated with the Greenville acquisition. These assets have estimated useful lives of 5 years. See Note 2, "Acquisitions", included herewith.
For the three- and nine-month periods ended July 31, 2014 and 2013, we had aggregate amortization expense of $2.3 million and $6.9 million, respectively, and $2.3 million and $6.6 million, respectively.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Estimated remaining amortization expense, assuming current intangible balances and no new acquisitions, for each of the fiscal years ending October 31, was as follows (in thousands):

Estimated Amortization Expense
2014 (remaining three months)	$2,263
2015	8,930
2016	8,660
2017	8,554
2018	8,305
Thereafter	35,725
Total	$72,437
5. Debt and Capital Lease Obligations
Debt consisted of the following at July 31, 2014 and October 31, 2013:

	July 31, 2014	October 31, 2013
	(In thousands)
Revolving Credit Facility	$—	$—
City of Richmond, Kentucky Industrial Building Revenue Bonds	600	700
Capital lease obligations	218	163
Total debt	818	863
Less: Current maturities of long-term debt	203	162
Long-term debt	$615	$701
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
The Credit Facility requires us to comply with certain financial covenants, the terms of which are defined therein. Specifically, we must not permit, on a quarterly basis, our ratio of consolidated EBITDA to consolidated interest expense as defined (Minimum Interest Coverage Ratio), to fall below 3.00:1 or our ratio of consolidated funded debt to consolidated EBITDA, as defined (Maximum Consolidated Leverage Ratio), to exceed 3.25:1. The Maximum Consolidated Leverage Ratio is the ratio of consolidated EBITDA to consolidated interest expense, in each case for the previous four consecutive fiscal quarters. EBITDA is defined by the indenture to include pro forma EBITDA of acquisitions and to exclude certain items such as goodwill and intangible asset impairments and certain other non-cash charges and non-recurring items. Subject to our compliance with the covenant requirements, the amount available under the Credit Facility is a function of: (1) our trailing twelve-month EBITDA; (2) the Minimum Interest Coverage Ratio and Maximum Consolidated Leverage Ratio allowed under the Credit Facility; and (3) the aggregate amount of our outstanding debt and letters of credit. As of July 31, 2014, we were in compliance with the financial covenants set forth in the Credit Facility.
As of July 31, 2014, the amount available to us for use under the Credit Facility was $143.0 million and we had outstanding letters of credit of $6.1 million. For the nine-month period ended July 31, 2014, we did not borrow any amounts under the Credit Facility, and thus had no outstanding borrowings at July 31, 2014. Our current borrowing rate under the Credit Facility was 3.25% and 1.20% for the swing-line sub facility and the revolver, respectively, at July 31, 2014. As of October 31, 2013, the amount available to us for use under the Credit Facility was $139.0 million and we had outstanding letters of credit of $6.2 million. Our borrowing rate under the Credit Facility was 3.25% and 1.20% for the swing-line sub facility and the revolver, respectively, at October 31, 2013.

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
6. Retirement Plans
Pension Plan
Our non-contributory, single employer defined benefit pension plan covers a majority of our employees. Employees of acquired companies are covered after a transitional period. The net periodic pension cost for this plan for the three- and nine-month periods ended July 31, 2014 and 2013 was as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2014	2013	2014	2013
	(In thousands)
Service cost	$828	$955	$2,485	$2,865
Interest cost	266	197	797	590
Expected return on plan assets	(431)	(350)	(1,292)	(1,050)
Amortization of net loss	—	92	—	277
Net periodic benefit cost	$663	$894	$1,990	$2,682
In February 2014, we contributed $1.1 million to fund our plan and currently expect to make additional contributions in September 2014.
Other Plans
We also have a supplemental benefit plan covering certain executive officers and a non-qualified deferred compensation plan covering members of the Board of Directors and certain key employees. As of July 31, 2014 and October 31, 2013, our liability under the supplemental benefit plan was approximately $1.8 million and $3.6 million, respectively, and under the deferred compensation plan was approximately $3.4 million and $6.7 million, respectively. In January 2014, we distributed $3.3 million to our former Chairman, President and Chief Executive Officer, Mr. David Petratis, which represented his vested balances under our deferred compensation plan, and in February 2014, we paid $1.7 million to Mr. Petratis, pursuant to our supplemental employee retirement plan.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

A reconciliation of the activity related to our accrued warranty, including both the current and long-term portions (reported in accrued liabilities and other liabilities, respectively, on the accompanying condensed consolidated balance sheet) follows:

Nine Months Ended
July 31, 2014
(In thousands)
Beginning balance as of November 1, 2013	$3,684
Provision for warranty expense	670
Change in accrual for pre-existing warranties	(3,065)
Warranty costs paid	(387)
Total accrued warranty as of the end of the period	902
Less: Current portion of accrued warranty	372
Long-term portion of accrued warranty	$530
8. Income Taxes
To determine our income tax expense for interim periods, consistent with accounting standards, we apply the estimated annual effective income tax rate to year-to-date results except when this method does not result in a reliable estimate of year-to-date income tax expense. For the three- and nine-month periods ended July 31, 2013, we used the discrete or cut-off method, which allows for the use of a year-to-date effective income tax rate that is more applicable to our results. This approach is appropriate where a small change in estimated income could produce a large change in the estimated annual effective tax rate. Our estimated annual effective tax rates from continuing operations for the nine months ended July 31, 2014 and 2013, were 38.2% and a benefit of 36.5%, respectively. The increase in the 2014 effective rate is attributable to the change in the tax status of our facility in the United Kingdom (UK). On November 1, 2013, the assets of our UK branch were contributed to a newly formed wholly-owned UK subsidiary. This change resulted in a U.S. taxable charge and was booked as a discrete item in the first quarter.
We evaluate the likelihood of realization of our deferred tax assets by considering both positive and negative evidence. We believe there is no need for a valuation allowance of the federal net operating losses. However, if we record three years of cumulative losses, after adjusting for non-recurring items, we may be required to increase our valuation allowance to the full extent of our net deferred tax assets of $32.2 million. We will continue to evaluate our position throughout the year. We maintain a valuation allowance for certain state net operating losses which totaled $2.5 million at July 31, 2014.
Our unrecognized tax benefit (UTB) is related to the 2008 spin-off of Quanex from its former parent and certain state tax items regarding the interpretation of tax laws and regulations. The total UTB at October 31, 2013 was $13.2 million. Of this amount, $5.4 million was recorded as a liability for uncertain tax positions and $7.8 million was recorded as deferred income taxes (non-current assets) on the accompanying condensed consolidated balance sheet. During the nine months ended July 31, 2014, we reduced the liability for uncertain tax positions related to the spin-off by $1.9 million due to the lapse in the statute of limitations, which resulted in a non-cash increase in retained earnings of $1.6 million and a decrease in income tax expense of $0.3 million. At July 31, 2014, $4.6 million is recorded as a liability for uncertain tax positions and $6.8 million is recorded in deferred income taxes. The total UTB at July 31, 2014 is $11.4 million, which includes $10.7 million for which the disallowance of such items would not affect the annual effective tax rate.
Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. The final outcome of the future tax consequences of legal proceedings, if any, as well as the outcome of competent authority proceedings, changes in regulatory tax laws, or interpretation of those tax laws could impact our financial statements. We are subject to the effect of these matters occurring in various jurisdictions. We believe it is reasonably possible that a decrease of approximately $1.8 million in the UTB may be recognized within the next twelve months as a result of the lapse in the statute of limitations.
Our federal income tax returns for the tax years ended October 31, 2011 and 2012 are currently under examination by the Internal Revenue Service.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
We have not designated any of our derivative contracts as hedges for accounting purposes in accordance with the provisions under the Accounting Standards Codification topic 815 "Derivatives and Hedging" (ASC 815). Therefore, changes in the fair value of these contracts and the realized gains and losses are recorded in the condensed consolidated statements of income (loss) for the three- and nine-month periods ended July 31, 2014 and 2013 as follows (in thousands):

		Three Months Ended		Nine Months Ended
		July 31,		July 31,
Location of Gain or (Loss):		2014	2013	2014	2013
Other, net	Foreign currency derivatives	$198	$(231)	$104	$(613)
Cost of sales	Aluminum derivatives	$—	$(44)	$—	$(288)

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

We have chosen not to offset any of our derivative instruments in accordance with the provisions of ASC 815. Therefore, the assets and liabilities are presented on a gross basis on our accompanying condensed consolidated balance sheets.
The fair values of our outstanding derivative contracts as of July 31, 2014 and October 31, 2013 were as follows (in thousands):

	July 31, 2014	October 31, 2013
Prepaid and other current assets:
Foreign currency derivatives	$17	$164
Accrued liabilities:
Foreign currency derivatives	—	39
Aluminum derivatives	$—	$64
The following table summarizes the notional amounts and fair value of outstanding derivative contracts at July 31, 2014 and October 31, 2013 (in thousands):

		Notional as indicated		Fair Value in $
		July 31, 2014	October 31, 2013	July 31, 2014	October 31, 2013
Foreign currency derivatives:
Sell EUR, buy USD	EUR	4,045	7,258	$14	$150
Sell CAD, buy USD	CAD	403	615	3	(2)
Sell EUR, buy GBP	EUR	61	880	—	14
Buy EUR, sell GBP	EUR	—	967	—	(12)
Buy GBP, sell USD	GBP	—	2,435	—	(25)
Aluminum derivatives	LBS	—	187	$—	$(64)
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

•	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the assets and liabilities measured on a recurring basis based on the fair value hierarchy (in thousands):

	July 31, 2014				October 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Short-term investments	$79,977	$—	$—	$79,977	$42,639	$—	$—	$42,639
Foreign currency derivatives	—	17	—	17	—	164	—	164
Total assets	$79,977	$17	$—	$79,994	$42,639	$164	$—	$42,803

Liabilities
Aluminum derivatives	$—	$—	$—	$—	$—	$(64)	$—	$(64)
Foreign currency derivatives	—	—	—	—	—	(39)	—	(39)
Total liabilities	$—	$—	$—	$—	$—	$(103)	$—	$(103)
We held short-term investments (with an original maturity of three months or less) in commercial paper at July 31, 2014. As of October 31, 2013, we had short-term investments in money market funds. We have included these investments as cash and cash equivalents in the accompanying condensed consolidated balance sheets. These investments are measured at fair value based on active market quotations and are therefore classified as Level 1. All of our derivative contracts are valued using quoted market prices from brokers or exchanges and are classified within Level 2 of the fair value hierarchy.
As of July 31, 2014 and October 31, 2013, we had approximately $2.4 million and $3.7 million, respectively, of certain property, plant and equipment that was recorded at fair value on a non-recurring basis and classified as Level 3. The fair value was based on broker opinions. The decrease in value of $1.3 million from October 31, 2013 to July 31, 2014 was due to an asset sale of $0.8 million and an asset impairment charge of $0.5 million associated with a facility in Barbourville, Kentucky.
Carrying amounts reported on the balance sheet for cash, cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. Our outstanding debt was variable rate debt that re-prices frequently, thereby limiting our exposure to significant change in interest rate risk. As a result, the fair value of our debt instruments approximates carrying value at July 31, 2014 and October 31, 2013 (Level 3 measurement).
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of non-vested restricted stock awards activity during the nine months ended July 31, 2014 is presented below:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value per Share
Non-vested at October 31, 2013	183,400	$17.46
Granted	83,400	17.67
Cancelled	(10,400)	20.00
Vested	(30,700)	17.45
Non-vested at July 31, 2014	225,700	$17.42
The total weighted average grant-date fair value of restricted stock awards that vested during the nine-month periods ended July 31, 2014 and 2013 was $0.5 million and $1.1 million, respectively. As of July 31, 2014, total unrecognized compensation cost related to unamortized restricted stock awards was $2.2 million. We expect to recognize this expense over the remaining weighted average vesting period of 2.0 years.
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
The following table provides a summary of assumptions used to estimate the fair value of our stock options issued during the nine-month periods ended July 31, 2014 and 2013.

	Nine Months Ended
	July 31,
	2014	2013
Weighted-average expected volatility	55.7%	54.9%
Weighted-average expected term (in years)	5.8	5.2
Risk-free interest rate	1.8%	1.0%
Expected dividend yield over expected term	1.0%	1.0%
Weighted average grant date fair value	$8.51	$8.71
The following table summarizes our stock option activity for the nine months ended July 31, 2014:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000s)
Outstanding at October 31, 2013	2,875,276	$15.64
Granted	164,800	17.68
Exercised	(304,528)	10.57
Forfeited/Expired	(158,612)	18.58
Outstanding at July 31, 2014	2,576,936	$16.19	6.4	$4,164
Vested or expected to vest at July 31, 2014	2,539,774	$16.15	6.4	$4,147
Exercisable at July 31, 2014	1,942,924	$15.55	5.7	$3,860
Intrinsic value is the amount by which the market price of the common stock on the date of exercise exceeds the exercise price of the stock option. The total intrinsic value of stock options exercised during the nine months ended July 31, 2014 and 2013, was $2.7 million and $0.4 million, respectively. The total fair value of stock options vested during the nine months ended July 31,

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2014 and 2013, was $3.5 million and $3.0 million, respectively. As of July 31, 2014, total unrecognized compensation cost related to stock options was $2.6 million. We expect to recognize this expense over the remaining weighted average vesting period of 1.9 years.
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
The following table summarizes non-vested restricted stock unit activity during the nine months ended July 31, 2014:

	Restricted Stock Units	Weighted Average Grant Date Fair Value per Share
Non-vested at October 31, 2013	101,000	$15.62
Granted	5,700	17.63
Vested	(23,200)	18.05
Non-vested at July 31, 2014	83,500	$15.08
Cash used to settle restricted stock units during the nine-month periods ended July 31, 2014, and 2013 was $0.5 million and $0.1 million, respectively.
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
In conjunction with the annual grant in December 2013, we awarded 155,800 performance shares, of which 0% to 200% of these shares may ultimately vest, depending on the achievement of the performance conditions. During the third quarter of 2014, 7,000 of these performance shares were forfeited. For the period from the date of grant through July 31, 2014, we have recorded $0.7 million of compensation expense related to these performance share awards.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Performance share awards are not considered outstanding shares and do not have voting rights, although dividends are accrued over the performance period and will be payable in cash based upon the number of performance shares ultimately earned.
Treasury Shares
Shares are generally issued from treasury stock at the time of grant of restricted stock awards and the exercise of stock options. On the subsequent issuance of treasury shares, we record proceeds in excess of cost as an increase in additional paid in capital.
The following table summarizes the treasury stock activity during the nine months ended July 31, 2014:

Nine Months Ended
July 31, 2014
Beginning balance as of November 1, 2013	488,385
Restricted stock awards granted	(83,400)
Stock options exercised	(304,528)
Balance at end of period	100,457
13. Other Income (Expense)
Other income (expense) included under the caption "Other, net" on the accompanying condensed consolidated statements of income (loss), consisted of the following for the three- and nine-month periods ended July 31, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2014	2013	2014	2013
	(In thousands)
Foreign currency transaction gains (losses)	$(262)	$167	$(196)	$498
Foreign currency derivative gains (losses)	198	(231)	104	(613)
Interest income	54	14	76	48
Other	2	5	82	(60)
Other income (expense)	$(8)	$(45)	$66	$(127)
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
Prior to April 1, 2014, we presented two reportable operating segments: (1) Engineered Products and (2) Aluminum Sheet Products. In addition, we recorded LIFO inventory adjustments, corporate office charges and inter-segment eliminations as Corporate & Other. On April 1, 2014, we sold Nichols, the sole operating segment included in our Aluminum Sheet Products reportable segment. To account for Nichols as a discontinued operation, we reclassified certain costs from Corporate & Other to Nichols, including a portion of the LIFO reserve, as well as insurance accruals related to incurred but not reported workers compensation claims, to properly reflect these direct expenses as a component of the disposal group.
The following table reconciles our segment presentation as previously reported in our Quarterly Report on Form 10-Q for the quarter ended July 31, 2013, to the current presentation.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Three Months Ended July 31, 2013	As Previously Reported	Discontinued Operations	Reclassification	Current Presentation
Engineered Products
Net sales	$156,765	$—	$—	$156,765
Inter-segment sales	58	(58)	—	—
Depreciation and amortization	8,067	—	2,306	10,373
Operating income (loss)	18,561	—	(11,195)	7,366
Capital expenditures	$3,343	$—	$1,265	$4,608

Aluminum Sheet Products
Net sales	$102,409	$(102,409)	$—	$—
Inter-segment sales	2,789	(2,789)	—	—
Depreciation and amortization	1,820	(1,820)	—	—
Operating income (loss)	(490)	250	240	—
Capital expenditures	$4,926	$(4,926)	$—	$—

Corporate & Other
Net sales	$—	$—	$—	$—
Inter-segment sales	(2,847)	2,847	—	—
Depreciation and amortization	2,306	—	(2,306)	—
Operating income (loss)	(10,955)	—	10,955	—
Capital expenditures	$1,265	$—	$(1,265)	$—

Nine Months Ended July 31, 2013	As Previously Reported	Discontinued Operations	Reclassification	Current Presentation
Engineered Products
Net sales	$388,024	$—	$—	$388,024
Inter-segment sales	75	(75)	—	—
Depreciation and amortization	23,637	—	4,579	28,216
Operating income (loss)	27,303	—	(37,571)	(10,268)
Capital expenditures	$11,718	$—	$9,475	$21,193

Aluminum Sheet Products
Net sales	$289,321	$(289,321)	$—	$—
Inter-segment sales	10,172	(10,172)	—	—
Depreciation and amortization	5,173	(5,173)	—	—
Operating income (loss)	(5,187)	5,674	(487)	—
Capital expenditures	$13,324	$(13,324)	$—	$—

Corporate & Other
Net sales	$—	$—	$—	$—
Inter-segment sales	(10,247)	10,247	—	—
Depreciation and amortization	4,579	—	(4,579)	—
Operating income (loss)	(38,058)	—	38,058	—
Capital expenditures	$9,475	$—	$(9,475)	$—

15. Earnings Per Share
We compute basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common and potential common shares include the weighted average of additional shares

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

associated with the incremental effect of dilutive employee stock options, non-vested restricted stock as determined using the treasury stock method prescribed by U.S. GAAP and contingent shares associated with performance share awards, if dilutive.
Basic and diluted earnings per share for the three- and nine-month periods ended July 31, 2014, were calculated as follows (in thousands, except per share data):

	Three Months Ended July 31, 2014
	Net Income	Weighted Average Shares	Per Share
Basic earnings per common share	$8,047	37,296	$0.22
Effect of dilutive securities:
Stock options	—	409
Restricted stock awards	—	118
Diluted earnings per common share	$8,047	37,823	$0.21

	Three Months Ended July 31, 2013
	Net Income	Weighted Average Shares	Per Share
Basic earnings per common share	$4,969	36,856	$0.13
Effect of dilutive securities:
Stock options	—	464
Restricted stock awards	—	93
Diluted earnings per common share	$4,969	37,413	$0.13

	Nine Months Ended July 31, 2014
	Net Income	Weighted Average Shares	Per Share
Basic earnings per common share	$24,278	37,171	$0.65
Effect of dilutive securities:
Stock options	—	482
Restricted stock awards	—	103
Diluted earnings per common share	$24,278	37,756	$0.64
Basic and diluted loss per share was $0.28 for the nine-month period ended July 31, 2013. The computation of diluted earnings (loss) per share excludes outstanding stock options and other common stock equivalents when their inclusion would be anti-dilutive. This is always the case when an entity incurs a net loss, as we did for the nine-month period ended July 31, 2013. During this period, common stock equivalents of 501,721 and restricted stock shares of 102,714 were excluded from the computation of diluted earnings (loss) per share.
For the three- and nine-month periods ended July 31, 2014 and 2013, there were no potentially dilutive contingent shares related to performance share awards.
For the three- and nine-month periods ended July 31, 2014 and 2013, we had 970,976 and 940,336 securities, respectively, and 838,380 and 893,808 securities, respectively, that were potentially dilutive in future earnings per share calculations. Such dilution will be dependent on the excess of the market price of our stock over the exercise price and other components of the treasury stock method.
16. New Accounting Pronouncements
In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period.  This amendment requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition that affects vesting or as a nonvesting condition that affects the grant-date fair value of an award, and provides explicit guidance for

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

those awards. This guidance becomes effective for fiscal years beginning on or after December 15, 2015.  We expect to adopt this guidance during fiscal 2017, and we are currently evaluating the impact on our consolidated financial statements.
In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers.”  This guidance prescribes a methodology to determine when revenue is recognizable and constitutes a principles-based approach to revenue recognition based on the consideration to which the entity expects to be entitled in exchange for goods or services.  In addition, this guidance requires additional disclosure in the notes to the financial statements with regard to the methodology applied.  This pronouncement becomes effective for annual reporting periods beginning after December 15, 2016, and will essentially supersede and replace existing revenue recognition rules in U.S. GAAP, including industry-specific guidance.  We expect to adopt this pronouncement in fiscal 2018, and we are currently evaluating the impact on our consolidated financial statements.
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
17. Subsequent Events
On September 5, 2014, our Board of Directors approved a stock repurchase program that authorized the repurchase of up to $75 million worth of shares of our common stock. Repurchases under the new program will be made in open market transactions or privately negotiated transactions, subject to market conditions, applicable legal requirements and other relevant factors. All stock purchases to be made under the program will be made in accordance with SEC regulations and the terms of an appropriate 10b5-1 Trading Plan, which will contain certain price, market, volume and timing constraints. The program does not have an expiration date or a limit on the number of shares that may be purchased. In connection with its approval of the new stock repurchase program, the Board also cancelled the stock repurchase program that it had previously approved on May 27, 2010 and August 25, 2011.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes as of July 31, 2014, and for the three- and nine-month periods ended July 31, 2014 and 2013, included elsewhere herein. For additional information pertaining to our business, including risk factors which should be considered before investing in our common stock, refer to our Annual Report on Form 10-K for the fiscal year ended October 31, 2013.
Our Business
We are a leading component supplier of engineered products in the residential building products markets. We manufacture (1) energy efficient window components that include flexible insulating glass spacers, (2) extruded vinyl profiles, (3) window and door screens, (4) solar panel sealants and (5) precision-formed metal and wood products for original equipment manufacturers (OEMs) in the residential and commercial window and door industries. We use low-cost production processes and engineering expertise to provide our customers with specialized products for their specific window and door applications. We believe these capabilities provide us with unique competitive advantages. We serve a primary customer base in North America, and also serve customers in international markets through our operating plants in the United Kingdom and Germany, as well as through sales and marketing efforts in other countries.
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
Recent Transactions and Events
On April 1, 2014, we sold our interest in a limited liability company which held the net assets of our Nichols Aluminum business (Nichols), the sole operating segment included in our Aluminum Sheet Products reportable segment, to Aleris International, Inc. (Aleris), a privately held Delaware corporation which provides aluminum rolled products and extrusions, aluminum recycling and specification aluminum alloy production. We received net proceeds of $107.4 million, which includes a working capital adjustment of $2.6 million which we paid in June 2014, resulting in a gain on the transaction of $24.1 million, net of related taxes of $15.1 million. We may be required to reimburse Aleris for certain severance costs related to Nichols employee terminations in accordance with the purchase agreement. Through July 31, 2014, we have paid $0.4 million of such costs which has reduced the pre-tax gain on the sale. We entered into a transition services agreement (TSA) to provide certain administrative services to Nichols for the period from April 1, 2014 through May 31, 2014. These services included certain information technology support, employee benefit administration and payroll services. In addition, we expect to continue to purchase aluminum product from Nichols, which has historically totaled approximately $12.0 million annually. Our purchases of aluminum product from Nichols for the three- and nine-month periods ended July 31, 2014 and 2013 were $4.5 million and $11.3 million, respectively, and $2.8 million and $10.2 million, respectively.
In November 2013, Nichols experienced a fire at its Decatur, Alabama facility, which damaged a cold mill used to press aluminum sheeting to a desired thickness. The loss was insured, subject to a $0.5 million deductible. We capitalized $6.5 million to rebuild the asset, which was returned to service as of March 31, 2014. We incurred an additional $2.3 million associated with this loss, including an impairment of $0.5 million related to retirement of the asset, moving costs, outside service costs, clean-up and the deductible. To date, we have received insurance proceeds of $1.4 million. We expect to receive total insurance proceeds of approximately $8.1 million, resulting in an expected gain on involuntary conversion of $5.7 million. We have recorded a receivable of $0.9 million as of July 31, 2014, equal to the loss incurred to date (difference between the expense incurred of $2.3 million and the proceeds received of $1.4 million), as we believe it is probable and estimable that we will receive proceeds at least equal to our loss incurred. We estimate the remaining gain on involuntary conversion at $4.8 million. We expect to recognize this gain during the fourth quarter of 2014, when and to the extent that insurance proceeds are received, which will result in an increase in income from discontinued operations, net of tax.
In December 2013, we acquired certain vinyl extrusion assets of Atrium Windows and Doors, Inc. (Atrium) at a facility in Greenville, Texas, for $5.2 million in cash (Greenville). We accounted for this transaction as a business combination resulting in an insignificant gain on the purchase. We entered into a supply agreement with Atrium related to the products produced at Greenville. We believe this acquisition expanded our vinyl extrusion capacity and positioned us with a platform from which to better serve our customers in the southern United States.

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
In December 2012, we acquired substantially all of the assets of Alumco Inc. and its subsidiaries (Alumco) for $22.1 million which included a working capital adjustment received of $0.4 million, and subject to an earn-out provision for which we determined the criteria would not be met as of October 31, 2013. The purchase of Alumco allowed us to expand the scope of our fenestration business to include screens for vinyl windows and door manufacturers, and to expand our geographic reach throughout the United States. We believe this acquisition allowed us to build upon our national and regional original equipment manufacturer (OEM) customer base and to enhance our distribution capabilities. We recorded tax-deductible goodwill of $2.8 million in conjunction with this transaction.
Market Overview and Outlook
We believe the primary drivers of our operating results continue to be new home construction and residential remodeling and replacement (R&R) activity. We believe that housing starts and window shipments are indicators of activity levels in the home building industry, and we use this data, as published by or derived from third-party sources, to evaluate the market.
Housing starts and window shipments in the United States have increased in recent years and continued to increase through the third quarter of 2014, although the rate of increase is less than forecasted in early 2014. The National Association of Homebuilders (NAHB) has forecasted calendar-year housing starts to increase from 0.9 million units in 2013 to 1.1 million units in 2014 and 1.2 million units in 2015, reflecting increasing consumer confidence and a healthier economy. Ducker Worldwide, LLC (Ducker), a consulting and research firm, indicated that window shipments in the R&R market are expected to increase from 26.3 million units in 2013 to 27.8 million units in 2014 and 29.2 million units in 2015, and new construction window shipments are forecasted to increase at a higher pace. Derived from reports published by Ducker, the overall growth in window shipments for the trailing twelve-month period ended June 30, 2014 was 5.5%. During this period, growth in new construction increased 8.2%, while growth in R&R activity increased 3.9%. Growth in new construction continues to outpace the growth in R&R, with a greater portion of the new construction associated with multi-family housing. According to the July 31, 2014 publication, "Multifamily Mid Year Outlook 2014" by the Federal Home Loan Mortgage Corporation, a public government-sponsored enterprise, the economic recession has resulted in an estimated 3.9 million delayed household formations. With supply of single-family homes tight and rising home prices, we believe this delay in housing formation has contributed to the growth in multi-family housing, particularly with Millennials, 18-to-34-year-olds, who account for 75% of estimated housing demand and are more likely to rent than buy.
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
The housing recovery continues to improve in the United States, but there remain challenges to growth prospects in the fenestration market that we serve including the Canadian market. Due to seasonality, activity levels generally increase during the summer months, which favorably impacts our operating results for the second half of our fiscal year.

Results of Operations
Three Months Ended July 31, 2014 Compared to Three Months Ended July 31, 2013

	Three Months Ended July 31,
	2014	2013	Change $	Change %
	(Dollars in millions)
Net sales	$170.0	$156.8	$13.2	8%
Cost of sales (excluding depreciation and amortization)	130.7	116.0	14.7	13%
Selling, general and administrative	18.1	23.0	(4.9)	(21)%
Depreciation and amortization	8.5	10.4	(1.9)	(18)%
Operating income	$12.7	$7.4	$5.3	72%
Interest expense	(0.1)	(0.2)	0.1	(50)%
Income tax expense	(4.0)	(2.0)	(2.0)	100%
Income from continuing operations	$8.6	$5.2	$3.4	65%
Loss from discontinued operations, net of tax	$(0.5)	$(0.2)	$(0.3)	150%
Net income	$8.1	$5.0	$3.1	62%
Net Sales. Net sales increased $13.2 million, or 8%, for the three months ended July 31, 2014 compared to the same period in 2013. Although the broader fenestration market continues to recover, the year-over-year growth in window shipments reflected a growth rate of only 4.5%, derived from preliminary data provided by Ducker for the year-over-year calendar quarters ended June 30, 2014 and 2013. By comparison, our growth rate for the same period was 6.7%, as adjusted for certain foreign and other results to be more comparable to Ducker. Our net sales increase is largely due to an increase in demand for our core insulating glass spacer products and window screen accessory products. Additionally, the acquisition of the Greenville assets in December 2013 contributed favorably to the sales increase. We did experience negative margin impacts in our vinyl extrusion products due to price concessions, as well as contractual limitations in existing annual contracts, which limited the extent to which we could pass increased vinyl resin costs to these customers. In general, we continue to outpace the market growth rate, due in part to our breadth of product offerings and sales mix.
Cost of Sales. The increase in cost of sales of $14.7 million, or 13%, for the three months ended July 31, 2014 compared to the same period in 2013 correlates with an increase of 8% in net sales as discussed above, however, margins were negatively impacted by a series of cost increases for resin, a major raw material used in our vinyl extrusion products. We have been unable to recoup the increase in resin cost from some customers through surcharges due to contractual limitations. In addition, we experienced labor inefficiencies, higher repair and maintenance costs, and higher freight costs, all attributable to our vinyl products. These increases in cost were partially offset by favorable material price variances for our spacer products.
Selling, General and Administrative. Our selling, general and administrative expenses decreased by $4.9 million, or 21%, for the three months ended July 31, 2014 compared to the same period in 2013. Of this decrease, $1.7 million was attributable to our ERP implementation efforts during the third quarter of 2013. This effort was ceased in August 2013, with no such charges incurred during the third quarter of 2014. In addition, we reduced the size of our information technology group which had been expanded to service the new ERP, and reduced headcount overall due to attrition, with some selective restructuring efforts during the fourth quarter of 2013 and into the first quarter of 2014, to better align our cost structure. We also experienced a decrease in stock-based compensation and compensation associated with long-term incentive arrangements tied to the performance of our common stock. These cost reductions were partially offset by higher incentive accruals based on earnings and higher insurance costs.
Depreciation and Amortization. Depreciation and amortization expense decreased $1.9 million, or 18%, for the three months ended July 31, 2014 compared to the same period in 2013. This decrease was primarily due to the cessation of the ERP implementation in August 2013 and the related accelerated depreciation write-off. For the three months ended July 31, 2013, we incurred $2.1 million of depreciation expense associated with the implementation compared to $0.4 million for the respective period in 2014 (attributable to the remaining assets which are currently in service). The remainder of the decrease in depreciation expense relates to the run-off of depreciation and intangible asset amortization associated with the Alumco acquisition in December 2012 (incremental increase in 2013 compared to 2014), partially offset by the incremental effect of depreciation and amortization expense associated with fixed and intangible assets which were placed into service during the trailing twelve months ended July 31, 2014.

Interest Expense. Interest expense increased slightly for the three-month periods ended July 31, 2014 and 2013, due primarily to additional interest associated with new capital leases.
Income Taxes. Our estimated annual effective tax rates for the three months ended July 31, 2014 and 2013 were 31.6% and 28.2%, respectively. The difference in the effective rates is primarily due to the effect of permanent book-to-tax differences.
Income (Loss) from Discontinued Operations, Net of Tax. We recorded a loss of $0.5 million associated with the sale of the Nichols business, primarily associated with the working capital true-up settled in June 2014, whereby we paid more than had been previously accrued, and we adjusted the tax rate associated with the gain. The loss of $0.2 million recorded during the three-months ended July 31, 2013 was largely attributable to the effect of aluminum commodity prices on Nichols’ operating results.
Nine Months Ended July 31, 2014 Compared to Nine Months Ended July 31, 2013

	Nine Months Ended July 31,
	2014	2013	Change $	Change %
	(Dollars in millions)
Net sales	$431.6	$388.0	$43.6	11%
Cost of sales (excluding depreciation and amortization)	335.5	295.1	40.4	14%
Selling, general and administrative	61.0	75.0	(14.0)	(19)%
Depreciation and amortization	25.6	28.2	(2.6)	(9)%
Asset impairment charges	0.5	—	0.5	100%
Operating income (loss)	$9.0	$(10.3)	$19.3	(187)%
Interest expense	(0.4)	(0.5)	0.1	(20)%
Other, net	—	(0.1)	0.1	(100)%
Income tax (expense) benefit	(3.3)	4.0	(7.3)	(183)%
Income (loss) from continuing operations	$5.3	$(6.9)	$12.2	(177)%
Income (loss) from discontinued operations, net of tax	$19.0	$(3.6)	$22.6	(628)%
Net income (loss)	$24.3	$(10.5)	$34.8	(331)%
Net Sales. Net sales increased $43.6 million, or 11%, for the nine months ended July 31, 2014 compared to the same period in 2013. The results for 2014 include incremental sales of $11.3 million associated with the Alumco business acquired in December 2012, reflecting nine months of activity in 2014 versus seven months of activity in 2013, as well as the effect of price increases during the third quarter of 2014 and increased volume for our insulating glass spacer products and window screen accessory products. Our vinyl product sales were favorably impacted by the volume associated with the Greenville asset acquisition in December 2013, as well as certain resin surcharges which were implemented during January 2014, as a response to price increases from our resin suppliers. Our sales were unfavorably impacted by price concessions, contractual provisions in annual contracts that limit the amount of increased vinyl resin cost we can pass to customers, other pricing pressure and an increase in sales returns and allowances. Overall improvement in the housing market in the United States is trending toward new construction of multi-family homes which generally contain lower-cost, less energy-efficient windows. Window shipments, derived from preliminary data provided by Ducker for the year-over-year nine-month periods ended June 30, 2014 and 2013, reflect an overall growth rate of 4.4% compared to a growth rate of 7.7% for our year-over-year results during the same period, as adjusted for certain foreign and other results, including pro forma results for Alumco, to be more comparable to Ducker.
Cost of Sales. The increase in cost of sales of $40.4 million, or 14%, for the nine months ended July 31, 2014 compared to the same period in 2013 correlates with an increase of 11% in net sales, as described above. The primary reason for the decrease in margin during 2014 was related to a series of price increases for resin, a major raw material used in our vinyl products. We also experienced labor inefficiencies partially attributable to delays and training costs associated with new extrusion lines, higher repair and maintenance costs, and freight costs. These increases in cost were partially offset by favorable material price variances for butyl, a commodity used for our spacer products, as well as other material savings. In addition, we recorded a decrease in warranty accruals of $3.1 million, of which $2.8 million related to a warranty accrual for a specific customer which was settled in December 2013.
Selling, General and Administrative. Our selling, general and administrative expenses decreased $14.0 million, or 19%, for the nine months ended July 31, 2014 compared to the same period in 2013. Of this amount, $7.0 million represents the cost incurred in 2013 associated with our ERP implementation project which was ceased in August 2013. No such implementation costs were incurred for the comparative period in 2014. In addition, we reduced our headcount associated with the information technology structure that was originally built to support the ERP system, as well as a streamlining of our sales and marketing group, selective reductions impacting our engineered components business and reductions associated with normal employee attrition. In 2013, we incurred $1.0 million in transaction fees (primarily associated with the Alumco acquisition) and higher stock-based compensation expense and higher compensation cost associated with long-term incentive arrangements tied to the performance of our common stock. These year-over-year cost reductions for 2014 were partially offset by higher incentive accruals based on earnings and higher insurance costs.
Depreciation and Amortization. Depreciation and amortization expense decreased $2.6 million, or 9%, for the nine months ended July 31, 2014 compared to the same period in 2013. For the nine months ended July 31, 2013, we incurred incremental costs of $2.3 million of depreciation expense associated with the assets placed in service in conjunction with the ERP implementation. When the project ceased in August 2013, the remaining useful lives for the majority of the assets were accelerated to October 2013. Therefore, a relatively small amount of depreciation expense was incurred in Fiscal 2014 associated with the ERP implementation effort. In addition, we incurred depreciation expense associated with assets placed into service during the trailing twelve months ended July 31, 2014, including the Greenville assets acquired in December 2013, partially offset by the incremental depreciation and amortization associated with the Alumco acquisition, which had a larger impact on 2013 since the assets acquired had a relatively short useful life. Also affecting the results was the normal run-off of fixed assets and intangible assets which became fully depreciated during these periods.
Asset Impairment Charges. We recorded an impairment loss of $0.5 million in April 2014 associated with a facility in Barbourville, Kentucky. This facility was subsequently sold in May 2014, resulting in an insignificant realized loss on the sale.
Interest Expense. Interest expense decreased slightly when comparing the nine-month periods ended July 31, 2014 and 2013. During 2013, we borrowed $23.5 million to fund the Alumco acquisition and other working capital needs. This debt was retired within several months. No similar borrowings have occurred during the nine months ended July 31, 2014.
Other, Net. Other, net expense for the nine-month periods ended July 31, 2014 and 2013 was relatively consistent and reflected net gains and losses on foreign currency exchange transactions and interest income.
Income Taxes. Our estimated annual effective tax rate for the nine months ended July 31, 2014 was 38.2% on pre-tax earnings of $8.6 million, compared to a benefit of 36.5% on a pre-tax loss of $10.9 million for the nine months ended July 31, 2013. Additional items impacting the effective rate were the foreign tax rate differential, the effect of permanent book-to-tax differences, return to actual results and a discrete item incurred in January 2014 associated with the incorporation of our U.K. branch as a subsidiary.
Income (Loss) from Discontinued Operations, Net of Tax. We sold Nichols on April 1, 2014 and recorded a gain on the sale of $23.6 million, net of tax of $15.3 million. Excluding this gain, the loss from discontinued operations would have been a loss of $4.6 million for the period from November 1, 2013 (start of the fiscal year) through the date of sale, April 1, 2014, compared to a loss of $3.6 million for the nine months ended July 31, 2013. The results for Nichols reflected the impact of aluminum commodity prices, which contributed to lower throughput and lower volume.
Liquidity and Capital Resources
Overview
Our principal sources of funds are cash on hand, cash flow from operations, and borrowings under our $150 million Senior Unsecured Revolving Credit Facility (the Credit Facility).  As of July 31, 2014, we had $134.2 million of cash and cash equivalents, $143.0 million of availability under the Credit Facility and outstanding debt of $0.8 million, of which no amounts were outstanding under our Credit Facility.
Cash and cash equivalents increased by $84.5 million during the nine months ended July 31, 2014 due primarily to the sale of Nichols which provided net proceeds of $107.4 million, partially offset by funds used for the Greenville acquisition, capital investments in our manufacturing facilities, dividends paid and on-going operational activities.

Analysis of Cash Flow
The following table summarizes our cash flow results for the nine months ended July 31, 2014 and 2013:

	Nine Months Ended
	July 31,
	2014	2013
	(In millions)
Cash flows provided by operating activities	$9.8	$6.6
Cash flows provided by (used in) investing activities	$75.5	$(56.3)
Cash flows used in financing activities	$(0.7)	$(4.9)
Operating Activities. Cash provided by operating activities for the nine-month period ended July 31, 2014 increased by approximately $3.2 million compared to the nine-month period ended July 31, 2013. The increase in our sales revenue and the timing of receivable collections contributed to higher gross cash inflows this year, partially offset by an increase in inventory associated with the seasonal build. Working capital was $190.1 million, $114.4 million and $76.6 million as of July 31, 2014, October 31, 2013 and July 31, 2013, respectively.
Investing Activities. Cash provided by investing activities for the nine months ended July 31, 2014 was $75.5 million compared to cash flow used for investing activities of $56.3 million for the nine months ended July 31, 2013, a change of $131.7 million. The primary driver of this increase was net proceeds of $107.4 million from the sale of Nichols, an incremental decrease in cash used for acquisitions of $16.9 million and an incremental decrease in cash used for capital expenditures of $5.5 million.
Financing Activities. Cash used for financing activities was $0.7 million for the nine-month period ended July 31, 2014, of which $4.5 million was used to pay dividends, partially offset by $3.2 million in proceeds from the issuance of common stock associated with exercises of employee stock options and $0.6 million associated with stock option-related tax benefits.
Liquidity Requirements
Our strategy for deploying cash is to invest in organic growth opportunities, develop our infrastructure and make strategic acquisitions. Other uses of cash include paying cash dividends to our shareholders and opportunistically repurchasing our common stock. Any excess cash and cash equivalents are invested in commercial paper with terms of three months or less. Prior to April 2014, we invested in overnight money market funds. The funds were diversified by security type across Treasuries, Government Agencies and Prime Corporate. These funds were all AAA-rated, approved by the National Association of Insurance Commissioners and compliant with Rule 2A-7 of the Investment Company Act of 1940. Our investments are diversified across multiple institutions that we believe are financially sound. We intend to remain in commercial paper, highly rated money market funds, financial institutions and treasuries following a prudent investment philosophy. From time to time, to prepare for potential disruption in the money markets, we may temporarily move funds into operating bank accounts of highly-rated financial institutions to meet on-going operational liquidity requirements. We did not experience any material losses on our cash and marketable securities investments during the nine-month periods ended July 31, 2014 and 2013. We maintain cash balances in foreign countries which total $6.9 million as of July 31, 2014. We consider these funds to be permanently reinvested in these countries.
Senior Credit Facility
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

The Credit Facility requires us to comply with certain financial covenants, the terms of which are defined therein. Specifically, we must not permit, on a quarterly basis, our ratio of consolidated EBITDA to consolidated interest expense as defined (Minimum Interest Coverage Ratio), to fall below 3.00:1, or our ratio of consolidated funded debt to consolidated EBITDA as defined (Maximum Consolidated Leverage Ratio), to exceed 3.25:1. The Maximum Consolidated Leverage Ratio is the ratio of consolidated EBITDA to consolidated interest expense, in each case for the previous four consecutive fiscal quarters. EBITDA is defined by the indenture to include pro forma EBITDA of acquisitions and to exclude certain items such as goodwill and intangible asset impairments and certain other non-cash charges and non-recurring items. Subject to our compliance with the covenant requirements, the amount available under the Credit Facility is a function of: (1) our trailing twelve month EBITDA; (2) the Minimum Interest Coverage Ratio and Maximum Consolidated Leverage Ratio allowed under the Credit Facility; and (3) the aggregate amount of our outstanding debt and letters of credit. As of July 31, 2014, we were in compliance with the financial covenants set forth in the Credit Facility, as indicated in the table below:

	Required		Actual
Minimum Interest Coverage Ratio	No less than	3.00:1	98.32:1
Maximum Consolidated Leverage Ratio	No greater than	3.25:1	0.12:1
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
As of July 31, 2014, the amount available to us for use under the Credit Facility was limited to $143.0 million and we had outstanding letters of credit of $6.1 million. For the nine-month period ended July 31, 2014, we did not borrow any amount under the Credit Facility, and thus had no outstanding borrowings at July 31, 2014. Our current borrowing rate under the Credit Facility was 3.25% and 1.20% for the swing-line sub facility and the revolver, respectively, at July 31, 2014.
Repurchases of Outstanding Securities
On May 27, 2010, our Board of Directors approved a stock repurchase program that authorized the repurchase of 1,000,000 shares of our common stock. On August 25, 2011, our Board of Directors authorized an additional 1,000,000 shares under this repurchase program. There were no repurchases of shares during the nine months ended July 31, 2014. As of July 31, 2014, there were 905,663 authorized shares remaining available for purchase pursuant to the program. Our Board cancelled the existing program on September 5, 2014, and approved a new stock repurchase program authorizing us to repurchase up to $75 million worth of shares of our common stock.
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
For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended October 31, 2013. Our critical accounting policies and estimates have not changed materially during the nine months ended July 31, 2014, except with regard to our critical accounting policy associated with income taxes. For more information related to this item, see additional disclosures in our Quarterly Report on Form 10-Q for the quarter ended January 31, 2014.

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
Interest Rate Risk
Our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Based upon the balances of the variable rate debt at July 31, 2014, a hypothetical 1.0% increase or decrease in interest rates would result in a $0.01 million additional pre-tax charge or credit to our operating results.
Foreign Currency Rate Risk
Our international operations have exposure to foreign currency rate risks, primarily due to fluctuations in the Euro, the British Pound and the Canadian dollar. From time to time, we enter into foreign exchange contracts associated with our operations to manage a portion of the foreign currency rate risk.
The notional and fair market values of these positions at July 31, 2014 and October 31, 2013, were as follows:

		Notional as indicated		Fair Value in $
		July 31, 2014	October 31, 2013	July 31, 2014	October 31, 2013
Foreign currency derivatives:		(In thousands)
Sell EUR, buy USD	EUR	4,045	7,258	$14	$150
Sell CAD, buy USD	CAD	403	615	3	(2)
Sell EUR, buy GBP	EUR	61	880	—	14
Buy EUR, sell GBP	EUR	—	967	—	(12)
Buy GBP, sell USD	GBP	—	2,435	—	(25)
At July 31, 2014 and October 31, 2013, we held foreign currency derivative contracts hedging cross-border intercompany and commercial activity for our insulating glass spacer business. Although these derivatives hedge our exposure to fluctuations in foreign currency rates, we do not apply hedge accounting and therefore, the change in the fair value of these foreign currency derivatives is recorded directly to other income and expense in the accompanying consolidated statements of income (loss). To the extent the gain or loss on the derivative instrument offsets the gain or loss from the remeasurement of the underlying foreign currency balance, changes in exchange rates should have no effect. See Note 10, "Derivative Instruments", contained elsewhere herein.

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
The following table indicates the notional volume as well as the fair value of the open swap contracts as of October 31, 2013.

	Notional in LBS		Fair Value in $
	July 31, 2014	October 31, 2013	July 31, 2014	October 31, 2013
Aluminum derivatives:	(In thousands)
Aluminum swap contracts	—	187	$—	$(64)
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

We purchase polyvinyl resin (PVC) as the significant raw material consumed in the manufacture of vinyl extrusions. We have a monthly resin adjuster in place with a majority of our customers and our resin supplier that is adjusted based upon published industry indices for resin prices for the prior month. This adjuster effectively shares the base pass-through price changes of PVC with our customers commensurate with the market at large. Our long-term exposure to changes in PVC prices is somewhat mitigated due to the contractual component of the resin adjuster program; however, there is a level of exposure to short-term volatility due to a one month lag and not all of our customer contracts currently include such cost adjusters. From time to time, we may lock in customer pricing for less than one year or make other customer concessions which result in us becoming exposed to fluctuations in resin pricing.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (1934 Act) as of July 31, 2014. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2014, the disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no changes in internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On May 27, 2010, our Board of Directors approved a stock repurchase program that authorized the repurchase of 1,000,000 shares of our common stock. On August 25, 2011, our Board of Directors authorized an additional 1,000,000 shares under this repurchase program. There were no repurchases of shares during the nine months ended July 31, 2014. As of July 31, 2014, there were 905,663 authorized shares remaining available for purchase pursuant to the program. Our Board cancelled the existing program on September 5, 2014, and approved a new stock repurchase program authorizing us to repurchase up to $75 million worth of shares of our common stock.
Item 6. Exhibits
The exhibits required to be furnished pursuant to Item 6 are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANEX BUILDING PRODUCTS CORPORATION

Date:	September 9, 2014	/s/ Brent L. Korb
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