Form 10-K
period 2014-10-31
Quanex Building Products CORP
filed 2014-12-12
CIK 1423221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended October 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of April 30, 2014, computed by reference to the closing price for the Common Stock on the New York Stock Exchange, Inc. on that date, was $701,075,652. Such calculation assumes only the registrant’s officers and directors at such date were affiliates of the registrant.
At December 8, 2014 there were outstanding 36,137,647 shares of the registrant’s Common Stock, $0.01 par value.
 _______________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed with the Commission within 120 days of October 31, 2014 are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

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
About Third-Party Information
In this report, we rely on and refer to information regarding industry data obtained from market research, publicly available information, industry publications, United States government sources and other third parties. Although we believe this information is reliable, we cannot guarantee the accuracy or completeness of the information and have not independently verified it.

PART I
Item 1. Business (Continuing Operations).
Our Company
Quanex was incorporated in Delaware on December 12, 2007 as Quanex Building Products Corporation. We manufacture energy efficient window components that include (1) flexible insulating glass spacers, (2) extruded vinyl profiles, (3) window and door screens, (4) solar panel sealants and (5) precision-formed metal and wood products for original equipment manufacturers (OEMs) in the residential and commercial window and door industries. We use low-cost production processes and engineering expertise to provide our customers with specialized products for their specific window and door applications. We believe these capabilities provide us with unique competitive advantages. We serve a primary customer base in North America, and also serve customers in international markets through our operating plants in the United Kingdom and Germany, as well as through sales and marketing efforts in other countries.
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
Notable developments and transactions which occurred since the spin-off include the following:

•
in 2010, we evaluated our market and decided to close our start-up facility in China, as we determined that we could serve the international thin-film solar panel markets through our operations in the United States. Therefore, the assets and liabilities, results of operations and cash flows associated with this start-up facility in China were reported as discontinued operations in 2010, and for the applicable prior periods presented in this Annual Report on Form 10-K;

•	in February 2010, we bought the production assets of an engineered-wood flooring business located in Shawano, Wisconsin;

•	in January 2011, we closed a finished window screen facility in The Dalles, Oregon;

•	in March 2011, we acquired certain vinyl extrusion assets in Yakima, Washington from a customer of our vinyl extrusion business;

•
in March 2011, we acquired Edgetech, I.G. Inc. and its German subsidiary, which provided us with three manufacturing facilities, one each in the United States, United Kingdom and Germany, that produce and market a full line of flexible insulating glass spacer systems for window and door customers in North America and abroad. This acquisition complemented our insulating glass products business line in the United States and, as a result, we committed to a plan to consolidate these facilities in November 2011. This consolidation plan, in part, resulted in the closure of a plant in Barbourville, Kentucky, and the relocation of equipment that was used to manufacture the single seal, warm-edge spacer system to our facility in Cambridge, Ohio. We sold the facility in Barbourville in May 2014. This consolidation was substantially completed by August 2012, with minor residual cash payments and program costs incurred during fiscal 2013;

•
in December 2012, we acquired substantially all of the assets of Alumco Inc. and its subsidiaries (Alumco), an aluminum screen manufacturer, which we believe allowed us to expand the scope of our fenestration business to include screens for vinyl window and door manufacturers and to expand our geographic reach throughout the United States; and

•
in April 2014. we sold our interest in a limited liability company which held the net assets of our Nichols Aluminum business (Nichols), the sole operating segment included in our Aluminum Sheet Products reportable segment, to Aleris International, Inc. (Aleris), a privately held company which provides aluminum rolled products and extrusions, aluminum recycling and specification aluminum alloy production.

Currently, we operate 23 manufacturing facilities located in 13 states in the United States, one facility in the United Kingdom, and another in Germany. These facilities feature efficient plant design and flexible manufacturing processes, enabling us to produce a wide variety of custom engineered products and components primarily focused on the window and door segment of the residential building products markets. We are able to maintain minimal levels of finished goods inventories at most locations because we typically manufacture products upon order to customer specifications. We believe the primary drivers of our operating results are new home construction and residential remodeling and replacement activity.
Our Industry
Our business is largely North American based and dependent upon the spending and growth activity levels of our customers which include national and regional residential window and door manufacturers. We use data related to United States housing starts and window shipments, as published by or derived from third-party sources, to evaluate the market, as we believe these are indicators of activity levels in the home building industry and more specifically the window industry.
The following table presents calendar-year annual and quarterly housing starts information, as published by the United States Census Bureau based on data collected from the National Association of Home Builders (NAHB), (units in thousands):

	Single-family Units		Multi-family Units		Manufactured Units
Period	Units	% Change	Units	% Change	Units	% Change	Total Units
Annual Data
2008	615	N/A	284	N/A	82	N/A	981
2009	444	(28)%	111	(61)%	49	(40)%	604
2010	471	6%	116	5%	50	2%	637
2011	434	(8)%	178	53%	51	2%	663
2012	537	24%	247	39%	55	8%	839
2013	621	16%	309	25%	60	9%	990
Annual Data - Forecast
2014	641	3%	352	14%	62	3%	1,055
2015	804	25%	358	2%	56	(10)%	1,218
2016	1,102	37%	361	1%	77	38%	1,540
Quarterly Data - Forecast
2014: 1st quarter	134	N/A	72	N/A	No Data Available		206
2nd quarter	183	37%	92	28%	No Data Available		275
3rd quarter(1)	178	(3)%	104	13%	No Data Available		282

(1)	Derived from IHS Global Insight's forecast report based on United States Census Data.
The following table presents calendar-year annual and quarterly window shipments information, derived from reports published by Ducker Worldwide LLC, a consulting and research firm, (units in thousands):

	New Construction						Remodeling & Replacement
Period	Wood	Aluminum	Vinyl	Fiberglass	Other	Total	Wood	Aluminum	Vinyl	Fiberglass	Other	Total
Annual Data
2009	2,480	1,940	6,343	458	140	11,361	6,139	963	19,146	738	523	27,509
2010	2,778	1,746	6,729	526	167	11,946	6,139	1,012	21,079	840	573	29,643
2011	2,601	1,820	6,623	514	182	11,740	5,071	717	19,086	730	516	26,120
2012	2,736	2,516	8,625	592	237	14,706	4,566	696	18,902	657	594	25,415
2013	2,989	3,077	10,585	668	264	17,583	4,739	658	19,588	685	658	26,328
Quarterly Data
2014: 1st quarter	669	702	2,457	162	65	4,055	1,067	136	4,411	160	154	5,928
2nd quarter	755	791	2,772	183	73	4,574	1,280	164	5,293	192	185	7,114
Quarterly Data - Forecast
3rd quarter	879	922	3,229	213	85	5,328	1,370	175	5,663	206	198	7,612
4th quarter	804	843	2,953	195	78	4,873	1,261	161	5,210	189	182	7,003
We have noted the following trends which we believe affect our industry:

•
the number of housing starts and window shipments in the United States has increased in recent years following a dramatic decline from 2007 through 2011. The NAHB expects this trend to continue for the next several years, which should result in higher demand for our fenestration products;

•
the recent growth in the housing market has been predominately in new construction which has outpaced the growth in the residential remodeling and replacement sector; the recent recovery in new home construction in the United States has been led by multi-family homes for which window to unit ratios are lower compared to mid- and higher priced homes; the current growth in single-family homes has seen the share of the large tract builders increase and the smaller custom builders decrease; and multi-family and tract homes typically employ lower cost, less energy efficient windows;

•
programs in the United States such as Energy Star have improved customer awareness of the technological advances in window and door energy-efficiency, but the government has been reluctant to enforce stricter energy standards;

•	higher energy efficiency standards in Europe should favorably impact sales of our insulating glass spacer products in the short- to mid-term; and

•	commodity prices have fluctuated, including resin, which has negatively impacted the margins of our vinyl extrusion products, and butyl which has favorably impacted our insulating glass products.
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

•
realize favorable profitability in our manufacturing processes through: (1) ongoing preventive maintenance programs; (2) better utilization of our capacity by focusing on operational efficiencies and reducing scrap; (3) marketing our value added products; and (4) focusing on employee safety;

•	offer logistic solutions that provide our customers with just-in-time service which can reduce their processing costs; and

•
pursue targeted business acquisitions which may include vertically integrated vinyl extrusion businesses or screen manufacturers, that allow us to expand our existing fenestration footprint, enhance our existing product offerings, acquire complementary technology, enhance our leadership position within the markets we serve, and expand into adjacent markets or service lines.

Business Segments
We have four operating segments which we aggregate into one reportable business segment. Prior to April 1, 2014, we presented two reportable operating segments: (1) Engineered Products and (2) Aluminum Sheet Products. In addition, we recorded LIFO inventory adjustments, corporate office charges and inter-segment eliminations as Corporate & Other. On April 1, 2014, we sold Nichols, the sole operating segment included in our Aluminum Sheet Products reportable segment. To account for Nichols as a discontinued operation, we reclassified certain costs from Corporate & Other to Nichols, including a portion of the LIFO reserve, as well as insurance accruals related to workers compensation claims, to properly reflect these direct expenses as a component of the disposal group. The accounting policies of our operating segments are the same as those used to prepare our accompanying consolidated financial statements.
We produce window and door components for original equipment manufacturers that primarily serve the residential new construction, and residential remodeling and replacement markets. We manufacture insulating glass (IG) spacer systems, window and door profiles, window and patio door screens, aluminum cladding and other roll formed metal window components, door components such as thresholds and astragals, patio screen doors and custom window grilles, trim and architectural moldings in a variety of woods, thin film solar panel sealants, and engineered wood flooring. We operate three flexible IG spacer facilities, five polyvinyl chloride (PVC) extrusion facilities, four fabricated metal components operations, nine facilities producing window and door screens, two facilities producing wood fenestration (door and window) components, and one facility producing engineered wood flooring.  The insulating glass products use compound-extrusion and laminating technology to produce highly engineered insulating glass spacer products that are produced from butyl, ethylene propylene dieneterpolymer (EPDM), composite and silicone-based raw materials. These window spacer products separate two or three panes of glass in an IG unit to improve its thermal performance. Our vinyl extrusion facilities use automated production processes to manufacture vinyl and composite profiles which constitute the framing material used in the assembly of vinyl windows and patio doors.
We believe our strengths include design expertise, new technology development capability, customer service, just-in-time delivery systems, high quality manufacturing ability to generate unique patented products and industry and governmental advocacy.
Raw Materials and Supplies
We purchase a diverse range of raw materials, which include PVC, epoxy resin, butyl, titanium dioxide (TiO2) desiccant powder, silicone and EPDM rubber compounds, coated and uncoated aluminum sheet and wood (both hardwood and softwood).  These raw materials are generally available from several suppliers at market prices. We may enter into sole sourcing arrangements with our suppliers from time to time if we believe we can realize beneficial savings, but only after we have determined that the vendor can reliably supply our raw material requirements. Although we utilize certain material sole sourcing arrangements, these agreements have termination clauses, and we believe there are other qualified suppliers from which we could purchase raw materials and supplies.
Competition
Our products are sold under highly competitive conditions. We compete with a number of companies, some of which have greater financial resources than us. We believe the primary competitive factors in the markets we serve include price, product quality, delivery and the ability to manufacture to customer specifications. The volume of engineered building products that we manufacture represents a small percentage of annual domestic consumption.
We compete against a range of small and midsize metal, vinyl and wood products suppliers, wood molding companies, and the in-house operations of customers who have vertically integrated fenestration operations. We also compete against IG spacer manufacturing firms. IG systems are used in numerous end markets including residential housing, commercial construction, appliances and transportation vehicles, but we primarily serve the residential housing market. Competition is largely based on regional presence, custom engineering, product development, quality, service and price. Primary competitors include, but are not limited to, Axiall, Veka, Deceuninck, Vision Extrusions, GED Integrated Solutions, Technoform, Swiss Spacer, Thermix, Rite Screen, Allmetal and Endura.
Sales, Marketing, and Distribution
We sell our products to customers in various countries. Therefore, we have sales representatives whose territories essentially cover the United States, Canada, Europe, and to a lesser extent, the Middle East, Latin and South America, Australia and Asia. Our sales force is tasked with selling and marketing our complete range of components, products and systems to national and regional OEMs through a direct sales force in North America and the United Kingdom, supplemented with the limited use of distributors and independent sales agents.
Customers
Certain of our businesses or product lines are largely dependent on a relatively few large customers. See page 56 for related disclosure.
Sales Backlog
We have outstanding sales orders of approximately $14.0 million which are considered to be firm, but have not been fulfilled as of 10/31/2014.  The criteria for revenue recognition has not been met, and therefore, we have not recorded revenue or deferred revenue with regard to these sales orders.  If these sales orders result in a sale, we will record as revenue during Fiscal 2015.
Seasonal Nature of Business
Our business is impacted by seasonality. We have historically experienced lower sales for our products during the first half of our fiscal year as winter weather reduces homebuilding and home improvement activity. Our operating income tends to decline during this period of lower sales because a high percentage of our operating expenses are fixed overhead. We typically experience more favorable results in the third and fourth quarters of the fiscal year. Expenses for labor and other costs are generally semi-variable throughout the year.
Working Capital
We fund operations through a combination of available cash and cash equivalents, short-term investments, and cash flow generated from our operations. In addition, our revolving credit facility is available for working capital needs. We extend credit to our domestic customers in the ordinary course of business generally for a term of 30 days, while the terms for our international customers vary from cash advances to 90 days. Inventory of raw materials are carried in quantities deemed necessary to ensure a smooth production process, some of which are governed by consignment agreements with suppliers. We strive to maintain minimal finished goods inventories, while ensuring an adequate supply on hand to service customer needs.
Service Marks, Trademarks, Trade Names, and Patents
Our federally registered trademarks or service marks include QUANEX, QUANEX and design, "Q" design, TRUSEAL TECHNOLOGIES, DURASEAL, DURALITE, SOLARGAIN EDGE TAPE, ENVIROSEALED WINDOWS, EDGETHERM, COLONIAL CRAFT, EDGETECH, ECOBLEND, SUPER SPACER, TSS, TRUE WARM, E & Design, QUIET EDGE, HEALTH SMART WINDOWS, ENERGY WISE WINDOWS, DESI-ROPE, 360 and design, INTELLICLIP, SUSTAINAVIEW, MIKRON, MIKRONWOOD, MIKRONBLEND, MIKRON BLEND and design, ENERGYCORE, FUSION INSULATED SYSTEM, AIRCELL, SUPERCOAT, SUPERCAP, STYLELOCK, STYLELOCK and design, K2 MIKRON and design, HOMESHIELD, HOMESHIELD and design, and STORM SEAL. We consider the following marks, design marks and associated trade names to be valuable in the conduct of our business: HOMESHIELD, COLONIAL CRAFT, TRUSEAL TECHNOLOGIES, EDGETECH, MIKRON and QUANEX. Generally, our business does not depend on patent protection, but patents obtained with regard to our vinyl extrusion products and processes, fabricated metal components and IG spacer products business remain a valuable competitive advantage over other building products manufacturers. We obtain patent protection for various dies and other tooling created in connection with the production of customer-specific vinyl profile designs and vinyl extrusions. Our fabricated metal components business obtains patent protection for its thresholds. Our window sealant business unit relies on patents to protect the design of several of its window spacer products. Although we hold numerous patents, the proprietary process technology that has been developed is also considered a source of competitive advantage.
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
Environmental Compliance Costs
We have incurred expenses to comply with existing environmental regulations which total approximately $0.4 million, $0.3 million and $0.2 million for the years ended October 31, 2014, 2013 and 2012, respectively. We have not incurred capital expenditures related to environmental matters during these years and we do not expect to incur such costs for fiscal 2015. However, future expenditures relating to environmental matters may result from the identification of new environmental issues, changes in regulations or environmental laws, or governmental actions with regards to existing sites. We will continue to have expenditures beyond fiscal 2014 in connection with environmental matters, including control of air emissions, control of water discharges and plant decommissioning costs. It is not possible at this time to reasonably estimate the amount of those expenditures, except as discussed above, due to uncertainties about emission levels, control technologies, the positions of governmental authorities and the application of requirements to us. Based upon our experience to date, we do not believe that our compliance with environmental requirements will have a material adverse effect on our operations, financial condition or cash flows.
Employees
As of October 31, 2014, we had 2,206 employees. Of these employees, 2,075 were domiciled in the United States, 64 in the United Kingdom, and 67 in Germany.
Geographic Information
Our manufacturing facilities and all long-lived assets are located in the United States, United Kingdom and Germany. Financial information specific to each geographic area is located in note 18 of the accompanying financial statements.
For Investors
We periodically file or furnish documents to the Securities and Exchange Commission (SEC), including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports as required. These reports are also available free of charge from the Investor Relations Section of our website at http://www.quanex.com, as soon as reasonably practicable after we file such material, or furnish it to the SEC. As permitted by the SEC rules, we post relevant information on our website. However, the information contained on our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report.
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
We are subject to business risks and general economic factors that are largely out of our control, including primary drivers of our business which are residential remodeling, replacement activities, and housing starts, any of which could have a material adverse effect on our business, financial condition and results of operations.
The primary drivers of our business are residential remodeling and replacement activities and housing starts. The home building and residential construction industry is cyclical and seasonal, and product demand is based on numerous factors such as interest rates, general economic conditions, consumer confidence and other factors beyond our control. Declines in the number of housing starts and remodeling expenditures resulting from such factors could have a material adverse effect on our business, results of operations and financial condition. The downturn in the housing market which occurred from 2007 through 2011 had an adverse effect on our operating results. A prolonged decline in activity levels in the homebuilding industry or in the broader economic conditions of the markets where we operate could decrease demand and pricing for our products and have adverse effects on our operations and financial results.
Our business is subject to a number of general economic factors that may adversely affect our business, financial condition and results of operations, many of which are largely out of our control. These factors include domestic and international recessionary economic cycles, changes in foreign currency exchange rates and overall volatility in our customers' business cycles which may result in changes to their business practices, particularly in market segments and industries where we have a significant concentration of customers. These conditions could affect our business through the insolvency of key suppliers resulting in product delays, the inability of customers to obtain credit to finance purchases of our products, an inability of customers to pay accounts receivable owed to us, or delays in the payment of such receivables. Additionally, in a period of generally poor economic conditions, our assets may become impaired.
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
We require and use significant amounts of raw materials, such as butyl, titanium dioxide, and vinyl resin in our manufacturing facilities. All of these materials are purchased from outside sources. We do not have long-term contracts for the supply of most of our raw materials and many of our raw materials are purchased at market prices that may fluctuate dramatically. The availability and prices of raw materials may be subject to curtailment or change due to new laws or regulations, suppliers' allocations to other purchasers, or interruptions in production by suppliers. Any change in the supply of, or price for, these raw materials or energy costs could affect our ability to timely and cost-effectively manufacture products for our customers.
Our business depends on supplier relationships, insurance providers, and other vendors, and any disruption in these relationships may cause damage to our customer relationships or delays to our business.
There can be no assurance that our suppliers will be able to meet our future requirements for products and components in a timely fashion or at economically attractive pricing. In addition, our suppliers require an accurate forecast of our supply needs in order to ensure the availability of many of the components used in our business. If there are delays in deliveries by vendors, we could lose sales and damage our customer relationships. If we select alternate suppliers for any of our required components, the qualification and pre-production period required to accept product from the new suppliers could be lengthy resulting in delays in our ability to provide products to our customers, or may cause an increase in component costs. Any extended interruption in the supply of the key components that we currently obtain from limited sources could disrupt our operations and have a material adverse effect on our customer relationships and our profitability.
We are subject to various environmental requirements. Compliance with, or liabilities under, existing or future environmental laws and regulations could significantly increase our costs of doing business.
We are subject to extensive federal, state and local laws and regulations concerning the discharge of materials into the environment and the remediation of chemical contamination. To satisfy such requirements, we must make capital and other expenditures on an on-going basis. Future expenditures relating to environmental matters will necessarily depend upon whether such regulations and future government decisions or interpretations of these regulations apply to us and our facilities. It is likely that we will be subject to increasingly stringent environmental standards, and we will incur additional expenditures to comply with such standards. Furthermore, if we fail to comply with applicable environmental regulations, we could be subject to substantial fines or penalties and to civil and criminal liability. During the fiscal years ended October 31, 2014, 2013 and 2012, we spent approximately $0.4 million, $0.3 million and $0.2 million, respectively, on environmental compliance.
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
If our competitors introduce new products to the market or if new competitors enter the market we serve, then we may experience a loss of customers and revenues and lower earnings.
If our relationship with our employees were to deteriorate, we could be faced with labor shortages, disruptions or stoppages, which could shut down certain of our operations or delay deliveries to our customers, and thereby impact our financial condition, results of operations and cash flows.

Our operations rely heavily on our employees, and any labor shortage, disruption or stoppage caused by poor relations with our employees could shut down certain of our operations. Any failure to maintain favorable relations with our non-union employees might result in a work stoppage that could reduce our operating margins and income. We are not party to any collective bargaining agreements at October 31, 2014.
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
An interruption in production capabilities at any of our facilities due to equipment failure or other reasons could result in our inability to manufacture products, which could result in lower sales and earnings. In addition, we generally manufacture our products on a build to order basis, and seek to keep our inventory levels low. If there is a stoppage in production at any of our manufacturing facilities, even if only temporarily, or if we experience delays as a result of events that are beyond our control, delivery times could be severely affected. Any significant delay in deliveries to our customers could lead to increased returns or cancellations of orders, which may cause us to lose future sales. We could incur losses as a result of unanticipated catastrophic events such as fires, explosions or violent weather conditions. In the past we have, and in the future we may, experience plant shutdowns or periods of reduced production as a result of equipment failure, delays in deliveries or catastrophic loss, which could have a material adverse effect on our results of operations or financial condition. In addition, our insurance coverage may not be adequate to compensate us for all losses that result from any of these events.
Product liability claims and product replacements could harm our reputation, sales and financial condition.
We design and manufacture most of our products, and we expect to continue to do so. We have, on occasion, found flaws and deficiencies in the manufacturing, design, testing or installation of our products. Some deficiencies may not become apparent until after the products are installed by customers.
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
Our business involves complex manufacturing processes. Some of these processes involve high pressures, temperatures, and other hazards that present certain safety risks to workers employed at our manufacturing facilities. The potential exists for accidents involving death or serious injury. The potential liability resulting from any such accident, to the extent not covered by insurance, could cause us to incur unexpected cash expenditures, thereby reducing the cash available to operate our business. Such an accident could disrupt operations at any of our facilities, which could adversely affect our ability to deliver product to our customers on a timely basis and to retain our current business.
Flaws in the design or manufacture of our products could cause future product liability or warranty claims for which we do not have adequate insurance or may negatively affect our reputation among customers.
Our products are essential components used in the homebuilding, commercial construction and solar industries. Problems in the design or manufacture of our products could result in property damage, personal injury or death. While we believe that our liability insurance is adequate to protect us from future product liability and warranty liabilities, our insurance may not cover all liabilities or be available in the future at a cost acceptable to us. In addition, if any of our products prove to be defective, we may be required to participate in a recall involving such products. A successful claim brought against us in excess of available insurance coverage, if any, or a requirement to participate in any product recall, could significantly reduce our profits or negatively affect our reputation with customers. In addition, flaws in our products could lead to customer dissatisfaction and complaints, weaken our customer relationships, damage our reputation in the industry and result in a loss of revenue or customers.
Our credit facility contains certain financial covenants that limit the aggregate availability of funds and may restrict our ability to acquire businesses.
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

These restrictions may impede our ability to successfully execute an active acquisition program, which is an important component of our future growth strategy. Our failure to comply with the terms and covenants in our credit facility could lead to an event of default, as defined in the agreement, which may entitle the lenders to accelerate the maturity of our indebtedness and permit the lenders to declare all amounts owed to be currently due and payable.
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
We record the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and the amounts reported in our consolidated balance sheets, as well as net operating losses and tax credit carry forwards. We evaluate the carrying value of the net deferred tax assets and determine whether we will be able to generate sufficient future taxable income to realize our deferred tax assets. If our estimates and assumptions about future results indicate we will not generate sufficient taxable income to realize our deferred tax assets, we would record a valuation allowance against a portion of our deferred tax assets. As of October 31, 2014, we have deferred tax assets of $41.7 million, and we have recorded a valuation allowance of $1.4 million associated with certain net operating loss carry forwards which we believe may not be realizable for state income tax purposes. Our estimates of future taxable income must be evaluated, to some extent, based on historical experience. We have recorded net income for the year ended October 31, 2014 and losses for each of the years ended October 31, 2013 and 2012. If we incur three years of cumulative losses, after adjusting for certain non-recurring events and transactions, we may be required to increase our valuation reserve on our deferred tax assets. This change would result in an increase in income tax expense and would likely have a material impact on our financial position, results of operations and cash flows.
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
We purchase insurance as part of our risk management strategy. An insurer's insolvency or refusal to make payments under the terms of agreements with us could have an adverse effect on our results of operations or liquidity. If one of our insurance carriers entered into liquidation proceedings, our ability to recover amounts due for outstanding claims or to pursue recoveries from such an insurer for future claims could be affected.
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

Location	Character & Use of Property
Houston, Texas (Lease expires 2023)	Executive corporate office
Rice Lake, Wisconsin	Fenestration products
Chatsworth, Illinois	Fenestration products
Richmond, Indiana	Fenestration products
Solon, Ohio (Lease expires 2017)	Flexible spacer, and adhesive research and sales
Luck, Wisconsin	Fenestration products
Richmond, Kentucky	Vinyl and composite extrusions
Winnebago, Illinois	Vinyl extrusions
Mounds View, Minnesota (Lease expires 2016)	Fenestration products
Kent, Washington (Lease expires 2020)	Vinyl and composite extrusions
Yakima, Washington (Lease expires 2016)	Vinyl extrusions
Dubuque, Iowa (Leased expires 2017)	Fenestration products
Shawano, Wisconsin (Lease expires 2020)	Wood flooring
Cambridge, Ohio, (Lease expires 2021)	Flexible spacer and solar adhesives
Coventry, United Kingdom	Flexible spacer
Heinsberg, Germany (Lease expires 2025)	Flexible spacer
Sacramento, California (Lease expires 2016)	Screens for vinyl windows and doors
Des Moines, Iowa (Lease expires 2019)	Screens for vinyl windows and doors
Phoenix, Arizona (Lease expires 2015)	Screens for vinyl windows and doors
Denver, Colorado (Lease expires 2015)	Screens for vinyl windows and doors
Paris, Illinois (Leased month to month)	Screens for vinyl windows and doors
Parkersburg, West Virginia (Lease expires 2017)	Screens for vinyl windows and doors
Fontana, California (Lease expires 2019)	Screens for vinyl windows and doors
Perrysburg, Ohio (Lease expires 2019)	Screens for vinyl windows and doors
Chehalis, Washington (Leases expire 2015 & 2019)	Screens for vinyl windows and doors
Greenville, Texas (Lease expires 2020)	Vinyl extrusions
We believe our operating properties are in good condition and well maintained, and are generally suitable and adequate to carry on our business. In fiscal 2014, our facilities operated at approximately 46% of capacity.
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

	NX Stock Price		Cash Dividends
Period	High	Low	Declared
Quarter ended October 31, 2014	$20.26	$16.96	$0.04
Quarter ended July 31, 2014	19.16	16.50	0.04
Quarter ended April 30, 2014	21.42	17.78	0.04
Quarter ended January 31, 2014	20.54	16.98	0.04
Quarter ended October 31, 2013	21.84	15.66	0.04
Quarter ended July 31, 2013	18.95	15.87	0.04
Quarter ended April 30, 2013	21.22	15.37	0.04
Quarter ended January 31, 2013	$22.27	$18.03	$0.04
The terms of our revolving credit agreement do not specifically limit the total amount of dividends or other distributions to our shareholders. Dividends and other distributions are permitted so long as after giving effect to such dividend or stock repurchase, there is no event of default.
There were approximately 2,561 holders of our common stock (excluding individual participants in securities positions listings) on record as of December 8, 2014.

Equity Compensation Plan Information

The following table summarizes certain information regarding equity compensation to our employees, officers and directors under equity compensation plans as of October 31, 2014:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,588,389	$16.21	1,278,606

Issuer Purchases of Equity Securities
Set forth below is a table summarizing the program and the repurchase of shares during the quarter ended October 31, 2014.

	Periods Ended (a) Total Number of Shares Purchased (1)	Periods Ended (b) Average Price Paid per Share (1)	Periods Ended (c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Periods Ended (d) Maximum US Dollars Remaining that May Yet Be Used to Purchase Shares Under the Plans or Programs (1)
August 1, 2014 through August 31, 2014	—	—	—	$75,000,000
September 1, 2014 through September 30, 2014	316,900	$18.33	316,900	$69,192,195
October 1, 2014 through October 31, 2014	999,426	$18.44	999,426	$50,786,877
Total	1,316,326	$18.39	1,316,326

(1) Our Board of Directors approved a stock repurchase program that authorized the repurchase of 2,000,000 shares of our common stock (1,000,000 on May 27, 2010 and 1,000,000 on August 25, 2011). No shares were purchased under this program in fiscal 2014 and there were 905,663 shares available under the program prior to its cancellation in September 2014. Our Board cancelled this existing program on September 5, 2014, and approved a new stock repurchase program authorizing us to use up to $75.0 million to purchase shares of our common stock. Repurchases under the new program will be made in open market transactions or privately negotiated transactions, subject to market conditions, applicable legal requirements and other relevant factors. The program does not have an expiration date.

For the period from September 5, 2014 through October 31, 2014, we purchased 1,316,326 shares at a cost of $24.2 million under the new program.

Stock Performance Graph
The following chart represents a comparison of the five year total return of our common stock to the Standard & Poor’s 500 Index (S&P 500), the Russell 2000 Index, and a peer group index selected by us, which includes companies offering similar products and services as ours. The companies included in the peer group are American Woodmark Corp, Apogee Enterprises Inc, Builders FirstSource Inc, Drew Industries Inc, Eagle Materials Inc, Gibraltar Industries Inc, Griffon Corp, Louisiana-Pacific Corp, Simpson Manufacturing Company Inc, Trex Company Inc, NCI Building Systems Inc, Nortek Inc, Ply Gem Holding Inc, and Universal Forest Products Inc.

INDEXED RETURNS	For the Years Ended
Company Name / Index	10/31/2009	10/31/2010	10/31/2011	10/31/2012	10/31/2013	10/31/2014
Quanex Building Products Corporation	$100	$122.18	$101.04	$136.69	$124.03	$140.83
S&P 500 Index	100	116.52	125.94	145.09	184.52	216.39
Russell 2000 Index	100	126.58	135.07	150.35	204.90	218.07
Peer Group	$100	$106.57	$101.15	$172.16	$217.02	$230.41

Item 6. Selected Financial Data.
The following table presents selected historical consolidated financial and operating data for the periods shown. The selected consolidated financial data as of October 31, 2014, 2013, 2012, 2011 and 2010 and for each of the fiscal years then ended was derived from our audited consolidated financial statements for those dates and periods, adjusted for discontinued operations, as indicated. The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Fiscal Years Ended October 31,
	2014(1)(6)	2013(1)(2)	2012(1)(3)(5)(6)	2011(1)(4)(6)(7)	2010(1)(7)
	(Dollars in thousands, except per share data)
Consolidated Statements of Income
Net sales	$595,384	$554,867	$478,578	$420,258	$361,062
Cost and expenses:
Cost of sales	464,584	419,733	355,669	315,765	267,614
Selling, general and administrative	82,150	98,969	100,884	75,918	62,110
Depreciation and amortization	33,869	53,521	29,975	25,390	19,879
Asset impairment charges	505	1,465	912	1,799	—
Operating income (loss)	14,276	(18,821)	(8,862)	1,386	11,459
Non-operating income (expense):
Interest expense	(562)	(621)	(431)	(430)	(420)
Other, net	92	170	225	(510)	2,651
Income (loss) from continuing operations before income taxes	13,806	(19,272)	(9,068)	446	13,690
Income tax benefit (expense)	(5,468)	6,888	2,507	(857)	(5,924)
Income (loss) from continuing operations	8,338	(12,384)	(6,561)	(411)	7,766
Income (loss) from discontinued operations, net of taxes	20,896	681	(9,973)	9,477	15,332
Net income (loss)	$29,234	$(11,703)	$(16,534)	$9,066	$23,098
Basic earnings per common share:
Basic earnings (loss) from continuing operations	$0.22	$(0.34)	$(0.18)	$(0.01)	$0.21
Basic earnings (loss) from discontinued operations	0.57	0.02	(0.27)	0.25	0.41
Basic earnings (loss) per share	$0.79	$(0.32)	$(0.45)	$0.24	$0.62
Diluted earnings per common share:
Diluted earnings (loss) from continuing operations	$0.22	$(0.34)	$(0.18)	$(0.01)	$0.21
Diluted earnings (loss) from discontinued operations	0.56	0.02	(0.27)	0.25	0.40
Diluted earnings (loss) per share	$0.78	$(0.32)	$(0.45)	$0.24	$0.61
Cash dividends declared per share	$0.16	$0.16	$0.16	$0.16	$0.14
Other Financial & Operating Data
Income (loss) from continuing operations, percent of net sales	1.4%	(2.2)%	(1.4)%	—%	2.2%
Cash provided by operating activities	$20,778	$43,519	$26,478	$52,944	$89,132
Cash provided by (used for) investing activities	74,124	(59,687)	(41,704)	(135,367)	(15,785)
Cash used for financing activities	(24,459)	(4,869)	(3,928)	(14,914)	(9,370)
Acquisitions, net of cash acquired	5,161	22,096	—	110,845	1,590
Capital expenditures	$33,779	$37,931	$42,871	$25,312	$14,720
Selected Consolidated Balance Sheet Data at Year End
Cash and cash equivalents	$120,384	$49,734	$71,252	$89,616	$187,176
Total assets	517,113	571,815	589,538	584,929	591,250
Long-term debt, excluding current portion	586	701	789	860	951
Total liabilities	$96,193	$155,621	$167,711	$147,703	$149,818

(1)
In April 2014, we sold Nichols to Aleris. Accordingly, the assets and liabilities of Nichols were reported as discontinued operations in the consolidated balance sheets for the applicable periods presented, and the related operating results are reported as discontinued operations in the consolidated statements of income (loss) presented, as applicable.

(2) In December 2012, we acquired substantially all the assets of Alumco, Inc. and its subsidiaries, a manufacturer of window screens, with multiple facilities within the United States.
(3) In fiscal 2012, we experienced a strike at two of our facilities in Davenport, Iowa, (included in discontinued operations) which had a negative impact on operating income of approximately $11.1 million ($7.3 million net of tax), including a reduction in sales volume and incremental direct costs.
(4) In March 2011, we acquired Edgetech, I.G. Inc. and its German subsidiary. Headquartered in Cambridge, Ohio, Edgetech has three manufacturing facilities, one each in the United States, United Kingdom and Germany, that produced and marketed a full line of warm edge insulating glass spacer systems for window and door customers in North America and abroad. In March 2011, we also acquired a small vinyl extrusion facility in Yakima, Washington. Accordingly, the estimated fair value of assets acquired in the acquisition and the results of operations were included in our consolidated financial statements as of the effective date of the acquisition.
(5) In November 2011, we announced a consolidation program for two of our insulating glass manufacturing facilities, whereby we closed a facility in Barbourville, Kentucky. This facility consolidation was completed ahead of schedule in August 2012. In fiscal 2012, we recorded expenses totaling $9.0 million ($5.9 million net of tax) related to this consolidation.
(6) During fiscal 2011, we recognized an expense of $1.9 million ($1.1 million net of tax) to increase our warranty reserve associated with a discontinued legacy product and claims. In fiscal 2014, we decreased our warranty reserve and reduced expense by $2.9 million ($1.8 million net of tax) related to claims associated with this discontinued legacy product.
(7) In 2010, we closed a start-up facility in China due to contraction of demand and a decision to serve the international thin film solar panel markets from our North American operations. Accordingly, the assets and liabilities of this start-up facility in China were reported as discontinued operations in the consolidated balance sheets for the applicable periods presented, and the related operating results are reported as discontinued operations in the consolidated statements of income presented, as applicable.

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
Our Business
We manufacture energy efficient window components that include (1) flexible insulating glass spacers, (2) extruded vinyl profiles, (3) window and door screens, (4) solar panel sealants and (5) precision-formed metal and wood products for original equipment manufacturers (OEMs) in the residential and commercial window and door industries. We use low-cost production processes and engineering expertise to provide our customers with specialized products for their specific window and door applications. We believe these capabilities provide us with unique competitive advantages. We serve a primary customer base in North America, and also serve customers in international markets through our operating plants in the United Kingdom and Germany, as well as through sales and marketing efforts in other countries.
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
We have four operating segments which we aggregate into one reportable business segment. The accounting policies of our operating segments are the same as those used to prepare our accompanying consolidated financial statements.
Recent Transactions and Events
On April 1, 2014, we sold our interest in a limited liability company which held the net assets of our Nichols Aluminum business (Nichols) to Aleris International, Inc. (Aleris), a privately held Delaware corporation which provides aluminum rolled products and extrusions, aluminum recycling and specification aluminum alloy production. We received net proceeds of $107.4 million, which includes a working capital adjustment of $2.6 million which we paid in June 2014, resulting in a gain on the transaction of $24.1 million, net of related taxes of $15.1 million. Our purchases of aluminum product from Nichols for the years ended October 31, 2014, 2013 and 2012 were $14.9 million, $12.6 million and $11.9 million, respectively.
Prior to the sale, Nichols was the sole operating segment included in our Aluminum Sheet Products reportable segment. Consistent with U.S. GAAP, we have recorded this business as a discontinued operation for all periods presented, and reclassified the results of operations of Nichols into a single caption on the accompanying statements of income (loss) as “Income (Loss) from Discontinued Operations, net of Taxes.” Therefore, our operating segment disclosure includes only one reportable segment for the years ended October 31, 2014, 2013 and 2012.
In November 2013, Nichols experienced a fire at its Decatur, Alabama facility, which damaged a cold mill used to press aluminum sheeting to a desired thickness. The loss was insured, subject to a $0.5 million deductible. We capitalized $6.5 million to rebuild the asset, which was returned to service as of March 31, 2014. We incurred an additional $2.3 million associated with this loss, including an impairment of $0.5 million related to retirement of the asset, moving costs, outside service costs, clean-up and the deductible. To date, we have received insurance proceeds of $4.8 million. We expect to receive total insurance proceeds of approximately $8.1 million, resulting in an expected gain on involuntary conversion of $5.7 million. We estimate the remaining unrecognized gain on involuntary conversion at $3.3 million. We expect to recognize this gain during fiscal 2015, when and to the extent that insurance proceeds are received, which will result in an increase in income from discontinued operations, net of tax.
In December 2013, we acquired certain vinyl extrusion assets of Atrium Windows and Doors, Inc. (Atrium) at a facility in Greenville, Texas, for $5.2 million in cash (Greenville). We accounted for this transaction as a business combination resulting in an insignificant gain on the purchase. We entered into a supply agreement with Atrium related to the products manufactured at Greenville. We believe this acquisition expanded our vinyl extrusion capacity and positioned us with a platform from which to better serve our customers in the southern United States.

In August 2013, we ceased all activities associated with our enterprise resource planning (ERP) implementation and migrated several operating units which were utilizing the ERP prior to August 2013 back to legacy systems as of October 31, 2013, although we continue to use certain elements of the ERP at the corporate office. We recorded a change in accounting estimate during the fourth quarter of 2013 and accelerated depreciation associated with certain ERP assets. We incurred charges related to termination benefits and contract termination costs which were not deemed significant.
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
In December 2012, we acquired substantially all of the assets of Alumco Inc. and its subsidiaries (Alumco) for $22.1 million which included a working capital adjustment received of $0.4 million, and subject to an earn-out provision for which the criteria for additional compensation was not met. The purchase of Alumco allowed us to expand the scope of our fenestration business to include screens for vinyl windows and door manufacturers, and to expand our geographic reach throughout the United States. We believe this acquisition allowed us to build upon our national and regional original equipment manufacturer (OEM) customer base and to enhance our distribution capabilities. We recorded tax-deductible goodwill of $2.8 million in conjunction with this transaction.
Market Overview and Outlook
We believe the primary drivers of our operating results continue to be North American new home construction and residential remodeling and replacement (R&R) activity. We believe that housing starts and window shipments are indicators of activity levels in the home building and window industries, and we use this data, as published by or derived from third-party sources, to evaluate the market.
Housing starts and window shipments in the United States have increased in recent years, although the rate of increase in 2014 has been slower than forecasted when the housing recovery began in 2010. The National Association of Homebuilders (NAHB) has forecasted calendar-year housing starts to increase from 1.0 million units in 2013 to 1.1 million units in 2014 and 1.2 million units in 2015, reflecting increasing consumer confidence and a healthier economy. Ducker Worldwide, LLC (Ducker), a consulting and research firm, indicated that window shipments in the R&R market are expected to increase from 26.3 million units in 2013 to 27.8 million units in 2014 and 29.2 million units in 2015, and new construction window shipments are forecasted to increase at a higher pace. Derived from reports published by Ducker, the overall growth in window shipments for the trailing twelve-month period ended September 30, 2014 was 5.3%. During this period, growth in new construction increased 7.8%, while growth in R&R activity increased 3.7%. Growth in new construction continues to outpace the growth in R&R, with a greater portion of the new construction associated with multi-family housing. According to the July 31, 2014 publication, "Multifamily Mid Year Outlook 2014" by the Federal Home Loan Mortgage Corporation, a public government-sponsored enterprise, the economic recession has resulted in an estimated 3.9 million delayed household formations. With supply of single-family homes tight and rising home prices, we believe this delay in housing formation has contributed to the growth in multi-family housing, particularly with Millennials, 18-to-34-year-olds, who account for 75% of estimated housing demand and are more likely to rent than buy.
The United States government has not changed energy standards recently, but higher energy efficiency standards in Europe are positively impacting the industry. We continue to be optimistic about our growth prospects in Europe, particularly in the United Kingdom, Germany and Scandinavian countries, where the push for higher energy efficiency standards has been the strongest. Older technology cold-edge spacers are still a dominant force in these regions and garner a larger portion of the total market share in Europe relative to the United States. We operate warm-edge spacer plants in the United Kingdom and in Germany, where we added a third production line during the fourth quarter of 2013. We have experienced some challenges in Europe associated with product defects, which have been alleviated with the implementation of a replacement component for our warm-edge spacer products during 2014. We believe we can become the provider of choice as demand for more energy-efficient warm edge spacers grows and eventually displaces cold edge spacers.
The housing recovery continues to improve in the United States, but there remain challenges to growth prospects in the fenestration market that we serve. We have experienced an increase in demand for our products in Europe, Australia and Scandinavia, but slow recovery in Canada. In the United States, our growth is somewhat dependent upon the growth of our customers, particularly the national OEMs. If these customers lose market share or exert pricing pressure on us, our business may be negatively impacted. Furthermore, our growth can be impeded by the availability and pricing of critical raw materials, and our ability to pass this incremental cost to our customers through surcharges. Finally, our business is subject to seasonality, as window installation levels generally increase during the summer months and decrease during the winter months due to inclement weather.

Comparison of the fiscal years ended October 31, 2014 and 2013
This table sets forth our consolidated results of operations for the twelve-month periods ended October 31, 2014 and 2013.

	For the Years Ended October 31,
	2014		2013		2014 vs. 2013
	Amounts	% of Sales	Amounts	% of Sales	$ Change	% Change
	(Dollars in millions)
Net sales	$595.4	100%	$554.9	100%	$40.5	7%
Cost of sales	464.6	78%	419.7	76%	44.9	11%
Selling, general and administrative	82.1	14%	99.0	18%	(16.9)	(17)%
Depreciation and amortization	33.9	6%	53.5	10%	(19.6)	(37)%
Asset impairment charges	0.5	—%	1.5	—%	(1.0)	(67)%
Operating income (loss)	14.3	2%	(18.8)	(3)%	33.1	176%
Interest expense	(0.6)	—%	(0.7)	—%	0.1	(14)%
Other, net	0.1	—%	0.2	—	(0.1)	(50)%
Income tax (expense) benefit	(5.5)	(1)%	6.9	1%	(12.4)	(180)%
Income (loss) from continuing operations	$8.3	1%	$(12.4)	(2)%	$20.7	(167)%
Income (loss) from discontinued operations	$20.9	4%	$0.7	—%	$20.2	2,886%
Net income (loss)	$29.2	5%	$(11.7)	(2)%	$40.9	(350)%
Net Sales. Net sales increased $40.5 million, or 7%, for fiscal 2014 compared to fiscal 2013. The results for 2014 include incremental sales of $12.7 million associated with the Alumco business acquired in December 2012, reflecting a full year of activity in 2014 versus ten months of activity in 2013, as well as the effect of price increases during the latter half of 2014 and higher volume. We experienced higher sales volume for our insulating glass spacer products, including strong core United States sales, increased export sales, better-than-expected results for our solar product line, and favorable sales associated with the European operations, despite some challenges with customer returns and allowances in Europe. In addition, our window screen accessory products were in higher demand in 2014 resulting in favorable pricing, primarily for our wood products. Our vinyl profile product sales were favorably impacted by the volume associated with the Greenville asset acquisition in December 2013, as well as an increase from resin surcharges for a portion of our vinyl profiles as resin prices increased throughout 2014. Our vinyl profile product sales were unfavorably impacted by price concessions, contractual provisions in annual contracts that limit the amount of increased vinyl resin cost we can pass to customers, other pricing pressure and an increase in sales returns and allowances. Overall improvement in the housing market in the United States is trending toward new construction of multi-family homes which generally contain lower-cost, less energy-efficient windows. Window shipments, derived from preliminary data provided by Ducker for the year-over-year twelve-month periods ended September 30, 2014 and 2013, reflect an overall growth rate of 5.3% compared to a growth rate of 5.4% for our year-over-year results during the same period, as adjusted for certain foreign and other results, including pro forma results for Alumco, to be more comparable to Ducker.
Cost of Sales. The increase in cost of sales of $44.9 million, or 11%, for fiscal 2014 compared to fiscal 2013 correlates to a 7% increase in net sales, as described above. The primary reason for the decrease in margin during 2014 was related to a series of resin cost increases, a major raw material used in our vinyl products. We also experienced labor inefficiencies partially attributable to delays associated with new extrusion lines, higher repair and maintenance costs, and freight costs. These increases in cost were partially offset by favorable material price variances for butyl, a commodity used for our IG spacer products, as well as other material savings. We recorded a decrease in warranty accruals of $3.0 million, of which $2.9 million related to a warranty accrual for a specific customer which was settled in December 2013. Furthermore, we continue to evaluate our cost structure to reduce overhead and align our staffing needs to maximize efficiency.
Selling, General and Administrative. Our selling, general and administrative expenses decreased $16.9 million, or 17%, for fiscal 2014 compared to fiscal 2013. Of this amount, $9.9 million represents the cost incurred in 2013 associated with our ERP implementation project which was ceased in August 2013. No such implementation costs were incurred for the comparative period in 2014. In addition, we reduced our headcount associated with the information technology structure that was originally built to support the ERP project; we streamlined our sales and marketing group; and we implemented selective headcount reductions. Costs associated with transaction fees totaled $0.5 million in 2014 compared to $1.0 million of such fees in 2013. Although our stock-based compensation expense declined year-over-year, this decline was offset by an increase in compensation cost associated with long-term incentive arrangements tied to the performance of our common stock. In addition, our incentive compensation costs increased in 2014 as a result of more favorable operating results year-over-year.
Depreciation and Amortization. Depreciation and amortization expense decreased $19.6 million, or 37%, for fiscal 2014 compared to fiscal 2013, primarily associated with the cessation of our ERP project in 2013. For the year ended October 31, 2013, we incurred incremental costs of $19.8 million of depreciation expense associated with the assets placed in service in conjunction with the ERP implementation. When the project ceased in August 2013, the remaining useful lives for the majority of the assets were accelerated to October 2013. Therefore, a relatively small amount of depreciation expense was incurred in fiscal 2014 associated with the ERP implementation effort. In addition, we incurred depreciation expense associated with assets placed into service during 2014, including the Greenville assets acquired in December 2013, partially offset by the incremental depreciation and amortization associated with the Alumco acquisition, which had a larger impact on 2013 since the assets acquired had a relatively short useful life. Also affecting the results was the normal run-off of fixed assets and intangible assets which became fully depreciated during these periods.
Asset Impairment Charges. We recorded an impairment loss of $0.5 million in April 2014 associated with a facility in Barbourville, Kentucky. This facility was subsequently sold in May 2014, resulting in an insignificant realized loss on the sale.
Interest Expense. Interest expense decreased slightly during fiscal 2014 compared to fiscal 2013. During 2013, we borrowed $23.5 million to fund the Alumco acquisition and other working capital needs. This debt was retired within several months. No similar borrowings have occurred during 2014.
Other, Net. Other, net expense was not significant during fiscal 2014 or fiscal 2013, and related primarily to net gains and losses on foreign currency exchange transactions and interest income.
Income Taxes. We recorded income tax expense associated with continuing operations of $5.5 million during fiscal 2014 compared to a tax benefit of $6.9 million during fiscal 2013. The change in tax expense was driven by the change in pre-tax income which totaled $13.8 million for the year ended October 31, 2014 compared to a pre-tax loss of $19.3 million for the year ended October 31, 2013, reflecting an effective tax rate of 39.6% and 35.7% for the respective years. Additional items impacting the effective rate were the foreign tax rate differential, the effect of permanent book-to-tax differences, return to actual results and a discrete item totaling $1.1 million in 2014 associated with the incorporation of our U.K. branch as a subsidiary. In addition, we implemented certain tax strategies during 2014 which we believe will favorably reduce our effective rate in future periods, but had an unfavorable impact on the deferred tax rate for fiscal 2014.
Income (Loss) from Discontinued Operations. We sold Nichols on April 1, 2014 and recorded a gain on the sale of $24.1 million, net of tax of $15.1 million. Excluding this gain, the loss from discontinued operations would have been a loss of $5.1 million for the period from November 1, 2013 (start of the fiscal year) through the date of sale, April 1, 2014, compared to income of $0.7 million for the year ended October 31, 2013. The results for Nichols prior to the sale in 2014 reflected the unfavorable impact of aluminum commodity prices, which contributed to lower throughput and lower volume, partially offset by the gain on involuntary conversion associated with the cold mill fire. The results for Nichols in 2013 include a full-year of activity.

Comparison of the fiscal years ended October 31, 2013 and 2012
This table sets forth our consolidated results of operations for the twelve-month periods ended October 31, 2013 and 2012.

	For the Years Ended October 31,
	2013		2012		2013 vs. 2012
	Amounts	% of Sales	Amounts	% of Sales	$ Change	% Change
	(Dollars in millions)
Net sales	$554.9	100%	$478.6	100%	$76.3	16%
Cost of sales	419.7	76%	355.7	74%	64.0	18%
Selling, general and administrative	99.0	18%	100.9	21%	(1.9)	(2)%
Depreciation and amortization	53.5	10%	30.0	6%	23.5	78%
Asset impairment charges	1.5	—%	0.9	—%	0.6	67%
Operating (loss) income	(18.8)	(3)%	(8.9)	(2)%	(9.9)	111%
Interest expense	(0.7)	—%	(0.4)	—%	(0.3)	75%
Other, net	0.2	—%	0.2	—%	—	—%
Income tax benefit	6.9	1%	2.5	1%	4.4	176%
Loss from continuing operations	$(12.4)	(2)%	$(6.6)	(1)%	$(5.8)	88%
Income (loss) from discontinued operations	$0.7	—%	$(9.9)	(2)%	$10.6	(107)%
Net income (loss)	$(11.7)	(2)%	$(16.5)	(3)%	$4.8	(29)%
Net Sales. The increase in net sales for fiscal 2013 compared to fiscal 2012 was primarily attributable to the following: (1) the acquisition of Alumco on December 31, 2012, which contributed net sales of $49.1 million during the period in 2013; (2) an increase in demand for our insulating glass warm-edge spacers in Europe, particularly in Central Europe, Eastern Europe and Scandinavia, and to a lesser extent, in the United States; (3) higher sales of vinyl window and door profiles, as favorable increases in demand resulted in a higher volume of units shipped, partially offset by the effect of pricing pressure and a decrease in pass-through surcharges for resin; and (4) higher sales for our engineered components products, due largely to higher demand from a national customer. In connection with our European operations, we expanded our plant in Germany to a third production line which became operational in 2013. We expect demand for our warm-edge spacers to remain high in Europe, but to be more challenged in North America, as sales of our higher-end spacer products continue to be negatively affected by the housing downturn in Canada and the recent shift in new construction to multi-family dwellings in the United States.
Cost of Sales. Our cost of sales increased by $64.0 million, or 18%, when comparing fiscal 2013 to fiscal 2012. This increase was slightly higher than the 16% increase in net sales for the respective period. Of this increase in cost of sales, $43.0 million was related to the Alumco acquisition. In addition, we experienced pricing pressure, as well as higher material and labor costs. The profitability of our vinyl products continues to be challenged as we have provided volume discounts for our fastest growing customers and experienced an increase in the cost of resin, which is the primary raw material used to manufacture our vinyl profiles. As sales to certain customers increase, we are obligated to provide greater price concessions in the form of volume discounts, which ultimately reduce our profit margins. We were able to pass some of the higher resin costs on to our customers through price adjustments, but we did absorb a greater proportion of this expense during recent months, as reflected in the decline in overall profit margin year-over-year. As our business grows and throughput increases, we must retain quality workers by providing higher wages, more overtime pay and supplemental indirect labor. To offset these cost increases, we are focused on improving our operational and production efficiencies to lower overall manufacturing overhead costs, although we remain challenged in certain areas, including managing our scrap costs. An increase in material costs has adversely affected our current year gross margins. We completed a plan to consolidate our insulating glass spacer facilities in North America in August 2012. Partially offsetting our increase in cost of sales was consolidation savings in fiscal 2013 totaling $4.7 million.
Selling, General and Administrative. Our selling, general and administrative costs decreased by $1.9 million, or 2%, when comparing fiscal 2013 and fiscal 2012. During fiscal 2012, we incurred $8.0 million of insulating glass consolidation related expenses that did not recur during fiscal 2013. In addition, we estimate annual pre-tax savings as a result of this consolidation of $4.0 million. These decreases in selling, general and administration expense were partially offset by the expense associated with Alumco, which contributed $3.4 million during fiscal 2013. Moreover, in 2010, we adopted an implementation plan with regards to a new enterprise resource planning software. We began the implementation pursuant to this plan, and we incurred costs, of which a portion was expensed and a portion was capitalized as a fixed asset. In connection with this implementation, the amounts expensed as selling, general and administrative expense during the years ended October 31, 2013 and 2012 was $ 10.0 million and $5.5 million, respectively. The initial phase of the ERP implementation was effective March 2013, and we capitalized an asset totaling approximately $20.3 million. We continued to incur costs associated with this initial phase during the succeeding months after the asset was capitalized, all of which was expensed as incurred in accordance with U.S. GAAP. In addition, we began incurring costs pursuant to the next phase of the ERP implementation, a portion of which was expensed and a portion capitalized. Concurrently, we incurred incremental costs related to additional personnel and consultants to support the implementation effort. We also recorded $0.7 million of incremental costs related to our self-insured worker's compensation program; higher costs associated with stock-based compensation expense on a year-over-year basis, partially offset by the benefit associated with other forfeited awards under our compensation plans for which the value is based on our common stock price; higher employee training costs; and transaction costs of $1.0 million incurred in early 2013 associated with the Alumco acquisition. These increases were partially offset by lower incentive accruals based on earnings.
Depreciation and Amortization. Depreciation and amortization expense increased by $23.5 million, or 78%, when comparing fiscal 2013 to fiscal 2012. Of this amount, $2.8 million was related to certain intangible assets and fixed assets we acquired with the Alumco purchase transaction. In addition, we invested approximately $17.7 million for capital improvements during the twelve months ended October 31, 2013, which resulted in additional depreciation expense compared to fiscal 2012. Moreover, an increase of $20.3 million in fiscal 2013 in comparison to fiscal 2012 was primarily related to accelerated depreciation associated with our ERP system. In August 2013, our Board of Directors approved a plan to cease all activities associated with our ERP implementation. Effective October 31, 2013, we transitioned our manufacturing operations that were using the ERP system to legacy systems. We expensed $1.2 million of construction in progress in August 2013. In addition, we incurred one-time termination benefits and minimal contract termination costs during the fourth quarter of 2013. We accelerated depreciation for the first phase of this ERP implementation which resulted in incremental depreciation expense of $15.3 million. In addition, in April 2013, we capitalized an office build-out associated with the new corporate offices in Houston, Texas.
Asset Impairment Charges. We recorded an impairment loss of $1.5 million during fiscal 2013. Of this amount, $0.7 million was related to a write-down of certain land held for sale in Arizona, and $0.8 million was related to a write-down of the facility held for sale in Barbourville, Kentucky, as well as certain other fixed assets. For fiscal 2012, we recorded an impairment loss of $0.9 million associated with our facility in Barbourville, Kentucky.
Income (Loss) from Discontinued Operations. We sold Nichols on April 1, 2014. We account for this business as a discontinued operation. For the year ended October 31, 2013, we recorded income of $0.7 million related to discontinued operations, net of tax, compared to a loss of $10.0 million for the year ended October 31, 2012. The loss in 2012 was largely attributable to a decrease in sales and productivity resulting from a union strike. We incurred higher third-party processing (labor) and material costs as we purchased semi-finished coil from outside parties to fulfill customer orders, and we did not have sufficient labor to run our casting facility at full capacity. The strike was directly related to a decline in volume processed of 12 million pounds. No such strike occurred during fiscal 2013.

Liquidity and Capital Resources
Overview
Our principal sources of funds are cash on hand, cash flow from operations, and borrowings under our $150 million Senior Unsecured Revolving Credit Facility (the Credit Facility).  As of October 31, 2014 we had $120.4 million of cash and equivalents, $140.7 million available under the Credit Facility and outstanding debt of $0.8 million, of which no amounts were outstanding under our Credit Facility.
Cash and cash equivalents increased by $70.7 million during fiscal 2014 due primarily to the sale of Nichols which provided net proceeds of $107.4 million, partially offset by funds used for the Greenville acquisition, capital investments in our manufacturing facilities, dividends paid, treasury shares purchased and on-going operational activities.
Analysis of Cash Flow

The following table summarizes our cash flow results for the years ended October 31, 2014, 2013 and 2012:

	Year Ended October 31,
	2014	2013	2012
	(In millions)
Cash flows provided by operating activities	$20.8	$43.5	$26.5
Cash flows provided by (used in) investing activities	74.1	(59.7)	(41.7)
Cash flows used in financing activities	$(24.5)	$(4.9)	$(3.9)
Operating Activities
Cash provided by operating activities decreased by $22.7 million for the year ended October 31, 2014 compared to the year ended October 31, 2013. A portion of this decrease is attributable to the Nichols business which was sold on April 1, 2014, for which there were five months of activity in 2014 compared to a full-year for 2013. We combine the Nichols discontinued operations with our continuing operations for cash flow presentation as permitted by U.S. GAAP. The overall decline in operating cash flow also reflects an incremental investment in inventory, funding of pension commitments, payments related to long-term incentive arrangements for a retired officer, as well as timing associated with receivable collections and payables. These decreases in operating cash flow were partially offset by an increase in net income, driven by an increase in revenues which generated more cash receipts.
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
Working capital was $186.2 million, $114.4 million and $123.1 million as of October 31, 2014, 2013 and 2012, respectively.
Investing Activities
Cash provided by investing activities totaled $74.1 million for 2014 and cash used for investing activities totaled $59.7 million for 2013, a net increase of $133.8 million. The primary driver of this increase was net proceeds of $107.4 million from the sale of Nichols, an incremental decrease in cash used for acquisitions and capital expenditures of $16.9 million and $4.2 million, respectively, and an increase in cash of $4.8 million for insurance proceeds related to the cold mill fire at Nichols.
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
At October 31, 2014, we had firm purchase commitments of approximately $1.7 million for the purchase or construction of capital assets. We plan to fund these capital expenditures through cash from operations.
Financing Activities
For the years ended October 31, 2014, 2013 and 2012, cash used for financing activities included payment of dividends of $6.0 million, $5.9 million and $5.9 million, respectively; and net repayments of long-term debt of $0.1 million, $0.6 million and $0.3 million, respectively. Cash used for financing activities for the years ended October 31, 2014 and 2012 included amounts used to purchase treasury stock of $22.3 million and $1.3 million, respectively. There were no purchases of treasury stock for the year ended October 31, 2013. Partially offsetting these uses of cash were cash receipts associated with the issuance of common stock pursuant to stock option exercises which provided $3.2 million, $2.6 million and $3.0 million for the years ended October 31, 2014, 2013 and 2012, respectively.
Liquidity Requirements
Our strategy for deploying cash is to invest in organic growth opportunities, develop our infrastructure and make strategic acquisitions. Other uses of cash include paying cash dividends to our shareholders and opportunistically repurchasing our common stock. Any excess cash and cash equivalents are invested in commercial paper with terms of three months or less. Prior to April

2014, we invested in overnight money market funds. The funds were diversified by security type across Treasuries, Government Agencies and Prime Corporate. These funds were all AAA-rated, approved by the National Association of Insurance Commissioners and compliant with Rule 2A-7 of the Investment Company Act of 1940. Our investments are diversified across multiple institutions that we believe are financially sound. We intend to remain in commercial paper, highly rated money market funds, financial institutions and treasuries following a prudent investment philosophy. From time to time, to prepare for potential disruption in the money markets, we may temporarily move funds into operating bank accounts of highly-rated financial institutions to meet on-going operational liquidity requirements. We did not experience any material losses on our cash and marketable securities investments during the years ended October 31, 2014 and 2013. We maintain cash balances in foreign countries which total $3 million as of October 31, 2014. We consider these funds to be permanently reinvested in these countries.
Senior Credit Facility
Prior to January 28, 2013, we maintained a $270.0 million senior unsecured revolving credit facility (the Retired Facility) which had been executed on April 23, 2008 and was scheduled to mature on April 23, 2013. The Retired Facility provided for up to $50.0 million of standby letters of credit, limited based on availability, as defined. Amounts borrowed under the facility were to bear interest at a spread above the London Interbank Borrowing Rate (LIBOR) based on a combined leverage and ratings grid. In addition, the Retired Facility contained restrictive debt covenants, as defined in the indenture, and contained certain limits on additional indebtedness, asset or equity sales and acquisitions. During the fiscal year ended October 31, 2012 and for the period from November 1, 2012 through January 28, 2013, we were in compliance with our debt covenants and did not borrow funds pursuant to the Retired Facility.
We believe that we have sufficient funds and adequate financial resources available to meet our anticipated liquidity needs. We also believe our cash balances and cash flow from operations will be sufficient in the next twelve months and foreseeable future to finance our anticipated working capital requirements, capital expenditures, debt service requirements, treasury share purchases and dividends.
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
The Credit Facility requires us to comply with certain financial covenants, the terms of which are defined therein. Specifically, we must not permit, on a quarterly basis, our ratio of consolidated EBITDA to consolidated interest expense as defined (Minimum Interest Coverage Ratio), to fall below 3.00:1 or our ratio of consolidated funded debt to consolidated EBITDA, as defined (Maximum Consolidated Leverage Ratio), to exceed 3.25:1. The Maximum Consolidated Leverage Ratio is the ratio of consolidated EBITDA to consolidated interest expense, in each case for the previous four consecutive fiscal quarters. EBITDA is defined by the indenture to include proforma EBITDA of acquisitions and to exclude certain items such as goodwill and intangible asset impairments and certain other non-cash charges and non-recurring items. Subject to our compliance with the covenant requirements, the amount available under the Credit Facility is a function of: (1) our trailing twelve month EBITDA; (2) the Minimum Interest Coverage Ratio and Maximum Consolidated Leverage Ratio allowed under the Credit Facility; and (3) the aggregate amount of our outstanding debt and letters of credit. As of October 31, 2014, we were in compliance with the financial covenants set forth in the Credit Facility, as indicated in the table below:

	Required		Actual
Minimum Interest Coverage Ratio	No less than	3.00:1	77.76:1
Maximum Consolidated Leverage Ratio	No greater than	3.25:1	0.15:1
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
As of October 31, 2014, the amount available to us for use under the Credit Facility was limited to $140.7 million and we had outstanding letters of credit of $6.1 million. For the twelve-month period ended October 31, 2014, we did not borrow any amount under the Credit Facility, and thus had no outstanding borrowings at October 31, 2014. The weighted average interest rate on outstanding borrowings during the year ended October 31, 2014 was 1.33%. Our borrowing rate under the Credit Facility was 3.25% and 1.20% for the swing line sub facility and the revolver, respectively, at October 31, 2014.
Repurchases of Outstanding Securities
Our Board of Directors approved a stock repurchase program that authorized the repurchase of 2,000,000 shares of our common stock (1,000,000 on May 27, 2010 and 1,000,000 on August 25, 2011). No shares were purchased under this program in fiscal 2014 and there were 905,663 shares available for repurchase under the program prior to its cancellation in September 2014. Our Board cancelled this program on September 5, 2014, and approved a new stock repurchase program authorizing us to use up to $75.0 million to repurchase shares of our common stock. These purchases will be made in open market transactions or privately negotiated transactions in compliance with the Securities and Exchange Commission rule 10b5-1, subject to market conditions, applicable legal requirements and other relevant factors. As of October 31, 2014, we have purchased 1,316,326 shares valued at $24.2 million, an average price of $18.41 per share, of which $2.0 million had not settled and is recorded as a current liability in the accompanying balance sheet. As of December 8, 2014, our cumulative purchases pursuant to this plan were 1,769,742 shares totaling $33.3 million, an average price of $18.84 per share, including $0.7 million which had not settled.

Contractual Obligations and Commercial Commitments
The following table summarizes our known contractual obligations and commitments as of October 31, 2014:

	Payments Due by Period
	Total	2015	2016-2017	2018-2019	Thereafter
Contractual Obligations:	(In thousands)
Long-term debt, including interest(1)	$798	$206	$291	$201	$100
Operating leases(2)	32,366	6,920	11,233	7,484	6,729
Unconditional purchase obligations(3)	1,738	1,738	—	—	—
Total contractual cash obligations(4)	$34,902	$8,864	$11,524	$7,685	$6,829

(1)	Interest on our long-term debt was computed using rates in effect at October 31, 2014.

(2)	Operating leases include facilities, light vehicles, forklifts, office equipment and other operating equipment.

(3)	The unconditional purchase obligation consists of the purchase of miscellaneous parts.

(4)	This table excludes tax reserves recorded in accordance with ASC Topic 740 “Income Taxes,” as we are unable to reasonably estimate the timing of future cash flows related to these reserves.
During fiscal 2015, we expect to contribute approximately $1.9 million to our pension plan to meet our 100% funding threshold and maintain minimum contribution requirements. Pension contributions beyond 2015 cannot be determined since the amount of any contribution is heavily dependent on the future economic environment and investment returns on pension plan assets. Obligations are based on current and projected obligations of the plans, performance of the plan assets, if applicable, and any participant contributions. At October 31, 2014, we have recorded a long-term liability for deferred pension and postretirement benefits totaling $4.8 million. We believe the effect of the plans on liquidity is not significant to our overall financial condition.
Our supplemental benefit plan and deferred compensation plan liabilities fluctuate based on changes in the market value of certain equity securities, including our common stock. As of October 31, 2014, our liability under the supplemental benefit plan and the deferred compensation plan was approximately $1.9 million and $3.4 million, respectively.
The following table reflects other commercial commitments or potential cash outflows that may result from a contingent event, such as a need to borrow short-term funds for liquidity purposes.

	Amount of Commitment Expiration per Period
	Total	2015	2016-2017	2018-2019	Thereafter
Other Commercial Commitments:	(In thousands)
Standby letters of credit	$6,058	$6,058	$—	$—	$—
Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as such term is defined in the rules promulgated by the SEC, that we believe would be material to investors and for which it is reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Effects of Inflation
Although inflation does impact the cost of raw materials, labor and overhead, we are generally able to recover this cost through pricing. The effect of price inflation in the United States in 2014 as compared to prior years has remained relatively low except with regard to the cost of resin used in our vinyl products. Therefore, we believe inflation has not had a significant effect on our earnings or financial position except as related to the cost of resin.

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
Revenue Recognition
We recognize revenue when products are shipped and title has passed to the customer. Revenue is deemed to be realized or earned when the following criteria is met: (a) pervasive evidence that a contractual sales arrangement exists; (b) delivery has occurred; (c) the price to the buyer is fixed or determinable; and (d) collection is reasonably assured. Sales allowances and customer incentives are treated as reductions to revenue and are provided for based on historical experience and current estimates.
Allowance for Doubtful Accounts
We record trade accounts receivable at billed amounts, less an allowance for doubtful accounts. This allowance is established to estimate the risk of loss associated with our trade receivables which may arise due to the inability of our customers to pay or due to changes in circumstances. The allowance is maintained at a level that we consider appropriate based on factors that affect collectability, including: (a) historical trends of write-offs, recoveries and credit losses; (b) the credit quality of our customers; and (c) projected economic and market conditions. Different assumptions or changes in economic circumstances could result in changes to the allowance. Our historical bad debt expense for the fiscal year has approximated 0.1% of sales for the years ended October 31, 2014, 2013 and 2012. If bad debt expense increased by 1% of net sales, the impact on operating results for these years would have been a decrease in net income of $3.6 million, an increase in net loss of $3.6 million, and a decrease in net income of $3.5 million, respectively.
Impairment or Disposal of Long-Lived Assets
Property, Plant and Equipment and Intangible Assets with Defined Lives
We make judgments and estimates in conjunction with the carrying value of our long-term assets, including property, plant and equipment, and identifiable intangibles. These judgments may include the basis for capitalization, depreciation and amortization methods and the useful lives of the underlying assets. In accordance with U.S. GAAP, we review the carrying values of these assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We determine that the carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value exceeds the sum of the undiscounted cash flows and after considering alternate uses for the asset, an impairment charge would be recorded in the period in which such review is performed. We measure the impairment loss as the amount by which the carrying amount of the long-lived asset exceeds its fair value. Fair value is determined by reference to quoted market prices in active markets, if available, or by calculating the discounted cash flows associated with the use and eventual disposition of the asset. Therefore, if there are indicators of impairment, we are required to make long-term forecasts of our future revenues and costs related to the assets subject to review. Forecasts require assumptions about demand for our products and future market conditions. Although there may be no indicators of impairment in the current period, unanticipated changes to assumptions or circumstances in future periods could result in an impairment charge in the period of the change. For the years ended October 31, 2014, 2013 and 2012, we recorded asset impairment charges related to assets held for sales as part of continuing operations totaling $0.5 million, $1.5 million and $0.9 million.
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
Goodwill
The acquisition method of accounting for business combinations requires us to make use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the net tangible and identifiable intangible assets. In accordance with U.S. GAAP, we review various qualitative factors to determine whether we believe there are indicators of impairment associated with goodwill or other indefinite lived intangible assets. If no impairment is indicated, no additional testing is required. Otherwise, we perform a goodwill impairment test annually as of August 31, or more often if there are indicators of impairment due to changes in circumstances or the occurrence of certain events. The test for impairment of goodwill requires a two-step approach as prescribed in ASC Topic 350 “Intangibles - Goodwill and Other” (ASC 350). The first step of the impairment test is to compare the carrying value of each reportable unit, including goodwill, to the fair value as determined using various valuation methods or a weighting of several such methods. If the fair value exceeds the carrying value, no further testing is required and there is no impairment charge. If the carrying value exceeds the fair value, a second step of the goodwill impairment test is required, whereby we compare the implied fair value of goodwill to its carrying value. The implied fair value of goodwill is determined by allocating the fair value of a reporting unit to the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination under which the consideration paid equals the calculated fair value of the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is recorded to the extent that the carrying amount of the goodwill exceeds the implied fair value of that goodwill for the particular reporting unit. We use the present value of future cash flows, discounted at our weighted average cost of capital, to determine fair value in combination with the market approach. Future cash flows are projected based upon our long-term forecasts by reportable unit and an estimated residual value. Our judgment is required in the estimation of future operating results and in determining the appropriate residual values of our reportable units. The residual values are determined by reference to an exchange transaction in an existing market for similar assets. Future operating results and residual values could reasonably differ from our estimates and a provision for impairment may be required in a future period depending upon such a change in circumstances or the occurrence of future events. Three of our four reportable units have goodwill and were tested at August 31, 2014. Of the three reportable units tested, the fair value of the net assets for one unit well exceeded the carrying value, a second unit’s fair value exceeded the carrying value by 38% and the third unit’s fair value exceeded the carrying value by 66%. This third unit was acquired recently and has total goodwill of $2.8 million. Thus, there were no goodwill impairment charges recorded for the years ended October 31, 2014, 2013 and 2012.
Income Taxes
We operate in various jurisdictions and therefore our income tax expense relates to income taxes in the United States, United Kingdom, Canada, and Germany, as well as local and state income taxes. We recognize the effect of a change in tax rates in the period of the change. We record the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and the amounts reported in our consolidated balance sheets, as well as net operating losses and tax credit carry forward. We evaluate the carrying value of our net deferred tax assets and determine if our business will generate sufficient future taxable income to realize the net deferred tax assets. We perform this review for recoverability on a jurisdictional basis, whereby we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence can be objectively verified. Cumulative losses in recent years is a significant piece of negative evidence that is difficult to overcome in determining that a valuation allowance is not needed against deferred tax assets. Thus, it is generally difficult for positive evidence regarding projected future taxable income exclusive of reversing taxable temporary differences to outweigh negative evidence of recent financial reporting losses. We evaluate recoverability based on an estimate of future taxable income using the long-term forecasts we use to evaluate long-lived assets, goodwill and intangible assets for impairment, taking into consideration the future reversal of existing taxable temporary differences and reviewing our current financial operations. In the event that our estimates and assumptions indicate we will not generate sufficient future taxable income to realize our deferred tax assets, we will record a valuation allowance, to the extent indicated, to reduce our deferred tax assets to their realizable value.
Annually, we evaluate our tax positions to determine if there have been any changes in uncertain tax positions or if there has been a lapse in the statute of limitations with regards to such positions. As of October 31, 2014 and 2013, we recorded a liability for uncertain tax positions of $4.6 million and $5.4 million, respectively. This liability stems from an unrecognized tax benefit from our 2008 spin-off from our predecessor parent company as well as certain state tax items regarding the interpretation of tax laws and regulations. The change in the liability between years is primarily due to the lapse of the statute of limitations.
We have recorded income associated with our operations for the year ended October 31, 2014, following two years of reported losses. In addition, we generated income from the sale of Nichols during 2014, and have utilized a portion of our net operating loss carry forward during the year. We believe we will have taxable income in 2015 and significant taxable income in the future to utilize our deferred tax assets recorded as of October 31, 2014. There is a risk that our estimates related to the future use of loss carry forwards and our ability to realize our net deferred tax assets may not come to fruition, and that the results could materially impact our financial position and results of operations. Further changes in tax laws or regulations could also impact our valuation allowance or the recognition of additional tax liabilities. If we incur cumulative losses for three years, we may be required to increase our valuation reserve against a portion of our deferred tax assets. We believe that our deferred tax assets will be realized, net of recorded valuation allowance. Our deferred tax assets at October 31, 2014 and 2013 totaled $41.7 million and $41.8 million, respectively, against which we had recorded a valuation allowance of $1.4 million and $2.5 million, respectively.
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
Inventory
We record inventory at the lower of cost or market value. Inventories are valued using the first-in first-out (FIFO) and last-in first-out (LIFO) methods. We use the dollar-value link chain LIFO method, and the LIFO reserve is calculated on a consolidated basis in a single consolidated pool. We recorded a benefit of approximately $0.1 million associated with the change in the LIFO reserve for each of the years ended October 31, 2014, 2013 and 2012. When we integrate acquisitions into our business we may value inventory utilizing either the LIFO or FIFO basis. Fixed costs related to excess manufacturing capacity have been expensed in the period, and therefore, are not capitalized into inventory. Inventory quantities are regularly reviewed and provisions for excess or obsolete inventory are recorded primarily based on our forecast of future demand and market conditions. Significant unanticipated changes to our forecasts or changes in the net realizable value of our inventory would require a change in the provision for excess or obsolete inventory. For the years ended October 31, 2014, 2013 and 2012, our inventory reserves excluding the LIFO reserve, are approximately 7%, 8%, and 9% of gross inventory, respectively. Assuming an increase in obsolescence equal to 1% of inventory, net income from continuing operations would have been reduced by $0.4 million for the year ended October 31, 2014 and net loss from continuing operations would have been increased by $0.3 million for the years ended October 31, 2013 and 2012.
Retirement Plans
We sponsor a defined benefit pension plan and an unfunded postretirement plan that provides health care and life insurance benefits for eligible retirees and dependents. The measurement of liabilities related to these plans is based on our assumptions related to future events, including expected return on plan assets, rate of compensation increases, and healthcare cost trend rates. The discount rate reflects the rate at which benefits could be effectively settled on the measurement date. We determine our discount rate based on a pension discount curve, and the rate represents the single rate that, if applied to every year of projected benefit payments, would result in the same discounted value as the array of rates that comprise the pension discount curve. Actual pension plan asset investment performance, as well as other economic experience such as discount rate and demographic experience, will either reduce or increase unamortized pension losses at the end of any fiscal year, which ultimately affects future pension costs.
The effects of the decrease in selected assumptions, assuming no changes in benefit levels and no amortization of gains or losses for the pension plans in fiscal 2014, is shown below:

	Increase in Projected Benefit Obligation	Increase in Net Periodic Benefit Cost
Changes in Assumptions:	(Dollar amounts in thousands)
1% decrease in discount rate	$2,795	$361
1% decrease in expected long-term rate of return on plan assets	N/A	$254
As of October 31, 2014, our projected benefit obligation (PBO) and accumulated benefit obligation (ABO) exceeded the fair value of the plan assets by $3.7 million and $2.8 million, respectively. As a comparison, our PBO and ABO exceeded the fair value of plan assets by $2.6 million and $1.6 million, respectively, as of October 31, 2013. During fiscal 2014, we contributed approximately $4.1 million to the pension plan to continue to target a 100% funding threshold and to meet minimum contribution requirements. We expect to continue to fund at this level for fiscal 2015. Expected contributions are dependent on many variables, including the variability of the market value of the assets as compared to the obligation and other market or regulatory conditions. In addition, we take into consideration our business investment opportunities and the cash requirements. Accordingly, actual funding may differ greatly from current estimates.
Under U.S. GAAP, we are not required to immediately recognize the effects of a deviation between actual and assumed experience under our pension plan, or to revise our estimate as a result. This approach allows the favorable and unfavorable effects that fall within an acceptable range to be netted and disclosed as an unrecognized gain or loss. As of October 31, 2014 and 2013, a net actuarial loss of $4.2 million and $1.7 million, respectively, was included in our accumulated comprehensive income (loss). There were no net prior service costs or transition obligations for the years ended October 31, 2014 and 2013. The effect on fiscal years after 2014 will depend on the actual experience of the plans.
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
We have granted other awards which are linked to the performance of our common stock, but will settle in cash rather than the issuance of shares of our common stock. The value of these awards fluctuates with changes in our stock price, with the resulting gains or losses reflected in the period of the change. We have recorded current and non-current liabilities related to these awards reflected in our consolidated balance sheets at October 31, 2014 and 2013, included elsewhere within this Annual Report on Form 10-K.
In addition, we have granted performance units which settle in cash and shares. These awards have vesting criteria based on a market condition (total shareholder return) and an internal performance condition (earnings per share). We utilize a Monte Carlo simulation model to value the market condition and our stock price on the date of grant to value the internal performance condition. We bifurcate the liability and equity portion of the awards (amounts expected to settle in cash and shares, respectively) and recognize expense ratably over the vesting period of three years.
Warranty Obligations
Our estimated obligations for product warranties are accrued concurrently when revenue is recognized. We record a provision for warranty obligations based on our historical experience and costs incurred for such obligations. We adjust our warranty reserve for current conditions and other factors that we deem appropriate. Our ability to estimate our warranty obligations is subject to uncertainties and limited, to some extent, by our operating history, which may not be sufficient for new products or changes to existing products. Our warranty reserves at October 31, 2014 and 2013 were $0.7 million and $3.7 million. Assuming a 10% increase in our warranty reserves, our net income would have decreased by $0.1 million for the year ended October 31, 2014, and our net loss would have increased by $0.2 million for the years ended October 31, 2013 and 2012.
Recent Accounting Pronouncements
In August 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate whether conditions exist which raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date of the financial statements (or within one year of when the financial statements are available to be issued). If such conditions exist, disclosure is required of: (1) the principal conditions; (2) management’s evaluation of the significance of the conditions on the entity’s ability to meet obligations; and (3) management’s plans to alleviate this substantial doubt related to the ability to continue as a going concern. If management’s plans do not alleviate this substantial doubt, management must specifically disclose that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date of the financial statements (or date the financial statements are available to be issued), in addition to the disclosure noted above. This guidance becomes effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. We expect to adopt this guidance during fiscal 2017. We do not expect this guidance to have a material impact on our consolidated financial statements.
In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period.  This amendment requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition that affects vesting or as a nonvesting condition that affects the grant-date fair value of an award, and provides explicit guidance for those awards. This guidance becomes effective for fiscal years beginning on or after December 15, 2015.  We expect to adopt this guidance during fiscal 2017, and we are currently evaluating the impact on our consolidated financial statements.
In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers.  This guidance prescribes a methodology to determine when revenue is recognizable and constitutes a principles-based approach to revenue recognition based on the consideration to which the entity expects to be entitled in exchange for goods or services.  In addition, this guidance requires additional disclosure in the notes to the financial statements with regard to the methodology applied.  This pronouncement becomes effective for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period, and will essentially supersede and replace existing revenue recognition rules in U.S. GAAP, including industry-specific guidance.  We expect to adopt this pronouncement in fiscal 2018, and we are currently evaluating the impact on our consolidated financial statements.
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
Interest Rate Risk
Our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Based upon the balances of the variable rate debt at October 31, 2014, a hypothetical 1.0% increase or decrease in interest rates would result in a $0.01 million additional pre-tax charge or credit to our operating results.
Foreign Currency Rate Risk
Our international operations have exposure to foreign currency rate risks, primarily due to fluctuations in the Euro, the British Pound and the Canadian dollar. From time to time, we enter into foreign exchange contracts associated with our operations to manage a portion of the foreign currency rate risk.

The notional and fair market values of these positions at October 31, 2014 and 2013, were as follows:

		Notional as indicated		Fair Value in $
		October 31, 2014	October 31, 2013	October 31, 2014	October 31, 2013
Foreign currency exchange derivatives:		(In thousands)
Sell EUR, buy USD	EUR	4,907	7,258	$68	$150
Buy GBP, sell USD	GBP	—	2,435	$—	$(25)
Buy EUR, sell GBP	EUR	—	967	$—	$(12)
Sell EUR buy GBP	EUR	—	880	$—	$14
Sell CAD, buy USD	CAD	331	615	$1	$(2)
At October 31, 2014 and 2013, we held foreign currency derivative contracts hedging cross-border intercompany and commercial activity for our insulating glass spacer business. Although these derivatives hedge our exposure to fluctuations in foreign currency rates, we do not apply hedge accounting and therefore, the change in the fair value of these foreign currency derivatives is recorded directly to other income and expense in the accompanying consolidated statements of income (loss). To the extent the gain or loss on the derivative instrument offsets the gain or loss from the remeasurement of the underlying foreign currency balance, changes in exchange rates should have no effect. See Note 13, "Derivative Instruments", contained elsewhere herein.
Commodity Price Risk
Historically, we have entered into swap contracts to minimize our exposure to aluminum commodity prices to protect ourselves from the effects of changing prices of aluminum on our cost of sales. To the extent that the raw material costs factored into the firm price sales commitments are matched with firm price raw material purchase commitments, changes in aluminum prices should have no effect.
The following table indicates the notional volume as well as the fair value of the open swap contracts as October 31, 2014 and 2013.

		Notional in LBS		Fair Value in $
		October 31, 2014	October 31, 2013	October 31, 2014	October 31, 2013
Aluminum derivatives:		(In thousands)
Aluminum swap contracts	LBS	—	187	$—	$(64)
While we consider derivative contracts to provide an economic hedge against changes in aluminum prices, the derivatives were not designated as hedges in accordance with ASC 815 for accounting purposes. As such, any mark-to-market net gain or loss was recorded in cost of sales, with the offsetting asset or liability reflected on the balance sheet. See Note 13, "Derivative Instruments", contained elsewhere herein.

We purchase polyvinyl resin (PVC) as the significant raw material consumed in the manufacture of vinyl extrusions. We have a monthly resin adjuster in place with a majority of our customers and our resin supplier that is adjusted based upon published industry indices for resin prices for the prior month. This adjuster effectively shares the base pass-through price changes of PVC with our customers commensurate with the market at large. Our long-term exposure to changes in PVC prices is somewhat mitigated due to the contractual component of the resin adjuster program; although we did not have such a resin adjuster in place during fiscal 2014 for 48% of our volume. There is also a level of exposure to short-term volatility due to a one month lag and not all of our customer contracts currently include such cost adjusters. From time to time, we may lock in customer pricing for less than one year or make other customer concessions which result in us becoming exposed to fluctuations in resin pricing.
We maintain an oil-based materials surcharge on one of our major IG spacer product lines. The surcharge is intended to offset the rising cost of products which are highly correlated to the price of oil, including butyl and other oil-based raw materials. The surcharge is in place with the majority of our customers who purchase these products and is adjusted monthly based upon the 90 day average published price for Brent crude. The oil-based raw materials purchased by us are subject to similar pricing schemes. Therefore, our long-term exposure to changes in oil-based raw material prices is significantly reduced under this surcharge program.

Item 8. Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS

Quanex Building Products Corporation

Page
Reports of Independent Registered Public Accounting Firm	41
Management's Annual Report on Internal Control over Financial Reporting	43
Consolidated Financial Statements
Consolidated Balance Sheets	44
Consolidated Statements of Income (Loss)	45
Consolidated Statements of Comprehensive Income (Loss)	46
Consolidated Statements of Cash Flow	49
Consolidated Statement of Stockholders’ Equity	47
Notes to Consolidated Financial Statements	50

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Quanex Building Products Corporation

We have audited the accompanying consolidated balance sheet of Quanex Building Products Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of October 31, 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year ended October 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quanex Building Products Corporation and subsidiaries as of October 31, 2014, and the results of their operations and their cash flows for the year ended October 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of October 31, 2014, based on the criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 12, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ GRANT THORNTON LLP

Houston, Texas
December 12, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Quanex Building Products Corporation

We have audited the internal control over financial reporting of Quanex Building Products Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of October 31, 2014, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2014, based on the criteria established in the 1992 Internal Control—Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended October 31, 2014 and our report dated December 12, 2014 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Houston, Texas
December 12, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Quanex Building Products Corporation
Houston, Texas

We have audited the accompanying consolidated balance sheet of Quanex Building Products Corporation and subsidiaries (the “Company”) as of October 31, 2013, and the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity, and cash flows for the years ended October 31, 2013 and 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such 2013 and 2012 consolidated financial statements present fairly, in all material respects, the financial position of Quanex Building Products Corporation and subsidiaries as of October 31, 2013, and the results of their operations and their cash flows for each of the two years in the period ended October 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
December 18, 2013 (December 12, 2014 as to the retrospective adjustments for discontinued operations discussed in Note 1)

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2014 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (1992). Based on this assessment, management has concluded that, as of October 31, 2014, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles based on such criteria.
Grant Thornton LLP, the Company’s independent registered public accounting firm, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 41.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED BALANCE SHEETS
As of October 31, 2014 and 2013

	October 31,
	2014	2013
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$120,384	$49,734
Accounts receivable, net of allowance for doubtful accounts of $698 and $481 (Note 3)	55,193	59,460
Inventories, net (Note 4)	57,358	41,679
Deferred income taxes	21,442	16,348
Prepaid and other current assets	6,052	4,911
Current assets of discontinued operations (Note 1)	—	64,151
Total current assets	260,429	236,283
Property, plant and equipment, net of accumulated depreciation of $200,414 and $185,269 (Note 5)	109,487	106,821
Deferred income taxes	1,545	7,030
Goodwill (Note 6)	70,546	71,866
Intangible assets, net (Note 6)	70,150	78,962
Other assets	4,956	5,570
Non-current assets of discontinued operations (Note 1)	—	65,283
Total assets	$517,113	$571,815
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$41,488	$37,532
Accrued liabilities (Note 7)	32,482	34,810
Income taxes payable	107	—
Current maturities of long-term debt (Note 8)	199	162
Current liabilities of discontinued operations (Note 1)	—	49,364
Total current liabilities	74,276	121,868
Long-term debt (Note 8)	586	701
Deferred pension and postretirement benefits (Note 9)	4,818	3,479
Liability for uncertain tax positions (Note 11)	4,626	5,396
Other liabilities	11,887	14,638
Non-current liabilities of discontinued operations (Note 1)	—	9,539
Total liabilities	96,193	155,621
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, no par value, shares authorized 1,000,000; issued and outstanding - none	—	—
Common stock, $0.01 par value, shares authorized 125,000,000; issued 37,632,032 and 37,653,639, respectively; outstanding 36,214,332 and 37,165,254, respectively	376	377
Additional paid-in-capital	249,600	247,642
Retained earnings	202,319	177,456
Accumulated other comprehensive loss	(5,708)	(2,400)
Less: Treasury stock at cost, 1,417,700 and 488,385 shares, respectively	(25,667)	(6,881)
Total stockholders’ equity	420,920	416,194
Total liabilities and stockholders' equity	$517,113	$571,815
See notes to consolidated financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
For the Years Ended October 31, 2014, 2013 and 2012

	Year Ended October 31,
	2014	2013	2012
	(In thousands, except per share amounts)
Net sales	$595,384	$554,867	$478,578
Cost and expenses:
Cost of sales (excluding depreciation and amortization)	464,584	419,733	355,669
Selling, general and administrative	82,150	98,969	100,884
Depreciation and amortization	33,869	53,521	29,975
Asset impairment charges	505	1,465	912
Operating income (loss)	14,276	(18,821)	(8,862)
Non-operating income (expense):
Interest expense	(562)	(621)	(431)
Other, net	92	170	225
Income (loss) from continuing operations before income taxes	13,806	(19,272)	(9,068)
Income tax (expense) benefit	(5,468)	6,888	2,507
Income (loss) from continuing operations	8,338	$(12,384)	$(6,561)
Income (loss) from discontinued operations, net of tax of $13,115, $390, and $(6,144), respectively	20,896	681	(9,973)
Net income (loss)	$29,234	$(11,703)	$(16,534)

Basic earnings (loss) per common share:
Earnings (loss) from continuing operations	$0.22	$(0.34)	$(0.18)
Earnings (loss) from discontinued operations	0.57	0.02	(0.27)
Basic earnings (loss) per share	$0.79	$(0.32)	$(0.45)

Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations	$0.22	$(0.34)	$(0.18)
Earnings (loss) from discontinued operations	0.56	0.02	(0.27)
Diluted earnings (loss) per share	$0.78	$(0.32)	$(0.45)

Weighted-average common shares outstanding:
Basic	37,128	36,864	36,622
Diluted	37,679	36,864	36,622

Cash dividends per share	$0.16	$0.16	$0.16

See notes to consolidated financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended October 31, 2014, 2013 and 2012

	Year Ended October 31,
	2014	2013	2012
	(In thousands)
Net income (loss)	$29,234	$(11,703)	$(16,534)
Other comprehensive income (loss):
Foreign currency translation adjustments (loss) gain (pretax)	(1,840)	1,068	(1,832)
Foreign currency translation adjustments tax benefit	14	27	26
Change in pension from net unamortized (loss) gain (pretax)	(2,474)	2,997	220
Change in pension from net unamortized (loss) gain tax benefit (expense)	992	(1,193)	(70)
Total other comprehensive (loss) income, net of tax	(3,308)	2,899	(1,656)
Comprehensive income (loss)	$25,926	$(8,804)	$(18,190)

See notes to consolidated financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Years Ended October 31, 2014, 2013 and 2012

	Common Stock				Accumulated	Treasury Stock		Total
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Shares	Amount	Stockholders’ Equity
	(In thousands, except share amounts)
Balance at October 31, 2011	37,843,134	$378	$241,983	$213,143	$(3,642)	(1,035,288)	$(14,636)	$437,226
Net loss	—	—	—	(16,534)	—	—	—	(16,534)
Foreign currency translation adjustment (net of taxes of $26)	—	—	—	—	(1,806)	—	—	(1,806)
Change in pension from net unamortized gain(net of taxes of $70)	—	—	—	—	150	—	—	150
Common dividends ($0.16 per share)	—	—	—	(5,891)	—	—	—	(5,891)
Expense related to stock-based compensation	—	—	4,403	—	—	—	—	4,403
Stock options exercised	—	—	(66)	(151)	—	229,423	3,233	3,016
Tax benefit from share-based compensation	—	—	341	—	—	—	—	341
Restricted stock awards granted	—	—	(1,186)	—	—	83,900	1,186	—
Purchase of treasury stock, at cost	—	—	—	—	—	(94,337)	(1,284)	(1,284)
Recognition of unrecognized tax benefit	—	—	—	2,851	—	—	—	2,851
Other	(54,330)	—	(331)	(313)	(1)	—	—	(645)
Balance at October 31, 2012	37,788,804	$378	$245,144	$193,105	$(5,299)	(816,302)	$(11,501)	$421,827
Net loss	—	—	—	(11,703)	—	—	—	(11,703)
Foreign currency translation adjustment (net of taxes of $27)	—	—	—	—	1,095	—	—	1,095
Change in pension from net unamortized gain (net of taxes of $1,193)	—	—	—	—	1,804	—	—	1,804
Common dividends ($0.16 per share)	—	—	—	(5,931)	—	—	—	(5,931)
Expense related to stock-based compensation	—	—	4,910	—	—	—	—	4,910
Stock options exercised	—	—	54	—	—	179,517	2,529	2,583
Tax benefit from share-based compensation	—	—	25	—	—	—	—	25
Restricted stock awards granted	—	—	(2,091)	—	—	148,400	2,091	—
Recognition of unrecognized tax benefit	—	—	—	2,102	—	—	—	2,102
Other	(135,165)	(1)	(400)	(117)	—	—	—	(518)
Balance at October 31, 2013	37,653,639	$377	$247,642	$177,456	$(2,400)	(488,385)	$(6,881)	$416,194
Net income	—	—	—	29,234	—	—	—	29,234
Foreign currency translation adjustment (net of tax benefit of $14)	—	—	—	—	(1,826)	—	—	(1,826)
Change in pension from net unamortized loss (net of taxes of $992)	—	—	—	—	(1,482)	—	—	(1,482)
Common dividends ($0.16 per share)	—	—	—	(5,992)	—	—	—	(5,992)
Treasury shares purchased, at cost	—	—	—	—	—	(1,316,326)	(24,239)	(24,239)
Expense related to stock-based compensation	—	—	3,925	—	—	—	—	3,925
Stock options exercised	—	—	(1,071)	—	—	306,611	4,320	3,249
Tax benefit from share-based compensation	—	—	400	—	—	—	—	400
Restricted stock awards granted	3,000	—	(1,133)	—	—	80,400	1,133	—
Recognition of unrecognized tax benefit	—	—	—	1,629	—	—	—	1,629
Other	(24,607)	(1)	(163)	(8)	—	—	—	(172)
Balance at October 31, 2014	37,632,032	$376	$249,600	$202,319	$(5,708)	(1,417,700)	$(25,667)	$420,920
See notes to consolidated financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
For the Years Ended October 31, 2014, 2013 and 2012

	Year Ended October 31,
	2014	2013	2012
	(In thousands)
Operating activities:
Net income (loss)	$29,234	$(11,703)	$(16,534)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	36,910	60,504	37,596
Loss (gain) on disposition of capital assets	586	449	(989)
Stock-based compensation	3,925	4,910	4,403
Deferred income tax expense (benefit)	14,246	(8,288)	(9,843)
Excess tax benefit from share-based compensation	(654)	(236)	(496)
Asset impairment charges	1,007	1,465	912
Gain on sale of discontinued operations	(39,122)	—	—
Restructuring charges	—	—	(122)
Other, net	(303)	781	2,638
Changes in assets and liabilities, net of effects from acquisitions:
Decrease (increase) in accounts receivable	484	(9,204)	(4,250)
(Increase) decrease in inventory	(25,650)	12,791	(10,288)
(Increase) decrease in other current assets	(1,098)	1,622	(50)
Increase (decrease) in accounts payable	12,842	(5,903)	14,920
(Decrease) increase in accrued liabilities	(6,871)	(7,473)	8,539
Increase (decrease) in income taxes	866	1,708	(547)
Decrease in deferred pension and postretirement benefits	(347)	(164)	(693)
(Decrease) increase in other long-term liabilities	(2,172)	1,574	678
Other, net	(3,105)	686	604
Cash provided by operating activities	20,778	43,519	26,478
Investing activities:
Net proceeds from sale of discontinued operations	107,431	—	—
Acquisitions, net of cash acquired	(5,161)	(22,096)	—
Capital expenditures	(33,779)	(37,931)	(42,871)
Proceeds from disposition of capital assets	832	340	44
Proceeds from property insurance claim	4,801	—	1,123
Cash provided by (used for) investing activities	74,124	(59,687)	(41,704)
Financing activities:
Borrowings under credit facility	—	23,500	—
Repayments of credit facility borrowings	—	(23,500)	—
Repayments of other long-term debt	(175)	(557)	(264)
Common stock dividends paid	(5,992)	(5,931)	(5,891)
Issuance of common stock	3,249	2,583	3,015
Excess tax benefit from share-based compensation	654	236	496
Debt issuance costs	—	(1,200)	—
Purchase of treasury stock	(22,281)	—	(1,284)
Other, net	86	—	—
Cash used for financing activities	(24,459)	(4,869)	(3,928)
Effect of exchange rate changes on cash and cash equivalents	207	(484)	790
Increase (decrease) in cash and cash equivalents	70,650	(21,521)	(18,364)
Cash and cash equivalents at beginning of period	49,734	71,255	89,619
Cash and cash equivalents at end of period	$120,384	$49,734	$71,255
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
A summary of our significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:
Revenue Recognition
We recognize revenue when products are shipped and when title has passed to the customer. Revenue is deemed to be realized or earned when the following criteria are met: (a) pervasive evidence that a contractual sales arrangement exists; (b) delivery has occurred; (c) the price to the buyer is fixed or determinable; and (d) collection is reasonably assured. Sales allowances and customer incentives are treated as reductions to revenue and are provided for based on historical experience and current estimates.
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
Concentration of Credit Risk and Allowance for Doubtful Accounts
Certain of our businesses or product lines are largely dependent on a relatively few large customers. Although we believe we have an extensive customer base, the loss of one of these large customers or if such customers were to incur a prolonged period of decline in business, our financial condition and results of operations could be adversely affected. For the year ended October 31, 2014, each of two customers provided more than 10% of our consolidated net sales (11% and 15%). Each of two customers provided more than 10% of our consolidated net sales for the year ended October 31, 2013 (11% and 18%) and each of two customers provided more than 10% of our consolidated net sales for the year ended October 31, 2012 (12% and 17%).
We have established an allowance for doubtful accounts to estimate the risk of loss associated with our accounts receivable balances. Our policy for determining the allowance is based on factors that affect collectability, including: (a) historical trends of write-offs, recoveries and credit losses; (b) the credit quality of our customers; and (c) projected economic and market conditions. We believe our allowance is adequate to absorb any known or probable losses as of October 31, 2014.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Inventory
We record inventory at the lower of cost or market value. Inventories are valued using the first-in first-out (FIFO) and last-in first-out (LIFO) methods, although LIFO is only used at two of our plant locations currently. We use the dollar-value link chain LIFO method, and the LIFO reserve is calculated on a consolidated basis in a single consolidated pool. The businesses that we acquire and integrate into our operations may value inventories using either the LIFO or FIFO method. Fixed costs related to excess manufacturing capacity have been expensed in the period, and therefore, are not capitalized into inventory. Inventory quantities are regularly reviewed and provisions for excess or obsolete inventory are recorded primarily based on our forecast of future demand and our estimates regarding current and future market conditions. Significant unanticipated variances to our forecasts could require a change in the provision for excess or obsolete inventory, resulting in a charge to net income during the period of the change.
Long-Lived Assets
Property, Plant and Equipment and Intangible Assets with Defined Lives
We make judgments and estimates related to the carrying value of property, plant and equipment, intangible assets with defined lives, and long-lived assets, which include determining when to capitalize costs, the depreciation and amortization methods to use and the useful lives of these assets. We evaluate these assets for impairment when there are indicators that the carrying values of these assets might not be recoverable. Such indicators of impairment may include changes in technology, significant market fluctuations, historical losses or loss of a significant customer, or other changes in circumstances that could affect the assets’ ability to generate future cash flows. When we evaluate these assets for impairment, we compare the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset to its carrying value. If the carrying value exceeds the sum of the undiscounted cash flows, and there is no alternative use for the asset, we determine that the asset is impaired. To measure the impairment charge, we compare the carrying amount of the long-lived asset to its fair value, as determined by quoted market prices in active markets, if available, or by discounting the projected future cash flows using our incremental borrowing rate.This calculation of fair value requires us to make long-term forecasts of future operating results related to these assets. These forecasts are based on assumptions about demand for our products and future market conditions. Future events and unanticipated changes to these assumptions could require a provision for impairment, resulting in a charge to net income during the period of the change.
We monitor relevant circumstances, including industry trends, general economic conditions, and the potential impact that such circumstances might have on the valuation of our identifiable intangible assets with finite lives. Events and changes in circumstances that may cause a triggering event and necessitate such a review include, but are not limited to: a decrease in sales for certain customers, improvements or changes in technology, and/or a decision to discontinue the use of a trademark or trade name, or allow a patent to lapse. Such events could negatively impact the fair value of our identifiable intangible assets. In such circumstances, we may evaluate the underlying assumptions and estimates made by us in order to assess the appropriate valuation of these identifiable intangible assets and compare to the carrying value of the assets. We may be required to write down these identifiable intangible assets and record a non-cash impairment charge. When we originally value our intangible assets, we use a variety of techniques to establish the carrying value of our intangible assets, including the relief from royalty method, excess current year earnings method and income method.
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
Property, plant and equipment is stated at cost and is depreciated using the straight-line method over the estimated useful lives of the assets. We capitalize betterments which extend the useful lives or significantly improve the operational efficiency of assets. We expense repair and maintenance costs as incurred.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The estimated useful lives of our primary asset categories at October 31, 2014 were as follows:

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
Retirement Plans
We sponsor a defined benefit pension plan and an unfunded postretirement plan that provides health care and life insurance benefits for eligible retirees and dependents. To measure our liabilities associated with these plans, we make assumptions related to future events, including expected return on plan assets, rate of compensation increases, and healthcare cost trend rates. The discount rate reflects the rate at which benefits could be effectively settled on the measurement date. We determine our discount rate based on a pension discount curve, and the rate represents the single rate that, if applied to every year of projected benefit payments, would result in the same discounted value as the array of rates that comprise the pension discount curve. Actual pension plan asset investment performance, as well as other economic experience such as discount rate and demographic experience, will either reduce or increase unamortized pension losses at the end of any fiscal year, which ultimately affects future pension costs.
Warranty Obligations

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

We accrue warranty obligations when we recognize revenue for certain products. Our provision for warranty obligations is based on historical costs incurred for such obligations and is adjusted, where appropriate, based on current conditions and factors. Our ability to estimate our warranty obligations is subject to significant uncertainties, including changes in product design and our overall product sales mix.
Income Taxes
We record the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and the amounts reported in our consolidated balance sheets, as well as net operating losses and tax credit carry forwards. We evaluate the carrying value of the net deferred tax assets and determine whether we will be able to generate sufficient future taxable income to realize our deferred tax assets. We perform this review for recoverability on a jurisdictional basis, whereby we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence can be objectively verified. Cumulative losses in recent years is a significant piece of negative evidence that is difficult to overcome in determining that a valuation allowance is not needed against deferred tax assets. Thus, it is generally difficult for positive evidence regarding projected future taxable income exclusive of reversing taxable temporary differences to outweigh objective negative evidence of recent financial reporting losses. We recorded net income for the year ended October 31, 2014 and we believe we will fully realize our deferred tax assets, net of recorded valuation allowance. We project future taxable income using the same forecasts used to test long-lived assets and intangibles for impairment, scheduling out the future reversal of existing taxable temporary differences and reviewing our most recent financial operations. In the event the estimates and assumptions indicate we will not generate sufficient future taxable income to realize our deferred tax assets, we record a valuation allowance against a portion of our deferred tax assets.
We evaluate our on-going tax positions to determine if it is more-likely-than-not we will be successful in defending such positions if challenged by taxing authorities. To the extent that our tax positions do not meet the more-likely-than-not criteria, we record a liability for uncertain tax positions. Historically, we have recorded a liability for uncertain tax positions which stem from an unrecognized tax benefit from our 2008 spin-off from our predecessor parent company, as well as certain state tax items regarding the interpretation of tax laws and regulations. We continue to evaluate these positions at each reporting date, until the applicable statute of limitations lapse.
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
Derivative Instruments
We have historically used financial and commodity-based derivative contracts to manage our exposure to fluctuations in foreign currency exchange rates and aluminum prices. All derivatives are measured at fair value on a recurring basis and the methodology and classifications are discussed further in Note 13. We have not designated the derivative instruments we use as cash flow hedges under ASC Topic 815 "Derivatives and Hedging” (ASC 815). Therefore, all gains and losses, both realized and unrealized, are recognized in the consolidated statements of income (loss) in the period of the change as the underlying assets and liabilities are marked-to-market. We do not enter into derivative instruments for speculative or trading purposes. As such, these instruments are considered economic hedges, and are reflected in the operating activities section of the consolidated statements of cash flow.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Foreign Currency Translation
Our consolidated financial statements are presented in our reporting currency, the United States dollar. Our German and United Kingdom operations are measured using the local currency as the functional currency. The assets and liabilities of our foreign operations which are denominated in other currencies are translated to United States dollars using the exchange rates as of the balance sheet date. Revenues and expenses are translated at the average exchange rates for the applicable period. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) on the consolidated balance sheets.
Occasionally, we enter into transactions that are denominated in currencies other than our functional currency. At each balance sheet date, we translate these asset or liability accounts to our functional currency and record unrealized transaction gains or losses. When these assets or liabilities settle, we record realized transaction gains or losses. These realized and unrealized gains or losses are included in the accompanying consolidated statements of income (loss) under the caption, “Other, net.”
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
We have granted other awards which are linked to the performance of our common stock, but will settle in cash rather than the issuance of shares of our common stock. The value of these awards fluctuates with changes in our stock price, with the resulting gains or losses reflected in the period of the change. We have recorded current and non-current liabilities related to these awards reflected in the accompanying consolidated balance sheets at October 31, 2014 and 2013. See Note 15, “Stock-based Compensation.”
In addition, we have granted performance units which settle in cash and shares. These awards have vesting criteria based on a market condition (total shareholder return) and an internal performance condition (earnings per share). We utilize a Monte Carlo simulation model to value the market condition and our stock price on the date of grant to value the internal performance condition. We bifurcate the liability and equity portion of the awards (amounts expected to settle in cash and shares, respectively) and recognize expense ratably over the vesting period of three years.
Treasury Stock
We use the cost method to record treasury stock purchases whereby the entire cost of the acquired shares of our common stock is recorded as treasury stock (at cost). When we subsequently reissue these shares, proceeds in excess of cost upon the issuance of treasury shares are credited to additional paid in capital, while any deficiency is charged to retained earnings.
Earnings per Share Data
We calculate basic earnings per share based on the weighted average number of our common shares outstanding for the

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

applicable period. We calculate diluted earnings per share based on the weighted average number of our common shares outstanding for the period plus all potentially dilutive securities using the treasury stock method, whereby we assume that all such shares are converted into common shares at the beginning of the period, if deemed to be dilutive. If we incur a loss from continuing operations, the effect of potentially dilutive common stock equivalents (stock options and unvested restricted stock awards) are excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive. Performance shares are excluded from contingent shares for purposes of calculating diluted weighted average shares until the performance measure criteria is probable and shares are likely to be issued.
Supplemental Cash Flow Information
The following table summarizes our supplemental cash flow information for the years ended October 31, 2014, 2013 and 2012:

	Year Ended October 31,
	2014	2013	2012
	(In thousands)
Cash paid for interest	$361	$431	$381
Cash paid for income taxes	3,046	1,273	1,265
Cash received for income tax refunds	66	1,465	19
Noncash investing and financing activities:
Share value cancelled to satisfy tax withholdings	155	518	645
Recognition of unrecognized tax benefit	1,977	3,032	3,571
Asset retirement obligation	—	1,267	—
Debt assumed in acquisition	—	91	—
Change in capitalized expenditures in accounts payable and accrued liabilities	$1,398	$1,249	$395
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
Prior to April 1, 2014, we had two reportable business segments: (1) Engineered Products and (2) Aluminum Sheet Products. On April 1, 2014, we sold our interest in a limited liability company which held the assets of the Nichols Aluminum business (Nichols), the sole operating segment included in our Aluminum Sheet Products reportable segment, to Aleris International, Inc. (Aleris), a privately held Delaware corporation which provides aluminum rolled products and extrusions, aluminum recycling and specification aluminum alloy production. We received net proceeds of $107.4 million, which includes a working capital adjustment of $2.6 million which we paid in June 2014, resulting in a gain on the transaction of $24.1 million, net of related taxes of $15 million. We were required to reimburse Aleris for certain severance costs related to Nichols employee terminations in accordance with the purchase agreement, and as of October 31, 2014, we have paid $0.4 million of such costs which reduced the pre-tax gain on the sale. We entered into a transition services agreement whereby we provided certain administrative services to Nichols through May 31, 2014, including information technology support, benefit administration and payroll services.
Nichols represented a significant portion of our assets and operations. We accounted for this sale as a discontinued operation. We revised our financial statements and reclassified the assets and liabilities of Nichols as discontinued operations as of October 31, 2013, and removed the results of operations of Nichols from net income (loss) from continuing operations, and presented separately as income (loss) from discontinued operations, net of taxes, for each of the accompanying consolidated statements of income (loss). Unless noted otherwise, the notes to the consolidated financial statements pertain to our continuing operations.
We have included cash held by Nichols as a component of current assets of discontinued operations for the accompanying consolidated balance sheet at October 31, 2013, rather than including this amount as cash and cash equivalents of the consolidated entity at October 31, 2013. For cash flow statement presentation, the sources and uses of cash for Nichols are presented as operating,

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

investing and financing cash flows, as applicable, combined with such cash flows for continuing operations, as permitted by U.S. GAAP.
We have historically purchased rolled aluminum product from Nichols. We expect to continue to purchase aluminum from Nichols in the normal course of business. We considered whether these aluminum purchases and the services anticipated under the transition services agreement constituted significant continuing involvement with Nichols. Since these purchases are in the normal course of business and the services provided were for a relatively short period and are customary for similar transactions, we determined that this involvement was not deemed significant and does not preclude accounting for the transaction as a discontinued operation. Our purchases of aluminum product from Nichols for the years ended October 31, 2014, 2013 and 2012 were $14.9 million, $12.6 million and $11.9 million, respectively.
As of October 31, 2014, we recorded a receivable from Aleris less than $0.1 million, which represented reimbursable costs, primarily associated with workers compensation and health insurance claims. We expect to continue to incur costs associated with these claims which will be reimbursable from Aleris.
In November 2013, Nichols experienced a fire at its Decatur, Alabama facility, which damaged a cold mill used to roll aluminum sheet to a desired thickness. The loss was insured, subject to a $0.5 million deductible. We capitalized $6.5 million to rebuild the asset, which was returned to service as of March 31, 2014. We incurred cost of $2.3 million associated with this loss, including an impairment of $0.5 million related to retirement of the asset, moving costs, outside service costs, clean-up and the deductible. To date, we have received insurance proceeds of $4.8 million. We expect to receive total insurance proceeds of approximately $8.1 million, resulting in an expected gain on involuntary conversion of $5.7 million. We estimate the remaining gain on involuntary conversion at $3.3 million. We expect to recognize this gain during fiscal 2015, when and to the extent that insurance proceeds are received, which will result in an increase in income from discontinued operations, net of tax.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents the assets and liabilities of Nichols as of October 31, 2013 (in thousands):

October 31, 2013

Current assets:
Cash and cash equivalents	$2
Accounts receivable, net	39,374
Inventories, net	16,637
Income taxes receivable	2,314
Deferred income taxes	4,123
Prepaid and other current assets	1,701
Current assets of discontinued operations	$64,151
Non-current assets:
Property, plant and equipment, net	$50,398
Deferred income taxes	6,413
Other assets	8,472
Non-current assets of discontinued operations	$65,283
Current liabilities:
Accounts payable	$39,367
Accrued liabilities	9,975
Current maturities of long-term debt	22
Current liabilities of discontinued operations	$49,364
Non-current liabilities:
Long-term debt	$51
Deferred pension and postretirement benefits	233
Non-current environmental reserves	9,255
Non-current liabilities of discontinued operations	$9,539

The following table summarizes the operating results for Nichols for the years ended October 31, 2014, 2013 and 2012:

	Year Ended October 31,
	2014	2013	2012
	(In thousands, except per share amounts)
Net sales	$142,797	$410,381	$362,315
Operating (loss) income	(5,094)	1,091	(16,090)
(Loss) income before income taxes, before gain on sale	(5,111)	1,071	(16,117)
Income tax benefit (expense), before gain on sale	1,947	(390)	6,144
Gain on sale, net of tax of $15,062	24,060	—	—
Net income (loss)	$20,896	$681	$(9,973)
Basic earnings (loss) per common share	$0.57	$0.02	$(0.27)
Diluted earnings (loss) per common share	$0.56	$0.02	$(0.27)

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Acquisitions
Greenville
On December 31, 2013, we acquired certain vinyl extrusion assets of Atrium Windows and Doors, Inc. (Atrium) at a facility in Greenville, Texas, for $5.2 million in cash (Greenville). We accounted for this transaction as a business combination resulting in an insignificant gain on the purchase. We entered into a supply agreement with Atrium related to the products manufactured at Greenville. We believe this acquisition expanded our vinyl extrusion capacity and positioned us with a platform from which to better serve our customers in the southern United States.
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
We used recognized valuation techniques to determine the fair value of the assets and liabilities, including the income approach for customer relationships, with a discount rate that reflects the risk of the expected future cash flows. The gain on bargain purchase of approximately $0.1 million is included in "Other, net" on our consolidated statement of income (loss) for the year ended October 31, 2014.
Pro forma results of operations were not presented because this acquisition was not deemed to be material to our results of operations for the year ended October 31, 2014.
Alumco
On December 31, 2012, we acquired substantially all of the assets of Alumco, Inc. and its subsidiaries (Alumco), including its aluminum screen business, for $22.4 million in cash. The purchase agreement contains (1) a working capital clause that provides for an adjustment to the purchase price based on the working capital balance as of the acquisition date and (2) an earn-out clause that provides for the payment of an additional $0.5 million to Alumco contingent upon the achievement of certain financial targets. We received $0.4 million from the prior owner of Alumco pursuant to the working capital clause. We recorded contingent consideration of $0.3 million as the fair value of the earn-out included in the purchase price. As of October 31, 2013, we determined that the earn-out provision criteria was not met and decreased expense by $0.3 million.
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

3. Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable consisted of the following as of October 31, 2014 and 2013:

	October 31,
	2014	2013
	(In thousands)
Trade receivables	$55,274	$59,651
Receivables from employees	1	12
Other	616	278
Total	$55,891	$59,941
Less: Allowance for doubtful accounts	698	481
Accounts receivable, net	$55,193	$59,460
The changes in our allowance for doubtful accounts were as follows:

	Year Ended October 31,
	2014	2013	2012
	(In thousands)
Beginning balance as of November 1, 2013, 2012 and 2011, respectively	$481	$977	$950
Bad debt expense (benefit)	359	(70)	640
Amounts written off	(192)	(533)	(679)
Recoveries	50	107	66
Balance as of October 31,	$698	$481	$977

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Inventories
Inventories consisted of the following at October 31, 2014 and 2013:

	October 31,
	2014	2013
	(In thousands)
Raw materials	36,751	$26,201
Finished goods and work in process	25,558	19,767
Supplies and other	806	751
Total	$63,115	$46,719
Less: Inventory reserves	5,757	5,040
Inventories, net	$57,358	$41,679
The changes in our inventory reserve accounts were are follows for the years ended October 31, 2014, 2013 and 2012:

	Year Ended October 31,
	2014	2013	2012
	(In thousands)
Beginning balance as of November 1, 2014, 2013 and 2012, respectively	$5,040	$5,605	$4,821
Charged (credited) to costs & expenses	960	(563)	1,319
Write-offs	(243)	(2)	(400)
Other	—	—	(135)
Balance as of October 31,	$5,757	$5,040	$5,605
Fixed costs related to excess manufacturing capacity, if any, have been expensed in the period they were incurred and, therefore, are not capitalized into inventory. Our inventories at October 31, 2014 and 2013 were valued using the following costing methods:

	October 31,
	2014	2013
	(In thousands)
LIFO	$5,122	$2,090
FIFO	52,236	39,589
Total	$57,358	$41,679
For inventories valued using the LIFO method, replacement cost exceeded the LIFO value by approximately $1.4 million as of October 31, 2014 and 2013. We liquidated LIFO layers during the year ended October 31, 2013, which resulted in a reduction of the LIFO reserve and a corresponding decrease to cost of sales of approximately $0.1 million in the year ended October 31, 2013. There were no liquidations of LIFO costing layers during the fiscal years ended October 31, 2014 and 2012.
We record LIFO reserve adjustments as corporate expenses so that our chief operating decision maker can review the operations of our operating segments on a consistent FIFO or weighted-average basis. We calculate our LIFO reserve adjustments on a consolidated basis in a single pool using the dollar-value link chain method.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Property, Plant and Equipment
Property, plant and equipment consisted of the following at October 31, 2014 and 2013:

	October 31,
	2014	2013
	(In thousands)
Land and land improvements	$2,121	$2,121
Buildings and building improvements	47,283	45,828
Machinery and equipment	251,584	238,426
Construction in progress	8,913	5,715
Property, plant and equipment, gross	309,901	292,090
Less: Accumulated depreciation	200,414	185,269
Property, plant and equipment, net	$109,487	$106,821
Depreciation expense for the years ended October 31, 2014, 2013, and 2012 was $24.8 million, $44.6 million and $21.7 million, respectively.
If there are indicators of potential impairment, we evaluate our property, plant and equipment for recoverability over the remaining useful lives of the assets. We recorded asset impairment charges related to specific assets that were held for sale for the years ended October 31, 2014, 2013 and 2012 as follows:

	Year Ended October 31,
	2014		2013		2012
	(In thousands)
Asset impairment charges	505	(1)	1,465	(2)	912	(3)

(1)	Related to the facility in Barbourville, Kentucky, which was sold in May 2014.
(2) Related to the write down of land in Arizona and the facility in Barbourville, Kentucky.
(3)Primarily related to the consolidation of the Barbourville facility which was being held for sale. See Note 20 "Restructuring Activities", included herewith.
6. Goodwill and Intangible Assets
Goodwill
The change in the carrying amount of goodwill for the years ended October 31, 2014 and 2013 was as follows:

	Year Ended October 31,
	2014	2013
	(In thousands)
Beginning balance as of November 1, 2013 and 2012	$71,866	$68,331
Acquisitions	—	2,785
Foreign currency translation adjustment	(1,320)	750
Balance as of October 31,	$70,546	$71,866
We evaluated our goodwill balances for indicators of impairment and performed an annual goodwill impairment test to determine the recoverability of these assets. We determined that our goodwill was not impaired. We did not incur an impairment charge for the years ended October 31, 2014, 2013 and 2012.
Identifiable Intangible Assets
Amortizable intangible assets consisted of the following as of October 31, 2014 and 2013:

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	October 31, 2014	October 31, 2014		October 31, 2013
	Remaining Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(In thousands)
Customer relationships	9 years	$53,083	$19,700	$52,793	$15,630
Trademarks and trade names	12 years	44,722	20,343	44,576	17,498
Patents and other technology	7 years	25,244	13,228	25,390	11,319
Other	1 year	1,392	1,020	1,392	742
Total		$124,441	$54,291	$124,151	$45,189
We do not estimate a residual value associated with these intangible assets. Included in intangible assets as of October 31, 2014 were customer relationships of $0.3 million related to the Greenville acquisition with original estimated useful lives of 5 years. See Note 2, "Acquisitions", included herewith.
The aggregate amortization expense associated with identifiable intangible assets for the years ended October 31, 2014, 2013 and 2012 was $9.1 million, $8.9 million and $8.2 million, respectively.

Estimated remaining amortization expense, assuming current intangible balances and no new acquisitions, for future fiscal years ending October 31, is as follows (in thousands):

Estimated Amortization Expense
2015	$8,984
2016	8,713
2017	8,607
2018	8,360
2019	7,571
Thereafter	27,915
Total	$70,150
We did not incur impairment losses related to our identifiable intangible assets during the years ended October 31, 2014, 2013 and 2012.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Accrued Liabilities

Accrued liabilities consisted of the following at October 31, 2014 and 2013:

	October 31,
	2014	2013
	(In thousands)
Payroll, payroll taxes and employee benefits	$15,183	$15,791
Accrued insurance and workers compensation	2,870	1,267
Sales allowances	4,764	5,111
Deferred compensation	330	3,597
Deferred revenue	610	1,121
Warranties	385	1,700
Audit, legal, and other professional fees	799	1,236
Accrued taxes	439	590
Accrued rent	316	353
Treasury share purchase accrual	1,959	—
Other	4,827	4,044
Accrued liabilities	$32,482	$34,810

8. Debt and Capital Lease Obligations
Long-term debt consisted of the following at October 31, 2014 and 2013:

	October 31,
	2014	2013
	(In thousands)
Revolving Credit Facility	$—	$—
City of Richmond, Kentucky Industrial Building Revenue Bonds	600	700
Capital lease obligations	185	163
Total debt	$785	$863
Less: Current maturities of long-term debt	199	162
Long-term debt	$586	$701
Revolving Credit Facility
Prior to January 28, 2013, we maintained a $270.0 million senior unsecured revolving credit facility (the Retired Facility) which had been executed on April 23, 2008 and was scheduled to mature on April 23, 2013. The Retired Facility provided for up to $50.0 million of standby letters of credit, limited based on availability, as defined. Amounts borrowed under the facility were to bear interest at a spread above the London Interbank Borrowing Rate (LIBOR) based on a combined leverage and ratings grid. In addition, the Retired Facility contained restrictive debt covenants, as defined in the indenture, and contained certain limits on additional indebtedness, asset or equity sales and acquisitions. During the fiscal year ended October 31, 2012 and for the period from November 1, 2012 through January 28, 2013, we were in compliance with our debt covenants and did not borrow funds pursuant to the Retired Facility.
On January 28, 2013, we entered into a Senior Unsecured Revolving Credit Facility (the Credit Facility) that has a five-year term and permits aggregate borrowings at any time of up to $150 million, with a letter of credit sub-facility, a swing line sub-facility and a multi-currency sub-facility. Borrowings denominated in United States dollars bear interest at a spread above LIBOR or a base rate derived from the prime rate. Foreign denominated borrowings bear interest at a spread above the LIBOR applicable to such currencies. Subject to customary conditions, we may request that the aggregate commitments under the Credit Facility be increased by up to $100 million, with total commitments not to exceed $250 million. The Credit Facility replaces our previous senior unsecured revolving credit facility (the Retired Facility) that was scheduled to expire on April 23, 2013.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Credit Facility requires us to comply with certain financial covenants, the terms of which are defined therein. Specifically, we must not permit, on a quarterly basis, our ratio of consolidated EBITDA to consolidated interest expense as defined (Minimum Interest Coverage Ratio), to fall below 3.00:1 or our ratio of consolidated funded debt to consolidated EBITDA, as defined (Maximum Consolidated Leverage Ratio), to exceed 3.25:1. The Maximum Consolidated Leverage Ratio is the ratio of consolidated EBITDA to consolidated interest expense, in each case for the previous four consecutive fiscal quarters. EBITDA is defined by the indenture to include proforma EBITDA of acquisitions and to exclude certain items such as goodwill and intangible asset impairments and certain other non-cash charges and non-recurring items. Subject to our compliance with the covenant requirements, the amount available under the Credit Facility is a function of: (1) our trailing twelve month EBITDA; (2) the Minimum Interest Coverage Ratio and Maximum Consolidated Leverage Ratio allowed under the Credit Facility; and (3) the aggregate amount of our outstanding debt and letters of credit. As of October 31, 2014, we were in compliance with the financial covenants set forth in the Credit Facility.
As of October 31, 2014, the amount available to us for use under the Credit Facility was limited to $140.7 million and we had outstanding letters of credit of $6.1 million. For the year ended October 31, 2014, we did not borrow any amounts under the Credit Facility, and thus had no outstanding borrowings at October 31, 2014. Our borrowing rate under the Credit Facility was 3.25% and 1.20% for the swing line sub facility and the revolver, respectively, at October 31, 2014. As of October 31, 2013, the amount available to us for use under the Credit Facility was limited to $139.0 million and we had outstanding letters of credit of $6.2 million. For the period from January 28, 2013 through October 31, 2013, we borrowed and repaid $23.5 million under the Credit Facility, and thus had no outstanding borrowings at October 31, 2013. The weighted average interest rate for the period from January 28, 2013 through October 31, 2013 was 1.33%. Our borrowing rate under the Credit Facility was 3.25% and 1.20% for the swing line sub facility and the revolver, respectively, at October 31, 2013.
Other Debt Instruments
The City of Richmond, Kentucky Industrial Building Revenue Bonds are due in annual installments through October 2020. Interest is payable monthly at a variable rate. Interest rates on these bonds have ranged from 0.2% to 0.3% during the fiscal year ended October 31, 2014. The average interest rate during the fiscal years ended October 31, 2014 and 2013, was 0.2% and 0.3%, respectively. We have pledged the land, building and certain equipment used at the facility located in Richmond, Kentucky as collateral. In addition, we have issued a $0.6 million letter of credit under the Credit Facility which serves as a conduit for making the scheduled payments.
We have capital lease obligations related to equipment purchases with annual interest rates that range between 1.5% and 11.0%. These capital lease obligations extend through 2019.
The table below presents the scheduled maturity dates of our long-term debt outstanding at October 31, 2014 (in thousands):

Aggregate Maturities
2015	199
2016	160
2017	127
2018	100
2019	100
Thereafter	99
Total	$785
9. Retirement Plans
We have a number of retirement plans covering substantially all employees. We provide both defined benefit and defined contribution plans. In general, an employee’s coverage for retirement benefits depends on the location of employment.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Funded Status and Net periodic Benefit Cost
The changes in benefit obligations and plan assets, and our funded status (reported in deferred pension and postretirement benefits on the consolidated balance sheets) were as follows:

	October 31,
	2014	2013
	(In thousands)
Change in Benefit Obligation:
Beginning balance as of November 1, 2013 and 2012, respectively	$26,239	$24,407
Service cost	3,313	3,820
Interest cost	1,063	786
Actuarial loss (gain)	2,213	(893)
Benefits paid	(3,188)	(1,540)
Administrative expenses	(570)	(341)
Projected benefit obligation at October 31,	$29,070	$26,239
Change in Plan Assets:
Beginning balance as of November 1, 2013 and 2012, respectively	$23,607	$18,562
Actual return on plan assets	1,340	3,256
Employer contributions	4,140	3,670
Benefits paid	(3,188)	(1,540)
Administrative expenses	(570)	(341)
Fair value of plan assets at October 31,	$25,329	$23,607
Non current liability - Funded Status	$(3,741)	$(2,632)
As of October 31, 2014 and 2013, included in our accumulated comprehensive loss was a net actuarial loss of $4.2 million and $1.7 million, respectively. There were no net prior service costs or transition obligations for the years ended October 31, 2014 and 2013.
As of October 31, 2014 and 2013, the accumulated benefit obligation was $28.1 million and $25.2 million, respectively. The accumulated benefit obligation is the present value of pension benefits (whether vested or unvested) attributed to employee service rendered before the measurement date, and based on employee service and compensation prior to that date. The accumulated benefit obligation differs from the projected benefit obligation in that it includes no assumption about future compensation levels.
The net periodic benefit cost for the years ended October 31, 2014, 2013 and 2012, was as follows:

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended October 31,
	2014	2013	2012
	(In thousands)
Service cost	$3,313	$3,820	$3,652
Interest cost	1,063	786	815
Expected return on plan assets	(1,722)	(1,400)	(1,161)
Amortization of net loss	—	370	147
Net periodic benefit cost	$2,654	$3,576	$3,453
The changes in plan assets and projected benefit obligations which were recognized in our other comprehensive loss for the years ended October 31, 2014, 2013 and 2012 were as follows:

	Year Ended October 31,
	2014	2013	2012
	(In thousands)
Net loss (gain) arising during the period	$2,596	$(2,749)	$81
Less: Amortization of loss	$—	$369	$147
Total recognized in other comprehensive loss	$2,596	$(3,118)	$(66)
Measurement Date and Assumptions
We generally determine our actuarial assumptions on an annual basis, with a measurement date of October 31.
The following table presents our assumptions for pension benefit calculations for the years ended October 31, 2014, 2013 and 2012:

	For the Year Ended October 31,
	2014	2013	2012	2014	2013	2012
Weighted Average Assumptions:	Benefit Obligation			Net Periodic Benefit Cost
Discount rate	3.64%	4.18%	3.29%	4.18%	3.29%	4.40%
Rate of compensation increase	3.00%	2.50%	2.50%	2.50%	2.50%	4.00%
Expected return on plan assets	n/a	n/a	n/a	7.25%	7.25%	7.25%
The discount rate was used to calculate the present value of the projected benefit obligation for pension benefits. The rate reflects the amount at which benefits could be effectively settled on the measurement date. For the years ended October 31, 2014, 2013 and 2012, we determined our discount rate based on a pension discount curve. The rate represents the single rate that, if applied to every year of projected benefits payments, would result in the same discounted value as the array of rates that comprise the pension discount curve.
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
Plan Assets
The following tables provide our target allocation for the year ended October 31, 2014, as well as the actual asset allocation by asset category and fair value measurements as of October 31, 2014 and 2013:

	Target Allocation	Actual Allocation
	October 31, 2014	October 31, 2014	October 31, 2013
Equity securities	60.0%	61.0%	60.0%
Fixed income	40.0%	39.0%	40.0%

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Fair Value Measurements at
	October 31, 2014	October 31, 2013
	(In thousands)
Money market fund	$307	$445

Large capitalization	$8,088	$7,439
Small capitalization	3,034	2,745
International equity	2,773	2,536
Other	1,267	1,139
Equity securities	$15,162	$13,859

High-quality core bond	$4,933	$4,653
High-quality government bond	2,452	2,322
High-yield bond	2,475	2,328
Fixed income	$9,860	$9,303

Total securities(1)	$25,329	$23,607

(1)	Quoted prices in active markets for identical assets (Level 1).
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

Expected Benefit Payments and Funding
Our pension funding policy is to make the minimum annual contributions required pursuant to the plan. We accelerated contributions to target a 100% funding threshold. Additionally, we consider funding annual requirements early in the fiscal year to potentially maximize the return on assets. For the fiscal years ended October 31, 2014, 2013 and 2012, we made total pension contributions of $4.1 million, $3.7 million and $4.2 million, respectively.

During fiscal 2015, we expect to contribute approximately $1.9 million to the pension plan to reach targeted funding levels and meet minimum contribution requirements. This expected contribution level will be dependent on many variables, including the market value of the assets compared to the obligation, as well as other market or regulatory conditions. In addition, we consider the cash requirements of our business investment opportunities. Accordingly, actual funding amounts and the timing of such funding may differ from current estimates.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents the total benefit payments expected to be paid to participants by year, which includes payments funded from our assets, as well as payments paid from the plan for the year ended October 31, (in thousands):

Pension Benefits
2015	$2,577
2016	2,416
2017	2,663
2018	2,748
2019	2,901
2020 - 2024	16,199
Total	$29,504

Defined Contribution Plan
We also sponsor defined contribution plans into which we and our employees make contributions. We match 5% up to the first 50% of employee deferrals. We do not offer our common stock as a direct investment option under these plans. For the years ended October 31, 2014, 2013 and 2012, we contributed approximately $2.4 million, $2.9 million and $2.5 million for these plans, respectively.
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

	October 31, 2014	October 31, 2013
	(In thousands)
Accrued liabilities	$49	$74
Deferred pension and postretirement benefits	1,077	847
Total	$1,126	$921
We also have supplemental benefit plans covering certain executive officers and a non-qualified deferred compensation plan covering members of the Board of Directors and certain key employees. As of October 31, 2014 and 2013, our liability under the supplemental benefit plan was approximately $1.9 million and $3.6 million, respectively, and our liability under the deferred compensation plan was approximately $3.4 million and $6.7 million, respectively. During 2014, we settled approximately $1.8 million and $3.5 million related to the supplemental benefit plan and the deferred compensation plan, respectively, as a result of the separation of three of our executive officers in 2013. As of October 31, 2014 and 2013, the current portion of these liabilities was recorded under the caption "Accrued Liabilities," and the long-term portion was included under the caption "Other Liabilities" in the accompanying balance sheets.
10. Warranty Obligations
We accrue warranty obligations as we recognize revenue associated with certain products. We make provisions for our warranty obligations based upon historical experience of costs incurred for such obligations adjusted, as necessary, for current conditions and factors. During January 2014, we reduced our warranty accrual by $2.8 million for certain insulating glass products we no longer produce and for which claim activity for a specific customer had ceased. There are significant uncertainties and judgments involved in estimating our warranty obligations, including changing product designs, differences in customer installation processes and future claims experience which may vary from historical claims experience. Therefore, the ultimate amount we incur as warranty costs in the near and long-term may not be consistent with our current estimate.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A reconciliation of the activity related to our accrued warranty, including both the current and long-term portions (reported in accrued liabilities and other liabilities, respectively, on the accompanying consolidated balance sheets) follows:

	Year Ended October 31,
	2014	2013
	(In thousands)
Beginning balance as of November 1, 2013, and 2012, respectively	$3,684	$4,781
Provision for warranty expense	782	768
Change in accrual for preexisting warranties	(3,400)	(1,279)
Warranty costs paid	(395)	(586)
Total accrued warranty	$671	$3,684
Less: Current portion of accrued warranty	385	1,700
Long-term portion at October 31,	$286	$1,984
11. Income Taxes
We provide for income taxes on taxable income at the statutory rates applicable. The following table summarizes the components of income tax expense from continuing operations for the years ended October 31, 2014, 2013 and 2012:

	Year Ended October 31,
	2014	2013	2012
	(In thousands)
Current
Federal	$1,271	$2,902	$7,446
State and local	532	780	1,407
Non-U.S.	2,535	846	615
Total current	4,338	4,528	9,468
Deferred
Federal	2,261	(10,498)	(10,912)
State and local	(258)	(980)	(493)
Non-U.S.	(873)	62	(570)
Total deferred	1,130	(11,416)	(11,975)
Total income tax provision (benefit)	$5,468	$(6,888)	$(2,507)
The following table reconciles our effective income tax rate to the federal statutory rate of 35% for the years ended October 31, 2014, 2013 and 2012:

	Year Ended October 31,
	2014	2013	2012
U.S. tax at statutory rate	35.0%	35.0%	35.0%
State and local income tax	2.3	3.0	5.0
Non-U.S. income tax	(0.1)	0.1	(1.3)
US tax on non US earnings	(0.3)	—	—
Deferred rate change	5.1	—	—
General business credits	(1.8)	0.8	3.0
Employee related items	—	—	(5.9)
Uncertain tax positions	(1.2)	1.9	4.1
Change in valuation allowance	(1.0)	(2.8)	(12.1)
Other	1.6	(2.3)	(0.2)
Effective tax rate	39.6%	35.7%	27.6%

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Significant components of our net deferred tax assets were as follows:

	October 31,
	2014	2013
	(In thousands)
Deferred tax assets:
Employee benefit obligations	$15,017	$12,313
Goodwill and intangibles	—	129
Accrued liabilities and reserves	1,742	3,872
Pension and other benefit obligations	2,676	2,044
Inventory	1,890	1,583
Loss and tax credit carry forwards	20,107	21,561
Other	268	261
Total gross deferred tax assets	41,700	41,763
Less: Valuation allowance	1,358	2,478
Total deferred tax assets, net of valuation allowance	40,342	39,285
Deferred tax liabilities:
Property, plant and equipment	7,472	8,064
Goodwill and intangibles	3,078	—
Total deferred tax liabilities	10,550	8,064
Net deferred tax assets	$29,792	$31,221

Uncertain tax position	6,805	7,843
	$22,987	$23,378

Deferred income tax assets, non-current	$1,545	$7,030
Deferred income tax assets, current	21,442	16,348
Net deferred tax assets	$22,987	$23,378
At October 31, 2014, operating loss carry forwards for tax purposes, mostly comprised of federal and state, were $79.0 million. The majority of such losses begin to expire in 2025. Tax credits available to offset future tax liabilities totaled $3.5 million and are not expected to be utilized within the next twelve months. We evaluate tax benefits of operating losses and tax credit carry forwards on an ongoing basis, including a review of historical and projected future operating results, the eligible carry forward period and other circumstances. We have recorded a valuation allowance for certain state net operating losses as of October 31, 2014 and 2013, totaling $1.4 million ($0.9 million net of federal taxes) and $2.5 million ($1.6 million net of federal taxes), respectively. In assessing the need for a valuation allowance, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets.
The following table reconciles the change in the unrecognized income tax benefit for the years ended October 31, 2014, 2013 and 2012 (in thousands):

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Unrecognized Income Tax Benefits
Balance at October 31, 2011	$19,042
Additions for tax positions related to the current year	12
Additions for tax positions related to the prior year	276
Lapse in statute of limitations	(3,571)
Balance at October 31, 2012	$15,759
Additions for tax positions related to the current year	14
Additions for tax positions related to the prior year	497
Lapse in statute of limitations	(3,032)
Balance at October 31, 2013	$13,238
Additions for tax positions related to the current year	—
Additions for tax positions related to the prior year	170
Lapse in statute of limitations	(1,977)
Balance at October 31, 2014	$11,431
Included in prepaid and other current assets on the accompanying consolidated balance sheets were income tax receivables of $0.4 million and $0.2 million as of October 31, 2014 and 2013, respectively.
Management has determined that the earnings of our foreign subsidiaries are not required as a source of funding for United States operations and we intend to indefinitely reinvest these funds in our foreign jurisdictions. If the investment in our foreign subsidiaries were completely realized, a potential gain of $21.2 million could exist resulting in an estimated residual United States tax liability of $6.6 million.
Our unrecognized tax benefit (UTB) is related to the 2008 spin-off of Quanex from its parent and certain state tax items regarding the interpretation of tax laws and regulations. The total UTB at October 31, 2013 was $13.2 million. Of this amount, $5.4 million was recorded as a liability for uncertain tax positions and $7.8 million was recorded as deferred income taxes (non-current assets) on the accompanying consolidated balance sheet. During the year ended October 31, 2014, we reduced the liability for uncertain tax positions related to the spin-off by $2.0 million due to the lapse in the statute of limitations, which resulted in a non-cash increase in retained earnings of $1.6 million and a decrease in income tax expense of $0.4 million. At October 31, 2014, $4.6 million is recorded as a liability for uncertain tax positions and $6.8 million is recorded in deferred income taxes (non current assets). The total UTB of $11.4 million at October 31, 2014, includes $10.8 million for which the recognition of such items would not affect the annual effective tax rate. For the years ended October 31, 2014, 2013 and 2012, we recognized a benefit less than $0.1 million, $0.1 million and $0.2 million, respectively, in interest and penalties which were reported as income tax (benefit) expense in the consolidated statements of income (loss) consistent with past practice.
We, along with our subsidiaries, file income tax returns in the United States and various state jurisdictions as well as in the United Kingdom, Germany and Canada. In certain jurisdictions the statute of limitations has not yet expired. We generally remain subject to examination of our United States income tax returns for 2011 and subsequent years. We generally remain subject to examination of our various state income tax returns for a period of four to five years from the date the return was filed. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the state of the federal change.
On September 13, 2013, the Internal Revenue Service issued final Tangible Property Regulations (TPR) under Internal Revenue Code (IRC) Section 162 and IRC Section 263(a), which prescribe the capitalization treatment of certain repair costs, asset betterments and other costs which could affect temporary deferred taxes. The regulations became effective for tax years beginning on or after January 1, 2014. Pursuant to U.S. GAAP, as of the date of the issuance, the release of the regulations is treated as a change in tax law. We do not believe the impact of this change in tax law was material to our financial position or results of operations. We will continue to monitor any future changes in the TPR prospectively.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

that a decrease of approximately $1.8 million in the UTB may be recognized within the next twelve months as a result of a lapse in the statute of limitations.
Our federal income tax returns for the tax years ended October 31, 2011 and 2012 are currently under examination by the Internal Revenue Service. Field work has been completed and no adjustments have been proposed.
12. Commitments and Contingencies
Operating Leases and Purchase Obligations
We have operating leases for certain real estate and equipment used in our business. Rental expense for the years ended October 31, 2014, 2013 and 2012 was $6.9 million, $7.1 million and $6.9 million, respectively. We sublease certain of our facilities as of October 31, 2014, pursuant to which we expect to receive future minimum non-cancelable rentals of $1.3 million.
We are a party to non-cancelable purchase obligations primarily for door hardware, primary and secondary steel and primary and secondary aluminum used in our manufacturing processes. We paid $5.6 million pursuant to these arrangements for the year ended October 31, 2014. These obligations total $1.7 million at October 31, 2014 and extend through fiscal 2015. We had no significant purchase obligations associated with our continuing operations pursuant to these arrangements for the years ended October 31, 2013 and 2012. Future amounts paid pursuant to these arrangements will depend, to some extent, on our usage.
The following table presents future minimum rental payments under operating leases with remaining terms in excess of one year at October 31, 2014 (in thousands):

Operating Leases
2015	$6,920
2016	6,065
2017	5,168
2018	4,056
2019	3,428
Thereafter	6,729
Total	$32,366
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

"Nature of Operations and Basis of Presentation - Discontinued Operations", on April 1, 2014, we sold Nichols and the liabilities associated with this on-going remediation effort were assumed by Aleris International, Inc.
Spacer Migration
We were notified by certain customers through our German operation that the vapor barrier employed on certain spacer products manufactured prior to March 2014 may fail and permit spacer migration in certain extreme circumstances. This product does not have a specific customer warranty, but we have received claims from customers related to this issue, which we continue to investigate. We have incurred expense of $1.8 million during 2014 associated with this issue, including an accrual of $1.2 million at October 31, 2014 for any asserted claim that we deem to be reasonably possible and estimable. We cannot estimate any future liability with regard to unasserted claims. We will investigate any future claims, but we are not obligated to honor any future claims.
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
The nature of our business activities requires the management of various financial and market risks, including those related to changes in foreign currency exchange rates and aluminum scrap prices. We have historically used foreign currency forwards and options, and aluminum swap contracts to mitigate or eliminate certain of those risks at our subsidiaries. We use foreign currency contracts to offset fluctuations in the value of accounts receivable and payable balances that are denominated in currencies other than the United States dollar, including the Euro, British Pound and Canadian Dollar. Historically, we have entered into swap contracts to minimize our exposure to aluminum commodity prices. Through the use of swap contracts, we attempt to protect ourselves from the effects of changing prices of aluminum on our cost of sales. To the extent that the raw material costs factored into the firm price sales commitments are matched with firm price raw material purchase commitments, changes in aluminum prices should have no effect. Currently, we do not enter into derivative transactions for speculative or trading purposes. We are exposed to credit loss in the event of nonperformance by the counterparties to our derivative transactions. We attempt to mitigate this risk by monitoring the creditworthiness of our counterparties and limiting our exposure to individual counterparties. In addition, we have established master netting agreements in certain cases to facilitate the settlement of gains and losses on specific derivative contracts.
We have not designated any of our derivative contracts as hedges for accounting purposes in accordance with the provisions under the Accounting Standards Codification topic 815 "Derivatives and Hedging" (ASC 815). Therefore, changes in the fair value of these contracts and the realized gains and losses are recorded in the consolidated statements of income (loss) for the years ended October 31, 2014, 2013 and 2012 were as follows (in thousands):

		Year Ended October 31,
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss):	2014	2013	2012
Foreign currency derivatives	Other, net	$568	$(570)	$895
Aluminum derivatives	Cost of sales	$—	$(122)	$(476)
We have chosen not to offset any of our derivative instruments in accordance with the provisions of ASC 815. Therefore, the assets and liabilities are presented on a gross basis on our accompanying consolidated balance sheets.
The fair values of our outstanding derivative contracts as of October 31, 2014 and 2013 were as follows (in thousands):

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	October 31,
	2014	2013
Prepaid and other current assets:
Aluminum derivatives	$—	$50
Foreign currency derivatives	$69	$163
Other assets:
Aluminum derivatives	$—	$8
Accrued liabilities:
Foreign currency derivatives	—	38
Aluminum derivatives	$—	$77
The following table summarizes the notional amounts and fair value of outstanding derivative contracts at October 31, 2014 and 2013 (in thousands):

		Notional as indicated		Fair Value in $
		October 31, 2014	October 31, 2013	October 31, 2014	October 31, 2013
Foreign currency derivatives:
Sell EUR, Buy USD	EUR	4,907	7,258	$68	$150
Sell CAD, Buy USD	CAD	331	615	1	(2)
Sell EUR, Buy GBP	EUR	—	880	—	14
Buy EUR, Sell GBP	EUR	—	967	—	(12)
Buy GBP, Sell USD	GBP	—	2,435	—	(25)
Aluminum derivatives	LBS	—	187	$—	$(64)
For the classification in the fair value hierarchy, see Note 14, "Fair Value Measurement of Assets and Liabilities", included herewith.
14. Fair Value Measurement of Assets and Liabilities
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to Level 1 and the lowest priority to Level 3. The three levels of the fair value hierarchy are described below:

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

•	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the assets and liabilities measured on a recurring basis based on the fair value hierarchy (in thousands):

	October 31, 2014				October 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Short-term investments	$69,975	$—	$—	$69,975	$42,639	$—	$—	$42,639
Aluminum derivatives	—	—	—	—	—	58	—	58
Foreign currency derivatives	—	69	—	69	—	163	—	163
Total assets	$69,975	$69	$—	$70,044	$42,639	$221	$—	$42,860

Liabilities
Aluminum derivatives	—	—	—	—	—	(77)	—	(77)
Foreign currency derivatives	$—	$—	$—	$—	$—	$(38)	$—	$(38)
Total liabilities	$—	$—	$—	$—	$—	$(115)	$—	$(115)
We held short-term investments (with an original maturity of three months or less) in commercial paper at October 31, 2014. As of October 31, 2013, we had short-term investments in money market funds. We have included these investments as cash and cash equivalents in the accompanying consolidated balance sheets. These investments are measured at fair value based on active market quotations and are therefore classified as Level 1. All of our derivative contracts are valued using quoted market prices from brokers or exchanges and are classified within Level 2 of the fair value hierarchy.
As of October 31, 2014 and 2013, we had approximately $2.4 million and $3.7 million, respectively, of certain property, plant and equipment that was recorded at fair value on a non-recurring basis and classified as Level 3. The fair value was based on broker opinions. The decrease in value of $1.3 million from October 31, 2013 to October 31, 2014 was due to the sale of a piece of equipment and a facility in Barbourville, Kentucky totaling $0.8 million. We recorded an asset impairment charge of $0.5 million associated with the facility and an insignificant realized loss on the sale in Barbourville, Kentucky.
Carrying amounts reported on the balance sheet for cash, cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. Our outstanding debt was variable rate debt that re-prices frequently, thereby limiting our exposure to significant change in interest rate risk. As a result, the fair value of our debt instruments approximates carrying value at October 31, 2014 and 2013 (Level 3 measurement).
15. Stock-Based Compensation
We have established and maintain an Omnibus Incentive Plan (2008 Plan) that provides for the granting of restricted stock awards, stock options, restricted stock units, performance share awards and other stock-based and cash-based awards. The 2008 Plan is administered by the Compensation and Management Development Committee of the Board of Directors.
The aggregate number of shares of common stock originally authorized for grant under the 2008 Plan was 2,900,000. At our annual shareholder meeting held in February 2011, the shareholders approved an amendment which increased the aggregate number of shares available for grant under the 2008 Plan by 2,400,000 shares; and at our annual shareholder meeting held in February 2014, the shareholders approved an amendment which increased the aggregate number of shares available for grant under the 2008 Plan by an additional 2,350,000 shares. Any officer, key employee and/or non-employee director or any of our affiliates is eligible for awards under the 2008 Plan. Our initial grant of awards under the 2008 Plan was on April 23, 2008. Our practice is to grant stock options and restricted stock units to non-employee directors on the last business day of each fiscal year, with an additional grant of options to each director on the date of his or her first anniversary of service. Once we receive approval from the Board of Directors in December, we grant stock options, restricted stock awards, restricted stock units and/or performance shares to employees. Occasionally, we may make additional grants to key employees at other times during the year.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of non-vested restricted stock awards activity during the years ended October 31, 2014, 2013 and 2012, follows:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value per Share
Non-vested at October 31, 2011	256,390	$12.67
Granted	83,900	15.08
Vested	(115,790)	7.82
Forfeited	(11,800)	16.07
Non-vested at October 31, 2012	212,700	16.08
Granted	148,400	18.83
Vested	(67,300)	16.21
Forfeited	(110,400)	17.40
Non-vested at October 31, 2013	183,400	17.46
Granted	83,400	17.67
Vested	(30,700)	17.45
Forfeited	(15,300)	19.25
Non-vested at October 31, 2014	220,800	$17.42
The total weighted average grant-date fair value of restricted stock awards that vested during the years ended October 31, 2014, 2013 and 2012 was $0.5 million, $1.1 million and $0.9 million, respectively. As of October 31, 2014, total unrecognized compensation cost related to unamortized restricted stock awards totaled $1.9 million. We expect to recognize this expense over the remaining weighted average period of 1.8 years.
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
We use the Black-Scholes pricing model to estimate the fair value of our stock options. A description of the methodology for the valuation assumption follows:

•
Expected Volatility – For stock options granted prior to July 1, 2013, we used an estimate of the historical volatility of a selected peer group. Effective July 1, 2013, we determined that we had sufficient historical data to calculate the volatility of our common stock since our spin-off in April 2008. We believe there has been uncertainty in the United States equities market over the past several years and that uncertainty has contributed to volatility in equities in general. We expect this volatility to continue over the foreseeable future. Therefore, we believe that our historical volatility is a proxy for expected volatility. We have not excluded any of our historical data from the volatility calculation (over this 6 year term), and we are not aware of any specific significant factors which might impact our future volatility.

•
Expected Term – For stock options granted prior to July 1, 2013, we determined the expected term using historical information of our former parent company prior to the spin-off in 2008, with regards to option vesting, exercise behavior and contractual expiration, as we believed that this employee group was the most similar to our employee group. Separate groups of employees that have similar historical exercise behavior were considered separately. Effective July 1, 2013, we determined that we had sufficient historical data to estimate our expected term using our own data with regards to the exercise behavior, cancellations, retention patterns and remaining contractual terms. When analyzing these patterns and variables, we considered the stratification of the awards (large grants to relatively few employees versus smaller grants to many others), the age of certain employees with larger grants, the historical exercise behavior of the employee group, and fluctuations/volatility of our underlying common stock, as to whether the stock options are expected to be out-of-the-money. For our directors, stock options vest immediately, and, as such, the expected term approximates the contractual term, after adjusting for historical forfeitures. We believe our estimates are reasonable given these factors.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

•	Risk-Free Rate – We base the risk-free rate on the yield at the date of grant of a zero-coupon United States Treasury bond whose maturity period equals the option’s expected term.

•	Expected Dividend Yield – We base the expected dividend yield on our historical dividend payment of approximately $0.16 per share.
The following table summarizes the assumptions used to estimate the fair value of our stock options granted during the years ended October 31, 2014, 2013 and 2012.

	Year Ended October 31,
	2014	2013	2012
Weighted-average expected volatility	55.3%	54.9%	54.0%
Weighted-average expected term (in years)	6.1	5.3	5.0
Risk-free interest rate	1.9%	1.0%	0.9%
Expected dividend yield over expected term	1.0%	1.0%	1.0%
Weighted average grant date fair value	$8.78	$8.75	$6.80
The following table summarizes our stock option activity for the years ended October 31, 2014, 2013 and 2012.

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000s)
Outstanding at October 31, 2011	2,137,436	$14.08		$3,520
Granted	607,972	15.82
Exercised	(229,423)	13.14
Forfeited/Expired	(42,735)	15.71
Outstanding at October 31, 2012	2,473,250	14.57		$12,908
Granted	636,645	19.67
Exercised	(179,517)	14.39
Forfeited/Expired	(55,102)	18.01
Outstanding at October 31, 2013	2,875,276	15.64	7.0	$7,748
Granted	189,200	17.99
Exercised	(306,611)	19.27
Forfeited/Expired	(169,476)	18.71
Outstanding at October 31, 2014	2,588,389	16.21	6.2	$10,238
Vested or expected to vest at October 31, 2014	2,551,657	16.17	6.9	$10,174
Exercisable at October 31, 2014	1,956,544	$15.58	5.6	$8,829
Intrinsic value is the amount by which the market price of the common stock on the date of exercise exceeds the exercise price of the stock option. For the years ended October 31, 2014, 2013 and 2012, the total intrinsic value of our stock options that were exercised totaled $2.7 million, $0.8 million and $1.2 million, respectively. The total fair value of stock options vested during the years ended October 31, 2014, 2013 and 2012, was $3.8 million, $3.2 million and $2.6 million, respectively. As of October 31, 2014, total unrecognized compensation cost related to stock options was $2.2 million. We expect to recognize this expense over the remaining weighted average period of 1.7 years.
Restricted Stock Units
Restricted stock units may be awarded to key employees and officers from time to time, and annually to non-employee directors. The director restricted stock units vest immediately but are payable only upon the director's cessation of service, whereas restricted stock units awarded to employees and officers typically cliff vest after a three-year period with service and continued employment as the vesting conditions. Restricted stock units are not considered outstanding shares and do not have voting rights, although the holder does receive a cash payment equivalent to the dividend paid, on a one-for-one basis, on our outstanding common shares. Once the vesting criteria is met, each restricted stock unit is payable to the holder in cash based on the market value of one

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

share of our common stock. Accordingly, we record a liability for the restricted stock units on our balance sheet and recognize any changes in the market value during each reporting period as compensation expense.
The following table summarizes non-vested restricted stock unit activity during the years ended October 31, 2014, 2013 and 2012:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at October 31, 2011	21,000	$18.35
Granted	162,632	15.60
Vested	(7,632)	19.77
Forfeited	(15,000)	18.35
Non-vested at October 31, 2012	161,000	15.47
Granted	6,875	17.78
Vested	(12,875)	18.05
Forfeited	(54,000)	15.08
Non-vested at October 31, 2013	101,000	15.62
Granted	12,135	18.58
Vested	(29,635)	18.35
Forfeited	—	—
Non-vested at October 31, 2014	83,500	15.08
During the years ended October 31, 2014, 2013 and 2012, we paid $0.5 million, $0.1 million and $0.2 million, respectively, to settle restricted stock units. All outstanding restricted stock units awarded to officers and employees are expected to vest in November 2014.
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
To account for this award, we have bifurcated the portion subject to a market condition (relative total shareholder return) and the portion subject to an internal performance measure (earnings per share growth). We have further bifurcated these awards based on the settlement method, as the portion expected to settle in stock (equity component) and the portion expected to settle in cash (liability component).
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
In conjunction with the annual grant in December 2013, we awarded 155,800 performance shares, of which 0% to 200% of these shares may ultimately vest, depending on the achievement of the performance conditions. During 2014, 7,000 of these

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

performance shares were forfeited. For the period from the date of grant through October 31, 2014, we have recorded $1.0 million of compensation expense related to these performance share awards.
Performance share awards are not considered outstanding shares and do not have voting rights, although dividends are accrued over the performance period and will be payable in cash based upon the number of performance shares ultimately earned.
The following table summarizes amounts expensed as selling, general and administrative expense related to restricted stock awards, stock options, restricted stock units and performance share awards for the years ended October 31, 2014, 2013 and 2012(in thousands):

	Year Ended October 31,
	2014	2013	2012
Restricted stock awards	$1,220	$165	$1,117
Stock options	2,301	4,745	3,286
Restricted stock units	781	313	1,201
Performance share awards	981	—	—
Total compensation expense	5,283	5,223	5,604
Income tax effect	2,092	1,864	1,922
Net compensation expense	$3,191	$3,359	$3,682

16. Stockholders' Equity
As of October 31, 2014, our authorized capital stock consists of 125,000,000 shares of common stock, at par value of $0.01 per share, and 1,000,000 shares of preferred stock, with no par value. As of October 31, 2014 and 2013, we had 37,632,032 and 37,653,639 shares of common stock issued, respectively, and 36,214,332 and 37,165,254 shares of common stock outstanding, respectively. There were no shares of preferred stock issued or outstanding at October 31, 2014 and 2013.
Stock Repurchase Program and Treasury Stock
Our Board of Directors approved a stock repurchase program that authorized the repurchase of 2,000,000 shares of our common stock (1,000,000 on May 27, 2010 and 1,000,000 on August 25, 2011). No shares were purchased under this program in fiscal 2014 and there were 905,663 shares available for repurchase under the program prior to its cancellation in September 2014. Our Board cancelled this program on September 5, 2014, and approved a new stock repurchase program authorizing us to use up to $75.0 million to repurchase shares of our common stock. For the period from September 5, 2014 through October 31, 2014, we purchased 1,316,326 shares at a cost of $24.2 million under the new program.
The objective of this repurchase program is to acquire shares opportunistically. We record treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Shares are generally issued from treasury stock at the time of grant of restricted stock awards and the exercise of stock options. On the subsequent issuance of treasury shares, we record proceeds in excess of cost as an increase in additional paid in capital.
17. Other Income (Expense)
Other income (expense) included under the caption "Other, net" on the accompanying consolidated statements of income (loss), consisted of the following (in thousands):

	Year Ended October 31,
	2014	2013	2012
Foreign currency transaction (losses) gains	$(695)	$474	$(857)
Foreign currency exchange derivative gains (losses)	568	(570)	895
Interest income	119	63	206
Other	100	203	(19)
Other income	$92	$170	$225

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18. Segment Information
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
The following table reconciles our segment presentation as previously reported in our Annual Report on Form 10-K for the years ended October 31, 2013 and 2012, to the current presentation.

Year Ended October 31, 2013	As Previously Reported	Discontinued Operations	Reclassification	Current Presentation
Engineered Products
Net sales	$554,867	$—	$—	$554,867
Inter-segment sales	113	(113)	—	—
Depreciation and amortization	31,368	—	22,153	53,521
Operating income (loss)	45,324	—	(64,145)	(18,821)
Capital expenditures	$17,674	$—	$7,534	$25,208
Aluminum Sheet Products
Net sales	$397,775	$(397,775)	$—	$—
Inter-segment sales	12,605	(12,605)	—	—
Depreciation and amortization	6,983	(6,983)	—	—
Operating income (loss)	(996)	(1,092)	2,088	—
Capital expenditures	$12,723	$(12,723)	$—	$—
Corporate & Other
Net sales	$—	$—	$—	$—
Inter-segment sales	(12,718)	12,718	—	—
Depreciation and amortization	22,153	—	(22,153)	—
Operating income (loss)	(62,057)	—	62,057	—
Capital expenditures	$7,534	$—	$(7,534)	$—

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Year Ended October 31, 2012	As Previously Reported	Discontinued Operations	Reclassification	Current Presentation
Engineered Products
Net sales	$478,578	$—	$—	$478,578
Inter-segment sales	—	—	—	—
Depreciation and amortization	28,115	—	1,860	29,975
Operating income (loss)	28,490	—	(37,352)	(8,862)
Capital expenditures	$17,540	$—	$14,950	$32,490
Aluminum Sheet Products
Net sales	$350,398	$(350,398)	$—	$—
Inter-segment sales	11,917	(11,917)	—	—
Depreciation and amortization	7,621	(7,621)	—	—
Operating income (loss)	(17,098)	16,091	1,007	—
Capital expenditures	$10,381	$(10,381)	$—	$—
Corporate & Other
Net sales	$—	$—	$—	$—
Inter-segment sales	(11,917)	11,917	—	—
Depreciation and amortization	1,860	—	(1,860)	—
Operating income (loss)	(36,345)	—	36,345	—
Capital expenditures	$14,950	$—	$(14,950)	$—
Geographic Information
Our manufacturing facilities and all long-lived assets are located in the United States, United Kingdom and Germany. We attribute our net sales to a geographic region based on the location of the customer. The following tables provide information concerning our net sales for the years ended October 31, 2014, 2013 and 2012, and our long-lived assets as of October 31, 2014 and 2013 (in thousands):

	Year Ended October 31,
Net Sales:	2014	2013	2012
United States	$484,601	$454,365	$378,314
Canada	26,605	23,108	25,158
Asian countries	18,867	17,390	18,504
European countries	57,098	52,051	49,686
Other foreign countries	8,213	7,953	6,916
Total net sales	$595,384	$554,867	$478,578

	Year Ended October 31,
Long-lived assets, net	2014	2013
United States	$219,568	$209,064
Germany	21,708	35,779
United Kingdom	8,907	12,806
Total long-lived assets, net	$250,183	$257,649
Effective November 1, 2013 we transferred net intangibles of $15.7 million to the United States from our foreign operations in Germany (net value of $11.7 million) and the United Kingdom (net value of $4.0 million), with a resulting cumulative translation adjustment of $1.0 million dollars.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19. Earnings Per Share
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
The computation of basic and diluted earnings per share for the year ended October 31, 2014 was as follows (in thousands, except per share data):

	Year Ended October 31, 2014
	Income	Weighted Average Shares	Per Share
Basic earnings per common share	$29,234	37,128	$0.79
Effect of dilutive securities:
Stock options	—	467
Restricted stock	—	84
Diluted earnings per common share	$29,234	37,679	$0.78
The computation of diluted earnings per share excludes outstanding stock options and other common stock equivalents when their inclusion would be anti-dilutive. This is always the case when an entity incurs a net loss, as we did for the years ended October 31, 2013 and 2012. During these twelve-month periods, 492,288 and 391,813 of common stock equivalents related to stock options, respectively, and 84,222 and 109,389 shares of restricted stock, respectively, were excluded from the computation of diluted earnings per share.
For the years ended October 31, 2014, 2013 and 2012, we had 954,372, 816,617 and 928,997 securities, respectively, that were potentially dilutive in future earnings per share calculations. Such dilution will be dependent on the excess of the market price of our stock over the exercise price and other components of the treasury stock method.
20. Restructuring Activities
In November 2011, we committed to a plan to close our facility in Barbourville, Kentucky. The consolidation plan, in part, called for the permanent closing of this facility, with the equipment used to manufacture the single seal, warm edge spacer system relocated to our facility in Cambridge, Ohio. We believe this consolidation allowed us to better serve our customers through streamlined operations. The consolidation of operations and the subsequent closure of this facility were completed in August 2012, with residual cash payments and minor program costs incurred in fiscal 2013. At April 30, 2014, this facility was written down to fair market value of $0.5 million and subsequently sold on May 22, 2014. We received sales proceeds of $0.4 million and realized a loss of $0.1 million at the time of sale.
Under ASC Topic 712, “Compensation - Nonretirement Postemployment Benefits”, we are required to record charges for contractual termination benefits and other ongoing benefit arrangements when it is probable that employees will be entitled to benefits under the contract’s terms and the amount can be reasonably estimated. We determined that certain severance pay qualifies as either a contractual termination benefit or an ongoing benefit arrangement, and accordingly recognized $3.4 million in severance during the year ended October 31, 2012. Severance was paid out during 2012 as employees exited. Under ASC Topic 420, “Exit or Disposal Cost Obligations,” we are required to record charges for one-time employee termination benefits, contract termination costs, and other associated costs as incurred. In February 2012, we and the union representing Barbourville employees reached an agreement to pay a one-time incentive bonus to employees upon their planned exit date termination, provided certain performance criteria were met. The salaried employees were offered the same one-time incentive bonus under the same terms as the union employees. There were no significant restructuring charges recognized for the years ended October 31, 2014 and 2013. For the year ended October 31, 2012, we expensed $9.0 million for restructuring charges, of which $3.4 million was for employee-related termination costs and $5.6 million was for facility consolidation related costs.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table reconciles the beginning and ending liability balances pursuant to this restructuring plan for the year ended October 31, 2013 (in thousands):

	Employee Termination Costs	Facility Consolidation Costs	Total
Balance at October 31, 2012	$173	$65	$238
Charges (credits) to expense	(15)	—	(15)
Cash payments	(158)	(65)	(223)
Balance at October 31, 2013	$—	$—	$—

21. Unaudited Quarterly Data
Selected quarterly financial data for the years ended October 31, 2014 and 2013 was as follows (amounts in thousands, except per share amounts):

For the Quarter Ended	January 31, 2014	April 30, 2014	July 31, 2014	October 31, 2014
Net sales	$126,379	$135,208	$169,981	$163,816
Cost of sales	96,189	108,649	130,706	129,040
Depreciation and amortization	8,544	8,494	8,512	8,319
Operating income (loss)	(862)	(2,828)	12,666	5,299
Income (loss) from continuing operations	(1,212)	(2,030)	8,567	3,013
Net income (loss)	$(3,901)	$20,131	$8,047	$4,957
Basic earnings (loss) per share, continuing operations	$(0.03)	$(0.05)	$0.23	$0.08
Diluted earnings (loss) per share, continuing operations	(0.03)	(0.05)	0.23	0.08
Basic earnings (loss) per share	(0.11)	0.54	0.22	0.13
Diluted earnings (loss) per share	(0.11)	0.53	0.21	0.13
Cash dividends paid per common share	$0.04	$0.04	$0.04	$0.04

For the Quarter Ended	January 31, 2013	April 30, 2013	July 31, 2013	October 31, 2013
Net sales	$106,119	$125,140	$156,765	$166,843
Cost of sales	83,294	95,731	116,026	124,682
Depreciation and amortization	8,030	9,812	10,373	25,306
Operating (loss) income	(9,029)	(8,605)	7,366	(8,553)
(Loss) income from continuing operations	(5,170)	(6,863)	5,126	(5,477)
Net (loss) income	$(8,118)	$(7,348)	$4,969	$(1,206)
Basic (loss) earnings per share, continuing operations	$(0.14)	$(0.19)	$0.14	$(0.15)
Diluted (loss) earnings per share, continuing operations	(0.14)	(0.19)	0.14	(0.15)
Basic (loss) earnings per share	(0.22)	(0.20)	0.13	(0.03)
Diluted (loss) earnings per share	(0.22)	(0.20)	0.13	(0.03)
Cash dividends paid per common share	$0.04	$0.04	$0.04	$0.04

22. New Accounting Pronouncements
In August 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate whether conditions exist which raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date of the financial statements (or within one year of when the financial statements are available to be issued). If such conditions exist, disclosure is required of: (1) the principal conditions; (2) management’s evaluation of the significance of the conditions on the entity’s ability to meet obligations; and (3) management’s plans to alleviate this

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

substantial doubt related to the ability to continue as a going concern. If management’s plans do not alleviate this substantial doubt, management must specifically disclose that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date of the financial statements (or date the financial statements are available to be issued), in addition to the disclosure noted above. This guidance becomes effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. We expect to adopt this guidance during fiscal 2017. We do not expect this guidance to have a material impact on our consolidated financial statements.
In June 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period.  This amendment requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition that affects vesting or as a nonvesting condition that affects the grant-date fair value of an award, and provides explicit guidance for those awards. This guidance becomes effective for fiscal years beginning on or after December 15, 2015.  We expect to adopt this guidance during fiscal 2017, and we are currently evaluating the impact on our consolidated financial statements.
In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers.  This guidance prescribes a methodology to determine when revenue is recognizable and constitutes a principles-based approach to revenue recognition based on the consideration to which the entity expects to be entitled in exchange for goods or services.  In addition, this guidance requires additional disclosure in the notes to the financial statements with regard to the methodology applied.  This pronouncement becomes effective for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period, and will essentially supersede and replace existing revenue recognition rules in U.S. GAAP, including industry-specific guidance.  We expect to adopt this pronouncement in fiscal 2018, and we are currently evaluating the impact on our consolidated financial statements.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

financial statements in evaluating the effect or potential effect of netting arrangements on an entity's financial position. We adopted ASU 2011-11 as of November 1, 2013, with no material impact on our consolidated financial statements.
23. Subsequent Events
None.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) under the Securities Exchange Act of 1934 (1934 Act) as of October 31, 2014. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2014, the disclosure controls and procedures are effective.
Management’s Annual Report on Internal Control over Financial Reporting
Refer to Management’s Annual Report on Internal Control over Financial Reporting on page 42 of this Annual Report on Form 10-K.
Auditor's Report Relating to Effectiveness of Internal Control over Financial Reporting
Refer to the Report of Independent Registered Public Accounting Firm on page 40 of this Annual Report on Form 10-K.
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
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Pursuant to General Instruction G(3) to Form 10-K, the information on "Directors, Executive Officers and Corporate Governance" is incorporated herein by reference from the Registrant's Definitive Proxy Statement relating to the 2015 Annual Meeting of Stockholders of Quanex Building Products Corporation or an amendment to this Form 10-K, which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after the close of the fiscal year ended October 31, 2014.
Item 11. Executive Compensation.
Pursuant to General Instruction G(3) to Form 10-K, the information on "Executive Compensation" is incorporated herein by reference from the Registrant's Definitive Proxy Statement relating to the 2015 Annual Meeting of Stockholders of Quanex Building Products Corporation or an amendment to this Form 10-K, which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after the close of the fiscal year ended October 31, 2014.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Pursuant to General Instruction G(3) to Form 10-K, the information on "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" is incorporated herein by reference from the Registrant's Definitive Proxy Statement relating to the 2015 Annual Meeting of Stockholders of Quanex Building Products Corporation or an amendment to this Form 10-K, which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after the close of the fiscal year ended October 31, 2014.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Pursuant to General Instruction G(3) to Form 10-K, the information on "Certain Relationships and Related Transactions, and Director Independence" is incorporated herein by reference from the Registrant's Definitive Proxy Statement relating to the 2015 Annual Meeting of Stockholders of Quanex Building Products Corporation or an amendment to this Form 10-K, which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after the close of the fiscal year ended October 31, 2014.
Item 14. Principal Accountant Fees and Services.
Pursuant to General Instruction G(3) to Form 10-K, the information on "Principal Accountant Fees and Services" is incorporated herein by reference from the Registrant's Definitive Proxy Statement relating to the 2015 Annual Meeting of Stockholders of Quanex Building Products Corporation or an amendment to this Form 10-K, which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after the close of the fiscal year ended October 31, 2014.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
1. Financial Statements
The financial statements included in this report are listed in the Index to Financial Statements on page 39 of this Annual Report on Form 10-K.
2. Financial Statement Schedules
Schedules for which provision is made in the applicable accounting regulations of the SEC are either not required under the related instructions or inapplicable.
3. Exhibits
The exhibits required to be filed pursuant to Item 15(b) of Form 10-K are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference. Exhibits 10.1 through 10.8, 10.15 through 10.23, and 10.25 through 10.50 listed in the Exhibit Index filed herewith, are management or compensatory plans or arrangements required to be filed as exhibits to this Annual Report on Form 10-K pursuant to Item 15(b) thereof.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANEX BUILDING PRODUCTS CORPORATION

Date:	December 12, 2014	/s/ Brent L. Korb
Brent L. Korb
Senior Vice President – Finance and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William C. Griffiths	Chairman of the Board,	December 12, 2014
William C. Griffiths	President and Chief Executive Officer

/s/ Susan F. Davis	Director	December 12, 2014
Susan F. Davis

/s/ LeRoy D. Nosbaum	Director	December 12, 2014
LeRoy D. Nosbaum

/s/ Joseph D. Rupp	Director	December 12, 2014
Joseph D. Rupp

/s/ Curtis M. Stevens	Director	December 12, 2014
Curtis M. Stevens

/s/ Robert R. Buck	Director	December 12, 2014
Robert R. Buck

/s/ Brent L. Korb	Senior Vice President—Finance and Chief Financial Officer	December 12, 2014
Brent L. Korb	(Principal Financial Officer)

/s/ Dewayne Williams	Vice President and Controller	December 12, 2014
Dewayne Williams	(Principal Accounting Officer)

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

2.3
Limited Liability Company Interest Purchase Agreement dated February 7, 2014, by and among Quanex Building Products Corporation, Nichols Aluminum, LLC and Aleris International Inc., filed as Exhibit 2.1 of the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913) as filed with the Securities and Exchange Commission on February 10, 2014, and incorporated herein by reference.

2.4
Limited Liability Company Interest Purchase Agreement dated February 7, 2014 amendment filed on Form 8-K (Reg. No. 001-33913) as filed with the Securities and Exchange Commission on February 10, 2014, and incorporated herein by reference.

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

†10.1
Quanex Building Products Corporation Amended and Restated 2008 Omnibus Incentive Plan, filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (Reg. No. 001-33913) as filed with the Securities and Exchange Commission on February 28, 2014, and incorporated herein by reference.

†10.2
Quanex Building Products Corporation Deferred Compensation Plan as amended, filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (Reg. No. 001-33913) for the quarter ended January 31, 2014, as filed with the Securities and Exchange Commission on March 6, 2014, and incorporated herein by reference.

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

EXHIBIT INDEX

Exhibit Number                Description of Exhibits

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

EXHIBIT INDEX

Exhibit Number                Description of Exhibits

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

10.24	Second Amendment to Lease Agreement between HP Properties/Mikron LLC, successor in interest to the W.R. Sandwith and Michael G. Ritter Partnership, and Mikron Washington LLC, dated November 20, 2013.

†10.25
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

†10.27
Form of Stock Option Agreement for Key Leaders under the Quanex Building Products Corporation 2008 Omnibus Incentive Plan, as amended, filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K ( (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on April 29, 2014, and incorporated herein by reference.

†10.28
Form of Stock Option Agreement for Non-Employee Directors under the Quanex Building Products Corporation 2008 Omnibus Incentive Plan, as amended, filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on April 29, 2014, and incorporated herein by reference.

†10.29
Form of Restricted Stock Award Agreement for Employees under the Quanex Building Products Corporation 2008 Omnibus Incentive Plan, as amended, filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on April 29, 2014, and incorporated herein by reference.

†10.30
Form of Restricted Stock Award Agreement for Section 16 Officers under the Quanex Building Products Corporation 2008 Omnibus Incentive Plan, as amended, filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on April 29, 2014, and incorporated herein by reference.

†10.31
Form of Restricted Stock Award Agreement for Key Leaders under the Quanex Building Products Corporation 2008 Omnibus Incentive Plan, as amended, filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on April 29, 2014, and incorporated herein by reference.

†10.32
Form of Restricted Stock Award Agreement for Non-Employee Directors under the Quanex Building Products Corporation 2008 Omnibus Incentive Plan, as amended, filed as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on April 29, 2014, and incorporated herein by reference.

†10.33
Form of Restricted Stock Unit Award Agreement for Employees under the Quanex Building Products Corporation 2008 Omnibus Incentive Plan, as amended, filed as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on April 29, 2014, and incorporated herein by reference.

†10.34
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

†10.35
Form of Restricted Stock Unit Award Agreement for Key Leaders under the Quanex Building Products Corporation 2008 Omnibus Incentive Plan, as amended, filed as Exhibit 10.11 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on April 29, 2014, and incorporated herein by reference.

†10.36
Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the Quanex Building Products Corporation 2008 Omnibus Incentive Plan, as amended, filed as Exhibit 10.12 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on April 29, 2014, and incorporated herein by reference.

†10.37
Form of Performance Share Award Agreement for Employees under the Quanex Building Products Corporation 2008 Omnibus Incentive Plan, as amended, filed as Exhibit 10.13 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on April 29, 2014, and incorporated herein by reference.

†10.38
Form of Performance Share Award Agreement for Section 16 Officers under the Quanex Building Products Corporation 2008 Omnibus Incentive Plan, as amended, filed as Exhibit 10.14 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on April 29, 2014, and incorporated herein by reference.

†10.39
Form of Performance Share Award Agreement for Key Leaders under the Quanex Building Products Corporation 2008 Omnibus Incentive Plan, as amended, filed as Exhibit 10.15 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on April 29, 2014, and incorporated herein by reference.

†10.40
Form of Performance Share Award Agreement for Non-Employee Directors the Quanex Building Products Corporation 2008 Omnibus Incentive Plan, as amended, filed as Exhibit 10.16 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on April 29, 2014, and incorporated herein by reference.

†10.41
Form of Performance Unit Award Agreement for Employees under the Quanex Building Products Corporation 2008 Omnibus Incentive Plan, as amended, filed as Exhibit 10.17 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on April 29, 2014, and incorporated herein by reference.

†10.42
Form of Performance Unit Award Agreement for Section 16 Officers under the Quanex Building Products Corporation 2008 Omnibus Incentive Plan, as amended, filed as Exhibit 10.18 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on April 29, 2014, and incorporated herein by reference.

†10.43
Form of Performance Unit Award Agreement for Key Leaders under the Quanex Building Products Corporation 2008 Omnibus Incentive Plan, as amended, filed as Exhibit 10.19 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on April 29, 2014, and incorporated herein by reference.

†10.44
Form of Performance Unit Award Agreement for Non-Employee Directors under the Quanex Building Products Corporation 2008 Omnibus Incentive Plan, as amended, filed as Exhibit 10.20 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on April 29, 2014, and incorporated herein by reference.

†10.45
Form of Stock Appreciation Right Agreement for Employees under the Quanex Building Products Corporation 2008 Omnibus Incentive Plan, as amended, filed as Exhibit 10.21 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on April 29, 2014, and incorporated herein by reference.

†10.46
Form of Stock Appreciation Right Agreement for Section 16 Officers under the Quanex Building Products Corporation 2008 Omnibus Incentive Plan, as amended, filed as Exhibit 10.22 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on April 29, 2014, and incorporated herein by reference.

†10.47
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

†10.48
Form of Stock Appreciation Right Agreement for Non-Employee Directors under the Quanex Building Products Corporation 2008 Omnibus Incentive Plan, as amended, filed as Exhibit 10.24 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on April 29, 2014, and incorporated herein by reference.

†10.49
Form of Other Stock Based Award Agreement under the Quanex Building Products Corporation 2008 Omnibus Incentive Plan, as amended, filed as Exhibit 10.25 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on April 29, 2014, and incorporated herein by reference.

†10.50
Form of Annual Incentive Award Agreement under the Quanex Building Products Corporation 2008 Omnibus Incentive Plan, as amended, filed as Exhibit 10.26 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on April 29, 2014, and incorporated herein by reference.

*21.1	Subsidiaries of the Registrant.

*23.1	Consent of Grant Thornton LLP

*23.2	Consent of Deloitte LLP

*31.1	Certification by chief executive officer pursuant to Rule 13a-14(a)/15d-14(a).

*31.2	Certification by chief financial officer pursuant to Rule 13a-14(a)/15d-14(a).

*32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
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