Form 10-Q
period 2015-01-31
Quanex Building Products CORP
filed 2015-03-03
CIK 1423221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________
FORM 10-Q
 ________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2015
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 25, 2015
Common Stock, par value $0.01 per share	33,869,560

QUANEX BUILDING PRODUCTS CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 31, 2015	October 31, 2014
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$63,924	$120,384
Accounts receivable, net of allowance for doubtful accounts of $718 and $698	39,334	55,193
Inventories, net (Note 3)	59,831	57,358
Deferred income taxes (Note 8)	24,662	21,442
Prepaid and other current assets	5,715	6,052
Total current assets	193,466	260,429
Property, plant and equipment, net of accumulated depreciation of $205,872 and $200,414	110,033	109,487
Deferred income taxes (Note 8)	7,295	1,545
Goodwill (Note 4)	68,802	70,546
Intangible assets, net (Note 4)	67,889	70,150
Other assets	5,524	4,956
Total assets	$453,009	$517,113
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$31,016	$41,488
Accrued liabilities	22,920	32,482
Income taxes payable (Note 8)	—	107
Current maturities of long-term debt (Note 5)	190	199
Total current liabilities	54,126	74,276
Long-term debt (Note 5)	568	586
Deferred pension and postretirement benefits (Note 6)	5,309	4,818
Liability for uncertain tax positions (Note 8)	548	4,626
Other liabilities	11,152	11,887
Total liabilities	71,703	96,193
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, no par value, shares authorized 1,000,000; issued and outstanding - none	—	—
Common stock, $0.01 par value, shares authorized 125,000,000; issued 37,622,163 and 37,632,032, respectively; outstanding 33,976,102 and 36,214,332, respectively	376	376
Additional paid-in-capital	249,497	249,600
Retained earnings	207,760	202,319
Accumulated other comprehensive loss	(8,528)	(5,708)
Less: Treasury stock at cost, 3,646,061 and 1,417,700 shares, respectively	(67,799)	(25,667)
Total stockholders’ equity	381,306	420,920
Total liabilities and stockholders' equity	$453,009	$517,113
The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three Months Ended
	January 31,
	2015	2014
	(In thousands, except per share amounts)
Net sales	$127,893	$126,379
Cost and expenses:
Cost of sales (excluding depreciation and amortization)	105,804	96,189
Selling, general and administrative	19,496	22,503
Depreciation and amortization	8,208	8,544
Asset impairment charges	—	5
Operating loss	(5,615)	(862)
Non-operating income (expense):
Interest expense	(141)	(141)
Other, net	(151)	96
Loss from continuing operations before income taxes	(5,907)	(907)
Income tax benefit (expense)	2,813	(304)
Loss from continuing operations	(3,094)	(1,211)
Income (loss) from discontinued operations, net of tax of $15 and $(1,579), respectively	23	(2,689)
Net loss	$(3,071)	$(3,900)

Basic loss per common share:
From continuing operations	$(0.09)	$(0.03)
From discontinued operations	—	(0.08)
Loss per share, basic	$(0.09)	$(0.11)

Diluted loss per common share:
From continuing operations	$(0.09)	$(0.03)
From discontinued operations	—	(0.08)
Loss per share, diluted	$(0.09)	$(0.11)

Weighted-average common shares outstanding:
Basic	35,079	37,003
Diluted	35,079	37,003

Cash dividends per share	$0.04	$0.04

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
	January 31,
	2015	2014
	(In thousands)
Net loss	$(3,071)	$(3,900)
Other comprehensive (loss) income:
Foreign currency translation adjustments (loss) gain (pretax)	(2,849)	55
Foreign currency translation adjustments tax benefit	—	14
Change in pension from net unamortized gain adjustment (pretax)	—	122
Change in pension from net unamortized gain tax benefit	29	—
Other comprehensive (loss) income, net of tax	(2,820)	191
Comprehensive loss	$(5,891)	$(3,709)

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Three Months Ended
	January 31,
	2015	2014
	(In thousands)
Operating activities:
Net loss	$(3,071)	$(3,900)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation and amortization	8,208	10,294
Stock-based compensation	1,264	1,090
Deferred income tax benefit	(3,239)	(1,885)
Excess tax benefit from share-based compensation	(60)	(1)
Asset impairment charges	—	510
Other, net	(478)	728
Changes in assets and liabilities, net of effects from acquisitions:
Decrease in accounts receivable	15,323	26,654
Increase in inventory	(2,920)	(15,998)
Increase in other current assets	(12)	(594)
Decrease in accounts payable	(10,298)	(10,894)
Decrease in accrued liabilities	(10,934)	(15,027)
(Decrease) increase in income taxes payable	(58)	26
Increase in deferred pension and postretirement benefits	520	915
Increase (decrease) in other long-term liabilities	13	(1,087)
Other, net	(5)	(2,315)
Cash used for operating activities	(5,747)	(11,484)
Investing activities:
Acquisitions, net of cash acquired	—	(5,161)
Capital expenditures	(7,321)	(6,748)
Proceeds from property insurance claim	513	400
Proceeds from disposition of capital assets	—	303
Cash used for investing activities	(6,808)	(11,206)
Financing activities:
Repayments of other long-term debt	(23)	(26)
Common stock dividends paid	(1,448)	(1,490)
Issuance of common stock	—	331
Excess tax benefit from share-based compensation	60	1
Purchase of treasury stock	(42,748)	—
Cash used for financing activities	(44,159)	(1,184)
Effect of exchange rate changes on cash and cash equivalents	254	(55)
Decrease in cash and cash equivalents	(56,460)	(23,929)
Cash and cash equivalents at beginning of period	120,384	49,736
Cash and cash equivalents at end of period	$63,924	$25,807
The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

Three Months Ended January 31, 2015	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	(In thousands, no per share amounts shown except in verbiage)
Balance at October 31, 2014	$376	$249,600	$202,319	$(5,708)	$(25,667)	$420,920
Net loss	—	—	(3,071)	—	—	(3,071)
Foreign currency translation adjustment	—	—	—	(2,849)	—	(2,849)
Common dividends ($0.04 per share)	—	—	(1,448)	—	—	(1,448)
Purchase of treasury stock	—	—	—	—	(43,404)	(43,404)
Stock-based compensation activity:
Expense related to stock-based compensation	—	1,264	—	—	—	1,264
Tax benefit from share-based compensation	—	60	—	—	—	60
Restricted stock awards granted	—	(1,273)	—	—	1,273	—
Recognition of unrecognized tax benefit (Note 8)	—	—	10,003	—	—	10,003
Other	—	(154)	(43)	29	(1)	(169)
Balance at January 31, 2015	$376	$249,497	$207,760	$(8,528)	$(67,799)	$381,306

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations and Basis of Presentation
Quanex Building Products Corporation manufactures components primarily for the window and door (fenestration) industry, which include (1) energy-efficient flexible insulating glass spacers, (2) extruded vinyl profiles, (3) window and door screens, and (4) precision-formed metal and wood products for original equipment manufacturers (OEMs), as well as certain non-fenestration components, which include solar panel sealants, wood flooring and furniture moldings. Quanex Building Products Corporation serves a primary customer base in North America and also serves customers in international markets through operating plants in the United Kingdom and Germany, as well as through sales and marketing efforts in other countries.
Unless the context indicates otherwise, references to "Quanex", the "Company", "we", "us" and "our" refer to the consolidated business operations of Quanex Building Products Corporation and its subsidiaries.
The accompanying interim condensed consolidated financial statements include the accounts of Quanex Building Products Corporation. All intercompany accounts and transactions have been eliminated in consolidation. These financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of October 31, 2014 was derived from audited financial information, but does not include all disclosures required by U.S. GAAP. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014. In our opinion, the accompanying financial statements contain all adjustments (which consist of normal recurring adjustments, except as disclosed herein) necessary to fairly present our financial position, results of operations and cash flows for the interim periods. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year or for any future periods.
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
(Aleris), a privately held Delaware corporation which provides aluminum rolled products and extrusions, aluminum recycling and specification aluminum alloy production. We received net proceeds of $107.4 million, which is net of a working capital adjustment of $2.6 million which we paid in June 2014, resulting in a gain on the transaction of $24.1 million, net of related taxes of $15.1 million.
Nichols represented a significant portion of our assets and operations. We accounted for this sale as a discontinued operation. We revised our financial statements and removed the results of operations of Nichols from net income (loss) from continuing operations, and presented separately as income (loss) from discontinued operations, net of taxes, for each of the accompanying condensed consolidated statements of income (loss). Unless noted otherwise, the notes to the consolidated financial statements pertain to our continuing operations.
For cash flow statement presentation, the sources and uses of cash for Nichols are presented as operating, investing and financing cash flows, as applicable, combined with such cash flows for continuing operations for the three months ended January 31, 2014, as permitted by U.S. GAAP.
We have historically purchased rolled aluminum product from Nichols. We expect to continue to purchase aluminum from Nichols in the normal course of business. We considered whether these aluminum purchases and the services provided under a transition services agreement for the period from April 1, 2014 to May 31, 2014 constituted significant continuing involvement with Nichols. Since these purchases are in the normal course of business and the services provided were for a relatively short period and are customary for similar transactions, we determined that this involvement was not deemed significant and did not preclude accounting for the transaction as a discontinued operation. Our purchases of aluminum product from Nichols for the three-month periods ended January 31, 2015 and 2014 were $4.5 million and $3.5 million, respectively.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In November 2013, Nichols experienced a fire at its Decatur, Alabama facility, which damaged a cold mill used to roll aluminum sheet to a desired thickness. The loss was insured, subject to a $0.5 million deductible. We capitalized $6.5 million to rebuild the asset, which was returned to service as of March 31, 2014. We incurred costs of $2.3 million associated with this loss, including an impairment of $0.5 million related to retirement of the asset, moving costs, outside service costs, clean-up and the deductible. To date, we have received insurance proceeds of $5.3 million. We have revised our estimate of total insurance proceeds expected related to this loss to approximately $6.8 million, resulting in an expected gain on involuntary conversion of $4.4 million of which we have recognized $2.9 million. We estimate the remaining gain on involuntary conversion at $1.5 million and that this gain will be recognized during fiscal 2015, when and to the extent that insurance proceeds are received, which will result in an increase in income from discontinued operations, net of tax.
Income from discontinued operations for the three months ended January 31, 2015 was reduced by $0.3 million, net of tax, associated with a health insurance claim amount reimbursable to the stop-loss insurance provider.
The following table summarizes the operating results for Nichols for the three-month period ended January 31, 2014:

Three Months Ended
January 31,
(In thousands, except per share amounts)
Net sales	$79,491
Operating loss	(4,251)
Loss before income taxes	(4,268)
Income tax benefit	1,579
Net loss	$(2,689)
Basic loss per common share	$(0.08)
Diluted loss per common share	$(0.08)
Product Sales
We produce a wide variety of products that are used in the fenestration industry, including: window and door systems design, engineering and fabrication; accessory trim profiles with real wood veneers and wood grain laminate finishes; window spacer systems; extruded vinyl products; metal fabrication; and astragals, thresholds and screens. In addition, we produce certain non-fenestration products, including: wood and aluminum grilles, flooring and furniture moldings, solar edge tape and other products. Historically, we have presented product sales information at the reportable segment level, and we attribute our net sales based on the location of the customer. We currently have one reportable operating segment, which includes this breadth of product offerings across the fenestration and non-fenestration spectrum, but for which there are common economic and other characteristics that meet the criteria for aggregation, as discussed in Note 14, "Segment Information".
The following table summarizes our product sales for the three-month periods ended January 31, 2015 and 2014 into general groupings to provide additional information to our shareholders.

	Three Months Ended
	January 31,
	2015	2014
Product Group:	(In thousands)
United States - fenestration	$96,191	$97,424
International - fenestration	17,776	18,623
United States - non-fenestration	9,474	7,191
International - non-fenestration	4,452	3,141
Total sales	$127,893	$126,379

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
We used recognized valuation techniques to determine the fair value of the assets and liabilities, including the income approach for customer relationships, with a discount rate that reflects the risk of the expected future cash flows. The gain on bargain purchase of approximately $0.1 million is included in "Other, net" on our condensed consolidated statement of income (loss) for the three months ended January 31, 2014.
Pro forma results of operations were omitted because this acquisition was not deemed to be material to our results of operations for the three months ended January 31, 2014.
3. Inventories
Inventories consisted of the following at January 31, 2015 and October 31, 2014:

	January 31, 2015	October 31, 2014
	(In thousands)
Raw materials	$38,133	$36,751
Finished goods and work in process	26,614	25,558
Supplies and other	1,063	806
Total	65,810	63,115
Less: Inventory reserves	5,979	5,757
Inventories, net	$59,831	$57,358
Fixed costs related to excess manufacturing capacity, if any, have been expensed in the period they were incurred and, therefore, are not capitalized into inventory.
Our inventories at January 31, 2015 and October 31, 2014 were valued using the following costing methods:

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	January 31, 2015	October 31, 2014
	(In thousands)
LIFO	$6,908	$5,122
FIFO	52,923	52,236
Total	$59,831	$57,358
During interim periods, we estimate a LIFO reserve based on our expectations of year-end inventory levels and costs. If our calculations indicate that an adjustment at year-end will be required, we record a proportionate share of this amount during the period. At year-end, we calculate the actual LIFO reserve and record an adjustment for the difference between the annual calculation and any estimates recognized during the interim periods.  Because the interim projections are subject to many factors beyond our control, the results could differ significantly from the year-end LIFO calculation. We recorded no interim LIFO allocation for the three-month periods ended January 31, 2015 and 2014.
For inventories valued under the LIFO method, replacement cost exceeded the LIFO value by approximately $1.4 million at January 31, 2015 and October 31, 2014.
4. Goodwill and Intangible Assets
Goodwill
The change in the carrying amount of goodwill for the three months ended January 31, 2015 was as follows:

Three Months Ended
January 31, 2015
(In thousands)
Beginning balance as of November 1, 2014	70,546
Foreign currency translation adjustment	(1,744)
Balance as of the end of the period	$68,802
During the fourth quarter of 2014, we evaluated our goodwill balances for indicators of impairment and performed an annual goodwill impairment test to determine the recoverability of these assets. Three of our reporting units had goodwill at October 31, 2014 which totaled $55.2 million, $12.6 million and $2.8 million. We determined that our goodwill was not impaired and there have been no triggering events to indicate impairment during the three months ended January 31, 2015, so no additional testing was deemed necessary.
Identifiable Intangible Assets
Amortizable intangible assets consisted of the following as of January 31, 2015 and October 31, 2014:

	January 31, 2015		October 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Customer relationships	$53,083	$20,722	$53,083	$19,700
Trademarks and trade names	44,722	21,036	44,722	20,343
Patents and other technology	25,244	13,702	25,244	13,228
Other	1,392	1,092	1,392	1,020
Total	$124,441	$56,552	$124,441	$54,291

We do not estimate a residual value associated with these intangible assets. Included in intangible assets as of January 31, 2015 were customer relationships of $0.2 million associated with the Greenville acquisition. These assets have estimated remaining useful lives of four years. See Note 2, "Acquisitions", included herewith.
We had aggregate amortization expense of $2.3 million for each of the three-month periods ended January 31, 2015 and 2014.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Estimated remaining amortization expense, assuming current intangible balances and no new acquisitions, for each of the fiscal years ending October 31, was as follows (in thousands):

Estimated Amortization Expense
2015 (remaining nine months)	$6,916
2016	8,713
2017	8,607
2018	8,360
2019	7,571
Thereafter	27,722
Total	$67,889

5. Debt and Capital Lease Obligations
Debt consisted of the following at January 31, 2015 and October 31, 2014:

	January 31, 2015	October 31, 2014
	(In thousands)
Revolving Credit Facility	$—	$—
City of Richmond, Kentucky Industrial Building Revenue Bonds	600	600
Capital lease obligations	158	185
Total debt	758	785
Less: Current maturities of long-term debt	190	199
Long-term debt	$568	$586
On January 28, 2013, we entered into a Senior Unsecured Revolving Credit Facility (the Credit Facility) that has a five-year term and permits aggregate borrowings at any time of up to $150.0 million, with a letter of credit sub-facility, a swing line sub-facility and a multi-currency sub-facility. Borrowings denominated in United States dollars bear interest at a spread above the London Interbank Borrowing Rate (LIBOR) or a base rate derived from the prime rate. Foreign denominated borrowings bear interest at a spread above the LIBOR applicable to such currencies. Subject to customary conditions, we may request that the aggregate commitments under the Credit Facility be increased by up to $100.0 million, with total commitments not to exceed $250.0 million.
The Credit Facility requires us to comply with certain financial covenants, the terms of which are defined therein. Specifically, we must not permit, on a quarterly basis, our ratio of consolidated EBITDA to consolidated interest expense as defined (Minimum Interest Coverage Ratio), to fall below 3.00:1 or our ratio of consolidated funded debt to consolidated EBITDA, as defined (Maximum Consolidated Leverage Ratio), to exceed 3.25:1. The Maximum Consolidated Leverage Ratio is the ratio of consolidated EBITDA to consolidated interest expense, in each case for the previous four consecutive fiscal quarters. EBITDA is defined by the indenture to include pro forma EBITDA of acquisitions and to exclude certain items such as goodwill and intangible asset impairments and certain other non-cash charges and non-recurring items. Subject to our compliance with the covenant requirements, the amount available under the Credit Facility is a function of: (1) our trailing twelve-month EBITDA; (2) the Minimum Interest Coverage Ratio and Maximum Consolidated Leverage Ratio allowed under the Credit Facility; and (3) the aggregate amount of our outstanding debt and letters of credit. As of January 31, 2015, we were in compliance with the financial covenants set forth in the Credit Facility.
As of January 31, 2015, the amount available to us for use under the Credit Facility was $124.7 million and we had outstanding letters of credit of $6.0 million. For the three-month period ended January 31, 2015, we did not borrow any amounts under the Credit Facility, and thus had no outstanding borrowings at January 31, 2015. Our current borrowing rate under the Credit Facility was 3.25% and 1.20% for the swing-line sub facility and the revolver, respectively, at January 31, 2015. As of October 31, 2014, the amount available to us for use under the Credit Facility was $140.7 million and we had outstanding letters of credit of $6.1 million. Our borrowing rate under the Credit Facility was 3.25% and 1.20% for the swing-line sub facility and the revolver, respectively, at October 31, 2014.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Retirement Plans
Pension Plan
Our non-contributory, single employer defined benefit pension plan covers a majority of our employees. Employees of acquired companies are covered after a transitional period. The net periodic pension cost for this plan for the three-month periods ended January 31, 2015 and 2014 was as follows:

	Three Months Ended
	January 31,
	2015	2014
	(In thousands)
Service cost	$881	$920
Interest cost	253	263
Expected return on plan assets	(461)	(423)
Amortization of net loss	—	—
Net periodic benefit cost	$673	$760
During 2014, we contributed approximately $4.1 million to fund our plan, and we expect to make a contribution to our plan in September 2015.
Other Plans
We also have a supplemental benefit plan covering certain executive officers and a non-qualified deferred compensation plan covering members of the Board of Directors and certain key employees. As of January 31, 2015 and October 31, 2014, our liability under the supplemental benefit plan was approximately $1.8 million and $1.9 million, respectively, and under the deferred compensation plan was approximately $3.4 million for both periods. In January 2014, we paid $3.3 million related to the deferred compensation plan as a result of the separation of our former chief executive officer in July 2013. We record the current portion of liabilities under these plans under the caption "Accrued Liabilities," and the long-term portion was included under the caption "Other Liabilities" in the accompanying balance sheets.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

A reconciliation of the activity related to our accrued warranty, including both the current and long-term portions (reported in accrued liabilities and other liabilities, respectively, on the accompanying condensed consolidated balance sheet) follows:

Three Months Ended
January 31, 2015
(In thousands)
Beginning balance as of November 1, 2014	$671
Provision for warranty expense	226
Change in accrual for preexisting warranties	317
Warranty costs paid	(76)
Total accrued warranty as of the end of the period	$1,138
Less: Current portion of accrued warranty	757
Long-term portion of accrued warranty	$381
The increase in the warranty accrual during the three months ended January 31, 2015 was primarily attributable to a specific claim related to our vinyl extrusion products stemming from a change in formulation.
8. Income Taxes
To determine our income tax expense for interim periods, consistent with accounting standards, we apply the estimated annual effective income tax rate to year-to-date results. Our estimated annual effective tax rates from continuing operations for the three months ended January 31, 2015 and 2014, were a benefit of 47.6% and expense of 33.5%, respectively. The increase in the 2015 effective tax rate is attributable to a discrete benefit item resulting from the reassessment of our uncertain tax position related to the liability associated with the tax benefit recorded in conjunction with the 2008 spin-off of Quanex from a predecessor company. Excluding this item, the effective tax rate was 34.1%. The decrease in the 2014 effective rate is attributable to the change in the tax status of our facility in the United Kingdom (UK). On November 1, 2013, the assets of our UK branch were contributed to a newly formed wholly-owned UK subsidiary. This change resulted in a U.S. taxable charge and was booked as a discrete item in the first quarter. Without the discrete item, the 2014 effective tax rate was a benefit of 38.7%.
As of January 31, 2015, our unrecognized tax benefit (UTB) relates to certain state tax items regarding the interpretation of tax laws and regulations. The total UTB at October 31, 2014 included the UTB associated with the 2008 spin-off and totaled $11.4 million. Of this amount, $4.6 million was recorded as a liability for uncertain tax positions and $6.8 million was recorded as deferred income taxes (non-current assets) on the accompanying condensed consolidated balance sheet. During the three months ended January 31, 2015, we reassessed our unrecognized tax benefit related to the 2008 spin-off of Quanex from a predecessor company and recognized the full benefit of the tax positions taken. This reduced the liability for uncertain tax positions by $4.0 million and increased deferred income taxes (non-current assets) by $6.8 million and resulted in a non-cash increase in retained earnings of $10.0 million and an increase in income tax benefit of $0.8 million. At January 31, 2015, $0.5 million is recorded as a liability for uncertain tax positions. The disallowance of the UTB would not materially affect the annual effective tax rate.
We evaluate the likelihood of realization of our deferred tax assets by considering both positive and negative evidence. We believe there is no need for a valuation allowance of the federal net operating losses. We will continue to evaluate our position throughout the year. We maintain a valuation allowance for certain state net operating losses which totaled $1.4 million at January 31, 2015.
Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. The final outcome of the future tax consequences of legal proceedings, if any, as well as the outcome of competent authority proceedings, changes in regulatory tax laws, or interpretation of those tax laws could impact our financial statements. We are subject to the effect of these matters occurring in various jurisdictions. We do not believe any of the UTB will be recognized within the next twelve months.
Our federal income tax returns for the tax years ended October 31, 2011 and 2012 were examined by the Internal Revenue Service and no adjustments were made.

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
Spacer Migration
We were notified by certain customers through our German operation that the vapor barrier employed on certain spacer products manufactured prior to March 2014 may fail and permit spacer migration in certain extreme circumstances. This product does not have a specific customer warranty, but we have received claims from customers related to this issue, which we continue to investigate. We incurred expense of $1.8 million during 2014 associated with this issue, including an accrual of $1.2 million at October 31, 2014 for any asserted claim that we deem to be reasonably possible and estimable. The balance of this accrual at January 31, 2015 was $0.9 million, reflecting net claim payments of $0.2 million and a translation adjustment of approximately $0.1 million. We cannot estimate any future liability with regard to unasserted claims. We will investigate any future claims, but we are not obligated to honor any future claims.
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
The nature of our business activities requires the management of various financial and market risks, including those related to changes in foreign currency exchange rates. We have historically used foreign currency forwards and options to mitigate or eliminate certain of those risks at our subsidiaries. We use foreign currency contracts to offset fluctuations in the value of accounts receivable and accounts payable balances that are denominated in currencies other than the United States dollar, including the Euro, British Pound and Canadian Dollar. Currently, we do not enter into derivative transactions for speculative or trading purposes. We are exposed to credit loss in the event of nonperformance by the counterparties to our derivative transactions. We attempt to mitigate this risk by monitoring the creditworthiness of our counterparties and limiting our exposure to individual counterparties. In addition, we have established master netting agreements in certain cases to facilitate the settlement of gains and losses on specific derivative contracts.
We have not designated any of our derivative contracts as hedges for accounting purposes in accordance with the provisions under the Accounting Standards Codification topic 815 "Derivatives and Hedging" (ASC 815). Therefore, changes in the fair value of these contracts and the realized gains and losses are recorded in the condensed consolidated statements of income (loss) for the three-month periods ended January 31, 2015 and 2014 as follows (in thousands):

		Three Months Ended
		January 31,
Location of Gain or (Loss):		2015	2014
Other, net	Foreign currency derivatives	$652	$114
We have chosen not to offset any of our derivative instruments in accordance with the provisions of ASC 815. Therefore, the assets and liabilities are presented on a gross basis on our accompanying condensed consolidated balance sheets.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The fair values of our outstanding derivative contracts as of January 31, 2015 and October 31, 2014 were as follows (in thousands):

	January 31, 2015	October 31, 2014
Prepaid and other current assets:
Foreign currency derivatives	$34	$69
Accrued liabilities:
Foreign currency derivatives	$(7)	$—
The following table summarizes the notional amounts and fair value of outstanding derivative contracts at January 31, 2015 and October 31, 2014 (in thousands):

		Notional as indicated		Fair Value in $
		January 31, 2015	October 31, 2014	January 31, 2015	October 31, 2014
Foreign currency derivatives:
Sell EUR, buy USD	EUR	6,227	$4,907	$32	$68
Sell CAD, buy USD	USD	259	331	(6)	1
Sell GBP, buy USD	GBP	911	—	2	—
Buy EUR, sell GBP	EUR	263	—	(1)	—
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

•	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the assets and liabilities measured on a recurring basis based on the fair value hierarchy (in thousands):

	January 31, 2015				October 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Short-term investments	$10,000	$—	$—	$10,000	$69,975	$—	$—	$69,975
Foreign currency derivatives	—	34	—	34	—	69	—	69
Total assets	$10,000	$34	$—	$10,034	$69,975	$69	$—	$70,044

Liabilities
Foreign currency derivatives	$—	$7	$—	$7	$—	$—	$—	$—
Total liabilities	$—	$7	$—	$7	$—	$—	$—	$—
We held short-term investments (with an original maturity of three months or less) in commercial paper at January 31, 2015 and October 31, 2014. We have included these investments as cash and cash equivalents in the accompanying condensed consolidated balance sheets. These investments are measured at fair value based on active market quotations and are therefore classified as Level 1. All of our derivative contracts are valued using quoted market prices from brokers or exchanges and are classified within Level 2 of the fair value hierarchy.
We had approximately $2.4 million of certain property, plant and equipment that was recorded at fair value on a non-recurring basis and classified as Level 3 as of January 31, 2015 and October 31, 2014. The fair value was based on broker opinions.
Carrying amounts reported on the balance sheet for cash, cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. Our outstanding debt was variable rate debt that re-prices frequently, thereby limiting our exposure to significant change in interest rate risk. As a result, the fair value of our debt instruments approximates carrying value at January 31, 2015 and October 31, 2014 (Level 3 measurement).
12. Stock-Based Compensation
We have established and maintain an Omnibus Incentive Plan (2008 Plan) that provides for the granting of restricted stock awards, stock options, restricted stock units, performance share awards and other stock-based and cash-based awards. The 2008 Plan is administered by the Compensation and Management Development Committee of the Board of Directors.
The aggregate number of shares of common stock originally authorized for grant under the 2008 Plan was 2,900,000. At our annual shareholder meeting held in February 2011, the shareholders approved an amendment which increased the aggregate number of shares available for grant by 2,400,000 shares; and at our annual shareholder meeting held in February 2014, the shareholders approved an amendment which increased the aggregate number of shares available for grant under the 2008 Plan by an additional 2,350,000 shares. Any officer, key employee and/or non-employee director or any of our affiliates is eligible for awards under the 2008 Plan. Our initial grant of awards under the 2008 Plan was on April 23, 2008. Our practice is to grant stock options and restricted stock units to non-employee directors on the last business day of each fiscal year, with an additional grant of options to each director on the date of his or her first anniversary of service. Once we receive approval from the Board of Directors in December, we grant stock options, restricted stock awards, restricted stock units and/or performance shares to officers, management and key employees. Occasionally, we may make additional grants to key employees at other times during the year.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of non-vested restricted stock awards activity during the three months ended January 31, 2015 is presented below:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value per Share
Non-vested at October 31, 2014	220,800	$17.42
Granted	68,800	20.28
Cancelled	—	—
Vested	(33,500)	15.08
Non-vested at January 31, 2015	256,100	$18.49
The total weighted average grant-date fair value of restricted stock awards that vested during the three-month periods ended January 31, 2015 and 2014 was $0.5 million and $0.4 million, respectively. As of January 31, 2015, total unrecognized compensation cost related to unamortized restricted stock awards was $2.7 million. We expect to recognize this expense over the remaining weighted average vesting period of 1.8 years.
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
We use a Black-Scholes pricing model to estimate the fair value of stock options. A description of the methodology for the valuation assumptions was disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014.
The following table provides a summary of assumptions used to estimate the fair value of our stock options issued during the three-month periods ended January 31, 2015 and 2014.

	Three Months Ended
	January 31,
	2015	2014
Weighted-average expected volatility	47.7%	55.7%
Weighted-average expected term (in years)	5.8	5.9
Risk-free interest rate	1.6%	1.8%
Expected dividend yield over expected term	1.0%	1.0%
Weighted average grant date fair value	$8.40	$8.52
The following table summarizes our stock option activity for the three months ended January 31, 2015:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000s)
Outstanding at October 31, 2014	2,588,389	$16.21
Granted	123,900	20.28
Exercised	—	—
Forfeited/Expired	(167)	15.08
Outstanding at January 31, 2015	2,712,122	$16.40	6.1	$7,698
Vested or expected to vest at January 31, 2015	2,685,313	$16.36	6.1	$7,688
Exercisable at January 31, 2015	2,244,900	$15.87	5.6	$7,320
Intrinsic value is the amount by which the market price of the common stock on the date of exercise exceeds the exercise price of the stock option. There were no stock options exercised during the three months ended January 31, 2015. The total intrinsic

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

value of stock options exercised during the three months ended January 31, 2014, was $0.1 million. The weighted-average grant date fair value of stock options that vested during the three months ended January 31, 2015 and 2014, was $2.2 million and $2.8 million, respectively. As of January 31, 2015, total unrecognized compensation cost related to stock options was $2.7 million. We expect to recognize this expense over the remaining weighted average vesting period of 1.7 years.
Restricted Stock Units
Restricted stock units may be awarded to key employees and officers from time to time, and annually to non-employee directors. The director restricted stock units vest immediately but are payable only upon the director's cessation of service, whereas restricted stock units awarded to employees and officers typically cliff vest after a three-year period with service and continued employment as the vesting conditions. Restricted stock units are not considered outstanding shares and do not have voting rights, although the holder does receive a cash payment equivalent to the dividend paid, on a one-for-one basis, on our outstanding common shares. Once the criteria is met, each restricted stock unit is payable to the holder in cash based on the market value of one share of our common stock. Accordingly, we record a liability for the restricted stock units on our balance sheet and recognize any changes in the market value during each reporting period as compensation expense.
The following table summarizes non-vested restricted stock unit activity during the three months ended January 31, 2015:

	Restricted Stock Units	Weighted Average Grant Date Fair Value per Share
Non-vested at October 31, 2014	83,500	$15.08
Vested	(83,500)	15.08
Non-vested at January 31, 2015	—	$—
During the three-month period ended January 31, 2015, we paid $1.7 million to settle certain restricted stock units. No restricted stock units were settled during the three-month period ended January 31, 2014.
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
For the annual grants which occurred in December 2014 and 2013, we granted performance shares rather than performance units. These performance share awards have the same performance measures (relative total shareholder return and earnings per share growth). However, the number of shares earned is variable depending on the metrics achieved, and the settlement method is 50% in cash and 50% in our common stock.
To account for these awards, we have bifurcated the portion subject to a market condition (relative total shareholder return) and the portion subject to an internal performance measure (earnings per share growth). We have further bifurcated these awards based on the settlement method, as the portion expected to settle in stock (equity component) and the portion expected to settle in cash (liability component).
To value the shares subject to the market condition, we utilized a Monte Carlo simulation model to arrive at a grant-date fair value. This amount will be expensed over the three-year term of the award with a credit to additional paid-in-capital. To value the shares subject to the internal performance measure, we used the value of our common stock on the date of grant as the grant-date fair value per share. This amount is being expensed over the three-year term of the award, with a credit to additional paid-in-capital, and could fluctuate depending on the number of shares ultimately expected to vest based on our assessment of the probability that the performance conditions will be achieved. For both performance conditions, the portion of the award expected to settle in cash is recorded as a liability and is being marked to market over the three-year term of the award, and can fluctuate depending on the number of shares ultimately expected to vest.
In conjunction with the annual grants in December 2014 and 2013, we awarded 137,400 and 148,800 performance shares, respectively, of which 0% to 200% of these shares may ultimately vest, depending on the achievement of the performance conditions. During 2014, 7,000 of the performance shares issued in December 2013 were forfeited. For the three-month periods ended January 31, 2015 and 2014, we have recorded $0.4 million and $0.2 million of compensation expense, respectively, related to these performance share awards.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Performance share awards are not considered outstanding shares and do not have voting rights, although dividends are accrued over the performance period and will be payable in cash based upon the number of performance shares ultimately earned.
The performance shares are excluded from the diluted weighted-average shares used to calculate earnings per share until the performance criteria is probable to result in the issuance of contingent shares.
Treasury Shares
On September 5, 2014, our Board cancelled our existing stock repurchase program and approved a new stock repurchase program authorizing us to use up to $75.0 million to repurchase shares of our common stock. For the period from September 5, 2014 through October 31, 2014, we purchased 1,316,326 shares at a cost of $24.2 million under the new program. During the three months ended January 31, 2015, we purchased an additional 2,297,161 shares at a cost of $43.4 million.
We record treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Shares are generally issued from treasury stock at the time of grant of restricted stock awards, and upon the exercise of stock options and upon the issuance of performance shares. On the subsequent issuance of treasury shares, we record proceeds in excess of cost as an increase in additional paid in capital.
The following table summarizes the treasury stock activity during the three months ended January 31, 2015:

Three Months Ended
January 31, 2015
Beginning balance as of November 1, 2014	1,417,700
Restricted stock awards granted	(68,800)
Shares purchased	2,297,161
Balance at end of period	3,646,061
During February 2015, we completed our stock repurchase program. We purchased an additional 378,742 shares at a cost of $7.4 million. From inception of the program, we purchased 3,992,229 shares at a cost of $75.0 million.
13. Other Income (Expense)
Other income (expense) included under the caption "Other, net" on the accompanying condensed consolidated statements of income (loss), consisted of the following for the three-month periods ended January 31, 2015 and 2014:

	Three Months Ended
	January 31,
	2015	2014
	(In thousands)
Foreign currency transaction gains (losses)	$(834)	$(104)
Foreign currency derivative gains (losses)	652	114
Interest income	31	6
Other	—	80
Other (expense) income	$(151)	$96
14. Segment Information
We have four operating segments which we aggregate into one reportable segment, in accordance with ASC Topic 280-10-50, “Segment Reporting” (ASC 280). This aggregation is based on factors including, but not limited to: (1) similar nature of products serving the building products industry, primarily the fenestration business; (2) similar production processes, although there are some differences in the amount of automation amongst operating plants; (3) similar types or classes of customers, namely the primary original equipment manufacturers (OEMs) in the window and door industry; (4) similar distribution methods for product delivery, although the extent of the use of third-party distributors will vary amongst the businesses; (5) similar regulatory environment; and (6) converging long-term economic similarities. The primary market drivers of our business are residential remodeling and replacement activity (R&R) and new home construction.

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
The following table reconciles our segment presentation as previously reported in our Quarterly Report on Form 10-Q for the three months ended January 31, 2014, to the current presentation (in thousands).

Three Months Ended January 31, 2014	As Previously Reported	Discontinued Operations	Reclassification	Current Presentation
Engineered Products
Net sales	$126,379	$—	$—	$126,379
Inter-segment sales	—	—	—	—
Depreciation and amortization	7,644	—	900	8,544
Operating loss	7,491	—	(8,353)	(862)
Capital expenditures	$4,578	$—	$420	$4,998

Aluminum Sheet Products
Net sales	$75,983	$(75,983)	$—	$—
Inter-segment sales	3,508	(3,508)	—	—
Depreciation and amortization	1,750	(1,750)	—	—
Operating loss	(4,251)	4,251	—	—
Capital expenditures	$1,750	$(1,750)	$—	$—

Corporate & Other
Net sales	$—	$—	$—	$—
Inter-segment sales	(3,508)	3,508	—	—
Depreciation and amortization	900	—	(900)	—
Operating loss	(8,353)	—	8,353	—
Capital expenditures	$420	$—	$(420)	$—
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
Basic and diluted loss per share was $(0.09) and $(0.11) for the three months ended January 31, 2015 and 2014, respectively. The computation of diluted earnings per share excludes outstanding stock options and other common stock equivalents when their inclusion would be anti-dilutive. This is always the case when an entity incurs a net loss. During the three-month periods ended January 31, 2015 and 2014, 472,497 and 528,397 of common stock equivalents, respectively, and 101,579 and 83,594 shares of restricted stock, respectively, were excluded from the computation of diluted earnings per share. There were no potentially dilutive contingent shares related to performance share awards for these periods.
For the three-month periods ended January 31, 2015 and 2014, we had 762,572 and 1,083,988 securities, respectively, that were potentially dilutive in future earnings per share calculations. Such dilution will be dependent on the excess of the market price of our stock over the exercise price and other components of the treasury stock method.
16. New Accounting Pronouncements
In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This new guidance clarifies the definition of a discontinued operation as a disposal of a component of any entity, or a group of such components, which represent a strategic shift that has or will have a major effect on an entity’s operations and financial results.  This guidance should result in fewer applications of discontinued operations accounting treatment.  However, if such accounting treatment is required, the guidance requires additional footnote disclosures with regard to the major classes of line items constituting pretax profit or loss of the discontinued operation, a reconciliation of the major classes of assets and liabilities of the discontinued operation, and additional disclosure with regard to cash flows of the discontinued operation.  This guidance becomes effective for fiscal years beginning on or after December 15, 2014.  We expect to adopt this guidance during fiscal 2016, and we are currently evaluating the impact on our consolidated financial statements.
In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which provides guidance related to the presentation of current and deferred income taxes on the balance sheet. In general, an entity must present an unrecognized tax benefit related to a net operating loss carryforward, similar tax loss or tax credit carryforward, as a reduction of a deferred tax asset, except in prescribed circumstances through which liability presentation would be appropriate. This guidance became effective for fiscal years beginning after December 15, 2013. We adopted this guidance on November 1, 2014 with no material impact on our consolidated financial statements.

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
For information on additional factors that could cause actual results to differ materially, please refer to the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes as of January 31, 2015, and for the three-month periods ended January 31, 2015 and 2014, included elsewhere herein. For additional information pertaining to our business, including risk factors which should be considered before investing in our common stock, refer to our Annual Report on Form 10-K for the fiscal year ended October 31, 2014.
Our Business
Quanex Building Products Corporation manufactures components primarily for the window and door (fenestration) industry, which include (1) energy-efficient flexible insulating glass spacers, (2) extruded vinyl profiles, (3) window and door screens, and (4) precision-formed metal and wood products for original equipment manufacturers (OEMs), as well as certain non-fenestration components, which include solar panel sealants, wood flooring and furniture moldings. Quanex Building Products Corporation serves a primary customer base in North America and also serves customers in international markets through operating plants in the United Kingdom and Germany, as well as through sales and marketing efforts in other countries.
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
(Aleris), a privately held Delaware corporation which provides aluminum rolled products and extrusions, aluminum recycling and specification aluminum alloy production. We received net proceeds of $107.4 million, which was net of a working capital adjustment of $2.6 million which we paid in June 2014, resulting in a gain on the transaction of $24.1 million, net of related taxes of $15.1 million. We expect to continue to purchase aluminum product from Nichols, which has historically totaled approximately $12.0 million annually. Our purchases of aluminum product from Nichols for the three-month periods ended January 31, 2015 and 2014 were $4.5 million and $3.5 million, respectively.

In November 2013, Nichols experienced a fire at its Decatur, Alabama facility, which damaged a cold mill used to roll aluminum sheet to a desired thickness. The loss was insured, subject to a $0.5 million deductible. We capitalized $6.5 million to rebuild the asset, which was returned to service as of March 31, 2014. We incurred costs of $2.3 million associated with this loss, including an impairment of $0.5 million related to retirement of the asset, moving costs, outside service costs, clean-up and the deductible. To date, we have received insurance proceeds of $5.3 million. We revised our estimate of total insurance proceeds expected related to this loss to approximately $6.8 million, resulting in an expected gain on involuntary conversion of $4.4 million, of which we have recognized $2.9 million. We estimate the remaining gain on involuntary conversion at $1.5 million and we expect this gain will be recognized during fiscal 2015, when and to the extent that insurance proceeds are received, which will result in an increase in income from discontinued operations, net of tax.
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
Activity levels in the building products industry in the United States have increased annually since the recovery began in 2010, as evidenced by an increase in housing starts and window shipments. The National Association of Homebuilders (NAHB) has forecasted calendar-year housing starts to increase from 1.0 million units in 2014 to 1.2 million units in 2015 and 1.5 million units in 2016, reflecting increasing consumer confidence and a healthier economy. Ducker Worldwide, LLC (Ducker), a consulting and research firm, indicated that window shipments in the R&R market are expected to increase from 27.7 million units in 2014 to 28.5 million units in 2015 and 29.9 units in 2016, with new construction window shipments forecasted to increase at a higher pace. Derived from reports published by Ducker, the overall growth in window shipments for the trailing twelve-month period ended December 31, 2014 was 6.1%. During this period, growth in new construction increased 7.3%, while growth in R&R activity increased 5.3%. In recent years, growth in new construction has outpaced the growth in R&R, with a greater portion of the new construction associated with multi-family housing, although the growth rates for R&R, as published by Ducker, appear to be improving. According to the July 31, 2014 publication, "Multifamily Mid-Year Outlook 2014" by the Federal Home Loan Mortgage Corporation, a public government-sponsored enterprise, the economic recession has resulted in an estimated 3.9 million delayed household formations. With supply of single-family homes tight and rising home prices, we believe this delay in household formation has contributed to the growth in multi-family housing.
Higher energy efficiency standards in Europe are impacting the industry. We continue to be optimistic about our growth prospects in Europe, particularly in the United Kingdom, Germany and Scandinavian countries, where the push for higher energy efficiency standards has been the greatest. Older technology cold-edge spacers are still a dominant force in these regions and garner a larger portion of the total market share in Europe relative to the United States. We operate warm-edge spacer plants in the United Kingdom and Germany. We have encountered some spacer migration issues under extreme conditions for some spacer products sold by our German subsidiary. This issue was related to a vapor barrier that was discontinued in early 2014. We remain confident that we can become the provider of choice in Europe and the other markets we serve as demand for more energy-efficient warm edge spacers grows and eventually displaces cold edge spacers.
There are various internal and external factors that impact our operating results and challenge our growth prospects in the markets that we serve. Our business is subject to seasonality, as activity levels generally decline during the first half of the fiscal year and increase for the second half of the fiscal year. In addition, we utilize several commodities in our business for which pricing can fluctuate, including polyvinyl resin (PVC) and petroleum products. We typically include surcharges in our customer contracts which allow us to pass a portion of these price fluctuations onto our customers. However, during 2014 we were limited in our ability to recoup some of the increase in resin costs for certain customers of our vinyl extrusion products through surcharges due to contractual constraints. We renegotiated these customer contracts for the calendar year 2015. In addition, the price of crude oil per barrel has changed dramatically in recent months from a high of more than $100 per barrel to approximately $50 per barrel. Although we benefit from lower commodity prices associated with these petroleum products used in our business, our customer contracts may require concessions if oil prices per barrel decline below a designated threshold. Our profitability depends upon our ability to negotiate price, meet our customer’s product and delivery demands, manage our cost structure and efficiently operate our facilities.

Results of Operations
Three Months Ended January 31, 2015 Compared to Three Months Ended January 31, 2014

	Three Months Ended January 31,
	2015	2014	Change $	Change %
	(Dollars in millions)
Net sales	$127.9	$126.3	$1.6	1%
Cost of sales (excluding depreciation and amortization)	105.8	96.2	9.6	10%
Selling, general and administrative	19.5	22.5	(3.0)	(13)%
Depreciation and amortization	8.2	8.5	(0.3)	(4)%
Operating loss	$(5.6)	$(0.9)	$(4.7)	522%
Interest expense	(0.1)	(0.1)	—	—%
Other, net	(0.2)	0.1	(0.3)	(300)%
Income tax benefit (expense)	2.8	(0.3)	3.1	(1,033)%
Loss from continuing operations	$(3.1)	$(1.2)	$(1.9)	158%
Loss from discontinued operations, net of tax	—	(2.7)	$2.7	(100)%
Net loss	$(3.1)	$(3.9)	$0.8	(21)%
Net Sales. Net sales increased $1.6 million, or 1%, for the three months ended January 31, 2015 compared to the same period in 2014. The fenestration market grew throughout 2014 and continued to grow in 2015. The year-over-year growth in window shipments as derived from preliminary data provided by Ducker for the calendar quarters ended December 31, 2014 and 2013 was 10%, and, for the trailing twelve months then ended, 6%. By comparison, our sales growth was 1% and 3%, respectively, as adjusted for certain foreign and other results to be more comparable to Ducker. To some extent, the disparity between our growth rate and that of the broader market reflects timing of the recovery in the building products industry, as Quanex benefited from a 12% growth rate for the first quarter of 2014 compared to Ducker’s reported 6% growth for the same period. For the first quarter of 2015, net sales increased $0.4 million as a result of an increase in volume. Volume lost at one of our large customers was more than offset by the Greenville acquisition volume and growth with other customers. In addition, we benefited from favorable pricing, which contributed incremental sales of $0.8 million, with the remainder of the overall sales increase associated with product mix. We expect our growth rates to continue to converge with the Ducker growth rates throughout 2015.
Cost of Sales. The increase in cost of sales of $9.6 million, or 10%, for the three months ended January 31, 2015 compared to the same period in 2014 exceeded a 1% increase in net sales as discussed above. Of the increase in cost of goods sold, $2.8 million relates to the reversal of a warranty reserve during the first quarter of 2014 with regard to certain spacer product for which claim activity had ceased. In addition, our 2015 results were impacted by higher medical and worker’s compensation claims, for which several large claims contributed incremental expense of $1.2 million, as well as higher freight expense and an increase in the cost of resin used in our vinyl products. Our labor and overhead efficiency decreased in 2015, as we absorbed more cost in 2014 associated with the inventory build. By comparison, the seasonal build in 2015 has been at a slower pace, due to sufficient inventory on hand.
Selling, General and Administrative. Our selling, general and administrative expenses decreased by $3.0 million, or 13%, for the three months ended January 31, 2015 compared to the same period in 2014. This decrease reflects severance and other expense incurred to reduce the size of our information technology group and sales and marketing organization during the first quarter of 2014 as we realigned our cost structure associated with the cessation of an ERP project in August 2013. In addition, we incurred transaction costs during 2014 associated with the Greenville acquisition in December 2013 and the sale of Nichols (finalized in April 2014). Compared to the first quarter of 2014, we experienced a decrease in expense in 2015 associated with long-term incentive plans tied to the performance of our common stock and a decrease in professional service fees. These cost reductions were partially offset by higher medical insurance costs and higher incentive accruals based on earnings.
Depreciation and Amortization. Depreciation and amortization expense decreased $0.3 million, or 4%, for the three months ended January 31, 2015 compared to the same period in 2014. The results for the first quarter of 2014 included $0.3 million associated with the run-off of depreciation associated with an ERP project that was ceased in August 2013 as well as the impact of other asset retirements. These decreases in expense year-over-year were partially offset by incremental depreciation and amortization expense associated with fixed and intangible assets placed into service during the trailing twelve months ended January 31, 2015, including the assets purchased in conjunction with the Greenville acquisition.

Interest Expense. Interest expense was consistent at $0.1 million for the three-month periods ended January 31, 2015 and 2014.
Other, net. The increase in other net expense of $0.3 million for the three months ended January 31, 2015 compared to the same period in 2014 was due primarily to net foreign exchange transaction losses.
Income Taxes. We recorded an income tax benefit of $2.8 million for the three months ended January 31, 2015, an effective rate of 47.6%, which included a discrete benefit of $0.8 million associated with the reversal of a liability for tax benefit associated with an uncertain tax position which stems from the 2008 spin-off of Quanex from a predecessor company. Excluding this discrete item, the effective tax rate would have been a benefit of 34.1%. For the three months ended January 31, 2014, we recorded income tax expense of $0.3 million, an effective rate of 33.5%, which included a discrete expense item of $0.7 million associated with the incorporation of the U.K. subsidiary. Excluding this discrete item, the effective tax rate would have been a benefit of 38.7%. The remaining difference in the effective rates between these periods relates to the impact of the foreign tax rate differential and permanent items.
Income (Loss) from Discontinued Operations, Net of Tax. Discontinued operations represents the operating results of Nichols which was sold effective April 1, 2014. For the three-months ended January 31, 2014, we recorded a loss of $2.7 million associated with Nichols which is due to seasonality, largely due to the fact that maintenance costs are incurred early in the fiscal year, as well as the impact of higher aluminum commodity prices and lower throughput. The result for the three-months ended January 31, 2015 was income of less than $0.1 million reflecting a gain of $0.5 million, pretax, from the involuntary conversion associated with a fire at the Nichols cold mill in November 2013, offset by a loss of $0.5 million, pretax, associated with an amount payable to our health insurance stop-loss provider related to a trailing claim.
Liquidity and Capital Resources
Overview
Our principal sources of funds are cash on hand, cash flow from operations, and borrowings under our $150 million Senior Unsecured Revolving Credit Facility (the Credit Facility).  As of January 31, 2015, we had $63.9 million of cash and cash equivalents, $124.7 million of availability under the Credit Facility and outstanding debt of $0.8 million, of which no amounts were outstanding under our Credit Facility.
Cash and cash equivalents decreased by $56.5 million during the three months ended January 31, 2015 due primarily to the purchase of treasury shares, capital investments into our manufacturing facilities, dividends paid and on-going operational activities.
Analysis of Cash Flow
The following table summarizes our cash flow results for the three months ended January 31, 2015 and 2014:

	Three Months Ended
	January 31,
	2015	2014
	(In millions)
Cash flows used in operating activities	$(5.7)	$(11.5)
Cash flows used in investing activities	$(6.8)	$(11.2)
Cash flows used in financing activities	$(44.2)	$(1.2)
Operating Activities. Cash used for operating activities for the three-month period ended January 31, 2015 improved by approximately $5.7 million compared to the three-month period ended January 31, 2014. This is largely attributable to the Nichols business which was sold on April 1, 2014, which contributed a net loss of $2.7 million for the three-months ended January 31, 2014, but for which there was no activity for the same period in 2015. We combine the Nichols discontinued operations with our continuing operations for cash flow presentation as permitted by U.S. GAAP. We typically use cash during the first half of the fiscal year to build inventory, pay annual incentives and settle accounts payable, while collecting trade receivables earned during the busy season (second half of the fiscal year). The timing of these activities impacted our year-over-year operating cash flow. In addition, we paid $1.1 million to fund our pension plan during the three months ended January 31, 2014. No such funding payment was required for the same period in 2015. Working capital was $139.3 million, $114.4 million and $186.2 million as of January 31, 2015, October 31, 2014 and January 31, 2014, respectively.

Investing Activities. Cash used for investing activities for the three months ended January 31, 2015 decreased by approximately $4.4 million compared to the three-month period ended January 31, 2014. This decrease was due to a decrease in cash used for acquisitions, as $5.2 million was invested in the Greenville purchase in 2014, partially offset by a slight increase in cash invested in capital expenditures.
Financing Activities. Cash used for financing activities was $44.2 million for the three-month period ended January 31, 2015, of which $42.7 million was used to purchase treasury stock and $1.4 million was used to pay dividends. We used $1.2 million for financing activities for the three months ended January 31, 2014, of which $1.5 million was used to pay dividends, partially offset by proceeds received from stock option exercises.
Liquidity Requirements
Our strategy for deploying cash is to invest in organic growth opportunities, develop our infrastructure and make strategic acquisitions. Other uses of cash include paying cash dividends to our shareholders and opportunistically repurchasing our common stock. Any excess cash and cash equivalents are invested in commercial paper with terms of three months or less. Our investments are diversified across multiple institutions that we believe are financially sound. We intend to remain in commercial paper, highly rated money market funds, financial institutions and treasuries following a prudent investment philosophy. From time to time, to prepare for potential disruption in the money markets, we may temporarily move funds into operating bank accounts of highly-rated financial institutions to meet on-going operational liquidity requirements. We did not experience any material losses on our cash and marketable securities investments during the three-month periods ended January 31, 2015 and 2014. We maintain cash balances in foreign countries which total $4.2 million as of January 31, 2015. We consider these funds to be permanently reinvested in these countries.
Senior Credit Facility
On January 28, 2013, we entered into a $150 million senior unsecured revolving credit facility that has a five-year term, maturing on January 28, 2018, and which permits aggregate borrowings at any time of up to $150 million, with a letter of credit sub-facility, a swing line sub-facility and a multi-currency sub-facility. Borrowings denominated in U.S dollars bear interest at a spread above LIBOR or a base rate derived from the prime rate. Foreign denominated borrowings bear interest at a spread above LIBOR applicable to such currencies. Subject to customary conditions, we may request that the aggregate commitments under the Credit Facility be increased by up to $100 million, with total commitments not to exceed $250 million.
The Credit Facility requires us to comply with certain financial covenants, the terms of which are defined therein. Specifically, we must not permit, on a quarterly basis, our ratio of consolidated EBITDA to consolidated interest expense as defined (Minimum Interest Coverage Ratio), to fall below 3.00:1, or our ratio of consolidated funded debt to consolidated EBITDA as defined (Maximum Consolidated Leverage Ratio), to exceed 3.25:1. The Maximum Consolidated Leverage Ratio is the ratio of consolidated EBITDA to consolidated interest expense, in each case for the previous four consecutive fiscal quarters. EBITDA is defined by the indenture to include pro forma EBITDA of acquisitions and to exclude certain items such as goodwill and intangible asset impairments and certain other non-cash charges and non-recurring items. Subject to our compliance with the covenant requirements, the amount available under the Credit Facility is a function of: (1) our trailing twelve month EBITDA; (2) the Minimum Interest Coverage Ratio and Maximum Consolidated Leverage Ratio allowed under the Credit Facility; and (3) the aggregate amount of our outstanding debt and letters of credit. As of January 31, 2015, we were in compliance with the financial covenants set forth in the Credit Facility, as indicated in the table below:

	Required		Actual
Minimum Interest Coverage Ratio	No less than	3.00:1	74.26:1
Maximum Consolidated Leverage Ratio	No greater than	3.25:1	0.17:1
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
As of January 31, 2015, the amount available to us for use under the Credit Facility was limited to $124.7 million and we had outstanding letters of credit of $6.0 million. For the three-month period ended January 31, 2015, we did not borrow any amount under the Credit Facility, and thus had no outstanding borrowings at January 31, 2015. Our current borrowing rate under the Credit Facility was 3.25% and 1.20% for the swing-line sub facility and the revolver, respectively, at January 31, 2015.
Repurchases of Outstanding Securities
On September 5, 2014, our Board cancelled our existing stock repurchase program and approved a new stock repurchase program authorizing us to use up to $75.0 million to repurchase shares of our common stock. These purchases will be made in open market transactions or privately negotiated transactions in compliance with the Securities and Exchange Commission rule 10b5-1, subject to market conditions, applicable legal requirements and other relevant factors. As of January 31, 2015, we have purchased 3,613,487 shares valued at $67.6 million, an average price of $18.72 per share, of which $2.6 million had not settled and is recorded as a current liability in the accompanying balance sheet. Upon completion of the stock repurchase program during February 2015, our cumulative purchases pursuant to this plan were 3,992,229 shares totaling $75.0 million, an average price of $18.79 per share.
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
For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended October 31, 2014. Our critical accounting policies and estimates have not changed materially during the three months ended January 31, 2015, except with regard to our critical accounting policy associated with income taxes pertaining to the reassessment of the liability for tax benefit associated with an uncertain tax position stemming from the 2008 spin-off of Quanex from its predecessor company. See a description in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements, Note 8, "Income Taxes", contained elsewhere herein.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The following discussion of our exposure to various market risks contains “forward looking statements” regarding our estimates, assumptions and beliefs concerning our exposure. Although we believe these estimates and assumptions are reasonable in light of information currently available to us, we cannot provide assurance that these estimates will not materially differ from actual results due to the inherent unpredictability of interest rates, foreign currency rates and commodity prices as well as other factors. We do not use derivative financial instruments for speculative or trading purposes.
Interest Rate Risk
Our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Based upon the balances of the variable rate debt at January 31, 2015, a hypothetical 1.0% increase or decrease in interest rates would result in a $0.01 million additional pretax charge or credit to our operating results.
Foreign Currency Rate Risk
Our international operations have exposure to foreign currency rate risks, primarily due to fluctuations in the Euro, the British Pound and the Canadian dollar. From time to time, we enter into foreign exchange contracts associated with our operations to manage a portion of the foreign currency rate risk.
The notional and fair market values of these positions at January 31, 2015 and October 31, 2014, were as follows:

		Notional as indicated		Fair Value in $
		January 31, 2015	October 31, 2014	January 31, 2015	October 31, 2014
Foreign currency derivatives:		(In thousands)
Sell EUR, buy USD	EUR	6,227	$4,907	$32	$68
Sell CAD, buy USD	USD	259	331	(6)	1
Sell GBP, buy USD	GBP	911	—	2	—
Buy EUR, sell GBP	EUR	263	—	(1)	—
At January 31, 2015 and October 31, 2014, we held foreign currency derivative contracts hedging cross-border intercompany and commercial activity for our insulating glass spacer business. Although these derivatives hedge our exposure to fluctuations in foreign currency rates, we do not apply hedge accounting and therefore, the change in the fair value of these foreign currency derivatives is recorded directly to other income and expense in the accompanying consolidated statements of income (loss). To the extent the gain or loss on the derivative instrument offsets the gain or loss from the remeasurement of the underlying foreign currency balance, changes in exchange rates should have no effect. See Note 10, "Derivative Instruments", contained elsewhere herein.
Commodity Price Risk

We purchase polyvinyl resin (PVC) as the significant raw material consumed in the manufacture of vinyl extrusions. We have a monthly resin adjuster in place with a majority of our customers and our resin supplier that is adjusted based upon published industry indices for resin prices for the prior month. This adjuster effectively shares the base pass-through price changes of PVC with our customers commensurate with the market at large. Our long-term exposure to changes in PVC prices is somewhat mitigated due to the contractual component of the resin adjuster program; however, there is a level of exposure to short-term volatility due to a one month lag and not all of our customer contracts include cost adjusters adequate to recover all exposure to such fluctuations. From time to time, we may lock in customer pricing for less than one year or make other customer concessions which result in us becoming exposed to fluctuations in resin pricing.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (1934 Act) as of January 31, 2015. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2015, the disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no changes in internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
On September 5, 2014, our Board of Directors approved a stock repurchase program authorizing us to use up to $75.0 million to repurchase shares of our common stock. For the period from September 5, 2014 through October 31, 2014, we purchased 1,316,326 shares at a cost of $24.2 million under this program. During the three months ended January 31, 2015, we purchased an additional 2,297,161 shares at a cost of $43.4 million.
Set forth below is a table summarizing the program and the repurchase of shares during the quarter ended January 31, 2015.

	Periods Ended (a) Total Number of Shares Purchased	Periods Ended (b) Average Price Paid per Share	Periods Ended (c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Periods Ended (d) Maximum US Dollars Remaining that May Yet Be Used to Purchase Shares Under the Plans or Programs
November 1, 2014 through November 30, 2014	371,416	$20.02	371,416	$43,323,038
December 1, 2014 through December 31, 2014	837,000	$18.63	837,000	$27,726,974
January 1, 2015 through January 31, 2015	1,088,745	$18.71	1,088,745	$7,356,422
Total	2,297,161	$18.89	2,297,161
During February 2015, we completed our stock repurchase program. We purchased an additional 378,742 shares at a cost of $7.4 million. From inception of the program, we purchased 3,992,229 shares at a cost of $75.0 million.

Item 6. Exhibits
The exhibits required to be furnished pursuant to Item 6 are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANEX BUILDING PRODUCTS CORPORATION

Date:	March 3, 2015	/s/ Brent L. Korb
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