Form 10-Q
period 2015-04-30
Quanex Building Products CORP
filed 2015-06-03
CIK 1423221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________
FORM 10-Q
 ________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2015
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 29, 2015
Common Stock, par value $0.01 per share	33,871,310

QUANEX BUILDING PRODUCTS CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 30, 2015	October 31, 2014
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$60,030	$120,384
Accounts receivable, net of allowance for doubtful accounts of $682 and $698	50,210	55,193
Inventories, net (Note 3)	62,994	57,358
Deferred income taxes (Note 8)	23,684	21,442
Prepaid and other current assets	5,433	6,052
Total current assets	202,351	260,429
Property, plant and equipment, net of accumulated depreciation of $209,485 and $200,414	111,113	109,487
Deferred income taxes (Note 8)	7,367	1,545
Goodwill (Note 4)	68,788	70,546
Intangible assets, net (Note 4)	65,648	70,150
Other assets	5,620	4,956
Total assets	$460,887	$517,113
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$36,328	$41,488
Accrued liabilities	26,006	32,482
Income taxes payable (Note 8)	—	107
Current maturities of long-term debt (Note 5)	179	199
Total current liabilities	62,513	74,276
Long-term debt (Note 5)	455	586
Deferred pension and postretirement benefits (Note 6)	5,949	4,818
Liability for uncertain tax positions (Note 8)	548	4,626
Other liabilities	11,174	11,887
Total liabilities	80,639	96,193
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, no par value, shares authorized 1,000,000; issued and outstanding - none	—	—
Common stock, $0.01 par value, shares authorized 125,000,000; issued 37,622,163 and 37,632,032, respectively; outstanding 33,871,310 and 36,214,332, respectively	376	376
Additional paid-in-capital	250,106	249,600
Retained earnings	208,020	202,319
Accumulated other comprehensive loss	(8,210)	(5,708)
Less: Treasury stock at cost, 3,750,853 and 1,417,700 shares, respectively	(70,044)	(25,667)
Total stockholders’ equity	380,248	420,920
Total liabilities and stockholders' equity	$460,887	$517,113
The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2015	2014	2015	2014
	(In thousands, except per share amounts)
Net sales	$141,970	$135,208	$269,863	$261,587
Cost and expenses:
Cost of sales (excluding depreciation and amortization)	110,812	108,649	216,616	204,838
Selling, general and administrative	19,638	20,393	39,134	42,895
Depreciation and amortization	7,831	8,494	16,039	17,038
Asset impairment charges	—	500	—	505
Operating income (loss)	3,689	(2,828)	(1,926)	(3,689)
Non-operating income (expense):
Interest expense	(145)	(143)	(286)	(284)
Other, net	(115)	(22)	(266)	74
Income (loss) from continuing operations before income taxes	3,429	(2,993)	(2,478)	(3,899)
Income tax (expense) benefit	(1,135)	963	1,678	658
Income (loss) from continuing operations	2,294	(2,030)	(800)	(3,241)
Income from discontinued operations, net of tax of $0, $13,481, $15 and $11,902, respectively	—	22,161	23	19,472
Net income (loss)	$2,294	$20,131	$(777)	$16,231

Basic income (loss) per common share:
From continuing operations	$0.07	$(0.05)	$(0.02)	$(0.09)
From discontinued operations	—	0.59	—	0.53
Income (loss) per share, basic	$0.07	$0.54	$(0.02)	$0.44

Diluted income (loss) per common share:
From continuing operations	$0.07	$(0.05)	$(0.02)	$(0.09)
From discontinued operations	—	0.58	—	0.52
Income (loss) per share, diluted	$0.07	$0.53	$(0.02)	$0.43

Weighted-average common shares outstanding:
Basic	33,621	37,217	34,362	37,108
Diluted	34,166	37,838	34,362	37,726

Cash dividends per share	$0.04	$0.04	$0.08	$0.08

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2015	2014	2015	2014
	(In thousands)
Net income (loss)	$2,294	$20,131	$(777)	$16,231
Other comprehensive income (loss):
Foreign currency translation adjustments gain (loss) (pretax)	277	1,227	(2,572)	1,282
Foreign currency translation adjustments tax benefit	—	—	—	14
Change in pension from net unamortized gain adjustment (pretax)	—	—	—	122
Change in pension from net unamortized gain tax benefit	41	—	70	—
Other comprehensive income (loss), net of tax	318	1,227	(2,502)	1,418
Comprehensive income (loss)	$2,612	$21,358	$(3,279)	$17,649

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Six Months Ended
	April 30,
	2015	2014
	(In thousands)
Operating activities:
Net (loss) income	$(777)	$16,231
Adjustments to reconcile net (loss) income to cash used for operating activities:
Depreciation and amortization	16,039	20,078
Stock-based compensation	2,329	1,944
Deferred income tax (benefit) provision	(2,963)	8,128
Excess tax benefit from share-based compensation	(60)	(639)
Asset impairment charges	—	1,007
Gain on sale of discontinued operations	—	(39,645)
Other, net	(447)	1,427
Changes in assets and liabilities, net of effects from acquisitions:
Decrease in accounts receivable	4,553	3,964
Increase in inventory	(6,047)	(22,834)
Decrease (increase) in other current assets	601	(583)
(Decrease) increase in accounts payable	(5,799)	10,127
Decrease in accrued liabilities	(5,253)	(6,234)
Increase in income taxes payable	260	1,667
Increase in deferred pension and postretirement benefits	1,201	297
Decrease in other long-term liabilities	(128)	(3,539)
Other, net	(201)	(2,419)
Cash provided by (used for) operating activities	3,308	(11,023)
Investing activities:
Net proceeds from sale of discontinued operations	—	110,000
Acquisitions, net of cash acquired	—	(5,161)
Capital expenditures	(13,381)	(18,597)
Proceeds from property insurance claim	513	1,400
Proceeds from disposition of capital assets	202	304
Cash (used for) provided by investing activities	(12,666)	87,946
Financing activities:
Repayments of other long-term debt	(148)	(144)
Common stock dividends paid	(2,803)	(2,989)
Issuance of common stock	4,181	2,882
Excess tax benefit from share-based compensation	60	639
Purchase of treasury stock	(52,719)	—
Other	—	35
Cash (used for) provided by financing activities	(51,429)	423
Effect of exchange rate changes on cash and cash equivalents	433	(96)
(Decrease) increase in cash and cash equivalents	(60,354)	77,250
Cash and cash equivalents at beginning of period	120,384	49,734
Cash and cash equivalents at end of period	$60,030	$126,984
The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

Six Months Ended April 30, 2015	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	(In thousands, no per share amounts shown except in verbiage)
Balance at October 31, 2014	$376	$249,600	$202,319	$(5,708)	$(25,667)	$420,920
Net loss	—	—	(777)	—	—	(777)
Foreign currency translation adjustment	—	—	—	(2,572)	—	(2,572)
Common dividends ($0.08 per share)	—	—	(2,803)	—	—	(2,803)
Purchase of treasury stock	—	—	—	—	(50,761)	(50,761)
Stock-based compensation activity:
Expense related to stock-based compensation	—	2,329	—	—	—	2,329
Stock options exercised	—	(246)	(680)	—	5,107	4,181
Tax benefit from share-based compensation	—	(146)	—	—	—	(146)
Restricted stock awards granted	—	(1,277)	—	—	1,277	—
Recognition of unrecognized tax benefit (Note 8)	—	—	10,003	—	—	10,003
Other	—	(154)	(42)	70	—	(126)
Balance at April 30, 2015	$376	$250,106	$208,020	$(8,210)	$(70,044)	$380,248

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations and Basis of Presentation
Quanex Building Products Corporation manufactures components primarily for the window and door (fenestration) industry, which include (1) energy-efficient flexible insulating glass spacers, (2) extruded vinyl profiles, (3) window and door screens, and (4) precision-formed metal and wood products for original equipment manufacturers (OEMs), as well as certain non-fenestration components, which include solar panel sealants, wood flooring and trim moldings. Quanex Building Products Corporation serves a primary customer base in North America and also serves customers in international markets through operating plants in the United Kingdom and Germany, as well as through sales and marketing efforts in other countries.
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
(Aleris), a privately held Delaware corporation which provides aluminum rolled products and extrusions, aluminum recycling and specification aluminum alloy production. We received gross proceeds of $110.0 million, which was reduced to $107.4 million, reflecting a net working capital adjustment of $2.6 million that we paid in June 2014, resulting in a net gain on the transaction of $24.1 million, net of related taxes of $15.1 million.
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
For cash flow statement presentation, the sources and uses of cash for Nichols are presented as operating, investing and financing cash flows, as applicable, combined with such cash flows for continuing operations for the period from November 1, 2013 to April 1, 2014, as permitted by U.S. GAAP.
We have historically purchased rolled aluminum product from Nichols. We expect to continue to purchase aluminum from Nichols in the normal course of business. We considered whether these aluminum purchases and the services provided under a transition services agreement for the period from April 1, 2014 to May 31, 2014 constituted significant continuing involvement with Nichols. Since these purchases were in the normal course of business and the services provided were for a relatively short period and are customary for similar transactions, we determined that this involvement was not deemed significant and did not preclude accounting for the transaction as a discontinued operation. Our purchases of aluminum product from Nichols for the three- and six-month periods ended April 30, 2015 and 2014 were $1.6 million and $6.2 million, respectively, and $3.3 million and $6.8 million, respectively.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In November 2013, Nichols experienced a fire at its Decatur, Alabama facility, which damaged a cold mill used to roll aluminum sheet to a desired thickness. The loss was insured, subject to a $0.5 million deductible. We capitalized $6.5 million to rebuild the asset, which was returned to service as of March 31, 2014. We incurred costs of $2.3 million associated with this loss, including an impairment of $0.5 million related to retirement of the asset, moving costs, outside service costs, clean-up and the deductible. To date, we have received insurance proceeds of $5.3 million. We have reduced our estimate of total insurance proceeds expected related to this loss to approximately $6.3 million, resulting in an expected gain on involuntary conversion of $3.9 million of which we have recognized $2.9 million. We estimate the remaining pretax gain on involuntary conversion at $1.0 million and that this gain will be recognized during fiscal 2015, when and to the extent that insurance proceeds are received, which will result in an increase in income from discontinued operations, net of tax.
Income from discontinued operations for the six months ended April 30, 2015 reflects the receipt of insurance proceeds of $0.5 million, less approximately $0.5 million associated with a health insurance claim amount reimbursable to the stop-loss insurance provider.

The following table summarizes the operating results for Nichols, which was sold on April 1, 2014, included in the three- and six-month periods ended April 30, 2014:

	Three Months Ended	Six Months Ended
	April 30, 2014
	(In thousands, except per share amounts)
Net sales	$63,306	$142,797
Operating loss	(4,931)	(9,182)
Loss before income taxes and gain on sale	(4,003)	(8,271)
Income tax benefit	1,584	3,163
Gain on sale, net of tax of $15,065 and $15,065, respectively	24,580	24,580
Net income	$22,161	$19,472
Basic income per common share	$0.59	$0.53
Diluted income per common share	$0.58	$0.52
Product Sales
We produce a wide variety of products that are used in the fenestration industry, including: window and door systems design, engineering and fabrication; accessory trim profiles with real wood veneers and wood grain laminate finishes; window spacer systems; extruded vinyl products; metal fabrication; and astragals, thresholds and screens. In addition, we produce certain non-fenestration products, including: wood and aluminum grilles, flooring and trim moldings, solar edge tape and other products. Historically, we have presented product sales information at the reportable segment level, and we attribute our net sales based on the location of the customer. We have four operating segments that are aggregated into one reportable segment, which includes this breadth of product offerings across the fenestration and non-fenestration spectrum, but for which there are common economic and other characteristics that meet the criteria for aggregation.
ASC Topic 280-10-50, “Segment Reporting” (ASC 280) permits aggregation of operating segments based on factors including, but not limited to: (1) similar nature of products serving the building products industry, primarily the fenestration business; (2) similar production processes, although there are some differences in the amount of automation amongst operating plants; (3) similar types or classes of customers, namely the primary original equipment manufacturers (OEMs) in the window and door industry; (4) similar distribution methods for product delivery, although the extent of the use of third-party distributors will vary amongst the businesses; (5) similar regulatory environment; and (6) converging long-term economic similarities.
The following table summarizes our product sales for the three- and six-month periods ended April 30, 2015 and 2014 into general groupings to provide additional information to our shareholders.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2015	2014	2015	2014
Product Group:	(In thousands)
United States - fenestration	$106,601	$98,501	$202,792	$195,924
International - fenestration	20,213	24,759	37,989	43,382
United States - non-fenestration	11,660	9,179	21,134	16,371
International - non-fenestration	3,496	2,769	7,948	5,910
Net sales	$141,970	$135,208	$269,863	$261,587

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
3. Inventories
Inventories consisted of the following at April 30, 2015 and October 31, 2014:

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	April 30, 2015	October 31, 2014
	(In thousands)
Raw materials	$39,928	$36,751
Finished goods and work in process	29,126	25,558
Supplies and other	1,225	806
Total	70,279	63,115
Less: Inventory reserves	7,285	5,757
Inventories, net	$62,994	$57,358
Fixed costs related to excess manufacturing capacity, if any, have been expensed in the period they were incurred and, therefore, are not capitalized into inventory.
Our inventories at April 30, 2015 and October 31, 2014 were valued using the following costing methods:

	April 30, 2015	October 31, 2014
	(In thousands)
LIFO	$6,048	$5,122
FIFO	56,946	52,236
Total	$62,994	$57,358
During interim periods, we estimate a LIFO reserve based on our expectations of year-end inventory levels and costs. If our calculations indicate that an adjustment at year-end will be required, we record a proportionate share of this amount during the period. At year-end, we calculate the actual LIFO reserve and record an adjustment for the difference between the annual calculation and any estimates recognized during the interim periods.  Because the interim projections are subject to many factors beyond our control, the results could differ significantly from the year-end LIFO calculation. We recorded no interim LIFO reserve adjustment for the three- and six-month periods ended April 30, 2015 and 2014.
For inventories valued under the LIFO method, replacement cost exceeded the LIFO value by approximately $1.4 million at April 30, 2015 and October 31, 2014.
4. Goodwill and Intangible Assets
Goodwill
The change in the carrying amount of goodwill for the six months ended April 30, 2015 was as follows:

Six Months Ended
April 30, 2015
(In thousands)
Beginning balance as of November 1, 2014	70,546
Foreign currency translation adjustment	(1,758)
Balance as of the end of the period	$68,788
During the fourth quarter of 2014, we evaluated our goodwill balances for indicators of impairment and performed an annual goodwill impairment test to determine the recoverability of these assets. Three of our reporting units had goodwill at October 31, 2014 which totaled $55.2 million, $12.6 million and $2.8 million. We determined that our goodwill was not impaired and there have been no triggering events to indicate impairment during the six months ended April 30, 2015, so no additional testing was deemed necessary.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Identifiable Intangible Assets
Amortizable intangible assets consisted of the following as of April 30, 2015 and October 31, 2014:

	April 30, 2015		October 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Customer relationships	$53,083	$21,745	$53,083	$19,700
Trademarks and trade names	44,722	21,712	44,722	20,343
Patents and other technology	25,244	14,177	25,244	13,228
Other	1,392	1,159	1,392	1,020
Total	$124,441	$58,793	$124,441	$54,291

We do not estimate a residual value associated with these intangible assets. Included in intangible assets as of April 30, 2015 were customer relationships of $0.2 million associated with the Greenville acquisition. These assets have estimated remaining useful lives of four years. See Note 2, "Acquisitions", included herewith.
For the three- and six-month periods ended April 30, 2015 and 2014, we had aggregate amortization expense of $2.2 million and $4.5 million, respectively, and $2.3 million and $4.6 million, respectively.
Estimated remaining amortization expense, assuming current intangible balances and no new acquisitions, for each of the fiscal years ending October 31, was as follows (in thousands):

Estimated Amortization Expense
2015 (remaining six months)	$4,612
2016	8,713
2017	8,607
2018	8,360
2019	7,571
Thereafter	27,785
Total	$65,648

5. Debt and Capital Lease Obligations
Debt consisted of the following at April 30, 2015 and October 31, 2014:

	April 30, 2015	October 31, 2014
	(In thousands)
Revolving Credit Facility	$—	$—
City of Richmond, Kentucky Industrial Building Revenue Bonds	500	600
Capital lease obligations	134	185
Total debt	634	785
Less: Current maturities of long-term debt	179	199
Long-term debt	$455	$586
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
The Credit Facility requires us to comply with certain financial covenants, the terms of which are defined therein. Specifically, we must not permit, on a quarterly basis, our ratio of consolidated EBITDA to consolidated interest expense as defined (Minimum Interest Coverage Ratio), to fall below 3.00:1 or our ratio of consolidated funded debt to consolidated EBITDA, as defined (Maximum Consolidated Leverage Ratio), to exceed 3.25:1. The Maximum Consolidated Leverage Ratio is the ratio of consolidated EBITDA to consolidated interest expense, in each case for the previous four consecutive fiscal quarters. EBITDA is defined by the indenture to include pro forma EBITDA of acquisitions and to exclude certain items such as goodwill and intangible asset impairments and certain other non-cash charges and non-recurring items. Subject to our compliance with the covenant requirements, the amount available under the Credit Facility is a function of: (1) our trailing twelve-month EBITDA; (2) the Minimum Interest Coverage Ratio and Maximum Consolidated Leverage Ratio allowed under the Credit Facility; and (3) the aggregate amount of our outstanding debt and letters of credit. As of April 30, 2015, we were in compliance with the financial covenants set forth in the Credit Facility.
As of April 30, 2015, the amount available to us for use under the Credit Facility was $143.4 million and we had outstanding letters of credit of $5.9 million. For the six-month period ended April 30, 2015, we did not borrow any amounts under the Credit Facility, and thus had no outstanding borrowings at April 30, 2015. Our current borrowing rate under the Credit Facility was 3.25% and 1.20% for the swing-line sub facility and the revolver, respectively, at April 30, 2015. As of October 31, 2014, the amount available to us for use under the Credit Facility was $140.7 million and we had outstanding letters of credit of $6.1 million. Our borrowing rate under the Credit Facility was 3.25% and 1.20% for the swing-line sub facility and the revolver, respectively, at October 31, 2014.
6. Retirement Plans
Pension Plan
Our non-contributory, single employer defined benefit pension plan covers a majority of our employees. Employees of acquired companies may be covered after a transitional period. The net periodic pension cost for this plan for the three- and six-month periods ended April 30, 2015 and 2014 was as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2015	2014	2015	2014
	(In thousands)
Service cost	$802	$737	$1,683	$1,657
Interest cost	257	269	510	532
Expected return on plan assets	(443)	(438)	(904)	(861)
Amortization of net loss	40	—	79	—
Net periodic benefit cost	$656	$568	$1,368	$1,328
During 2014, we contributed approximately $4.1 million to fund our plan, and we expect to make a contribution to our plan in September 2015.
Other Plans
We also have a supplemental benefit plan covering certain executive officers and a non-qualified deferred compensation plan covering members of the Board of Directors and certain key employees. As of April 30, 2015 and October 31, 2014, our liability under the supplemental benefit plan was approximately $1.8 million and $1.9 million, respectively, and under the deferred compensation plan was approximately $3.4 million for both periods. In January 2014, we paid $3.3 million related to the deferred compensation plan as a result of the separation of our former chief executive officer in July 2013. We record the current portion of liabilities under these plans under the caption "Accrued Liabilities," and the long-term portion under the caption "Other Liabilities" in the accompanying balance sheets.
7. Warranty Obligations
We accrue warranty obligations as we recognize revenue associated with certain products. We make provisions for our warranty obligations based upon historical experience of costs incurred for such obligations adjusted, as necessary, for current

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
A reconciliation of the activity related to our accrued warranty, including both the current and long-term portions (reported in accrued liabilities and other liabilities, respectively, on the accompanying condensed consolidated balance sheet) follows:

Six Months Ended
April 30, 2015
(In thousands)
Beginning balance as of November 1, 2014	$671
Provision for warranty expense	263
Change in accrual for preexisting warranties	99
Warranty costs paid	(124)
Total accrued warranty as of the end of the period	$909
Less: Current portion of accrued warranty	678
Long-term portion of accrued warranty	$231
The increase in the warranty provision during the six months ended April 30, 2015 was primarily attributable to a specific claim related to our vinyl extrusion products stemming from a change in formulation.
8. Income Taxes
To determine our income tax expense for interim periods, consistent with accounting standards, we apply the estimated annual effective income tax rate to year-to-date results. Our estimated annual effective tax rates from continuing operations for the six months ended April 30, 2015 and 2014 were a benefit of 67.7% and 16.9%, respectively. The increase in the 2015 effective tax rate is attributable to a discrete benefit item resulting from the reassessment of our uncertain tax position related to the 2008 spin-off of Quanex from a predecessor company in January 2015. Excluding this item, the effective tax rate was 35.5%. The 2014 effective rate was impacted by a change in the tax status of our facility in the United Kingdom (UK). On November 1, 2013, the assets of our UK branch were contributed to a newly formed wholly-owned UK subsidiary. This change resulted in a U.S. taxable charge that was booked as a discrete item in the first quarter of 2014. Excluding this discrete item, the 2014 effective tax rate was a benefit of 33.6%.
As of April 30, 2015, our unrecognized tax benefit (UTB) relates to certain state tax items regarding the interpretation of tax laws and regulations. The total UTB at October 31, 2014 included the UTB associated with the 2008 spin-off and totaled $11.4 million. Of this amount, $4.6 million was recorded as a liability for uncertain tax positions and $6.8 million was recorded as deferred income taxes (non-current assets) on the accompanying condensed consolidated balance sheet. In January 2015, we reassessed our unrecognized tax benefit related to the 2008 spin-off of Quanex from a predecessor company and recognized the full benefit of the tax positions taken. This reduced the liability for uncertain tax positions by $4.0 million and increased deferred income taxes (non-current assets) by $6.8 million and resulted in a non-cash increase in retained earnings of $10.0 million, with an increase in income tax benefit of $0.8 million. At April 30, 2015, $0.5 million is recorded as a liability for uncertain tax positions. The disallowance of the UTB would not materially affect the annual effective tax rate.
We evaluate the likelihood of realization of our deferred tax assets by considering both positive and negative evidence. We believe there is no need for a valuation allowance of the federal net operating losses. We will continue to evaluate our position throughout the year. We maintain a valuation allowance for certain state net operating losses which totaled $1.4 million at April 30, 2015.
Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. The final outcome of the future tax consequences of legal proceedings, if any, as well as the outcome of competent authority proceedings, changes in regulatory tax laws, or interpretation of those tax laws could impact our financial statements. We are subject to the effect of these matters occurring in various jurisdictions. We do not believe any of the UTB at April 30, 2015 will be recognized within the next twelve months.

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
Spacer Migration
We were notified by certain customers through our German operation that the vapor barrier employed on certain spacer products manufactured prior to March 2014 may fail and permit spacer migration in certain extreme circumstances. This product does not have a specific customer warranty, but we have received claims from customers related to this issue, which we continue to investigate. We incurred expense of $1.8 million during 2014 associated with this issue, including an accrual of $1.2 million at October 31, 2014 for any asserted claim that we deem to be reasonably possible and estimable. The balance of this accrual at April 30, 2015 was $1.0 million, reflecting net claim payments of $0.3 million, additional claims received of approximately $0.2 million, and a translation adjustment of approximately $0.1 million. We cannot estimate any future liability with regard to unasserted claims. We will investigate any future claims, but we are not obligated to honor any future claims.
Affordable Care Act
We are subject to the employer-shared responsibility requirements (more commonly referred to as the employer mandate) of the Affordable Care Act (ACA). The employer mandate requires us to offer health care insurance that meets minimum value and affordability requirements to our full-time employees and certain potential common law employees within a specified coverage threshold. Effective January 1, 2015, and for the calendar year ended December 31, 2015, we may be subject to a penalty in the form of an excise tax under the ACA if we do not meet these requirements. Furthermore, we must comply with the annual disclosure and reporting requirements. We are evaluating these requirements and implementing mechanisms to achieve compliance.
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
We have not designated any of our derivative contracts as hedges for accounting purposes in accordance with the provisions under the Accounting Standards Codification topic 815 "Derivatives and Hedging" (ASC 815). Therefore, changes in the fair

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

value of these contracts and the realized gains and losses are recorded in the condensed consolidated statements of income (loss) for the three- and six-month periods ended April 30, 2015 and 2014 as follows (in thousands):

		Three Months Ended		Six Months Ended
		April 30,		April 30,
Location of (Loss) Gain:		2015	2014	2015	2014
Other, net	Foreign currency derivatives	$(38)	$(208)	$614	$(94)
We have chosen not to offset any of our derivative instruments in accordance with the provisions of ASC 815. Therefore, the assets and liabilities are presented on a gross basis on our accompanying condensed consolidated balance sheets.
The fair values of our outstanding derivative contracts as of April 30, 2015 and October 31, 2014 were as follows (in thousands):

	April 30, 2015	October 31, 2014
Prepaid and other current assets:
Foreign currency derivatives	$298	$69
Accrued liabilities:
Foreign currency derivatives	$(2)	$—
The following table summarizes the notional amounts and fair value of outstanding derivative contracts at April 30, 2015 and October 31, 2014 (in thousands):

		Notional as indicated		Fair Value in $
		April 30, 2015	October 31, 2014	April 30, 2015	October 31, 2014
Foreign currency derivatives:
Sell EUR, buy USD	EUR	7,555	$4,907	$289	$68
Sell CAD, buy USD	CAD	296	331	2	1
Sell GBP, buy USD	GBP	267	—	6	—
Buy EUR, sell GBP	EUR	97	—	(2)	—
Buy USD, sell EUR	USD	23	—	1	—
Buy GBP, sell EUR	GBP	5	—	$—	—
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

•	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the assets and liabilities measured on a recurring basis based on the fair value hierarchy (in thousands):

	April 30, 2015				October 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Short-term investments	$10,000	$—	$—	$10,000	$69,975	$—	$—	$69,975
Foreign currency derivatives	—	298	—	298	—	69	—	69
Total assets	$10,000	$298	$—	$10,298	$69,975	$69	$—	$70,044

Liabilities
Foreign currency derivatives	$—	$2	$—	$2	$—	$—	$—	$—
Total liabilities	$—	$2	$—	$2	$—	$—	$—	$—
We held short-term investments (with an original maturity of three months or less) in commercial paper at April 30, 2015 and October 31, 2014. We have included these investments as cash and cash equivalents in the accompanying condensed consolidated balance sheets. These investments are measured at fair value based on active market quotations and are therefore classified as Level 1. All of our derivative contracts are valued using quoted market prices from brokers or exchanges and are classified within Level 2 of the fair value hierarchy.
We had approximately $2.4 million of certain property, plant and equipment that was recorded at fair value on a non-recurring basis and classified as Level 3 as of April 30, 2015 and October 31, 2014. The fair value was based on broker opinions.
Carrying amounts reported on the balance sheet for cash, cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. Our outstanding debt was variable rate debt that re-prices frequently, thereby limiting our exposure to significant change in interest rate risk. As a result, the fair value of our debt instruments approximates carrying value at April 30, 2015 and October 31, 2014 (Level 3 measurement).
12. Stock-Based Compensation
We have established and maintain an Omnibus Incentive Plan (2008 Plan) that provides for the granting of restricted stock awards, stock options, restricted stock units, performance share awards and other stock-based and cash-based awards. The 2008 Plan is administered by the Compensation and Management Development Committee of the Board of Directors.
The aggregate number of shares of common stock originally authorized for grant under the 2008 Plan was 2,900,000. In February 2011 and February 2014, shareholders approved an increase of the aggregate shares available for grant by 2,400,000 shares and 2,350,000 shares, respectively. Any officer, key employee and/or non-employee director is eligible for awards under the 2008 Plan. Our practice is to grant stock options and restricted stock units to non-employee directors on the last business day of each fiscal year, with an additional grant of options to each director on the date of his or her first anniversary of service. Once we receive approval from the Board of Directors in December, we grant stock options, restricted stock awards, restricted stock units and/or performance shares to officers, management and key employees. Occasionally, we may make additional grants to key employees at other times during the year.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of non-vested restricted stock awards activity during the six months ended April 30, 2015 is presented below:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value per Share
Non-vested at October 31, 2014	220,800	$17.42
Granted	68,800	20.28
Cancelled	—	—
Vested	(33,500)	15.08
Non-vested at April 30, 2015	256,100	$18.49
The total weighted average grant-date fair value of restricted stock awards that vested during each of the six-month periods ended April 30, 2015 and 2014 was $0.5 million, respectively. As of April 30, 2015, total unrecognized compensation cost related to unamortized restricted stock awards was $2.3 million. We expect to recognize this expense over the remaining weighted average vesting period of 1.6 years.
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
The following table provides a summary of assumptions used to estimate the fair value of our stock options issued during the six-month periods ended April 30, 2015 and 2014.

	Six Months Ended
	April 30,
	2015	2014
Weighted-average expected volatility	47.7%	55.7%
Weighted-average expected term (in years)	5.6	5.9
Risk-free interest rate	1.6%	1.8%
Expected dividend yield over expected term	1.0%	1.0%
Weighted average grant date fair value	$8.40	$8.52
The following table summarizes our stock option activity for the six months ended April 30, 2015:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000s)
Outstanding at October 31, 2014	2,588,389	$16.21
Granted	123,900	20.28
Exercised	(273,950)	15.26
Forfeited/Expired	(167)	15.08
Outstanding at April 30, 2015	2,438,172	$16.52	6.0	$7,591
Vested or expected to vest at April 30, 2015	2,411,605	$16.49	5.9	$7,577
Exercisable at April 30, 2015	1,972,200	$15.95	5.4	$7,105
Intrinsic value is the amount by which the market price of the common stock on the date of exercise exceeds the exercise price of the stock option. The total intrinsic value of stock options exercised during the six months ended April 30, 2015 and 2014 was $1.1 million and $2.6 million. The weighted-average grant date fair value of stock options that vested during the six months

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

ended April 30, 2015 and 2014 was $2.3 million and $3.0 million, respectively. As of April 30, 2015, total unrecognized compensation cost related to stock options was $2.3 million. We expect to recognize this expense over the remaining weighted average vesting period of 1.5 years.
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
The following table summarizes non-vested restricted stock unit activity during the six months ended April 30, 2015:

	Restricted Stock Units	Weighted Average Grant Date Fair Value per Share
Non-vested at October 31, 2014	83,500	$15.08
Vested	(83,500)	15.08
Non-vested at April 30, 2015	—	$—
During the six-month periods ended April 30, 2015 and 2014, we paid $1.7 million and $0.5 million, respectively, to settle certain restricted stock units.
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
In conjunction with the annual grants in December 2014 and 2013, we awarded 137,400 and 155,800 performance shares, respectively, of which 0% to 200% of these shares may ultimately vest, depending on the achievement of the performance conditions. During 2014, 7,000 of the performance shares issued in December 2013 were forfeited. For the six-month periods ended April 30, 2015 and 2014, we have recorded $0.8 million and $0.5 million of compensation expense, respectively, related to these performance share awards.

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
Treasury Shares
On September 5, 2014, our Board cancelled our existing stock repurchase program and approved a new stock repurchase program authorizing us to use up to $75.0 million to repurchase shares of our common stock. For the period from September 5, 2014 through October 31, 2014, we purchased 1,316,326 shares at a cost of $24.2 million under the new program. During the six months ended April 30, 2015, we purchased an additional 2,675,903 shares at a cost of $50.8 million. From inception of the program, we purchased 3,992,229 shares at a cost of $75.0 million.
We record treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Shares are generally issued from treasury stock at the time of grant of restricted stock awards, and upon the exercise of stock options and upon the issuance of performance shares. On the subsequent issuance of treasury shares, we record proceeds in excess of cost as an increase in additional paid in capital. A deficiency of such proceeds relative to costs would be applied to reduce paid-in-capital associated with prior issuances to the extent available, with the remainder recorded as a charge to retained earnings. We recorded a charge to retained earnings of $0.7 million in March 2015.
The following table summarizes the treasury stock activity during the six months ended April 30, 2015:

Six Months Ended
April 30, 2015
Beginning balance as of November 1, 2014	1,417,700
Restricted stock awards granted	(68,800)
Stock options exercised	(273,950)
Shares purchased	2,675,903
Balance at end of period	3,750,853

13. Other Income (Expense)
Other income (expense) included under the caption "Other, net" on the accompanying condensed consolidated statements of income (loss), consisted of the following for the three- and six-month periods ended April 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2015	2014	2015	2014
	(In thousands)
Foreign currency transaction (losses) gains	$(88)	$170	$(922)	$66
Foreign currency derivative (losses) gains	(38)	(208)	614	(94)
Interest income	8	16	39	22
Other	3	—	3	80
Other (expense) income	$(115)	$(22)	$(266)	$74
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
The computation of diluted earnings per share excludes outstanding stock options and other common stock equivalents when their inclusion would be anti-dilutive. This is always the case when an entity incurs a net loss from continuing operations, as we

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

did for the six-month period ended April 30, 2015, as well as the three and six months ended April 30, 2014. During these periods, common stock equivalents of 451,590, 513,653, and 521,719, respectively, and restricted stock shares of 107,748, 107,589, and 95,912, respectively, were excluded from the computation of diluted earnings per share.
Basic and diluted earnings per share from continuing operations for the three-month period ended April 30, 2015 was calculated as follows (in thousands, except per share data):

	Three Months Ended April 30, 2015
	Net Income from Continuing Operations	Weighted Average Shares	Per Share
Basic earnings per common share	$2,294	33,621	$0.07
Effect of dilutive securities:
Stock options	—	429
Restricted stock awards	—	116
Diluted earnings per common share	$2,294	34,166	$0.07
For the three- and six-month periods ended April 30, 2015 and 2014, there were no potentially dilutive contingent shares related to performance share awards as the issuance of these shares was not yet deemed probable.
For each of the three- and six-month periods ended April 30, 2015, we had 731,272 securities, respectively, and for the three- and six-month periods ended April 30, 2014, we had 920,662 and 971,284 securities, respectively, that were potentially dilutive in future earnings per share calculations. Such dilution will be dependent on the excess of the market price of our stock over the exercise price and other components of the treasury stock method.
15. New Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This amendment requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the treatment of debt discounts. This guidance becomes effective for financial statements issued for fiscal years beginning after December 15, 2015. We expect to adopt this guidance during fiscal 2017, and we are currently evaluating the impact on our consolidated financial statements.
In June 2014, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period.  This amendment requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition that affects vesting or as a nonvesting condition that affects the grant-date fair value of an award, and provides explicit guidance for those awards. This guidance becomes effective for fiscal years beginning on or after December 15, 2015.  We expect to adopt this guidance during fiscal 2017, and we do not expect this pronouncement to have a material impact on our consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.”  This guidance prescribes a methodology to determine when revenue is recognizable and constitutes a principles-based approach to revenue recognition based on the consideration to which the entity expects to be entitled in exchange for goods or services.  In addition, this guidance requires additional disclosure in the notes to the financial statements with regard to the methodology applied.  This pronouncement becomes effective for annual reporting periods beginning after December 15, 2016, and will essentially supersede and replace existing revenue recognition rules in U.S. GAAP, including industry-specific guidance.  We expect to adopt this pronouncement in fiscal 2018, and we are currently evaluating the impact on our consolidated financial statements.
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
Cautionary Note Regarding Forward-Looking Statements
Certain of the statements contained in this document and in documents incorporated by reference herein, including those made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking” statements as defined under the Private Securities Litigation Reform Act of 1995. Generally, the words “expect,” “believe,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. Forward looking statements are (1) all statements which address future operating performance, (2) events or developments that we expect or anticipate will occur in the future, including statements relating to volume, sales, operating income and earnings per share, and (3) statements expressing general outlook about future operating results. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our current projections or expectations. As and when made, we believe that these forward-looking statements are reasonable. However, caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date when made and there can be no assurance that such forward-looking statements will occur. We are not obligated to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes as of April 30, 2015, and for the three- and six-month periods ended April 30, 2015 and 2014, included elsewhere herein. For additional information pertaining to our business, including risk factors which should be considered before investing in our common stock, refer to our Annual Report on Form 10-K for the fiscal year ended October 31, 2014.
Our Business
Quanex Building Products Corporation manufactures components primarily for the window and door (fenestration) industry, which include (1) energy-efficient flexible insulating glass spacers, (2) extruded vinyl profiles, (3) window and door screens, and (4) precision-formed metal and wood products for original equipment manufacturers (OEMs), as well as certain non-fenestration components, which include solar panel sealants, wood flooring and trim moldings. Quanex Building Products Corporation serves a primary customer base in North America and also serves customers in international markets through operating plants in the United Kingdom and Germany, as well as through sales and marketing efforts in other countries.
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
(Aleris), a privately held Delaware corporation which provides aluminum rolled products and extrusions, aluminum recycling and specification aluminum alloy production. We received gross proceeds of $110.0 million, which was reduced to $107.4 million, as a result of a working capital adjustment of $2.6 million that we paid in June 2014, resulting in a gain on the transaction of $24.1 million, net of related taxes of $15.1 million. We expect to continue to purchase aluminum product from Nichols, which has historically totaled approximately $12.0 million annually. Our purchases of aluminum product from Nichols for the three- and six-month periods ended April 30, 2015 and 2014 were $1.6 million and $6.2 million, respectively, and $3.3 million and $6.8 million, respectively.

In November 2013, Nichols experienced a fire at its Decatur, Alabama facility, which damaged a cold mill used to roll aluminum sheet to a desired thickness. The loss was insured, subject to a $0.5 million deductible. We capitalized $6.5 million to rebuild the asset, which was returned to service as of March 31, 2014. We incurred costs of $2.3 million associated with this loss, including an impairment of $0.5 million related to retirement of the asset, moving costs, outside service costs, clean-up and the deductible. To date, we have received insurance proceeds of $5.3 million. We revised our estimate of total insurance proceeds expected related to this loss to approximately $6.3 million, resulting in an expected gain on involuntary conversion of $3.9 million, of which we have recognized $2.9 million. We estimate the remaining pretax gain on involuntary conversion at $1.0 million and we expect this gain will be recognized during fiscal 2015, when and to the extent that insurance proceeds are received, which will result in an increase in income from discontinued operations, net of tax.
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
Activity levels in the building products industry in the United States have increased annually since the recovery began in 2010, as evidenced by an increase in housing starts and window shipments. The National Association of Homebuilders (NAHB)

has forecasted calendar-year housing starts to increase from 1.0 million units in 2014 to 1.1 million units in 2015 and 1.3 million units in 2016, reflecting increasing consumer confidence and a healthier economy. Ducker Worldwide, LLC (Ducker), a consulting and research firm, indicated that window shipments in the R&R market are expected to increase from 28.0 million units in 2015 to 29.4 million units in 2016 and 30.5 million units in 2017, with new construction window shipments forecasted to increase at a higher pace. Derived from reports published by Ducker, the overall growth in window shipments for the trailing twelve-month period ended March 31, 2015 was 5.8%. During this period, growth in new construction increased 10.1%, while growth in R&R activity increased 2.9%. In recent years, growth in new construction has outpaced the growth in R&R, with a greater portion of the new construction associated with multi-family housing.
Higher energy efficiency standards in Europe are impacting the industry. We continue to be optimistic about our growth prospects in Europe, particularly in the United Kingdom, Germany and Scandinavian countries, where the push for higher energy efficiency standards has been the greatest. Older technology cold-edge spacers are still a dominant force in these regions and garner a larger portion of the total market share in Europe relative to the United States. We operate warm-edge spacer plants in the United Kingdom and Germany. We have encountered some spacer migration issues under extreme conditions for some spacer products sold by our German subsidiary. This issue was related to a vapor barrier that was discontinued in early 2014. Market conditions have slowed our near-term growth in Germany. However, we remain confident that we can become the provider of choice in Europe and the other markets we serve as demand for more energy-efficient warm edge spacers grows and eventually displaces cold edge spacers.
There are various internal and external factors that impact our operating results and challenge our growth prospects in the markets that we serve. Our business is subject to seasonality, as activity levels generally decline during the first half of the fiscal year and increase for the second half of the fiscal year. In addition, we utilize several commodities in our business for which pricing can fluctuate, including polyvinyl resin (PVC) and petroleum products. We typically include surcharges in our customer contracts which allow us to pass a portion of these price fluctuations onto our customers. However, during 2014 we were limited in our ability to recoup some of the increase in resin costs for certain customers of our vinyl extrusion products through surcharges due to contractual constraints. We renegotiated these customer contracts for the calendar year 2015. In addition, the price of crude oil per barrel has changed dramatically in recent months from a high of more than $100 per barrel to approximately $58 per barrel. Although we benefit from lower commodity prices associated with these petroleum products used in our business, our customer contracts may require concessions if oil prices per barrel decline below a designated threshold. Furthermore, with the recent weakening of the United States dollar relative to the euro and British pound, we have been impacted by foreign exchange losses which have reduced our short-term results in Europe. Ultimately, our profitability depends upon our ability to negotiate price, meet our customer’s product and delivery demands, manage our cost structure given these internal and external factors, and efficiently operate our facilities.

Results of Operations
Three Months Ended April 30, 2015 Compared to Three Months Ended April 30, 2014

	Three Months Ended April 30,
	2015	2014	Change $	Change %
	(Dollars in millions)
Net sales	$141.9	$135.2	$6.7	5%
Cost of sales (excluding depreciation and amortization)	110.8	108.6	2.2	2%
Selling, general and administrative	19.7	20.4	(0.7)	(3)%
Depreciation and amortization	7.8	8.5	(0.7)	(8)%
Asset impairment charges	—	0.5	(0.5)	(100)%
Operating income (loss)	$3.6	$(2.8)	$6.4	229%
Interest expense	(0.1)	(0.2)	0.1	(50)%
Other, net	(0.1)	—	(0.1)	—%
Income tax (expense) benefit	(1.1)	1.0	(2.1)	(210)%
Income (loss) from continuing operations	$2.3	$(2.0)	$4.3	215%
Income from discontinued operations, net of tax	—	22.1	(22.1)	(100)%
Net income	$2.3	$20.1	$(17.8)	(89)%
Net Sales. Net sales increased $6.7 million, or 5%, for the three months ended April 30, 2015 compared to the same period in 2014. The increase was generally due to higher activity levels in the fenestration industry, as the market continues a relatively steady recovery in terms of window shipments and housing starts. This trend, which is expected to continue for the foreseeable future, is evidenced by the year-over-year growth in window shipments as derived from preliminary data provided by Ducker for the calendar quarters ended March 31, 2015 and 2014, reflecting an overall growth rate of 6.3%, compared with a growth rate of 7.8%, for our year-over-year fiscal quarters ended April 30, 2015 and 2014, as adjusted for certain foreign and other results to be more comparable to Ducker. Of the $6.7 million increase in sales, $2.5 million was attributable to more favorable pricing for certain products and services, $5.6 million was attributable to increased volume, less an unfavorable foreign exchange rate impact of $2.5 million, with the remaining difference attributable to sales mix. We expect our growth rates to continue to converge with the Ducker growth rates throughout 2015.
Cost of Sales. The increase in cost of sales of $2.2 million, or 2%, for the three months ended April 30, 2015 compared to the same period in 2014, was at a slower pace than the 5% increase in net sales for the respective periods, as discussed above, resulting in more favorable margins for 2015. The increase in cost of sales was primarily driven by higher activity levels, but was also benefited by some labor efficiencies and favorable health insurance claims experience and recoveries. Additionally, we experienced lower incremental repair and maintenance costs year-over-year, as a disproportionately large amount of such costs were incurred in 2014 with regard to our vinyl extrusion plants.
Selling, General and Administrative. Our selling, general and administrative expenses decreased by $0.7 million, or 3%, for the three months ended April 30, 2015 compared to the same period in 2014. This decrease is primarily attributable the timing of incentive accruals between periods based on earnings, as well as a decrease in compensation expense associated with long-term incentive arrangements tied to the performance of our common stock. These decreases were partially offset by an increase in professional service fees.
Depreciation and Amortization. Depreciation and amortization expense decreased $0.7 million, or 8%, for the three months ended April 30, 2015 compared to the same period in 2014. This decrease in expense is associated with the normal run-off of depreciation and amortization of existing assets, partially offset by such expense incurred with regard to new assets placed into service during the trailing twelve months ended April 30, 2015.
Asset Impairment Charges. We recorded an impairment loss of $0.5 million in April 2014 to reduce the value of a facility in Barbourville, Kentucky to market value as of April 30, 2014. This facility was subsequently sold in May 2014, resulting in an insignificant realized loss on the sale. No such impairment was incurred during the three months ended April 30, 2015.
Interest Expense. Interest expense decreased $0.1 million for the three-months ended April 30, 2015 compared to the same period in 2014. This decrease is due to lower debt outstanding compared to 2014.

Other, net. The increase in other net expense of $0.1 million for the three months ended April 30, 2015 compared to the same period in 2014 was due primarily to net foreign exchange transaction losses.
Income Taxes. We recorded an income tax expense of $1.1 million for the three months ended April 30, 2015, an effective rate of 33.1%. For the three months ended April 30, 2014, we recorded an income tax benefit of $1.0 million, an effective rate of 32.2%. These results were driven by a change in pretax income (loss) for the respective periods. The remainder of the difference in the effective rates between these periods relates to the impact of permanent items and the foreign tax rate differential.
Income from Discontinued Operations, Net of Tax. We recorded a gain on the sale of Nichols of $24.6 million, net of tax of $15.1 million as of April 1, 2014. Excluding this gain, the loss from discontinued operations for the three-month period ended April 30, 2014 would have been a loss of $2.5 million due to the effect of aluminum commodity prices, which resulted in lower throughput and lower volume.
Six Months Ended April 30, 2015 Compared to Six Months Ended April 30, 2014

	Six Months Ended April 30,
	2015	2014	Change $	Change %
	(Dollars in millions)
Net sales	$269.9	$261.6	$8.3	3%
Cost of sales (excluding depreciation and amortization)	216.6	204.8	11.8	6%
Selling, general and administrative	39.2	43.0	(3.8)	(9)%
Depreciation and amortization	16.0	17.0	(1.0)	(6)%
Asset impairment charges	—	0.5	(0.5)	(100)%
Operating loss	$(1.9)	$(3.7)	$1.8	49%
Interest expense	(0.3)	(0.3)	—	—%
Other, net	(0.3)	0.1	(0.4)	(400)%
Income tax benefit	1.7	0.7	1.0	143%
Loss from continuing operations	$(0.8)	$(3.2)	$2.4	75%
Income from discontinued operations, net of tax	—	19.4	(19.4)	(100)%
Net (loss) income	$(0.8)	$16.2	$(17.0)	(105)%
Net Sales. Net sales increased $8.3 million, or 3%, for the six months ended April 30, 2015 compared to the same period in 2014. The fenestration market grew throughout 2014 and continued to grow in 2015. The year-over-year growth in window shipments as derived from preliminary data provided by Ducker for the six months ended March 31, 2015 and 2014 was 6.8%, and, for the trailing twelve months then ended, 5.8%. By comparison, our sales growth was 4.3% and 3.6%, respectively, as adjusted for certain foreign and other results to be more comparable to Ducker. To some extent, the disparity between our growth rate and that of the broader market reflects timing of the recovery in the building products industry. For the first half of 2015, net sales increased $3.3 million as a result of favorable pricing and $7.0 million due to volume. Although we experienced a decrease in volume for one of our large customers, this has been more than offset by the Greenville acquisition volume and growth with other customers. These increases have been offset by a $3.5 million reduction associated with foreign exchange rate changes. The United States dollar has weakened during 2015 relative to the British pound and euro, which has resulted in a non-operational decrease in contribution from our foreign operations attributable to foreign exchange rate changes. The remainder of the overall sales increase was associated with sales mix. We expect our growth rates to continue to converge with the Ducker growth rates throughout 2015.
Cost of Sales. The increase in cost of sales of $11.8 million, or 6%, for the six months ended April 30, 2015 compared to the same period in 2014 exceeded a 3% increase in net sales for the respective periods. The increase in cost of sales is primarily due to increased activity levels. The results for 2014 benefited from a $2.8 million warranty reserve reversal with regard to certain spacer product for which claim activity had ceased. Excluding the impact of this item, cost of goods sold would have increased 4% year-over-year. To some extent, our labor and overhead efficiency decreased in 2015 relative to 2014, as we absorbed more cost in 2014 associated with the inventory build. By comparison, the seasonal build in 2015 has been at a slower pace, due to sufficient inventory on hand.
Selling, General and Administrative. Our selling, general and administrative expenses decreased by $3.8 million, or 9%, for the six months ended April 30, 2015 compared to the same period in 2014. This decrease is primarily due to lower headcount and workforce realignments during 2014, timing of incentive accruals based on operating results year-over-year, lower stock-based compensation costs associated with long-term incentives tied to the price of our common stock, favorable decline in other operating costs including bad debt expense and software costs. These decreases were partially offset by a slight increase in professional service fees and higher insurance costs.
Depreciation and Amortization. Depreciation and amortization expense decreased $1.0 million, or 6%, for the six months ended April 30, 2015 compared to the same period in 2014. The results for the first half of 2014 included $0.5 million associated with the run-off of depreciation associated with an ERP project that was ceased in August 2013 as well as the impact of other asset retirements. These decreases in expense year-over-year were partially offset by incremental depreciation and amortization expense associated with fixed and intangible assets placed into service during the trailing twelve months ended April 30, 2015, as well as the incremental effect of the assets purchased in conjunction with the Greenville acquisition in December 2013.
Asset Impairment Charges. We recorded an impairment loss of $0.5 million in April 2014 to reduce the value of a facility in Barbourville, Kentucky to market value as of April 30, 2014. This facility was subsequently sold in May 2014, resulting in an insignificant realized loss on the sale. No such impairment was incurred during the six months ended April 30, 2015.
Interest Expense. Interest expense was consistent at $0.3 million for the six-month periods ended April 30, 2015 and 2014.
Other, net. The increase in other net expense of $0.4 million for the six months ended April 30, 2015 compared to the same period in 2014 was due primarily to net foreign exchange transaction losses.
Income Taxes. We recorded an income tax benefit of $1.7 million for the six months ended April 30, 2015, an effective rate of 67.7%, which included a discrete benefit of $0.8 million associated with the reversal of a liability for tax benefit associated with an uncertain tax position which stems from the 2008 spin-off of Quanex from a predecessor company. Excluding this discrete item, the effective tax rate would have been a benefit of 35.5%. For the six months ended April 30, 2014, we recorded an income tax benefit of $0.7 million, an effective rate of 16.9%, which included a discrete expense item of $0.7 million associated with the incorporation of the U.K. subsidiary. Excluding this discrete item, the effective tax rate would have been a benefit of 33.6%. The remaining difference in the effective rates between these periods relates to the impact of the foreign tax rate differential and permanent items.
Income from Discontinued Operations, Net of Tax. We recorded a gain on the sale of Nichols of $24.6 million, net of tax of $15.1 million as of April 1, 2014. Excluding this gain, we would have recorded a loss from discontinued operations of $5.2 million due primarily to the effect of relatively higher aluminum commodity prices, which resulted in lower throughput and lower volume.

Liquidity and Capital Resources
Overview
Our principal sources of funds are cash on hand, cash flow from operations, and borrowings under our $150 million Senior Unsecured Revolving Credit Facility (the Credit Facility).  As of April 30, 2015, we had $60.0 million of cash and cash equivalents, $143.4 million of availability under the Credit Facility and outstanding debt of $0.6 million, of which no amounts were outstanding under our Credit Facility.
Cash and cash equivalents decreased by $60.4 million during the six months ended April 30, 2015 due primarily to the purchase of treasury shares, capital investments in our manufacturing facilities, dividends paid and on-going operational activities.
Analysis of Cash Flow
The following table summarizes our cash flow results for the six months ended April 30, 2015 and 2014:

	Six Months Ended
	April 30,
	2015	2014
	(In millions)
Cash flows provided by (used for) operating activities	$3.3	$(11.0)
Cash flows (used for) provided by investing activities	$(12.7)	$87.9
Cash flows (used for) provided by financing activities	$(51.4)	$0.4
Operating Activities. Cash provided by operating activities for the six-month period ended April 30, 2015 improved by approximately $14.3 million compared to the six-month period ended April 30, 2014. This is largely attributable to the Nichols business which was sold on April 1, 2014, which contributed a net loss of $5.1 million for the period November 1, 2013 through April 1, 2014, before the gain on the sale, for which there was no activity for the same period in 2015. We combine the Nichols discontinued operations with our continuing operations for cash flow presentation as permitted by U.S. GAAP. In addition, we used cash to invest in inventory in prior year to prepare for busy season, and to a lesser extent in 2015. Working capital was $139.8 million, $186.2 million and $185.3 million as of April 30, 2015, October 31, 2014 and April 30, 2014, respectively.
Investing Activities. Cash used for investing activities for the six months ended April 30, 2015 increased by approximately $100.6 million compared to the six-month period ended April 30, 2014. The primary driver of this difference was the receipt of $110.0 million of proceeds from the sale of Nichols on April 1, 2014, partially offset by a decrease in cash invested in capital expenditures of $5.2 million year-over-year, and cash used for acquisitions of $5.2 million for the Greenville purchase in 2014.
Financing Activities. Cash used for financing activities was $51.4 million for the six-month period ended April 30, 2015, of which $52.7 million was used to purchase treasury stock and $2.8 million was used to pay dividends. These purchases were partially offset by $4.2 million of proceeds received from stock option exercises. We used $0.4 million for financing activities for the six months ended April 30, 2014, of which $3.0 million was used to pay dividends, partially offset by proceeds of $2.9 million received from stock option exercises.
Liquidity Requirements
Our strategy for deploying cash is to invest in organic growth opportunities, develop our infrastructure and make strategic acquisitions. Other uses of cash include paying cash dividends to our shareholders and opportunistically repurchasing our common stock. Any excess cash and cash equivalents are invested in commercial paper with terms of three months or less. Our investments are diversified across multiple institutions that we believe are financially sound. We intend to remain in commercial paper, highly rated money market funds, financial institutions and treasuries following a prudent investment philosophy. From time to time, to prepare for potential disruption in the money markets, we may temporarily move funds into operating bank accounts of highly-rated financial institutions to meet on-going operational liquidity requirements. We did not experience any material losses on our cash and marketable securities investments during the six-month periods ended April 30, 2015 and 2014. We maintain cash balances in foreign countries which total $3.8 million as of April 30, 2015. We consider these funds to be permanently reinvested in these countries.
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
The Credit Facility requires us to comply with certain financial covenants, the terms of which are defined therein. Specifically, we must not permit, on a quarterly basis, our ratio of consolidated EBITDA to consolidated interest expense as defined (Minimum Interest Coverage Ratio), to fall below 3.00:1, or our ratio of consolidated funded debt to consolidated EBITDA as defined (Maximum Consolidated Leverage Ratio), to exceed 3.25:1. The Maximum Consolidated Leverage Ratio is the ratio of consolidated EBITDA to consolidated interest expense, in each case for the previous four consecutive fiscal quarters. EBITDA is defined by the indenture to include pro forma EBITDA of acquisitions and to exclude certain items such as goodwill and intangible asset impairments and certain other non-cash charges and non-recurring items. Subject to our compliance with the covenant requirements, the amount available under the Credit Facility is a function of: (1) our trailing twelve month EBITDA; (2) the Minimum Interest Coverage Ratio and Maximum Consolidated Leverage Ratio allowed under the Credit Facility; and (3) the aggregate amount of our outstanding debt and letters of credit. As of April 30, 2015, we were in compliance with the financial covenants set forth in the Credit Facility, as indicated in the table below:

	Required		Actual
Minimum Interest Coverage Ratio	No less than	3.00:1	87.95:1
Maximum Consolidated Leverage Ratio	No greater than	3.25:1	0.14:1
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
As of April 30, 2015, the amount available to us for use under the Credit Facility was limited to $143.4 million and we had outstanding letters of credit of $5.9 million. For the six-month period ended April 30, 2015, we did not borrow any amount under the Credit Facility, and thus had no outstanding borrowings at April 30, 2015. Our current borrowing rate under the Credit Facility was 3.25% and 1.20% for the swing-line sub facility and the revolver, respectively, at April 30, 2015.
Repurchases of Outstanding Securities
On September 5, 2014, our Board cancelled our existing stock repurchase program and approved a new stock repurchase program authorizing us to use up to $75.0 million to repurchase shares of our common stock. These purchases were made in open market transactions or privately negotiated transactions in compliance with the Securities and Exchange Commission rule 10b5-1, subject to market conditions, applicable legal requirements and other relevant factors. Upon completion of the stock repurchase program during February 2015, our cumulative purchases pursuant to this plan were 3,992,229 shares totaling $75.0 million, an average price of $18.77 per share.
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
For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended October 31, 2014. Our critical accounting policies and estimates have not changed materially during the six months ended April 30, 2015, except with regard to our critical accounting policy associated with income taxes pertaining to the reassessment of the liability for tax benefit associated with an uncertain tax position stemming from the 2008 spin-off of Quanex from its predecessor company. See a description in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements, Note 8, "Income Taxes", contained elsewhere herein.
New Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that we adopt as of the specified effective date. Unless otherwise discussed, we believe the impact of any other recently issued standards that are not yet effective are either not applicable to us at this time or will not have a material impact on our consolidated financial statements upon adoption. See Note 15, "New Accounting Pronouncements", contained elsewhere herein.
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
Interest Rate Risk
Our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Based upon the balances of the variable rate debt at April 30, 2015, a hypothetical 1.0% increase or decrease in interest rates would result in a $0.01 million additional pretax charge or credit to our operating results.
Foreign Currency Rate Risk
Our international operations have exposure to foreign currency rate risks, primarily due to fluctuations in the Euro, the British Pound and the Canadian dollar. From time to time, we enter into foreign exchange contracts associated with our operations to manage a portion of the foreign currency rate risk.
The notional and fair market values of these positions at April 30, 2015 and October 31, 2014, were as follows:

		Notional as indicated		Fair Value in $
		April 30, 2015	October 31, 2014	April 30, 2015	October 31, 2014
Foreign currency derivatives:		(In thousands)
Sell EUR, buy USD	EUR	7,555	$4,907	$289	$68
Sell CAD, buy USD	CAD	296	331	2	1
Sell GBP, buy USD	GBP	267	—	6	—
Buy EUR, sell GBP	EUR	97	—	(2)	—
Buy USD, sell EUR	USD	23	—	1	—
Buy GBP, sell EUR	GBP	5	—	—	—
At April 30, 2015 and October 31, 2014, we held foreign currency derivative contracts hedging cross-border intercompany and commercial activity for our insulating glass spacer business. Although these derivatives hedge our exposure to fluctuations in foreign currency rates, we do not apply hedge accounting and therefore, the change in the fair value of these foreign currency derivatives is recorded directly to other income and expense in the accompanying consolidated statements of income (loss). To the extent the gain or loss on the derivative instrument offsets the gain or loss from the remeasurement of the underlying foreign currency balance, changes in exchange rates should have no effect. See Note 10, "Derivative Instruments", contained elsewhere herein.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (1934 Act) as of April 30, 2015. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2015, the disclosure controls and procedures are effective.
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
On September 5, 2014, our Board of Directors approved a stock repurchase program authorizing us to use up to $75.0 million to repurchase shares of our common stock. For the period from September 5, 2014 through October 31, 2014, we purchased 1,316,326 shares at a cost of $24.2 million under this program. During the six months ended April 30, 2015, we purchased an additional 2,675,903 shares at a cost of $50.8 million. From inception of the program, we purchased 3,992,229 shares at a cost of $75.0 million. This program is now closed and no additional purchases are being made thereunder.
Set forth below is a table summarizing the program and the repurchase of shares during the quarter ended April 30, 2015.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum US Dollars Remaining that May Yet Be Used to Purchase Shares Under the Plans or Programs
February 1, 2015 through February 28, 2015	378,742	$19.42	378,742	—
March 1, 2015 through March 31, 2015	—	—	—	—
April 1, 2015 through April 30, 2015	—	—	—	—
Total	378,742	$19.42	378,742

Item 6. Exhibits
The exhibits required to be furnished pursuant to Item 6 are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANEX BUILDING PRODUCTS CORPORATION

Date:	June 3, 2015	/s/ Brent L. Korb
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

4.2
Credit Agreement dated as of January 28, 2013, among the Company; certain of its subsidiaries as guarantors; Wells Fargo Bank, National Association, as administrative agent; Wells Fargo Securities, LLC, as lead arranger and syndication agent; and the lenders parties thereto, filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913) as filed with the Securities and Exchange Commission on January 30, 2013, and incorporated herein by reference.

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