Form 10-Q
period 2015-07-31
Quanex Building Products CORP
filed 2015-09-09
CIK 1423221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________
FORM 10-Q
 ________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2015
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 3, 2015
Common Stock, par value $0.01 per share	33,916,727

QUANEX BUILDING PRODUCTS CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 31, 2015	October 31, 2014
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$27,011	$120,384
Accounts receivable, net of allowance for doubtful accounts of $789 and $698	62,523	55,193
Inventories, net (Note 3)	72,948	57,358
Deferred income taxes (Note 8)	18,508	21,442
Prepaid and other current assets	8,576	6,052
Total current assets	189,566	260,429
Property, plant and equipment, net of accumulated depreciation of $214,585 and $200,414	140,549	109,487
Deferred income taxes (Note 8)	—	1,545
Goodwill (Note 4)	130,861	70,546
Intangible assets, net (Note 4)	124,502	70,150
Other assets	7,302	4,956
Total assets	$592,780	$517,113
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$45,712	$41,488
Accrued liabilities	32,250	32,482
Income taxes payable (Note 8)	150	107
Current maturities of long-term debt (Note 5)	9,468	199
Total current liabilities	87,580	74,276
Long-term debt (Note 5)	82,575	586
Deferred income taxes (Note 8)	6,605	—
Deferred pension and postretirement benefits (Note 6)	6,621	4,818
Liability for uncertain tax positions (Note 8)	548	4,626
Other liabilities	21,811	11,887
Total liabilities	205,740	96,193
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, no par value, shares authorized 1,000,000; issued and outstanding - none	—	—
Common stock, $0.01 par value, shares authorized 125,000,000; issued 37,609,563 and 37,632,032, respectively; outstanding 33,916,727 and 36,214,332, respectively	376	376
Additional paid-in-capital	250,229	249,600
Retained earnings	213,571	202,319
Accumulated other comprehensive loss	(8,175)	(5,708)
Less: Treasury stock at cost, 3,692,836 and 1,417,700 shares, respectively	(68,961)	(25,667)
Total stockholders’ equity	387,040	420,920
Total liabilities and stockholders' equity	$592,780	$517,113
The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2015	2014	2015	2014
	(In thousands, except per share amounts)
Net sales	$180,206	$169,981	$450,069	$431,568
Cost and expenses:
Cost of sales (excluding depreciation and amortization)	136,853	130,706	353,469	335,544
Selling, general and administrative	25,023	18,097	64,157	60,992
Depreciation and amortization	8,502	8,512	24,541	25,550
Asset impairment charges	—	—	—	505
Operating income	9,828	12,666	7,902	8,977
Non-operating income (expense):
Interest expense	(338)	(135)	(624)	(419)
Other, net	566	(8)	300	66
Income from continuing operations before income taxes	10,056	12,523	7,578	8,624
Income tax expense	(3,585)	(3,956)	(1,907)	(3,298)
Income from continuing operations	6,471	8,567	5,671	5,326
Income (loss) from discontinued operations, net of tax of $284, ($3), $299 and $11,899, respectively	456	(520)	479	18,952
Net income	$6,927	$8,047	$6,150	$24,278

Basic income (loss) per common share:
From continuing operations	$0.20	$0.23	$0.17	$0.14
From discontinued operations	0.01	(0.01)	0.01	0.51
Income per share, basic	$0.21	$0.22	$0.18	$0.65

Diluted income (loss) per common share:
From continuing operations	$0.19	$0.23	$0.17	$0.14
From discontinued operations	0.01	(0.02)	0.01	0.50
Income per share, diluted	$0.20	$0.21	$0.18	$0.64

Weighted-average common shares outstanding:
Basic	33,618	37,296	34,111	37,171
Diluted	34,142	37,823	34,626	37,756

Cash dividends per share	$0.04	$0.04	$0.12	$0.12

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2015	2014	2015	2014
	(In thousands)
Net income	$6,927	$8,047	$6,150	$24,278
Other comprehensive income (loss):
Foreign currency translation adjustments gain (loss) (pretax)	35	(974)	(2,537)	308
Foreign currency translation adjustments tax benefit	—	—	—	14
Change in pension from net unamortized gain adjustment (pretax)	—	—	—	122
Change in pension from net unamortized gain tax benefit	—	—	70	—
Other comprehensive income (loss), net of tax	35	(974)	(2,467)	444
Comprehensive income	$6,962	$7,073	$3,683	$24,722

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Nine Months Ended
	July 31,
	2015	2014
	(In thousands)
Operating activities:
Net income	$6,150	$24,278
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	24,541	28,590
Stock-based compensation	3,391	2,835
Deferred income tax provision	1,576	11,036
Excess tax benefit from share-based compensation	(60)	(643)
Asset impairment charges	—	1,007
Gain on sale of discontinued operations	—	(39,122)
Gain on involuntary conversion	(1,263)	—
Other, net	655	1,723
Changes in assets and liabilities, net of effects from acquisitions:
Decrease in accounts receivable	4,328	162
Increase in inventory	(51)	(23,232)
Increase in other current assets	(1,568)	(999)
(Decrease) increase in accounts payable	(5,236)	17,435
Decrease in accrued liabilities	(5,606)	(12,111)
(Decrease) increase in income taxes payable	(817)	1,998
Increase in deferred pension and postretirement benefits	1,873	1,008
Decrease in other long-term liabilities	(162)	(1,719)
Other, net	(202)	(2,492)
Cash provided by operating activities	27,549	9,754
Investing activities:
Net proceeds from sale of discontinued operations	—	107,431
Acquisitions, net of cash acquired	(131,689)	(5,161)
Capital expenditures	(21,918)	(29,026)
Proceeds from property insurance claim	1,263	1,400
Proceeds from disposition of capital assets	207	807
Cash (used for) provided by investing activities	(152,137)	75,451
Financing activities:
Borrowings under credit facility	92,000	—
Repayments of credit facility borrowings	(8,000)	—
Repayments of other long-term debt	(411)	(160)
Common stock dividends paid	(4,158)	(4,491)
Issuance of common stock	4,309	3,219
Excess tax benefit from share-based compensation	60	643
Purchase of treasury stock	(52,719)	—
Other	—	98
Cash provided by (used for) financing activities	31,081	(691)
Effect of exchange rate changes on cash and cash equivalents	134	(18)
(Decrease) increase in cash and cash equivalents	(93,373)	84,496
Cash and cash equivalents at beginning of period	120,384	49,734
Cash and cash equivalents at end of period	$27,011	$134,230
The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

Nine Months Ended July 31, 2015	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	(In thousands, no per share amounts shown except in verbiage)
Balance at October 31, 2014	$376	$249,600	$202,319	$(5,708)	$(25,667)	$420,920
Net income	—	—	6,150	—	—	6,150
Foreign currency translation adjustment	—	—	—	(2,537)	—	(2,537)
Common dividends ($0.12 per share)	—	—	(4,158)	—	—	(4,158)
Purchase of treasury stock	—	—	—	—	(50,761)	(50,761)
Stock-based compensation activity:
Expense related to stock-based compensation	—	3,391	—	—	—	3,391
Stock options exercised	—	(246)	(701)	—	5,256	4,309
Tax benefit from share-based compensation	—	(152)	—	—	—	(152)
Restricted stock awards granted	—	(2,211)	—	—	2,211	—
Recognition of unrecognized tax benefit (Note 8)	—	—	10,003	—	—	10,003
Other	—	(153)	(42)	70	—	(125)
Balance at July 31, 2015	$376	$250,229	$213,571	$(8,175)	$(68,961)	$387,040

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations and Basis of Presentation
Quanex Building Products Corporation manufactures components primarily for the window and door (fenestration) industry, which include (1) energy-efficient flexible insulating glass spacers, (2) extruded vinyl profiles, (3) window and door screens, and (4) precision-formed metal and wood products for original equipment manufacturers (OEMs), as well as certain non-fenestration components and products, which include solar panel sealants, wood flooring, trim moldings, plastic decking, fencing, water retention barriers, hardware, and conservatory roof components. Quanex Building Products Corporation serves a primary customer base in North America and also serves customers in international markets through operating plants in the United Kingdom and Germany, as well as through sales and marketing efforts in other countries.
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
(Aleris), a privately held Delaware corporation which provides aluminum rolled products and extrusions, aluminum recycling and specification aluminum alloy production. We received net proceeds of $107.4 million, which includes a net working capital adjustment of $2.6 million that we paid in June 2014, resulting in a net gain on the transaction of $24.1 million, net of related taxes of $15.1 million.
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
We have historically purchased rolled aluminum product from Nichols. We expect to continue to purchase aluminum from Nichols in the normal course of business. We considered whether these aluminum purchases and the services provided under a transition services agreement for the period from April 1, 2014 to May 31, 2014 constituted significant continuing involvement with Nichols. Since these purchases were in the normal course of business and the services provided were for a relatively short period and are customary for similar transactions, we determined that this involvement was not deemed significant and did not preclude accounting for the transaction as a discontinued operation. Our purchases of aluminum product from Nichols for the

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

three- and nine-month periods ended July 31, 2015 and 2014 were $2.0 million and $8.2 million, respectively, and $4.5 million and $11.3 million, respectively.
In November 2013, Nichols experienced a fire at its Decatur, Alabama facility, which damaged a cold mill used to roll aluminum sheet to a desired thickness. The loss was insured, subject to a $0.5 million deductible. We capitalized $6.5 million to rebuild the asset, which was returned to service as of March 31, 2014. We incurred costs of $2.3 million associated with this loss, including an impairment of $0.5 million related to retirement of the asset, moving costs, outside service costs, clean-up and the deductible. We received insurance proceeds of $6.1 million, resulting in a recognized gain on involuntary conversion of $3.7 million.
Income from discontinued operations for the nine months ended July 31, 2015 reflects the receipt of insurance proceeds of $1.3 million, less approximately $0.5 million associated with a health insurance claim amount reimbursable to the stop-loss insurance provider.

The following table summarizes the operating results for Nichols, which was sold on April 1, 2014, included in the three- and nine-month periods ended July 31, 2014:

	Three Months Ended	Nine Months Ended
	July 31, 2014
	(In thousands, except per share amounts)
Net sales	$—	$142,797
Operating loss	—	(9,182)
Loss before income taxes and gain on sale	—	(8,271)
Income tax benefit	—	3,163
(Loss) gain on sale, net of tax of ($3) and $15,062, respectively	(520)	24,060
Net (loss) income	$(520)	$18,952
Basic (loss) income per common share	$(0.01)	$0.51
Diluted (loss) income per common share	$(0.02)	$0.50
Product Sales
We produce a wide variety of products that are used in the fenestration industry, including: window and door systems design, engineering and fabrication; accessory trim profiles with real wood veneers and wood grain laminate finishes; window spacer systems; extruded vinyl products; metal fabrication; and astragals, thresholds and screens. In addition, we produce certain non-fenestration products, including: flooring and trim moldings, solar edge tape, plastic decking, fencing, water retention barriers, conservatory roof components, and other products. Historically, we have presented product sales information at the reportable segment level, and we attribute our net sales based on the location of the customer. We have five operating segments that are aggregated into one reportable segment, which includes this breadth of product offerings across the fenestration and non-fenestration spectrum, but for which there are common economic and other characteristics that meet the criteria for aggregation. Of the five operating segments, one was acquired on June 15, 2015 (see Note 2, "Acquisitions"). This operating segment is domiciled in the United Kingdom and predominantly services a customer base of smaller window producers in the United Kingdom. We are currently evaluating our reportable segment presentation to ensure that this operating segment meets the criteria for aggregation with the other four operating segments.
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
The following table summarizes our product sales for the three- and nine-month periods ended July 31, 2015 and 2014 into general groupings to provide additional information to our shareholders.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2015	2014	2015	2014
Product Group:	(In thousands)
United States - fenestration	$129,245	$130,531	$332,163	$326,455
International - fenestration	35,770	26,539	73,759	69,921
United States - non-fenestration	9,977	9,334	30,985	25,705
International - non-fenestration	5,214	3,577	13,162	9,487
Net sales	$180,206	$169,981	$450,069	$431,568

2. Acquisitions
HLP
On June 15, 2015, we acquired the outstanding ownership shares of Flamstead Holdings Limited, an extruder of vinyl linear products and manufacturer of other plastic products incorporated and registered in England and Wales, for $131.7 million in cash, net of cash acquired, debt assumed of $7.7 million and contingent consideration of $10.3 million, resulting in preliminary goodwill on the transaction of approximately $61.9 million. Following a pre-sale reorganization and purchase, Flamstead Holdings Limited owned 100% of the ownership shares of the following subsidiaries: HL Plastics Limited, Vintage Windows Limited, Wegoma Machinery Sales Limited, and Liniar Limited (collectively referred to as “HLP”), and each registered in England and Wales. The agreement contains an earn-out provision which is calculated as a percentage of earnings before interest, tax and depreciation and amortization for a specified period, as defined in the purchase agreement. Pursuant to this earn-out provision, the former owner can select a base year upon which to calculate the earn-out (one of the next three succeeding twelve-month periods ended July 31). For purposes of the preliminary purchase price allocation, the earn-out has been calculated using a probability weighting and has been adjusted for the time-value of money, with greater weight given to the third (and final) twelve-month period (when the earnings before interest tax depreciation and amortization is expected to be greatest).
We believe the acquisition of HLP: (1) expands our international presence in the global fenestration business, particularly in the United Kingdom housing market; (2) expands our vinyl extrusion product offerings, including house systems, supplemented with the brand recognition related to Liniar; (3) provides synergies and an opportunity to sell complementary products, while adding new product offerings such as water retention barriers and conservatory roofing products; and (4) aligns well with our strategy to be the preferred supplier of quality products to our customers, while maintaining safe, efficient manufacturing facilities.
The preliminary purchase price has been allocated to the fair value of the assets acquired and liabilities assumed, as indicated in the table below. Although we believe our estimates of the fair value of the assets and liabilities acquired are accurate, these estimates are subject to change and may result in an increase or decrease in goodwill, particularly with regard to third-party valuations, during the measurement period. This measurement period may extend up to one year from the acquisition date. Changes in the contingent consideration due to the passage of time and potential differences between projected and actual operating results for HLP for the earn-out period will be recorded as period costs as incurred.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of Date of Opening Balance Sheet
(In thousands)
Net assets acquired:
Accounts receivable	$12,104
Inventory	15,885
Prepaid and other assets	722
Property, plant and equipment	27,707
Goodwill	61,899
Intangible assets	61,100
Other non-current assets	1,680
Accounts payable	(9,375)
Income taxes payable	(948)
Accrued expenses	(6,616)
Deferred tax liabilities	(14,477)
Net assets acquired	$149,681
Consideration:
Cash, net of cash and cash equivalents acquired	$131,689
Debt assumed in acquisition (capital leases)	7,673
Contingent consideration (earn-out)	10,319
$149,681

We used recognized valuation techniques to determine the fair value of the assets and liabilities, including the income approach for customer relationships and trade names, and the cost approach to value patents, with a discount rate that reflects the risk of the expected future cash flows. The goodwill balance is not deductible for tax purposes.
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
Pro Forma Results
We calculated the pro forma impact of the acquisition of HLP on our operating results for the three and nine months ended July 31, 2015. The following pro forma results give effect to this acquisition, assuming this transaction occurred on November 1 of the respective period.

	Pro Forma Results
	For the Three Months Ended		For the Nine Months Ended
	July 31, 2015	July 31, 2014	July 31, 2015	July 31, 2014
	(In thousands)
Net sales	$191,910	$194,008	$509,002	$503,648
Income from continuing operations	$7,680	$10,999	$11,724	$12,621
Net income	$8,136	$10,479	$12,203	$31,573
Basic earnings per share	$0.23	$0.33	$0.35	$0.38
Diluted earnings per share	$0.23	$0.33	$0.35	$0.38
We derived the pro forma results of the acquisition of HLP based upon historical financial information obtained from the sellers and certain management assumptions. Our pro forma adjustments relate to incremental amortization associated with intangible assets and interest expense associated with borrowings to effect the transaction, assuming a November 1, 2014 effective date. In addition, we calculated the tax impact of these adjustments at a 20% statutory rate in the United Kingdom, as applicable, and a 35% statutory rate in the United States with regard to interest on pro forma borrowings.
These pro forma results do not purport to be indicative of the results that would have been obtained had the acquisition of HLP been completed on November 1 of the respective period, or that they may be obtained in the future.
Pro forma results of operations were omitted for the Greenville acquisition because this acquisition was not deemed to be material to our results of operations for the three or nine months ended July 31, 2014.

3. Inventories
Inventories consisted of the following at July 31, 2015 and October 31, 2014:

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	July 31, 2015	October 31, 2014
	(In thousands)
Raw materials	$41,945	$36,751
Finished goods and work in process	37,342	25,558
Supplies and other	1,094	806
Total	80,381	63,115
Less: Inventory reserves	7,433	5,757
Inventories, net	$72,948	$57,358
Fixed costs related to excess manufacturing capacity, if any, have been expensed in the period they were incurred and, therefore, are not capitalized into inventory.
Our inventories at July 31, 2015 and October 31, 2014 were valued using the following costing methods:

	July 31, 2015	October 31, 2014
	(In thousands)
LIFO	$5,211	$5,122
FIFO	67,737	52,236
Total	$72,948	$57,358
During interim periods, we estimate a LIFO reserve based on our expectations of year-end inventory levels and costs. If our calculations indicate that an adjustment at year-end will be required, we may record a proportionate share of this amount during the period. At year-end, we calculate the actual LIFO reserve and record an adjustment for the difference between the annual calculation and any estimates recognized during the interim periods.  Because the interim projections are subject to many factors beyond our control, the results could differ significantly from the year-end LIFO calculation. We recorded no interim LIFO reserve adjustment for the three- and nine-month periods ended July 31, 2015 and 2014.
For inventories valued under the LIFO method, replacement cost exceeded the LIFO value by approximately $1.4 million at July 31, 2015 and October 31, 2014.
4. Goodwill and Intangible Assets
Goodwill
The change in the carrying amount of goodwill for the nine months ended July 31, 2015 was as follows:

Nine Months Ended
July 31, 2015
(In thousands)
Beginning balance as of November 1, 2014	70,546
HLP acquisition	61,899
Foreign currency translation adjustment	(1,584)
Balance as of the end of the period	$130,861
During the fourth quarter of 2014, we evaluated our goodwill balances for indicators of impairment and performed our annual goodwill impairment test to determine the recoverability of these assets. Three of our reporting units had goodwill at October 31, 2014 which totaled $55.2 million, $12.6 million and $2.8 million. We determined that our goodwill was not impaired and there have been no triggering events to indicate impairment during the nine months ended July 31, 2015, so no additional testing was deemed necessary.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Identifiable Intangible Assets
Amortizable intangible assets consisted of the following as of July 31, 2015 and October 31, 2014:

	July 31, 2015		October 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Customer relationships	$99,164	$22,918	$53,083	$19,700
Trademarks and trade names	59,034	22,463	44,722	20,343
Patents and other technology	25,887	14,690	25,244	13,228
Other	1,718	1,230	1,392	1,020
Total	$185,803	$61,301	$124,441	$54,291

We do not estimate a residual value associated with these intangible assets. Included in net intangible assets as of July 31, 2015 were customer relationships of $45.9 million, trade names of $14.2 million, and patents and other of $1.0 million related to the HLP acquisition, with original estimated useful lives of 20 years, 15 years, and approximately 13 years, respectively. These intangible assets will be amortized on a straight-line basis. While we believe the third-party valuations related to the HLP acquisition to be accurate, the purchase price allocation is preliminary, and therefore may be subject to change during the associated 12-month measurement period. See Note 2, "Acquisitions", included herewith.
For the three- and nine-month periods ended July 31, 2015 and 2014, we had aggregate amortization expense of $2.2 million and $6.7 million, respectively, and $2.3 million and $6.9 million, respectively.
Estimated remaining amortization expense, assuming current intangible balances and no new acquisitions, for each of the fiscal years ending October 31, is as follows (in thousands):

Estimated Amortization Expense
2015 (remaining three months)	$3,044
2016	11,990
2017	11,897
2018	11,650
2019	10,861
Thereafter	75,060
Total	$124,502

5. Debt and Capital Lease Obligations
Debt consisted of the following at July 31, 2015 and October 31, 2014:

	July 31, 2015	October 31, 2014
	(In thousands)
Revolving Credit Facility	$84,000	$—
City of Richmond, Kentucky Industrial Building Revenue Bonds	500	600
Capital lease obligations	7,543	185
Total debt	92,043	785
Less: Current maturities of long-term debt	9,468	199
Long-term debt	$82,575	$586
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
The Credit Facility requires us to comply with certain financial covenants, the terms of which are defined therein. Specifically, we must not permit, on a quarterly basis, our ratio of consolidated EBITDA to consolidated interest expense as defined (Minimum Interest Coverage Ratio), to fall below 3.00:1 or our ratio of consolidated funded debt to consolidated EBITDA, as defined (Maximum Consolidated Leverage Ratio), to exceed 3.25:1. The Maximum Consolidated Leverage Ratio is the ratio of consolidated EBITDA to consolidated interest expense, in each case for the previous four consecutive fiscal quarters. EBITDA is defined by the indenture to include pro forma EBITDA of acquisitions and to exclude certain items such as goodwill and intangible asset impairments and certain other non-cash charges and non-recurring items. Subject to our compliance with the covenant requirements, the amount available under the Credit Facility is a function of: (1) our trailing twelve-month EBITDA; (2) the Minimum Interest Coverage Ratio and Maximum Consolidated Leverage Ratio allowed under the Credit Facility; and (3) the aggregate amount of our outstanding debt and letters of credit. As of July 31, 2015, we were in compliance with the financial covenants set forth in the Credit Facility.
Effective June 15, 2015, in conjunction with the acquisition of HLP, we borrowed $92.0 million, at a weighted average borrowing rate of 1.19%, under the Credit Facility and subsequently repaid $8.0 million prior to July 31, 2015. As of July 31, 2015, we had outstanding revolver borrowings of $84.0 million, outstanding letters of credit of $5.9 million, and the remaining amount available to us for use under the Credit Facility was $52.0 million. Our current borrowing rates under the Credit Facility were 3.25% and 1.19% for the swing-line sub facility and the revolver, respectively, at July 31, 2015. As of October 31, 2014, the amount available to us for use under the Credit Facility was $140.7 million and we had outstanding letters of credit of $6.1 million. Our borrowing rates under the Credit Facility were 3.25% and 1.20% for the swing-line sub facility and the revolver, respectively, at October 31, 2014.
We maintain certain capital lease obligations related to equipment purchases. In conjunction with the acquisition of HLP, we assumed additional capital lease obligations of approximately $7.7 million. These capital lease obligations relate to equipment purchases and accrue interest at an average rate of 6%, and extend through the year 2020. As of July 31, 2015, our obligations under the HLP capital leases total $7.4 million, of which $2.3 million is classified as the current portion of long-term debt and $5.1 million is classified as long-term debt on the accompanying unaudited condensed consolidated balance sheet.

6. Retirement Plans
Pension Plan
Our non-contributory, single employer defined benefit pension plan covers a majority of our employees in the United States. Employees of acquired companies may be covered after a transitional period. The net periodic pension cost for this plan for the three- and nine-month periods ended July 31, 2015 and 2014 was as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2015	2014	2015	2014
	(In thousands)
Service cost	$802	$828	$2,486	$2,485
Interest cost	257	266	768	797
Expected return on plan assets	(443)	(431)	(1,347)	(1,292)
Amortization of net loss	40	—	118	—
Net periodic benefit cost	$656	$663	$2,025	$1,990
During 2014, we contributed approximately $4.1 million to fund our plan, and we expect to make a contribution to our plan in September 2015 of approximately $2.8 million.
Other Plans

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

We also have a supplemental benefit plan covering certain executive officers and a non-qualified deferred compensation plan covering members of the Board of Directors and certain key employees. As of July 31, 2015 and October 31, 2014, our liability under the supplemental benefit plan was approximately $1.8 million and $1.9 million, respectively, and under the deferred compensation plan was approximately $3.4 million for both periods. In January 2014, we paid $3.3 million related to the deferred compensation plan as a result of the separation of our former chief executive officer in July 2013. We record the current portion of liabilities under these plans under the caption "Accrued Liabilities," and the long-term portion under the caption "Other Liabilities" in the accompanying balance sheets.
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
A reconciliation of the activity related to our accrued warranty, including both the current and long-term portions (reported in accrued liabilities and other liabilities, respectively, on the accompanying condensed consolidated balance sheet) follows:

Nine Months Ended
July 31, 2015
(In thousands)
Beginning balance as of November 1, 2014	$671
Provision for warranty expense	189
Change in accrual for preexisting warranties	317
Warranty costs paid	(524)
Total accrued warranty as of the end of the period	$653
Less: Current portion of accrued warranty	358
Long-term portion of accrued warranty	$295
During the nine months ended July 31, 2015, a specific claim reserve related to our vinyl extrusion products stemming from a change in formulation, which was recorded during the year ended 2014, was paid.
8. Income Taxes
To determine our income tax expense for interim periods, consistent with accounting standards, we apply the estimated annual effective income tax rate to year-to-date results. Our estimated annual effective tax rates from continuing operations for the nine months ended July 31, 2015 and 2014 were 25.2% and 38.2%, respectively. The decrease in the 2015 effective tax rate is attributable to a discrete benefit item resulting from the reassessment of our uncertain tax position related to the 2008 spin-off of Quanex from a predecessor company in January 2015. Excluding this item, the effective tax rate was 35.7%. The 2014 effective rate was impacted by a change in the tax status of our facility in the United Kingdom (UK). On November 1, 2013, the assets of our UK branch were contributed to a newly formed wholly-owned UK subsidiary. This change resulted in a taxable charge that was booked as a discrete item in the first quarter of 2014. Excluding this discrete item, the 2014 effective tax rate was 30.7%.
The acquisition of Flamstead Holdings, Ltd in June 2015 established a noncurrent deferred tax liability of $13.2 million reflecting the book to tax basis difference in intangibles, fixed assets and inventory at the current UK tax rate of 20%.
As of July 31, 2015, our unrecognized tax benefit (UTB) relates to certain state tax items regarding the interpretation of tax laws and regulations. The total UTB at October 31, 2014 included the UTB associated with the 2008 spin-off and totaled $11.4 million. Of this amount, $4.6 million was recorded as a liability for uncertain tax positions and $6.8 million was recorded as deferred income taxes (non-current assets) on the accompanying condensed consolidated balance sheet. In January 2015, we reassessed our unrecognized tax benefit related to the 2008 spin-off of Quanex from a predecessor company and recognized the full benefit of the tax positions taken. This reduced the liability for uncertain tax positions by $4.0 million and increased deferred

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

income taxes (non-current assets) by $6.8 million and resulted in a non-cash increase in retained earnings of $10.0 million, with an increase in income tax benefit of $0.8 million. At July 31, 2015, $0.5 million is recorded as a liability for uncertain tax positions. The disallowance of the UTB would not materially affect the annual effective tax rate.
We evaluate the likelihood of realization of our deferred tax assets by considering both positive and negative evidence. We believe there is no need for a valuation allowance of the federal net operating losses. We will continue to evaluate our position throughout the year. We maintain a valuation allowance for certain state net operating losses which totaled $1.2 million at July 31, 2015.
Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. The final outcome of the future tax consequences of legal proceedings, if any, as well as the outcome of competent authority proceedings, changes in regulatory tax laws, or interpretation of those tax laws could impact our financial statements. We are subject to the effect of these matters occurring in various jurisdictions. We do not believe any of the UTB at July 31, 2015 will be recognized within the next twelve months.
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
Spacer Migration
We were notified by certain customers through our German operation that the vapor barrier employed on certain spacer products manufactured prior to March 2014 may permit spacer migration in certain extreme circumstances. This product does not have a specific customer warranty, but we have received claims from customers related to this issue, which we continue to investigate. We incurred expense of $1.8 million during 2014 associated with this issue, including an accrual of $1.2 million at October 31, 2014 for any asserted claim that we deem to be reasonably possible and estimable. The balance of this accrual at July 31, 2015 was $1.0 million, reflecting net claim payments of $0.5 million, additional claims received of approximately $0.4 million, and a translation adjustment of approximately $0.1 million. We cannot estimate any future liability with regard to unasserted claims. However, we have received new claims during 2015 which we continue to investigate. We evaluate this reserve at each balance sheet date. We will investigate any future claims, but we are not obligated to honor any future claims.
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
We have not designated any of our derivative contracts as hedges for accounting purposes in accordance with the provisions under the Accounting Standards Codification topic 815 "Derivatives and Hedging" (ASC 815). Therefore, changes in the fair value of these contracts and the realized gains and losses are recorded in the condensed consolidated statements of income (loss) for the three- and nine-month periods ended July 31, 2015 and 2014 as follows (in thousands):

		Three Months Ended		Nine Months Ended
		July 31,		July 31,
Location of Gain:		2015	2014	2015	2014
Other, net	Foreign currency derivatives	$151	$198	$764	$104
We have chosen not to offset any of our derivative instruments in accordance with the provisions of ASC 815. Therefore, the assets and liabilities are presented on a gross basis on our accompanying condensed consolidated balance sheets.
The fair values of our outstanding derivative contracts as of July 31, 2015 and October 31, 2014 were as follows (in thousands):

	July 31, 2015	October 31, 2014
Prepaid and other current assets:
Foreign currency derivatives	$70	$69
Accrued liabilities:
Foreign currency derivatives	$(5)	$—
The following table summarizes the notional amounts and fair value of outstanding derivative contracts at July 31, 2015 and October 31, 2014 (in thousands):

		Notional as indicated		Fair Value in $
		July 31, 2015	October 31, 2014	July 31, 2015	October 31, 2014
Foreign currency derivatives:
Sell EUR, buy USD	EUR	8,140	$4,907	$69	$68
Sell CAD, buy USD	CAD	386	331	(1)	1
Sell GBP, buy EUR	GBP	215	—	(4)	—
Sell GBP, buy USD	GBP	155	—	1	—
Buy EUR, sell GBP	EUR	24	—	—	—
Buy USD, sell EUR	USD	11	—	—	—
Buy GBP, sell EUR	GBP	2	—	—	—
For the classification in the fair value hierarchy, see Note 11, "Fair Value Measurement of Assets and Liabilities", included herewith.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

•	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.
The following table summarizes the assets and liabilities measured on a recurring basis based on the fair value hierarchy (in thousands):

	July 31, 2015				October 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Short-term investments	$—	$—	$—	$—	$69,975	$—	$—	$69,975
Foreign currency derivatives	—	70	—	70	—	69	—	69
Total assets	$—	$70	$—	$70	$69,975	$69	$—	$70,044

Liabilities
Foreign currency derivatives	$—	$5	$—	$5	$—	$—	$—	$—
Total liabilities	$—	$5	$—	$5	$—	$—	$—	$—
We held short-term investments (with an original maturity of three months or less) in commercial paper at October 31, 2014. We have included these investments as cash and cash equivalents in the accompanying condensed consolidated balance sheets. These investments were measured at fair value based on active market quotations and are therefore classified as Level 1. All of our derivative contracts are valued using quoted market prices from brokers or exchanges and are classified within Level 2 of the fair value hierarchy. We liquidated our short-term investments as of June 2015 and used the proceeds, along with borrowings under our revolving credit facility, to acquire HLP (see Note 2, "Acquisitions").
We had approximately $2.4 million of certain property, plant and equipment that was recorded at fair value on a non-recurring basis and classified as Level 3 as of July 31, 2015 and October 31, 2014. The fair value was based on broker opinions.
Carrying amounts reported on the balance sheet for cash, cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. Our outstanding debt is variable rate debt that re-prices frequently, thereby limiting our exposure to significant change in interest rate risk. As a result, the fair value of our debt instruments approximates carrying value at July 31, 2015 and October 31, 2014 (Level 3 measurement).
12. Stock-Based Compensation
We have established and maintain an Omnibus Incentive Plan (2008 Plan) that provides for the granting of restricted stock awards, stock options, restricted stock units, performance share awards and other stock-based and cash-based awards. The 2008 Plan is administered by the Compensation and Management Development Committee of the Board of Directors.
The aggregate number of shares of common stock originally authorized for grant under the 2008 Plan was 2,900,000. In February 2011 and February 2014, shareholders approved an increase of the aggregate shares available for grant by 2,400,000 shares and 2,350,000 shares, respectively. Any officer, key employee and/or non-employee director is eligible for awards under the 2008 Plan. Historically, our practice has been to grant stock options and restricted stock units to non-employee directors on

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

the last business day of each fiscal year, with an additional grant of options to each director on the date of his or her first anniversary of service. In May 2015, the Nominating & Corporate Governance Committee of our Board of Directors changed the annual grant to our directors to a grant of restricted stock units on the first day of the new fiscal year, November 1, eliminating the grant of stock options to the directors. Once approved by the Compensation & Management Development Committee of our Board of Directors in December, we grant stock options, restricted stock awards, restricted stock units and/or performance shares to officers, management and key employees. Occasionally, we may make additional grants to key employees at other times during the year.
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
A summary of non-vested restricted stock awards activity during the nine months ended July 31, 2015 is presented below:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value per Share
Non-vested at October 31, 2014	220,800	$17.42
Granted	118,800	11.74
Cancelled	(12,600)	19.57
Vested	(33,500)	15.08
Non-vested at July 31, 2015	293,500	$15.29
The total weighted average grant-date fair value of restricted stock awards that vested during each of the nine-month periods ended July 31, 2015 and 2014 was $0.5 million, respectively. As of July 31, 2015, total unrecognized compensation cost related to unamortized restricted stock awards was $1.8 million. We expect to recognize this expense over the remaining weighted average vesting period of 1.3 years.
Stock Options
Historically, stock options have been awarded to key employees, officers and non-employee directors. Director stock options vest immediately while employee and officer stock options typically vest ratably over a three-year period with service and continued employment as the vesting conditions. Our stock options may be exercised up to a maximum of ten years from the date of grant. The fair value of the stock options is determined on the grant date and expensed over the vesting period resulting in an increase in additional paid-in-capital.
We use a Black-Scholes pricing model to estimate the fair value of stock options. A description of the methodology for the valuation assumptions was disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014.
The following table provides a summary of assumptions used to estimate the fair value of our stock options issued during the nine-month periods ended July 31, 2015 and 2014.

	Nine Months Ended
	July 31,
	2015	2014
Weighted-average expected volatility	47.7%	55.7%
Weighted-average expected term (in years)	5.6	5.8
Risk-free interest rate	1.6%	1.8%
Expected dividend yield over expected term	1.0%	1.0%
Weighted average grant date fair value	$8.40	$8.51

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes our stock option activity for the nine months ended July 31, 2015:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000s)
Outstanding at October 31, 2014	2,588,389	$16.21
Granted	123,900	20.28
Exercised	(281,967)	15.28
Forfeited/Expired	(19,168)	19.71
Outstanding at July 31, 2015	2,411,154	$16.50	5.5	$9,002
Vested or expected to vest at July 31, 2015	2,388,996	$16.47	5.5	$8,985
Exercisable at July 31, 2015	2,028,349	$15.98	5.0	$8,558
Intrinsic value is the amount by which the market price of the common stock on the date of exercise exceeds the exercise price of the stock option. The total intrinsic value of stock options exercised during the nine months ended July 31, 2015 and 2014 was $1.2 million and $2.7 million, respectively. The weighted-average grant date fair value of stock options that vested during the nine months ended July 31, 2015 and 2014 was $2.8 million and $3.5 million, respectively. As of July 31, 2015, total unrecognized compensation cost related to stock options was $1.8 million. We expect to recognize this expense over the remaining weighted average vesting period of 1.2 years.
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
The following table summarizes non-vested restricted stock unit activity during the nine months ended July 31, 2015:

	Restricted Stock Units	Weighted Average Grant Date Fair Value per Share
Non-vested at October 31, 2014	83,500	$15.08
Vested	(83,500)	15.08
Non-vested at July 31, 2015	—	$—
During the nine-month periods ended July 31, 2015 and 2014, we paid $1.7 million and $0.5 million, respectively, to settle certain restricted stock units.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
In conjunction with the annual grants in December 2014 and 2013, we awarded 137,400 and 155,800 performance shares, respectively, of which 0% to 200% of these shares may ultimately vest, depending on the achievement of the performance conditions. During 2015, 9,200 of the performance shares issued in December 2013 and 8,200 of the performance shares issued in December 2014 were forfeited. During 2014, 7,000 of the performance shares issued in December 2013 were forfeited. For the three- and nine-month periods ended July 31, 2015 and 2014, we have recorded $0.4 million and $1.2 million, respectively, and $0.2 million $1.0 million, respectively, of compensation expense related to these performance share awards.
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
Treasury Shares
On September 5, 2014, our Board of Directors cancelled our existing stock repurchase program and approved a new stock repurchase program authorizing us to use up to $75.0 million to repurchase shares of our common stock. For the period from September 5, 2014 through October 31, 2014, we purchased 1,316,326 shares at a cost of $24.2 million under the new program. During the nine months ended July 31, 2015, we purchased an additional 2,675,903 shares at a cost of $50.8 million. From inception of the program, we purchased 3,992,229 shares at a cost of $75.0 million.
We record treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Shares are generally issued from treasury stock at the time of grant of restricted stock awards, and upon the exercise of stock options and upon the issuance of performance shares. On the subsequent issuance of treasury shares, we record proceeds in excess of cost as an increase in additional paid in capital. A deficiency of such proceeds relative to costs would be applied to reduce paid-in-capital associated with prior issuances to the extent available, with the remainder recorded as a charge to retained earnings. We recorded a charge to retained earnings of $0.7 million in the nine months ended July 31, 2015.
The following table summarizes the treasury stock activity during the nine months ended July 31, 2015:

Nine Months Ended
July 31, 2015
Beginning balance as of November 1, 2014	1,417,700
Restricted stock awards granted	(118,800)
Stock options exercised	(281,967)
Shares purchased	2,675,903
Balance at end of period	3,692,836

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. Other Income (Expense)
Other income (expense) included under the caption "Other, net" on the accompanying condensed consolidated statements of income (loss), consisted of the following for the three- and nine-month periods ended July 31, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2015	2014	2015	2014
	(In thousands)
Foreign currency transaction gains (losses)	$341	$(262)	$(581)	$(196)
Foreign currency derivative gains	151	198	764	104
Interest income	16	54	55	76
Other	58	2	62	82
Other income (expense)	$566	$(8)	$300	$66
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
Basic and diluted earnings per share from continuing operations for the three- and nine-month periods ended July 31, 2015 and 2014 were calculated as follows (in thousands, except per share data):

	Three Months Ended July 31, 2015
	Net Income from Continuing Operations	Weighted Average Shares	Per Share
Basic earnings per common share	$6,471	33,618	$0.20
Effect of dilutive securities:
Stock options	—	378
Restricted stock awards	—	146
Diluted earnings per common share	$6,471	34,142	$0.19

	Three Months Ended July 31, 2014
	Net Income from Continuing Operations	Weighted Average Shares	Per Share
Basic earnings per common share	$8,567	37,296	$0.23
Effect of dilutive securities:
Stock options	—	409
Restricted stock awards	—	118
Diluted earnings per common share	$8,567	37,823	$0.23

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Nine Months Ended July 31, 2015
	Net Income from Continuing Operations	Weighted Average Shares	Per Share
Basic earnings per common share	$5,671	34,111	$0.17
Effect of dilutive securities:
Stock options	—	389
Restricted stock awards	—	126
Diluted earnings per common share	$5,671	34,626	0.17

	Nine Months Ended July 31, 2014
	Net Income from Continuing Operations	Weighted Average Shares	Per Share
Basic earnings per common share	$5,326	37,171	$0.14
Effect of dilutive securities:
Stock options	—	482
Restricted stock awards	—	103
Diluted earnings per common share	$5,326	37,756	$0.14
For the three- and nine-month periods ended July 31, 2015 and 2014, there were no potentially dilutive contingent shares related to performance share awards as the issuance of these shares was not yet deemed probable.
For each of the three- and nine-month periods ended July 31, 2015, we had 720,271 and 895,771 securities, respectively, and for the three- and nine-month periods ended July 31, 2014, we had 970,976 and 940,336 securities, respectively, that were potentially dilutive in future earnings per share calculations. Such dilution will be dependent on the excess of the market price of our stock over the exercise price and other components of the treasury stock method.
15. New Accounting Pronouncements
In August 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-15, Interest-Imputation of Interest (Topic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. This ASU further clarifies the paragraphs within ASU 2015-03 (as discussed below) which describe the measurement of debt issuance costs related to line-of-credit arrangements. We expect to adopt this guidance during fiscal 2017, and we are currently evaluating the impact on our consolidated financial statements.
In July 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. This amendment defers the effective date of ASU No. 2014-09 (as discussed below) by one year, as well as provides the option for early adoption in annual reporting periods beginning after December 15, 2016. We anticipate adopting ASU 2014-09 in fiscal 2019 and are currently evaluating the impact on our consolidated financial statements.
In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This amendment simplifies the subsequent measurement of inventories by replacing the lower of cost or market revaluation method with the lower of cost and net realizable value test. This guidance is applicable to all inventories measured using methods other than last-in first-out method and the retail inventory method. This guidance becomes effective for fiscal years beginning after December 15, 2016. We expect to adopt this pronouncement in fiscal 2018, and are currently evaluating the impact on our consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This amendment requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the treatment of debt discounts. This guidance becomes effective for financial statements issued for fiscal years beginning after December 15, 2015. We expect to adopt this guidance during fiscal 2017, and we are currently evaluating the impact on our consolidated financial statements.

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
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.”  This guidance prescribes a methodology to determine when revenue is recognizable and constitutes a principles-based approach to revenue recognition based on the consideration to which the entity expects to be entitled in exchange for goods or services.  In addition, this guidance requires additional disclosure in the notes to the financial statements with regard to the methodology applied.  This pronouncement becomes effective for annual reporting periods beginning after December 15, 2016, and will essentially supersede and replace existing revenue recognition rules in U.S. GAAP, including industry-specific guidance.  Based on the updated implementation guidance provided by ASU 2015-14 (as discussed above), we anticipate adopting this pronouncement in fiscal 2019, and we are currently evaluating the impact on our consolidated financial statements.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

16. Subsequent Event
On August 30, 2015, we entered into a merger agreement by and among ourselves, QWMS, Inc., a Delaware corporation which is a newly-formed and wholly-owned subsidiary, WII Holding, Inc. (“WII”), a Delaware corporation, and Olympus Growth Fund IV, L.P., a Delaware limited partnership, as the representative of the stockholders of WII. Upon satisfaction or waiver of conditions set forth in the merger agreement, QWMS, Inc. will merge with and into WII, and WII will become our wholly-owned subsidiary, and, as a result, we will acquire all the subsidiaries of WII, (referred to collectively as “Woodcraft”). Woodcraft is a manufacturer of cabinet doors and other components to original equipment manufacturers (“OEMs”) in the kitchen and bathroom cabinet industry, and operates various plants in the United States and Mexico. Woodcraft is a leader in the kitchen and bathroom cabinet door market. We believe this acquisition will expand our operations into an adjacent complementary market that is both strong and poised for growth. We believe that Woodcraft’s business model, similar to ours, is focused on being a preferred supplier to OEMs. We further believe this acquisition will reduce seasonality in our business and enhance our position in the remodeling and replacement sector of the United States housing market. We expect to close this acquisition within the fourth calendar quarter of 2015, and expect to pay $248.5 million in cash, subject to a working capital true-up and including certain holdbacks with regard to potential indemnity claims.
In order to fund the Woodcraft acquisition, we entered into a commitment letter arrangement on August 30, 2015, with Wells Fargo Bank, National Association (“Wells Fargo”) and Wells Fargo Securities, LLC, pursuant to which Wells Fargo has committed to provide us with a senior secured credit facility of $410.0 million consisting of an asset-based revolving credit facility of $100.0 million (for which the borrowing base would be determined monthly) and a term loan facility of $310.0 million. The proceeds from these borrowings would be used to fund the purchase of Woodcraft, to refinance existing borrowings under our current revolving credit facility, to pay transaction costs related to the Woodcraft acquisition and to provide for on-going working capital needs. The commitment letter specifies conditions upon which the funds could be borrowed, which includes the consummation of the Woodcraft acquisition pursuant to the merger agreement described above. If we utilize this funding and retire our existing credit facility, we will recognize unamortized deferred financing fees which approximate $0.6 million as of July 31, 2015.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes as of July 31, 2015, and for the three- and nine-month periods ended July 31, 2015 and 2014, included elsewhere herein. For additional information pertaining to our business, including risk factors which should be considered before investing in our common stock, refer to our Annual Report on Form 10-K for the fiscal year ended October 31, 2014.
Our Business
Quanex Building Products Corporation manufactures components primarily for the window and door (fenestration) industry, which include (1) energy-efficient flexible insulating glass spacers, (2) extruded vinyl profiles, (3) window and door screens, and (4) precision-formed metal and wood products for original equipment manufacturers (OEMs), as well as certain non-fenestration components and products, which include solar panel sealants, wood flooring, trim moldings, plastic decking, fencing, water retention barriers, hardware and conservatory roof components. Quanex Building Products Corporation serves a primary customer base in North America and the United Kingdom, and also serves customers in international markets through operating plants in the United Kingdom and Germany, as well as through sales and marketing efforts in other countries.
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
We have five operating segments which we currently aggregate into one reportable business segment. We acquired one of our operating segments in June 2015. We are currently evaluating our reportable segment presentation to ensure that this operating segment meets the criteria for aggregation.
Recent Transactions and Events
On June 15, 2015, we acquired the outstanding ownership shares of Flamstead Holdings Limited, an extruder of vinyl linear products and manufacturer of other plastic products incorporated and registered in England and Wales, for $131.7 million in cash, net of cash acquired, $7.7 million of debt assumed and contingent consideration of $10.3 million, resulting in preliminary goodwill of approximately $61.9 million. Following a pre-sale reorganization and purchase, Flamstead Holdings Limited owned 100% of the ownership shares of the following subsidiaries: HL Plastics Limited, Vintage Windows Limited, Wegoma Machinery Sales Limited, and Liniar Limited (collectively referred to as “HLP”), and each registered in England and Wales. This acquisition is subject to an earn-out provision calculated as a percentage of EBITDA earned, as defined in the agreement, and permits the former owner to select the measurement periods as one of the three succeeding twelve-month periods ended July 31 (2016, 2017 or 2018). For purposes of the preliminary purchase price allocation, the earn-out has been calculated using a probability weighting and has been adjusted for the time-value of money, with greater weight given to the third (and final) twelve-month period (when the EBITDA measure is expected to be greatest). We believe that this acquisition expands our vinyl extrusion product offerings and expands our international presence in the global fenestration business.
Prior to April 1, 2014, we had two reportable business segments: (1) Engineered Products and (2) Aluminum Sheet Products. On April 1, 2014, we sold our interest in a limited liability company which held the assets of the Nichols Aluminum business (Nichols), the sole operating segment included in our Aluminum Sheet Products reportable segment, to Aleris International, Inc. (Aleris), a privately held Delaware corporation which provides aluminum rolled products and extrusions, aluminum recycling and specification aluminum alloy production. We received net proceeds of $107.4 million, which included a working capital adjustment of $2.6 million that we paid in June 2014, resulting in a gain on the transaction of $24.1 million, net of related taxes of $15.1 million. We expect to continue to purchase aluminum product from Nichols, which has historically totaled approximately $12.0 million annually. Our purchases of aluminum product from Nichols for the three- and nine-month periods ended July 31, 2015 and 2014 were $2.0 million and $8.2 million, respectively, and $4.5 million and $11.3 million, respectively.

In November 2013, Nichols experienced a fire at its Decatur, Alabama facility, which damaged a cold mill used to roll aluminum sheet to a desired thickness. The loss was insured, subject to a $0.5 million deductible. We capitalized $6.5 million to rebuild the asset, which was returned to service as of March 31, 2014. We incurred costs of $2.3 million associated with this loss, including an impairment of $0.5 million related to retirement of the asset, moving costs, outside service costs, clean-up and the deductible. We received insurance proceeds of $6.1 million, resulting in a recognized gain on involuntary conversion of $3.7 million.
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
Market Overview and Outlook
We believe the primary drivers of our operating results continue to be new home construction and residential remodeling and replacement (R&R) activity. We believe that housing starts and window shipments are indicators of activity levels in the home building industry, and we use this data, as published by or derived from third-party sources, to evaluate the market. We have historically evaluated the market using data from the National Association of Homebuilders (NAHB) with regard to housing starts, and published reports by Ducker Worldwide, LLC (Ducker), a consulting and research firm, with regard to window shipments. These sources generally provide information about activity levels in the United States. With the acquisition of HLP in June 2015, our international presence has expanded. The HLP business is largely focused on the sale of vinyl house systems under the trade name “Liniar” to smaller window manufacturers in the United Kingdom. We believe HLP is well positioned to benefit from the growing housing recovery in the United Kingdom. For our domestic business, we will continue to use the NAHB and Ducker metrics to evaluate our performance relative to the market.
Activity levels in the building products industry in the United States have increased annually since the recovery began in 2010, as evidenced by an increase in housing starts and window shipments. The NAHB has forecasted calendar-year housing starts to increase from 1.1 million units in 2015 to 1.3 million units in 2016 and 1.5 million units in 2017, reflecting increasing consumer confidence and a healthier United States economy. Ducker indicated that window shipments in the R&R market are expected to increase from 28.3 million units in 2015 to 29.7 million units in 2016 and 30.9 million units in 2017, with new construction window shipments forecasted to increase at a higher pace. Derived from reports published by Ducker, the overall growth in window shipments for the trailing twelve-month period ended June 30, 2015 was 6.0%. During this period, growth in new construction increased 10.2%, while growth in R&R activity increased 3.1%. In recent years, growth in new construction has outpaced the growth in R&R, with a greater portion of the new construction growth associated with multi-family housing. While our analysis and market intelligence projects a continued steady recovery in the housing market, due to numerous macroeconomic and demographic factors, we have a more conservative outlook on the growth and recovery of the market than NAHB and Ducker.
Higher energy efficiency standards across Europe are impacting the fenestration-related markets we serve in Europe. We continue to be optimistic about our growth prospects in Europe, particularly in the United Kingdom, Germany and Scandinavian countries, where the push for higher energy efficiency standards has been the greatest. Older technology cold-edge spacers are still a dominant force in these regions and garner a larger portion of the total market share in Europe relative to the United States. We operate warm-edge spacer plants in the United Kingdom and Germany. Market conditions have slowed our near-term growth in Germany. However, we remain confident that we can become the provider of choice in Europe and the other markets we serve as demand for more energy-efficient warm edge spacers grows and eventually displaces cold edge spacers.
Consistent with the overall fenestration market in the United Kingdom, the primary customers of HLP are smaller window fabricators, as opposed to the larger OEMs that comprise a large portion of the North American market, who seek the perceived quality and technology of the specific products identified by the Liniar tradename. In addition, HLP services non-fenestration markets including the manufacture of roofing for conservatories, vinyl decking and vinyl water retention barriers used for landscaping. We believe there are growth opportunities within these markets in the United Kingdom and potential synergies through which we may be able to sell complementary products.
There are various internal and external factors that impact our operating results and challenge our growth prospects in the markets that we serve. Our business is subject to seasonality, as activity levels generally decline during the first half of the fiscal year and increase for the second half of the fiscal year. In addition, we utilize several commodities in our business for which pricing can fluctuate, including polyvinyl resin (PVC) and petroleum products. We typically include surcharges in our customer contracts which allow us to pass a portion of these price fluctuations onto our customers. However, during 2014 we were limited in our ability to recoup some of the increase in resin costs for certain customers of our vinyl extrusion products through surcharges due to contractual constraints. We renegotiated these customer contracts for the calendar year 2015. In addition, the price of crude oil per barrel has changed dramatically in recent months from a high of more than $100 per barrel to approximately $56 per barrel as of July 2015. Although we benefit from lower commodity prices associated with these petroleum products used in our business, our customer contracts may require concessions if oil prices per barrel decline below a designated threshold, and we have recorded such concessions with regard to this fuel surcharge during fiscal 2015. Furthermore, with the movement of the United States dollar relative to the euro and British pound, we have been impacted by foreign exchange losses which have reduced our short-term results in Europe. Partially offsetting these foreign exchange translation losses for the period ended July 31, 2015, we recorded a benefit of $0.6 million related to an unhedged foreign currency exposure in the United Kingdom related to the HLP acquisition. Ultimately, our profitability depends upon our ability to negotiate price, meet our customer’s product and delivery demands, manage our cost structure given these internal and external factors, and efficiently operate our facilities.

Results of Operations
Three Months Ended July 31, 2015 Compared to Three Months Ended July 31, 2014

	Three Months Ended July 31,
	2015	2014	Change $	Change %
	(Dollars in millions)
Net sales	$180.2	$170.0	$10.2	6%
Cost of sales (excluding depreciation and amortization)	136.9	130.7	6.2	5%
Selling, general and administrative	25.0	18.1	6.9	38%
Depreciation and amortization	8.5	8.5	—	—%
Operating income	$9.8	$12.7	$(2.9)	(23)%
Interest expense	(0.3)	(0.1)	(0.2)	(200)%
Other, net	0.5	—	0.5	100%
Income tax expense	(3.6)	(4.0)	0.4	10%
Income from continuing operations	$6.4	$8.6	$(2.2)	(26)%
Income (loss) from discontinued operations, net of tax	0.5	(0.5)	1.0	200%
Net income	$6.9	$8.1	$(1.2)	(15)%
Net Sales. Net sales increased $10.2 million, or 6%, for the three months ended July 31, 2015 compared to the same period in 2014. The largest increase relates to the acquisition of HLP in June 2015, which contributed $14.2 million of sales in the current quarter. Historically, we have evaluated our growth relative to the growth in window shipments derived from published reports from Ducker. For the calendar quarters ended June 30, 2015 and 2014, Ducker reflects an overall growth rate of 5.3%. Our comparable sales growth, as adjusted for certain foreign and other results, was less than Ducker. Impacting our results for the third quarter was a $3.9 million reduction related to the loss of vinyl revenue of a specific customer, a $2.5 million reduction related to foreign currency translation, and a $1.0 million reduction tied to the oil surcharge. In general, the activity levels in the fenestration market, which has increased overall for fiscal 2015 compared to fiscal 2014, slowed somewhat during the third quarter. As a result, the growth achieved in the base business was offset by the loss of vinyl revenue related to a specific customer.
Cost of Sales. The increase in cost of sales of $6.2 million, or 5%, for the three months ended July 31, 2015 compared to the same period in 2014, was primarily associated with the HLP acquisition, which added costs of $12.6 million. On a comparable basis, excluding the impacts of the HLP acquisition, foreign currency translation and the oil surcharge, cost of sales actually improved 200 basis points as a percent of sales, thus resulting in an increase in comparable gross margin. This margin improvement reflects some labor efficiencies, lower incremental repair and maintenance costs, as prior year results were disproportionately large with regard to our vinyl extrusion plants, as well as a benefit from lower scrap rates and improved pricing for select raw materials.
Selling, General and Administrative. Our selling, general and administrative expenses increased by $6.9 million, or 38%, for the three months ended July 31, 2015 compared to the same period in 2014. Of this amount, $1.8 million relates to HLP for the period June 16, 2015 through July 31, 2015, and an additional $3.8 million relates to transaction costs incurred, of which $3.6 million pertained to the HLP transaction. The remaining increase relates primarily to timing of incentive accruals based on projected fiscal earnings.
Depreciation and Amortization. Depreciation and amortization expense for the three months ended July 31, 2015 remained consistent with the same period in 2014. Increases in expense associated with the HLP acquisition and new assets placed in service during the trailing twelve-months ended July 31, 2015, were offset by the normal run-off of depreciation associated with assets in service for the respective periods.
Interest Expense. Interest expense increased $0.2 million for the three-months ended July 31, 2015 compared to the same period in 2014. This increase is due to higher debt outstanding in 2015, primarily due to borrowings to finance the HLP acquisition in June 2015.
Other, net. The increase in other net income of $0.5 million for the three months ended July 31, 2015 compared to the same period in 2014 was due primarily to net foreign exchange transaction gains, which included an unrealized gain of $0.6 million associated with the unhedged foreign currency position in HLP.
Income Taxes. We recorded an income tax expense of $3.6 million for the three months ended July 31, 2015, an effective rate of 35.7%. For the three months ended July 31, 2014, we recorded an income tax expense of $4.0 million, an effective rate of

31.6%. These results were driven by a change in pretax income for the respective periods. The effective rates between these periods were also impacted by the impact of permanent items and the foreign tax rate differential.
Income (loss) from Discontinued Operations, Net of Tax. During the three months ended July 31, 2015, we recorded a gain on involuntary conversion, net of tax, of $0.5 million associated with insurance proceeds received in connection with a fire experienced by a Nichols facility in 2013. During the three months ended July 31, 2014, we recorded a loss of $0.5 million associated with the sale of the Nichols business, primarily related to the working capital true-up settled in June 2014, whereby we paid more than had been previously accrued. In addition, we adjusted the overall tax rate associated with the gain on the sale of Nichols during the three-months ended July 31, 2014.
Nine Months Ended July 31, 2015 Compared to Nine Months Ended July 31, 2014

	Nine Months Ended July 31,
	2015	2014	Change $	Change %
	(Dollars in millions)
Net sales	$450.1	$431.6	$18.5	4%
Cost of sales (excluding depreciation and amortization)	353.5	335.5	18.0	5%
Selling, general and administrative	64.2	61.0	3.2	5%
Depreciation and amortization	24.5	25.6	(1.1)	(4)%
Asset impairment charges	—	0.5	(0.5)	(100)%
Operating income	$7.9	$9.0	$(1.1)	(12)%
Interest expense	(0.6)	(0.4)	(0.2)	50%
Other, net	0.3	—	0.3	100%
Income tax expense	(1.9)	(3.3)	1.4	(42)%
Income from continuing operations	$5.7	$5.3	$0.4	8%
Income from discontinued operations, net of tax	0.5	19.0	(18.5)	(97)%
Net income	$6.2	$24.3	$(18.1)	(74)%
Net Sales. Net sales increased $18.5 million, or 4%, for the nine months ended July 31, 2015 compared to the same period in 2014. The overall increase in revenue includes $14.2 million associated with the HLP business, which was acquired on June 15, 2015. On a year-over-year basis, we experienced an increase in sales attributable to an increase in volume and favorable pricing, which more than offset the $11.2 million decrease in volume associated with a vinyl extrusion customer, as well as a $6.0 million reduction in sales attributed to changes in euro and British pound exchange rates. The year-over-year growth in window shipments, as derived from preliminary data provided by Ducker for the nine months ended June 30, 2015 and the trailing twelve-month period then ended, was 6.0%. Our results, as adjusted for certain foreign and other results to be more comparable to Ducker, were 2.4% and 1.6%, respectively. We feel confident that the near-term and long-term outlook for the fenestration market is favorable and believe that we will grow at or above market levels as we move beyond the negative impacts of the lost vinyl extrusion volume.
Cost of Sales. The increase in cost of sales of $18.0 million, or 5%, for the nine months ended July 31, 2015 compared to the same period in 2014 was primarily associated with the HLP acquisition, which added costs of $12.6 million. Additionally, the results for 2014 benefited from a decrease in warranty accruals of $3.1 million, of which $2.8 million related to a warranty reserve reversal for a certain spacer product for which claim activity had ceased. Excluding the impact of the HLP acquisition and the warranty reversal, cost of goods sold would have increased $2.3 million, or 1%, which correlates with a 1% increase in net sales, excluding the HLP acquisition, for the respective periods. The resulting gross margin percentage is slightly favorable in 2015 compared to 2014.
Selling, General and Administrative. Our selling, general and administrative expenses increased by $3.2 million, or 5%, for the nine months ended July 31, 2015 compared to the same period in 2014. The increase includes $1.7 million associated with the operations of HLP for the period June 15, 2015 through July 31, 2015, and an additional $3.9 million associated with transaction costs, of which $3.6 million related to the acquisition of HLP. In addition, we incurred higher stock-based compensation costs. These increases in expense were partially offset by costs savings related to less severance in 2015 than in 2014, headcount reductions, as well as an overall decrease in incentive accruals.
Depreciation and Amortization. Depreciation and amortization expense decreased $1.1 million, or 4%, for the nine months ended July 31, 2015 compared to the same period in 2014. The results for the first nine months of 2014 included $0.5 million associated with the run-off of depreciation associated with an ERP project that was ceased in August 2013 as well as the impact of other asset retirements. These decreases in expense year-over-year were partially offset by incremental depreciation and amortization expense associated with fixed and intangible assets placed into service during the trailing twelve months ended July 31, 2015, as well as the incremental effect of the assets purchased in conjunction with the HLP acquisition in June 2015 and the Greenville acquisition in December 2013.
Asset Impairment Charges. We recorded an impairment loss of $0.5 million in April 2014 to reduce the value of a facility in Barbourville, Kentucky to market value as of April 30, 2014. This facility was subsequently sold in May 2014, resulting in an insignificant realized loss on the sale. No such impairment was incurred during the nine months ended July 31, 2015.
Interest Expense. Interest expense increased $0.2 million for the nine-month period ended July 31, 2015 compared to the same period in 2014 due to higher debt balances outstanding, which reflects borrowings in June 2015 to acquire HLP.
Other, net. The increase in other net expense of $0.3 million for the nine months ended July 31, 2015 compared to the same period in 2014 was due primarily to net foreign exchange transaction losses, partially offset by an unrealized gain of $0.6 million associated with an unhedged foreign currency position with regard to the borrowings to fund the HLP transaction.
Income Taxes. We recorded an income tax expense of $1.9 million for the nine months ended July 31, 2015, an effective rate of 25.2%, which included a discrete benefit of $0.8 million associated with the reversal of a liability for tax benefit associated with an uncertain tax position which stems from the 2008 spin-off of Quanex from a predecessor company. Excluding this discrete item, the effective tax rate would have been 35.7%. For the nine months ended July 31, 2014, we recorded an income tax expense of $3.3 million, an effective rate of 38.2%, which included a discrete expense item of $0.7 million associated with the incorporation of the U.K. subsidiary. Excluding this discrete item, the effective tax rate would have been 30.7%. The remaining difference in the effective rates between these periods relates to the impact of the foreign tax rate differential and permanent items.
Income from Discontinued Operations, Net of Tax. During the nine months ended July 31, 2015, we recorded a gain on involuntary conversion of $0.5 million, net of tax, associated with the receipt of insurance proceeds from a fire experienced by a Nichols facility in 2013. During the nine months ended July 31, 2014, we recorded a gain on the sale of Nichols of $24.1 million, net of tax of $15.1 million as of April 1, 2014. Excluding this gain, we would have recorded a loss from discontinued operations of $5.1 million due primarily to the effect of relatively higher aluminum commodity prices, which resulted in lower throughput and lower volume.

Liquidity and Capital Resources
Overview
Historically, our principal sources of funds include cash on hand, cash flow from operations, and borrowings under our $150 million Senior Unsecured Revolving Credit Facility (the Credit Facility).  As of July 31, 2015, we had $27.0 million of cash and cash equivalents, $52.0 million of availability under the Credit Facility and outstanding debt of $92.0 million, of which $84.0 million was outstanding under our Credit Facility and $7.4 million was assumed under capital leases with the acquisition of HLP.
On August 30, 2015, we entered into a merger agreement to acquire a manufacturer of cabinet doors and other components supplying original equipment manufacturers in the kitchen and bathroom cabinet industry (“Woodcraft”), for which we expect to pay $248.5 million in cash, subject to a working capital true-up and including certain holdbacks with regard to potential indemnity claims, as more fully described in the accompanying notes to consolidated financial statements (Note 16, “Subsequent Events”). We expect this transaction to close during the fourth calendar quarter of 2015.
In order to fund this acquisition, we entered into a commitment letter arrangement on August 30, 2015, with Wells Fargo Bank, National Association (“Wells Fargo”) and Wells Fargo Securities, LLC, pursuant to which Wells Fargo has committed to provide us with senior secured credit facilities of $410.0 million consisting of an asset-based revolving credit facility of $100.0 million (for which the borrowing base would be determined monthly) and a term loan facility of $310.0 million. The proceeds from these borrowings would be used to fund the purchase, to refinance existing borrowings under our current revolving credit facility, to pay transaction costs related to the acquisition and to provide for on-going working capital needs. The commitment letter specifies conditions upon which the funds could be borrowed, which includes the consummation of the acquisition pursuant to the merger agreement. If we utilize this funding and retire our existing credit facility, we will recognize unamortized deferred financing fees which approximate $0.6 million as of July 31, 2015.
Cash and cash equivalents decreased by $93.4 million during the nine months ended July 31, 2015 due primarily to the acquisition of HLP, the purchase of treasury shares, capital invested in our manufacturing facilities, dividends paid to our shareholders and on-going operational activities.
Analysis of Cash Flow
The following table summarizes our cash flow results for the nine months ended July 31, 2015 and 2014:

	Nine Months Ended
	July 31,
	2015	2014
	(In millions)
Cash flows provided by operating activities	$27.5	$9.8
Cash flows (used for) provided by investing activities	$(152.1)	$75.5
Cash flows provided by (used for) financing activities	$31.1	$(0.7)
Operating Activities. Cash provided by operating activities for the nine-month period ended July 31, 2015 improved by approximately $17.7 million compared to the nine-month period ended July 31, 2014. This is largely attributable to the Nichols business which was sold on April 1, 2014, which contributed a net loss of $5.1 million for the period November 1, 2013 through April 1, 2014, and which required a large investment in inventory. We combine the Nichols discontinued operations with our continuing operations for cash flow presentation as permitted by U.S. GAAP; therefore, the results for the nine-months ended July 31, 2014 reflects this change in working capital items associated with the Nichols business, with no similar change for the comparative period in 2015. In general, our sales activity increased during the nine months ended July 31, 2015, relative to the same period in 2014, which increased our net cash receipts. In addition, we used cash to invest in inventory in prior year to prepare for busy season, and to a lesser extent in 2015. Working capital was $102.0 million, $186.2 million and $190.1 million as of July 31, 2015, October 31, 2014 and July 31, 2014, respectively. Consummation of the Woodcraft acquisition will impact working capital. We expect the variability between quarters, and therefore the cash flow impacts, to reduce somewhat as Woodcraft in general tends to experience less seasonality with a fiscal year. As a result of the expected increase in borrowings, interest costs will increase which will serve to reduce cash provided by operating activities moving forward.

Investing Activities. Cash used for investing activities for the nine months ended July 31, 2015 was $152.1 million, primarily due to the purchase of HLP for $131.7 million and investment in capital expenditures of $21.9 million. For the same period in 2014, we received $107.4 million from the sale of Nichols, and used cash totaling $5.2 million to acquire Greenville, and $29.0 million to invest in capital expenditures. Included in the capital expenditure costs for 2014 was $6.1 million to rebuild the cold mill at Nichols.
Financing Activities. Cash provided by financing activities was $31.1 million for the nine-month period ended July 31, 2015, primarily attributed to revolver borrowings of $92.0 million, of which $8.0 million was repaid as of July 31, 2015. Additionally, we paid $52.7 million to purchase treasury stock and $4.2 million to pay dividends to our shareholders. These purchases were partially offset by $4.3 million of proceeds received from stock option exercises. For the nine months ended July 31, 2015, we used $0.7 million for financing activities, of which $4.5 million was used to pay dividends, partially offset by proceeds of $3.2 million received from stock option exercises. After completing the Woodcraft acquisition, we expect that a portion of the cash provided by operations beyond that used for investing activities will be utilized to reduce debt.
Liquidity Requirements
Our strategy for deploying cash is to invest in organic growth opportunities, develop our infrastructure and make strategic acquisitions. Other uses of cash include paying cash dividends to our shareholders and opportunistically repurchasing our common stock. We have historically invested cash and cash equivalents in commercial paper with terms of three months or less. These investments are diversified across multiple institutions that we believe are financially sound. To the extent we have excess cash which has not been applied to reduce our outstanding borrowings under the revolving credit facility, we intend to remain in commercial paper, highly rated money market funds, financial institutions and treasuries following a prudent investment philosophy. We expect our excess cash to be committed to debt service once the Woodcraft acquisition has been consummated with borrowings under the new credit facility discussed above. From time to time, to prepare for potential disruption in the money markets, we may temporarily move funds into operating bank accounts of highly-rated financial institutions to meet on-going operational liquidity requirements. We did not experience any material losses on our cash and marketable securities investments during the nine-month periods ended July 31, 2015 and 2014. We maintain cash balances in foreign countries which total $11.2 million as of July 31, 2015. We do not intend to repatriate earnings of our foreign subsidiaries. However, we have capitalized HLP with funds on hand and borrowings under our credit facility. We anticipate that we will utilize cash flow from HLP to retire the debt associated with the funding.
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
The Credit Facility requires us to comply with certain financial covenants, the terms of which are defined therein. Specifically, we must not permit, on a quarterly basis, our ratio of consolidated EBITDA to consolidated interest expense as defined (Minimum Interest Coverage Ratio), to fall below 3.00:1, or our ratio of consolidated funded debt to consolidated EBITDA as defined (Maximum Consolidated Leverage Ratio), to exceed 3.25:1. The Maximum Consolidated Leverage Ratio is the ratio of consolidated EBITDA to consolidated interest expense, in each case for the previous four consecutive fiscal quarters. EBITDA is defined by the indenture to include pro forma EBITDA of acquisitions and to exclude certain items such as goodwill and intangible asset impairments and certain other non-cash charges and non-recurring items. Subject to our compliance with the covenant requirements, the amount available under the Credit Facility is a function of: (1) our trailing twelve month EBITDA; (2) the Minimum Interest Coverage Ratio and Maximum Consolidated Leverage Ratio allowed under the Credit Facility; and (3) the aggregate amount of our outstanding debt and letters of credit. As of July 31, 2015, we were in compliance with the financial covenants set forth in the Credit Facility, as indicated in the table below:

	Required		Actual
Minimum Interest Coverage Ratio	No less than	3.00:1	80.58:1
Maximum Consolidated Leverage Ratio	No greater than	3.25:1	1.62:1
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
We believe that we have sufficient funds and adequate financial resources available to meet our anticipated liquidity needs. Our cash position has changed due to the acquisition of HLP. We expect to use our cash flow from operations and borrowings under our credit facilities to fund operations for the next twelve months and the foreseeable future. We believe these sources of funding should be adequate to provide for our working capital requirements, capital expenditures, and dividends, while continuing to meet our debt service requirements.
As of July 31, 2015, we had outstanding revolver borrowings of $84.0 million, outstanding letters of credit of $5.9 million, and the remaining amount available to us for use under the Credit Facility was $52.0 million. For the nine-month period ended July 31, 2014, we did not borrow any amount under the Credit Facility, and thus had no outstanding borrowings at July 31, 2014. We borrowed funds on June 15, 2015 to facilitate the acquisition of HLP. Our current borrowing rate under the Credit Facility was 3.25% and 1.19% for the swing-line sub facility and the revolver, respectively, at July 31, 2015. The weighted average interest rate of borrowings outstanding for the period June 15, 2015 to July 31, 2015 was 1.19%.
Repurchases of Outstanding Securities
On September 5, 2014, our Board cancelled our existing stock repurchase program and approved a new stock repurchase program authorizing us to use up to $75.0 million to repurchase shares of our common stock. These purchases were made in open market transactions or privately negotiated transactions in compliance with the Securities and Exchange Commission rule 10b5-1, subject to market conditions, applicable legal requirements and other relevant factors. Upon completion of the stock repurchase program during February 2015, our cumulative purchases pursuant to this plan were 3,992,229 shares totaling $75.0 million, at an average price of $18.77 per share.
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
For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended October 31, 2014. Our critical accounting policies and estimates have not changed materially during the nine months ended July 31, 2015, except with regard to our critical accounting policy associated with income taxes pertaining to the reassessment of the liability for tax benefit associated with an uncertain tax position stemming from the 2008 spin-off of Quanex from its predecessor company. See a description in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements, Note 8, "Income Taxes", contained elsewhere herein.
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
Interest Rate Risk
Our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Based upon the balances of the variable rate debt at July 31, 2015, a hypothetical 1.0% increase or decrease in interest rates could result in approximately $0.8 million of additional pretax charges or credit to our operating results. This sensitivity is a result of outstanding revolver borrowings outstanding under the Credit Facility as of July 31, 2015. In connection with consummation of the Woodcraft merger, we plan to borrow additional funds at variable rates that will result in higher interest costs.
Foreign Currency Rate Risk
Our international operations have exposure to foreign currency rate risks, primarily due to fluctuations in the Euro, the British pound sterling and the Canadian dollar. From time to time, we enter into foreign exchange contracts associated with our operations to manage a portion of the foreign currency rate risk.
The notional and fair market values of these positions at July 31, 2015 and October 31, 2014, were as follows:

		Notional as indicated		Fair Value in $
		July 31, 2015	October 31, 2014	July 31, 2015	October 31, 2014
Foreign currency derivatives:
Sell EUR, buy USD	EUR	8,140	$4,907	$69	$68
Sell CAD, buy USD	CAD	386	331	(1)	1
Sell GBP, buy EUR	GBP	215	—	(4)	—
Sell GBP, buy USD	GBP	155	—	1	—
Buy EUR, sell GBP	EUR	24	—	—	—
Buy USD, sell EUR	USD	11	—	—	—
Buy GBP, sell EUR	GBP	2	—	—	—

At July 31, 2015 and October 31, 2014, we held foreign currency derivative contracts hedging cross-border intercompany and commercial activity for our insulating glass spacer business. Although these derivatives hedge our exposure to fluctuations in foreign currency rates, we do not apply hedge accounting and therefore, the change in the fair value of these foreign currency derivatives is recorded directly to other income and expense in the accompanying consolidated statements of income (loss). To the extent the gain or loss on the derivative instrument offsets the gain or loss from the remeasurement of the underlying foreign currency balance, changes in exchange rates should have no effect. See Note 10, "Derivative Instruments", contained elsewhere herein.
We currently have an unhedged foreign currency position associated with the debt borrowed to facilitate the HLP acquisition. We are evaluating the capital structure of the transaction and our options with regard to hedging our exposure. For the period from June 16, 2015 through July 31, 2015, we recorded an unrealized gain of $0.6 million associated with this foreign currency exposure.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (1934 Act) as of July 31, 2015. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2015, the disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no changes in internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, except with regard to the internal controls of HLP which was acquired by us on June 15, 2015. Prior to the acquisition, HLP was a privately-held company incorporated in the United Kingdom, which reported financial results pursuant to accounting principles generally accepted in the United Kingdom, and therefore, had no requirement to comply with the Sarbanes-Oxley Act of 2002. Management is currently evaluating internal control procedures and expects to implement changes in internal control over financial reporting with regard to the HLP business, to fully comply with the requirements of the Sarbanes-Oxley Act of 2002. As permitted under the SEC Rules, we have elected to exclude HLP from management’s assessment of the effectiveness of internal controls for the fiscal year ended October 31, 2015, and thus, have also excluded HLP from the assessment of effectiveness for the quarter ended July 31, 2015.

PART II. OTHER INFORMATION
Item 6. Exhibits
The exhibits required to be furnished pursuant to Item 6 are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANEX BUILDING PRODUCTS CORPORATION

Date:	September 9, 2015	/s/ Brent L. Korb
Brent L. Korb
Senior Vice President – Finance and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number                Description of Exhibits

2.1
Share Purchase Agreement dated June 15, 2015 by and among R.L. Hartshorn and others, and Quanex Building Products Corporation, filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on June 16, 2015, and incorporated herein by reference.

2.2
Agreement and Plan of Merger, dated as of August 30, 2015, by and among Quanex Building Products Corporation, QWMS, Inc., WII Holding, Inc., and Olympus Growth Fund IV, L.P, solely in its capacity as the representative of the stockholders of WII Holding, Inc, filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on August 30, 2015, and incorporated herein by reference.

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

10.1
Commitment Letter, dated as of August 30, 2015, among Quanex Building Products Corporation, Wells Fargo Bank, N.A., and Wells Fargo Securities, LLC, as filed with the Securities and Exchange Commission on August 30, 2015, filed as Exhibit 10.1 to the Registrants Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on August 30, 2015, and incorporated herein by reference.

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