Form 10-K
period 2015-10-31
Quanex Building Products CORP
filed 2015-12-15
CIK 1423221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended October 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of April 30, 2015, computed by reference to the closing price for the Common Stock on the New York Stock Exchange, Inc. on that date, was $647,082,082. Such calculation assumes only the registrant’s officers and directors at such date were affiliates of the registrant.
At December 11, 2015 there were outstanding 33,971,483 shares of the registrant’s Common Stock, $0.01 par value.
 _______________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed with the Commission within 120 days of October 31, 2015 are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

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

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to the following:

•	changes in market conditions, particularly in the new home construction, and residential remodeling and replacement (R&R) activity markets in the United States, United Kingdom and Germany;

•	changes in non-pass-through raw material costs;

•	changes in domestic and international economic conditions;

•	changes in purchases by our principal customers;

•	fluctuations in foreign currency exchange rates;

•	our ability to maintain an effective system of internal controls;

•	our ability to successfully implement our internal operating plans and acquisition strategies;

•	our ability to successfully implement our plans with respect to information technology (IT) systems and processes;

•	our ability to control costs and increase profitability;

•	changes in environmental laws and regulations;

•	changes in warranty obligations;

•	changes in energy costs;

•	changes in tax laws, and interpretations thereof;

•	changes in interest rates;

•	our ability to service our debt facilities and remain in good standing with our lenders;

•	our ability to maintain a good relationship with our suppliers, subcontractors, and key customers; and

•	the resolution of litigation and other legal proceedings.
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

PART I
Item 1. Business (Continuing Operations).
Our Company
Quanex was incorporated in Delaware on December 12, 2007 as Quanex Building Products Corporation. We manufacture components primarily for the window and door (fenestration) industry, which include (1) energy-efficient flexible insulating glass spacers, (2) extruded vinyl profiles, (3) window and door screens, and (4) precision-formed metal and wood products for original equipment manufacturers (OEMs), as well as certain non-fenestration components and products, which include solar panel sealants, wood flooring, trim moldings, plastic decking, fencing, water retention barriers, hardware, and conservatory roof components. We use low-cost production processes and engineering expertise to provide our customers with specialized products for their specific window and door applications. We believe these capabilities provide us with unique competitive advantages. We serve a primary customer base in North America and the United Kingdom, and also serve customers in international markets through our operating plants in the United Kingdom and Germany, as well as through sales and marketing efforts in other countries.
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
Since the spin-off in 2008, we have evolved our business by making investments in organic growth initiatives and taking a disciplined approach to new business and strategic acquisition opportunities, and disposing of non-core businesses while seeking to provide superior value to our customers.
Notable developments and transactions which occurred since the spin-off include the following:

•	in March 2011, we acquired certain vinyl extrusion assets in Yakima, Washington from a customer of our vinyl extrusion business;

•
in March 2011, we acquired Edgetech, I.G. Inc. and its German subsidiary, which provided us with three manufacturing facilities, one each in the United States, United Kingdom and Germany, that produce and market a full line of flexible insulating glass spacer systems for window and door customers in North America and abroad. This acquisition complemented our then existing insulating glass products business in the United States and, as a result, we committed to a plan to consolidate these facilities in November 2011. This consolidation plan, in part, resulted in the closure of a plant in Barbourville, Kentucky, and the relocation of equipment that was used to manufacture the single seal, warm-edge spacer system to our facility in Cambridge, Ohio. This consolidation was substantially completed by August 2012, with minor residual cash payments and program costs incurred during fiscal 2013. We sold the facility in Barbourville in May 2014;

•
in December 2012, we acquired substantially all of the assets of Alumco Inc. and its subsidiaries (Alumco), an aluminum screen manufacturer, which we believe allowed us to expand the scope of our fenestration business to include screens for vinyl window and door manufacturers and to expand our geographic reach throughout the United States;

•
in April 2014, we sold our interest in a limited liability company which held the net assets of our Nichols Aluminum business (Nichols), the sole operating segment included in our Aluminum Sheet Products reportable segment, to Aleris International, Inc. (Aleris), a privately held company which provides aluminum rolled products and extrusions, aluminum recycling and specification aluminum alloy production;

•
in June 2015, we acquired the outstanding ownership shares of Flamstead Holdings Limited, an extruder of vinyl lineal products and manufacturer of other plastic products incorporated and registered in England and Wales. Following a pre-sale reorganization and purchase, Flamstead Holdings Limited owned 100% of the ownership shares of the following subsidiaries: HL Plastics Limited, Vintage Windows Limited, Wegoma Machinery Sales Limited, and Liniar Limited (collectively referred to as “HLP”), each registered in England and Wales. We believe that this acquisition expands our vinyl extrusion product offerings and expands our international presence in the global fenestration business; and

•
in November 2015, we completed the merger of QWMS, Inc., a Delaware corporation which was a newly-formed and wholly-owned Quanex subsidiary, and WII Holding, Inc. (WII), a Delaware corporation. Upon satisfaction or waiver of conditions set forth in the merger agreement, QWMS, Inc. merged with and into WII, and WII became our wholly-owned subsidiary, and, as a result, we acquired all the subsidiaries of WII (referred to collectively as Woodcraft). Woodcraft is a manufacturer of cabinet doors and other components to original equipment manufacturers (OEMs) in the kitchen and bathroom cabinet industry, and operates various plants in the United States and Mexico. See additional discussion of this transaction at Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

As of October 31, 2015, we operated 23 manufacturing facilities located in 13 states in the United States, five facilities in the United Kingdom, and another in Germany. These facilities feature efficient plant design and flexible manufacturing processes, enabling us to produce a wide variety of custom engineered products and components primarily focused on the window and door segment of the residential building products markets. We are able to maintain minimal levels of finished goods inventories at most locations because we typically manufacture products upon order to customer specifications. We believe the primary drivers of our operating results are new home construction and residential remodeling and replacement activity.
Our Industry
Our business is largely North American based and dependent upon the spending and growth activity levels of our customers which include national and regional residential window and door manufacturers. With the HLP acquisition in June 2015, we have expanded our international presence and acquired a platform from which to sell vinyl extruded lineal for house systems to smaller customers primarily in the United Kingdom.
We use data related to United States and United Kingdom housing starts and window shipments, as published by or derived from third-party sources, to evaluate the United States and United Kingdom fenestration market.
The following table presents calendar-year annual and quarterly housing starts information, as published by the United States Census Bureau based on data collected from the National Association of Home Builders (NAHB), (units in thousands):

	Single-family Units		Multi-family Units		Manufactured Units
Period	Units	% Change	Units	% Change	Units	% Change	Total Units
Annual Data
2009	444	N/A	111	N/A	49	N/A	604
2010	471	6%	116	5%	50	2%	637
2011	434	(8)%	178	53%	51	2%	663
2012	537	24%	247	39%	55	8%	839
2013	620	15%	308	25%	60	9%	988
2014	647	4%	354	15%	64	7%	1,065
Annual Data - Forecast
2015	714	10%	405	14%	68	6%	1,187
2016	877	23%	378	(7)%	69	1%	1,324
2017	1,148	31%	372	(2)%	79	14%	1,599
Quarterly Data - Forecast
2015: 1st quarter	140	N/A	75	N/A	No Data Available		215
2nd quarter	205	46%	115	53%	No Data Available		320
3rd quarter(1)	203	(1)%	113	(2)%	No Data Available		316

(1)	Derived from IHS Global Insight's forecast report based on United States Census Data.

The following table presents calendar-year annual and quarterly window shipments information, derived from reports published by Ducker Worldwide LLC, a consulting and research firm, (units in thousands):

	New Construction						Remodeling & Replacement
Period	Wood	Aluminum	Vinyl	Fiberglass	Other	Total	Wood	Aluminum	Vinyl	Fiberglass	Other	Total
Annual Data
2010	2,778	1,746	6,729	526	167	11,946	6,139	1,012	21,079	840	573	29,643
2011	2,601	1,820	6,623	514	182	11,740	5,071	717	19,086	730	516	26,120
2012	2,736	2,516	8,625	592	237	14,706	4,566	696	18,902	657	594	25,415
2013	2,989	3,077	10,585	668	264	17,583	4,739	658	19,588	685	658	26,328
2014	3,108	3,471	11,651	728	291	19,249	4,697	718	19,972	698	677	26,762
Quarterly Data
2015: 1st quarter	671	758	2,653	173	74	4,329	1,072	154	4,608	166	160	6,160
2nd quarter	791	893	3,127	204	87	5,102	1,243	179	5,345	193	186	7,146
Quarterly Data - Forecast
3rd quarter	944	1,065	3,731	243	103	6,086	1,318	189	5,666	205	197	7,575
4th quarter	852	962	3,368	220	93	5,495	1,173	170	5,099	191	184	6,817
The following table presents calendar-year annual housing starts information in the United Kingdom, derived from reports published by D&G Consulting, a consulting and research firm, (units in thousands):

Housing Construction
	Private Housing		Public Housing
Period	Annual	% Change	Actual	% Change
Actual Data
2010	100	—%	30	—%
2011	100	—%	34	13%
2012	104	4%	32	(6)%
2013	102	(2)%	32	—%
2014	111	9%	28	(13)%
Forecast Data
2015	122	10%	35	25%
2016	141	16%	30	(14)%
2017	155	10%	28	(7)%
2018	165	6%	28	—%
We have noted the following trends which we believe affect our industry:

•
the number of housing starts and window shipments in the United States has increased in recent years following a dramatic decline from 2007 through 2011. The NAHB expects this trend to continue for the next several years, which should result in higher demand for our fenestration products;

•
the recent growth in the housing market has been predominately in new construction which has outpaced the growth in the residential remodeling and replacement sector; the recent recovery in new home construction in the United States has been led by multi-family homes compared to mid- and higher priced homes; the current growth in single-family homes has seen the share of the large tract builders increase and the smaller custom builders decrease; and multi-family and tract homes typically employ lower cost, less energy efficient windows;

•
programs in the United States such as Energy Star have improved customer awareness of the technological advances in window and door energy-efficiency, but the government has been reluctant to enforce stricter energy standards;

•	higher energy efficiency standards in Europe should favorably impact sales of our insulating glass spacer products in the short- to mid-term; and

•
commodity prices have fluctuated in recent years, including the cost of critical materials used in our manufacturing processes such as resin, which impacts margins related to our vinyl extrusion products, oil products such as butyl, which impacts our insulating glass products, and aluminum and wood products used by our other businesses.

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

•
realize improved profitability in our manufacturing processes through: (1) ongoing preventive maintenance programs; (2) better utilization of our capacity by focusing on operational efficiencies and reducing scrap; (3) marketing our value added products; and (4) focusing on employee safety;

•	offer logistic solutions that provide our customers with just-in-time service which can reduce their processing costs; and

•
pursue targeted business acquisitions which may include vertically integrated vinyl extrusion businesses or screen or wood product manufacturers, that allow us to expand our existing fenestration footprint, enhance our existing product offerings, acquire complementary technology, enhance our leadership position within the markets we serve, and expand into adjacent markets or service lines.

Business Segments
We have two reportable business segments: (1) Engineered Products, comprised of our four operating segments focused primarily on North American fenestration, and (2) International Extrusion, comprised solely of HLP acquired on June 15, 2015. In addition, we recorded LIFO inventory adjustments, corporate office charges and inter-segment eliminations as Corporate & Other. Prior to April 1, 2014, we presented two reportable segments: (1) Engineered Products, and (2) Aluminum Sheet Products as well as corporate and other. On April 1, 2014, we sold Nichols, the sole operating segment included in our Aluminum Sheet Products reportable segment. To account for Nichols as a discontinued operation, we reclassified certain costs from Corporate & Other to Nichols, including a portion of the LIFO reserve, as well as insurance accruals related to workers compensation claims, to properly reflect these direct expenses as a component of the disposal group. The accounting policies of our operating segments are the same as those used to prepare our accompanying consolidated financial statements. Financial information specific to each segment is located in note 18 of the accompanying financial statements.
We produce window and door components for original equipment manufacturers that primarily serve the residential new construction, and residential remodeling and replacement markets. We manufacture insulating glass (IG) spacer systems, window and door profiles, window and patio door screens, aluminum cladding and other roll formed metal window components, door components such as thresholds and astragals, patio screen doors and custom window grilles, trim and architectural moldings in a variety of woods, thin film solar panel sealants, and engineered wood flooring. We operate five flexible IG spacer facilities, five polyvinyl chloride (PVC) extrusion facilities, nine facilities producing window and door screens, two facilities producing wood fenestration (door and window) components, one facility producing engineered wood flooring, four facilities producing other fenestration products, and two facilities producing PVC, plastic decking, fencing, hardware, conservatory roof component, and water retention barriers.  The insulating glass facilities use compound-extrusion and laminating technology to produce highly engineered insulating glass spacer products from butyl, ethylene propylene dieneterpolymer (EPDM), composite and silicone-based raw materials. These spacer products separate two or three panes of glass in an IG unit to improve its thermal performance. Our vinyl extrusion facilities use automated production processes to manufacture vinyl and composite profiles which constitute the framing material used in the assembly of vinyl windows and patio doors.
We believe our strengths include design expertise, new technology development capability, customer service, just-in-time delivery systems, high quality manufacturing, the ability to generate unique patented products and participation in industry and governmental advocacy.

Raw Materials and Supplies
We purchase a diverse range of raw materials, which include PVC, epoxy resin, butyl, titanium dioxide (TiO2) desiccant powder, silicone and EPDM rubber compounds, coated and uncoated aluminum sheet and wood (both hardwood and softwood).  These raw materials are generally available from several suppliers at market prices. We may enter into sole sourcing arrangements with our suppliers from time to time if we believe we can realize beneficial savings, but only after we have determined that the vendor can reliably supply our raw material requirements. These sole sourcing arrangements, generally have termination clauses to protect us if a sole sourced vendor could not provide raw materials timely and on economically feasible terms. We believe there are other qualified suppliers from which we could purchase raw materials and supplies.
Competition
Our products are sold under highly competitive conditions. We compete with a number of companies, some of which have greater financial resources than us. We believe the primary competitive factors in the markets we serve include price, product quality, delivery and the ability to manufacture to customer specifications. The volume of engineered building products that we manufacture represents a small percentage of annual domestic consumption. Similarly, our subsidiaries in the United Kingdom compete against some larger vinyl producers and many smaller window manufacturers.
We compete against a range of small and mid-size metal, vinyl and wood products suppliers, wood molding companies, and the in-house operations of customers who have vertically integrated fenestration operations. We also compete against IG spacer manufacturing firms. IG systems are used in numerous end markets including residential housing, commercial construction, appliances and transportation vehicles, but we primarily serve the residential housing market. Competition is largely based on regional presence, custom engineering, product development, quality, service and price. Primary competitors include, but are not limited to, Veka, Deceuninck, Axiall, Vision Extrusions, GED Integrated Solutions, Technoform, Swiss Spacer, Thermix, Rite Screen, Allmetal and Endura.
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
Customers
Certain of our businesses or product lines are largely dependent on a relatively few large customers. See page 51 of this Annual Report on form 10-K for related disclosure.
Sales Backlog
Given the short lead times involved in our business, we have a relatively low backlog, approximately $21 million as of October 31, 2015.The criteria for revenue recognition has not been met, and therefore, we have not recorded revenue or deferred revenue with regard to these sales orders.  If these sales orders result in a sale, we will record as revenue during Fiscal 2016.
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

Service Marks, Trademarks, Trade Names, and Patents
Our federally registered trademarks or service marks include QUANEX, QUANEX and design, "Q" design, TRUSEAL TECHNOLOGIES, DURASEAL, DURALITE, SOLARGAIN EDGE TAPE, ENVIROSEALED WINDOWS, EDGETHERM, COLONIAL CRAFT, EDGETECH, ECOBLEND, SUPER SPACER, TSS, TRUE WARM, E & Design, QUIET EDGE, HEALTH SMART WINDOWS, ENERGY WISE WINDOWS, DESI-ROPE, 360 and design, INTELLICLIP, SUSTAINAVIEW, MIKRON, MIKRONWOOD, MIKRONBLEND, MIKRON BLEND and design, ENERGYCORE, FUSION INSULATED SYSTEM, AIRCELL, SUPERCOAT, SUPERCAP, STYLELOCK, STYLELOCK and design, K2 MIKRON and design, HOMESHIELD, HOMESHIELD and design, and STORM SEAL. We consider the following marks, design marks and associated trade names to be valuable in the conduct of our business: HOMESHIELD, COLONIAL CRAFT, TRUSEAL TECHNOLOGIES, EDGETECH, MIKRON and QUANEX. With the acquisition of HLP in June 2015, we acquired a number of registered designs, patents and trademarks registered in the United Kingdom, which include: MODLOK, LINIAR, SUPERCUT, and various other trade marks and patents which are pending approval. Generally, our business does not depend on patent protection, but patents obtained with regard to our vinyl extrusion products and processes, fabricated metal components and IG spacer products business remain a valuable competitive advantage over other building products manufacturers. We obtain patent protection for various dyes and other tooling created in connection with the production of customer-specific vinyl profile designs and vinyl extrusions. Our fabricated metal components business obtains patent protection for its thresholds. Our window sealant business unit relies on patents to protect the design of several of its window spacer products. Although we hold numerous patents, the proprietary process technology that has been developed is also considered a source of competitive advantage.
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
Safety and Environmental Policies
For many years, we have maintained compliance policies that are designed to help protect our workforce, to identify and reduce the potential for job-related accidents, and to minimize liabilities and other financial impacts related to worker safety and environmental issues. These policies include extensive employee training and education, as well as internal policies embodied in our Code of Business Conduct and Ethics. We have a Director of Environmental, Health and Safety and maintain a company-wide Safety Council, comprised of leaders from across the organization, which meets regularly to discuss safety issues and drive safety improvements. We plan to continue to focus on safety in particular as a core strategy to improve our operational efficiency and financial performance.
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

Environmental Compliance Costs
We have incurred expenses to comply with existing environmental regulations which total approximately $0.2 million, $0.4 million and $0.3 million for the years ended October 31, 2015, 2014 and 2013, respectively. We have not incurred capital expenditures related to environmental matters during these years and we do not expect to incur such costs for fiscal 2016. However, future expenditures relating to environmental matters may result from the identification of new environmental issues, changes in regulations or environmental laws, or governmental actions with regards to existing sites. We will continue to have expenditures beyond fiscal 2015 in connection with environmental matters, including control of air emissions, control of water discharges and plant decommissioning costs. It is not possible at this time to reasonably estimate the amount of those expenditures, except as discussed above, due to uncertainties about emission levels, control technologies, the positions of governmental authorities and the application of requirements to us. Based upon our experience to date, we do not believe that our compliance with environmental requirements will have a material adverse effect on our operations, financial condition or cash flows.
Employees
As of October 31, 2015, we had 2,693 employees. Of these employees, 2,140 were domiciled in the United States, 490 in the United Kingdom, and 63 in Germany.
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
Industry Risks
Any sustained decline in residential remodeling, replacement activities, or housing starts could have a material adverse effect on our business, financial condition and results of operations.
The primary drivers of our business are residential remodeling, replacement activities and housing starts. The home building and residential construction industry is cyclical and seasonal, and product demand is based on numerous factors such as interest rates, general economic conditions, consumer confidence and other factors beyond our control. Declines in the number of housing starts and remodeling expenditures resulting from such factors could have a material adverse effect on our business, results of operations and financial condition.
If the availability of critical raw materials were to become scarce or if the price of these items were to increase significantly, we might not be able to timely produce products for our customers or maintain our profit levels.
We purchase from outside sources significant amounts of raw materials, such as butyl, titanium dioxide, vinyl resin, aluminum, steel and wood products for use in our manufacturing facilities. Because we do not have long-term contracts for the supply of many of our raw materials, their availability and price are subject to market fluctuation and may be subject to curtailment or change. Any of these factors could affect our ability to timely and cost-effectively manufacture products for our customers.

Compliance with, or liabilities under, existing or future environmental laws and regulations could significantly increase our costs of doing business.
We are subject to extensive federal, state and local laws and regulations concerning the discharge of materials into the environment and the remediation of chemical contamination. To satisfy such requirements, we must make capital and other expenditures on an on-going basis. Future expenditures relating to environmental matters will necessarily depend upon whether such regulations and future governmental decisions or interpretations of these regulations apply to us and our facilities. It is likely that we will be subject to increasingly stringent environmental standards, and we will incur additional expenditures to comply with such standards. Furthermore, if we fail to comply with applicable environmental regulations, we could be subject to substantial fines or penalties and to civil and criminal liability.
Our goodwill and indefinite-lived intangible assets may become impaired and could result in a charge to income.
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
We may not be able to protect our intellectual property.
We rely on a combination of copyright, patent, trade secrets, confidentiality procedures and contractual commitments to protect our proprietary information. However, these measures can only provide limited protection and unauthorized third parties may try to copy or reverse engineer portions of our products or may otherwise obtain and use our intellectual property. If we cannot protect our proprietary information against unauthorized use, we may not be able to retain a perceived competitive advantage and we may lose sales to the infringing sellers, which may have a material adverse effect on our financial condition, results of operations and cash flows.
We are subject to various existing and contemplated laws, regulations and government initiatives that may materially impact the demand for our products, our profitability or our costs of doing business.
Our business may be materially impacted by various governmental laws, regulations and initiatives that may artificially create, deflate, accelerate, or decelerate consumer demand for our products. For example, when the government issues tax credits designed to encourage increased homebuilding or energy-efficient window purchases, the credits may create a spike in demand that would not otherwise have occurred and our production capabilities may not be able to keep pace, which could materially impact our profitability. Likewise, when such laws, regulations or initiatives expire, our business may experience a material loss in sales volume or an increase in production costs as a result of the decline in consumer demand.
Our operations outside the United States require us to comply with a number of United States and international anti-corruption regulations, violations of which could have a material adverse effect on our consolidated results of operations and consolidated financial condition.
Our international operations require us to comply with a number of United States and international regulations, including the Foreign Corrupt Practices Act (FCPA) and the United Kingdom Bribery Act 2010. While we have implemented appropriate training and compliance programs to prevent violations of these anti-bribery regulations, we cannot ensure that our policies, procedures and programs will always protect us from reckless or criminal acts committed by our employees or agents. Allegations of violations of applicable anti-corruption laws, may result in internal, independent, or government investigations, and violations of anti-corruption laws may result in severe criminal or civil sanctions or other liabilities which could have a material adverse effect on our business, consolidated results of operations and consolidated financial condition.
Failure to achieve and maintain effective internal controls could have a material adverse effect on our business and on our stock price.
Effective internal controls are necessary for us to effectively monitor our business, prevent fraud or theft, remain in compliance with our credit facility covenants, and provide reliable financial reports, both to the public and to our lenders. If we fail to maintain the adequacy of our internal controls, both in accordance with current standards and as standards are modified over time, we could trigger an event of default under our credit facilities or lose the confidence of the investing community, both of which could result in a material adverse effect on our stock price, limit our ability to borrow funds, or result in the application of unfavorable commercial terms to borrowings then outstanding.

Company Risks
Our business will suffer if we are unable to adequately address potential supplier or customer pricing pressures, particularly with respect to original equipment manufacturers that have significant pricing leverage over suppliers.
Our primary customers are OEMs, who have substantial leverage in setting purchasing and payment terms. We attempt to manage this pricing pressure and to preserve our business relationships with the OEMs by negotiating reasonable price concessions when needed, and by reducing our production costs through various measures, which may include managing our purchase process to control the cost of our raw materials and components, and implementing cost-effective process improvements. However, our efforts may not be successful and our operating margins could be negatively impacted.
Our revenues could decline or we may lose business if our customers vertically integrate their operations, diversify their supplier base, or transfer manufacturing capacity to other regions.
Certain of our businesses or product lines are largely dependent on a relatively few large customers. Although we believe we have an extensive customer base, if we were to lose one of these large customers or if such customer were to materially reduce its purchases as a result of vertical integration, supplier diversification, or a shift in regional focus, our revenue, general financial condition and results of operations could be adversely affected.
Our credit facility contains certain operational restrictions, reporting requirements, and financial covenants that limit the aggregate availability of funds.
Our credit facility is comprised of an asset-based lending (ABL) revolver and a term loan, each of which contains certain financial covenants and other operating and reporting requirements that could present risk to our operating results or limit our ability to access capital for use in the business. For a full discussion of the various covenants and operating requirements imposed by our new credit facility and information related to the potential limitations on our ability to access capital, see Item 7 page 31. Management’s Discussion and Analysis of Financial Conditions and Results of Operations-Liquidity and Capital Resources, in this Annual Report on Form 10-K.
We may not be able to successfully identify, manage or integrate future acquisitions, and if we are unable to do so, then our rate of growth and profitability could be adversely affected.
We cannot provide assurance that we will be able to identify appropriate targets for acquisition, or that we will successfully manage or integrate acquisition targets once we have purchased them. If we acquire a business for which we do not fully understand or appreciate the specific business risks, if we overvalue an acquisition or fail to conduct effective due diligence on an acquisition, or if we fail to effectively and efficiently integrate a business that we acquire, then there could be a material adverse effect on our ability to achieve the projected growth and cash flow goals associated with the new business, which could result in an overall material adverse effect on our long-term profitability or revenue generation.
If our information technology systems fail, or if we experience an interruption in our operations due to an aging IT infrastructure, then our results of operations and financial condition could be materially adversely affected.
The failure of our information technology systems, our inability to successfully maintain, enhance and/or replace our information technology systems when necessary, or a significant compromise of the integrity or security of the data that is generated from our information technology systems, could adversely affect our results of operations and could disrupt business and prevent or severely limit our ability to respond to data requests from our customers, suppliers, auditors, shareholders, employees or government authorities.
We may not have the right personnel in place to achieve our operating goals and the rural location of some of our operations may make it difficult to locate or hire highly skilled employees.
We operate in some rural areas and small towns where the competition for labor can be fierce, and where the pool of qualified employees may be very small. If we are unable to obtain skilled workers and adequately trained professionals to conduct our business, we may not be able to manage our business to the necessary high standards. In addition, we may be forced to pay higher wages or offer other benefits that might impact our cost of labor and thereby negatively impact our profitability.

Equipment failures or catastrophic loss at any of our manufacturing facilities could prevent us from manufacturing our products.
An interruption in production capabilities at any of our facilities due to equipment failure, catastrophic loss, or other reasons could result in our inability to manufacture products, which could severely affect delivery times, return or cancellation rates, and future sales, any of which could result in lower sales and earnings or the loss of customers. Although we have a disaster recovery plan in place, we currently have one plant which is the sole source for our insulating spacer business in the United States. If that plant were to experience a catastrophic loss and our disaster recovery plan were to fail, it could have a material adverse effect on our results of operations or financial condition.
Product liability claims and product replacements could harm our reputation, revenue generation and financial condition, or could result in costs related to litigation, warranty claims, or customer accommodations.
We have, on occasion, found flaws and deficiencies in the manufacturing, design, testing or installation of our products, which may result from a product defect, a defect in a component part provided by our suppliers, or as a result of the product being installed incorrectly by our customer or an end user. The failure of products before or after installation could result in litigation or claims by our customers or other users of the products, which may result in the need for us to expend legal fees or other related warranty coverage, settlement, or customer accommodation costs related to the replacement of products or the retrofitting of affected structures.
Risks Associated with Investment in Quanex Securities
Our corporate governance documents or the provisions of Delaware law may delay or preclude a business acquisition or divestiture that stockholders may consider to be favorable, which might result in a decrease in the value of our common shares.
Our certificate of incorporation and bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us without the consent of our Board of Directors. These provisions include restrictions on the ability of our stockholders to remove directors and supermajority voting requirements for stockholders to amend our organizational documents, a classified Board of Directors, and limitations on action by our stockholders by written consent. Our Board has recently approved amendments to our Certificate of Incorporation that are designed to declassify director elections and lower our supermajority voting thresholds, and plans to present those amendments for stockholder approval at our 2016 annual meeting. However, those proposed changes might not be approved by our stockholders and, as such, the current classified Board structure and supermajority voting requirements may continue to apply in the future. In addition, our Board of Directors has the right to issue preferred stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer. Although we believe these provisions protect our stockholders from coercive or otherwise unfair takeover tactics, and thereby provide for an opportunity for us to receive a higher bid by requiring potential acquirers to negotiate with our Board of Directors, these provisions apply even if the offer may be considered beneficial by some stockholders.
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

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
The following table lists our principal properties by location, general character and use as of October 31, 2015. These properties are owned by us, unless indicated otherwise.

Location	Character & Use of Property
Executive Offices
Houston, Texas (Lease expires 2023)	Executive corporate office
Engineered Products Segment
Rice Lake, Wisconsin	Fenestration products
Chatsworth, Illinois	Fenestration products
Richmond, Indiana	Fenestration products
Solon, Ohio (Lease expires 2017)	Flexible spacer, and adhesive research and sales
Luck, Wisconsin	Wood products
Richmond, Kentucky	Vinyl and composite extrusions
Winnebago, Illinois	Vinyl extrusions
Mounds View, Minnesota (Lease expires 2016)	Fenestration products
Kent, Washington (Lease expires 2020)	Vinyl and composite extrusions
Yakima, Washington (Lease expires 2016)	Vinyl extrusions
Dubuque, Iowa (Leased expires 2017)	Fenestration products
Shawano, Wisconsin (Lease expires 2020)	Wood flooring
Cambridge, Ohio, (Lease expires 2021)	Flexible spacer and solar adhesives
Coventry, United Kingdom	Flexible spacer
Heinsberg, Germany (Lease expires 2025)	Flexible spacer
Sacramento, California (Lease expires 2016)	Screens for vinyl windows and doors
Des Moines, Iowa (Lease expires 2019)	Screens for vinyl windows and doors
Phoenix, Arizona (Lease expires 2015 & 2018)	Screens for vinyl windows and doors
Denver, Colorado (Lease expires 2020)	Screens for vinyl windows and doors
Paris, Illinois (Lease expires 2017)	Screens for vinyl windows and doors
Parkersburg, West Virginia (Lease expires 2017)	Screens for vinyl windows and doors
Fontana, California (Lease expires 2019)	Screens for vinyl windows and doors
Perrysburg, Ohio (Lease expires 2019)	Screens for vinyl windows and doors
Chehalis, Washington (Leases expire 2015 & 2019)	Screens for vinyl windows and doors
Greenville, Texas (Lease expires 2020)	Vinyl extrusions
Burnley, United Kingdom (Lease expires 2020)	Flexible/ rigid spacer
International Extrusion Segment
Denby, United Kingdom (Lease expires 2027)	Vinyl and composite extrusions
Riddings, United Kingdom (Lease expires 2017)	Machinery Sales
Alfreton, United Kingdom (Lease expires 2017)	Vinyl and composite extrusions
We believe our operating properties are in good condition and well maintained, and are generally suitable and adequate to carry on our business. In fiscal 2015, our facilities operated at approximately 60% of capacity.
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

	NX Stock Price		Cash Dividends
Period	High	Low	Declared
Quarter ended October 31, 2015	$20.91	$17.03	$0.04
Quarter ended July 31, 2015	21.93	17.34	0.04
Quarter ended April 30, 2015	21.79	18.64	0.04
Quarter ended January 31, 2015	20.72	17.65	0.04
Quarter ended October 31, 2014	20.26	16.96	0.04
Quarter ended July 31, 2014	19.16	16.50	0.04
Quarter ended April 30, 2014	21.42	17.78	0.04
Quarter ended January 31, 2014	$20.54	$16.98	$0.04
The terms of our revolving credit agreement as of October 31, 2015 do not specifically limit the total amount of dividends or other distributions to our shareholders. Dividends and other distributions are permitted so long as after giving effect to such dividend or stock repurchase, there is no event of default.
There were approximately 2,415 holders of our common stock (excluding individual participants in securities positions listings) on record as of December 11, 2015.

Equity Compensation Plan Information

The following table summarizes certain information regarding equity compensation to our employees, officers and directors under equity compensation plans as of October 31, 2015:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,352,188	$16.46	1,080,907

Issuer Purchases of Equity Securities
On September 5, 2014, our Board of Directors approved a stock repurchase program authorizing us to use up to $75.0 million to repurchase shares of our common stock. During the year ended October 31, 2014, we purchased 1,316,326 shares at a cost of $24.2 million under this program. During the year ended October 31, 2015, we purchased an additional 2,675,903 shares at a cost of $50.8 million. From inception of the program, we purchased 3,992,229 shares at a cost of $75.0 million, an average price of $18.77 per share. This program is now closed and no additional purchases are being made thereunder.

Stock Performance Graph
The following chart represents a comparison of the five year total return of our common stock to the Standard & Poor’s 500 Index (S&P 500), the Russell 2000 Index, and a peer group index selected by us, which includes companies offering similar products and services as ours. The companies included in the peer group are American Woodmark Corp, Apogee Enterprises Inc, Builders FirstSource Inc., Drew Industries Inc., Eagle Materials Inc., Gibraltar Industries Inc., Griffon Corp., Louisiana-Pacific Corp., Simpson Manufacturing Company Inc., Trex Company Inc., NCI Building Systems Inc., Nortek Inc., Ply Gem Holding Inc., and Universal Forest Products Inc.

INDEXED RETURNS	For the Years Ended
Company Name / Index	10/31/2010	10/31/2011	10/31/2012	10/31/2013	10/31/2014	10/31/2015
Quanex Building Products Corporation	$100	$82.69	$111.87	$101.51	$115.27	$109.54
S&P 500 Index	100	108.09	124.52	158.36	185.71	195.37
Russell 2000 Index	100	106.71	118.78	161.87	172.28	172.86
Peer Group	$100	$92.71	$153.76	$194.67	$206.51	$220.72

Item 6. Selected Financial Data.
The following table presents selected historical consolidated financial and operating data for the periods shown. The selected consolidated financial data as of October 31, 2015, 2014, 2013, 2012 and 2011 and for each of the fiscal years then ended was derived from our audited consolidated financial statements for those dates and periods, adjusted for discontinued operations, as indicated. The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Fiscal Years Ended October 31,
	2015(1)	2014(2)(7)	2013(2)(3)	2012(2)(4)(5)(7)	2011(2)(6)(7)
	(Dollars in thousands, except per share data)
Consolidated Statements of Income
Net sales	$645,528	$595,384	$554,867	$478,578	$420,258
Cost and expenses:
Cost of sales	499,097	464,584	419,733	355,669	315,765
Selling, general and administrative	86,536	82,150	98,969	100,884	75,918
Depreciation and amortization	35,220	33,869	53,521	29,975	25,390
Asset impairment charges	—	505	1,465	912	1,799
Operating income (loss)	24,675	14,276	(18,821)	(8,862)	1,386
Non-operating income (expense):
Interest expense	(991)	(562)	(621)	(431)	(430)
Other, net	(531)	92	170	225	(510)
Income (loss) from continuing operations before income taxes	23,153	13,806	(19,272)	(9,068)	446
Income tax benefit (expense)	(7,539)	(5,468)	6,888	2,507	(857)
Income (loss) from continuing operations	15,614	8,338	(12,384)	(6,561)	(411)
Income (loss) from discontinued operations, net of taxes	479	20,896	681	(9,973)	9,477
Net income (loss)	$16,093	$29,234	$(11,703)	$(16,534)	$9,066
Basic earnings per common share:
Basic earnings (loss) from continuing operations	$0.46	$0.22	$(0.34)	$(0.18)	$(0.01)
Basic earnings (loss) from discontinued operations	0.01	0.57	0.02	(0.27)	0.25
Basic earnings (loss) per share	$0.47	$0.79	$(0.32)	$(0.45)	$0.24
Diluted earnings per common share:
Diluted earnings (loss) from continuing operations	$0.46	$0.22	$(0.34)	$(0.18)	$(0.01)
Diluted earnings (loss) from discontinued operations	0.01	0.56	0.02	(0.27)	0.25
Diluted earnings (loss) per share	$0.47	$0.78	$(0.32)	$(0.45)	$0.24
Cash dividends declared per share	$0.16	$0.16	$0.16	$0.16	$0.16
Other Financial & Operating Data
Income (loss) from continuing operations, percent of net sales	2.4%	1.4%	(2.2)%	(1.4)%	—%
Cash provided by operating activities	$67,087	$20,778	$43,519	$26,478	$52,944
Cash (used for) provided by investing activities	(160,144)	74,124	(59,687)	(41,704)	(135,367)
Cash used for financing activities	(4,581)	(24,459)	(4,869)	(3,928)	(14,914)
Acquisitions, net of cash acquired	131,689	5,161	22,096	—	110,845
Capital expenditures	$29,982	$33,779	$37,931	$42,871	$25,312
Selected Consolidated Balance Sheet Data at Year End
Cash and cash equivalents	$23,125	$120,384	$49,734	$71,252	$89,616
Total assets	572,031	517,113	571,815	589,538	584,929
Long-term debt, excluding current portion	55,041	586	701	789	860
Total liabilities	$176,736	$96,193	$155,621	$167,711	$147,703

(1)
In June 2015, we acquired all of the outstanding share capital of Flamstead Holdings Limited, a vinyl profile extruder with operations located in the United Kingdom, following a pre-acquisition reorganization. The results of operations of this acquired business have been included in our consolidated operating results since the date of acquisition, June 15, 2015, contributing net income of $1.5 million.

(2) In April 2014, we sold Nichols to Aleris. Accordingly, the assets and liabilities of Nichols were reported as discontinued operations in the consolidated balance sheets for the applicable periods presented, and the related operating results are reported as discontinued operations in the consolidated statements of income (loss) presented, as applicable.
(3)In December 2012, we acquired substantially all the assets of Alumco, Inc. and its subsidiaries, a manufacturer of window screens, with multiple facilities within the United States. Alumco provided revenues of $49.1 million and a net loss of approximately $0.1 million for the period December 2012 through October 31, 2013.
(4) In November 2011, we announced a consolidation program for two of our insulating glass manufacturing facilities, whereby we closed a facility in Barbourville, Kentucky. This facility consolidation was completed ahead of schedule in August 2012. In fiscal 2012, we recorded expenses totaling $9.0 million ($5.9 million net of tax) related to this consolidation.
(5) In fiscal 2012, we experienced a strike at two of our Nichols facilities in Davenport, Iowa, which had a negative impact on income (loss) from discontinued operations, reducing operating income by approximately $11.1 million ($7.3 million net of tax), including a reduction in sales volume and incremental direct costs.
(6) In March 2011, we acquired Edgetech, I.G. Inc. and its German subsidiary. Headquartered in Cambridge, Ohio, Edgetech has three manufacturing facilities, one each in the United States, United Kingdom and Germany, that produced and marketed a full line of warm edge insulating glass spacer systems for window and door customers in North America and abroad. In addition, in March 2011, we acquired a small vinyl extrusion facility in Yakima, Washington. Accordingly, the estimated fair value of assets acquired in the acquisition and the results of operations were included in our consolidated financial statements as of the effective date of the acquisition.
(7) In fiscal 2011, we recognized an expense of $1.9 million ($1.1 million net of tax) to increase our warranty reserve associated with a discontinued legacy product and claims. In fiscal 2014, we decreased our warranty reserve and reduced expense by $2.8 million ($1.8 million net of tax) related to claims associated with this discontinued legacy product.

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
Our Business
We manufacture components primarily for the window and door (fenestration) industry, which include (1) energy-efficient flexible insulating glass spacers, (2) extruded vinyl profiles, (3) window and door screens, and (4) precision-formed metal and wood products for original equipment manufacturers (OEMs). In addition, we provide certain non-fenestration components and products, which include solar panel sealants, wood flooring, trim moldings, plastic decking, fencing, water retention barriers, hardware and conservatory roof components. In November 2015, we expanded our product offerings by acquiring a business that manufactures cabinet doors and other components for OEMs in the kitchen and bathroom cabinet industry. We use low-cost production processes and engineering expertise to provide our customers with specialized products for their specific window, door, wood flooring, and cabinet applications. We believe these capabilities provide us with unique competitive advantages. We serve a primary customer base in North America and the United Kingdom, and also serve customers in international markets through our operating plants in the United Kingdom and Germany, as well as through sales and marketing efforts in other countries.
We continue to invest in organic growth initiatives and have completed several targeted business acquisitions. We intend to continue to pursue business acquisitions which may include vertically integrated vinyl extrusion businesses, screen manufacturers, wood product or cabinet door manufacturers or businesses in complementary industries that allow us to expand our existing fenestration and wood product footprint, enhance our product offerings, provide new complementary technology, enhance our leadership position within the markets we serve, and expand into new markets or service lines.
We have two reportable business segments: (1) Engineered Products segment, comprised of four operating segments focused on the fenestration market, primarily within North America, and (2) International Extrusion segment, comprised solely of a United Kingdom-based vinyl extrusion business acquired on June 15, 2015. We are currently evaluating our reportable segment presentation with regard to the cabinet door business acquired in November 2015, and with regard to the International Extrusion segment and the presentation of our European fenestration business. The accounting policies of our operating segments are the same as those used to prepare our accompanying consolidated financial statements.
Subsequent Event
On November 2, 2015, we completed the merger of QWMS, Inc., a Delaware corporation which was a newly-formed and wholly-owned Quanex subsidiary, and WII Holding, Inc. (WII), a Delaware corporation. Upon satisfaction or waiver of conditions set forth in the merger agreement, QWMS, Inc. merged with and into WII, and WII became our wholly-owned subsidiary, through which we acquired all the subsidiaries of WII (referred to collectively as Woodcraft). Woodcraft is a manufacturer of cabinet doors and other components to OEMs in the kitchen and bathroom cabinet industry. Woodcraft operates 12 plants within the United States and one plant in Mexico. Woodcraft is a leader in outsourced doors and components to OEMs in the kitchen and bathroom cabinet industry. We believe Woodcraft operates under a similar business model as us by cultivating relationships with industry-leading OEMs and providing quality value-added products. This acquisition represents our entry into a new segment of the building products industry, which is experiencing favorable growth and which is less susceptible to the impact of seasonality due to inclement weather.

Recent Transactions
On June 15, 2015, we acquired the outstanding ownership shares of Flamstead Holdings Limited, an extruder of vinyl lineal products and manufacturer of other plastic products incorporated and registered in England and Wales, for $131.7 million in cash, net of cash acquired, $7.7 million of debt assumed and contingent consideration of $10.3 million, resulting in preliminary goodwill of approximately $61.5 million. Following a pre-sale reorganization and purchase, Flamstead Holdings Limited owned 100% of the ownership shares of the following subsidiaries: HL Plastics Limited, Vintage Windows Limited, Wegoma Machinery Sales Limited, and Liniar Limited (collectively referred to as “HLP”), and each registered in England and Wales. This acquisition is subject to an earn-out provision calculated as a percentage of EBITDA earned, as defined in the agreement, and permits the former owner to select the measurement periods as one of the three succeeding twelve-month periods ended July 31 (2016, 2017 or 2018). For purposes of the preliminary purchase price allocation, the earn-out has been calculated using a probability weighting and has been adjusted for the time-value of money, with greater weight given to the third (and final) twelve-month period (when the EBITDA measure is expected to be greatest). We believe that this acquisition expands our vinyl extrusion product offerings and expands our international presence in the global fenestration business.
On April 1, 2014, we sold our interest in a limited liability company which held the net assets of our Nichols Aluminum business (Nichols) to Aleris International, Inc. (Aleris), a privately held Delaware corporation which provides aluminum rolled products and extrusions, aluminum recycling and specification aluminum alloy production. We received net proceeds of $107.4 million, which includes a working capital adjustment of $2.6 million which we paid in June 2014, resulting in a gain on the transaction of $24.1 million, net of related taxes of $15.0 million. Our purchases of aluminum product from Nichols for the years ended October 31, 2015, 2014 and 2013 were $9.5 million, $14.9 million and $12.6 million, respectively.
Prior to the sale, Nichols was the sole operating segment included in our Aluminum Sheet Products reportable segment. Consistent with U.S. GAAP, we have recorded this business as a discontinued operation for all applicable periods presented, and reclassified the results of operations of Nichols into a single caption on the accompanying statements of income (loss) as “Income (Loss) from Discontinued Operations, net of Taxes.”
In November 2013, Nichols experienced a fire at its Decatur, Alabama facility, which damaged a cold mill used to press aluminum sheeting to a desired thickness. The loss was insured, subject to a $0.5 million deductible. We capitalized $6.5 million to rebuild the asset, which was returned to service as of March 31, 2014. We incurred costs of $2.3 million associated with this loss, including an impairment of $0.5 million related to retirement of the asset, moving costs, outside service costs, clean-up and the deductible. We received insurance proceeds totaling $6.1 million, resulting in a recognized gain on involuntary conversion of $3.7 million.
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
Housing starts and window shipments in the United States have increased in recent years, although the rate of increase in 2015 has been slower than forecasted since the housing recovery began in 2010. The National Association of Homebuilders (NAHB) has forecasted calendar-year housing starts to increase from 1.1 million units in 2014 to 1.2 million units in 2015 and 1.3 million units in 2016, reflecting increasing consumer confidence and a healthier economy. Ducker indicated that window shipments in the R&R market are expected to increase from 26.8 million units in 2014 to 27.7 million units in 2015 and 29.1 million units in 2016, and new construction window shipments are forecasted to increase at a higher pace. Derived from reports published by Ducker, the overall growth in window shipments for the trailing twelve-month period ended September 30, 2015 was 6.5%. During this period, growth in new construction increased 9.9%, while growth in R&R activity increased 4.0%. Growth in new construction continues to outpace the growth in R&R, with a greater portion of the new construction growth associated with multi-family housing. While our analysis and market intelligence projects a continued steady recovery in the housing market, due to numerous macroeconomic and demographic factors, we have a more conservative outlook on the growth and recovery of the market than NAHB and Ducker.
As a result of the acquisition of HLP in June 2015, our international presence has expanded. The HLP business is largely focused on the sale of vinyl house systems under the trade name “Liniar” to smaller window manufacturers in the United Kingdom. HLP is one of the larger providers of vinyl extruded product in the United Kingdom in terms of volume shipped. Similar to our domestic business, management evaluates the fenestration market in the United Kingdom based on published reports and forecasts in terms of housing starts in the public and private sectors and window shipments. Currently, the United Kingdom is experiencing a shortage in affordable housing, with rising demand due in part to a growing immigrant population. HLP’s primary customers are smaller window fabricators, as opposed to the larger OEMs that comprise a large portion of the North American market. These manufacturers seek the perceived quality and technology of the specific products identified by the Liniar trade name. In addition, HLP services non-fenestration markets including the manufacture of roofing for conservatories, vinyl decking and vinyl water retention barriers used for landscaping. We believe there are growth opportunities within these markets in the United Kingdom and potential synergies which may enable us to sell complementary products.
Woodcraft manufactures kitchen and bathroom cabinet doors, amongst other products, using a variety of woods from traditional hardwoods to engineered wood products. Currently, Woodcraft sells all of its products in the United States, so domestic housing starts and R&R activity constitute the primary drivers of this business as well. Although NAHB forecasts indicate expected continued growth in the United States housing market, much of this anticipated growth is in new construction for multi-family dwellings, or rental properties, which is not the primary market for Woodcraft’s products.

Changes in regulation of energy standards can impact our business. Regulators in the United States have not made significant changes to energy standards in recent years. Higher energy efficiency standards are being implemented in Europe, which should bode well for our fenestration-related business in the European markets that we serve. We continue to be optimistic about our growth prospects in Europe, particularly in the United Kingdom, Germany and Scandinavian countries, where the push for higher energy efficiency standards has been the strongest. Older technology cold-edge spacers are still a dominant force in these regions and garner a larger portion of the total market share in Europe relative to the United States. We operate warm-edge spacer plants in the United Kingdom and in Germany. We believe we can become the provider of choice as demand for more energy-efficient warm-edge spacers grows and eventually displaces cold-edge spacers.
The housing recovery continues to improve in the United States, but there remain challenges to growth prospects in the markets that we serve. In the United States, our growth is somewhat dependent upon the growth of our customers, particularly the national OEMs. If these customers lose market share or exert pricing pressure on us, our business may be negatively impacted. Furthermore, our growth can be impeded by the availability and pricing of critical raw materials, and our ability to pass this incremental cost to our customers through surcharges. We utilize several commodities in our business for which pricing can fluctuate, including polyvinyl resin (PVC), petroleum products, aluminum and wood. We typically include surcharges in our customer contracts which allow us to pass a portion of these price fluctuations onto our customers. However, these surcharges are negotiated with our customers and may not be fully effective in reducing our exposure to changing commodity prices. Although we benefit from lower commodity prices associated with these products used in our business, our customer contracts may require concessions if prices decline below a designated threshold, which has impacted our operating results during fiscal 2015.
Outside the United States, we continue to experience demand for our products in certain markets, such as Europe, Australia and Scandinavia, but less demand in other traditional markets, such as Canada. Conflict in Russia and Ukraine has impacted our spacer export business during 2015, and recovery of the global economy remains uncertain due to currency devaluations, political unrest and terror threats. These and other macro-economic factors have impacted the global financial markets, which may have contributed to significant changes in foreign currencies which have impacted our operating results during 2015.
We are optimistic about our growth prospects in the near-term. We believe the recent acquisitions of HLP and Woodcraft diversify our product offerings and provide new avenues to grow our business, while we continue to focus on enhancing manufacturing efficiencies and customer service in order to provide a quality, value-added product to our North American fenestration customers.

Comparison of the fiscal years ended October 31, 2015 and 2014
This table sets forth our consolidated results of operations for the twelve-month periods ended October 31, 2015 and 2014.

	For the Years Ended October 31,
	2015		2014		2015 vs. 2014
	Amounts	% of Sales	Amounts	% of Sales	$ Change	% Change
	(Dollars in millions)
Net sales	$645.5	100%	$595.4	100%	$50.1	8%
Cost of sales	499.1	77%	464.6	78%	34.5	7%
Selling, general and administrative	86.5	13%	82.1	14%	4.4	5%
Depreciation and amortization	35.2	5%	33.9	6%	1.3	4%
Asset impairment charges	—	—%	0.5	—%	(0.5)	(100)%
Operating income	24.7	4%	14.3	2%	10.4	73%
Interest expense	(1.0)	—%	(0.6)	—%	(0.4)	67%
Other, net	(0.5)	—%	0.1	—%	(0.6)	(600)%
Income tax expense	(7.6)	(1)%	(5.5)	(1)%	(2.1)	38%
Income from continuing operations	$15.6	2%	$8.3	1%	$7.3	88%
Income from discontinued operations	$0.5	—%	$20.9	4%	$(20.4)	(98)%
Net income	$16.1	2%	$29.2	5%	$(13.1)	(45)%
Our operating results for 2015 include the contribution of HLP for the period from the date of acquisition, June 15, 2015, through October 31, 2015. The following table presents our consolidated operating results for the year ended October 31, 2015 excluding the results of HLP:

	Consolidated	HLP	Adjusted	% of Sales
	(Dollars in millions)
Net sales	$645.5	$42.2	$603.3	100%
Cost of sales	499.1	34.4	464.7	77%
Selling, general and administrative	86.5	3.1	83.4	14%
Depreciation and amortization	35.2	3.3	31.9	5%
Operating income	$24.7	$1.4	$23.3
Operating income margin	4%	3%	4%

Excluding the contribution of HLP, we experienced modest sales growth on a year-over-year basis. The year-over-year growth in window shipments as derived from preliminary data provided by Ducker for the twelve months ended September 30, 2015 was 6.5%. By comparison, our sales growth was 0.8%, as adjusted for certain foreign and other results to be more comparable to Ducker and excluding HLP. Our operations were impacted by the effects in foreign exchange rates and a decrease in revenue from oil surcharges and a planned decline in our vinyl profile business, as more fully described below. We expect our growth rates to converge with the Ducker growth rates during fiscal 2016. Our year-over-year results by reportable segment follows.

Changes Related to Operating Income by Reportable Segment:
Engineered Products

	For the Years Ended October 31,
	2015	2014	$ Change	% Change
	(Dollars in millions)
Net sales	$603.3	$595.4	$7.9	1%
Cost of sales	464.7	464.7	—	—%
Selling, general and administrative	55.0	57.1	(2.1)	(4)%
Depreciation and amortization	30.6	30.8	(0.2)	(1)%
Asset impairment charges	—	0.5	(0.5)	(100)%
Operating income	$53.0	$42.3	$10.7	25%
Operating income margin	9%	7%

Net Sales. Net sales increased $7.9 million, or 1%, for the twelve months ended October 31, 2015 compared to the same period in 2014. On a year-over-year basis, we experienced an $8.6 million increase in sales attributable to favorable pricing and an additional $9.7 million increase in sales associated with an increase in volume. Although we experienced a decrease in volume associated with a large customer for our vinyl extrusion business, the decline was more than offset by the contribution of other customers and a general increase in activity levels in 2015 relative to 2014. However, these gains were partially offset by the unfavorable effect of changes in foreign exchange rates which reduced sales by $7.8 million, due to movements of the United States dollar during 2015 relative to the euro and British pounds sterling, as well as a decline in revenues of $3.2 million associated with an oil surcharge on our butyl-based products (offset by a decrease in the cost of this commodity, which minimized the impact to our operating margin).
Cost of Sales. The cost of sales was consistent for the twelve months ended October 31, 2015 and 2014. However, for 2014, the results included a benefit associated with a decrease in warranty accruals of $3.0 million, of which $2.8 million related to a warranty reserve reversal for a certain spacer product for which claim activity had ceased. Excluding this warranty reversal, cost of sales would have decreased $3.0 million, or 1%. Consistent with the net sales discussion above, cost of sales was impacted by changes in sales volume and the resulting impact on product mix. Excluding the warranty reversal, the overall decrease in cost of sales was primarily attributable to lower year-over-year repair and maintenance costs for our vinyl extrusion business, reduced material costs attributable to lower commodity prices and renegotiated supplier agreements, as well as some favorable labor efficiencies, partially offset by higher health insurance and workers’ compensation insurance costs and increases in inventory reserves.
Selling, General and Administrative. Our selling, general and administrative expenses decreased by $2.1 million, or 4%, for the twelve months ended October 31, 2015 compared to the same period in 2014. The decrease in expense reflects selected headcount reductions and workforce realignments which occurred during 2014, resulting in severance accruals that did not recur in 2015.
Depreciation and Amortization. Depreciation and amortization expense decreased $0.2 million for the twelve months ended October 31, 2015 compared to the same period in 2014 as the incremental depreciation and amortization expense associated with property, plant and equipment and intangible assets placed into service during the trailing twelve months ended October 31, 2015, was offset by the run-off of depreciation expense associated with existing assets and disposals.
Asset Impairment Charges. We recorded an impairment loss of $0.5 million in April 2014 to reduce the value of a facility in Barbourville, Kentucky to market value as of April 30, 2014. This facility was subsequently sold in May 2014, resulting in an insignificant realized loss on the sale. No such impairment was incurred during the twelve months ended October 31, 2015.

Corporate & Other

	For the Years Ended October 31,
	2015	2014	$ Change	% Change
	(Dollars in millions)
Net sales	$—	$—	$—	—%
Cost of sales	(0.1)	(0.1)	—	—%
Selling, general and administrative	28.4	25.0	3.4	14%
Depreciation and amortization	1.3	3.1	(1.8)	(58)%
Operating loss	$(29.6)	$(28.0)	$(1.6)	6%
Cost of Sales. Cost of sales for Corporate & Other consists of the elimination of inter-segment profit in inventory and changes in the LIFO reserve and other costs.
Selling, General and Administrative. Our selling, general and administrative expenses increased $3.4 million, or 14%, for the twelve months ended October 31, 2015 compared to the same period in 2014, due primarily to an increase in transaction fees of $5.1 million associated with the acquisitions of HLP and Woodcraft. Partially offsetting this increase in expense was a decrease in long-term incentive compensation which fluctuates due to changes in the price of our common stock, reduced headcount and lower deferred compensation costs, partially offset by an increase in health insurance costs and incentive accruals based on earnings.
Depreciation and Amortization. Depreciation and amortization expense decreased $1.8 million, or 58%, for the twelve months ended October 31, 2015 compared to the same period in 2014, reflecting the discontinuance of an ERP project in 2013, for which certain assets remained in use for several months during fiscal year 2014, and therefore provided depreciation expense in 2014 that did not recur in 2015, and reflecting the normal run-off of depreciation expense associated with other related computer software, hardware and licensing through January 2015.
Changes related to Non-Operating Items:
Interest Expense. Interest expense increased $0.4 million for the twelve-month period ended October 31, 2015 compared to the same period in 2014 due to a higher debt balance under our revolving credit facility. We borrowed $92.0 million in June 2015 to facilitate the acquisition of HLP, of which $42.0 million had been repaid as of October 31, 2015.
Other, net. The increase in other net expense of $0.6 million for the twelve months ended October 31, 2015 compared to the same period in 2014 was due primarily to net foreign exchange transaction losses, including a realized loss of $0.2 million associated with an unhedged foreign currency position with regard to the borrowings to fund the HLP transaction. The HLP entities were recapitalized in late 2015 in order to reduce our exposure to foreign currency rate changes.
Income Taxes. We recorded income tax expense of $7.6 million for the twelve months ended October 31, 2015, an effective rate of 32.6%, which included a discrete benefit of $0.8 million associated with the reversal of a liability for tax benefit associated with an uncertain tax position which stems from the 2008 spin-off of Quanex from a predecessor company. Excluding this discrete item, the effective tax rate would have been 36.0%. For the twelve months ended October 31, 2014, we recorded an income tax expense of $5.5 million, an effective rate of 39.6%, which included a discrete expense item of $0.7 million, net of tax, associated with the incorporation of a subsidiary in the United Kingdom. Excluding this discrete item, the effective tax rate would have been 34.9%. The remaining difference in the effective rates between these periods relates to the impact of the foreign tax rate differential and permanent items.
Income from Discontinued Operations, Net of Tax. During the twelve months ended October 31, 2015, we recorded a gain on involuntary conversion of $0.5 million, net of tax, associated with the receipt of insurance proceeds from a fire experienced by a Nichols facility in 2013. During the twelve months ended October 31, 2014, we recorded a gain on the sale of Nichols of $24.1 million, net of tax of $15.0 million as of April 1, 2014. Excluding this gain, we would have recorded a loss from discontinued operations during 2014 of $3.2 million. Of this amount, we recorded a loss of $5.1 million from operations for the period November 1, 2013 through April 1, 2014, reflecting relatively higher aluminum commodity prices resulting in lower throughput and lower volume, partially offset by the gain on involuntary conversion associated with the cold mill fire of $1.9 million, net of tax and impairment charge, received during 2014.

Comparison of the fiscal years ended October 31, 2014 and 2013
This table sets forth our consolidated results of operations for the twelve-month periods ended October 31, 2014 and 2013.

	For the Years Ended October 31,
	2014		2013		2014 vs. 2013
	Amounts	% of Sales	Amounts	% of Sales	$ Change	% Change
	(Dollars in millions)
Net sales	$595.4	100%	$554.9	100%	$40.5	7%
Cost of sales	464.6	78%	419.7	76%	44.9	11%
Selling, general and administrative	82.1	14%	99.0	18%	(16.9)	(17)%
Depreciation and amortization	33.9	6%	53.5	10%	(19.6)	(37)%
Asset impairment charges	0.5	—%	1.5	—%	(1.0)	(67)%
Operating income (loss)	14.3	2%	(18.8)	(3)%	33.1	176%
Interest expense	(0.6)	—%	(0.7)	—%	0.1	(14)%
Other, net	0.1	—%	0.2	—%	(0.1)	(50)%
Income tax (expense) benefit	(5.5)	(1)%	6.9	1%	(12.4)	(180)%
Income (loss) from continuing operations	$8.3	1%	$(12.4)	(2)%	$20.7	(167)%
Income from discontinued operations	$20.9	4%	$0.7	—%	$20.2	2,886%
Net income (loss)	$29.2	5%	$(11.7)	(2)%	$40.9	(350)%
Window shipments, derived from preliminary data provided by Ducker for the year-over-year twelve-month periods ended September 30, 2014 and 2013, reflect an overall growth rate of 5.3% compared to a growth rate of 5.4% for our year-over-year results during the same period, as adjusted for certain foreign and other results, including pro forma results for Alumco for the period November 1, 2012 through the date of acquisition, December 31, 2012, to be more comparable to Ducker.
Changes Related to Operating Income (Loss) by Reportable Segment:
Engineered Products

	For the Years Ended October 31,
	2014	2013	$ Change	% Change
	(Dollars in millions)
Net sales	$595.4	$554.9	$40.5	7%
Cost of sales	464.7	419.6	45.1	11%
Selling, general and administrative	57.1	57.2	(0.1)	—%
Depreciation and amortization	30.8	31.3	(0.5)	(2)%
Asset impairment charges	0.5	1.5	(1.0)	(67)%
Operating income	$42.3	$45.3	$(3.0)	(7)%
Operating income margin	7%	8%
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
Cost of Sales. The increase in cost of sales of $45.1 million, or 11%, for fiscal 2014 compared to fiscal 2013 correlates to a 7% increase in net sales, as described above. The primary reason for the decrease in margin during 2014 was related to a series of increases in the cost of resin, a major raw material used in our vinyl products. We also experienced labor inefficiencies partially attributable to delays associated with new extrusion lines, higher repair and maintenance costs, and freight costs. These increases in cost were partially offset by favorable material price variances for butyl, a commodity used for our IG spacer products, as well as other material savings. We recorded a decrease in warranty accruals of $3.0 million, of which $2.8 million related to a warranty accrual for a specific customer which was settled in December 2013. Furthermore, we continue to evaluate our cost structure to reduce overhead and align our staffing needs to maximize efficiency.
Selling, General and Administrative. Our selling, general and administrative expenses were consistent in 2014 compared to 2013.
Depreciation and Amortization. Depreciation and amortization expense decreased $0.5 million, or 2%, for fiscal 2014 compared to fiscal 2013 primarily due to the incremental depreciation and amortization expense associated with the Alumco acquisition, which had a larger impact on fiscal 2013, as many of the assets acquired had a relatively short useful life assigned, and due to the normal run-off of fixed assets and intangible assets which became fully depreciated during these periods. Partially offsetting these decreases in depreciation and amortization expense was the expense associated with assets placed into service during fiscal 2014, including the Greenville assets acquired in December 2013.
Asset Impairment Charges. We recorded an impairment loss of $0.5 million in April 2014 associated with a facility in Barbourville, Kentucky. This facility was subsequently sold in May 2014, resulting in an insignificant realized loss on the sale.
Corporate & Other

	For the Years Ended October 31,
	2014	2013	$ Change	% Change
	(Dollars in millions)
Net sales	$—	$—	$—	—%
Cost of sales	(0.1)	0.1	(0.2)	(200)%
Selling, general and administrative	25.0	41.8	(16.8)	(40)%
Depreciation and amortization	3.1	22.2	(19.1)	(86)%
Operating loss	$(28.0)	$(64.1)	$36.1	(56)%
Cost of Sales. Cost of sales for Corporate & Other consists of the elimination of inter-segment profit in inventory, changes in the LIFO reserve and other costs.
Selling, General and Administrative. Our selling, general and administrative expenses decreased $16.8 million, or 40%, for fiscal 2014 compared to fiscal 2013. Of this amount, $9.9 million represents the cost incurred in 2013 associated with our ERP implementation project which was ceased in August 2013. No such implementation costs were incurred for the comparative period in 2014. In addition, we reduced our headcount associated with the information technology structure that was originally built to support the ERP project; we streamlined our sales and marketing group; and we implemented selective headcount reductions. Costs associated with transaction fees totaled $0.5 million in 2014 compared to $1.0 million of such fees in 2013. Although our stock-based compensation expense declined year-over-year, this decline was offset by an increase in compensation cost associated with long-term incentive arrangements tied to the performance of our common stock. In addition, our incentive compensation costs increased in 2014 as a result of more favorable operating results year-over-year.
Depreciation and Amortization. Depreciation and amortization expense decreased $19.1 million, or 86%, for fiscal 2014 compared to fiscal 2013, primarily associated with the cessation of our ERP project in 2013. For the year ended October 31, 2013, we incurred incremental costs of $19.8 million of depreciation expense associated with the assets placed in service in conjunction with the ERP implementation. When the project ceased in August 2013, the remaining useful lives for the majority of the assets were accelerated to October 2013. Therefore, a relatively small amount of depreciation expense incurred in fiscal 2014 was associated with the ERP implementation effort.

Changes Related to Non-Operating Items:
Interest Expense. Interest expense decreased slightly during fiscal 2014 compared to fiscal 2013. During 2013, we borrowed $23.5 million to fund the Alumco acquisition and other working capital needs. This debt was retired within several months. No similar borrowings occurred during 2014.
Other, Net. Other, net expense was not significant during fiscal 2014 or fiscal 2013, and related primarily to net gains and losses on foreign currency exchange transactions and interest income.
Income Taxes. We recorded income tax expense associated with continuing operations of $5.5 million during fiscal 2014 compared to a tax benefit of $6.9 million during fiscal 2013. The change in tax expense was driven by the change in pre-tax income which totaled $13.8 million for the year ended October 31, 2014 compared to a pre-tax loss of $19.3 million for the year ended October 31, 2013, reflecting an effective tax rate of 39.6% and 35.7% for the respective years. Additional items impacting the effective rate were the foreign tax rate differential, the effect of permanent book-to-tax differences, return to actual results and a discrete item totaling $1.1 million in 2014 associated with the incorporation a branch in the United Kingdom as a subsidiary. In addition, we implemented certain tax strategies during 2014 which we believe will favorably reduce our effective rate in future periods, but had an unfavorable impact on the deferred tax rate for fiscal 2014.
Income from Discontinued Operations. We sold Nichols on April 1, 2014 and recorded a gain on the sale of $24.1 million, net of tax of $15.0 million. Excluding this gain, the loss from discontinued operations would have been a loss of $5.1 million for the period from November 1, 2013 (start of the fiscal year) through the date of sale, April 1, 2014, compared to income of $0.7 million for the year ended October 31, 2013. The results for Nichols prior to the sale in 2014 reflected the unfavorable impact of aluminum commodity prices, which contributed to lower throughput and lower volume, partially offset by the gain on involuntary conversion associated with the cold mill fire. The results for Nichols in 2013 include a full-year of activity.
Liquidity and Capital Resources
Overview

Historically, our principal sources of funds were cash on hand, cash flow from operations, and borrowings under our $150 million Senior Unsecured Revolving Credit Facility (the Credit Facility).  As of October 31, 2015 we had $23.1 million of cash and equivalents, $86.6 million available under the Credit Facility and outstanding letters of credit of $5.9 million, which included $50.0 million of borrowings outstanding under our Credit Facility and $6.9 million outstanding under capital leases and other debt vehicles.
On November 2, 2015, we acquired Woodcraft, a manufacturer of cabinet doors and other components supplying OEMs in the kitchen and bathroom cabinet industry, for which we paid $245.9 million in cash, net of cash acquired, subject to a working capital true-up and including certain holdbacks with regard to potential indemnity claims, as more fully described in the accompanying notes to consolidated financial statements (Note 22, “Subsequent Events”). We expect this acquisition to generate incremental earnings and cash flows for fiscal 2016.
In order to fund this acquisition, we entered into a commitment letter arrangement on August 30, 2015, with Wells Fargo Bank, National Association (“Wells Fargo”) and Wells Fargo Securities, LLC, through which Wells Fargo committed to provide us with senior secured credit facilities of $410.0 million consisting of an asset-based lending (ABL) revolving credit facility of $100.0 million (for which the borrowing base would be determined monthly) and a term loan facility of $310.0 million. This facility was syndicated in October 2015, and a consortium of banks and investors agreed to provide the funding for this credit facility, with Wells Fargo as Administrative Agent. On November 2, 2015, we borrowed $310.0 million under the term loan facility and $10.5 million under the ABL facility to fund the Woodcraft acquisition, to refinance and retire outstanding debt of $50.0 million under our then-existing credit facility and to pay fees associated with the new credit facility. We may borrow funds under this facility in the future to pay transaction related costs and to fund other general working capital needs. We recorded an expense charge of $0.5 million in November 2015 to write off the unamortized deferred financing fees associated with our prior credit facility.
Cash and cash equivalents decreased by $97.3 million during the year ended October 31, 2015 due primarily to the acquisition of HLP, the purchase of treasury shares, use of capital to invest in our manufacturing facilities, payment of dividends to our shareholders and funding on-going operational activities.

Analysis of Cash Flow
The following table summarizes our cash flow results for the years ended October 31, 2015, 2014 and 2013:

	Year Ended October 31,
	2015	2014	2013
	(In millions)
Cash flows provided by operating activities	$67.1	$20.8	$43.5
Cash flows (used in) provided by investing activities	(160.1)	74.1	(59.7)
Cash flows used in financing activities	$(4.6)	$(24.5)	$(4.9)
Operating Activities
Cash provided by operating activities increased $46.3 million for the year ended October 31, 2015 compared to the year ended October 31, 2014. To a large extent, this year-over-year change is due to the sale of the Nichols business on April 1, 2014, for which we incurred an operating loss for five months in 2014, resulting in a net loss before the gain on the sale of the business in April 2014, with no comparable activity for fiscal year 2015. As permitted by GAAP, we combined the Nichols discontinued operations with our continuing operations for cash flow presentation, which resulted in significant changes in working capital items such as inventory, receivables and payables. In addition, the overall increase in operating cash flow in 2015 reflects higher net income, partially attributable to the contribution of HLP for the period from the date of acquisition, June 15, 2015 through October 31, 2015, and increased cash receipts associated with incremental sales. Other items impacting the operating cash flow during 2015 is our investment in inventory, funding of pension commitments and the timing associated with receivable collections and payables. We expect the Woodcraft acquisition to impact working capital, and to reduce the variability of operating cash flows between quarters as Woodcraft in general tends to experience less seasonality during the fiscal year. However, the increase in debt to fund the Woodcraft acquisition will increase our interest costs and have a negative impact on cash flow from operating activities.
Cash provided by operating activities decreased by $22.7 million for the year ended October 31, 2014 compared to the year ended October 31, 2013. As discussed above, a portion of this decrease is attributable to the Nichols business which was sold on April 1, 2014, for which there were five months of activity in 2014 compared to a full-year for 2013. The overall decline in operating cash flow also reflects an incremental investment in inventory, as management built inventory in preparation for the busy season in 2014, but the inventory build was in excess of the amount sold, a decrease in long-term liabilities as payments were made related to long-term incentive arrangements for a retired officer and due to changes in, and the timing of, receivable collections and payables. These decreases in operating cash flow in 2014 were partially offset by an increase in net income, driven by an increase in revenues which generated more cash receipts.
Working capital was $84.0 million, $186.2 million and $114.4 million as of October 31, 2015, 2014 and 2013, respectively. The primary driver of the change in working capital is the change in cash on hand, with a decrease in 2015 reflecting the use of cash to purchase HLP and to acquire our own treasury stock through our share repurchase program. The overall increase in cash for 2014 reflected the receipt of cash from the sale of Nichols.
Investing Activities
Cash used for investing activities totaled $160.1 million for 2015 and cash provided by investing activities totaled $74.1 million for 2014, a net decrease of $234.2 million. Of this amount, $131.7 million was used to acquire HLP in 2015 and $107.4 million was provided from the sale of Nichols in 2014, less a net decrease in investment in capital expenditures year-over-year of $3.8 million, and a net decrease in insurance proceeds of $3.5 million related to the cold mill fire at Nichols.
Cash provided by investing activities totaled $74.1 million for 2014 and cash used for investing activities totaled $59.7 million for 2013, a net change of $133.8 million. The primary driver of this increase was net proceeds of $107.4 million from the sale of Nichols, an incremental decrease in cash used for acquisitions and capital expenditures of $16.9 million and $4.2 million for these periods, respectively, and an increase in cash of $4.8 million for insurance proceeds related to the cold mill fire at Nichols.
At October 31, 2015, we had firm purchase commitments of approximately $3.7 million for the purchase or construction of capital assets. We plan to fund these capital expenditures through cash from operations.

Financing Activities
Cash used for financing activities declined $19.9 million in 2015 compared to 2014. For 2015, the net use of cash of $4.6 million resulted from an inflow of cash from net debt borrowings of $49.0 million and use of $52.7 million to purchase treasury shares, with a remaining change of $0.9 million attributable to other financing activities. For 2014, we used cash on hand to purchase treasury shares totaling $22.3 million with no significant borrowings under our credit facilities, thereby resulting in a net increase in cash flow from financing activities in 2015 relative to 2014. This use of cash in 2014 also contributed to the increase in cash used for financing activities when comparing 2014 and 2013. For the years ended October 31, 2015, 2014 and 2013, we paid dividends to our shareholders of $5.5 million, $6.0 million and $5.9 million, respectively, and received cash from the exercise of employee stock options totaling $5.1 million, $3.2 million and $2.6 million, respectively.
Liquidity Requirements
Our strategy for deploying cash is to invest in organic growth opportunities, develop our infrastructure and make strategic acquisitions. Other uses of cash include paying cash dividends to our shareholders and opportunistically repurchasing our common stock. We have historically invested cash and cash equivalents in commercial paper with terms of three months or less. Prior to April 2014, we invested in overnight money market funds. The funds were diversified by security type across Treasuries, Government Agencies and Prime Corporate. These funds were all AAA-rated, approved by the National Association of Insurance Commissioners and compliant with Rule 2A-7 of the Investment Company Act of 1940. Our investments are diversified across multiple institutions that we believe are financially sound. To the extent we have excess cash which has not been applied to reduce our outstanding borrowings under our credit facilities, we intend to remain in commercial paper, highly rated money market funds, financial institutions and treasuries following a prudent investment philosophy. From time to time, to prepare for potential disruption in the money markets, we may temporarily move funds into operating bank accounts of highly-rated financial institutions to meet on-going operational liquidity requirements. We did not experience any material losses on our cash and marketable securities investments during the years ended October 31, 2015 and 2014. We maintain cash balances in foreign countries which totaled $11.8 million and $3.0 million as of October 31, 2015 and 2014. We do not intend to repatriate earnings of our foreign subsidiaries. However, we have capitalized HLP with funds on hand and borrowings under our prior credit facility. We anticipate that we will utilize cash flow from HLP to fund the operation in the United Kingdom, to repay a note arrangement implemented as part of the initial capitalization of the acquisition, and to fund future equity distributions.
We believe that we have sufficient funds and adequate financial resources available to meet our anticipated liquidity needs. Our cash position has changed due to the acquisitions of HLP and Woodcraft. We expect to use our cash flow from operations and borrowings under our credit facilities to fund operations for the next twelve months and the foreseeable future. We believe these sources of funding should be adequate to provide for our working capital requirements, capital expenditures, and dividends, while continuing to meet our debt service requirements.
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
On January 28, 2013, we replaced the Retired Facility by entering into the Credit Facility, a new $150 million senior unsecured revolving credit facility that had a five-year term, maturing on January 28, 2018, and which permitted aggregate borrowings at any time of up to $150 million, with a letter of credit sub-facility, a swing line sub-facility and a multi-currency sub-facility. Borrowings denominated in United States dollars bore interest at a spread above LIBOR or a base rate derived from the prime rate. Foreign denominated borrowings bore interest at a spread above the LIBOR applicable to such currencies. Subject to customary conditions, we could have requested that the aggregate commitments under the Credit Facility be increased by up to $100 million, with total commitments not to exceed $250 million.
The Credit Facility required us to comply with certain financial covenants, the terms of which are defined therein. Specifically, we must not permit, on a quarterly basis, our ratio of consolidated EBITDA to consolidated interest expense as defined (Minimum Interest Coverage Ratio), to fall below 3.00:1 or our ratio of consolidated funded debt to consolidated EBITDA, as defined (Maximum Consolidated Leverage Ratio), to exceed 3.25:1. The Maximum Consolidated Leverage Ratio is the ratio of consolidated EBITDA to consolidated interest expense, in each case for the previous four consecutive fiscal quarters. EBITDA is defined by the indenture to include pro forma EBITDA of acquisitions and to exclude certain items such as goodwill and intangible asset impairments and certain other non-cash charges and non-recurring items. Subject to our compliance with the covenant requirements, the amount available under the Credit Facility was a function of: (1) our trailing twelve month EBITDA; (2) the Minimum Interest Coverage Ratio and Maximum Consolidated Leverage Ratio allowed under the Credit Facility; and (3) the aggregate amount of our outstanding debt and letters of credit. As of October 31, 2015, we were in compliance with the financial covenants set forth in the Credit Facility, as indicated in the table below:

	Required		Actual
Minimum Interest Coverage Ratio	No less than	3.00:1	69.71:1
Maximum Consolidated Leverage Ratio	No greater than	3.25:1	0.92:1
The Credit Facility also contained certain limitations on additional indebtedness, asset or equity sales and acquisitions. The payment of dividends and other distributions was permitted, provided there is no event of default after giving effect to such transactions. If the counterparties to the Credit Facility were unable to fulfill their commitments, the funds available to us could have been reduced.
As of October 31, 2015, the amount available to us for use under the Credit Facility was limited to $86.6 million and we had outstanding letters of credit of $5.9 million. For the twelve-month period ended October 31, 2014, we did not borrow any amount under the Credit Facility, and thus had no outstanding borrowings at October 31, 2014. The weighted average interest rate on outstanding borrowings during the year ended October 31, 2015 was 1.28%. Our borrowing rates under the Credit Facility were 3.50% and 1.45% for the swing line sub facility and the revolver, respectively, at October 31, 2015. Our borrowing rates under the Credit Facility were 3.25% and 1.20% for the swing line sub facility and the revolver, respectively, at October 31, 2014.
On November 2, 2015, we refinanced and retired the Credit Facility by entering into a $310.0 Million Term Loan Credit Agreement and a $100.0 million ABL Credit Agreement (collectively the “New Credit Facilities”) with Wells Fargo, National Association, as Agent, and Bank of America, N.A. serving as Syndication Agent. The term loan portion of the New Credit Facilities matures on November 2, 2022, and requires quarterly principal payments equal to 0.25% of the aggregate borrowings. Interest is computed, at our election, based on a Base Rate plus applicable margin of 4.25%, or LIBOR plus applicable margin of 5.25% (with the stipulation that LIBOR cannot be less than 1%). In the event of default, outstanding borrowings will accrue interest at the Default Rate, as defined, which includes interest on outstanding borrowings at a per annum rate equal to 2% above the total per annum rate otherwise applicable. The term loan provides for incremental term loan commitments for a minimum principal amount of $25.0 million, up to an aggregate amount of $50.0 million, to the extent that such borrowings do not cause the Consolidated Senior Secured Leverage Ratio to exceed 3.00 to 1.00. The term loan agreement permits prepayment of the term loan of at least an aggregate amount of $5.0 million or any whole multiple of $1.0 million in excess thereof without penalty, except if such prepayment is made before November 2, 2016, we are subject to a fee equal to 1% of such prepayment. The ABL portion of the New Credit Facilities matures on November 2, 2020 with no stated principal repayment terms prior to maturity. Borrowing capacity and availability is determined based upon the dollar equivalent of certain working capital items, such as receivables and inventory, subject to eligibility as determined by Wells Fargo, National Association, as Administrative Agent, up to the facility maximum of $100.0 million. Interest is computed, at our election, on a grid as the Base Rate plus an Applicable Margin, as defined in the agreement, or LIBOR plus an Applicable Margin. The Applicable Margin is outlined in the following table:

Level	Average Aggregate Excess Availability	Applicable Margin Relative to Base Rate Loans	Applicable Margin Relative to LIBOR Rate Loans
I	> 66.7% of the Maximum Revolver Amount	0.50 percentage points	1.50 percentage points
II	< 66.7% of the Maximum Revolver Amount and ³ 33.3% of the Maximum Revolver Amount	0.75 percentage points	1.75 percentage points
III	< 33.3% of the Maximum Revolver Amount	1.00 percentage points	2.00 percentage points
With regard to the applicable margin calculation, Level I is applied for the period from November 2, 2015 to March 31, 2016.

In addition, the ABL portion of the New Credit Facility requires payment of a commitment fee (unused line fee) in accordance with the following table:

Level	Average Revolver Usage	Applicable Unused Line Fee Percentage
I	> 50% of the Maximum Revolver Amount	0.25 percentage points
II	< 50% of the Maximum Revolver Amount	0.375 percentage points

With regard to the unused line fee, Level II is applied for the period from November 2, 2015 to March 31, 2016.
The New Credit Facility contains restrictive debt covenants which include:

•
As of the last day of each fiscal quarter through October 30, 2017, our Consolidated Total Leverage Ratio, as defined in the agreement, must not exceed 4.50 to 1.00. For the last day of each fiscal quarter after October 30, 2017, this ratio cannot exceed 4.00 to 1.00;

•	As of the last day of each fiscal month, we must maintain a trailing twelve-month Consolidated Fixed Charge Coverage Ratio, as defined in the agreement, of at least 1.10 to 1.00;

•	If our ABL Revolver Usage, as defined, exceeds the Borrowing Base, we must repay the excess amount on an accelerated basis to bring down the borrowing level;

•
If we receive consideration for the sale of assets other than “permitted assets” or for any insurance or condemnation event related to the ABL collateral, we are required to repay this amount as an ABL prepayment; if such payment is received with regards to assets that are not related to the ABL collateral, then we are required to repay this amount as a term loan prepayment;

•	For each year we have “Excess Cash Flow,” as defined, we are required to make a mandatory prepayment of the term loan calculated in accordance with the terms outlined in the credit agreement.

Furthermore, the New Credit Facility requires periodic reporting, as well as monthly borrowing base calculation pursuant to the ABL portion of the facility, and could restrict or limit our ability to engage in certain business activities such as: (1) future business acquisitions or liquidations; (2) incurring new indebtedness, liens or encumbrances; (3) merging or consolidating operations; (4) disposing of significant assets; (5) prepaying subordinated debt; (6) engaging in certain transactions with affiliates; or (7) modifying our incentive plans or governance documents, amongst other restrictions (including a limitation on annual dividend payments of $8.0 million).
Repurchases of Outstanding Securities
On September 5, 2014, our Board of Directors approved a stock repurchase program authorizing us to use up to $75.0 million to repurchase shares of our common stock. During the year ended October 31, 2014, we purchased 1,316,326 shares at a cost of $24.2 million under this program. During the year ended October 31, 2015, we purchased an additional 2,675,903 shares at a cost of $50.8 million. From inception of the program, we purchased 3,992,229 shares at a cost of $75.0 million, an average price of $18.77 per share. This program is now closed and no additional purchases are being made thereunder.
Contractual Obligations and Commercial Commitments
The following table summarizes our known contractual obligations and commitments as of October 31, 2015:

	Payments Due by Period
	Total	2016	2017-2018	2019-2020	Thereafter
Contractual Obligations:	(In thousands)
Long-term debt, including interest(1)(2)	$52,132	$825	$51,107	$200	$—
Capital Leases	7,292	2,413	3,583	1,296
Operating leases(3)	56,590	9,619	16,190	12,998	17,783
Unconditional purchase obligations(4)	3,700	3,700	—	—	—
Total contractual cash obligations(5)	$119,714	$16,557	$70,880	$14,494	$17,783

(1)	Interest on our long-term debt was computed using rates in effect at October 31, 2015.

(2)
Our outstanding borrowings under the credit facility are due at the maturity of the facility in 2018. In November 2015, we refinanced this facility with new credit facilities which extended the payment terms beyond fiscal 2020.

(3)	Operating leases include facilities, light vehicles, forklifts, office equipment and other operating equipment.

(4)	The unconditional purchase obligation consists of the purchase of miscellaneous parts.

(5)	This table excludes tax reserves recorded in accordance with ASC Topic 740 “Income Taxes,” as we are unable to reasonably estimate the timing of future cash flows related to these reserves.
During fiscal 2016, we expect to contribute approximately $2.3 million to our pension plan to meet our 100% funding threshold and maintain minimum contribution requirements. Pension contributions beyond 2016 cannot be determined since the amount of any contribution is heavily dependent on the future economic environment and investment returns on pension plan assets. Obligations are based on current and projected obligations of the plans, performance of the plan assets, if applicable, and any participant contributions. At October 31, 2015, we have recorded a long-term liability for deferred pension and postretirement benefits totaling $5.7 million. We believe the effect of the plans on liquidity is not significant to our overall financial condition.
Our supplemental benefit plan and deferred compensation plan liabilities fluctuate based on changes in the market value of certain equity securities, including our common stock. As of October 31, 2015, our liability under the supplemental benefit plan and the deferred compensation plan was approximately $1.7 million and $3.3 million, respectively.
The following table reflects other commercial commitments or potential cash outflows that may result from a contingent event.

	Amount of Commitment Expiration per Period
	Total	2016	2017-2018	2019-2020	Thereafter
Other Commercial Commitments:	(In thousands)
Standby letters of credit	$5,901	$5,901	$—	$—	$—
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as such term is defined in the rules promulgated by the SEC, that we believe would be material to investors and for which it is reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Effects of Inflation
Although inflation does impact the cost of raw materials, labor and overhead, we are generally able to recover this cost through pricing. The effect of price inflation in the United States in 2015 as compared to prior years has remained relatively low. Furthermore, inflation on labor rates has been relatively consistent when comparing 2015 to 2014. Therefore, we believe inflation has not had a significant effect on our earnings or financial position.
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
Revenue Recognition
We recognize revenue when products are shipped and title has passed to the customer. Revenue is deemed to be realized or earned when the following criteria is met: (a) persuasive evidence that a contractual sales arrangement exists; (b) delivery has occurred; (c) the price to the buyer is fixed or determinable; and (d) collection is reasonably assured. Sales allowances and customer incentives are treated as reductions to revenue and are provided for based on historical experience and current estimates.

Allowance for Doubtful Accounts
We record trade accounts receivable at billed amounts, less an allowance for doubtful accounts. This allowance is established to estimate the risk of loss associated with our trade receivables which may arise due to the inability of our customers to pay or due to changes in circumstances. The allowance is maintained at a level that we consider appropriate based on factors that affect collectability, including: (a) historical trends of write-offs, recoveries and credit losses; (b) the credit quality of our customers; and (c) projected economic and market conditions. Different assumptions or changes in economic circumstances could result in changes to the allowance. Our historical bad debt expense for the fiscal year has approximated 0.1% of sales for the years ended October 31, 2015, 2014 and 2013. If bad debt expense increased by 1% of net sales, the impact on operating results for these years would have been a decrease in net income of $4.4 million, a decrease in net income of $3.6 million, and an increase in net loss of $3.6 million, respectively.
Business Combinations - Contingencies
We apply the acquisition method of accounting for business combinations in accordance with U.S. GAAP, which requires us to make use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the net assets and liabilities acquired. We use established valuation techniques and engage reputable valuation specialists to assist us with these valuations. However, there is a risk that we may not identify all pre-acquisition contingencies or that our estimates may not reflect the actual results when realized. We utilize a reasonable measurement period to record any adjustment related to the opening balance sheet (generally, less than one year). After the measurement period, changes to the opening balance sheet can result in the recognition of income or expense as period costs. To the extent these items stem from contingencies that existed at the balance sheet date, but are contingent upon the realization of future events, the cost is charged to expense at the time the future event becomes known. For example, we determined the value of an earn-out provision related to the HLP acquisition which is payable to the former owner based on a specified EBITDA percentage for a one-year period ended July 31, at his election, for one of the twelve-month periods ended July 31, 2016, 2017 or 2018. We used a probability-weighted estimate to value this liability, discounted using our incremental borrowing rate. We recognize the change in this liability as income/expense over time to reflect the time value of money and changes in the probability weighting of when the former owner elects a measurement period pay-out. Furthermore, this calculated estimate was based on forecasted earnings for HLP. If these estimates are not correct, the amount of the pay-out could fluctuate resulting in additional period costs at the time of pay-out.
Impairment or Disposal of Long-Lived Assets
Property, Plant and Equipment and Intangible Assets with Defined Lives
We make judgments and estimates in conjunction with the carrying value of our long-term assets, including property, plant and equipment, and identifiable intangibles. These judgments may include the basis for capitalization, depreciation and amortization methods and the useful lives of the underlying assets. In accordance with U.S. GAAP, we review the carrying values of these assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We determine that the carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value exceeds the sum of the undiscounted cash flows and after considering alternate uses for the asset, an impairment charge would be recorded in the period in which such review is performed. We measure the impairment loss as the amount by which the carrying amount of the long-lived asset exceeds its fair value. Fair value is determined by reference to quoted market prices in active markets, if available, or by calculating the discounted cash flows associated with the use and eventual disposition of the asset. Therefore, if there are indicators of impairment, we are required to make long-term forecasts of our future revenues and costs related to the assets subject to review. Forecasts require assumptions about demand for our products and future market conditions. Although there may be no indicators of impairment in the current period, unanticipated changes to assumptions or circumstances in future periods could result in an impairment charge in the period of the change. For the years ended October 31, 2014 and 2013, we recorded asset impairment charges related to assets held for sales as part of continuing operations totaling $0.5 million and $1.5 million. No impairment charges were incurred for the year ended October 31, 2015.
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
Goodwill
In accordance with U.S. GAAP, we review various qualitative factors to determine whether we believe there are indicators of impairment associated with goodwill or other indefinite lived intangible assets. If no impairment is indicated, no additional testing is required. Otherwise, we perform a goodwill impairment test annually as of August 31, or more often if there are indicators of impairment due to changes in circumstances or the occurrence of certain events. The test for impairment of goodwill requires a two-step approach as prescribed in ASC Topic 350 “Intangibles - Goodwill and Other” (ASC 350). The first step of the impairment test is to compare the carrying value of each reportable unit, including goodwill, to the fair value as determined using various valuation methods or a weighting of several such methods. If the fair value exceeds the carrying value, no further testing is required and there is no impairment charge. If the carrying value exceeds the fair value, a second step of the goodwill impairment test is required, whereby we compare the implied fair value of goodwill to its carrying value. The implied fair value of goodwill is determined by allocating the fair value of a reporting unit to the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination under which the consideration paid equals the calculated fair value of the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is recorded to the extent that the carrying amount of the goodwill exceeds the implied fair value of that goodwill for the particular reporting unit. We use the present value of future cash flows, discounted at our weighted average cost of capital, to determine fair value in combination with the market approach. Future cash flows are projected based upon our long-term forecasts by reportable unit and an estimated residual value. Our judgment is required in the estimation of future operating results and in determining the appropriate residual values of our reportable units. The residual values are determined by reference to an exchange transaction in an existing market for similar assets. Future operating results and residual values could reasonably differ from our estimates and a provision for impairment may be required in a future period depending upon such a change in circumstances or the occurrence of future events. Four of our five reportable units have goodwill and were tested at August 31, 2015. Three of these units are included in our Engineered Products segment and have goodwill balances of $12.6 million, $53.2 million and $2.8 million, and one unit is included in our International Extrusion segment with a goodwill balance of $61.2 million at October 31, 2015. We determined that the fair value of each of these reportable units well exceeded their respective book value (25% or greater), except with regard to the International Extrusion segment. The sole reportable unit in this segment is HLP, which was acquired six weeks before the annual testing date and therefore the carrying value of the net assets approximated fair value. We determined that our goodwill was not impaired and there have been no goodwill impairment charges recorded for the years ended October 31, 2015, 2014 or 2013.
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
Annually, we evaluate our tax positions to determine if there have been any changes in uncertain tax positions or if there has been a lapse in the statute of limitations with regards to such positions. During 2015, we reassessed and recognized our uncertain tax position with regard to our spin-off from our former parent in 2008, as a result of a no change letter received from the Internal Revenue Service in conjunction with an audit of our tax filings for the years ended October 31, 2012 and 2011. This recognition reduced the liability for uncertain tax positions by $4.0 million. Our liability for uncertain tax positions at October 31, 2015 totaled $0.6 million and related to certain state tax items regarding the interpretation of tax laws and regulations. The change in the liability between 2014 and 2013 was primarily due to the lapse of the statute of limitations.
We believe we will have taxable income in 2015 and sufficient taxable income in the future to fully utilize our deferred tax assets recorded as of October 31, 2015. There is a risk that our estimates related to the future use of loss carry forwards and our ability to realize our net deferred tax assets may not come to fruition, and that the results could materially impact our financial position and results of operations. In addition, we have recorded the benefit associated with the “patent box” deduction in the United Kingdom with regard to our operations at HLP. We believe that it is more likely than not that our deduction with regard to this position would be sustained upon examination. Our deferred tax assets at October 31, 2015 and 2014 totaled $34.9 million and $41.7 million, respectively, against which we had recorded a valuation allowance of $1.1 million and $1.4 million, respectively.
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
Inventory
We record inventory at the lower of cost or market value. Inventories are valued using the first-in first-out (FIFO) and last-in first-out (LIFO) methods. We use the dollar-value link chain LIFO method, and the LIFO reserve is calculated on a consolidated basis in a single consolidated pool. We recorded a benefit of approximately $0.1 million associated with the change in the LIFO reserve for each of the years ended October 31, 2015, 2014 and 2013. When we integrate acquisitions into our business we may value inventory utilizing either the LIFO or FIFO basis. Fixed costs related to excess manufacturing capacity have been expensed in the period, and therefore, are not capitalized into inventory. Inventory quantities are regularly reviewed and provisions for excess or obsolete inventory are recorded primarily based on our forecast of future demand and market conditions. Significant unanticipated changes to our forecasts or changes in the net realizable value of our inventory would require a change in the provision for excess or obsolete inventory. For the years ended October 31, 2015, 2014 and 2013, our inventory reserves excluding the LIFO reserve, are approximately 10%, 7%, and 8% of gross inventory, respectively. Assuming an increase in obsolescence equal to 1% of inventory, net income from continuing operations would have been reduced by $0.5 million and $0.4 million for the years ended October 31, 2015 and 2014, respectively, and net loss from continuing operations would have been increased by $0.3 million for the year ended October 31, 2013.
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
The effects of the decrease in selected assumptions, assuming no changes in benefit levels and no amortization of gains or losses for the pension plans in fiscal 2015, is shown below:

	Increase in Projected Benefit Obligation	Increase in Net Periodic Benefit Cost
Changes in Assumptions:	(Dollar amounts in thousands)
1% decrease in discount rate	$2,931	$332
1% decrease in expected long-term rate of return on plan assets	N/A	$250
As of October 31, 2015, our projected benefit obligation (PBO) and accumulated benefit obligation (ABO) exceeded the fair value of the plan assets by $4.9 million and $4.2 million, respectively. As a comparison, our PBO and ABO exceeded the fair value of plan assets by $3.7 million and $2.8 million, respectively, as of October 31, 2014. During fiscal 2015, we contributed approximately $2.8 million to the pension plan to continue to target a 100% funding threshold and to meet minimum contribution requirements. We expect to continue to fund at this level for fiscal 2016. Expected contributions are dependent on many variables, including the variability of the market value of the assets as compared to the obligation and other market or regulatory conditions. In addition, we take into consideration our business investment opportunities and our cash requirements. Accordingly, actual funding may differ greatly from current estimates.
Under U.S. GAAP, we are not required to immediately recognize the effects of a deviation between actual and assumed experience under our pension plan, or to revise our estimate as a result. This approach allows the favorable and unfavorable effects that fall within an acceptable range to be netted and disclosed as an unrecognized gain or loss. As of October 31, 2015 and 2014, a net actuarial loss of $5.5 million and $4.2 million, respectively, was included in our accumulated comprehensive income (loss). There were no net prior service costs or transition obligations for the years ended October 31, 2015 and 2014. The effect on fiscal years after 2015 will depend on the actual experience of the plans.
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
We have granted other awards which are linked to the performance of our common stock, but will settle in cash rather than the issuance of shares of our common stock. The value of these awards fluctuates with changes in our stock price, with the resulting gains or losses reflected in the period of the change. We have recorded current and non-current liabilities related to these awards reflected in our consolidated balance sheets at October 31, 2015 and 2014, included elsewhere within this Annual Report on Form 10-K.
In addition, we have granted performance share units which settle in cash and shares. These awards have vesting criteria based on a market condition (relative total shareholder return) and an internal performance condition (earnings per share growth). We utilize a Monte Carlo simulation model to value the market condition and our stock price on the date of grant to value the internal performance condition. We bifurcate the liability and equity portion of the awards (amounts expected to settle in cash and shares, respectively) and recognize expense ratably over the vesting period of three years.
Warranty Obligations
Our estimated obligations for product warranties are accrued concurrently when revenue is recognized. We record a provision for warranty obligations based on our historical experience and costs incurred for such obligations. We adjust our warranty reserve for current conditions and other factors that we deem appropriate. Our ability to estimate our warranty obligations is subject to uncertainties and limited, to some extent, by our operating history, which may not be sufficient for new products or changes to existing products. Our warranty reserves at October 31, 2015 and 2014 were $0.5 million and $0.7 million, respectively. Assuming a 10% increase in our warranty reserves, our net income would have decreased by $0.1 million for the years ended October 31, 2015 and 2014, respectively, and our net loss would have increased by $0.2 million for the year ended October 31, 2013.

Recent Accounting Pronouncements
In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendments require deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments apply to all entities that present a classified statement of financial position. This guidance becomes effective for fiscal years beginning after December 15, 2017. While we are not required to adopt this pronouncement until fiscal 2019, we may early adopt. We are currently evaluating the impact on our consolidated financial statements.
In September 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The amendments require recognition of adjustments to estimated amounts that are identified during the measurement period in the reporting period in which adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. The amendments also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date. This guidance becomes effective for fiscal years beginning after December 15, 2015. We expect to adopt this pronouncement in fiscal 2017, and are currently evaluating the impact on our consolidated financial statements.
In August 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-15, Interest-Imputation of Interest (Topic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. This ASU further clarifies the paragraphs within ASU 2015-03 (as discussed below) which describe the measurement of debt issuance costs related to line-of-credit arrangements. We expect to adopt this guidance during fiscal 2017, and we are currently evaluating the impact on our consolidated financial statements.
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
In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This amendment requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the treatment of debt discounts. This amendment further clarifies the paragraphs within ASU 2015-03 (as discussed below) which describe the measurement of debt issuance costs related to line-of-credit arrangements. This guidance becomes effective for financial statements issued for fiscal years beginning after December 15, 2015. We expect to adopt this guidance during fiscal 2017, and we are currently evaluating the impact on our consolidated financial statements.
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate whether conditions exist which raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date of the financial statements (or within one year of when the financial statements are available to be issued). If such conditions exist, disclosure is required of: (1) the principal conditions; (2) management’s evaluation of the significance of the conditions on the entity’s ability to meet obligations; and (3) management’s plans to alleviate this substantial doubt related to the ability to continue as a going concern. If management’s plans do not alleviate this substantial doubt, management must specifically disclose that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date of the financial statements (or the date the financial statements are available to be issued), in addition to the disclosure noted above. This guidance becomes effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. We expect to adopt this guidance during fiscal 2017. We do not expect this guidance to have a material impact on our consolidated financial statements.

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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This guidance prescribes a methodology to determine when revenue is recognizable and constitutes a principles-based approach to revenue recognition based on the consideration to which the entity expects to be entitled in exchange for goods or services.  In addition, this guidance requires additional disclosure in the notes to the financial statements with regard to the methodology applied.  This pronouncement becomes effective for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period, and will essentially supersede and replace existing revenue recognition rules in U.S. GAAP, including industry-specific guidance.  In July 2015, the FASB deferred implementation of this guidance to annual reporting periods beginning after December 15, 2017, and interim periods within that reporting period as discussed above.
In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This new guidance clarifies the definition of a discontinued operation as a disposal of a component of any entity, or a group of such components, which represent a strategic shift that has or will have a major effect on an entity’s operations and financial results.  This guidance should result in fewer applications of discontinued operations accounting treatment.  However, if such accounting treatment is required, the guidance requires additional footnote disclosures with regard to the major classes of line items constituting pretax profit or loss of the discontinued operation, a reconciliation of the major classes of assets and liabilities of the discontinued operation, and additional disclosure with regard to cash flows of the discontinued operation.  This guidance becomes effective for fiscal years beginning on or after December 15, 2014.  We expect to adopt this guidance during fiscal 2016 with no material impact on our consolidated financial statements.
In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which provides guidance related to the presentation of current and deferred income taxes on the balance sheet. In general, an entity must present an unrecognized tax benefit related to a net operating loss carryforward, similar tax loss or tax credit carryforward, as a reduction of a deferred tax asset, except in prescribed circumstances through which liability presentation would be appropriate. This guidance becomes effective for fiscal years beginning after December 15, 2013. We adopted ASU 2013-11 as of November 1, 2014, with no material impact on our consolidated financial statements.
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
Interest Rate Risk
Our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Based upon the balances of the variable rate debt at October 31, 2015, a hypothetical 1.0% increase or decrease in interest rates could result in approximately $0.5 million of additional pre-tax charges or credit to our operating results. This sensitivity is a result of outstanding revolver borrowings outstanding under the Credit Facility as of October 31, 2015. In connection with consummation of the Woodcraft merger, we borrowed an additional $320.5 million, of which $50.0 million was used to refinance existing credit facility borrowings, at variable rates that will result in higher interest costs. A theoretical 1% increase or decrease in interest rates following this debt issuance on November 2, 2015, would result in approximately $3.2 million of additional pre-tax charges or credit to our operating results.
Foreign Currency Rate Risk
Our international operations have exposure to foreign currency rate risks, primarily due to fluctuations in the Euro, the British pound sterling and the Canadian dollar. From time to time, we enter into foreign exchange contracts associated with our operations to manage a portion of the foreign currency rate risk.

The notional and fair market values of these positions at October 31, 2015 and 2014, were as follows:

		Notional as indicated		Fair Value in $
		October 31, 2015	October 31, 2014	October 31, 2015	October 31, 2014
Foreign currency exchange derivatives:		(In thousands)
Sell EUR, buy USD	EUR	8,076	4,907	$37	$68
Sell CAD, buy USD	CAD	280	331	$1	$1
Sell GBP, buy USD	GBP	226	—	$3	$—
Buy EUR, sell USD	EUR	807	—	$3	$—
Buy EUR, sell GBP	EUR	2	—	$—	$—
At October 31, 2015 and 2014, we held foreign currency derivative contracts hedging cross-border intercompany and commercial activity for our insulating glass spacer business. Although these derivatives hedge our exposure to fluctuations in foreign currency rates, we do not apply hedge accounting and therefore, the change in the fair value of these foreign currency derivatives is recorded directly to other income and expense in the accompanying consolidated statements of income (loss). To the extent the gain or loss on the derivative instrument offsets the gain or loss from the remeasurement of the underlying foreign currency balance, changes in exchange rates should have no effect. See Note 13, "Derivative Instruments", contained elsewhere herein.
We currently have an unhedged foreign currency position associated with the debt borrowed to facilitate the HLP acquisition. For the period from June 16, 2015 through October 31, 2015, we recorded a realized loss of $0.2 million, partially offset by an unrealized gain of $0.1 million at HLP related to this foreign currency exposure.
Commodity Price Risk
We purchase polyvinyl resin (PVC) as the significant raw material consumed in the manufacture of vinyl extrusions. We have a monthly resin adjuster in place with a majority of our customers and our resin supplier that is adjusted based upon published industry indices for resin prices for the prior month. This adjuster effectively shares the base pass-through price changes of PVC with our customers commensurate with the market at large. Our long-term exposure to changes in PVC prices is somewhat mitigated due to the contractual component of the resin adjuster program. However, we did not have resin adjusters in place during fiscal 2014 with regard to a portion of our volume sold to a few large customers. In addition, there is a level of exposure to short-term volatility due to the one month lag. Although we renegotiated certain contracts with customers to reinstate the resin adjuster, not all of our customers currently have such a cost adjuster in place. From time to time, we may lock in customer pricing for less than one year or make other customer concessions which result in us becoming exposed to fluctuations in resin pricing.

We maintain a petroleum-based materials surcharge on one of our major insulating glass spacer product lines. The surcharge is intended to offset the rising cost of products which are highly correlated to the price of oil including butyl and other oil-based raw materials. The surcharge is in place with the majority of our customers who purchase these products and is adjusted monthly based upon the 90-day average published price for Brent crude. This surcharge protects us from rising oil prices, but has a floor which can result in a loss of revenue if the price of oil drops below the floor, which has been the case during fiscal 2015. The oil-based raw materials that we purchase are subject to similar pricing schemes. As such, our long-term exposure to changes in oil-based raw material prices is significantly reduced under this surcharge program.

Similarly, Woodcraft includes a surcharge provision in the majority of its customer contracts to insulate against significant fluctuations in the price for various wood products used as the primary raw material for kitchen and bathroom cabinets.

Item 8. Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS

Quanex Building Products Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Quanex Building Products Corporation

We have audited the accompanying consolidated balance sheets of Quanex Building Products Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of October 31, 2015 and 2014, and the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity, and cash flow for the years ended October 31, 2015 and 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quanex Building Products Corporation and subsidiaries as of October 31, 2015 and 2014, and the results of their operations and their cash flows for the two years in the period ended October 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of October 31, 2015, based on the criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 15, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ GRANT THORNTON LLP

Houston, Texas
December 15, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Quanex Building Products Corporation
We have audited the internal control over financial reporting of Quanex Building Products Corporation (a Delaware corporation) and subsidiaries (collectively, the “Company”) as of October 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Flamstead Holdings Limited, a wholly-owned subsidiary, whose financial statements reflect total assets and revenues constituting 32% and 1% percent, respectively, of the related consolidated financial statement amounts as of and for the year ended October 31, 2015. As indicated in Management’s Report, Flamstead Holdings Limited was acquired during 2015. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Flamstead Holdings Limited.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended October 31, 2015, and our report dated December 15, 2015 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Houston, Texas
December 15, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Quanex Building Products Corporation
Houston, Texas

We have audited the consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity, and cash flow of Quanex Building Productions Corporation and subsidiaries (the "Company") for the year ended October 31, 2013 (the 2013 consolidated financial statements). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such 2013 consolidated financial statements, present fairly, in all material respects, the results of the Company’s operations and their cash flows for the year ended October 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
December 18, 2013 (December 12, 2014 as to the retrospective adjustments for discontinued operations discussed in Note 1; December 15, 2015 as the retrospective adjustments for change in the composition of reportable segments discussed in Note 18)

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
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
As permitted under the SEC rules, we have elected to exclude Flamstead Holdings Limited from management's assessment of effectiveness of internal controls as of October 31, 2015. Prior to acquisition by us on June 15, 2015, Flamstead Holdings Limited was a privately-held company incorporated in the United Kingdom, which reported financial results pursuant to accounting principles generally accepted in the United Kingdom, and, therefore, had no requirement to comply with the Sarbanes-Oxley Act of 2002. We are evaluating internal control procedures and expect to implement changes in internal controls over financial reporting to fully comply with the Sarbanes-Oxley Act of 2002 during fiscal 2016.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2015 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on this assessment, management has concluded that, as of October 31, 2015, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles based on such criteria.
Grant Thornton LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 43.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED BALANCE SHEETS
As of October 31, 2015 and 2014

	October 31,
	2015	2014
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$23,125	$120,384
Accounts receivable, net of allowance for doubtful accounts of $673 and $698 (Note 3)	64,080	55,193
Inventories, net (Note 4)	63,029	57,358
Deferred income taxes (Note 11)	14,024	21,442
Prepaid and other current assets	7,992	6,052
Total current assets	172,250	260,429
Property, plant and equipment, net of accumulated depreciation of $217,512 and $200,414 (Note 5)	140,672	109,487
Deferred income taxes (Note 11)	—	1,545
Goodwill (Note 6)	129,770	70,546
Intangible assets, net (Note 6)	120,810	70,150
Other assets	8,529	4,956
Total assets	$572,031	$517,113
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$47,778	$41,488
Accrued liabilities (Note 7)	37,364	32,482
Income taxes payable (Note 11)	747	107
Current maturities of long-term debt (Note 8)	2,359	199
Total current liabilities	88,248	74,276
Long-term debt (Note 8)	55,041	586
Deferred pension and postretirement benefits (Note 9)	5,701	4,818
Deferred income taxes (Note 11)	5,241	—
Liability for uncertain tax positions (Note 11)	564	4,626
Other liabilities	21,941	11,887
Total liabilities	176,736	96,193
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, no par value, shares authorized 1,000,000; issued and outstanding - none	—	—
Common stock, $0.01 par value, shares authorized 125,000,000; issued 37,609,563 and 37,632,032 respectively; outstanding 33,962,460 and 36,214,332, respectively	376	376
Additional paid-in-capital	250,937	249,600
Retained earnings	222,138	202,319
Accumulated other comprehensive loss	(10,049)	(5,708)
Less: Treasury stock at cost, 3,647,103 and 1,417,700 shares, respectively	(68,107)	(25,667)
Total stockholders’ equity	395,295	420,920
Total liabilities and stockholders' equity	$572,031	$517,113
See notes to consolidated financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
For the Years Ended October 31, 2015, 2014 and 2013

	Year Ended October 31,
	2015	2014	2013
	(In thousands, except per share amounts)
Net sales	$645,528	$595,384	$554,867
Cost and expenses:
Cost of sales (excluding depreciation and amortization)	499,097	464,584	419,733
Selling, general and administrative	86,536	82,150	98,969
Depreciation and amortization	35,220	33,869	53,521
Asset impairment charges	—	505	1,465
Operating income (loss)	24,675	14,276	(18,821)
Non-operating income (expense):
Interest expense	(991)	(562)	(621)
Other, net	(531)	92	170
Income (loss) from continuing operations before income taxes	23,153	13,806	(19,272)
Income tax (expense) benefit	(7,539)	(5,468)	6,888
Income (loss) from continuing operations	15,614	$8,338	$(12,384)
Income from discontinued operations, net of tax of $300, $13,115, and $390, respectively	479	20,896	681
Net income (loss)	$16,093	$29,234	$(11,703)

Basic earnings (loss) per common share:
Earnings (loss) from continuing operations	$0.46	$0.22	$(0.34)
Earnings from discontinued operations	0.01	0.57	0.02
Basic earnings (loss) per share	$0.47	$0.79	$(0.32)

Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations	$0.46	$0.22	$(0.34)
Earnings from discontinued operations	0.01	0.56	0.02
Diluted earnings (loss) per share	$0.47	$0.78	$(0.32)

Weighted-average common shares outstanding:
Basic	33,993	37,128	36,864
Diluted	34,502	37,679	36,864

Cash dividends per share	$0.16	$0.16	$0.16

See notes to consolidated financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended October 31, 2015, 2014 and 2013

	Year Ended October 31,
	2015	2014	2013
	(In thousands)
Net income (loss)	$16,093	$29,234	$(11,703)
Other comprehensive income (loss):
Foreign currency translation adjustments (loss) gain (pretax)	(3,595)	(1,840)	1,068
Foreign currency translation adjustments tax benefit	—	14	27
Change in pension from net unamortized (loss) gain (pretax)	(1,280)	(2,474)	2,997
Change in pension from net unamortized (loss) gain tax benefit (expense)	534	992	(1,193)
Total other comprehensive (loss) income, net of tax	(4,341)	(3,308)	2,899
Comprehensive income (loss)	$11,752	$25,926	$(8,804)

See notes to consolidated financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Years Ended October 31, 2015, 2014 and 2013

	Common Stock				Accumulated	Treasury Stock		Total
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Shares	Amount	Stockholders’ Equity
	(In thousands, except share amounts)
Balance at October 31, 2012	37,788,804	$378	$245,144	$193,105	$(5,299)	(816,302)	$(11,501)	$421,827
Net loss	—	—	—	(11,703)	—	—	—	(11,703)
Foreign currency translation adjustment (net of taxes of $27)	—	—	—	—	1,095	—	—	1,095
Change in pension from net unamortized gain (net of taxes of $1,193)	—	—	—	—	1,804	—	—	1,804
Common dividends ($0.16 per share)	—	—	—	(5,931)	—	—	—	(5,931)
Expense related to stock-based compensation	—	—	4,910	—	—	—	—	4,910
Stock options exercised	—	—	54	—	—	179,517	2,529	2,583
Tax benefit from share-based compensation	—	—	25	—	—	—	—	25
Restricted stock awards granted	—	—	(2,091)	—	—	148,400	2,091	—
Recognition of unrecognized tax benefit	—	—	—	2,102	—	—	—	2,102
Other	(135,165)	(1)	(400)	(117)	—	—	—	(518)
Balance at October 31, 2013	37,653,639	$377	$247,642	$177,456	$(2,400)	(488,385)	$(6,881)	$416,194
Net Income	—	—	—	29,234	—	—	—	29,234
Foreign currency translation adjustment (net of tax benefit of $14)	—	—	—	—	(1,826)	—	—	(1,826)
Change in pension from net unamortized gain (net of tax benefit of $992)	—	—	—	—	(1,482)	—	—	(1,482)
Common dividends ($0.16 per share)	—	—	—	(5,992)	—	—	—	(5,992)
Treasury shares purchased, at cost	—	—	—	—	—	(1,316,326)	(24,239)	(24,239)
Expense related to stock-based compensation	—	—	3,925	—	—	—	—	3,925
Stock options exercised	—	—	(1,071)	—	—	306,611	4,320	3,249
Tax benefit from share-based compensation	—	—	400	—	—	—	—	400
Restricted stock awards granted	3,000	—	(1,133)	—	—	80,400	1,133	—
Recognition of unrecognized tax benefit	—	—	—	1,629	—	—	—	1,629
Other	(24,607)	(1)	(163)	(8)	—	—	—	(172)
Balance at October 31, 2014	37,632,032	$376	$249,600	$202,319	$(5,708)	(1,417,700)	$(25,667)	$420,920
Net income	—	—	—	16,093	—	—	—	16,093
Foreign currency translation adjustment	—	—	—	—	(3,595)	—	—	(3,595)
Change in pension from net unamortized loss (net of tax benefit of $534)	—	—	—	—	(746)	—	—	(746)
Common dividends ($0.16 per share)	—	—	—	(5,515)	—	—	—	(5,515)
Treasury shares purchased, at cost	—	—	—	—	—	(2,675,903)	(50,761)	(50,761)
Expense related to stock-based compensation	—	—	4,266	—	—	—	—	4,266
Stock options exercised	—	—	(282)	(719)	—	327,700	6,110	5,109
Tax benefit from share-based compensation	—	—	(283)	—	—	—	—	(283)
Restricted stock awards granted	—	—	(2,211)	—	—	118,800	2,211	—
Recognition of unrecognized tax benefit	—	—	—	10,003	—	—	—	10,003
Other	(22,469)	—	(153)	(43)	—	—	—	(196)
Balance at October 31, 2015	37,609,563	$376	$250,937	$222,138	$(10,049)	(3,647,103)	$(68,107)	$395,295
See notes to consolidated financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
For the Years Ended October 31, 2015, 2014 and 2013

	Year Ended October 31,
	2015	2014	2013
	(In thousands)
Operating activities:
Net income (loss)	$16,093	$29,234	$(11,703)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	35,220	36,910	60,504
Loss on disposition of capital assets	495	586	449
Stock-based compensation	4,266	3,925	4,910
Deferred income tax expense (benefit)	5,204	14,246	(8,288)
Excess tax benefit from share-based compensation	(60)	(654)	(236)
Asset impairment charges	—	1,007	1,465
Gain on sale of discontinued operations	—	(39,122)	—
Gain on involuntary conversion	(1,263)	(2,408)	—
Other, net	(19)	2,105	781
Changes in assets and liabilities, net of effects from acquisitions:
Decrease (increase) in accounts receivable	2,668	484	(9,204)
Decrease (increase) decrease in inventory	9,805	(25,650)	12,791
(Increase) decrease in other current assets	(1,304)	(1,098)	1,622
(Decrease) increase in accounts payable	(2,862)	12,842	(5,903)
Decrease in accrued liabilities	(576)	(6,871)	(7,473)
Increase in income taxes	369	866	1,708
Decrease in deferred pension and postretirement benefits	(372)	(347)	(164)
(Decrease) increase in other long-term liabilities	(283)	(2,172)	1,574
Other, net	(294)	(3,105)	686
Cash provided by operating activities	67,087	20,778	43,519
Investing activities:
Net proceeds from sale of discontinued operations	—	107,431	—
Acquisitions, net of cash acquired	(131,689)	(5,161)	(22,096)
Capital expenditures	(29,982)	(33,779)	(37,931)
Proceeds from disposition of capital assets	264	832	340
Proceeds from property insurance claim	1,263	4,801	—
Cash (used for) provided by investing activities	(160,144)	74,124	(59,687)
Financing activities:
Borrowings under credit facility	117,000	—	23,500
Repayments of credit facility borrowings	(67,000)	—	(23,500)
Repayments of other long-term debt	(1,020)	(175)	(557)
Common stock dividends paid	(5,515)	(5,992)	(5,931)
Issuance of common stock	5,109	3,249	2,583
Excess tax benefit from share-based compensation	60	654	236
Debt issuance costs	(496)	—	(1,200)
Purchase of treasury stock	(52,719)	(22,281)	—
Other, net	—	86	—
Cash used for financing activities	(4,581)	(24,459)	(4,869)
Effect of exchange rate changes on cash and cash equivalents	379	207	(484)
(Decrease) increase in cash and cash equivalents	(97,259)	70,650	(21,521)
Cash and cash equivalents at beginning of period	120,384	49,734	71,255
Cash and cash equivalents at end of period	$23,125	$120,384	$49,734
See notes to consolidated financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations, Basis of Presentation and Significant Accounting Policies
Nature of Operations
Quanex Building Products Corporation is a component supplier for the window and door (fenestration) industry, which includes: (1) energy efficient window components that include flexible insulating glass spacers, (2) extruded vinyl profiles, (3) window and door screens, and (4) precision-formed metal and wood products for original equipment manufacturers (OEMs). In addition, we provide certain non-fenestration components and products, which include solar panel sealants, wood flooring, trim moldings, plastic decking, fencing, water retention barriers, hardware and conservatory roof components. Quanex Building Products Corporation serves a primary customer base in North America and also serves customers in international markets through operating plants in the United Kingdom and Germany, as well as through sales and marketing efforts in other countries.
Unless the context indicates otherwise, references to "Quanex", the "Company", "we", "us" and "our" refer to the consolidated business operations of Quanex Building Products Corporation and its subsidiaries.
Basis of Presentation and Principles of Consolidation
Our consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). We consolidate our wholly-owned subsidiaries and eliminate intercompany sales and transactions. We have no cost or equity investments in companies that are not wholly-owned. In our opinion, these audited financial statements contain all adjustments necessary to fairly present our financial position, results of operations and cash flows for the periods presented.
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
A summary of our significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:
Revenue Recognition
We recognize revenue when products are shipped and when title has passed to the customer. Revenue is deemed to be realized or earned when the following criteria are met: (a) persuasive evidence that a contractual sales arrangement exists; (b) delivery has occurred; (c) the price to the buyer is fixed or determinable; and (d) collection is reasonably assured. Sales allowances and customer incentives are treated as reductions to revenue and are provided for based on historical experience and current estimates.
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
Concentration of Credit Risk and Allowance for Doubtful Accounts
Certain of our businesses or product lines are largely dependent on a relatively few large customers. Although we believe we have an extensive customer base, the loss of one of these large customers or if such customers were to incur a prolonged period of decline in business, our financial condition and results of operations could be adversely affected. For the year ended October 31, 2015, each of two customers provided more than 10% of our consolidated net sales (11% and 14%). Each of two customers provided more than 10% of our consolidated net sales for the year ended October 31, 2014 (11% and 15%) and each of two customers provided more than 10% of our consolidated net sales for the year ended October 31, 2013 (11% and 18%). Amounts included in accounts receivable at October 31, 2015 and 2014 related to these customers totaled $8.3 million and $5.0 million at October 31, 2015 and $8.8 million and $7.0 million at October 31, 2014.
We have established an allowance for doubtful accounts to estimate the risk of loss associated with our accounts receivable balances. Our policy for determining the allowance is based on factors that affect collectability, including: (a) historical trends of

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

write-offs, recoveries and credit losses; (b) the credit quality of our customers; and (c) projected economic and market conditions. We believe our allowance is adequate to absorb any known or probable losses as of October 31, 2015.
Business Combinations
We apply the acquisition method of accounting for business combinations in accordance with U.S. GAAP, which requires us to make use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the net assets and liabilities acquired. We use established valuation techniques and engage reputable valuation specialists to assist us with these valuations.
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
The estimated useful lives of our primary asset categories at October 31, 2015 were as follows:

Useful Life (in Years)
Land improvements	7 to 25
Buildings	25 to 40
Building improvements	5 to 20
Machinery and equipment	2 to 15
Leasehold improvements are depreciated over the shorter of their estimated useful lives or the term of the lease.
Goodwill
We use the acquisition method to account for business combinations and to the extent that the purchase price exceeds the fair value of the net assets acquired, we record goodwill. In accordance with U.S. GAAP, we are required to evaluate our goodwill on a qualitative basis to determine if there are indicators of impairment. If there are no indicators, no further analysis is deemed necessary. However, if there are indicators of impairment or if events or circumstances indicate there may be a potential impairment, we perform an annual goodwill impairment test as of August 31, or more frequently if indicators of impairment exist. This impairment test requires a two-step approach as prescribed in ASC Topic 350 “Intangibles - Goodwill and Other” (ASC 350). The first step of the impairment test requires us to compare the fair value of each reporting unit to its carrying value including goodwill. To determine fair value of our reporting units, we use multiple valuation techniques including a discounted cash flow analysis, using the applicable weighted average cost of capital, in combination with a market approach. This test requires us to make assumptions about the future growth of our business and the market in general, as well as other variables such as the level of investment in capital expenditure, growth in working capital requirements and the terminal or residual value of our reporting units beyond the periods of estimated annual cash flows. We use a third-party valuation firm to assist us with this analysis. If the fair value of each reporting unit exceeds its carrying value, no further testing is required. Otherwise, we perform the second step of the impairment test whereby we compare the implied fair value of goodwill to its carrying value. The implied fair value of goodwill is determined by applying the acquisition method of accounting for a business combination to the reporting unit as if it were acquired. Under this method, the fair value of the reporting unit is deemed to be the purchase price. The assets and liabilities are recorded at their fair value and the remaining excess of fair value is the implied value of goodwill. An impairment loss is recorded to the extent that the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill. Our estimates of future cash flows and the residual values could differ from actual cash flows which may require a provision for impairment in a future period.
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

Warranty Obligations
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
Income Taxes
We record the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and the amounts reported in our consolidated balance sheets, as well as net operating losses and tax credit carry forwards. We evaluate the carrying value of the net deferred tax assets and determine whether we will be able to generate sufficient future taxable income to realize our deferred tax assets. We perform this review for recoverability on a jurisdictional basis, whereby we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence can be objectively verified. Cumulative losses in recent years is a significant piece of negative evidence that is difficult to overcome in determining that a valuation allowance is not needed against deferred tax assets. Thus, it is generally difficult for positive evidence regarding projected future taxable income exclusive of reversing taxable temporary differences to outweigh objective negative evidence of recent financial reporting losses. We recorded net income for the year ended October 31, 2015 and we believe we will fully realize our deferred tax assets, net of recorded valuation allowance. We project future taxable income using the same forecasts used to test long-lived assets and intangibles for impairment, scheduling out the future reversal of existing taxable temporary differences and reviewing our most recent financial operations. In the event the estimates and assumptions indicate we will not generate sufficient future taxable income to realize our deferred tax assets, we record a valuation allowance against a portion of our deferred tax assets.
We evaluate our on-going tax positions to determine if it is more-likely-than-not we will be successful in defending such positions if challenged by taxing authorities. To the extent that our tax positions do not meet the more-likely-than-not criteria, we record a liability for uncertain tax positions. Historically, we have recorded a liability for uncertain tax positions which stem from an unrecognized tax benefit from our 2008 spin-off from our predecessor parent company, as well as certain state tax items regarding the interpretation of tax laws and regulations. In January 2015, we reversed the liability for uncertain tax positions related to the 2008 spin-off based on the issuance of a no change letter from the Internal Revenue Service (Note 11, "Income Taxes"). We continue to evaluate our positions regarding various state tax interpretations at each reporting date, until the applicable statute of limitations lapse.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Foreign Currency Translation
Our consolidated financial statements are presented in our reporting currency, the United States dollar. Our German and United Kingdom operations are measured using the local currency as the functional currency. The assets and liabilities of our foreign operations which are denominated in other currencies are translated to United States dollars using the exchange rates as of the balance sheet date. Revenues and expenses are translated at the average exchange rates for the applicable period. The resulting translation adjustments are recorded as a component of accumulated other comprehensive loss on the consolidated balance sheets.
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
We have granted other awards which are linked to the performance of our common stock, but will settle in cash rather than the issuance of shares of our common stock. The value of these awards fluctuates with changes in our stock price, with the resulting gains or losses reflected in the period of the change.We have recorded current and non-current liabilities related to these awards reflected in the accompanying consolidated balance sheets at October 31, 2015 and 2014. See Note 15, “Stock-based Compensation.”
In addition, we have granted performance share units which settle in cash and shares. These awards have vesting criteria based on a market condition (relative total shareholder return) and an internal performance condition (earnings per share growth). We utilize a Monte Carlo simulation model to value the market condition and our stock price on the date of grant to value the internal performance condition. We bifurcate the liability and equity portion of the awards (amounts expected to settle in cash and shares, respectively) and recognize expense ratably over the vesting period of three years.
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
Supplemental Cash Flow Information
The following table summarizes our supplemental cash flow information for the years ended October 31, 2015, 2014 and 2013:

	Year Ended October 31,
	2015	2014	2013
	(In thousands)
Cash paid for interest	$830	$361	$431
Cash paid for income taxes	2,561	3,046	1,273
Cash received for income tax refunds	403	66	1,465
Noncash investing and financing activities:
Share value cancelled to satisfy tax withholdings	153	155	518
Recognition of unrecognized tax benefit	10,883	1,977	3,032
Asset retirement obligation	—	—	1,267
Debt assumed in acquisition	7,673	—	91
(Decrease) increase in capitalized expenditures in accounts payable and accrued liabilities	$(204)	$1,398	$1,249
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
Prior to April 1, 2014, we had two reportable business segments: (1) Engineered Products and (2) Aluminum Sheet Products. On April 1, 2014, we sold our interest in a limited liability company which held the assets of the Nichols Aluminum business (Nichols), the sole operating segment included in our Aluminum Sheet Products reportable segment, to Aleris International, Inc. (Aleris), a privately held Delaware corporation which provides aluminum rolled products and extrusions, aluminum recycling and specification aluminum alloy production. We received net proceeds of $107.4 million, which includes a working capital adjustment of $2.6 million which we paid in June 2014, resulting in a gain on the transaction of $24.1 million, net of related taxes of $15.0 million. We paid $0.4 million to reimburse Aleris for certain severance costs related to Nichols employee terminations in accordance with the purchase agreement, which reduced the pre-tax gain on the sale. We entered into a transition services agreement whereby we provided certain administrative services to Nichols through May 31, 2014, including information technology support, benefit administration and payroll services.
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
We have historically purchased rolled aluminum product from Nichols. We expect to continue to purchase aluminum from Nichols in the normal course of business. We considered whether these aluminum purchases and the services anticipated under the transition services agreement constituted significant continuing involvement with Nichols. Since these purchases are in the normal course of business and the services provided were for a relatively short period and are customary for similar transactions, we determined that this involvement was not deemed significant and does not preclude accounting for the transaction as a discontinued operation. Our purchases of aluminum product from Nichols for the years ended October 31, 2015, 2014 and 2013 were $9.5 million, $14.9 million and $12.6 million, respectively.
As of October 31, 2015, we recorded a receivable from Aleris of less than $0.1 million, which represented reimbursable costs, primarily associated with workers compensation and health insurance claims. We expect to continue to incur costs associated with these claims which will be reimbursable from Aleris.
In November 2013, Nichols experienced a fire at its Decatur, Alabama facility, which damaged a cold mill used to roll aluminum sheet to a desired thickness. The loss was insured, subject to a $0.5 million deductible. We capitalized $6.5 million to rebuild the asset, which was returned to service as of March 31, 2014. We incurred cost of $2.3 million associated with this loss, including an impairment of $0.5 million related to retirement of the asset, moving costs, outside service costs, clean-up and the deductible. This insurance claim was settled in July 2015. We received insurance proceeds of $6.1 million, of which $1.3 million was received in 2015, resulting in a recognized gain on involuntary conversion of $3.7 million.
The following table summarizes the operating results for Nichols for the years ended October 31, 2014 and 2013:

	Year Ended October 31,
	(in thousands)
	2014	2013
Net sales	$142,797	$410,381
Operating (loss) income	(5,094)	1,091
(Loss) income before income taxes, before gain on sale	(5,111)	1,071
Income tax benefit (expense), before gain on sale	1,947	(390)
Gain on sale, net of tax of $15,062	24,060	—
Net income	$20,896	$681
Basic earnings per common share	$0.57	$0.02
Diluted earnings per common share	$0.56	$0.02
Subsequent Events
We have evaluated events occurring after the balance sheet date for possible disclosure as a subsequent event through the date the financial statements were issued.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Acquisitions
HLP
On June 15, 2015, we acquired the outstanding ownership shares of Flamstead Holdings Limited, an extruder of vinyl linear products and manufacturer of other plastic products incorporated and registered in England and Wales, for $131.7 million in cash, net of cash acquired, debt assumed of $7.7 million and contingent consideration of $10.3 million, resulting in goodwill on the transaction of approximately $61.5 million. Following a pre-sale reorganization and purchase, Flamstead Holdings Limited owned 100% of the ownership shares of the following subsidiaries: HL Plastics Limited, Vintage Windows Limited, Wegoma Machinery Sales Limited, and Liniar Limited (collectively referred to as “HLP”) each of which is registered in England and Wales. The agreement contains an earn-out provision which is calculated as a percentage of earnings before interest, tax and depreciation and amortization for a specified period, as defined in the purchase agreement. Pursuant to this earn-out provision, the former owner can select a base year upon which to calculate the earn-out (one of the next three succeeding twelve-month periods ended July 31). For purposes of the preliminary purchase price allocation, the earn-out has been calculated using a probability weighting and has been adjusted for the time-value of money, with greater weight given to the third (and final) twelve-month period (when the earnings before interest tax depreciation and amortization is expected to be greatest).
We have assumed operating leases associated with the HLP acquisition for which our lessors are entities that were either wholly-owned subsidiaries or affiliates of Flamstead Holdings Limited prior to the pre-acquisition reorganization, and in which a former owner, who is now our employee, has an ownership interest. These leases include our primary operating facilities, a finished goods warehouse and a mixing plant. The lease for the manufacturing plant has a 20-year term which began in 2007, the lease for the warehouse has a 15-year term which began in 2012, and the lease for the mixing plant has a 13.5-year term which began in 2013. We have recorded rent expense of approximately $0.4 million pursuant to these agreements for the period June 15, 2015 to October 31, 2015. Commitments under these lease arrangements are included in our operating lease commitments disclosed in Note 12, Commitments and Contingencies.
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
For the period from the date of acquisition, June 15, 2015 through October 31, 2015, our consolidated operating results include revenues and net income totaling $42.2 million and $1.5 million, respectively, associated with HLP.
The preliminary purchase price has been allocated to the fair value of the assets acquired and liabilities assumed, as indicated in the table below. Although we believe our estimates of the fair value of the assets and liabilities acquired are accurate, these estimates are subject to change and may result in an increase or decrease in goodwill, particularly with regard to third-party valuations, during the measurement period. We have not yet finalized the valuations at October 31, 2015. This measurement period may extend up to one year from the acquisition date. Changes in the contingent consideration due to the passage of time and potential differences between projected and actual operating results for HLP for the earn-out period will be recorded as period costs as incurred. We recorded expense of $0.1 million related to the change in contingent consideration for the period from June 15, 2015 to October 31, 2015. In addition, we recorded certain adjustments related to the fair value of fixed assets, inventory and other assets resulting in a decrease in goodwill of $0.4 million during this period.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of Date of Opening Balance Sheet
(In thousands)
Net assets acquired:
Accounts receivable	$12,104
Inventory	16,015
Prepaid and other assets	722
Property, plant and equipment	27,394
Goodwill	61,524
Intangible assets	61,101
Other non-current assets	2,252
Accounts payable	(9,375)
Income taxes payable	(948)
Accrued expenses	(6,616)
Deferred tax liabilities	(14,492)
Net assets acquired	$149,681
Consideration:
Cash, net of cash and cash equivalents acquired	$131,689
Debt assumed in acquisition (capital leases)	7,673
Contingent consideration (earn-out)	10,319
$149,681

We are using recognized valuation techniques to determine the fair value of the assets and liabilities, including the income approach for customer relationships and trade names, and the cost approach to value patents, with a discount rate that reflects the risk of the expected future cash flows. The goodwill balance is not deductible for tax purposes.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Pro Forma Results
We calculated the pro forma impact of the acquisition of HLP on our operating results for the twelve months ended October 31, 2015. The following pro forma results give effect to this acquisition, assuming this transaction occurred on November 1 of the respective period.

	Pro Forma Results
	For the Years Ended
	October 31, 2015	October 31, 2014
	(In thousands)
Net sales	$704,461	$691,491
Income from continuing operations	$21,667	$18,064
Net income	$22,146	$38,960
Basic and diluted earnings per share	$0.65	$0.50
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
These pro forma results do not purport to be indicative of the results that would have been obtained had the acquisition of HLP been completed on November 1 of the respective period, or that may be obtained in the future.
Pro forma results of operations were omitted for the Greenville and Alumco acquisitions because these acquisitions were not deemed to be material to our results of operations for the years ended October 31, 2014 and 2013, respectively.
3. Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable consisted of the following as of October 31, 2015 and 2014:

	October 31,
	2015	2014
	(In thousands)
Trade receivables	$64,156	$55,274
Receivables from employees	9	1
Other	588	616
Total	$64,753	$55,891
Less: Allowance for doubtful accounts	673	698
Accounts receivable, net	$64,080	$55,193

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The changes in our allowance for doubtful accounts were as follows:

	Year Ended October 31,
	2015	2014	2013
	(In thousands)
Beginning balance as of November 1, 2014, 2013 and 2012, respectively	$698	$481	$977
Bad debt expense (benefit)	25	359	(70)
Amounts written off	(66)	(192)	(533)
Recoveries	16	50	107
Balance as of October 31,	$673	$698	$481
4. Inventories
Inventories consisted of the following at October 31, 2015 and 2014:

	October 31,
	2015	2014
	(In thousands)
Raw materials	$36,865	$36,751
Finished goods and work in process	32,206	25,558
Supplies and other	2,064	806
Total	$71,135	$63,115
Less: Inventory reserves	8,106	5,757
Inventories, net	$63,029	$57,358
The changes in our inventory reserve accounts were are follows for the years ended October 31, 2015, 2014 and 2013:

	Year Ended October 31,
	2015	2014	2013
	(In thousands)
Beginning balance as of November 1, 2014, 2013 and 2012, respectively	$5,757	$5,040	$5,605
Charged (credited) to cost of sales	2,853	960	(563)
Write-offs	(504)	(243)	(2)
Balance as of October 31,	$8,106	$5,757	$5,040
Fixed costs related to excess manufacturing capacity, if any, have been expensed in the period they were incurred and, therefore, are not capitalized into inventory. Our inventories at October 31, 2015 and 2014 were valued using the following costing methods:

	October 31,
	2015	2014
	(In thousands)
LIFO	$3,642	$5,122
FIFO	59,387	52,236
Total	$63,029	$57,358
For inventories valued using the LIFO method, replacement cost exceeded the LIFO value by approximately $1.3 million and $1.4 million as of October 31, 2015 and 2014, respectively. We liquidated LIFO layers during the year ended October 31, 2013, which resulted in a reduction of the LIFO reserve and a corresponding decrease to cost of sales of approximately $0.1 million for the year ended October 31, 2013. There were no liquidations of LIFO costing layers during the fiscal years ended October 31, 2015 and 2014.
We record LIFO reserve adjustments as corporate expenses so that our chief operating decision maker can review the operations of our operating segments on a consistent FIFO or weighted-average basis. We calculate our LIFO reserve adjustments on a consolidated basis in a single pool using the dollar-value link chain method.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
5. Property, Plant and Equipment
Property, plant and equipment consisted of the following at October 31, 2015 and 2014:

	October 31,
	2015	2014
	(In thousands)
Land and land improvements	$2,149	$2,121
Buildings and building improvements	50,050	47,283
Machinery and equipment	292,188	251,584
Construction in progress	13,797	8,913
Property, plant and equipment, gross	358,184	309,901
Less: Accumulated depreciation	217,512	200,414
Property, plant and equipment, net	$140,672	$109,487
Depreciation expense for continuing operations for the years ended October 31, 2015, 2014, and 2013 was $26.2 million, $24.8 million and $44.6 million, respectively.
Assets recorded under capital leases had a historical cost of $9.4 million and $0.2 million, respectively, and accumulated depreciation of $0.6 million and $0.1 million, respectively as of October 31, 2015 and 2014. Depreciation expense related to these assets totaled $0.5 million, $0.1 million and $0.1 million for the periods ended October 31, 2015, 2014 and 2013, respectively. Refer to Note 8, Debt and Capital Lease Obligations for additional information on capital leases.
If there are indicators of potential impairment, we evaluate our property, plant and equipment for recoverability over the remaining useful lives of the assets. We recorded asset impairment charges related to specific assets that were held for sale for the years ended October 31, 2014 and 2013 as follows:

	Year Ended October 31,
	2015	2014		2013
	(In thousands)
Asset impairment charges	—	505	(1)	1,465	(2)

(1)	Related to the facility in Barbourville, Kentucky, which was sold in May 2014.
(2) Related to the write down of land in Arizona and the facility in Barbourville, Kentucky.

6. Goodwill and Intangible Assets
Goodwill
The change in the carrying amount of goodwill for the years ended October 31, 2015 and 2014 was as follows:

	Year Ended October 31,
	2015	2014
	(In thousands)
Beginning balance as of November 1, 2014 and 2013	$70,546	$71,866
Acquisitions	61,524	—
Foreign currency translation adjustment	(2,300)	(1,320)
Balance as of October 31,	$129,770	$70,546

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

We evaluated our goodwill balances for indicators of impairment and performed an annual goodwill impairment test to determine the recoverability of these assets. We have four reportable units with goodwill balances. Three of these units are included in our Engineered Products segment and have goodwill balances of $12.6 million, $53.2 million and $2.8 million, and one unit is included in our International Extrusion segment with a goodwill balance of $61.2 million at October 31, 2015. We determined that the fair value of each of these reportable units well exceeded their respective book value (25% or greater), except with regard to the International Extrusion segment. The sole reportable unit in this segment is HLP, which was acquired six weeks before the annual testing date and therefore the carrying value of the net assets approximated fair value. Therefore, we determined that our goodwill was not impaired. We did not incur an impairment charge for the years ended October 31, 2015, 2014 or 2013.
Identifiable Intangible Assets
Amortizable intangible assets consisted of the following as of October 31, 2015 and 2014:

	October 31, 2015	October 31, 2015		October 31, 2014
	Remaining Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(In thousands)
Customer relationships	15 years	$98,750	$24,628	$53,083	$19,700
Trademarks and trade names	13 years	58,916	23,416	44,722	20,343
Patents and other technology	6 years	25,881	15,158	25,244	13,228
Other	1 year	1,767	1,302	1,392	1,020
Total		$185,314	$64,504	$124,441	$54,291
We do not estimate a residual value associated with these intangible assets. Included in net intangible assets as of October 31, 2015 were customer relationships of $44.8 million, trade names of $13.8 million, and patents and other of $0.6 million related to the HLP acquisition, with original estimated useful lives of 20 years, 15 years, and approximately 13 years, respectively. These intangible assets will be amortized on a straight-line basis. While we believe the third-party valuations related to the HLP acquisition to be accurate, the purchase price allocation is preliminary, and therefore may be subject to change during the measurement period. See Note 2, "Acquisitions", included herewith.
The aggregate amortization expense associated with identifiable intangible assets for the years ended October 31, 2015, 2014 and 2013 was $10.2 million, $9.1 million and $8.9 million, respectively.

Estimated remaining amortization expense, assuming current intangible balances and no new acquisitions, for future fiscal years ending October 31, is as follows (in thousands):

Estimated Amortization Expense
2016	$12,350
2017	11,883
2018	11,635
2019	10,849
2020	9,788
Thereafter	64,305
Total	$120,810
We did not incur impairment losses related to our identifiable intangible assets during the years ended October 31, 2015, 2014 or 2013.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Accrued Liabilities

Accrued liabilities consisted of the following at October 31, 2015 and 2014:

	October 31,
	2015	2014
	(In thousands)
Payroll, payroll taxes and employee benefits	$16,928	$15,183
Accrued insurance and workers compensation	2,945	2,870
Sales allowances	6,216	4,764
Deferred compensation	331	330
Deferred revenue	987	610
Warranties	309	385
Audit, legal, and other professional fees	1,862	799
Accrued taxes	2,572	439
Accrued rent	196	316
Treasury share purchase accrual	—	1,959
Other	5,018	4,827
Accrued liabilities	$37,364	$32,482

8. Debt and Capital Lease Obligations
Long-term debt consisted of the following at October 31, 2015 and 2014:

	October 31,
	2015	2014
	(In thousands)
Revolving Credit Facility	$50,000	$—
City of Richmond, Kentucky Industrial Building Revenue Bonds	500	600
Capital lease obligations	6,900	185
Total debt	$57,400	$785
Less: Current maturities of long-term debt	2,359	199
Long-term debt	$55,041	$586
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
On January 28, 2013, we entered into a Senior Unsecured Revolving Credit Facility (the Credit Facility) that had a five-year term and permitted aggregate borrowings at any time of up to $150 million, with a letter of credit sub-facility, a swing line sub-facility and a multi-currency sub-facility. Borrowings denominated in United States dollars bore interest at a spread above LIBOR or a base rate derived from the prime rate. Foreign denominated borrowings bore interest at a spread above the LIBOR applicable to such currencies. Subject to customary conditions, we could have requested that the aggregate commitments under the Credit Facility be increased by up to $100 million, with total commitments not to exceed $250 million. The Credit Facility replaced our previous senior unsecured revolving credit facility (the Retired Facility) that was scheduled to expire on April 23, 2013.
The Credit Facility required us to comply with certain financial covenants, the terms of which were defined therein. Specifically, on a quarterly basis, we were not permitted to allow our ratio of consolidated EBITDA to consolidated interest expense

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

as defined (Minimum Interest Coverage Ratio), to fall below 3.00:1 or our ratio of consolidated funded debt to consolidated EBITDA, as defined (Maximum Consolidated Leverage Ratio), to exceed 3.25:1. The Maximum Consolidated Leverage Ratio is the ratio of consolidated EBITDA to consolidated interest expense, in each case for the previous four consecutive fiscal quarters. EBITDA was defined by the indenture to include proforma EBITDA of acquisitions and to exclude certain items such as goodwill and intangible asset impairments and certain other non-cash charges and non-recurring items. Subject to our compliance with the covenant requirements, the amount available under the Credit Facility was a function of: (1) our trailing twelve month EBITDA; (2) the Minimum Interest Coverage Ratio and Maximum Consolidated Leverage Ratio allowed under the Credit Facility; and (3) the aggregate amount of our outstanding debt and letters of credit. As of October 31, 2015, we were in compliance with the financial covenants set forth in the Credit Facility.
Effective June 15, 2015, in conjunction with the acquisition of HLP, we borrowed $92.0 million, at a weighted average borrowing rate of 1.28%, under the Credit Facility and subsequently repaid $42.0 million prior to October 31, 2015. As of October 31, 2015, we had outstanding revolver borrowings of $50.0 million, outstanding letters of credit of $5.9 million, and the remaining amount available to us for use under the Credit Facility was $86.6 million. Our current borrowing rates under the Credit Facility were 3.50% and 1.45% for the swing-line sub facility and the revolver, respectively, at October 31, 2015. As of October 31, 2014, the amount available to us for use under the Credit Facility was $140.7 million and we had outstanding letters of credit of $6.1 million. Our borrowing rates under the Credit Facility were 3.25% and 1.20% for the swing-line sub facility and the revolver, respectively, at October 31, 2014.
On November 2, 2015, we refinanced and retired the Credit Facility by entering into a $310.0 Million Term Loan Credit Agreement and a $100.0 million ABL Credit Agreement (collectively the “New Credit Facilities”) with Wells Fargo, National Association, as Agent, and Bank of America, N.A. serving as Syndication Agent. The term loan portion of the New Credit Facilities matures on November 2, 2022, and requires quarterly principal payments equal to 0.25% of the aggregate borrowings. Interest is computed, at our election, based on a Base Rate plus applicable margin of 4.25%, or LIBOR plus applicable margin of 5.25% (with the stipulation that LIBOR cannot be less than 1%). In the event of default, outstanding borrowings will accrue interest at the Default Rate, as defined, whereby the obligations will bear interest at a per annum rate equal to 2% above the total per annum rate otherwise applicable. The term loan provides for incremental term loan commitments for a minimum principal amount of $25.0 million, up to an aggregate amount of $50.0 million, to the extent that such borrowings do not cause the Consolidated Senior Secured Leverage Ratio to exceed 3.00 to 1.00. The term loan agreement permits prepayment of the term loan of at least an aggregate amount of $5.0 million or any whole multiple of $1.0 million in excess thereof without penalty, except if such prepayment is made as of November 2, 2016, we will pay a fee equal to 1% of such prepayment. The ABL portion of the New Credit Facilities matures on November 2, 2020 with no stated principal repayment terms prior to maturity. Borrowing capacity and availability is determined based upon the dollar equivalent of certain working capital items including receivables and inventory, subject to eligibility as determined by Wells Fargo, National Association, as Administrative Agent, up to the facility maximum of $100.0 million. Interest is computed, at our election, on a grid as the Base Rate plus an Applicable Margin, as defined in the agreement, or LIBOR plus an Applicable Margin. The Applicable Margin is outlined in the following table:

Level	Average Aggregate Excess Availability	Applicable Margin Relative to Base Rate Loans	Applicable Margin Relative to LIBOR Rate Loans
I	> 66.7% of the Maximum Revolver Amount	0.50 percentage points	1.50 percentage points
II	< 66.7% of the Maximum Revolver Amount and 33.3% of the Maximum Revolver Amount	0.75 percentage points	1.75 percentage points
III	< 33.3% of the Maximum Revolver Amount	1.00 percentage points	2.00 percentage points
With regard to the applicable margin calculation, Level I is applied for the period from November 2, 2015 to March 31, 2016.

In addition, the ABL portion of the New Credit Facilities requires payment of a commitment fee (unused line fee) in accordance with the following table:

Level	Average Revolver Usage	Applicable Unused Line Fee Percentage
I	> 50% of the Maximum Revolver Amount	0.25 percentage points
II	< 50% of the Maximum Revolver Amount	0.375 percentage points
With regard to the unused line fee, Level II is applied for the period from November 2, 2015 to March 31, 2016.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The New Credit Facility contains restrictive debt covenants which include: (1) as of the last day of each fiscal quarter through October 30, 2017, our Consolidated Total Leverage Ratio, as defined in the agreement, must not exceed 4.50 to 1.00. For the last day of each fiscal quarter after October 30, 2017, this ratio cannot exceed 4.00 to 1.00; (2) as of the last day of each fiscal month, we must maintain a trailing twelve-month Consolidated Fixed Charge Coverage Ratio, as defined in the agreement, of at least 1.10 to 1.00; (3) if our ABL Revolver Usage, as defined, exceeds the Borrowing Base, we must repay the excess amount on an accelerated basis to bring down the borrowing level; (4) if we receive consideration for the sale of assets other than “permitted assets” or for any insurance or condemnation event related to the ABL collateral, we are required to repay this amount as an ABL prepayment; if such payment is received with regards to assets that are not related to the ABL collateral, then we are required to repay this amount as a term loan prepayment; and (5) for each year we have “Excess Cash Flow,” as defined, we are required to make a mandatory prepayment of the term loan calculated in accordance with the terms outlined in the credit agreement.

Furthermore, the New Credit Facilities requires periodic reporting, as well as monthly borrowing base calculation pursuant to the ABL portion of the facility, and could restrict or limit our ability to engage in certain business activities such as: (1) future business acquisitions or liquidations; (2) incurring new indebtedness, liens or encumbrances; (3) merging or consolidating operations; (4) disposing of significant assets; (5) prepaying subordinated debt; (6) engaging in certain transactions with affiliates; or (7) modifying incentive plans or governance documents, amongst other restrictions (including a limitation on annual dividend payments of $8.0 million).
Other Debt Instruments
The City of Richmond, Kentucky Industrial Building Revenue Bonds are due in annual installments through October 2020. Interest is payable monthly at a variable rate. Interest rates on these bonds have ranged from 0.2% to 0.3% during the fiscal year ended October 31, 2015. The average interest rate during the fiscal years ended October 31, 2015 and 2014, was 0.2% . We have pledged the land, building and certain equipment used at the facility located in Richmond, Kentucky as collateral. In addition, we have issued a $0.5 million letter of credit under the Credit Facility which serves as a conduit for making the scheduled payments.
We maintain certain capital lease obligations related to equipment purchases. In conjunction with the acquisition of HLP, we assumed additional capital lease obligations of approximately $7.7 million. These capital lease obligations relate to equipment purchases and accrue interest at a weighted average rate of 5.7%, and extend through the year 2020. As of October 31, 2015, our obligations under the HLP capital leases total $6.9 million, of which $2.3 million is classified as the current portion of long-term debt and $4.6 million is classified as long-term debt on the accompanying consolidated balance sheet. Our non-HLP capital lease obligations at October 31, 2015 related to equipment purchases were at a weighted average interest rate of 4.6% and extended through 2020.
The table below presents the scheduled maturity dates of our long-term debt outstanding at October 31, 2015 (in thousands):

	Other Long Term Debt	Capital Lease Obligations	Aggregate Maturities
2016	$100	$2,258	$2,358
2017	100	2,030	2,130
2018	50,100	1,365	51,465
2019	100	963	1,063
2020	100	284	384
Thereafter	—	—	—
Total	$50,500	$6,900	$57,400

9. Retirement Plans
We have a number of retirement plans covering substantially all employees. We provide both defined benefit and defined contribution plans. In general, an employee’s coverage for retirement benefits depends on the location of employment.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Defined Benefit Plan
We have a non-contributory, single employer defined benefit pension plan that covers substantially all our domestic employees. Effective January 1, 2007, we amended this defined benefit pension plan to include a cash balance formula for all new salaried employees hired on or after January 1, 2007 and for any non-union employees who were not participating in a defined benefit plan prior to January 1, 2007. All salaried employees hired after January 1, 2007, are eligible to receive credits equivalent to 4% of their annual eligible wages. Some of the employees at the time of the amendment were “grandfathered” and are eligible to receive credits ranging up to 6.5% based upon a percentage of benefits received under our defined benefit plan prior to this amendment of the pension plan. Additionally, every year the participants will receive an interest related credit on their respective balance equivalent to the prevailing 30-year Treasury rate. For employees who were participating in this plan prior to January 1, 2007, the benefit formula is a more traditional formula for retirement benefits, whereby the plan pays benefits to employees upon retirement, using a formula which considers years of service and pensionable compensation prior to retirement. Of our pension plan participants, 99% have their benefit determined pursuant to the cash balance formula.
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

	October 31,
	2015	2014
	(In thousands)
Change in Benefit Obligation:
Beginning balance as of November 1, 2014 and 2013, respectively	$29,070	$26,239
Service cost	3,288	3,313
Interest cost	1,026	1,063
Actuarial loss	38	2,213
Benefits paid	(1,925)	(3,188)
Administrative expenses	(462)	(570)
Projected benefit obligation at October 31,	$31,035	$29,070
Change in Plan Assets:
Beginning balance as of November 1, 2014 and 2013, respectively	$25,329	$23,607
Actual return on plan assets	390	1,340
Employer contributions	2,800	4,140
Benefits paid	(1,925)	(3,188)
Administrative expenses	(462)	(570)
Fair value of plan assets at October 31,	$26,132	$25,329
Non current liability - Funded Status	$(4,903)	$(3,741)
As of October 31, 2015 and 2014, included in our accumulated comprehensive loss was a net actuarial loss of $5.5 million and $4.2 million, respectively. There were no net prior service costs or transition obligations for the years ended October 31, 2015 and 2014.
As of October 31, 2015 and 2014, the accumulated benefit obligation was $30.3 million and $28.1 million, respectively. The accumulated benefit obligation is the present value of pension benefits (whether vested or unvested) attributed to employee service rendered before the measurement date, and based on employee service and compensation prior to that date. The accumulated benefit obligation differs from the projected benefit obligation in that it includes no assumption about future compensation levels.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The net periodic benefit cost for the years ended October 31, 2015, 2014 and 2013, was as follows:

	Year Ended October 31,
	2015	2014	2013
	(In thousands)
Service cost	$3,288	$3,313	$3,820
Interest cost	1,026	1,063	786
Expected return on plan assets	(1,791)	(1,722)	(1,400)
Amortization of net loss	—	—	370
Net periodic benefit cost	$2,523	$2,654	$3,576
The changes in plan assets and projected benefit obligations which were recognized in our other comprehensive loss for the years ended October 31, 2015, 2014 and 2013 were as follows:

	Year Ended October 31,
	2015	2014	2013
	(In thousands)
Net loss (gain) arising during the period	$1,439	$2,596	$(2,749)
Less: Amortization of net loss	$159	$—	$369
Total recognized in other comprehensive loss	$1,280	$2,596	$(3,118)
Measurement Date and Assumptions
We generally determine our actuarial assumptions on an annual basis, with a measurement date of October 31.
The following table presents our assumptions for pension benefit calculations for the years ended October 31, 2015, 2014 and 2013:

	For the Year Ended October 31,
	2015	2014	2013	2015	2014	2013
Weighted Average Assumptions:	Benefit Obligation			Net Periodic Benefit Cost
Discount rate	3.92%	3.64%	4.18%	3.64%	4.18%	3.29%
Rate of compensation increase	3.00%	3.00%	2.50%	3.00%	2.50%	2.50%
Expected return on plan assets	n/a	n/a	n/a	6.75%	7.25%	7.25%
The discount rate was used to calculate the present value of the projected benefit obligation for pension benefits. The rate reflects the amount at which benefits could be effectively settled on the measurement date. For the year ended October 31, 2015, we used a RATE: Link Model whereby target yields are developed from bonds across a range of maturity points, and a curve is fitted to those targets. Spot rates (zero coupon bond yields) are developed from the curve and used to discount benefit payments associated with each future year. This model assumes spot rates will remain level beyond the 30-year point. We determine the present value of plan benefits by applying the discount rates to projected benefit cash flows. For the years ended October 31, 2014 and 2013, we determined our discount rate based on a pension discount curve. The rate represents the single rate that, if applied to every year of projected benefits payments, would result in the same discounted value as the array of rates that comprise the pension discount curve. The change in discount rate methodology in 2015 is believed to provide a more precise estimate of the rate that should be applied to specific cash flows by period.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Plan Assets
The following tables provide our target allocation for the year ended October 31, 2015, as well as the actual asset allocation by asset category and fair value measurements as of October 31, 2015 and 2014:

	Target Allocation	Actual Allocation
	October 31, 2015	October 31, 2015	October 31, 2014
Equity securities	60.0%	60.0%	61.0%
Fixed income	40.0%	40.0%	39.0%

	Fair Value Measurements at
	October 31, 2015	October 31, 2014
	(In thousands)
Money market fund	$142	$307

Large capitalization	$8,367	$8,088
Small capitalization	3,114	3,034
International equity	2,831	2,773
Other	1,290	1,267
Equity securities	$15,602	$15,162

High-quality core bond	$5,186	$4,933
High-quality government bond	2,590	2,452
High-yield bond	2,612	2,475
Fixed income	$10,388	$9,860

Total securities(1)	$26,132	$25,329

(1)	Quoted prices in active markets for identical assets (Level 1).
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

Expected Benefit Payments and Funding
Our pension funding policy is to make the minimum annual contributions required pursuant to the plan. We accelerated contributions to target a 100% funding threshold. Additionally, we consider funding annual requirements early in the fiscal year to potentially maximize the return on assets. For the fiscal years ended October 31, 2015, 2014 and 2013, we made total pension contributions of $2.8 million, $4.1 million and $3.7 million, respectively.

During fiscal 2016, we expect to contribute approximately $2.3 million to the pension plan to reach targeted funding levels and meet minimum contribution requirements. This expected contribution level will be dependent on many variables, including the market value of the assets compared to the obligation, as well as other market or regulatory conditions. In addition, we consider the cash requirements of our business investment opportunities. Accordingly, actual funding amounts and the timing of such funding may differ from current estimates.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents the total benefit payments expected to be paid to participants by year, which includes payments funded from our assets, as well as payments paid from the plan for the year ended October 31, (in thousands):

Pension Benefits
2016	$2,790
2017	2,454
2018	2,567
2019	2,641
2020	2,747
2021 - 2024	15,227
Total	$28,426

Defined Contribution Plan
We also sponsor a defined contribution plan into which we and our employees make contributions. We match 50% up to the first 5% of employee annual salary deferrals. We do not offer our common stock as a direct investment option under these plans. For the years ended October 31, 2015, 2014 and 2013, we contributed approximately $1.7 million, $2.4 million and $2.9 million for these plans, respectively.
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

	October 31, 2015	October 31, 2014
	(In thousands)
Accrued liabilities	$49	$49
Deferred pension and postretirement benefits	798	1,077
Total	$847	$1,126
We also have supplemental benefit plans covering certain executive officers and a non-qualified deferred compensation plan covering members of the Board of Directors and certain key employees. As of October 31, 2015 and 2014, our liability under the supplemental benefit plan was approximately $1.7 million and $1.9 million, respectively, and our liability under the deferred compensation plan was approximately $3.3 million and $3.4 million, respectively. During 2014, we settled approximately $1.8 million and $3.5 million related to the supplemental benefit plan and the deferred compensation plan, respectively, as a result of the separation of three of our executive officers in 2013. As of October 31, 2015 and 2014, the current portion of these liabilities was recorded under the caption "Accrued Liabilities," and the long-term portion was included under the caption "Other Liabilities" in the accompanying balance sheets.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A reconciliation of the activity related to our accrued warranty, including both the current and long-term portions (reported in accrued liabilities and other liabilities, respectively, on the accompanying consolidated balance sheets) follows:

	Year Ended October 31,
	2015	2014
	(In thousands)
Beginning balance as of November 1, 2014, and 2013, respectively	$671	$3,684
Provision for warranty expense	207	782
Change in accrual for preexisting warranties	—	(3,400)
Warranty costs paid	(343)	(395)
Total accrued warranty	$535	$671
Less: Current portion of accrued warranty	309	385
Long-term portion at October 31,	$226	$286
11. Income Taxes
We provide for income taxes on taxable income at the statutory rates applicable. The following table summarizes the components of income tax expense from continuing operations for the years ended October 31, 2015, 2014 and 2013:

	Year Ended October 31,
	2015	2014	2013
	(In thousands)
Current
Federal	$49	$1,271	$2,902
State and local	216	532	780
Non-U.S.	2,070	2,535	846
Total current	2,335	4,338	4,528
Deferred
Federal	5,766	2,261	(10,498)
State and local	439	(258)	(980)
Non-U.S.	(1,001)	(873)	62
Total deferred	5,204	1,130	(11,416)
Total income tax provision (benefit)	$7,539	$5,468	$(6,888)
The following table reconciles our effective income tax rate to the federal statutory rate of 35% for the years ended October 31, 2015, 2014 and 2013:

	Year Ended October 31,
	2015	2014	2013
U.S. tax at statutory rate	35.0%	35.0%	35.0%
State and local income tax	2.3	2.3	3.0
Non-U.S. income tax	(1.5)	(0.1)	0.1
US tax on non US earnings	—	(0.3)	—
Deferred rate change	0.5	5.1	—
General business credits	(1.0)	(1.8)	0.8
Transaction costs	2.5	—	—
Uncertain tax positions	(3.4)	(1.2)	1.9
Change in valuation allowance	(0.5)	(1.0)	(2.8)
Other	(1.3)	1.6	(2.3)
Effective tax rate	32.6%	39.6%	35.7%

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The decrease in the 2015 effective tax rate is attributable to a discrete benefit item resulting from the reassessment of our uncertain tax position related to the 2008 spin-off of Quanex from a predecessor company in January 2015. Excluding this item, the effective tax rate was 36.0%. The 2014 effective rate was impacted by a change in the tax status of our facility in the United Kingdom (UK). On November 1, 2013, the assets of our UK branch were contributed to a newly formed wholly-owned UK subsidiary. This change resulted in a taxable charge that was booked as a discrete item in the first quarter of 2014. Excluding this discrete item, the 2014 effective tax rate was 34.9%.
Significant components of our net deferred tax assets were as follows:

	October 31,
	2015	2014
	(In thousands)
Deferred tax assets:
Employee benefit obligations	$13,220	$15,017
Accrued liabilities and reserves	3,354	1,742
Pension and other benefit obligations	2,956	2,676
Inventory	2,625	1,890
Loss and tax credit carry forwards	12,531	20,107
Other	187	268
Total gross deferred tax assets	34,873	41,700
Less: Valuation allowance	1,064	1,358
Total deferred tax assets, net of valuation allowance	33,809	40,342
Deferred tax liabilities:
Property, plant and equipment	8,303	7,472
Goodwill and intangibles	16,723	3,078
Total deferred tax liabilities	25,026	10,550
Net deferred tax assets	$8,783	$29,792

Uncertain tax position	—	6,805
	$8,783	$22,987

Deferred income tax (liabilities) assets, non-current	$(5,241)	$1,545
Deferred income tax assets, current	14,024	21,442
Net deferred tax assets	$8,783	$22,987
At October 31, 2015, operating loss carry forwards for tax purposes, mostly comprised of federal and state, were $56.2 million. The majority of such losses begin to expire in 2025. Tax credits available to offset future tax liabilities totaled $3.7 million and are not expected to be utilized within the next twelve months. We evaluate tax benefits of operating losses and tax credit carry forwards on an ongoing basis, including a review of historical and projected future operating results, the eligible carry forward period and other circumstances. We have recorded a valuation allowance for certain state net operating losses as of October 31, 2015 and 2014, totaling $1.1 million ($0.7 million net of federal taxes) and $1.4 million ($0.9 million net of federal taxes), respectively. In assessing the need for a valuation allowance, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table reconciles the change in the unrecognized income tax benefit for the years ended October 31, 2015, 2014 and 2013 (in thousands):

Unrecognized Income Tax Benefits
Balance at October 31, 2012	$15,759
Additions for tax positions related to the current year	14
Additions for tax positions related to the prior year	497
Lapse in statute of limitations	(3,032)
Balance at October 31, 2013	$13,238
Additions for tax positions related to the current year	—
Additions for tax positions related to the prior year	170
Lapse in statute of limitations	(1,977)
Balance at October 31, 2014	$11,431
Additions for tax positions related to the current year	—
Additions for tax positions related to the prior year	16
Reassessment of position	(10,883)
Balance at October 31, 2015	$564
As of October 31, 2015, our unrecognized tax benefit (UTB) relates to certain state tax items regarding the interpretation of tax laws and regulations. The total UTB at October 31, 2014 included the UTB associated with the 2008 spin-off and totaled $11.4 million. Of this amount, $4.6 million was recorded as a liability for uncertain tax positions and $6.8 million was recorded as deferred income taxes (non-current assets) on the accompanying consolidated balance sheet. In January 2015, we reassessed our unrecognized tax benefit related to the 2008 spin-off of Quanex from a predecessor company and recognized the full benefit of the tax positions taken. This reduced the liability for uncertain tax positions by $4.0 million and increased deferred income taxes (non-current assets) by $6.8 million and resulted in a non-cash increase in retained earnings of $10.0 million, with an increase in income tax benefit of $0.8 million. At October 31, 2015, $0.6 million is recorded as a liability for uncertain tax positions. The disallowance of the UTB would not materially affect the annual effective tax rate.
We, along with our subsidiaries, file income tax returns in the United States and various state jurisdictions as well as in the United Kingdom, Germany and Canada. In certain jurisdictions the statute of limitations has not yet expired. We generally remain subject to examination of our United States income tax returns for 2012 and subsequent years. We generally remain subject to examination of our various state and foreign income tax returns for a period of four to five years from the date the return was filed. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the state of the federal change.
Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. The final outcome of the future tax consequences of legal proceedings, if any, as well as the outcome of competent authority proceedings, changes in regulatory tax laws, or interpretation of those tax laws could impact our financial statements. We are subject to the effect of these matters occurring in various jurisdictions. We do not believe any of the UTB at October 31, 2015 will be recognized within the next twelve months.
Included in prepaid and other current assets on the accompanying consolidated balance sheets were income tax receivables of $0.4 million and $0.4 million as of October 31, 2015 and 2014, respectively.
The acquisition of Flamstead Holdings, Ltd in June 2015 established a noncurrent deferred tax liability of $13.2 million reflecting the book to tax basis difference in intangibles, fixed assets and inventory at the current UK tax rate of 20%.
Management has determined that the earnings of our foreign subsidiaries are not required as a source of funding for United States operations and we intend to indefinitely reinvest these funds in our foreign jurisdictions. If the investment in our foreign subsidiaries were completely realized, a potential gain of $20.0 million could exist resulting in an estimated residual United States tax liability of $5.6 million.
On September 13, 2013, the Internal Revenue Service issued final Tangible Property Regulations (TPR) under Internal Revenue Code (IRC) Section 162 and IRC Section 263(a), which prescribe the capitalization treatment of certain repair costs, asset betterments and other costs which could affect temporary deferred taxes. The regulations became effective for tax years

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

beginning on or after January 1, 2014. Pursuant to U.S. GAAP, as of the date of the issuance, the release of the regulations is treated as a change in tax law. The impact of this change in tax law was not material to our financial position or results of operations.
Our federal income tax returns for the tax years ended October 31, 2011 and 2012 were examined by the Internal Revenue Service and no adjustments were made.
12. Commitments and Contingencies
Operating Leases and Purchase Obligations
We have operating leases for certain real estate and equipment used in our business. Rental expense for the years ended October 31, 2015, 2014 and 2013 was $8.4 million, $6.9 million and $7.1 million, respectively. We sublease certain of our facilities as of October 31, 2015, pursuant to which we expect to receive future minimum non-cancelable rentals of $1.0 million.
We are a party to non-cancelable purchase obligations primarily for door hardware, primary and secondary steel and primary and secondary aluminum used in our manufacturing processes. We paid $8.1 million and $5.6 million pursuant to these arrangements for the years ended October 31, 2015 and 2014, respectively. These obligations total $3.7 million and $1.7 million at October 31, 2015 and 2014, respectively, and extend through fiscal 2016. Future amounts paid pursuant to these arrangements will depend, to some extent, on our usage.
The following table presents future minimum rental payments under operating leases with remaining terms in excess of one year at October 31, 2015 (in thousands):

Operating Leases
2016	$9,619
2017	8,718
2018	7,472
2019	7,051
2020	5,947
Thereafter	17,783
Total	$56,590
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Spacer Migration
We were notified by certain customers through our German operation that the vapor barrier employed on certain spacer products manufactured prior to March 2014 may fail and permit spacer migration in certain extreme circumstances. This product does not have a specific customer warranty, but we have received claims from customers related to this issue, which we continue to investigate. We incurred expenses of $1.8 million during 2014 associated with this issue, including an accrual of $1.2 million at October 31, 2014 for any asserted claim that we deemed to be reasonably possible and estimable. The balance of the accrual at October 31, 2015 was $1.1 million, reflecting payments of claims of $1.0 million, additional claims received of approximately $1.0 million and a translation adjustment of approximately $0.1 million. We recorded an insurance recovery related to this spacer migration issue which reduced the expense recognized during the year ended October 31, 2015 to approximately $0.6 million. We cannot estimate any future liability with regard to unasserted claims. However, we have received new claims during 2015 which we continue to investigate. We evaluate this reserve at each interim and year-end reporting date. We will investigate any future claims, but we are not obligated to honor any future claims.
Affordable Care Act
We are subject to the employer-shared responsibility requirements (more commonly referred to as the employer mandate) of the Affordable Care Act (ACA). The employer mandate requires us to offer health care insurance that meets minimum value and affordability requirements to our full-time employees and certain potential common law employees within a specified coverage threshold. Effective January 1, 2015, and for the calendar year ended December 31, 2015, we may be subject to a penalty in the form of an excise tax under the ACA if we do not meet these requirements. Furthermore, we must comply with the annual disclosure and reporting requirements. We are monitoring these requirements and have implemented mechanisms to achieve compliance.
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
We have not designated any of our derivative contracts as hedges for accounting purposes in accordance with the provisions under the Accounting Standards Codification topic 815 "Derivatives and Hedging" (ASC 815). Therefore, changes in the fair value of these contracts and the realized gains and losses are recorded in the consolidated statements of income (loss) for the years ended October 31, 2015, 2014 and 2013 were as follows (in thousands):

		Year Ended October 31,
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss):	2015	2014	2013
Foreign currency derivatives	Other, net	$654	$568	$(570)
We have chosen not to offset any of our derivative instruments in accordance with the provisions of ASC 815. Therefore, the assets and liabilities are presented on a gross basis on our accompanying consolidated balance sheets.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The fair values of our outstanding derivative contracts as of October 31, 2015 and 2014 were as follows (in thousands):

	October 31,
	2015	2014
Prepaid and other current assets:
Foreign currency derivatives	$44	$69
The following table summarizes the notional amounts and fair value of outstanding derivative contracts at October 31, 2015 and 2014 (in thousands):

		Notional as indicated		Fair Value in $
		October 31, 2015	October 31, 2014	October 31, 2015	October 31, 2014
Foreign currency derivatives:
Sell EUR, Buy USD	EUR	8,076	4,907	$37	$68
Sell CAD, Buy USD	CAD	280	331	1	1
Sell GBP, Buy USD	GBP	226	—	3	—
Buy EUR, Sell USD	EUR	807	—	3	—
Buy EUR, Sell GBP	EUR	2	—	—	—
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

•	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.
The following table summarizes the assets measured on a recurring basis based on the fair value hierarchy (in thousands):

	October 31, 2015				October 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Short-term investments	$—	$—	$—	$—	$69,975	$—	$—	$69,975
Foreign currency derivatives	—	44	—	44	—	69	—	69
Total assets	$—	$44	$—	$44	$69,975	$69	$—	$70,044
Liabilities
Contingent consideration	$—	$—	$10,414	$10,414	$—	$—	$—	$—
Total Liabilities	$—	$—	$10,414	$10,414	$—	$—	$—	$—
We held short-term investments (with an original maturity of three months or less) in commercial paper at October 31, 2014.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

We have included these investments as cash and cash equivalents in the accompanying consolidated balance sheets. These investments are measured at fair value based on active market quotations and are therefore classified as Level 1. All of our derivative contracts are valued using quoted market prices from brokers or exchanges and are classified within Level 2 of the fair value hierarchy. We liquidated our short-term investments as of June 2015 and used the proceeds, along with borrowings under our revolving credit facility, to acquire HLP. Contingent consideration of $10.4 million associated with the HLP acquisition is included above as a Level 3 measurement (see Note 2, "Acquisitions").
As of October 31, 2015 and 2014, we had approximately $2.4 million of certain property, plant and equipment that was recorded at fair value on a non-recurring basis and classified as Level 3. The fair value was based on broker opinions.
Carrying amounts reported on the balance sheet for cash, cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. Our outstanding debt was variable rate debt that re-prices frequently, thereby limiting our exposure to significant change in interest rate risk. As a result, the fair value of our debt instruments approximates carrying value at October 31, 2015 and 2014 (Level 3 measurement).
15. Stock-Based Compensation
We have established and maintain an Omnibus Incentive Plan (2008 Plan) that provides for the granting of restricted stock awards, stock options, restricted stock units, performance share awards and other stock-based and cash-based awards. The 2008 Plan is administered by the Compensation and Management Development Committee of the Board of Directors.
The aggregate number of shares of common stock originally authorized for grant under the 2008 Plan was 2,900,000. In February 2011 and February 2014, shareholders approved increases of the aggregate number of shares available for grant by 2,400,000 shares and 2,350,000 shares, respectively. Any officer, key employee and/or non-employee director or any of our affiliates is eligible for awards under the 2008 Plan. Our initial grant of awards under the 2008 Plan was on April 23, 2008. Historically, our practice has been to grant stock options and restricted stock units to non-employee directors on the last business day of each fiscal year, with an additional grant of options to each director on the date of his or her first anniversary of service. In May 2015, the Nominating & Corporate Governance Committee of our Board of Directors changed the structure of the annual grant to our directors to a grant of restricted stock units on the first day of the new fiscal year, November 1 and eliminated the stock option grant to the non -employee directors. Annually, pending approval by the Compensation & Management Development Committee of our Board of Directors in December, we grant stock options, restricted stock awards, restricted stock units and/or performance shares to employees. Occasionally, we may make additional grants to key employees at other times during the year.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of non-vested restricted stock awards activity during the years ended October 31, 2015, 2014 and 2013, follows:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value per Share
Non-vested at October 31, 2012	212,700	$16.08
Granted	148,400	18.83
Vested	(67,300)	16.21
Forfeited	(110,400)	17.40
Non-vested at October 31, 2013	183,400	17.46
Granted	83,400	17.67
Vested	(30,700)	17.45
Forfeited	(15,300)	19.25
Non-vested at October 31, 2014	220,800	17.42
Granted	118,800	20.17
Vested	(34,000)	15.12
Forfeited	(12,600)	19.57
Non-vested at October 31, 2015	293,000	$18.70
The total weighted average grant-date fair value of restricted stock awards that vested during the years ended October 31, 2015, 2014 and 2013 was $0.5 million, $0.5 million and $1.1 million, respectively. As of October 31, 2015, total unrecognized compensation cost related to unamortized restricted stock awards totaled $2.3 million. We expect to recognize this expense over the remaining weighted average period of 1.8 years.
Stock Options

Historically, stock options have been awarded to key employees, officers and non-employee directors. Effective May 2015, the director compensation structure was revised to eliminate the grant of stock options to non-employee directors. Officer stock options typically vest ratably over a three-year period with service and continued employment as the vesting conditions. Our stock options may be exercised up to a maximum of ten years from the date of grant. The fair value of the stock options is determined on the grant date and expensed over the vesting period resulting in an increase in additional paid-in-capital.
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

•
Expected Term – For stock options granted prior to July 1, 2013, we determined the expected term using historical information of our former parent company prior to the spin-off in 2008, with regards to option vesting, exercise behavior and contractual expiration, as we believed that this employee group was the most similar to our employee group. Separate groups of employees that have similar historical exercise behavior were considered separately. Effective July 1, 2013, we determined that we had sufficient historical data to estimate our expected term using our own data with regards to the exercise behavior, cancellations, retention patterns and remaining contractual terms. When analyzing these patterns and variables, we considered the stratification of the awards (large grants to relatively few employees versus smaller grants to many others), the age of certain employees with larger grants, the historical exercise behavior of the employee group, and fluctuations/volatility of our underlying common stock, as to whether the stock options are expected to be out-of-the-money. For our directors, stock options vested immediately, and, as such, the expected term approximated the contractual term, after adjusting for historical forfeitures. We believe our estimates are reasonable given these factors.

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
The following table summarizes the assumptions used to estimate the fair value of our stock options granted during the years ended October 31, 2015, 2014 and 2013.

	Year Ended October 31,
	2015	2014	2013
Weighted-average expected volatility	47.7%	55.3%	54.9%
Weighted-average expected term (in years)	5.6	6.1	5.3
Risk-free interest rate	1.6%	1.9%	1.0%
Expected dividend yield over expected term	1.0%	1.0%	1.0%
Weighted average grant date fair value	$8.40	$8.78	$8.75
The following table summarizes our stock option activity for the years ended October 31, 2015, 2014 and 2013.

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000s)
Outstanding at October 31, 2012	2,473,250	$14.57		$12,908
Granted	636,645	19.67
Exercised	(179,517)	14.39
Forfeited/Expired	(55,102)	18.01
Outstanding at October 31, 2013	2,875,276	15.64		$7,748
Granted	189,200	17.99
Exercised	(306,611)	19.27
Forfeited/Expired	(169,476)	18.71
Outstanding at October 31, 2014	2,588,389	16.21	6.2	$10,238
Granted	123,900	20.28
Exercised	(327,700)	15.59
Forfeited/Expired	(32,401)	20.21
Outstanding at October 31, 2015	2,352,188	16.46	5.4	$6,672
Vested or expected to vest at October 31, 2015	2,330,304	16.42	5.4	$6,664
Exercisable at October 31, 2015	1,970,550	$15.91	4.9	$6,424
Intrinsic value is the amount by which the market price of the common stock on the date of exercise exceeds the exercise price of the stock option. For the years ended October 31, 2015, 2014 and 2013, the total intrinsic value of our stock options that were exercised totaled $1.3 million, $2.7 million and $0.8 million, respectively. The total fair value of stock options vested during the years ended October 31, 2015, 2014 and 2013, was $2.8 million, $3.8 million and $3.2 million, respectively. As of October 31, 2015, total unrecognized compensation cost related to stock options was $1.4 million. We expect to recognize this expense over the remaining weighted average vesting period of 1 year.

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
The following table summarizes non-vested restricted stock unit activity during the years ended October 31, 2015, 2014 and 2013:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at October 31, 2012	161,000	$15.47
Granted	6,875	17.78
Vested	(12,875)	18.05
Forfeited	(54,000)	15.08
Non-vested at October 31, 2013	101,000	15.62
Granted	12,135	18.58
Vested	(29,635)	18.35
Forfeited	—	—
Non-vested at October 31, 2014	83,500	15.08
Granted	—	—
Vested	(83,500)	15.08
Forfeited	—	—
Non-vested at October 31, 2015	—	—
During the years ended October 31, 2015, 2014 and 2013, we paid $1.7 million, $0.5 million and $0.1 million, respectively, to settle restricted stock units. All outstanding restricted stock units awarded to officers and employees have vested as of October 31, 2015. The directors received a grant of restricted stock units on November 1, 2015, which vested immediately and will be paid upon each directors cessation of service as a director.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
In conjunction with the annual grants in December 2014 and 2013, we awarded 137,400 and 155,800 performance shares, respectively, of which 0% to 200% of these shares may ultimately vest, depending on the achievement of the performance conditions. During 2015, 9,200 of the performance shares issued in December 2013 were forfeited and 8,200 of the performance shares issued in December 2014 were forfeited. During 2014, 7,000 of the performance shares issued in December 2013 were forfeited. For the years ended October 31, 2015 and 2014, we have recorded $1.5 million and $1.0 million of compensation expense related to these performance share awards.
Performance share awards are not considered outstanding shares and do not have voting rights, although dividends are accrued over the performance period and will be payable in cash based upon the number of performance shares ultimately earned.
Performance shares are excluded from the diluted weighted-average shares used to calculate earnings per share until the performance criteria is probable to result in the issuance of contingent shares. We evaluate the probability of the performance share vesting within one year of the vesting date. No contingent shares related to performance shares are included in diluted weighted average shares for the years ended October 31, 2015, 2014, or 2013.
The following table summarizes amounts expensed as selling, general and administrative expense related to restricted stock awards, stock options, restricted stock units and performance share awards for the years ended October 31, 2015, 2014 and 2013(in thousands):

	Year Ended October 31,
	2015	2014	2013
Restricted stock awards	$1,670	$1,220	$165
Stock options	1,713	2,301	4,745
Restricted stock units	(57)	781	313
Performance share awards	1,504	981	—
Total compensation expense	4,830	5,283	5,223
Income tax effect	1,575	2,092	1,864
Net compensation expense	$3,255	$3,191	$3,359

16. Stockholders' Equity
As of October 31, 2015, our authorized capital stock consists of 125,000,000 shares of common stock, at par value of $0.01 per share, and 1,000,000 shares of preferred stock, with no par value. As of October 31, 2015 and 2014, we had 37,609,563 and 37,632,032 shares of common stock issued, respectively, and 33,962,460 and 36,214,332 shares of common stock outstanding, respectively. There were no shares of preferred stock issued or outstanding at October 31, 2015 and 2014.
Stock Repurchase Program and Treasury Stock
On September 5, 2014, our Board cancelled our existing stock repurchase program and approved a new stock repurchase program authorizing us to use up to $75.0 million to repurchase shares of our common stock. For the period from September 5, 2014 through October 31, 2014, we purchased 1,316,326 shares at a cost of $24.2 million under the new program. During the year ended October 31, 2015, we purchased an additional 2,675,903 shares at a cost of $50.8 million. From inception of the program, we purchased 3,992,229 at a cost of $75.0 million.
We record treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Shares are generally issued from treasury stock at the time of grant of restricted stock awards, upon the exercise of stock options and upon the vesting of performance shares. On the subsequent issuance of treasury shares, we record proceeds in excess of cost as an increase in additional paid in capital. A deficiency of such proceeds relative to costs would be applied to reduce paid-in-capital associated with prior issuances to the extent available, with the remainder recorded as a charge to retained earnings. We recorded a charge to retained earnings of $0.7 million in the year ended October 31, 2015.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the treasury stock activity during the year ended October 31, 2015:

October 31, 2015
Beginning balance as of November 1, 2014	1,417,700
Restricted stock awards granted	(118,800)
Stock options exercised	(327,700)
Shares purchased	2,675,903
Balance at end of period	3,647,103
17. Other Income (Expense)
Other income (expense) included under the caption "Other, net" on the accompanying consolidated statements of income (loss), consisted of the following (in thousands):

	Year Ended October 31,
	2015	2014	2013
Foreign currency transaction (losses) gains	$(1,433)	$(695)	$474
Foreign currency exchange derivative gains (losses)	654	568	(570)
Interest income	64	119	63
Other	184	100	203
Other income	$(531)	$92	$170
18. Segment Information
In 2014, we did not disclose segment information as we aggregated four operating segments into a common reportable segment. As a result of an acquisition in 2015, we determined that we have two reportable business segments, in accordance with ASC Topic 280-10-50, “Segment Reporting” (ASC 280): (1) Engineered Products, comprised of four operating segments, focused primarily on North American fenestration, and (2) International Extrusion, comprised solely of HLP that was acquired on June 15, 2015. In addition, we recorded LIFO inventory adjustments, corporate office charges and inter-segment eliminations as Corporate & Other. There were no inter-segment sales for the years ended October 31, 2015, 2014 or 2013. The accounting policies of our operating segments are the same as those used to prepare our accompanying consolidated financial statements.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Segment information for the years ended October 31, 2015, 2014 and 2013 was as follows (in thousands):

	Engineered Products	International Extrusion	Corporate & Other	Total
Year Ended October 31, 2015
Net sales	$603,296	$42,232	$—	$645,528
Depreciation and amortization	30,587	3,344	1,289	35,220
Operating income (loss)	52,850	1,404	(29,579)	24,675
Capital expenditures	28,013	1,882	87	29,982
Goodwill	68,536	61,234	—	129,770
Total assets	$382,736	$184,377	$4,918	$572,031
Year Ended October 31, 2014
Net sales	$595,384	$—	$—	$595,384
Depreciation and amortization	30,785	—	3,084	33,869
Operating income (loss)	42,271	—	(27,995)	14,276
Capital expenditures	23,435	—	294	23,729
Goodwill	70,546	—	—	70,546
Total assets	$396,188	$—	$120,925	$517,113
Year Ended October 31, 2013
Net sales	$554,867	$—	$—	$554,867
Depreciation and amortization	31,368	—	22,153	53,521
Operating income (loss)	45,324	—	(64,145)	(18,821)
Capital expenditures	$17,674	$—	$7,534	$25,208
Capital expenditures per the accompanying cash flow statements include $10.1 million and $12.7 million for the years ended October 31, 2014 and 2013, respectively, related to Nichols business which was discontinued in 2014. For the change in the carrying amount of goodwill, see Note 6 "Goodwill & Intangible Assets".
The following table reconciles our segment presentation as previously reported in our Annual Report on Form 10-K for the years ended October 31, 2014 and 2013, to the current presentation.

Year Ended October 31, 2014	As Previously Reported	Reclassification	Current Presentation
Engineered Products
Net sales	$595,384	$—	$595,384
Depreciation and amortization	33,869	(3,084)	30,785
Operating income (loss)	14,276	27,995	42,271
Capital expenditures	$23,729	$(294)	$23,435
Corporate & Other
Net sales	$—	$—	$—
Depreciation and amortization	—	3,084	3,084
Operating income (loss)	—	(27,995)	(27,995)
Capital expenditures	$—	$294	$294

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Year Ended October 31, 2013	As Previously Reported	Reclassification	Current Presentation
Engineered Products
Net sales	$554,867	$—	$554,867
Depreciation and amortization	53,521	(22,153)	31,368
Operating income (loss)	(18,821)	64,145	45,324
Capital expenditures	$25,208	$(7,534)	$17,674
Corporate & Other
Net sales	$—	$—	$—
Depreciation and amortization	—	22,153	22,153
Operating income (loss)	—	(64,145)	(64,145)
Capital expenditures	$—	$7,534	$7,534
Geographic Information
Our manufacturing facilities and all long-lived assets are located in the United States, United Kingdom and Germany. We attribute our net sales to a geographic region based on the location of the customer. The following tables provide information concerning our net sales for the years ended October 31, 2015, 2014 and 2013, and our long-lived assets as of October 31, 2015 and 2014 (in thousands):

	Year Ended October 31,
Net Sales:	2015	2014	2013
United States	$500,171	$484,601	$454,365
Europe	94,564	57,098	52,051
Canada	22,973	26,605	23,108
Asia	19,268	18,867	17,390
Other foreign countries	8,552	8,213	7,953
Total net sales	$645,528	$595,384	$554,867

	Year Ended October 31,
Long-lived assets, net	2015	2014
United States	$214,479	$219,568
Germany	20,117	21,708
United Kingdom	156,656	8,907
Total long-lived assets, net	$391,252	$250,183
Long-lived assets, net includes: property, plant and equipment, net; goodwill; and intangible assets, net.
Product Sales
We produce a wide variety of products that are used in the fenestration industry, including: window and door systems design, engineering and fabrication; accessory trim profiles with real wood veneers and wood grain laminate finishes; window spacer systems; extruded vinyl products; metal fabrication; and astragals, thresholds and screens. In addition, we produce certain non-fenestration products, including: flooring and trim moldings, solar edge tape, plastic decking, fencing, water retention barriers, conservatory roof components, and other products. Historically, we have presented product sales information at the reportable segment level, and we attribute our net sales based on the location of the customer. We have five operating segments that are aggregated into two reportable segments. The Engineered Products segment includes this breadth of product offerings across the fenestration and non-fenestration spectrum, aggregated due to common economic and other characteristics. The sole operating segment in the International Extrusion segment was acquired on June 15, 2015 (see Note 2, "Acquisitions"). This operating segment is domiciled in the United Kingdom and predominantly services a customer base of smaller window producers in the United Kingdom.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes our product sales for the years ended October 31, 2015 and 2014 into general groupings to provide additional information to our shareholders.

	Year Ended October 31,
	2015	2014
Product Group:
United States - fenestration	$458,028	$451,018
International - fenestration	121,934	97,237
United States - non-fenestration	42,143	33,583
International - non-fenestration	23,423	13,546
Net sales	$645,528	$595,384
We determined that it was impractical to obtain comparative fenestration/non-fenestration information for fiscal 2013.

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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The computation of basic and diluted earnings per share for the years ended October 31, 2015 and 2014 was as follows (in thousands, except per share data):

	Year Ended October 31, 2015
	Net Income from Continuing Operations	Weighted Average Shares	Per Share
Basic earnings per common share	$15,614	33,993	$0.46
Effect of dilutive securities:
Stock options	—	378
Restricted stock	—	131
Diluted earnings per common share	$15,614	34,502	$0.46

	Year Ended October 31, 2014
	Net Income from Continuing Operations	Weighted Average Shares	Per Share
Basic earnings per common share	$8,338	37,128	$0.22
Effect of dilutive securities:
Stock options	—	467
Restricted stock	—	84
Diluted earnings per common share	$8,338	37,679	$0.22
The computation of diluted earnings per share excludes outstanding stock options and other common stock equivalents when their inclusion would be anti-dilutive. This is always the case when an entity incurs a net loss, as we did for the year ended October 31, 2013. During this twelve-month period, 492,288 of common stock equivalents related to stock options and 84,222 shares of restricted stock were excluded from the computation of diluted earnings per share.
For the years ended October 31, 2015, 2014 and 2013, we had 860,272, 954,372 and 816,617 securities, respectively, that were potentially dilutive in future earnings per share calculations. Such dilution will be dependent on the excess of the market price of our stock over the exercise price and other components of the treasury stock method.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20. Unaudited Quarterly Data
Selected quarterly financial data for the years ended October 31, 2015 and 2014 was as follows (amounts in thousands, except per share amounts):

For the Quarter Ended	January 31, 2015	April 30, 2015	July 31, 2015	October 31, 2015
Net sales	$127,893	$141,970	$180,206	$195,459
Cost of sales	105,804	110,812	136,853	145,628
Depreciation and amortization	8,208	7,831	8,502	10,679
Operating (loss) income	(5,615)	3,689	9,828	16,773
(Loss) income from continuing operations	(3,094)	2,294	6,471	9,943
Net (loss) income	$(3,071)	$2,294	$6,927	$9,943
Basic (loss) earnings per share, continuing operations	$(0.09)	$0.07	$0.20	$0.30
Diluted (loss) earnings per share, continuing operations	(0.09)	0.07	0.19	0.29
Basic (loss) earnings per share	(0.09)	0.07	0.21	0.30
Diluted (loss) earnings per share	(0.09)	0.07	0.20	0.29
Cash dividends paid per common share	$0.04	$0.04	$0.04	$0.04

For the Quarter Ended	January 31, 2014	April 30, 2014	July 31, 2014	October 31, 2014
Net sales	$126,379	$135,208	$169,981	$163,816
Cost of sales	96,189	108,649	130,706	129,040
Depreciation and amortization	8,544	8,494	8,512	8,319
Operating (loss) income	(862)	(2,828)	12,666	5,300
(Loss) income from continuing operations	(1,212)	(2,030)	8,567	3,013
Net (loss) income	$(3,901)	$20,131	$8,047	$4,957
Basic (loss) earnings per share, continuing operations	$(0.03)	$(0.05)	$0.23	$0.08
Diluted (loss) earnings per share, continuing operations	(0.03)	(0.05)	0.23	0.08
Basic (loss) earnings per share	(0.11)	0.54	0.22	0.13
Diluted (loss) earnings per share	(0.11)	0.53	0.21	0.13
Cash dividends paid per common share	$0.04	$0.04	$0.04	$0.04
Quarterly earnings (loss) per share results may not sum to the consolidated earnings per share results on the accompanying consolidated statements of income (loss) due to rounding and changes in weighted average shares during the respective periods.
21. New Accounting Guidance Adopted
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

22. Subsequent Events
On November 2, 2015, we completed a merger of QWMS, Inc., a Delaware corporation which was a newly-formed and wholly-owned Quanex subsidiary, and WII Holding, Inc. (WII), a Delaware corporation. Upon satisfaction or waiver of conditions set forth in the merger agreement, QWMS, Inc. merged with and into WII, and WII became our wholly-owned subsidiary, and, as a result, we acquired all the subsidiaries of WII (referred to collectively as Woodcraft). Woodcraft is a manufacturer of cabinet doors and other components to original equipment manufacturers (OEMs) in the kitchen and bathroom cabinet industry. Woodcraft operates 13 plants within the United States and Mexico. This acquisition represents our entry into a new market within the building product industry which we believe will reduce the impact of seasonality on our business due to weather. We paid $245.9 million in cash, net of cash acquired, subject to a working capital true-up and including certain holdbacks with regard to potential indemnity claims.
We are still determining the purchase price allocation for Woodcraft. A preliminary purchase price allocation of the fair value of the assets acquired and liabilities assumed is included in the table below. These estimates are subject to change and will likely result in an increase or decrease in goodwill, particularly with regard to third-party valuations, during the measurement period which may extend up to one year from the acquisition date.

As of Date of Opening Balance Sheet
(In thousands)
Net assets acquired:
Accounts receivable	$23,978
Inventory	29,650
Prepaid and other assets	4,502
Property, plant and equipment	64,824
Goodwill	89,574
Intangible assets	104,000
Accounts payable	(4,620)
Accruals and other current liabilities	(11,444)
Other non-current liabilities	(344)
Deferred tax liabilities	(54,174)
Net assets acquired	$245,946
Consideration:
Cash, net of cash and cash equivalents acquired	$245,946

We used recognized valuation techniques to determine the fair value of the assets and liabilities, including the income approach for customer relationships and trade names, and the cost approach to value patents, with a discount rate that reflects the risk of the expected future cash flows. The goodwill balance is not deductible for tax purposes.

In order to fund the Woodcraft acquisition, we entered into New Credit Facilities on November 2, 2015, with Wells Fargo Bank, National Association as Agent, and Bank of America, N.A., serving as Syndication Agent. The New Credit Facilities provide us with a senior secured credit facility of $410.0 million consisting of an asset-based revolving credit facility of $100.0 million (for which the borrowing base would be determined monthly) and a term loan facility of $310.0 million, as more fully described at Note 8, Debt and Capital Lease Obligations.
On November 2, 2015, we borrowed $310.0 million under the term loan facility and $10.5 million under the ABL facility to fund the Woodcraft acquisition, to refinance and retire outstanding debt of $50.0 million under our then-existing credit facility and to pay fees associated with the new credit facility. We may borrow funds under this facility in the future to pay transaction related costs and to fund other general working capital needs. We recorded an expense charge of $0.5 million in November 2015 to write off the unamortized deferred financing fees associated with our prior credit facility.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) under the Securities Exchange Act of 1934 (1934 Act) as of October 31, 2015. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2015, the disclosure controls and procedures are effective.
Management’s Annual Report on Internal Control over Financial Reporting
Refer to Management’s Annual Report on Internal Control over Financial Reporting on page 45 of this Annual Report on Form 10-K.
Auditor's Report Relating to Effectiveness of Internal Control over Financial Reporting
Refer to the Report of Independent Registered Public Accounting Firm on page 43 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There have been no changes in internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, except with regard to the internal controls of HLP which was acquired by us on June 15, 2015. Prior to the acquisition, HLP was a privately-held company incorporated in the United Kingdom, which reported financial results pursuant to accounting principles generally accepted in the United Kingdom, and therefore, had no requirement to comply with the Sarbanes-Oxley Act of 2002. Management is currently evaluating internal control procedures and expects to implement changes in internal control over financial reporting with regard to the HLP business, to fully comply with the requirements of the Sarbanes-Oxley Act of 2002. As permitted under the SEC Rules, we have elected to exclude HLP from management’s assessment of the effectiveness of internal controls as of October 31, 2015.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Pursuant to General Instruction G(3) to Form 10-K, the information on "Directors, Executive Officers and Corporate Governance" is incorporated herein by reference from the Registrant's Definitive Proxy Statement relating to the 2016 Annual Meeting of Stockholders of Quanex Building Products Corporation or an amendment to this Form 10-K, which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after the close of the fiscal year ended October 31, 2015.
Item 11. Executive Compensation.
Pursuant to General Instruction G(3) to Form 10-K, the information on "Executive Compensation" is incorporated herein by reference from the Registrant's Definitive Proxy Statement relating to the 2016 Annual Meeting of Stockholders of Quanex Building Products Corporation or an amendment to this Form 10-K, which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after the close of the fiscal year ended October 31, 2015.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Pursuant to General Instruction G(3) to Form 10-K, the information on "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" is incorporated herein by reference from the Registrant's Definitive Proxy Statement relating to the 2016 Annual Meeting of Stockholders of Quanex Building Products Corporation or an amendment to this Form 10-K, which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after the close of the fiscal year ended October 31, 2015.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Pursuant to General Instruction G(3) to Form 10-K, the information on "Certain Relationships and Related Transactions, and Director Independence" is incorporated herein by reference from the Registrant's Definitive Proxy Statement relating to the 2016 Annual Meeting of Stockholders of Quanex Building Products Corporation or an amendment to this Form 10-K, which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after the close of the fiscal year ended October 31, 2015.
Item 14. Principal Accountant Fees and Services.
Pursuant to General Instruction G(3) to Form 10-K, the information on "Principal Accountant Fees and Services" is incorporated herein by reference from the Registrant's Definitive Proxy Statement relating to the 2016 Annual Meeting of Stockholders of Quanex Building Products Corporation or an amendment to this Form 10-K, which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after the close of the fiscal year ended October 31, 2015.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
1. Financial Statements
The financial statements included in this report are listed in the Index to Financial Statements on page 41 of this Annual Report on Form 10-K.
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

QUANEX BUILDING PRODUCTS CORPORATION

Date:	December 15, 2015	/s/ Brent L. Korb
Brent L. Korb
Senior Vice President – Finance and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William C. Griffiths	Chairman of the Board,	December 15, 2015
William C. Griffiths	President and Chief Executive Officer

/s/ Susan F. Davis	Director	December 15, 2015
Susan F. Davis

/s/ LeRoy D. Nosbaum	Director	December 15, 2015
LeRoy D. Nosbaum

/s/ Joseph D. Rupp	Director	December 15, 2015
Joseph D. Rupp

/s/ Curtis M. Stevens	Director	December 15, 2015
Curtis M. Stevens

/s/ Robert R. Buck	Director	December 15, 2015
Robert R. Buck

/s/ Brent L. Korb	Senior Vice President—Finance and Chief Financial Officer	December 15, 2015
Brent L. Korb	(Principal Financial Officer)

/s/ Dewayne Williams	Vice President and Controller	December 15, 2015
Dewayne Williams	(Principal Accounting Officer)

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

2.4
First Amendment to Limited Liability Company Interest Purchase Agreement dated April 1, 2014, by and among Quanex Building Products Corporation, Nichols Aluminum, LLC and Aleris International Inc., filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913) as filed with the Securities and Exchange Commission on April 7, 2014, and incorporated herein by reference. reference.

2.5
Share Purchase Agreement dated June 15, 2015 by and among R.L. Hartshorn and others, and Quanex Building Products Corporation, filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on June 16, 2015, and incorporated herein by reference.

2.6
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

3.2
Amended and Restated Bylaws of the Registrant dated as of October 27, 2015, filed as Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913) filed with the Securities and Exchange Commission on October 28, 2015, and incorporated herein by reference.

4.1
Form of Registrant’s common stock certificate, filed as Exhibit 4.1 of Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on February 14, 2008, and incorporated herein by reference.

4.2
Credit Agreement dated as of November 2, 2015, among the Company; certain of its subsidiaries as guarantors; Wells Fargo Bank, National Association, as administrative agent; Bank of America, N.A., as lead arranger and syndication agent; and the lenders parties thereto, filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913) as filed with the Securities and Exchange Commission on November 3, 2015, and incorporated herein by reference.

4.3
Term Loan Credit Agreement dated as of November 2, 2015, among the Company; certain of its subsidiaries as guarantors; Wells Fargo Bank, National Association, as administrative agent; Bank of America, N.A., as lead arranger and syndication agent; and the lenders parties thereto, filed as Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913) as filed with the Securities and Exchange Commission on November 3, 2015, and incorporated herein by reference.

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

10.10
Amendment to Lease by and between W.R. Sandwith and Michael G. Ritter Partnership and Mikron Washington LLC, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Reg. No. 001-33913) for the quarter ended April 30, 2010, and incorporated herein by reference.

10.11
Lease Agreement dated March 31, 2011 between Lauren Real Estate Holding LLC and Edgetech I.G. Inc., filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K (Reg. No. 001-33913) for the fiscal year ended October 31, 2012, and incorporated herein by reference.

†10.12
Agreement between Quanex Building Products Corporation and Dewayne Williams, effective July 1, 2013, filed as Exhibit 10.1 of the Registrant's Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on June 20, 2013, and incorporated herein by reference.

†10.13
Change in Control Agreement between Quanex Building Products Corporation and Dewayne Williams, effective July 1, 2013, filed as Exhibit 10.2 of the Registrant's Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on June 20, 2013, and incorporated herein by reference.

†10.14
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

10.18	Second Amendment to Lease Agreement between HP Properties/Mikron LLC, successor in interest to the W.R. Sandwith and Michael G. Ritter Partnership, and Mikron Washington LLC, dated November 20, 2013.

EXHIBIT INDEX

Exhibit Number                Description of Exhibits

†10.19
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

†10.23
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

†10.31
Amended Form of Performance Share Award Agreement for Employees under the Quanex Building Products Corporation 2008 Omnibus Incentive Plan, as amended, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on December 7, 2015, and incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number                Description of Exhibits

†10.32
Amended Form of Performance Share Award Agreement for Section 16 Officers under the Quanex Building Products Corporation 2008 Omnibus Incentive Plan, as amended, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on December 7, 2015, and incorporated herein by reference.

†10.33
Amended Form of Performance Share Award Agreement for Key Leaders under the Quanex Building Products Corporation 2008 Omnibus Incentive Plan, as amended, filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on December 7, 2015, and incorporated herein by reference.

†10.34
Form of Performance Share Award Agreement for Non-Employee Directors the Quanex Building Products Corporation 2008 Omnibus Incentive Plan, as amended, filed as Exhibit 10.16 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on April 29, 2014, and incorporated herein by reference.

†10.35
Amended Form of Performance Unit Award Agreement for Employees under the Quanex Building Products Corporation 2008 Omnibus Incentive Plan, as amended, filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on December 7, 2015, and incorporated herein by reference.

†10.36
Amended Form of Performance Unit Award Agreement for Section 16 Officers under the Quanex Building Products Corporation 2008 Omnibus Incentive Plan, as amended, filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on December 7, 2015, and incorporated herein by reference.

†10.37
Amended Form of Performance Unit Award Agreement for Key Leaders under the Quanex Building Products Corporation 2008 Omnibus Incentive Plan, as amended, filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on December 7, 2015, and incorporated herein by reference.

†10.38
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

†10.44
Amended Form of Annual Incentive Award Agreement under the Quanex Building Products Corporation 2008 Omnibus Incentive Plan, as amended, filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on December 7, 2015, and incorporated herein by reference.

*21.1	Subsidiaries of the Registrant.

EXHIBIT INDEX

Exhibit Number                Description of Exhibits

*23.1	Consent of Grant Thornton LLP

*23.2	Consent of Deloitte & Touche LLP

*31.1	Certification by chief executive officer pursuant to Rule 13a-14(a)/15d-14(a).

*31.2	Certification by chief financial officer pursuant to Rule 13a-14(a)/15d-14(a).

*32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
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