Form 10-Q
period 2016-01-31
Quanex Building Products CORP
filed 2016-03-08
CIK 1423221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________
FORM 10-Q
 ________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2016
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 4, 2016
Common Stock, par value $0.01 per share	34,218,744

QUANEX BUILDING PRODUCTS CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 31, 2016	October 31, 2015
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$27,748	$23,125
Accounts receivable, net of allowance for doubtful accounts of $917 and $673	65,762	64,080
Inventories, net (Note 3)	97,144	63,029
Prepaid and other current assets	10,953	7,992
Total current assets	201,607	158,226
Property, plant and equipment, net of accumulated depreciation of $224,362 and $217,512	200,494	140,672
Deferred income taxes (Note 8)	—	8,783
Goodwill (Note 4)	237,229	129,770
Intangible assets, net (Note 4)	174,888	120,810
Other assets	15,644	8,529
Total assets	$829,862	$566,790
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$43,298	$47,778
Accrued liabilities	34,776	37,364
Income taxes payable (Note 8)	496	747
Current maturities of long-term debt (Note 5)	8,752	2,359
Total current liabilities	87,322	88,248
Long-term debt (Note 5)	312,125	55,041
Deferred pension and postretirement benefits (Note 6)	6,385	5,701
Deferred income taxes (Note 8)	20,956	—
Other liabilities	22,286	22,505
Total liabilities	449,074	171,495
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, no par value, shares authorized 1,000,000; issued and outstanding - none	—	—
Common stock, $0.01 par value, shares authorized 125,000,000; issued 37,596,606 and 37,609,563, respectively; outstanding 34,218,744 and 33,962,460, respectively	376	376
Additional paid-in-capital	250,478	250,937
Retained earnings	213,087	222,138
Accumulated other comprehensive loss	(20,074)	(10,049)
Less: Treasury stock at cost, 3,377,862 and 3,647,103 shares, respectively	(63,079)	(68,107)
Total stockholders’ equity	380,788	395,295
Total liabilities and stockholders' equity	$829,862	$566,790
The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three Months Ended
	January 31,
	2016	2015
	(In thousands, except per share amounts)
Net sales	$201,468	$127,893
Cost and expenses:
Cost of sales (excluding depreciation and amortization)	159,348	105,804
Selling, general and administrative	31,288	19,496
Depreciation and amortization	12,970	8,208
Operating loss	(2,138)	(5,615)
Non-operating expense:
Interest expense	(6,491)	(141)
Other, net	(2,361)	(151)
Loss from continuing operations before income taxes	(10,990)	(5,907)
Income tax benefit	3,741	2,813
Loss from continuing operations	(7,249)	(3,094)
Income from discontinued operations, net of tax of $0 and $15, respectively	—	23
Net loss	$(7,249)	$(3,071)

Basic loss per common share:
From continuing operations	$(0.21)	$(0.09)
From discontinued operations	—	—
Loss per share, basic	$(0.21)	$(0.09)

Diluted loss per common share:
From continuing operations	$(0.21)	$(0.09)
From discontinued operations	—	—
Loss per share, diluted	$(0.21)	$(0.09)

Weighted-average common shares outstanding:
Basic	33,763	35,079
Diluted	33,763	35,079

Cash dividends per share	$0.04	$0.04

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
	January 31,
	2016	2015
	(In thousands)
Net loss	$(7,249)	$(3,071)
Other comprehensive (loss) income:
Foreign currency translation adjustments loss (pretax)	(10,025)	(2,849)
Change in pension from net unamortized gain tax benefit	—	29
Other comprehensive loss, net of tax	(10,025)	(2,820)
Comprehensive loss	$(17,274)	$(5,891)

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Three Months Ended
	January 31,
	2016	2015
	(In thousands)
Operating activities:
Net loss	$(7,249)	$(3,071)
Adjustments to reconcile net loss to cash provided by (used for) operating activities:
Depreciation and amortization	12,970	8,208
Stock-based compensation	1,527	1,264
Deferred income tax provision	(6,158)	(3,239)
Excess tax benefit from share-based compensation	(1)	(60)
Other, net	1,012	(478)
Changes in assets and liabilities, net of effects from acquisitions:
Decrease in accounts receivable	20,912	15,323
Increase in inventory	(4,499)	(2,920)
Decrease (increase) in other current assets	1,178	(12)
Decrease in accounts payable	(8,305)	(10,298)
Decrease in accrued liabilities	(11,879)	(10,934)
Increase (decrease) in income taxes payable	300	(58)
Increase in deferred pension and postretirement benefits	684	520
Increase in other long-term liabilities	361	13
Other, net	(74)	(5)
Cash provided by (used for) operating activities	779	(5,747)
Investing activities:
Acquisitions, net of cash acquired	(245,946)	—
Capital expenditures	(8,652)	(7,321)
Proceeds from property insurance claim	—	513
Proceeds from disposition of capital assets	561	—
Cash used for investing activities	(254,037)	(6,808)
Financing activities:
Borrowings under credit facilities	332,800	—
Repayments of credit facility borrowings	(68,500)	—
Debt issuance costs	(8,349)	—
Repayments of other long-term debt	(546)	(23)
Common stock dividends paid	(1,362)	(1,448)
Issuance of common stock	2,920	—
Excess tax benefit from share-based compensation	1	60
Purchase of treasury stock	—	(42,748)
Cash provided by (used for) financing activities	256,964	(44,159)
Effect of exchange rate changes on cash and cash equivalents	917	254
Increase (decrease) in cash and cash equivalents	4,623	(56,460)
Cash and cash equivalents at beginning of period	23,125	120,384
Cash and cash equivalents at end of period	$27,748	$63,924
The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

Three Months Ended January 31, 2016	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	(In thousands, no per share amounts shown except in verbiage)
Balance at October 31, 2015	$376	$250,937	$222,138	$(10,049)	$(68,107)	$395,295
Net loss	—	—	(7,249)	—	—	(7,249)
Foreign currency translation adjustment	—	—	—	(10,025)	—	(10,025)
Common dividends ($0.04 per share)	—	—	(1,362)	—	—	(1,362)
Stock-based compensation activity:
Expense related to stock-based compensation	—	1,527	—	—	—	1,527
Stock options exercised	—	(105)	(434)	—	3,459	2,920
Tax effect from share-based compensation	—	(192)	—	—	—	(192)
Restricted stock awards granted	—	(1,563)	(6)	—	1,569	—
Other	—	(126)	—	—	—	(126)
Balance at January 31, 2016	$376	$250,478	$213,087	$(20,074)	$(63,079)	$380,788

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations and Basis of Presentation
Quanex Building Products Corporation is a component supplier to original equipment manufacturers (OEMs) in the building products industry. These components can be categorized as window and door (fenestration) components and kitchen and bath cabinet components. Examples of fenestration components include: (1) energy-efficient flexible insulating glass spacers, (2) extruded vinyl profiles, (3) window and door screens, and (4) precision-formed metal and wood products. We also manufacture cabinet doors and other components for OEMs in the kitchen and bathroom cabinet industry. In addition, we provide certain other non-fenestration components and products, which include solar panel sealants, wood flooring, trim moldings, vinyl decking, fencing, water retention barriers, and conservatory roof components. We use low-cost production processes and engineering expertise to provide our customers with specialized products for their specific window, door, and cabinet applications. We believe these capabilities provide us with unique competitive advantages. We serve a primary customer base in North America and the United Kingdom, and also serve customers in international markets through our operating plants in the United Kingdom and Germany, as well as through sales and marketing efforts in other countries.
Unless the context indicates otherwise, references to "Quanex", the "Company", "we", "us" and "our" refer to the consolidated business operations of Quanex Building Products Corporation and its subsidiaries.
The accompanying interim condensed consolidated financial statements include the accounts of Quanex Building Products Corporation. All intercompany accounts and transactions have been eliminated in consolidation. These financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of October 31, 2015 was derived from audited financial information, but does not include all disclosures required by U.S. GAAP. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015. In our opinion, the accompanying financial statements contain all adjustments (which consist of normal recurring adjustments, except as disclosed herein) necessary to fairly present our financial position, results of operations and cash flows for the interim periods. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year or for any future periods.
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
Discontinued Operations
On April 1, 2014, we sold our interest in a limited liability company which held the assets of the Nichols Aluminum business (Nichols) to Aleris International, Inc. (Aleris), as further discussed in our Annual Report on Form 10-K as of October 31, 2015. We accounted for this sale as a discontinued operation.
We have historically purchased rolled aluminum product from Nichols. We expect to continue to purchase aluminum from Nichols in the normal course of business. Our purchases of aluminum product from Nichols for the three-month periods ended January 31, 2016 and 2015 were $1.7 million and $4.5 million, respectively.
We recorded income from discontinued operations of less than $0.1 million for the three months ended January 31, 2015, which included a gain on involuntary conversion from property insurance proceeds of $0.5 million, less an expense of approximately $0.5 million associated with a stop-loss health insurance claim reimbursement.
2. Acquisitions
Woodcraft
On November 2, 2015, we completed a merger of QWMS, Inc., a Delaware corporation which was a newly-formed and wholly-owned Quanex subsidiary, and WII Holding, Inc. (WII), a Delaware corporation. Upon satisfaction or waiver of conditions set forth in the merger agreement, QWMS, Inc. merged with and into WII, and WII became our wholly-owned subsidiary, and, as a result, we acquired all the subsidiaries of WII (referred to collectively as Woodcraft). Woodcraft is a manufacturer of cabinet doors and other components to OEMs in the kitchen and bathroom cabinet industry. Woodcraft operates 12 plants within the United

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

States and one in Mexico. We paid $245.9 million in cash, net of cash acquired, a working capital true-up and including certain holdbacks with regard to potential indemnity claims, resulting in a preliminary estimate of goodwill totaling $113.2 million. Our consolidated operating results include revenues of $48.5 million and a net loss of $0.3 million associated with Woodcraft for the three months ended January 31, 2016. We believe this acquisition expands our business into a new segment of the building products industry, which is experiencing favorable growth and which is less susceptible to the impact of seasonality due to inclement weather.
We are still determining the purchase price allocation for Woodcraft. A preliminary purchase price allocation of the fair value of the assets acquired and liabilities assumed is included in the table below. These estimates are subject to change and will likely result in an increase or decrease in goodwill, particularly with regard to third-party valuations and our estimates of fixed assets, intangible assets, inventory, and deferred taxes, during the measurement period, which may extend up to one year from the acquisition date.

As of Date of Opening Balance Sheet
(In thousands)
Net assets acquired:
Accounts receivable	$23,944
Inventory	30,700
Prepaid and other current assets	3,863
Property, plant and equipment	62,400
Goodwill	113,183
Intangible assets	63,000
Accounts payable	(4,619)
Accrued expenses	(9,911)
Other non-current liabilities	(344)
Deferred income tax liabilities, net	(36,270)
Net assets acquired	$245,946
Consideration:
Cash, net of cash and cash equivalents acquired	$245,946

We used recognized valuation techniques to determine the preliminary fair value of the assets and liabilities, including the income approach for customer relationships, with a discount rate that reflects the risk of the expected future cash flows. The goodwill balance is not deductible for tax purposes. Woodcraft is allocated entirely to our North American Cabinet Components reportable operating segment.
HLP
On June 15, 2015, we acquired the outstanding ownership shares of Flamstead Holdings Limited, an extruder of vinyl lineal products and manufacturer of other plastic products incorporated and registered in England and Wales, for $131.7 million in cash, net of cash acquired, debt assumed of $7.7 million and contingent consideration of $10.3 million, resulting in preliminary goodwill on the transaction of approximately $61.3 million. Following a pre-sale reorganization and purchase, Flamstead Holdings Limited owned 100% of the ownership shares of the following subsidiaries: HL Plastics Limited, Vintage Windows Limited, Wegoma Machinery Sales Limited (recently renamed Avantek Machinery Limited), and Liniar Limited (collectively referred to as “HLP”), each registered in England and Wales. The agreement contains an earn-out provision which is calculated as a percentage of earnings before interest, tax and depreciation and amortization for a specified period, as defined in the purchase agreement. Pursuant to this earn-out provision, the former owner can select a base year upon which to calculate the earn-out (one of the next three succeeding twelve-month periods ended July 31). The earn-out has been calculated using a probability weighting and has been adjusted for the time-value of money, with greater weight given to the third (and final) twelve-month period (when the earnings before interest tax depreciation and amortization is expected to be greatest).
We have assumed operating leases associated with the HLP acquisition for which our lessors are entities that were either wholly-owned subsidiaries or affiliates of Flamstead Holdings Limited prior to the pre-acquisition reorganization, and in which a former owner, who is now our employee, has an ownership interest. These leases include our primary operating facilities, a finished goods warehouse and a mixing plant. The lease for the manufacturing plant has a 20-year term which began in 2007, the lease for the warehouse has a 15-year term which began in 2012, and the lease for the mixing plant has a 13.5-year term which began in

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2013. We have recorded rent expense pursuant to these agreements of approximately $0.4 million for the three months ended January 31, 2016. Commitments under these lease arrangements are included in our operating lease commitments as disclosed in our Annual Report on Form 10-K as of October 31, 2015.
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
Our consolidated operating results include revenues of $21.9 million and a net loss of $0.6 million associated with HLP for the three months ended January 31, 2016.
The purchase price has been allocated to the fair value of the assets acquired and liabilities assumed, as indicated in the table below. Changes in the contingent consideration due to the passage of time and potential differences between projected and actual operating results for HLP for the earn-out period will be recorded as period costs as incurred. We recorded expense related to the change in contingent consideration of $0.1 million for the three months ended January 31, 2016. In addition, we recorded certain final adjustments related to the fair value of fixed assets and accrued liabilities resulting in a decrease in goodwill of $0.2 million during the three months ended January 31, 2016.

As of Date of Opening Balance Sheet
(In thousands)
Net assets acquired:
Accounts receivable	$12,104
Inventory	16,015
Prepaid and other assets	722
Property, plant and equipment	27,218
Goodwill	61,323
Intangible assets	61,101
Other non-current assets	2,252
Accounts payable	(9,375)
Income taxes payable	(948)
Accrued expenses	(6,239)
Deferred tax liabilities	(14,492)
Net assets acquired	$149,681
Consideration:
Cash, net of cash and cash equivalents acquired	$131,689
Debt assumed in acquisition (capital leases)	7,673
Contingent consideration (earn-out)	10,319
$149,681

We used recognized valuation techniques to determine the fair value of the assets and liabilities, including the income approach for customer relationships and trade names, and the cost approach to value patents, with a discount rate that reflects the risk of the expected future cash flows. The goodwill balance is not deductible for tax purposes. HLP is allocated entirely to our European Engineered Components reportable operating segment.
Pro Forma Results
We calculated the pro forma impact of the HLP and Woodcraft acquisitions and the associated debt financing on our operating results for the three months ended January 31, 2015. The following pro forma results give effect to these acquisitions, assuming the transactions occurred on November 1, 2014.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Pro Forma Results
For the Three Months Ended
January 31, 2015
(In thousands)
Net sales	$205,340
Loss from continuing operations	$(1,258)
Net loss	$(1,235)
Basic loss per share	$(0.04)
Diluted loss per share	$(0.04)
We derived the pro forma results for the HLP and Woodcraft acquisitions based on historical financial information obtained from the sellers and certain management assumptions. Our pro forma adjustments relate to incremental depreciation and amortization expense associated with property, plant and equipment and intangible assets and interest expense associated with borrowings to effect the transactions, assuming a November 1, 2014 effective date. In addition, we calculated the tax impact of these adjustments at a 35% statutory rate in the United States and a 20% statutory rate in the United Kingdom, as applicable.
These pro forma results do not purport to be indicative of the results that would have been obtained had the acquisitions of HLP and Woodcraft been completed on November 1, 2014, or that may be obtained in the future.
3. Inventories
Inventories consisted of the following at January 31, 2016 and October 31, 2015:

	January 31, 2016	October 31, 2015
	(In thousands)
Raw materials	$58,595	$36,865
Finished goods and work in process	45,187	32,206
Supplies and other	2,238	2,064
Total	106,020	71,135
Less: Inventory reserves	8,876	8,106
Inventories, net	$97,144	$63,029
Fixed costs related to excess manufacturing capacity, if any, have been expensed in the period they were incurred and, therefore, are not capitalized into inventory.
Our inventories at January 31, 2016 and October 31, 2015 were valued using the following costing methods:

	January 31, 2016	October 31, 2015
	(In thousands)
LIFO	$4,531	$3,642
FIFO	92,613	59,387
Total	$97,144	$63,029
During interim periods, we estimate a LIFO reserve based on our expectations of year-end inventory levels and costs. If our calculations indicate that an adjustment at year-end will be required, we may record a proportionate share of this amount during the period. At year-end, we calculate the actual LIFO reserve and record an adjustment for the difference between the annual calculation and any estimates recognized during the interim periods.  Because the interim projections are subject to many factors beyond our control, the results could differ significantly from the year-end LIFO calculation. We recorded no interim LIFO reserve adjustment for the three-month periods ended January 31, 2016 and 2015.
For inventories valued under the LIFO method, replacement cost exceeded the LIFO value by approximately $1.3 million at January 31, 2016 and October 31, 2015.
4. Goodwill and Intangible Assets

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Goodwill
The change in the carrying amount of goodwill for the three months ended January 31, 2016 was as follows:

Three Months Ended
January 31, 2016
(In thousands)
Beginning balance as of November 1, 2015	129,770
Woodcraft acquisition	113,183
Other	(201)
Foreign currency translation adjustment	(5,523)
Balance as of the end of the period	$237,229
During the fourth fiscal quarter of 2015, we evaluated our goodwill balances for indicators of impairment and performed our annual goodwill impairment test to determine the recoverability of these assets. We had four reportable units with goodwill balances. On November 2, 2015, we acquired Woodcraft, which constitutes a fifth reportable unit, of which the carrying value of the net assets and liabilities is deemed to approximate fair value at January 31, 2016. We determined that our goodwill was not impaired and there have been no triggering events to indicate impairment during the three months ended January 31, 2016, so no additional testing was deemed necessary. For a summary of the change in the carrying amount of goodwill by segment, see Note 14, "Segment Information", included herewith.
Identifiable Intangible Assets
Amortizable intangible assets consisted of the following as of January 31, 2016 and October 31, 2015:

	January 31, 2016		October 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Customer relationships	$158,182	$27,409	$98,750	$24,628
Trademarks and trade names	57,827	24,281	58,916	23,416
Patents and other technology	25,832	15,621	25,881	15,158
Other	1,838	1,480	1,767	1,302
Total	$243,679	$68,791	$185,314	$64,504

We do not estimate a residual value associated with these intangible assets. Included in net intangible assets as of January 31, 2016 were customer relationships of $40.8 million, trade names of $12.5 million, and patents and other of $0.6 million related to the HLP acquisition, with original estimated useful lives of 20 years, 15 years, and approximately 13 years, respectively. Also included in net intangible assets as of January 31, 2016 were $61.6 million of customer relationships and other intangibles of $0.1 million related to the Woodcraft acquisition, with original estimated useful lives of 12 years and 1 year, respectively. These intangible assets will be amortized on a straight-line basis. While we believe the third-party valuation related to the Woodcraft acquisition is accurate, the purchase price allocation is preliminary, and therefore may be subject to change during the applicable measurement period. See Note 2, "Acquisitions", included herewith.
For the three-month periods ended January 31, 2016 and 2015, we had aggregate amortization expense of $3.2 million and $2.3 million, respectively.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Estimated remaining amortization expense, assuming current intangible balances and no new acquisitions, for each of the fiscal years ending October 31, is as follows (in thousands):

Estimated Amortization Expense
2016 (remaining nine months)	$13,012
2017	16,874
2018	16,626
2019	15,840
2020	14,779
Thereafter	97,757
Total	$174,888

5. Debt and Capital Lease Obligations
Debt consisted of the following at January 31, 2016 and October 31, 2015:

	January 31, 2016	October 31, 2015
	(In thousands)
Revolving Credit Facility	$—	$50,000
Term Loan B (net of unamortized discount of $5,971 and $0)	304,029	—
ABL facility	10,500	—
City of Richmond, Kentucky Industrial Building Revenue Bonds	500	500
Capital lease obligations	5,848	6,900
Total debt	320,877	57,400
Less: Current maturities of long-term debt	8,752	2,359
Long-term debt	$312,125	$55,041
On January 28, 2013, we entered into a Senior Unsecured Revolving Credit Facility (the Retired Facility) with a five-year term and permitted aggregate borrowings at any time of up to $150.0 million, with a letter of credit sub-facility, a swing line sub-facility and a multi-currency sub-facility. Borrowings denominated in United States dollars bore interest at a spread above the London Interbank Offered Rate (LIBOR) or a base rate derived from the prime rate. Foreign denominated borrowings bore interest at a spread above the LIBOR applicable to such currencies. Subject to customary conditions, we could have requested that the aggregate commitments under the Retired Facility be increased by up to $100.0 million, with total commitments not to exceed $250.0 million.
The Retired Facility required us to comply with certain financial covenants, the terms of which were defined therein. Specifically, on a quarterly basis, we were not permitted to allow our ratio of consolidated EBITDA to consolidated interest expense as defined (Minimum Interest Coverage Ratio), to fall below 3.00:1 or our ratio of consolidated funded debt to consolidated EBITDA, as defined (Maximum Consolidated Leverage Ratio), to exceed 3.25:1. The Maximum Consolidated Leverage Ratio is the ratio of consolidated EBITDA to consolidated interest expense, in each case for the previous four consecutive fiscal quarters. EBITDA was defined by the indenture to include proforma EBITDA of acquisitions and to exclude certain items such as goodwill and intangible asset impairments and certain other non-cash charges and non-recurring items. Subject to our compliance with the covenant requirements, the amount available under the Retired Facility was a function of: (1) our trailing twelve month EBITDA; (2) the Minimum Interest Coverage Ratio and Maximum Consolidated Leverage Ratio allowed under the Retired Facility; and (3) the aggregate amount of our outstanding debt and letters of credit.
Effective June 15, 2015, in conjunction with the acquisition of HLP, we borrowed $92.0 million, at a weighted average borrowing rate of 1.28%, under the Retired Facility and subsequently repaid $42.0 million prior to October 31, 2015. As of October 31, 2015, we had outstanding revolver borrowings of $50.0 million, outstanding letters of credit of $5.9 million, and the remaining amount available to us for use under the Retired Facility was $86.6 million. Our current borrowing rates under the Retired Facility were 3.50% and 1.45% for the swing-line sub facility and the revolver, respectively, at October 31, 2015.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

On November 2, 2015, we refinanced and retired the Retired Facility by entering into a $310.0 million Term Loan Credit Agreement and a $100.0 million ABL Credit Agreement (collectively the “New Credit Facilities”) with Wells Fargo, National Association, as Agent, and Bank of America, N.A. serving as Syndication Agent. The term loan portion of the New Credit Facilities matures on November 2, 2022, and requires quarterly principal payments equal to 0.25% of the aggregate borrowings. Interest is computed, at our election, based on a Base Rate plus applicable margin of 4.25%, or LIBOR plus applicable margin of 5.25% (with the stipulation that LIBOR cannot be less than 1%). In the event of default, outstanding borrowings will accrue interest at the Default Rate, as defined, whereby the obligations will bear interest at a per annum rate equal to 2% above the total per annum rate otherwise applicable. The term loan provides for incremental term loan commitments for a minimum principal amount of $25.0 million, up to an aggregate amount of $50.0 million, to the extent that such borrowings do not cause the Consolidated Senior Secured Leverage Ratio to exceed 3.00 to 1.00. The term loan agreement permits prepayment of the term loan of at least an aggregate amount of $5.0 million or any whole multiple of $1.0 million in excess thereof without penalty, except if such prepayment is made on or before November 2, 2016, we will pay a fee equal to 1% of such prepayment. The ABL portion of the New Credit Facilities matures on November 2, 2020 with no stated principal repayment terms prior to maturity. Borrowing capacity and availability is determined based upon the dollar equivalent of certain working capital items including receivables and inventory, subject to eligibility as determined by Wells Fargo, National Association, as Administrative Agent, up to the facility maximum of $100.0 million. Interest is computed, at our election, on a grid as the Base Rate plus an Applicable Margin, as defined in the agreement, or LIBOR plus an Applicable Margin. The Applicable Margin is outlined in the following table:

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
The New Credit Facilities contain restrictive debt covenants which include: (1) as of the last day of each fiscal quarter through October 30, 2017, our Consolidated Total Leverage Ratio, as defined in the agreement, must not exceed 4.50 to 1.00. For the last day of each fiscal quarter after October 30, 2017, this ratio cannot exceed 4.00 to 1.00; (2) as of the last day of each fiscal month, we must maintain a trailing twelve-month Consolidated Fixed Charge Coverage Ratio, as defined in the agreement, of at least 1.10 to 1.00; (3) if our ABL Revolver Usage, as defined, exceeds the Borrowing Base, we must repay the excess amount on an accelerated basis to bring down the borrowing level; (4) if we receive consideration for the sale of assets other than “permitted assets” or for any insurance or condemnation event related to the ABL collateral, we are required to repay this amount as an ABL prepayment; if such payment is received with regards to assets that are not related to the ABL collateral, then we are required to repay this amount as a term loan prepayment; and (5) for each year we have “Excess Cash Flow,” as defined, we are required to make a mandatory prepayment of the term loan calculated in accordance with the terms outlined in the credit agreement.
Furthermore, the New Credit Facilities require periodic reporting, as well as monthly borrowing base calculation pursuant to the ABL portion of the facility, and could restrict or limit our ability to engage in certain business activities such as: (1) future business acquisitions or liquidations; (2) incurring new indebtedness, liens or encumbrances; (3) merging or consolidating operations; (4) disposing of significant assets; (5) prepaying subordinated debt; (6) engaging in certain transactions with affiliates; or (7) modifying incentive plans or governance documents, amongst other restrictions (including a limitation on annual dividend payments of $8.0 million).

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of January 31, 2016, we had $310.0 million outstanding under the term loan facility (reduced by unamortized loan discount of $6.0 million), $10.5 million outstanding under the ABL facility, $5.9 million of outstanding letters of credit and $6.3 million outstanding under capital leases and other debt vehicles. We have $60.6 million available under our credit facilities at January 31, 2016. The borrowings outstanding as of January 31, 2016 under the term loan and ABL facilities accrue interest at 6.25% and 1.93%, respectively, and our weighted average borrowing rate for borrowings outstanding during the three months ended January 31, 2016 was 6.02%. We were in compliance with our debt covenants as of January 31, 2016.
Other Debt Instruments
We maintain certain capital lease obligations related to equipment purchases. In conjunction with the acquisition of HLP, we assumed additional capital lease obligations of approximately $7.7 million. These capital lease obligations relate to equipment purchases and accrue interest at an average rate of 5.5%, and extend through the year 2020. As of January 31, 2016, our obligations under the HLP capital leases total $5.8 million, of which $2.0 million is classified as the current portion of long-term debt and $3.8 million is classified as long-term debt on the accompanying unaudited condensed consolidated balance sheet.
6. Retirement Plans
Pension Plan
Our non-contributory, single employer defined benefit pension plan covers a majority of our employees in the United States. Employees of acquired companies may be covered after a transitional period. The net periodic pension cost for this plan for the three-month periods ended January 31, 2016 and 2015 was as follows:

	Three Months Ended
	January 31,
	2016	2015
	(In thousands)
Service cost	$795	$881
Interest cost	196	253
Expected return on plan assets	(423)	(461)
Amortization of net loss	68	—
Net periodic benefit cost	$636	$673
During 2015, we contributed approximately $2.8 million to fund our plan, and we expect to make a contribution to our plan in September 2016 of approximately $2.3 million.
Other Plans
We also have a supplemental benefit plan covering certain executive officers and a non-qualified deferred compensation plan covering members of the Board of Directors and certain key employees. As of January 31, 2016 and October 31, 2015, our liability under the supplemental benefit plan was approximately $2.0 million and $1.7 million, respectively, and under the deferred compensation plan was approximately $3.5 million and $3.3 million, respectively. We record the current portion of liabilities under these plans under the caption "Accrued Liabilities," and the long-term portion under the caption "Other Liabilities" in the accompanying condensed consolidated balance sheets.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Three Months Ended
January 31, 2016
(In thousands)
Beginning balance as of November 1, 2015	$535
Provision for warranty expense	71
Change in accrual for preexisting warranties	16
Warranty costs paid	(24)
Total accrued warranty as of the end of the period	$598
Less: Current portion of accrued warranty	310
Long-term portion of accrued warranty	$288
8. Income Taxes
To determine our income tax expense for interim periods, consistent with accounting standards, we apply the estimated annual effective income tax rate to year-to-date results. Our estimated annual effective tax rates from continuing operations for the three months ended January 31, 2016 and 2015 were 34.0% and 47.6%, respectively. The 2016 effective rate was impacted by a discrete benefit item for the R&D credit which was made permanent in December 2015. Excluding this item, the effective tax rate was 32.0%. The increase in the 2015 effective tax rate is attributable to a discrete benefit item resulting from the reassessment of our uncertain tax position related to the 2008 spin-off of Quanex from a predecessor company in January 2015. Excluding this discrete item, the 2015 effective tax rate was 34.1%.
The acquisition of Woodcraft Industries, Inc. in November 2015 established a noncurrent deferred tax liability of $36.3 million reflecting the book to tax basis difference in intangibles, fixed assets and inventory. The acquisition of Flamstead Holdings, Ltd in June 2015 established a noncurrent deferred tax liability of $13.2 million reflecting the book to tax basis difference in intangibles, fixed assets and inventory.
As of January 31, 2016, our unrecognized tax benefit (UTB) relates to certain state tax items regarding the interpretation of tax laws and regulations. In January 2015, we reassessed our unrecognized tax benefit related to the 2008 spin-off of Quanex from a predecessor company and recognized the full benefit of the tax positions taken. This reduced the liability for uncertain tax positions by $4.0 million and increased deferred income taxes (non-current assets) by $6.8 million and resulted in a non-cash increase in retained earnings of $10.0 million, with an increase in income tax benefit of $0.8 million. At January 31, 2016, $0.5 million is recorded as a liability for uncertain tax positions. The disallowance of the UTB would not materially affect the annual effective tax rate.
Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. The final outcome of the future tax consequences of legal proceedings, if any, as well as the outcome of competent authority proceedings, changes in regulatory tax laws, or interpretation of those tax laws could impact our financial statements. We are subject to the effect of these matters occurring in various jurisdictions. We do not believe any of the UTB at January 31, 2016 will be recognized within the next twelve months.
We evaluate the likelihood of realization of our deferred tax assets by considering both positive and negative evidence. We believe there is no need for a valuation allowance of the federal net operating losses. We will continue to evaluate our position throughout the year. We maintain a valuation allowance for certain state net operating losses which totaled $1.1 million at January 31, 2016.
In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendments require deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. We adopted ASU No. 2015-17 as of November 1, 2015 on a retroactive basis. As a result, our presentation of deferred taxes at January 31, 2016 and October 31, 2015 is consistent with this guidance, and therefore the October 31, 2015 presentation reflects a reclassification of current deferred income tax asset of $14.0 million and the noncurrent deferred income tax liability of $5.2 million as a noncurrent deferred income tax asset of $8.8 million.
9. Contingencies
Environmental

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
Spacer Migration
We were notified by certain customers through our German operation that the vapor barrier employed on certain spacer products manufactured prior to March 2014 may permit spacer migration in certain extreme circumstances. This product does not have a specific customer warranty, but we have received claims from customers related to this issue, which we continue to investigate. The balance of the accrual for this matter at October 31, 2015 was $1.1 million. The accrual balance increased to $1.2 million at January 31, 2016, reflecting net claim payments of $0.3 million, and additional claims received of $0.4 million. We cannot estimate any future liability with regard to unasserted claims. However, we have received new claims during fiscal 2016 which we continue to investigate. We evaluate this reserve at each balance sheet date. We will investigate any future claims, but we are not obligated to honor any future claims.
Affordable Care Act
We are subject to the employer-shared responsibility requirements (more commonly referred to as the employer mandate) of the Affordable Care Act (ACA). The employer mandate requires us to offer health care insurance that meets minimum value and affordability requirements to our full-time employees and certain potential common law employees within a specified coverage threshold. Effective January 1, 2015, and for the calendar year ended December 31, 2015, we may be subject to a penalty in the form of an excise tax under the ACA if we do not meet these requirements. Furthermore, we must comply with the annual disclosure and reporting requirements. We have implemented mechanisms to achieve compliance with the ACA requirements.
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
We have not designated any of our derivative contracts as hedges for accounting purposes in accordance with the provisions under the Accounting Standards Codification Topic 815 "Derivatives and Hedging" (ASC 815). Therefore, changes in the fair value of these contracts and the realized gains and losses are recorded in the condensed consolidated statements of income (loss) for the three-month periods ended January 31, 2016 and 2015 as follows (in thousands):

		Three Months Ended
		January 31,
Location of Gain:		2016	2015
Other, net	Foreign currency derivatives	$154	$652
We have chosen not to offset any of our derivative instruments in accordance with the provisions of ASC 815. Therefore, the assets and liabilities are presented on a gross basis on our accompanying condensed consolidated balance sheets.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The fair values of our outstanding derivative contracts as of January 31, 2016 and October 31, 2015 were as follows (in thousands):

	January 31, 2016	October 31, 2015
Prepaid and other current assets:
Foreign currency derivatives	$1	$44
Accrued liabilities:
Foreign currency derivatives	$(4)	$—
The following table summarizes the notional amounts and fair value of outstanding derivative contracts at January 31, 2016 and October 31, 2015 (in thousands):

		Notional as indicated		Fair Value in $
		January 31, 2016	October 31, 2015	January 31, 2016	October 31, 2015
Foreign currency derivatives:
Sell EUR, buy USD	EUR	6,957	$8,076	$(4)	$37
Sell CAD, buy USD	CAD	122	280	1	1
Sell GBP, buy USD	GBP	179	226	—	3
Buy EUR, sell USD	EUR	—	807	—	3
Buy EUR, sell GBP	EUR	23	2	—	—
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

•	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the assets and liabilities measured on a recurring basis based on the fair value hierarchy (in thousands):

	January 31, 2016				October 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Foreign currency derivatives	$—	$1	$—	$1	$—	$44	$—	$44
Total assets	$—	$1	$—	$1	$—	$44	$—	$44

Liabilities
Foreign currency derivatives	$—	$4	$—	$4	$—	$—	$—	$—
Contingent consideration	—	—	9,704	9,704	—	—	10,414	10,414
Total liabilities	$—	$4	$9,704	$9,708	$—	$—	$10,414	$10,414
All of our derivative contracts are valued using quoted market prices from brokers or exchanges and are classified within Level 2 of the fair value hierarchy. Contingent consideration associated with the HLP acquisition is included above as a Level 3 measurement (see Note 2, "Acquisitions").
We had approximately $2.4 million of certain property, plant and equipment that was recorded at fair value on a non-recurring basis and classified as Level 3 as of January 31, 2016 and October 31, 2015. The fair value was based on broker opinions.
Carrying amounts reported on the balance sheet for cash, cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. Our outstanding debt is variable rate debt that re-prices frequently, thereby limiting our exposure to significant change in interest rate risk. As a result, the fair value of our debt instruments, as adjusted for unamortized discount of $6.0 million at January 31, 2016, approximates carrying value at January 31, 2016 and October 31, 2015 (Level 3 measurement).
12. Stock-Based Compensation
We have established and maintain an Omnibus Incentive Plan (2008 Plan) that provides for the granting of restricted stock awards, stock options, restricted stock units, performance share awards and other stock-based and cash-based awards. The 2008 Plan is administered by the Compensation and Management Development Committee of the Board of Directors.
The aggregate number of shares of common stock originally authorized for grant under the 2008 Plan was 2,900,000. In February 2011 and February 2014, shareholders approved an increase of the aggregate shares available for grant by 2,400,000 shares and 2,350,000 shares, respectively. Any officer, key employee and/or non-employee director is eligible for awards under the 2008 Plan. Historically, our practice has been to grant stock options and restricted stock units to non-employee directors on the last business day of each fiscal year, with an additional grant of options to each director on the date of his or her first anniversary of service. In May 2015, the Nominating & Corporate Governance Committee of our Board of Directors changed the annual grant to our directors to a grant of restricted stock units on the first day of the new fiscal year, November 1, eliminating the grant of stock options to the directors. Once approved by the Compensation & Management Development Committee of our Board of Directors in December, we grant stock options, restricted stock awards, and/or performance shares to officers, management and key employees. Occasionally, we may make additional grants to key employees at other times during the year.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of non-vested restricted stock awards activity during the three months ended January 31, 2016 is presented below:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value per Share
Non-vested at October 31, 2015	293,000	$18.70
Granted	84,000	19.21
Cancelled	(5,200)	18.61
Vested	(26,000)	21.10
Non-vested at January 31, 2016	345,800	$18.65
The total weighted average grant-date fair value of restricted stock awards that vested during each of the three-month periods ended January 31, 2016 and 2015 was $0.5 million. As of January 31, 2016, total unrecognized compensation cost related to unamortized restricted stock awards was $3.2 million. We expect to recognize this expense over the remaining weighted average vesting period of 1.7 years.
Stock Options
Historically, stock options have been awarded to key employees, officers and non-employee directors. Effective May 2015, the director compensation structure was revised to eliminate the annual grant of stock options to non-employee directors. Officer stock options typically vest ratably over a three-year period with service and continued employment as the vesting conditions. Our stock options may be exercised up to a maximum of ten years from the date of grant. The fair value of the stock options is determined on the grant date and expensed over the vesting period resulting in an increase in additional paid-in-capital.
We use a Black-Scholes pricing model to estimate the fair value of stock options. A description of the methodology for the valuation assumptions was disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015.
The following table provides a summary of assumptions used to estimate the fair value of our stock options issued during the three-month periods ended January 31, 2016 and 2015.

	Three Months Ended
	January 31,
	2016	2015
Weighted-average expected volatility	37.1%	47.7%
Weighted-average expected term (in years)	5.4	5.8
Risk-free interest rate	1.7%	1.6%
Expected dividend yield over expected term	1.0%	1.0%
Weighted average grant date fair value	$6.32	$8.40
The following table summarizes our stock option activity for the three months ended January 31, 2016:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000s)
Outstanding at October 31, 2015	2,352,188	$16.46
Granted	294,400	19.23
Exercised	(185,241)	15.89
Forfeited/Expired	(10,568)	19.51
Outstanding at January 31, 2016	2,450,779	$16.82	5.8	$4,961
Vested or expected to vest at January 31, 2016	2,441,813	$16.81	5.8	$4,959
Exercisable at January 31, 2016	1,970,038	$16.31	5.0	$4,843
Intrinsic value is the amount by which the market price of the common stock on the date of exercise exceeds the exercise price of the stock option. The total intrinsic value of stock options exercised during the three months ended January 31, 2016 was

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

$0.8 million. There were no stock options exercised during the three months ended January 31, 2015. The weighted-average grant date fair value of stock options that vested during the three months ended January 31, 2016 and 2015 was $1.9 million and $2.2 million, respectively. As of January 31, 2016, total unrecognized compensation cost related to stock options was $2.6 million. We expect to recognize this expense over the remaining weighted average vesting period of 1.5 years.
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
As of January 31, 2016, there were no non-vested restricted stock units. During the three-month period ended January 31, 2015, we paid $1.7 million to settle certain restricted stock units.
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
We have awarded annual grants of performance shares in December 2015, 2014 and 2013. In addition, we awarded performance shares in January 2016 to a new officer. All of these performance share awards are designed with the same performance measures (relative total shareholder return and earnings per share growth). However, the number of shares earned is variable depending on the metrics achieved, and the settlement method is 50% in cash and 50% in our common stock.
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
In conjunction with the annual grants in December 2015, 2014 and 2013, we awarded 158,100, 137,400 and 155,800 performance shares, respectively. We also awarded 4,300 performance shares in January 2016. Depending on the achievement of the performance conditions, 0% to 200% of the awarded performance shares may ultimately vest. During the three months ended January 31, 2016, 4,500 of the performance shares issued in December 2013 and 3,900 of the performance shares issued in December 2014 were forfeited. During 2015, 9,200 of the performance shares issued in December 2013 and 8,200 of the performance shares issued in December 2014 were forfeited. During 2014, 7,000 of the performance shares issued in December 2013 were forfeited. For the three-month periods ended January 31, 2016 and 2015, we have recorded $0.5 million and $0.4 million, respectively, of compensation expense related to these performance share awards.
Performance share awards are not considered outstanding shares and do not have voting rights, although dividends are accrued over the performance period and will be payable in cash based upon the number of performance shares ultimately earned.
The performance shares are excluded from the diluted weighted-average shares used to calculate earnings per share until the performance criteria is probable to result in the issuance of contingent shares. As of January 31, 2016, we have deemed 67,550 shares related to performance shares as probable to be issued.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Treasury Shares
On September 5, 2014, our Board of Directors cancelled our existing stock repurchase program and approved a new stock repurchase program authorizing us to use up to $75.0 million to repurchase shares of our common stock. For the period from September 5, 2014 through October 31, 2014, we purchased 1,316,326 shares at a cost of $24.2 million under the new program. During the year ended October 31, 2015, we purchased an additional 2,675,903 shares at a cost of $50.8 million, of which 2,297,161 shares were purchased during the three months ended January 31, 2015 at a cost of $43.4 million. From inception of the program, we purchased 3,992,229 shares at a cost of $75.0 million.
We record treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Shares are generally issued from treasury stock at the time of grant of restricted stock awards, and upon the exercise of stock options and upon the issuance of performance shares. On the subsequent issuance of treasury shares, we record proceeds in excess of cost as an increase in additional paid in capital. A deficiency of such proceeds relative to costs would be applied to reduce paid-in-capital associated with prior issuances to the extent available, with the remainder recorded as a charge to retained earnings. We recorded a charge to retained earnings of $0.4 million in the three months ended January 31, 2016.
The following table summarizes the treasury stock activity during the three months ended January 31, 2016:

Three Months Ended
January 31, 2016
Beginning balance as of November 1, 2015	3,647,103
Restricted stock awards granted	(84,000)
Stock options exercised	(185,241)
Balance at end of period	3,377,862
13. Other Income (Expense)
Other income (expense) included under the caption "Other, net" on the accompanying condensed consolidated statements of income (loss), consisted of the following for the three-month periods ended January 31, 2016 and 2015:

	Three Months Ended
	January 31,
	2016	2015
	(In thousands)
Foreign currency transaction losses	$(2,629)	$(834)
Foreign currency derivative gains	154	652
Interest income	36	31
Other	78	—
Other income (expense)	$(2,361)	$(151)
14. Segment Information
In our Annual Report on Form 10-K as of October 31, 2015 we presented two reportable segments in accordance with ASC Topic 280-10-50, “Segment Reporting” (ASC 280): (1) Engineered Products, comprised of four operating segments, focused primarily on North American fenestration, and (2) International Extrusion, comprised solely of HLP that was acquired on June 15, 2015. In addition, we recorded LIFO inventory adjustments, corporate office charges and inter-segment eliminations as Corporate & Other.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

With the acquisition of Woodcraft on November 2, 2015, we re-evaluated our reportable operating segment presentation and changed the presentation to have three reportable business segments: (1) North American Engineered Components segment (“NA Engineered Components”), comprised of four operating segments primarily focused on the fenestration market in North America; (2) European Engineered Components segment (“EU Engineered Components”), comprised of our United Kingdom-based vinyl extrusion business and the European insulating glass business; (3) North American Cabinet Components segment (“NA Cabinet Components”), comprised solely of the North American cabinet door and components business acquired in November 2015. We continue to maintain what was previously called Corporate & Other, now called Unallocated Corporate & Other, but a portion of the general and administrative costs associated with the corporate office have been allocated to the reportable operating segments, based upon a relative measure of profitability in order to more accurately reflect the true cost of the administrative function. Certain costs were not allocated to the reportable operating segments, but remain in Unallocated Corporate & Other, including transaction expenses, stock-based compensation, long-term incentive awards based on the performance of our common stock and other factors, depreciation of corporate assets, interest expense, other, net, income taxes and inter-segment eliminations. For the quarter ended January 31, 2016, we allocated $4.4 million of corporate general and administrative expense, of which $2.4 million was allocated to NA Engineered Components, $0.9 million was allocated to EU Engineered Components, and $1.1 million was allocated to NA Cabinet Components. For the quarter ended January 31, 2015, the allocable base was $4.5 million, of which $2.5 million was allocated to the NA Engineered Components, $0.2 million was allocated to the EU Engineered Components, and no cost was allocated to NA Cabinet Components, resulting in $1.8 million which remained in Unallocated Corporate & Other. This treatment was applied to avoid an asymmetrical allocation amongst the operating segments for the comparative period due to the timing of acquisitions. The accounting policies of our operating segments are the same as those used to prepare our accompanying condensed consolidated financial statements.
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
Segment information for the three months ended January 31, 2016 and 2015, and total assets as of January 31, 2016 and October 31, 2015 are summarized as follows (in thousands):

	NA Eng. Comp.	EU Eng. Comp.	NA Cabinet Comp.	Corp. & Other	Total
Three Months Ended January 31, 2016
Net sales	$121,048	$33,068	$48,525	$(1,173)	$201,468
Depreciation and amortization	7,208	2,458	3,145	159	12,970
Operating income (loss)	5,517	1,352	(1,291)	(7,716)	(2,138)
Capital expenditures	5,353	2,253	974	72	8,652
As of January 31, 2016
Total assets	$308,723	$209,490	$295,189	$16,460	$829,862
Three Months Ended January 31, 2015
Net sales	$117,831	$11,182	$—	$(1,120)	$127,893
Depreciation and amortization	7,302	421	—	485	8,208
Operating income (loss)	(2,181)	167	—	(3,601)	(5,615)
Capital expenditures	6,563	758	—	—	7,321
As of October 31, 2015
Total assets	$314,397	$231,261	$—	$21,132	$566,790

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table reconciles our segment presentation, as previously reported in our Quarterly Report on Form 10-Q for the three months ended January 31, 2015, to the current presentation (in thousands):

Three months ended January 31, 2015	As Previously Reported	Reclassification	Current Presentation
Engineered Products
Net sales	$127,893	$(127,893)	$—
Depreciation and amortization	8,208	(8,208)	—
Operating income (loss)	(5,615)	5,615	—
Capital expenditures	$7,321	$(7,321)	$—
NA Engineered Components
Net sales	$—	$117,831	$117,831
Depreciation and amortization	—	7,302	7,302
Operating income (loss)	—	(2,181)	(2,181)
Capital expenditures	$—	$6,563	$6,563
EU Engineered Components
Net sales	$—	$11,182	$11,182
Depreciation and amortization	—	421	421
Operating income (loss)	—	167	167
Capital expenditures	$—	$758	$758
Unallocated Corporate & Other
Net sales	$—	$(1,120)	$(1,120)
Depreciation and amortization	—	485	485
Operating income (loss)	—	(3,601)	(3,601)
Capital expenditures	$—	$—	$—

The following table summarizes the change in the carrying amount of goodwill by segment for the three months ended January 31, 2016 (in thousands):

	NA Eng. Comp.	EU Eng. Comp.	NA Cabinet Comp.	Unalloc. Corp. & Other	Total
Balance as of October 31, 2015	$51,314	$78,456	$—	$—	$129,770
Woodcraft acquisition	—	—	113,183	—	113,183
Other	—	(201)	—	—	(201)
Foreign currency translation adjustment	—	(5,523)	—	—	(5,523)
Balance as of January 31, 2016	$51,314	$72,732	$113,183	$—	$237,229

For further details of Goodwill, see Note 4, "Goodwill & Intangible Assets", located herewith.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

We did not allocate non-operating expense or income tax expense to the reportable segments. The following table reconciles operating loss as reported above to net loss for the three months ended January 31, 2016 and 2015:

	January 31, 2016	January 31, 2015
	(In thousands)
Operating loss	(2,138)	(5,615)
Interest expense	(6,491)	(141)
Other, net	(2,361)	(151)
Income tax benefit	3,741	2,813
Net loss from continuing operations	$(7,249)	$(3,094)
Product Sales
We produce a wide variety of products that are used in the fenestration industry, including: window and door systems design, engineering and fabrication; accessory trim profiles with real wood veneers and wood grain laminate finishes; window spacer systems; extruded vinyl products; metal fabrication; and astragals, thresholds and screens. In addition, we produce certain non-fenestration products, including: kitchen and bath cabinets, flooring and trim moldings, solar edge tape, plastic decking, fencing, water retention barriers, conservatory roof components, and other products.
The following table summarizes our product sales for the three months ended January 31, 2016 and 2015 into general groupings by segment to provide additional information to our shareholders.

	Three months ended
	January 31,
	2016	2015
	(In thousands)
NA Engineered Components:
United States - fenestration	$101,773	$98,353
International - fenestration	6,891	5,887
United States - non-fenestration	8,108	9,139
International - non-fenestration	4,276	4,452
	$121,048	$117,831
EU Engineered Components:
United States - fenestration	$—	$40
International - fenestration	30,010	11,142
International - non-fenestration	3,058	—
	$33,068	$11,182
NA Cabinet Components:
United States	$47,870	$—
International	655	—
	$48,525	$—
Unallocated Corporate & Other
Eliminations	$(1,173)	$(1,120)
	$(1,173)	$(1,120)
Net sales	201,468	127,893
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
Basic and diluted loss per share was $(0.21) and $(0.09) for the three months ended January 31, 2016 and 2015, respectively. The computation of diluted earnings per share excludes outstanding stock options and other common stock equivalents when their inclusion would be anti-dilutive. This is always the case when an entity incurs a net loss. During the three-month periods ended January 31, 2016 and 2015, 326,897 and 472,497 shares of common stock equivalents, respectively, and 166,343 and 101,579 shares of restricted stock, respectively, were excluded from the computation of diluted earnings per share. There were 67,550 potentially dilutive contingent shares related to performance share awards for the three-month period ended January 31, 2016; there were no corresponding contingent shares for the three month-period ended January 31, 2015.
For the three-month periods ended January 31, 2016 and 2015, we had 960,672 and 762,572 securities, respectively, that were potentially dilutive in future earnings per share calculations. Such dilution will be dependent on the excess of the market price of our stock over the exercise price and other components of the treasury stock method.
16. New Accounting Guidance Adopted
In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendments require deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. We adopted ASU No. 2015-17 as of November 1, 2015 on a retroactive basis. As a result, our presentation of deferred taxes at January 31, 2016 and October 31, 2015 is consistent with this guidance, and therefore the October 31, 2015 presentation reflects a reclassification of current deferred income tax asset of $14.0 million and the noncurrent deferred income tax liability of $5.2 million as a noncurrent deferred income tax asset of $8.8 million (see Note 8, "Income Taxes").

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
For information on additional factors that could cause actual results to differ materially, please refer to the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes as of January 31, 2016, and for the three-month periods ended January 31, 2016 and 2015, included elsewhere herein. For additional information pertaining to our business, including risk factors which should be considered before investing in our common stock, refer to our Annual Report on Form 10-K for the fiscal year ended October 31, 2015.
Our Business
We manufacture components for original equipment manufacturers (OEM) in the building products industry. These components can be categorized as window and door (fenestration) components and kitchen and bath cabinet components. Examples of fenestration components include (1) energy-efficient flexible insulating glass spacers, (2) extruded vinyl profiles, (3) window and door screens, and (4) precision-formed metal and wood products. In addition, we provide certain other non-fenestration components and products, which include solar panel sealants, wood flooring, trim moldings, vinyl decking, fencing, water retention barriers, and conservatory roof components. We use low-cost production processes and engineering expertise to provide our customers with specialized products for their specific window, door, and cabinet applications. We believe these capabilities provide us with unique competitive advantages. We serve a primary customer base in North America and the United Kingdom, and also serve customers in international markets through our operating plants in the United Kingdom and Germany, as well as through sales and marketing efforts in other countries.
We continue to invest in organic growth initiatives and have completed several targeted business acquisitions. We intend to continue to pursue business acquisitions which may include vertically integrated vinyl extrusion businesses, screen manufacturers, cabinet component door manufacturers or businesses in complementary industries that allow us to expand our existing fenestration and cabinet component footprint, enhance our product offerings, provide new complementary technology, enhance our leadership position within the markets we serve, and expand into new markets or service lines. We have disposed of non-core businesses in the past, and continue to evaluate our business portfolio to insure that we are investing in markets where we believe there is potential future growth.
As of October 31, 2015, we had two reportable business segments: (1) Engineered Products segment, comprised of four operating segments focused on the fenestration market, primarily within North America, and (2) International Extrusion segment, comprised solely of a United Kingdom-based vinyl extrusion business acquired on June 15, 2015. In addition, we recorded corporate office charges, last-in, first-out inventory adjustments and inter-segment eliminations as Corporate & Other. With the acquisition of the cabinet component business on November 2, 2015, we evaluated the composition of our reportable operating segments and have changed this presentation to reflect management’s current view and to align with management's basis to allocate resources.
We currently have three reportable business segments: (1) North American Engineered Components segment (“NA Engineered Components”), comprised of four operating segments primarily focused on the fenestration market in North America; (2) European Engineered Components segment (“EU Engineered Components”), comprised of our United Kingdom-based vinyl extrusion business and the European insulating glass business; (3) North American Cabinet Components segment (“NA Cabinet Components”), comprised solely of the North American cabinet door and components business acquired in November 2015. We continue to maintain what was previously called Corporate & Other, now called Unallocated Corporate & Other, but a portion of the general and administrative costs associated with the corporate office have been allocated to the reportable operating segments, based upon a relative measure of profitability in order to more accurately reflect the true cost of the administrative function. Certain costs were not allocated to the reportable operating segments, but remain in Unallocated Corporate & Other, including transaction expenses, stock-based compensation, long-term incentive awards based on the performance of our common stock and other factors, depreciation of corporate assets, interest expense, other, net, income taxes and inter-segment eliminations. For the quarter ended January 31, 2016, we allocated $4.4 million of corporate general and administrative expense, of which $2.4 million was allocated to NA Engineered Components, $0.9 million was allocated to EU Engineered Components, and $1.1 million was allocated to NA Cabinet Components. For the quarter ended January 31, 2015, the allocable base was $4.5 million, of which $2.5 million was allocated to the NA Engineered Components, $0.2 million was allocated to the EU Engineered Components, and no cost was allocated to NA Cabinet Components, resulting in $1.8 million which remained in Unallocated Corporate & Other. This treatment was applied to avoid an asymmetrical allocation amongst the operating segments for the comparative period due to the timing of acquisitions. The accounting policies of our operating segments are the same as those used to prepare our accompanying condensed consolidated financial statements.
Recent Transactions and Events
On November 2, 2015, we completed the merger of QWMS, Inc., a Delaware corporation which was a newly-formed and wholly-owned Quanex subsidiary, and WII Holding, Inc. (WII), a Delaware corporation. Upon satisfaction or waiver of conditions set forth in the merger agreement, QWMS, Inc. merged with and into WII, and WII became our wholly-owned subsidiary, through which we acquired all the subsidiaries of WII (referred to collectively as "Woodcraft"). Woodcraft is a manufacturer of cabinet doors and other components to OEMs in the kitchen and bathroom cabinet industry. We paid $245.9 million in cash, resulting in a preliminary estimate of goodwill totaling $113.2 million. Woodcraft operates 12 plants within the United States and one plant in Mexico. Woodcraft is a leader in outsourced doors and components to OEMs in the kitchen and bathroom cabinet industry. We believe Woodcraft operates under a similar business model as us by cultivating relationships with industry-leading OEMs and providing quality value-added products. This acquisition represents our entry into a new segment of the building products industry, which is experiencing favorable growth and which is less susceptible to the impact of seasonality due to inclement weather.
On June 15, 2015, we acquired the outstanding ownership shares of Flamstead Holdings Limited, an extruder of vinyl lineal products and manufacturer of other plastic products incorporated and registered in England and Wales, for $131.7 million in cash, net of cash acquired, $7.7 million of debt assumed and contingent consideration of $10.3 million, resulting in goodwill of approximately $61.3 million. Following a pre-sale reorganization and purchase, Flamstead Holdings Limited owned 100% of the ownership shares of the following subsidiaries: HL Plastics Limited, Vintage Windows Limited, Wegoma Machinery Sales Limited (recently renamed Avantek Machinery Limited), and Liniar Limited (collectively referred to as “HLP”). This acquisition is subject to an earn-out provision calculated as a percentage of EBITDA earned, as defined in the agreement, and permits the former owner to select the measurement periods as one of the three succeeding twelve-month periods ended July 31 (2016, 2017 or 2018). The earn-out has been calculated using a probability weighting and has been adjusted for the time-value of money, with greater weight given to the third (and final) twelve-month period (when the EBITDA measure is expected to be greatest). We believe that this acquisition expands our vinyl extrusion product offerings and expands our international presence in the global fenestration business.
On April 1, 2014, we sold our interest in a limited liability company which held the assets of an aluminum sheet products business, Nichols Aluminum (Nichols), to Aleris International, Inc. (Aleris), a privately held Delaware corporation which provides aluminum rolled products and extrusions, aluminum recycling and specification aluminum alloy production. We do not expect to have results of operations associated with this discontinued operation during fiscal 2016.
Market Overview and Outlook
We believe the primary drivers of our operating results continue to be North American new home construction and residential remodeling and replacement (R&R) activity. We believe that housing starts and window shipments are indicators of activity levels in the home building and window industries, and we use this data, as published by or derived from third-party sources, to evaluate the market. We have historically evaluated the domestic market using data from the National Association of Homebuilders (NAHB) with regard to housing starts, and published reports by Ducker Worldwide, LLC (Ducker), a consulting and research firm, with regard to window shipments. The NAHB has forecasted increases in calendar-year housing starts from 1.1 million units in 2015 to 1.3 million units in 2016 and 1.5 million units in 2017, reflecting increasing consumer confidence and a healthier economy, although tempered somewhat in recent months due to potential increases in interest rates by the U.S. Federal Reserve, and some instability of markets in other countries. Ducker indicated that window shipments are expected to increase from 48.7 million units in 2015 to 52.2 million units in 2016, with new construction window shipments forecasted to increase at a higher pace than R&R window shipments. Derived from reports published by Ducker, the overall growth in window shipments for the trailing twelve-month period ended December 31, 2015 was 5.7%. During this period, growth in new construction increased 8.9%, driven in part by an increase in multi-family housing, and growth in R&R activity increased 3.5%. Historically, a larger percentage of our revenues have been derived from R&R activity.
We have expanded our international presence with the acquisition of HLP in June 2015. This business is largely focused on the sale of vinyl systems under the trade name “Liniar” to smaller window manufacturers in the United Kingdom. To evaluate this market relative to housing starts, we use published reports from D&G Consulting (D&G), a consulting and research firm. D&G forecasts an increase in housing starts for private housing in the United Kingdom through 2018, while housing starts for public housing are forecasted to decline slightly beyond 2016, but thereafter remain relatively stable for 2017 and 2018.
Woodcraft manufactures kitchen and bathroom cabinet doors using a variety of woods from traditional hardwoods to engineered wood products. Currently, Woodcraft sells all of its products in North America, predominantly in the United States, so domestic housing starts and R&R activity constitute the primary drivers of this business as well. Although NAHB forecasts indicate expected continued growth in the United States housing market, much of this anticipated growth is in new construction for multi-family dwellings, or rental properties, which tends to drive demand for stock cabinets as compared to the semi-custom cabinets Woodcraft is best suited to produce.

Our business is seasonal, particularly our fenestration business, as inclement weather during the winter months tends to slowdown construction, particularly as related to “outside of the house” construction. To some extent, we believe our acquisition of Woodcraft will lessen the impact of seasonality on our operating results, as the cabinet business is “inside of the house” and less susceptible to weather.

We are impacted by regulation of energy standards. The United States government has been less aggressive pursuing higher energy efficiency standards in the United States in recent years. Higher energy efficiency standards are being implemented in Europe, which should bode well for our fenestration-related business in the European markets that we serve. In addition to the HLP vinyl extrusion business, we operate warm-edge spacer plants in the United Kingdom and in Germany. Our warm-edge spacer products are more energy efficient than older technology cold-edge spacers that are predominantly used in the European markets we serve.
The availability and pricing of critical raw materials, and our ability to pass this incremental cost to our customers through surcharges, has impacted our business in recent months, and we believe this trend will continue. We utilize several commodities in our business for which pricing can fluctuate, including polyvinyl resin (PVC), petroleum products, aluminum and wood. We typically include surcharges in our customer contracts which allow us to pass a portion of these price fluctuations onto our customers. However, these surcharges are negotiated with our customers and may not be fully effective in reducing our exposure to changing commodity prices. Although we benefit from lower commodity prices associated with these products used in our business, our customer contracts may require concessions if prices decline below a designated threshold, which has impacted our operating results in recent periods.
We are optimistic about our growth prospects in the near-term. We believe the recent acquisitions of HLP and Woodcraft diversify our product offerings and provide new avenues to grow our business, while we continue to focus on enhancing manufacturing efficiencies and customer service in order to provide a quality, value-added product to our North American fenestration customers.

Results of Operations
Three Months Ended January 31, 2016 Compared to Three Months Ended January 31, 2015

	Three Months Ended January 31,
	2016	2015	Change $	% Variance
	(Dollars in millions)
Net sales	$201.5	$127.9	$73.6	58%
Cost of sales (excluding depreciation and amortization)	159.3	105.8	53.5	51%
Selling, general and administrative	31.3	19.5	11.8	61%
Depreciation and amortization	13.0	8.2	4.8	59%
Operating loss	$(2.1)	$(5.6)	$3.5	63%
Interest expense	(6.5)	(0.1)	(6.4)	(6,400)%
Other, net	(2.3)	(0.2)	(2.1)	(1,050)%
Income tax benefit	3.7	2.8	0.9	(32)%
Net loss	$(7.2)	$(3.1)	$(4.1)	132%
Our operating results for the three months ended January 31, 2016 include the contributions of HLP and Woodcraft acquired on June 15, 2015 and November 2, 2015, respectively. We experienced overall sales growth of approximately 3% for the three months ended January 31, 2016 compared to the same period in 2015, excluding these acquisitions.
Our period-over-period results by reportable segment follow.

Changes Related to Operating Income (Loss) by Reportable Segment:
NA Engineered Components

	For the Three Months Ended January 31,
	2016	2015	$ Change	% Variance
	(Dollars in millions)
Net sales	$121.1	$117.8	$3.3	3%
Cost of sales (excluding depreciation and amortization)	93.7	97.8	(4.1)	4%
Selling, general and administrative	14.7	14.8	(0.1)	1%
Depreciation and amortization	7.2	7.3	(0.1)	1%
Operating income (loss)	$5.5	$(2.1)	$7.6	362%
Operating income (loss) margin	5%	(2)%
Net Sales. Net sales increased $3.3 million, or 3%, for the three months ended January 31, 2016 compared to the same period in 2015. The period-over-period growth in window shipments as derived from preliminary data provided by Ducker for the calendar quarter ended December 31, 2015 was 4.4%. Our comparable period-over-period sales growth for the fiscal quarter ended January 31, 2016, was 3.2%, as adjusted for acquisitions and certain foreign and other results to be more consistent with Ducker. Our business was impacted in the prior year by a planned decline in our vinyl profile business, as well as a decrease in revenue from oil surcharges year-over-year. On a year-over-year basis, we experienced a $5.0 million increase in sales attributable to higher volume, partially offset by a decrease of $1.9 million in revenues associated with pricing. To a large extent, the increased volume at lower pricing was related to our vinyl extrusion business, as we had planned to lose volume during the first quarter of 2015 with certain profiles for a large customer, and although this volume was replaced during the first quarter of 2016, the mix of earnings was at a lower average price. Our results continue to be impacted by reduced oil surcharges on our butyl-based products due to a dramatic decline in oil prices throughout 2015, remaining relatively low for the first quarter of 2016. The decrease of revenue associated with this surcharge is significantly offset by the decrease in the cost of the raw material used in our manufacturing process, resulting in minimal impact on operating margins.
Cost of Sales. The cost of sales decreased $4.1 million, or 4%, when comparing the three months ended January 31, 2016 to the same period in 2015. Corresponding with the net sales discussion above, cost of sales was impacted by changes in sales volume and the resulting impact on product mix. However, these increases in expense were more than offset by the following: lower year-over-year repair and maintenance costs for our vinyl extrusion business; reduced material costs attributable to lower commodity prices and renegotiated supplier agreements; reduced freight cost; and some favorable labor efficiencies. These labor efficiencies were somewhat offset by higher current health insurance and workers’ compensation insurance costs, less the benefit and timing associated with stop-loss insurance reimbursements.

Selling, General and Administrative. Our selling, general and administrative expenses decreased $0.1 million, or 1% when comparing the three months ended January 31, 2016 to the same period in 2015. This decrease was largely due to a gain on the sale of fixed assets of approximately $0.4 million, partially offset by labor cost, inflation and higher insurance costs.

Depreciation and Amortization. Depreciation and amortization expense decreased $0.1 million for the three months ended January 31, 2016 compared to the same period in 2015 as the incremental depreciation and amortization expense associated with property, plant and equipment and intangible assets placed into service during the trailing twelve months ended January 31, 2016, was offset by the run-off of depreciation expense associated with existing assets and disposals during this period.

European Engineered Components

	Three months ended January 31,
	2016	2015	$ Change	Variance %
	(Dollars in millions)
Net sales	$33.1	$11.2	$21.9	196%
Cost of sales (excluding depreciation and amortization)	23.7	8.5	$15.2	(179)%
Selling, general and administrative	5.6	2.1	$3.5	167%
Depreciation and amortization	2.4	0.4	$2.0	500%
Operating income	$1.4	$0.2	$1.2	600%
Operating income margin	4%	2%
Net Sales. Net sales increased $21.9 million, or 196%, primarily due to a $21.9 million contribution from HLP in 2016. In addition, an increase in sales of $1.0 million associated with higher volume for both the British and German plants, was offset by a decrease in revenue of $1.0 million for the effect of changes in foreign exchange rates, particularly in Germany.
Cost of Sales. The cost of sales increased $15.2 million, or 179%, primarily due to a $15.6 million contribution from HLP. The remaining decline in cost of goods sold of $0.4 million, or 5%, for the three months ended January 31, 2016 compared to the same period in 2015, was related to lower material costs in Germany, as a new mixing plant was installed in 2015, which eliminated the cost associated with processing by outside vendors. Otherwise, consistent with the revenue discussion, cost of goods sold increased as a result of the increase in volume in the United Kingdom and Germany, but was offset by the effect of exchange rate changes.
Selling, General and Administrative. Our selling, general and administrative expense increased $3.5 million, attributable to $3.4 million of expense incurred at HLP in 2016.
Depreciation and Amortization. Depreciation and amortization expense increased $2.0 million, reflecting the $2.0 million contribution from HLP in 2016. The incremental depreciation and amortization expense associated with property, plant and equipment placed into service during the trailing twelve months ended January 31, 2016, was offset by the run-off of depreciation expense associated with existing assets and disposals during this period.
NA Cabinet Components
The sole operating segment in the NA Cabinet Components reportable segment is Woodcraft, which was acquired on November 2, 2015. The results of operations of Woodcraft for the period November 2, 2015 through January 31, 2016 are summarized in the following table (including Corporate allocation of $1.1 million, and the effect of the step-up of inventory of $2.3 million, for which no margin was earned during the quarter ended January 31, 2016):

Three months ended
January 31, 2016
(Dollars in millions)
Net sales	$48.5
Cost of sales (excluding depreciation and amortization)	42.5
Selling, general and administrative	4.2
Depreciation and amortization	3.1
Operating loss	$(1.3)
Operating loss margin	(3)%
Unallocated Corporate & Other

	For the Three Months Ended January 31,
	2016	2015	$ Change	Variance %
	(Dollars in millions)
Net sales	$(1.2)	$(1.1)	$(0.1)	(9)%
Cost of sales (excluding depreciation and amortization)	(0.6)	(0.5)	(0.1)	(20)%
Selling, general and administrative	6.9	2.6	4.3	(165)%
Depreciation and amortization	0.2	0.5	(0.3)	60%
Operating loss	$(7.7)	$(3.7)	$(4.0)	(108)%
Net Sales. Net sales for Unallocated Corporate & Other represents the elimination of inter-segment sales for the three-month periods ended January 31, 2016 and 2015. The change between periods reflects the amount of inter-segment sales (between NA Engineered Components and EU Engineered Components).
Cost of Sales. Cost of sales for Unallocated Corporate & Other consists of the elimination of inter-segment sales, profit in inventory, changes in the LIFO reserve and other costs. The change for the three-month periods ended January 31, 2016 and 2015 of $0.1 million was primarily related to the change in the profit in inventory elimination.
Selling, General and Administrative. Our selling, general and administrative expenses increased $4.3 million for the three months ended January 31, 2016 compared to the same period in 2015, primarily due to an increase in transaction related costs of $5.1 million primarily associated with the Woodcraft purchase on November 2, 2015, partially offset by a decrease in the amount of corporate expense allocated to the divisions of $1.8 million (based on the timing of the HLP and Woodcraft acquisitions, as no expense was allocated related to these businesses for the three months ended January 31, 2015). The remaining increase in expense year-over-year was attributable to stock-based compensation and long-term incentive accruals (primarily related to compensation expense recognized pursuant to performance share awards).
Depreciation and Amortization. Depreciation and amortization expense decreased $0.3 million, or 60%, for the three months ended January 31, 2016 compared to the same period in 2015, reflecting the run-off of depreciation during 2015 primarily related to computer software, hardware and licensing. Relatively few new assets were placed in service at corporate during the trailing twelve months ended January 31, 2016.
Changes related to Non-Operating Items:
Interest Expense. Interest expense increased $6.4 million for the three months ended January 31, 2016 compared to the same period in 2015 due to an increase in borrowings outstanding. We entered into a new credit facility in conjunction with the acquisition of Woodcraft, which contains a Term Loan B facility and an asset-backed lending facility, each at variable interest rates. We borrowed $320.5 million to acquire Woodcraft and to retire then-outstanding borrowings under a predecessor credit facility of $50.0 million. The new credit facilities have higher interest rates, require loan commitment fees and were issued at a discount (resulting in additional interest expense as the discount is accreted over the term of the facilities). In addition, we paid $8.8 million of deferred financing costs which are being amortized to interest expense over the term of the facilities. We also expensed unamortized deferred financing fees associated with the predecessor facility totaling $0.5 million. Also contributing to the increase in interest expense year-over-year is the expense associated with finance leases assumed with the acquisition of HLP in June 2015. The interest expense incurred during the three months ended January 31, 2015 was significantly less as our total debt outstanding was less than $1.0 million during the quarter ended January 31, 2015.
Other, net. The increase in other net expense of $2.2 million for the three months ended January 31, 2016 compared to the same period in 2015 was primarily due to net foreign exchange transaction losses totaling $2.0 million associated with an unhedged foreign currency position with regard to the borrowings to fund the HLP transaction, as well as $0.5 million of net foreign exchange losses associated with our Woodcraft business in Mexico.
Income Taxes. We recorded an income tax benefit of $3.7 million for the three months ended January 31, 2016, an effective rate of 33.6%, and an income tax benefit of $2.8 million for the three months ended January 31, 2015, which included a discrete benefit of $0.8 million associated with the reversal of a liability for tax benefit associated with an uncertain tax position which stems from the 2008 spin-off of Quanex from a predecessor company. Excluding this discrete item, the effective tax rate would have been 33.9% for the three months ended January 31, 2015. The remaining difference in the effective rates between these periods relates to the impact of the foreign tax rate differential and permanent items.

Liquidity and Capital Resources
Overview

Historically, our principal sources of funds have been cash on hand, cash flow from operations, and borrowings under our $150 million Senior Unsecured Revolving Credit Facility (the Retired Facility).  As of October 31, 2015 we had $23.1 million of cash and equivalents, $86.6 million available under the Retired Facility and outstanding letters of credit of $5.9 million, which included $50.0 million of borrowings outstanding under the Retired Facility and $6.9 million outstanding under capital leases and other debt vehicles.
On November 2, 2015, we acquired Woodcraft for $245.9 million in cash, net of cash acquired, subject to a working capital true-up and including certain holdbacks with regard to potential indemnity claims, as more fully described in the accompanying notes to condensed consolidated financial statements (Note 2, “Acquisitions”).
In order to fund this acquisition, we entered into senior secured credit facilities of $410.0 million consisting of an asset-based lending (ABL) revolving credit facility of $100.0 million (for which the borrowing base is determined monthly) and a term loan facility of $310.0 million (collectively the "New Credit Facilities"). The New Credit Facilities were syndicated in October 2015, and a consortium of banks and investors provided the funding for this credit facility, with Wells Fargo as Administrative Agent. On November 2, 2015, we borrowed $310.0 million under the term loan facility and $10.5 million under the ABL facility to fund the Woodcraft acquisition, to refinance and retire outstanding debt of $50.0 million under the Retired Facility and to pay fees associated with the New Credit Facilities. The proceeds from this borrowing was reduced by a debt discount of $6.2 million, which will be recognized on the effective interest method over the term of the facility. We may borrow funds under this facility in the future to fund other general working capital needs. We recorded expense of $0.5 million in November 2015 to write off the unamortized deferred financing fees associated with the Retired Facility.
As of January 31, 2016, we had $27.7 million of cash and equivalents, $310.0 million outstanding under the term loan facility (reduced by unamortized loan discount of $6.0 million), $10.5 million outstanding under the ABL facility, $5.9 million of outstanding letters of credit and $6.3 million outstanding under capital leases and other debt vehicles. We have $60.6 million available under the New Credit Facilities at January 31, 2016.
Cash and cash equivalents increased by $4.6 million during the three months ended January 31, 2016, of which $0.8 million was provided by operating activities, and $3.4 million was derived primarily from net borrowings under our credit facilities, to the extent those borrowings exceeded amounts paid to acquire Woodcraft and to invest in capital for our manufacturing facilities.
Analysis of Cash Flow
The following table summarizes our cash flow results for the three months ended January 31, 2016 and 2015:

	Three Months Ended
	January 31,
	2016	2015
	(In millions)
Cash flows provided by (used for) operating activities	$0.8	$(5.7)
Cash flows used for investing activities	$(254.0)	$(6.8)
Cash flows provided by (used for) financing activities	$257.0	$(44.2)
Operating Activities. Cash provided by operating activities for the three-month period ended January 31, 2016 improved by approximately $6.5 million compared to the three-month period ended January 31, 2015. A portion of this increase is attributable to the activities of HLP and Woodcraft, acquired in June 2015 and November 2015, respectively. Excluding these acquisitions, our cash receipts increased due to an increase in sales, year-over-year, and more timely collection of receivables. In addition, our inventory levels are down year-over-year, as we invested more in an inventory build in 2015 than in 2016. Partially offsetting the favorable operating cash flow derived from these items is a cash outflow to service our debt. Working capital was $114.3 million, $84.0 million and $139.3 million at January 31, 2016, October 31, 2015 and January 31, 2015, respectively. Contributing to the relatively larger working capital balance at January 31, 2015 was a greater amount of cash on hand, primarily from the sale of Nichols in April 2014.

Investing Activities. Cash used for investing activities increased $247.2 million when comparing the three months ended January 31, 2016 to the same period in 2015. Of the increase, $245.9 million was used to purchase Woodcraft on November 2, 2015, and an incremental $1.3 million was invested in capital expenditures.
Financing Activities. Cash provided by financing activities was $257.0 million for the three-month period ended January 31, 2016, primarily attributable to borrowings under a new Term Loan B and ABL facilities during 2016 totaling $332.8 million, of which $68.5 million had been repaid as of January 31, 2016. Additionally, we paid $8.3 million in debt issuance costs related to the new credit facilities, and used $1.4 million to pay dividends to our shareholders. These uses of cash were partially offset by $2.9 million of proceeds received from stock option exercises. For the three months ended January 31, 2015, we used $44.2 million for financing activities, of which $42.7 million was used to purchase treasury stock and $1.4 million was used to pay dividends.
Liquidity Requirements
Our strategy for deploying cash is to invest in organic growth opportunities, develop our infrastructure and make strategic acquisitions. Other uses of cash have included paying cash dividends to our shareholders, opportunistically repurchasing our common stock (to the extent authorized through an established program by our Board of Directors) and servicing our debt commitments. We have historically invested cash and cash equivalents in commercial paper with terms of three months or less. Our investments are diversified across multiple institutions that we believe are financially sound. To the extent we have excess cash which has not been applied to reduce our outstanding borrowings under our credit facilities, we intend to remain in commercial paper, highly rated money market funds, financial institutions and treasuries following a prudent investment philosophy. From time to time, to prepare for potential disruption in the money markets, we may temporarily move funds into operating bank accounts of highly-rated financial institutions to meet on-going operational liquidity requirements. We did not experience any material losses on our cash and marketable securities investments during the three-month periods ended January 31, 2016 and 2015. We maintain cash balances in foreign countries which total $12.9 million as of January 31, 2016. We do not intend to repatriate earnings of our foreign subsidiaries. However, we capitalized HLP with funds on hand and borrowings under our prior credit facility. We anticipate that we will utilize cash flow from HLP to fund the operation in the United Kingdom, to repay a note arrangement implemented as part of the capitalization of the acquisition, and to fund future equity distributions.
Credit Facility
On November 2, 2015, we refinanced and retired our existing credit facility by entering into a $310.0 Million Term Loan Credit Agreement and a $100.0 million ABL Credit Agreement (collectively the “New Credit Facilities”). The term loan portion of the New Credit Facilities matures on November 2, 2022, and requires quarterly principal payments equal to 0.25% of the aggregate borrowings. Interest is computed, at our election, based on a Base Rate plus applicable margin of 4.25%, or LIBOR plus applicable margin of 5.25% (with the stipulation that LIBOR cannot be less than 1%). In the event of default, outstanding borrowings will accrue interest at the Default Rate, as defined, which includes interest on outstanding borrowings at a per annum rate equal to 2% above the total per annum rate otherwise applicable. The term loan provides for incremental term loan commitments for a minimum principal amount of $25.0 million, up to an aggregate amount of $50.0 million, to the extent that such borrowings do not cause the Consolidated Senior Secured Leverage Ratio to exceed 3.00 to 1.00. The term loan agreement permits prepayment of the term loan of at least an aggregate amount of $5.0 million or any whole multiple of $1.0 million in excess thereof without penalty, except if such prepayment is made before November 2, 2016, we are subject to a fee equal to 1% of such prepayment. The ABL portion of the New Credit Facilities matures on November 2, 2020 with no stated principal repayment terms prior to maturity. Borrowing capacity and availability is determined based upon the dollar equivalent of certain working capital items, such as receivables and inventory, subject to eligibility as determined by Wells Fargo, National Association, as Administrative Agent, up to the facility maximum of $100.0 million. Interest is computed, at our election, on a grid as the Base Rate plus an Applicable Margin, as defined in the agreement, or LIBOR plus an Applicable Margin. The Applicable Margin is outlined in the following table:

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

In addition, the ABL portion of the New Credit Facilities require payment of a commitment fee (unused line fee) in accordance with the following table:

Level	Average Revolver Usage	Applicable Unused Line Fee Percentage
I	> 50% of the Maximum Revolver Amount	0.25 percentage points
II	< 50% of the Maximum Revolver Amount	0.375 percentage points
With regard to the unused line fee, Level II is applied for the period from November 2, 2015 to March 31, 2016.
Our weighted average interest rate for borrowings outstanding at January 31, 2016 was 6.02%. The weighted average interest rate for the three-month periods ended January 31, 2016 and 2015 was 6.09% and 1.12%, respectively. As of and for the three-month period ended January 31, 2015, we had no outstanding borrowings under the Retired Facility. We were in compliance with our debt covenants as of January 31, 2016.
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
For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended October 31, 2015. Our critical accounting policies and estimates have not changed materially during the three months ended January 31, 2016.
New Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standards setting bodies that we adopt as of the specified effective date. Unless otherwise discussed, we believe the impact of any recently issued standards that are not yet effective are either not applicable to us at this time or will not have a material impact on our consolidated financial statements upon adoption. During the three months ended January 31, 2016, we adopted Accounting Standards Update (ASU) No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. See Note 16, "New Accounting Guidance Adopted", contained elsewhere herein, for further details.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842): Amendments to the Accounting Standards Codification. The amendments replace current guidance and require the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. The amendments apply to any entity that enters into leasing arrangements. This guidance becomes effective for fiscal years beginning after December 15, 2018, and, therefore, we will adopt this pronouncement in our fiscal 2020. We are currently evaluating the impact of this pronouncement on our consolidated financial statements.
Refer to our Annual Report on Form 10-K for the year ended October 31, 2015 for additional standards we are currently evaluating.

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
Interest Rate Risk
Our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Based upon the balances of the variable rate debt at January 31, 2016, a hypothetical 1.0% increase or decrease in interest rates could result in approximately $3.2 million of additional pretax charges or credit to our operating results per year. This sensitivity is impacted by the amount of borrowings under our credit facilities, and amounts outstanding under finance leases at HLP.
Foreign Currency Rate Risk
Our international operations have exposure to foreign currency rate risks, primarily due to fluctuations in the Euro, the British pound sterling, the Mexican peso and the Canadian dollar. From time to time, we enter into foreign exchange contracts associated with our operations to manage a portion of the foreign currency rate risk.
The notional and fair market values of these positions at January 31, 2016 and October 31, 2015, were as follows:

		Notional as indicated		Fair Value in $
		January 31, 2016	October 31, 2015	January 31, 2016	October 31, 2015
Foreign currency derivatives:
Sell EUR, buy USD	EUR	6,957	$8,076	$(4)	$37
Sell CAD, buy USD	CAD	122	280	1	1
Sell GBP, buy USD	GBP	179	226	—	3
Buy EUR, sell USD	EUR	—	807	—	3
Buy EUR, sell GBP	EUR	23	2	—	—
At January 31, 2016 and October 31, 2015, we held foreign currency derivative contracts hedging cross-border intercompany and commercial activity for our insulating glass spacer business. Although these derivatives hedge our exposure to fluctuations in foreign currency rates, we do not apply hedge accounting and therefore, the change in the fair value of these foreign currency derivatives is recorded directly to other income and expense in the accompanying condensed consolidated statements of income (loss). To the extent the gain or loss on the derivative instrument offsets the gain or loss from the remeasurement of the underlying foreign currency balance, changes in exchange rates should have no effect. See Note 10, "Derivative Instruments", contained elsewhere herein.
We currently have an unhedged foreign currency position associated with the debt borrowed to facilitate the HLP acquisition. We are evaluating our options with regard to hedging our exposure. For the three months ended January 31, 2016, we recorded an unrealized loss of $2.0 million associated with this foreign currency exposure.
In addition, our functional currency in Mexico is the United States dollar. As such, changes in the value of the Mexican peso relative to the United States dollar will result in foreign currency gains and losses. We have recorded losses of $0.5 million related to this operation for the period November 2, 2015 to January 31, 2016.
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

We also charge our customers a surcharge related to petroleum-based raw materials. The surcharge is intended to offset the rising cost of products which are highly correlated to the price of oil including butyl and other oil-based raw materials. The surcharge is in place with the majority of our customers who purchase these products and is adjusted monthly based upon the 90-day average published price for Brent crude. The oil-based raw materials that we purchase are subject to similar pricing schemes. As such, our long-term exposure to changes in oil-based raw material prices is significantly reduced under this surcharge program.
Similarly, Woodcraft includes a surcharge provision in the majority of its customer contracts to insulate against significant fluctuations in the price for various hardwood products used as the primary raw material for kitchen and bathroom cabinets. Like our vinyl extrusion business, we are exposed to short-term volatility in wood prices due to a lag in the timing of price updates which generally could extend for up to three months.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (1934 Act) as of January 31, 2016. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2016, the disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting

There have been no changes in internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, except with regard to the internal controls of HLP and Woodcraft which were acquired by us on June 15, 2015 and November 2, 2015, respectively. Prior to the acquisition, HLP was a privately-held company incorporated in the United Kingdom, which reported financial results pursuant to accounting principles generally accepted in the United Kingdom, and Woodcraft was a privately-held company incorporated in the United States, reporting financial results pursuant to accounting principles generally accepted in the United States. Therefore, neither HLP nor Woodcraft were previously required to comply with the Sarbanes-Oxley Act of 2002. Management is currently evaluating internal control procedures and implementing changes in internal control over financial reporting with regard to HLP and Woodcraft, in order to fully comply with the requirements of the Sarbanes-Oxley Act of 2002 as of October 31, 2016.

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

QUANEX BUILDING PRODUCTS CORPORATION

Date:	March 8, 2016	/s/ Brent L. Korb
Brent L. Korb
Senior Vice President – Finance and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number                Description of Exhibits

3.1
Restated Certificate of Incorporation of the Registrant dated as of March 4, 2016, filed as Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913) as filed with the Securities and Exchange Commission on March 7, 2016, and incorporated herein by reference.

3.2
Third Amended and Restated Bylaws of the Registrant dated as of March 4, 2016, filed as Exhibit 3.2 of the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913) filed with the Securities and Exchange Commission on March 7, 2016, and incorporated herein by reference.

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

†10.1
Agreement between Quanex Building Products Corporation and Scott Zuehlke, effective January 25, 2016, filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913) as filed with the Securities and Exchange Commission on January 27, 2016, and incorporated herein by reference.

†10.2
Change in Control Agreement between Quanex Building Products Corporation and Scott Zuehlke, effective January 25, 2016, filed as Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913) as filed with the Securities and Exchange Commission on January 27, 2016, and incorporated herein by reference.

†10.3
Form of Indemnity Agreement between Quanex Building Products Corporation and Scott Zuehlke, filed as Exhibit 10.3 of the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913) as filed with the Securities and Exchange Commission on January 27, 2016, and incorporated herein by reference.

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