Form 10-Q
period 2016-04-30
Quanex Building Products CORP
filed 2016-06-01
CIK 1423221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________
FORM 10-Q
 ________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2016
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 25, 2016
Common Stock, par value $0.01 per share	34,253,103

QUANEX BUILDING PRODUCTS CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 30, 2016	October 31, 2015
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$29,001	$23,125
Accounts receivable, net of allowance for doubtful accounts of $853 and $673	83,734	64,080
Inventories, net (Note 3)	97,338	63,029
Prepaid and other current assets	11,829	7,992
Total current assets	221,902	158,226
Property, plant and equipment, net of accumulated depreciation of $232,178 and $217,512	201,657	140,672
Deferred income taxes (Note 8)	—	8,783
Goodwill (Note 4)	240,592	129,770
Intangible assets, net (Note 4)	171,866	120,810
Other assets	15,400	8,529
Total assets	$851,417	$566,790
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$51,822	$47,778
Accrued liabilities	44,245	37,364
Income taxes payable (Note 8)	1,196	747
Current maturities of long-term debt (Note 5)	5,260	2,359
Total current liabilities	102,523	88,248
Long-term debt (Note 5)	304,090	55,041
Deferred pension and postretirement benefits (Note 6)	7,360	5,701
Deferred income taxes (Note 8)	24,369	—
Other liabilities	23,062	22,505
Total liabilities	461,404	171,495
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, no par value, shares authorized 1,000,000; issued and outstanding - none	—	—
Common stock, $0.01 par value, shares authorized 125,000,000; issued 37,596,606 and 37,609,563, respectively; outstanding 34,226,244 and 33,962,460, respectively	376	376
Additional paid-in-capital	252,712	250,937
Retained earnings	215,635	222,138
Accumulated other comprehensive loss	(15,771)	(10,049)
Less: Treasury stock at cost, 3,370,362 and 3,647,103 shares, respectively	(62,939)	(68,107)
Total stockholders’ equity	390,013	395,295
Total liabilities and stockholders' equity	$851,417	$566,790
The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2016	2015	2016	2015
	(In thousands, except per share amounts)
Net sales	$229,460	$141,970	$430,928	$269,863
Cost and expenses:
Cost of sales (excluding depreciation and amortization)	176,497	110,812	335,845	216,616
Selling, general and administrative	28,591	19,638	59,879	39,134
Depreciation and amortization	13,816	7,831	26,786	16,039
Operating income (loss)	10,556	3,689	8,418	(1,926)
Non-operating income (expense):
Interest expense	(5,633)	(145)	(12,124)	(286)
Other, net	848	(115)	(1,513)	(266)
Income (loss) from continuing operations before income taxes	5,771	3,429	(5,219)	(2,478)
Income tax (expense) benefit	(1,836)	(1,135)	1,905	1,678
Income (loss) from continuing operations	3,935	2,294	(3,314)	(800)
Income from discontinued operations, net of tax of $0, $0, $0 and $15, respectively	—	—	—	23
Net income (loss)	$3,935	$2,294	$(3,314)	$(777)

Basic income (loss) per common share:
From continuing operations	$0.12	$0.07	$(0.10)	$(0.02)
From discontinued operations	—	—	—	—
Income (loss) per share, basic	$0.12	$0.07	$(0.10)	$(0.02)

Diluted income (loss) per common share:
From continuing operations	$0.11	$0.07	$(0.10)	$(0.02)
From discontinued operations	—	—	—	—
Income (loss) per share, diluted	$0.11	$0.07	$(0.10)	$(0.02)

Weighted-average common shares outstanding:
Basic	33,873	33,621	33,818	34,362
Diluted	34,449	34,166	33,818	34,362

Cash dividends per share	$0.04	$0.04	$0.08	$0.08

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2016	2015	2016	2015
	(In thousands)
Net income (loss)	$3,935	$2,294	$(3,314)	$(777)
Other comprehensive income (loss):
Foreign currency translation adjustments gain (loss) (pretax)	4,303	277	(5,722)	(2,572)
Change in pension from net unamortized gain tax benefit	—	41	—	70
Other comprehensive income (loss), net of tax	4,303	318	(5,722)	(2,502)
Comprehensive income (loss)	$8,238	$2,612	$(9,036)	$(3,279)

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Six Months Ended
	April 30,
	2016	2015
	(In thousands)
Operating activities:
Net loss	$(3,314)	$(777)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	26,786	16,039
Stock-based compensation	3,830	2,329
Deferred income tax	(4,253)	(2,963)
Excess tax benefit from share-based compensation	(1)	(60)
Other, net	1,503	(447)
Changes in assets and liabilities, net of effects from acquisitions:
Decrease in accounts receivable	3,059	4,553
Increase in inventory	(5,181)	(6,047)
(Increase) decrease in other current assets	(1,527)	601
Decrease in accounts payable	(157)	(5,799)
Decrease in accrued liabilities	(1,769)	(5,253)
Increase in income taxes payable	3,394	260
Increase in deferred pension and postretirement benefits	1,659	1,201
Increase (decrease) in other long-term liabilities	695	(128)
Other, net	(136)	(201)
Cash provided by operating activities	24,588	3,308
Investing activities:
Acquisitions, net of cash acquired	(245,904)	—
Capital expenditures	(17,419)	(13,381)
Proceeds from property insurance claim	—	513
Proceeds from disposition of capital assets	935	202
Cash used for investing activities	(262,388)	(12,666)
Financing activities:
Borrowings under credit facilities	332,800	—
Repayments of credit facility borrowings	(79,775)	—
Debt issuance costs	(8,713)	—
Repayments of other long-term debt	(1,165)	(148)
Common stock dividends paid	(2,731)	(2,803)
Issuance of common stock	3,042	4,181
Excess tax benefit from share-based compensation	1	60
Purchase of treasury stock	—	(52,719)
Cash provided by (used for) financing activities	243,459	(51,429)
Effect of exchange rate changes on cash and cash equivalents	217	433
Increase (decrease) in cash and cash equivalents	5,876	(60,354)
Cash and cash equivalents at beginning of period	23,125	120,384
Cash and cash equivalents at end of period	$29,001	$60,030
The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

Six Months Ended April 30, 2016	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	(In thousands, no per share amounts shown except in verbiage)
Balance at October 31, 2015	$376	$250,937	$222,138	$(10,049)	$(68,107)	$395,295
Net loss	—	—	(3,314)	—	—	(3,314)
Foreign currency translation adjustment	—	—	—	(5,722)	—	(5,722)
Common dividends ($0.08 per share)	—	—	(2,731)	—	—	(2,731)
Stock-based compensation activity:
Expense related to stock-based compensation	—	3,830	—	—	—	3,830
Stock options exercised	—	(105)	(452)	—	3,599	3,042
Tax effect from share-based compensation	—	(262)	—	—	—	(262)
Restricted stock awards granted	—	(1,563)	(6)	—	1,569	—
Other	—	(125)	—	—	—	(125)
Balance at April 30, 2016	$376	$252,712	$215,635	$(15,771)	$(62,939)	$390,013

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations and Basis of Presentation
Quanex Building Products Corporation is a component supplier to original equipment manufacturers (OEMs) in the building products industry. These components can be categorized as window and door (fenestration) components and kitchen and bath cabinet components. Examples of fenestration components include: (1) energy-efficient flexible insulating glass spacers, (2) extruded vinyl profiles, (3) window and door screens, and (4) precision-formed metal and wood products. We also manufacture cabinet doors and other components for OEMs in the kitchen and bathroom cabinet industry. In addition, we provide certain other non-fenestration components and products, which include solar panel sealants, wood flooring, trim moldings, vinyl decking, fencing, water retention barriers, and conservatory roof components. We have organized our business into three reportable operating segments. For additional discussion of our reportable operating segments, see Note 14, "Segment Information." We use low-cost production processes and engineering expertise to provide our customers with specialized products for their specific window, door, and cabinet applications. We believe these capabilities provide us with unique competitive advantages. We serve a primary customer base in North America and the United Kingdom, and also serve customers in international markets through our operating plants in the United Kingdom and Germany, as well as through sales and marketing efforts in other countries.
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
We have historically purchased rolled aluminum product from Nichols. We expect to continue to purchase aluminum from Nichols in the normal course of business. Our purchases of aluminum product from Nichols for the three- and six-month periods ended April 30, 2016 and 2015 were $1.2 million and $1.6 million, respectively, and $2.9 million and $3.3 million, respectively.
We recorded income from discontinued operations of less than $0.1 million for the six months ended April 30, 2015, which included a gain on involuntary conversion associated with property insurance proceeds of $0.5 million, less an expense of approximately $0.5 million associated with a stop-loss health insurance claim reimbursement.
2. Acquisitions
Woodcraft
On November 2, 2015, we completed a merger of QWMS, Inc., a Delaware corporation which was a newly-formed and wholly-owned Quanex subsidiary, and WII Holding, Inc. (WII), a Delaware corporation. Upon satisfaction or waiver of conditions set forth in the merger agreement, QWMS, Inc. merged with and into WII, and WII became our wholly-owned subsidiary, and, as a result, we acquired all the subsidiaries of WII (referred to collectively as Woodcraft). Woodcraft is a manufacturer of cabinet

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

doors and other components to OEMs in the kitchen and bathroom cabinet industry. Woodcraft operates 12 plants within the United States and one in Mexico. We paid $245.9 million in cash, net of cash acquired and including certain holdbacks with regard to potential indemnity claims, and received less than $0.1 million from the sellers as a working capital true-up, resulting in a preliminary estimate of goodwill totaling $114.2 million. For the three- and six-month periods ended April 30, 2016, our consolidated operating results include revenues of $59.6 million and $108.1 million, respectively, and net losses of $3.5 million and $3.8 million, respectively, associated with Woodcraft. We believe this acquisition expands our business into a new segment of the building products industry, which is experiencing favorable growth and which is less susceptible to the impact of seasonality due to inclement weather.
We are still determining the purchase price allocation for Woodcraft. A preliminary purchase price allocation of the fair value of the assets acquired and liabilities assumed is included in the table below. These estimates are subject to change and will likely result in an increase or decrease in goodwill, particularly with regard to third-party valuations and our estimates of fixed assets, intangible assets, inventory, and deferred taxes, during the measurement period, which may extend up to one year from the acquisition date. During the three months ended April 30, 2016, we increased goodwill as of November 2, 2015 by $1.1 million, reflecting valuation estimates of inventory, fixed assets, accounts receivable and the related current and deferred tax effects, which included a value-added tax receivable adjustment associated with our Mexican operations.

As of Date of Opening Balance Sheet
(In thousands)
Net assets acquired:
Accounts receivable	$23,427
Inventory	29,552
Prepaid and other current assets	4,248
Property, plant and equipment	63,313
Goodwill	114,247
Intangible assets	62,900
Other non-current assets	24
Accounts payable	(4,620)
Accrued expenses	(9,492)
Other non-current liabilities	(343)
Deferred income tax liabilities, net	(37,352)
Net assets acquired	$245,904
Consideration:
Cash, net of cash and cash equivalents acquired and working-capital true-up received	$245,904

We used recognized valuation techniques to determine the preliminary fair value of the assets and liabilities, including the income approach for customer relationships, with a discount rate that reflects the risk of the expected future cash flows. Intangible assets related to the Woodcraft acquisition as of November 2, 2015 included $62.8 million of customer relationships and other intangibles of less than $0.1 million, with original estimated useful lives of 12 years and 1 year, respectively. These intangible assets will be amortized on a straight-line basis. The goodwill balance is not deductible for tax purposes. Woodcraft is allocated entirely to our North American Cabinet Components reportable operating segment.
HLP
On June 15, 2015, we acquired the outstanding ownership shares of Flamstead Holdings Limited, an extruder of vinyl lineal products and manufacturer of other plastic products incorporated and registered in England and Wales, for $131.7 million in cash, net of cash acquired, debt assumed of $7.7 million and contingent consideration of $10.3 million, resulting in preliminary goodwill on the transaction of approximately $61.3 million. Following a pre-sale reorganization and purchase, Flamstead Holdings Limited owned 100% of the ownership shares of the following subsidiaries: HL Plastics Limited, Vintage Windows Limited, Wegoma Machinery Sales Limited (recently renamed Avantek Machinery Limited), and Liniar Limited (collectively referred to as “HLP”), each registered in England and Wales. The agreement contains an earn-out provision which is calculated as a percentage of earnings before interest, tax and depreciation and amortization for a specified period, as defined in the purchase agreement. Pursuant to this earn-out provision, the former owner can select a base year upon which to calculate the earn-out (one of the next three succeeding

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

twelve-month periods ended July 31). The earn-out has been calculated using a probability weighting and has been adjusted for the time-value of money, with greater weight given to the third (and final) twelve-month period (when the earnings before interest, tax, depreciation and amortization is expected to be greatest).
We assumed operating leases associated with the HLP acquisition for which our lessors are entities that were either wholly-owned subsidiaries or affiliates of Flamstead Holdings Limited prior to the pre-acquisition reorganization, and in which a former owner, who is now our employee, has an ownership interest. These leases include our primary operating facilities, a finished goods warehouse and a mixing plant. The lease for the manufacturing plant has a 20-year term which began in 2007, the lease for the warehouse has a 15-year term which began in 2012, and the lease for the mixing plant has a 13.5-year term which began in 2013. We have recorded rent expense pursuant to these agreements of approximately $0.4 million and $0.7 million for the three and six months ended April 30, 2016. Commitments under these lease arrangements are included in our operating lease commitments as disclosed in our Annual Report on Form 10-K as of October 31, 2015.
We believe the acquisition of HLP: (1) expanded our international presence in the global fenestration business, particularly in the United Kingdom housing market; (2) expanded our vinyl extrusion product offerings, including house systems, supplemented with the brand recognition related to Liniar; (3) continues to provide synergies and an opportunity to sell complementary products, while adding new product offerings such as water retention barriers and conservatory roofing products; and (4) aligns well with our strategy to be the preferred supplier of quality products to our customers, while maintaining safe, efficient manufacturing facilities.
Our consolidated operating results include revenues of $24.8 million and $46.7 million, respectively, and net income of $3.0 million and $2.4 million, respectively, associated with HLP for the three and six months ended April 30, 2016.
The purchase price has been allocated to the fair value of the assets acquired and liabilities assumed, as indicated in the table below. Changes in the contingent consideration due to the passage of time and potential differences between projected and actual operating results for HLP for the earn-out period will be recorded as period costs as incurred. We recorded expense related to the change in contingent consideration of $0.1 million and $0.2 million for the three and six months ended April 30, 2016. In addition, we recorded certain final adjustments related to the fair value of fixed assets and accrued liabilities resulting in a decrease in goodwill of $0.2 million during the six months ended April 30, 2016.

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
$149,681

We used recognized valuation techniques to determine the fair value of the assets and liabilities, including the income approach for customer relationships and trade names, and the cost approach to value patents, with a discount rate that reflects the risk of the

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

expected future cash flows. Net intangible assets resulting from the HLP acquisition as of June 15, 2015 included customer relationships of $45.9 million, trade names of $14.3 million, and patents and other of $0.6 million, with original estimated useful lives of 20 years, 15 years, and approximately 13 years, respectively. The goodwill balance is not deductible for tax purposes. HLP is allocated entirely to our European Engineered Components reportable operating segment.
Pro Forma Results
We calculated the pro forma impact of the HLP and Woodcraft acquisitions and the associated debt financing on our operating results for the three and six months ended April 30, 2015. The following pro forma results give effect to these acquisitions, assuming the transactions occurred on November 1, 2014.

	Pro Forma Results
	For the Three Months Ended	For the Six Months Ended
	April 30, 2015	April 30, 2015

Net sales	$225,821	$431,161
Income from continuing operations	$4,864	$3,606
Net income	$4,864	$3,629
Basic income per share	$0.14	$0.11
Diluted income per share	$0.14	$0.10
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
3. Inventories
Inventories consisted of the following at April 30, 2016 and October 31, 2015:

	April 30, 2016	October 31, 2015
	(In thousands)
Raw materials	$35,795	$36,865
Finished goods and work in process	65,124	32,206
Supplies and other	1,905	2,064
Total	102,824	71,135
Less: Inventory reserves	5,486	8,106
Inventories, net	$97,338	$63,029
Fixed costs related to excess manufacturing capacity, if any, have been expensed in the period they were incurred and, therefore, are not capitalized into inventory.
Our inventories at April 30, 2016 and October 31, 2015 were valued using the following costing methods:

	April 30, 2016	October 31, 2015
	(In thousands)
LIFO	$4,626	$3,642
FIFO	92,712	59,387
Total	$97,338	$63,029

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

During interim periods, we estimate a LIFO reserve based on our expectations of year-end inventory levels and costs. If our calculations indicate that an adjustment at year-end will be required, we may record a proportionate share of this amount during the period. At year-end, we calculate the actual LIFO reserve and record an adjustment for the difference between the annual calculation and any estimates recognized during the interim periods.  Because the interim projections are subject to many factors beyond our control, the results could differ significantly from the year-end LIFO calculation. We recorded no interim LIFO reserve adjustment for the three- and six-month periods ended April 30, 2016 and 2015.
For inventories valued under the LIFO method, replacement cost exceeded the LIFO value by approximately $1.3 million at April 30, 2016 and October 31, 2015.
4. Goodwill and Intangible Assets
Goodwill
The change in the carrying amount of goodwill for the six months ended April 30, 2016 was as follows:

Six Months Ended
April 30, 2016
(In thousands)
Beginning balance as of November 1, 2015	129,770
Woodcraft acquisition	114,247
Other	(575)
Foreign currency translation adjustment	(2,850)
Balance as of the end of the period	$240,592
During the fourth fiscal quarter of 2015, we evaluated our goodwill balances for indicators of impairment and performed our annual goodwill impairment test to determine the recoverability of these assets. We determined that our goodwill was not impaired and there have been no triggering events to indicate impairment during the six months ended April 30, 2016, so no additional testing was deemed necessary. For a summary of the change in the carrying amount of goodwill by segment, see Note 14, "Segment Information", included herewith.
Identifiable Intangible Assets
Amortizable intangible assets consisted of the following as of April 30, 2016 and October 31, 2015:

	April 30, 2016		October 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Customer relationships	$159,134	$30,326	$98,750	$24,628
Trademarks and trade names	58,165	25,194	58,916	23,416
Patents and other technology	25,847	16,088	25,881	15,158
Other	1,894	1,566	1,767	1,302
Total	$245,040	$73,174	$185,314	$64,504

We do not estimate a residual value associated with these intangible assets. Included in net intangible assets as of April 30, 2016 were $60.2 million of customer relationships and other intangibles of less than $0.1 million related to the Woodcraft acquisition. See Note 2, "Acquisitions", included herewith.
For the three- and six-month periods ended April 30, 2016 and 2015, we had aggregate amortization expense related to intangible assets of $2.3 million and $5.5 million, respectively, and $2.2 million and $4.5 million, respectively.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Estimated remaining amortization expense, assuming current intangible balances and no new acquisitions, for each of the fiscal years ending October 31, is as follows (in thousands):

Estimated Amortization Expense
2016 (remaining six months)	$8,592
2017	16,943
2018	16,695
2019	15,909
2020	14,848
Thereafter	98,879
Total	$171,866

5. Debt and Capital Lease Obligations
Debt consisted of the following at April 30, 2016 and October 31, 2015:

	April 30, 2016	October 31, 2015
	(In thousands)
Revolving Credit Facility	$—	$50,000
Term Loan B (net of unamortized discount of $5,743 and $0)	303,482	—
City of Richmond, Kentucky Industrial Building Revenue Bonds	400	500
Capital lease obligations	5,468	6,900
Total debt	309,350	57,400
Less: Current maturities of long-term debt	5,260	2,359
Long-term debt	$304,090	$55,041
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
Effective June 15, 2015, in conjunction with the acquisition of HLP, we borrowed $92.0 million, at a weighted average borrowing rate of 1.28%, under the Retired Facility and subsequently repaid $42.0 million prior to October 31, 2015. As of October 31, 2015, we had outstanding revolver borrowings of $50.0 million, outstanding letters of credit of $5.9 million, and the remaining amount available to us for use under the Retired Facility was $86.6 million. Our borrowing rates under the Retired Facility were 3.50% and 1.45% for the swing-line sub facility and the revolver, respectively, at October 31, 2015.
On November 2, 2015, we refinanced and retired the Retired Facility by entering into a $310.0 million Term Loan Credit Agreement and a $100.0 million ABL Credit Agreement (collectively the “New Credit Facilities”) with Wells Fargo, National

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
With regard to the applicable margin calculation, Level I was applied for the period from November 2, 2015 to April 30, 2016.

In addition, the ABL portion of the New Credit Facilities requires payment of a commitment fee (unused line fee) in accordance with the following table:

Level	Average Revolver Usage	Applicable Unused Line Fee Percentage
I	> 50% of the Maximum Revolver Amount	0.25 percentage points
II	< 50% of the Maximum Revolver Amount	0.375 percentage points
With regard to the unused line fee, Level II was applied for the period from November 2, 2015 to April 30, 2016.
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
As of April 30, 2016, we had $309.2 million outstanding under the term loan facility (reduced by unamortized loan discount of $5.7 million), no borrowings outstanding under the ABL facility, $5.9 million of outstanding letters of credit and $5.9 million

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

outstanding under capital leases and other debt vehicles. We had $82.8 million available under our credit facilities at April 30, 2016. The borrowings outstanding as of April 30, 2016 under the term loan accrue interest at 6.25% per annum, and our weighted average borrowing rate for borrowings outstanding during the six months ended April 30, 2016 was 6.09%. We were in compliance with our debt covenants as of April 30, 2016.
Other Debt Instruments
We maintain certain capital lease obligations related to equipment purchases. In conjunction with the acquisition of HLP, we assumed additional capital lease obligations of approximately $7.7 million. These capital lease obligations relate to equipment purchases and accrue interest at an average rate of 5.5%, and extend through the year 2020. As of April 30, 2016, our obligations under the HLP capital leases total $5.4 million, of which $2.0 million is classified as the current portion of long-term debt and $3.4 million is classified as long-term debt on the accompanying unaudited condensed consolidated balance sheet.
6. Retirement Plans
Pension Plan
Our non-contributory, single employer defined benefit pension plan covers a majority of our employees in the United States excluding employees of recent acquisitions. Employees of acquired companies may be covered after a transitional period. The net periodic pension cost for this plan for the three- and six-month periods ended April 30, 2016 and 2015 was as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2016	2015	2016	2015
	(In thousands)
Service cost	$1,061	$802	$1,856	$1,683
Interest cost	218	257	414	510
Expected return on plan assets	(386)	(443)	(809)	(904)
Amortization of net loss	125	40	193	79
Net periodic benefit cost	$1,018	$656	$1,654	$1,368
During 2015, we contributed approximately $2.8 million to fund our plan, and we expect to make a contribution to our plan in September 2016 of approximately $3.7 million.
Other Plans
We also have a supplemental benefit plan covering certain executive officers and a non-qualified deferred compensation plan covering members of the Board of Directors and certain key employees. As of April 30, 2016 and October 31, 2015, our liability under the supplemental benefit plan was approximately $2.2 million and $1.7 million, respectively, and the liability associated with the deferred compensation plan was approximately $3.6 million and $3.3 million, respectively. We record the current portion of liabilities under these plans under the caption "Accrued Liabilities," and the long-term portion under the caption "Other Liabilities" in the accompanying condensed consolidated balance sheets.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Six Months Ended
April 30, 2016
(In thousands)
Beginning balance as of November 1, 2015	$535
Provision for warranty expense	168
Change in accrual for preexisting warranties	(192)
Warranty costs paid	(48)
Total accrued warranty as of the end of the period	$463
Less: Current portion of accrued warranty	291
Long-term portion of accrued warranty	$172
8. Income Taxes
To determine our income tax expense for interim periods, consistent with accounting standards, we apply the estimated annual effective income tax rate to year-to-date results. Our estimated annual effective tax rates from continuing operations for the six months ended April 30, 2016 and 2015 were 36.5% and 67.7%, respectively. The 2016 effective rate was impacted by a discrete benefit item for the R&D credit which was made permanent in December 2015. Excluding this item, the effective tax rate was 32.3%. The increase in the 2015 effective tax rate is attributable to a discrete benefit item resulting from the reassessment of our uncertain tax position related to the 2008 spin-off of Quanex from a predecessor company in January 2015. Excluding this discrete item, the 2015 effective tax rate was 35.5%.
The acquisition of Woodcraft in November 2015 established a net noncurrent deferred tax liability of $37.4 million primarily reflecting the book to tax basis difference in intangibles, fixed assets and inventory. The acquisition of Flamstead Holdings, Ltd in June 2015 established a net noncurrent deferred tax liability of $14.5 million primarily reflecting the book to tax basis difference in intangibles, fixed assets and inventory.
As of April 30, 2016, our unrecognized tax benefit (UTB) relates to certain state tax items regarding the interpretation of tax laws and regulations. In January 2015, we reassessed our unrecognized tax benefit related to the 2008 spin-off of Quanex from a predecessor company and recognized the full benefit of the tax positions taken. This reduced the liability for uncertain tax positions by $4.0 million and increased deferred income taxes (non-current assets) by $6.8 million and resulted in a non-cash increase in retained earnings of $10.0 million, with an increase in income tax benefit of $0.8 million. At April 30, 2016, $0.5 million is recorded as a liability for uncertain tax positions. The disallowance of the UTB would not materially affect the annual effective tax rate.
Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. The final outcome of the future tax consequences of legal proceedings, if any, as well as the outcome of competent authority proceedings, changes in regulatory tax laws, or interpretation of those tax laws could impact our financial statements. We are subject to the effect of these matters occurring in various jurisdictions. We do not believe any of the UTB at April 30, 2016 will be recognized within the next twelve months.
We evaluate the likelihood of realization of our deferred tax assets by considering both positive and negative evidence. We believe there is no need for a valuation allowance of the federal net operating losses. We will continue to evaluate our position throughout the year. We maintain a valuation allowance for certain state net operating losses which totaled $1.1 million at April 30, 2016.
In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendments require deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. We adopted ASU No. 2015-17 as of November 1, 2015 on a retrospective basis. As a result, our presentation of deferred taxes at April 30, 2016 and October 31, 2015 is consistent with this guidance, and therefore the October 31, 2015 presentation reflects a reclassification of current deferred income tax asset of $14.0 million and the noncurrent deferred income tax liability of $5.2 million as a noncurrent deferred income tax asset of $8.8 million.

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
Spacer Migration
We were notified by certain customers through our German operation that the vapor barrier employed on certain spacer products manufactured prior to March 2014 may permit spacer migration in certain extreme circumstances. This product does not have a specific customer warranty, but we have received claims from customers related to this issue, which we continue to investigate. The balance of the accrual for this matter at October 31, 2015 was $1.1 million. The accrual balance increased to $1.5 million at April 30, 2016, reflecting net claim payments of $0.7 million, additional claims received of $1.0 million, and foreign currency impacts of $0.1 million. We cannot estimate any future liability with regard to unasserted claims. However, we have received new claims during fiscal 2016 which we continue to investigate. We evaluate this reserve at each balance sheet date. We will investigate any future claims, but we are not obligated to honor any future claims.
Affordable Care Act
We are subject to the employer-shared responsibility requirements (more commonly referred to as the employer mandate) of the Affordable Care Act (ACA). The employer mandate requires us to offer health care insurance that meets minimum value and affordability requirements to our full-time employees and certain potential common law employees within a specified coverage threshold. Effective January 1, 2015, and for each calendar year ended December 31, we may be subject to a penalty in the form of an excise tax under the ACA if we do not meet these requirements. Furthermore, we must comply with the annual disclosure and reporting requirements. We have implemented mechanisms to comply with the ACA requirements.
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
We have not designated any of our derivative contracts as hedges for accounting purposes in accordance with the provisions under the Accounting Standards Codification Topic 815 "Derivatives and Hedging" (ASC 815). Therefore, changes in the fair value of these contracts and the realized gains and losses are recorded in the condensed consolidated statements of income (loss) for the three- and six-month periods ended April 30, 2016 and 2015 as follows (in thousands):

		Three Months Ended		Six Months Ended
		April 30,		April 30,
Location of (losses) gains:		2016	2015	2016	2015
Other, net	Foreign currency derivatives	(586)	(38)	(432)	614

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

We have chosen not to offset any of our derivative instruments in accordance with the provisions of ASC 815. Therefore, the assets and liabilities are presented on a gross basis on our accompanying condensed consolidated balance sheets. Less than $0.1 million of fair value related to foreign currency derivatives was included in prepaid and other current assets as of each period ended April 30, 2016 and October 31, 2015, and approximately $0.2 million of fair value related to foreign currency derivatives was included in accrued liabilities as of April 30, 2016.
The following table summarizes the notional amounts and fair value of outstanding derivative contracts at April 30, 2016 and October 31, 2015 (in thousands):

		Notional as indicated		Fair Value in $
		April 30, 2016	October 31, 2015	April 30, 2016	October 31, 2015
Foreign currency derivatives:
Sell EUR, buy USD	EUR	$7,235	$8,076	$(174)	$37
Sell CAD, buy USD	CAD	279	280	(3)	1
Sell GBP, buy USD	GBP	317	226	(6)	3
Buy EUR, sell USD	EUR	—	807	—	3
Buy EUR, sell GBP	EUR	86	2	1	—
Buy USD, sell EUR	USD	251	—	(5)	—
Buy GBP, sell EUR	GBP	8	—	—	—
For the classification in the fair value hierarchy, see Note 11, "Fair Value Measurement of Assets and Liabilities", included herewith. In addition, we have entered into a derivative contract to limit our exposure to changes in the value of aluminum, a commodity used in our screen products. Included in prepaid and other current assets as of April 30, 2016 was less than $0.1 million related to derivatives with a notional amount of approximately 1.4 million pounds.
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

•	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the assets and liabilities measured on a recurring basis based on the fair value hierarchy (in thousands):

	April 30, 2016				October 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Foreign currency derivatives	$—	$1	$—	$1	$—	$44	$—	$44
Aluminum derivatives	—	84	—	84	—	—	—	—
Total assets	$—	$85	$—	$85	$—	$44	$—	$44

Liabilities
Foreign currency derivatives	$—	$188	$—	$188	$—	$—	$—	$—
Contingent consideration	—	—	10,047	10,047	—	—	10,414	10,414
Total liabilities	$—	$188	$10,047	$10,235	$—	$—	$10,414	$10,414
All of our derivative contracts are valued using quoted market prices from brokers or exchanges and are classified within Level 2 of the fair value hierarchy. Contingent consideration associated with the HLP acquisition is included above as a Level 3 measurement (see Note 2, "Acquisitions").
We had approximately $2.4 million of certain property, plant and equipment that was recorded at fair value on a non-recurring basis and classified as Level 3 as of April 30, 2016 and October 31, 2015. The fair value was based on broker opinions.
Carrying amounts reported on the balance sheet for cash, cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. Our outstanding debt is variable rate debt that re-prices frequently, thereby limiting our exposure to significant change in interest rate risk. As a result, the fair value of our debt instruments, as adjusted for unamortized discount of $5.7 million at April 30, 2016, approximates carrying value at April 30, 2016, and October 31, 2015 (Level 3 measurement).
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of non-vested restricted stock awards activity during the six months ended April 30, 2016 is presented below:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value per Share
Non-vested at October 31, 2015	293,000	$18.70
Granted	84,000	19.21
Cancelled	(5,200)	18.67
Vested	(26,000)	21.10
Non-vested at April 30, 2016	345,800	$18.65
The total weighted average grant-date fair value of restricted stock awards that vested during each of the six-month periods ended April 30, 2016 and 2015 was $0.5 million. As of April 30, 2016, total unrecognized compensation cost related to unamortized restricted stock awards was $2.5 million. We expect to recognize this expense over the remaining weighted average vesting period of 1.7 years.
Stock Options
Historically, stock options have been awarded to key employees, officers and non-employee directors. Effective May 2015, the director compensation structure was revised to eliminate the annual grant of stock options to non-employee directors. Officer stock options typically vest ratably over a three-year period with service and continued employment as the vesting conditions. Our stock options may be exercised up to a maximum of ten years from the date of grant. The fair value of the stock options is determined on the grant date and expensed over the vesting period resulting in an increase in additional paid-in-capital. For employees who are nearing retirement-eligibility, we recognize stock option expense ratably over the shorter of the vesting period or the period from the grant-date to the retirement eligibility date.
We use a Black-Scholes pricing model to estimate the fair value of stock options. A description of the methodology for the valuation assumptions was disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015.
The following table provides a summary of assumptions used to estimate the fair value of our stock options issued during the six-month periods ended April 30, 2016 and 2015.

	Six Months Ended
	April 30,
	2016	2015
Weighted-average expected volatility	37.1%	47.7%
Weighted-average expected term (in years)	5.4	5.6
Risk-free interest rate	1.7%	1.6%
Expected dividend yield over expected term	1.0%	1.0%
Weighted average grant date fair value	$6.32	$8.40

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes our stock option activity for the six months ended April 30, 2016:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000s)
Outstanding at October 31, 2015	2,352,188	$16.46
Granted	294,400	19.23
Exercised	(192,741)	15.90
Forfeited/Expired	(28,318)	20.01
Outstanding at April 30, 2016	2,425,529	$16.79	5.6	$6,063
Vested or expected to vest at April 30, 2016	2,416,563	$16.79	5.6	$6,058
Exercisable at April 30, 2016	1,944,788	$16.27	4.8	$5,863
Intrinsic value is the amount by which the market price of the common stock on the date of exercise exceeds the exercise price of the stock option. The total intrinsic value of stock options exercised during the six months ended April 30, 2016 and 2015 was $0.8 million and $1.1 million. The weighted-average grant date fair value of stock options that vested during the six months ended April 30, 2016 and 2015 was $1.9 million and $2.3 million, respectively. As of April 30, 2016, total unrecognized compensation cost related to stock options was $1.9 million. We expect to recognize this expense over the remaining weighted average vesting period of 1.5 years.
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
As of April 30, 2016, there were no non-vested restricted stock units. During the six-month period ended April 30, 2015, we paid $1.7 million to settle certain restricted stock units.
Performance Share Awards
Historically, we granted performance units to key employees and officers annually. These awards cliff vested after a three-year period with service and performance measures such as relative total shareholder return and earnings per share growth as vesting conditions. These awards were treated as a liability and marked to market based upon our assessment of the achievement of the performance measures, with the assistance of third-party compensation consultants.
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
To value the shares subject to the market condition, we utilized a Monte Carlo simulation model to arrive at a grant-date fair value. This amount will be expensed over the three-year term of the award with a credit to additional paid-in-capital. To value the shares subject to the internal performance measure, we used the value of our common stock on the date of grant as the grant-date fair value per share. This amount is being expensed over the three-year term of the award, with a credit to additional paid-in-capital, and could fluctuate depending on the number of shares ultimately expected to vest based on our assessment of the probability that the performance conditions will be achieved. For both performance conditions, the portion of the award expected

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

to settle in cash is recorded as a liability and is being marked to market over the three-year term of the award, and can fluctuate depending on the number of shares ultimately expected to vest, the change in valuation of the Monte Carlo simulation over the vesting period, and the underlying price of our common stock.
In conjunction with the annual grants in December 2015, 2014 and 2013, we awarded 158,100, 137,400 and 155,800 performance shares, respectively. We also awarded 4,300 performance shares in January 2016. Depending on the achievement of the performance conditions, 0% to 200% of the awarded performance shares may ultimately vest. During the six months ended April 30, 2016, 4,500 of the performance shares issued in December 2013 and 3,900 of the performance shares issued in December 2014 were forfeited. During 2015, 9,200 of the performance shares issued in December 2013 and 8,200 of the performance shares issued in December 2014 were forfeited. During 2014, 7,000 of the performance shares issued in December 2013 were forfeited. For the three- and six-month periods ended April 30, 2016 and 2015, we have recorded $1.0 million and $0.4 million, respectively, and $1.5 million and $0.8 million, respectively, of compensation expense related to these performance share awards.
Performance share awards are not considered outstanding shares and do not have voting rights, although dividends are accrued over the performance period and will be payable in cash based upon the number of performance shares ultimately earned.
The performance shares are excluded from the diluted weighted-average shares used to calculate earnings per share until the performance criteria is probable to result in the issuance of contingent shares. As of April 30, 2016, we have deemed 67,550 shares related to the December 2013 grant of performance shares as probable to be issued. The value of the equivalent number of shares is expected to be paid in cash when settled, along with accrued dividends thereon.
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
We record treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Shares are generally issued from treasury stock at the time of grant of restricted stock awards, and upon the exercise of stock options and upon the issuance of performance shares. On the subsequent issuance of treasury shares, we record proceeds in excess of cost as an increase in additional paid in capital. A deficiency of such proceeds relative to costs would be applied to reduce paid-in-capital associated with prior issuances to the extent available, with the remainder recorded as a charge to retained earnings. We recorded a charge to retained earnings of $0.5 million in the six months ended April 30, 2016.
The following table summarizes the treasury stock activity during the six months ended April 30, 2016:

Six Months Ended
April 30, 2016
Beginning balance as of November 1, 2015	3,647,103
Restricted stock awards granted	(84,000)
Stock options exercised	(192,741)
Balance at April 30, 2016	3,370,362

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. Other Income (Expense)
Other income (expense) included under the caption "Other, net" on the accompanying condensed consolidated statements of income (loss), consisted of the following for the three- and six-month periods ended April 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2016	2015	2016	2015
	(In thousands)
Foreign currency transaction gains (losses)	$1,421	$(88)	$(1,208)	$(922)
Foreign currency derivative (losses) gains	(586)	(38)	(432)	614
Interest income	2	8	38	39
Other	11	3	89	3
Other income (expense)	$848	$(115)	$(1,513)	$(266)
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
With the acquisition of Woodcraft on November 2, 2015, we re-evaluated our reportable operating segment presentation and changed the presentation to have three reportable business segments: (1) North American Engineered Components segment (“NA Engineered Components”), comprised of four operating segments primarily focused on the fenestration market in North America including vinyl profiles, insulating glass (IG) spacers, screens & other fenestration components; (2) European Engineered Components segment (“EU Engineered Components”), comprised of our United Kingdom-based vinyl extrusion business, manufacturing vinyl profiles & conservatories, and the European insulating glass business manufacturing IG spacers; and (3) North American Cabinet Components segment (“NA Cabinet Components”), comprised solely of the North American cabinet door and components business acquired in November 2015. We continue to maintain what was previously called Corporate & Other, now called Unallocated Corporate & Other, but a portion of the general and administrative costs associated with the corporate office have been allocated to the reportable operating segments, based upon a relative measure of profitability in order to more accurately reflect each reportable operating segment's administrative cost. Certain costs were not allocated to the reportable operating segments, but remain in Unallocated Corporate & Other, including transaction expenses, stock-based compensation, long-term incentive awards based on the performance of our common stock and other factors, depreciation of corporate assets, interest expense, other, net, income taxes and inter-segment eliminations. This treatment was applied to avoid an asymmetrical allocation amongst the operating segments for the comparative period due to the timing of acquisitions. The accounting policies of our operating segments are the same as those used to prepare the accompanying condensed consolidated financial statements. The following table summarizes corporate general and administrative expense allocated during the three and six months ended April 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2016	2015	2016	2015
	(In thousands)
NA Engineered Components	$2,479	$2,334	$4,894	$4,799
EU Engineered Components	901	170	1,780	349
NA Cabinet Components	1,127	—	2,225	—
Unallocated Corporate & Other	—	1,740	—	3,577
Allocated general and administrative expense	$4,507	$4,244	$8,899	$8,725
ASC Topic 280-10-50, “Segment Reporting” (ASC 280) permits aggregation of operating segments based on factors including, but not limited to: (1) similar nature of products serving an industry; (2) similar production processes, although there are some

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

differences in the amount of automation amongst operating plants; (3) similar types or classes of customers, namely the primary original equipment manufacturers (OEMs) in the window and door industry; (4) similar distribution methods for product delivery, although the extent of the use of third-party distributors will vary amongst the businesses; (5) similar regulatory environment; and (6) converging long-term economic similarities.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Segment information for the three and six months ended April 30, 2016 and 2015, and total assets as of April 30, 2016 and October 31, 2015 are summarized in the following table (in thousands):

	NA Eng. Comp.	EU Eng. Comp.	NA Cabinet Comp.	Unallocated Corp. & Other	Total
Three Months Ended April 30, 2016
Net sales	$134,519	$36,965	$59,555	$(1,579)	$229,460
Depreciation and amortization	7,153	2,393	4,129	141	13,816
Operating income (loss)	9,723	3,167	396	(2,730)	10,556
Capital expenditures	4,742	1,649	2,368	8	8,767
Three Months Ended April 30, 2015
Net sales	$130,910	$12,125	$—	$(1,065)	$141,970
Depreciation and amortization	7,247	391	—	193	7,831
Operating income (loss)	6,491	545	—	(3,347)	3,689
Capital expenditures	5,360	700	—	—	6,060
Six Months Ended April 30, 2016
Net sales	$255,567	$70,033	$108,080	$(2,752)	$430,928
Depreciation and amortization	14,361	4,851	7,274	300	26,786
Operating income (loss)	15,240	4,519	(895)	(10,446)	8,418
Capital expenditures	10,095	3,902	3,342	80	17,419
Six Months Ended April 30, 2015
Net sales	$248,741	$23,307	$—	$(2,185)	$269,863
Depreciation and amortization	14,549	812	—	678	16,039
Operating income (loss)	4,310	712	—	(6,948)	(1,926)
Capital expenditures	11,923	1,458	—	—	13,381
As of April 30, 2016
Total assets	$308,435	$221,825	$298,471	$22,686	$851,417
As of October 31, 2015
Total assets	$314,397	$231,261	$—	$21,132	$566,790
The following tables reconcile our segment presentation, as previously reported in our Quarterly Report on Form 10-Q for the three and six months ended April 30, 2015, to the current presentation (in thousands):

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Three months ended April 30, 2015	As Previously Reported	Reclassification	Current Presentation
Engineered Products
Net sales	$141,970	$(141,970)	$—
Depreciation and amortization	7,831	(7,831)	—
Operating income (loss)	3,689	(3,689)	—
Capital expenditures	$6,060	$(6,060)	$—
NA Engineered Components
Net sales	$—	$130,910	$130,910
Depreciation and amortization	—	7,247	7,247
Operating income (loss)	—	6,491	6,491
Capital expenditures	$—	$5,360	$5,360
EU Engineered Components
Net sales	$—	$12,125	$12,125
Depreciation and amortization	—	391	391
Operating income (loss)	—	545	545
Capital expenditures	$—	$700	$700
Unallocated Corporate & Other
Net sales	$—	$(1,065)	$(1,065)
Depreciation and amortization	—	193	193
Operating income (loss)	—	(3,347)	(3,347)
Capital expenditures	$—	$—	$—

Six months ended April 30, 2015	As Previously Reported	Reclassification	Current Presentation
Engineered Products
Net sales	$269,863	$(269,863)	$—
Depreciation and amortization	16,039	(16,039)	—
Operating income (loss)	(1,926)	1,926	—
Capital expenditures	$13,381	$(13,381)	$—
NA Engineered Components
Net sales	$—	$248,741	$248,741
Depreciation and amortization	—	14,549	14,549
Operating income (loss)	—	4,310	4,310
Capital expenditures	$—	$11,923	$11,923
EU Engineered Components
Net sales	$—	$23,307	$23,307
Depreciation and amortization	—	812	812
Operating income (loss)	—	712	712
Capital expenditures	$—	$1,458	$1,458
Unallocated Corporate & Other
Net sales	$—	$(2,185)	$(2,185)
Depreciation and amortization	—	678	678
Operating income (loss)	—	(6,948)	(6,948)
Capital expenditures	$—	$—	$—

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the change in the carrying amount of goodwill by segment for the six months ended April 30, 2016 (in thousands):

	NA Eng. Comp.	EU Eng. Comp.	NA Cabinet Comp.	Unalloc. Corp. & Other	Total
Balance as of October 31, 2015	$51,314	$78,456	$—	$—	$129,770
Woodcraft acquisition	—	—	114,247	—	114,247
Other	—	(575)	—	—	(575)
Foreign currency translation adjustment	—	(2,850)	—	—	(2,850)
Balance as of April 30, 2016	$51,314	$75,031	$114,247	$—	$240,592

For further details of Goodwill, see Note 4, "Goodwill & Intangible Assets", located herewith.

We did not allocate non-operating expense or income tax expense to the reportable segments. The following table reconciles operating income (loss) as reported above to net income (loss) for the three and six months ended April 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2016	2015	2016	2015
	(In thousands)
Operating income (loss)	$10,556	$3,689	$8,418	$(1,926)
Interest expense	(5,633)	(145)	(12,124)	(286)
Other, net	848	(115)	(1,513)	(266)
Income tax (expense) benefit	(1,836)	(1,135)	1,905	1,678
Net income (loss) from continuing operations	$3,935	$2,294	$(3,314)	$(800)
Product Sales
We produce a wide variety of products that are used in the fenestration industry, including: window and door systems design, engineering and fabrication; accessory trim profiles with real wood veneers and wood grain laminate finishes; window spacer systems; extruded vinyl products; metal fabrication; and astragals, thresholds and screens. In addition, we produce certain non-fenestration products, including: kitchen and bath cabinet doors and components, flooring and trim moldings, solar edge tape, plastic decking, fencing, water retention barriers, conservatory roof components, and other products.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes our product sales for the three and six months ended April 30, 2016 and 2015 into general groupings by segment to provide additional information to our shareholders.

	Three months ended		Six months ended
	April 30,		April 30,
	2016	2015	2016	2015
	(In thousands)
NA Engineered Components:
United States - fenestration	$113,127	$107,050	$214,884	$205,403
International - fenestration	6,880	8,369	13,786	14,256
United States - non-fenestration	10,159	11,995	18,267	21,134
International - non-fenestration	4,353	3,496	8,630	7,948
	$134,519	$130,910	$255,567	$248,741
EU Engineered Components:
United States - fenestration	$—	$4	$—	$44
International - fenestration	33,313	12,121	63,323	23,263
International - non-fenestration	3,652	—	6,710	—
	$36,965	$12,125	$70,033	$23,307
NA Cabinet Components:
United States	$58,729	$—	$106,599	$—
International	826	—	1,481	—
	$59,555	$—	$108,080	$—
Unallocated Corporate & Other
Eliminations	$(1,579)	$(1,065)	$(2,752)	$(2,185)
	$(1,579)	$(1,065)	$(2,752)	$(2,185)
Net sales	$229,460	$141,970	$430,928	$269,863

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
Basic and diluted earnings per share from continuing operations for the three-month periods ended April 30, 2016 and 2015 were calculated as follows (in thousands, except per share data):

	Three Months Ended April 30, 2016
	Net Income from Continuing Operations	Weighted Average Shares	Per Share
Basic earnings per common share	$3,935	33,873	$0.12
Effect of dilutive securities:
Stock options	—	317
Restricted stock awards	—	191
Performance shares		68
Diluted earnings per common share	$3,935	34,449	$0.11

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended April 30, 2015
	Net Income from Continuing Operations	Weighted Average Shares	Per Share
Basic earnings per common share	$2,294	33,621	$0.07
Effect of dilutive securities:
Stock options	—	429
Restricted stock awards	—	116
Diluted earnings per common share	$2,294	34,166	$0.07
Basic and diluted loss per share was $(0.10) and $(0.02) for the six months ended April 30, 2016 and 2015, respectively. The computation of diluted earnings per share excludes outstanding stock options and other common stock equivalents when their inclusion would be anti-dilutive. This is always the case when an entity incurs a net loss. During the six-month periods ended April 30, 2016 and 2015, 371,934 and 451,590 shares of common stock equivalents, respectively, and 175,251 and 107,748 shares of restricted stock, respectively, were excluded from the computation of diluted earnings per share. There were 67,550 potentially dilutive contingent shares related to performance share awards for the six-month period ended April 30, 2016; there were no corresponding contingent shares for the six-month period ended April 30, 2015.
For the three- and six-month periods ended April 30, 2016, we had 1,025,007 and 822,572 common stock equivalents, respectively, and we had 731,272 common stock equivalents for each of the three- and six-month periods ended April 30, 2015, that were potentially dilutive in future earnings per share calculations. Such dilution will be dependent on the excess of the market price of our stock over the exercise price and other components of the treasury stock method.
16. New Accounting Guidance Adopted
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendments require deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. We adopted ASU No. 2015-17 as of November 1, 2015 on a retrospective basis. As a result, our presentation of deferred taxes at April 30, 2016 and October 31, 2015 is consistent with this guidance, and therefore the October 31, 2015 presentation reflects a reclassification of current deferred income tax asset of $14.0 million and the noncurrent deferred income tax liability of $5.2 million as a noncurrent deferred income tax asset of $8.8 million (see Note 8, "Income Taxes").

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes as of April 30, 2016, and for the three- and six-month periods ended April 30, 2016 and 2015, included elsewhere herein. For additional information pertaining to our business, including risk factors which should be considered before investing in our common stock, refer to our Annual Report on Form 10-K for the fiscal year ended October 31, 2015.
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
We continue to invest in organic growth initiatives and have completed several targeted business acquisitions. We intend to continue to pursue business acquisitions which may include vertically integrated vinyl extrusion businesses, screen manufacturers, cabinet component manufacturers or businesses in complementary industries that allow us to expand our existing fenestration and cabinet component footprint, enhance our product offerings, provide new complementary technology, enhance our leadership position within the markets we serve, and expand into new markets or service lines. We have disposed of non-core businesses in the past, and continue to evaluate our business portfolio to ensure that we are investing in markets where we believe there is potential future growth.
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
We currently have three reportable business segments: (1) North American Engineered Components segment (“NA Engineered Components”), comprised of four operating segments primarily focused on the fenestration market in North America manufacturing vinyl profiles, IG spacers, screens & other fenestration components; (2) European Engineered Components segment (“EU Engineered Components”), comprised of our United Kingdom-based vinyl extrusion business, manufacturing vinyl profiles and conservatories, and the European insulating glass business manufacturing IG spacers; and (3) North American Cabinet Components segment (“NA Cabinet Components”), comprised solely of the North American cabinet door and components business acquired in November 2015. We continue to maintain the grouping previously called Corporate & Other, now called Unallocated Corporate & Other, but a portion of the general and administrative costs associated with the corporate office have been allocated to the reportable operating segments, based upon a relative measure of profitability in order to more accurately reflect each reportable operating segment's administrative costs. Certain costs were not allocated to the reportable operating segments, but remain in Unallocated Corporate & Other, including transaction expenses, stock-based compensation, long-term incentive awards based on the performance of our common stock and other factors, depreciation of corporate assets, interest expense, other, net, income taxes and inter-segment eliminations. This treatment was applied to avoid an asymmetrical allocation amongst the operating segments for the comparative period due to the timing of acquisitions. The accounting policies of our operating segments are the same as those used to prepare our accompanying condensed consolidated financial statements. The following table summarizes corporate general and administrative expense allocated during the three and six months ended April 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2016	2015	2016	2015
	(In thousands)
NA Engineered Components	$2,479	$2,334	$4,894	$4,799
EU Engineered Components	901	170	1,780	349
NA Cabinet Components	1,127	—	2,225	—
Unallocated Corporate & Other	—	1,740	—	3,577
Allocable general and administrative expense	$4,507	$4,244	$8,899	$8,725
Recent Transactions and Events
On November 2, 2015, we acquired Woodcraft, a manufacturer of cabinet doors and other components to OEMs in the kitchen and bathroom cabinet industry. We paid $245.9 million in cash, resulting in a preliminary estimate of goodwill totaling $114.2 million. On June 15, 2015, we acquired HLP, an extruder of vinyl lineal products and manufacturer of other plastic products incorporated and registered in England and Wales, for $131.7 million in cash, net of cash acquired, $7.7 million of debt assumed and contingent consideration of $10.3 million, resulting in goodwill of approximately $61.3 million. For additional details of these acquisitions, see Note 2, "Acquisitions", contained elsewhere herein.
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
Market Overview and Outlook
We believe the primary drivers of our operating results continue to be North American new home construction and residential remodeling and replacement (R&R) activity. We believe that housing starts and window shipments are indicators of activity levels in the home building and window industries, and we use this data, as published by or derived from third-party sources, to evaluate the market. We have historically evaluated the domestic market using data from the National Association of Homebuilders (NAHB) with regard to housing starts, and published reports by Ducker Worldwide, LLC (Ducker), a consulting and research firm, with regard to window shipments. The NAHB has forecasted increases in calendar-year housing starts from 1.1 million units in 2015 to 1.2 million units in 2016 and 1.4 million units in 2017, reflecting increasing consumer confidence and a healthier economy, although tempered somewhat in recent months due to potential increases in interest rates by the U.S. Federal Reserve, and some instability of markets in other countries. Ducker indicated that window shipments by calendar year are expected to increase from 47.6 million units in 2015 to 51.4 million units in 2016 and 54.7 million units in 2017, with new construction window shipments forecasted to increase at a higher pace than R&R window shipments. Derived from reports published by Ducker, the overall growth in window shipments for the trailing twelve-month period ended March 31, 2016 was 4.4%. During this period, growth in new construction increased 8.6%, driven in part by an increase in multi-family housing, although there are recent indicators of a forecasted shift of some new construction growth to single-family homes, and growth in R&R activity increased 1.3%.
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
Woodcraft manufactures kitchen and bathroom cabinet doors and components using a variety of woods from traditional hardwoods to engineered wood products. Currently, Woodcraft sells all of its products in North America, predominantly in the United States, so domestic housing starts and R&R activity constitute the primary drivers of this business as well. Although NAHB forecasts indicate expected continued growth in the United States housing market, much of this anticipated growth is in new construction for multi-family dwellings, or rental properties, which tends to drive demand for stock cabinets as compared to the semi-custom cabinets Woodcraft is best suited to produce.
Our business is seasonal, particularly our fenestration business, as inclement weather during the winter months tends to slow down construction, particularly as related to “outside of the house” construction. To some extent, we believe our acquisition of Woodcraft will lessen the impact of seasonality on our operating results, as the cabinet business is “inside of the house” and less susceptible to weather.

We are impacted by regulation of energy standards. The United States government has been less aggressively pursuing higher energy efficiency standards in recent years. Higher energy efficiency standards are being implemented in Europe, which should bode well for our fenestration-related business in the European markets that we serve. In addition to the HLP vinyl extrusion business, we operate warm-edge spacer plants in the United Kingdom and in Germany. Our warm-edge spacer products are more energy efficient than older technology cold-edge spacers that are predominantly used in the European markets we serve.
We utilize several commodities in our business for which pricing can fluctuate, including polyvinyl resin (PVC), petroleum products, aluminum and wood. For the majority of our customers and critical suppliers, we have price adjusters in place which effectively share the base pass-through price changes for these commodities with our customers commensurate with the market at large. Our long-term exposure to these price fluctuations is somewhat mitigated due to the contractual component of the adjuster program. However, these adjusters are not in place with all customers, and there is a level of exposure to such volatility due to the lag associated with the timing of price updates in accordance with our customer agreements.
We are optimistic about our growth prospects in the near-term. We believe the recent acquisitions of HLP and Woodcraft diversify our product offerings and provide new avenues to grow our business, while we continue to focus on enhancing manufacturing efficiencies and customer service in order to provide a quality, value-added product to our North American fenestration customers.

Results of Operations
Three Months Ended April 30, 2016 Compared to Three Months Ended April 30, 2015

	Three Months Ended April 30,
	2016	2015	Change $	% Variance
	(Dollars in millions)
Net sales	$229.5	$141.9	$87.6	62%
Cost of sales (excluding depreciation and amortization)	176.5	110.8	65.7	(59)%
Selling, general and administrative	28.6	19.7	8.9	(45)%
Depreciation and amortization	13.8	7.8	6.0	(77)%
Operating income	$10.6	$3.6	$7.0	194%
Interest expense	(5.7)	(0.1)	(5.6)	(5,600)%
Other, net	0.8	(0.1)	0.9	900%
Income tax expense	(1.8)	(1.1)	(0.7)	(64)%
Net income	$3.9	$2.3	$1.6	70%
Our operating results for the three months ended April 30, 2016 include the contributions of HLP and Woodcraft acquired on June 15, 2015 and November 2, 2015, respectively. We experienced overall sales growth of approximately 2.3% for the three months ended April 30, 2016 compared to the same period in 2015, excluding these acquisitions and certain foreign and other results.
Our period-over-period results by reportable segment follow.

Changes Related to Operating Income (Loss) by Reportable Segment:
NA Engineered Components

	Three Months Ended April 30,
	2016	2015	$ Change	% Variance
	(Dollars in millions)
Net sales	$134.5	$130.9	$3.6	3%
Cost of sales (excluding depreciation and amortization)	101.2	102.3	(1.1)	1%
Selling, general and administrative	16.4	14.9	1.5	(10)%
Depreciation and amortization	7.2	7.2	—	—%
Operating income	$9.7	$6.5	$3.2	49%
Operating income margin	7%	5%
Net Sales. Net sales increased $3.6 million, or 3%, for the three months ended April 30, 2016 compared to the same period in 2015. On a year-over-year basis, we experienced a $6.6 million increase in sales attributable to higher volume, partially offset by a decrease of $0.6 million in revenues associated with pricing and a decrease of $2.4 million related to reduced surcharges for commodities such as aluminum, wood, and notably, oil for our butyl-based products due to a dramatic decline in oil prices throughout 2015, remaining relatively low for the first six months of 2016. The decreases of revenue associated with these surcharges are significantly offset by decreases in the cost of the raw materials used in our manufacturing process, resulting in minimal impact on operating margins.
Cost of Sales. The cost of sales decreased $1.1 million, or 1%, when comparing the three months ended April 30, 2016 to the same period in 2015. Corresponding with the net sales discussion above, cost of sales was impacted by changes in sales volume and the resulting impact on product mix. However, these increases in expense were more than offset by the following: lower year-over-year repair and maintenance costs for our vinyl extrusion business; reduced material costs attributable to lower commodity prices and renegotiated supplier agreements; and reduced freight cost. Partially offsetting these declines was normal wage inflation, and higher current health insurance and workers’ compensation insurance costs, less the benefit and timing associated with stop-loss insurance reimbursements.

Selling, General and Administrative. Our selling, general and administrative expenses increased $1.5 million, or 10% when comparing the three months ended April 30, 2016 to the same period in 2015. This increase was largely due to incentive compensation accruals based on earnings and normal inflationary impacts on wages and benefit costs.

Depreciation and Amortization. Depreciation and amortization expense was consistent at $7.2 million for the three-month periods ended April 30, 2016 and 2015. The incremental depreciation and amortization expense associated with property, plant and equipment and intangible assets placed into service during the trailing twelve months ended April 30, 2016, was offset by the run-off of depreciation expense associated with existing assets and disposals during this period.

European Engineered Components

	Three Months Ended April 30,
	2016	2015	$ Change	Variance %
	(Dollars in millions)
Net sales	$37.0	$12.1	$24.9	206%
Cost of sales (excluding depreciation and amortization)	25.5	9.1	$16.4	(180)%
Selling, general and administrative	5.9	2.1	$3.8	(181)%
Depreciation and amortization	2.4	0.4	$2.0	(500)%
Operating income	$3.2	$0.5	$2.7	540%
Operating income margin	9%	4%
Net Sales. Net sales increased $24.9 million, or 206%, primarily due to a $24.8 million contribution from HLP in 2016. In addition, an increase in sales of $0.8 million associated with higher volume for the British and German plants, was offset by a decrease in revenue of $0.6 million related to price and a $0.1 million decrease related to the effect of changes in foreign exchange rates.
Cost of Sales. The cost of sales increased $16.4 million, or 180%, primarily due to a $16.7 million contribution from HLP. The remaining decline in cost of goods sold of $0.3 million, or 3%, for the three months ended April 30, 2016 compared to the same period in 2015, was related to lower material costs in Germany, as a new mixing plant was installed in 2015, which eliminated the cost associated with processing by outside vendors. Otherwise, consistent with the revenue discussion, cost of goods sold increased as a result of the increase in volume in the United Kingdom and Germany, but was offset by the effect of exchange rate changes.
Selling, General and Administrative. Our selling, general and administrative expense increased $3.8 million, of which $3.7 million of expense was attributable to HLP.
Depreciation and Amortization. Depreciation and amortization expense increased $2.0 million, reflecting the $2.0 million contribution from HLP for the three months ended April 30, 2016. The incremental depreciation and amortization expense associated with property, plant and equipment placed into service during the trailing twelve months ended April 30, 2016, was offset by the run-off of depreciation expense associated with existing assets and disposals during this period.
NA Cabinet Components
The NA Cabinet Components reportable segment is comprised solely of Woodcraft, which was acquired on November 2, 2015, and allocated corporate costs. The results of operations of Woodcraft for the three months ended April 30, 2016 are summarized in the following table:

Three months ended
April 30, 2016
(Dollars in millions)
Net sales	$59.6
Cost of sales (excluding depreciation and amortization)	50.8
Selling, general and administrative	4.3
Depreciation and amortization	4.1
Operating income	$0.4
Operating income margin	1%

Unallocated Corporate & Other

	Three Months Ended April 30,
	2016	2015	$ Change	Variance %
	(Dollars in millions)
Net sales	$(1.6)	$(1.1)	$(0.5)	(45)%
Cost of sales (excluding depreciation and amortization)	(1.0)	(0.6)	(0.4)	(67)%
Selling, general and administrative	2.0	2.7	(0.7)	26%
Depreciation and amortization	0.1	0.2	(0.1)	50%
Operating loss	$(2.7)	$(3.4)	$0.7	21%
Net Sales. Net sales for Unallocated Corporate & Other represents the elimination of inter-segment sales for the three-month periods ended April 30, 2016 and 2015. The change between periods reflects the amount of inter-segment sales (between NA Engineered Components and EU Engineered Components).
Cost of Sales. Cost of sales for Unallocated Corporate & Other consists of the elimination of inter-segment sales, profit in inventory, changes in the LIFO reserve and other costs. The change for the three-month periods ended April 30, 2016 and 2015 of $0.4 million was primarily related to the change in the profit in inventory elimination.
Selling, General and Administrative. Our selling, general and administrative expenses decreased $0.7 million for the three months ended April 30, 2016 compared to the same period in 2015, reflecting an increase in the amount of corporate expense allocated to the divisions of $2.0 million (based on the timing of the HLP and Woodcraft acquisitions, as no expense was allocated related to these businesses for the three months ended April 30, 2015), partially offset by higher year-over-year stock-based compensation and long-term incentive accruals (primarily related to compensation expense recognized pursuant to performance share awards).
Depreciation and Amortization. Depreciation and amortization expense decreased $0.1 million, or 50%, for the three months ended April 30, 2016 compared to the same period in 2015, reflecting the run-off of depreciation during 2015 primarily related to computer software, hardware and licensing. Relatively few new assets were placed in service at corporate during the trailing twelve months ended April 30, 2016.
Changes related to Non-Operating Items:
Interest Expense. Interest expense increased $5.6 million for the three months ended April 30, 2016 compared to the same period in 2015 due to an increase in borrowings outstanding. We entered into a new credit facility in conjunction with the acquisition of Woodcraft, which contains a Term Loan B facility and an asset-based lending facility, each at variable interest rates. We borrowed $320.5 million to acquire Woodcraft and to retire then-outstanding borrowings under a predecessor credit facility of $50.0 million. The new credit facilities have higher interest rates, require loan commitment fees and were issued at a discount (resulting in additional interest expense as the discount is accreted over the term of the facilities). In addition, we paid $9.2 million of deferred financing costs which are being amortized to interest expense over the term of the facilities. Also contributing to the increase in interest expense year-over-year is the expense associated with finance leases assumed with the acquisition of HLP in June 2015. The interest expense incurred during the three months ended April 30, 2015 was significantly less as our total debt outstanding was less than $1.0 million.
Other, net. We recorded a gain of $0.8 million related to other, net for the three months ended April 30, 2016 compared to a loss of $0.1 million for the same period in 2015, primarily due to net foreign exchange transaction gains.
Income Taxes. We recorded income tax expense of $1.8 million for the three months ended April 30, 2016, an effective rate of 31.8%, and income tax expense of $1.1 million for the three months ended April 30, 2015, an effective rate of 33.1%. The difference in the effective rates between these periods relates primarily to the impact of the foreign tax rate differential and permanent items.

Six Months Ended April 30, 2016 Compared to Six Months Ended April 30, 2015

	Six Months Ended April 30,
	2016	2015	Change $	% Variance
	(Dollars in millions)
Net sales	$430.9	$269.9	$161.0	60%
Cost of sales (excluding depreciation and amortization)	335.8	216.6	119.2	(55)%
Selling, general and administrative	59.9	39.2	20.7	(53)%
Depreciation and amortization	26.8	16.0	10.8	(68)%
Operating income (loss)	$8.4	$(1.9)	$10.3	542%
Interest expense	(12.1)	(0.3)	(11.8)	(3,933)%
Other, net	(1.5)	(0.3)	(1.2)	(400)%
Income tax benefit	1.9	1.7	0.2	12%
Net loss	$(3.3)	$(0.8)	$(2.5)	(313)%
Our operating results for the six months ended April 30, 2016 include the contributions of HLP and Woodcraft acquired on June 15, 2015 and November 2, 2015, respectively. We experienced overall sales growth of approximately 2.7% for the six months ended April 30, 2016 compared to the same period in 2015, excluding these acquisitions and certain foreign and other results.
Our period-over-period results by reportable segment follow.

Changes Related to Operating Income (Loss) by Reportable Segment:
NA Engineered Components

	Six Months Ended April 30,
	2016	2015	$ Change	% Variance
	(Dollars in millions)
Net sales	$255.6	$248.7	$6.9	3%
Cost of sales (excluding depreciation and amortization)	194.9	200.2	(5.3)	3%
Selling, general and administrative	31.0	29.7	1.3	(4)%
Depreciation and amortization	14.5	14.5	—	—%
Operating income	$15.2	$4.3	$10.9	(253)%
Operating income margin	6%	2%
Net Sales. Net sales increased $6.9 million, or 3%, for the six months ended April 30, 2016 compared to the same period in 2015. Our business was impacted in the prior year by lost volume in our vinyl profile business, as well as a decrease in revenue from oil surcharges year-over-year. On a year-over-year basis, we experienced an $11.6 million increase in sales attributable to higher volume, partially offset by a decrease of $0.8 million in revenues associated with pricing and a decline of $4.1 million associated with reduced surcharges for commodities used in our business, primarily oil. To a large extent, the increased volume at lower pricing was related to our vinyl extrusion business, as we had lost volume during the first quarter of 2015 with certain profiles for a large customer, and although this volume was replaced during the first six months of 2016, the mix of earnings was at a lower average price. Our results continue to be impacted by reduced oil surcharges on our butyl-based products due to a dramatic decline in oil prices throughout 2015, remaining relatively low for the first six months of 2016 and reduced surcharges for other materials used in our business. The decrease of revenue associated with these surcharges is significantly offset by the decrease in the cost of the raw material used in our manufacturing process, resulting in minimal impact on operating margins.
Cost of Sales. The cost of sales decreased $5.3 million, or 3%, when comparing the six months months ended April 30, 2016 to the same period in 2015. Corresponding with the net sales discussion above, cost of sales was impacted by changes in sales volume and the resulting impact on product mix. However, these increases in expense were more than offset by the following: lower year-over-year repair and maintenance costs for our vinyl extrusion business; reduced material costs attributable to lower commodity prices and renegotiated supplier agreements; reduced freight cost; and some favorable labor efficiencies. These labor efficiencies were somewhat offset by higher current health insurance and workers’ compensation insurance costs, less the benefit and timing associated with stop-loss insurance reimbursements.

Selling, General and Administrative. Our selling, general and administrative expenses increased $1.3 million, or 4% when comparing the six months ended April 30, 2016 to the same period in 2015. This increase was largely due to higher incentive accruals based on earnings, inflation and higher insurance costs.

Depreciation and Amortization. Depreciation and amortization expense was consistent at $14.5 million for the six-month periods ended April 30, 2016 and 2015. The incremental depreciation and amortization expense associated with property, plant and equipment and intangible assets placed into service during the trailing twelve months ended April 30, 2016, was offset by the run-off of depreciation expense associated with existing assets and disposals during this period.

European Engineered Components

	Six Months Ended April 30,
	2016	2015	$ Change	Variance %
	(Dollars in millions)
Net sales	$70.0	$23.3	$46.7	200%
Cost of sales (excluding depreciation and amortization)	49.2	17.6	31.6	(180)%
Selling, general and administrative	11.5	4.2	7.3	(174)%
Depreciation and amortization	4.8	0.8	4.0	(500)%
Operating income	$4.5	$0.7	$3.8	543%
Operating income margin	6%	3%
Net Sales. Net sales increased $46.7 million, or 200%, primarily due to a $46.7 million contribution from HLP in 2016. In addition, an increase in sales of $1.8 million associated with higher volume for the British and German plants, was offset by decreases in revenue of $0.6 million related to price, and $1.1 million for the effect of changes in foreign exchange rates.
Cost of Sales. The cost of sales increased $31.6 million, or 180%, primarily due to a $32.3 million contribution from HLP. The remaining decline in cost of goods sold of $0.7 million, or 4%, for the six months ended April 30, 2016 compared to the same period in 2015, was related to lower material costs in Germany, as a new mixing plant was installed in 2015, which eliminated the cost associated with processing by outside vendors. Otherwise, consistent with the revenue discussion, cost of goods sold increased as a result of the increase in volume in the United Kingdom and Germany, but was offset by the effect of exchange rate changes.
Selling, General and Administrative. Our selling, general and administrative expense increased $7.3 million, attributable to $7.1 million of expense incurred at HLP in 2016, with slight increases at the IG plants associated with labor inflation and benefits.
Depreciation and Amortization. Depreciation and amortization expense increased $4.0 million, reflecting the $4.0 million contribution from HLP in 2016. The incremental depreciation and amortization expense associated with property, plant and equipment placed into service during the trailing twelve months ended April 30, 2016, was offset by the run-off of depreciation expense associated with existing assets and disposals during this period.
NA Cabinet Components
The NA Cabinet Components reportable segment is comprised solely of Woodcraft, which was acquired on November 2, 2015, and allocated corporate costs. The results of operations of Woodcraft for the period November 2, 2015 through April 30, 2016 are summarized in the following table (including corporate allocation of $2.2 million, and the effect of the step-up of inventory of $2.3 million, for which no margin was earned during the six months ended April 30, 2016):

Six months ended
April 30, 2016
(Dollars in millions)
Net sales	$108.1
Cost of sales (excluding depreciation and amortization)	93.3
Selling, general and administrative	8.4
Depreciation and amortization	7.3
Operating loss	$(0.9)
Operating loss margin	(1)%

Unallocated Corporate & Other

	Six Months Ended April 30,
	2016	2015	$ Change	Variance %
	(Dollars in millions)
Net sales	$(2.8)	$(2.1)	$(0.7)	(33)%
Cost of sales (excluding depreciation and amortization)	(1.6)	(1.2)	(0.4)	(33)%
Selling, general and administrative	9.0	5.3	3.7	(70)%
Depreciation and amortization	0.2	0.7	(0.5)	71%
Operating loss	$(10.4)	$(6.9)	$(3.5)	(51)%
Net Sales. Net sales for Unallocated Corporate & Other represents the elimination of inter-segment sales for the six-month periods ended April 30, 2016 and 2015. The change between periods reflects the amount of inter-segment sales (between NA Engineered Components and EU Engineered Components).
Cost of Sales. Cost of sales for Unallocated Corporate & Other consists of the elimination of inter-segment sales, profit in inventory, changes in the LIFO reserve and other costs. The change for the six-month periods ended April 30, 2016 and 2015 of $0.4 million was primarily related to the change in the profit in inventory elimination.
Selling, General and Administrative. Our selling, general and administrative expenses increased $3.7 million for the six months ended April 30, 2016 compared to the same period in 2015, primarily due to an increase in transaction related costs of $4.9 million associated with the Woodcraft purchase on November 2, 2015, partially offset by an increase in the amount of corporate expense allocated to the divisions of $3.6 million in 2016 (based on the timing of the HLP and Woodcraft acquisitions, as no expense was allocated related to these businesses for the six months ended April 30, 2015). The remaining increase in expense year-over-year was attributable to stock-based compensation, long-term incentive accruals (primarily related to compensation expense recognized pursuant to performance share awards), and higher incentive compensation accruals based on earnings.
Depreciation and Amortization. Depreciation and amortization expense decreased $0.5 million, or 71%, for the six months ended April 30, 2016 compared to the same period in 2015, reflecting the run-off of depreciation during 2015 primarily related to computer software, hardware and licensing. Relatively few new assets were placed in service at corporate during the trailing twelve months ended April 30, 2016.
Changes related to Non-Operating Items:
Interest Expense. Interest expense increased $11.8 million for the six months ended April 30, 2016 compared to the same period in 2015 due to an increase in borrowings outstanding. We entered into a new credit facility in conjunction with the acquisition of Woodcraft, which contains a Term Loan B facility and an asset-based lending facility, each at variable interest rates. We borrowed $320.5 million to acquire Woodcraft and to retire then-outstanding borrowings under a predecessor credit facility of $50.0 million. The new credit facilities have higher interest rates, require loan commitment fees and were issued at a discount (resulting in additional interest expense as the discount is accreted over the term of the facilities). In addition, we paid $9.2 million of deferred financing costs which are being amortized to interest expense over the term of the facilities. We also expensed unamortized deferred financing fees associated with the predecessor facility totaling $0.5 million. Also contributing to the increase in interest expense year-over-year is the expense associated with finance leases assumed with the acquisition of HLP in June 2015. The interest expense incurred during the six months ended April 30, 2015 was significantly less as our total debt outstanding was less than $1.0 million.
Other, net. The increase in other net expense of $1.2 million for the six months ended April 30, 2016 compared to the same period in 2015 was primarily due to net foreign exchange transaction losses associated with an unhedged foreign currency position with regard to the borrowings to fund the HLP transaction, as well as net foreign exchange losses associated with our other foreign operations.
Income Taxes. We recorded an income tax benefit of $1.9 million for the six months ended April 30, 2016, an effective rate of 36.5%, and an income tax benefit of $1.7 million for the six months ended April 30, 2015, which included a discrete benefit of $0.8 million associated with the reversal of a liability for tax benefit associated with an uncertain tax position that stemmed from the 2008 spin-off of Quanex from a predecessor company. Excluding this discrete item, the effective tax rate would have been 35.5% for the six months ended April 30, 2015. The remaining difference in the effective rates between these periods relates to the impact of the foreign tax rate differential and permanent items.

Liquidity and Capital Resources
Overview

Historically, our principal sources of funds have been cash on hand, cash flow from operations, and borrowings under our $150 million Senior Unsecured Revolving Credit Facility (the Retired Facility).  As of October 31, 2015, we had $23.1 million of cash and equivalents, $86.6 million available under the Retired Facility and outstanding letters of credit of $5.9 million, which included $50.0 million of borrowings outstanding under the Retired Facility and $6.9 million outstanding under capital leases and other debt vehicles.
On November 2, 2015, we acquired Woodcraft for $245.9 million in cash, net of cash acquired, subject to a working capital true-up and including certain holdbacks with regard to potential indemnity claims, as more fully described in the accompanying notes to condensed consolidated financial statements (Note 2, “Acquisitions”).
In order to fund this acquisition, we entered into senior secured credit facilities of $410.0 million consisting of an asset-based lending (ABL) revolving credit facility of $100.0 million (for which the borrowing base is determined monthly) and a term loan facility of $310.0 million (collectively the "New Credit Facilities"). The New Credit Facilities were syndicated in October 2015, and a consortium of banks and investors provided the funding for this credit facility, with Wells Fargo as Administrative Agent. On November 2, 2015, we borrowed $310.0 million under the term loan facility and $10.5 million under the ABL facility to fund the Woodcraft acquisition, to refinance and retire outstanding debt of $50.0 million under the Retired Facility and to pay fees associated with the New Credit Facilities. The proceeds from this borrowing were reduced by a debt discount of $6.2 million, which is being recognized on the effective interest method over the term of the facility. We may borrow funds under this facility in the future to fund other general working capital needs. We recorded expense of $0.5 million in November 2015 to write off the unamortized deferred financing fees associated with the Retired Facility.
We are evaluating whether to refinance the New Credit Facilities which may result in the write-off of unamortized deferred financing fees and the original issuers discount. The unamortized amounts of such fees were $8.4 million and $5.7 million at April 30, 2016.
As of April 30, 2016, we had $29.0 million of cash and equivalents, $309.2 million outstanding under the term loan facility (reduced by unamortized loan discount of $5.7 million), no borrowings outstanding under the ABL facility, $5.9 million of outstanding letters of credit and $5.9 million outstanding under capital leases and other debt vehicles. We had $82.8 million available under the New Credit Facilities at April 30, 2016.
Cash and cash equivalents increased by $5.9 million during the six months ended April 30, 2016, of which $24.6 million was provided by operating activities, partially offset by increased capital expenditures of $17.4 million, less amounts used from net borrowings under our credit facilities to acquire Woodcraft, to invest in capital for our manufacturing facilities, and to retire debt.
Analysis of Cash Flow
The following table summarizes our cash flow results for the six months ended April 30, 2016 and 2015:

	Six Months Ended
	April 30,
	2016	2015
	(In millions)
Cash provided by operating activities	$24.6	$3.3
Cash used for investing activities	$(262.4)	$(12.7)
Cash provided by (used for) financing activities	$243.5	$(51.4)
Operating Activities. Cash provided by operating activities for the six-month period ended April 30, 2016 improved by approximately $21.3 million compared to the six-month period ended April 30, 2015. A portion of this increase is attributable to the activities of HLP and Woodcraft, acquired in June 2015 and November 2015, respectively. Excluding these acquisitions, our cash receipts increased due to an increase in sales, year-over-year, and more timely collection of receivables. In addition, our inventory levels are down year-over-year, as we invested more in an inventory build in 2015 than in 2016 and we are managing our inventory levels more efficiently in 2016. Partially offsetting the favorable operating cash flow derived from these items is a cash outflow to service our debt. Working capital was $119.4 million, $70.0 million and $139.8 million at April 30, 2016, October 31, 2015 and April 30, 2015, respectively. Contributing to the relatively larger working capital balance at April 30, 2015 was a greater amount of cash on hand, primarily from the sale of Nichols in April 2014.
Investing Activities. Cash used for investing activities increased $249.7 million when comparing the six months ended April 30, 2016 to the same period in 2015. Of the increase, $245.9 million was used to purchase Woodcraft on November 2, 2015, and an incremental $4.0 million was invested in capital expenditures, largely associated with HLP and Woodcraft projects.
Financing Activities. Cash provided by financing activities was $243.5 million for the six-month period ended April 30, 2016, primarily attributable to borrowings under the new Term Loan B and ABL facilities during 2016 totaling $332.8 million, of which $79.8 million had been repaid as of April 30, 2016. Additionally, we paid $8.7 million in debt issuance costs related to the new credit facilities, and used $2.7 million to pay dividends to our shareholders. These uses of cash were partially offset by $3.0 million of proceeds received from stock option exercises. For the six months ended April 30, 2015, we used $51.4 million for financing activities, of which $52.7 million was used to purchase treasury stock and $2.8 million was used to pay dividends, partially offset by an in-flow of $4.2 million associated with issuances of common stock related to stock option exercises.
Liquidity Requirements
Our strategy for deploying cash is to invest in organic growth opportunities, develop our infrastructure and make strategic acquisitions. Other uses of cash have included paying cash dividends to our shareholders, opportunistically repurchasing our common stock (to the extent authorized through an established program by our Board of Directors) and servicing our debt commitments. We have historically invested cash and cash equivalents in commercial paper with terms of three months or less. Our investments are diversified across multiple institutions that we believe are financially sound. To the extent we have excess cash which has not been applied to reduce our outstanding borrowings under our credit facilities, we intend to remain in commercial paper, highly rated money market funds, financial institutions and treasuries following a prudent investment philosophy. From time to time, to prepare for potential disruption in the money markets, we may temporarily move funds into operating bank accounts of highly-rated financial institutions to meet on-going operational liquidity requirements. We did not experience any material losses on our cash and marketable securities investments during the six-month periods ended April 30, 2016 and 2015. We maintain cash balances in foreign countries which total $11.2 million as of April 30, 2016. We do not intend to repatriate earnings of our foreign subsidiaries. However, we capitalized HLP with funds on hand and borrowings under our prior credit facility. We anticipate that we will utilize cash flow from HLP to fund the operation in the United Kingdom, and to repay a note arrangement implemented as part of the capitalization of the acquisition.
Credit Facility
On November 2, 2015, we refinanced and retired our existing credit facility by entering into a $310.0 Million Term Loan Credit Agreement and a $100.0 million ABL Credit Agreement (collectively the “New Credit Facilities”). The term loan portion of the New Credit Facilities matures on November 2, 2022, and requires quarterly principal payments equal to 0.25% of the aggregate borrowings. The ABL portion of the New Credit Facilities matures on November 2, 2020 with no stated principal repayment terms prior to maturity. Interest is computed, at our election, on a grid as the Base Rate plus an Applicable Margin, as defined in the agreement, or LIBOR plus an Applicable Margin. For additional details of the New Credit Facilities, see "Item 1A. Risk Factors" included in our Annual Report on Form 10-K as of October 31, 2015.
The weighted average interest rate for the six-month periods ended April 30, 2016 and 2015 was 6.23% and 1.09%, respectively. As of and for the six-month period ended April 30, 2015, we had no outstanding borrowings under the Retired Facility. We were in compliance with our debt covenants as of April 30, 2016.
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

For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended October 31, 2015. Our critical accounting policies and estimates have not changed materially during the six months ended April 30, 2016.
New Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standards setting bodies that we adopt as of the specified effective date. Unless otherwise discussed, we believe the impact of any recently issued standards that are not yet effective are either not applicable to us at this time or will not have a material impact on our consolidated financial statements upon adoption. During the six months ended April 30, 2016, we adopted Accounting Standards Update (ASU) No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. See Note 16, "New Accounting Guidance Adopted", contained elsewhere herein, for further details.
In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients. This ASU is an update to ASU 2014-09, Revenue from Contracts with Customers. This update does not change the core revenue recognition principle included within ASU 2014-09, but rather provides clarifying guidance in certain narrow areas and adds some practical expedients. We anticipate adopting ASU 2016-12 concurrently with ASU 2014-09 in fiscal 2019 and are currently evaluating the impact on our consolidated financial statements.
In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing. This amendment is intended to clarify the identification of performance obligations and the licensing implementation guidance included within ASU No. 2014-09. We anticipate adopting ASU 2016-08 concurrently with ASU 2014-09 in fiscal 2019 and are currently evaluating the impact on our consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This amendment simplifies the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance becomes effective for fiscal years beginning after December 15, 2016, and, therefore, we will adopt this pronouncement in fiscal 2018. We are currently evaluating the impact of this pronouncement on our consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations. This amendment is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations included within ASU No. 2014-09. We anticipate adopting ASU 2016-08 concurrently with ASU 2014-09 in fiscal 2019 and are currently evaluating the impact on our consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842): Amendments to the Accounting Standards Codification. The amendments replace current guidance and require the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. The amendments apply to any entity that enters into leasing arrangements. This guidance becomes effective for fiscal years beginning after December 15, 2018, and, therefore, we will adopt this pronouncement in fiscal 2020. We are currently evaluating the impact of this pronouncement on our consolidated financial statements.
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
Interest Rate Risk
Our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Based upon the balances of the variable rate debt at April 30, 2016, a hypothetical 1.0% increase or decrease in interest rates could result in approximately $3.1 million of additional pretax charges or credit to our operating results per year. This sensitivity is impacted by the amount of borrowings under our credit facilities, and amounts outstanding under finance leases at HLP.
Foreign Currency Rate Risk
Our international operations have exposure to foreign currency rate risks, primarily due to fluctuations in the Euro, the British pound sterling, the Mexican peso and the Canadian dollar. From time to time, we enter into foreign exchange contracts associated with our operations to manage a portion of the foreign currency rate risk.
The notional and fair market values of these positions at April 30, 2016 and October 31, 2015, were as follows (in thousands):

		Notional as indicated		Fair Value in $
		April 30, 2016	October 31, 2015	April 30, 2016	October 31, 2015
Foreign currency derivatives:
Sell EUR, buy USD	EUR	$7,235	$8,076	$(174)	$37
Sell CAD, buy USD	CAD	279	280	(3)	1
Sell GBP, buy USD	GBP	317	226	(6)	3
Buy EUR, sell USD	EUR	—	807	—	3
Buy EUR, sell GBP	EUR	86	2	1	—
Buy USD, sell EUR	USD	251	—	(5)	—
Buy GBP, sell EUR	GBP	8	—	—	—
At April 30, 2016 and October 31, 2015, we held foreign currency derivative contracts hedging cross-border intercompany and commercial activity for our insulating glass spacer business. Although these derivatives hedge our exposure to fluctuations in foreign currency rates, we do not apply hedge accounting and therefore, the change in the fair value of these foreign currency derivatives is recorded directly to other income and expense in the accompanying condensed consolidated statements of income (loss). To the extent the gain or loss on the derivative instrument offsets the gain or loss from the remeasurement of the underlying foreign currency balance, changes in exchange rates should have no effect. See Note 10, "Derivative Instruments", contained elsewhere herein.
We currently have an unhedged foreign currency position associated with the debt borrowed to facilitate the HLP acquisition. We are evaluating our options with regard to hedging our exposure. For the three and six months ended April 30, 2016, we recorded an unrealized gain of $0.5 million and an unrealized loss of $1.5 million, respectively, associated with this foreign currency exposure.
In addition, our functional currency in Mexico is the United States dollar. As such, changes in the value of the Mexican peso relative to the United States dollar will result in foreign currency gains and losses. We have recorded a gain of $0.5 million for the three months ended April 30, 2016 and a loss of less than $0.1 million for the period November 2, 2015 to April 30, 2016 related to this operation.

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
From time to time, in the normal course of business, we may enter into firm price sales commitments with customers in which aluminum is an integral fabrication input. In an effort to protect cost of sales from the effects of changing prices of aluminum, we enter into firm price raw material purchase commitments, which are designated as "normal purchases" under Accounting Standards Codification Topic 815 "Derivatives and Hedging." As a result, firm price sales commitments are matched with firm price raw material purchase commitments so that changes in aluminum prices should have no effect. While we consider the derivative contracts to provide an economic hedge against changes in aluminum prices, the derivatives have not been designated as hedges in accordance with ASC 815 for accounting purposes. As such, any mark-to-market net gain or loss is recorded as a period cost with the offsetting amount reflected as an asset or liability on the balance sheet. As of April 30, 2016, we had a forward purchase contract with a notional amount of approximately 1.4 million pounds of aluminum with a fair value of less than $0.1 million. There were no such contracts utilized during the year ended October 31, 2015. For additional details, see Note 10, "Derivative Instruments," contained elsewhere herein.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (1934 Act) as of April 30, 2016. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2016, the disclosure controls and procedures are effective.
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

QUANEX BUILDING PRODUCTS CORPORATION

Date:	June 1, 2016	/s/ Brent L. Korb
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