Form 10-Q
period 2016-07-31
Quanex Building Products CORP
filed 2016-09-07
CIK 1423221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________
FORM 10-Q
 ________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2016
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 2, 2016
Common Stock, par value $0.01 per share	34,220,496

QUANEX BUILDING PRODUCTS CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 31, 2016	October 31, 2015
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$32,183	$23,125
Accounts receivable, net of allowance for doubtful accounts of $528 and $673	83,089	64,080
Inventories, net (Note 3)	92,251	63,029
Prepaid and other current assets	11,900	7,992
Total current assets	219,423	158,226
Property, plant and equipment, net of accumulated depreciation of $239,236 and $217,512	198,213	140,672
Deferred income taxes (Note 8)	—	8,783
Goodwill (Note 4)	234,522	129,770
Intangible assets, net (Note 4)	162,471	120,810
Other assets	6,865	7,989
Total assets	$821,494	$566,250
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$48,816	$47,778
Accrued liabilities	52,961	37,364
Income taxes payable (Note 8)	912	747
Current maturities of long-term debt (Note 5)	24,387	2,359
Total current liabilities	127,076	88,248
Long-term debt (Note 5)	277,680	54,501
Deferred pension and postretirement benefits (Note 6)	8,186	5,701
Deferred income taxes (Note 8)	21,758	—
Other liabilities	13,727	22,505
Total liabilities	448,427	170,955
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, no par value, shares authorized 1,000,000; issued and outstanding - none	—	—
Common stock, $0.01 par value, shares authorized 125,000,000; issued 37,560,249 and 37,609,563, respectively; outstanding 34,218,246 and 33,962,460, respectively	376	376
Additional paid-in-capital	253,039	250,937
Retained earnings	209,993	222,138
Accumulated other comprehensive loss	(27,932)	(10,049)
Less: Treasury stock at cost, 3,342,003 and 3,647,103 shares, respectively	(62,409)	(68,107)
Total stockholders’ equity	373,067	395,295
Total liabilities and stockholders' equity	$821,494	$566,250
The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2016	2015	2016	2015
	(In thousands, except per share amounts)
Net sales	$248,085	$180,206	$679,013	$450,069
Cost and expenses:
Cost of sales (excluding depreciation and amortization)	186,631	136,853	522,476	353,469
Selling, general and administrative	28,551	25,023	88,430	64,157
Depreciation and amortization	12,973	8,502	39,759	24,541
Operating income	19,930	9,828	28,348	7,902
Non-operating (expense) income:
Interest expense	(22,200)	(338)	(34,324)	(624)
Other, net	(2,523)	566	(4,036)	300
(Loss) income from continuing operations before income taxes	(4,793)	10,056	(10,012)	7,578
Income tax benefit (expense)	817	(3,585)	2,722	(1,907)
(Loss) income from continuing operations	(3,976)	6,471	(7,290)	5,671
Income from discontinued operations, net of tax of $0, $284, $0 and $299, respectively	—	456	—	479
Net (loss) income	$(3,976)	$6,927	$(7,290)	$6,150

Basic (loss) income per common share:
From continuing operations	$(0.12)	$0.20	$(0.22)	$0.17
From discontinued operations	—	0.01	—	0.01
(Loss) income per share, basic	$(0.12)	$0.21	$(0.22)	$0.18

Diluted (loss) income per common share:
From continuing operations	$(0.12)	$0.19	$(0.22)	$0.17
From discontinued operations	—	0.01	—	0.01
(Loss) income per share, diluted	$(0.12)	$0.20	$(0.22)	$0.18

Weighted-average common shares outstanding:
Basic	33,916	33,618	33,850	34,111
Diluted	33,916	34,142	33,850	34,626

Cash dividends per share	$0.04	$0.04	$0.12	$0.12

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2016	2015	2016	2015
	(In thousands)
Net (loss) income	$(3,976)	$6,927	$(7,290)	$6,150
Other comprehensive (loss) income:
Foreign currency translation adjustments (loss) gain (pretax)	(12,161)	35	(17,883)	(2,537)
Change in pension from net unamortized gain tax benefit	—	—	—	70
Other comprehensive (loss) income, net of tax	(12,161)	35	(17,883)	(2,467)
Comprehensive (loss) income	$(16,137)	$6,962	$(25,173)	$3,683

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Nine Months Ended
	July 31,
	2016	2015
	(In thousands)
Operating activities:
Net (loss) income	$(7,290)	$6,150
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	39,759	24,541
Stock-based compensation	4,587	3,391
Deferred income tax	(6,370)	1,576
Excess tax benefit from share-based compensation	(134)	(60)
Noncash charge for deferred loan costs and debt discount	15,883	—
Gain on involuntary conversion	—	(1,263)
Other, net	543	655
Changes in assets and liabilities, net of effects from acquisitions:
Decrease in accounts receivable	2,035	4,328
Increase in inventory	(1,530)	(51)
Increase in other current assets	(1,239)	(1,568)
Decrease in accounts payable	(2,092)	(5,236)
Decrease in accrued liabilities	(2,139)	(5,606)
Increase (decrease) in income taxes payable	2,990	(817)
Increase in deferred pension and postretirement benefits	2,485	1,873
Increase (decrease) in other long-term liabilities	894	(162)
Other, net	676	(202)
Cash provided by operating activities	49,058	27,549
Investing activities:
Acquisitions, net of cash acquired	(245,904)	(131,689)
Capital expenditures	(25,938)	(21,918)
Proceeds from property insurance claim	—	1,263
Proceeds from disposition of capital assets	984	207
Cash used for investing activities	(270,858)	(152,137)
Financing activities:
Borrowings under credit facilities	632,800	92,000
Repayments of credit facility borrowings	(389,000)	(8,000)
Debt issuance costs	(11,795)	—
Repayments of other long-term debt	(1,825)	(411)
Common stock dividends paid	(4,101)	(4,158)
Issuance of common stock	3,368	4,309
Excess tax benefit from share-based compensation	134	60
Purchase of treasury stock	—	(52,719)
Cash provided by financing activities	229,581	31,081
Effect of exchange rate changes on cash and cash equivalents	1,277	134
Increase (decrease) in cash and cash equivalents	9,058	(93,373)
Cash and cash equivalents at beginning of period	23,125	120,384
Cash and cash equivalents at end of period	$32,183	$27,011
The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

Nine Months Ended July 31, 2016	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	(In thousands, no per share amounts shown except in verbiage)
Balance at October 31, 2015	$376	$250,937	$222,138	$(10,049)	$(68,107)	$395,295
Net loss	—	—	(7,290)	—	—	(7,290)
Foreign currency translation adjustment	—	—	—	(17,883)	—	(17,883)
Common dividends ($0.12 per share)	—	—	(4,101)	—	—	(4,101)
Stock-based compensation activity:
Expense related to stock-based compensation	—	4,587	—	—	—	4,587
Stock options exercised	—	(105)	(628)	—	4,101	3,368
Tax effect from share-based compensation	—	(146)	—	—	—	(146)
Restricted stock awards granted	—	(1,591)	(6)	—	1,597	—
Other	—	(643)	(120)	—	—	(763)
Balance at July 31, 2016	$376	$253,039	$209,993	$(27,932)	$(62,409)	$373,067

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
The accompanying interim condensed consolidated financial statements include the accounts of Quanex Building Products Corporation. All intercompany accounts and transactions have been eliminated in consolidation. These financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of October 31, 2015 was derived from audited financial information, but does not include all disclosures required by U.S. GAAP. In addition, we have adjusted the condensed consolidated balance sheet at October 31, 2015 to reflect retrospective application of new accounting pronouncements adopted, more fully described in Note 16, "New Accounting Guidance Adopted." The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015. In our opinion, the accompanying financial statements contain all adjustments (which consist of normal recurring adjustments, except as disclosed herein) necessary to fairly present our financial position, results of operations and cash flows for the interim periods. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year or for any future periods.
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
We have historically purchased rolled aluminum product from Nichols. We expect to continue to purchase aluminum from Nichols in the normal course of business. Our purchases of aluminum product from Nichols for the three- and nine-month periods ended July 31, 2016 and 2015 were $0.8 million and $2.0 million, respectively, and $3.7 million and $8.2 million, respectively.
We recorded income from discontinued operations of approximately $0.5 million for the three and nine months ended July 31, 2015, which included a gain on involuntary conversion associated with property insurance proceeds of $1.3 million, less an expense of approximately $0.5 million associated with a stop-loss health insurance claim reimbursement.
2. Acquisitions
Woodcraft
On November 2, 2015, we completed a merger of QWMS, Inc., a Delaware corporation which was a newly-formed and wholly-owned Quanex subsidiary, and WII Holding, Inc. (WII), a Delaware corporation. Upon satisfaction or waiver of conditions

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

set forth in the merger agreement, QWMS, Inc. merged with and into WII, and WII became our wholly-owned subsidiary, and, as a result, we acquired all the subsidiaries of WII (referred to collectively as Woodcraft). Woodcraft is a manufacturer of cabinet doors and other components to OEMs in the kitchen and bathroom cabinet industry. Woodcraft operates 12 plants within the United States and one in Mexico. We paid $245.9 million in cash, net of cash acquired and including certain holdbacks with regard to potential indemnity claims, and received less than $0.1 million from the sellers as a working capital true-up, resulting in a preliminary estimate of goodwill totaling $114.3 million. For the three- and nine-month periods ended July 31, 2016, our consolidated operating results include revenues of $58.8 million and $166.9 million, respectively, and net income of $1.7 million and $3.4 million, respectively, associated with Woodcraft. We believe this acquisition expands our business into a new segment of the building products industry, which is experiencing favorable growth and which is less susceptible to the impact of seasonality due to inclement weather.
We have not yet finalized the purchase price allocation for Woodcraft. A preliminary purchase price allocation of the fair value of the assets acquired and liabilities assumed is included in the table below. These estimates are subject to change and may result in an increase or decrease in goodwill, particularly with regard to third-party valuations and our estimates of fixed assets and deferred taxes, during the measurement period, which may extend up to one year from the acquisition date. During the nine months ended July 31, 2016, we increased goodwill as of November 2, 2015 by $1.0 million, reflecting valuation estimates of inventory, fixed assets, accounts receivable and the related current and deferred tax effects, which included a value-added tax receivable adjustment associated with our Mexican operations.

As of Date of Opening Balance Sheet
(In thousands)
Net assets acquired:
Accounts receivable	$23,427
Inventory	29,552
Prepaid and other current assets	4,395
Property, plant and equipment	63,313
Goodwill	114,277
Intangible assets	62,900
Other non-current assets	24
Accounts payable	(4,619)
Accrued expenses	(9,491)
Other non-current liabilities	(343)
Deferred income tax liabilities, net	(37,531)
Net assets acquired	$245,904
Consideration:
Cash, net of cash and cash equivalents acquired and working-capital true-up received	$245,904

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
HLP
On June 15, 2015, we acquired the outstanding ownership shares of Flamstead Holdings Limited, an extruder of vinyl lineal products and manufacturer of other plastic products incorporated and registered in England and Wales, for $131.7 million in cash, net of cash acquired, debt assumed of $7.7 million and contingent consideration of $10.3 million, resulting in preliminary goodwill on the transaction of approximately $61.3 million. Following a pre-sale reorganization and purchase, Flamstead Holdings Limited owned 100% of the ownership shares of the following subsidiaries: HL Plastics Limited, Vintage Windows Limited, Wegoma Machinery Sales Limited (recently renamed Avantek Machinery Limited), and Liniar Limited (collectively referred to as “HLP”), each registered in England and Wales. The agreement contains an earn-out provision which is calculated as a percentage of earnings

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

before interest, tax and depreciation and amortization for a specified period, as defined in the purchase agreement. Pursuant to this earn-out provision, the former owner can select a base year upon which to calculate the earn-out (one of the next three succeeding twelve-month periods ended July 31). The earn-out has been calculated using a probability weighting and has been adjusted for the time-value of money, with greater weight given to the third (and final) twelve-month period (when the earnings before interest, tax, depreciation and amortization is expected to be greatest). In August 2016, the former owner selected the twelve-month period ended July 31, 2016 as the measurement period for the earn-out calculation. The final earn-out liability calculation has not been finalized, but the liability is not expected to change materially as a result of this calculation. We expect to settle this liability during the fourth quarter of 2016. The liability totals $9.2 million and is recorded at July 31, 2016 under the caption "Accrued Liabilities" in the accompanying condensed consolidated balance sheet.
We assumed operating leases associated with the HLP acquisition for which our lessors are entities that were either wholly-owned subsidiaries or affiliates of Flamstead Holdings Limited prior to the pre-acquisition reorganization, and in which a former owner, who is now our employee, has an ownership interest. These leases include our primary operating facilities, a finished goods warehouse and a mixing plant. The lease for the manufacturing plant has a 20-year term which began in 2007, the lease for the warehouse has a 15-year term which began in 2012, and the lease for the mixing plant has a 13.5-year term which began in 2013. We have recorded rent expense pursuant to these agreements of approximately $0.4 million and $1.1 million for the three- and nine-month periods ended July 31, 2016. Commitments under these lease arrangements are included in our operating lease commitments as disclosed in our Annual Report on Form 10-K as of October 31, 2015.
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
Our consolidated operating results include revenues of $26.9 million and $73.6 million, respectively, and net income of $2.4 million and $4.8 million, respectively, associated with HLP for the three- and nine-month periods ended July 31, 2016.
The purchase price has been allocated to the fair value of the assets acquired and liabilities assumed, as indicated in the table below. Changes in the contingent consideration due to the passage of time and potential differences between projected and actual operating results for HLP for the earn-out period are recorded as period costs when incurred. We recorded expense related to the change in contingent consideration of $0.1 million and $0.2 million for the three- and nine-month periods ended July 31, 2016. In addition, we recorded certain final adjustments related to the fair value of fixed assets and accrued liabilities resulting in a decrease in goodwill of $0.2 million during the nine months ended July 31, 2016.

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
Pro Forma Results
We calculated the pro forma impact of the HLP and Woodcraft acquisitions and the associated debt financing on our operating results for the three- and nine-month periods ended July 31, 2015. The following pro forma results give effect to these acquisitions, assuming the transactions occurred on November 1, 2014.

	Pro Forma Results
	For the Three Months Ended	For the Nine Months Ended
	July 31, 2015	July 31, 2015

Net sales	$250,611	$681,772
Income from continuing operations	$10,846	$14,452
Net income	$11,302	$14,931
Basic income per share	$0.34	$0.44
Diluted income per share	$0.33	$0.43
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

These pro forma results do not purport to be indicative of the results that would have been obtained had the acquisitions of HLP and Woodcraft been completed on November 1, 2014, or that may be obtained in the future.
3. Inventories
Inventories consisted of the following at July 31, 2016 and October 31, 2015:

	July 31, 2016	October 31, 2015
	(In thousands)
Raw materials	$34,143	$36,865
Finished goods and work in process	60,972	32,206
Supplies and other	2,269	2,064
Total	97,384	71,135
Less: Inventory reserves	5,133	8,106
Inventories, net	$92,251	$63,029
Fixed costs related to excess manufacturing capacity, if any, have been expensed in the period they were incurred and, therefore, are not capitalized into inventory.
Our inventories at July 31, 2016 and October 31, 2015 were valued using the following costing methods:

	July 31, 2016	October 31, 2015
	(In thousands)
LIFO	$4,896	$3,642
FIFO	87,355	59,387
Total	$92,251	$63,029
During interim periods, we estimate a LIFO reserve based on our expectations of year-end inventory levels and costs. If our calculations indicate that an adjustment at year-end will be required, we may record a proportionate share of this amount during the period. At year-end, we calculate the actual LIFO reserve and record an adjustment for the difference between the annual calculation and any estimates recognized during the interim periods.  Because the interim projections are subject to many factors beyond our control, the results could differ significantly from the year-end LIFO calculation. We recorded no interim LIFO reserve adjustment for the three- and nine-month periods ended July 31, 2016 and 2015.
For inventories valued under the LIFO method, replacement cost exceeded the LIFO value by approximately $1.3 million at July 31, 2016 and October 31, 2015.
4. Goodwill and Intangible Assets
Goodwill
The change in the carrying amount of goodwill for the nine months ended July 31, 2016 was as follows:

Nine Months Ended
July 31, 2016
(In thousands)
Beginning balance as of November 1, 2015	129,770
Woodcraft acquisition	114,277
Other	(575)
Foreign currency translation adjustment	(8,950)
Balance as of the end of the period	$234,522
During the fourth fiscal quarter of 2015, we evaluated our goodwill balances for indicators of impairment and performed our annual goodwill impairment test to determine the recoverability of these assets. We determined that our goodwill was not

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

impaired and there have been no triggering events to indicate impairment during the nine months ended July 31, 2016, so no additional testing was deemed necessary. For a summary of the change in the carrying amount of goodwill by segment, see Note 14, "Segment Information", included herewith.
Identifiable Intangible Assets
Amortizable intangible assets consisted of the following as of July 31, 2016 and October 31, 2015:

	July 31, 2016		October 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Customer relationships	$155,019	$32,913	$98,750	$24,628
Trademarks and trade names	56,390	25,472	58,916	23,416
Patents and other technology	24,611	15,369	25,881	15,158
Other	421	216	1,767	1,302
Total	$236,441	$73,970	$185,314	$64,504

We do not estimate a residual value associated with these intangible assets. Included in net intangible assets as of July 31, 2016 were $58.9 million of customer relationships and other intangibles of less than $0.1 million related to the Woodcraft acquisition. See Note 2, "Acquisitions", included herewith.
For the three- and nine-month periods ended July 31, 2016 and 2015, we had aggregate amortization expense related to intangible assets of $4.4 million and $13.0 million, respectively, and $2.2 million and $6.7 million, respectively. During 2016, we retired fully amortized intangible assets totaling $3.1 million.
Estimated remaining amortization expense, assuming current intangible balances and no new acquisitions, for each of the fiscal years ending October 31, is as follows (in thousands):

Estimated Amortization Expense
2016 (remaining three months)	$4,219
2017	16,649
2018	16,401
2019	15,614
2020	14,554
Thereafter	95,034
Total	$162,471

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Debt and Capital Lease Obligations
Debt consisted of the following at July 31, 2016 and October 31, 2015:

	July 31, 2016	October 31, 2015
	(In thousands)
Revolving Credit Facility	$150,000	$50,000
Term Loan A	150,000	—
City of Richmond, Kentucky Industrial Building Revenue Bonds	400	500
Capital lease obligations	4,447	6,900
Unamortized deferred financing fees	(2,780)	(540)
Total debt	302,067	56,860
Less: Current maturities of long-term debt	24,387	2,359
Long-term debt	$277,680	$54,501
On January 28, 2013, we entered into a Senior Unsecured Revolving Credit Facility (the 2013 Credit Facility) with a five-year term and permitted aggregate borrowings at any time of up to $150.0 million, with a letter of credit sub-facility, a swing line sub-facility and a multi-currency sub-facility. Borrowings denominated in United States dollars bore interest at a spread above the London Interbank Offered Rate (LIBOR) or a base rate derived from the prime rate. Foreign denominated borrowings bore interest at a spread above the LIBOR applicable to such currencies. Subject to customary conditions, we could have requested that the aggregate commitments under the Retired Facility be increased by up to $100.0 million, with total commitments not to exceed $250.0 million.
The 2013 Credit Facility required us to comply with certain financial covenants and limited the amount available for us to borrow based upon consolidated EBITDA, as defined, less the amount of outstanding debt and letters of credit, further subject to our Minimum Interest Coverage Ratio and Maximum Consolidated Leverage Ratio requirements, as more fully described in our Annual Report on Form 10-K for the year ended October 31, 2015.
Effective June 15, 2015, in conjunction with the acquisition of HLP, we borrowed $92.0 million, at a weighted average borrowing rate of 1.28%, under the 2013 Credit Facility and subsequently repaid $42.0 million prior to October 31, 2015. As of October 31, 2015, we had outstanding revolver borrowings of $49.5 million, net of unamortized deferred financing fees of $0.5 million, outstanding letters of credit of $5.9 million, and the remaining amount available to us for use under the 2013 Credit Facility was $86.6 million. Our borrowing rates under the 2013 Credit Facility were 3.50% and 1.45% for the swing-line sub facility and the revolver, respectively, at October 31, 2015.
On November 2, 2015, we refinanced and retired the 2013 Credit Facility by entering into a $310.0 million Term Loan Credit Agreement and a $100.0 million ABL Credit Agreement (collectively the “2015 Credit Facilities”) with Wells Fargo Bank, National Association, as Agent, and Bank of America, N.A. serving as Syndication Agent. The term loan portion of the 2015 Credit Facilities was to mature on November 2, 2022, and required quarterly principal payments equal to 0.25% of the aggregate borrowings. Interest was computed, at our election, based on a Base Rate plus applicable margin of 4.25%, or LIBOR plus applicable margin of 5.25% (with the stipulation that LIBOR could not be less than 1%). In the event of default, outstanding borrowings would accrue interest at the Default Rate, as defined, whereby the obligations will bear interest at a per annum rate equal to 2% above the total per annum rate otherwise applicable. The term loan provided for incremental term loan commitments for a minimum principal amount of $25.0 million, up to an aggregate amount of $50.0 million, to the extent that such borrowings did not cause the Consolidated Senior Secured Leverage Ratio to exceed 3.00 to 1.00. The term loan agreement permitted prepayment of the term loan of at least an aggregate amount of $5.0 million or any whole multiple of $1.0 million in excess thereof without penalty, except if such prepayment was made on or before November 2, 2016, we would pay a fee equal to 1% of such prepayment. The ABL portion of the 2015 Credit Facilities was to mature on November 2, 2020 with no stated principal repayment terms prior to maturity. Borrowing capacity and availability was determined based upon the dollar equivalent of certain working capital items including receivables and inventory, subject to eligibility as determined by Wells Fargo Bank, National Association, as Administrative Agent, up to the facility maximum of $100.0 million. Interest was computed, at our election, on a grid as the Base Rate plus an Applicable Margin, as defined in the agreement, or LIBOR plus an Applicable Margin.
In addition, the ABL portion of the 2015 Credit Facilities required payment of a commitment fee (unused line fee) ranging from 0.25 to 0.375 percentage points based on a percentage of the maximum revolver usage.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The 2015 Credit Facilities contained restrictive debt covenants which included financial covenants, restrictions on our ability to enter into certain business activities or to make payments, and required periodic reporting, including monthly borrowing base calculations pursuant to the ABL portion of the facility, as more fully described in our Annual Report on Form 10-K for the year ended October 31, 2015.
On July 29, 2016, we refinanced and retired the 2015 Credit Facilities and entered into a $450.0 million credit agreement comprised of a $150.0 million Term Loan A and a $300.0 million revolving credit facility (collectively, the “Credit Agreement”), with Wells Fargo Bank, National Association, as Agent, Swingline Lender and Issuing Lender, and Bank of America, N.A. serving as Syndication Agent. The Credit Agreement has a five-year term, maturing on July 29, 2021, and requires interest payments calculated, at our election and depending upon our Consolidated Leverage Ratio, at either a Base Rate plus an applicable margin or the LIBOR Rate plus an applicable margin. At the time of the initial borrowing, the applicable rate was LIBOR + 2.00%. In addition, we are subject to commitment fees for the unused portion of the Credit Agreement.
The applicable margin and commitment fees are outlined in the following table:

Pricing Level	Consolidated Leverage Ratio	Commitment Fee	LIBOR Rate Loans	Base Rate Loans
I	Less than or equal to 1.50 to 1.00	0.200%	1.50%	0.50%
II	Greater than 1.50 to 1.00, but less than or equal to 2.25 to 1.00	0.225%	1.75%	0.75%
III	Greater than 2.25 to 1.00, but less than or equal to 3.00 to 1.00	0.250%	2.00%	1.00%
IV	Greater than 3.00 to 1.00	0.300%	2.25%	1.25%
In the event of default, outstanding borrowings would accrue interest at the Default Rate, as defined, whereby the obligations will bear interest at a per annum rate equal to 2% above the total per annum rate otherwise applicable.
The term loan portion of the Credit Agreement requires quarterly principal payments on the last business day of each fiscal quarter in accordance with a stated repayment schedule. Required aggregate principal repayments totaled $7.5 million for the succeeding twelve-month period, and have been included in the accompanying condensed consolidated balance sheet under the caption “Current Maturities of Long-term Debt.” No stated principal payments are required under the revolving credit portion of the Credit Agreement, except upon maturity. If our Consolidated Leverage Ratio is less than 2.25 to 1.00, then we are required to make mandatory prepayments of “excess cash flow” as defined in the agreement.
The Credit Agreement provides for incremental term loan or revolving credit commitments for a minimum principal amount of $10.0 million, up to an aggregate amount of $150.0 million, subject to the lender's discretion to elect or decline the incremental increase. We can also borrow up to the lesser of $15.0 million or the revolving credit commitment, as defined, under a Swingline feature of the Credit Agreement. We are permitted to prepay the term loan under the Credit Agreement, without premium or penalty, in aggregate principal amounts of $1.0 million or whole multiples of $0.5 million in excess thereof.
The Credit Agreement contains a: (1) Consolidated Fixed Charge Coverage Ratio requirement whereby we must not permit the Consolidated Fixed Charge Coverage Ratio, as defined, to be less than 1.10 to 1.00, and (2) Consolidated Leverage Ratio requirement, as summarized by period in the following table:

Period	Maximum Ratio
Closing Date through January 30, 2017	3.50 to 1.00
January 31, 2017 through January 30, 2018	3.25 to 1.00
January 31, 2018 and thereafter	3.00 to 1.00
In addition to maintaining these financial covenants, the Credit Agreement also limits our ability to enter into certain business transactions, such as to incur indebtedness or liens, to acquire businesses or dispose of material assets, make restricted payments, pay dividends (limited to $10.0 million per year) and other transactions as further defined in the Credit Agreement. Substantially all of our domestic assets, with the exception of real property, are utilized as collateral for the Credit Agreement.
We utilized the funding from the Credit Agreement, along with additional funding of $16.4 million of cash on hand, to repay outstanding borrowings under the 2015 Credit Facilities of $309.2 million, to pay a 1% prepayment call premium under the Term Loan B portion thereof, to settle outstanding interest accrued under the prior facility, and to pay loan fees associated with the Credit

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Agreement which totaled $2.8 million. In addition to the 1% prepayment call premium fee, we expensed $8.1 million to write-off unamortized deferred financing fees and $5.5 million of unamortized original issuer’s discount associated with the 2015 Credit Facilities.
As of July 31, 2016, we had $300.0 million of borrowings outstanding under the Credit Agreement (reduced by unamortized debt issuance costs of $2.8 million), $5.9 million of outstanding letters of credit and $4.8 million outstanding under capital leases and other debt vehicles. We had $144.1 million available for use under the Credit Agreement at July 31, 2016. The borrowings outstanding as of July 31, 2016 under the Credit Agreement accrue interest at 2.5% per annum, and our weighted average borrowing rate for borrowings outstanding during the three and nine months ended July 31, 2016 was 5.97% and 6.10%, respectively, and 1.19% for each of the three and nine months ended July 31, 2015. We were in compliance with our debt covenants as of July 31, 2016.
On August 30, 2016, we repaid $15.0 million of revolver borrowings outstanding under the Credit Agreement.
Other Debt Instruments
We maintain certain capital lease obligations related to equipment purchases. In conjunction with the acquisition of HLP, we assumed additional capital lease obligations of approximately $7.7 million. These capital lease obligations relate to equipment purchases and accrue interest at an average rate of 5.3%, and extend through the year 2020. As of July 31, 2016, our obligations under the HLP capital leases total $4.4 million, of which $1.8 million is classified as the current portion of long-term debt and $2.6 million is classified as long-term debt on the accompanying unaudited condensed consolidated balance sheet.
6. Retirement Plans
Pension Plan
Our non-contributory, single employer defined benefit pension plan covers a majority of our employees in the United States excluding employees of recent acquisitions. Employees of acquired companies may be covered after a transitional period. The net periodic pension cost for this plan for the three- and nine-month periods ended July 31, 2016 and 2015 was as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2016	2015	2016	2015
	(In thousands)
Service cost	$928	$802	$2,784	$2,486
Interest cost	207	257	621	768
Expected return on plan assets	(404)	(443)	(1,213)	(1,347)
Amortization of net loss	96	40	288	118
Net periodic benefit cost	$827	$656	$2,480	$2,025
During 2015, we contributed approximately $2.8 million to fund our plan, and we expect to make a contribution to our plan in September 2016 of approximately $3.7 million.
Other Plans
We also have a supplemental benefit plan covering certain executive officers and a non-qualified deferred compensation plan covering members of the Board of Directors and certain key employees. As of July 31, 2016 and October 31, 2015, our liability under the supplemental benefit plan was approximately $2.4 million and $1.7 million, respectively, and the liability associated with the deferred compensation plan was approximately $3.7 million and $3.3 million, respectively. We record the current portion of liabilities under these plans under the caption "Accrued Liabilities," and the long-term portion under the caption "Other Liabilities" in the accompanying condensed consolidated balance sheets.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
A reconciliation of the activity related to our accrued warranty, including both the current and long-term portions (reported in accrued liabilities and other liabilities, respectively, on the accompanying condensed consolidated balance sheet) follows:

Nine Months Ended
July 31, 2016
(In thousands)
Beginning balance as of November 1, 2015	$535
Provision for warranty expense	188
Change in accrual for preexisting warranties	(193)
Warranty costs paid	(61)
Total accrued warranty as of the end of the period	$469
Less: Current portion of accrued warranty	303
Long-term portion of accrued warranty	$166
8. Income Taxes
To determine our income tax expense for interim periods, consistent with accounting standards, we apply the estimated annual effective income tax rate to year-to-date results. Our estimated annual effective tax rates from continuing operations for the nine months ended July 31, 2016 and 2015 were a benefit of 27.2% and an expense of 25.2%, respectively. The 2016 effective rate was impacted by an additional discrete benefit item for the R&D credit which was made permanent in December 2015. Excluding this item, the effective tax rate was 25.8%. The 2015 effective tax rate was impacted by a discrete benefit item resulting from the reassessment of our uncertain tax position related to the 2008 spin-off of Quanex from a predecessor company in January 2015. Excluding this discrete item, the 2015 effective tax rate was 35.7%. The difference in the effective rates between these periods reflects the foreign and U.S. tax rate differential, as the foreign tax rate is generally lower than the United States tax rate, and in 2016 a greater percentage of our taxable income is expected to be generated by the foreign operations.
The acquisition of Woodcraft in November 2015 established a net noncurrent deferred tax liability of $37.5 million primarily reflecting the book to tax basis difference in intangibles, fixed assets and inventory. The acquisition of Flamstead Holdings, Ltd. in June 2015 established a net noncurrent deferred tax liability of $14.5 million primarily reflecting the book to tax basis difference in intangibles, fixed assets and inventory.
As of July 31, 2016, our unrecognized tax benefit (UTB) relates to certain state tax items regarding the interpretation of tax laws and regulations. In January 2015, we reassessed our unrecognized tax benefit related to the 2008 spin-off of Quanex from a predecessor company and recognized the full benefit of the tax positions taken. This reduced the liability for uncertain tax positions by $4.0 million and increased deferred income taxes (non-current assets) by $6.8 million and resulted in a non-cash increase in retained earnings of $10.0 million, with an increase in income tax benefit of $0.8 million. At July 31, 2016, $0.5 million is recorded as a liability for uncertain tax positions. The disallowance of the UTB would not materially affect the annual effective tax rate.
Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. The final outcome of the future tax consequences of legal proceedings, if any, as well as the outcome of competent authority proceedings, changes in regulatory tax laws, or interpretation of those tax laws could impact our financial statements. We are subject to the effect of these matters occurring in various jurisdictions. We do not believe any of the UTB at July 31, 2016 will be recognized within the next twelve months.
We evaluate the likelihood of realization of our deferred tax assets by considering both positive and negative evidence. We believe there is no need for a valuation allowance of the federal net operating losses. We will continue to evaluate our position throughout the year. We maintain a valuation allowance for certain state net operating losses which totaled $1.1 million at July 31, 2016.
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
Spacer Migration
We were notified by certain customers through our German operation that the vapor barrier employed on certain spacer products manufactured prior to March 2014 may permit spacer migration in certain extreme circumstances. This product does not have a specific customer warranty, but we have received claims from customers related to this issue, which we continue to investigate. The balance of the accrual for this matter at October 31, 2015 was $1.1 million. The accrual balance increased to $1.2 million at July 31, 2016, reflecting net claim payments of $1.2 million, additional claims received of $1.2 million, and foreign currency benefits of less than $0.1 million. We cannot estimate any future liability with regard to unasserted claims. However, we have received new claims during fiscal 2016 which we continue to investigate. We evaluate this reserve at each balance sheet date. We will investigate any future claims, but we are not obligated to honor any future claims.
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
We have not designated any of our derivative contracts as hedges for accounting purposes in accordance with the provisions under the Accounting Standards Codification Topic 815 "Derivatives and Hedging" (ASC 815). Therefore, changes in the fair value of these contracts and the realized gains and losses are recorded in the condensed consolidated statements of income (loss) for the three- and nine-month periods ended July 31, 2016 and 2015 as follows (in thousands):

		Three Months Ended		Nine Months Ended
		July 31,		July 31,
Location of gains (losses):		2016	2015	2016	2015
Cost of sales	Aluminum derivatives	$14	$—	$14	$—
Other, net	Foreign currency derivatives	252	151	(180)	764
We have chosen not to offset any of our derivative instruments in accordance with the provisions of ASC 815. Therefore, the assets and liabilities are presented on a gross basis on our accompanying condensed consolidated balance sheets. Less than

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

$0.1 million of fair value related to foreign currency derivatives was included in prepaid and other current assets as of each period ended July 31, 2016 and October 31, 2015, and approximately $0.1 million of fair value related to foreign currency derivatives was included in accrued liabilities as of July 31, 2016.
The following table summarizes the notional amounts and fair value of outstanding derivative contracts at July 31, 2016 and October 31, 2015 (in thousands):

		Notional as indicated		Fair Value in $
		July 31, 2016	October 31, 2015	July 31, 2016	October 31, 2015
Foreign currency derivatives:
Sell EUR, buy USD	EUR	$6,856	$8,076	$(133)	$37
Sell CAD, buy USD	CAD	188	280	(2)	1
Sell GBP, buy USD	GBP	219	226	(2)	3
Buy EUR, sell USD	EUR	—	807	—	3
Buy EUR, sell GBP	EUR	106	2	1	—
For the classification in the fair value hierarchy, see Note 11, "Fair Value Measurement of Assets and Liabilities", included herewith. In addition, we have entered into a derivative contract to limit our exposure to changes in the value of aluminum, a commodity used in our screen products. Included in prepaid and other current assets as of July 31, 2016 was less than $0.1 million related to derivatives with a notional amount of approximately 0.8 million pounds.
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

•	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the assets and liabilities measured on a recurring basis based on the fair value hierarchy (in thousands):

	July 31, 2016				October 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Foreign currency derivatives	$—	$1	$—	$1	$—	$44	$—	$44
Aluminum derivatives	—	38	—	38	—	—	—	—
Total assets	$—	$39	$—	$39	$—	$44	$—	$44

Liabilities
Foreign currency derivatives	$—	$137	$—	$137	$—	$—	$—	$—
Contingent consideration	—	—	9,154	9,154	—	—	10,414	10,414
Total liabilities	$—	$137	$9,154	$9,291	$—	$—	$10,414	$10,414
All of our derivative contracts are valued using quoted market prices from brokers or exchanges and are classified within Level 2 of the fair value hierarchy. Contingent consideration associated with the HLP acquisition is included above as a Level 3 measurement (see Note 2, "Acquisitions").
We had approximately $2.4 million of certain land that was recorded at fair value on a non-recurring basis and classified as Level 3 as of July 31, 2016 and October 31, 2015. The fair value was based on broker opinions.
Carrying amounts reported on the balance sheet for cash, cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. Our outstanding debt is variable rate debt that re-prices frequently, thereby limiting our exposure to significant change in interest rate risk. As a result, the fair value of our debt instruments approximates carrying value at July 31, 2016, and October 31, 2015 (Level 3 measurement).
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of non-vested restricted stock awards activity during the nine months ended July 31, 2016 is presented below:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value per Share
Non-vested at October 31, 2015	293,000	$18.70
Granted	85,500	18.87
Cancelled	(9,800)	18.97
Vested	(102,000)	17.84
Non-vested at July 31, 2016	266,700	$19.07
The total weighted average grant-date fair value of restricted stock awards that vested during each of the nine-month periods ended July 31, 2016 and 2015 was $1.8 million. As of July 31, 2016, total unrecognized compensation cost related to unamortized restricted stock awards was $2.6 million. We expect to recognize this expense over the remaining weighted average vesting period of 1.9 years.
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
The following table provides a summary of assumptions used to estimate the fair value of our stock options issued during the nine-month periods ended July 31, 2016 and 2015.

	Nine Months Ended
	July 31,
	2016	2015
Weighted-average expected volatility	37.1%	47.7%
Weighted-average expected term (in years)	5.4	5.6
Risk-free interest rate	1.7%	1.6%
Expected dividend yield over expected term	1.0%	1.0%
Weighted average grant date fair value	$6.32	$8.40

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes our stock option activity for the nine months ended July 31, 2016:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000s)
Outstanding at October 31, 2015	2,352,188	$16.46
Granted	297,900	19.23
Exercised	(219,600)	15.44
Forfeited/Expired	(42,018)	19.78
Outstanding at July 31, 2016	2,388,470	$16.84	5.4	$7,918
Vested or expected to vest at July 31, 2016	2,379,504	$16.83	5.4	$7,908
Exercisable at July 31, 2016	1,980,263	$16.34	4.6	$7,588
Intrinsic value is the amount by which the market price of the common stock on the date of exercise exceeds the exercise price of the stock option. The total intrinsic value of stock options exercised during the nine months ended July 31, 2016 and 2015 was $1.0 million and $1.2 million. The weighted-average grant date fair value of stock options that vested during the nine months ended July 31, 2016 and 2015 was $1.9 million and $2.8 million, respectively. As of July 31, 2016, total unrecognized compensation cost related to stock options was $1.2 million. We expect to recognize this expense over the remaining weighted average vesting period of 1.6 years.
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
As of July 31, 2016, there were no non-vested restricted stock units. During the nine-month period ended July 31, 2015, we paid $1.7 million to settle certain restricted stock units.
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
In conjunction with the annual grants in December 2015, 2014 and 2013, we awarded 158,100, 137,400 and 155,800 performance shares, respectively. We also awarded 4,300 performance shares in January 2016. Depending on the achievement of the performance conditions, 0% to 200% of the awarded performance shares may ultimately vest. During the nine months ended July 31, 2016, 4,500 of the performance shares issued in December 2013, 3,900 of the performance shares issued in December 2014, and 9,100 of the performance shares issued in 2015 were forfeited. During 2015, 9,200 of the performance shares issued in December 2013 and 8,200 of the performance shares issued in December 2014 were forfeited. During 2014, 7,000 of the performance shares issued in December 2013 were forfeited. For the three- and nine-month periods ended July 31, 2016 and 2015, we have recorded $0.9 million and $2.5 million, respectively, and $0.4 million and $1.2 million, respectively, of compensation expense related to these performance share awards.
Performance share awards are not considered outstanding shares and do not have voting rights, although dividends are accrued over the performance period and will be payable in cash based upon the number of performance shares ultimately earned.
The performance shares are excluded from the diluted weighted-average shares used to calculate earnings per share until the performance criteria is probable to result in the issuance of contingent shares. As of July 31, 2016, we have deemed 67,550 shares related to the December 2013 grant of performance shares as probable to be issued. The value of the equivalent number of shares is expected to be paid in cash when settled, along with accrued dividends thereon.
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
We record treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Shares are generally issued from treasury stock at the time of grant of restricted stock awards, and upon the exercise of stock options and upon the issuance of performance shares. On the subsequent issuance of treasury shares, we record proceeds in excess of cost as an increase in additional paid in capital. A deficiency of such proceeds relative to costs would be applied to reduce paid-in-capital associated with prior issuances to the extent available, with the remainder recorded as a charge to retained earnings. We recorded a charge to retained earnings of $0.6 million during the nine months ended July 31, 2016.
The following table summarizes the treasury stock activity during the nine months ended July 31, 2016:

Nine Months Ended
July 31, 2016
Beginning balance as of November 1, 2015	3,647,103
Restricted stock awards granted	(85,500)
Stock options exercised	(219,600)
Balance at July 31, 2016	3,342,003

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. Other Income (Expense)
Other income (expense) included under the caption "Other, net" on the accompanying condensed consolidated statements of income (loss), consisted of the following for the three- and nine-month periods ended July 31, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2016	2015	2016	2015
	(In thousands)
Foreign currency transaction (losses) gains	$(2,491)	$341	$(3,699)	$(581)
Foreign currency derivative gains (losses)	252	151	(180)	764
Interest income	41	16	79	55
Other	(325)	58	(236)	62
Other (expense) income	$(2,523)	$566	$(4,036)	$300
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
With the acquisition of Woodcraft on November 2, 2015, we re-evaluated our reportable operating segment presentation and changed the presentation to have three reportable business segments: (1) North American Engineered Components segment (“NA Engineered Components”), comprised of four operating segments primarily focused on the fenestration market in North America including vinyl profiles, insulating glass (IG) spacers, screens & other fenestration components; (2) European Engineered Components segment (“EU Engineered Components”), comprised of our United Kingdom-based vinyl extrusion business, manufacturing vinyl profiles & conservatories, and the European insulating glass business manufacturing IG spacers; and (3) North American Cabinet Components segment (“NA Cabinet Components”), comprised solely of the North American cabinet door and components business acquired in November 2015. We continue to maintain what was previously called Corporate & Other, now called Unallocated Corporate & Other, but a portion of the general and administrative costs associated with the corporate office have been allocated to the reportable operating segments, based upon a relative measure of profitability in order to more accurately reflect each reportable operating segment's administrative cost. Certain costs were not allocated to the reportable operating segments, but remain in Unallocated Corporate & Other, including transaction expenses, stock-based compensation, long-term incentive awards based on the performance of our common stock and other factors, certain severance and legal costs not deemed to be allocable to all segments, depreciation of corporate assets, interest expense, other, net, income taxes and inter-segment eliminations. This treatment was applied to avoid an asymmetrical allocation amongst the operating segments for the comparative period due to the timing of acquisitions. The accounting policies of our operating segments are the same as those used to prepare the accompanying condensed consolidated financial statements. The following table summarizes corporate general and administrative expense allocated during the three and nine months ended July 31, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2016	2015	2016	2015
	(In thousands)
NA Engineered Components	$2,765	$2,228	$7,593	$7,025
EU Engineered Components	1,005	810	2,761	1,159
NA Cabinet Components	1,257	—	3,452	—
Unallocated Corporate & Other	—	1,013	—	4,588
Allocated general and administrative expense	$5,027	$4,051	$13,806	$12,772
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
Segment information for the three and nine months ended July 31, 2016 and 2015, and total assets as of July 31, 2016 and October 31, 2015 are summarized in the following table (in thousands):

	NA Eng. Comp.	EU Eng. Comp.	NA Cabinet Comp.	Unallocated Corp. & Other	Total
Three Months Ended July 31, 2016
Net sales	$150,462	$40,217	$58,826	$(1,420)	$248,085
Depreciation and amortization	7,063	2,340	3,435	135	12,973
Operating income (loss)	18,478	4,448	980	(3,976)	19,930
Capital expenditures	5,131	1,002	2,346	40	8,519
Three Months Ended July 31, 2015
Net sales	$153,508	$27,997	$—	$(1,299)	$180,206
Depreciation and amortization	7,141	1,171	—	190	8,502
Operating income (loss)	16,814	(332)	—	(6,654)	9,828
Capital expenditures	6,927	1,528	—	82	8,537
Nine Months Ended July 31, 2016
Net sales	$406,029	$110,250	$166,906	$(4,172)	$679,013
Depreciation and amortization	21,424	7,191	10,709	435	39,759
Operating income (loss)	33,785	8,991	115	(14,543)	28,348
Capital expenditures	15,226	4,904	5,688	120	25,938
Nine Months Ended July 31, 2015
Net sales	$402,249	$51,304	$—	$(3,484)	$450,069
Depreciation and amortization	21,690	1,983	—	868	24,541
Operating income (loss)	21,127	380	—	(13,605)	7,902
Capital expenditures	18,850	2,986	—	82	21,918
As of July 31, 2016
Total assets	$308,285	$204,586	$295,087	$13,536	$821,494
As of October 31, 2015
Total assets	$314,397	$231,261	$—	$20,592	$566,250

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables reconcile our segment presentation, as previously reported in our Quarterly Report on Form 10-Q for the three and nine months ended July 31, 2015, to the current presentation (in thousands):

Three months ended July 31, 2015	As Previously Reported	Reclassification	Current Presentation
Engineered Products
Net sales	$180,206	$(180,206)	$—
Depreciation and amortization	8,502	(8,502)	—
Operating income (loss)	9,828	(9,828)	—
Capital expenditures	$8,537	$(8,537)	$—
NA Engineered Components
Net sales	$—	$153,508	$153,508
Depreciation and amortization	—	7,141	7,141
Operating income (loss)	—	16,814	16,814
Capital expenditures	$—	$6,927	$6,927
EU Engineered Components
Net sales	$—	$27,997	$27,997
Depreciation and amortization	—	1,171	1,171
Operating income (loss)	—	(332)	(332)
Capital expenditures	$—	$1,528	$1,528
Unallocated Corporate & Other
Net sales	$—	$(1,299)	$(1,299)
Depreciation and amortization	—	190	190
Operating income (loss)	—	(6,654)	(6,654)
Capital expenditures	$—	$82	$82

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Nine months ended July 31, 2015	As Previously Reported	Reclassification	Current Presentation
Engineered Products
Net sales	$450,069	$(450,069)	$—
Depreciation and amortization	24,541	(24,541)	—
Operating income (loss)	7,902	(7,902)	—
Capital expenditures	$21,918	$(21,918)	$—
NA Engineered Components
Net sales	$—	$402,249	$402,249
Depreciation and amortization	—	21,690	21,690
Operating income (loss)	—	21,127	21,127
Capital expenditures	$—	$18,850	$18,850
EU Engineered Components
Net sales	$—	$51,304	$51,304
Depreciation and amortization	—	1,983	1,983
Operating income (loss)	—	380	380
Capital expenditures	$—	$2,986	$2,986
Unallocated Corporate & Other
Net sales	$—	$(3,484)	$(3,484)
Depreciation and amortization	—	868	868
Operating income (loss)	—	(13,605)	(13,605)
Capital expenditures	$—	$82	$82

The following table summarizes the change in the carrying amount of goodwill by segment for the nine months ended July 31, 2016 (in thousands):

	NA Eng. Comp.	EU Eng. Comp.	NA Cabinet Comp.	Unalloc. Corp. & Other	Total
Balance as of October 31, 2015	$51,314	$78,456	$—	$—	$129,770
Woodcraft acquisition	—	—	114,277	—	114,277
Other	—	(575)	—	—	(575)
Foreign currency translation adjustment	—	(8,950)	—	—	(8,950)
Balance as of July 31, 2016	$51,314	$68,931	$114,277	$—	$234,522
For further details of Goodwill, see Note 4, "Goodwill & Intangible Assets", located herewith.
We did not allocate non-operating expense or income tax expense to the reportable segments. The following table reconciles operating income (loss) as reported above to net (loss) income for the three and nine months ended July 31, 2016 and 2015:

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2016	2015	2016	2015
	(In thousands)
Operating income (loss)	$19,930	$9,828	$28,348	$7,902
Interest expense	(22,200)	(338)	(34,324)	(624)
Other, net	(2,523)	566	(4,036)	300
Income tax benefit (expense)	817	(3,585)	2,722	(1,907)
Net (loss) income from continuing operations	$(3,976)	$6,471	$(7,290)	$5,671
Product Sales
We produce a wide variety of products that are used in the fenestration industry, including: window and door systems design, engineering and fabrication; accessory trim profiles with real wood veneers and wood grain laminate finishes; window spacer systems; extruded vinyl products; metal fabrication; and astragals, thresholds and screens. In addition, we produce certain non-fenestration products, including kitchen and bath cabinet doors and components, flooring and trim moldings, solar edge tape, plastic decking, fencing, water retention barriers, conservatory roof components, and other products.
The following table summarizes our product sales for the three and nine months ended July 31, 2016 and 2015 into general groupings by segment to provide additional information to our shareholders.

	Three months ended		Nine Months Ended
	July 31,		July 31,
	2016	2015	2016	2015
	(In thousands)
NA Engineered Components:
United States - fenestration	$124,725	$129,337	$339,608	$334,234
International - fenestration	9,530	9,758	23,317	24,517
United States - non-fenestration	11,091	11,218	29,358	32,354
International - non-fenestration	5,116	3,195	13,746	11,144
	$150,462	$153,508	$406,029	$402,249
EU Engineered Components:
United States - fenestration	$159	$—	$285	$44
International - fenestration	35,547	25,979	98,744	49,242
International - non-fenestration	4,511	2,018	11,221	2,018
	$40,217	$27,997	$110,250	$51,304
NA Cabinet Components:
United States	$58,182	$—	$164,781	$—
International	644	—	2,125	—
	$58,826	$—	$166,906	$—
Unallocated Corporate & Other
Eliminations	$(1,420)	$(1,299)	$(4,172)	$(3,484)
	$(1,420)	$(1,299)	$(4,172)	$(3,484)
Net sales	$248,085	$180,206	$679,013	$450,069

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
Basic and diluted loss per share was $(0.12) and $(0.22) for the three and nine months ended July 31, 2016, respectively. The computation of diluted earnings per share excludes outstanding stock options and other common stock equivalents when their inclusion would be anti-dilutive. This is always the case when an entity incurs a net loss. During the three- and nine-month periods ended July 31, 2016, 334,760 shares and 291,938 shares of common stock equivalents, respectively, and 217,121 shares and 187,873 shares of restricted stock, respectively, were excluded from the computation of diluted earnings per share. In addition, 67,550 potentially dilutive contingent shares related to performance share awards for the three- and nine-month periods ended July 31, 2016 were excluded.
Basic and diluted earnings per share from continuing operations for the three- and nine-month periods ended July 31, 2015 were calculated as follows (in thousands, except per share data):

	Three Months Ended July 31, 2015
	Net Income from Continuing Operations	Weighted Average Shares	Per Share
Basic earnings per common share	$6,471	33,618	$0.20
Effect of dilutive securities:
Stock options	—	378
Restricted stock awards	—	146
Diluted earnings per common share	$6,471	34,142	$0.19

	Nine Months Ended July 31, 2015
	Net Income from Continuing Operations	Weighted Average Shares	Per Share
Basic earnings per common share	$5,671	34,111	$0.17
Effect of dilutive securities:
Stock options	—	389
Restricted stock awards	—	126
Diluted earnings per common share	$5,671	34,626	$0.17
For the three- and nine-month periods ended July 31, 2016, we had 795,972 and 932,972 common stock equivalents, respectively, and for the three- and nine-month periods ended July 31, 2015 we had 720,271 and 895,771 common stock equivalents that were potentially dilutive in future earnings per share calculations. Such dilution will be dependent on the excess of the market price of our stock over the exercise price and other components of the treasury stock method.
16. New Accounting Guidance Adopted
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendments require deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. We adopted ASU No. 2015-17 as of November 1, 2015 on a retrospective basis. As a result, our presentation of deferred taxes at July 31, 2016 and October 31, 2015 is consistent with this guidance, and therefore the October 31, 2015 presentation reflects a reclassification of current deferred income tax asset of $14.0 million and the noncurrent deferred income tax liability of $5.2 million as a noncurrent deferred income tax asset of $8.8 million.
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This amendment requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the treatment of debt discounts. We adopted ASU No. 2015-03 as of July 31, 2016 on a retrospective basis. As a result, our presentation of debt issuance

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

costs at July 31, 2016 and October 31, 2015 is consistent with this guidance, and therefore the October 31, 2015 presentation reflects a reclassification of $0.5 million of unamortized deferred financing fees from other assets to long term debt, resulting in other assets of $8.0 million and long-term debt of $54.5 million (see Note 5, "Debt and Capital Lease Obligations").

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
For information on additional factors that could cause actual results to differ materially, please refer to the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015, and “Part II. Item 1A. Risk Factors” included elsewhere within this Quarterly Report on Form 10Q.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes as of July 31, 2016, and for the three- and nine-month periods ended July 31, 2016 and 2015, included elsewhere herein. For additional information pertaining to our business, including risk factors which should be considered before investing in our common stock, refer to our Annual Report on Form 10-K for the fiscal year ended October 31, 2015, and “Part II. Item 1A. Risk Factors” included elsewhere within this Quarterly Report on Form 10-Q.
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
As of October 31, 2015, we had two reportable business segments: (1) Engineered Products segment, comprised of four operating segments focused on the fenestration market, primarily within North America, and (2) International Extrusion segment, comprised solely of a United Kingdom-based vinyl extrusion business acquired on June 15, 2015. In addition, we recorded corporate office charges, last-in, first-out ("LIFO") inventory adjustments and inter-segment eliminations as Corporate & Other. With the acquisition of a cabinet component business on November 2, 2015, we evaluated the composition of our reportable operating segments and changed the presentation of our reportable operating segments to reflect management’s current view and to align with management's basis to allocate resources.
We currently have three reportable business segments: (1) North American Engineered Components segment (“NA Engineered Components”), comprised of four operating segments primarily focused on the fenestration market in North America manufacturing vinyl profiles, IG spacers, screens & other fenestration components; (2) European Engineered Components segment (“EU Engineered Components”), comprised of our United Kingdom-based vinyl extrusion business, manufacturing vinyl profiles and conservatories, and the European insulating glass business manufacturing IG spacers; and (3) North American Cabinet Components segment (“NA Cabinet Components”), comprised solely of the North American cabinet door and components business acquired in November 2015. We continue to maintain the grouping previously called Corporate & Other, now called Unallocated Corporate & Other, but a portion of the general and administrative costs associated with the corporate office have been allocated to the reportable operating segments, based upon a relative measure of profitability in order to more accurately reflect each reportable operating segment's administrative costs. Certain costs were not allocated to the reportable operating segments, but remain in Unallocated Corporate & Other, including transaction expenses, stock-based compensation, long-term incentive awards based on the performance of our common stock and other factors, certain severance and legal costs not deemed to be allocable to all segments, depreciation of corporate assets, interest expense, other, net, income taxes and inter-segment eliminations. This treatment was applied to avoid an asymmetrical allocation amongst the operating segments for the comparative period due to the timing of acquisitions. The accounting policies of our operating segments are the same as those used to prepare our accompanying condensed consolidated financial statements. The following table summarizes corporate general and administrative expense allocated during the three and nine months ended July 31, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2016	2015	2016	2015
	(In thousands)
NA Engineered Components	$2,765	$2,228	$7,593	$7,025
EU Engineered Components	1,005	810	2,761	1,159
NA Cabinet Components	1,257	—	3,452	—
Unallocated Corporate & Other	—	1,013	—	4,588
Allocable general and administrative expense	$5,027	$4,051	$13,806	$12,772
Recent Transactions and Events
On November 2, 2015, we acquired Woodcraft, a manufacturer of cabinet doors and other components to OEMs in the kitchen and bathroom cabinet industry. We paid $245.9 million in cash, resulting in a preliminary estimate of goodwill totaling $114.3 million. On June 15, 2015, we acquired HLP, an extruder of vinyl lineal products and manufacturer of other plastic products incorporated and registered in England and Wales, for $131.7 million in cash, net of cash acquired, $7.7 million of debt assumed and contingent consideration of $10.3 million, resulting in goodwill of approximately $61.3 million. For additional details of these acquisitions, see Note 2, "Acquisitions," to the accompanying unaudited condensed consolidated financial statements contained elsewhere herein.
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
Market Overview and Outlook
We believe the primary drivers of our operating results continue to be North American new home construction and residential remodeling and replacement (R&R) activity. We believe that housing starts and window shipments are indicators of activity levels in the home building and window industries, and we use this data, as published by or derived from third-party sources, to evaluate the market. We have historically evaluated the domestic market using data from the National Association of Homebuilders (NAHB) with regard to housing starts, and published reports by Ducker Worldwide, LLC (Ducker), a consulting and research firm, with regard to window shipments. The NAHB has forecasted increases in calendar-year housing starts from 1.1 million units in 2015 to 1.2 million units in 2016, 1.3 million units in 2017, and 1.4 million units in 2018. These forecasts reflect increasing consumer confidence and a healthier economy, although the forecast for 2017 was tempered somewhat with potential increases in interest rates by the U.S. Federal Reserve, and some instability of markets in other countries. Ducker indicated that window shipments by calendar year are expected to increase from 47.6 million units in 2015 to 50.5 million units in 2016, 53.7 million units in 2017 and 55.2 million units in 2018, with new construction window shipments forecasted to continue to outpace the R&R window shipments. Although these forecasts indicate positive growth in the near-term, the rate of growth of window shipments for 2016 and 2017 has declined compared to estimates published earlier in 2016. Derived from reports published by Ducker, the overall growth in window shipments for the trailing twelve-month period ended June 30, 2016 was 4.5%. During this period, growth in new construction increased 8.8%, driven in part by an increase in multi-family housing, although there are recent indicators of a forecasted shift of some new construction growth to single-family homes, and growth in R&R activity increased 1.3%.
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
In July 2016, the United Kingdom voted to exit the European Union (commonly referred to as “Brexit”), which has impacted the valuation of the British pound sterling relative to other currencies used in our business, including our reporting currency, the United States dollar. Although we do not know the long-term effects of this change, there has not been a material effect on our results of operations to date. We continue to monitor our exposure to changes in exchange rates.
We are optimistic about our growth prospects in the near-term. We believe the recent acquisitions of HLP and Woodcraft diversify our product offerings and provide new avenues to grow our business, while we continue to focus on enhancing manufacturing efficiencies and customer service in order to provide a quality, value-added product to our North American fenestration customers.

Results of Operations
Three Months Ended July 31, 2016 Compared to Three Months Ended July 31, 2015

	Three Months Ended July 31,
	2016	2015	Change $	% Variance
	(Dollars in millions)
Net sales	$248.1	$180.2	$67.9	38%
Cost of sales (excluding depreciation and amortization)	186.6	136.9	49.7	(36)%
Selling, general and administrative	28.6	25.0	3.6	(14)%
Depreciation and amortization	13.0	8.5	4.5	(53)%
Operating income	$19.9	$9.8	$10.1	103%
Interest expense	(22.2)	(0.3)	(21.9)	(7,300)%
Other, net	(2.5)	0.5	(3.0)	600%
Income tax benefit (expense)	0.8	(3.6)	4.4	122%
(Loss) income from continuing operations	$(4.0)	$6.4	$(10.4)	(163)%
Income from discontinued operations, net of tax	—	0.5	(0.5)	(100)%
Net (loss) income	$(4.0)	$6.9	$(10.9)	(158)%

Our operating results include the contributions of HLP, acquired on June 15, 2015, and Woodcraft, acquired on November 2, 2015. Therefore, for the three months ended July 31, 2016, a full three-month contribution is included in the results, whereas for the three months ended July 31, 2015, HLP’s contribution is limited to the six-week period from June 15, 2016 to July 31, 2015, and no activity is included for Woodcraft. We experienced a decline in sales of approximately 3.4% for the three months ended July 31, 2016 compared to the same period in 2015, excluding these acquisitions and certain foreign and other results.
Our period-over-period results by reportable segment follow.

Changes Related to Operating Income (Loss) by Reportable Segment:
NA Engineered Components

	Three Months Ended July 31,
	2016	2015	$ Change	% Variance
	(Dollars in millions)
Net sales	$150.5	$153.5	$(3.0)	(2)%
Cost of sales (excluding depreciation and amortization)	109.5	114.7	(5.2)	5%
Selling, general and administrative	15.4	14.8	0.6	(4)%
Depreciation and amortization	7.1	7.2	(0.1)	1%
Operating income	$18.5	$16.8	$1.7	10%
Operating income margin	12%	11%
Net Sales. Net sales decreased $3.0 million, or 2%, for the three months ended July 31, 2016 compared to the same period in 2015. On a year-over-year basis, we experienced a $1.4 million decrease in sales attributable to volume, a decrease of $0.6 million in revenues associated with pricing and a decrease of $0.9 million related to reduced surcharges for commodities such as aluminum and oil for our butyl-based products, partially offset by an increase in surcharge revenue for resin used in our vinyl business. The overall decrease of revenue associated with these surcharges is significantly offset by decreases in the cost of the raw materials used in our manufacturing process, resulting in minimal impact on operating margins.
Cost of Sales. The cost of sales decreased $5.2 million, or 5%, when comparing the three months ended July 31, 2016 to the same period in 2015. Corresponding with the net sales discussion above, cost of sales was impacted by changes in sales volume and the resulting impact on product mix. In addition, margins improved year-over-year due to reduced material costs attributable to lower commodity prices and renegotiated supplier agreements, lower repair and maintenance costs and some labor efficiencies, partially offset by normal wage inflation, and higher workers’ compensation insurance costs and utilities.
Selling, General and Administrative. Our selling, general and administrative expenses increased $0.6 million, or 4% when comparing the three months ended July 31, 2016 to the same period in 2015. This increase was due to normal inflationary impacts on wages and benefit costs and higher incentive accruals based on operating results, partially offset by lower professional fees and a net gain on the sale of fixed assets of $0.2 million.

Depreciation and Amortization. Depreciation and amortization expense decreased $0.1 million, or 1% when comparing the three-month periods ended July 31, 2016 and 2015. The incremental depreciation and amortization expense associated with property, plant and equipment and intangible assets placed into service during the trailing twelve months ended July 31, 2016, was more than offset by the run-off of depreciation expense associated with existing assets and disposals during this period.

European Engineered Components

	Three Months Ended July 31,
	2016	2015	$ Change	Variance %
	(Dollars in millions)
Net sales	$40.2	$28.0	$12.2	44%
Cost of sales (excluding depreciation and amortization)	27.5	22.7	4.8	(21)%
Selling, general and administrative	5.9	4.5	1.4	(31)%
Depreciation and amortization	2.3	1.1	1.2	(109)%
Operating income (loss)	$4.5	$(0.3)	$4.8	1,600%
Operating income (loss) margin	11%	(1)%
Net Sales. Net sales increased $12.2 million, or 44%, primarily due to an additional $12.6 million contribution from HLP during the three months ended July 31, 2016 compared to the six-week period from June 15, 2015 to July 31, 2015. For the insulating glass spacer plants in the United Kingdom and Germany, sales increased $0.6 million associated with higher volume, but was more than offset by a decrease in revenue of $0.4 million related to price and a $0.6 million decrease related to the effect of changes in foreign exchange rates.
Cost of Sales. The cost of sales increased $4.8 million, or 21%, primarily due to a $5.2 million contribution from HLP during the three months ended July 31, 2016 compared to the six-week period from June 15, 2015 to July 31, 2015. The remaining decline in cost of goods sold of $0.4 million, or 2%, for the three months ended July 31, 2016 and 2015, related primarily to lower material costs in Germany, as a new mixing plant was installed in 2015, which eliminated the cost associated with processing by outside vendors.
Selling, General and Administrative. Our selling, general and administrative expense increased $1.4 million, of which $1.1 million of expense was attributable to additional expense provided by HLP during the three months ended July 31, 2016 compared to the six-week period from June 15, 2015 to July 31, 2015, with the remainder associated with the European insulating glass plants primarily attributable to normal inflationary impact on salaries.
Depreciation and Amortization. Depreciation and amortization expense increased $1.2 million, reflecting the $1.1 million contribution from HLP during the three months ended July 31, 2016 compared to the six-week period from June 15, 2015 to July 31, 2015. The incremental depreciation and amortization expense associated with property, plant and equipment placed into service during the trailing twelve months ended July 31, 2016, was offset by the run-off of depreciation expense associated with existing assets and disposals during this period.
NA Cabinet Components
The NA Cabinet Components reportable segment is comprised solely of Woodcraft, which was acquired on November 2, 2015, and allocated corporate costs. The results of operations of Woodcraft for the three months ended July 31, 2016 are summarized in the following table:

Three months ended
July 31, 2016
(Dollars in millions)
Net sales	$58.8
Cost of sales (excluding depreciation and amortization)	50.4
Selling, general and administrative	4.0
Depreciation and amortization	3.4
Operating income	$1.0
Operating income margin	2%

Unallocated Corporate & Other

	Three Months Ended July 31,
	2016	2015	$ Change	Variance %
	(Dollars in millions)
Net sales	$(1.4)	$(1.3)	$(0.1)	(8)%
Cost of sales (excluding depreciation and amortization)	(0.8)	(0.5)	(0.3)	(60)%
Selling, general and administrative	3.3	5.7	(2.4)	42%
Depreciation and amortization	0.2	0.2	—	—%
Operating loss	$(4.1)	$(6.7)	$2.6	39%
Net Sales. Net sales for Unallocated Corporate & Other represents the elimination of inter-segment sales for the three-month periods ended July 31, 2016 and 2015. The change between periods reflects the amount of inter-segment sales (between NA Engineered Components and EU Engineered Components).
Cost of Sales. Cost of sales for Unallocated Corporate & Other consists of the elimination of inter-segment sales, profit in inventory, LIFO reserve adjustments and other costs. For the three months ended July 31, 2016 and 2015, the change of $0.3 million was primarily related to the elimination of inter-segment sales and the profit in inventory elimination.
Selling, General and Administrative. Our selling, general and administrative expenses decreased $2.4 million for the three months ended July 31, 2016 compared to the same period in 2015, reflecting an increase in the amount of corporate expense allocated to the reportable operating segments of $1.0 million (based on the timing of the Woodcraft acquisition, as no expense was allocated related to NA Cabinet Components for the three months ended July 31, 2015). The results for the three months ended July 31, 2015 included transaction costs associated with the HLP acquisition which totaled $3.6 million, which did not recur during the three months ended July 31, 2016. Partially offsetting this decrease in expense was an increase in year-over-year stock-based compensation and long-term incentive accruals in 2016, as well as incremental severance and legal costs.
Depreciation and Amortization. Depreciation and amortization expense was consistent at $0.2 million for the three months ended July 31, 2016 compared to the same period in 2015. Relatively few new assets were placed in service at corporate during the trailing twelve months ended July 31, 2016.
Changes related to Non-Operating Items:
Interest Expense. Interest expense increased $21.9 million for the three months ended July 31, 2016 compared to the same period in 2015. Of this amount, $16.7 million was attributable to the write-off of unamortized deferred financing fees, original issuer’s discount and 1% prepayment penalty associated with the refinance and retirement of our Term Loan B and asset-based lending facilities on July 29, 2016. This retired facility was entered into on November 2, 2015 in conjunction with the acquisition of Woodcraft, under which we initially borrowed $320.5 million at variable interest rates. Our borrowings outstanding as of July 31, 2015 under a predecessor credit facility totaled $84.0 million. Under the Term Loan B and ABL facilities, we maintained a higher outstanding debt balance, paid higher interest rates and incurred commitment fees. Also contributing to the increase in interest expense year-over-year is the expense associated with finance leases assumed with the acquisition of HLP in June 2015. The interest expense incurred during the three months ended July 31, 2015 was significantly less due to the timing of the HLP acquisition.
Other, net. We recorded a loss of $2.5 million related to other, net for the three months ended July 31, 2016 compared to a gain of $0.5 million for the same period in 2015, primarily due to net foreign exchange transaction losses and gains.
Income Taxes. We recorded an income tax benefit of $0.8 million for the three months ended July 31, 2016, an effective rate of 17.0%, and income tax expense of $3.6 million for the three months ended July 31, 2015, an effective rate of 35.7%. The difference in the effective rates between these periods reflects the foreign and U.S. tax rate differential, as the foreign tax rate is generally lower than the United States tax rate, and in 2016 a greater percentage of our taxable income is expected to be generated by the foreign operations.
Income from Discontinued Operations, Net of Tax. During the three months ended July 31, 2015, we recorded a gain on involuntary conversion, net of tax, of $0.5 million associated with insurance proceeds received in connection with a fire experienced by a Nichols facility in 2013.

Nine Months Ended July 31, 2016 Compared to Nine Months Ended July 31, 2015

	Nine Months Ended July 31,
	2016	2015	Change $	% Variance
	(Dollars in millions)
Net sales	$679.0	$450.1	$228.9	51%
Cost of sales (excluding depreciation and amortization)	522.5	353.5	169.0	(48)%
Selling, general and administrative	88.4	64.2	24.2	(38)%
Depreciation and amortization	39.8	24.5	15.3	(62)%
Operating income	$28.3	$7.9	$20.4	258%
Interest expense	(34.3)	(0.6)	(33.7)	(5,617)%
Other, net	(4.0)	0.3	(4.3)	(1,433)%
Income tax benefit (expense)	2.7	(1.9)	4.6	242%
(Loss) income from continuing operations	$(7.3)	$5.7	$(13.0)	(228)%
Income from discontinued operations, net of tax	$—	$0.5	(0.5)	(100)%
Net (loss) income	$(7.3)	$6.2	$(13.5)	(218)%
Our operating results for the nine months ended July 31, 2016 include the contributions of HLP acquired on June 15, 2015, and Woodcraft, acquired on November 2, 2015. Our operating results for the nine months ended July 31, 2015 reflect the contribution of HLP for the six-week period from June 15, 2015 to July 31, 2015, and no contribution from Woodcraft. Our sales were flat year-over-year when comparing the nine months ended July 31, 2016 to the same period in 2015, excluding these acquisitions and certain foreign and other results.
Our period-over-period results by reportable segment follow.

Changes Related to Operating Income (Loss) by Reportable Segment:
NA Engineered Components

	Nine Months Ended July 31,
	2016	2015	$ Change	% Variance
	(Dollars in millions)
Net sales	$406.0	$402.2	$3.8	1%
Cost of sales (excluding depreciation and amortization)	304.5	315.0	(10.5)	3%
Selling, general and administrative	46.3	44.5	1.8	(4)%
Depreciation and amortization	21.4	21.6	(0.2)	1%
Operating income	$33.8	$21.1	$12.7	60%
Operating income margin	8%	5%
Net Sales. Net sales increased $3.8 million, or 1%, for the nine months ended July 31, 2016 compared to the same period in 2015. Our business was impacted in the prior year by lost volume in our vinyl profile business, as well as a decrease in revenue from oil surcharges year-over-year. On a year-over-year basis, we experienced a $10.2 million increase in sales attributable to higher volume, partially offset by a decrease of $1.4 million in revenues associated with pricing and a decline of $5.0 million associated with reduced surcharges for commodities used in our business, primarily oil. To a large extent, the increased volume at lower pricing was related to our vinyl extrusion business, as we had lost volume during the first quarter of 2015 with certain profiles for a large customer, and although this volume was replaced during the first nine months of 2016, the mix of earnings was at a lower average price. Our results continue to be impacted by reduced oil surcharges on our butyl-based products due to a dramatic decline in oil prices throughout 2015, remaining relatively low during the first half of 2016, but rebounding somewhat during the three months ended July 31, 2016, as well as reduced surcharges for other materials used in our business including aluminum and wood. The decrease of revenue associated with these surcharges is significantly offset by the decrease in the cost of the raw material used in our manufacturing process, resulting in minimal impact on operating margins.
Cost of Sales. The cost of sales decreased $10.5 million, or 3%, when comparing the nine months ended July 31, 2016 to the same period in 2015. Despite an increase in net sales for these periods, largely due to increased volume as discussed above, cost of sales decreased, as the effect of the volume increase was more than offset by the following: lower year-over-year repair and maintenance costs for our vinyl extrusion business; reduced material costs attributable to lower commodity prices and renegotiated supplier agreements; more favorable inventory turn; and reduced freight cost. Labor costs were relatively flat on higher volume, reflecting some labor efficiencies, partially offset by higher medical insurance costs.

Selling, General and Administrative. Our selling, general and administrative expenses increased $1.8 million, or 4% when comparing the nine months ended July 31, 2016 to the same period in 2015. This increase was largely due to higher incentive accruals based on earnings and normal salary inflation partially offset by a net gain on the sale of fixed assets of $0.7 million.

Depreciation and Amortization. Depreciation and amortization expense decreased $0.2 million, or 1% for the nine-month periods ended July 31, 2016 and 2015. The incremental depreciation and amortization expense associated with property, plant and equipment and intangible assets placed into service during the trailing twelve months ended July 31, 2016, was more than offset by the run-off of depreciation expense associated with existing assets and disposals during this period.

European Engineered Components

	Nine Months Ended July 31,
	2016	2015	$ Change	Variance %
	(Dollars in millions)
Net sales	$110.3	$51.3	$59.0	115%
Cost of sales (excluding depreciation and amortization)	76.7	40.2	36.5	(91)%
Selling, general and administrative	17.4	8.7	8.7	(100)%
Depreciation and amortization	7.2	2.0	5.2	(260)%
Operating income	$9.0	$0.4	$8.6	2,150%
Operating income margin	8%	1%
Net Sales. Net sales increased $59.0 million, or 115%, primarily due to an additional $59.4 million contribution from HLP in 2016 when compared with the contribution during the six-week period from June 15, 2015 to July 31, 2015. Sales for the British and German plants declined $0.3 million for the respective periods, as an increase in sales of $2.4 million associated with higher volume was more than offset by a decrease in sales of $1.0 million related to price and a decrease in sales of $1.7 million related to foreign exchange impact.
Cost of Sales. The cost of sales increased $36.5 million, or 91%, primarily due to an incremental $37.5 million contribution from HLP in 2016 when compared with the contribution during the six-week period from June 15, 2015 to July 31, 2015. Partially offsetting this increase in cost of sales was a decrease of $1.0 million for the British and German plants for the respective periods related to lower material costs in Germany, as a new mixing plant was installed in 2015, which eliminated the cost associated with processing by outside vendors. Otherwise, consistent with the revenue discussion, cost of sales was impacted by the increase in volume in the United Kingdom and Germany, but was offset by lower pricing and the effect of exchange rate changes.
Selling, General and Administrative. Our selling, general and administrative expense increased $8.7 million, reflecting an additional $6.4 million contribution from HLP in 2016 when compared with the contribution during the six-week period from June 15, 2015 to July 31, 2015, with an increase of $0.7 million at the insulating glass plants associated with labor inflation and other expenses, and an incremental corporate allocation of $1.6 million, reflecting a full nine-months allocation for 2016 compared to a six-week allocation for 2015.
Depreciation and Amortization. Depreciation and amortization expense increased $5.2 million, reflecting the $5.1 million additional contribution from HLP in 2016 when compared with the contribution during the six-week period from June 15, 2015 to July 31, 2015. The incremental depreciation and amortization expense associated with property, plant and equipment placed into service during the trailing twelve months ended July 31, 2016, was offset by the run-off of depreciation expense associated with existing assets and disposals during this period.
NA Cabinet Components
The NA Cabinet Components reportable segment is comprised solely of Woodcraft, which was acquired on November 2, 2015, and allocated corporate costs. The results of operations of Woodcraft for the period November 2, 2015 through July 31, 2016 are summarized in the following table (including corporate allocation of $3.5 million, and the effect of the step-up of inventory of $2.3 million, for which no margin was earned during the nine months ended July 31, 2016):

Nine months ended
July 31, 2016
(Dollars in millions)
Net sales	$166.9
Cost of sales (excluding depreciation and amortization)	143.7
Selling, general and administrative	12.3
Depreciation and amortization	10.8
Operating income	$0.1
Operating income margin	—%

Unallocated Corporate & Other

	Nine Months Ended July 31,
	2016	2015	$ Change	Variance %
	(Dollars in millions)
Net sales	$(4.2)	$(3.4)	$(0.8)	(24)%
Cost of sales (excluding depreciation and amortization)	(2.4)	(1.7)	(0.7)	(41)%
Selling, general and administrative	12.4	11.0	1.4	(13)%
Depreciation and amortization	0.4	0.9	(0.5)	56%
Operating loss	$(14.6)	$(13.6)	$(1.0)	(7)%
Net Sales. Net sales for Unallocated Corporate & Other represents the elimination of inter-segment sales for the nine-month periods ended July 31, 2016 and 2015. The change between periods reflects the amount of inter-segment sales (between NA Engineered Components and EU Engineered Components).
Cost of Sales. Cost of sales for Unallocated Corporate & Other consists of the elimination of inter-segment sales, profit in inventory, LIFO reserve adjustments and other costs. The change for the nine-month periods ended July 31, 2016 and 2015 of $0.7 million was primarily related to the elimination of inter-segment sales and the change in the profit in inventory elimination.
Selling, General and Administrative. Our selling, general and administrative expenses increased $1.4 million for the nine months ended July 31, 2016 compared to the same period in 2015. The amount of corporate expense allocated to the divisions for the respective periods was $5.6 million (based on the timing of the HLP and Woodcraft acquisitions, as expense related to HLP was only allocated for the six-week period from June 15, 2015 to July 31, 2015, and no expense was allocated related to Woodcraft for the nine-months ended July 31, 2015). Adjusting for the incremental allocation, selling, general and administrative expense increased $7.0 million when comparing the nine-month periods ended July 31, 2016 and 2015. Of this change, $1.1 million related to incremental transaction costs associated with acquisitions, $2.0 million related to other professional fees, $3.3 million related to stock-based compensation and long-term incentive accruals (primarily related to compensation expense recognized pursuant to performance share awards) and the remainder was largely attributable to severance costs.
Depreciation and Amortization. Depreciation and amortization expense decreased $0.5 million, or 56%, for the nine months ended July 31, 2016 compared to the same period in 2015, reflecting the run-off of depreciation during 2015 primarily related to computer software, hardware and licensing. Relatively few new assets were placed in service at corporate during the trailing twelve months ended July 31, 2016.
Changes related to Non-Operating Items:
Interest Expense. Interest expense increased $33.7 million for the nine months ended July 31, 2016 compared to the same period in 2015 due to an increase in borrowings outstanding and fees associated with the refinancing of our debt. In conjunction with the acquisition of Woodcraft on November 2, 2015, we entered into a credit facility which contained a Term Loan B facility and an asset-based lending facility, each at variable interest rates. We borrowed $320.5 million to acquire Woodcraft and to retire then-outstanding borrowings under a predecessor credit facility of $50.0 million. The new credit facilities had higher interest rates, required loan commitment fees and were issued at a discount (resulting in additional interest expense as the discount is accreted over the term of the facilities). On July 29, 2016, we refinanced and retired this debt with a new Term Loan A and revolving credit facility. We incurred a one-time charge of $16.7 million associated with this refinancing which included the write-off of unamortized deferred financing fees of $8.1 million, unamortized debt discount of $5.5 million and a prepayment call premium of $3.1 million. Also contributing to the increase in interest expense year-over-year is the expense associated with finance leases assumed with the acquisition of HLP in June 2015. The interest expense incurred during the nine months ended July 31, 2015 was significantly less due to the timing of debt incurred to acquire HLP in June 2015. Prior to the HLP acquisition, our debt outstanding was less than $1.0 million.
Other, net. The increase in other net expense of $4.3 million for the nine months ended July 31, 2016 compared to the same period in 2015 was primarily due to net foreign exchange transaction losses associated with an unhedged foreign currency position with regard to the borrowings to fund the HLP transaction, as well as net foreign exchange losses associated with our other foreign operations.

Income Taxes. We recorded an income tax benefit of $2.7 million for the nine months ended July 31, 2016, an effective rate of 27.2%, and an income tax expense of $1.9 million for the nine months ended July 31, 2015, which included a discrete benefit of $0.8 million associated with the reversal of a liability for the tax benefit associated with an uncertain tax position that stemmed from the 2008 spin-off of Quanex from a predecessor company. Excluding this discrete item, the effective tax rate would have been 35.7% for the nine months ended July 31, 2015. The difference in the effective rates between these periods reflects the foreign and U.S. tax rate differential, as the foreign tax rate is generally lower than the United States tax rate, and in 2016 a greater percentage of our taxable income is expected to be generated by the foreign operations.
Income from Discontinued Operations, Net of Tax. During the nine months ended July 31, 2015, we recorded a gain on involuntary conversion, net of tax, of $0.5 million associated with insurance proceeds received in connection with a fire experienced by a Nichols facility in November 2013.

Liquidity and Capital Resources
Overview
Historically, our principal sources of funds have been cash on hand, cash flow from operations, and borrowings under our credit facilities. As of October 31, 2015, we had $23.1 million of cash and cash equivalents and $86.6 million available under our then-existing credit facilities, reduced by outstanding letters of credit of $5.9 million, and $50.0 million of borrowings outstanding under our credit facilities. We also had $6.9 million outstanding under capital leases and other debt vehicles.
On November 2, 2015, we acquired Woodcraft for $245.9 million in cash, net of cash acquired, subject to a working capital true-up and including certain holdbacks with regard to potential indemnity claims, as more fully described in the accompanying notes to condensed consolidated financial statements (Note 2, “Acquisitions”).
In order to fund this acquisition, we entered into senior secured credit facilities of $410.0 million consisting of an asset-based lending (ABL) revolving credit facility of $100.0 million (for which the borrowing base is determined monthly) and a term loan facility of $310.0 million. On November 2, 2015, we borrowed $310.0 million under the term loan facility and $10.5 million under the ABL facility to fund the Woodcraft acquisition, to refinance and retire outstanding debt of $50.0 million under a predecessor credit facility and to pay fees associated with these borrowings. The proceeds were reduced by a debt discount of $6.2 million, which was being recognized on the effective interest method over the term of the facility. We recorded expense of $0.5 million in November 2015 to write off the unamortized deferred financing fees associated with the predecessor facility.
On July 29, 2016, we refinanced and retired our Term Loan B and ABL credit facilities and entered into a $450.0 million credit agreement comprised of a $150.0 million Term Loan A and a $300.0 million revolving credit facility (collectively, the “Credit Agreement”), under which we borrowed $150.0 million and $150.0 million, respectively. The proceeds from the Credit Agreement, along with additional funding of $16.4 million of cash on hand, were used to repay outstanding borrowings under the Term Loan B and ABL credit facilities of $309.2 million, to pay a 1% prepayment call premium under the Term Loan B facility, to settle outstanding interest accrued under the prior facility, and to pay loan fees which totaled $2.8 million. The Credit Agreement matures in 2021 (5-year term) and requires interest payments calculated, at our election and depending upon our Consolidated Leverage Ratio, at either a Base Rate plus an applicable margin (0.50% to 1.25%) or the LIBOR Rate plus an applicable margin (1.50% to 2.25%). At the time of the initial borrowing, the applicable rate was LIBOR + 2.00%. In addition to the Consolidated Leverage Ratio covenant, we are required to meet a Consolidated Fixed Charge Coverage Ratio covenant, and there are limitations on certain transactions including our ability to incur indebtedness, incur liens, dispose of material assets, acquire businesses, make restricted payments and pay dividends (limited to $10.0 million per year). We will amortize deferred financing fees of $2.8 million straight-line over the term of the facility.
In addition to the 1% prepayment call premium fee, we expensed $8.1 million to write-off unamortized deferred financing fees and $5.5 million of unamortized original issuer’s discount associated with the Term Loan B and ABL credit facilities. The weighted average interest rate of borrowings outstanding for the nine-month periods ended July 31, 2016 and 2015 was 6.10% and 1.19%, respectively. We were in compliance with our debt covenants as of July 31, 2016. We expect to realize annual cash interest savings of approximately $11.0 million as a result of the refinancing under the Credit Agreement. For additional details of the Credit Agreement, see "Item 1A. Risk Factors" included elsewhere within this Quarterly Report on Form 10-Q.
As of July 31, 2016, we had $32.2 million of cash and equivalents, $300.0 million outstanding under the Credit Agreement, $5.9 million of outstanding letters of credit and $4.8 million outstanding under capital leases and other debt vehicles. We had $144.1 million available for use under the Credit Agreement at July 31, 2016.

Analysis of Cash Flow
The following table summarizes our cash flow results for the nine months ended July 31, 2016 and 2015:

	Nine Months Ended
	July 31,
	2016	2015
	(In millions)
Cash provided by operating activities	$49.1	$27.5
Cash used for investing activities	$(270.9)	$(152.1)
Cash provided by financing activities	$229.6	$31.1
Operating Activities. Cash provided by operating activities for the nine-month period ended July 31, 2016 improved by approximately $21.6 million compared to the nine-month period ended July 31, 2015. A portion of this increase is attributable to the activities of HLP and Woodcraft, acquired in June 2015 and November 2015, respectively. Excluding these acquisitions, our cash receipts increased due to an increase in sales, year-over-year, and more timely collection of receivables. In addition, our inventory levels are down year-over-year, as we invested more in an inventory build in 2015 than in 2016 and we are managing our inventory levels more efficiently in 2016. Partially offsetting the favorable operating cash flow derived from these items is a cash outflow to service our debt. Working capital was $92.3 million, $70.0 million and $95.4 million at July 31, 2016, October 31, 2015 and July 31, 2015, respectively.
Investing Activities. Cash used for investing activities increased $118.8 million when comparing the nine months ended July 31, 2016 to the same period in 2015. Of the increase, $245.9 million was used to purchase Woodcraft on November 2, 2015, partially offset by $131.7 million which was used to purchase HLP on June 15, 2015 and an incremental $4.0 million invested in capital expenditures, largely associated with HLP and Woodcraft projects.
Financing Activities. Cash provided by financing activities was $229.6 million for the nine-month period ended July 31, 2016, primarily attributable to net borrowings under our credit facilities during 2016 totaling $243.8 million and $3.4 million of proceeds received from stock option exercises, partially offset by funds used to pay debt issuance costs of $11.8 million and to pay dividends to our shareholders totaling $4.1 million. For the nine months ended July 31, 2015, cash provided by financing activities was $31.1 million, primarily attributed to net credit facility borrowings of $84.0 million and $4.3 million of proceeds received from stock option exercises, partially offset by purchases of treasury stock totaling $52.7 million and dividends paid to our shareholders totaling $4.2 million.
Liquidity Requirements
Our strategy for deploying cash is to invest in organic growth opportunities, develop our infrastructure and make strategic acquisitions. Other uses of cash have included paying cash dividends to our shareholders, opportunistically repurchasing our common stock (to the extent authorized through an established program by our Board of Directors) and servicing our debt commitments. We have historically invested cash and cash equivalents in commercial paper with terms of three months or less. Our investments are diversified across multiple institutions that we believe are financially sound. To the extent we have excess cash which has not been applied to reduce our outstanding borrowings under our credit facilities, we intend to remain in commercial paper, highly rated money market funds, financial institutions and treasuries following a prudent investment philosophy. From time to time, to prepare for potential disruption in the money markets, we may temporarily move funds into operating bank accounts of highly-rated financial institutions to meet on-going operational liquidity requirements. We did not experience any material losses on our cash and marketable securities investments during the nine-month periods ended July 31, 2016 and 2015. We maintain cash balances in foreign countries which total $16.3 million as of July 31, 2016. We do not intend to repatriate earnings of our foreign subsidiaries. However, we capitalized HLP with funds on hand and borrowings under our prior credit facility. We anticipate that we will utilize cash flow from HLP to fund the operation in the United Kingdom, and to repay a note arrangement implemented as part of the capitalization of the acquisition.

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
For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended October 31, 2015. Our critical accounting policies and estimates have not changed materially during the nine months ended July 31, 2016.
New Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standards setting bodies that we adopt as of the specified effective date. Unless otherwise discussed, we believe the impact of any recently issued standards that are not yet effective are either not applicable to us at this time or will not have a material impact on our consolidated financial statements upon adoption. During the nine months ended July 31, 2016, we adopted Accounting Standards Update (ASU) No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes and ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. See Note 16, "New Accounting Guidance Adopted," to the accompanying unaudited condensed consolidated financial statements contained elsewhere herein, for further details.
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
In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing. This amendment is intended to clarify the identification of performance obligations and the licensing implementation guidance included within ASU No. 2014-09. We anticipate adopting ASU 2016-10 concurrently with ASU 2014-09 in fiscal 2019 and are currently evaluating the impact on our consolidated financial statements.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842): Amendments to the Accounting Standards Codification. These amendments replace current guidance and require the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. The amendments apply to any entity that enters into leasing arrangements. This guidance becomes effective for fiscal years beginning after December 15, 2018, and, therefore, we will adopt this pronouncement in fiscal 2020. We are currently evaluating the impact of this pronouncement on our consolidated financial statements.
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
Interest Rate Risk
Our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Based upon the balances of the variable rate debt at July 31, 2016, a hypothetical 1.0% increase or decrease in interest rates could result in approximately $3.0 million of additional pretax charges or credit to our operating results per year. This sensitivity is impacted by the amount of borrowings under our credit facilities, and amounts outstanding under finance leases at HLP.
Foreign Currency Rate Risk
Our international operations have exposure to foreign currency rate risks, primarily due to fluctuations in the Euro, the British pound sterling, the Mexican peso and the Canadian dollar. From time to time, we enter into foreign exchange contracts associated with our operations to manage a portion of the foreign currency rate risk.
The notional and fair market values of these positions at July 31, 2016 and October 31, 2015, were as follows (in thousands):

		Notional as indicated		Fair Value in $
		July 31, 2016	October 31, 2015	July 31, 2016	October 31, 2015
Foreign currency derivatives:
Sell EUR, buy USD	EUR	$6,856	$8,076	$(133)	$37
Sell CAD, buy USD	CAD	188	280	(2)	1
Sell GBP, buy USD	GBP	219	226	(2)	3
Buy EUR, sell USD	EUR	—	807	—	3
Buy EUR, sell GBP	EUR	106	2	1	—
At July 31, 2016 and October 31, 2015, we held foreign currency derivative contracts hedging cross-border intercompany and commercial activity for our insulating glass spacer business. Although these derivatives hedge our exposure to fluctuations in foreign currency rates, we do not apply hedge accounting and therefore, the change in the fair value of these foreign currency derivatives is recorded directly to other income and expense in the accompanying condensed consolidated statements of income (loss). To the extent the gain or loss on the derivative instrument offsets the gain or loss from the remeasurement of the underlying foreign currency balance, changes in exchange rates should have no effect. See Note 10, "Derivative Instruments," to the accompanying unaudited condensed consolidated financial statements contained elsewhere herein.
We currently have an unhedged foreign currency position associated with the debt borrowed to facilitate the HLP acquisition. We are evaluating our options with regard to hedging our exposure. For the three and nine months ended July 31, 2016, we recorded an unrealized loss of $2.2 million and an unrealized loss of $3.7 million, respectively, and for the period from June 16, 2015 through July 31, 2015, we recorded an unrealized gain of $0.6 million associated with this foreign currency exposure.
In addition, our functional currency in Mexico is the United States dollar. As such, changes in the value of the Mexican peso relative to the United States dollar will result in foreign currency gains and losses. We have recorded a loss of $0.2 million for the three months ended July 31, 2016, as well as for the period November 2, 2015 to July 31, 2016, related to this operation.
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
From time to time, in the normal course of business, we may enter into firm price sales commitments with customers in which aluminum is an integral fabrication input. In an effort to protect cost of sales from the effects of changing prices of aluminum, we enter into firm price raw material purchase commitments, which are designated as "normal purchases" under ASU Topic 815, "Derivatives and Hedging." As a result, firm price sales commitments are matched with firm price raw material purchase commitments so that changes in aluminum prices should have no effect. While we consider the derivative contracts to provide an economic hedge against changes in aluminum prices, the derivatives have not been designated as hedges in accordance with ASC 815 for accounting purposes. As such, any mark-to-market net gain or loss is recorded as a period cost with the offsetting amount reflected as an asset or liability on the balance sheet. As of July 31, 2016, we had a forward purchase contract with a notional amount of approximately 0.8 million pounds of aluminum with a fair value of less than $0.1 million. There were no such contracts utilized during the year ended October 31, 2015. For additional details, see Note 10, "Derivative Instruments," to the accompanying unaudited condensed consolidated financial statements contained elsewhere herein.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (1934 Act) as of July 31, 2016. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2016, the disclosure controls and procedures are effective.
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
Item 1A. Risk Factors
Company Risks
Our credit facility contains certain operational restrictions, reporting requirements, and financial covenants that limit the aggregate availability of funds.
Our credit facility is comprised of a revolving credit facility and a term loan, each of which contains certain financial covenants and other operating and reporting requirements that could present risk to our operating results or limit our ability to access capital for use in the business. For a full discussion of the various covenants and operating requirements imposed by our new credit facility and information related to the potential limitations on our ability to access capital, see Item 2, Management’s Discussion and Analysis of Financial Conditions and Results of Operations-Liquidity and Capital Resources, in this Quarterly Report on Form 10-Q and the Credit Agreement filed as Exhibit 10.1 to our Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 1, 2016.

Item 6. Exhibits
The exhibits required to be furnished pursuant to Item 6 are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANEX BUILDING PRODUCTS CORPORATION

Date:	September 7, 2016	/s/ Brent L. Korb
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

*3.2	Third Amended and Restated Bylaws of the Registrant dated as of March 4, 2016.**

4.1
Form of Registrant’s Common Stock certificate, filed as Exhibit 4.1 of Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (Reg. No. 001-33913) as filed with the Securities and Exchange Commission on February 14, 2008, and incorporated herein by reference.

4.2
Credit Agreement dated as of July 29, 2016, among the Company; certain of its subsidiaries as guarantors; Wells Fargo Bank, National Association, as administrative agent; Bank of America, N.A., as syndication agent; Wells Fargo Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated as joint lead arrangers; and the lenders party thereto, filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913) as filed with the Securities and Exchange Commission on August 1, 2016, and incorporated herein by reference.

10.1
Amended and Completely Restated Lease Agreement dated as of August 25, 2016, between Lauren Real Estate Holdings LLC and Quanex IG Systems, Inc., filed as Exhibit 10.1 of the Registrant's Current Report on Form 8-K (Reg. No. 001-33913) as filed with the Securities and Exchange Commission on August 26, 2016, and incorporated herein by reference.

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

* Filed herewith

** The Registrant's Third Amended and Restated Bylaws filed as Exhibit 3.2 of the Registrant's Current Report on Form 8-K on
March 7, 2016 contained a typographical error in Section 4.3. The Registrant is thus re-filing the Bylaws as an exhibit to this
Form 10-Q.
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