Form 10-K
period 2016-10-31
Quanex Building Products CORP
filed 2016-12-16
CIK 1423221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended October 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of April 30, 2016, computed by reference to the closing price for the Common Stock on the New York Stock Exchange, Inc. on that date, was $637,494,544. Such calculation assumes only the registrant’s officers and directors at such date were affiliates of the registrant.
At December 12, 2016 there were outstanding 34,202,837 shares of the registrant’s Common Stock, $0.01 par value.
 _______________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for its 2017 Annual Meeting of Stockholders to be filed with the Commission within 120 days of October 31, 2016 are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

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

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to the following:

•	changes in market conditions, particularly in the new home construction, and residential remodeling and replacement (R&R) activity markets in the United States, United Kingdom and Germany;

•	changes in non-pass-through raw material costs;

•	changes in domestic and international economic conditions;

•	changes in purchases by our principal customers;

•	fluctuations in foreign currency exchange rates;

•	our ability to maintain an effective system of internal controls;

•	our ability to successfully implement our internal operating plans and acquisition strategies;

•	our ability to successfully implement our plans with respect to information technology (IT) systems and processes;

•	our ability to control costs and increase profitability;

•	changes in environmental laws and regulations;

•	changes in warranty obligations;

•	changes in energy costs;

•	changes in tax laws, and interpretations thereof;

•	changes in interest rates;

•	our ability to service our debt facilities and remain in good standing with our lenders;

•	our ability to maintain good relationships with our suppliers, subcontractors, and key customers; and

•	the resolution of litigation and other legal proceedings.
Additional factors that could cause actual results to differ materially are discussed under "Item 1A. Risk Factors” included elsewhere in this Annual Report on Form 10-K.
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
Since the spin-off in 2008, we have evolved our business by making investments in organic growth initiatives and taking a disciplined approach to new business and strategic acquisition opportunities, while disposing of non-core businesses.
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

•
in December 2012, we acquired substantially all of the assets of Alumco Inc. and its subsidiaries (Alumco), an aluminum screen manufacturer, which allowed us to expand the scope of our fenestration business to include screens for vinyl window and door manufacturers and to expand our geographic reach throughout the United States;

•
in April 2014, we sold our interest in a limited liability company which held the net assets of our Nichols Aluminum business (Nichols), to Aleris International, Inc. (Aleris), a privately held company which provides aluminum rolled products and extrusions, aluminum recycling and specification aluminum alloy production;

•
in June 2015, we acquired the outstanding ownership shares of Flamstead Holdings Limited, an extruder of vinyl lineal products and manufacturer of other plastic products incorporated and registered in England and Wales. Following a pre-sale reorganization and purchase, Flamstead Holdings Limited owned 100% of the ownership shares of the following subsidiaries: HL Plastics Limited, Vintage Windows Limited, Wegoma Machinery Sales Limited (renamed in 2016 as Avantek Machinery Company), and Liniar Limited (collectively referred to as “HLP”), each registered in England and Wales. This acquisition expanded our vinyl extrusion product offerings and expanded our international presence in the global fenestration business;

•
in November 2015, we completed the merger of QWMS, Inc., a Delaware corporation which was a newly-formed and wholly-owned Quanex subsidiary, and WII Holding, Inc. (WII), a Delaware corporation. Upon satisfaction or waiver of conditions set forth in the merger agreement, QWMS, Inc. merged with and into WII, and WII became our wholly-owned subsidiary, and, as a result, we acquired all the subsidiaries of WII (referred to collectively as Woodcraft). Woodcraft is a manufacturer of cabinet doors and other components for OEMs in the kitchen and bathroom cabinet industry, operating various plants in the United States and Mexico; and

•
In October 2016, we committed to a restructuring plan that includes the closure of two vinyl-extrusion plants in the United States and our kitchen and bathroom cabinet door plant in Guadalajara, Mexico.

As of October 31, 2016, we operated 41 manufacturing facilities located in 18 states in the United States, five facilities in the United Kingdom, one in Germany, and another in Mexico. These facilities feature efficient plant design and flexible manufacturing processes, enabling us to produce a wide variety of custom engineered products and components primarily focused on the window and door segment of the residential building products markets. We are able to maintain minimal levels of finished goods inventories at most locations because we typically manufacture products upon order to customer specifications. We believe the primary drivers of our operating results are new home construction and residential remodeling and replacement activity in the markets we serve.
Our Industry
Our business is largely North American based and dependent upon the spending and growth activity levels of our customers which include national and regional residential window, door and cabinet manufacturers. With the HLP acquisition in June 2015, we expanded our international presence to include a platform from which to sell vinyl extruded lineals for house systems to smaller customers primarily in the United Kingdom.
We use data related to housing starts and window shipments in the United States and United Kingdom, as published by or derived from third-party sources, to evaluate the fenestration market in these countries. We also use data related to cabinet demand in the United States to evaluate the residential cabinet market.
The following table presents calendar-year annual and quarterly housing starts information, as published by the United States Census Bureau based on data collected from the National Association of Home Builders (NAHB), (units in thousands):

	Single-family Units		Multi-family Units		Manufactured Units
Period	Units	% Change	Units	% Change	Units	% Change	Total Units
Annual Data
2010	471	N/A	116	N/A	50	N/A	637
2011	434	(8)%	178	53%	51	2%	663
2012	537	24%	247	39%	55	8%	839
2013	620	15%	308	25%	60	9%	988
2014	647	4%	355	15%	64	7%	1,066
2015	713	10%	395	11%	71	11%	1,179
Annual Data - Forecast
2016	773	8%	369	(7)%	75	6%	1,217
2017	873	13%	385	4%	73	(3)%	1,331
2018	992	14%	373	(3)%	83	14%	1,448

The following table presents calendar-year annual and quarterly window shipments information, derived from reports published by Ducker Worldwide LLC, a consulting and research firm, (units in thousands):

	New Construction						Remodeling & Replacement
Period	Wood	Aluminum	Vinyl	Fiberglass	Other	Total	Wood	Aluminum	Vinyl	Fiberglass	Other	Total
Annual Data
2010	2,778	1,746	6,729	526	167	11,946	6,139	1,012	21,079	840	573	29,643
2011	2,601	1,820	6,623	514	182	11,740	5,071	717	19,086	730	516	26,120
2012	2,736	2,516	8,625	592	237	14,706	4,566	696	18,902	657	594	25,415
2013	2,989	3,077	10,585	668	264	17,583	4,739	658	19,588	685	658	26,328
2014	3,108	3,471	11,651	728	291	19,249	4,697	718	19,972	698	677	26,762
2015	2,909	3,467	12,915	793	358	20,442	4,324	562	20,742	766	740	27,134

The following table presents calendar-year annual housing starts information in the United Kingdom, derived from reports published by D&G Consulting, a consulting and research firm, (units in thousands):

Housing Construction
	Private Housing		Public Housing
Period	Annual	% Change	Actual	% Change
Actual Data
2010	100	N/A	30	N/A
2011	100	—%	34	13%
2012	104	4%	32	(6)%
2013	102	(2)%	32	—%
2014	110	8%	29	(9)%
2015	139	26%	36	24%
Forecast Data
2016	143	3%	33	(8)%
2017	153	7%	27	(18)%
2018	156	2%	28	4%
According to Freedonia Group, a consulting and research firm, total United States residential cabinet demand is expected to increase 6.9% annually from 2014 to 2019.
We have noted the following trends which we believe affect our industry:

•
the number of housing starts and window shipments in the United States has increased in recent years following a dramatic decline from 2007 through 2011. The NAHB expects this trend to continue for the next several years, which should result in higher demand for our fenestration and kitchen and bathroom cabinet door products;

•
the recent growth in the housing market has been predominately in new construction which has outpaced the growth in the residential remodeling and replacement sector; growth in the residential remodeling and replacement sector has been stagnated by uncertainty in the economy and the job market;

•
the recovery of the housing market has been slowed due to predominant growth of multi-family homes compared to mid- and higher priced single family homes; the current growth in single-family homes has seen the share of the large tract builders increase and the smaller custom builders decrease; and multi-family and tract homes typically employ fewer, lower cost, and less energy efficient windows and lower cost kitchen and bathroom cabinets;

•
programs in the United States such as Energy Star have improved customer awareness of the technological advances in window and door energy-efficiency, but the government has been reluctant to enforce stricter energy standards;

•
foreign currency rates in the United Kingdom and other European nations have changed significantly relative to the United States Dollar due in part to the referendum relating to a potential exit of the United Kingdom from the European Union during June 2016;

•
commodity prices have fluctuated in recent years, and to the extent we cannot pass this cost to our customers, this impacts cost of critical materials used in our manufacturing processes such as resin, which affects margins related to our vinyl extrusion products; oil products such as butyl, which affects our insulating glass products; and aluminum and wood products used by our other businesses; and

•	higher energy efficiency standards in Europe should favorably impact sales of our insulating glass spacer products in the short- to mid-term.
Strategy
Our vision is to be the preferred supplier to our customers in each market we serve. Our strategy to achieve this vision includes the following:

•
focus on organic growth with our current customer base and expand our market share with national and regional customers by providing: (1) a quality product; (2) a high level of customer service; (3) product choices at different price points; and (4) new products or enhancements to existing product offerings. These enhancements may include higher thermal efficiency, enhanced functionality, improved weatherability, better appearance and best-in-class quality for our fenestration and cabinet door products;

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

•
pursue targeted business acquisitions that allow us to expand our existing footprint, enhance our existing product offerings, acquire complementary technology, enhance our leadership position within the markets we serve, and expand into adjacent markets or service lines; and

•	exit unprofitable service lines.
Business Segments
We currently have three reportable business segments: (1) North American Engineered Components segment (“NA Engineered Components”), comprised of four operating segments primarily focused on the fenestration market in North America manufacturing vinyl profiles, insulating glass ("IG") spacers, screens & other fenestration components; (2) European Engineered Components segment (“EU Engineered Components”), comprised of our United Kingdom-based vinyl extrusion business, manufacturing vinyl profiles and conservatories, and the European insulating glass business manufacturing IG spacers; and (3) North American Cabinet Components segment (“NA Cabinet Components”), comprised solely of the North American cabinet door and components business acquired in November 2015. We continue to maintain the grouping previously called Corporate & Other, now called Unallocated Corporate & Other, but a portion of the general and administrative costs associated with the corporate office have been allocated to the reportable operating segments, based upon a relative measure of profitability in order to more accurately reflect each reportable operating segment's administrative costs. Certain costs were not allocated to the business segments, but remain in Unallocated Corporate & Other, including transaction expenses, stock-based compensation, long-term incentive awards based on the performance of our common stock and other factors, certain severance and legal costs not deemed to be allocable to all segments, depreciation of corporate assets, interest expense, other, net, income taxes and inter-segment eliminations. This treatment was applied to avoid an asymmetrical allocation amongst the reportable operating segments for the comparative period due to the timing of acquisitions. Prior to November 2, 2015, we had two reportable business segments: (1) Engineered Products, comprised of our four operating segments focused primarily on North American fenestration, and (2) International Extrusion, comprised solely of HLP acquired on June 15, 2015. In addition, we recorded LIFO inventory adjustments, corporate office charges and inter-segment eliminations as Corporate & Other. Prior to April 1, 2014, we presented two reportable segments: (1) Engineered Products, and (2) Aluminum Sheet Products as well as corporate and other. On April 1, 2014, we sold Nichols, the sole operating segment included in our Aluminum Sheet Products reportable segment, leaving one reportable segment. To account for Nichols as a discontinued operation, we reclassified certain costs from Corporate & Other to Nichols, including a portion of the LIFO reserve, as well as insurance accruals related to workers compensation claims, to properly reflect these direct expenses as a component of the disposal group. The accounting policies of our operating segments are the same as those used to prepare our accompanying consolidated financial statements. Financial information specific to each segment is located in Note 18, "Segment Information" of the accompanying financial statements in this Annual Report on Form 10-K.
Our Strengths
We believe our strengths include design expertise, new technology development capability, customer service, just-in-time delivery systems, high quality manufacturing, the ability to generate unique patented products and participation in industry and governmental advocacy.
Raw Materials and Supplies
We purchase a diverse range of raw materials, which include PVC, epoxy resin, butyl, titanium dioxide (TiO2) desiccant powder, silicone and EPDM rubber compounds, coated and uncoated aluminum sheet and wood (both hardwood and softwood).  These raw materials are generally available from several suppliers at market prices. We may enter into sole sourcing arrangements with our suppliers from time to time if we believe we can realize beneficial savings, but only after we have determined that the vendor can reliably supply our raw material requirements. These sole sourcing arrangements generally have termination clauses to protect us if a sole sourced vendor could not provide raw materials timely and on economically feasible terms. We believe there are other qualified suppliers from which we could purchase raw materials and supplies.

Competition
Our products are sold under highly competitive conditions. We compete with a number of companies, some of which have greater financial resources than us. We believe the primary competitive factors in the markets we serve include price, product quality, delivery and the ability to manufacture to customer specifications. The volume of engineered building products that we manufacture represents a small percentage of annual domestic consumption. Similarly, our subsidiaries in the United Kingdom compete against some larger vinyl producers and smaller window manufacturers. For our kitchen and bathroom cabinet door business, we believe we are the largest supplier to OEMs in the United States, but we compete with other national and regional businesses, including OEMs who are vertically integrated.
We compete against a range of small and mid-size metal, vinyl and wood products suppliers, wood molding companies, and the in-house operations of customers who have vertically integrated fenestration operations. We also compete against IG spacer manufacturing firms. IG systems are used in numerous end markets including residential housing, commercial construction, appliances and transportation vehicles, but we primarily serve the residential housing market. Competition is largely based on regional presence, custom engineering, product development, quality, service and price. Primary competitors include, but are not limited to, Veka, Deceuninck, Energi, Vision Extrusions, GED Integrated Solutions, Technoform, Swiss Spacer, Thermix, Rite Screen, Allmetal, and Endura. Competitors in the vinyl extrusion business in the United Kingdom include Epwin, Veka, Synseal, Eurocell and others. Primary competitors in the cabinet door business in the United States include Conestoga, Decore-ative Specialties, Northern Contours and others.
Sales, Marketing, and Distribution
We sell our products to customers in various countries. Therefore, we have sales representatives whose territories essentially cover the United States, Canada, Europe, and to a lesser extent, the Middle East, Latin and South America, Australia and Asia. Our sales force is tasked with selling and marketing our complete range of components, products and systems to national and regional OEMs through a direct sales force in North America and Europe, supplemented with the limited use of distributors and independent sales agents.
Customers
Certain of our businesses or product lines are largely dependent on a relatively few large customers. See Note 1, "Nature of Operations, Basis of Presentation and Significant Accounting Policies - Concentration of Credit Risk and Allowance for Doubtful Accounts," of the accompanying financial statements in this Annual Report on Form 10-K for related disclosure.
Sales Backlog
Given the short lead times involved in our business, we have a relatively low backlog, approximately $25 million as of October 31, 2016. The criteria for revenue recognition has not been met with regard to sales backlog, and therefore, we have not recorded revenue or deferred revenue pursuant to these sales orders.  If these sales orders result in a sale, we will record revenue during fiscal 2017 in accordance with our revenue recognition accounting policy.
Seasonal Nature of Business
Our business is impacted by seasonality. We have historically experienced lower sales for our products during the first half of our fiscal year as winter weather reduces homebuilding and home improvement activity. Our operating income tends to decline during this period of lower sales because a higher percentage of our operating expenses are fixed overhead. We typically experience more favorable results in the third and fourth quarters of the fiscal year. Our exposure to seasonality was somewhat tempered with the entry into the kitchen and bathroom cabinet door industry, which is focused "inside the house" and less susceptible to inclement weather. Expenses for labor and other costs are generally semi-variable throughout the year.
Working Capital
We fund operations through a combination of available cash and cash equivalents, cash flow generated from our operations, and borrowings from our revolving credit facility. We extend credit to our domestic customers in the ordinary course of business generally for a term of 30 days, while the terms for our international customers vary from cash advances to 90 days. Inventories of raw materials are carried in quantities deemed necessary to ensure a smooth production process, some of which are governed by consignment agreements with suppliers. We strive to maintain minimal finished goods inventories, while ensuring an adequate supply on hand to service customer needs.

Service Marks, Trademarks, Trade Names, and Patents
Our federally registered trademarks or service marks include QUANEX, QUANEX and design, "Q" design, TRUSEAL TECHNOLOGIES, DURASEAL, DURALITE, SOLARGAIN EDGE TAPE, ENVIROSEALED WINDOWS, EDGETHERM, COLONIAL CRAFT, EDGETECH, ECOBLEND, SUPER SPACER, TSS, TRUE WARM, E & Design, QUIET EDGE, HEALTH SMART WINDOWS, ENERGY WISE WINDOWS, DESI-ROPE, 360 and design, INTELLICLIP, SUSTAINAVIEW, MIKRON, MIKRONWOOD, MIKRONBLEND, MIKRON BLEND and design, ENERGYCORE, FUSION INSULATED SYSTEM, AIRCELL, SUPERCOAT, SUPERCAP, STYLELOCK, STYLELOCK and design, K2 MIKRON and design, HOMESHIELD, HOMESHIELD and design, STORM SEAL, and TENON. We consider the following marks, design marks and associated trade names to be valuable in the conduct of our business: HOMESHIELD, COLONIAL CRAFT, TRUSEAL TECHNOLOGIES, EDGETECH, MIKRON, WOODCRAFT and QUANEX. With the acquisition of HLP in June 2015, we acquired a number of registered designs, patents and trademarks registered in the United Kingdom, which include: MODLOK, LINIAR, SUPERCUT, and various other trademarks and patents which are pending approval. Generally, our business does not depend on patent protection, but patents obtained with regard to our vinyl extrusion products and processes, fabricated metal components and IG spacer products business remain a valuable competitive advantage over other building products manufacturers. We obtain patent protection for various dies and other tooling created in connection with the production of customer-specific vinyl profile designs and vinyl extrusions. Our fabricated metal components business obtains patent protection for its thresholds. Our window sealant business unit relies on patents to protect the design of several of its window spacer products. Although we hold numerous patents, the proprietary process technology that has been developed is also considered a source of competitive advantage.
Research and Development
In general, we expense research and development costs as incurred. We devote time, effort and expense to: (1) custom- engineer products for specific customer applications; (2) develop superior, proprietary process technology; and (3) partner with customers to develop new products. In addition, we may acquire businesses with patented technology in order to expand our product offerings. We partner with several universities to help fund new product applications which may benefit our business.
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
Environmental Compliance Costs
From time to time, we incur routine expenses and capital expenditures associated with compliance with existing environmental regulations, including control of air emissions and water discharges, and plant decommissioning costs. We have not incurred any material expenses or capital expenditures related to environmental matters during the past three fiscal years, and do not expect to incur a material amount of such costs in fiscal 2017. While we will continue to have future expenditures related to environmental matters, any such amounts are impossible to reasonably estimate at this time. Based upon our experience to date, we do not believe that our compliance with environmental requirements will have a material adverse effect on our operations, financial condition or cash flows.
Employees
As of October 31, 2016, we had 4,138 employees. Of these employees, 3,540 were domiciled in the United States, 519 in the United Kingdom, 65 in Germany, and 14 in Mexico.
Geographic Information
Our manufacturing facilities and all long-lived assets are located in the United States, United Kingdom, Germany and Mexico. Financial information specific to each geographic area is located in Note 18, "Segment Information," located elsewhere in this Annual Report on Form 10-K.
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
We evaluate our goodwill and indefinite-lived intangible assets at least annually to determine whether we must test for impairment. In making this assessment, we must use judgment to make estimates of future operating results and appropriate residual values. Actual future operating results and residual values associated with our operations could differ significantly from these estimates, which may result in an impairment charge in a future period, resulting in a decrease in net income from operations in the year of the impairment, as well as a decline in our recorded net worth. We recorded a goodwill impairment charge in 2016 and could record future impairment charges.
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
Our international operations require us to comply with a number of United States and international regulations, including the Foreign Corrupt Practices Act (FCPA) and the United Kingdom Bribery Act 2010. While we have implemented appropriate training and compliance programs to prevent violations of these anti-bribery regulations, we cannot ensure that our policies, procedures and programs will always protect us from reckless or criminal acts committed by our employees or agents. Allegations of violations of applicable anti-corruption laws, may result in internal, independent, or government investigations, and violations of anti-corruption laws may result in severe criminal or civil sanctions or other liabilities which could have a material adverse effect on our business, consolidated results of operations and financial condition.
Because we have operations located within the United Kingdom (UK), our business and financial results may suffer as the UK works to implement its exit from the European Union (EU), resulting primarily from (a) continued depression in the value of the British Pound Sterling as compared to the United States Dollar; and (b) potential price increases for supplies purchased by our UK businesses from companies located in the EU or elsewhere.
Following the UK’s vote to leave the EU, the value of the British Pound Sterling immediately declined and has since remained at historically low levels. If the value of the British Pound Sterling remains at current levels, the resulting unfavorable exchange rate may negatively affect the value of our operations and businesses located in the UK, as translated to our reporting currency, the United States Dollar, in accordance with US GAAP, which may reduce the revenue and earnings we report . For more information with respect to Exchange Rate risk applicable to us, please see Part 2 Item 7A. "Market Risk Disclosures" elsewhere in this Annual Report on Form 10-K. Continued weakness in the British Pound Sterling may also result in the imposition of a price increase by EU-based suppliers to our UK businesses, as those suppliers seek to compensate for the diminished value of the British Pound Sterling as compared to the European Euro.

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
Company Risks
Our business will suffer if we are unable to adequately address potential supplier or customer pricing pressures, particularly with respect to OEMs that have significant pricing leverage over suppliers.
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
Our credit facility is comprised of a revolving credit facility and a term loan, each of which contains certain financial covenants and other operating and reporting requirements that could present risk to our operating results or limit our ability to access capital for use in the business. For a full discussion of the various covenants and operating requirements imposed by our credit facility and information related to the potential limitations on our ability to access capital, see Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations-Liquidity and Capital Resources, in this Annual Report on Form 10-K.
We may not be able to successfully manage or integrate acquisitions, and if we are unable to do so, then our profitability could be adversely affected.
We cannot provide assurance that we will successfully manage or integrate acquisition targets once we have purchased them.  If we acquire a business for which we do not fully understand or appreciate the specific business risks, if we overvalue or fail to conduct effective due diligence on an acquisition, or if we fail to effectively and efficiently integrate a business that we acquire, then there could be a material adverse effect on our ability to achieve the projected growth and cash flow goals associated with the new business, which could result in an overall material adverse effect on our long-term profitability or revenue generation.
If our information technology systems fail, or if we experience an interruption in our operations due to an aging information system infrastructure, then our results of operations and financial condition could be materially adversely affected.
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
Our certificate of incorporation and bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us without the consent of our Board of Directors. These provisions include restrictions on the ability of our stockholders to remove directors and supermajority voting requirements for stockholders to amend our organizational documents, a classified Board of Directors, and limitations on action by our stockholders by written consent. Our Board has recently approved amendments to our Certificate of Incorporation that are designed to declassify director elections and lower our supermajority voting thresholds. These amendments were ratified by our shareholders at our 2016 annual meeting. In addition, our Board of Directors has the right to issue preferred stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer. Although we believe these provisions protect our stockholders from coercive or otherwise unfair takeover tactics, and thereby provide for an opportunity for us to receive a higher bid by requiring potential acquirers to negotiate with our Board of Directors, these provisions apply even if the offer may be considered beneficial by some stockholders.
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

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
The following table lists our principal properties by location, general character and use as of October 31, 2016. These properties are owned by us, unless indicated otherwise.

Location	Character & Use of Property
Executive Offices
Houston, Texas (Lease expires 2023)	Executive corporate office
NA Engineered Components Segment
Rice Lake, Wisconsin	Fenestration products
Chatsworth, Illinois	Fenestration products
Richmond, Indiana	Fenestration products
Akron, Ohio (Lease expires 2026)	Adhesive research and administrative offices
Solon, Ohio (Lease expires 2017)	Adhesive research and administrative offices
Luck, Wisconsin	Wood products
Richmond, Kentucky	Vinyl and composite extrusions
Winnebago, Illinois	Vinyl extrusions
Mounds View, Minnesota (Lease expires 2021)	Fenestration products
Kent, Washington (Lease expires 2020)	Vinyl and composite extrusions
Yakima, Washington (Lease expires 2021) (1)	Vinyl extrusions
Dubuque, Iowa (Lease expires 2017)	Fenestration products
Shawano, Wisconsin (Lease expires 2020)	Wood flooring
Cambridge, Ohio (Lease expires 2021)	Flexible spacer and solar adhesives
Sacramento, California (Lease expires 2021)	Screens for windows and doors
Des Moines, Iowa (Lease expires 2019)	Screens for windows and doors
Phoenix, Arizona (Lease expires 2018)	Screens for windows and doors
Denver, Colorado (Lease expires 2020)	Screens for windows and doors
Paris, Illinois (Lease expires 2017)	Screens for windows and doors
Parkersburg, West Virginia (Lease expires 2017)	Screens for windows and doors
Fontana, California (Lease expires 2019)	Screens for windows and doors
Perrysburg, Ohio (Lease expires 2019)	Screens for windows and doors
Olympia, Washington (Lease expires 2024)	Division executive offices
Chehalis, Washington (Leases expire 2017 and 2019)	Screens for windows and doors and division executive offices
Greenville, Texas (Lease expires 2020) (1)	Vinyl extrusions
Durham, North Carolina (Lease expires 2021)	Division executive offices
EU Engineered Components Segment
Denby, United Kingdom (Leases expire 2027 & 2037)	Vinyl and composite extrusions
Riddings, United Kingdom (Lease expires 2017)	Machinery Sales and fabrication of windows and doors
Alfreton, United Kingdom (Lease expires 2017)	Vinyl and composite extrusions
Coventry, United Kingdom	Flexible and rigid spacer
Heinsberg, Germany (Lease expires 2025)	Flexible spacer
Burnley, United Kingdom (Lease expires 2020)	Flexible and rigid spacer
NA Cabinet Components Segment
Bowling Green, Kentucky	Hardwood components for kitchen and bath
Conover, North Carolina (Lease expires 2018)	Hardwood doors for kitchen and bath
Foreston, Minnesota	Hardwood components for kitchen and bath
Greenville, Pennsylvania	Hardwood components for kitchen and bath

Middlefield, Ohio (Leases expire 2017 & 2019)	Hardwood components for kitchen and bath
Orwell, Ohio	Hardwood doors for kitchen and bath
St. Cloud, Minnesota	Hardwood doors & components for kitchen and bath
Lansing, Kansas (Lease expires 2020)	Engineered wood products for kitchen and bath
Bashor, Kansas (Lease expires 2018)	Engineered wood products for kitchen and bath
Moorefield, West Virginia (Lease expires 2026)	Engineered wood products for kitchen and bath
Wahpeton, North Dakota	Engineered wood products for kitchen and bath
Molalla, Oregon	Hardwood & engineered products for kitchen & bath
Guadalajara, Mexico (Lease expires 2017) (1)	Hardwood doors for kitchen and bath
(1) We have announced closure of these facilities. See Note 1, "Nature of Operations, Basis of Presentation and Significant Accounting Policies - Restructuring" to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
We believe our operating properties are in good condition and well maintained, and are generally suitable and adequate to carry on our business. In fiscal 2016, our facilities operated at approximately 64% of capacity.
Item 3. Legal Proceedings.
From time to time, we, along with our subsidiaries, are party to various legal proceedings arising in the ordinary course of business. We are currently involved in litigation related to alleged defects in a sealant product manufactured and sold by one of our subsidiaries during the 2000s. While we strongly believe that our product was not defective and that we will prevail in these claims, the ultimate resolution and impact of the claims is not presently determinable. Nevertheless, we believe that the eventual outcome of such litigation will not have a material adverse effect on our overall financial condition, results of operations or cash flows.
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

	NX Stock Price		Cash Dividends
Period	High	Low	Declared
Quarter ended October 31, 2016	$20.99	$15.63	$0.04
Quarter ended July 31, 2016	20.99	17.44	0.04
Quarter ended April 30, 2016	19.43	15.33	0.04
Quarter ended January 31, 2016	21.66	17.09	0.04
Quarter ended October 31, 2015	20.91	17.03	0.04
Quarter ended July 31, 2015	21.93	17.34	0.04
Quarter ended April 30, 2015	21.79	18.64	0.04
Quarter ended January 31, 2015	$20.72	$17.65	$0.04
The terms of our credit facilities as of October 31, 2016 include a limitation on annual dividend payments of $10.0 million.
There were approximately 2,296 holders of our common stock (excluding individual participants in securities positions listings) on record as of December 12, 2016.

Equity Compensation Plan Information

The following table summarizes certain information regarding equity compensation to our employees, officers and directors under equity compensation plans as of October 31, 2016:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,095,236	$16.84	2,200,544
(1) Column (a) includes securities that may be issued upon future vesting of performance share awards that have been previously granted to key employees and officers. The number of securities reflected in this column includes the maximum number of shares that would be issued pursuant to these performance share awards assuming the performance measures are achieved. The performance measures may not be achieved.
(2) The weighted-average exercise price in column (b) does not include the impacts of the performance share awards or any securities that may be issued thereunder. For additional details, see Note 15, "Stock-Based Compensation" included elsewhere within this Annual Report on Form 10-K.

Stock Performance Graph
The following chart represents a comparison of the five year total return of our common stock to the Standard & Poor’s 500 Index (S&P 500), the Russell 2000 Index, and a peer group index selected by us, which includes companies offering similar products and services as ours. The companies included in the peer group are American Woodmark Corp, Apogee Enterprises Inc, Builders FirstSource Inc., Continental Building Products Inc., Drew Industries Inc., Eagle Materials Inc., Gibraltar Industries Inc., Griffon Corp., Louisiana-Pacific Corp., Masonite International Corp, NCI Building Systems Inc., Nortek Inc., Ply Gem Holding Inc., Simpson Manufacturing Company Inc., Trex Company Inc., and Universal Forest Products Inc.

INDEXED RETURNS	For the Years Ended
Company Name / Index	10/31/2011	10/31/2012	10/31/2013	10/31/2014	10/31/2015	10/31/2016
Quanex Building Products Corporation	$100	$135.28	$122.76	$139.39	$132.46	$115.42
S&P 500 Index	$100	$115.21	$146.52	$171.82	$180.75	$188.90
Russell 2000 Index	$100	$111.31	$151.70	$161.45	$162.00	$168.66
Peer Group	$100	$165.85	$209.97	$222.74	$238.07	$274.54

Item 6. Selected Financial Data.
The following table presents selected historical consolidated financial and operating data for the periods shown. The selected consolidated financial data as of October 31, 2016, 2015, 2014, 2013 and 2012 and for each of the fiscal years then ended was derived from our audited consolidated financial statements for those dates and periods, adjusted for discontinued operations, as indicated. The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Fiscal Years Ended October 31,
	2016(1)(2)(3)(4)	2015(5)	2014(6)(7)	2013(8)	2012(9)(10)
	(Dollars in thousands, except per share data)
Consolidated Statements of Income
Net sales	$928,184	$645,528	$595,384	$554,867	$478,578
Cost and expenses:
Cost of sales (excluding depreciation and amortization)	710,644	499,097	464,584	419,733	355,669
Selling, general and administrative	114,910	86,536	82,150	98,969	100,884
Restructuring charges	529	—	—	—	—
Depreciation and amortization	53,146	35,220	33,869	53,521	29,975
Asset impairment charges	12,602	—	505	1,465	912
Operating income (loss)	36,353	24,675	14,276	(18,821)	(8,862)
Non-operating income (expense):
Interest expense	(36,498)	(991)	(562)	(621)	(431)
Other, net	(5,479)	(531)	92	170	225
(Loss) income from continuing operations before income taxes	(5,624)	23,153	13,806	(19,272)	(9,068)
Income tax benefit (expense)	3,765	(7,539)	(5,468)	6,888	2,507
(Loss) income from continuing operations	(1,859)	15,614	8,338	(12,384)	(6,561)
Income (loss) from discontinued operations, net of taxes	—	479	20,896	681	(9,973)
Net (loss) income	$(1,859)	$16,093	$29,234	$(11,703)	$(16,534)
Basic (loss) earnings per common share:
Basic (loss) earnings from continuing operations	$(0.05)	$0.46	$0.22	$(0.34)	$(0.18)
Basic earnings (loss) from discontinued operations	—	0.01	0.57	0.02	(0.27)
Basic (loss) earnings per share	$(0.05)	$0.47	$0.79	$(0.32)	$(0.45)
Diluted (loss) earnings per common share:
Diluted (loss) earnings from continuing operations	$(0.05)	$0.46	$0.22	$(0.34)	$(0.18)
Diluted earnings (loss) from discontinued operations	—	0.01	0.56	0.02	(0.27)
Diluted (loss) earnings per share	$(0.05)	$0.47	$0.78	$(0.32)	$(0.45)
Cash dividends declared per share	$0.16	$0.16	$0.16	$0.16	$0.16
Other Financial & Operating Data
Cash provided by operating activities	$86,418	$67,087	$20,778	$43,519	$26,478
Cash (used for) provided by investing activities	(282,103)	(160,144)	74,124	(59,687)	(41,704)
Cash provided by (used for) financing activities	196,371	(4,581)	(24,459)	(4,869)	(3,928)
Acquisitions, net of cash acquired	245,904	131,689	5,161	22,096	—
Capital expenditures	$37,243	$29,982	$33,779	$37,931	$42,871
Selected Consolidated Balance Sheet Data at Year End
Cash and cash equivalents	$25,526	$23,125	$120,384	$49,734	$71,252
Total assets(11)	780,353	565,516	517,113	571,815	589,538
Long-term debt, excluding current portion(12)	259,011	53,767	586	701	789
Total liabilities(12)	$412,522	$170,221	$96,193	$155,621	$167,711

(1)
In November 2015, we acquired all the subsidiaries of WII (referred to collectively as Woodcraft). Woodcraft is a manufacturer of cabinet doors and other components to OEMs in the kitchen and bathroom cabinet industry. The results of operations of this acquired business have been included in our consolidated operating results since the date of acquisition, November 2, 2015, contributing a net loss of $5.5 million.

(2)
In July 2016, we refinanced our credit facility resulting in a $3.1 million prepayment call premium fee, a charge of $8.1 million of unamortized deferred financing fees and a charge of $5.5 million of unamortized original issuer’s discount. See Note 8, "Debt and Capital Lease Obligations" included elsewhere in this Annual Report on Form 10-K.

(3)	In October 2016, we recorded a goodwill impairment charge of $12.6 million associated with our United States vinyl extrusion business.

(4)
In October 2016, we incurred $0.5 million of restructuring costs associated with the closure of several plant facilities. See Note 1, "Nature of Operations, Basis of Presentation and Significant Accounting Policies - Restructuring," included elsewhere in this Annual Report on Form 10-K.

(5)
In June 2015, we acquired all of the outstanding share capital of Flamstead Holdings Limited, a vinyl profile extruder with operations located in the United Kingdom, following a pre-acquisition reorganization. The results of operations of this acquired business contributed net income of $1.5 million for the period June 15, 2015 through October 31, 2015.

(6) In April 2014, we sold Nichols to Aleris. Accordingly, the assets and liabilities of Nichols were reported as discontinued operations in the consolidated balance sheets for the applicable periods presented, and the related operating results, including the gain on the sale, are reported as discontinued operations, net of tax, in the consolidated statements of income (loss) presented, as applicable.
(7) In fiscal 2014, we decreased our warranty reserve and reduced expense by $2.8 million ($1.8 million net of tax) related to claims associated with a discontinued legacy product.
(8)In December 2012, we acquired substantially all the assets of Alumco, Inc. and its subsidiaries, a manufacturer of window screens, with multiple facilities within the United States. Alumco provided revenues of $49.1 million and a net loss of approximately $0.1 million for the period December 2012 through October 31, 2013.
(9) In November 2011, we announced a consolidation program for two of our insulating glass manufacturing facilities, whereby we closed a facility in Barbourville, Kentucky. This facility consolidation was completed ahead of schedule in August 2012. In fiscal 2012, we recorded expenses totaling $9.0 million ($5.9 million net of tax) related to this consolidation.
(10) In fiscal 2012, we experienced a strike at two of our Nichols facilities in Davenport, Iowa, which had a negative impact on income (loss) from discontinued operations, reducing operating income by approximately $11.1 million ($7.3 million net of tax), including a reduction in sales volume and incremental direct costs.
(11) Total assets reflect the adoption of Accounting Standards Update (ASU) 2015-17, which requires deferred tax liabilities and assets be presented net by tax jurisdiction and classified as noncurrent in a classified balance sheet.
(12) Long term debt, excluding current portion reflects the adoption of ASU 2015-03 which requires debt issuance costs to be presented as a direct deduction to debt outstanding. For the years ended October 2014, 2013, and 2012, we had no borrowings outstanding under revolving credit facilities. Therefore, pursuant to ASU 2015-15, we presented these debt issuance costs as a long-term asset.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis contains forward-looking statements based on our current assumptions, expectations, estimates and projections about our business and the homebuilding industry, and therefore, it should be read in conjunction with our consolidated financial statements and related notes thereto, as well as "Cautionary Note Regarding Forward-Looking Statements" discussed elsewhere within this Annual Report on Form 10-K. For a listing of potential risks and uncertainties which impact our business and industry, see "Item 1A. Risk Factors.” Actual results could differ from our expectations due to several factors which include, but are not limited to: market price and demand for our products, economic and competitive conditions, capital expenditures, new technology, regulatory changes and other uncertainties. Unless otherwise required by law, we undertake no obligation to publicly update any forward-looking statements, even if new information becomes available or other events occur in the future.
Our Business
We manufacture components for original equipment manufacturers in the building products industry. These components can be categorized as window and door (fenestration) components and kitchen and bath cabinet components. Examples of fenestration components include (1) energy-efficient flexible insulating glass spacers, (2) extruded vinyl profiles, (3) window and door screens, and (4) precision-formed metal and wood products. In addition, we provide certain other non-fenestration components and products, which include solar panel sealants, wood flooring, trim moldings, vinyl decking, fencing, water retention barriers, and conservatory roof components. We use low-cost production processes and engineering expertise to provide our customers with specialized products for their specific window, door, and cabinet applications. We believe these capabilities provide us with unique competitive advantages. We serve a primary customer base in North America and the United Kingdom, and also serve customers in international markets through our operating plants in the United Kingdom and Germany, as well as through sales and marketing efforts in other countries.
We continue to invest in organic growth initiatives and have completed several targeted business acquisitions. We intend to continue to pursue business acquisitions that allow us to expand our existing fenestration and cabinet component footprint, enhance our product offerings, provide new complementary technology, enhance our leadership position within the markets we serve, and expand into new markets or service lines. We have disposed of non-core businesses in the past, and continue to evaluate our business portfolio to ensure that we are investing in markets where we believe there is potential future growth.
Prior to November 2, 2015, we had two reportable business segments: (1) Engineered Products segment, comprised of four operating segments focused on the fenestration market, primarily within North America, and (2) International Extrusion segment, comprised solely of a United Kingdom-based vinyl extrusion business acquired on June 15, 2015. In addition, we recorded corporate office charges, last-in, first-out inventory adjustments and inter-segment eliminations as Corporate & Other. With the acquisition of the cabinet component business on November 2, 2015, we evaluated the composition of our reportable operating segments and have changed this presentation to reflect management’s current view and to align with management's basis to allocate resources.
We currently have three reportable business segments: (1) North American Engineered Components segment (“NA Engineered Components”), comprised of four operating segments primarily focused on the fenestration market in North America manufacturing vinyl profiles, IG spacers, screens & other fenestration components; (2) European Engineered Components segment (“EU Engineered Components”), comprised of our United Kingdom-based vinyl extrusion business, manufacturing vinyl profiles and conservatories, and the European insulating glass business manufacturing IG spacers; and (3) North American Cabinet Components segment (“NA Cabinet Components”), comprised solely of the North American cabinet door and components business acquired in November 2015. We continue to maintain the grouping previously called Corporate & Other, now called Unallocated Corporate & Other, but a portion of the general and administrative costs associated with the corporate office have been allocated to the reportable operating segments, based upon a relative measure of profitability in order to more accurately reflect each reportable operating segment's administrative costs. Certain costs were not allocated to the business segments, but remain in Unallocated Corporate & Other, including transaction expenses, stock-based compensation, long-term incentive awards based on the performance of our common stock and other factors, certain severance and legal costs not deemed to be allocable to all segments, depreciation of corporate assets, interest expense, other, net, income taxes and inter-segment eliminations. This treatment was applied to avoid an asymmetrical allocation amongst the operating segments for the comparative period due to the timing of acquisitions. The accounting policies of our operating segments are the same as those used to prepare our accompanying consolidated financial statements. The following table summarizes corporate general and administrative expense allocated during the years ended October 31, 2016, 2015 and 2014:

	Years ended October 31,
	2016	2015	2014
	(In thousands)
NA Engineered Components	$10,487	$9,638	$10,170
EU Engineered Components	3,814	2,109	740
NA Cabinet Components	4,767	—	—
Unallocated Corporate & Other	—	5,776	7,581
Allocable general and administrative expense	$19,068	$17,523	$18,491
Recent Transactions
On November 2, 2015, we acquired Woodcraft, a manufacturer of cabinet doors and other components to OEMs in the kitchen and bathroom cabinet industry. We paid $245.9 million in cash, resulting in goodwill totaling $113.7 million. For additional details of this acquisition, see Note 2, "Acquisitions," to the accompanying consolidated financial statements contained elsewhere herein.
On June 15, 2015, we acquired HLP, an extruder of vinyl lineal products and manufacturer of other plastic products incorporated and registered in England and Wales, for $131.7 million in cash, net of cash acquired, $7.7 million of debt assumed and contingent consideration of $10.3 million, resulting in goodwill of approximately $61.3 million. The agreement contains an earn-out provision which is calculated as a percentage of earnings before interest, tax and depreciation and amortization for a specified period, as defined in the purchase agreement. Pursuant to this earn-out provision, the former owner selected the twelve-month period ended July 31, 2016 as the measurement period for the earn-out calculation. On November 7, 2016, we paid $8.5 million pursuant to this earn-out agreement, as further described in Note 2, "Acquisitions."
On April 1, 2014, we sold our interest in a limited liability company which held the assets of an aluminum sheet products business, Nichols Aluminum (Nichols), to Aleris International, Inc. (Aleris), a privately held Delaware corporation which provides aluminum rolled products and extrusions, aluminum recycling and specification aluminum alloy production. We did not have results of operations associated with this discontinued operation during fiscal 2016.
We have recorded the sale of Nichols as a discontinued operation for all applicable periods presented, and reclassified the results of operations of Nichols into a single caption on the accompanying statements of income (loss) as "Income (Loss) from Discontinued Operations, net of Taxes."
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
In December 2013, we acquired certain vinyl extrusion assets of Atrium Windows and Doors, Inc. (Atrium) at a facility in Greenville, Texas, for $5.2 million in cash (Greenville). We accounted for this transaction as a business combination resulting in an insignificant gain on the purchase. We entered into a supply agreement with Atrium related to the products manufactured at Greenville. In October 2016, we committed to a plan to close this manufacturing plant during the first quarter of fiscal 2017. We will continue to service our customers from other existing plants.
Market Overview and Outlook
We believe the primary drivers of our operating results continue to be North American new home construction and residential remodeling and replacement (R&R) activity. We believe that housing starts and window shipments are indicators of activity levels in the homebuilding and window industries, and we use this data, as published by or derived from third-party sources, to evaluate the market. We have historically evaluated the market using data from the National Association of Homebuilders (NAHB) with regard to housing starts, and published reports by Ducker Worldwide, LLC (Ducker), a consulting and research firm, with regard to window shipments. These sources generally provide information about activity levels in the United States.
Housing starts and window shipments in the United States have increased in recent years, although the rate of increase in 2016 was less robust than previously forecasted. The NAHB has forecasted calendar-year housing starts (excluding manufactured units) to increase from 1.1 million units in 2015 and 2016 to 1.3 million units in 2017, and 1.4 million units in 2018, reflecting increasing consumer confidence and a healthier economy. Ducker indicated that window shipments in the R&R market are expected to increase from 27.1 million units in 2015 to 27.4 million units in 2016, 28.2 million units in 2017 and 29.1 million units in 2018, and new construction window shipments are forecasted to increase at a higher pace. Derived from reports published by Ducker, the overall growth in window shipments for the trailing twelve-month period ended September 30, 2016 was 3.6%. During this period, growth in new construction increased 7.1%, while growth in R&R activity increased 0.9%. Growth in new construction continues to outpace the growth in R&R, with a greater portion of the new construction growth associated with multi-family housing. While our analysis and market intelligence projects a continued steady recovery in the housing market, due to numerous macroeconomic and demographic factors, we have a more conservative outlook on the growth and recovery of the market than NAHB and Ducker.
With the acquisition of HLP in June 2015, we have expanded our international presence. The HLP business is largely focused on the sale of vinyl house systems under the trade name “Liniar” to smaller window manufacturers in the United Kingdom. HLP is one of the larger providers of vinyl extruded product in the United Kingdom in terms of volume shipped. Similar to our domestic business, management evaluates the fenestration market in the United Kingdom published reports by D&G Consulting, a consulting and research firm, with regard to forecasts of housing starts in the public and private sectors and window shipments. Currently, the United Kingdom is experiencing a shortage in affordable housing, with rising demand due in part to a growing immigrant population. HLP’s primary customers are smaller window fabricators, as opposed to the larger OEMs that comprise a large portion of the North American market. These manufacturers seek the quality and technology of the specific products identified by the Liniar trade name. In addition, HLP services non-fenestration markets including the manufacture of roofing for conservatories, vinyl decking and vinyl water retention barriers used for landscaping. We believe there are growth opportunities within these markets in the United Kingdom and potential synergies which may enable us to sell complementary products.
Woodcraft manufactures kitchen and bathroom cabinet doors and components, amongst other products, using a variety of woods from traditional hardwoods to engineered wood products. Currently, Woodcraft sells all of its products in the United States, so domestic housing starts and R&R activity constitute the primary drivers of this business as well. We also utilize industry publications to evaluate the wood markets and commodity trends. Although NAHB forecasts indicate expected continued growth in the United States housing market, much of this anticipated growth is in new construction for multi-family dwellings, or rental properties, which is not the primary market for Woodcraft’s products. However in 2016, this growth has begun to shift to single family homes. The cabinet door market is stratified as follows: stock (low-cost, low-variations), semi-custom (more customized, just-in-time manufacturing, higher price point) and custom (precise customer specifications, just-in-time manufacturing, high-end price point). Woodcraft's primary market is semi-custom.
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
In July 2016, the United Kingdom voted to exit the European Union (commonly referred to as “Brexit”), which has impacted the valuation of the British Pound Sterling relative to other currencies used in our business, including our reporting currency, the United States Dollar. The British Pound Sterling has continued to weaken through October 31, 2016. Although we do not know the long-term effects of this change, there has been some impact on our results of operations to date (primarily foreign currency translation). We continue to monitor our exposure to changes in exchange rates.
Outside the United States, we continue to experience demand for our products in certain markets, such as Europe, Australia and Scandinavia, but somewhat lower demand in other traditional markets. Additionally, the global economy remains uncertain due to currency devaluations, political unrest, terror threats, and even the political landscape in the United States. These and other macro-economic factors have impacted the global financial markets, which may have contributed to significant changes in foreign currencies which have impacted our operating results during 2016 (and the translation of foreign currencies which impacted our balance sheets).
We are optimistic about our growth prospects in the near-term. We believe the recent acquisitions of HLP and Woodcraft diversify our product offerings and provide new avenues to grow our business and improve margins. Given our focus on protecting margins and further improving cash flows, we expect to stop manufacturing $50.0 million to $70.0 million of business in fiscal 2017, primarily at our United States vinyl business with a portion at Woodcraft. To prepare for these reductions, we have taken appropriate actions to rationalize capacity by closing two United States vinyl plants and one cabinet door plant, relocating assets to improve overall operational efficiency.
Related to these actions, we have recorded a $12.6 million goodwill impairment at October 31, 2016 related to the United States vinyl business in addition to restructuring charges of $0.4 million and $0.1 million at the United States vinyl and cabinet door businesses, respectively.
Comparison of the fiscal years ended October 31, 2016 and 2015
This table sets forth our consolidated results of operations for the twelve-month periods ended October 31, 2016 and 2015.

	For the Years Ended October 31,
	2016		2015		2016 vs. 2015
	Amounts	% of Sales	Amounts	% of Sales	$ Change	% Change
	(Dollars in millions)
Net sales	$928.2	100%	$645.5	100%	$282.7	44%
Cost of sales (excluding depreciation and amortization)	710.6	77%	499.1	77%	211.5	(42)%
Selling, general and administrative	114.9	12%	86.5	13%	28.4	(33)%
Restructuring charges	0.5	—%	—	—%	0.5	(100)%
Depreciation and amortization	53.2	6%	35.2	5%	18.0	(51)%
Asset impairment charges	12.6	1%	—	—%	12.6	(100)%
Operating income	36.4	4%	24.7	4%	11.7	47%
Interest expense	(36.5)	(4)%	(1.0)	—%	(35.5)	(3,550)%
Other, net	(5.5)	(1)%	(0.5)	—%	(5.0)	(1,000)%
Income tax benefit (expense)	3.8	—%	(7.6)	(1)%	11.4	150%
(Loss) income from continuing operations	$(1.8)	—%	$15.6	2%	$(17.4)	(112)%
Income from discontinued operations	$—	—%	$0.5	—%	$(0.5)	(100)%
Net (loss) income	$(1.8)	—%	$16.1	2%	$(17.9)	(111)%
Our operating results for the twelve months ended October 31, 2016 and 2015 include the contributions of HLP since the date acquired, June 15, 2015. Our operating results for the year ended October 31, 2016 include the contributions of Woodcraft acquired on November 2, 2015. Our year-over-year results by reportable segment follow.

Changes Related to Operating Income by Reportable Segment:
NA Engineered Components

	For the Years Ended October 31,
	2016	2015	$ Change	% Change
	(Dollars in millions)
Net sales	$560.0	$556.6	$3.4	1%
Cost of sales (excluding depreciation and amortization)	415.9	429.1	(13.2)	3%
Selling, general and administrative	62.9	59.3	3.6	(6)%
Restructuring charges	0.4	—	0.4	(100)%
Depreciation and amortization	30.3	28.9	1.4	(5)%
Asset impairment charges	12.6	—	12.6	(100)%
Operating income	$37.9	$39.3	$(1.4)	(4)%
Operating income margin	7%	7%
Net Sales. Net sales increased $3.4 million, or 1%, for the twelve months ended October 31, 2016 compared to the same period in 2015. On a year-over-year basis, we experienced an $11.0 million increase in sales attributable to higher volume, partially offset by a decrease of $2.2 million in revenues associated with pricing and a decline of $5.4 million associated with reduced surcharges for commodities used in our business, primarily oil and resin. To a large extent, the increased volume at lower pricing was related to our vinyl extrusion business, as we had lost volume during the first quarter of 2015 with certain profiles for a large customer, and although this volume was replaced during 2016, the mix of earnings was at a lower average price. Our results continue to be impacted by reduced oil surcharges on our butyl-based products due to a dramatic decline in oil prices throughout 2015, remaining relatively low in 2016, as well as reduced surcharges for other materials used in our business including aluminum and wood. The decrease of revenue associated with these surcharges is significantly offset by the decrease in the cost of the raw material used in our manufacturing process, resulting in minimal impact on operating margins.
Cost of Sales. The cost of sales decreased $13.2 million, or 3%, for the twelve months ended October 31, 2016 compared to the same period in 2015. Despite an increase in net sales for these periods, largely due to increased volume as discussed above, cost of sales decreased due to the following: lower year-over-year repair and maintenance costs for our vinyl extrusion business; reduced material costs attributable to lower commodity prices and renegotiated supplier agreements; more favorable inventory turns; and reduced freight cost. Labor costs were relatively flat on higher volume, reflecting some labor efficiencies, and lower worker's compensation insurance costs, partially offset by higher medical insurance costs.
Selling, General and Administrative. Our selling, general and administrative expenses increased by $3.6 million, or 6%, for the twelve months ended October 31, 2016 compared to the same period in 2015. This increase was largely due to higher incentive accruals based on earnings, normal salary inflation and higher advertising costs, partially offset by a net gain on the sale of fixed assets of $0.7 million and lower professional fees incurred.
Restructuring Charges. Restructuring charges of $0.4 million represent severance amounts incurred in conjunction with the announced closure of two vinyl extrusion plants in the United States, and other related severance costs. We expect to complete the plant closures during the first quarter of fiscal 2017.
Depreciation and Amortization. Depreciation and amortization expense increased $1.4 million for the twelve months ended October 31, 2016 compared to the same period in 2015 primarily due to a change in estimate regarding the remaining service lives for assets associated with the restructuring efforts noted above, resulting in incremental depreciation of $1.0 million, and a change in estimate related to certain intangible assets which provided incremental amortization of $0.3 million. In addition, the incremental depreciation and amortization expense associated with property, plant and equipment and intangible assets placed into service during the trailing twelve months ended October 31, 2016, was offset by the run-off of depreciation expense associated with existing assets and disposals.
Asset Impairment Charges. We recorded an asset impairment charge of $12.6 million which represents the write-off of the remaining goodwill asset associated with our United States vinyl extrusion business.

EU Engineered Components

	For the Years Ended October 31,
	2016	2015	$ Change	% Change
	(Dollars in millions)
Net sales	$150.2	$93.6	$56.6	60%
Cost of sales (excluding depreciation and amortization)	104.5	72.3	32.2	(45)%
Selling, general and administrative	23.2	13.1	10.1	(77)%
Depreciation and amortization	9.3	5.0	4.3	(86)%
Operating income	$13.2	$3.2	$10.0	313%
Operating income margin	9%	3%
Net Sales. Net sales increased $56.6 million, or 60%, primarily due to an incremental $57.8 million contribution from HLP in 2016 when compared with the contribution during the period from June 15, 2015 to October 31, 2015. Sales for the British and German IG spacer plants declined $1.3 million for the respective periods, as an increase in sales of $2.4 million associated with higher volume was more than offset by a decrease in sales of $1.0 million related to price and a decrease in sales of $2.7 million related to foreign exchange impact.
Cost of Sales. The cost of sales increased $32.2 million, or 45%, primarily due to an incremental $34.0 million contribution from HLP in 2016 when compared with the contribution during the period from June 15, 2015 to October 31, 2015. Partially offsetting this increase in cost of sales was a decrease of $1.8 million for the British and German plants for the respective periods related to lower material costs in Germany, as a new mixing plant was installed in 2015 which eliminated the cost associated with processing by outside vendors. Otherwise, consistent with the revenue discussion, cost of sales was impacted by the increase in volume in the United Kingdom and Germany, but was offset by lower pricing and the effect of exchange rate changes.
Selling, General and Administrative. Our selling, general and administrative expense increased $10.1 million, reflecting an additional $7.6 million contribution from HLP in 2016 when compared with the contribution during the period from June 15, 2015 to October 31, 2015, with an increase of $0.8 million at the insulating glass plants associated with labor inflation and other expenses, and an incremental corporate allocation of $1.7 million, reflecting a full year allocation for 2016 associated with HLP compared to a 2015 allocation for the period from June 15, 2015 to October 31, 2015.
Depreciation and Amortization. Depreciation and amortization expense increased $4.3 million, reflecting the $4.2 million incremental contribution from HLP in 2016 when compared with the contribution during the period from June 15, 2015 to October 31, 2015. For the European IG Spacer business, incremental depreciation and amortization expense associated with property, plant and equipment placed into service during the trailing twelve months ended October 31, 2016, was offset by the run-off of depreciation expense associated with existing assets and disposals during this period.
NA Cabinet Components
The NA Cabinet Components reportable segment is comprised solely of Woodcraft, which was acquired on November 2, 2015, and allocated corporate costs. The results of operations of Woodcraft for the period November 2, 2015 through October 31, 2016 are summarized in the following table (including corporate allocation of $4.8 million, and the effect of the step-up of inventory of $2.3 million, for which no margin was earned during the twelve months ended October 31, 2016):

For the Year ended
October 31, 2016
(Dollars in millions)
Net sales	$223.4
Cost of sales (excluding depreciation and amortization)	193.6
Selling, general and administrative	14.9
Restructuring charges	0.1
Depreciation and amortization	12.9
Operating income	$1.9
Operating income margin	1%

Unallocated Corporate & Other

	For the Years Ended October 31,
	2016	2015	$ Change	% Change
	(Dollars in millions)
Net sales	$(5.4)	$(4.7)	$(0.7)	(15)%
Cost of sales (excluding depreciation and amortization)	(3.4)	(2.3)	(1.1)	48%
Selling, general and administrative	13.9	14.1	(0.2)	1%
Depreciation and amortization	0.7	1.3	(0.6)	46%
Operating loss	$(16.6)	$(17.8)	$1.2	7%
Net Sales. Net sales for Unallocated Corporate & Other represents the elimination of inter-segment sales for the twelve months ended October 31, 2016 and 2015. The change between periods reflects the amount of inter-segment sales (between NA Engineered Components and EU Engineered Components).
Cost of Sales. Cost of sales for Corporate & Other consists of the elimination of inter-segment profit in inventory and changes in the LIFO reserve adjustments and other costs. The change for the twelve months ended October 31, 2016 and 2015 of $1.1 million was primarily related to the elimination of inter-segment sales and a decrease in the LIFO reserve of $0.3 million.
Selling, General and Administrative. Our selling, general and administrative expenses decreased $0.2 million, for the twelve months ended October 31, 2016 compared to the same period in 2015. The incremental amount of corporate expense allocated to the divisions for the respective periods was $7.3 million (based on the timing of the HLP and Woodcraft acquisitions, as expense related to HLP was only allocated for the period from June 15, 2015 to October 31, 2015, and no expense was allocated related to Woodcraft for the twelve months ended October 31, 2015). Adjusting for the incremental allocation, selling, general and administrative expense increased $7.1 million when comparing the twelve months ended October 31, 2016 and 2015. Of this change, $2.8 million related to professional fees, $3.0 million related to stock-based compensation and long-term incentive accruals (primarily related to compensation expense recognized pursuant to performance share awards), with the remainder largely attributable to severance costs.
Depreciation and Amortization. Depreciation and amortization expense decreased $0.6 million, or 46%, for the twelve months ended October 31, 2016 compared to the same period in 2015, reflecting the run-off of depreciation during 2015 primarily related to computer software, hardware and licensing. Relatively few new assets were placed in service at corporate during the trailing twelve months ended October 31, 2016.
Changes related to Non-Operating Items:
Interest Expense. Interest expense increased $35.5 million for the twelve months ended October 31, 2016 compared to the same period in 2015 due to an increase in borrowings outstanding and fees associated with the refinancing of our debt. In conjunction with the acquisition of Woodcraft on November 2, 2015, we entered into a credit facility which contained a Term Loan B facility and an asset-based lending facility, each at variable interest rates. We borrowed $320.5 million to acquire Woodcraft and to retire then-outstanding borrowings under a predecessor credit facility of $50.0 million. The new credit facilities had higher interest rates, required loan commitment fees and were issued at a discount (resulting in additional interest expense as the discount was accreted over the term of the facilities). On July 29, 2016, we refinanced and retired this debt with a new Term Loan A and revolving credit facility with more favorable interest rates. We incurred a one-time charge of $16.7 million associated with this refinancing which included the write-off of unamortized deferred financing fees of $8.1 million, unamortized debt discount of $5.5 million and a prepayment call premium of $3.1 million. Also contributing to the increase in interest expense year-over-year is the expense associated with finance leases assumed with the acquisition of HLP. The interest expense incurred during the twelve months ended October 31, 2015 was significantly less due to the timing of debt incurred to acquire HLP in June 2015. Prior to the HLP acquisition, our debt outstanding was less than $1.0 million.
Other, net. The increase in other net expense of $5.0 million for the twelve months ended October 31, 2016 compared to the same period in 2015 was primarily due to net foreign exchange transaction losses associated with an unhedged foreign currency position with regard to the borrowings to fund the HLP transaction, as well as net foreign exchange losses associated with our other foreign operations.
Income Taxes. We recorded income tax benefit of $3.8 million for the twelve months ended October 31, 2016, an effective rate of 66.9%. We recorded income tax expense of $7.6 million, an effective rate of 32.6%, for the twelve months ended October 31, 2015, which included a discrete benefit of $0.8 million associated with the reversal of a liability for the tax benefit associated with an uncertain tax position. Excluding this discrete item, the effective tax rate would have been 36.0% for the twelve months ended October 31, 2015. The difference in the effective rates between these periods is primarily due to the foreign and U.S. tax rate differential, as the foreign tax rate is generally lower than the United States tax rate and a greater percentage of our taxable income was generated by the foreign operations. The overall change in the effective rate was also impacted by transaction costs and a change in the deferred rate. For additional details, see Note 11, "Income Taxes" included elsewhere within this Annual Report on Form 10-K.
Income from Discontinued Operations, Net of Tax. During the twelve months ended October 31, 2015, we recorded a gain on involuntary conversion of $0.5 million, net of tax, associated with the receipt of insurance proceeds from a fire experienced at a Nichols facility in 2013.
Comparison of the fiscal years ended October 31, 2015 and 2014
This table sets forth our consolidated results of operations for the twelve-month periods ended October 31, 2015 and 2014.

	For the Years Ended October 31,
	2015		2014		2015 vs. 2014
	Amounts	% of Sales	Amounts	% of Sales	$ Change	% Change
	(Dollars in millions)
Net sales	$645.5	100%	$595.4	100%	$50.1	8%
Cost of sales (excluding depreciation and amortization)	499.1	77%	464.6	78%	34.5	(7)%
Selling, general and administrative	86.5	13%	82.1	14%	4.4	(5)%
Depreciation and amortization	35.2	5%	33.9	6%	1.3	(4)%
Asset impairment charges	—	—%	0.5	—%	(0.5)	100%
Operating income	24.7	4%	14.3	2%	10.4	73%
Interest expense	(1.0)	—%	(0.6)	—%	(0.4)	67%
Other, net	(0.5)	—%	0.1	—%	(0.6)	(600)%
Income tax expense	(7.6)	(1)%	(5.5)	(1)%	(2.1)	(38)%
Income from continuing operations	$15.6	2%	$8.3	1%	$7.3	88%
Income from discontinued operations	$0.5	—%	$20.9	4%	$(20.4)	(98)%
Net income	$16.1	2%	$29.2	5%	$(13.1)	(45)%
Our operating results for the year ended October 31, 2015 includes the contributions of HLP acquired on June 15, 2015. Our year-over-year results by reportable segment follow.
Changes Related to Operating Income (Loss) by Reportable Segment:
NA Engineered Components

	For the Years Ended October 31,
	2015	2014	$ Change	% Change
	(Dollars in millions)
Net sales	$556.6	$544.1	$12.5	2%
Cost of sales (excluding depreciation and amortization)	429.1	426.1	3.0	(1)%
Selling, general and administrative	59.3	61.0	(1.7)	3%
Depreciation and amortization	28.9	28.9	—	—%
Asset impairment charges	—	0.5	(0.5)	100%
Operating income	$39.3	$27.6	$11.7	42%
Operating income margin	7%	5%
Net Sales. Net sales increased $12.5 million, or 2%, for the twelve months ended October 31, 2015 compared to the same period in 2014. On a year-over-year basis, we experienced a $7.4 million increase in sales attributable to favorable pricing and an additional $8.3 million increase in sales associated with an increase in volume. Although we experienced a decrease in volume associated with a large customer for our vinyl extrusion business, the decline was more than offset by the contribution of other customers and a general increase in activity levels in 2015 relative to 2014. However, these gains were partially offset by a decline in revenues of $3.2 million associated with an oil surcharge on our butyl-based products (a corresponding decrease in the cost of this commodity, minimized the impact to our operating margin).
Cost of Sales. The increase in cost of sales of $3.0 million, or 1%, for the twelve months ended October 31, 2015 compared to the same period in 2014 correlates to a 2% increase in net sales. Consistent with the net sales discussion above, cost of sales was impacted by changes in sales volume and the resulting impact on product mix. In addition, during 2014, we decreased a warranty reserve totaling $2.8 million related to a certain spacer product for which claim activity had ceased. Excluding this item, cost of sales would have increased less than 1%. The favorable margin impact was primarily attributable to lower year-over-year repair and maintenance costs for our vinyl extrusion business, reduced material costs attributable to lower commodity prices and renegotiated supplier agreements, as well as some favorable labor efficiencies, partially offset by higher health insurance and workers' compensation insurance costs and increases in inventory reserves.
Selling, General and Administrative. Selling, general and administrative expenses decreased $1.7 million, or 3%, for the twelve months ended October 31, 2015 compared to the same period in 2014. The decrease in expense reflects selected headcount reductions and workforce realignments which occurred during 2014, resulting in severance accruals that did not recur in 2015.
Depreciation and Amortization. Depreciation and amortization expense was consistent for the twelve months ended October 31, 2015 compared to the same period in 2014 as the incremental depreciation and amortization expense associated with property, plant and equipment and intangible assets placed into service during the trailing twelve months ended October 31, 2015, was offset by the run-off of depreciation expense associated with existing assets and disposals.
Asset Impairment Charges. We recorded an impairment loss of $0.5 million in April 2014 to reduce the value of a facility in Barbourville, Kentucky to market value as of April 30, 2014. This facility was subsequently sold in May 2014, resulting in an insignificant realized loss on the sale. No such impairment was incurred during the twelve months ended October 31, 2015.
EU Engineered Components

	For the Years Ended October 31,
	2015	2014	$ Change	% Change
	(Dollars in millions)
Net sales	$93.6	$55.9	$37.7	67%
Cost of sales (excluding depreciation and amortization)	72.3	40.6	31.7	(78)%
Selling, general and administrative	13.1	9.6	3.5	(36)%
Depreciation and amortization	5.0	1.9	3.1	(163)%
Operating income	$3.2	$3.8	$(0.6)	(16)%
Operating income margin	3%	7%

Net Sales. Net sales increased $37.7 million, or 67% for the twelve months ended October 31, 2015 compared to the same period in 2014, primarily due to a $42.2 million contribution from HLP in 2015, as well as an increase in sales of $1.4 million associated with higher volume associated with our British and German plants and a net decrease in customer accommodation charges in 2015 of $1.3 million related to a spacer migration issue and a $0.6 million increase in revenue related to pricing. These increases were partially offset by a decrease in revenue of $7.8 million for the effect of changes in foreign exchange rates, particularly in Germany.
Cost of Sales. The cost of sales increased $31.7 million, or 78%, for the twelve months ended October 31, 2015 compared to the same period in 2014, primarily due to a $34.4 million contribution from HLP. The remaining decline in cost of goods sold of $2.7 million, or 7%, for the twelve months ended October 31, 2015 compared to the same period in 2014, was related to our European IG Spacer business. Consistent with the revenue discussion, cost of goods sold increased as a result of the increase in volume in the United Kingdom and Germany, but was more than offset by the effect of exchange rate changes.
Selling, General and Administrative. Our selling, general and administrative expense increased $3.5 million, or 36%, for the twelve months ended October 31, 2015 compared to the same period in 2014, primarily attributable to $3.1 million of expense incurred at HLP in 2015. In addition, $1.4 million of incremental expense was allocated to the EU Engineered Components Segment from Corporate in 2015 attributable to the timing of the HLP acquisition, partially offset by a decline in commissions, salary expense, trade show costs, and bad debt expense.
Depreciation and Amortization. Depreciation and amortization expense increased $3.1 million for the twelve months ended October 31, 2015 compared to the same period in 2014, reflecting the $3.3 million contribution from HLP in 2015. The incremental depreciation and amortization expense associated with property, plant and equipment placed into service during the trailing twelve months ended October 31, 2016, was offset by the run-off of depreciation expense associated with existing assets and disposals during this period.
NA Cabinet Components
The NA Cabinet Components reportable segment is comprised solely of Woodcraft, which was acquired on November 2, 2015, and allocated corporate costs. There were no results of operations for the periods ended October 31, 2015 or 2014.
Unallocated Corporate & Other

	For the Years Ended October 31,
	2015	2014	$ Change	% Change
	(Dollars in millions)
Net sales	$(4.7)	$(4.6)	$(0.1)	(2)%
Cost of sales (excluding depreciation and amortization)	(2.3)	(2.1)	(0.2)	10%
Selling, general and administrative	14.1	11.5	2.6	(23)%
Depreciation and amortization	1.3	3.1	(1.8)	58%
Operating loss	$(17.8)	$(17.1)	$(0.7)	(4)%
Net Sales. Net sales for Unallocated Corporate & Other represents the elimination of inter-segment sales for the years ended October 31, 2015 and 2014. The change between periods reflects the amount of inter-segment sales (between NA Engineered Components and EU Engineered Components).
Cost of Sales. Cost of sales for Unallocated Corporate & Other consists of the elimination of inter-segment profit in inventory, changes in the LIFO reserve and other costs.
Selling, General and Administrative. Our selling, general and administrative expenses increased $2.6 million, or 23%, for the twelve months ended October 31, 2015 compared to the same period in 2014, due primarily to an increase in transaction fees of $5.1 million associated with the acquisitions of HLP and Woodcraft. Partially offsetting this increase in expense was a decrease in long-term incentive compensation which fluctuates due to changes in the price of our common stock, reduced headcount and lower deferred compensation costs, partially offset by an increase in health insurance costs and incentive accruals based on earnings. In addition, we allocated an incremental $0.8 million of Corporate & Other expense to the reportable segments in 2015 compared to 2014, which was attributable to the HLP acquisition for the period June 15, 2015 to October 31, 2015.

Depreciation and Amortization. Depreciation and amortization expense decreased $1.8 million, or 58%, for the twelve months ended October 31, 2015 compared to the same period in 2014, reflecting the discontinuance of an ERP project in 2013, for which certain assets remained in use for several months during fiscal year 2014, and therefore provided depreciation expense in 2014 that did not recur in 2015, and reflecting the normal run-off of depreciation expense associated with other related computer software, hardware and licensing through October 2015.
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
Income Taxes. We recorded income tax expense of $7.6 million for the twelve months ended October 31, 2015, an effective rate of 32.6%, which included a discrete benefit of $0.8 million associated with the reversal of a liability for tax benefit associated with an uncertain tax position which stems from the 2008 spin-off of Quanex from a predecessor company. Excluding this discrete item, the effective tax rate would have been 36.0%. For the twelve months ended October 31, 2014, we recorded income tax expense of $5.5 million, an effective rate of 39.6%, which included a discrete expense item of $0.7 million associated with the incorporation of a subsidiary in the United Kingdom. Excluding this discrete item, the effective tax rate would have been 34.9%. The remaining difference in the effective rates between these periods relates to the impact of the foreign tax rate differential and permanent items.
Income from Discontinued Operations, Net of Tax. During the twelve months ended October 31, 2015, we recorded a gain on involuntary conversion of $0.5 million, net of tax, associated with the receipt of insurance proceeds from a fire experienced by a Nichols facility in 2013. During the twelve months ended October 31, 2014, we recorded a gain on the sale of Nichols of $24.1 million, net of tax of $15.0 million as of April 1, 2014. Excluding this gain, we would have recorded a loss from discontinued operations during 2014 of $3.2 million. Of this amount, we recorded a loss of $5.1 million from operations for the period November 1, 2013 through April 1, 2014, reflecting relatively higher aluminum commodity prices resulting in lower throughput and lower volume, partially offset by the gain on involuntary conversion associated with proceeds received in 2014 from the cold mill fire of $1.9 million, net of tax and impairment charge.
Liquidity and Capital Resources
Overview
Historically, our principal sources of funds have been cash on hand, cash flow from operations, and borrowings under our credit facilities. As of October 31, 2016, we had $25.5 million of cash and equivalents, $265.4 million outstanding under our credit facilities, $5.8 million of outstanding letters of credit and $4.1 million outstanding under capital leases and other debt vehicles. We had $174.2 million available for use under the Credit Agreement at October 31, 2016.
On November 2, 2015, we acquired Woodcraft for $245.9 million in cash, net of cash acquired, subject to a working capital true-up and including certain holdbacks with regard to potential indemnity claims, as more fully described in the accompanying notes to consolidated financial statements (Note 2, “Acquisitions”).
In order to fund this acquisition, we entered into senior secured credit facilities of $410.0 million consisting of an asset-based lending (ABL) revolving credit facility of $100.0 million (for which the borrowing base was determined monthly) and a Term Loan B facility of $310.0 million. On November 2, 2015, we borrowed $310.0 million under the term loan facility and $10.5 million under the ABL facility to fund the Woodcraft acquisition, to refinance and retire outstanding debt of $50.0 million under a predecessor credit facility and to pay fees associated with these borrowings. The proceeds were reduced by a debt discount of $6.2 million, which was being recognized on the effective interest method over the term of the facility. We recorded expense of $0.5 million in November 2015 to write off the unamortized deferred financing fees associated with the predecessor facility.
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
In addition to the 1% prepayment call premium fee, we expensed $8.1 million to write-off unamortized deferred financing fees and $5.5 million of unamortized original issuer’s discount associated with the Term Loan B and ABL credit facilities. The weighted average interest rate of borrowings outstanding for the twelve-month periods ended October 31, 2016 and 2015 was 5.26% and 1.28%, respectively. We were in compliance with our debt covenants as of October 31, 2016. We expect to realize annual cash interest savings of approximately $11.0 million as a result of the July 29, 2016 refinancing under the Credit Agreement. For additional details of the Credit Agreement, see "Item 1A. Risk Factors" included elsewhere within this Annual Report on Form 10-K.
Analysis of Cash Flow
The following table summarizes our cash flow results for the years ended October 31, 2016, 2015 and 2014:

	Year Ended October 31,
	2016	2015	2014
	(In millions)
Cash flows provided by operating activities	$86.4	$67.1	$20.8
Cash flows (used for) provided by investing activities	$(282.1)	$(160.1)	$74.1
Cash flows provided by (used for) financing activities	$196.4	$(4.6)	$(24.5)
Operating Activities
Cash provided by operating activities increased $19.3 million for the year ended October 31, 2016 compared to the year ended October 31, 2015. A portion of this increase is attributable to the activities of HLP and Woodcraft, acquired in June 2015 and November 2015, respectively. Excluding these acquisitions, our cash receipts increased due to an increase in sales, year-over-year, and more timely collection of receivables. In addition, we invested more in an inventory build in 2015 than in 2016 and we are managing our inventory levels more efficiently in 2016. Partially offsetting the favorable operating cash flow derived from these items is a cash outflow related to interest on our debt.
Cash provided by operating activities increased $46.3 million for the year ended October 31, 2015 compared to the year ended October 31, 2014. To a large extent, this year-over-year change is due to the sale of the Nichols business on April 1, 2014, for which we incurred an operating loss for five months in 2014, resulting in a net loss before the gain on the sale of the business in April 2014, with no comparable activity for fiscal year 2015. As permitted by U.S. GAAP, we combined the Nichols discontinued operations with our continuing operations for cash flow presentation, which resulted in significant changes in working capital items such as inventory, receivables and payables. In addition, the overall increase in operating cash flow in 2015 reflects higher net income, partially attributable to the contribution of HLP for the period from the date of acquisition, June 15, 2015 through October 31, 2015, and increased cash receipts associated with incremental sales. Other items impacting the operating cash flow during 2015 is our investment in inventory, funding of pension commitments and the timing associated with receivable collections and payables.
Working capital was $89.8 million, $70.0 million and $186.2 million as of October 31, 2016, 2015 and 2014, respectively. Working capital was impacted by recent acquisitions, notably the Woodcraft acquisition in 2016, as funds were borrowed to complete the transaction and to pay interest associated with the debt, offsetting favorable cash flow from operations. A decrease in cash on hand in 2015 reflected the use of cash to purchase HLP and to acquire our own treasury stock through our share repurchase program. The overall increase in cash for 2014 reflected the receipt of cash from the sale of Nichols.

Investing Activities
Cash used for investing activities increased $122.0 million for the year ended October 31, 2016 compared to the year ended October 31, 2015. Of this amount, cash used for acquisitions increased $114.2 million reflecting the use of $245.9 million to acquire Woodcraft in 2016 and $131.7 million to acquire HLP in 2015. An incremental increase in cash used to invest in capital expenditures year-over-year was $7.3 million, partially offset by a net decrease of $1.3 million associated with the receipt of insurance proceeds, and a net inflow of $0.8 million of proceeds from the sale of capital assets.
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
At October 31, 2016, we had firm purchase commitments of approximately $2.2 million for the purchase or construction of capital assets. We plan to fund these capital expenditures through cash from operations or borrowings under our revolving credit facility.
Financing Activities
Cash provided by financing activities totaled $196.4 million for 2016 and cash used for financing activities totaled $4.6 million for 2015, a net increase of $201.0 million. For 2016, funds provided resulted from an inflow of cash from net debt borrowings of $209.7 million, partially offset by cash paid for debt issuance costs of $11.4 million, with an additional change of $1.9 million used for other financing activities. For 2015, the net use of cash of $4.6 million resulted from an inflow of cash from net debt borrowings of $49.0 million less $52.7 million used to purchase treasury shares, with a remaining change of $0.9 million attributable to other financing activities. For 2014, we used cash on hand to purchase treasury shares totaling $22.3 million with no significant borrowings under our credit facilities. For the years ended October 31, 2016, 2015 and 2014, we paid dividends to our shareholders of $5.5 million, $5.5 million and $6.0 million, respectively, and received cash from the exercise of employee stock options totaling $3.4 million, $5.1 million and $3.2 million, respectively.
Liquidity Requirements
Our strategy for deploying cash is to invest in organic growth opportunities, develop our infrastructure, make strategic acquisitions and pay cash dividends to our shareholders. We have historically invested cash and cash equivalents in commercial paper with terms of three months or less. To the extent we have excess cash which has not been applied to reduce our outstanding borrowings under our credit facilities, we intend to remain in commercial paper, highly rated money market funds, financial institutions and treasuries following a prudent investment philosophy. From time to time, to prepare for potential disruption in the money markets, we may temporarily move funds into operating bank accounts of highly-rated financial institutions to meet on-going operational liquidity requirements. We did not experience any material losses on our cash and marketable securities investments during the year ended October 31, 2015, and did not have any corresponding investments during the year ended October 31, 2016. We maintain cash balances in foreign countries which totaled $16.3 million and $11.8 million as of October 31, 2016 and 2015. We do not intend to repatriate earnings of our foreign subsidiaries. However, we have capitalized HLP with funds on hand and borrowings under our prior credit facility. We anticipate that we will utilize cash flow from HLP to fund the operation in the United Kingdom and to repay a note arrangement implemented as part of the initial capitalization of the acquisition.
We believe that we have sufficient funds and adequate financial resources available to meet our anticipated liquidity needs. Our cash position has changed due to the acquisitions of HLP and Woodcraft. We expect to use our cash flow from operations to fund operations for the next twelve months and the foreseeable future. We believe these funds should be adequate to provide for our working capital requirements, capital expenditures, and dividends, while continuing to meet our debt service requirements.
Senior Credit Facility
Prior to November 2, 2015, we maintained a Senior Unsecured Revolving Credit Facility (the 2013 Credit Facility) that had a five-year term and permitted aggregate borrowings at any time of up to $150 million, with a letter of credit sub-facility, a swing line sub-facility and a multi-currency sub-facility. Borrowings denominated in United States dollars bore interest at a spread above LIBOR or a base rate derived from the prime rate. Foreign denominated borrowings bore interest at a spread above the LIBOR applicable to such currencies. Subject to customary conditions, we could have requested that the aggregate commitments under the 2013 Credit Facility be increased by up to $100 million, with total commitments not to exceed $250 million.
The 2013 Credit Facility required us to comply with certain financial covenants and limited the amount available for us to borrow based upon consolidated EBITDA, as defined, less the amount of outstanding debt and letters of credit, further subject to our Minimum Interest Coverage Ratio and Maximum Consolidated Leverage Ratio requirements, as defined in the credit agreement. Specifically, we could not permit, on a quarterly basis, our ratio of consolidated EBITDA to consolidated interest expense as defined (Minimum Interest Coverage Ratio), to fall below 3.00:1 or our ratio of consolidated funded debt to consolidated EBITDA, as defined (Maximum Consolidated Leverage Ratio), to exceed 3.25:1. The Maximum Consolidated Leverage Ratio was the ratio of consolidated EBITDA to consolidated interest expense, in each case for the previous four consecutive fiscal quarters. EBITDA was defined by the indenture to include pro forma EBITDA of acquisitions and to exclude certain items such as goodwill and intangible asset impairments and certain other non-cash charges and non-recurring items. Subject to our compliance with the covenant requirements, the amount available under the 2013 Credit Facility was a function of: (1) our trailing twelve month EBITDA; (2) the Minimum Interest Coverage Ratio and Maximum Consolidated Leverage Ratio allowed under the 2013 Credit Facility; and (3) the aggregate amount of our outstanding debt and letters of credit. As of October 31, 2015, we were in compliance with the financial covenants set forth in the 2013 Credit Facility, as indicated in the table below:

	Required		Actual
Minimum Interest Coverage Ratio	No less than	3.00:1	69.71:1
Maximum Consolidated Leverage Ratio	No greater than	3.25:1	0.92:1
As of October 31, 2015, the amount available to us for use under the 2013 Credit Facility was limited to $86.6 million and we had outstanding letters of credit of $5.9 million. The weighted average interest rate on outstanding borrowings during the year ended October 31, 2015 was 1.28%. Our borrowing rates under the Credit Facility were 3.50% and 1.45% for the swing line sub facility and the revolver, respectively, at October 31, 2015.
On November 2, 2015, we refinanced and retired the 2013 Credit Facility by entering into a $310.0 Million Term Loan Credit Agreement and a $100.0 million ABL Credit Agreement (collectively the “2015 Credit Facilities”) with Wells Fargo, National Association, as Agent, and Bank of America, N.A. serving as Syndication Agent. The term loan portion of the 2015 Credit Facilities was to mature on November 2, 2022, and required quarterly principal payments equal to 0.25% of the aggregate borrowings. Interest was computed, at our election, based on a Base Rate plus applicable margin of 4.25%, or LIBOR plus applicable margin of 5.25% (with the stipulation that LIBOR could not be less than 1%). In the event of default, outstanding borrowings would accrue interest at the Default Rate, as defined, whereby the obligations will bear interest at a per annum rate equal to 2% above the total per annum rate otherwise applicable. The term loan provided for incremental term loan commitments for a minimum principal amount of $25.0 million, up to an aggregate amount of $50.0 million, to the extent that such borrowings did not cause the Consolidated Senior Secured Leverage Ratio to exceed 3.00 to 1.00. The term loan agreement permitted prepayment of the term loan of at least an aggregate amount of $5.0 million or any whole multiple of $1.0 million in excess thereof without penalty, except if such prepayment was made on or before November 2, 2016, we would pay a fee equal to 1% of such prepayment. The ABL portion of the 2015 Credit Facilities was to mature on November 2, 2020 with no stated principal repayment terms prior to maturity. Borrowing capacity and availability was determined based upon the dollar equivalent of certain working capital items including receivables and inventory, subject to eligibility as determined by Wells Fargo Bank, National Association, as Administrative Agent, up to the facility maximum of $100.0 million. Interest was computed, at our election, on a grid as the Base Rate plus an Applicable Margin, as defined in the agreement, or LIBOR plus an Applicable Margin.
In addition, the ABL portion of the 2015 Credit Facilities required payment of a commitment fee (unused line fee) ranging from 0.25 to 0.375 percentage points based on a percentage of the maximum revolver usage.
The 2015 Credit Facilities contained restrictive debt covenants which included financial covenants, restrictions on our ability to enter into certain business activities or to make payments, and required periodic reporting, including monthly borrowing base calculations pursuant to the ABL portion of the facility.
On July 29, 2016, we refinanced and retired the 2015 Credit Facilities and entered into a $450.0 million credit agreement comprised of a $150.0 million Term Loan A and a $300.0 million revolving credit facility (collectively, the “Credit Agreement”), with Wells Fargo Bank, National Association, as Agent, Swingline Lender and Issuing Lender, and Bank of America, N.A. serving as Syndication Agent. The Credit Agreement has a five-year term, maturing on July 29, 2021, and requires interest payments calculated, at our election and depending upon our Consolidated Leverage Ratio, at either a Base Rate plus an applicable margin or the LIBOR Rate plus an applicable margin. At the time of the initial borrowing, the applicable rate was LIBOR + 2.00%. In addition, we are subject to commitment fees for the unused portion of the Credit Agreement. The applicable margin and commitment fees range from 0.70% to 2.55%, depending upon the type of loan and consolidated leverage ratio.
The term loan portion of the Credit Agreement requires quarterly principal payments on the last business day of each fiscal quarter in accordance with a stated repayment schedule. Required aggregate principal repayments totaled $9.4 million for the succeeding twelve-month period, and have been included in the accompanying consolidated balance sheet under the caption “Current Maturities of Long-term Debt.” No stated principal payments are required under the revolving credit portion of the Credit Agreement, except upon maturity. If our Consolidated Leverage Ratio is less than 2.25 to 1.00, then we are required to make mandatory prepayments of “excess cash flow” as defined in the agreement.

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
In addition to maintaining these financial covenants, the Credit Agreement also limits our ability to enter into certain business transactions, such as to incur indebtedness or liens, to acquire businesses or dispose of material assets, make restricted payments, pay dividends (limited to $10.0 million per year) and other transactions as further defined in the Credit Agreement. Substantially all of our domestic assets, with the exception of real property, are pledged as collateral for the Credit Agreement.
We utilized the funding from the Credit Agreement, along with additional funding of $16.4 million of cash on hand, to repay outstanding borrowings under the 2015 Credit Facilities of $309.2 million, to pay a 1% prepayment call premium under the Term Loan B portion thereof, to settle outstanding interest accrued under the prior facility, and to pay loan fees associated with the Credit Agreement which totaled $2.8 million. In addition to the 1% prepayment call premium fee, we expensed $8.1 million to write-off unamortized deferred financing fees and $5.5 million of unamortized original issuer’s discount associated with the 2015 Credit Facilities.
Contractual Obligations and Commercial Commitments
The following table summarizes our known contractual obligations and commitments as of October 31, 2016:

	Payments Due by Period
	Total	2017	2018-2019	2020-2021	Thereafter
Contractual Obligations:	(In thousands)
Long-term debt, including interest(1)(2)	$294,398	$15,649	$41,427	$237,322	$—
Capital Leases	3,683	1,609	1,849	225	—
Operating leases(3)	66,940	9,794	16,324	10,270	30,552
Unconditional purchase obligations(4)	11,252	11,252	—	—	—
Total contractual cash obligations(5)	$376,273	$38,304	$59,600	$247,817	$30,552

(1)	Interest on our long-term debt was computed using rates in effect at October 31, 2016.

(2)
Outstanding borrowings under the term loan A portion of the Credit Agreement requires quarterly principal payments with a balloon payment due in July 2021. Outstanding borrowings under the revolving credit facility portion of the Credit Agreement matures in July 2021 with no minimum principal payments due until maturity.

(3)	Operating leases include facilities, light vehicles, forklifts, office equipment and other operating equipment.

(4)	The unconditional purchase obligations consist of commitments to buy miscellaneous parts, inventory, and expenditures related to capital projects in progress.

(5)	This table excludes tax reserves recorded in accordance with ASC Topic 740 “Income Taxes,” as we are unable to reasonably estimate the timing of future cash flows related to these reserves.
During fiscal 2017, we expect to contribute approximately $3.9 million to our pension plan to maintain our 100% funding threshold and maintain minimum contribution requirements. Pension contributions beyond 2017 cannot be determined since the amount of any contribution is heavily dependent on the future economic environment and investment returns on pension plan assets. Obligations are based on current and projected obligations of the plans, performance of the plan assets, if applicable, and any participant contributions. At October 31, 2016, we have recorded a long-term liability for deferred pension and postretirement benefits totaling $8.2 million. We believe the effect of the plans on liquidity is not significant to our overall financial condition.

Our supplemental benefit plan and deferred compensation plan liabilities fluctuate based on changes in the market value of certain equity securities, including our common stock. As of October 31, 2016, our liability under the supplemental benefit plan and the deferred compensation plan was approximately $2.7 million and $3.5 million, respectively.
The following table reflects other commercial commitments or potential cash outflows that may result from a contingent event.

	Amount of Commitment Expiration per Period
	Total	2017	2018-2019	2020-2021	Thereafter
Other Commercial Commitments:	(In thousands)
Standby letters of credit	$5,775	$5,369	$—	$406	$—
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as such term is defined in the rules promulgated by the SEC, that we believe would be material to investors and for which it is reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Effects of Inflation
Although inflation does impact the cost of raw materials, labor and overhead, we are generally able to recover this cost through pricing. The effect of price inflation in the United States in 2016 as compared to prior years has remained relatively low. Furthermore, inflation on labor rates has been relatively consistent when comparing 2016 to 2015. Therefore, we believe inflation has not had a significant effect on our earnings or financial position.
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
Allowance for Doubtful Accounts
We record trade accounts receivable at billed amounts, less an allowance for doubtful accounts. This allowance is established to estimate the risk of loss associated with our trade receivables which may arise due to the inability of our customers to pay or due to changes in circumstances. The allowance is maintained at a level that we consider appropriate based on factors that affect collectability, including: (a) historical trends of write-offs, recoveries and credit losses; (b) the credit quality of our customers; and (c) projected economic and market conditions. Different assumptions or changes in economic circumstances could result in changes to the allowance. Our historical bad debt expense for the fiscal year has approximated 0.1% of sales for the years ended October 31, 2016, 2015 and 2014. If bad debt expense increased by 1% of net sales, the impact on operating results for these years would have been an increase in net loss of $3.1 million, a decrease in net income of $4.4 million, and a decrease in net income of $3.6 million, respectively.

Business Combinations - Contingencies
We apply the acquisition method of accounting for business combinations in accordance with U.S. GAAP, which requires us to make use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the net assets and liabilities acquired. We use established valuation techniques and engage reputable valuation specialists to assist us with these valuations. However, there is a risk that we may not identify all pre-acquisition contingencies or that our estimates may not reflect the actual results when realized. We utilize a reasonable measurement period to record any adjustment related to the opening balance sheet (generally, less than one year). After the measurement period, changes to the opening balance sheet can result in the recognition of income or expense as period costs. To the extent these items stem from contingencies that existed at the balance sheet date, but are contingent upon the realization of future events, the cost is charged to expense at the time the future event becomes known. For example, we determined the value of an earn-out provision related to the HLP acquisition which is payable to the former owner based on a specified EBITDA percentage, for the twelve-month period ended July 31, 2016. We used a probability-weighted estimate to value this liability, discounted using our incremental borrowing rate. We recognized the change in this liability as income/expense over time to reflect the time value of money and changes in the probability weighting as to when the former owner would elect a measurement period pay-out. If our purchase accounting estimates are not correct, or if we do not recognize contingent liabilities within the measurement period, we may incur losses.
Impairment or Disposal of Long-Lived Assets
Property, Plant and Equipment and Intangible Assets with Defined Lives
We make judgments and estimates in conjunction with the carrying value of our long-term assets, including property, plant and equipment, and identifiable intangibles. These judgments may include the basis for capitalization, depreciation and amortization methods and the useful lives of the underlying assets. In accordance with U.S. GAAP, we review the carrying values of these assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We determine that the carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value exceeds the sum of the undiscounted cash flows and after considering alternate uses for the asset, an impairment charge would be recorded in the period in which such review is performed. We measure the impairment loss as the amount by which the carrying amount of the long-lived asset exceeds its fair value. Fair value is determined by reference to quoted market prices in active markets, if available, or by calculating the discounted cash flows associated with the use and eventual disposition of the asset. Therefore, if there are indicators of impairment, we are required to make long-term forecasts of our future revenues and costs related to the assets subject to review. Forecasts require assumptions about demand for our products and future market conditions. Although there may be no indicators of impairment in the current period, unanticipated changes to assumptions or circumstances in future periods could result in an impairment charge in the period of the change. For the year ended October 31, 2014, we recorded asset impairment charges related to an asset held for sale as part of continuing operations totaling $0.5 million. No impairment charges were incurred with regard to our property, plant and equipment for the years ended October 31, 2016 and 2015.
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
During October 2016, we determined that a triggering event occurred which necessitated a review of our long-term assets as prescribed above (expected reduction in volume for our United States vinyl business). Based on an undiscounted cash flow analysis, we determined that our property, plant and equipment and defined-lived intangible assets were not impaired. However, we recorded a change in accounting estimate associated with shortening the remaining useful lives of certain property, plant and equipment to be retired as part of the announced closure of several plants. We expect to recognize incremental depreciation expense of $1.6 million in 2017 as a result of this change in estimate. In addition, we shortened the life of several defined-lived intangible assets, which will result in the recognition of incremental amortization expense of $1.0 million for the year ended October 31, 2017.

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
As of our annual testing date, August 31, 2016, we had six reporting units with goodwill balances: three reporting units included in our NA Engineered Components operating segment, two reporting units included in our EU Engineered Components operating segment, and one reporting unit included in our NA Cabinet Components operating segment. Of the reporting units in our NA Engineered Components operating segment, we determined that the fair value of two of the reporting units well exceeded their respective book values (152% and 336%). However, one reporting unit, our United States vinyl extrusion business, recorded an impairment charge of $12.6 million, representing 100% of the remaining goodwill for this reporting unit. The impairment was the result of the anticipated loss of volume from a large customer over the forecast period of five years. Of the two reporting units included in our EU Engineered Components operating segment, we determined that the fair value of these units well exceeded their respective book values (35% and 42%). For the reporting unit included in our NA Cabinet Components operating segment, we determined the fair value of the unit exceeded the carrying value by 7%.
Restructuring
We account for restructuring costs in accordance with U.S. GAAP, whereby we accrue for one-time severance benefits pursuant to an approved plan of restructuring at the communication date, when affected employees have been notified of the potential severance and sufficient information has been provided for the employee to calculate severance benefits, in the event the employee is involuntarily terminated. In addition, we accrue costs associated with the termination of contractual commitments including operating leases at the time the lease is terminated pursuant to the lease provisions or in accordance with another agreement with the landlord. Otherwise, we continue to recognize operating lease expense through the cease-use date. After the cease-use date, we determine if our operating lease payments are at market. We assume sublet of the facility at the market rate. To the extent our lease obligations exceed the fair value rentals, we discount to arrive at the present value and record a liability. If the facility is not sublet, we expense the amount of the sublet in the current period until sublet. For other costs directly related to the restructuring effort, such as equipment moving costs, we expense in the period incurred.
In October 2016, we announced the closure of three operating plants, two related to our United States vinyl operations, and one related to our kitchen and bathroom cabinet door business in Mexico. We expensed $0.5 million pursuant to these restructuring efforts as of October 31, 2016, including an accrual for one-time severance cost of $0.4 million included in accrued liabilities in the accompanying consolidated balance sheet.  Our facility lease obligations were deemed to be at fair market value and we have not yet negotiated exit from these lease obligations. We expect to incur costs related to equipment moves, potential fixed asset retirements and inventory adjustments related to these restructuring efforts during fiscal 2017.

Income Taxes
We operate in various jurisdictions and therefore our income tax expense relates to income taxes in the United States, United Kingdom, Canada, Mexico and Germany, as well as local and state income taxes. We recognize the effect of a change in tax rates in the period of the change. We record the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and the amounts reported in our consolidated balance sheets, as well as net operating losses and tax credit carry forward. We evaluate the carrying value of our net deferred tax assets and determine if our business will generate sufficient future taxable income to realize the net deferred tax assets. We perform this review for recoverability on a jurisdictional basis, whereby we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence can be objectively verified. We evaluate recoverability based on an estimate of future taxable income using the long-term forecasts we use to evaluate long-lived assets, goodwill and intangible assets for impairment, taking into consideration the future reversal of existing taxable temporary differences and reviewing our current financial operations. In the event that our estimates and assumptions indicate we will not generate sufficient future taxable income to realize our deferred tax assets, we will record a valuation allowance, to the extent indicated, to reduce our deferred tax assets to their realizable value.
Annually, we evaluate our tax positions to determine if there have been any changes in uncertain tax positions or if there has been a lapse in the statute of limitations with regards to such positions. During 2015, we reassessed and recognized our uncertain tax position with regard to our spin-off from our former parent in 2008, as a result of a no change letter received from the Internal Revenue Service in conjunction with an audit of our tax filings for the years ended October 31, 2012 and 2011. This recognition reduced the liability for uncertain tax positions by $4.0 million. Our liability for uncertain tax positions at October 31, 2016 and 2015 totaled $0.6 million and related to certain state tax items regarding the interpretation of tax laws and regulations.
We believe we will have sufficient taxable income in the future to fully utilize our unreserved deferred tax assets recorded as of October 31, 2016. There is a risk that our estimates related to the future use of loss carry forwards and our ability to realize our deferred tax assets may not come to fruition, and that the results could materially impact our financial position and results of operations. In addition, we have recorded the benefit associated with the “patent box” deduction in the United Kingdom with regard to our operations at HLP. We believe that it is more likely than not that our deduction with regard to this position would be sustained upon examination. Our deferred tax assets at October 31, 2016 and 2015 totaled $35.3 million and $34.9 million, respectively, against which we had recorded a valuation allowance of $1.3 million and $1.1 million, respectively.
Insurance
We manage our costs of workers’ compensation, group medical, property, casualty and other liability exposures through a combination of self-insurance retentions and insurance coverage with third-party carriers. Liabilities associated with our portion of this exposure are not discounted. We estimate our exposure by considering various factors which may include: (1) historical claims experience, (2) severity factors, (3) estimated claims incurred but not reported and (4) loss development factors, which are used to estimate how claims will develop over time until settled or closed. While we consider a number of factors in preparing our estimate of risk exposure, we must use our judgment to determine the amounts to accrue in our financial statements. Actual claims can differ significantly from estimated liabilities if future claims experience differs from historical experience, and if we determine that our assumptions used for analysis or our development factors are flawed. We do not recognize insurance recoveries until any contingencies relating to the claim have been resolved.
Inventory
We record inventory at the lower of cost or market value. Inventories are valued using the first-in first-out (FIFO) and last-in first-out (LIFO) methods. We use the dollar-value link chain LIFO method, and the LIFO reserve is calculated on a consolidated basis in a single consolidated pool. We recorded a benefit associated with the change in the LIFO reserve of approximately $0.3 million for the year ended October 31, 2016 and less than $0.1 million for each of the years ended October 31, 2015 and 2014. When we integrate acquisitions into our business we may value inventory utilizing either the LIFO or FIFO basis. Fixed costs related to excess manufacturing capacity have been expensed in the period, and therefore, are not capitalized into inventory. Inventory quantities are regularly reviewed and provisions for excess or obsolete inventory are recorded primarily based on our forecast of future demand and market conditions. Significant unanticipated changes to our forecasts or changes in the net realizable value of our inventory would require a change in the provision for excess or obsolete inventory. For the years ended October 31, 2016, 2015 and 2014, our inventory reserves excluding the LIFO reserve, are approximately 6%, 10%, and 7% of gross inventory, respectively. Assuming an increase in obsolescence equal to 1% of inventory, net loss from continuing operations would have been increased by $0.3 million in 2016, and net income would have been reduced by $0.5 million and $0.4 million for the years ended October 31, 2015 and 2014, respectively.

Retirement Plans
We sponsor a defined benefit pension plan and an unfunded postretirement plan that provides health care and life insurance benefits for a limited pool of eligible retirees and dependents. The measurement of liabilities related to these plans is based on our assumptions related to future events, including expected return on plan assets, rate of compensation increases, and healthcare cost trend rates. The discount rate reflects the rate at which benefits could be effectively settled on the measurement date. We determine our discount rate using a RATE: Link Model whereby target yields are developed from bonds across a range of maturity points, and a curve is fitted to those targets. Spot rates (zero coupon bond yields) are developed from the curve and used to discount benefit payments associated with each future year. This model assumes spot rates will remain level beyond the 30-year point. We determine the present value of plan benefits by applying the discount rates to projected benefit cash flows. Actual pension plan asset investment performance, as well as other economic experience such as discount rate and demographic experience, will either reduce or increase unamortized pension losses at the end of any fiscal year, which ultimately affects future pension costs.
The effects of the decrease in selected assumptions, assuming no changes in benefit levels and no amortization of gains or losses for the pension plans in fiscal 2016, is shown below:

	Increase in Projected Benefit Obligation	Increase in Net Periodic Benefit Cost
Changes in Assumptions:	(Dollar amounts in thousands)
1% decrease in discount rate	$3,280	$355
1% decrease in expected long-term rate of return on plan assets	N/A	$281
As of October 31, 2016, our projected benefit obligation (PBO) and accumulated benefit obligation (ABO) exceeded the fair value of the plan assets by $7.7 million and $6.5 million, respectively. As a comparison, our PBO and ABO exceeded the fair value of plan assets by $4.9 million and $4.2 million, respectively, as of October 31, 2015. During fiscal 2016, we contributed $3.7 million to the pension plan to continue to target a 100% funding threshold and to meet minimum contribution requirements. We expect to continue to fund at this level for fiscal 2017. Expected contributions are dependent on many variables, including the variability of the market value of the assets as compared to the obligation and other market or regulatory conditions. In addition, we take into consideration our business investment opportunities and our cash requirements. Accordingly, actual funding may differ greatly from current estimates.
Under U.S. GAAP, we are not required to immediately recognize the effects of a deviation between actual and assumed experience under our pension plan, or to revise our estimate as a result. This approach allows the favorable and unfavorable effects that fall within an acceptable range to be netted and disclosed as an unrecognized gain or loss. As of October 31, 2016 and 2015, a net actuarial loss of $8.7 million and $5.5 million, respectively, was included in our accumulated other comprehensive income (loss). There were no net prior service costs or transition obligations for the years ended October 31, 2016 and 2015. The effect on fiscal years after 2016 will depend on the actual experience of the plans.
Mortality assumptions used to determine the obligations for our pension plans are based on the RP-2006 base mortality table with MP-2016 mortality improvement scale.

Stock-Based Compensation
We have issued stock-based compensation in the form of stock options to directors, employees and officers, and non-vested restricted stock awards to certain key employees and officers. We apply the provisions of ASC Topic 718 “Compensation - Stock Compensation” (ASC 718), to determine the fair value of stock option awards on the date of grant using the Black-Scholes valuation model. We recognize the fair value as compensation expense on a straight-line basis over the requisite service period of the award based on awards ultimately expected to vest. Stock options granted to directors vest immediately while the stock options granted to our employees and officers typically vest ratably over a three-year period with service and continued employment as the vesting conditions. For new option grants to retirement-eligible employees, we recognize expense and vest immediately upon grant, consistent with the retirement vesting acceleration provisions of these grants. For employees near retirement age, we amortize such grants over the period from the grant date to the retirement-eligibility date if such period is shorter than the standard vesting schedule. For grants of non-vested restricted stock, we calculate the compensation expense at the grant date as the number of shares granted multiplied by the closing stock price of our common stock on the date of grant. This expense is recognized ratably over the vesting period. Our non-vested restricted stock grants to officers and employees cliff vest over a three-year period with service and continued employment as the only vesting criteria. Our fair value determination of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behavior over the expected term, our dividend rate, risk-free rate and expectation with regards to forfeitures. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, the valuation models may not provide an accurate measure of the fair value of our employee stock options. Accordingly, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.
We have granted other awards which are linked to the performance of our common stock, but will settle in cash rather than the issuance of shares of our common stock. The value of these awards fluctuates with changes in our stock price, with the resulting gains or losses reflected in the period of the change. We have recorded current and non-current liabilities related to these awards reflected in our consolidated balance sheets at October 31, 2016 and 2015, included elsewhere within this Annual Report on Form 10-K.
In addition, we have granted performance share awards which settle in cash and shares. These awards have vesting criteria based on a market condition (relative total shareholder return) and an internal performance condition (earnings per share growth). We utilize a Monte Carlo simulation model to value the market condition and our stock price on the date of grant to value the internal performance condition. We bifurcate the liability and equity portion of the awards (amounts expected to settle in cash and shares, respectively) and recognize expense ratably over the vesting period of three years. We estimate that the performance measures will be met and shares will vest at target until the year of settlement (third year of cliff vesting). For the year ended October 31, 2016, we expect 135,100 shares to vest, of which 67,550 will be settled in shares and 67,550 will be settled in cash.
Recent Accounting Pronouncements
In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. This amendment is intended to reduce diversity in practice as to how certain cash receipts and cash payments are presented and classified in the statement of cash flows by providing guidance for several specific cash flow issues. This guidance becomes effective for fiscal years beginning after December 15, 2017 and, therefore, we will adopt this pronouncement in fiscal 2019. We are currently evaluating the impact of this pronouncement on our consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326). This amendment replaces the incurred loss impairment methodology in current U.S. GAAP and requires that financial assets be measured on an amortized cost basis and presented at the net amount expected to be collected. This new methodology reflects expected credit losses (rather than probable credit losses) and requires consideration of a broader range of supportable information when determining these estimated credit losses, including relevant experience, current conditions and supportable forecasts to determine collectability. In addition, the amendment provides guidance with regard to the use of an allowance for credit losses for purchased financial assets and available-for-sale debt securities. This amendment becomes effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. We expect to adopt this amendment during fiscal 2021, with no material impact on our consolidated financial statements.
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
In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The amendments require recognition of adjustments to estimated amounts that are identified during the measurement period in the reporting period in which adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. The amendments also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date. This guidance becomes effective for fiscal years beginning after December 15, 2015. We expect to adopt this pronouncement in fiscal 2017 with no significant impact on our consolidated financial statements.
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
In June 2014, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period. This amendment requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition that affects vesting or as a nonvesting condition that affects the grant-date fair value of an award, and provides explicit guidance for those awards. This guidance becomes effective for fiscal years beginning on or after December 15, 2015.  We expect to adopt this guidance during fiscal 2017 with no significant impact on our consolidated financial statements.
Revenue Recognition
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This guidance prescribes a methodology to determine when revenue is recognizable and constitutes a principles-based approach to revenue recognition based on the consideration to which the entity expects to be entitled in exchange for goods or services.  In addition, this guidance requires additional disclosure in the notes to the financial statements with regard to the methodology applied.  This pronouncement will essentially supersede and replace existing revenue recognition rules in U.S. GAAP, including industry-specific guidance.  In July 2015, the FASB issued ASU 2015-14 to defer implementation of this guidance to annual reporting periods beginning after December

15, 2017. ASU 2014-09 has been further amended by the following items, which we intend to implement concurrently during fiscal 2019:

•
ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations. This amendment is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations.

•
ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing. This amendment is intended to clarify the identification of performance obligations and the licensing implementation guidance.

•
ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients. This update provides clarifying guidance in certain narrow areas and adds some practical expedients.

We expect to adopt this guidance in fiscal 2019. We are currently evaluating the impact on our consolidated financial statements.

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
Interest Rate Risk
Our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Based upon the balances of the variable rate debt at October 31, 2016, a hypothetical 1.0% increase or decrease in interest rates could result in approximately $2.7 million of additional pre-tax charges or credit to our operating results. This sensitivity pertains primarily to our outstanding Term Loan A and revolving credit facility borrowings outstanding under the Credit Agreement as of October 31, 2016.
Foreign Currency Rate Risk
Our international operations have exposure to foreign currency rate risks, primarily due to fluctuations in the Euro, the British Pound Sterling and the Canadian Dollar. From time to time, we enter into foreign exchange contracts associated with our operations to manage a portion of the foreign currency rate risk.
The notional and fair market values of these positions at October 31, 2016 and 2015, were as follows:

		Notional as indicated		Fair Value in $
		October 31, 2016	October 31, 2015	October 31, 2016	October 31, 2015
Foreign currency exchange derivatives:		(In thousands)
Sell EUR, Buy USD	EUR	5,251	8,076	$(79)	$37
Sell CAD, Buy USD	CAD	186	280	1	1
Sell GBP, Buy USD	GBP	187	226	(1)	3
Buy EUR, Sell GBP	EUR	130	2	1	—
Buy USD, Sell EUR	USD	1	—	—	—
Buy EUR, Sell USD	EUR	—	807	—	3
At October 31, 2016 and 2015, we held foreign currency derivative contracts hedging cross-border intercompany and commercial activity for our insulating glass spacer business. Although these derivatives hedge our exposure to fluctuations in foreign currency rates, we do not apply hedge accounting and therefore, the change in the fair value of these foreign currency derivatives is recorded directly to other income and expense in the accompanying consolidated statements of income (loss). To the extent the gain or loss on the derivative instrument offsets the gain or loss from the remeasurement of the underlying foreign currency balance, changes in exchange rates should have no effect. See Note 13, "Derivative Instruments", contained elsewhere herein this Annual Report on Form 10-K.

We currently have an unhedged foreign currency position associated with the debt borrowed to facilitate the HLP acquisition. For the year ended October 31, 2016, we recorded an unrealized loss of $5.2 million, partially offset by a realized gain of $0.2 million, and for the period from June 16, 2015 through October 31, 2015, we recorded a realized loss of $0.2 million, partially offset by an unrealized gain of $0.1 million at HLP related to this foreign currency exposure.
In July 2016, the United Kingdom voted to exit the European Union (commonly referred to as “Brexit”), which has impacted the valuation of the British Pound Sterling relative to other currencies used in our business, including our reporting currency, the United States Dollar. Although we do not know the long-term effects of this change, our operations have been impacted somewhat primarily with regard to the cost of materials purchased by our British subsidiaries from suppliers outside the United Kingdom. We continue to monitor our exposure to changes in exchange rates.
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
Similarly, Woodcraft includes a surcharge provision in the majority of its customer arrangements to insulate against significant fluctuations in the price for various hardwood products used as the primary raw material for kitchen and bathroom cabinet doors. Like our vinyl extrusion business, we are exposed to short-term volatility in wood prices due to a lag in the timing of price updates which generally could extend for up to three months.
From time to time, in the normal course of business, we may enter into firm price sales commitments with customers in which aluminum is an integral fabrication input. In an effort to protect cost of sales from the effects of changing prices of aluminum, we enter into firm price raw material purchase commitments, which are designated as "normal purchases" under Accounting Standards Codification Topic 815, "Derivatives and Hedging." As a result, firm price sales commitments are matched with firm price raw material purchase commitments so that changes in aluminum prices should have no effect. While we consider the derivative contracts to provide an economic hedge against changes in aluminum prices, the derivatives have not been designated as hedges in accordance with ASC 815 for accounting purposes. As such, any mark-to-market net gain or loss is recorded as a period cost with the offsetting amount reflected as an asset or liability on the balance sheet. During the year ended October 31, 2016, we incurred a gain of less than $0.1 million on a forward purchase contract with a notional amount of approximately 1.4 million pounds of aluminum. There are no contracts outstanding as of October 31, 2016, and there were no such contracts utilized during the year ended October 31, 2015. For additional details, see Note 13, "Derivative Instruments," contained elsewhere herein this Annual Report on Form 10-K.

Item 8. Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS

Quanex Building Products Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Quanex Building Products Corporation

We have audited the accompanying consolidated balance sheets of Quanex Building Products Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of October 31, 2016 and 2015, and the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quanex Building Products Corporation and subsidiaries as of October 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of October 31, 2016, based on the criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 16, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

As discussed in Note 21 to the consolidated financial statements, the Company adopted new accounting guidance on November 1, 2015 on a retrospective basis related to the presentation of deferred income taxes. Our opinion is not modified with respect to this matter.

/s/ GRANT THORNTON LLP

Houston, Texas
December 16, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Quanex Building Products Corporation
We have audited the internal control over financial reporting of Quanex Building Products Corporation (a Delaware corporation) and subsidiaries (collectively, the “Company”) as of October 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended October 31, 2016, and our report dated December 16, 2016 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Houston, Texas
December 16, 2016

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2016 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on this assessment, management has concluded that, as of October 31, 2016, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles based on such criteria.
Grant Thornton LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 47.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED BALANCE SHEETS
As of October 31, 2016 and 2015

	October 31,
	2016	2015
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$25,526	$23,125
Accounts receivable, net of allowance for doubtful accounts of $251 and $673 (Note 3)	83,625	64,080
Inventories, net (Note 4)	84,335	63,029
Prepaid and other current assets	10,488	7,992
Total current assets	203,974	158,226
Property, plant and equipment, net of accumulated depreciation of $245,128 and $217,512 (Note 5)	198,497	140,672
Deferred income taxes (Note 11)	—	8,783
Goodwill (Note 6)	217,035	129,770
Intangible assets, net (Note 6)	154,180	120,810
Other assets	6,667	7,255
Total assets	$780,353	$565,516
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$47,781	$47,778
Accrued liabilities (Note 7)	55,101	37,364
Income taxes payable (Note 11)	732	747
Current maturities of long-term debt (Note 8)	10,520	2,359
Total current liabilities	114,134	88,248
Long-term debt (Note 8)	259,011	53,767
Deferred pension and postretirement benefits (Note 9)	8,167	5,701
Deferred income taxes (Note 11)	18,322	—
Liability for uncertain tax positions (Note 11)	579	564
Other liabilities	12,309	21,941
Total liabilities	412,522	170,221
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, no par value, shares authorized 1,000,000; issued and outstanding - none	—	—
Common stock, $0.01 par value, shares authorized 125,000,000; issued 37,560,249 and 37,609,563 respectively; outstanding 34,220,496 and 33,962,460, respectively	376	376
Additional paid-in-capital	254,540	250,937
Retained earnings	214,047	222,138
Accumulated other comprehensive loss	(38,765)	(10,049)
Less: Treasury stock at cost, 3,339,753 and 3,647,103 shares, respectively	(62,367)	(68,107)
Total stockholders’ equity	367,831	395,295
Total liabilities and stockholders' equity	$780,353	$565,516
See notes to consolidated financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
For the Years Ended October 31, 2016, 2015 and 2014

	Year Ended October 31,
	2016	2015	2014
	(In thousands, except per share amounts)
Net sales	$928,184	$645,528	$595,384
Cost and expenses:
Cost of sales (excluding depreciation and amortization)	710,644	499,097	464,584
Selling, general and administrative	114,910	86,536	82,150
Restructuring charges	529	—	—
Depreciation and amortization	53,146	35,220	33,869
Asset impairment charges	12,602	—	505
Operating income	36,353	24,675	14,276
Non-operating (expense) income:
Interest expense	(36,498)	(991)	(562)
Other, net	(5,479)	(531)	92
(Loss) income from continuing operations before income taxes	(5,624)	23,153	13,806
Income tax benefit (expense)	3,765	(7,539)	(5,468)
(Loss) income from continuing operations	(1,859)	15,614	$8,338
Income from discontinued operations, net of tax of $0, $300, and $13,115, respectively	—	479	20,896
Net (loss) income	$(1,859)	$16,093	$29,234

Basic (loss) earnings per common share:
(Loss) earnings from continuing operations	$(0.05)	$0.46	$0.22
Earnings from discontinued operations	—	0.01	0.57
Basic (loss) earnings per share	$(0.05)	$0.47	$0.79

Diluted (loss) earnings per common share:
(Loss) earnings from continuing operations	$(0.05)	$0.46	$0.22
Earnings from discontinued operations	—	0.01	0.56
Diluted (loss) earnings per share	$(0.05)	$0.47	$0.78

Weighted-average common shares outstanding:
Basic	33,876	33,993	37,128
Diluted	33,876	34,502	37,679

Cash dividends per share	$0.16	$0.16	$0.16

See notes to consolidated financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended October 31, 2016, 2015 and 2014

	Year Ended October 31,
	2016	2015	2014
	(In thousands)
Net (loss) income	$(1,859)	$16,093	$29,234
Other comprehensive loss:
Foreign currency translation adjustments loss (pretax)	(26,838)	(3,595)	(1,840)
Foreign currency translation adjustments tax benefit	—	—	14
Change in pension from net unamortized loss (pretax)	(2,864)	(1,280)	(2,474)
Change in pension from net unamortized loss tax benefit	986	534	992
Total other comprehensive loss, net of tax	(28,716)	(4,341)	(3,308)
Comprehensive (loss) income	$(30,575)	$11,752	$25,926

See notes to consolidated financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Years Ended October 31, 2016, 2015 and 2014

	Common Stock				Accumulated	Treasury Stock		Total
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Shares	Amount	Stockholders’ Equity
	(In thousands, except share amounts)
Balance at October 31, 2013	37,653,639	$377	$247,642	$177,456	$(2,400)	(488,385)	$(6,881)	$416,194
Net income	—	—	—	29,234	—	—	—	29,234
Foreign currency translation adjustment (net of taxes of $14)	—	—	—	—	(1,826)	—	—	(1,826)
Change in pension from net unamortized gain (net of taxes of $992)	—	—	—	—	(1,482)	—	—	(1,482)
Common dividends ($0.16 per share)	—	—	—	(5,992)	—	—	—	(5,992)
Treasury shares purchased, at cost	—	—	—	—	—	(1,316,326)	(24,239)	(24,239)
Expense related to stock-based compensation	—	—	3,925	—	—	—	—	3,925
Stock options exercised	—	—	(1,071)	—	—	306,611	4,320	3,249
Tax benefit from share-based compensation	—	—	400	—	—	—	—	400
Restricted stock awards granted	3,000	—	(1,133)	—	—	80,400	1,133	—
Recognition of unrecognized tax benefit	—	—	—	1,629	—	—	—	1,629
Other	(24,607)	(1)	(163)	(8)	—	—	—	(172)
Balance at October 31, 2014	37,632,032	$376	$249,600	$202,319	$(5,708)	(1,417,700)	$(25,667)	$420,920
Net income	—	—	—	16,093	—	—	—	16,093
Foreign currency translation adjustment	—	—	—	—	(3,595)	—	—	(3,595)
Change in pension from net unamortized gain (net of tax benefit of $534)	—	—	—	—	(746)	—	—	(746)
Common dividends ($0.16 per share)	—	—	—	(5,515)	—	—	—	(5,515)
Treasury shares purchased, at cost	—	—	—	—	—	(2,675,903)	(50,761)	(50,761)
Expense related to stock-based compensation	—	—	4,266	—	—	—	—	4,266
Stock options exercised	—	—	(282)	(719)	—	327,700	6,110	5,109
Tax benefit from share-based compensation	—	—	(283)	—	—	—	—	(283)
Restricted stock awards granted	—	—	(2,211)	—	—	118,800	2,211	—
Recognition of unrecognized tax benefit	—	—	—	10,003	—	—	—	10,003
Other	(22,469)	—	(153)	(43)	—	—	—	(196)
Balance at October 31, 2015	37,609,563	$376	$250,937	$222,138	$(10,049)	(3,647,103)	$(68,107)	$395,295
Net loss	—	—	—	(1,859)	—	—	—	(1,859)
Foreign currency translation adjustment	—	—	—	—	(26,838)	—	—	(26,838)
Change in pension from net unamortized loss (net of tax benefit of $986)	—	—	—	—	(1,878)	—	—	(1,878)
Common dividends ($0.16 per share)	—	—	—	(5,470)	—	—	—	(5,470)
Expense related to stock-based compensation	—	—	6,089	—	—	—	—	6,089
Stock options exercised	—	—	(106)	(637)	—	221,850	4,143	3,400
Tax benefit from share-based compensation	—	—	(146)	—	—	—	—	(146)
Restricted stock awards granted	—	—	(1,591)	(6)	—	85,500	1,597	—
Other	(49,314)	—	(643)	(119)	—	—	—	(762)
Balance at October 31, 2016	37,560,249	$376	$254,540	$214,047	$(38,765)	(3,339,753)	$(62,367)	$367,831
See notes to consolidated financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
For the Years Ended October 31, 2016, 2015 and 2014

	Year Ended October 31,
	2016	2015	2014
	(In thousands)
Operating activities:
Net (loss) income	$(1,859)	$16,093	$29,234
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	53,146	35,220	36,910
(Gain) loss on disposition of capital assets	(20)	495	586
Stock-based compensation	6,089	4,266	3,925
Deferred income tax	(8,469)	5,204	14,246
Excess tax benefit from share-based compensation	(136)	(60)	(654)
Charge for deferred loan costs and debt discount	16,022	—	—
Asset impairment charges	12,602	—	1,007
Gain on sale of discontinued operations	—	—	(39,122)
Gain on involuntary conversion	—	(1,263)	(2,408)
Other, net	339	(19)	2,105
Changes in assets and liabilities, net of effects from acquisitions:
Decrease in accounts receivable	796	2,668	484
Decrease (increase) in inventory	5,346	9,805	(25,650)
Decrease (increase) in other current assets	2,503	(1,304)	(1,098)
(Decrease) increase in accounts payable	(2,273)	(2,862)	12,842
Increase (decrease) in accrued liabilities	1,246	(576)	(6,871)
(Decrease) increase in income taxes	(365)	369	866
Increase (decrease) in deferred pension and postretirement benefits	588	(372)	(347)
Increase (decrease) in other long-term liabilities	956	(283)	(2,172)
Other, net	(93)	(294)	(3,105)
Cash provided by operating activities	86,418	67,087	20,778
Investing activities:
Net proceeds from sale of discontinued operations	—	—	107,431
Acquisitions, net of cash acquired	(245,904)	(131,689)	(5,161)
Capital expenditures	(37,243)	(29,982)	(33,779)
Proceeds from disposition of capital assets	1,044	264	832
Proceeds from property insurance claim	—	1,263	4,801
Cash (used for) provided by investing activities	(282,103)	(160,144)	74,124
Financing activities:
Borrowings under credit facility	634,800	117,000	—
Repayments of credit facility borrowings	(422,875)	(67,000)	—
Debt issuance costs	(11,435)	(496)	—
Repayments of other long-term debt	(2,185)	(1,020)	(175)
Common stock dividends paid	(5,470)	(5,515)	(5,992)
Issuance of common stock	3,400	5,109	3,249
Excess tax benefit from share-based compensation	136	60	654
Purchase of treasury stock	—	(52,719)	(22,281)
Other, net	—	—	86
Cash provided by (used for) financing activities	196,371	(4,581)	(24,459)
Effect of exchange rate changes on cash and cash equivalents	1,715	379	207
Increase (decrease) in cash and cash equivalents	2,401	(97,259)	70,650
Cash and cash equivalents at beginning of period	23,125	120,384	49,734
Cash and cash equivalents at end of period	$25,526	$23,125	$120,384
See notes to consolidated financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations, Basis of Presentation and Significant Accounting Policies
Nature of Operations
Quanex Building Products Corporation is a component supplier to original equipment manufacturers (OEMs) in the building products industry. These components can be categorized as window and door (fenestration) components and kitchen and bath cabinet components. Examples of fenestration components include: (1) energy-efficient flexible insulating glass spacers, (2) extruded vinyl profiles, (3) window and door screens, and (4) precision-formed metal and wood products. We also manufacture cabinet doors and other components for OEMs in the kitchen and bathroom cabinet industry. In addition, we provide certain other non-fenestration components and products, which include solar panel sealants, wood flooring, trim moldings, vinyl decking, fencing, water retention barriers, and conservatory roof components. We have organized our business into three reportable operating segments. For additional discussion of our reportable operating segments, see Note 18, "Segment Information." We use low-cost production processes and engineering expertise to provide our customers with specialized products for their specific window, door, and cabinet applications. We believe these capabilities provide us with unique competitive advantages. We serve a primary customer base in North America and the United Kingdom, and also serve customers in international markets through our operating plants in the United Kingdom and Germany, as well as through sales and marketing efforts in other countries.
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
Use of Estimates
In preparing financial statements, we make informed judgments and estimates that affect the reported amounts of assets and liabilities as of the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting period. We review our estimates on an ongoing basis, including those related to impairment of long lived assets and goodwill, contingencies and income taxes. Changes in facts and circumstances may result in revised estimates and actual results may differ from these estimates. During the year ended October 31, 2016, we recorded a change in estimate related to certain assets involved in restructuring activities, as more fully described under the caption "Restructuring."
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Concentration of Credit Risk and Allowance for Doubtful Accounts
Certain of our businesses or product lines are largely dependent on a relatively few large customers. Although we believe we have an extensive customer base, the loss of one of these large customers or if such customers were to incur a prolonged period of decline in business, our financial condition and results of operations could be adversely affected. For the year ended October 31, 2016, one customer provided 10% of our consolidated net sales. Amounts included in accounts receivable at October 31, 2016 related to this customer totaled $5.9 million. Each of two customers provided more than 10% of our consolidated net sales for the year ended October 31, 2015 (11% and 14%) and each of two customers provided more than 10% of our consolidated net sales for the year ended October 31, 2014 (11% and 15%). Amounts included in accounts receivable at October 31, 2015 related to these customers totaled $8.3 million and $5.0 million, respectively.
We have established an allowance for doubtful accounts to estimate the risk of loss associated with our accounts receivable balances. Our policy for determining the allowance is based on factors that affect collectability, including: (a) historical trends of write-offs, recoveries and credit losses; (b) the credit quality of our customers; and (c) projected economic and market conditions. We believe our allowance is adequate to absorb any known or probable losses as of October 31, 2016.
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
Long-Lived Assets
Property, Plant and Equipment and Intangible Assets with Defined Lives
We make judgments and estimates related to the carrying value of property, plant and equipment, intangible assets with defined lives, and long-lived assets, which include determining when to capitalize costs, the depreciation and amortization methods to use and the useful lives of these assets. We evaluate these assets for impairment when there are indicators that the carrying values of these assets might not be recoverable. Such indicators of impairment may include changes in technology, significant market fluctuations, historical losses or loss of a significant customer, or other changes in circumstances that could affect the assets’ ability to generate future cash flows. When we evaluate these assets for impairment, we compare the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset to its carrying value. If the carrying value exceeds the sum of the undiscounted cash flows, and there is no alternative use for the asset, we determine that the asset is impaired. To measure the impairment charge, we compare the carrying amount of the long-lived asset to its fair value, as determined by quoted market prices in active markets, if available, or by discounting the projected future cash flows using our incremental borrowing rate.This calculation of fair value requires us to develop and employ long-term forecasts of future operating results related to these assets. These forecasts are based on assumptions about demand for our products and future market conditions. Future events and unanticipated changes to these assumptions could require a provision for impairment, resulting in a charge to net income during the period of the change.
We monitor relevant circumstances, including industry trends, general economic conditions, and the potential impact that such circumstances might have on the valuation of our identifiable intangible assets with finite lives. Events and changes in circumstances that may cause a triggering event and necessitate such a review include, but are not limited to: a decrease in sales for certain customers, improvements or changes in technology, and/or a decision to discontinue the use of a trademark or trade name, or allow a patent to lapse. Such events could negatively impact the fair value of our identifiable intangible assets. In such

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

circumstances, we may evaluate the underlying assumptions and estimates made by us in order to assess the appropriate valuation of these identifiable intangible assets and compare to the carrying value of the assets. We may be required to write down these identifiable intangible assets and record a non-cash impairment charge. When we originally value our intangible assets, we use a variety of techniques to establish the carrying value of the assets, including the relief from royalty method, excess current year earnings method and income method.
Changes in market conditions during the fourth quarter of 2016 impacted our long-term forecasts of future operating results with regard to the potential reduction of significant sales volume to a large customer of our United States vinyl operations, and lower-than-expected operating performance of our North American Cabinet Components business. We determined that these conditions were indicators of triggering events which necessitated an evaluation of certain long-term assets utilized in these businesses for potential impairment. We compared the projected undiscounted cash flows we expected to realize associated with these assets over the remaining useful lives of the primary operating assets to the net book value of the long-term assets, including goodwill, and determined that these assets were not impaired. Therefore, we did not record an impairment charge related to property, plant and equipment or intangible assets with defined lives during 2016. There were no indicators of triggering events noted for the years ended October 31, 2015 and 2014.
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
The estimated useful lives of our primary asset categories at October 31, 2016 were as follows:

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
At our annual testing date, August 31, 2016, we had six reporting units with goodwill balances: three reporting units included in our NA Engineered Components operating segment, two reporting units included in our EU Engineered Components operating segment, and one reporting unit included in our NA Cabinet Components operating segment. Of the reporting units in our NA Engineered Components operating segment, we determined that the fair value of two of the reporting units well exceeded their respective book values (152% and 336%). However, one reporting unit, our United States vinyl extrusion business, recorded an impairment charge of $12.6 million, or 100% of the remaining goodwill for this unit. The impairment was the result of the anticipated loss of volume from a large customer over the forecast period. Of the two reporting units included in our EU Engineered Components operating segment, we determined that the fair value of these units well exceeded their respective book values (35% and 42%). For the reporting unit included in our NA Cabinet Components operating segment, we determined the fair value of the unit exceeded the carrying value by 7%.
Restructuring
We accrue one-time severance costs pursuant to an approved plan of restructuring at the communication date, when affected employees have been notified of the potential severance and sufficient information has been provided for the employee to calculate severance benefits, in the event the employee is involuntarily terminated. In addition, we accrue costs associated with the termination of contractual commitments including operating leases at the time the lease is terminated pursuant to the lease provisions or in accordance with another agreement with the landlord. Otherwise, we continue to recognize operating lease expense through the cease-use date. After the cease-use date, we determine if our operating lease payments are at market. We assume sublet of the facility at the market rate. To the extent our lease obligations exceed the fair value rentals, we discount to arrive at the present value and record a liability. If the facility is not sublet, we expense the amount of the sublet in the current period. For other costs directly related to the restructuring effort, such as equipment moving costs, we expense in the period incurred.
In October 2016, we announced the closure of three operating plants, two related to our United Stated vinyl operations, and one related to our kitchen and bathroom cabinet door business in Mexico. We expensed $0.5 million pursuant to these restructuring efforts at October 31, 2016, including an accrual for one-time severance cost of $0.4 million included in accrued liabilities in the accompanying consolidated balance sheet. Our facility lease obligations were deemed to be at fair market value and we have not yet negotiated exit from these lease obligations. We expect to incur costs related to equipment moves, potential fixed asset retirements and inventory adjustments related to these restructuring efforts during fiscal 2017.
In addition, we evaluated the remaining depreciable lives of property, plant and equipment that will be abandoned or otherwise disposed as of the cease-use date of these plants. We recorded a change in estimate associated with the remaining useful lives of these assets which resulted in an increase in depreciation expense of $1.0 million for the year ended October 31, 2016, and we expect to incur incremental depreciation expense totaling $1.6 million associated with these assets during fiscal 2017. Furthermore, we evaluated the remaining service lives of intangible assets with defined lives associated with our United Stated

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

vinyl extrusion business and recorded a change in estimate associated with the remaining useful lives of a customer relationship intangible and a utility process intangible asset resulting in an increase in amortization expense of $0.3 million for the year ended October 31, 2016, and we expect to incur incremental amortization expense totaling $1.0 million associated with these intangible assets during fiscal 2017.
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
Retirement Plans
We sponsor a defined benefit pension plan and an unfunded postretirement plan that provides health care and life insurance benefits for a limited pool of eligible retirees and dependents. To measure our liabilities associated with these plans, we make assumptions related to future events, including expected return on plan assets, rate of compensation increases, and healthcare cost trend rates. The discount rate reflects the rate at which benefits could be effectively settled on the measurement date. We determine our discount rate using a RATE: Link Model whereby target yields are developed from bonds across a range of maturity points, and a curve is fitted to those targets. Spot rates (zero coupon bond yields) are developed from the curve and used to discount benefit payments associated with each future year. Actual pension plan asset investment performance, as well as other economic experience such as discount rate and demographic experience, will either reduce or increase unamortized pension losses at the end of any fiscal year, which ultimately affects future pension costs.
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
Income Taxes
We record the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and the amounts reported in our consolidated balance sheets, as well as net operating losses and tax credit carry forwards. We evaluate the carrying value of the net deferred tax assets and determine whether we will be able to generate sufficient future taxable income to realize our deferred tax assets. We perform this review for recoverability on a jurisdictional basis, whereby we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence can be objectively verified. Cumulative losses in recent years is a significant piece of negative evidence that is difficult to overcome in determining that a valuation allowance is not needed against deferred tax assets. Thus, it is generally difficult for positive evidence regarding projected future taxable income exclusive of reversing taxable temporary differences to outweigh objective negative evidence of recent financial reporting losses. We recorded a net loss for the year ended October 31, 2016. However, we have recorded pre-tax cumulative income from continuing operations of $31.3 million for the three-year period ended October 31, 2016. We believe we will fully realize our deferred tax assets, net of recorded valuation allowance. We project future taxable income using the same forecasts used to test long-lived assets and intangibles for impairment, scheduling out the future reversal of existing taxable temporary differences and reviewing our most recent financial operations. In the event the estimates and assumptions indicate we will not generate sufficient future taxable income to realize our deferred tax assets, we record a valuation allowance against a portion of our deferred tax assets.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

to evaluate our positions regarding various state tax interpretations at each reporting date, until the applicable statute of limitations lapse.
Derivative Instruments
We have historically used financial and commodity-based derivative contracts to manage our exposure to fluctuations in foreign currency exchange rates and aluminum prices. All derivatives are measured at fair value on a recurring basis and the methodology and classifications are discussed further in Note 13, "Derivative Instruments." We have not designated the derivative instruments we use as cash flow hedges under ASC Topic 815 "Derivatives and Hedging” (ASC 815). Therefore, all gains and losses, both realized and unrealized, are recognized in the consolidated statements of income (loss) in the period of the change as the underlying assets and liabilities are marked-to-market. We do not enter into derivative instruments for speculative or trading purposes. As such, these instruments are considered economic hedges, and are reflected in the operating activities section of the consolidated statements of cash flow.
Foreign Currency Translation
Our consolidated financial statements are presented in our reporting currency, the United States Dollar. Our German and United Kingdom operations are measured using the local currency as the functional currency. The assets and liabilities of our foreign operations which are denominated in other currencies are translated to United States Dollars using the prevailing exchange rates as of the balance sheet date. Revenues and expenses are translated at the average exchange rates for the applicable period. The resulting translation adjustments are recorded as a component of accumulated other comprehensive loss on the consolidated balance sheets.
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
Stock–Based Compensation
We have issued stock-based compensation in the form of stock options to directors, employees and officers, and non-vested restricted stock awards to certain key employees and officers. We apply the provisions of ASC Topic 718 “Compensation - Stock Compensation” (ASC 718), to determine the fair value of stock option awards on the date of grant using the Black-Scholes valuation model. We recognize the fair value as compensation expense on a straight-line basis over the requisite service period of the award based on awards ultimately expected to vest. Stock options granted to directors vest immediately while the stock options granted to our employees and officers typically vest ratably over a three-year period with service and continued employment as the vesting conditions. For new option grants to retirement-eligible employees, we recognize expense and vest immediately upon grant, consistent with the retirement vesting acceleration provisions of these grants. For employees near retirement age, we amortize such grants over the period from the grant date to the retirement-eligibility date if such period is shorter than the standard vesting schedule. For grants of non-vested restricted stock, we calculate the compensation expense at the grant date as the number of shares granted multiplied by the closing stock price of our common stock on the date of grant. This expense is recognized ratably over the vesting period. Our non-vested restricted stock grants to officers and employees cliff vest over a three-year period with service and continued employment as the only vesting criteria. Our fair value determination of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behavior over the expected term, our dividend rate, risk-free rate and expectation with regards to forfeitures. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, the valuation models may not provide an accurate measure of the fair value of our employee stock options. Accordingly, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.
We have granted other awards which are linked to the performance of our common stock, but will settle in cash rather than the issuance of shares of our common stock. The value of these awards fluctuates with changes in our stock price, with the resulting gains or losses reflected in the period of the change.We have recorded current and non-current liabilities related to these awards reflected in the accompanying consolidated balance sheets at October 31, 2016 and 2015. See Note 15, “Stock-based Compensation.”

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Supplemental Cash Flow Information
The following table summarizes our supplemental cash flow information for the years ended October 31, 2016, 2015 and 2014:

	Year Ended October 31,
	2016	2015	2014
	(In thousands)
Cash paid for interest	$14,594	$830	$361
Cash paid for income taxes	3,004	2,561	3,046
Cash received for income tax refunds	1,949	403	66
Noncash investing and financing activities:
Share value cancelled to satisfy tax withholdings	666	153	155
Recognition of unrecognized tax benefit	—	10,883	1,977
Debt assumed in acquisition	—	7,673	—
Debt discount on Term Loan B	6,200	—	—
(Decrease) increase in capitalized expenditures in accounts payable and accrued liabilities	$(32)	$(204)	$1,398
Discontinued Operations
In accordance with ASC Topic 205-20 “Presentation of Financial Statements-Discontinued Operations” (ASC 205), we present the results of operations of businesses which have been sold or meet the criteria to be classified as held for sale on a consolidated basis as a separate caption below net income (loss) from continuing operations, net of tax. We also aggregate the assets and liabilities associated with discontinued operations and present separately as a component of current assets, long-term assets, current liabilities and long-term liabilities, as applicable, in the accompanying balance sheets. If an impairment loss is indicated and the fair value of the net assets exceeds the carrying value at the balance sheet date, we record an impairment loss in the period the net assets are classified as held for sale. We cease depreciation of assets which are classified as held for sale. We use our judgment to ascertain when a business meets the criteria to be accounted for as a discontinued operation, applying the U.S. GAAP standard to determine if there will be a strategic shift in the business as a result of the disposal. Changes in circumstances or our level of future involvement with a business that has been sold may impact how we account for discontinued operations.
Prior to April 1, 2014, we had two reportable business segments: (1) Engineered Products and (2) Aluminum Sheet Products. On April 1, 2014, we sold our interest in a limited liability company which held the assets of the Nichols Aluminum business (Nichols), the sole operating segment included in the Aluminum Sheet Products reportable segment, to Aleris International, Inc. (Aleris), a privately held Delaware corporation which provides aluminum rolled products and extrusions, aluminum recycling and

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

specification aluminum alloy production. We received net proceeds of $107.4 million, which includes a working capital adjustment of $2.6 million which we paid in June 2014, resulting in a gain on the transaction of $24.1 million, net of related taxes of $15.0 million. We paid $0.4 million to reimburse Aleris for certain severance costs related to Nichols employee terminations in accordance with the purchase agreement, which reduced the pre-tax gain on the sale. We entered into a transition services agreement whereby we provided certain administrative services to Nichols through May 31, 2014, including information technology support, benefit administration and payroll services.
Nichols represented a significant portion of our assets and operations. We accounted for this sale as a discontinued operation. We revised our financial statements, and removed the results of operations of Nichols from net income (loss) from continuing operations, and presented separately as income (loss) from discontinued operations, net of taxes, for each of the accompanying consolidated statements of income (loss), as applicable. Unless noted otherwise, the notes to the consolidated financial statements pertain to our continuing operations.
For cash flow statement presentation, the sources and uses of cash for Nichols during fiscal 2014 are presented as operating, investing and financing cash flows, as applicable, combined with such cash flows for continuing operations, as permitted by U.S. GAAP.
We have historically purchased rolled aluminum product from Nichols. We expect to continue to purchase aluminum from Nichols in the normal course of business. We considered whether these aluminum purchases and the services anticipated under the transition services agreement constituted significant continuing involvement with Nichols. Since these purchases are in the normal course of business and the services provided were for a relatively short period and are customary for similar transactions, we determined that this involvement was not deemed significant and did not preclude accounting for the transaction as a discontinued operation. Our purchases of aluminum product from Nichols for the years ended October 31, 2016, 2015 and 2014 were $4.2 million, $9.5 million and $14.9 million, respectively.
As of October 31, 2016, we recorded a receivable from Aleris of less than $0.1 million, which represented reimbursable costs, primarily associated with workers compensation and health insurance claims. We expect to continue to incur costs associated with these claims which will be reimbursable from Aleris.
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
The following table summarizes the operating results for Nichols for the year ended October 31, 2014:

October 31, 2014
(in thousands)
Net sales	$142,797
Operating loss	(5,094)
Loss before income taxes, before gain on sale	(5,111)
Income tax benefit, before gain on sale	1,947
Gain on sale, net of tax of $15,062	24,060
Net income	$20,896
Basic earnings per common share	$0.57
Diluted earnings per common share	$0.56
Subsequent Events
We have evaluated events occurring after the balance sheet date for possible disclosure as a subsequent event through the date the financial statements were issued.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Acquisitions
Woodcraft
On November 2, 2015, we completed a merger of QWMS, Inc., a Delaware corporation which was a newly-formed and wholly-owned Quanex subsidiary, and WII Holding, Inc. (WII), a Delaware corporation. Upon satisfaction or waiver of conditions set forth in the merger agreement, QWMS, Inc. merged with and into WII, and WII became our wholly-owned subsidiary, and, as a result, we acquired all the subsidiaries of WII (referred to collectively as Woodcraft). Woodcraft is a manufacturer of cabinet doors and other components to OEMs in the kitchen and bathroom cabinet industry. Woodcraft operated 12 plants within the United States and one in Mexico. On October 31, 2016, we announced the closure of the Woodcraft plant in Mexico. We paid $245.9 million in cash, net of cash acquired and including certain holdbacks with regard to potential indemnity claims, and received less than $0.1 million from the seller as a working capital true-up, resulting in goodwill totaling $113.7 million. For the period from the date of acquisition, November 2, 2015 through October 31, 2016, our consolidated operating results include revenues of $223.4 million and net income of $4.1 million associated with Woodcraft. Included in these results is a restructuring charge of $0.1 million, as more fully described in Note 1, "Nature of Operations, Basis of Presentation and Significant Accounting Policies - Restructuring." We believe this acquisition expanded our business into a new segment of the building products industry, which is experiencing growth and which is less susceptible to the impact of seasonality due to inclement weather.
The purchase price has been allocated to the fair value of the assets acquired and liabilities assumed, as indicated in the table below. During the year ended October 31, 2016, we adjusted goodwill as of November 2, 2015, reflecting changes in valuation estimates during the measurement period related to inventory, fixed assets, accounts receivable, accrued liabilities and the related current and deferred tax effects.

As of Date of Opening Balance Sheet
(In thousands)
Net assets acquired:
Accounts receivable	$23,944
Inventory	29,552
Prepaid and other current assets	4,081
Property, plant and equipment	63,154
Goodwill	113,747
Intangible assets	62,900
Other non-current assets	24
Accounts payable	(4,620)
Accrued expenses	(9,492)
Deferred income tax liabilities, net	(37,386)
Net assets acquired	$245,904
Consideration:
Cash, net of cash and cash equivalents acquired	$245,904
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

HLP

On June 15, 2015, we acquired the outstanding ownership shares of Flamstead Holdings Limited, an extruder of vinyl lineal products and manufacturer of other plastic products incorporated and registered in England and Wales, for $131.7 million in cash, net of cash acquired, debt assumed of $7.7 million and contingent consideration of $10.3 million, resulting in goodwill on the

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

transaction of approximately $61.3 million. Following a pre-sale reorganization and purchase, Flamstead Holdings Limited owned 100% of the ownership shares of the following subsidiaries: HL Plastics Limited, Vintage Windows Limited, Wegoma Machinery Sales Limited (renamed in 2016 as Avantek Machinery), and Liniar Limited (collectively referred to as “HLP”) each of which is registered in England and Wales. The agreement contains an earn-out provision which is calculated as a percentage of earnings before interest, tax and depreciation and amortization for a specified period, as defined in the purchase agreement. Pursuant to this earn-out provision, the former owner could select a base year upon which to calculate the earn-out (one of the next three succeeding twelve-month periods ended July 31). In August 2016, the former owner selected the twelve-month period ended July 31, 2016 as the measurement period for the earn-out calculation. The final earn-out liability totaled $8.4 million at October 31, 2016 and is recorded under the caption "Accrued Liabilities" in the accompanying consolidated balance sheet. On November 7, 2016, we paid $8.5 million to settle the earn-out, which included a foreign currency adjustment of $0.1 million.

We assumed operating leases associated with the HLP acquisition for which our lessors are entities that were either wholly-owned subsidiaries or affiliates of Flamstead Holdings Limited prior to the pre-acquisition reorganization, and in which a former owner, who is now our employee, has an ownership interest. These leases include our primary operating facilities, a finished goods warehouse and a mixing plant. The lease for the manufacturing plant has a 20-year term which began in 2007, the lease for the warehouse has a 15-year term which began in 2012, and the lease for the mixing plant has a 13.5-year term which began in 2013. We have recorded rent expense of approximately $0.4 million pursuant to these agreements for the period June 15, 2015 to October 31, 2015 and $1.3 million for the year ended October 31, 2016. Future commitments of $15.4 million under these lease arrangements are included in our operating lease commitments disclosed in Note 12, "Commitments and Contingencies."
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
Our consolidated operating results associated with HLP for the period from the date of acquisition, June 15, 2015 through October 31, 2015 include revenues of $42.2 million and net income of $1.5 million, respectively.
The purchase price has been allocated to the fair value of the assets acquired and liabilities assumed, as indicated in the table below. Changes in the contingent consideration due to the passage of time and potential differences between projected and actual operating results for HLP for the earn-out period were recorded as period costs as incurred. We recorded expense of $0.1 million related to the change in contingent consideration for the period from June 15, 2015 to October 31, 2015 and $0.1 million for the year ended October 31, 2016. In addition, we recorded certain adjustments related to the fair value of fixed assets, inventory and other assets resulting in a decrease in goodwill of $0.4 million during the period from June 15, 2015 to October 31, 2015 and $0.6 million during the measurement period which ended on January 31, 2016.

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
$149,681

We use recognized valuation techniques to determine the fair value of the assets and liabilities, including the income approach for customer relationships and trade names, and the cost approach to value patents, with a discount rate that reflects the risk of the expected future cash flows. The goodwill balance is not deductible for tax purposes.
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
In October 2016, we announced plans to close the Greenville plant as part of a restructuring plan of our United States vinyl extrusion business, as more fully described in Note 1, "Nature of Operations, Basis of Presentation and Significant Accounting Policies - Restructuring."
Pro Forma Results
We calculated the pro forma impact of the HLP and Woodcraft acquisitions and the associated debt financing on our operating results for the twelve months ended October 31, 2015 and 2014. The following pro forma results give effect to these acquisitions, assuming these transactions occurred on November 1 of the respective periods.

	Pro Forma Results
	For the Years Ended
	October 31, 2015	October 31, 2014
	(In thousands, unaudited)
Net sales	$935,196	$929,751
Income from continuing operations	$26,587	$24,915
Net income	$27,066	$16,931
Basic earnings per share	$0.77	$0.46
Diluted earnings per share	$0.77	$0.45
We derived the pro forma results for the HLP and Woodcraft acquisitions based on historical financial information obtained from the sellers and certain management assumptions. Our pro forma adjustments relate to incremental depreciation and amortization expense associated with property, plant and equipment and intangible assets and interest expense associated with borrowings to effect the transactions, assuming a November 1, 2013 effective date. In addition, we calculated the tax impact of these adjustments at a 20% statutory rate in the United Kingdom, as applicable, and a 35% statutory rate in the United States with regard to interest on pro forma borrowings.
These pro forma results do not purport to be indicative of the results that would have been obtained had the acquisitions of HLP and Woodcraft been completed on November 1 of the respective periods, or that may be obtained in the future.
Pro forma results of operations were omitted for the Greenville acquisition because this acquisition was not deemed to be material to our results of operations for the year ended October 31, 2014.
3. Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable consisted of the following as of October 31, 2016 and 2015:

	October 31,
	2016	2015
	(In thousands)
Trade receivables	$83,384	$64,156
Other	492	597
Total	$83,876	$64,753
Less: Allowance for doubtful accounts	251	673
Accounts receivable, net	$83,625	$64,080

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The changes in our allowance for doubtful accounts were as follows:

	Year Ended October 31,
	2016	2015	2014
	(In thousands)
Beginning balance as of November 1, 2015, 2014 and 2013, respectively	$673	$698	$481
Bad debt (benefit) expense	(67)	25	359
Amounts written off	(371)	(66)	(192)
Recoveries	16	16	50
Balance as of October 31,	$251	$673	$698
4. Inventories
Inventories consisted of the following at October 31, 2016 and 2015:

	October 31,
	2016	2015
	(In thousands)
Raw materials	$50,584	$36,865
Finished goods and work in process	36,886	32,206
Supplies and other	1,859	2,064
Total	$89,329	$71,135
Less: Inventory reserves	4,994	8,106
Inventories, net	$84,335	$63,029
The changes in our inventory reserve accounts were are follows for the years ended October 31, 2016, 2015 and 2014:

	Year Ended October 31,
	2016	2015	2014
	(In thousands)
Beginning balance as of November 1, 2015, 2014 and 2013, respectively	$8,106	$5,757	$5,040
Charged (credited) to cost of sales	8	2,853	960
Write-offs	(3,048)	(504)	(243)
Other	(72)	—	—
Balance as of October 31,	$4,994	$8,106	$5,757
Fixed costs related to excess manufacturing capacity, if any, have been expensed in the period they were incurred and, therefore, are not capitalized into inventory. Our inventories at October 31, 2016 and 2015 were valued using the following costing methods:

	October 31,
	2016	2015
	(In thousands)
LIFO	$4,017	$3,642
FIFO	80,318	59,387
Total	$84,335	$63,029
For inventories valued using the LIFO method, replacement cost exceeded the LIFO value by approximately $1.1 million and $1.3 million as of October 31, 2016 and 2015, respectively. There were no liquidations of LIFO costing layers during the fiscal years ended October 31, 2016 and 2015, however we did reduce the LIFO reserve and record a corresponding decrease to cost of sales of approximately $0.3 million for the year ended October 31, 2016 and less than $0.1 million for the years ended October 31, 2015 and 2014, respectively.
We record LIFO reserve adjustments as corporate expenses so that our chief operating decision maker can review the

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
5. Property, Plant and Equipment
Property, plant and equipment consisted of the following at October 31, 2016 and 2015:

	October 31,
	2016	2015
	(In thousands)
Land and land improvements	$10,264	$2,149
Buildings and building improvements	76,710	50,050
Machinery and equipment	340,665	292,188
Construction in progress	15,986	13,797
Property, plant and equipment, gross	443,625	358,184
Less: Accumulated depreciation	245,128	217,512
Property, plant and equipment, net	$198,497	$140,672
Depreciation expense for continuing operations for the years ended October 31, 2016, 2015, and 2014 was $36.2 million, $26.2 million and $24.8 million, respectively.
Assets recorded under capital leases had a historical cost of $7.1 million and $9.4 million, respectively, and accumulated depreciation of $0.9 million and $0.6 million, respectively as of October 31, 2016 and 2015. Depreciation expense related to these assets totaled $0.8 million, $0.5 million and $0.1 million for the periods ended October 31, 2016, 2015 and 2014, respectively. Refer to Note 8, Debt and Capital Lease Obligations for additional information on capital leases.
If there are indicators of potential impairment, we evaluate our property, plant and equipment for recoverability over the remaining useful lives of the assets. We recorded an asset impairment charge related to specific assets that were held for sale for the year ended October 31, 2014 of $0.5 million. We did not have impairments for the years ended October 31, 2016 or 2015. See further discussion at Note 1, "Nature of Operations, Basis of Presentation and Significant Accounting Policies - Long-Lived Assets - Plant and Equipment and Intangible Assets with Defined Lives."

6. Goodwill and Intangible Assets
Goodwill
The change in the carrying amount of goodwill for the years ended October 31, 2016 and 2015 was as follows:

	Year Ended October 31,
	2016	2015
	(In thousands)
Beginning balance as of November 1, 2015 and 2014	$129,770	$70,546
Acquisitions	113,747	61,524
Goodwill impairment charge	(12,602)	—
Other	(575)	—
Foreign currency translation adjustment	(13,305)	(2,300)
Balance as of October 31,	$217,035	$129,770
At our annual testing date, August 31, 2016, we had six reportable units with goodwill balances. Three of these units were included in our NA Engineered Components segment and had goodwill balances of $12.6 million, $35.9 million and $2.8 million,

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

two units were included in our EU Engineered Components segment with goodwill balances of $48.1 million and $16.4 million, and our NA Cabinet Components segment had one unit with a goodwill balance of $113.7 million. During 2016, we recorded an impairment charge of $12.6 million as more fully described at Note 1, "Nature of Operations, Basis of Presentation and Significant Accounting Policies - Long-Lived Assets - Goodwill." We did not incur an impairment charge related to goodwill for the years ended October 31, 2015 or 2014.
Identifiable Intangible Assets
Amortizable intangible assets consisted of the following as of October 31, 2016 and 2015:

	October 31, 2016	October 31, 2016		October 31, 2015
	Remaining Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(In thousands)
Customer relationships	7 years	$152,146	$35,693	$98,750	$24,628
Trademarks and trade names	12 years	55,481	26,288	58,916	23,416
Patents and other technology	4 years	24,571	16,037	25,881	15,158
Other	1 year	100	100	1,767	1,302
Total		$232,298	$78,118	$185,314	$64,504
We do not estimate a residual value associated with these intangible assets. During October 2016, we determined that a triggering event occurred which necessitated a review of our long-term assets. Based on an undiscounted cash flow analysis, we determined that our defined-lived intangible assets were not impaired. In addition, we shortened the life of several defined-lived intangible assets, which resulted in the recognition of incremental amortization expense of $0.3 million for the year ended October 31, 2016. See additional disclosure at Note 1, "Nature of Operations, Basis of Presentation and Significant Accounting Policies - Restructuring."
Included in net intangible assets as of October 31, 2016 were customer relationships of $57.6 million related to the Woodcraft acquisition. These intangible assets will be amortized on a straight-line basis. See Note 2, "Acquisitions", included herewith. During 2016, we retired fully amortized identifiable intangible assets of $3.1 million, including prepaid licenses totaling $1.4 million.
The aggregate amortization expense associated with identifiable intangible assets for the years ended October 31, 2016, 2015 and 2014 was $16.9 million, $10.2 million and $9.1 million, respectively.

Estimated remaining amortization expense, assuming current intangible balances and no new acquisitions, for future fiscal years ending October 31, is as follows (in thousands):

Estimated Amortization Expense
2017	$18,263
2018	15,892
2019	15,104
2020	14,045
2021	12,327
Thereafter	78,549
Total	$154,180
We did not incur impairment losses related to our identifiable intangible assets during the years ended October 31, 2016, 2015, or 2014.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Accrued Liabilities

Accrued liabilities consisted of the following at October 31, 2016 and 2015:

	October 31,
	2016	2015
	(In thousands)
Payroll, payroll taxes and employee benefits	$27,406	$16,928
Accrued insurance and workers compensation	3,946	2,945
Sales allowances	6,197	6,216
Deferred compensation	362	331
Deferred revenue	238	987
Warranties	295	309
Audit, legal, and other professional fees	2,456	1,862
Accrued taxes	2,151	2,572
Accrued rent	120	196
Earn-out liability(1)	8,376	—
Other	3,554	5,018
Accrued liabilities	$55,101	$37,364

(1)	Amount relates to acquisition earn-out payment for HLP, paid on November 7, 2016. For additional details, see Note 2, "Acquisitions" located elsewhere herein.

8. Debt and Capital Lease Obligations
Long-term debt consisted of the following at October 31, 2016 and 2015:

	October 31,
	2016	2015
	(In thousands)
Revolving Credit Facility	$120,000	$50,000
Term Loan A	148,125	—
City of Richmond, Kentucky Industrial Building Revenue Bonds	400	500
Capital lease obligations	3,683	6,900
Unamortized deferred financing fees	$(2,677)	$(1,274)
Total debt	$269,531	$56,126
Less: Current maturities of long-term debt	10,520	2,359
Long-term debt	$259,011	$53,767
Revolving Credit Facility
On January 28, 2013, we entered into a Senior Unsecured Revolving Credit Facility (the 2013 Credit Facility) that had a five-year term and permitted aggregate borrowings at any time of up to $150 million, with a letter of credit sub-facility, a swing line sub-facility and a multi-currency sub-facility. Borrowings denominated in United States dollars bore interest at a spread above LIBOR or a base rate derived from the prime rate. Foreign denominated borrowings bore interest at a spread above the LIBOR applicable to such currencies. Subject to customary conditions, we could have requested that the aggregate commitments under the 2013 Credit Facility be increased by up to $100 million, with total commitments not to exceed $250 million.
The 2013 Credit Facility required us to comply with certain financial covenants and limited the amount available for us to borrow based upon consolidated EBITDA, as defined, less the amount of outstanding debt and letters of credit, further subject to our Minimum Interest Coverage Ratio and Maximum Consolidated Leverage Ratio requirements, as defined in the credit agreement. Specifically, we could not permit, on a quarterly basis, our ratio of consolidated EBITDA to consolidated interest expense as defined (Minimum Interest Coverage Ratio), to fall below 3.00:1 or our ratio of consolidated funded debt to consolidated EBITDA,

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

as defined (Maximum Consolidated Leverage Ratio), to exceed 3.25:1. The Maximum Consolidated Leverage Ratio was the ratio of consolidated EBITDA to consolidated interest expense, in each case for the previous four consecutive fiscal quarters. EBITDA was defined by the indenture to include pro forma EBITDA of acquisitions and to exclude certain items such as goodwill and intangible asset impairments and certain other non-cash charges and non-recurring items. Subject to our compliance with the covenant requirements, the amount available under the 2013 Credit Facility was a function of: (1) our trailing twelve month EBITDA; (2) the Minimum Interest Coverage Ratio and Maximum Consolidated Leverage Ratio allowed under the 2013 Credit Facility; and (3) the aggregate amount of our outstanding debt and letters of credit. As of October 31, 2015, we were in compliance with the financial covenants set forth in the 2013 Credit Facility, as indicated in the table below:

	Required		Actual
Minimum Interest Coverage Ratio	No less than	3.00:1	69.71:1
Maximum Consolidated Leverage Ratio	No greater than	3.25:1	0.92:1
Effective June 15, 2015, in conjunction with the acquisition of HLP, we borrowed $92.0 million, at a weighted average borrowing rate of 1.28%, under the 2013 Credit Facility and subsequently repaid $42.0 million prior to October 31, 2015. As of October 31, 2015, we had outstanding revolver borrowings of $48.7 million, net of unamortized deferred financing fees of $1.3 million, outstanding letters of credit of $5.9 million, and the remaining amount available to us for use under the 2013 Credit Facility was $86.6 million. Our borrowing rates under the 2013 Credit Facility were 3.50% and 1.45% for the swing-line sub facility and the revolver, respectively, at October 31, 2015.
On November 2, 2015, we refinanced and retired the 2013 Credit Facility by entering into a $310.0 million Term Loan Credit Agreement and a $100.0 million ABL Credit Agreement (collectively the “2015 Credit Facilities”) with Wells Fargo, National Association, as Agent, and Bank of America, N.A. serving as Syndication Agent. The term loan portion of the 2015 Credit Facilities was to mature on November 2, 2022, and required quarterly principal payments equal to 0.25% of the aggregate borrowings. Interest was computed, at our election, based on a Base Rate plus applicable margin of 4.25%, or LIBOR plus applicable margin of 5.25% (with the stipulation that LIBOR could not be less than 1%). In the event of default, outstanding borrowings would accrue interest at the Default Rate, as defined, whereby the obligations would bear interest at a per annum rate equal to 2% above the total per annum rate otherwise applicable. The term loan provided for incremental term loan commitments for a minimum principal amount of $25.0 million, up to an aggregate amount of $50.0 million, to the extent that such borrowings did not cause the Consolidated Senior Secured Leverage Ratio to exceed 3.00 to 1.00. The term loan agreement permitted prepayment of the term loan of at least an aggregate amount of $5.0 million, or any whole multiple of $1.0 million, in excess thereof without penalty, except if such prepayment was made on or before November 2, 2016, we would pay a fee equal to 1% of such prepayment. The ABL portion of the 2015 Credit Facilities was to mature on November 2, 2020 with no stated principal repayment terms prior to maturity. Borrowing capacity and availability was determined based upon the dollar equivalent of certain working capital items including receivables and inventory, subject to eligibility as determined by Wells Fargo, National Association, as Administrative Agent, up to the facility maximum of $100.0 million. Interest was computed, at our election, on a grid as the Base Rate plus an Applicable Margin, as defined in the agreement, or LIBOR plus an Applicable Margin. The Applicable Margin is outlined in the following table:

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
With regard to the applicable margin calculation, Level I was applied for the duration of the 2015 Credit Facilities.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In addition, the ABL portion of the 2015 Credit Facilities required payment of a commitment fee (unused line fee) in accordance with the following table:

Level	Average Revolver Usage	Applicable Unused Line Fee Percentage
I	> 50% of the Maximum Revolver Amount	0.25 percentage points
II	< 50% of the Maximum Revolver Amount	0.375 percentage points
With regard to the unused line fee, Level II was applied for the duration of the 2015 Credit Facilities.
The 2015 Credit Facility contained restrictive debt covenants which included: (1) as of the last day of each fiscal quarter through October 30, 2017, our Consolidated Total Leverage Ratio, as defined in the agreement, must not exceed 4.50 to 1.00. For the last day of each fiscal quarter after October 30, 2017, this ratio cannot exceed 4.00 to 1.00; (2) as of the last day of each fiscal month, we must maintain a trailing twelve-month Consolidated Fixed Charge Coverage Ratio, as defined in the agreement, of at least 1.10 to 1.00; (3) if our ABL Revolver Usage, as defined, exceeds the Borrowing Base, we must repay the excess amount on an accelerated basis to bring down the borrowing level; (4) if we receive consideration for the sale of assets other than “permitted assets” or for any insurance or condemnation event related to the ABL collateral, we are required to repay this amount as an ABL prepayment; if such payment is received with regards to assets that are not related to the ABL collateral, then we are required to repay this amount as a term loan prepayment; and (5) for each year we have “Excess Cash Flow,” as defined, we are required to make a mandatory prepayment of the term loan calculated in accordance with the terms outlined in the credit agreement.

Furthermore, the 2015 Credit Facilities required periodic reporting, as well as monthly borrowing base calculation pursuant to the ABL portion of the facility, and could restrict or limit our ability to engage in certain business activities such as: (1) future business acquisitions or liquidations; (2) incurring new indebtedness, liens or encumbrances; (3) merging or consolidating operations; (4) disposing of significant assets; (5) prepaying subordinated debt; (6) engaging in certain transactions with affiliates; or (7) modifying incentive plans or governance documents, amongst other restrictions (including a limitation on annual dividend payments of $8.0 million).
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
The term loan portion of the Credit Agreement requires quarterly principal payments on the last business day of each fiscal quarter in accordance with a stated repayment schedule. Required aggregate principal repayments totaled $9.4 million for the succeeding twelve-month period, and have been included in the accompanying consolidated balance sheet under the caption “Current Maturities of Long-term Debt.” No stated principal payments are required under the revolving credit portion of the Credit Agreement, except upon maturity. If our Consolidated Leverage Ratio is less than 2.25 to 1.00, then we are required to make mandatory prepayments of “excess cash flow” as defined in the agreement.
The Credit Agreement provides for incremental term loan or revolving credit commitments for a minimum principal amount of $10.0 million, up to an aggregate amount of $150.0 million, subject to the lender's discretion to elect or decline the incremental

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
We utilized the funding from the Credit Agreement, along with additional funding of $16.4 million of cash on hand, to repay outstanding borrowings under the 2015 Credit Facilities of $309.2 million, to pay a 1% prepayment call premium under the Term Loan B portion thereof, to settle outstanding interest accrued under the prior facility, and to pay loan fees associated with the Credit Agreement which totaled $2.8 million. In addition to the 1% prepayment call premium fee, we expensed $8.1 million to write-off unamortized deferred financing fees and $5.5 million of unamortized original issuer’s discount associated with the 2015 Credit Facilities.
As of October 31, 2016, we had $265.4 million of borrowings outstanding under the Credit Agreement (reduced by unamortized debt issuance costs of $2.7 million), $5.8 million of outstanding letters of credit and $4.1 million outstanding under capital leases and other debt vehicles. We had $174.2 million available for use under the Credit Agreement at October 31, 2016. The borrowings outstanding as of October 31, 2016 under the Credit Agreement accrue interest at 2.5% per annum, and our weighted average borrowing rate for borrowings outstanding during the years ended October 31, 2016 and 2015 was 5.26% and 1.28%, respectively. We were in compliance with our debt covenants as of October 31, 2016.
Other Debt Instruments
The City of Richmond, Kentucky Industrial Building Revenue Bonds are due in annual installments through October 2020. Interest is payable monthly at a variable rate. Interest rates on these bonds have ranged from 0.2% to 1.1% during the fiscal year ended October 31, 2016. The average interest rate during the fiscal years ended October 31, 2016 and 2015, was 0.5%. We have pledged the land, building and certain equipment used at the facility located in Richmond, Kentucky as collateral. In addition, we have issued a $0.4 million letter of credit under the Credit Agreement which serves as a conduit for making the scheduled payments.
We maintain certain capital lease obligations related to equipment purchases. In conjunction with the acquisition of HLP, we assumed additional capital lease obligations of approximately $7.7 million. These capital lease obligations relate to equipment purchases and accrue interest at a weighted average rate of 5.1%, and extend through the year 2020. As of October 31, 2016, our obligations under the HLP capital leases total $3.7 million, of which $1.6 million is classified in current maturities of long-term debt and $2.1 million is classified as long-term debt on the accompanying consolidated balance sheet. Our non-HLP capital lease obligations at October 31, 2016 related to equipment purchases and bear interest at a weighted average interest rate of 4.6% with terms that extend through 2020.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The table below presents the scheduled maturity dates of our long-term debt outstanding (net of deferred loan costs) at October 31, 2016 (in thousands):

	Other Long Term Debt	Capital Lease Obligations	Aggregate Maturities
2017	$8,910	$1,610	$10,520
2018	14,535	1,083	15,618
2019	14,535	765	15,300
2020	16,410	225	16,635
2021	211,458	—	211,458
Total	$265,848	$3,683	$269,531

9. Retirement Plans
We have a number of retirement plans covering substantially all employees. We provide both defined benefit and defined contribution plans. In general, an employee’s coverage for retirement benefits depends on the location of employment.
Defined Benefit Plan
We have a non-contributory, single employer defined benefit pension plan that covers substantially all our domestic employees, excluding the Woodcraft employees who are not currently participating. Effective January 1, 2007, we amended this defined benefit pension plan to include a cash balance formula for all new salaried employees hired on or after January 1, 2007 and for any non-union employees who were not participating in a defined benefit plan prior to January 1, 2007. All participating salaried employees hired after January 1, 2007, are eligible to receive credits equivalent to 4% of their annual eligible wages. Some of the employees at the time of the amendment were “grandfathered” and are eligible to receive credits ranging up to 6.5% based upon a percentage of benefits received under our defined benefit plan prior to this amendment of the pension plan. Additionally, every year the participants will receive an interest related credit on their respective balance equivalent to the prevailing 30-year Treasury rate. For employees who were participating in this plan prior to January 1, 2007, the benefit formula is a more traditional formula for retirement benefits, whereby the plan pays benefits to employees upon retirement, using a formula which considers years of service and pensionable compensation prior to retirement. Of our pension plan participants, 99% have their benefit determined pursuant to the cash balance formula.
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

	October 31,
	2016	2015
	(In thousands)
Change in Benefit Obligation:
Beginning balance as of November 1, 2015 and 2014, respectively	$31,035	$29,070
Service cost	3,712	3,288
Interest cost	828	1,026
Actuarial loss	3,008	38
Benefits paid	(1,061)	(1,925)
Administrative expenses	(630)	(462)
Projected benefit obligation at October 31,	$36,892	$31,035
Change in Plan Assets:
Beginning balance as of November 1, 2015 and 2014, respectively	$26,132	$25,329
Actual return on plan assets	1,069	390
Employer contributions	3,700	2,800
Benefits paid	(1,061)	(1,925)
Administrative expenses	(630)	(462)
Fair value of plan assets at October 31,	$29,210	$26,132
Non current liability - Funded Status	$(7,682)	$(4,903)
As of October 31, 2016 and 2015, included in our accumulated comprehensive loss was a net actuarial loss of $8.7 million and $5.5 million, respectively. There were no net prior service costs or transition obligations for the years ended October 31, 2016 and 2015.
As of October 31, 2016 and 2015, the accumulated benefit obligation was $35.7 million and $30.3 million, respectively. The accumulated benefit obligation is the present value of pension benefits (whether vested or unvested) attributed to employee service rendered before the measurement date, and based on employee service and compensation prior to that date. The accumulated benefit obligation differs from the projected benefit obligation in that it includes no assumption about future compensation levels.
The net periodic benefit cost for the years ended October 31, 2016, 2015 and 2014, was as follows:

	Year Ended October 31,
	2016	2015	2014
	(In thousands)
Service cost	$3,712	$3,288	$3,313
Interest cost	828	1,026	1,063
Expected return on plan assets	(1,617)	(1,791)	(1,722)
Amortization of net loss	384	—	—
Net periodic benefit cost	$3,307	$2,523	$2,654

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The changes in plan assets and projected benefit obligations which were recognized in our other comprehensive loss for the years ended October 31, 2016, 2015 and 2014 were as follows:

	Year Ended October 31,
	2016	2015	2014
	(In thousands)
Net loss (gain) arising during the period	$3,556	$1,439	$2,596
Less: Amortization of net loss	$384	$159	$—
Total recognized in other comprehensive loss	$3,172	$1,280	$2,596
As of October 31, 2016, we recorded a $0.3 million pre-tax benefit associated with our post retirement benefit plan, described below at "Other Plans."
Measurement Date and Assumptions
We generally determine our actuarial assumptions on an annual basis, with a measurement date of October 31.
The following table presents our assumptions for pension benefit calculations for the years ended October 31, 2016, 2015 and 2014:

	For the Year Ended October 31,
	2016	2015	2014	2016	2015	2014
Weighted Average Assumptions:	Benefit Obligation			Net Periodic Benefit Cost
Discount rate	3.41%	3.92%	3.64%	3.92%	3.64%	4.18%
Rate of compensation increase	3.00%	3.00%	3.00%	3.00%	3.00%	2.50%
Expected return on plan assets	n/a	n/a	n/a	6.50%	6.75%	7.25%
The discount rate was used to calculate the present value of the projected benefit obligation for pension benefits. The rate reflects the amount at which benefits could be effectively settled on the measurement date. For the years ended October 31, 2016 and 2015, we used a RATE: Link Model whereby target yields are developed from bonds across a range of maturity points, and a curve is fitted to those targets. Spot rates (zero coupon bond yields) are developed from the curve and used to discount benefit payments associated with each future year. This model assumes spot rates will remain level beyond the 30-year point. We determine the present value of plan benefits by applying the discount rates to projected benefit cash flows. For the year ended October 31, 2014, we determined our discount rate based on a pension discount curve. The rate represents the single rate that, if applied to every year of projected benefits payments, would result in the same discounted value as the array of rates that comprise the pension discount curve. The change in discount rate methodology in 2015 is believed to provide a more precise estimate of the rate that should be applied to specific cash flows by period.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Plan Assets
The following tables provide our target allocation for the year ended October 31, 2016, as well as the actual asset allocation by asset category and fair value measurements as of October 31, 2016 and 2015:

	Target Allocation	Actual Allocation
	October 31, 2016	October 31, 2016	October 31, 2015
Equity securities	60.0%	60.0%	60.0%
Fixed income	40.0%	40.0%	40.0%

	Fair Value Measurements at
	October 31, 2016	October 31, 2015
	(In thousands)
Money market fund	$31	$142

Large capitalization	$9,297	$8,367
Small capitalization	3,442	3,114
International equity	3,191	2,831
Other	1,451	1,290
Equity securities	$17,381	$15,602

High-quality core bond	$5,888	$5,186
High-quality government bond	2,954	2,590
High-yield bond	2,956	2,612
Fixed income	$11,798	$10,388

Total securities(1)	$29,210	$26,132

(1)	Quoted prices in active markets for identical assets (Level 1).
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

Expected Benefit Payments and Funding
Our pension funding policy is to make the minimum annual contributions required pursuant to the plan. We accelerated contributions to target a 100% funding threshold. Additionally, we consider funding annual requirements early in the fiscal year to potentially maximize the return on assets. For the fiscal years ended October 31, 2016, 2015 and 2014, we made total pension contributions of $3.7 million, $2.8 million and $4.1 million, respectively.

During fiscal 2017, we expect to contribute approximately $3.9 million to the pension plan to reach targeted funding levels and meet minimum contribution requirements. This expected contribution level will be dependent on many variables, including the market value of the assets compared to the obligation, as well as other market or regulatory conditions. In addition, we consider the cash requirements of our business investment opportunities. Accordingly, actual funding amounts and the timing of such funding may differ from current estimates.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents the total benefit payments expected to be paid to participants by year, which includes payments funded from our assets, as well as payments paid from the plan for the year ended October 31, (in thousands):

Pension Benefits
2017	$3,138
2018	2,734
2019	2,986
2020	3,090
2021	3,193
2022 - 2026	17,271
Total	$32,412

Defined Contribution Plan
We also sponsor a defined contribution plan into which we and our employees make contributions, and we maintain a predecessor plan sponsored by Woodcraft. We match 50% up to the first 5% of employee annual salary deferrals under our existing plan, and we match 35% up to the first 5% of employee deferrals under the predecessor Woodcraft plan. We do not offer our common stock as a direct investment option under these plans. For the years ended October 31, 2016, 2015 and 2014, we contributed approximately $2.2 million, $1.7 million and $2.4 million for these plans, respectively.
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

	October 31, 2016	October 31, 2015
	(In thousands)
Accrued liabilities	$49	$49
Deferred pension and postretirement benefits	485	798
Total	$534	$847
Of the change in postretirement benefit obligation, $0.3 million (or $0.2 million net of tax) was applied to reduce the unrecognized loss in Accumulated Other Comprehensive Income associated with this post-retirement benefit plan to zero, with the remainder recorded as a reduction of selling, general and administrative expenses.
We also have supplemental benefit plans covering certain executive officers and a non-qualified deferred compensation plan covering members of the Board of Directors and certain key employees. As of October 31, 2016 and 2015, our liability under the supplemental benefit plan was approximately $2.7 million and $1.7 million, respectively, and our liability under the deferred compensation plan was approximately $3.5 million and $3.3 million, respectively. As of October 31, 2016 and 2015, the current portion of these liabilities was recorded under the caption "Accrued Liabilities," and the long-term portion was included under the caption "Other Liabilities" in the accompanying balance sheets.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A reconciliation of the activity related to our accrued warranty, including both the current and long-term portions (reported in accrued liabilities and other liabilities, respectively, on the accompanying consolidated balance sheets) follows:

	Year Ended October 31,
	2016	2015
	(In thousands)
Beginning balance as of November 1, 2015, and 2014, respectively	$535	$671
Provision for warranty expense	90	207
Change in accrual for preexisting warranties	(62)	—
Warranty costs paid	(117)	(343)
Total accrued warranty	$446	$535
Less: Current portion of accrued warranty	295	309
Long-term portion at October 31,	$151	$226
11. Income Taxes
We provide for income taxes on taxable income at the statutory rates applicable. The following table summarizes the components of income tax expense from continuing operations for the years ended October 31, 2016, 2015 and 2014:

	Year Ended October 31,
	2016	2015	2014
	(In thousands)
Current
Federal	$1,309	$49	$1,271
State and local	154	216	532
Non-U.S.	3,241	2,070	2,535
Total current	4,704	2,335	4,338
Deferred
Federal	(5,932)	5,766	2,261
State and local	(712)	439	(258)
Non-U.S.	(1,825)	(1,001)	(873)
Total deferred	(8,469)	5,204	1,130
Total income tax (benefit) provision	$(3,765)	$7,539	$5,468

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table reconciles our effective income tax rate to the federal statutory rate of 35% for the years ended October 31, 2016, 2015 and 2014:

	Year Ended October 31,
	2016	2015	2014
U.S. tax at statutory rate	35.0%	35.0%	35.0%
State and local income tax	7.4	2.3	2.3
Non-U.S. income tax	32.0	(1.5)	(0.1)
U.S. tax on non U.S. earnings	(0.8)	—	(0.3)
Deferred rate change	15.2	0.5	5.1
General business credits	6.4	(1.0)	(1.8)
Transaction costs	(17.0)	2.5	—
Uncertain tax positions	—	(3.4)	(1.2)
Change in valuation allowance	(0.9)	(0.5)	(1.0)
Other permanent differences	(5.0)	(1.5)	1.3
Return to actual adjustments	(5.4)	0.2	0.3
Effective tax rate	66.9%	32.6%	39.6%
The increase in the 2016 effective tax rate is due primarily to the foreign and United States tax rate differential, as the foreign tax rate is generally lower than the United States tax rate and a greater percentage of our taxable income was generated by the foreign operations. The overall change in the effective rate was also impacted by transaction costs and a change in the deferred rate. The decrease in the 2015 effective tax rate is attributable to a discrete benefit item resulting from the reassessment of our uncertain tax position related to the 2008 spin-off of Quanex from a predecessor company in January 2015. Excluding this item, the effective tax rate was 36.0%. The 2014 effective rate was impacted by a change in the tax status of our facility in the United Kingdom (UK). On November 1, 2013, the assets of our UK branch were contributed to a newly formed wholly-owned UK subsidiary. This change resulted in a taxable charge that was booked as a discrete item in the first quarter of 2014. Excluding this discrete item, the 2014 effective tax rate was 34.9%.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Significant components of our net deferred tax liabilities and assets were as follows:

	October 31,
	2016	2015
	(In thousands)
Deferred tax assets:
Employee benefit obligations	$16,694	$13,220
Accrued liabilities and reserves	2,929	3,354
Pension and other benefit obligations	4,087	2,956
Inventory	1,759	2,625
Loss and tax credit carry forwards	9,589	12,531
Other	193	187
Total gross deferred tax assets	35,251	34,873
Less: Valuation allowance	1,279	1,064
Total deferred tax assets, net of valuation allowance	33,972	33,809
Deferred tax liabilities:
Property, plant and equipment	18,946	8,303
Goodwill and intangibles	33,348	16,723
Total deferred tax liabilities	52,294	25,026

Net deferred tax (liabilities) assets	$(18,322)	$8,783
At October 31, 2016, operating loss carry forwards for tax purposes totaled $43.8 million and related to federal and state positions. The majority of such losses begin to expire in 2025. Tax credits available to offset future tax liabilities totaled $4.0 million and are expected to be utilized within the next twelve months. We evaluate tax benefits of operating losses and tax credit carry forwards on an ongoing basis, including a review of historical and projected future operating results, the eligible carry forward period and other circumstances. We have recorded a valuation allowance for certain state net operating losses as of October 31, 2016 and 2015, totaling $1.3 million ($0.8 million net of federal taxes) and $1.1 million ($0.7 million net of federal taxes), respectively. In assessing the need for a valuation allowance, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets.
The following table reconciles the change in the unrecognized income tax benefit associated with uncertain tax positions for the years ended October 31, 2016, 2015 and 2014 (in thousands):

Unrecognized Income Tax Benefits
Balance at October 31, 2013	$13,238
Additions for tax positions related to the current year	—
Additions for tax positions related to the prior year	170
Lapse in statute of limitations	(1,977)
Balance at October 31, 2014	$11,431
Additions for tax positions related to the current year	—
Additions for tax positions related to the prior year	16
Lapse in statute of limitations	(10,883)
Balance at October 31, 2015	$564
Additions for tax positions related to the current year	—
Additions for tax positions related to the prior year	15
Balance at October 31, 2016	$579
As of October 31, 2016, our unrecognized tax benefit (UTB) relates to certain state tax items regarding the interpretation of tax laws and regulations. In January 2015, we reassessed our unrecognized tax benefit related to the 2008 spin-off of Quanex

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

from a predecessor company and recognized the full benefit of the tax positions taken. This reduced the liability for uncertain tax positions by $4.0 million and increased deferred income taxes (non-current assets) by $6.8 million and resulted in a non-cash increase in retained earnings of $10.0 million, with an increase in income tax benefit of $0.8 million. At October 31, 2016, $0.6 million is recorded as a liability for uncertain tax positions. The disallowance of the UTB would not materially affect the annual effective tax rate.
We, along with our subsidiaries, file income tax returns in the United States and various state jurisdictions as well as in the United Kingdom, Germany, Canada and Mexico. In certain jurisdictions the statute of limitations has not yet expired. We generally remain subject to examination of our United States income tax returns for 2013 and subsequent years. We generally remain subject to examination of our various state and foreign income tax returns for a period of four to five years from the date the return was filed. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the state of the federal change.
Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. The final outcome of the future tax consequences of legal proceedings, if any, as well as the outcome of competent authority proceedings, changes in regulatory tax laws, or interpretation of those tax laws could impact our financial statements. We are subject to the effect of these matters occurring in various jurisdictions. We do not believe any of the UTB at October 31, 2016 will be recognized within the next twelve months.
Included in prepaid and other current assets on the accompanying consolidated balance sheets were income tax receivables of $1.6 million and $0.4 million as of October 31, 2016 and 2015, respectively.
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
Management has determined that the earnings of our foreign subsidiaries are not required as a source of funding for United States operations and we intend to indefinitely reinvest these funds in our foreign jurisdictions. If the investment in our foreign subsidiaries were completely realized, a potential gain of $25.6 million could exist resulting in an estimated residual United States tax liability of $6.3 million.
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
We adopted ASU No. 2015-17 as of November 1, 2015 on a retroactive basis. See additional disclosure at Note 21, "New Accounting Guidance Adopted."
12. Commitments and Contingencies
Operating Leases and Purchase Obligations
We have operating leases for certain real estate and equipment used in our business. Rental expense for the years ended October 31, 2016, 2015 and 2014 was $10.3 million, $8.4 million and $6.9 million, respectively. We sublease certain of our facilities as of October 31, 2016, pursuant to which we expect to receive future minimum non-cancelable rentals of $0.4 million.
We are a party to non-cancelable purchase obligations primarily for door hardware, primary and secondary steel and primary and secondary aluminum used in our manufacturing processes, as well as expenditures related to capital projects in progress. We paid $4.6 million and $8.1 million pursuant to these arrangements for the years ended October 31, 2016 and 2015, respectively. These obligations total $11.3 million and $3.7 million at October 31, 2016 and 2015, respectively, and extend through fiscal 2017. Future amounts paid pursuant to these arrangements will depend, to some extent, on our usage.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents future minimum rental payments under operating leases with remaining terms in excess of one year at October 31, 2016 (in thousands):

Operating Leases
2017	$9,794
2018	8,482
2019	7,842
2020	5,904
2021	4,366
Thereafter	30,552
Total	$66,940
Asset Retirement Obligation
We maintain an asset retirement obligation associated with a leased facility in Kent, Washington. We have estimated our future cash flows associated with this asset retirement obligation and recorded an asset and corresponding liability. We are depreciating the asset and accreting the liability over a seven year term, to culminate in an asset retirement obligation of $2.2 million as of July 2020.
Remediation and Environmental Compliance Costs
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
From time to time, we incur routine expenses and capital expenditures associated with compliance with existing environmental regulations, including control of air emissions and water discharges, and plant decommissioning costs. We have not incurred any material expenses or capital expenditures related to environmental matters during the past three fiscal years, and do not expect to incur a material amount of such costs in fiscal 2017. While we will continue to have future expenditures related to environmental matters, any such amounts are impossible to reasonably estimate at this time. Based upon our experience to date, we do not believe that our compliance with environmental requirements will have a material adverse effect on our operations, financial condition or cash flows.
Spacer Migration
We were notified by certain customers through our German operation that the vapor barrier employed on certain spacer products manufactured prior to March 2014 may fail and permit spacer migration in certain extreme circumstances. This product does not have a specific customer warranty, but we have received claims from customers related to this issue, which we continue to investigate on a claim-by-claim basis. We cannot estimate any future liability with regard to unasserted claims but we have received new claims in 2015 and 2016. We evaluate this reserve at each reporting date. We will investigate any future claims, but we are not obligated to honor any future claims.
A reconciliation of the claims activity related to our spacer migration accrual for the years ended October 31, 2016 and 2015 follows:

	Year Ended October 31,
	2016	2015
	(In thousands)
Beginning balance as of November 1, 2015, and 2014, respectively	$1,133	$1,187
Additional claims received	1,147	1,049
Claim payments made	(1,476)	(956)
Foreign currency translation adjustment	(3)	(147)
Total spacer migration accrual	$801	$1,133

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Litigation
From time to time, we, along with our subsidiaries, are involved in various litigation matters arising in the ordinary course of our business. We are currently involved in litigation related to alleged defects in a sealant product manufactured and sold by one of our subsidiaries during the 2000s. While we strongly believe that our product was not defective and that we will prevail in these claims, the ultimate resolution and impact of the claims is not presently determinable and we cannot reasonably estimate a range of potential loss, if any, associated with these claims. Nevertheless, we believe that the eventual outcome of such litigation will not have a material adverse effect on our overall financial condition, results of operations or cash flows.

13. Derivative Instruments
Our derivative activities are subject to the management, direction, and control of the Chief Financial Officer and Chief Executive Officer. Certain transactions in excess of specified levels require further approval from the Board of Directors.
The nature of our business activities requires the management of various financial and market risks, including those related to changes in foreign currency exchange rates and aluminum scrap prices. We have historically used foreign currency forwards and options to mitigate or eliminate certain of those risks at our subsidiaries. We use foreign currency contracts to offset fluctuations in the value of accounts receivable and payable balances that are denominated in currencies other than the United States Dollar, including the Euro, British Pound Sterling and Canadian Dollar. Currently, we do not enter into derivative transactions for speculative or trading purposes. We are exposed to credit loss in the event of nonperformance by the counterparties to our derivative transactions. We attempt to mitigate this risk by monitoring the creditworthiness of our counterparties and limiting our exposure to individual counterparties. In addition, we have established master netting agreements in certain cases to facilitate the settlement of gains and losses on specific derivative contracts.
We have not designated any of our derivative contracts as hedges for accounting purposes in accordance with the provisions under the Accounting Standards Codification topic 815 "Derivatives and Hedging" (ASC 815). Therefore, changes in the fair value of these contracts and the realized gains and losses are recorded in the consolidated statements of income (loss) for the years ended October 31, 2016, 2015 and 2014 were as follows (in thousands):

		Year Ended October 31,
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss):	2016	2015	2014
Foreign currency derivatives	Other, net	77	654	568
We have chosen not to offset any of our derivative instruments in accordance with the provisions of ASC 815. Therefore, the assets and liabilities are presented on a gross basis on our accompanying consolidated balance sheets. Less than $0.1 million of fair value related to foreign currency derivatives was included in prepaid and other current assets as of the years ended October 31, 2016 and 2015, and less than $0.1 million of fair value related to foreign currency derivatives was included in accrued liabilities as of October 31, 2016.
The following table summarizes the notional amounts and fair value of outstanding derivative contracts at October 31, 2016 and 2015 (in thousands):

		Notional as indicated		Fair Value in $
		October 31, 2016	October 31, 2015	October 31, 2016	October 31, 2015
Foreign currency derivatives:
Sell EUR, Buy USD	EUR	5,251	8,076	$(79)	$37
Sell CAD, Buy USD	CAD	186	280	1	1
Sell GBP, Buy USD	GBP	187	226	(1)	3
Buy EUR, Sell GBP	EUR	130	2	1	—
Buy USD, Sell EUR	USD	1	—	—	—
Buy EUR, Sell USD	EUR	—	807	—	3
For the classification in the fair value hierarchy, see Note 14, "Fair Value Measurement of Assets and Liabilities", included herewith.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

•	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.
The following table summarizes the assets measured on a recurring basis based on the fair value hierarchy (in thousands):

	October 31, 2016				October 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Foreign currency derivatives	$—	$2	$—	$2	$—	$44	$—	$44
Total assets	$—	$2	$—	$2	$—	$44	$—	$44
Liabilities
Foreign currency derivatives	$—	$80	$—	$80	$—	$—	$—	$—
Contingent consideration	—	—	8,376	8,376	—	—	10,414	10,414
Total liabilities	$—	$80	$8,376	$8,456	$—	$—	$10,414	$10,414
All of our derivative contracts are valued using quoted market prices from brokers or exchanges and are classified within Level 2 of the fair value hierarchy. We liquidated our short-term investments as of June 2015 and used the proceeds, along with borrowings under our revolving credit facility, to acquire HLP. Contingent consideration of $8.4 million associated with the HLP acquisition, which was paid during November 2016, is included above as a Level 3 measurement (see Note 2, "Acquisitions").
As of October 31, 2016 and 2015, we had approximately $2.4 million of certain property, plant and equipment that was recorded at fair value on a non-recurring basis and classified as Level 3. The fair value was based on broker opinions.
Carrying amounts reported on the balance sheet for cash, cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. Our outstanding debt was variable rate debt that re-prices frequently, thereby limiting our exposure to significant change in interest rate risk. As a result, the fair value of our debt instruments approximates carrying value at October 31, 2016 and 2015 (Level 3 measurement).
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
A summary of non-vested restricted stock awards activity during the years ended October 31, 2016, 2015 and 2014, follows:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value per Share
Non-vested at October 31, 2013	183,400	$17.46
Granted	83,400	17.67
Vested	(30,700)	17.45
Forfeited	(15,300)	19.25
Non-vested at October 31, 2014	220,800	17.42
Granted	118,800	20.17
Vested	(34,000)	15.12
Forfeited	(12,600)	19.57
Non-vested at October 31, 2015	293,000	18.71
Granted	85,500	19.21
Vested	(102,000)	17.84
Forfeited	(9,800)	18.97
Non-vested at October 31, 2016	266,700	$19.19
The total weighted average grant-date fair value of restricted stock awards that vested during the years ended October 31, 2016, 2015 and 2014 was $1.8 million, $0.5 million and $0.5 million, respectively. As of October 31, 2016, total unrecognized compensation cost related to unamortized restricted stock awards totaled $2.1 million. We expect to recognize this expense over the remaining weighted average period of 1.8 years.
Stock Options

Historically, stock options have been awarded to key employees, officers and non-employee directors. Effective May 2015, the director compensation structure was revised to eliminate the grant of stock options to non-employee directors. Key employee and officer stock options typically vest ratably over a three-year period with service and continued employment as the vesting conditions. Our stock options may be exercised up to a maximum of ten years from the date of grant. The fair value of the stock options is determined on the grant date and expensed over the vesting period resulting in an increase in additional paid-in-capital.
We use the Black-Scholes pricing model to estimate the fair value of our stock options. A description of the methodology for the valuation assumption follows:

•
Expected Volatility – For stock options granted prior to July 1, 2013, we used an estimate of the historical volatility of a selected peer group. Effective July 1, 2013, we determined that we had sufficient historical data to calculate the volatility of our common stock since our spin-off in April 2008. We believe there has been uncertainty in the United States equities market over the past several years and that uncertainty has contributed to volatility in equities in general. We expect this volatility to continue over the foreseeable future. Therefore, we believe that our historical volatility is a proxy for expected volatility. We have not excluded any of our historical data from the volatility calculation, and we are not aware of any specific significant factors which might impact our future volatility.

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
The following table summarizes the assumptions used to estimate the fair value of our stock options granted during the years ended October 31, 2016, 2015 and 2014.

	Year Ended October 31,
	2016	2015	2014
Weighted-average expected volatility	37.1%	47.7%	55.3%
Weighted-average expected term (in years)	5.4	5.6	6.1
Risk-free interest rate	1.7%	1.6%	1.9%
Expected dividend yield over expected term	1.0%	1.0%	1.0%
Weighted average grant date fair value	$6.32	$8.40	$8.78
The following table summarizes our stock option activity for the years ended October 31, 2016, 2015 and 2014.

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000s)
Outstanding at October 31, 2013	2,875,276	15.64		$7,748
Granted	189,200	17.99
Exercised	(306,611)	19.27
Forfeited/Expired	(169,476)	18.71
Outstanding at October 31, 2014	2,588,389	16.21	6.2	$10,238
Granted	123,900	20.28
Exercised	(327,700)	15.59
Forfeited/Expired	(32,401)	20.21
Outstanding at October 31, 2015	2,352,188	16.46	5.4	$6,672
Granted	297,900	19.23
Exercised	(221,850)	15.43
Forfeited/Expired	(42,018)	19.78
Outstanding at October 31, 2016	2,386,220	16.84	5.1	$2,384
Vested or expected to vest at October 31, 2016	2,377,254	16.83	5.1	$2,384
Exercisable at October 31, 2016	1,978,013	$16.34	4.4	$2,384
Intrinsic value is the amount by which the market price of the common stock on the date of exercise exceeds the exercise price of the stock option. For the years ended October 31, 2016, 2015 and 2014, the total intrinsic value of our stock options that were exercised totaled $1.0 million, $1.3 million and $2.7 million, respectively. The total fair value of stock options vested during

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

the years ended October 31, 2016, 2015 and 2014, was $1.9 million, $2.8 million and $3.8 million, respectively. As of October 31, 2016, total unrecognized compensation cost related to stock options was $0.8 million. We expect to recognize this expense over the remaining weighted average vesting period of 1.8 years.
Restricted Stock Units
Restricted stock units may be awarded to key employees and officers from time to time, and annually to non-employee directors. The non-employee director restricted stock units vest immediately but are payable only upon the director's cessation of service unless an election is made by the non-employee director to settle and pay the award on an earlier specified date. Restricted stock units awarded to employees and officers typically cliff vest after a three-year period with service and continued employment as the vesting conditions. Restricted stock units are not considered outstanding shares and do not have voting rights, although the holder does receive a cash payment equivalent to the dividend paid, on a one-for-one basis, on our outstanding common shares. Once the vesting criteria is met, each restricted stock unit is payable to the holder in cash based on the market value of one share of our common stock. Accordingly, we record a liability for the restricted stock units on our balance sheet and recognize any changes in the market value during each reporting period as compensation expense.
The following table summarizes non-vested restricted stock unit activity during the years ended October 31, 2016, 2015 and 2014:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at October 31, 2013	101,000	$15.62
Granted	12,135	18.58
Vested	(29,635)	18.35
Non-vested at October 31, 2014	83,500	15.08
Granted	—	—
Vested	(83,500)	15.08
Non-vested at October 31, 2015	—	—
Granted	20,445	19.56
Vested	(20,445)	19.56
Non-vested at October 31, 2016	—	—
During the years ended October 31, 2015 and 2014, we paid $1.7 million and $0.5 million, respectively, to settle restricted stock units; we did not make any payments to settle restricted stock units during the year ended October 31, 2016. All outstanding restricted stock units awarded to officers and employees have vested as of October 31, 2016. The directors received a grant of restricted stock units on November 1, 2016, which vested immediately.
Performance Share Awards
We have granted performance share awards to key employees and officers annually in December. In addition, we awarded performance shares in January 2016 to a new officer. These awards cliff vest after a three-year period with service and performance measures such as relative total shareholder return and earnings per share growth as vesting conditions. The number of performance share awards earned is variable depending on the metrics achieved. The settlement method is 50% in cash and 50% in our common stock.
To account for the performance share awards, we have bifurcated the portion subject to a market condition (relative total shareholder return) and the portion subject to an internal performance measure (earnings per share growth). We have further bifurcated these awards based on the settlement method, as the portion expected to settle in stock (equity component) and the portion expected to settle in cash (liability component).
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

will be recorded as a liability and will be marked to market over the three-year term of the award, and could fluctuate depending on the number of shares ultimately expected to vest.
In conjunction with the annual grants in December 2015, 2014 and 2013, we awarded 158,100, 137,400 and 155,800 performance shares, respectively. We also awarded 4,300 performance shares in January 2016. Depending on the achievement of the performance conditions, 0% to 200% of these shares may ultimately vest. During 2016, 9,100 of the performance shares issued in December 2015 were forfeited. During 2015, 9,200 of the performance shares issued in December 2013 were forfeited and 8,200 of the performance shares issued in December 2014 were forfeited. During 2014, 7,000 of the performance shares issued in December 2013 were forfeited. For the years ended October 31, 2016, 2015 and 2014, we have recorded $2.7 million, $1.5 million and $1.0 million of compensation expense related to these performance share awards.
Performance share awards are not considered outstanding shares and do not have voting rights, although dividends are accrued over the performance period and will be payable in cash based upon the number of performance shares ultimately earned.
Performance shares are excluded from the diluted weighted-average shares used to calculate earnings per share until the performance criteria is probable to result in the issuance of contingent shares. We evaluate the probability of the performance share vesting within one year of the vesting date. As of October 31, 2016, we have deemed 135,100 performance share awards to vest, of which 67,550 will be paid in our common stock and 67,550, along with accrued dividends, will settle in cash. The 67,550 awards payable in our common stock are potentially dilutive and considered in the diluted weighted average shares calculation for the year ended October 31, 2016. No contingent shares related to performance shares are included in diluted weighted average shares for the years ended October 31, 2015 or 2014.
The following table summarizes amounts expensed as selling, general and administrative expense related to restricted stock awards, stock options, restricted stock units and performance share awards for the years ended October 31, 2016, 2015 and 2014(in thousands):

	Year Ended October 31,
	2016	2015	2014
Restricted stock awards	$1,911	$1,670	$1,220
Stock options	2,486	1,713	2,301
Restricted stock units	161	(57)	781
Performance share awards	2,703	1,504	981
Total compensation expense	7,261	4,830	5,283
Income tax effect	4,858	1,575	2,092
Net compensation expense	$2,403	$3,255	$3,191

16. Stockholders' Equity
As of October 31, 2016, our authorized capital stock consists of 125,000,000 shares of common stock, at par value of $0.01 per share, and 1,000,000 shares of preferred stock, with no par value. As of October 31, 2016 and 2015, we had 37,560,249 and 37,609,563 shares of common stock issued, respectively, and 34,220,496 and 33,962,460 shares of common stock outstanding, respectively. There were no shares of preferred stock issued or outstanding at October 31, 2016 and 2015.
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
We record treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Shares are generally issued from treasury stock at the time of grant of restricted stock awards, upon the exercise of stock options and upon the vesting of performance shares. On the subsequent issuance of treasury shares, we record proceeds in excess of cost as an increase in additional paid in capital. A deficiency of such proceeds relative to costs would be applied to reduce paid-

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

in-capital associated with prior issuances to the extent available, with the remainder recorded as a charge to retained earnings. We recorded a charge to retained earnings of $0.6 million and $0.7 million in the years ended October 31, 2016 and 2015, respectively.
The following table summarizes the treasury stock activity during the year ended October 31, 2016:

October 31, 2016
Beginning balance as of November 1, 2015	3,647,103
Restricted stock awards granted	(85,500)
Stock options exercised	(221,850)
Balance at end of period	3,339,753
17. Other Income (Expense)
Other income (expense) included under the caption "Other, net" on the accompanying consolidated statements of income (loss), consisted of the following (in thousands):

	Year Ended October 31,
	2016	2015	2014
Foreign currency transaction losses	$(5,457)	$(1,433)	$(695)
Foreign currency exchange derivative gains	77	654	568
Interest income	106	64	119
Other	(205)	184	100
Other (expense) income	$(5,479)	$(531)	$92
18. Segment Information
In 2014, we did not disclose segment information as we aggregated four operating segments into a common reportable segment. In our Annual Report on Form 10-K as of October 31, 2015 we presented two reportable business segments, in accordance with ASC Topic 280-10-50, “Segment Reporting” (ASC 280): (1) Engineered Products, comprised of four operating segments, focused primarily on North American fenestration, and (2) International Extrusion, comprised solely of HLP that was acquired on June 15, 2015. In addition, we recorded LIFO inventory adjustments, corporate office charges and inter-segment eliminations as Corporate & Other.
With the acquisition of Woodcraft on November 2, 2015, we re-evaluated our reportable operating segment presentation and changed the presentation to have three reportable business segments: (1) North American Engineered Components segment (“NA Engineered Components”), comprised of four operating segments primarily focused on the fenestration market in North America including vinyl profiles, insulating glass (IG) spacers, screens & other fenestration components; (2) European Engineered Components segment (“EU Engineered Components”), comprised of our United Kingdom-based vinyl extrusion business, manufacturing vinyl profiles & conservatories, and the European insulating glass business manufacturing IG spacers; and (3) North American Cabinet Components segment (“NA Cabinet Components”), comprised solely of the North American cabinet door and components business acquired in November 2015. We continue to maintain what was previously called Corporate & Other, now called Unallocated Corporate & Other, but a portion of the general and administrative costs associated with the corporate office have been allocated to the reportable operating segments, based upon a relative measure of profitability in order to more accurately reflect each reportable operating segment's administrative cost. Certain costs were not allocated to the business segments, but remain in Unallocated Corporate & Other, including transaction expenses, stock-based compensation, long-term incentive awards based on the performance of our common stock and other factors, certain severance and legal costs not deemed to be allocable to all segments, depreciation of corporate assets, interest expense, other, net, income taxes and inter-segment eliminations. This treatment was applied to avoid an asymmetrical allocation amongst the operating segments for the comparative period due to the timing of acquisitions. The accounting policies of our operating segments are the same as those used to prepare the accompanying consolidated financial statements. The following table summarizes corporate general and administrative expense allocated during the years ended October 31, 2016, 2015 and 2014:

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended October 31,
	2016	2015	2014
	(in thousands)
NA Engineered Components	$10,487	$9,638	$10,170
EU Engineered Components	3,814	2,109	740
NA Cabinet Components	4,767	—	—
Unallocated Corporate & Other	—	5,776	7,581
Allocated general and administrative expense	$19,068	$17,523	$18,491
ASC Topic 280-10-50, “Segment Reporting” (ASC 280) permits aggregation of operating segments based on factors including, but not limited to: (1) similar nature of products serving the building products industry, primarily the fenestration business; (2) similar production processes, although there are some differences in the amount of automation amongst operating plants; (3) similar types or classes of customers, namely the primary OEMs; (4) similar distribution methods for product delivery, although the extent of the use of third-party distributors will vary amongst the businesses; (5) similar regulatory environment; and (6) converging long-term economic similarities.
Segment information for the years ended October 31, 2016, 2015 and 2014 was as follows (in thousands):

	NA Eng Comp.	EU Eng. Comp.	NA Cabinet Comp.	Unallocated Corp. & Other	Total
Year Ended October 31, 2016
Net sales	$560,029	$150,203	$223,391	$(5,439)	$928,184
Depreciation and amortization	30,298	9,339	12,948	561	53,146
Operating income (loss)	37,883	13,225	1,821	(16,576)	36,353
Capital expenditures	22,713	6,141	8,110	279	37,243
Total assets	$290,725	$190,995	$287,012	$11,621	$780,353
Year Ended October 31, 2015
Net sales	$556,550	$93,644	$—	$(4,666)	$645,528
Depreciation and amortization	28,911	5,020	—	1,289	35,220
Operating income (loss)	39,253	3,253	—	(17,831)	24,675
Capital expenditures	25,499	4,396	—	87	29,982
Total assets	$314,397	$231,261	$—	$19,858	$565,516
Year Ended October 31, 2014
Net sales	$544,045	$55,891	$—	$(4,552)	$595,384
Depreciation and amortization	28,888	1,898	—	3,083	33,869
Operating income (loss)	27,604	3,756	—	(17,084)	14,276
Capital expenditures	$20,990	$2,445	$—	$294	$23,729
Capital expenditures per the accompanying cash flow statements include $10.1 million for the year ended October 31, 2014 related to Nichols business which was discontinued in 2014.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table reconciles our segment presentation for the years ended October 31, 2015 and 2014 as previously reported in our Annual Report on Form 10-K for the year ended October 31, 2015 to the current presentation.

Year Ended October 31, 2015	As Previously Reported	Reclassification	Current Presentation
	(in thousands)
Engineered Products
Net sales	$603,296	$(603,296)	$—
Depreciation and amortization	30,587	(30,587)	—
Operating income (loss)	52,850	(52,850)	—
Capital expenditures	28,013	(28,013)	—
Total assets	$361,281	$(361,281)	$—
International Extrusion
Net sales	$42,232	$(42,232)	$—
Depreciation and amortization	3,344	(3,344)	—
Operating income (loss)	1,404	(1,404)	—
Capital expenditures	1,882	(1,882)	—
Total assets	$184,377	$(184,377)	$—
Corporate & Other
Net sales	$—	$—	$—
Depreciation and amortization	1,289	(1,289)	—
Operating income (loss)	(29,579)	29,579	—
Capital expenditures	87	(87)	—
Total assets	$19,858	$(19,858)	$—
NA Engineered Components
Net sales	$—	$556,550	$556,550
Depreciation and amortization	—	28,911	28,911
Operating income (loss)	—	39,253	39,253
Capital expenditures	—	25,499	25,499
Total assets	$—	$314,397	$314,397
EU Engineered Components
Net sales	$—	$93,644	$93,644
Depreciation and amortization	—	5,020	5,020
Operating income (loss)	—	3,253	3,253
Capital expenditures	—	4,396	4,396
Total assets	$—	$231,261	$231,261
Unallocated Corporate & Other
Net sales	$—	$(4,666)	$(4,666)
Depreciation and amortization	—	1,289	1,289
Operating income (loss)	—	(17,831)	(17,831)
Capital expenditures	—	87	87
Total assets	$—	$19,858	$19,858

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Year Ended October 31, 2014	As Previously Reported	Reclassification	Current Presentation
	(in thousands)
Engineered Products
Net sales	$595,384	$(595,384)	$—
Depreciation and amortization	30,785	(30,785)	—
Operating income (loss)	42,271	(42,271)	—
Capital expenditures	$23,435	$(23,435)	$—
Corporate & Other
Net sales	$—	$—	$—
Depreciation and amortization	3,084	(3,084)	—
Operating income (loss)	(27,995)	27,995	—
Capital expenditures	$294	$(294)	$—
NA Engineered Components
Net sales	$—	$544,045	$544,045
Depreciation and amortization	—	28,888	28,888
Operating income (loss)	—	27,604	27,604
Capital expenditures	$—	$20,990	$20,990
EU Engineered Components
Net sales	$—	$55,891	$55,891
Depreciation and amortization	—	1,898	1,898
Operating income (loss)	—	3,756	3,756
Capital expenditures	$—	$2,445	$2,445
Unallocated Corporate & Other
Net sales	$—	$(4,552)	$(4,552)
Depreciation and amortization	—	3,083	3,083
Operating income (loss)	—	(17,084)	(17,084)
Capital expenditures	$—	$294	$294
The following table summarizes the change in the carrying amount of goodwill by segment for the years ended October 31, 2016 and 2015 (in thousands):

	NA Eng. Comp.	EU Eng. Comp.	NA Cabinet Comp.	Unalloc. Corp. & Other	Total
Balance as of October 31, 2014	$51,314	$19,232	$—	$—	$70,546
HLP acquisition	—	61,524	—	—	61,524
Asset impairment charge	—	—	—	—	—
Foreign currency translation adjustment	—	(2,300)	—	—	(2,300)
Balance as of October 31, 2015	$51,314	$78,456	$—	$—	$129,770
Woodcraft acquisition	—	—	113,747	—	113,747
Asset impairment charge	(12,602)	—	—	—	(12,602)
Other	—	(575)	—	—	(575)
Foreign currency translation adjustment	—	(13,305)	—	—	(13,305)
Balance as of October 31, 2016	$38,712	$64,576	$113,747	$—	$217,035
For further details of Goodwill, see Note 6, "Goodwill & Intangible Assets", located herewith.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

We did not allocate non-operating expense or income tax expense to the reportable segments. The following table reconciles operating income (loss) as reported above to net (loss) income for the years ended October 31, 2016, 2015 and 2014:

	Year Ended October 31,
	2016	2015	2014
	(in thousands)
Operating income	$36,353	$24,675	$14,276
Interest expense	(36,498)	(991)	(562)
Other, net	(5,479)	(531)	92
Income tax benefit (expense)	3,765	(7,539)	(5,468)
(Loss) income from continuing operations	$(1,859)	$15,614	$8,338
Geographic Information
Our manufacturing facilities and all long-lived assets are located in the United States, United Kingdom, Germany and Mexico. We attribute our net sales to a geographic region based on the location of the customer. The following tables provide information concerning our net sales for the years ended October 31, 2016, 2015 and 2014, and our long-lived assets as of October 31, 2016 and 2015 (in thousands):

	Year Ended October 31,
Net Sales:	2016	2015	2014
United States	$724,045	$500,171	$484,601
Europe	150,710	94,564	57,098
Canada	24,141	22,973	26,605
Asia	20,404	19,268	18,867
Other foreign countries	8,884	8,552	8,213
Total net sales	$928,184	$645,528	$595,384

	Year Ended October 31,
Long-lived assets, net	2016	2015
United States	$428,203	$214,479
Germany	19,479	20,117
United Kingdom	121,416	156,656
Mexico	614	—
Total long-lived assets, net	$569,712	$391,252
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes our product sales for the years ended October 31, 2016, 2015 and 2014 into general groupings to provide additional information to our shareholders.

	Year Ended October 31,
	2016	2015	2014
	(in thousands)
NA Engineered Components:
United States - fenestration	$466,351	$462,650	$453,571
International - fenestration	38,439	33,991	43,345
United States - non-fenestration	36,986	42,143	33,583
International - non-fenestration	18,253	17,766	13,546
	$560,029	$556,550	$544,045
EU Engineered Components:
United States - fenestration	$412	$44	$—
International - fenestration	134,631	87,943	55,891
International - non-fenestration	15,160	5,657	—
	$150,203	$93,644	$55,891
NA Cabinet Components:
United States	$220,715	$—	$—
International	2,676	—	—
	$223,391	$—	$—
Unallocated Corporate & Other
Eliminations	$(5,439)	$(4,666)	$(4,552)
	$(5,439)	$(4,666)	$(4,552)
Net sales	$928,184	$645,528	$595,384

19. (Loss) Earnings Per Share
We compute basic (loss) earnings per share by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted earnings per common and potential common shares include the weighted average of additional shares associated with the incremental effect of dilutive employee stock options, non-vested restricted stock as determined using the treasury stock method prescribed by U.S. GAAP and contingent shares associated with performance share awards, if dilutive.
Basic and diluted loss per share was $0.05 for the twelve months ended October 31, 2016. The computation of diluted earnings per share excludes outstanding stock options and other common stock equivalents when their inclusion would be anti-dilutive. This is always the case when an entity incurs a net loss. During the twelve-month period ended October 31, 2016, 378,542 shares of common stock equivalents, 152,227 shares of restricted stock and 67,550 contingent shares related to performance share awards were excluded from the computation of diluted earnings per share.

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
There were no potentially dilutive contingent shares related to performance share awards for the years ended October 31, 2015 and 2014.
For the years ended October 31, 2016, 2015 and 2014, we had 807,372, 860,272 and 954,372 securities, respectively, that were potentially dilutive in future earnings per share calculations. Such dilution will be dependent on the excess of the market price of our stock over the exercise price and other components of the treasury stock method.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20. Unaudited Quarterly Data
Selected quarterly financial data for the years ended October 31, 2016 and 2015 was as follows (amounts in thousands, except per share amounts):

For the Quarter Ended	January 31, 2016	April 30, 2016	July 31, 2016	October 31, 2016
Net sales	$201,468	$229,460	$248,085	$249,171
Cost of sales (excluding depreciation and amortization)	159,348	176,497	186,631	188,168
Depreciation and amortization	12,970	13,816	12,973	13,387
Operating (loss) income	(2,138)	10,556	19,930	8,005
(Loss) income from continuing operations	(7,249)	3,935	(3,976)	5,431
Net (loss) income	$(7,249)	$3,935	$(3,976)	$5,431
Basic (loss) earnings per share, continuing operations	$(0.21)	$0.12	$(0.12)	$0.16
Diluted (loss) earnings per share, continuing operations	(0.21)	0.12	(0.12)	0.16
Basic (loss) earnings per share	(0.21)	0.11	(0.12)	0.16
Diluted (loss) earnings per share	(0.21)	0.11	(0.12)	0.16
Cash dividends paid per common share	$0.04	$0.04	$0.04	$0.04

For the Quarter Ended	January 31, 2015	April 30, 2015	July 31, 2015	October 31, 2015
Net sales	$127,893	$141,970	$180,206	$195,459
Cost of sales (excluding depreciation and amortization)	105,804	110,812	136,853	145,628
Depreciation and amortization	8,208	7,831	8,502	10,679
Operating (loss) income	(5,615)	3,689	9,828	16,773
(Loss) income from continuing operations	(3,094)	2,294	6,471	9,943
Net (loss) income	$(3,071)	$2,294	$6,927	$9,943
Basic (loss) earnings per share, continuing operations	$(0.09)	$0.07	$0.20	$0.30
Diluted (loss) earnings per share, continuing operations	(0.09)	0.07	0.19	0.29
Basic (loss) earnings per share	(0.09)	0.07	0.21	0.30
Diluted (loss) earnings per share	(0.09)	0.07	0.20	0.29
Cash dividends paid per common share	$0.04	$0.04	$0.04	$0.04
Quarterly earnings (loss) per share results may not sum to the consolidated earnings per share results on the accompanying consolidated statements of income (loss) due to rounding and changes in weighted average shares during the respective periods.
21. New Accounting Guidance Adopted
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendments require deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. We adopted ASU No. 2015-17 as of November 1, 2015 on a retrospective basis. As a result, our presentation of deferred taxes at October 31, 2016 and October 31, 2015 is consistent with this guidance, and therefore the October 31, 2015 presentation reflects a reclassification of current deferred income tax asset of $14.0 million and the noncurrent deferred income tax liability of $5.2 million as a noncurrent deferred income tax asset of $8.8 million.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This amendment requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the treatment of debt discounts. In August 2015, the FASB issued ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, to clarify guidance within ASU 2015-03 with respect to line-of-credit arrangements. ASU 2015-15 allows an entity, in the case of a line-of-credit arrangement, to either follow ASU 2015-03 or defer and present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. For the years ended October 31, 2016 and 2015, we elected to forgo the option to present line-of-credit debt issuance costs as an asset provided in ASU 2015-15 and have presented outstanding unamortized deferred loan costs as a direct deduction from the carrying value of all debt outstanding to the extent there is debt outstanding. We elected to early adopt ASU No. 2015-03 as of October 31, 2016 on a retrospective basis. As a result, our presentation of all debt issuance costs at October 31, 2016 and October 31, 2015 is a direct deduction from the carrying amount of the outstanding debt, and the October 31, 2015 presentation reflects a reclassification of $1.3 million of unamortized deferred financing fees from other assets to long term debt, resulting in other assets of $7.3 million and long-term debt of $53.8 million (see Note 8, "Debt and Capital Lease Obligations").
In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This new guidance clarifies the definition of a discontinued operation as a disposal of a component of any entity, or a group of such components, which represent a strategic shift that has or will have a major effect on an entity’s operations and financial results.  This guidance should result in fewer applications of discontinued operations accounting treatment.  However, if such accounting treatment is required, the guidance requires additional footnote disclosures with regard to the major classes of line items constituting pretax profit or loss of the discontinued operation, a reconciliation of the major classes of assets and liabilities of the discontinued operation, and additional disclosure with regard to cash flows of the discontinued operation.  This guidance became effective for fiscal years beginning on or after December 15, 2014.  We adopted this guidance during fiscal 2016 with no material impact on our consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) under the Securities Exchange Act of 1934 (1934 Act) as of October 31, 2016. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2016, the disclosure controls and procedures are effective.
Management’s Annual Report on Internal Control over Financial Reporting
Refer to Management’s Annual Report on Internal Control over Financial Reporting located in "Part 2, Item 8. Financial Information" of this Annual Report on Form 10-K.
Auditor's Report Relating to Effectiveness of Internal Control over Financial Reporting
Refer to the Report of Independent Registered Public Accounting Firm located "Part 2, Item 8. Financial Information" in this Annual Report on Form 10-K.
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

Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Pursuant to General Instruction G(3) to Form 10-K, the information on "Directors, Executive Officers and Corporate Governance" is incorporated herein by reference from the Registrant's Definitive Proxy Statement relating to the 2017 Annual Meeting of Stockholders of Quanex Building Products Corporation or an amendment to this Form 10-K, which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after the close of the fiscal year ended October 31, 2016.
Item 11. Executive Compensation.
Pursuant to General Instruction G(3) to Form 10-K, the information on "Executive Compensation" is incorporated herein by reference from the Registrant's Definitive Proxy Statement relating to the 2017 Annual Meeting of Stockholders of Quanex Building Products Corporation or an amendment to this Form 10-K, which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after the close of the fiscal year ended October 31, 2016.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Pursuant to General Instruction G(3) to Form 10-K, the information on "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" is incorporated herein by reference from the Registrant's Definitive Proxy Statement relating to the 2017 Annual Meeting of Stockholders of Quanex Building Products Corporation or an amendment to this Form 10-K, which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after the close of the fiscal year ended October 31, 2016.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Pursuant to General Instruction G(3) to Form 10-K, the information on "Certain Relationships and Related Transactions, and Director Independence" is incorporated herein by reference from the Registrant's Definitive Proxy Statement relating to the 2017 Annual Meeting of Stockholders of Quanex Building Products Corporation or an amendment to this Form 10-K, which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after the close of the fiscal year ended October 31, 2016.
Item 14. Principal Accountant Fees and Services.
Pursuant to General Instruction G(3) to Form 10-K, the information on "Principal Accountant Fees and Services" is incorporated herein by reference from the Registrant's Definitive Proxy Statement relating to the 2017 Annual Meeting of Stockholders of Quanex Building Products Corporation or an amendment to this Form 10-K, which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after the close of the fiscal year ended October 31, 2016.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
1. Financial Statements
The financial statements included in this report are listed in the Index to Financial Statements located elsewhere in this Annual Report on Form 10-K.
2. Financial Statement Schedules
Schedules for which provision is made in the applicable accounting regulations of the SEC are either not required under the related instructions or inapplicable.
3. Exhibits
The exhibits required to be filed pursuant to Item 15(b) of Form 10-K are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference. Exhibits 10.1 through 10.43 listed in the Exhibit Index filed herewith, are management or compensatory plans or arrangements required to be filed as exhibits to this Annual Report on Form 10-K pursuant to Item 15(b) thereof.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANEX BUILDING PRODUCTS CORPORATION

Date:	December 16, 2016	/s/ Brent L. Korb
Brent L. Korb
Senior Vice President – Finance and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William C. Griffiths	Chairman of the Board,	December 16, 2016
William C. Griffiths	President and Chief Executive Officer

/s/ Susan F. Davis	Director	December 16, 2016
Susan F. Davis

/s/ LeRoy D. Nosbaum	Director	December 16, 2016
LeRoy D. Nosbaum

/s/ Joseph D. Rupp	Director	December 16, 2016
Joseph D. Rupp

/s/ Curtis M. Stevens	Director	December 16, 2016
Curtis M. Stevens

/s/ Robert R. Buck	Director	December 16, 2016
Robert R. Buck

/s/ Brent L. Korb	Senior Vice President—Finance and Chief Financial Officer	December 16, 2016
Brent L. Korb	(Principal Financial Officer)

/s/ Dewayne Williams	Vice President and Controller	December 16, 2016
Dewayne Williams	(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number                Description of Exhibits

2.1
Distribution Agreement among Quanex Corporation, Quanex Building Products LLC and Quanex Building Products Corporation (incorporated by reference to Exhibit 10.1 to Quanex Corporation’s Current Report on Form 8-K (Reg. No. 001-05725) filed with the Commission on December 24, 2007).

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

3.2
Third Amended and Restated Bylaws of the Registrant dated as of March 4, 2016, filed as Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-33913) for the quarter ended July 31, 2016, and incorporated herein by reference.

4.1
Form of Registrant’s common stock certificate, filed as Exhibit 4.1 of Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on February 14, 2008, and incorporated herein by reference.

4.2
Credit Agreement dated as of July 29, 2016, by and among the Company; the lenders party thereto; and Wells Fargo Bank, National Association, as Agent; filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913) as filed with the Securities and Exchange Commission on August 1, 2016, and incorporated herein by reference.

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

†10.9
Agreement between Quanex Building Products Corporation and Dewayne Williams, effective July 1, 2013, filed as Exhibit 10.1 of the Registrant's Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on June 20, 2013, and incorporated herein by reference.

†10.10
Change in Control Agreement between Quanex Building Products Corporation and Dewayne Williams, effective July 1, 2013, filed as Exhibit 10.2 of the Registrant's Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on June 20, 2013, and incorporated herein by reference.

†10.11
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

†10.19
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

†10.28
Amended Form of Performance Share Award Agreement for Section 16 Officers under the Quanex Building Products Corporation 2008 Omnibus Incentive Plan, as amended, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on December 7, 2015, and incorporated herein by reference.

†10.29
Amended Form of Performance Share Award Agreement for Key Leaders under the Quanex Building Products Corporation 2008 Omnibus Incentive Plan, as amended, filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on December 7, 2015, and incorporated herein by reference.

†10.30
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

†10.41
Agreement between Quanex Building Products Corporation and Scott Zuehlke, effective January 25, 2016, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on January 27, 2016, and incorporated herein by reference.

†10.42
Change in Control Agreement between Quanex Building Products Corporation and Scott Zuehlke, effective January 25, 2016, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on January 27, 2016, and incorporated herein by reference.

†10.43
Indemnity Agreement between Quanex Building Products Corporation and Scott Zuehlke, effective January 25, 2016, the form of which is filed as Exhibit 10.2 of the Registrant's Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on August 29, 2008, and incorporated herein by reference.

*10.44	Lease dated February 9, 2016, between Garner Properties Ltd. and HL Plastics Limited.

10.45
Amended and Completely Restated Lease Agreement dated August 25, 2016, between Lauren Real Estate Holding LLC and Quanex IG Systems, Inc., filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on August 26, 2016, and incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number                Description of Exhibits

*21.1	Subsidiaries of the Registrant.

*23.1	Consent of Grant Thornton LLP

*31.1	Certification by chief executive officer pursuant to Rule 13a-14(a)/15d-14(a).

*31.2	Certification by chief financial officer pursuant to Rule 13a-14(a)/15d-14(a).

*32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
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