Form 10-Q
period 2017-01-31
Quanex Building Products CORP
filed 2017-03-07
CIK 1423221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________
FORM 10-Q
 ________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2017
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 3, 2017
Common Stock, par value $0.01 per share	34,425,373

QUANEX BUILDING PRODUCTS CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 31, 2017	October 31, 2016
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$14,074	$25,526
Accounts receivable, net of allowance for doubtful accounts of $276 and $251	62,754	83,625
Inventories, net (Note 3)	92,225	84,335
Prepaid and other current assets	7,879	10,488
Total current assets	176,932	203,974
Property, plant and equipment, net of accumulated depreciation of $254,286 and $245,128	196,903	198,497
Goodwill (Note 4)	218,213	217,035
Intangible assets, net (Note 4)	150,345	154,180
Other assets	7,927	6,667
Total assets	$750,320	$780,353
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$41,198	$47,781
Accrued liabilities	28,944	55,101
Income taxes payable (Note 8)	1,153	732
Current maturities of long-term debt (Note 5)	17,630	10,520
Total current liabilities	88,925	114,134
Long-term debt (Note 5)	254,829	259,011
Deferred pension and postretirement benefits (Note 6)	9,004	8,167
Deferred income taxes (Note 8)	15,567	18,322
Other liabilities	13,714	12,888
Total liabilities	382,039	412,522
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, no par value, shares authorized 1,000,000; issued and outstanding - none	—	—
Common stock, $0.01 par value, shares authorized 125,000,000; issued 37,512,907 and 37,560,249, respectively; outstanding 34,425,473 and 34,220,496, respectively	375	376
Additional paid-in-capital	254,139	254,540
Retained earnings	208,617	214,047
Accumulated other comprehensive loss	(35,933)	(38,765)
Less: Treasury stock at cost, 3,087,434 and 3,339,753 shares, respectively	(58,917)	(62,367)
Total stockholders’ equity	368,281	367,831
Total liabilities and stockholders' equity	$750,320	$780,353
The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three Months Ended
	January 31,
	2017	2016
	(In thousands, except per share amounts)
Net sales	$195,096	$201,468
Cost and expenses:
Cost of sales (excluding depreciation and amortization)	154,947	159,348
Selling, general and administrative	27,445	31,288
Restructuring charges	1,139	—
Depreciation and amortization	15,406	12,970
Operating loss	(3,841)	(2,138)
Non-operating (expense) income:
Interest expense	(2,160)	(6,491)
Other, net	661	(2,361)
Loss before income taxes	(5,340)	(10,990)
Income tax benefit	1,614	3,741
Net loss	$(3,726)	$(7,249)

Basic loss per common share	$(0.11)	$(0.21)

Diluted loss per common share:	$(0.11)	$(0.21)

Weighted-average common shares outstanding:
Basic	34,055	33,763
Diluted	34,055	33,763

Cash dividends per share	$0.04	$0.04

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
	January 31,
	2017	2016
	(In thousands)
Net loss	$(3,726)	$(7,249)
Other comprehensive income (loss):
Foreign currency translation adjustments gain (loss)	2,832	(10,025)
Other comprehensive income (loss)	2,832	(10,025)
Comprehensive loss	$(894)	$(17,274)

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Three Months Ended
	January 31,
	2017	2016
	(In thousands)
Operating activities:
Net loss	$(3,726)	$(7,249)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	15,406	12,970
Stock-based compensation	2,226	1,527
Deferred income tax	(3,684)	(6,158)
Excess tax benefit from share-based compensation	(87)	(1)
Other, net	1,241	1,012
Changes in assets and liabilities, net of effects from acquisitions:
Decrease in accounts receivable	21,143	20,912
Increase in inventory	(7,622)	(4,499)
(Increase) decrease in other current assets	(438)	1,178
Decrease in accounts payable	(7,232)	(8,305)
Decrease in accrued liabilities	(18,928)	(11,879)
Increase in income taxes payable	2,761	300
Increase in deferred pension and postretirement benefits	837	684
Increase in other long-term liabilities	366	361
Other, net	(226)	(74)
Cash provided by operating activities	2,037	779
Investing activities:
Acquisitions, net of cash acquired	(8,497)	(245,946)
Capital expenditures	(8,141)	(8,652)
Proceeds from disposition of capital assets	390	561
Cash used for investing activities	(16,248)	(254,037)
Financing activities:
Borrowings under credit facilities	24,000	332,800
Repayments of credit facility borrowings	(20,875)	(68,500)
Debt issuance costs	—	(8,349)
Repayments of other long-term debt	(429)	(546)
Common stock dividends paid	(1,372)	(1,362)
Issuance of common stock	1,383	2,920
Excess tax benefit from share-based compensation	87	1
Cash provided by financing activities	2,794	256,964
Effect of exchange rate changes on cash and cash equivalents	(35)	917
(Decrease) increase in cash and cash equivalents	(11,452)	4,623
Cash and cash equivalents at beginning of period	25,526	23,125
Cash and cash equivalents at end of period	$14,074	$27,748
The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

Three Months Ended January 31, 2017	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	(In thousands, no per share amounts shown except in verbiage)
Balance at October 31, 2016	$376	$254,540	$214,047	$(38,765)	$(62,367)	$367,831
Net loss	—	—	(3,726)	—	—	(3,726)
Foreign currency translation adjustment	—	—	—	2,832	—	2,832
Common dividends ($0.04 per share)	—	—	(1,372)	—	—	(1,372)
Stock-based compensation activity:
Expense related to stock-based compensation	—	2,226	—	—	—	2,226
Stock options exercised	—	(76)	(240)	—	1,699	1,383
Tax effect from share-based compensation	—	63	—	—	—	63
Restricted stock awards granted	—	(1,752)	—	—	1,752	—
Other	(1)	(862)	(92)	—	(1)	(956)
Balance at January 31, 2017	$375	$254,139	$208,617	$(35,933)	$(58,917)	$368,281

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations and Basis of Presentation
Quanex Building Products Corporation is a component supplier to original equipment manufacturers (OEMs) in the building products industry. These components can be categorized as window and door (fenestration) components and kitchen and bath cabinet components. Examples of fenestration components include: (1) energy-efficient flexible insulating glass spacers, (2) extruded vinyl profiles, (3) window and door screens, and (4) precision-formed metal and wood products. We also manufacture cabinet doors and other components for OEMs in the kitchen and bathroom cabinet industry. In addition, we provide certain other non-fenestration components and products, which include solar panel sealants, wood flooring, trim moldings, vinyl decking, fencing, water retention barriers, and conservatory roof components. We have organized our business into three reportable operating segments. For additional discussion of our reportable operating segments, see Note 14, "Segment Information." We use low-cost, short lead-time production processes and engineering expertise to provide our customers with specialized products for their specific window, door, and cabinet applications. We believe these capabilities provide us with unique competitive advantages. We serve a primary customer base in North America and the United Kingdom, and also serve customers in international markets through our operating plants in the United Kingdom and Germany, as well as through sales and marketing efforts in other countries.
Unless the context indicates otherwise, references to "Quanex", the "Company", "we", "us" and "our" refer to the consolidated business operations of Quanex Building Products Corporation and its subsidiaries.
The accompanying interim condensed consolidated financial statements include the accounts of Quanex Building Products Corporation. All intercompany accounts and transactions have been eliminated in consolidation. These financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of October 31, 2016 was derived from audited financial information, but does not include all disclosures required by U.S. GAAP. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016. In our opinion, the accompanying financial statements contain all adjustments (which consist of normal recurring adjustments, except as disclosed herein) necessary to fairly present our financial position, results of operations and cash flows for the interim periods. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year or for any future periods.
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
Restructuring
We accrue one-time severance costs pursuant to an approved plan of restructuring at the communication date, when affected employees have been notified of the potential severance and sufficient information has been provided for the employee to calculate severance benefits, in the event the employee is involuntarily terminated. In addition, we accrue costs associated with the termination of contractual commitments including operating leases at the time the lease is terminated pursuant to the lease provisions or in accordance with another agreement with the landlord. Otherwise, we continue to recognize operating lease expense through the cease-use date. After the cease-use date, we determine if our operating lease payments are at market. We assume sublet of the facility at the market rate. To the extent our lease obligations exceed the fair value rentals, we discount to arrive at the present value and record a liability. If the facility is not sublet, we expense the amount of the rental in the current period. For other costs directly related to the restructuring effort, such as equipment moving costs, we expense in the period incurred.
In October 2016, we announced the closure of three operating plants, two related to our United States vinyl operations, and one related to our kitchen and bathroom cabinet door business in Mexico. We expensed $1.1 million and $0.5 million pursuant to these restructuring efforts during the three-month period ended January 31, 2017 and the year ended October 31, 2016, respectively. Our facility lease obligations were deemed to be at fair market value and we have not yet negotiated exit from these lease obligations. We expect to continue to incur costs related to equipment moves, potential fixed asset retirements and inventory adjustments related to these restructuring efforts during fiscal 2017.
In addition, we evaluated the remaining depreciable lives of property, plant and equipment that will be abandoned or otherwise disposed as of the cease-use date of these plants. In October 2016, we recorded a change in estimate associated with the remaining useful lives of these assets which resulted in an increase in depreciation expense of $1.6 million for the three months

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

ended January 31, 2017 and $1.0 million for the year ended October 31, 2016. We continue to evaluate our property, plant and equipment with regard to these restructuring efforts and are determining the best use of this equipment within our business. We may incur additional accelerated depreciation or gains or losses on asset disposals as management concludes this analysis. Concurrently, we evaluated the remaining service lives of intangible assets with defined lives associated with our United States vinyl extrusion business and recorded a change in estimate associated with the remaining useful lives of a customer relationship intangible and a utility process intangible asset resulting in an increase in amortization expense of $0.9 million for the three months ended January 31, 2017 and $0.3 million for the year ended October 31, 2016, and we expect to incur incremental amortization expense totaling $1.0 million associated with these intangible assets during the remainder of fiscal 2017.
2. Acquisitions
Woodcraft
On November 2, 2015, we completed a merger of QWMS, Inc., a Delaware corporation which was a newly-formed and wholly-owned Quanex subsidiary, and WII Holding, Inc. (WII), a Delaware corporation. Upon satisfaction or waiver of conditions set forth in the merger agreement, QWMS, Inc. merged with and into WII, and WII became our wholly-owned subsidiary, and, as a result, we acquired all the subsidiaries of WII (referred to collectively as Woodcraft). Woodcraft is a manufacturer of cabinet doors and other components to OEMs in the kitchen and bathroom cabinet industry. Woodcraft operates 12 plants within the United States. We paid $245.9 million in cash, net of cash acquired and including certain holdbacks with regard to potential indemnity claims, and received less than $0.1 million from the sellers as a working capital true-up, resulting in goodwill totaling $113.7 million. For the period from the date of acquisition, November 2, 2015 through January 31, 2016, our consolidated operating results included revenues of $48.5 million and a net loss of $0.3 million, respectively, associated with Woodcraft. We recorded a charge of $0.6 million related to restructuring efforts at Woodcraft for the three months ended January 31, 2017. See Note 1, "Nature of Operations and Basis of Presentation - Restructuring." We believe this acquisition expanded our business into a new segment of the building products industry, which is experiencing favorable growth and which is less susceptible to the impact of seasonality due to inclement weather.
The Woodcraft purchase price is summarized in the table below.

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

We used recognized valuation techniques to determine the fair value of the assets and liabilities, including the income approach for customer relationships, with a discount rate that reflects the risk of the expected future cash flows. Intangible assets related to the Woodcraft acquisition included $62.8 million of customer relationships and other intangibles of less than $0.1 million, with original estimated useful lives of 12 years and 1 year, respectively. These intangible assets are being amortized on a straight-line basis. The goodwill balance is not deductible for tax purposes. Woodcraft is allocated entirely to our North American Cabinet Components reportable operating segment.
HLP

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As more fully described in our Annual Report on Form 10-K for the year ended October 31, 2016, we acquired the outstanding ownership shares of an extruder of vinyl lineal products and manufacturer of other plastic products incorporated and registered in England and Wales ("HLP") on June 15, 2015. The purchase agreement contained an earn-out provision which is calculated as a percentage of earnings before interest, tax and depreciation and amortization for a specified period, as defined in the purchase agreement. Pursuant to this earn-out provision, the former owner could select a base year upon which to calculate the earn-out (one of the next three succeeding twelve-month periods ended July 31). In August 2016, the former owner selected the twelve-month period ended July 31, 2016 as the measurement period for the earn-out calculation. On November 7, 2016, we paid $8.5 million to settle the earn-out, which included a foreign currency adjustment of $0.1 million. We have included this earn-out payment under the caption "Acquisitions, net of cash acquired" in the accompanying cash flow statement for the three months ending January 31, 2017.
We assumed operating leases associated with the HLP acquisition for which our lessors are entities that were either wholly-owned subsidiaries or affiliates of HLP prior to the acquisition, and in which a former owner, who is now our employee, has an ownership interest. These leases include our primary operating facilities, a finished goods warehouse and a mixing plant. The lease for the manufacturing plant has a 20-year term which began in 2007, the lease for the warehouse has a 15-year term which began in 2012, and the lease for the mixing plant has a 13.5-year term which began in 2013. We have recorded rent expense pursuant to these agreements of approximately $0.3 million and $0.4 million for the three-month periods ended January 31, 2017 and 2016. Commitments under these lease arrangements are included in our operating lease commitments as disclosed in our Annual Report on Form 10-K for the year ended October 31, 2016.

3. Inventories
Inventories consisted of the following at January 31, 2017 and October 31, 2016:

	January 31, 2017	October 31, 2016
	(In thousands)
Raw materials	$52,299	$50,584
Finished goods and work in process	42,548	36,886
Supplies and other	2,593	1,859
Total	97,440	89,329
Less: Inventory reserves	5,215	4,994
Inventories, net	$92,225	$84,335
Fixed costs related to excess manufacturing capacity, if any, have been expensed in the period they were incurred and, therefore, are not capitalized into inventory.
Our inventories at January 31, 2017 and October 31, 2016 were valued using the following costing methods:

	January 31, 2017	October 31, 2016
	(In thousands)
LIFO	$5,106	$4,017
FIFO	87,119	80,318
Total	$92,225	$84,335
During interim periods, we estimate a LIFO reserve based on our expectations of year-end inventory levels and costs. If our calculations indicate that an adjustment at year-end will be required, we may record a proportionate share of this amount during the period. At year-end, we calculate the actual LIFO reserve and record an adjustment for the difference between the annual calculation and any estimates recognized during the interim periods.  Because the interim projections are subject to many factors beyond our control, the results could differ significantly from the year-end LIFO calculation. We recorded no interim LIFO reserve adjustment for the three-month periods ended January 31, 2017 and 2016.
For inventories valued under the LIFO method, replacement cost exceeded the LIFO value by approximately $1.1 million at January 31, 2017 and October 31, 2016.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Goodwill and Intangible Assets
Goodwill
The change in the carrying amount of goodwill for the three months ended January 31, 2017 was as follows:

Three Months Ended
January 31, 2017
(In thousands)
Beginning balance as of November 1, 2016	$217,035
Foreign currency translation adjustment	1,178
Balance as of the end of the period	$218,213
During the fourth fiscal quarter of 2016, we evaluated our goodwill balances for indicators of impairment and performed our annual goodwill impairment test to determine the recoverability of these assets. At our annual testing date, August 31, 2016, we had six reportable units with goodwill balances. Three of these units were included in our NA Engineered Components segment, two units were included in our EU Engineered Components segment, and our NA Cabinet Components segment had one unit. One reporting unit included in our NA Engineered Components segment, our United States vinyl extrusion business, recorded an impairment charge of $12.6 million, or 100% of the remaining goodwill for this unit, as more fully described at Note 1, "Nature of Operations, Basis of Presentation and Significant Accounting Policies - Long-Lived Assets - Goodwill" in our Annual Report on Form 10-K for the year ended October 31, 2016.
Identifiable Intangible Assets
Amortizable intangible assets consisted of the following as of January 31, 2017 and October 31, 2016:

	January 31, 2017		October 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Customer relationships	$153,151	$38,879	$152,146	$35,693
Trademarks and trade names	55,791	27,184	55,481	26,288
Patents and other technology	24,585	17,119	24,571	16,037
Other	100	100	100	100
Total	$233,627	$83,282	$232,298	$78,118

In October 2016, we recorded a change in estimate with regard to the remaining service lives of certain intangible assets and recorded incremental amortization expense of $0.3 million and $0.9 million for the year ended October 31, 2016 and the three months ended January 31, 2017, respectively. See additional disclosure at Note 1, "Nature of Operations, Basis of Presentation and Significant Accounting Policies - Restructuring."
For the three-month periods ended January 31, 2017 and 2016, we had aggregate amortization expense related to intangible assets of $5.4 million and $3.2 million, respectively.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Estimated remaining amortization expense, assuming current intangible balances and no new acquisitions, for each of the fiscal years ending October 31, is as follows (in thousands):

Estimated Amortization Expense
2017 (remaining nine months)	$13,269
2018	15,964
2019	15,176
2020	14,117
2021	12,399
Thereafter	79,420
Total	$150,345

5. Debt and Capital Lease Obligations
Debt consisted of the following at January 31, 2017 and October 31, 2016:

	January 31, 2017	October 31, 2016
	(In thousands)
Revolving Credit Facility	$125,000	$120,000
Term Loan A	146,250	148,125
City of Richmond, Kentucky Industrial Building Revenue Bonds	400	400
Capital lease obligations	3,345	3,683
Unamortized deferred financing fees	(2,536)	(2,677)
Total debt	$272,459	$269,531
Less: Current maturities of long-term debt	17,630	10,520
Long-term debt	$254,829	$259,011
As described in our Annual Report on Form 10-K for the year ended October 31, 2016, on July 29, 2016, we refinanced and retired our prior credit facilities and entered into a $450.0 million credit agreement comprised of a $150.0 million Term Loan A and a $300.0 million revolving credit facility (collectively, the “Credit Agreement”), with Wells Fargo Bank, National Association, as Agent, Swingline Lender and Issuing Lender, and Bank of America, N.A. serving as Syndication Agent. The Credit Agreement has a five-year term, maturing on July 29, 2021, and requires interest payments calculated, at our election and depending upon our Consolidated Leverage Ratio, at either a Base Rate plus an applicable margin or the LIBOR Rate plus an applicable margin. At the time of the initial borrowing, the applicable rate was LIBOR + 2.00%. In addition, we are subject to commitment fees for the unused portion of the Credit Agreement.
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
The term loan portion of the Credit Agreement requires quarterly principal payments on the last business day of each fiscal quarter in accordance with a stated repayment schedule. Required aggregate principal repayments total $11.3 million for the

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

succeeding twelve-month period, and are included in the accompanying condensed consolidated balance sheet under the caption “Current Maturities of Long-term Debt.” No stated principal payments are required under the revolving credit portion of the Credit Agreement, except upon maturity. If our Consolidated Leverage Ratio is less than 2.25 to 1.00, then we are required to make mandatory prepayments of “excess cash flow” as defined in the agreement.
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
As of January 31, 2017, we had $271.3 million of borrowings outstanding under the Credit Agreement (reduced by unamortized debt issuance costs of $2.5 million), $5.8 million of outstanding letters of credit and $3.7 million outstanding under capital leases and other debt vehicles. We had $169.2 million available for use under the Credit Agreement at January 31, 2017. These borrowings outstanding under the Credit Agreement accrue interest at 2.8% per annum. Our weighted average borrowing rate for borrowings outstanding during the three months ended January 31, 2017 and 2016 was 2.65% and 6.02%, respectively. We were in compliance with our debt covenants as of January 31, 2017.
Other Debt Instruments
We maintain certain capital lease obligations related to equipment purchases. In conjunction with the acquisition of HLP, we assumed additional capital lease obligations of approximately $7.7 million. These capital lease obligations relate to equipment purchases and accrue interest at an average rate of 4.9%, and extend through the year 2020. As of January 31, 2017, our obligations under the HLP capital leases total $3.3 million, of which $1.6 million is classified as the current portion of long-term debt and $1.8 million is classified as long-term debt on the accompanying unaudited condensed consolidated balance sheet.
6. Retirement Plans
Pension Plan
Our non-contributory, single employer defined benefit pension plan covers a majority of our employees in the United States excluding employees of recent acquisitions. Employees of acquired companies may be covered after a transitional period. The net periodic pension cost for this plan for the three-month periods ended January 31, 2017 and 2016 was as follows:

	Three Months Ended
	January 31,
	2017	2016
	(In thousands)
Service cost	$926	$795
Interest cost	212	196
Expected return on plan assets	(457)	(423)
Amortization of net loss	143	68
Net periodic benefit cost	$824	$636
During 2016, we contributed $3.7 million to fund our plan, and we expect to make a contribution to our plan in September 2017 of approximately $3.9 million.
Other Plans

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

We also have a supplemental benefit plan covering certain executive officers and a non-qualified deferred compensation plan covering members of the Board of Directors and certain key employees. As of January 31, 2017 and October 31, 2016, our liability under the supplemental benefit plan was approximately $2.8 million and $2.7 million, respectively, and the liability associated with the deferred compensation plan was approximately $3.7 million and $3.5 million, respectively. We record the current portion of liabilities associated with these plans under the caption "Accrued Liabilities," and the long-term portion under the caption "Other Liabilities" in the accompanying condensed consolidated balance sheets.
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
A reconciliation of the activity related to our accrued warranty, including both the current and long-term portions (reported in accrued liabilities and other liabilities, respectively, on the accompanying condensed consolidated balance sheet) follows:

Three Months Ended
January 31, 2017
(In thousands)
Beginning balance as of November 1, 2016	$446
Provision for warranty expense	13
Change in accrual for preexisting warranties	11
Warranty costs paid	(56)
Total accrued warranty as of the end of the period	$414
Less: Current portion of accrued warranty	243
Long-term portion of accrued warranty	$171
8. Income Taxes
To determine our income tax expense for interim periods, consistent with accounting standards, we apply the estimated annual effective income tax rate to year-to-date results. Our estimated annual effective tax rates for the three-month periods ended January 31, 2017 and 2016 were 30.2% and 34.0%, respectively. The 2016 effective rate was impacted by an additional discrete benefit item for the R&D credit which was made permanent in December 2015. Excluding this item, the effective tax rate would have been 32.0%.
The acquisition of Woodcraft in November 2015 established a net noncurrent deferred tax liability of $37.4 million primarily reflecting the book to tax basis difference in intangibles, fixed assets and inventory.
As of January 31, 2017, our liability for uncertain tax positions (UTP) of $0.6 million relates to certain state tax items regarding the interpretation of tax laws and regulations. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. The final outcome of the future tax consequences of legal proceedings, if any, as well as the outcome of competent authority proceedings, changes in regulatory tax laws, or interpretation of those tax laws could impact our financial statements. We are subject to the effect of these matters occurring in various jurisdictions. The disallowance of the UTP would not materially affect the annual effective tax rate. We do not believe any of the UTP at January 31, 2017 will be recognized within the next twelve months.
We evaluate the likelihood of realization of our deferred tax assets by considering both positive and negative evidence. We believe there is no need for a valuation allowance of the federal net operating losses. We will continue to evaluate our position throughout the year. We maintain a valuation allowance for certain state net operating losses which totaled $1.3 million at January 31, 2017.

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
Spacer Migration
We were notified by certain customers through our German operation that the vapor barrier employed on certain spacer products manufactured prior to March 2014 may permit spacer migration in certain extreme circumstances. This product does not have a specific customer warranty, but we have received claims from customers related to this issue, which we continue to investigate. The balance of the accrual for this matter at October 31, 2016 and January 31, 2017 was $0.8 million, respectively. During the three months ended January 31, 2017, we incurred additional claims of $0.4 million and settled $0.4 million of claims. We cannot estimate any future liability with regard to unasserted claims. We evaluate this reserve at each balance sheet date. We investigate any claims, but we are not obligated to honor any future claims.
Litigation
From time to time, we, along with our subsidiaries, are involved in various litigation matters arising in the ordinary course of our business, including those arising from or related to contractual matters, commercial disputes, intellectual property, personal injury, environmental matters, product performance or warranties, product liability, insurance coverage and personnel and employment disputes. We regularly review the status of all on-going proceedings with legal counsel and maintain insurance against these risks to the extent deemed prudent by our management and to the extent insurance is available. Given our defenses and existing insurance coverage, we believe that the ultimate disposition of our pending litigation matters will not, individually or in the aggregate, have a material adverse effect on us. However, there is no assurance that we will prevail in these matters, and we could, in the future, incur judgments, enter into settlements of claims or revise our expectations regarding the outcome of matters we face, which could materially impact our results of operations. For example, we are currently party to litigation incidental to our business relating to alleged defects in a sealant product manufactured and sold by one of our subsidiaries during the 2000s. One such claim is currently scheduled for a trial beginning in March 2017, and the plaintiff in that case is seeking a substantial amount in monetary damages from us and four other co-defendants. Related claims are expected to follow. While we strongly believe that our product was not defective and that we will prevail in this and related claims, the ultimate resolution and impact of the litigation is not presently determinable. Nevertheless, after taking into account all currently available information, advice of counsel, and our existing insurance coverage, we believe that the eventual outcome of this litigation will not have a material adverse effect on our overall financial condition, results of operations or cash flows, and we have not recorded any accrual with regard to claims associated with this litigation.
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
We have not designated any of our derivative contracts as hedges for accounting purposes in accordance with the provisions under the Accounting Standards Codification Topic 815 "Derivatives and Hedging" (ASC 815). Therefore, changes in the fair value of these contracts and the realized gains and losses are recorded in the unaudited condensed consolidated statements of income (loss) for the three-month periods ended January 31, 2017 and 2016 as follows (in thousands):

		Three Months Ended
		January 31,
Location of gains:		2017	2016
Other, net	Foreign currency derivatives	144	154
We have chosen not to offset any of our derivative instruments in accordance with the provisions of ASC 815. Therefore, the assets and liabilities are presented on a gross basis on our accompanying condensed consolidated balance sheets. Less than $0.1 million of fair value related to foreign currency derivatives was included in prepaid and other current assets as of January 31, 2017 and October 31, 2016, and less than $0.1 million of fair value related to foreign currency derivatives was included in accrued liabilities as of January 31, 2017.
The following table summarizes the notional amounts and fair value of outstanding derivative contracts at January 31, 2017 and October 31, 2016 (in thousands):

		Notional as indicated		Fair Value in $
		January 31, 2017	October 31, 2016	January 31, 2017	October 31, 2016
Foreign currency derivatives:
Sell EUR, buy USD	EUR	$4,179	$5,251	$(37)	$(79)
Sell CAD, buy USD	CAD	136	186	—	1
Sell GBP, buy USD	GBP	95	187	—	(1)
Buy EUR, sell GBP	EUR	73	130	—	1
Buy USD, sell EUR	USD	36	1	—	—
For the classification in the fair value hierarchy, see Note 11, "Fair Value Measurement of Assets and Liabilities", included herewith.
11. Fair Value Measurement of Assets and Liabilities
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market data developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to Level 1 and the lowest priority to Level 3. The three levels of the fair value hierarchy are described below:

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

•	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the assets and liabilities measured on a recurring basis per the fair value hierarchy (in thousands):

	January 31, 2017				October 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Foreign currency derivatives	$—	$—	$—	$—	$—	$2	$—	$2
Total assets	$—	$—	$—	$—	$—	$2	$—	$2

Liabilities
Foreign currency derivatives	$—	$37	$—	$37	$—	$80	$—	$80
Contingent consideration	—	—	—	—	—	—	8,376	8,376
Total liabilities	$—	$37	$—	$37	$—	$80	$8,376	$8,456
All of our derivative contracts are valued using quoted market prices from brokers or exchanges and are classified within Level 2 of the fair value hierarchy. Contingent consideration of $8.4 million associated with the HLP acquisition was included above as an October 31, 2016 Level 3 measurement (see Note 2, "Acquisitions"). This contingent consideration was settled in November 2016, resulting in a foreign exchange loss of $0.1 million.
We have recorded land totaling approximately $2.4 million at fair value on a non-recurring basis which is classified as Level 3 as of January 31, 2017 and October 31, 2016. The fair value was based on broker opinions.
Carrying amounts reported on the balance sheet for cash, cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. Our outstanding debt is variable rate debt that re-prices frequently, thereby limiting our exposure to significant change in interest rate risk. As a result, the fair value of our debt instruments approximates carrying value at January 31, 2017, and October 31, 2016 (Level 3 measurement).
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of non-vested restricted stock awards activity during the three months ended January 31, 2017 is presented below:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value per Share
Non-vested at October 31, 2016	266,700	$19.19
Granted	93,800	19.46
Cancelled	—	—
Vested	(70,100)	17.63
Non-vested at January 31, 2017	290,400	$19.65
The total weighted average grant-date fair value of restricted stock awards that vested during each of the three-month periods ended January 31, 2017 and 2016 was $1.2 million and $0.5 million, respectively. As of January 31, 2017, total unrecognized compensation cost related to unamortized restricted stock awards was $3.5 million. We expect to recognize this expense over the remaining weighted average vesting period of 2.2 years.
Stock Options
Historically, stock options have been awarded to key employees, officers and non-employee directors. Effective May 2015, the director compensation structure was revised to eliminate the annual grant of stock options to non-employee directors. Officer stock options typically vest ratably over a three-year period with service and continued employment as the vesting conditions. Our stock options may be exercised up to a maximum of ten years from the date of grant. The fair value of the stock options is determined on the grant date and expensed over the vesting period resulting in an increase in additional paid-in-capital. For employees who are nearing retirement-eligibility, we recognize stock option expense ratably over the shorter of the vesting period or the period from the grant-date to the retirement-eligibility date.
We use a Black-Scholes pricing model to estimate the fair value of stock options. A description of the methodology for the valuation assumptions was disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016.
The following table provides a summary of assumptions used to estimate the fair value of our stock options issued during the three-month periods ended January 31, 2017 and 2016.

	Three Months Ended
	January 31,
	2017	2016
Weighted-average expected volatility	34.7%	37.1%
Weighted-average expected term (in years)	5.7	5.4
Risk-free interest rate	2.0%	1.7%
Expected dividend yield over expected term	1.0%	1.0%
Weighted average grant date fair value	$6.10	$6.32

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes our stock option activity for the three months ended January 31, 2017:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000s)
Outstanding at October 31, 2016	2,386,220	$16.84
Granted	290,100	19.45
Exercised	(90,969)	15.20
Forfeited/Expired	—	—
Outstanding at January 31, 2017	2,585,351	$17.19	5.5	$7,120
Vested or expected to vest at January 31, 2017	2,582,450	$17.19	5.5	$7,120
Exercisable at January 31, 2017	2,064,408	$16.63	4.6	$6,930
Intrinsic value is the amount by which the market price of the common stock on the date of exercise exceeds the exercise price of the stock option. The total intrinsic value of stock options exercised during the three months ended January 31, 2017 and 2016 was $0.5 million and $0.8 million. The weighted-average grant date fair value of stock options that vested during the three months ended January 31, 2017 and 2016 was $1.8 million and $1.9 million, respectively. As of January 31, 2017, total unrecognized compensation cost related to stock options was $1.3 million. We expect to recognize this expense over the remaining weighted average vesting period of 2.2 years.
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
As of January 31, 2017, there were no non-vested restricted stock units. During the three-month periods ended January 31, 2017 and 2016, directors received 24,560 and 20,445 restricted stock units, respectively, at a grant date fair value of $15.65 and $19.56, respectively, which vested immediately. During the three-month periods ended January 31, 2017 and 2016, there were no payments to settle restricted stock units.
Performance Share Awards
We have awarded annual grants of performance shares to key employees and officers. These awards cliff vest after a three-year period with service and performance measures (relative total shareholder return and earnings per share growth) as vesting conditions. However, the number of shares earned is variable depending on the metrics achieved, and the settlement method is 50% in cash and 50% in our common stock.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

depending on the number of shares ultimately expected to vest, the change in valuation of the Monte Carlo simulation over the vesting period, and the underlying price of our common stock.
We granted performance shares as follows: November 2016 - 186,500 shares, January 2016 - 4,300 shares, December 2015 - 158,100 shares, December 2014 -137,400 shares and December 2013 - 155,800 shares. Depending on the achievement of the performance conditions, 0% to 200% of the awarded performance shares may ultimately vest. As of January 31, 2017, 9,100 of the performance shares granted in 2015 were forfeited, and 12,100 of the performance shares granted in 2014 were forfeited. On December 5, 2016, 135,100 shares vested pursuant to the December 2013 grant, resulting in the issuance of 67,550 shares of common stock and a cash payment of $1.2 million. The November 2016 grant includes a return on invested capital (ROIC) metric which, if achieved, could enhance the number of shares that are ultimately issued but cannot exceed the maximum (200%). Due to the uncertainty with regard to achieving this metric, no value has been assigned. In the event and at such time the metric is deemed achievable, compensation expense will begin to be recognized through the remaining vesting period. For the three-month periods ended January 31, 2017 and 2016, we have recorded $1.0 million and $0.5 million, respectively, of compensation expense related to our performance share awards.
Performance share awards are not considered outstanding shares and do not have voting rights, although dividends are accrued over the performance period and will be payable in cash based upon the number of performance shares ultimately earned.
The performance shares are excluded from the diluted weighted-average shares used to calculate earnings per share until the performance criteria is probable to result in the issuance of contingent shares. As of January 31, 2017, we have deemed 62,650 shares related to the December 2014 grant of performance shares as probable to be issued. The value of the equivalent number of shares is expected to be paid in cash when settled, along with accrued dividends thereon.
Treasury Shares
We record treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Shares are generally issued from treasury stock at the time of grant of restricted stock awards, and upon the exercise of stock options and upon the issuance of performance shares. On the subsequent issuance of treasury shares, we record proceeds in excess of cost as an increase in additional paid in capital. A deficiency of such proceeds relative to costs would be applied to reduce paid-in-capital associated with prior issuances to the extent available, with the remainder recorded as a charge to retained earnings. We recorded a charge to retained earnings of $0.3 million during the three months ended January 31, 2017.
The following table summarizes the treasury stock activity during the three months ended January 31, 2017:

Three Months Ended
January 31, 2017
Beginning balance as of November 1, 2016	3,339,753
Restricted stock awards granted	(93,800)
Performance share awards vested	(67,550)
Stock options exercised	(90,969)
Balance at January 31, 2017	3,087,434
13. Other Income (Expense)
Other income (expense) included under the caption "Other, net" on the accompanying condensed consolidated statements of income (loss), consisted of the following for the three-month periods ended January 31, 2017 and 2016:

	Three Months Ended
	January 31,
	2017	2016
	(In thousands)
Foreign currency transaction gains (losses)	$486	$(2,629)
Foreign currency derivative gains	144	154
Interest income	27	36
Other	4	78
Other income (expense)	$661	$(2,361)

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Segment Information
We present three reportable business segments in accordance with Topic 280-10-50, "Segment Reporting" (ASC 280): (1) North American Engineered Components segment (“NA Engineered Components”), comprised of four operating segments primarily focused on the fenestration market in North America including vinyl profiles, insulating glass (IG) spacers, screens & other fenestration components; (2) European Engineered Components segment (“EU Engineered Components”), comprised of our United Kingdom-based vinyl extrusion business, manufacturing vinyl profiles & conservatories, and the European insulating glass business manufacturing IG spacers; and (3) North American Cabinet Components segment (“NA Cabinet Components”), comprised solely of the North American cabinet door and components business acquired in November 2015. We maintain an Unallocated Corporate & Other grouping which includes LIFO inventory adjustments, corporate office charges, and inter-segment eliminations, less an allocation of a portion of the general and administrative costs associated with the corporate office which have been allocated to the reportable business segments, based upon a relative measure of profitability, in order to more accurately reflect each reportable business segment's administrative cost. Certain costs are not allocated to the reportable operating segments, but remain in Unallocated Corporate & Other, including transaction expenses, stock-based compensation, long-term incentive awards based on the performance of our common stock and other factors, certain severance and legal costs not deemed to be allocable to all segments, depreciation of corporate assets, interest expense, other, net, income taxes and inter-segment eliminations. The accounting policies of our operating segments are the same as those used to prepare the accompanying condensed consolidated financial statements. The following table summarizes corporate general and administrative expense allocated during the three-month periods ended January 31, 2017 and 2016:

	Three Months Ended
	January 31,
	2017	2016 (1)
	(In thousands)
NA Engineered Components	$2,399	$2,342
EU Engineered Components	872	851
NA Cabinet Components	1,090	1,064
Allocated general and administrative expense	$4,361	$4,257
(1) Amounts allocated to reportable segments for the three months ended January 31, 2016 include severance costs, which were not previously allocated when these results were presented during 2016. The impact was a decrease of approximately $0.1 million, 55% of which was attributable to NA Engineered Components, 20% attributable to EU Engineered Components, and 25% attributable to NA Cabinet Components. As a result, operating income (loss) by segment, as included below, reflects this change.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Segment information for the three months ended January 31, 2017 and 2016, and total assets as of January 31, 2017 and October 31, 2016 are summarized in the following table (in thousands):

	NA Eng. Comp.	EU Eng. Comp.	NA Cabinet Comp.	Unallocated Corp. & Other	Total
Three Months Ended January 31, 2017
Net sales	$111,073	$31,569	$52,997	$(543)	$195,096
Depreciation and amortization	10,078	2,056	3,135	137	15,406
Operating income (loss)	301	2,203	(1,058)	(5,287)	(3,841)
Capital expenditures	3,756	3,144	1,039	202	8,141
Three Months Ended January 31, 2016
Net sales	$121,048	$33,068	$48,525	$(1,173)	$201,468
Depreciation and amortization	7,208	2,458	3,145	159	12,970
Operating income (loss)	5,590	1,379	(1,257)	(7,850)	(2,138)
Capital expenditures	5,353	2,253	974	72	8,652
As of January 31, 2017
Total assets	$276,173	$185,217	$285,256	$3,674	$750,320
As of October 31, 2016
Total assets	$290,725	$190,995	$287,012	$11,621	$780,353
The following table summarizes the change in the carrying amount of goodwill by segment for the three months ended January 31, 2017 (in thousands):

	NA Eng. Comp.	EU Eng. Comp.	NA Cabinet Comp.	Unalloc. Corp. & Other	Total
Balance as of October 31, 2016	$38,712	$64,576	$113,747	$—	$217,035
Foreign currency translation adjustment	—	1,178	—	—	1,178
Balance as of January 31, 2017	$38,712	$65,754	$113,747	$—	$218,213
For further details of Goodwill, see Note 4, "Goodwill & Intangible Assets", located herewith.
We did not allocate non-operating income (expense) or income tax expense to the reportable segments. The following table reconciles operating income (loss) as reported above to net loss for the three months ended January 31, 2017 and 2016:

	Three Months Ended
	January 31,
	2017	2016
	(In thousands)
Operating loss	$(3,841)	$(2,138)
Interest expense	(2,160)	(6,491)
Other, net	661	(2,361)
Income tax benefit	1,614	3,741
Net loss	$(3,726)	$(7,249)

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Product Sales
We produce a wide variety of products that are used in the fenestration industry, including: window and door systems; accessory trim profiles with real wood veneers and wood grain laminate finishes; window spacer systems; extruded vinyl products; metal fabrication; and astragals, thresholds and screens. In addition, we produce certain non-fenestration products, including kitchen and bath cabinet doors and components, flooring and trim moldings, solar edge tape, plastic decking, fencing, water retention barriers, conservatory roof components, and other products.
The following table summarizes our product sales for the three-month periods ended January 31, 2017 and 2016 into general groupings by segment to provide additional information to our shareholders.

	Three Months Ended
	January 31,
	2017	2016
	(In thousands)
NA Engineered Components:
United States - fenestration	$92,400	$101,773
International - fenestration	6,341	6,891
United States - non-fenestration	8,132	8,108
International - non-fenestration	4,200	4,276
	$111,073	$121,048
EU Engineered Components:
United States - fenestration	$35	$—
International - fenestration	28,905	30,010
International - non-fenestration	2,629	3,058
	$31,569	$33,068
NA Cabinet Components:
United States	$52,390	$47,870
International	607	655
	$52,997	$48,525
Unallocated Corporate & Other
Eliminations	$(543)	$(1,173)
	$(543)	$(1,173)
Net sales	$195,096	$201,468

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
Basic and diluted loss per share was $0.11 and $0.21 for the three months ended January 31, 2017 and 2016, respectively. The computation of diluted earnings per share excludes outstanding stock options and other common stock equivalents when their inclusion would be anti-dilutive. This is always the case when an entity incurs a net loss. During the three-month periods ended January 31, 2017 and 2016, 420,603 and 326,897 shares of common stock equivalents, respectively, and 121,857 and 166,343 shares of restricted stock, respectively, were excluded from the computation of diluted earnings per share. In addition, 62,650 and 67,550 potentially dilutive contingent shares related to performance share awards for the three-month periods ended January 31, 2017 and 2016, respectively, were excluded.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the three-month periods ended January 31, 2017 and 2016, we had 1,033,246 and 960,672 common stock equivalents, respectively, that were potentially dilutive in future earnings per share calculations. Such dilution will be dependent on the excess of the market price of our stock over the exercise price and other components of the treasury stock method.
16. New Accounting Guidance Adopted
In September 2015, the Financial Accounting Standards Board (FASB) issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The amendment requires recognition of adjustments to estimated amounts identified during the measurement period in the reporting period that the adjustments are determined. The guidance requires the acquirer to record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. The guidance also requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date. We adopted this guidance prospectively as of November 1, 2016 with no impact on our consolidated financial statements.
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate whether conditions exist which raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date of the financial statements (or within one year of when the financial statements are available to be issued). If such conditions exist, disclosure is required of: (1) the principal conditions; (2) management’s evaluation of the significance of the conditions on the entity’s ability to meet obligations; and (3) management’s plans to alleviate this substantial doubt related to the ability to continue as a going concern. If management’s plans do not alleviate this substantial doubt, management must specifically disclose that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date of the financial statements (or the date the financial statements are available to be issued), in addition to the disclosure noted above. We adopted this guidance as of November 1, 2016 with no impact on our consolidated financial statements.
In June 2014, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period. This amendment requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition that affects vesting or as a nonvesting condition that affects the grant-date fair value of an award, and provides explicit guidance for those awards. This guidance became effective for fiscal years beginning on or after December 15, 2015.  We adopted this guidance as of November 1, 2016 with no impact on our consolidated financial statements.

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
For information on additional factors that could cause actual results to differ materially, please refer to the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes as of January 31, 2017, and for the three-month periods ended January 31, 2017 and 2016, included elsewhere herein. For additional information pertaining to our business, including risk factors which should be considered before investing in our common stock, refer to our Annual Report on Form 10-K for the fiscal year ended October 31, 2016.
Our Business
We manufacture components for original equipment manufacturers in the building products industry. These components can be categorized as window and door (fenestration) components and kitchen and bath cabinet components. Examples of fenestration components include (1) energy-efficient flexible insulating glass spacers, (2) extruded vinyl profiles, (3) window and door screens, and (4) precision-formed metal and wood products. We also manufacture cabinet doors and other components for OEMs in the kitchen and bathroom cabinet industry. In addition, we provide certain other non-fenestration components and products, which include solar panel sealants, wood flooring, trim moldings, vinyl decking, fencing, water retention barriers, and conservatory roof components. We use low-cost, short lead-time production processes and engineering expertise to provide our customers with specialized products for their specific window, door, and cabinet applications. We believe these capabilities provide us with unique competitive advantages. We serve a primary customer base in North America and the United Kingdom, and also serve customers in international markets through our operating plants in the United Kingdom and Germany, as well as through sales and marketing efforts in other countries.
We continue to invest in organic growth initiatives and intend to continue to pursue business acquisitions that allow us to expand our existing fenestration and cabinet component footprint, enhance our product offerings, provide new complementary technology, enhance our leadership position within the markets we serve, and expand into new markets or service lines. We have disposed of non-core businesses in the past, and continue to evaluate our business portfolio to ensure that we are investing in markets where we believe there is potential future growth.
We currently have three reportable business segments: (1) North American Engineered Components segment (“NA Engineered Components”), comprised of four operating segments primarily focused on the fenestration market in North America manufacturing vinyl profiles, IG spacers, screens & other fenestration components; (2) European Engineered Components segment (“EU Engineered Components”), comprised of our United Kingdom-based vinyl extrusion business, manufacturing vinyl profiles and conservatories, and the European insulating glass business manufacturing IG spacers; and (3) North American Cabinet Components segment (“NA Cabinet Components”), comprised solely of the North American cabinet door and components business acquired in November 2015. We maintain the grouping called Unallocated Corporate & Other for certain administrative costs, but a portion of the general and administrative costs associated with the corporate office have been allocated to the reportable business segments, based upon a relative measure of profitability in order to more accurately reflect each reportable business segment's administrative costs. Certain costs were not allocated and remain in Unallocated Corporate & Other, including transaction expenses, stock-based compensation, long-term incentive awards based on the performance of our common stock and other factors, certain severance and legal costs not deemed to be allocable to all segments, depreciation of corporate assets, interest expense, other, net, income taxes and inter-segment eliminations. The accounting policies of our operating segments are the same as those used to prepare our accompanying condensed consolidated financial statements.
Recent Transactions and Events
On November 2, 2015, we acquired Woodcraft, a manufacturer of cabinet doors and other components to OEMs in the kitchen and bathroom cabinet industry. We paid $245.9 million in cash, resulting in goodwill totaling $113.7 million. For additional details, see Note 2, "Acquisitions," to the accompanying unaudited condensed consolidated financial statements contained elsewhere herein.
In an effort to focus on protecting margins and improving cash flows, we announced in December 2016 that we will stop manufacturing $50.0 million to $70.0 million of business, thereby reducing our sales volume with certain low-margin customers. We have further assessed the timing of this strategy and believe the range of business is now $65.0 million to $85.0 million. We have begun to see this decrease in sales volume impacting our operating results with regard to our United States vinyl business and Woodcraft for the three months ended January 31, 2017. We have taken appropriate actions to rationalize capacity by closing two United States vinyl plants and one cabinet door plant in recent months and are relocating assets to improve overall operational efficiency.
We incurred restructuring charges of $0.5 million and $0.6 million at the United States vinyl business and Woodcraft, respectively, during the three months ended January 31, 2017, and expect to incur other charges during fiscal 2017, as further described at Note 1, "Nature of Operations and Basis of Presentation - Restructuring," to the accompanying unaudited condensed consolidated financial statements contained elsewhere herein.

Market Overview and Outlook
We believe the primary drivers of our operating results continue to be North American new home construction and residential remodeling and replacement (R&R) activity. We believe that housing starts and window shipments are indicators of activity levels in the homebuilding and window industries, and we use this data, as published by or derived from third-party sources, to evaluate the market. We have historically evaluated the market using data from the National Association of Homebuilders (NAHB) with regard to housing starts, and published reports by Ducker Worldwide, LLC (Ducker), a consulting and research firm, with regard to window shipments in the United States. To assess the housing market in the United Kingdom, we use published reports by D&G Consulting, a consulting and research firm. And, we obtain market data from Freedonia Group, a consulting and research firm, for insight into the United States residential cabinet demand.
Reports and forecasts from these sources indicate continued growth in the markets we serve. The NAHB has forecasted calendar-year housing starts (excluding manufactured units) to increase from 1.2 million units in 2016 and 2017 to 1.3 million units in 2018, reflecting increasing consumer confidence and a healthier economy. Ducker indicated that window shipments in the R&R market are expected to increase from 27.3 million units in 2016 to 28.2 million units in 2017 and 29.0 million units in 2018, and new construction window shipments are forecasted to increase at a higher pace. Derived from reports published by Ducker, the overall growth in window shipments for the trailing twelve-month period ended December 31, 2016 was 3.0%. During this period, growth in new construction increased 5.9%, while growth in R&R activity increased 0.8%. Growth in new construction continues to outpace the growth in R&R. D&G Consulting forecasts an increase in private housing in the United Kingdom through 2018, with a decline in public housing during this period, which should benefit HLP's primary customers. The Freedonia Group projects residential cabinet demand in the U.S. to grow at 6.9% annually through 2019.
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
Results of Operations
Three Months Ended January 31, 2017 Compared to Three Months Ended January 31, 2016

	Three Months Ended January 31,
	2017	2016	Change $	% Variance
	(Dollars in millions)
Net sales	$195.1	$201.5	$(6.4)	(3)%
Cost of sales (excluding depreciation and amortization)	154.9	159.3	(4.4)	3%
Selling, general and administrative	27.5	31.3	(3.8)	12%
Restructuring	1.1	—	1.1	(100)%
Depreciation and amortization	15.4	13.0	2.4	(18)%
Operating loss	$(3.8)	$(2.1)	$(1.7)	(81)%
Interest expense	(2.2)	(6.5)	4.3	66%
Other, net	0.7	(2.3)	3.0	130%
Income tax benefit	1.6	3.7	(2.1)	(57)%
Net loss	$(3.7)	$(7.2)	$3.5	49%
Our period-over-period results by reportable segment follow.

Changes Related to Operating Income (Loss) by Reportable Segment:
NA Engineered Components

	Three Months Ended January 31,
	2017	2016	$ Change	% Variance
	(Dollars in millions)
Net sales	$111.1	$121.1	$(10.0)	(8)%
Cost of sales (excluding depreciation and amortization)	86.5	93.8	(7.3)	8%
Selling, general and administrative	13.7	14.5	(0.8)	6%
Restructuring	0.5	—	0.5	(100)%
Depreciation and amortization	10.1	7.2	2.9	(40)%
Operating income	$0.3	$5.6	$(5.3)	(95)%
Operating income margin	—%	5%
Net Sales. Net sales decreased $10.0 million, or 8%, for the three months ended January 31, 2017 compared to the same period in 2016. On a year-over-year basis, we experienced a $10.6 million decrease in sales attributable to volume and an increase of $0.6 million related to surcharges for commodities such as aluminum and oil for our butyl-based products, while price and surcharge revenue for resin used in our vinyl business remained flat. The overall decrease in volume was anticipated with regard to our previously-announced plan to shed low-margin business associated with our United States vinyl business. This decrease, though accelerated at a quicker pace than originally expected, was offset somewhat by $1.4 million of incremental market volume. The decrease in revenue associated with reduced volume is significantly offset by decreases in the cost of the raw materials used in our manufacturing process, resulting in less impact on operating margins. Management continues to realign the cost structure in light of the anticipated volume reduction.
Cost of Sales. The cost of sales decreased $7.3 million, or 8%, when comparing the three months ended January 31, 2017 to the same period in 2016. Corresponding with the net sales discussion above, cost of sales was impacted by changes in sales volume and product mix resulting in lower material and labor costs year-over-year, as well as lower repair and maintenance costs, decreased freight, utilities, and some labor efficiencies, partially offset by normal wage inflation and higher workers’ compensation insurance costs.
Selling, General and Administrative. Our selling, general and administrative expenses decreased $0.8 million, or 6% when comparing the three months ended January 31, 2017 to the same period in 2016. This decrease was due to lower incentive accruals based on operating results and lower professional fees, offset by a decrease in net gain on the sale of fixed assets, as the prior year results included a gain totaling $0.4 million.
Restructuring Charges. Restructuring charges of $0.5 million represent moving costs incurred in conjunction with the announced closure of two vinyl extrusion plants in the United States, and other related costs.
Depreciation and Amortization. Depreciation and amortization expense increased $2.9 million, or 40% when comparing the three-month periods ended January 31, 2017 and 2016. The increase reflects incremental depreciation of $1.6 million associated with a change in estimate effected in October 2016 associated with the remaining service lives of assets involved in restructuring efforts, and accelerated amortization of related intangible assets totaling $0.9 million during the three months ended January 31, 2017. In addition, the incremental depreciation expense associated with property, plant and equipment placed into service during the trailing twelve months ended January 31, 2017, was largely offset by the run-off of depreciation expense associated with existing assets and disposals during this period.

European Engineered Components

	Three Months Ended January 31,
	2017	2016	$ Change	Variance %
	(Dollars in millions)
Net sales	$31.6	$33.1	$(1.5)	(5)%
Cost of sales (excluding depreciation and amortization)	22.5	23.7	(1.2)	5%
Selling, general and administrative	4.8	5.6	(0.8)	14%
Depreciation and amortization	2.1	2.4	(0.3)	13%
Operating income	$2.2	$1.4	$0.8	57%
Operating income margin	7%	4%
Net Sales. Net sales decreased $1.5 million, or 5%, when comparing the three months ended January 31, 2017 to the same period in 2016. This decrease reflects a $4.9 million negative impact associated with changes in foreign exchange rates. Partially offsetting this decrease, volume increased $3.6 million in 2017 compared to 2016, tempered slightly by a $0.2 million decrease related to price.
Cost of Sales. The cost of sales decreased $1.2 million, or 5%, for the three months ended January 31, 2017 compared to the same period in 2016. Similar to the discussion above, cost of sales was impacted by foreign exchange movement, which offset an increase due to higher volume. Margins improved slightly in 2017 compared to 2016.
Selling, General and Administrative. Our selling, general and administrative expense decreased $0.8 million, for the three months ended January 31, 2017 compared to the same period in 2016. The decrease was primarily attributable to the effects of foreign currency.
Depreciation and Amortization. Depreciation and amortization expense decreased $0.3 million, for the three months ended January 31, 2017 compared to the same period in 2016. The decrease was primarily attributable to the effect of changes in foreign exchange rates. The incremental depreciation and amortization expense associated with property, plant and equipment placed into service during the trailing twelve months ended January 31, 2017 was more than offset by the run-off of depreciation expense associated with existing assets and disposals during this period.
NA Cabinet Components

	Three Months Ended January 31,
	2017	2016	$ Change	Variance %
	(Dollars in millions)
Net sales	$53.0	$48.5	$4.5	9%
Cost of sales (excluding depreciation and amortization)	46.2	42.5	3.7	(9)%
Selling, general and administrative	4.2	4.2	—	—%
Restructuring	0.6	—	0.6	(100)%
Depreciation and amortization	3.1	3.1	—	—%
Operating loss	$(1.1)	$(1.3)	$0.2	15%
Operating loss margin	(2)%	(3)%

Net Sales. Net sales increased $4.5 million, or 9%, for the three months ended January 31, 2017 compared to the same period in 2016. On a year-over-year basis, we experienced a $4.1 million increase in sales attributable to higher volume and an increase of $0.3 million in revenues associated with pricing. The increase in volume is net of a $1.1 million decrease in volume related to lower-margin business pursuant to our previously-announced plan to shed less profitable business.
Cost of Sales. The cost of sales increased $3.7 million, or 9%, for the three months ended January 31, 2017 compared with the same period in 2016. This increase correlates with the increase in sales as discussed above. However, margins were negatively impacted as the results for the three-months ended January 31, 2016 include a charge of $2.3 million related to purchase accounting (step-up and turn of inventory acquired), which did not recur in 2017. The results for 2017 were impacted by some labor inflation, higher health insurance and benefit costs, and inventory reserves. Overall, cost of sales reflects changes in sales volume and product mix.

Selling, General and Administrative. Our selling, general and administrative expense remained flat for the three months ended January 31, 2017 compared to the same period in 2016.
Restructuring Charges. Restructuring charges of $0.6 million represent equipment moving and other related costs associated with the Mexican plant closure effected in October 2016.
Depreciation and Amortization. Depreciation and amortization expense remained steady at $3.1 million for the three months ended January 31, 2017 compared with the same period in 2016. The incremental depreciation and amortization expense associated with property, plant and equipment placed into service during the trailing twelve months ended January 31, 2017, was offset by the run-off of depreciation expense associated with existing assets and disposals during this period.
Unallocated Corporate & Other

	Three Months Ended January 31,
	2017	2016	$ Change	Variance %
	(Dollars in millions)
Net sales	$(0.6)	$(1.2)	$0.6	50%
Cost of sales (excluding depreciation and amortization)	(0.3)	(0.7)	0.4	(57)%
Selling, general and administrative	4.8	7.0	(2.2)	31%
Depreciation and amortization	0.1	0.3	(0.2)	67%
Operating loss	$(5.2)	$(7.8)	$2.6	33%
Net Sales. Net sales for Unallocated Corporate & Other represents the elimination of inter-segment sales for the three-month periods ended January 31, 2017 and 2016. The change between periods reflects the amount of inter-segment sales (between NA Engineered Components and EU Engineered Components).
Cost of Sales. Cost of sales for Unallocated Corporate & Other consists of the elimination of inter-segment sales, profit in inventory, LIFO reserve adjustments and other costs. For the three months ended January 31, 2017 and 2016, the change of $0.4 million was primarily related to the elimination of inter-segment sales and the profit in inventory elimination.
Selling, General and Administrative. Our selling, general and administrative expenses decreased $2.2 million for the three months ended January 31, 2017 compared to the same period in 2016, primarily due to a decrease in transaction related costs of $5.1 million associated with the Woodcraft acquisition in 2016, partially offset by an increase in stock-based compensation and long-term incentive expense of $1.5 million and an increase in professional fees. The increase in stock-based compensation and long-term incentive expense is associated with the November 2016 annual grant which included awards to several individuals who are retirement-eligible, resulting in an immediate charge to period costs upon grant for certain types of awards, and an increase in Quanex's underlying stock price which impacts incentives linked to our common stock price.
Depreciation and Amortization. Depreciation and amortization expense decreased $0.2 million for the three months ended January 31, 2017 compared to the same period in 2016. Relatively few new assets were placed in service at corporate during the trailing twelve months ended January 31, 2017.
Changes related to Non-Operating Items:
Interest Expense. Interest expense decreased $4.3 million for the three months ended January 31, 2017 compared to the same period in 2016. This decrease is primarily due to more favorable interest rates associated with the refinancing and replacement of our then-existing credit facility on July 29, 2016 with a Term Loan A and a traditional revolving credit facility and a lower average outstanding debt balance at January 31, 2017 compared to January 31, 2016. The weighted average interest rate for borrowings outstanding for the three months ended January 31, 2017 was 2.65% compared with 6.02% for the three months ended January 31, 2016.
Other, net. We recorded a gain of $0.7 million related to other, net for the three months ended January 31, 2017 compared to a loss of $2.3 million for the same period in 2016, primarily due to net foreign exchange transaction gains and losses.
Income Taxes. We recorded an income tax benefit of $1.6 million for the three months ended January 31, 2017, an effective rate of 30.2%, and an income tax benefit of $3.7 million for the three months ended January 31, 2016, an effective rate of 34.0%. The 2016 effective rate was impacted by an additional discrete benefit item for the R&D credit which was made permanent in December 2015.  Excluding this item, the effective tax rate would have been 32%.  The remaining difference in the effective rates between these periods reflects an increased manufacturer’s deduction in the current year.

Liquidity and Capital Resources
Overview
Historically, our principal sources of funds have been cash on hand, cash flow from operations, and borrowings under our credit facilities.
We maintain a $450.0 million credit agreement comprised of a $150.0 million Term Loan A and a $300.0 million revolving credit facility (collectively, the “Credit Agreement”). The Credit Agreement matures in 2021 (5-year term) and requires interest payments calculated, at our election and depending upon our Consolidated Leverage Ratio, at either a Base Rate plus an applicable margin (0.50% to 1.25%) or the LIBOR Rate plus an applicable margin (1.50% to 2.25%). The applicable rate during the three months ended January 31, 2017 was LIBOR + 2.00%. In addition to the Consolidated Leverage Ratio covenant, we are required to meet a Consolidated Fixed Charge Coverage Ratio covenant, and there are limitations on certain transactions including our ability to incur indebtedness, incur liens, dispose of material assets, acquire businesses, make restricted payments and pay dividends (limited to $10.0 million per year). We are amortizing deferred financing fees of $2.8 million straight-line over the term of the facility.
As of January 31, 2017, we had $14.1 million of cash and equivalents, $271.3 million outstanding under the Credit Agreement, $5.8 million of outstanding letters of credit and $3.7 million outstanding under capital leases and other debt vehicles. We had $169.2 million available for use under the Credit Agreement at January 31, 2017.
Analysis of Cash Flow
The following table summarizes our cash flow results for the three months ended January 31, 2017 and 2016:

	Three Months Ended
	January 31,
	2017	2016
	(In millions)
Cash provided by operating activities	$2.0	$0.8
Cash used for investing activities	$(16.2)	$(254.0)
Cash provided by financing activities	$2.8	$257.0
Operating Activities. Cash provided by operating activities for the three-month period ended January 31, 2017 improved by approximately $1.2 million compared to the three-month period ended January 31, 2016. Our cash receipts and cash payments decreased with the overall decline in volume sold, but cash collections were favorable, despite a seasonal build in inventory levels, due in part to the collection of an income tax receivable. Working capital was $88.0 million, $89.8 million and $114.3 million at January 31, 2017, October 31, 2016 and January 31, 2016, respectively.
Investing Activities. Cash used for investing activities decreased $237.8 million when comparing the three months ended January 31, 2017 to the same period in 2016. In 2017, we paid $8.5 million related to the HLP acquisition earn-out compared to $245.9 million to purchase Woodcraft in 2016. We invested $0.5 million less in capital expenditures for the three months ended January 31, 2017 compared to the same period in 2016.
Financing Activities. Cash provided by financing activities was $2.8 million for the three months ended January 31, 2017, primarily attributable to net borrowings under our debt facilities. For the three months ended January 31, 2016, cash provided by financing activities was $257.0 million, primarily attributed to net borrowings of $263.8 million and $2.9 million of proceeds received from stock option exercises, partially offset by debt issuance cost of $8.3 million and dividends paid to our shareholders totaling $1.4 million.

Liquidity Requirements
Our strategy for deploying cash is to invest in organic growth opportunities, develop our infrastructure and make strategic acquisitions. Other uses of cash have included paying cash dividends to our shareholders, opportunistically repurchasing our common stock (to the extent authorized through an established program by our Board of Directors) and servicing our debt commitments. We have historically invested cash and cash equivalents in commercial paper with terms of three months or less. Our investments are diversified across multiple institutions that we believe are financially sound. To the extent we have excess cash which has not been applied to reduce our outstanding borrowings under our credit facilities, we intend to remain in commercial paper, highly rated money market funds, financial institutions and treasuries following a prudent investment philosophy. From time to time, to prepare for potential disruption in the money markets, we may temporarily move funds into operating bank accounts of highly-rated financial institutions to meet on-going operational liquidity requirements. We did not experience any material losses on our cash and marketable securities investments during the three-month periods ended January 31, 2017 and 2016. We maintain cash balances in foreign countries which total $10.5 million as of January 31, 2017. We do not intend to repatriate earnings of our foreign subsidiaries. However, we capitalized HLP with funds on hand and borrowings under our prior credit facility. We anticipate that we will utilize cash flow from HLP to fund the operation in the United Kingdom, and to repay a note arrangement implemented as part of the capitalization of the acquisition.

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
For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended October 31, 2016. Our critical accounting policies and estimates have not changed materially during the three months ended January 31, 2017.
New Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standards setting bodies that we adopt as of the specified effective date. Unless otherwise discussed, we believe the impact of any recently issued standards that are not yet effective are either not applicable to us at this time or will not have a material impact on our consolidated financial statements upon adoption. During the three months ended January 31, 2017, we adopted several accounting standards with no impact to our financial statements. See Note 16, "New Accounting Guidance Adopted," to the accompanying unaudited condensed consolidated financial statements contained elsewhere herein, for further details.
In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. This ASU is an update to ASU 2014-09, Revenue from Contracts with Customers. This update does not change the core revenue recognition principles included within ASU 2014-09, but rather provides technical corrections and improvements to guidance previously issued. We anticipate adopting ASU 2016-20 concurrently with ASU 2014-09 in fiscal 2019 and are currently evaluating the impact on our consolidated financial statements.
Refer to our Annual Report on Form 10-K for the year ended October 31, 2016 for additional standards we are currently evaluating.

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
Interest Rate Risk
Our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Based upon the balances of the variable rate debt at January 31, 2017, a hypothetical 1.0% increase or decrease in interest rates could result in approximately $2.7 million of additional pretax charges or credit to our operating results per year. This sensitivity is impacted by the amount of borrowings under our credit facilities, and amounts outstanding under finance leases at HLP.
Foreign Currency Rate Risk
Our international operations have exposure to foreign currency rate risks, primarily due to fluctuations in the Euro, the British pound sterling and the Canadian dollar. From time to time, we enter into foreign exchange contracts associated with our operations to manage a portion of the foreign currency rate risk.
The notional and fair market values of these positions at January 31, 2017 and October 31, 2016, were as follows (in thousands):

		Notional as indicated		Fair Value in $
		January 31, 2017	October 31, 2016	January 31, 2017	October 31, 2016
Foreign currency derivatives:
Sell EUR, buy USD	EUR	$4,179	$5,251	$(37)	$(79)
Sell CAD, buy USD	CAD	136	186	—	1
Sell GBP, buy USD	GBP	95	187	—	(1)
Buy EUR, sell GBP	EUR	73	130	—	1
Buy USD, sell EUR	USD	36	1	—	—
At January 31, 2017 and October 31, 2016, we held foreign currency derivative contracts hedging cross-border intercompany and commercial activity for our insulating glass spacer business. Although these derivatives hedge our exposure to fluctuations in foreign currency rates, we do not apply hedge accounting and therefore, the change in the fair value of these foreign currency derivatives is recorded directly to other income and expense in the accompanying condensed consolidated statements of income (loss). To the extent the gain or loss on the derivative instrument offsets the gain or loss from the remeasurement of the underlying foreign currency balance, changes in exchange rates should have no effect. See Note 10, "Derivative Instruments," to the accompanying unaudited condensed consolidated financial statements contained elsewhere herein.
We currently have an unhedged foreign currency position associated with the debt borrowed to facilitate the HLP acquisition. We are evaluating our options with regard to hedging our exposure. For the three months ended January 31, 2017 and 2016, we recorded an unrealized gain of $0.4 million and an unrealized loss of $2.0 million, respectively, associated with this foreign currency exposure.
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
From time to time, in the normal course of business, we may enter into firm price sales commitments with customers in which aluminum is an integral fabrication input. In an effort to protect cost of sales from the effects of changing prices of aluminum, we may enter into firm price raw material purchase commitments, which are designated as "normal purchases" under ASU Topic 815, "Derivatives and Hedging." As a result, firm price sales commitments are matched with firm price raw material purchase commitments so that changes in aluminum prices should have no effect. While we consider the derivative contracts to provide an economic hedge against changes in aluminum prices, the derivatives have not been designated as hedges in accordance with ASC 815 for accounting purposes. As such, any mark-to-market net gain or loss is recorded as a period cost with the offsetting amount reflected as an asset or liability on the balance sheet. As of January 31, 2017 and October 31, 2016, there were no such contracts outstanding. For additional details, see Note 10, "Derivative Instruments," to the accompanying unaudited condensed consolidated financial statements contained elsewhere herein.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (1934 Act) as of January 31, 2017. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2017, the disclosure controls and procedures are effective.
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

QUANEX BUILDING PRODUCTS CORPORATION

Date:	March 7, 2017	/s/ Brent L. Korb
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

3.2
Third Amended and Restated Bylaws of the Registrant as of March 4, 2016, filed as Exhibit 3.2 of the Registrant's Quarterly Report on Form 10-Q (Reg. No. 001-33913) for the quarter ended July 31, 2016, and incorporated herein by reference.

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