Form 10-Q
period 2017-04-30
Quanex Building Products CORP
filed 2017-05-31
CIK 1423221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________
FORM 10-Q
 ________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2017
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 26, 2017
Common Stock, par value $0.01 per share	34,443,617

QUANEX BUILDING PRODUCTS CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 30, 2017	October 31, 2016
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$14,513	$25,526
Accounts receivable, net of allowance for doubtful accounts of $399 and $251	79,735	83,625
Inventories, net (Note 3)	91,675	84,335
Prepaid and other current assets	8,111	10,488
Total current assets	194,034	203,974
Property, plant and equipment, net of accumulated depreciation of $261,764 and $245,128	213,468	198,497
Goodwill (Note 4)	219,883	217,035
Intangible assets, net (Note 4)	147,231	154,180
Other assets	7,834	6,667
Total assets	$782,450	$780,353
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$41,239	$47,781
Accrued liabilities	39,639	55,101
Income taxes payable (Note 8)	1,603	732
Current maturities of long-term debt (Note 5)	20,206	10,520
Total current liabilities	102,687	114,134
Long-term debt (Note 5)	266,442	259,011
Deferred pension and postretirement benefits (Note 6)	9,848	8,167
Deferred income taxes (Note 8)	15,372	18,322
Other liabilities	14,670	12,888
Total liabilities	409,019	412,522
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, no par value, shares authorized 1,000,000; issued and outstanding - none	—	—
Common stock, $0.01 par value, shares authorized 125,000,000; issued 37,509,807 and 37,560,249, respectively; outstanding 34,444,547 and 34,220,496, respectively	375	376
Additional paid-in-capital	255,119	254,540
Retained earnings	208,629	214,047
Accumulated other comprehensive loss	(32,189)	(38,765)
Less: Treasury stock at cost, 3,065,260 and 3,339,753 shares, respectively	(58,503)	(62,367)
Total stockholders’ equity	373,431	367,831
Total liabilities and stockholders' equity	$782,450	$780,353
The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2017	2016	2017	2016
	(In thousands, except per share amounts)
Net sales	$209,133	$229,460	$404,229	$430,928
Cost and expenses:
Cost of sales (excluding depreciation and amortization)	162,132	176,497	317,079	335,845
Selling, general and administrative	26,916	28,591	54,361	59,879
Restructuring charges	1,080	—	2,219	—
Depreciation and amortization	14,380	13,816	29,786	26,786
Operating income	4,625	10,556	784	8,418
Non-operating (expense) income:
Interest expense	(2,391)	(5,633)	(4,551)	(12,124)
Other, net	(135)	848	526	(1,513)
Income (loss) before income taxes	2,099	5,771	(3,241)	(5,219)
Income tax (expense) benefit	(637)	(1,836)	977	1,905
Net income (loss)	$1,462	$3,935	$(2,264)	$(3,314)

Basic income (loss) per common share	$0.04	$0.12	$(0.07)	$(0.10)

Diluted income (loss) per common share:	$0.04	$0.11	$(0.07)	$(0.10)

Weighted-average common shares outstanding:
Basic	34,146	33,873	34,099	33,818
Diluted	34,769	34,449	34,099	33,818

Cash dividends per share	$0.04	$0.04	$0.08	$0.08

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2017	2016	2017	2016
	(In thousands)
Net income (loss)	$1,462	$3,935	$(2,264)	$(3,314)
Other comprehensive income (loss):
Foreign currency translation adjustments gain (loss)	3,744	4,303	6,576	(5,722)
Other comprehensive income (loss)	3,744	4,303	6,576	(5,722)
Comprehensive income (loss)	$5,206	$8,238	$4,312	$(9,036)

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Six Months Ended
	April 30,
	2017	2016
	(In thousands)
Operating activities:
Net loss	$(2,264)	$(3,314)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	29,786	26,786
Stock-based compensation	3,222	3,830
Deferred income tax	(4,233)	(4,253)
Excess tax benefit from share-based compensation	(98)	(1)
Other, net	1,355	1,503
Changes in assets and liabilities, net of effects from acquisitions:
Decrease in accounts receivable	4,564	3,059
Increase in inventory	(6,593)	(5,181)
Increase in other current assets	(506)	(1,527)
Decrease in accounts payable	(7,170)	(157)
Decrease in accrued liabilities	(8,426)	(1,769)
Increase in income taxes payable	3,215	3,394
Increase in deferred pension and postretirement benefits	1,682	1,659
Increase in other long-term liabilities	945	695
Other, net	195	(136)
Cash provided by operating activities	15,674	24,588
Investing activities:
Acquisitions, net of cash acquired	(8,497)	(245,904)
Capital expenditures	(17,550)	(17,419)
Proceeds from disposition of capital assets	593	935
Cash used for investing activities	(25,454)	(262,388)
Financing activities:
Borrowings under credit facilities	53,500	332,800
Repayments of credit facility borrowings	(52,250)	(79,775)
Debt issuance costs	—	(8,713)
Repayments of other long-term debt	(1,363)	(1,165)
Common stock dividends paid	(2,749)	(2,731)
Issuance of common stock	1,726	3,042
Excess tax benefit from share-based compensation	98	1
Cash (used for) provided by financing activities	(1,038)	243,459
Effect of exchange rate changes on cash and cash equivalents	(195)	217
(Decrease) increase in cash and cash equivalents	(11,013)	5,876
Cash and cash equivalents at beginning of period	25,526	23,125
Cash and cash equivalents at end of period	$14,513	$29,001
The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

Six Months Ended April 30, 2017	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	(In thousands, no per share amounts shown except in verbiage)
Balance at October 31, 2016	$376	$254,540	$214,047	$(38,765)	$(62,367)	$367,831
Net loss	—	—	(2,264)	—	—	(2,264)
Foreign currency translation adjustment	—	—	—	6,576	—	6,576
Common dividends ($0.08 per share)	—	—	(2,749)	—	—	(2,749)
Stock-based compensation activity:
Expense related to stock-based compensation	—	3,222	—	—	—	3,222
Stock options exercised	—	(75)	(312)	—	2,113	1,726
Tax effect from share-based compensation	—	45	—	—	—	45
Restricted stock awards granted	—	(1,752)	—	—	1,752	—
Other	(1)	(861)	(93)	—	(1)	(956)
Balance at April 30, 2017	$375	$255,119	$208,629	$(32,189)	$(58,503)	$373,431

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
In October 2016, we announced the closure of three operating plants, two related to our United States vinyl operations, and one related to our kitchen and bathroom cabinet door business in Mexico. During the three and six months ended April 30, 2017 and the year ended October 31, 2016, we expensed $1.1 million, $2.2 million and $0.5 million, respectively, pursuant to these restructuring efforts. Our facility lease obligations were deemed to be at fair market value and we have not yet negotiated exit from our remaining lease obligations. We expect to continue to incur costs related to equipment moves, operating lease expense and other employee related costs associated with these restructuring efforts during fiscal 2017.
In addition, we evaluated the remaining depreciable lives of property, plant and equipment that will be abandoned or otherwise disposed as of the cease-use date of these plants. In October 2016, we recorded a change in estimate associated with the remaining useful lives of these assets which resulted in an increase in depreciation expense of $1.4 million and $3.0 million

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

for the three and six months ended April 30, 2017, respectively. We continue to evaluate our property, plant and equipment with regard to these restructuring efforts and are determining the best use of this equipment within our business. We may incur additional accelerated depreciation or gains or losses on asset disposals as management concludes this analysis. Concurrently, we evaluated the remaining service lives of intangible assets with defined lives associated with our United States vinyl extrusion business and recorded a change in estimate associated with the remaining useful lives of a customer relationship intangible and a utility process intangible asset resulting in an increase in amortization expense of $0.3 million and $1.3 million for the three and six months ended April 30, 2017, respectively. We expect to incur incremental amortization expense totaling $0.6 million associated with these intangible assets during the remainder of fiscal 2017.
2. Acquisitions
Woodcraft
On November 2, 2015, we completed a merger of QWMS, Inc., a Delaware corporation which was a newly-formed and wholly-owned Quanex subsidiary, and WII Holding, Inc. (WII), a Delaware corporation. Upon satisfaction or waiver of conditions set forth in the merger agreement, QWMS, Inc. merged with and into WII, and WII became our wholly-owned subsidiary, and, as a result, we acquired all the subsidiaries of WII (referred to collectively as Woodcraft). Woodcraft is a manufacturer of cabinet doors and other components to OEMs in the kitchen and bathroom cabinet industry. Woodcraft operates 12 plants within the United States. We paid $245.9 million in cash, net of cash acquired and including certain holdbacks with regard to potential indemnity claims, and received less than $0.1 million from the sellers as a working capital true-up, resulting in goodwill totaling $113.7 million. We recorded a charge of $0.7 million related to restructuring efforts at Woodcraft for the six months ended April 30, 2017. See Note 1, "Nature of Operations and Basis of Presentation - Restructuring." We believe this acquisition expanded our business into a new segment of the building products industry, which is experiencing favorable growth and which is less susceptible to the impact of seasonality due to inclement weather.
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

HLP

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As more fully described in our Annual Report on Form 10-K for the year ended October 31, 2016, we acquired the outstanding ownership shares of an extruder of vinyl lineal products and manufacturer of other plastic products incorporated and registered in England and Wales ("HLP") on June 15, 2015. The purchase agreement contained an earn-out provision which is calculated as a percentage of earnings before interest, tax and depreciation and amortization for a specified period, as defined in the purchase agreement. Pursuant to this earn-out provision, the former owner could select a base year upon which to calculate the earn-out (one of the next three succeeding twelve-month periods ended July 31). In August 2016, the former owner selected the twelve-month period ended July 31, 2016 as the measurement period for the earn-out calculation. On November 7, 2016, we paid $8.5 million to settle the earn-out, which included a foreign currency adjustment of $0.1 million. We have included this earn-out payment under the caption "Acquisitions, net of cash acquired" in the accompanying cash flow statement for the six months ending April 30, 2017.
We assumed operating leases associated with the HLP acquisition for which our lessors are entities that were either wholly-owned subsidiaries or affiliates of HLP prior to the acquisition, and in which a former owner, who is now our employee, has an ownership interest. These leases include our primary operating facilities, a finished goods warehouse and a mixing plant. The lease for the manufacturing plant has a 20-year term which began in 2007, the lease for the warehouse has a 15-year term which began in 2012, and the lease for the mixing plant has a 13.5-year term which began in 2013. We have recorded rent expense pursuant to these agreements of approximately $0.3 million and $0.4 million, for the three-month periods ended April 30, 2017 and 2016, respectively, and $0.6 million and $0.7 million, respectively, for the six-month periods then ended. Commitments under these lease arrangements are included in our operating lease commitments as disclosed in our Annual Report on Form 10-K for the year ended October 31, 2016.
On February 20, 2017, we entered into a capital lease arrangement with the same related party to purchase a new manufacturing facility at HLP. This capital lease resulted in a non-cash increase in property, plant and equipment and a corresponding increase in debt, as more fully described at Note 5, "Debt and Capital Lease Obligations - Other Debt Instruments", included herewith.

3. Inventories
Inventories consisted of the following at April 30, 2017 and October 31, 2016:

	April 30, 2017	October 31, 2016
	(In thousands)
Raw materials	$50,650	$50,584
Finished goods and work in process	42,812	36,886
Supplies and other	2,863	1,859
Total	96,325	89,329
Less: Inventory reserves	4,650	4,994
Inventories, net	$91,675	$84,335
Fixed costs related to excess manufacturing capacity, if any, have been expensed in the period they were incurred and, therefore, are not capitalized into inventory.
Our inventories at April 30, 2017 and October 31, 2016 were valued using the following costing methods:

	April 30, 2017	October 31, 2016
	(In thousands)
LIFO	$4,294	$4,017
FIFO	87,381	80,318
Total	$91,675	$84,335
During interim periods, we estimate a LIFO reserve based on our expectations of year-end inventory levels and costs. If our calculations indicate that an adjustment at year-end will be required, we may record a proportionate share of this amount during the period. At year-end, we calculate the actual LIFO reserve and record an adjustment for the difference between the annual calculation and any estimates recognized during the interim periods.  Because the interim projections are subject to many factors

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

beyond our control, the results could differ significantly from the year-end LIFO calculation. We recorded no interim LIFO reserve adjustment for the three and six-month periods ended April 30, 2017 and 2016.
For inventories valued under the LIFO method, replacement cost exceeded the LIFO value by approximately $1.1 million at April 30, 2017 and October 31, 2016.
4. Goodwill and Intangible Assets
Goodwill
The change in the carrying amount of goodwill for the six months ended April 30, 2017 was as follows:

Six Months Ended
April 30, 2017
(In thousands)
Beginning balance as of November 1, 2016	$217,035
Foreign currency translation adjustment	2,848
Balance as of the end of the period	$219,883
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
Identifiable Intangible Assets
Amortizable intangible assets consisted of the following as of April 30, 2017 and October 31, 2016:

	April 30, 2017		October 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Customer relationships	$154,251	$42,100	$152,146	$35,693
Trademarks and trade names	56,133	28,094	55,481	26,288
Patents and other technology	22,261	15,220	24,571	16,037
Other	100	100	100	100
Total	$232,745	$85,514	$232,298	$78,118

In October 2016, we recorded a change in estimate with regard to the remaining service lives of certain intangible assets and recorded incremental amortization expense of $0.3 million and $1.3 million for the year ended October 31, 2016 and the six months ended April 30, 2017, respectively. See additional disclosure at Note 1, "Nature of Operations, Basis of Presentation and Significant Accounting Policies - Restructuring."
For the three and six-month periods ended April 30, 2017 and 2016, we had aggregate amortization expense related to intangible assets of $4.4 million and $2.2 million, respectively, and $9.9 million and $4.5 million, respectively. In addition, during the three-month period ended April 30, 2017, we retired $2.1 million of fully amortized patents and $0.2 million of fully amortized other technology.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Estimated remaining amortization expense, assuming current intangible balances and no new acquisitions, for each of the fiscal years ending October 31, is as follows (in thousands):

Estimated Amortization Expense
2017 (remaining six months)	$8,885
2018	16,042
2019	15,254
2020	14,195
2021	12,477
Thereafter	80,378
Total	$147,231

5. Debt and Capital Lease Obligations
Debt consisted of the following at April 30, 2017 and October 31, 2016:

	April 30, 2017	October 31, 2016
	(In thousands)
Revolving Credit Facility	$125,000	$120,000
Term Loan A	144,375	148,125
City of Richmond, Kentucky Industrial Building Revenue Bonds	300	400
Capital lease obligations and other	19,369	3,683
Unamortized deferred financing fees	(2,396)	(2,677)
Total debt	$286,648	$269,531
Less: Current maturities of long-term debt	20,206	10,520
Long-term debt	$266,442	$259,011
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
The term loan portion of the Credit Agreement requires quarterly principal payments on the last business day of each fiscal quarter in accordance with a stated repayment schedule. Required aggregate principal repayments total $13.1 million for the

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

succeeding twelve-month period, and are included in the accompanying condensed consolidated balance sheet under the caption “Current Maturities of Long-term Debt.” No stated principal payments are required under the revolving credit portion of the Credit Agreement, except upon maturity. If our Consolidated Leverage Ratio is less than 2.25 to 1.00, then we are required to make mandatory prepayments of “excess cash flow” as defined in the agreement.
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
As of April 30, 2017, we had $269.4 million of borrowings outstanding under the Credit Agreement (reduced by unamortized debt issuance costs of $2.4 million), $5.8 million of outstanding letters of credit and $19.7 million outstanding under capital leases and other debt vehicles. We had $169.2 million available for use under the Credit Agreement at April 30, 2017. These borrowings outstanding under the Credit Agreement accrue interest at 2.99% per annum. Our weighted average borrowing rate for borrowings outstanding during the six months ended April 30, 2017 and 2016 was 2.76% and 6.09%, respectively. We were in compliance with our debt covenants as of April 30, 2017.
Other Debt Instruments
Historically, we have maintained certain capital lease obligations related to equipment purchases. On February 20, 2017, we entered into a capital lease for warehouse space at HLP with a related-party company that is owned by our employee, the former owner of HLP. This new warehouse was anticipated at the time of the HLP acquisition in June 2015, and the lease was negotiated at arms-length. The lease accrues interest at 3.57% per annum, and extends for a twenty-year period through the year 2036. We recorded the leased asset at inception at fair value of $16.6 million and recorded a corresponding liability for our obligation under this lease. The accompanying statement of cash flows as of April 30, 2017 excludes these assets and related obligations as non-cash investing and financing activities. We are recognizing interest expense using the effective interest method over the term. Our cash commitments under this lease are £0.9 million per year for an aggregate of £17.8 million (or approximately $23.1 million). The cost and accumulated depreciation of property, plant and equipment under capital leases at April 30, 2017 was $23.6 million and $1.9 million, respectively, including $16.6 million and $0.2 million, respectively, related to this warehouse lease.
As of April 30, 2017, our obligations under capital leases and other total $19.4 million, of which $2.4 million is classified in the current portion of long-term debt and $17.0 million is classified as long-term debt on the accompanying unaudited condensed consolidated balance sheet. These obligations accrue interest at an average rate of 3.77%, and extend through the year 2036.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Retirement Plans
Pension Plan
Our non-contributory, single employer defined benefit pension plan covers a majority of our employees in the United States excluding employees of recent acquisitions. Employees of acquired companies may be covered after a transitional period. The net periodic pension cost for this plan for the three and six-month periods ended April 30, 2017 and 2016 was as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2017	2016	2017	2016
	(In thousands)
Service cost	$971	$1,061	$1,897	$1,856
Interest cost	216	218	428	414
Expected return on plan assets	(474)	(386)	(931)	(809)
Amortization of net loss	144	125	286	193
Net periodic benefit cost	$857	$1,018	$1,680	$1,654
During 2016, we contributed $3.7 million to fund our plan, and we expect to make a contribution to our plan in September 2017 of approximately $3.6 million.
Other Plans
We also have a supplemental benefit plan covering certain executive officers and a non-qualified deferred compensation plan covering members of the Board of Directors and certain key employees. As of April 30, 2017 and October 31, 2016, our liability under the supplemental benefit plan was approximately $3.0 million and $2.7 million, respectively, and the liability associated with the deferred compensation plan was approximately $3.8 million and $3.5 million, respectively. We record the current portion of liabilities associated with these plans under the caption "Accrued Liabilities," and the long-term portion under the caption "Other Liabilities" in the accompanying condensed consolidated balance sheets.
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
A reconciliation of the activity related to our accrued warranty, including both the current and long-term portions (reported in accrued liabilities and other liabilities, respectively, on the accompanying condensed consolidated balance sheet) follows:

Six Months Ended
April 30, 2017
(In thousands)
Beginning balance as of November 1, 2016	$446
Provision for warranty expense	60
Change in accrual for preexisting warranties	4
Warranty costs paid	(79)
Total accrued warranty as of the end of the period	$431
Less: Current portion of accrued warranty	222
Long-term portion of accrued warranty	$209

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Income Taxes
To determine our income tax expense for interim periods, consistent with accounting standards, we apply the estimated annual effective income tax rate to year-to-date results. Our estimated annual effective tax rates for the six-month periods ended April 30, 2017 and 2016 were 30.1% and 36.5%, respectively. The 2016 effective rate was impacted by an additional discrete benefit item for the R&D credit which was made permanent in December 2015. Excluding this item, the effective tax rate would have been 32.3%.
The acquisition of Woodcraft in November 2015 established a net noncurrent deferred tax liability of $37.4 million primarily reflecting the book to tax basis difference in intangibles, fixed assets and inventory.
As of April 30, 2017, our liability for uncertain tax positions (UTP) of $0.6 million relates to certain state tax items regarding the interpretation of tax laws and regulations. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. The final outcome of the future tax consequences of legal proceedings, if any, as well as the outcome of competent authority proceedings, changes in regulatory tax laws, or interpretation of those tax laws could impact our financial statements. We are subject to the effect of these matters occurring in various jurisdictions. The disallowance of the UTP would not materially affect the annual effective tax rate. We do not believe any of the UTP at April 30, 2017 will be recognized within the next twelve months.
We evaluate the likelihood of realization of our deferred tax assets by considering both positive and negative evidence. We believe there is no need for a valuation allowance of the federal net operating losses. We will continue to evaluate our position throughout the year. We maintain a valuation allowance for certain state net operating losses which totaled $1.3 million at April 30, 2017.
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
Spacer Migration
We were notified by certain customers through our German operation that the vapor barrier employed on certain spacer products manufactured prior to March 2014 may permit spacer migration in certain extreme circumstances. This product does not have a specific customer warranty, but we have received claims from customers related to this issue, which we continue to investigate. The balance of the accrual for this matter was $0.8 million at October 31, 2016 and April 30, 2017. During the six months ended April 30, 2017, we incurred additional claims of $0.6 million, which was offset by payments of $0.6 million. We cannot estimate any future liability with regard to unasserted claims. We evaluate this reserve at each balance sheet date. We investigate any claims, but we are not obligated to honor any future claims.
Litigation
From time to time, we, along with our subsidiaries, are involved in various litigation matters arising in the ordinary course of our business, including those arising from or related to contractual matters, commercial disputes, intellectual property, personal injury, environmental matters, product performance or warranties, product liability, insurance coverage and personnel and employment disputes. For example, we were recently party to litigation incidental to our business relating to alleged defects in a commercial sealant product manufactured and sold by one of our subsidiaries during the 2000s.  The plaintiff in that case sought a substantial amount in monetary damages from us and four other co-defendants.  The parties ultimately settled the matter during trial in a mutually agreeable manner and without any material impact to our business, financial condition, results of operations or

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

cash flows.  We accrued $0.5 million as our portion of the claim settlement, with the remainder absorbed by our insurance carrier. We paid our portion of the settlement in May 2017. Other claims related to this commercial sealant product have been filed, however, and are proceeding.  While we continue to strongly believe that our product was not defective and that we would prevail in such related commercial sealant product claims if taken to trial, the timing and ultimate resolution and impact of these claims is not presently determinable.  Nevertheless, after taking into account all currently available information, advice of counsel, and our existing insurance coverage, we believe that the eventual outcome of such related claims will not have a material adverse effect on our overall financial condition, results of operations or cash flows. We have not recorded any accrual with regard to such related claims.  We regularly review the status of all on-going proceedings with legal counsel and maintain insurance against these risks to the extent deemed prudent by our management and to the extent insurance is available.  Given our defenses and existing insurance coverage, we believe that the ultimate disposition of our pending litigation matters will not, individually or in the aggregate, have a material adverse effect on us.  However, there is no assurance that we will prevail in these matters, and we could, in the future, incur judgments, enter into settlements of claims or revise our expectations regarding the outcome of matters we face, which could materially impact our results of operations.
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
We have not designated any of our derivative contracts as hedges for accounting purposes in accordance with the provisions under the Accounting Standards Codification Topic 815 "Derivatives and Hedging" (ASC 815). Therefore, changes in the fair value of these contracts and the realized gains and losses are recorded in the unaudited condensed consolidated statements of income (loss) for the three and six-month periods ended April 30, 2017 and 2016 as follows (in thousands):

		Three Months Ended		Six Months Ended
		April 30,		April 30,
Location of (losses) gains:		2017	2016	2017	2016
Other, net	Foreign currency derivatives	(34)	(586)	110	(432)
We have chosen not to offset any of our derivative instruments in accordance with the provisions of ASC 815. Therefore, the assets and liabilities are presented on a gross basis on the accompanying condensed consolidated balance sheets. Less than $0.1 million of fair value related to foreign currency derivatives was included in prepaid and other current assets as of April 30, 2017 and October 31, 2016, and less than $0.1 million of fair value related to foreign currency derivatives was included in accrued liabilities as of April 30, 2017.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the notional amounts and fair value of outstanding derivative contracts at April 30, 2017 and October 31, 2016 (in thousands):

		Notional as indicated		Fair Value in $
		April 30, 2017	October 31, 2016	April 30, 2017	October 31, 2016
Foreign currency derivatives:
Sell EUR, buy USD	EUR	$3,584	$5,251	$13	$(79)
Sell CAD, buy USD	CAD	185	186	1	1
Sell GBP, buy USD	GBP	168	187	(2)	(1)
Buy EUR, sell GBP	EUR	78	130	—	1
Buy USD, sell EUR	USD	4	1	(1)	—
Buy GBP, sell EUR	GBP	3	—	—	—
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

•	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.
The following table summarizes the assets and liabilities measured on a recurring basis per the fair value hierarchy (in thousands):

	April 30, 2017				October 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Foreign currency derivatives	$—	$14	$—	$14	$—	$2	$—	$2
Total assets	$—	$14	$—	$14	$—	$2	$—	$2

Liabilities
Foreign currency derivatives	$—	$3	$—	$3	$—	$80	$—	$80
Contingent consideration	—	—	—	—	—	—	8,376	8,376
Total liabilities	$—	$3	$—	$3	$—	$80	$8,376	$8,456
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

We have recorded land totaling approximately $2.4 million at fair value on a non-recurring basis which is classified as Level 3 as of April 30, 2017 and October 31, 2016. The fair value was based on broker opinions.
Carrying amounts reported on the balance sheet for cash, cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. Our outstanding debt is variable rate debt that re-prices frequently, thereby limiting our exposure to significant change in interest rate risk. As a result, the fair value of our debt instruments approximates carrying value at April 30, 2017, and October 31, 2016 (Level 3 measurement).
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
A summary of non-vested restricted stock awards activity during the six months ended April 30, 2017 is presented below:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value per Share
Non-vested at October 31, 2016	266,700	$19.19
Granted	93,800	19.46
Cancelled	(3,100)	19.65
Vested	(70,100)	17.63
Non-vested at April 30, 2017	287,300	$19.65
The total weighted average grant-date fair value of restricted stock awards that vested during each of the six-month periods ended April 30, 2017 and 2016 was $1.2 million and $0.5 million, respectively. As of April 30, 2017, total unrecognized compensation cost related to unamortized restricted stock awards was $3.0 million. We expect to recognize this expense over the remaining weighted average vesting period of 2.0 years.
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
The following table provides a summary of assumptions used to estimate the fair value of our stock options issued during the six-month periods ended April 30, 2017 and 2016.

	Six Months Ended
	April 30,
	2017	2016
Weighted-average expected volatility	34.7%	37.1%
Weighted-average expected term (in years)	5.7	5.4
Risk-free interest rate	2.0%	1.7%
Expected dividend yield over expected term	1.0%	1.0%
Weighted average grant date fair value	$6.25	$6.32
The following table summarizes our stock option activity for the six months ended April 30, 2017:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000s)
Outstanding at October 31, 2016	2,386,220	$16.84
Granted	290,100	19.45
Exercised	(113,143)	15.26
Forfeited/Expired	(10,836)	19.39
Outstanding at April 30, 2017	2,552,341	$17.20	5.3	$8,395
Vested or expected to vest at April 30, 2017	2,549,585	$17.19	5.3	$8,395
Exercisable at April 30, 2017	2,042,234	$16.64	4.4	$7,899
Intrinsic value is the amount by which the market price of the common stock on the date of exercise exceeds the exercise price of the stock option. The total intrinsic value of stock options exercised during the six months ended April 30, 2017 and 2016 was $0.1 million and $0.8 million. The weighted-average grant date fair value of stock options that vested during the six months ended April 30, 2017 and 2016 was $1.8 million and $1.9 million, respectively. As of April 30, 2017, total unrecognized compensation cost related to stock options was $1.1 million. We expect to recognize this expense over the remaining weighted average vesting period of 2.0 years.
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
As of April 30, 2017, there were no non-vested restricted stock units. During the six-month periods ended April 30, 2017 and 2016, non-employee directors received 24,560 and 20,445 restricted stock units, respectively, at a grant date fair value of $15.65 and $19.56, respectively, which vested immediately. During the six-month periods ended April 30, 2017 and 2016, there were no payments to settle restricted stock units.

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
We granted performance shares as follows: November 2016 - 186,500 shares, January 2016 - 4,300 shares, December 2015 - 158,100 shares, December 2014 - 137,400 shares and December 2013 - 155,800 shares. Depending on the achievement of the performance conditions, 0% to 200% of the awarded performance shares may ultimately vest. As of April 30, 2017, 2,400 of the performance shares granted in 2016 were forfeited, 11,100 of the performance shares granted in 2015 were forfeited, and 13,800 of the performance shares granted in 2014 were forfeited. On December 5, 2016, 135,100 shares vested pursuant to the December 2013 grant, resulting in the issuance of 67,550 shares of common stock and a cash payment of $1.2 million. The November 2016 grant includes a return on invested capital (ROIC) metric which, if achieved, could enhance the number of shares that are ultimately issued but cannot exceed the maximum (200%). Due to the uncertainty with regard to achieving this metric, no value has been assigned. In the event and at such time the metric is deemed achievable, compensation expense will begin to be recognized through the remaining vesting period. For the three and six-month periods ended April 30, 2017 and 2016, we have recorded $0.7 million and $1.0 million, respectively, and $1.7 million and $1.5 million, respectively, of compensation expense related to our performance share awards.
Performance share awards are not considered outstanding shares and do not have voting rights, although dividends are accrued over the performance period and will be payable in cash based upon the number of performance shares ultimately earned.
The performance shares are excluded from the diluted weighted-average shares used to calculate earnings per share until the performance criteria is probable to result in the issuance of contingent shares. As of April 30, 2017, we have deemed 61,800 shares related to the December 2014 grant of performance shares as probable to be issued. We expect to issue these shares in December 2017 and to pay the value of the equivalent number of shares in cash when settled, along with accrued dividends thereon.
Treasury Shares
We record treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Shares are generally issued from treasury stock at the time of grant of restricted stock awards, and upon the exercise of stock options and upon the issuance of performance shares. On the subsequent issuance of treasury shares, we record proceeds in excess of cost as an increase in additional paid in capital. A deficiency of such proceeds relative to costs would be applied to reduce paid-in-capital associated with prior issuances to the extent available, with the remainder recorded as a charge to retained earnings. We recorded a charge to retained earnings of $0.3 million during the six months ended April 30, 2017.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the treasury stock activity during the six months ended April 30, 2017:

Six Months Ended
April 30, 2017
Beginning balance as of November 1, 2016	3,339,753
Restricted stock awards granted	(93,800)
Performance share awards vested	(67,550)
Stock options exercised	(113,143)
Balance at April 30, 2017	3,065,260
13. Other (Expense) Income
Other (expense) income included under the caption "Other, net" on the accompanying condensed consolidated statements of income (loss), consisted of the following for the three and six-month periods ended April 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2017	2016	2017	2016
	(In thousands)
Foreign currency transaction (losses) gains	$(121)	$1,421	$365	$(1,208)
Foreign currency derivative (losses) gains	(34)	(586)	110	(432)
Interest income	19	2	46	38
Other	1	11	5	89
Other (expense) income	$(135)	$848	$526	$(1,513)
14. Segment Information
We present three reportable business segments in accordance with Topic 280-10-50, "Segment Reporting" (ASC 280): (1) North American Engineered Components segment (“NA Engineered Components”), comprised of four operating segments primarily focused on the fenestration market in North America including vinyl profiles, insulating glass (IG) spacers, screens & other fenestration components; (2) European Engineered Components segment (“EU Engineered Components”), comprised of our United Kingdom-based vinyl extrusion business, manufacturing vinyl profiles & conservatories, and the European insulating glass business manufacturing IG spacers; and (3) North American Cabinet Components segment (“NA Cabinet Components”), comprised solely of the North American cabinet door and components business acquired in November 2015. We maintain an Unallocated Corporate & Other grouping which includes LIFO inventory adjustments, corporate office charges, and inter-segment eliminations, less an allocation of a portion of the general and administrative costs associated with the corporate office which have been allocated to the reportable business segments, based upon a relative measure of profitability, in order to more accurately reflect each reportable business segment's administrative cost. Certain costs are not allocated to the reportable operating segments, but remain in Unallocated Corporate & Other, including transaction expenses, stock-based compensation, long-term incentive awards based on the performance of our common stock and other factors, certain severance and legal costs not deemed to be allocable to all segments, depreciation of corporate assets, interest expense, other, net, income taxes and inter-segment eliminations. The accounting policies of our operating segments are the same as those used to prepare the accompanying condensed consolidated financial statements. Corporate general and administrative expense allocated during the three and six-month periods ended April 30, 2017 and 2016 were $4.2 million and $4.5 million, respectively, and $8.5 million and $8.8 million, respectively.
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
Segment information for the three and six months ended April 30, 2017 and 2016, and total assets as of April 30, 2017 and October 31, 2016 are summarized in the following table (in thousands):

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	NA Eng. Comp.	EU Eng. Comp.	NA Cabinet Comp.	Unallocated Corp. & Other	Total
Three Months Ended April 30, 2017
Net sales	$116,410	$34,205	$59,147	$(629)	$209,133
Depreciation and amortization	8,669	2,306	3,265	140	14,380
Operating income (loss)	4,937	2,937	1,034	(4,283)	4,625
Capital expenditures	5,940	1,807	1,662	—	9,409
Three Months Ended April 30, 2016
Net sales	$134,519	$36,965	$59,555	$(1,579)	$229,460
Depreciation and amortization	7,153	2,393	4,129	141	13,816
Operating income (loss)	9,717	3,164	392	(2,717)	10,556
Capital expenditures	4,742	1,649	2,368	8	8,767
Six Months Ended April 30, 2017
Net sales	$227,483	$65,774	$112,144	$(1,172)	$404,229
Depreciation and amortization	18,747	4,362	6,400	277	29,786
Operating income (loss)	5,238	5,140	(24)	(9,570)	784
Capital expenditures	9,696	4,951	2,701	202	17,550
Six Months Ended April 30, 2016
Net sales	$255,567	$70,033	$108,080	$(2,752)	$430,928
Depreciation and amortization	14,361	4,851	7,274	300	26,786
Operating income (loss)	15,307	4,543	(865)	(10,567)	8,418
Capital expenditures	10,095	3,902	3,342	80	17,419
As of April 30, 2017
Total assets	$278,440	$211,204	$284,733	$8,073	$782,450
As of October 31, 2016
Total assets	$290,725	$190,995	$287,012	$11,621	$780,353
The following table summarizes the change in the carrying amount of goodwill by segment for the six months ended April 30, 2017 (in thousands):

	NA Eng. Comp.	EU Eng. Comp.	NA Cabinet Comp.	Unallocated Corp. & Other	Total
Balance as of October 31, 2016	$38,712	$64,576	$113,747	$—	$217,035
Foreign currency translation adjustment	—	2,848	—	—	2,848
Balance as of April 30, 2017	$38,712	$67,424	$113,747	$—	$219,883
For further details of Goodwill, see Note 4, "Goodwill & Intangible Assets", located herewith.
We did not allocate non-operating income (expense) or income tax expense to the reportable segments. The following table reconciles operating income (loss) as reported above to net income (loss) for the three and six months ended April 30, 2017 and 2016:

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2017	2016	2017	2016
	(In thousands)
Operating income	$4,625	$10,556	$784	$8,418
Interest expense	(2,391)	(5,633)	(4,551)	(12,124)
Other, net	(135)	848	526	(1,513)
Income tax (expense) benefit	(637)	(1,836)	977	1,905
Net income (loss)	$1,462	$3,935	$(2,264)	$(3,314)
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
The following table summarizes our product sales for the three and six-month periods ended April 30, 2017 and 2016 into general groupings by segment to provide additional information to our shareholders.

	Three months ended		Six Months Ended
	April 30,		April 30,
	2017	2016	2017	2016
	(In thousands)
NA Engineered Components:
United States - fenestration	$96,303	$113,127	$188,704	$214,884
International - fenestration	8,645	6,880	14,985	13,786
United States - non-fenestration	7,968	10,159	16,100	18,267
International - non-fenestration	3,494	4,353	7,694	8,630
	$116,410	$134,519	$227,483	$255,567
EU Engineered Components:
United States - fenestration	$79	$—	$114	$—
International - fenestration	30,535	33,313	59,440	63,323
International - non-fenestration	3,591	3,652	6,220	6,710
	$34,205	$36,965	$65,774	$70,033
NA Cabinet Components:
United States	$58,395	$58,729	$110,785	$106,599
International	752	826	1,359	1,481
	$59,147	$59,555	$112,144	$108,080
Unallocated Corporate & Other
Eliminations	$(629)	$(1,579)	$(1,172)	$(2,752)
	$(629)	$(1,579)	$(1,172)	$(2,752)
Net sales	$209,133	$229,460	$404,229	$430,928

15. Earnings Per Share
We compute basic earnings (loss) per share by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per common and potential common shares include the weighted average of

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

additional shares associated with the incremental effect of dilutive employee stock options, non-vested restricted stock as determined using the treasury stock method prescribed by U.S. GAAP and contingent shares associated with performance share awards, if dilutive.
Basic and diluted earnings per share for the three-month periods ended April 30, 2017 and 2016 were calculated as follows (in thousands, except per share data):

	Three Months Ended April 30, 2017
	Net Income	Weighted Average Shares	Per Share
Basic earnings per common share	$1,462	34,146	$0.04
Effect of dilutive securities:
Stock options	—	440
Restricted stock awards	—	121
Performance shares	—	62
Diluted earnings per common share	$1,462	34,769	$0.04

	Three Months Ended April 30, 2016
	Net Income	Weighted Average Shares	Per Share
Basic earnings per common share	$3,935	33,873	$0.12
Effect of dilutive securities:
Stock options	—	317
Restricted stock awards	—	191
Performance shares		68
Diluted earnings per common share	$3,935	34,449	$0.11
Basic and diluted loss per share was $0.07 and $0.10 for the six months ended April 30, 2017 and 2016, respectively. The computation of diluted earnings per share excludes outstanding stock options and other common stock equivalents when their inclusion would be anti-dilutive. This is always the case when an entity incurs a net loss. During the six-month periods ended April 30, 2017 and 2016, 426,572 and 371,934 shares of common stock equivalents, respectively, and 121,023 and 175,251 shares of restricted stock, respectively, were excluded from the computation of diluted earnings per share. In addition, 61,800 and 67,550 potentially dilutive contingent shares related to performance share awards for the six-month periods ended April 30, 2017 and 2016, respectively, were excluded.
We had common stock equivalents that were potentially dilutive in future earnings per share calculations of 760,712 and 924,412 for the three-month periods ended April 30, 2017 and 2016, respectively, and 1,025,007 and 822,572 for the six-month periods ended April 30, 2017 and 2016, respectively. Such dilution will be dependent on the excess of the market price of our stock over the exercise price and other components of the treasury stock method.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
In June 2014, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period.  This amendment requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition that affects vesting or as a nonvesting condition that affects the grant-date fair value of an award, and provides explicit guidance for those awards. Our performance share award recipients could retire before the shares vest. In that circumstance we would treat this as a performance condition that affects vesting. This guidance became effective for fiscal years beginning on or after December 15, 2015.  We adopted this guidance as of November 1, 2016 with no impact on our consolidated financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes as of April 30, 2017, and for the three and six-month periods ended April 30, 2017 and 2016, included elsewhere herein. For additional information pertaining to our business, including risk factors which should be considered before investing in our common stock, refer to our Annual Report on Form 10-K for the fiscal year ended October 31, 2016.
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
In an effort to focus on protecting margins and improving cash flows, we recently announced a strategy to stop manufacturing $65.0 million to $85.0 million of business, thereby reducing our sales volume with certain low-margin customers. This decrease in sales volume has impacted our operating results with regard to our United States vinyl business and Woodcraft for the six months ended April 30, 2017. We have taken appropriate actions to rationalize capacity by closing two United States vinyl plants and one cabinet door plant in recent months.
In conjunction with these plant closures and other cost savings measures, we incurred restructuring charges during the three and six months ended April 30, 2017 of $0.9 million and $1.5 million, respectively, at the United States vinyl business and $0.2 million and $0.7 million, respectively, at Woodcraft, and expect to incur other charges during fiscal 2017, as further described at Note 1, "Nature of Operations and Basis of Presentation - Restructuring," to the accompanying unaudited condensed consolidated financial statements contained elsewhere herein.

Market Overview and Outlook
We believe the primary drivers of our operating results continue to be North American new home construction and residential remodeling and replacement ("R&R") activity. We believe that housing starts and window shipments are indicators of activity levels in the homebuilding and window industries, and we use this data, as published by or derived from third-party sources, to evaluate the market. We have historically evaluated the market using data from the National Association of Homebuilders ("NAHB") with regard to housing starts, and published reports by Ducker Worldwide, LLC ("Ducker"), a consulting and research firm, with regard to window shipments in the United States. To assess the housing market in the United Kingdom, we use published reports by D&G Consulting, a consulting and research firm. We obtain market data from Freedonia Group and Catalina Research, each a consulting and research firm, for insight into the United States residential wood cabinet demand.
Reports and forecasts from these sources indicate continued growth in the markets we serve. The NAHB has forecasted calendar-year housing starts (excluding manufactured units) to increase from 1.2 million units in 2016 and 2017 to 1.3 million units in 2018, reflecting increasing consumer confidence and a healthier economy. Ducker indicated that window shipments in the R&R market are expected to increase as per the following forecast: 2016 - 27.6 million units, 2017 - 28.4 million units, 2018 - 29.1 million units, and 2019 - 29.7 million units. These 2% - 3% annual growth projections exceed actual growth in R&R window shipments during the prior year. Derived from reports published by Ducker, the overall growth in window shipments for the trailing twelve-month period ended March 31, 2017 was 2.1%. During this period, growth in new construction increased 3.5%, while growth in R&R activity increased 1.1%. Growth in new construction continues to outpace the growth in R&R. D&G Consulting forecasts an increase in private housing in the United Kingdom through 2018, with a decline in public housing during this period, which should benefit HLP's primary customers. The Freedonia Group, which publishes cabinet growth data in 3-year intervals, projects residential cabinet demand in the U.S. to grow at 6.9% annually through 2019, while more recent projections from Catalina Research estimate a 7.4% annual growth rate through 2022 for U.S. residential cabinet demand.
We utilize several commodities in our business for which pricing can fluctuate, including polyvinyl resin (PVC), petroleum products, aluminum and wood. For the majority of our customers and critical suppliers, we have price adjusters in place which effectively share the base pass-through price changes for our primary commodities with our customers commensurate with the market at large. Our long-term exposure to these price fluctuations is somewhat mitigated due to the contractual component of the adjuster program. However, these adjusters are not in place with all customers, and there is a level of exposure to such volatility due to the lag associated with the timing of price updates in accordance with our customer agreements.
Results of Operations
Three Months Ended April 30, 2017 Compared to Three Months Ended April 30, 2016

	Three Months Ended April 30,
	2017	2016	Change $	% Variance
	(Dollars in millions)
Net sales	$209.1	$229.5	$(20.4)	(9)%
Cost of sales (excluding depreciation and amortization)	162.1	176.5	(14.4)	8%
Selling, general and administrative	26.9	28.6	(1.7)	6%
Restructuring charges	1.1	—	1.1	(100)%
Depreciation and amortization	14.4	13.8	0.6	(4)%
Operating income	$4.6	$10.6	$(6.0)	(57)%
Interest expense	(2.4)	(5.7)	3.3	58%
Other, net	(0.1)	0.8	(0.9)	(113)%
Income tax expense	(0.6)	(1.8)	1.2	67%
Net income	$1.5	$3.9	$(2.4)	(62)%
Our period-over-period results by reportable segment follow.

Changes Related to Operating Income (Loss) by Reportable Segment:
NA Engineered Components

	Three Months Ended April 30,
	2017	2016	$ Change	% Variance
	(Dollars in millions)
Net sales	$116.4	$134.5	$(18.1)	(13)%
Cost of sales (excluding depreciation and amortization)	88.4	101.2	(12.8)	13%
Selling, general and administrative	13.5	16.4	(2.9)	18%
Restructuring charges	0.9	—	0.9	(100)%
Depreciation and amortization	8.7	7.2	1.5	(21)%
Operating income	$4.9	$9.7	$(4.8)	(49)%
Operating income margin	4%	7%
Net Sales. Net sales decreased $18.1 million, or 13%, for the three months ended April 30, 2017 compared to the same period in 2016. On a year-over-year basis, we experienced a $19.9 million decrease in sales attributable to volume, partially offset by an increase of $1.5 million related to surcharges for commodities, particularly resin used in our vinyl business, and an increase of $0.3 million attributable to price. The overall decrease in volume was anticipated with regard to our previously-announced plan to shed low-margin business associated with our United States vinyl business, partially offset by volume increases from new customers. The decrease in revenue associated with reduced volume is significantly offset by decreases in the cost of the raw materials used in our manufacturing process, resulting in less impact on operating margins. Management continues to realign the cost structure in light of the anticipated volume reduction.
Cost of Sales. The cost of sales decreased $12.8 million, or 13%, when comparing the three months ended April 30, 2017 to the same period in 2016. Corresponding with the net sales discussion above, cost of sales was impacted by changes in sales volume and product mix resulting in lower material and labor costs year-over-year, as well as lower repair and maintenance costs and freight, partially offset by normal wage inflation and higher health insurance costs.
Selling, General and Administrative. Our selling, general and administrative expenses decreased $2.9 million, or 18% when comparing the three months ended April 30, 2017 to the same period in 2016. This decrease was due to lower salaries and wages due to headcount reductions and timing of hires, as well as associated declines in fringe benefits, incentive accruals based on operating results, lower professional fees and reduced sales and marketing costs.
Restructuring Charges. Restructuring charges of $0.9 million primarily include moving costs incurred in conjunction with the announced closure of two vinyl extrusion plants in the United States, and other related costs.
Depreciation and Amortization. Depreciation and amortization expense increased $1.5 million, or 21% when comparing the three-month periods ended April 30, 2017 and 2016. The increase reflects incremental depreciation of $1.4 million associated with a change in estimate effected in October 2016 associated with the remaining service lives of assets involved in restructuring efforts, and accelerated amortization of related intangible assets totaling $0.3 million during the three months ended April 30, 2017. The incremental depreciation expense associated with property, plant and equipment placed into service during the trailing twelve months ended April 30, 2017, was largely offset by the run-off of depreciation expense associated with existing assets and disposals during this period.
EU Engineered Components

	Three Months Ended April 30,
	2017	2016	$ Change	Variance %
	(Dollars in millions)
Net sales	$34.2	$37.0	$(2.8)	(8)%
Cost of sales (excluding depreciation and amortization)	23.8	25.5	(1.7)	7%
Selling, general and administrative	5.2	5.9	(0.7)	12%
Depreciation and amortization	2.3	2.4	(0.1)	4%
Operating income	$2.9	$3.2	$(0.3)	(9)%
Operating income margin	8%	9%

Net Sales. Net sales decreased $2.8 million, or 8%, when comparing the three months ended April 30, 2017 to the same period in 2016. This decrease is entirely attributable to a $4.1 million negative impact associated with changes in foreign exchange rates primarily associated with the devaluation of the British Pound Sterling relative to the United States dollar. Partially offsetting this decrease was favorable volume and price which contributed to increased sales of $1.2 million and $0.3 million, respectively, in 2017 compared to 2016.
Cost of Sales. The cost of sales decreased $1.7 million, or 7%, for the three months ended April 30, 2017 compared to the same period in 2016. Similar to the discussion above, cost of sales was impacted by foreign exchange movement, which offset an increase due to higher volume, resulting in slightly lower margins when comparing 2017 to 2016.
Selling, General and Administrative. Our selling, general and administrative expense decreased $0.7 million, for the three months ended April 30, 2017 compared to the same period in 2016. The decrease was primarily attributable to the effects of foreign currency.
Depreciation and Amortization. Depreciation and amortization expense decreased $0.1 million, for the three months ended April 30, 2017 compared to the same period in 2016. The decrease was primarily attributable to the effect of changes in foreign exchange rates, partially offset by the incremental depreciation and amortization expense associated with property, plant and equipment placed into service during the trailing twelve months ended April 30, 2017 which included a $16.6 million new warehouse facility under capital lease placed in service in February 2017.
NA Cabinet Components

	Three Months Ended April 30,
	2017	2016	$ Change	Variance %
	(Dollars in millions)
Net sales	$59.1	$59.6	$(0.5)	(1)%
Cost of sales (excluding depreciation and amortization)	50.2	50.8	(0.6)	1%
Selling, general and administrative	4.4	4.3	0.1	(2)%
Restructuring charges	0.2	—	0.2	(100)%
Depreciation and amortization	3.3	4.1	(0.8)	20%
Operating income	$1.0	$0.4	$0.6	150%
Operating income margin	2%	1%
Net Sales. Net sales decreased $0.5 million, or 1%, for the three months ended April 30, 2017 compared to the same period in 2016. On a year-over-year basis, we experienced a $0.5 million decrease in sales attributable to volume and a decrease of $0.6 million in revenues associated with raw materials surcharges, which was offset by an increase in price of $0.6 million. Of the net decrease in volume, $2.1 million related to lower-margin business pursuant to our previously-announced plan to shed less profitable business which was substantially replaced by new volume.
Cost of Sales. The cost of sales decreased $0.6 million, or 1%, for the three months ended April 30, 2017 compared with the same period in 2016. This decrease correlates with the decrease in sales as discussed above. Overall, the change in the cost of sales reflects changes in volume and product mix with some labor inflation.
Selling, General and Administrative. Our selling, general and administrative expense increased $0.1 million for the three months ended April 30, 2017 compared to the same period in 2016. This slight increase relates primarily to severance and fringe benefit costs.
Restructuring Charges. Restructuring charges of $0.2 million represent equipment moving and other related costs associated with the Mexican plant closure effected in October 2016.
Depreciation and Amortization. Depreciation and amortization expense decreased $0.8 million for the three months ended April 30, 2017 compared with the same period in 2016. This decrease reflects the run-off of depreciation associated with certain assets given a short useful life as part of the purchase accounting recorded during 2016. These assets were fully depreciated prior to 2017. Partially offsetting this decrease is incremental depreciation and amortization expense associated with property, plant and equipment placed into service during the trailing twelve months ended April 30, 2017, and normal run-off of depreciation expense associated with other existing assets and disposals during this period.

Unallocated Corporate & Other

	Three Months Ended April 30,
	2017	2016	$ Change	Variance %
	(Dollars in millions)
Net sales	$(0.6)	$(1.6)	$1.0	63%
Cost of sales (excluding depreciation and amortization)	(0.3)	(1.0)	0.7	70%
Selling, general and administrative	3.8	2.0	1.8	(90)%
Depreciation and amortization	0.1	0.1	—	—%
Operating loss	$(4.2)	$(2.7)	$(1.5)	(56)%
Net Sales. Net sales for Unallocated Corporate & Other represents the elimination of inter-segment sales for the three-month periods ended April 30, 2017 and 2016. The change between periods reflects the amount of inter-segment sales (between NA Engineered Components and EU Engineered Components).
Cost of Sales. Cost of sales for Unallocated Corporate & Other consists of the elimination of inter-segment sales, profit in inventory, LIFO reserve adjustments and other costs. For the three months ended April 30, 2017 and 2016, the change of $0.7 million was primarily related to the elimination of inter-segment sales and the profit in inventory elimination.
Selling, General and Administrative. Our selling, general and administrative expenses increased $1.8 million for the three months ended April 30, 2017 compared to the same period in 2016, primarily due to an increase in professional fees and salary expense including severance costs, partially offset by a decrease in stock-based compensation and long-term incentive expense. The increase in professional fees in 2017 includes legal costs associated with a claim of alleged defect in a commercial sealant product manufactured in the 2000s and a settlement amount totaling $0.5 million, as described in Note 9, "Contingencies," to the accompanying unaudited condensed consolidated financial statements contained elsewhere herein. The decrease in stock-based compensation is attributable to the timing of grants to individuals who are retirement-eligible, resulting in an immediate charge to period costs upon grant in November 2016, with relatively less expense recognized ratably over the vesting term as in prior year.
Depreciation and Amortization. Depreciation and amortization expense remained flat for the three months ended April 30, 2017 compared to the same period in 2016. Relatively few new assets were placed in service at corporate during the trailing twelve months ended April 30, 2017.
Changes related to Non-Operating Items:
Interest Expense. Interest expense decreased $3.3 million for the three months ended April 30, 2017 compared to the same period in 2016. This decrease is primarily due to more favorable interest rates associated with the refinancing and replacement of our then-existing credit facility on July 29, 2016 with a Term Loan A and a traditional revolving credit facility and a lower average outstanding debt balance at April 30, 2017 compared to April 30, 2016.
Other, net. We recorded a loss of $0.1 million related to other, net for the three months ended April 30, 2017 compared to a gain of $0.8 million for the same period in 2016, primarily due to net foreign exchange transaction gains and losses.
Income Taxes. We recorded income tax expense of $0.6 million for the three months ended April 30, 2017, an effective rate of 30.3%, and income tax expense of $1.8 million for the three months ended April 30, 2016, an effective rate of 31.8%. The difference in the effective rates between these periods reflects an increase in the manufacturer’s deduction and a decrease in the permanent items in the current year.

Six Months Ended April 30, 2017 Compared to Six Months Ended April 30, 2016

	Six Months Ended April 30,
	2017	2016	Change $	% Variance
	(Dollars in millions)
Net sales	$404.2	$430.9	$(26.7)	(6)%
Cost of sales (excluding depreciation and amortization)	317.1	335.8	(18.7)	6%
Selling, general and administrative	54.3	59.9	(5.6)	9%
Restructuring charges	2.2	—	2.2	(100)%
Depreciation and amortization	29.8	26.8	3.0	(11)%
Operating income	$0.8	$8.4	$(7.6)	(90)%
Interest expense	(4.6)	(12.1)	7.5	62%
Other, net	0.5	(1.5)	2.0	133%
Income tax benefit	1.0	1.9	(0.9)	(47)%
Net loss	$(2.3)	$(3.3)	$1.0	30%
Our period-over-period results by reportable segment follow.

Changes Related to Operating Income (Loss) by Reportable Segment:
NA Engineered Components

	Six Months Ended April 30,
	2017	2016	$ Change	% Variance
	(Dollars in millions)
Net sales	$227.4	$255.6	$(28.2)	(11)%
Cost of sales (excluding depreciation and amortization)	174.8	194.9	(20.1)	10%
Selling, general and administrative	27.2	30.9	(3.7)	12%
Restructuring charges	1.5	—	1.5	(100)%
Depreciation and amortization	18.7	14.5	4.2	(29)%
Operating income	$5.2	$15.3	$(10.1)	(66)%
Operating income margin	2%	6%
Net Sales. Net sales decreased $28.2 million, or 11%, for the six months ended April 30, 2017 compared to the same period in 2016. On a year-over-year basis, we experienced a $30.5 million decrease in sales attributable to volume, an increase of $2.1 million related to surcharges for commodities used in our business, primarily resin, and an increase of $0.3 million attributable to price. The overall decrease in volume was anticipated with regard to our previously-announced plan to shed low-margin business associated with our United States vinyl business. The decrease in revenue associated with reduced volume is significantly offset by decreases in the cost of the raw materials used in our manufacturing process, resulting in less impact on operating margins. Management continues to realign the cost structure in light of the anticipated volume reduction.
Cost of Sales. The cost of sales decreased $20.1 million, or 10%, when comparing the six months ended April 30, 2017 to the same period in 2016. Corresponding with the net sales discussion above, cost of sales was impacted by changes in sales volume and product mix resulting in lower material and labor costs year-over-year, as well as lower repair and maintenance costs, lower freight and some fixed-cost savings associated with restructuring efforts, partially offset by normal wage inflation and higher health insurance costs.
Selling, General and Administrative. Our selling, general and administrative expenses decreased $3.7 million, or 12% when comparing the six months ended April 30, 2017 to the same period in 2016. This decrease was primarily due to cost savings experienced at our vinyl business as a result of restructuring and headcount reductions, lower sales and marketing costs, lower incentive accruals based on operating results, and lower professional fees, partially offset by a decrease in net gain on the sale of fixed assets, as the prior year results included a gain totaling $0.4 million with no similar benefit in 2017.
Restructuring Charges. Restructuring charges of $1.5 million represent equipment and inventory moving costs incurred in conjunction with the announced closure of two vinyl extrusion plants in the United States, and other related costs including lease expense and employee-related benefits and costs.
Depreciation and Amortization. Depreciation and amortization expense increased $4.2 million, or 29% when comparing the six-month periods ended April 30, 2017 and 2016. The increase reflects incremental depreciation of $3.0 million associated with a change in estimate effected in October 2016 associated with the remaining service lives of assets involved in restructuring efforts, and accelerated amortization of related intangible assets totaling $1.3 million during the six months ended April 30, 2017. In addition, the incremental depreciation expense associated with property, plant and equipment placed into service during the trailing twelve months ended April 30, 2017, was largely offset by the run-off of depreciation expense associated with existing assets and disposals during this period.

EU Engineered Components

	Six Months Ended April 30,
	2017	2016	$ Change	Variance %
	(Dollars in millions)
Net sales	$65.8	$70.0	$(4.2)	(6)%
Cost of sales (excluding depreciation and amortization)	46.3	49.2	(2.9)	6%
Selling, general and administrative	10.0	11.5	(1.5)	13%
Depreciation and amortization	4.4	4.8	(0.4)	8%
Operating income	$5.1	$4.5	$0.6	13%
Operating income margin	8%	6%
Net Sales. Net sales decreased $4.2 million, or 6%, when comparing the six months ended April 30, 2017 to the same period in 2016. This decrease is entirely attributable to a $9.1 million negative impact associated with changes in foreign exchange rates. Excluding the foreign exchange impact, revenue increased $4.8 million attributable to volume, with no change attributable to price.
Cost of Sales. The cost of sales decreased $2.9 million, or 6%, for the six months ended April 30, 2017 compared to the same period in 2016. Similar to the discussion above, cost of sales was impacted by foreign exchange movement, which offset an increase due to higher volume. Margins remained flat year over year.
Selling, General and Administrative. Our selling, general and administrative expense decreased $1.5 million or 13%, for the six months ended April 30, 2017 compared to the same period in 2016. The decrease was primarily attributable to the effects of foreign currency as well as lower trade show and marketing costs and some fixed cost savings.
Depreciation and Amortization. Depreciation and amortization expense decreased $0.4 million or 8%, for the six months ended April 30, 2017 compared to the same period in 2016. The decrease was primarily attributable to the effect of changes in foreign exchange rates, somewhat offset by incremental depreciation and amortization expense associated with property, plant and equipment placed into service during the trailing twelve months ended April 30, 2017 which exceeded the run-off of depreciation expense associated with existing assets and disposals during this period.
NA Cabinet Components

	Six Months Ended April 30,
	2017	2016	$ Change	Variance %
	(Dollars in millions)
Net sales	$112.1	$108.1	$4.0	4%
Cost of sales (excluding depreciation and amortization)	96.5	93.3	3.2	(3)%
Selling, general and administrative	8.5	8.4	0.1	(1)%
Restructuring charges	0.7	—	0.7	(100)%
Depreciation and amortization	6.4	7.3	(0.9)	12%
Operating loss	$—	$(0.9)	$0.9	100%
Operating loss margin	—%	(1)%
Net Sales. Net sales increased $4.0 million, or 4%, for the six months ended April 30, 2017 compared to the same period in 2016. On a year-over-year basis, we experienced a $3.6 million increase in sales attributable to higher volume and an increase of $0.8 million associated with pricing, partially offset by a decrease in raw material surcharge revenue of $0.6 million. The increase in volume is net of a $3.5 million decrease in volume related to lower-margin business pursuant to our previously-announced plan to shed less profitable business, replaced in large part by new volume from spot sales.
Cost of Sales. The cost of sales increased $3.2 million, or 3%, for the six months ended April 30, 2017 compared with the same period in 2016. This increase correlates with the increase in sales as discussed above. However, margins were negatively impacted as the results for the six months ended April 30, 2016 include a charge of $2.3 million related to purchase accounting (step-up and turn of inventory acquired), which did not recur in 2017. Excluding this item, cost of sales increased $5.5 million, or 6%. Margins in 2017 were negatively impacted by some labor inefficiency, higher health insurance and benefit costs, unfavorable material usage and inventory reserves. Overall, cost of sales reflects changes in sales volume and product mix.
Selling, General and Administrative. Our selling, general and administrative expense increased $0.1 million for the six months ended April 30, 2017 compared to the same period in 2016 due primarily to a slight increase in severance costs.

Restructuring Charges. Restructuring charges of $0.7 million represent equipment moving and other related costs associated with the Mexican plant closure effected in October 2016.
Depreciation and Amortization. Depreciation and amortization expense decreased $0.9 million for the six months ended April 30, 2017 compared with the same period in 2016. The decrease reflects the run-off of depreciation associated with certain assets given a short useful life as part of the purchase accounting recorded during 2016 and the expense true-up resulting from the valuation. These assets were fully depreciated prior to 2017. The incremental depreciation and amortization expense associated with property, plant and equipment placed into service during the trailing twelve months ended April 30, 2017, was offset by the run-off of depreciation expense associated with existing assets and disposals during this period.
Unallocated Corporate & Other

	Six Months Ended April 30,
	2017	2016	$ Change	Variance %
	(Dollars in millions)
Net sales	$(1.1)	$(2.8)	$1.7	61%
Cost of sales (excluding depreciation and amortization)	(0.5)	(1.6)	$1.1	69%
Selling, general and administrative	8.6	9.1	$(0.5)	5%
Depreciation and amortization	0.3	0.2	$0.1	(50)%
Operating loss	$(9.5)	$(10.5)	$1.0	10%
Net Sales. Net sales for Unallocated Corporate & Other represents the elimination of inter-segment sales for the six-month periods ended April 30, 2017 and 2016. The change between periods reflects the amount of inter-segment sales (between NA Engineered Components and EU Engineered Components).
Cost of Sales. Cost of sales for Unallocated Corporate & Other consists of the elimination of inter-segment sales, profit in inventory, LIFO reserve adjustments and other costs. For the six months ended April 30, 2017 and 2016, the change of $1.1 million was primarily related to the elimination of inter-segment sales and the profit in inventory elimination.
Selling, General and Administrative. Our selling, general and administrative expenses decreased $0.5 million for the six months ended April 30, 2017 compared to the same period in 2016. Costs allocated to the operating segments declined $0.2 million, resulting in an overall decrease of $0.7 million between periods. This decrease was largely related to a net $4.6 million decrease in transaction costs as the 2016 results included costs for the Woodcraft acquisition, substantially offset by an increase in professional fees in 2017, primarily legal costs incurred with regard to defense of an alleged product defect claim including a $0.5 million settlement, as described in Note 9, "Contingencies," to the accompanying unaudited condensed consolidated financial statements contained elsewhere herein. We also experienced higher salary and fringe benefit expense in 2017 due to severance costs and health insurance costs.
Depreciation and Amortization. Depreciation and amortization expense increased $0.1 million for the six months ended April 30, 2017 compared to the same period in 2016 associated with assets placed into service during the twelve months ended April 30, 2017.
Changes related to Non-Operating Items:
Interest Expense. Interest expense decreased $7.5 million for the six months ended April 30, 2017 compared to the same period in 2016. This decrease is primarily due to more favorable interest rates associated with the refinancing and replacement of our then-existing credit facility on July 29, 2016 with a Term Loan A and a traditional revolving credit facility and a lower average outstanding debt balance at April 30, 2017 compared to April 30, 2016. The weighted average interest rate for borrowings outstanding for the six months ended April 30, 2017 was 2.76% compared with 6.09% for the six months ended April 30, 2016.
Other, net. We recorded a gain of $0.5 million related to other, net for the six months ended April 30, 2017 compared to a loss of $1.5 million for the same period in 2016, primarily due to net foreign exchange transaction gains and losses.
Income Taxes. We recorded an income tax benefit of $1.0 million for the six months ended April 30, 2017, an effective rate of 30.1%, and an income tax benefit of $1.9 million for the six months ended April 30, 2016, an effective rate of 36.5%. The 2016 effective rate was impacted by an additional discrete benefit item for the R&D credit which was made permanent in December 2015.  Excluding this item, the effective tax rate would have been 32.3%.  The remaining difference in the effective rates between these periods reflects an increase in the manufacturer’s deduction and a decrease in permanent items in the current year.

Liquidity and Capital Resources
Overview
Historically, our principal sources of funds have been cash on hand, cash flow from operations, and borrowings under our credit facilities.
We maintain a $450.0 million credit agreement comprised of a $150.0 million Term Loan A and a $300.0 million revolving credit facility (collectively, the “Credit Agreement”). The Credit Agreement matures in 2021 (5-year term) and requires interest payments calculated, at our election and depending upon our Consolidated Leverage Ratio, at either a Base Rate plus an applicable margin (0.50% to 1.25%) or the LIBOR Rate plus an applicable margin (1.50% to 2.25%). The applicable rate during the six months ended April 30, 2017 was LIBOR + 2.00%. In addition to the Consolidated Leverage Ratio covenant, we are required to meet a Consolidated Fixed Charge Coverage Ratio covenant, and there are limitations on certain transactions including our ability to incur indebtedness, incur liens, dispose of material assets, acquire businesses, make restricted payments and pay dividends (limited to $10.0 million per year). We are amortizing deferred financing fees of $2.4 million straight-line over the term of the facility.
As of April 30, 2017, we had $14.5 million of cash and equivalents, $269.4 million outstanding under the Credit Agreement, $5.8 million of outstanding letters of credit and $19.7 million outstanding under capital leases and other debt vehicles. We had $169.2 million available for use under the Credit Agreement at April 30, 2017.
Analysis of Cash Flow
The following table summarizes our cash flow results for the six months ended April 30, 2017 and 2016:

	Six Months Ended
	April 30,
	2017	2016
	(In millions)
Cash provided by operating activities	$15.7	$24.6
Cash used for investing activities	$(25.5)	$(262.4)
Cash (used for) provided by financing activities	$(1.0)	$243.5
Operating Activities. Cash provided by operating activities for the six-month period ended April 30, 2017 decreased by approximately $8.9 million compared to the six-month period ended April 30, 2016. Our cash receipts and cash payments decreased with the overall decline in volume sold, but cash collections were favorable, due in part to the collection of an income tax receivable. Cash payments were impacted by the timing of capital expenditures, inventory purchases and payroll cut-offs. In addition, the 2016 cash receipts included a $2.2 million receipt pursuant to a bank error which was subsequently repaid, thereby inflating the prior year cash flow from operations result. Working capital was $91.3 million, $89.8 million and $119.4 million at April 30, 2017, October 31, 2016 and April 30, 2016, respectively.
Investing Activities. Cash used for investing activities decreased $236.9 million when comparing the six months ended April 30, 2017 to the same period in 2016. In 2017, we paid $8.5 million related to the HLP acquisition earn-out compared to $245.9 million to purchase Woodcraft in 2016. We invested $0.1 million more in capital expenditures for the six months ended April 30, 2017 compared to the same period in 2016, and received $0.3 million less in proceeds from the sale of capital assets during the corresponding period.
Financing Activities. Cash used for financing activities was $1.0 million for the six months ended April 30, 2017, primarily attributable to dividends paid to our shareholders of $2.7 million, partially offset by $1.7 million of proceeds received from stock option exercises. For the six months ended April 30, 2016, cash provided by financing activities was $243.5 million, primarily attributed to net borrowings of $251.9 million and $3.0 million of proceeds received from stock option exercises, partially offset by debt issuance cost of $8.7 million and dividends paid to our shareholders totaling $2.7 million.

Liquidity Requirements
Our strategy for deploying cash is to invest in organic growth opportunities, develop our infrastructure and make strategic acquisitions. Other uses of cash have included paying cash dividends to our shareholders, opportunistically repurchasing our common stock (to the extent authorized through an established program by our Board of Directors) and servicing our debt commitments. We have historically invested cash and cash equivalents in commercial paper with terms of three months or less. Our investments are diversified across multiple institutions that we believe are financially sound. To the extent we have excess cash which has not been applied to reduce our outstanding borrowings under our credit facilities, we intend to remain in commercial paper, highly rated money market funds, financial institutions and treasuries following a prudent investment philosophy. From time to time, to prepare for potential disruption in the money markets, we may temporarily move funds into operating bank accounts of highly-rated financial institutions to meet on-going operational liquidity requirements. We did not experience any material losses on our cash and marketable securities investments during the six-month periods ended April 30, 2017 and 2016. We maintain cash balances in foreign countries which total $8.5 million as of April 30, 2017. We do not intend to repatriate earnings of our foreign subsidiaries. However, we capitalized HLP with funds on hand and borrowings under our prior credit facility. We anticipate that we will utilize cash flow from HLP to fund the operation in the United Kingdom, and to repay a note arrangement implemented as part of the capitalization of the acquisition.

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
For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended October 31, 2016. Our critical accounting policies and estimates have not changed materially during the six months ended April 30, 2017.
New Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standards setting bodies that we adopt as of the specified effective date. Unless otherwise discussed, we believe the impact of any recently issued standards that are not yet effective are either not applicable to us at this time or will not have a material impact on our consolidated financial statements upon adoption. During the six months ended April 30, 2017, we adopted several accounting standards with no impact to our financial statements. See Note 16, "New Accounting Guidance Adopted," to the accompanying unaudited condensed consolidated financial statements contained elsewhere herein, for further details.
In December 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. This ASU is an update to ASU 2014-09, Revenue from Contracts with Customers. This update does not change the core revenue recognition principles included within ASU 2014-09, but rather provides technical corrections and improvements to guidance previously issued. We anticipate adopting ASU 2016-20 concurrently with ASU 2014-09 in fiscal 2019 and are currently evaluating the impact on our consolidated financial statements.
In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This update provides explicit guidance on how to present the service cost component and other components of net benefit cost in the income statement and allows only the service cost component of net benefit cost to be eligible for capitalization. The amendments in this update are effective for annual periods beginning after December 15, 2017. We anticipate adopting ASU 2017-07 in fiscal 2018 and are currently evaluating the impact on our consolidated financial statements.
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
Interest Rate Risk
Our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Based upon the balances of the variable rate debt at April 30, 2017, a hypothetical 1.0% increase or decrease in interest rates could result in approximately $2.7 million of additional pretax charges or credit to our operating results per year. This sensitivity is impacted by the amount of borrowings under our credit facilities, and amounts outstanding under finance leases at HLP.
Foreign Currency Rate Risk
Our international operations have exposure to foreign currency rate risks, primarily due to fluctuations in the Euro, the British pound sterling and the Canadian dollar. From time to time, we enter into foreign exchange contracts associated with our operations to manage a portion of the foreign currency rate risk.
The notional and fair market values of these positions at April 30, 2017 and October 31, 2016, were as follows (in thousands):

		Notional as indicated		Fair Value in $
		April 30, 2017	October 31, 2016	April 30, 2017	October 31, 2016
Foreign currency derivatives:
Sell EUR, buy USD	EUR	$3,584	$5,251	$13	$(79)
Sell CAD, buy USD	CAD	185	186	1	1
Sell GBP, buy USD	GBP	168	187	(2)	(1)
Buy EUR, sell GBP	EUR	78	130	—	1
Buy USD, sell EUR	USD	4	1	(1)	—
Buy GBP, sell EUR	GBP	3	—	—	—
At April 30, 2017 and October 31, 2016, we held foreign currency derivative contracts hedging cross-border intercompany and commercial activity for our insulating glass spacer business. Although these derivatives hedge our exposure to fluctuations in foreign currency rates, we do not apply hedge accounting and therefore, the change in the fair value of these foreign currency derivatives is recorded directly to other income and expense in the accompanying condensed consolidated statements of income (loss). To the extent the gain or loss on the derivative instrument offsets the gain or loss from the remeasurement of the underlying foreign currency balance, changes in exchange rates should have no effect. See Note 10, "Derivative Instruments," to the accompanying unaudited condensed consolidated financial statements contained elsewhere herein.
We currently have an unhedged foreign currency position associated with the debt borrowed to facilitate the HLP acquisition. We are evaluating our options with regard to hedging our exposure. For the three and six months ended April 30, 2017 and 2016, we recorded unrealized gains of $0.3 million and $0.6 million, respectively, and an unrealized gain of $0.5 million and an unrealized loss of $1.5 million, respectively, associated with this foreign currency exposure.
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

We also charge certain customers a surcharge related to petroleum-based raw materials. The surcharge is intended to offset the rising cost of products which are highly correlated to the price of oil including butyl and other oil-based raw materials. The surcharge is in place with the majority of our customers who purchase these products and is adjusted monthly based upon the 90-day average published price for Brent crude. The oil-based raw materials that we purchase are subject to similar pricing schemes. As such, our long-term exposure to changes in oil-based raw material prices is significantly reduced under this surcharge program.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("1934 Act") as of April 30, 2017. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2017, the disclosure controls and procedures are effective.
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

QUANEX BUILDING PRODUCTS CORPORATION

Date:	May 31, 2017	/s/ Brent L. Korb
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

10.1
Amended and Restated Employee Stock Purchase Plan, as amended and restated effective April 1, 2017, filed as Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A for its 2017 Annual Meeting of Stockholders (Reg. No 001-33919), as filed with the Securities and Exchange Commission on January 31, 2017, and incorporated herein by reference.

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