Form 10-Q
period 2017-07-31
Quanex Building Products CORP
filed 2017-09-07
CIK 1423221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________
FORM 10-Q
 ________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2017
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 5, 2017
Common Stock, par value $0.01 per share	34,741,716

QUANEX BUILDING PRODUCTS CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 31, 2017	October 31, 2016
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$15,791	$25,526
Accounts receivable, net of allowance for doubtful accounts of $404 and $251	78,046	83,625
Inventories, net (Note 3)	94,373	84,335
Prepaid and other current assets	8,119	10,488
Total current assets	196,329	203,974
Property, plant and equipment, net of accumulated depreciation of $259,709 and $245,128	214,829	198,497
Goodwill (Note 4)	222,153	217,035
Intangible assets, net (Note 4)	143,702	154,180
Other assets	8,046	6,667
Total assets	$785,059	$780,353
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$45,709	$47,781
Accrued liabilities	35,476	55,101
Income taxes payable (Note 8)	2,133	732
Current maturities of long-term debt (Note 5)	26,364	10,520
Total current liabilities	109,682	114,134
Long-term debt (Note 5)	238,033	259,011
Deferred pension and postretirement benefits (Note 6)	10,704	8,167
Deferred income taxes (Note 8)	18,509	18,322
Other liabilities	15,460	12,888
Total liabilities	392,388	412,522
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, no par value, shares authorized 1,000,000; issued and outstanding - none	—	—
Common stock, $0.01 par value, shares authorized 125,000,000; issued 37,508,877 and 37,560,249, respectively; outstanding 34,741,716 and 34,220,496, respectively	375	376
Additional paid-in-capital	256,170	254,540
Retained earnings	216,553	214,047
Accumulated other comprehensive loss	(27,491)	(38,765)
Less: Treasury stock at cost, 2,767,161 and 3,339,753 shares, respectively	(52,936)	(62,367)
Total stockholders’ equity	392,671	367,831
Total liabilities and stockholders' equity	$785,059	$780,353
The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2017	2016	2017	2016
	(In thousands, except per share amounts)
Net sales	$229,367	$248,085	$634,406	$679,013
Cost and expenses:
Cost of sales (excluding depreciation and amortization)	176,758	186,631	494,647	522,476
Selling, general and administrative	20,478	28,551	74,839	88,430
Restructuring charges	864	—	3,083	—
Depreciation and amortization	13,915	12,973	43,701	39,759
Operating income	17,352	19,930	18,136	28,348
Non-operating (expense) income:
Interest expense	(2,575)	(22,200)	(7,126)	(34,324)
Other, net	46	(2,523)	572	(4,036)
Income (loss) before income taxes	14,823	(4,793)	11,582	(10,012)
Income tax (expense) benefit	(4,608)	817	(3,631)	2,722
Net income (loss)	$10,215	$(3,976)	$7,951	$(7,290)

Basic income (loss) per common share	$0.30	$(0.12)	$0.23	$(0.22)

Diluted income (loss) per common share:	$0.29	$(0.12)	$0.23	$(0.22)

Weighted-average common shares outstanding:
Basic	34,224	33,916	34,141	33,850
Diluted	34,924	33,916	34,771	33,850

Cash dividends per share	$0.04	$0.04	$0.12	$0.12

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2017	2016	2017	2016
	(In thousands)
Net income (loss)	$10,215	$(3,976)	$7,951	$(7,290)
Other comprehensive income (loss):
Foreign currency translation adjustments gain (loss)	4,698	(12,161)	11,274	(17,883)
Other comprehensive income (loss)	4,698	(12,161)	11,274	(17,883)
Comprehensive income (loss)	$14,913	$(16,137)	$19,225	$(25,173)

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Nine Months Ended
	July 31,
	2017	2016
	(In thousands)
Operating activities:
Net income (loss)	$7,951	$(7,290)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	43,701	39,759
Stock-based compensation	4,305	4,587
Deferred income tax	(1,847)	(6,370)
Excess tax benefit from share-based compensation	(229)	(134)
Noncash charge for deferred loan costs and debt discount	—	15,883
Other, net	1,136	543
Changes in assets and liabilities, net of effects from acquisitions:
Decrease in accounts receivable	6,923	2,035
Increase in inventory	(8,576)	(1,530)
Increase in other current assets	(379)	(1,239)
Decrease in accounts payable	(3,145)	(2,092)
Decrease in accrued liabilities	(12,303)	(2,139)
Increase in income taxes payable	4,349	2,990
Increase in deferred pension and postretirement benefits	2,537	2,485
Increase in other long-term liabilities	1,226	894
Other, net	(389)	676
Cash provided by operating activities	45,260	49,058
Investing activities:
Acquisitions, net of cash acquired	(8,497)	(245,904)
Capital expenditures	(27,098)	(25,938)
Proceeds from disposition of capital assets	1,232	984
Cash used for investing activities	(34,363)	(270,858)
Financing activities:
Borrowings under credit facilities	53,500	632,800
Repayments of credit facility borrowings	(74,125)	(389,000)
Debt issuance costs	—	(11,795)
Repayments of other long-term debt	(2,240)	(1,825)
Common stock dividends paid	(4,127)	(4,101)
Issuance of common stock	6,379	3,368
Excess tax benefit from share-based compensation	229	134
Cash (used for) provided by financing activities	(20,384)	229,581
Effect of exchange rate changes on cash and cash equivalents	(248)	1,277
(Decrease) increase in cash and cash equivalents	(9,735)	9,058
Cash and cash equivalents at beginning of period	25,526	23,125
Cash and cash equivalents at end of period	$15,791	$32,183
The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

Nine Months Ended July 31, 2017	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	(In thousands, no per share amounts shown except in verbiage)
Balance at October 31, 2016	$376	$254,540	$214,047	$(38,765)	$(62,367)	$367,831
Net income	—	—	7,951	—	—	7,951
Foreign currency translation adjustment	—	—	—	11,274	—	11,274
Common dividends ($0.12 per share)	—	—	(4,127)	—	—	(4,127)
Stock-based compensation activity:
Expense related to stock-based compensation	—	4,305	—	—	—	4,305
Stock options exercised	—	(76)	(1,225)	—	7,680	6,379
Tax effect from share-based compensation	—	34	—	—	—	34
Restricted stock awards granted	—	(1,752)	—	—	1,752	—
Other	(1)	(881)	(93)	—	(1)	(976)
Balance at July 31, 2017	$375	$256,170	$216,553	$(27,491)	$(52,936)	$392,671

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
In October 2016, we announced the closure of three operating plants, two related to our United States vinyl operations, and one related to our kitchen and bathroom cabinet door business in Mexico. During the three and nine months ended July 31, 2017 and the year ended October 31, 2016, we expensed $0.9 million, $3.1 million and $0.5 million, respectively, pursuant to these restructuring efforts. Our facility lease obligations were deemed to be at fair market value and we have not yet negotiated exit from our remaining lease obligations. We expect to continue to incur costs related to equipment moves, operating lease expense and other employee related costs associated with these restructuring efforts during fiscal 2017.
In addition, we evaluated the remaining depreciable lives of property, plant and equipment that will be abandoned or otherwise disposed as of the cease-use date of these plants. In October 2016, we recorded a change in estimate associated with the remaining useful lives of these assets which resulted in an increase in depreciation expense of $1.0 million and $3.9 million

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

for the three and nine months ended July 31, 2017, respectively. We continue to evaluate our property, plant and equipment with regard to these restructuring efforts and are determining the best use of this equipment within our business. We do not expect to incur additional accelerated depreciation or gains or losses on asset disposals related to these restructuring efforts. Concurrently, we evaluated the remaining service lives of intangible assets with defined lives associated with our United States vinyl extrusion business and recorded a change in estimate associated with the remaining useful lives of a customer relationship intangible and a utility process intangible asset resulting in an increase in amortization expense of $0.3 million and $1.6 million for the three and nine months ended July 31, 2017, respectively. We expect to incur incremental amortization expense totaling $0.3 million associated with these intangible assets during the remainder of fiscal 2017.
In June 2017, we committed to a plan to close a Woodcraft plant in Lansing, Kansas, which we expect to complete later this year. We expect to incur costs of $0.5 million related to equipment moves and employee costs, and to incur accelerated depreciation associated with this closure of $0.2 million during the remainder of fiscal 2017.
2. Acquisitions
Woodcraft
On November 2, 2015, we completed a merger of QWMS, Inc., a Delaware corporation which was a newly-formed and wholly-owned Quanex subsidiary, and WII Holding, Inc. (WII), a Delaware corporation. Upon satisfaction or waiver of conditions set forth in the merger agreement, QWMS, Inc. merged with and into WII, and WII became our wholly-owned subsidiary, and, as a result, we acquired all the subsidiaries of WII (referred to collectively as Woodcraft). Woodcraft is a manufacturer of cabinet doors and other components to OEMs in the kitchen and bathroom cabinet industry. Woodcraft operates 14 plants within the United States, including two which were transfered from the NA Engineered Components segment during the three months ended July 31, 2017, as well as a location in Lansing, Kansas, which will be closed later this year. We paid $245.9 million in cash, net of cash acquired and including certain holdbacks with regard to potential indemnity claims, and received less than $0.1 million from the sellers as a working capital true-up, resulting in goodwill totaling $113.7 million. We recorded a charge of $0.9 million related to restructuring efforts at Woodcraft for the nine months ended July 31, 2017. See Note 1, "Nature of Operations and Basis of Presentation - Restructuring." We believe this acquisition expanded our business into a new segment of the building products industry, which is experiencing favorable growth and which is less susceptible to the impact of seasonality due to inclement weather.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

basis. The goodwill balance is not deductible for tax purposes. Woodcraft is allocated entirely to our North American Cabinet Components reportable operating segment.
HLP
As more fully described in our Annual Report on Form 10-K for the year ended October 31, 2016, we acquired the outstanding ownership shares of an extruder of vinyl lineal products and manufacturer of other plastic products incorporated and registered in England and Wales ("HLP") on June 15, 2015. The purchase agreement contained an earn-out provision which is calculated as a percentage of earnings before interest, tax and depreciation and amortization for a specified period, as defined in the purchase agreement. Pursuant to this earn-out provision, the former owner could select a base year upon which to calculate the earn-out (one of the next three succeeding twelve-month periods ended July 31). In August 2016, the former owner selected the twelve-month period ended July 31, 2016 as the measurement period for the earn-out calculation. On November 7, 2016, we paid $8.5 million to settle the earn-out, which included a foreign currency adjustment of $0.1 million. We have included this earn-out payment under the caption "Acquisitions, net of cash acquired" in the accompanying cash flow statement for the nine months ending July 31, 2017.
We assumed operating leases associated with the HLP acquisition for which our lessors are entities that were either wholly-owned subsidiaries or affiliates of HLP prior to the acquisition, and in which a former owner, who is now our employee, has an ownership interest. These leases include our primary operating facilities, a finished goods warehouse and a mixing plant. The lease for the manufacturing plant has a 20-year term which began in 2007, the lease for the warehouse has a 15-year term which began in 2012, and the lease for the mixing plant has a 13.5-year term which began in 2013. We have recorded rent expense pursuant to these agreements of approximately $0.3 million and $0.4 million, for the three-month periods ended July 31, 2017 and 2016, respectively, and $0.9 million and $1.1 million, respectively, for the nine-month periods then ended. Commitments under these lease arrangements are included in our operating lease commitments as disclosed in our Annual Report on Form 10-K for the year ended October 31, 2016.
On February 20, 2017, we entered into a capital lease arrangement with the same related party to purchase a new manufacturing facility at HLP. This capital lease resulted in a non-cash increase in property, plant and equipment and a corresponding increase in debt, as more fully described at Note 5, "Debt and Capital Lease Obligations - Other Debt Instruments", included herewith.

3. Inventories
Inventories consisted of the following at July 31, 2017 and October 31, 2016:

	July 31, 2017	October 31, 2016
	(In thousands)
Raw materials	$51,977	$50,584
Finished goods and work in process	44,701	36,886
Supplies and other	2,723	1,859
Total	99,401	89,329
Less: Inventory reserves	5,028	4,994
Inventories, net	$94,373	$84,335
Fixed costs related to excess manufacturing capacity, if any, have been expensed in the period they were incurred and, therefore, are not capitalized into inventory.
Our inventories at July 31, 2017 and October 31, 2016 were valued using the following costing methods:

	July 31, 2017	October 31, 2016
	(In thousands)
LIFO	$4,962	$4,017
FIFO	89,411	80,318
Total	$94,373	$84,335

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

During interim periods, we estimate a LIFO reserve based on our expectations of year-end inventory levels and costs. If our calculations indicate that an adjustment at year-end will be required, we may record a proportionate share of this amount during the period. At year-end, we calculate the actual LIFO reserve and record an adjustment for the difference between the annual calculation and any estimates recognized during the interim periods.  Because the interim projections are subject to many factors beyond our control, the results could differ significantly from the year-end LIFO calculation. We recorded no interim LIFO reserve adjustment for the three- and nine-month periods ended July 31, 2017 and 2016.
For inventories valued under the LIFO method, replacement cost exceeded the LIFO value by approximately $1.1 million at July 31, 2017 and October 31, 2016.
4. Goodwill and Intangible Assets
Goodwill
The change in the carrying amount of goodwill for the nine months ended July 31, 2017 was as follows:

Nine Months Ended
July 31, 2017
(In thousands)
Beginning balance as of November 1, 2016	$217,035
Foreign currency translation adjustment	5,118
Balance as of the end of the period	$222,153
During the fourth fiscal quarter of 2016, we evaluated our goodwill balances for indicators of impairment and performed our annual goodwill impairment test to determine the recoverability of these assets. At our annual testing date, August 31, 2016, we evaluated six reportable units with goodwill balances. The results of this testing is described at Note 1, "Nature of Operations, Basis of Presentation and Significant Accounting Policies - Long-Lived Assets - Goodwill" in our Annual Report on Form 10-K for the year ended October 31, 2016. The fair value of one of these reportable units, which is the sole unit in our NA Cabinet Components operating segment, exceeded its carry value by only 7%. The operating performance of this reportable unit during the nine months ended July 31, 2017 has been below our expectations. Therefore, we have reduced our short-term forecasts for this reportable unit. This change in forecasted results constituted a triggering event which required an evaluation of the related goodwill for impairment. We tested this reportable unit as of July 31, 2017 and determined that the fair value of this unit exceeded its carrying value by approximately 6%. Thus, goodwill was not impaired. We will conduct our annual goodwill testing as of August 31, 2017.
Identifiable Intangible Assets
Amortizable intangible assets consisted of the following as of July 31, 2017 and October 31, 2016:

	July 31, 2017		October 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Customer relationships	$155,029	$45,314	$152,146	$35,693
Trademarks and trade names	56,376	29,002	55,481	26,288
Patents and other technology	22,272	15,659	24,571	16,037
Other	—	—	100	100
Total	$233,677	$89,975	$232,298	$78,118

In October 2016, we recorded a change in estimate with regard to the remaining service lives of certain intangible assets and recorded incremental amortization expense of $0.3 million and $1.6 million for the year ended October 31, 2016 and the nine months ended July 31, 2017, respectively. See additional disclosure at Note 1, "Nature of Operations, Basis of Presentation and Significant Accounting Policies - Restructuring."
For each of the three-month periods ended July 31, 2017 and 2016, we had aggregate amortization expense related to intangible assets of $4.4 million, and for each of the corresponding nine-month periods, we had $14.3 million and $13.0 million of aggregate

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

amortization expense, respectively. In addition, during the nine-month period ended July 31, 2017, we retired $2.4 million of fully amortized intangible assets from which no future benefit is expected.
Estimated remaining amortization expense, assuming current intangible balances and no new acquisitions, for each of the fiscal years ending October 31, is as follows (in thousands):

Estimated Amortization Expense
2017 (remaining three months)	$4,457
2018	16,099
2019	15,311
2020	14,252
2021	12,534
Thereafter	81,049
Total	$143,702

5. Debt and Capital Lease Obligations
Debt consisted of the following at July 31, 2017 and October 31, 2016:

	July 31, 2017	October 31, 2016
	(In thousands)
Revolving Credit Facility	$105,000	$120,000
Term Loan A	142,500	148,125
City of Richmond, Kentucky Industrial Building Revenue Bonds	—	400
Capital lease obligations and other	19,125	3,683
Unamortized deferred financing fees	(2,228)	(2,677)
Total debt	$264,397	$269,531
Less: Current maturities of long-term debt	26,364	10,520
Long-term debt	$238,033	$259,011
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The term loan portion of the Credit Agreement requires quarterly principal payments on the last business day of each fiscal quarter in accordance with a stated repayment schedule. Required aggregate principal repayments total $15.0 million for the succeeding twelve-month period, and are included in the accompanying condensed consolidated balance sheet under the caption “Current Maturities of Long-term Debt.” No stated principal payments are required under the revolving credit portion of the Credit Agreement, except upon maturity. If our Consolidated Leverage Ratio is less than 2.25 to 1.00, then we are required to make mandatory prepayments of “excess cash flow” as defined in the agreement.
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
As of July 31, 2017, we had $247.5 million of borrowings outstanding under the Credit Agreement (reduced by unamortized debt issuance costs of $2.2 million), $5.4 million of outstanding letters of credit and $19.1 million outstanding under capital leases and other debt vehicles. We had $189.6 million available for use under the Credit Agreement at July 31, 2017. These borrowings outstanding under the Credit Agreement accrue interest at 3.23% per annum. Our weighted average borrowing rate for borrowings outstanding during the nine months ended July 31, 2017 and 2016 was 2.87% and 6.10%, respectively. We were in compliance with our debt covenants as of July 31, 2017.
During August 2017, we repaid $10.0 million of borrowings outstanding under our revolving credit facility as of July 31, 2017. Therefore, we have included these borrowings in current maturities of long term debt on the accompanying condensed consolidated balance sheet as of July 31, 2017.
Other Debt Instruments
Historically, we have maintained certain capital lease obligations related to equipment purchases. On February 20, 2017, we entered into a capital lease for warehouse space at HLP with a related-party company that is owned by our employee, the former owner of HLP. This new warehouse was anticipated at the time of the HLP acquisition in June 2015, and the lease was negotiated at arms-length. The lease accrues interest at 3.57% per annum, and extends for a twenty-year period through the year 2036. We recorded the leased asset at inception at fair value of $16.6 million and recorded a corresponding liability for our obligation under this lease. The accompanying statement of cash flows as of July 31, 2017 excludes these assets and related obligations as non-cash investing and financing activities. We are recognizing interest expense using the effective interest method over the term. Our cash commitments under this lease are £0.9 million per year for an aggregate of £17.8 million (or approximately $23.5 million). The cost and accumulated depreciation of property, plant and equipment under capital leases at July 31, 2017 was $23.9 million and $1.9 million, respectively, including $16.9 million and $0.2 million, respectively, related to this warehouse lease.
As of July 31, 2017, our obligations under capital leases and other total $19.1 million, of which $1.9 million is classified in the current portion of long-term debt and $17.2 million is classified as long-term debt on the accompanying unaudited condensed consolidated balance sheet. These obligations accrue interest at an average rate of 3.7%, and extend through the year 2036.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Retirement Plans
Pension Plan
Our non-contributory, single employer defined benefit pension plan covers a majority of our employees in the United States excluding employees of recent acquisitions. Employees of acquired companies may be covered after a transitional period. The net periodic pension cost for this plan for the three- and nine-month periods ended July 31, 2017 and 2016 was as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2017	2016	2017	2016
	(In thousands)
Service cost	$949	$928	$2,845	$2,784
Interest cost	215	207	642	621
Expected return on plan assets	(466)	(404)	(1,397)	(1,213)
Amortization of net loss	144	96	430	288
Net periodic benefit cost	$842	$827	$2,520	$2,480
During 2016, we contributed $3.7 million to fund our plan, and we expect to make a contribution to our plan in September 2017 of approximately $3.6 million.
Other Plans
We also have a supplemental benefit plan covering certain executive officers and a non-qualified deferred compensation plan covering members of the Board of Directors and certain key employees. As of July 31, 2017 and October 31, 2016, our liability under the supplemental benefit plan was approximately $3.2 million and $2.7 million, respectively, and the liability associated with the deferred compensation plan was approximately $3.9 million and $3.5 million, respectively. We record the current portion of liabilities associated with these plans under the caption "Accrued Liabilities," and the long-term portion under the caption "Other Liabilities" in the accompanying condensed consolidated balance sheets.
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
A reconciliation of the activity related to our accrued warranty, including both the current and long-term portions (reported in accrued liabilities and other liabilities, respectively, on the accompanying condensed consolidated balance sheet) follows:

Nine Months Ended
July 31, 2017
(In thousands)
Beginning balance as of November 1, 2016	$446
Provision for warranty expense	(2)
Change in accrual for preexisting warranties	4
Warranty costs paid	(65)
Total accrued warranty as of the end of the period	$383
Less: Current portion of accrued warranty	211
Long-term portion of accrued warranty	$172

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Income Taxes
To determine our income tax expense or benefit for interim periods, consistent with accounting standards, we apply the estimated annual effective income tax rate to year-to-date results. Our estimated annual effective tax rates for the nine-month periods ended July 31, 2017 and 2016 were 31.4% (expense) and 27.2% (benefit), respectively. The 2016 effective rate was impacted by an additional discrete benefit item for the R&D credit which was made permanent in December 2015. Excluding this item, the effective tax rate would have been 25.8%.
The acquisition of Woodcraft in November 2015 established a net noncurrent deferred tax liability of $37.4 million primarily reflecting the book to tax basis difference in intangibles, fixed assets and inventory.
As of July 31, 2017, our liability for uncertain tax positions (UTP) of $0.6 million relates to certain state tax items regarding the interpretation of tax laws and regulations. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. The final outcome of the future tax consequences of legal proceedings, if any, as well as the outcome of competent authority proceedings, changes in regulatory tax laws, or interpretation of those tax laws could impact our financial statements. We are subject to the effect of these matters occurring in various jurisdictions. The disallowance of the UTP would not materially affect the annual effective tax rate. We do not believe any of the UTP at July 31, 2017 will be recognized within the next twelve months.
We evaluate the likelihood of realization of our deferred tax assets by considering both positive and negative evidence. We believe there is no need for a valuation allowance of the federal net operating losses. We will continue to evaluate our position throughout the year. We maintain a valuation allowance for certain state net operating losses which totaled $1.2 million at July 31, 2017.
Our federal income tax return for the pre-acquisition short period of January 1, 2015 to November 2, 2015 for Woodcraft is currently under audit by the United States Internal Revenue Service.
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
Spacer Migration
We were notified by certain customers through our German operation that the vapor barrier employed on certain spacer products manufactured prior to March 2014 may permit spacer migration in certain extreme circumstances. This product does not have a specific customer warranty, but we have received claims from customers related to this issue, which we continue to investigate. The balance of the accrual for this matter was $0.8 million and $1.1 million at October 31, 2016 and July 31, 2017. During the nine months ended July 31, 2017, we incurred additional claims of $1.1 million, which was offset by payments of $0.8 million. We cannot estimate any future liability with regard to unasserted claims. We evaluate this reserve at each balance sheet date. We investigate any claims, but we are not obligated to honor any future claims.
Litigation
From time to time, we, along with our subsidiaries, are involved in various litigation matters arising in the ordinary course of our business, including those arising from or related to contractual matters, commercial disputes, intellectual property, personal injury, environmental matters, product performance or warranties, product liability, insurance coverage and personnel and employment disputes. For example, we were recently party to litigation incidental to our business relating to alleged defects in a

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

commercial sealant product manufactured and sold by one of our subsidiaries during the 2000s.  The plaintiff in that case sought a substantial amount in monetary damages from us and four other co-defendants.  The parties ultimately settled the matter during trial in a mutually agreeable manner and without any material impact to our business, financial condition, results of operations or cash flows.  We paid $0.5 million in May 2017 as our portion of the claim settlement, with the remainder absorbed by our insurance carrier. We received a reimbursement of $2.0 million from our insurance carrier in June 2017 associated with fees incurred to defend this claim. Other claims related to this commercial sealant product have been filed, however, and are proceeding.  While we continue to strongly believe that our product was not defective and that we would prevail in such related commercial sealant product claims if taken to trial, the timing and ultimate resolution and impact of these claims is not presently determinable.  Nevertheless, after taking into account all currently available information, advice of counsel, and our existing insurance coverage, we believe that the eventual outcome of such related claims will not have a material adverse effect on our overall financial condition, results of operations or cash flows. We have not recorded any accrual with regard to such related claims.  We regularly review the status of all on-going proceedings with legal counsel and maintain insurance against these risks to the extent deemed prudent by our management and to the extent insurance is available.  Given our defenses and existing insurance coverage, we believe that the ultimate disposition of our pending litigation matters will not, individually or in the aggregate, have a material adverse effect on us.  However, there is no assurance that we will prevail in these matters, and we could, in the future, incur judgments, enter into settlements of claims or revise our expectations regarding the outcome of matters we face, which could materially impact our results of operations.
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
We have not designated any of our derivative contracts as hedges for accounting purposes in accordance with the provisions under the Accounting Standards Codification Topic 815 "Derivatives and Hedging" (ASC 815). Therefore, changes in the fair value of these contracts and the realized gains and losses are recorded in the unaudited condensed consolidated statements of income (loss) for the three- and nine-month periods ended July 31, 2017 and 2016 as follows (in thousands):

		Three Months Ended		Nine Months Ended
		July 31,		July 31,
Location of (losses) gains:		2017	2016	2017	2016
Cost of sales	Aluminum derivatives	$—	$14	$—	$14
Other, net	Foreign currency derivatives	(323)	252	(213)	(180)
We have chosen not to offset any of our derivative instruments in accordance with the provisions of ASC 815. Therefore, the assets and liabilities are presented on a gross basis on the accompanying condensed consolidated balance sheets. Less than $0.1 million of fair value related to foreign currency derivatives was included in prepaid and other current assets as of July 31, 2017 and October 31, 2016, and less than $0.1 million of fair value related to foreign currency derivatives was included in accrued liabilities as of July 31, 2017 and October 31, 2016.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the notional amounts and fair value of outstanding derivative contracts at July 31, 2017 and October 31, 2016 (in thousands):

		Notional as indicated		Fair Value in $
		July 31, 2017	October 31, 2016	July 31, 2017	October 31, 2016
Foreign currency derivatives:
Sell EUR, buy USD	EUR	$2,765	$5,251	$(52)	$(79)
Sell CAD, buy USD	CAD	260	186	(1)	1
Sell GBP, buy USD	GBP	38	187	(1)	(1)
Buy EUR, sell GBP	EUR	47	130	—	1
Buy USD, sell EUR	USD	34	1	(1)	—
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

•	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.
The following table summarizes the assets and liabilities measured on a recurring basis per the fair value hierarchy (in thousands):

	July 31, 2017				October 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Foreign currency derivatives	$—	$—	$—	$—	$—	$2	$—	$2
Total assets	$—	$—	$—	$—	$—	$2	$—	$2

Liabilities
Foreign currency derivatives	$—	$55	$—	$55	$—	$80	$—	$80
Contingent consideration	—	—	—	—	—	—	8,376	8,376
Total liabilities	$—	$55	$—	$55	$—	$80	$8,376	$8,456
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
We have recorded land totaling approximately $2.4 million at fair value on a non-recurring basis which is classified as Level 3 as of July 31, 2017 and October 31, 2016. The fair value was based on broker opinions.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Carrying amounts reported on the balance sheet for cash, cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. Our outstanding debt is variable rate debt that re-prices frequently, thereby limiting our exposure to significant change in interest rate risk. As a result, the fair value of our debt instruments approximates carrying value at July 31, 2017, and October 31, 2016 (Level 3 measurement).
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
A summary of non-vested restricted stock awards activity during the nine months ended July 31, 2017 is presented below:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value per Share
Non-vested at October 31, 2016	266,700	$19.19
Granted	93,800	19.46
Cancelled	(3,100)	19.65
Vested	(73,100)	17.67
Non-vested at July 31, 2017	284,300	$19.66
The total weighted average grant-date fair value of restricted stock awards that vested during each of the nine-month periods ended July 31, 2017 and 2016 was $1.3 million and $1.8 million, respectively. As of July 31, 2017, total unrecognized compensation cost related to unamortized restricted stock awards was $2.6 million. We expect to recognize this expense over the remaining weighted average vesting period of 1.8 years.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table provides a summary of assumptions used to estimate the fair value of our stock options issued during the nine-month periods ended July 31, 2017 and 2016.

	Nine Months Ended
	July 31,
	2017	2016
Weighted-average expected volatility	34.7%	37.1%
Weighted-average expected term (in years)	5.7	5.4
Risk-free interest rate	2.0%	1.7%
Expected dividend yield over expected term	1.0%	1.0%
Weighted average grant date fair value	$6.25	$6.32
The following table summarizes our stock option activity for the nine months ended July 31, 2017:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000s)
Outstanding at October 31, 2016	2,386,220	$16.84
Granted	292,600	19.45
Exercised	(411,242)	15.51
Forfeited/Expired	(13,402)	19.50
Outstanding at July 31, 2017	2,254,176	$17.40	5.4	$9,232
Vested or expected to vest at July 31, 2017	2,251,420	$16.81	5.4	$9,229
Exercisable at July 31, 2017	1,746,068	$17.40	4.4	$8,181
Intrinsic value is the amount by which the market price of the common stock on the date of exercise exceeds the exercise price of the stock option. The total intrinsic value of stock options exercised during the nine months ended July 31, 2017 and 2016 was $2.5 million and $1.0 million. The weighted-average grant date fair value of stock options that vested during the nine months ended July 31, 2017 and 2016 was $1.8 million and $1.9 million, respectively. As of July 31, 2017, total unrecognized compensation cost related to stock options was $0.9 million. We expect to recognize this expense over the remaining weighted average vesting period of 1.9 years.
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
As of July 31, 2017, there were no non-vested restricted stock units. During the nine-month periods ended July 31, 2017 and 2016, non-employee directors received 24,560 and 20,445 restricted stock units, respectively, at a grant date fair value of $15.65 and $19.56, respectively, which vested immediately. During the nine-month periods ended July 31, 2017 and 2016, there were no payments to settle restricted stock units.
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
We granted performance shares as follows: November 2016 - 186,500 shares, January 2016 - 4,300 shares, December 2015 - 158,100 shares, December 2014 - 137,400 shares and December 2013 - 155,800 shares. Depending on the achievement of the performance conditions, 0% to 200% of the awarded performance shares may ultimately vest. As of July 31, 2017, 2,400 of the performance shares granted in 2016 were forfeited, 11,100 of the performance shares granted in 2015 were forfeited, and 13,800 of the performance shares granted in 2014 were forfeited. On December 5, 2016, 135,100 shares vested pursuant to the December 2013 grant, resulting in the issuance of 67,550 shares of common stock and a cash payment of $1.2 million. The November 2016 grant includes a return on invested capital (ROIC) metric which, if achieved, could enhance the number of shares that are ultimately issued but cannot exceed the maximum (200%). Due to the uncertainty with regard to achieving this metric, no value has been assigned. In the event and at such time the metric is deemed achievable, compensation expense will begin to be recognized through the remaining vesting period. For the three- and nine-month periods ended July 31, 2017 and 2016, we have recorded $1.0 million and $0.9 million, respectively, and $2.7 million and $2.5 million, respectively, of compensation expense related to our performance share awards.
Performance share awards are not considered outstanding shares and do not have voting rights, although dividends are accrued over the performance period and will be payable in cash based upon the number of performance shares ultimately earned.
The performance shares are excluded from the diluted weighted-average shares used to calculate earnings per share until the performance criteria is probable to result in the issuance of contingent shares. As of July 31, 2017, we have deemed 61,800 shares related to the December 2014 grant of performance shares as probable to be issued. We expect to issue these shares in December 2017 and to pay the value of the equivalent number of shares in cash when settled, along with accrued dividends thereon.
Treasury Shares
We record treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Shares are generally issued from treasury stock at the time of grant of restricted stock awards, and upon the exercise of stock options and upon the issuance of performance shares. On the subsequent issuance of treasury shares, we record proceeds in excess of cost as an increase in additional paid in capital. A deficiency of such proceeds relative to costs would be applied to reduce paid-in-capital associated with prior issuances to the extent available, with the remainder recorded as a charge to retained earnings. We recorded a charge to retained earnings of $1.3 million during the nine months ended July 31, 2017.
The following table summarizes the treasury stock activity during the nine months ended July 31, 2017:

Nine Months Ended
July 31, 2017
Beginning balance as of November 1, 2016	3,339,753
Restricted stock awards granted	(93,800)
Performance share awards vested	(67,550)
Stock options exercised	(411,242)
Balance at July 31, 2017	2,767,161

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. Other Income (Expense)
Other income (expense) included under the caption "Other, net" on the accompanying condensed consolidated statements of income (loss), consisted of the following for the three- and nine-month periods ended July 31, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2017	2016	2017	2016
	(In thousands)
Foreign currency transaction gains (losses)	$362	$(2,491)	$727	$(3,699)
Foreign currency derivative (losses) gains	(323)	252	(213)	(180)
Interest income	22	41	68	79
Other	(15)	(325)	(10)	(236)
Other income (expense)	$46	$(2,523)	$572	$(4,036)
14. Segment Information
We present three reportable business segments in accordance with Topic 280-10-50, "Segment Reporting" (ASC 280): (1) North American Engineered Components segment (“NA Engineered Components”), comprised of four operating segments primarily focused on the fenestration market in North America including vinyl profiles, insulating glass (IG) spacers, screens & other fenestration components; (2) European Engineered Components segment (“EU Engineered Components”), comprised of our United Kingdom-based vinyl extrusion business, manufacturing vinyl profiles & conservatories, and the European insulating glass business manufacturing IG spacers; and (3) North American Cabinet Components segment (“NA Cabinet Components”), comprised solely of the North American cabinet door and components business acquired in November 2015. We maintain an Unallocated Corporate & Other grouping which includes LIFO inventory adjustments, corporate office charges, and inter-segment eliminations, less an allocation of a portion of the general and administrative costs associated with the corporate office which have been allocated to the reportable business segments, based upon a relative measure of profitability, in order to more accurately reflect each reportable business segment's administrative cost. Certain costs are not allocated to the reportable operating segments, but remain in Unallocated Corporate & Other, including transaction expenses, stock-based compensation, long-term incentive awards based on the performance of our common stock and other factors, certain severance and legal costs not deemed to be allocable to all segments, depreciation of corporate assets, interest expense, other, net, income taxes and inter-segment eliminations. The accounting policies of our operating segments are the same as those used to prepare the accompanying condensed consolidated financial statements. Corporate general and administrative expense allocated during the three- and nine-month periods ended July 31, 2017 and 2016 were $4.6 million and $5.0 million, respectively, and $13.2 million and $13.8 million, respectively.
ASC 280 permits aggregation of operating segments based on factors including, but not limited to: (1) similar nature of products serving the building products industry, primarily the fenestration business; (2) similar production processes, although there are some differences in the amount of automation amongst operating plants; (3) similar types or classes of customers, namely the primary OEMs; (4) similar distribution methods for product delivery, although the extent of the use of third-party distributors will vary amongst the businesses; (5) similar regulatory environment; and (6) converging long-term economic similarities.
Segment information for the three- and nine months ended July 31, 2017 and 2016, and total assets as of July 31, 2017 and October 31, 2016 are summarized in the following table (in thousands):

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	NA Eng. Comp.	EU Eng. Comp.	NA Cabinet Comp.	Unallocated Corp. & Other	Total
Three Months Ended July 31, 2017
Net sales	$126,446	$40,359	$63,839	$(1,277)	$229,367
Depreciation and amortization	7,899	2,391	3,491	134	13,915
Operating income (loss)	11,822	3,804	1,705	21	17,352
Capital expenditures	5,068	1,770	2,476	234	9,548
Three Months Ended July 31, 2016
Net sales	$145,040	$40,217	$64,920	$(2,092)	$248,085
Depreciation and amortization	6,930	2,340	3,568	135	12,973
Operating income (loss)	17,783	4,448	1,675	(3,976)	19,930
Capital expenditures	5,087	1,002	2,390	40	8,519
Nine Months Ended July 31, 2017
Net sales	$343,694	$106,133	$188,359	$(3,780)	$634,406
Depreciation and amortization	26,377	6,753	10,160	411	43,701
Operating income (loss)	15,861	8,944	2,880	(9,549)	18,136
Capital expenditures	14,468	6,721	5,473	436	27,098
Nine Months Ended July 31, 2016
Net sales	$390,257	$110,250	$185,049	$(6,543)	$679,013
Depreciation and amortization	21,049	7,191	11,084	435	39,759
Operating income (loss)	31,488	8,991	2,412	(14,543)	28,348
Capital expenditures	14,975	4,904	5,939	120	25,938
As of July 31, 2017
Total assets	$265,906	$218,047	$289,578	$11,528	$785,059
As of October 31, 2016
Total assets	$282,370	$190,995	$295,367	$11,621	$780,353
During the three months ended July 31, 2017, we transferred two operating plants that manufacture wood products (fenestration and non-fenestration products) from the NA Engineered Components segment to the NA Cabinet Components segment, to better align wood-related products under a common segment management team, which is expected to generate operational efficiencies and synergies. The operating results and total assets presented reflect this transfer as if it occurred on the first day of the earliest period shown for all comparable periods presented herein.
The following tables reconcile our segment presentation, as previously reported in our Quarterly Report on Form 10-Q for the three- and nine months ended July 31, 2016, to the current presentation (in thousands):

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Three Months Ended July 31, 2016	As Previously Reported	Reclassification	Current Presentation
	(in thousands)
NA Engineered Components
Net sales	$150,462	$(5,422)	$145,040
Depreciation and amortization	7,063	(133)	6,930
Operating income (loss)	18,478	(695)	17,783
Capital expenditures	$5,131	$(44)	$5,087
EU Engineered Components
Net sales	$40,217	$—	$40,217
Depreciation and amortization	2,340	—	2,340
Operating income (loss)	4,448	—	4,448
Capital expenditures	$1,002	$—	$1,002
NA Cabinet Components
Net sales	$58,826	$6,094	$64,920
Depreciation and amortization	3,435	133	3,568
Operating income (loss)	980	695	1,675
Capital expenditures	$2,346	$44	$2,390
Unallocated Corporate & Other
Net sales	$(1,420)	$(672)	$(2,092)
Depreciation and amortization	135	—	135
Operating income (loss)	(3,976)	—	(3,976)
Capital expenditures	$40	$—	$40

Nine Months Ended July 31, 2016	As Previously Reported	Reclassification	Current Presentation
	(in thousands)
NA Engineered Components
Net sales	$406,029	$(15,772)	$390,257
Depreciation and amortization	21,424	(375)	21,049
Operating income (loss)	33,785	(2,297)	31,488
Capital expenditures	$15,226	$(251)	$14,975
EU Engineered Components
Net sales	$110,250	$—	$110,250
Depreciation and amortization	7,191	—	7,191
Operating income (loss)	8,991	—	8,991
Capital expenditures	$4,904	$—	$4,904
NA Cabinet Components
Net sales	$166,906	$18,143	$185,049
Depreciation and amortization	10,709	375	11,084
Operating income (loss)	115	2,297	2,412
Capital expenditures	$5,688	$251	$5,939
Unallocated Corporate & Other
Net sales	$(4,172)	$(2,371)	$(6,543)
Depreciation and amortization	435	—	435
Operating income (loss)	(14,543)	—	(14,543)
Capital expenditures	$120	$—	$120

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables reconciles our segment presentation of total assets, as previously reported in our Annual Report on Form 10-K for the year ended October 31, 2016, to the current presentation (in thousands):

As of October 31, 2016	As Previously Reported	Reclassification	Current Presentation
	(in thousands)
Total Assets
NA Engineered Components	$290,725	$(8,355)	$282,370
EU Engineered Components	190,995	—	190,995
NA Cabinet Components	287,012	8,355	295,367
Unallocated Corporate & Other	11,621	—	11,621
Total Assets	$780,353	$—	$780,353
The following table summarizes the change in the carrying amount of goodwill by segment for the nine months ended July 31, 2017 (in thousands):

	NA Eng. Comp.	EU Eng. Comp.	NA Cabinet Comp.	Unallocated Corp. & Other	Total
Balance as of October 31, 2016	$38,712	$64,576	$113,747	$—	$217,035
Foreign currency translation adjustment	—	5,118	—	—	5,118
Balance as of July 31, 2017	$38,712	$69,694	$113,747	$—	$222,153
For further details of Goodwill, see Note 4, "Goodwill & Intangible Assets", located herewith.
We did not allocate non-operating income (expense) or income tax expense to the reportable segments. The following table reconciles operating income (loss) as reported above to net income (loss) for the three- and nine months ended July 31, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2017	2016	2017	2016
	(In thousands)
Operating income	$17,352	$19,930	$18,136	$28,348
Interest expense	(2,575)	(22,200)	(7,126)	(34,324)
Other, net	46	(2,523)	572	(4,036)
Income tax (expense) benefit	(4,608)	817	(3,631)	2,722
Net income (loss)	$10,215	$(3,976)	$7,951	$(7,290)
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes our product sales for the three- and nine-month periods ended July 31, 2017 and 2016 into general groupings by segment to provide additional information to our shareholders. For all periods presented, this table reflects the reclassification of the two operating plants transferred from the NA Engineered Components segment to the NA Cabinet Components segment, as applicable.

	Three months ended		Nine Months Ended
	July 31,		July 31,
	2017	2016	2017	2016
	(In thousands)
NA Engineered Components:
United States - fenestration	$107,193	$121,717	$289,231	$328,957
International - fenestration	9,959	9,530	24,945	23,317
United States - non-fenestration	7,060	8,677	19,590	24,237
International - non-fenestration	2,234	5,116	9,928	13,746
	$126,446	$145,040	$343,694	$390,257
EU Engineered Components:
United States - fenestration	$190	$159	$304	$285
International - fenestration	35,087	35,547	94,528	98,744
International - non-fenestration	5,082	4,511	11,301	11,221
	$40,359	$40,217	$106,133	$110,250
NA Cabinet Components:
United States - fenestration	$4,322	$3,008	$12,316	$10,651
United States - non-fenestration	59,237	61,268	174,404	172,273
International - non-fenestration	280	644	1,639	2,125
	$63,839	$64,920	$188,359	$185,049
Unallocated Corporate & Other
Eliminations	$(1,277)	$(2,092)	$(3,780)	$(6,543)
	$(1,277)	$(2,092)	$(3,780)	$(6,543)
Net sales	$229,367	$248,085	$634,406	$679,013
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
Basic and diluted earnings per share for the three and nine-month periods ended July 31, 2017 were calculated as follows (in thousands, except per share data):

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended July 31, 2017
	Net Income	Weighted Average Shares	Per Share
Basic earnings per common share	$10,215	34,224	$0.30
Effect of dilutive securities:
Stock options	—	495
Restricted stock awards	—	143
Performance shares	—	62
Diluted earnings per common share	$10,215	34,924	$0.29

	Nine Months Ended July 31, 2017
	Net Income	Weighted Average Shares	Per Share
Basic earnings per common share	$7,951	34,141	$0.23
Effect of dilutive securities:
Stock options	—	440
Restricted stock awards	—	128
Performance shares		62
Diluted earnings per common share	$7,951	34,771	$0.23
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
We had common stock equivalents that were potentially dilutive in future earnings per share calculations of 411,450 and 795,972 for the three-month periods ended July 31, 2017 and 2016, respectively, and 839,150 and 932,972 for the nine-month periods ended July 31, 2017 and 2016, respectively. Such dilution will be dependent on the excess of the market price of our stock over the exercise price and other components of the treasury stock method.
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
In June 2014, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period.  This amendment requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition that affects vesting or as a non-vesting condition that affects the grant-date fair value of an award, and provides explicit guidance for those awards. Our performance share award recipients could retire before the shares vest. In that circumstance we would treat this as a performance condition that affects vesting. This guidance became effective for fiscal years beginning on or after December 15, 2015.  We adopted this guidance as of November 1, 2016 with no impact on our consolidated financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes as of July 31, 2017, and for the three- and nine-month periods ended July 31, 2017 and 2016, included elsewhere herein. For additional information pertaining to our business, including risk factors which should be considered before investing in our common stock, refer to our Annual Report on Form 10-K for the fiscal year ended October 31, 2016.
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
In an effort to focus on protecting margins and improving cash flows, we previously announced a strategy to stop manufacturing $65.0 million to $85.0 million of business, thereby reducing our sales volume with certain low-margin customers. This decrease in sales volume has impacted our operating results with regard to our United States vinyl business and Woodcraft for the nine months ended July 31, 2017. We have taken appropriate actions to rationalize capacity by closing two United States vinyl plants, one cabinet door plant in Mexico, and we are winding down a second cabinet door plant in Lansing, Kansas, in order to redeploy the assets.
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
During the three months ended July 31, 2017, we transferred two operating plants that manufacture wood products (fenestration and non-fenestration) from the NA Engineered Components segment to the NA Cabinet Components segment, to better align wood-related products under a common segment management team, which is expected to generate operational efficiencies and synergies. The operating results and associated net assets for these plants have been reclassified accordingly for all periods presented herein. We did not modify the methodology for allocating certain corporate costs as a result of this change in segment presentation.
We perform an annual goodwill impairment test as of August 31, or more frequently if there are potential indicators of impairment. Actual operational performance of one of our reporting units is below expectation. Therefore, we performed this impairment test for that reportable unit as of July 31, 2017. We determined that the fair value of the net assets of that unit exceeded the related carrying value by 6%. Therefore, goodwill was not deemed to be impaired.
In conjunction with plant closures and other cost savings measures, we incurred restructuring charges during the three and nine months ended July 31, 2017 of $0.8 million and $2.2 million, respectively, at the United States vinyl business and $0.1 million and $0.9 million, respectively, at Woodcraft, and expect to incur other charges during fiscal 2017, as further described at Note 1, "Nature of Operations and Basis of Presentation - Restructuring," to the accompanying unaudited condensed consolidated financial statements contained elsewhere herein.

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
Reports and forecasts from these sources indicate continued growth in the markets we serve. The NAHB has forecasted calendar-year housing starts (excluding manufactured units) to increase from 1.2 million units in 2016 and 2017 to 1.3 million units in 2018 and 1.4 million in 2019, reflecting increasing consumer confidence and a healthier economy, although housing starts in recent months have been lower than forecast. Ducker indicated that window shipments in the R&R market are expected to increase as per the following forecast: 2016 - 27.6 million units, 2017 - 28.6 million units, 2018 - 29.3 million units, and 2019 - 29.9 million units. These 2% - 4% annual growth projections are consistent with actual growth in R&R window shipments during the prior year. Derived from reports published by Ducker, the overall growth in window shipments for the trailing twelve-month period ended June 30, 2017 was 2.4%. During this period, growth in new construction increased 4.1%, while growth in R&R activity increased 1.2%. Growth in new construction continues to outpace the growth in R&R. D&G Consulting forecasts an increase in private housing in the United Kingdom through 2018, with a decline in public housing during this period, which should benefit HLP's primary customers. The Freedonia Group, which publishes cabinet growth data in 3-year intervals, projects residential cabinet demand in the U.S. to grow at 6.9% annually through 2019, while more recent projections from Catalina Research estimate a 7.4% annual growth rate through 2022 for U.S. residential cabinet demand.
We utilize several commodities in our business for which pricing can fluctuate, including polyvinyl resin (PVC), titanium dioxide (TI02), petroleum products, aluminum and wood. For the majority of our customers and critical suppliers, we have price adjusters in place which effectively share the base pass-through price changes for our primary commodities with our customers commensurate with the market at large. Our long-term exposure to these price fluctuations is somewhat mitigated due to the contractual component of the adjuster program. However, these adjusters are not in place with all customers, and there is a level of exposure to such volatility due to the lag associated with the timing of price updates in accordance with our customer agreements.
Results of Operations
Three Months Ended July 31, 2017 Compared to Three Months Ended July 31, 2016

	Three Months Ended July 31,
	2017	2016	Change $	% Variance
	(Dollars in millions)
Net sales	$229.4	$248.1	$(18.7)	(8)%
Cost of sales (excluding depreciation and amortization)	176.7	186.6	(9.9)	5%
Selling, general and administrative	20.5	28.6	(8.1)	28%
Restructuring charges	0.9	—	0.9	(100)%
Depreciation and amortization	13.9	13.0	0.9	(7)%
Operating income	$17.4	$19.9	$(2.5)	(13)%
Interest expense	(2.6)	(22.2)	19.6	88%
Other, net	—	(2.5)	2.5	100%
Income tax (expense) income	(4.6)	0.8	(5.4)	(675)%
Net income (loss)	$10.2	$(4.0)	$14.2	355%
Our period-over-period results by reportable segment follow.

Changes Related to Operating Income (Loss) by Reportable Segment:
NA Engineered Components

	Three Months Ended July 31,
	2017	2016	$ Change	% Variance
	(Dollars in millions)
Net sales	$126.5	$145.0	$(18.5)	(13)%
Cost of sales (excluding depreciation and amortization)	94.2	105.1	(10.9)	10%
Selling, general and administrative	11.7	15.2	(3.5)	23%
Restructuring charges	0.8	—	0.8	(100)%
Depreciation and amortization	7.9	6.9	1.0	(14)%
Operating income	$11.9	$17.8	$(5.9)	(33)%
Operating income margin	9%	12%
Net Sales. Net sales decreased $18.5 million, or 13%, for the three months ended July 31, 2017 compared to the same period in 2016. On a year-over-year basis, we experienced an $19.2 million decrease in sales attributable to volume and $1.2 million attributable to price, partially offset by an increase of $1.9 million related to surcharges for commodities, particularly resin used in our vinyl business, and aluminum in our screens business. The significant decrease in volume was anticipated with regard to our previously-announced plan to shed low-margin business associated with our United States vinyl operations, although the decrease was at a greater pace than expected, partially offset by volume increases from new customers. The effect of this decline in volume on operating margins is largely offset by a decline in the cost of the raw materials used in our manufacturing process. Management continues to realign the cost structure in light of the anticipated volume reduction.
Cost of Sales. The cost of sales decreased $10.9 million, or 10%, when comparing the three months ended July 31, 2017 to the same period in 2016. Corresponding with the net sales discussion above, cost of sales was impacted by changes in sales volume and product mix resulting in lower material and labor costs year-over-year, as well as lower freight and repair and maintenance costs, partially offset by normal wage inflation and higher health insurance costs.
Selling, General and Administrative. Our selling, general and administrative expenses decreased $3.5 million, or 23% when comparing the three months ended July 31, 2017 to the same period in 2016. This decrease was due to lower salaries and wages due to headcount reductions and timing of hires, lower incentive accruals based on operating results, lower professional fees and reduced sales and marketing costs.
Restructuring Charges. Restructuring charges of $0.8 million primarily include moving costs incurred in conjunction with the announced closure of two vinyl extrusion plants in the United States, and other related costs.
Depreciation and Amortization. Depreciation and amortization expense increased $1.0 million, or 14% when comparing the three-month periods ended July 31, 2017 and 2016. The increase reflects incremental depreciation of $1.0 million associated with an October 2016 change in estimate regarding the remaining service lives of assets involved in restructuring efforts, and accelerated amortization of $0.3 million related to intangible assets. The incremental depreciation expense associated with property, plant and equipment placed into service during the trailing twelve months ended July 31, 2017, was largely offset by the run-off of depreciation expense associated with existing assets and disposals during this period.
EU Engineered Components

	Three Months Ended July 31,
	2017	2016	$ Change	Variance %
	(Dollars in millions)
Net sales	$40.4	$40.2	$0.2	—%
Cost of sales (excluding depreciation and amortization)	29.0	27.5	1.5	(5)%
Selling, general and administrative	5.2	5.9	(0.7)	12%
Depreciation and amortization	2.4	2.3	0.1	(4)%
Operating income	$3.8	$4.5	$(0.7)	(16)%
Operating income margin	9%	11%

Net Sales. Net sales increased $0.2 million when comparing the three months ended July 31, 2017 to the same period in 2016. This increase reflects favorable volume which contributed to increased sales of $2.8 million in 2017 compared with 2016, partially offset by a $2.6 million negative impact associated with changes in foreign exchange rates, primarily the devaluation of the British Pound Sterling relative to the United States dollar after the United Kingdom voted to leave the European Union in June 2016 (commonly referred to as “Brexit”).
Cost of Sales. The cost of sales increased $1.5 million, or 5%, for the three months ended July 31, 2017 compared to the same period in 2016. Similar to the discussion above, cost of sales was impacted by higher sales volume, which was offset by the impact of foreign currency exchange rate changes. In addition, margins were negatively impacted for our vinyl profile business in the United Kingdom (UK) due to product mix, higher labor costs and costs associated with start-up of the new HLP warehouse.
Selling, General and Administrative. Our selling, general and administrative expense decreased $0.7 million, for the three months ended July 31, 2017 compared to the same period in 2016. The decrease was primarily attributable to the effects of foreign currency, reduced selling expense in Germany and a decrease in the allocation of corporate expenses year-over-year.
Depreciation and Amortization. Depreciation and amortization expense increased $0.1 million for the three months ended July 31, 2017 compared to the same period in 2016. The effect of changes in foreign exchange rates were offset by depreciation and amortization expense associated with property, plant and equipment placed into service during the trailing twelve months ended July 31, 2017.
NA Cabinet Components

	Three Months Ended July 31,
	2017	2016	$ Change	Variance %
	(Dollars in millions)
Net sales	$63.8	$64.9	$(1.1)	(2)%
Cost of sales (excluding depreciation and amortization)	54.5	55.4	(0.9)	2%
Selling, general and administrative	4.0	4.3	(0.3)	7%
Restructuring charges	0.1	—	0.1	(100)%
Depreciation and amortization	3.5	3.6	(0.1)	3%
Operating income	$1.7	$1.6	$0.1	6%
Operating income margin	3%	2%
Net Sales. Net sales decreased $1.1 million, or 2%, for the three months ended July 31, 2017 compared to the same period in 2016. On a year-over-year basis, we experienced a $0.6 million decrease in sales attributable to volume and a decrease of $1.3 million in revenues associated with raw materials surcharges, which was offset by an increase in price of $0.8 million. Included in the net decrease in volume was a decrease of $2.6 million related to lower-margin business pursuant to our previously-announced plan to shed less profitable business, substantially replaced by new volume. The two operating plants transferred from the NA Engineered Components segment contributed incremental volume of $1.0 million year-over-year.
Cost of Sales. The cost of sales decreased $0.9 million, or 2%, for the three months ended July 31, 2017 compared with the same period in 2016. This decrease correlates with the decrease in sales as discussed above. Overall, the change in the cost of sales reflects changes in volume and product mix with some labor inflation.
Selling, General and Administrative. Our selling, general and administrative expense decreased $0.3 million for the three months ended July 31, 2017 compared to the same period in 2016, and related primarily to lower corporate allocations year-over-year.
Restructuring Charges. Restructuring charges of $0.1 million represent equipment moving and other related costs associated with the Mexican plant closure effected in October 2016 and minor costs associated with the wind-down of the Lansing, Kansas plant.
Depreciation and Amortization. Depreciation and amortization expense decreased $0.1 million for the three months ended July 31, 2017 compared with the same period in 2016. This decrease reflects incremental depreciation and amortization expense associated with property, plant and equipment placed into service during the trailing twelve months ended July 31, 2017, more than offset by the normal run-off of depreciation expense associated with other existing assets and disposals during this period.

Unallocated Corporate & Other

	Three Months Ended July 31,
	2017	2016	$ Change	Variance %
	(Dollars in millions)
Net sales	$(1.3)	$(2.0)	$0.7	35%
Cost of sales (excluding depreciation and amortization)	(1.0)	(1.4)	0.4	(29)%
Selling, general and administrative	(0.4)	3.2	(3.6)	113%
Depreciation and amortization	0.1	0.2	(0.1)	50%
Operating loss	$—	$(4.0)	$4.0	100%
Net Sales. Net sales for Unallocated Corporate & Other represents the elimination of inter-segment sales for the three-month periods ended July 31, 2017 and 2016. The change between periods reflects the amount of inter-segment sales.
Cost of Sales. Cost of sales for Unallocated Corporate & Other consists of the elimination of inter-segment sales, profit in inventory, LIFO reserve adjustments and other costs. For the three months ended July 31, 2017 and 2016, the change of $0.4 million was primarily related to the elimination of inter-segment sales.
Selling, General and Administrative. Our selling, general and administrative expenses decreased $3.6 million for the three months ended July 31, 2017 compared to the same period in 2016, primarily due to a decrease in professional fees, severance costs, stock-based compensation, and incentive accruals based on financial performance. The decrease in professional fees in 2017 includes reimbursement of $2.0 million from our insurance carrier for legal costs incurred to defend a claim of alleged defect in a commercial sealant product which settled, as described in Note 9, "Contingencies," to the accompanying unaudited condensed consolidated financial statements contained elsewhere herein. Partially offsetting these decreases in expense was a $0.4 million decline in the amount of corporate costs allocated to the operating segments in 2017 compared to 2016.
Depreciation and Amortization. Depreciation and amortization expense decreased $0.1 million for the three months ended July 31, 2017 compared to the same period in 2016. Relatively few new assets were placed in service at corporate during the trailing twelve months ended July 31, 2017.
Changes related to Non-Operating Items:
Interest Expense. Interest expense decreased $19.6 million for the three months ended July 31, 2017 compared to the same period in 2016. Of this amount, $16.7 million was attributable to the write-off of unamortized deferred financing fees, original issuer's discount and 1% prepayment penalty associated with the refinance and retirement of our Term Loan B and asset-based lending facilities on July 29, 2016. Also contributing to the decrease is a lower average outstanding debt balance with more favorable interest rates experienced for the three months ended July 31, 2017 compared to the same period in 2016.
Other, net. We recorded a loss of $2.5 million for the three months ended July 31, 2016 due to net foreign exchange transaction losses.
Income Taxes. We recorded income tax expense of $4.6 million for the three months ended July 31, 2017, an effective rate of 31.1%, and an income tax benefit of $0.8 million for the three months ended July 31, 2016, an effective rate of 17.0%. The difference in the effective rates between these periods reflects the foreign tax rate differential as a greater portion of our taxable earnings in 2016 was contributed by our foreign operations in jurisdictions with statutory tax rates lower than the United States statutory rate.

Nine Months Ended July 31, 2017 Compared to Nine Months Ended July 31, 2016

	Nine Months Ended July 31,
	2017	2016	Change $	% Variance
	(Dollars in millions)
Net sales	$634.4	$679.0	$(44.6)	(7)%
Cost of sales (excluding depreciation and amortization)	494.6	522.5	(27.9)	5%
Selling, general and administrative	74.8	88.4	(13.6)	15%
Restructuring charges	3.1	—	3.1	(100)%
Depreciation and amortization	43.8	39.8	4.0	(10)%
Operating income	$18.1	$28.3	$(10.2)	(36)%
Interest expense	(7.1)	(34.3)	27.2	79%
Other, net	0.6	(4.0)	4.6	115%
Income tax (expense) benefit	(3.6)	2.7	(6.3)	(233)%
Net income (loss)	$8.0	$(7.3)	$15.3	210%
Our period-over-period results by reportable segment follow.

Changes Related to Operating Income (Loss) by Reportable Segment:
NA Engineered Components

	Nine Months Ended July 31,
	2017	2016	$ Change	% Variance
	(Dollars in millions)
Net sales	$343.7	$390.2	$(46.5)	(12)%
Cost of sales (excluding depreciation and amortization)	260.5	292.0	(31.5)	11%
Selling, general and administrative	38.7	45.7	(7.0)	15%
Restructuring charges	2.2	—	2.2	(100)%
Depreciation and amortization	26.4	21.1	5.3	(25)%
Operating income	$15.9	$31.4	$(15.5)	(49)%
Operating income margin	5%	8%
Net Sales. Net sales decreased $46.5 million, or 12%, for the nine months ended July 31, 2017 compared to the same period in 2016. On a year-over-year basis, we experienced a $49.5 million decrease in sales attributable to volume, an increase of $3.9 million related to surcharges for commodities used in our business, primarily resin, and a decrease of $0.9 million attributable to price. The significant decrease in volume was anticipated with regard to our previously-announced plan to shed low-margin business associated with our United States vinyl business, although the transition of this volume to other suppliers was at a quicker pace than originally expected. Overall, the impact of the decrease in volume is significantly offset by a decrease in the cost of the raw materials used in our manufacturing process, thereby reducing the negative impact on operating margins. Management continues to realign the cost structure in light of the anticipated volume reduction.
Cost of Sales. The cost of sales decreased $31.5 million, or 11%, when comparing the nine months ended July 31, 2017 to the same period in 2016. Corresponding with the net sales discussion above, cost of sales was impacted by changes in sales volume and product mix resulting in lower material and labor costs year-over-year, as well as lower repair and maintenance costs, lower freight and some fixed-cost savings associated with restructuring efforts, partially offset by normal wage inflation, higher health insurance costs and fluctuations in commodity prices.
Selling, General and Administrative. Our selling, general and administrative expenses decreased $7.0 million, or 15% when comparing the nine months ended July 31, 2017 to the same period in 2016. This decrease was primarily due to cost savings experienced at our vinyl business as a result of restructuring and headcount reductions, lower sales and marketing costs, lower incentive accruals based on operating results, and lower professional fees.
Restructuring Charges. Restructuring charges of $2.2 million represent equipment and inventory moving costs incurred in conjunction with the announced closure of two vinyl extrusion plants in the United States, and other related costs including facility lease expense and employee benefit costs.
Depreciation and Amortization. Depreciation and amortization expense increased $5.3 million, or 25% when comparing the nine-month periods ended July 31, 2017 and 2016. The increase reflects incremental depreciation of $3.9 million associated with an October 2016 change in estimate associated with the remaining service lives of assets involved in restructuring efforts, and accelerated amortization of related intangible assets totaling $1.6 million during the nine months ended July 31, 2017. Incremental depreciation expense associated with property, plant and equipment placed into service during the trailing twelve months ended July 31, 2017, was largely offset by the run-off of depreciation expense associated with existing assets and disposals during this period.

EU Engineered Components

	Nine Months Ended July 31,
	2017	2016	$ Change	Variance %
	(Dollars in millions)
Net sales	$106.1	$110.3	$(4.2)	(4)%
Cost of sales (excluding depreciation and amortization)	75.3	76.7	(1.4)	2%
Selling, general and administrative	15.1	17.4	(2.3)	13%
Depreciation and amortization	6.8	7.2	(0.4)	6%
Operating income	$8.9	$9.0	$(0.1)	(1)%
Operating income margin	8%	8%
Net Sales. Net sales decreased $4.2 million, or 4%, when comparing the nine months ended July 31, 2017 to the same period in 2016. This decrease is entirely attributable to an $11.7 million negative impact associated with changes in foreign exchange rates. Excluding the foreign exchange impact, revenue increased $7.6 million related to volume (primarily in the UK) with a slight decrease of $0.1 million related to price.
Cost of Sales. The cost of sales decreased $1.4 million, or 2%, for the nine months ended July 31, 2017 compared to the same period in 2016. Similar to the discussion above, cost of sales was impacted by foreign exchange rate movements, which offset an increase due to higher volume. Margins were negatively impacted by higher material costs and inefficiencies caused by delays associated with start-up of the new HLP warehouse.
Selling, General and Administrative. Our selling, general and administrative expense decreased $2.3 million or 13%, for the nine months ended July 31, 2017 compared to the same period in 2016. The decrease was primarily attributable to a decrease in corporate allocations, lower selling and marketing costs, lower incentive accruals based on earnings, as well as the impact of changes in foreign currency exchange rates.
Depreciation and Amortization. Depreciation and amortization expense decreased $0.4 million or 6%, for the nine months ended July 31, 2017 compared to the same period in 2016. The decrease was primarily attributable to the effect of changes in foreign exchange rates, somewhat offset by incremental depreciation and amortization expense associated with property, plant and equipment placed into service during the trailing twelve months ended July 31, 2017 which exceeded the run-off of depreciation expense associated with existing assets and disposals during this period.
NA Cabinet Components

	Nine Months Ended July 31,
	2017	2016	$ Change	Variance %
	(Dollars in millions)
Net sales	$188.3	$185.0	$3.3	2%
Cost of sales (excluding depreciation and amortization)	161.7	158.5	3.2	(2)%
Selling, general and administrative	12.7	13.0	(0.3)	2%
Restructuring charges	0.9	—	0.9	(100)%
Depreciation and amortization	10.2	11.1	(0.9)	8%
Operating income	$2.8	$2.4	$0.4	(17)%
Operating income margin	1%	1%
Net Sales. Net sales increased $3.3 million, or 2%, for the nine months ended July 31, 2017 compared to the same period in 2016. On a year-over-year basis, we experienced a $3.6 million increase in sales attributable to higher volume and an increase of $1.6 million associated with pricing, partially offset by a decrease in raw material surcharge revenue of $1.9 million. The increase in volume is net of the loss of $6.1 million of lower-margin business pursuant to our previously-announced plan to shed less profitable business, reflecting new volume from spot sales, and incremental volume of $1.4 million associated with the two plants transferred from the NA Engineered Components segment.
Cost of Sales. The cost of sales increased $3.2 million, or 2%, for the nine months ended July 31, 2017 compared with the same period in 2016. This increase correlates with the increase in sales as discussed above. However, the results for the nine months ended July 31, 2016 include a charge of $2.3 million related to purchase accounting (step-up and turn of inventory acquired), which did not recur in 2017. Excluding this item, cost of sales increased $5.5 million, or 4%. Margins in 2017 were negatively impacted by some labor inefficiency, higher health insurance and benefit costs, less favorable material pricing and inventory adjustments and reserves. Overall, cost of sales reflects changes in sales volume and product mix.
Selling, General and Administrative. Our selling, general and administrative expense decreased $0.3 million for the nine months ended July 31, 2017 compared to the same period in 2016 due primarily to a headcount reductions and lower incentive accruals based on earnings, partially offset by an increase in severance costs.
Restructuring Charges. Restructuring charges of $0.9 million represent equipment moving and other related costs associated with the Mexican plant closure effected in October 2016, with minor costs incurred related to the wind-down of the Lansing, Kansas facility.
Depreciation and Amortization. Depreciation and amortization expense decreased $0.9 million for the nine months ended July 31, 2017 compared with the same period in 2016. The decrease reflects the run-off of depreciation associated with certain assets given a short useful life as part of the purchase accounting recorded during 2016 and the expense true-up resulting from the valuation. These assets were fully depreciated prior to 2017. The incremental depreciation and amortization expense associated with property, plant and equipment placed into service during the trailing twelve months ended July 31, 2017, was offset by the run-off of depreciation expense associated with existing assets and disposals during this period.
Unallocated Corporate & Other

	Nine Months Ended July 31,
	2017	2016	$ Change	Variance %
	(Dollars in millions)
Net sales	$(3.7)	$(6.5)	$2.8	43%
Cost of sales (excluding depreciation and amortization)	(2.9)	(4.7)	$1.8	(38)%
Selling, general and administrative	8.3	12.3	$(4.0)	33%
Depreciation and amortization	0.4	0.4	$—	—%
Operating loss	$(9.5)	$(14.5)	$5.0	34%
Net Sales. Net sales for Unallocated Corporate & Other represents the elimination of inter-segment sales for the nine-month periods ended July 31, 2017 and 2016. The change between periods reflects the amount of inter-segment sales.
Cost of Sales. Cost of sales for Unallocated Corporate & Other consists of the elimination of inter-segment sales, profit in inventory, LIFO reserve adjustments and other costs. For the nine months ended July 31, 2017 and 2016, the change of $1.8 million was primarily related to the elimination of inter-segment sales and the profit in inventory elimination.
Selling, General and Administrative. Our selling, general and administrative expenses decreased $4.0 million for the nine months ended July 31, 2017 compared to the same period in 2016. Costs allocated to the operating segments declined $0.6 million. Therefore, the decrease in expense between periods was $4.6 million. This decrease was largely related to a net $4.7 million decrease in transaction costs, primarily associated with the Woodcraft acquisition in 2016. An increase in professional fees in 2017 related primarily to legal costs incurred with regard to defense of an alleged product defect claim was substantially offset by a $2.0 million insurance reimbursement for associated legal costs, as described in Note 9, "Contingencies," to the accompanying unaudited condensed consolidated financial statements contained elsewhere herein. Although we experienced higher salary and fringe benefit costs in 2017, this increase was offset by a decrease in severance costs year-over-year.
Depreciation and Amortization. Depreciation and amortization expense remained consistent at $0.4 million for each of the nine-month periods ended July 31, 2017 and 2016.
Changes related to Non-Operating Items:
Interest Expense. Interest expense decreased $27.2 million for the nine months ended July 31, 2017 compared to the same period in 2016. Of this amount, $16.7 million was attributable to the write-off of unamortized deferred financing fees, original issuer's discount and 1% prepayment penalty associated with the refinance and retirement of our Term Loan B and asset-based lending facilities on July 29, 2016. Also contributing to the decrease is a lower average outstanding debt balance at July 31, 2017 compared to July 31, 2016. The weighted average interest rate for borrowings outstanding for the nine months ended July 31, 2017 was 2.87% compared with 6.10% for the nine months ended July 31, 2016.
Other, net. We recorded a gain of $0.6 million related to other, net for the nine months ended July 31, 2017 compared to a loss of $4.0 million for the same period in 2016, primarily due to net foreign exchange transaction gains and losses.

Income Taxes. We recorded income tax expense of $3.6 million for the nine months ended July 31, 2017, an effective rate of 31.4%, and an income tax benefit of $2.7 million for the nine months ended July 31, 2016, an effective rate of 27.2%. The 2016 effective rate was impacted by an additional discrete benefit item for the R&D credit which was made permanent in December 2015.  Excluding this item, the effective tax rate would have been 25.8%.  The overall change in the effective tax rate reflects the impact of permanent items, as well as the foreign tax rate differential, as a greater percentage of our taxable income for Fiscal 2016 was derived from our foreign operations, primarily the U.K., in jurisdictions with lower statutory tax rates than the United States statutory rate.
Liquidity and Capital Resources
Overview
Historically, our principal sources of funds have been cash on hand, cash flow from operations, and borrowings under our credit facilities.
We maintain a $450.0 million credit agreement comprised of a $150.0 million Term Loan A and a $300.0 million revolving credit facility (collectively, the “Credit Agreement”). The Credit Agreement matures in 2021 (5-year term) and requires interest payments calculated, at our election and depending upon our Consolidated Leverage Ratio, at either a Base Rate plus an applicable margin (0.50% to 1.25%) or the LIBOR Rate plus an applicable margin (1.50% to 2.25%). The applicable rate during the nine months ended July 31, 2017 was LIBOR + 2.00%. In addition to the Consolidated Leverage Ratio covenant, we are required to meet a Consolidated Fixed Charge Coverage Ratio covenant, and there are limitations on certain transactions including our ability to incur indebtedness, incur liens, dispose of material assets, acquire businesses, make restricted payments and pay dividends (limited to $10.0 million per year). We are amortizing deferred financing fees of $2.2 million straight-line over the remaining term of the facility.
As of July 31, 2017, we had $15.8 million of cash and equivalents, $247.5 million outstanding under the Credit Agreement, $5.4 million of outstanding letters of credit and $19.1 million outstanding under capital leases and other debt vehicles. We had $189.6 million available for use under the Credit Agreement at July 31, 2017.
Analysis of Cash Flow
The following table summarizes our cash flow results for the nine months ended July 31, 2017 and 2016:

	Nine Months Ended
	July 31,
	2017	2016
	(In millions)
Cash provided by operating activities	$45.3	$49.1
Cash used for investing activities	$(34.4)	$(270.9)
Cash (used for) provided by financing activities	$(20.4)	$229.6
Operating Activities. Cash provided by operating activities for the nine-month period ended July 31, 2017 decreased by approximately $3.8 million compared to the nine-month period ended July 31, 2016. Our cash receipts and cash payments were impacted by the overall decline in sales volume. We invested more heavily in inventory which has not yet been sold, but is expected to turn during the remainder of fiscal 2017. Despite the decline in activity levels, cash receipts were impacted favorably by higher net income and cash collection experience, due in part to the collection of an income tax receivable. Cash payments were impacted by the timing of capital expenditures, material purchases and payroll cut-offs. Working capital was $86.6 million, $89.8 million and $92.3 million at July 31, 2017, October 31, 2016 and July 31, 2016, respectively.
Investing Activities. Cash used for investing activities decreased $236.5 million when comparing the nine months ended July 31, 2017 to the same period in 2016. In 2017, we paid $8.5 million related to the HLP acquisition earn-out compared to $245.9 million to purchase Woodcraft in 2016. We invested $1.2 million more in capital expenditures for the nine months ended July 31, 2017 compared to the same period in 2016, which was partially offset by $0.2 million in additional proceeds from the sale of capital assets during these periods.
Financing Activities. Cash used for financing activities was $20.4 million for the nine months ended July 31, 2017, primarily attributable to $22.9 million of net repayments of debt and dividends paid to our shareholders of $4.1 million, partially offset by $6.4 million of proceeds received from stock option exercises. For the nine months ended July 31, 2016, cash provided by financing activities was $229.6 million, primarily attributed to net borrowings under debt facilities and capital lease arrangements totaling

$242.0 million and $3.4 million of proceeds received from stock option exercises, partially offset by debt issuance cost of $11.8 million and dividends paid to our shareholders totaling $4.1 million.
Liquidity Requirements
Our strategy for deploying cash is to invest in organic growth opportunities, develop our infrastructure and make strategic acquisitions. Other uses of cash have included paying cash dividends to our shareholders, opportunistically repurchasing our common stock (to the extent authorized through an established program by our Board of Directors) and servicing our debt commitments. We have historically invested cash and cash equivalents in commercial paper with terms of three months or less. Our investments are diversified across multiple institutions that we believe are financially sound. To the extent we have excess cash which has not been applied to reduce our outstanding borrowings under our credit facilities, we intend to remain in commercial paper, highly-rated money market funds, financial institutions and treasuries following a prudent investment philosophy. From time to time, to prepare for potential disruption in the money markets, we may temporarily move funds into operating bank accounts of highly-rated financial institutions to meet on-going operational liquidity requirements. We did not experience any material losses on our cash and marketable securities investments during the nine-month periods ended July 31, 2017 and 2016. We maintain cash balances in foreign countries which total $7.9 million as of July 31, 2017. We do not intend to repatriate earnings of our foreign subsidiaries. However, we capitalized HLP with funds on hand and borrowings under our prior credit facility. We anticipate that we will utilize cash flow from HLP to fund the operation in the United Kingdom, and to repay a note arrangement implemented as part of the capitalization of the acquisition.
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
For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended October 31, 2016. Our critical accounting policies and estimates have not changed materially during the nine months ended July 31, 2017.
New Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standards setting bodies that we adopt as of the specified effective date. Unless otherwise discussed, we believe the impact of any recently issued standards that are not yet effective are either not applicable to us at this time or will not have a material impact on our consolidated financial statements upon adoption. During the nine months ended July 31, 2017, we adopted several accounting standards with no impact to our financial statements. See Note 16, "New Accounting Guidance Adopted," to the accompanying unaudited condensed consolidated financial statements contained elsewhere herein, for further details.
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
Interest Rate Risk
Our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Based upon the balances of the variable rate debt at July 31, 2017, a hypothetical 1.0% increase or decrease in interest rates could result in approximately $2.5 million of additional pretax charges or credit to our operating results per year. This sensitivity is impacted by the amount of borrowings under our credit facilities, and amounts outstanding under finance leases at HLP.
Foreign Currency Rate Risk
Our international operations have exposure to foreign currency rate risks, primarily due to fluctuations in the Euro, the British pound sterling and the Canadian dollar. From time to time, we enter into foreign exchange contracts associated with our operations to manage a portion of the foreign currency rate risk.
The notional and fair market values of these positions at July 31, 2017 and October 31, 2016, were as follows (in thousands):

		Notional as indicated		Fair Value in $
		July 31, 2017	October 31, 2016	July 31, 2017	October 31, 2016
Foreign currency derivatives:
Sell EUR, buy USD	EUR	$2,765	$5,251	$(52)	$(79)
Sell CAD, buy USD	CAD	260	186	(1)	1
Sell GBP, buy USD	GBP	38	187	(1)	(1)
Buy EUR, sell GBP	EUR	47	130	—	1
Buy USD, sell EUR	USD	34	1	(1)	—
At July 31, 2017 and October 31, 2016, we held foreign currency derivative contracts hedging cross-border intercompany and commercial activity for our insulating glass spacer business. Although these derivatives hedge our exposure to fluctuations in foreign currency rates, we do not apply hedge accounting and therefore, the change in the fair value of these foreign currency derivatives is recorded directly to other income and expense in the accompanying condensed consolidated statements of income (loss). To the extent the gain or loss on the derivative instrument offsets the gain or loss from the re-measurement of the underlying foreign currency balance, changes in exchange rates should have no effect. See Note 10, "Derivative Instruments," to the accompanying unaudited condensed consolidated financial statements contained elsewhere herein.
We currently have an unhedged foreign currency position associated with the debt borrowed to facilitate the HLP acquisition. We are evaluating our options with regard to hedging our exposure. For the three months ended July 31, 2017 and 2016, we recorded an unrealized loss of less than $0.1 million and $2.2 million, respectively, and for the nine months ended July 31, 2017 and 2016, an unrealized gain of $0.6 million and an unrealized loss of $3.7 million, respectively, associated with this foreign currency exposure.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("1934 Act") as of July 31, 2017. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2017, the disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no changes in internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
Company Risks

The impact of Hurricanes Harvey and Irma could result in (a) lower purchase amounts from customers located in Texas and the Southeastern United States, and (b) increased costs for certain raw materials that are sourced from Texas and the Southeastern United States.

A number of our customers and suppliers are located in Texas, Florida, Georgia, and other southeastern states.  If these customers experience extensive damage or destruction of their manufacturing facilities, we could experience a decrease in revenue.  If our suppliers located in those areas are unable to produce or effectively transport raw materials, we may experience operational delays or higher raw material costs resulting from supply disruptions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the three months ended July 31, 2017, we repurchased common stock as follows:

	Periods Ended (a) Total Number of Shares Purchased (1)	Periods Ended (b) Average Price Paid per Share	Periods Ended (c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Periods Ended (d) Maximum US Dollars Remaining that May Yet Be Used to Purchase Shares Under the Plans or Programs
May 1, 2017 through May 31, 2017	930	$20.70	—	—
June 1, 2017 through June 30, 2017	—	—	—	—
July 1, 2017 through July 31, 2017	—	—	—	—
Total	930	$20.70	—
(1) Shares cancelled in connection with tax withholding related to the vesting of restricted share awards. Shares so cancelled are cancelled pursuant to the terms of our 2008 Omnibus Incentive Plan, as amended, and are not part of any publicly announced share repurchase authorizations.

Item 6. Exhibits
The exhibits required to be furnished pursuant to Item 6 are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANEX BUILDING PRODUCTS CORPORATION

Date:	September 7, 2017	/s/ Brent L. Korb
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

10.1
Agreement between Quanex Building Products Corporation and George Wilson, effective August 1, 2017, filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (Reg. No. 001-33919) as filed with the Securities and Exchange Commission on July 27, 2017.

10.2
Change in Control Agreement between Quanex Building Products Corporation and George Wilson, effective August 1, 2017, filed as Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (Reg. No. 001-33919) as filed with the Securities and Exchange Commission on July 27, 2017.

10.3
Form of Indemnity Agreement between Quanex Building Products Corporation and George Wilson, effective August 1, 2017, in the form filed as Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on August 29, 2008, and incorporated herein by reference.

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