Form 10-K
period 2017-10-31
Quanex Building Products CORP
filed 2017-12-12
CIK 1423221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended October 31, 2017
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

☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of April 30, 2017, computed by reference to the closing price for the Common Stock on the New York Stock Exchange, Inc. on that date, was $693,911,141. Such calculation assumes only the registrant’s officers and directors at such date were affiliates of the registrant.
At December 8, 2017 there were outstanding 34,850,034 shares of the registrant’s Common Stock, $0.01 par value.
 _______________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for its 2018 Annual Meeting of Stockholders to be filed with the Commission within 120 days of October 31, 2017 are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

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

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to the following:

•	changes in market conditions, particularly in the new home construction, and residential remodeling and replacement (R&R) activity markets in the United States, United Kingdom and Germany;

•	changes in non-pass-through raw material costs;

•	changes in domestic and international economic conditions;

•	changes in purchases by our principal customers;

•	fluctuations in foreign currency exchange rates;

•	our ability to maintain an effective system of internal controls;

•	our ability to successfully implement our internal operating plans and acquisition strategies;

•	our ability to successfully implement our plans with respect to information technology (IT) systems and processes;

•	our ability to control costs and increase profitability;

•	changes in environmental laws and regulations;

•	changes in warranty obligations;

•	changes in energy costs;

•	changes in tax laws, and interpretations thereof;

•	changes in interest rates;

•	our ability to service our debt facilities and remain in good standing with our lenders;

•	changes in the availability or applicability of our insurance coverage;

•	our ability to maintain good relationships with our suppliers, subcontractors, and key customers; and

•	the resolution of litigation and other legal proceedings.
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

PART I
Item 1. Business (Continuing Operations).
Our Company
Quanex was incorporated in Delaware on December 12, 2007, as Quanex Building Products Corporation. We manufacture components for original equipment manufacturers (OEM) in the building products industry. These components can be categorized as window and door (fenestration) components and kitchen and bath cabinet components. Examples of fenestration components include (1) energy-efficient flexible insulating glass spacers, (2) extruded vinyl profiles, (3) window and door screens, and (4) precision-formed metal and wood products. In addition, we provide certain other non-fenestration components and products, which include solar panel sealants, trim moldings, vinyl decking, fencing, water retention barriers, and conservatory roof components. We use low-cost production processes and engineering expertise to provide our customers with specialized products for their specific window, door, and cabinet applications. We believe these capabilities provide us with unique competitive advantages. We serve a primary customer base in North America and the United Kingdom, and also serve customers in international markets through our operating plants in the United Kingdom and Germany, as well as through sales and marketing efforts in other countries.
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

•
in April 2014, we sold our interest in a limited liability company which held the net assets of our Nichols Aluminum business to a privately held company that provides aluminum rolled products and extrusions, aluminum recycling and specification aluminum alloy production;

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

•
in November 2015, we completed the merger of QWMS, Inc., a Delaware corporation which was a newly-formed and wholly-owned Quanex subsidiary, and WII Holding, Inc. (WII), a Delaware corporation. Upon satisfaction or waiver of conditions set forth in the merger agreement, QWMS, Inc. merged with and into WII, and WII became our wholly-owned subsidiary, and, as a result, we acquired all the subsidiaries of WII (referred to collectively as Woodcraft). Woodcraft is a manufacturer of cabinet doors and other components for OEMs in the kitchen and bathroom cabinet industry, operating various plants in the United States and Mexico; and

•
In October 2016, we committed to a restructuring plan that includes the closure of two vinyl extrusion plants in the United States and our kitchen and bathroom cabinet door plant in Guadalajara, Mexico.

•	In September 2017, we closed a kitchen and bathroom cabinet door plant in Lansing, Kansas, and, in October 2017, sold a wood-flooring business in Shawano, Wisconsin.
As of October 31, 2017, we operated 34 manufacturing facilities located in 17 states in the United States, four facilities in the United Kingdom, and one in Germany. These facilities feature efficient plant design and flexible manufacturing processes, enabling us to produce a wide variety of custom engineered products and components primarily focused on the window and door segment of the residential building products markets. We are able to maintain minimal levels of finished goods inventories at most locations because we typically manufacture products upon order to customer specifications. We believe the primary drivers of our operating results are new home construction and residential remodeling and replacement activity in the markets we serve.
Our Industry
Our business is largely North American based and dependent upon the spending and growth activity levels of our customers which include national and regional residential window, door and cabinet manufacturers. Our international presence includes vinyl extruded lineals for house systems to smaller customers primarily in the United Kingdom, as well as our insulating glass business in the United Kingdom and Germany.
We use data related to housing starts and window shipments in the United States and United Kingdom, as published by or derived from third-party sources, to evaluate the fenestration market in these countries. We also use data related to cabinet demand in the United States to evaluate the residential cabinet market.
The following table presents calendar-year annual housing starts information, as published by the United States Census Bureau based on data collected from the National Association of Home Builders (NAHB), (units in thousands):

	Single-family Units		Multi-family Units		Manufactured Units
Period	Units	% Change	Units	% Change	Units	% Change	Total Units
Annual Data
2011	434	N/A	178	N/A	51	N/A	663
2012	537	24%	247	39%	55	8%	839
2013	620	15%	308	25%	60	9%	988
2014	647	4%	355	15%	64	7%	1,066
2015	712	10%	395	11%	71	11%	1,178
2016	784	10%	393	(1)%	81	14%	1,258
Annual Data - Forecast
2017	840	7%	356	(9)%	86	6%	1,282
2018	903	8%	350	(2)%	92	7%	1,345
2019	966	7%	338	(3)%	98	7%	1,402
The following table presents calendar-year annual window shipments information, derived from reports published by Ducker Worldwide LLC, a consulting and research firm, (units in thousands):

	New Construction						Remodeling & Replacement
Period	Wood	Aluminum	Vinyl	Fiberglass	Other	Total	Wood	Aluminum	Vinyl	Fiberglass	Other	Total
Annual Data
2011	2,601	1,820	6,623	514	182	11,740	5,071	717	19,086	730	516	26,120
2012	2,736	2,516	8,625	592	237	14,706	4,566	696	18,902	657	594	25,415
2013	2,989	3,077	10,585	668	264	17,583	4,739	658	19,588	685	658	26,328
2014	3,108	3,471	11,651	728	291	19,249	4,697	718	19,972	698	677	26,762
2015	2,911	3,470	12,925	793	358	20,457	4,324	562	20,742	766	740	27,134
2016	3,028	3,432	13,690	909	355	21,414	4,225	573	21,302	781	759	27,640

The following table presents calendar-year annual housing starts information in the United Kingdom, derived from reports published by D&G Consulting, a consulting and research firm, (units in thousands):

Housing Construction
	Private Housing		Public Housing
Period	Annual	% Change	Actual	% Change
Actual Data
2011	100	N/A	34	N/A
2012	104	4%	32	(6)%
2013	102	(2)%	32	—%
2014	110	8%	29	(9)%
2015	129	17%	37	28%
2016	129	—%	31	(16)%
Forecast Data
2017	142	10%	27	(13)%
2018	150	6%	25	(7)%
2019	155	3%	25	—%
According to Catalina Research, a consulting and research firm, total United States residential cabinet demand is expected to increase annually from 2014 to 2019. Projections include growth rates for the stock, semi-custom and custom cabinet markets, which are presented in the table below:

Cabinet Market Annual Growth Rates
Period	Stock	Semi-Custom(1)	Custom	Overall
Annual Data
2011	10.3%	(7.7)%	(10.4)%	0.4%
2012	(4.9)%	10.0%	5.3%	1.7%
2013	28.9%	5.7%	6.3%	17.0%
2014	16.6%	(15.6)%	(10.0)%	2.3%
2015	13.9%	11.5%	21.6%	14.0%
2016	10.0%	5.9%	14.3%	9.3%
Annual Data - Forecast
2017	7.8%	3.9%	(1.0)%	5.7%
2018	8.1%	4.6%	2.1%	6.5%
2019	8.7%	5.6%	3.1%	7.3%
(1)We operate primarily in the semi-custom cabinet market.
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

•
the recent growth in the housing market has been predominately in new construction which has outpaced the growth in the residential remodeling and replacement sector; growth in the residential remodeling and replacement sector has been stagnated by uncertainty in the economy and the job market, although there have been favorable market indicators in the United States in recent months;

•	the recovery of the housing market has been slowed due to predominant growth of multi-family homes compared to mid- and higher priced single family homes;

•
programs in the United States such as Energy Star have improved customer awareness of the technological advances in window and door energy-efficiency, but the government has been reluctant to enforce stricter energy standards;

•
foreign currency rates in the United Kingdom and other European nations have changed significantly relative to the United States Dollar due in part to voter approval of a referendum in June 2016 for the United Kingdom to potentially exit the

European Union, referred to as Brexit, a separation which will take several years to negotiate, if effected, as well as other international unrest or uncertainties;

•
commodity prices have fluctuated in recent years, and to the extent we cannot pass this cost to our customers, this impacts the cost of critical materials used in our manufacturing processes such as resin, which affects margins related to our vinyl extrusion products; oil products such as butyl, which affects our insulating glass products; and aluminum, wood and silicone products used by our other businesses; and

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

•	exit unprofitable service lines or customer relationships.
Business Segments
We currently have three reportable business segments: (1) North American Engineered Components segment (“NA Engineered Components”), comprised of four operating segments primarily focused on the fenestration market in North America manufacturing vinyl profiles, insulating glass ("IG") spacers, screens & other fenestration components; (2) European Engineered Components segment (“EU Engineered Components”), comprised of our United Kingdom-based vinyl extrusion business, manufacturing vinyl profiles and conservatories, and the European insulating glass business manufacturing IG spacers; and (3) North American Cabinet Components segment (“NA Cabinet Components”), comprised of Woodcraft, our cabinet door and components business, and two wood plants transferred from the NA Engineered Components segment. We maintain a grouping called Unallocated Corporate & Other which includes transaction expenses, stock-based compensation, long-term incentive awards based on the performance of our common stock and other factors, certain severance and legal costs not deemed to be allocable to the segments, depreciation of corporate assets, interest expense, other, net, income taxes and inter-company eliminations. Other corporate office general and administrative costs are allocated to the reportable business segments, based upon a relative measure of profitability in order to more accurately reflect each reportable business segment's administrative costs. We allocate corporate expenses to businesses acquired mid-year from the date of acquisition. We did not change the presentation of our historical corporate expense allocations related to the plant moves in 2017 as the impact would not have been significant. The accounting policies of our operating segments are the same as those used to prepare our accompanying consolidated financial statements. Financial information specific to each segment is located in Note 18, "Segment Information" of the accompanying financial statements in this Annual Report on Form 10-K.
Our Strengths
We believe our strengths include design expertise, new technology development capability, customer service, just-in-time delivery systems, high quality manufacturing, the ability to generate unique patented products and participation in industry and governmental advocacy.

Raw Materials and Supplies
We purchase a diverse range of raw materials, which include PVC resin, epoxy resin, butyl, titanium dioxide (TiO2) desiccant powder, silicone and EPDM rubber compounds, coated and uncoated aluminum sheet and wood (both hardwood and softwood).  These raw materials are generally available from several suppliers at market prices. We may enter into sole sourcing arrangements with our suppliers from time to time if we believe we can realize beneficial savings, but only after we have determined that the vendor can reliably supply our raw material requirements. These sole sourcing arrangements generally have termination clauses to protect us if a sole sourced vendor could not provide raw materials timely and on economically feasible terms. We believe there are other qualified suppliers from which we could purchase raw materials and supplies.
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
We compete against a range of small and mid-size metal, vinyl and wood products suppliers, wood molding companies, and the in-house operations of customers who have vertically integrated fenestration operations. We also compete against IG spacer manufacturing firms. IG systems are used in numerous end markets including residential housing, commercial construction, solar panels, appliances and transportation vehicles, but we primarily serve the residential housing market. Competition is largely based on regional presence, custom engineering, product development, quality, service and price. Primary competitors include, but are not limited to, Veka, Deceuninck, Energi, Vision Extrusions, GED Integrated Solutions, Technoform, Swiss Spacer, Thermix, RiteScreen, Allmetal, and Endura. Competitors in the vinyl extrusion business in the United Kingdom include Epwin, Veka, Synseal, Eurocell and others. Primary competitors in the cabinet door business in the United States include Conestoga, Decore-ative Specialties, Northern Contours and others.
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
Sales Backlog
Given the short lead times involved in our business, we have a relatively low backlog, approximately $20 million as of October 31, 2017. The criteria for revenue recognition has not been met with regard to sales backlog, and therefore, we have not recorded revenue or deferred revenue pursuant to these sales orders.  If these sales orders result in a sale, we will record revenue during fiscal 2018 in accordance with our revenue recognition accounting policy.

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
Service Marks, Trademarks, Trade Names, and Patents
Our federally registered trademarks or service marks include QUANEX, QUANEX and design, "Q" design, TRUSEAL TECHNOLOGIES, DURASEAL, DURALITE, SOLARGAIN EDGE TAPE, ENVIROSEALED WINDOWS, EDGETHERM, COLONIAL CRAFT, EDGETECH, ECOBLEND, SUPER SPACER, TSS, TRUE WARM, E & Design, QUIET EDGE, HEALTH SMART WINDOWS, ENERGY WISE WINDOWS, DESI-ROPE, 360 and design, INTELLICLIP, SUSTAINAVIEW, MIKRON, MIKRONWOOD, MIKRONBLEND, MIKRON BLEND and design, ENERGYCORE, FUSION INSULATED SYSTEM, AIRCELL, SUPERCOAT, SUPERCAP, STYLELOCK, STYLELOCK and design, K2 MIKRON and design, HOMESHIELD, HOMESHIELD and design, STORM SEAL, and TENON. We consider the following marks, design marks and associated trade names to be valuable in the conduct of our business: HOMESHIELD, COLONIAL CRAFT, TRUSEAL TECHNOLOGIES, EDGETECH, MIKRON, WOODCRAFT and QUANEX. Through HLP, we hold a number of registered designs, patents and trademarks registered in the United Kingdom, which include: MODLOK, LINIAR, SUPERCUT, and various other trademarks and patents which are pending approval. Generally, our business does not depend on patent protection, but patents obtained with regard to our vinyl extrusion products and processes, fabricated metal components and IG spacer products business remain a valuable competitive advantage over other building products manufacturers. We obtain patent protection for various dies and other tooling created in connection with the production of customer-specific vinyl profile designs and vinyl extrusions. Our fabricated metal components business obtains patent protection for its thresholds. Our window sealant business unit relies on patents to protect the design of several of its window spacer products. Although we hold numerous patents, the proprietary process technology that has been developed is also considered a source of competitive advantage.
Research and Development
In general, we expense research and development costs as incurred. We devote time, effort and expense to: (1) custom- engineer products for specific customer applications; (2) develop superior, proprietary process technology; and (3) partner with customers to develop new products. In addition, we may acquire businesses with patented technology in order to expand our product offerings. Historically, we have partnered with several universities to help fund new product applications which may benefit our business.
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

Safety and Environmental Policies
For many years, we have maintained compliance policies that are designed to help protect our workforce, to identify and reduce the potential for job-related accidents, and to minimize liabilities and other financial impacts related to worker safety and environmental issues. These policies include extensive employee training and education, as well as internal policies embodied in our Code of Business Conduct and Ethics. We have a Director of Environmental, Health and Safety and maintain a company-wide committee, comprised of leaders from across the organization, which meets regularly to discuss safety issues and drive safety improvements. We plan to continue to focus on safety in particular as a core strategy to improve our operational efficiency and financial performance.
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
Environmental Compliance Costs
From time to time, we incur routine expenses and capital expenditures associated with compliance with existing environmental regulations, including control of air emissions and water discharges, and plant decommissioning costs. We have not incurred any material expenses or capital expenditures related to environmental matters during the past three fiscal years, and do not expect to incur a material amount of such costs in fiscal 2018. While we will continue to have future expenditures related to environmental matters, any such amounts are impossible to reasonably estimate at this time. Based upon our experience to date, we do not believe that our compliance with environmental requirements will have a material adverse effect on our operations, financial condition or cash flows.
Employees
As of October 31, 2017, we had 3,954 employees. Of these employees, 3,336 were domiciled in the United States, 548 in the United Kingdom, and 70 in Germany.
Geographic Information
Our manufacturing facilities and all long-lived assets are located in the United States, United Kingdom, and Germany. Financial information specific to each geographic area is included in Note 18, "Segment Information," to the accompanying financial statements contained elsewhere in this Annual Report on Form 10-K.
For Investors
We periodically file or furnish documents to the Securities and Exchange Commission (SEC), including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports as required. These reports are also available free of charge from the Investor Relations Section of our website at http://www.quanex.com, as soon as reasonably practicable after we file such material or furnish it to the SEC. As permitted by the SEC rules, we post relevant information on our website. However, the information contained on our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report.
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
We purchase from outside sources significant amounts of raw materials, such as butyl, titanium dioxide, vinyl resin, aluminum, steel, silicone and wood products for use in our manufacturing facilities. Because we do not have long-term contracts for the supply of many of our raw materials, their availability and price are subject to market fluctuation and may be subject to curtailment or change. Any of these factors could affect our ability to timely and cost-effectively manufacture products for our customers.
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
We evaluate our goodwill and indefinite-lived intangible assets at least annually to determine whether we must test for impairment. In making this assessment, we must use judgment to make estimates of future operating results and appropriate residual values. Actual future operating results and residual values associated with our operations could differ significantly from these estimates, which may result in an impairment charge in a future period, resulting in a decrease in net income from operations in the year of the impairment, as well as a decline in our recorded net worth. We recorded a goodwill impairment charge in 2016 and could record future impairment charges. Goodwill totaled $222.2 million at October 31, 2017. The results of goodwill impairment testing is described in the accompanying notes to the audited financial statements, Note 6, "Goodwill and Intangible Assets" included elsewhere in this Annual Report on Form 10-K.
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
Following the UK’s vote to leave the EU, the value of the British Pound Sterling immediately declined and has remained at relatively low levels, stabilizing somewhat during 2017, although well below pre-Brexit levels. If the value of the British Pound Sterling remains at current levels, the resulting unfavorable exchange rate may negatively affect the value of our operations and businesses located in the UK, as translated to our reporting currency, the United States Dollar, in accordance with US GAAP, which may reduce the revenue and earnings we report. For more information with respect to Exchange Rate risk applicable to us, please see Part 2 Item 7A. "Market Risk Disclosures" elsewhere in this Annual Report on Form 10-K. Continued weakness in the British Pound Sterling may also result in the imposition of a price increase by EU-based suppliers to our UK businesses, as those suppliers seek to compensate for the diminished value of the British Pound Sterling as compared to the European Euro.
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
Certain of our businesses or product lines are largely dependent on a relatively few large customers. For example, the revenues of our United States vinyl business declined significantly in 2017 as a result of shedding less profitable business with one such OEM. Although we believe we have an extensive customer base, if we were to lose one of these large customers or if such customer were to materially reduce its purchases as a result of vertical integration, supplier diversification, or a shift in regional focus, our revenue, general financial condition and results of operations could be adversely affected.

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
We have, on occasion, found flaws and deficiencies in the manufacturing, design, testing or installation of our products, which may result from a product defect, a defect in a component part provided by our suppliers, or as a result of the product being installed incorrectly by our customer or an end user. The failure of products before or after installation could result in litigation or claims by our customers or other users of the products, or in the expenditure of costs related to warranty coverage, claim settlement, or customer accommodation. In addition, we are currently party to certain legal claims related to a commercial sealant product, and there is no assurance that we will prevail on those claims. We may be required to expend legal fees, expert costs, and other costs associated with defending the claims and/or lawsuits. We may elect to enter into legal settlements or be forced to pay any judgments that result from an adverse court decision. Any such settlements, judgments, fees and/or costs could negatively impact our profitability, results of operations, cash flows and financial condition.

Our insurance coverage may be inapplicable or inadequate to cover certain liabilities, and our insurance policies may exclude coverage for certain products.

While we maintain a robust insurance program that is reasonably designed to cover our known and unknown risks, there is no assurance that our insurance carriers will voluntarily agree to cover every potential liability, or that our insurance policies include limits large enough to cover all liabilities associated with our business or products. In addition, coverage under our insurance policies may be unavailable in the future for certain products. For example, during the recent renewal of our insurance program, our insurance carriers excluded future coverage of a product line we no longer manufacture or sell. If our insurers refuse to cover claims, in whole or in part, or if we exhaust our available insurance coverage at some point in the future, then we might be forced to expend legal fees and settlement or judgement costs, which could negatively impact our profitability, results of operations, cash flows and financial condition.
Risks Associated with Investment in Quanex Securities
Our corporate governance documents or the provisions of Delaware law may delay or preclude a business acquisition or divestiture that stockholders may consider to be favorable, which might result in a decrease in the value of our common shares.
Our certificate of incorporation and bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us without the consent of our Board of Directors. These provisions include restrictions on the ability of our stockholders to remove directors and supermajority voting requirements for stockholders to amend our organizational documents, a classified Board of Directors, and limitations on action by our stockholders by written consent. Shareholders ratified certain amendments, which were presented by our Board at our 2016 annual meeting, to our Certificate of Incorporation that are designed to declassify director elections and lower our supermajority voting thresholds. In addition, our Board of Directors has the right to issue preferred stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer. Although we believe these provisions protect our stockholders from coercive or otherwise unfair takeover tactics, and thereby provide for an opportunity for us to receive a higher bid by requiring potential acquirers to negotiate with our Board of Directors, these provisions apply even if the offer may be considered beneficial by some stockholders.
We have the ability to issue additional equity securities, which would lead to dilution of our issued and outstanding common stock.
We are authorized to issue, without stockholder approval, 1,000,000 shares of preferred stock, no par value, in one or more series, which may give other stockholders dividend, conversion, voting, and liquidation rights, among other rights, which may be superior to the rights of holders of our common stock. The issuance of additional equity securities or securities convertible into equity securities would result in dilution of existing stockholders' equity interests. Our Board of Directors has no present intention to issue any such preferred shares, but has the right to do so in the future. In addition, we were authorized, by prior stockholder approval, to issue up to 125,000,000 shares of our common stock, $0.01 par value per share, of which 37,508,877 were issued at October 31, 2017. These authorized shares can be issued, without stockholder approval, as securities convertible into either common stock or preferred stock.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
The following table lists our principal properties by location, general character and use as of October 31, 2017. These properties are owned by us, unless indicated otherwise.

Location	Character & Use of Property
Executive Offices
Houston, Texas (Lease expires 2023)	Executive corporate office
NA Engineered Components Segment
Rice Lake, Wisconsin	Fenestration products
Chatsworth, Illinois	Fenestration products
Richmond, Indiana	Fenestration products
Akron, Ohio (Lease expires 2026)	Adhesive research and administrative offices
Richmond, Kentucky	Vinyl and composite extrusions
Winnebago, Illinois	Vinyl extrusions
Kent, Washington (Lease expires 2020)	Vinyl and composite extrusions
Dubuque, Iowa (Lease expires 2018)	Fenestration products
Cambridge, Ohio (Lease expires 2021)	Flexible spacer and solar adhesives
Dallas, Texas ( Lease expires 2022)	Screens for windows and doors
Sacramento, California (Lease expires 2021)	Screens for windows and doors
Des Moines, Iowa (Lease expires 2019)	Screens for windows and doors
Phoenix, Arizona (Lease expires 2018)	Screens for windows and doors
Denver, Colorado (Lease expires 2020)	Screens for windows and doors
Paris, Illinois (Lease expires 2018)	Screens for windows and doors
Parkersburg, West Virginia (Lease expires 2022)	Screens for windows and doors
Fontana, California (Lease expires 2019)	Screens for windows and doors
Perrysburg, Ohio (Lease expires 2019)	Screens for windows and doors
Olympia, Washington (Lease expires 2024)	Division executive offices
Chehalis, Washington (Lease expires 2019)	Screens for windows and doors
Durham, North Carolina (Lease expires 2021)	Division executive offices
EU Engineered Components Segment
Denby, United Kingdom (Leases expire 2027 & 2037)	Vinyl and composite extrusions
Alfreton, United Kingdom (Lease expires 2022)	Vinyl and composite extrusions
Coventry, United Kingdom	Flexible and rigid spacer
Heinsberg, Germany (Lease expires 2025)	Flexible spacer
Burnley, United Kingdom (Lease expires 2018)	Flexible and rigid spacer
NA Cabinet Components Segment
Bowling Green, Kentucky	Hardwood components for kitchen and bath
Conover, North Carolina (Lease expires 2018)	Hardwood doors for kitchen and bath
Foreston, Minnesota	Hardwood components for kitchen and bath
Greenville, Pennsylvania	Hardwood components for kitchen and bath
Middlefield, Ohio (Leases expire 2017 & 2019)	Hardwood components for kitchen and bath
Orwell, Ohio	Hardwood doors for kitchen and bath
St. Cloud, Minnesota	Hardwood doors & components for kitchen and bath
Bashor, Kansas (Lease expires 2018)	Engineered wood products for kitchen and bath
Moorefield, West Virginia (Lease expires 2026)	Engineered wood products for kitchen and bath
Wahpeton, North Dakota	Engineered wood products for kitchen and bath
Molalla, Oregon	Hardwood & engineered products for kitchen & bath
Luck, Wisconsin	Wood products
Mounds View, Minnesota (Lease expires 2021)	Fenestration and wood products
We maintain leases in Greenville, Texas; and Yakima, Washington; and Lansing, Kansas, which expire in 2020, 2021, and 2017, respectively, related to locations which were closed as a result of restructuring activities. See Note 1, "Nature of Operations, Basis of Presentation and Significant Accounting Policies - Restructuring" to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
We believe our operating properties are in good condition and well maintained, and are generally suitable and adequate to carry on our business. In fiscal 2017, our facilities operated at approximately 58% of capacity.

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

We regularly review with legal counsel the status of all ongoing proceedings, and we maintain insurance against these risks to the extent deemed prudent by our management and to the extent such insurance is available.  However, there is no assurance that we will prevail in these matters or that our insurers will accept full coverage of these matters, and we could, in the future, incur judgments, enter into settlements of claims, or revise our expectations regarding the outcome or insurability of matters we face, which could materially impact our results of operations.

We have been and are currently party to multiple claims, some of which are in litigation, relating to alleged defects in a commercial sealant product that was manufactured and sold during the 2000's. One such piece of litigation went to trial during fiscal 2017, with the parties ultimately settling the matter during trial, with no material impact to our business, financial condition, results of operations or cash flows. In addition, other claims related to this commercial sealant product have been filed and are proceeding. While we believe that our product was not defective and that we would prevail in these commercial sealant product claims if taken to trial, the timing, ultimate resolution and potential impact of these claims is not currently determinable. Nevertheless, after taking into account all currently available information, including our defenses, the advice of our counsel, and the extent and currently-expected availability of our existing insurance coverage, we believe that the eventual outcome of these commercial sealant claims will not have a material adverse effect on our overall financial condition, results of operations or cash flows, and we have not recorded any accrual with regard to these claims.

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

	NX Stock Price		Cash Dividends
Period	High	Low	Declared
Quarter ended October 31, 2017	$23.60	$18.55	$0.04
Quarter ended July 31, 2017	22.65	18.95	0.04
Quarter ended April 30, 2017	21.40	17.45	0.04
Quarter ended January 31, 2017	21.90	15.41	0.04
Quarter ended October 31, 2016	20.99	15.63	0.04
Quarter ended July 31, 2016	20.99	17.44	0.04
Quarter ended April 30, 2016	19.43	15.33	0.04
Quarter ended January 31, 2016	$21.66	$17.09	$0.04
The terms of our credit facilities as of October 31, 2017 include a limitation on annual dividend payments of $10.0 million.
There were approximately 2,097 holders of our common stock (excluding individual participants in securities positions listings) on record as of December 8, 2017.

Equity Compensation Plan Information

The following table summarizes certain information regarding equity compensation to our employees, officers and directors under equity compensation plans as of October 31, 2017:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,178,620	$17.44	1,522,056
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

Stock Performance Graph
The following chart represents a comparison of the five year total return of our common stock to the Standard & Poor’s 500 Index (S&P 500), the Russell 2000 Index, and a peer group index selected by us, which includes companies offering similar products and services to ours. Following our execution of various strategic initiatives, we made changes to our peer group index for fiscal 2017 in order to ensure that it continues to reflect an appropriate comparison to our business. To that end, we eliminated three companies from the fiscal 2016 (“old”) peer group (Builders FirstSource Inc., Eagle Materials Inc., and Nortek, Inc.), and added three companies to the fiscal 2017 (“new”) peer group (AAON, Inc., Patrick Industries Inc., and PGT Innovations, Inc.). The “new” peer group includes AAON Inc., American Woodmark Corp, Apogee Enterprises Inc., Continental Building Products Inc., LCI Industries (formerly known as Drew Industries, Inc.), Gibraltar Industries Inc., Griffon Corporation, Louisiana-Pacific Corp., Masonite International, NCI Building Systems Inc., Patrick Industries Inc., PGT Innovations, Inc., Ply Gem Holdings Inc., Simpson Manufacturing Company Inc., Trex Company Inc., and Universal Forest Products Inc.

INDEXED RETURNS	For the Years Ended
Company Name / Index	10/31/2012	10/31/2013	10/31/2014	10/31/2015	10/31/2016	10/31/2017
Quanex Building Products Corporation	$100	$90.74	$103.03	$97.92	$85.32	$115.76
S&P 500 Index	$100	$127.18	$149.14	$156.89	$163.97	$202.72
Russell 2000 Index	$100	$136.28	$145.05	$145.53	$151.52	$193.72
New Peer Group	$100	$129.68	$135.20	$156.60	$182.54	$245.75
Old Peer Group	$100	$126.60	$134.30	$143.55	$165.54	$225.55

Item 6. Selected Financial Data.
The following table presents selected historical consolidated financial and operating data for the periods shown. The selected consolidated financial data as of October 31, 2017, 2016, 2015, 2014 and 2013 and for each of the fiscal years then ended was derived from our audited consolidated financial statements for those dates and periods, adjusted for discontinued operations, as indicated. The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Fiscal Years Ended October 31,
	2017(1)	2016(1)(2)(3)(4)	2015(5)	2014(6)(7)	2013(8)
	(Dollars in thousands, except per share data)
Consolidated Statements of Income
Net sales	$866,555	$928,184	$645,528	$595,384	$554,867
Cost and expenses:
Cost of sales (excluding depreciation and amortization)	672,162	710,644	499,097	464,584	419,733
Selling, general and administrative	97,981	114,910	86,536	82,150	98,969
Restructuring charges	4,550	529	—	—	—
Depreciation and amortization	57,495	53,146	35,220	33,869	53,521
Asset impairment charges	—	12,602	—	505	1,465
Operating income (loss)	34,367	36,353	24,675	14,276	(18,821)
Non-operating income (expense):
Interest expense	(9,595)	(36,498)	(991)	(562)	(621)
Other, net	730	(5,479)	(531)	92	170
Income (loss) from continuing operations before income taxes	25,502	(5,624)	23,153	13,806	(19,272)
Income tax (expense) benefit	(6,819)	3,765	(7,539)	(5,468)	6,888
Income (loss) from continuing operations	18,683	(1,859)	15,614	8,338	(12,384)
Income (loss) from discontinued operations, net of taxes	—	—	479	20,896	681
Net income (loss)	$18,683	$(1,859)	$16,093	$29,234	$(11,703)
Basic earnings (loss) per common share:
Basic earnings (loss) from continuing operations	$0.55	$(0.05)	$0.46	$0.22	$(0.34)
Basic earnings (loss) from discontinued operations	—	—	0.01	0.57	0.02
Basic earnings (loss) per share	$0.55	$(0.05)	$0.47	$0.79	$(0.32)
Diluted earnings (loss) per common share:
Diluted earnings (loss) from continuing operations	$0.54	$(0.05)	$0.46	$0.22	$(0.34)
Diluted earnings (loss) from discontinued operations	—	—	0.01	0.56	0.02
Diluted earnings (loss) per share	$0.54	$(0.05)	$0.47	$0.78	$(0.32)
Cash dividends declared per share	$0.16	$0.16	$0.16	$0.16	$0.16
Other Financial & Operating Data
Cash provided by operating activities	$78,554	$86,418	$67,087	$20,778	$43,519
Cash (used for) provided by investing activities	(41,124)	(282,103)	(160,144)	74,124	(59,687)
Cash (used for) provided by financing activities	(45,412)	196,371	(4,581)	(24,459)	(4,869)
Acquisitions, net of cash acquired	8,497	245,904	131,689	5,161	22,096
Capital expenditures	$34,564	$37,243	$29,982	$33,779	$37,931
Selected Consolidated Balance Sheet Data at Year End
Cash and cash equivalents	$17,455	$25,526	$23,125	$120,384	$49,734
Total assets	773,879	780,353	565,516	517,113	571,815
Long-term debt, excluding current portion	218,184	259,011	53,767	586	701
Total liabilities	$367,032	$412,522	$170,221	$96,193	$155,621

(1)
In 2017 and 2016, we incurred $4.6 million and $0.5 million, respectively, of restructuring costs associated with the closure of several plant facilities. See Note 1, "Nature of Operations, Basis of Presentation and Significant Accounting Policies - Restructuring," included elsewhere in this Annual Report on Form 10-K.

(2)
In November 2015, we acquired Woodcraft, a manufacturer of cabinet doors and other components to OEMs in the kitchen and bathroom cabinet industry. The results of operations of Woodcraft including revenue of $223.4 million and net income of $4.1 million have been included in our consolidated operating results since the date of acquisition, November 2, 2015.

(3)
In July 2016, we refinanced our credit facility resulting in a $3.1 million prepayment call premium fee, a charge of $8.1 million of unamortized deferred financing fees and a charge of $5.5 million of unamortized original issuer’s discount. See Note 8, "Debt and Capital Lease Obligations" included elsewhere in this Annual Report on Form 10-K.

(4)	In October 2016, we recorded a goodwill impairment charge of $12.6 million associated with our United States vinyl extrusion business.

(5)
In June 2015, we acquired HLP, a vinyl profile extruder with operations located in the United Kingdom. The results of operations of HLP include revenue of $42.3 million and net income of $1.5 million for the period June 15, 2015 through October 31, 2015.

(6) In April 2014, we sold Nichols Aluminum, LLC. Accordingly, the related assets and liabilities were reported as discontinued operations in the consolidated balance sheets for the applicable periods presented, and the related operating results, including the gain on the sale, are reported as discontinued operations, net of tax, in the consolidated statements of income (loss) presented, as applicable.
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
Our Business
We manufacture components for original equipment manufacturers in the building products industry. These components can be categorized as window and door (fenestration) components and kitchen and bath cabinet components. Examples of fenestration components include (1) energy-efficient flexible insulating glass spacers, (2) extruded vinyl profiles, (3) window and door screens, and (4) precision-formed metal and wood products. In addition, we provide certain other non-fenestration components and products, which include solar panel sealants, trim moldings, vinyl decking, fencing, water retention barriers, and conservatory roof components. We use low-cost production processes and engineering expertise to provide our customers with specialized products for their specific window, door, and cabinet applications. We believe these capabilities provide us with unique competitive advantages. We serve a primary customer base in North America and the United Kingdom, and also serve customers in international markets through our operating plants in the United Kingdom and Germany, as well as through sales and marketing efforts in other countries.
We continue to invest in organic growth initiatives and have completed several targeted business acquisitions in recent years. We intend to continue to pursue business acquisitions that allow us to expand our existing fenestration and cabinet component footprint, enhance our product offerings, provide new complementary technology, enhance our leadership position within the markets we serve, and expand into new markets or service lines. We have disposed of non-core businesses in the past, and continue to evaluate our business portfolio to ensure that we are investing in markets where we believe there is potential future growth.
We currently have three reportable business segments: (1) North American Engineered Components segment (“NA Engineered Components”), comprised of four operating segments primarily focused on the fenestration market in North America manufacturing vinyl profiles, IG spacers, screens & other fenestration components; (2) European Engineered Components segment (“EU Engineered Components”), comprised of our United Kingdom-based vinyl extrusion business, manufacturing vinyl profiles and conservatories, and the European insulating glass business manufacturing IG spacers; and (3) North American Cabinet Components segment (“NA Cabinet Components”), comprised of the North American cabinet door and components business acquired in November 2015, and two wood-manufacturing plants that were transferred from the NA Engineered Components segment during 2017 in order to better align our wood-related products under a common management team. The results of operations and net assets associated with the plant moves is reflected for all applicable periods presented in the accompanying discussion of “Results of Operations” and is further described at Note 18, "Segment Information", in the accompanying financial statements. We maintain a grouping called Unallocated Corporate & Other, which includes transaction expenses, stock-based compensation, long-term incentive awards based on performance of our common stock and other factors, certain severance and legal costs not allocable to our operating segments, depreciation of corporate assets, interest expense, other, net, income taxes and inter-segment eliminations. Other corporate general and administrative costs have been allocated to the reportable business segments, based upon a relative measure of profitability in order to more accurately reflect each reportable business segment's administrative costs. We allocate corporate expenses to businesses acquired mid-year from the date of acquisition. No change in historical corporate expense allocation has been made to reflect the plant moves noted above as the impact would not have been significant. The accounting policies of our operating segments are the same as those used to prepare our accompanying consolidated financial statements. The following table summarizes corporate general and administrative expense allocated during the years ended October 31, 2017, 2016 and 2015:

	Years ended October 31,
	2017	2016	2015
	(In thousands)
NA Engineered Components	$9,327	$10,487	$9,638
EU Engineered Components	3,392	3,814	2,109
NA Cabinet Components	4,239	4,767	—
Unallocated Corporate & Other	—	—	5,776
Allocable general and administrative expense	$16,958	$19,068	$17,523
Notable Items
In an effort to focus on protecting margins and improving cash flows, we previously announced a strategy to stop manufacturing $65.0 million to $85.0 million of business, thereby reducing our sales volume with certain low-margin customers. During 2017, we have rationalized capacity and closed two United States vinyl plants and two cabinet door plants, relocating assets to improve overall operational efficiency. We have incurred $4.6 million of expense associated with these restructuring efforts during fiscal 2017, and have recognized $6.2 million of accelerated depreciation and amortization associated with related assets.
On October 31, 2017, we sold our interest in the net assets of a wood-flooring business to a private equity investor for $0.6 million in cash, and a long-term receivable totaling $1.2 million (payable over a five-year term). We recorded a loss on the transaction of $1.8 million, including deal costs. The transaction is subject to a working capital adjustment.
On February 20, 2017, we entered into a $16.6 million capital lease arrangement with a related party to purchase a new manufacturing facility in the United Kingdom, as further described in Note 8, "Debt and Capital Lease Obligations," to the accompanying consolidated financial statements contained elsewhere herein.
On November 2, 2015, we acquired Woodcraft, a manufacturer of cabinet doors and other components to OEMs in the kitchen and bathroom cabinet industry. We paid $245.9 million in cash, resulting in goodwill totaling $113.7 million. For additional details of this acquisition, see Note 2, "Acquisitions and Dispositions," to the accompanying consolidated financial statements contained elsewhere herein.
On June 15, 2015, we acquired HLP, an extruder of vinyl lineal products and manufacturer of other plastic products incorporated and registered in England and Wales, for $131.7 million in cash, net of cash acquired, $7.7 million of debt assumed and contingent consideration of $10.3 million, resulting in goodwill of approximately $61.3 million. The agreement contains an earn-out provision which is calculated as a percentage of earnings before interest, tax and depreciation and amortization for a specified period, as defined in the purchase agreement. Pursuant to this earn-out provision, the former owner selected the twelve-month period ended July 31, 2016 as the measurement period for the earn-out calculation. On November 7, 2016, we paid $8.5 million pursuant to this earn-out agreement, as further described in Note 2, "Acquisitions and Dispositions," to the accompanying consolidated financial statements contained elsewhere herein.
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
Housing starts and window shipments in the United States have increased in recent years. The NAHB has forecasted calendar-year housing starts (excluding manufactured units) at1.2 million units in 2016 and 2017; increasing to 1.3 million units in 2018, reflecting increasing consumer confidence and a healthier economy. Ducker indicated that window shipments in the R&R market are expected to increase to 27.6 million units in 2016, 28.1 million units in 2017, 28.8 million units in 2018 and 29.3 million units in 2019, and new construction window shipments are forecasted to increase at a higher pace. Derived from reports published by Ducker, the overall growth in window shipments for the trailing twelve-month period ended September 30, 2017 was 2.9%. During this period, growth in new construction increased 5.2%, while growth in R&R activity increased 1.2%. Growth in new construction continues to outpace the growth in R&R, with a greater portion of the new construction growth associated with multi-family housing.

Our HLP business is largely focused on the sale of vinyl house systems under the trade name “Liniar” to smaller window manufacturers in the United Kingdom. HLP is one of the larger providers of vinyl extruded product in the United Kingdom in terms of volume shipped. Similar to our domestic business, management evaluates the fenestration market in the United Kingdom using published reports by D&G Consulting, a consulting and research firm, with regard to forecasts of housing starts in the public and private sectors and window shipments. Currently, the United Kingdom is experiencing a shortage in affordable housing, with rising demand due in part to a growing immigrant population. HLP’s current primary customers are smaller window fabricators, as opposed to the larger OEMs that comprise a large portion of the North American market. These manufacturers seek the quality and technology of the specific products identified by the Liniar trade name. In addition, HLP services non-fenestration markets including the manufacture of roofing for conservatories, vinyl decking and vinyl water retention barriers used for landscaping. We believe there are growth opportunities within these markets in the United Kingdom and potential synergies which may enable us to sell complementary products.
Woodcraft manufactures kitchen and bathroom cabinet doors and components, amongst other products, using a variety of woods from traditional hardwoods to engineered wood products. Currently, Woodcraft sells all of its products in the United States, so domestic housing starts and R&R activity constitute the primary drivers of this business as well. We also utilize industry publications to evaluate the wood markets and commodity trends. Although NAHB forecasts indicate expected continued growth in the United States housing market, much of this anticipated growth is in new construction for multi-family dwellings, or rental properties, which is not the primary market for Woodcraft’s products. In recent years, forecasts project increased growth in single family homes. The cabinet door market is stratified as follows: stock (low-cost, low-variations), semi-custom (more customized, just-in-time manufacturing, higher price point) and custom (precise customer specifications, just-in-time manufacturing, high-end price point). Woodcraft's primary market is semi-custom.
Our business is seasonal, particularly our fenestration business, as inclement weather during the winter months tends to slow down construction, particularly as related to “outside of the house” construction. To some extent, we believe our kitchen and bathroom cabinet door business lessens the impact of seasonality on our operating results, as the cabinet business is “inside of the house” and less susceptible to weather. However, significant weather events do disrupt the construction industry. Hurricanes Harvey and Irma impacted the Southern United States during August and September of 2017. Although our operating plants were not directly impacted, several of our customers were impacted directly, as well as indirectly, as some skilled laborers relocated to the region for construction jobs. From a longer-term perspective, the rebuilding efforts from these storms may spur additional growth in construction during fiscal 2018 and beyond.
We are impacted by regulation of energy standards. Although the United States government has been less aggressively pursuing higher energy efficiency standards in recent years, other countries have implemented higher energy efficiency standards which should bode well for our fenestration-related business in these markets, particularly our warm-edge spacer products.
We utilize several commodities in our business for which pricing can fluctuate, including polyvinyl resin (PVC), petroleum products, aluminum, TIO2, silicone and wood. For the majority of our customers and critical suppliers, we have price adjusters in place which effectively share the base pass-through price changes for these commodities with our customers commensurate with the market at large. Our long-term exposure to these price fluctuations is somewhat mitigated due to the contractual component of the adjuster program. However, these adjusters are not in place with all customers, and there is a level of exposure to such volatility due to the lag associated with the timing of price updates in accordance with our customer agreements.
In July 2016, the United Kingdom voted to exit the European Union (commonly referred to as “Brexit”), which has impacted the valuation of the British Pound Sterling relative to other currencies used in our business, including our reporting currency, the United States Dollar. Although the British Pound Sterling relative to the United States Dollar appears to have stabilized during fiscal 2017, the Pound remains well below the pre-Brexit level, and some general market uncertainty remains in the United Kingdom. Although we do not know the long-term effects of this change, there has been some impact on our results of operations to date (primarily foreign currency translation).
The global economy remains uncertain due to currency devaluations, political unrest, terror threats, and even the political landscape in the United States. These and other macro-economic factors have impacted the global financial markets, which may have contributed to significant changes in foreign currencies. We continue to monitor our exposure to changes in exchange rates.
We remain optimistic about our growth prospects in the near-term and believe our restructuring efforts in fiscal 2017 will enhance our financial performance and cash flow generation in fiscal 2018 and beyond.

Comparison of the fiscal years ended October 31, 2017 and 2016
This table sets forth our consolidated results of operations for the twelve-month periods ended October 31, 2017 and 2016.

	For the Years Ended October 31,
	2017		2016		2017 vs. 2016
	Amounts	% of Sales	Amounts	% of Sales	$ Change	Variance %
	(Dollars in millions)
Net sales	$866.6	100%	$928.2	100%	$(61.6)	(7)%
Cost of sales (excluding depreciation and amortization)	672.2	78%	710.6	77%	(38.4)	5%
Selling, general and administrative	98.0	11%	114.9	12%	(16.9)	15%
Restructuring charges	4.5	1%	0.5	—%	4.0	(800)%
Depreciation and amortization	57.5	7%	53.2	6%	4.3	(8)%
Asset impairment charges	—	—%	12.6	1%	(12.6)	(100)%
Operating income	34.4	4%	36.4	4%	(2.0)	(5)%
Interest expense	(9.6)	(1)%	(36.5)	(4)%	26.9	74%
Other, net	0.7	—%	(5.5)	(1)%	6.2	113%
Income tax (expense) benefit	(6.8)	(1)%	3.7	—%	(10.5)	284%
Net income (loss)	$18.7	2%	$(1.9)	—%	$20.6	(1,084)%
Our operating results for the twelve months ended October 31, 2017 and 2016 include the contributions of Woodcraft acquired on November 2, 2015. Our year-over-year results by reportable segment follow.
Changes Related to Operating Income by Reportable Segment:
NA Engineered Components

	For the Years Ended October 31,
	2017	2016	$ Change	Variance %
	(Dollars in millions)
Net sales	$474.9	$538.3	$(63.4)	(12)%
Cost of sales (excluding depreciation and amortization)	357.8	399.2	(41.4)	10%
Selling, general and administrative	52.9	62.1	(9.2)	15%
Restructuring charges	3.6	0.4	3.2	(800)%
Depreciation and amortization	34.3	29.8	4.5	(15)%
Asset impairment charges	—	12.6	(12.6)	(100)%
Operating income	$26.3	$34.2	$(7.9)	(23)%
Operating income margin	6%	6%
Net Sales. Net sales decreased $63.4 million, or 12%, for the twelve months ended October 31, 2017 compared to the same period in 2016. On a year-over-year basis, we experienced a $66.4 million decrease in sales attributable to volume, an increase of $5.4 million related to surcharges for commodities used in our business, primarily resin and aluminum, and a decrease of $2.4 million attributable to price. The significant decrease in volume was anticipated with regard to our previously-announced plan to shed low-margin business associated with our United States vinyl business, although the transition of this volume to other suppliers was at a quicker pace than originally expected. In addition, $2.4 million of the decrease was associated with poor performance of our wood-flooring business which was sold on October 31, 2017. The overall decrease in volume is significantly offset by a corresponding decrease in cost of goods sold including purchases of raw materials used in our manufacturing process and labor, thereby mitigating some of the negative impact on our operating margins. We continue to align our cost structure to counter the effects of the anticipated volume reduction.
Cost of Sales. The cost of sales decreased $41.4 million, or 10%, for the twelve months ended October 31, 2017 compared to the same period in 2016. This decrease correlates with a 12% decrease in revenues for the respective period. Overall material and labor costs decreased year-over-year, directly related to the lower sales volume, and cost saving measures to align the labor force in light of the decreased volume. In addition, freight and repair and maintenance costs declined, and fixed cost savings were realized due to restructuring efforts in 2017. Consolidated gross margin for the segment declined year-over-year primarily due to the mix of products produced and sold during 2017 compared to 2016, particularly at our United States vinyl operations, and lower volume of solar edge tape sales for our insulating glass business.
Selling, General and Administrative. Our selling, general and administrative expenses decreased by $9.2 million, or 15%, for the twelve months ended October 31, 2017 compared to the same period in 2016. Of this decrease, $1.2 million represents a decline in the amount of corporate costs allocated to the segment year-over-year, reflecting an overall decline in such corporate office costs. The remainder of the difference is primarily associated with lower headcount following restructuring efforts at our United States vinyl operations, lower incentive accruals based on financial performance, and lower professional fees. Partially offsetting these declines in expense is a loss on the sale of our wood-flooring business of $1.8 million in October 2017, and normal salary and employee benefit costs inflation.
Restructuring Charges. Restructuring charges of $3.6 million represent equipment and inventory moving costs incurred in conjunction with the announced closure of two vinyl extrusion plants in the United States, and other related costs including facility lease expense, severance and employee benefit costs.
Depreciation and Amortization. Depreciation and amortization expense increased $4.5 million for the twelve months ended October 31, 2017 compared to the same period in 2016 primarily due to a change in estimate regarding the remaining service lives for assets associated with the restructuring efforts noted above, resulting in incremental depreciation of $3.2 million, and a change in estimate related to certain intangible assets resulting in incremental amortization of $1.6 million. Incremental depreciation expense associated with property, plant and equipment placed in service during the twelve months ended October 31, 2017, was more than offset by the run-off of depreciation expense associated with existing assets and disposals during this period.
Asset Impairment Charges. We recorded an asset impairment charge of $12.6 million in 2016 which represents the write-off of the remaining goodwill asset associated with our United States vinyl extrusion business. We did not incur an asset impairment charge during 2017.
EU Engineered Components

	For the Years Ended October 31,
	2017	2016	$ Change	Variance %
	(Dollars in millions)
Net sales	$148.0	$150.2	$(2.2)	(1)%
Cost of sales (excluding depreciation and amortization)	104.9	104.5	0.4	—%
Selling, general and administrative	20.6	23.2	(2.6)	11%
Depreciation and amortization	8.8	9.3	(0.5)	5%
Operating income	$13.7	$13.2	$0.5	4%
Operating income margin	9%	9%
Net Sales. Net sales decreased $2.2 million, or 1%, when comparing the twelve months ended October 31, 2017 to the same period in 2016. This decrease is entirely attributable to a $10.7 million negative impact associated with changes in foreign exchange rates. Excluding the foreign exchange impact, revenue increased $8.5 million, of which $8.6 million related to volume, partially offset by a slight decrease in price of $0.1 million. The volume improvement reflects favorable market growth despite the intentional shed of some lower margin customers at HLP.
Cost of Sales. The cost of sales increased $0.4 million, year-over-year compared to a decrease in revenue for these periods. Excluding the impact of foreign exchange rate changes as noted above, the increase in cost of goods sold reflects higher material costs, due in part to volume, but also due to higher cost of commodities such as resin and silicone. In addition, margins were impacted during 2017 at HLP due to some inefficiencies caused by delays transitioning to the new warehouse.
Selling, General and Administrative. Our selling, general and administrative expense decreased $2.6 million for the twelve months ended October 31, 2017 compared to the same period in 2016. The decrease reflects a $0.4 million decline in costs allocated from corporate in 2017, as well as lower selling and marketing costs, lower incentive accruals based on earnings, and the impact of foreign exchange rate changes.
Depreciation and Amortization. Depreciation and amortization expense decreased $0.5 million for the twelve months ended October 31, 2017 compared to the same period in 2016, primarily attributable to the effect of foreign exchange rate changes as well as the timing of new property, plant and equipment placed in service during the twelve months ended October 31, 2017, less the run-off of depreciation expense associated with existing assets and disposals during the period.

NA Cabinet Components

	For the Years Ended October 31,
	2017	2016	$ Change	Variance %
	(Dollars in millions)
Net sales	$248.8	$248.1	$0.7	—%
Cost of sales (excluding depreciation and amortization)	213.3	213.3	—	—%
Selling, general and administrative	16.6	15.8	0.8	(5)%
Restructuring charges	0.9	0.1	0.8	(800)%
Depreciation and amortization	13.9	13.5	0.4	(3)%
Operating income	$4.1	$5.4	$(1.3)	(24)%
Operating income margin	2%	2%
Net Sales. Net sales increased $0.7 million for the twelve months ended October 31, 2017 compared to the same period in 2016. On a year-over-year basis, we experienced a $0.7 million increase in sales attributable to higher volume, an increase of $2.4 million in revenues associated with pricing, offset by a $2.4 million decrease in revenue associated with lower wood surcharges. The increase in volume reflects market growth of approximately 5%, some new customers, higher-than-expected spot sales, and incremental volume of $1.1 million associated with the two plants transferred from the NA Engineered Components segments. These volume increases are partially offset by volume lost as a result of restructuring efforts that included the closure of a plant in Mexico in October 2016 and a plant in Kansas in September 2017, as well as the previously-announced plan to shed less profitable business. The decrease in revenue associated with wood surcharges represents the change in the price of wood used in our business and the timing lag associated with our contractual ability to pass this cost to our customers.
Cost of Sales. The cost of sales remained consistent at $213.3 million for the years ended October 31, 2017 and 2016. However, the results for 2016 include a charge of $2.3 million related to purchase accounting (step-up and turn of inventory acquired) which did not occur in 2017. Excluding this item, cost of sales increased $2.3 million, or 1%, year-over-year. Margins in 2017 reflect a more favorable product mix, but were negatively impacted by some labor inefficiency, higher health insurance and benefit costs, less favorable material pricing and inventory adjustments and reserves. Overall, cost of sales reflects changes in sales volume and product mix.
Selling, General and Administrative. Our selling, general and administrative expense increased $0.8 million, or 5%, for the twelve months ended October 31, 2017 as compared to the same period in 2016, despite a $0.5 million decrease in allocated corporate costs during this period. The overall $1.3 million increase reflects some additional administrative headcount, normal wage inflation, and higher medical insurance and employee benefit costs year-over-year.
Restructuring Charges. Restructuring charges of $0.9 million represent equipment moving and other related costs associated with the Mexican plant closure effected in October 2016 and a Kansas plant closure effected in September 2017.
Depreciation and Amortization. Depreciation and amortization expense increased $0.4 million for the twelve months ended October 31, 2017 compared to the same period in 2016. Of this increase, $0.2 million was associated with accelerated depreciation of assets at the Kansas plant, closed in September 2017. The incremental depreciation and amortization expense associated with property, plant and equipment placed into service during the twelve months ended October 31, 2017, slightly exceeded the run-off of depreciation expense associated with existing assets and disposals during this period.
Unallocated Corporate & Other

	For the Years Ended October 31,
	2017	2016	$ Change	Variance %
	(Dollars in millions)
Net sales	$(5.1)	$(8.4)	$3.3	39%
Cost of sales (excluding depreciation and amortization)	(3.8)	(6.4)	2.6	(41)%
Selling, general and administrative	7.9	13.8	(5.9)	43%
Depreciation and amortization	0.5	0.6	(0.1)	17%
Operating loss	$(9.7)	$(16.4)	$6.7	41%
Net Sales. Net sales for Unallocated Corporate & Other represents the elimination of inter-segment sales for the twelve months ended October 31, 2017 and 2016. The change between periods reflects the amount of inter-segment sales (primarily between NA Engineered Components and EU Engineered Components related to a change in the terms of a royalty agreement in 2017).
Cost of Sales. Cost of sales for Corporate & Other consists of the elimination of inter-segment profit in inventory and changes in the LIFO reserve adjustments and other costs. The change for the twelve-month periods ended October 31, 2017 and 2016 of $2.6 million was primarily related to the elimination of inter-segment sales and a decrease in the LIFO reserve of $0.3 million in 2016.
Selling, General and Administrative. Our selling, general and administrative expenses decreased $5.9 million, for the twelve months ended October 31, 2017 compared to the same period in 2016, despite a $2.1 million decrease in the amount of corporate expense allocated to the operating segments in 2017 compared to 2016. Therefore, the overall decrease in selling, general and administrative expenses is $8.0 million. Of this amount, a net decrease of $4.7 million relates to transaction costs, as the prior year included $5.2 million associated with the Woodcraft acquisition. The remainder of the difference relates primarily to lower professional fees as we received $4.0 million of insurance reimbursement in 2017 for legal fees incurred defending an alleged product defect claim. We also recorded lower incentive accruals based on financial performance. These decreases were partially offset by normal wage inflation and higher medical insurance and benefit costs.
Depreciation and Amortization. Depreciation and amortization expense decreased $0.1 million, or 17%, for the twelve months ended October 31, 2017 compared to the same period in 2016, reflecting the run-off of depreciation during 2016 primarily related to computer software, hardware and licensing. Relatively few new assets were placed in service at corporate during the twelve months ended October 31, 2017.
Changes related to Non-Operating Items:
Interest Expense. Interest expense decreased $26.9 million for the twelve months ended October 31, 2017 compared to the same period in 2016. Of this amount, $16.7 million was attributable to the write-off of unamortized deferred financing fees, original issuer’s discount and a 1% prepayment penalty associated with the July 2016 refinance and retirement of our Term Loan B and asset-based lending facilities. This facility was replaced with a Term Loan A and revolving credit facility with significantly lower interest rates. The relative outstanding balances under our credit facilities has decreased at October 31, 2017 compared to October 31, 2016 due to net repayments. The weighted average interest rate for borrowings outstanding for the twelve months ended October 31, 2017 was 2.95% compared with 5.26% for the twelve months ended October 31, 2016.
Other, net. The change in other net of $6.2 million for the twelve months ended October 31, 2017 compared to the same period in 2016 relates to foreign exchange gains and losses. In 2017, we recorded a gain of $0.7 million and for 2016 we recorded a loss of $5.5 million, largely associated with an unhedged foreign currency position with regard to the borrowings to fund the HLP transaction, as well as net foreign exchange losses associated with our other foreign operations.
Income Taxes. We recorded income tax expense of $6.8 million for the twelve months ended October 31, 2017, an effective rate of 26.7%. The effective rate for 2017 was impacted by a $1.0 million discrete benefit associated with a change in the statutory deferred tax rate in the United Kingdom from 19% to 17% over the next three years. We recorded an income tax benefit of $3.7 million, an effective rate of 66.9%, for the twelve months ended October 31, 2016. The effective rate for 2016 was impacted by a discrete benefit of $0.8 million for the R&D credit which was made permanent in December 2015. However, this rate was also impacted by permanent items, and the foreign tax rate differential, as a greater percentage of our taxable income for fiscal 2016 was derived from our foreign operations, primarily in the United Kingdom, a jurisdiction with a lower statutory tax rate than the United States.

Comparison of the fiscal years ended October 31, 2016 and 2015
This table sets forth our consolidated results of operations for the twelve-month periods ended October 31, 2016 and 2015.

	For the Years Ended October 31,
	2016		2015		2016 vs. 2015
	Amounts	% of Sales	Amounts	% of Sales	$ Change	Variance %
	(Dollars in millions)
Net sales	$928.2	100%	$645.5	100%	$282.7	44%
Cost of sales (excluding depreciation and amortization)	710.6	77%	499.1	77%	211.5	(42)%
Selling, general and administrative	114.9	12%	86.5	13%	28.4	(33)%
Restructuring charges	0.5	—%	—	—%	0.5	(100)%
Depreciation and amortization	53.2	6%	35.2	5%	18.0	(51)%
Asset impairment charges	12.6	1%	—	—%	12.6	(100)%
Operating income	36.4	4%	24.7	4%	11.7	47%
Interest expense	(36.5)	(4)%	(1.0)	—%	(35.5)	3,550%
Other, net	(5.5)	(1)%	(0.5)	—%	(5.0)	1,000%
Income tax benefit (expense)	3.7	—%	(7.6)	(1)%	11.3	149%
(Loss) income from continuing operations	$(1.9)	—%	$15.6	2%	$(17.5)	(112)%
Income from discontinued operations	$—	—%	$0.5	—%	$(0.5)	(100)%
Net (loss) income	$(1.9)	—%	$16.1	2%	$(18.0)	(112)%
Our operating results for the twelve months ended October 31, 2016 and 2015 include the contributions of HLP since the date acquired, June 15, 2015. Our operating results for the year ended October 31, 2016 include the contributions of Woodcraft acquired on November 2, 2015. Our year-over-year results by reportable segment follow.

Changes Related to Operating Income (Loss) by Reportable Segment:
NA Engineered Components

	For the Years Ended October 31,
	2016	2015	$ Change	Variance %
	(Dollars in millions)
Net sales	$538.3	$534.0	$4.3	1%
Cost of sales (excluding depreciation and amortization)	399.2	411.2	(12.0)	3%
Selling, general and administrative	62.1	58.5	3.6	(6)%
Restructuring charges	0.4	—	0.4	(100)%
Depreciation and amortization	29.8	28.4	1.4	(5)%
Asset impairment charges	12.6	—	12.6	(100)%
Operating income	$34.2	$35.9	$(1.7)	(5)%
Operating income margin	6%	7%
Net Sales. Net sales increased $4.3 million, or 1%, for the twelve months ended October 31, 2016 compared to the same period in 2015. On a year-over-year basis, we experienced an $11.9 million increase in sales attributable to higher volume, partially offset by a decrease of $2.2 million in revenues associated with pricing and a decline of $5.4 million associated with reduced surcharges for commodities used in our business, primarily oil and resin. To a large extent, the increased volume at lower pricing was related to our vinyl extrusion business, as we had lost volume during the first quarter of 2015 with certain profiles for a large customer, and although this volume was replaced during 2016, the mix of earnings was at a lower average price. Our results continue to be impacted by reduced oil surcharges on our butyl-based products due to a dramatic decline in oil prices throughout 2015, remaining relatively low in 2016, as well as reduced surcharges for other materials used in our business including aluminum. The decrease in revenue associated with these surcharges is significantly offset by the decrease in the cost of the raw material used in our manufacturing process, resulting in minimal impact on operating margins.
Cost of Sales. The cost of sales decreased $12.0 million, or 3%, for the twelve months ended October 31, 2016 compared to the same period in 2015. Despite an increase in net sales for these periods, largely due to increased volume as discussed above, cost of sales decreased due to the following: lower year-over-year repair and maintenance costs for our vinyl extrusion business; reduced material costs attributable to lower commodity prices and renegotiated supplier agreements; more favorable inventory turns; and reduced freight cost. Labor costs were relatively flat on higher volume, reflecting some labor efficiencies, and lower worker's compensation insurance costs, partially offset by higher medical insurance costs.
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
Restructuring Charges. Restructuring charges of $0.4 million represent severance amounts incurred in conjunction with the announced closure of two vinyl extrusion plants in the United States, and other related severance costs. We substantially completed the plant closures during fiscal 2017 but have not sublet the facilities.
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
Asset Impairment Charges. We recorded an asset impairment charge of $12.6 million in 2016 which represents the write-off of the remaining goodwill asset associated with our United States vinyl extrusion business.

EU Engineered Components

	For the Years Ended October 31,
	2016	2015	$ Change	Variance %
	(Dollars in millions)
Net sales	$150.2	$93.6	$56.6	60%
Cost of sales (excluding depreciation and amortization)	104.5	72.3	32.2	(45)%
Selling, general and administrative	23.2	13.1	10.1	(77)%
Depreciation and amortization	9.3	5.0	4.3	(86)%
Operating income	$13.2	$3.2	$10.0	313%
Operating income margin	9%	3%
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
NA Cabinet Components
The NA Cabinet Components segment reflects the acquisition of Woodcraft as of November 2, 2015 (fiscal 2016), allocated corporate costs for 2016, and the activity of the two wood plants which were transferred from the NA Engineered Components segment, restated as operations of the NA Cabinet Component segment for the years ended October 31, 2016 and 2015.

	For the Years Ended October 31,
	2016	2015	$ Change	Variance %
	(Dollars in millions)
Net sales	$248.1	$26.4	$221.7	840%
Cost of sales (excluding depreciation and amortization)	213.3	21.8	191.5	(878)%
Selling, general and administrative	15.8	0.8	15.0	(1,875)%
Restructuring charges	0.1	—	0.1	(100)%
Depreciation and amortization	13.5	0.5	13.0	(2,600)%
Operating income	$5.4	$3.3	$2.1	64%
Operating income margin	2%	13%
Net Sales. Net sales increased $221.7 million in 2016 compared to 2015, primarily due to the contribution of Woodcraft of $223.4 million in 2016, partially offset by a $1.7 million decline in sales attributable to the transferred wood plants.

Cost of Sales. The cost of sales increased $191.5 million in 2016 compared to 2015, of which $193.6 million was contributed by Woodcraft, partially offset by a $2.1 million decline in cost of sales attributable to the transferred wood plants. The margin improvement at the plants reflects the mix of third-party sales and inter-company sales between years, as the inter-company activity eliminates in consolidation and does not provide gross margin.
Selling, General and Administrative. Our selling, general and administrative expense increased $15.0 million in 2016 compared to 2015, of which $15.0 million was contributed by Woodcraft, with a slight increase in expense related to the transferred wood plants. The Woodcraft contribution includes $4.8 million of allocated corporate costs.
Restructuring Charges. The restructuring costs reflect severance and profit-sharing expense accrued related to the Mexican plant which was closed effective October 31, 2016, excluding $0.6 million of such profit-sharing costs included as a liability through purchase accounting.
Depreciation and Amortization. Depreciation and amortization expense increased $13.0 million in 2016 compared to 2015, of which $12.9 million was contributed by Woodcraft, with a slight increase in expense associated with the transferred plants based on the timing of investments in capital expenditures and the normal run-off of depreciation expense.
Unallocated Corporate & Other

	For the Years Ended October 31,
	2016	2015	$ Change	Variance %
	(Dollars in millions)
Net sales	$(8.4)	$(8.5)	$0.1	1%
Cost of sales (excluding depreciation and amortization)	(6.4)	(6.2)	(0.2)	3%
Selling, general and administrative	13.8	14.1	(0.3)	2%
Depreciation and amortization	0.6	1.3	(0.7)	54%
Operating loss	$(16.4)	$(17.7)	$1.3	7%

Net Sales. Net sales for Unallocated Corporate & Other represents the elimination of inter-segment sales for the years ended October 31, 2016 and 2015. The change between periods reflects the amount of inter-segment sales (between NA Engineered Components and EU Engineered Components).

Cost of Sales. Cost of sales for Unallocated Corporate & Other consists of the elimination of inter-segment profit in inventory, changes in the LIFO reserve and other costs.

Selling, General and Administrative. Our selling, general and administrative expenses decreased $0.3 million, for the twelve months ended October 31, 2016 compared to the same period in 2015. The incremental amount of corporate expense allocated to the divisions for the respective periods was $7.3 million (based on the timing of the HLP and Woodcraft acquisitions, as expense related to HLP was only allocated for the period from June 15, 2015 to October 31, 2015, and no expense was allocated related to Woodcraft for the twelve months ended October 31, 2015). Adjusting for the incremental allocation, selling, general and administrative expense increased $7.0 million for the respective periods. Of this change, $2.8 million related to professional fees, $3.0 million related to stock-based compensation and long-term incentive accruals (primarily related to compensation expense recognized pursuant to performance share awards), with the remainder largely attributable to severance costs.

Depreciation and Amortization. Depreciation and amortization expense decreased $0.7 million, or 54%, for the twelve months ended October 31, 2016 compared to the same period in 2015, reflecting the run-off of depreciation during 2015 primarily related to computer software, hardware and licensing. Relatively few new assets were placed in service at corporate during the trailing twelve months ended October 31, 2016.

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
Income Taxes. We recorded an income tax benefit of $3.7 million for the twelve months ended October 31, 2016, an effective rate of 66.9%. We recorded income tax expense from continuing operations of $7.6 million, an effective rate of 32.6%, for the twelve months ended October 31, 2015, which included a discrete benefit of $0.8 million associated with the reversal of a liability for the tax benefit associated with an uncertain tax position. Excluding this discrete item, the effective tax rate would have been 36.0% for the twelve months ended October 31, 2015. The difference in the effective rates between these periods is primarily due to the foreign and United States tax rate differential, as the foreign tax rate is generally lower than the United States tax rate and a greater percentage of our taxable income was generated by the foreign operations. The overall change in the effective rate was also impacted by transaction costs and a change in the deferred rate. For additional details, see Note 11, "Income Taxes" included elsewhere within this Annual Report on Form 10-K.
Income from Discontinued Operations, Net of Tax. During the twelve months ended October 31, 2015, we recorded a gain on involuntary conversion of $0.5 million, net of tax, associated with the receipt of insurance proceeds from a fire experienced in 2013 at a facility of a discontinued operation.
Liquidity and Capital Resources
Overview
Historically, our principal sources of funds have been cash on hand, cash flow from operations, and borrowings under our credit facilities. As of October 31, 2017, we had $17.5 million of cash and equivalents, $220.7 million outstanding under our credit facilities, $5.3 million of outstanding letters of credit and $18.8 million outstanding under capital leases. We had $210.7 million available for use under the Credit Agreement at October 31, 2017.
On November 2, 2015, we acquired Woodcraft for $245.9 million in cash, net of cash acquired, subject to a working capital true-up and including certain holdbacks with regard to potential indemnity claims, as more fully described in the accompanying notes to consolidated financial statements (Note 2, “Acquisitions and Dispositions”).
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
On July 29, 2016, we refinanced and retired our Term Loan B and ABL credit facilities and entered into a $450.0 million credit agreement comprised of a $150.0 million Term Loan A and a $300.0 million revolving credit facility (collectively, the “Credit Agreement”), under which we borrowed $150.0 million and $150.0 million, respectively. The proceeds from the Credit Agreement, along with additional funding of $16.4 million of cash on hand, were used to repay outstanding borrowings under the Term Loan B and ABL credit facilities of $309.2 million, to pay a 1% prepayment call premium under the Term Loan B facility, to settle outstanding interest accrued under the prior facility, and to pay loan fees which totaled $2.8 million. In addition, we expensed $8.1 million to write-off unamortized deferred financing fees and $5.5 million of unamortized original issuer’s discount associated with the Term Loan B and ABL credit facilities. The Credit Agreement matures in 2021 (5-year term) and requires interest payments calculated, at our election and depending upon our Consolidated Leverage Ratio, at either a Base Rate plus an applicable margin (0.50% to 1.25%) or the LIBOR Rate plus an applicable margin (1.50% to 2.25%). We have included deferred financing fees of $2.8 million as a contra-liability account, and we are amortizing this balance straight-line over the term of the facility.
The weighted average interest rate of borrowings outstanding for the twelve-month periods ended October 31, 2017 and 2016 was 2.95% and 5.26%, respectively. We were in compliance with our debt covenants as of October 31, 2017. For additional details of the Credit Agreement, see "Item 1A. Risk Factors" included elsewhere within this Annual Report on Form 10-K.
Analysis of Cash Flow
The following table summarizes our cash flow results for the years ended October 31, 2017, 2016 and 2015:

	Year Ended October 31,
	2017	2016	2015
	(In millions)
Cash flows provided by operating activities	$78.6	$86.4	$67.1
Cash flows used for investing activities	$(41.1)	$(282.1)	$(160.1)
Cash flows (used for) provided by financing activities	$(45.4)	$196.4	$(4.6)
Operating Activities
Cash provided by operating activities decreased $7.8 million for the year ended October 31, 2017 compared to the year ended October 31, 2016. Despite an increase in net income, cash receipts and disbursements declined as a result of lower activity levels, primarily within our United States vinyl business. Although collection of receivables was favorable, investment in inventory levels grew due to a slower-than-expected busy season, which was exacerbated by the impact of the hurricanes in late 2017. Partially offsetting this decline was the collection of a tax receivable of $1.2 million and lower interest costs under our debt facilities. For the year ended October 31, 2016 compared to the year ended October 31, 2015, cash provided by operating activities increased $19.3 million. A portion of this increase is attributable to the activities of HLP and Woodcraft, acquired in June 2015 and November 2015, respectively. Excluding these acquisitions, our cash receipts increased due to an increase in sales, year-over-year, and more timely collection of receivables. In addition, we invested more in an inventory build in 2015 than in 2016 and we managed our inventory levels more efficiently in 2016. Partially offsetting the favorable operating cash flow derived from these items is a cash outflow related to interest on our debt.
Working capital was $85.3 million, $89.8 million and $70.0 million as of October 31, 2017, 2016 and 2015, respectively. Working capital remained fairly consistent despite the decrease in activity levels in 2017. For 2016, working capital was impacted by recent acquisitions, notably the Woodcraft acquisition in 2016, as funds were borrowed to complete the transaction and to pay interest associated with the debt, offsetting favorable cash flow from operations. A decrease in cash on hand in 2015 reflected the use of cash to purchase HLP and to acquire our own treasury stock through our share repurchase program.
Investing Activities
Cash used for investing activities decreased $241.0 million in 2017 compared to 2016, as the 2016 results included an incremental $237.4 million greater investment in acquisitions, as $245.9 million was incurred in 2016 related to the Woodcraft acquisition and only $8.5 million was paid in 2017 associated with the HLP earn-out. In addition, we invested an incremental $2.7 million in capital equipment in 2016 relative to 2017. For 2016, cash used for investing activities increased $122.0 million compared to 2015. Of this amount, cash used for acquisitions increased $114.2 million reflecting the Woodcraft acquisition in 2016 compared with $131.7 million used in 2015 to acquire HLP. An incremental increase in cash used to invest in capital expenditures year-over-year was $7.3 million, partially offset by a net decrease of $1.3 million associated with the receipt of insurance proceeds, and a net inflow of $0.8 million of proceeds from the sale of capital assets for these periods.
At October 31, 2017, we had firm purchase commitments of approximately $1.2 million for the purchase or construction of capital assets. We plan to fund these capital expenditures through cash from operations or borrowings under our revolving credit facility.

Financing Activities
Our cash used for financing activities for 2017 was $45.4 million and related primarily to repayment of borrowings under our Credit Agreement, payment of dividends of $5.5 million, partially offset by funds received from the issuance of common stock in settlement of stock option exercises of $8.0 million. For 2016, funds provided by financing activities included net debt borrowings of $209.7 million and cash received of $3.4 million from stock issuances, partially offset by cash paid for debt issuance costs of $11.4 million, cash paid for dividends of $5.5 million, and an incremental $0.2 million provided by other financing activities. For 2015, the net use of cash of $4.6 million reflected the use of $52.7 million to purchase treasury shares, and $5.5 million used to pay dividends, partially offset by net debt borrowings of $49.0 million and cash received of $5.1 million from stock issuances, with a remaining change of $0.5 million attributable to other financing activities.
Liquidity Requirements
Our strategy for deploying cash is to invest in organic growth opportunities, develop our infrastructure, make strategic acquisitions and pay cash dividends to our shareholders. We have historically invested cash and cash equivalents in commercial paper with terms of three months or less. To the extent we have excess cash which has not been applied to reduce our outstanding borrowings under our credit facilities, we intend to remain in commercial paper, highly rated money market funds, financial institutions and treasuries following a prudent investment philosophy. From time to time, to prepare for potential disruption in the money markets, we may temporarily move funds into operating bank accounts of highly-rated financial institutions to meet on-going operational liquidity requirements. We did not have any investments during the years ended October 31, 2017 and 2016. We maintain cash balances in foreign countries which totaled $9.0 million and $16.3 million as of October 31, 2017 and 2016. We do not intend to repatriate earnings of our foreign subsidiaries. However, we capitalized HLP with funds on hand and borrowings under our prior credit facility. We utilize cash flow from HLP to fund the operation in the United Kingdom and to repay a note arrangement implemented as part of the initial capitalization of the acquisition.
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
Senior Credit Facility
We maintain our $450.0 million Credit Agreement, comprised of a $150.0 million Term Loan A and a $300.0 million revolving credit facility, with Wells Fargo Bank, National Association, as Agent, Swingline Lender and Issuing Lender, and Bank of America, N.A. serving as Syndication Agent. The Credit Agreement has a five-year term, maturing on July 29, 2021, and requires interest payments calculated, at our election and depending upon our Consolidated Leverage Ratio, at either a Base Rate plus an applicable margin or the LIBOR Rate plus an applicable margin. At the time of the initial borrowing, the applicable rate was LIBOR + 2.00%. In addition, we are subject to commitment fees for the unused portion of the Credit Agreement. The applicable margin and commitment fees range from 0.70% to 2.55%, depending upon the type of loan and consolidated leverage ratio.
The term loan portion of the Credit Agreement requires quarterly principal payments on the last business day of each fiscal quarter in accordance with a stated repayment schedule. Required aggregate principal repayments totaling $15.0 million for the succeeding twelve-month period have been included in the accompanying consolidated balance sheet under the caption “Current Maturities of Long-term Debt.” No stated principal payments are required under the revolving credit portion of the Credit Agreement, except upon maturity. If our Consolidated Leverage Ratio is less than 2.25 to 1.00, then we are required to make mandatory prepayments of “excess cash flow” as defined in the agreement.
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
In addition to maintaining these financial covenants, the Credit Agreement also limits our ability to enter into certain business transactions, such as to incur indebtedness or liens, to acquire businesses or dispose of material assets, make restricted payments, pay dividends (limited to $10.0 million per year) and to conduct other transactions as further defined in the Credit Agreement. Substantially all of our domestic assets, with the exception of real property, are pledged as collateral for the Credit Agreement.
Contractual Obligations and Commercial Commitments
The following table summarizes our known contractual obligations and commitments as of October 31, 2017:

	Payments Due by Period
	Total	2018	2019-2020	2021-2022	Thereafter
Contractual Obligations:	(In thousands)
Long-term debt, including interest(1)(2)	$245,926	$26,873	$44,163	$174,890	$—
Capital leases(3)	18,764	1,798	2,393	1,473	13,100
Operating leases(4)	56,113	9,331	15,235	8,980	22,567
Unconditional purchase obligations(5)	11,929	11,929	—	—	—
Total contractual cash obligations(6)	$332,732	$49,931	$61,791	$185,343	$35,667

(1)	Interest on our long-term debt was computed using rates in effect at October 31, 2017.

(2)
Outstanding borrowings under the term loan A portion of the Credit Agreement requires quarterly principal payments with a balloon payment due in July 2021. Outstanding borrowings under the revolving credit facility portion of the Credit Agreement matures in July 2021 with no minimum principal payments due until maturity.

(3)	Capital leases include several related party capital lease arrangements at HLP, including the new warehouse acquired in February 2017.

(4)	Operating leases include facilities, light vehicles, forklifts, office equipment and other operating equipment.

(5)	The unconditional purchase obligations consist of commitments to buy miscellaneous parts, inventory, and expenditures related to capital projects in progress.

(6)	This table excludes tax reserves recorded in accordance with ASC Topic 740 “Income Taxes,” as we are unable to reasonably estimate the timing of future cash flows related to these reserves.
During fiscal 2018, we expect to contribute approximately $3.6 million to our pension plan to maintain our 100% funding threshold and meet our minimum contribution requirements. Pension contributions beyond 2018 cannot be determined since the amount of any contribution is heavily dependent on the future economic environment and investment returns on pension plan assets. Obligations are based on current and projected obligations of the plans, performance of the plan assets, if applicable, and the timing and amount of funding contributions. At October 31, 2017, we have recorded a long-term liability for deferred pension and postretirement benefits totaling $4.4 million. We believe the effect of the plans on liquidity is not significant to our overall financial condition.
Our supplemental benefit plan and deferred compensation plan liabilities fluctuate based on changes in the market value of certain equity securities, including our common stock. As of October 31, 2017, our liability under the supplemental benefit plan and the deferred compensation plan was approximately $3.4 million and $4.0 million, respectively.
The following table reflects other commercial commitments or potential cash outflows that may result from a contingent event.

	Amount of Commitment Expiration per Period
	Total	2018	2019-2020	2021-2022	Thereafter
Other Commercial Commitments:	(In thousands)
Standby letters of credit	$5,300	$5,300	$—	$—	$—

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as such term is defined in the rules promulgated by the SEC, that we believe would be material to investors and for which it is reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Effects of Inflation
Although inflation does impact the cost of raw materials, labor and overhead, we are generally able to recover this cost through pricing. The effect of price inflation in the United States in recent years has remained relatively low. Furthermore, inflation on labor rates has been relatively consistent when comparing 2017 to 2016. Therefore, we believe inflation has not had a significant effect on our earnings or financial position.
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
Allowance for Doubtful Accounts
We record trade accounts receivable at billed amounts, less an allowance for doubtful accounts. This allowance is established to estimate the risk of loss associated with our trade receivables which may arise due to the inability of our customers to pay or due to changes in circumstances. The allowance is maintained at a level that we consider appropriate based on factors that affect collectability, including: (a) historical trends of write-offs, recoveries and credit losses; (b) the credit quality of our customers; and (c) projected economic and market conditions. Different assumptions or changes in economic circumstances could result in changes to the allowance. Our historical bad debt expense has approximated 0.1% of sales for the years ended October 31, 2017, 2016 and 2015. If bad debt expense increased by 1% of net sales, the impact on operating results for these years would have been a decrease in net income of $6.4 million, an increase in net loss of $3.1 million, and a decrease in net income of $4.4 million, respectively.

Business Combinations - Contingencies We apply the acquisition method of accounting for business combinations in accordance with U.S. GAAP, which requires us to make use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the net assets and liabilities acquired. We use established valuation techniques and engage reputable valuation specialists to assist us with these valuations. However, there is a risk that we may not identify all pre-acquisition contingencies or that our estimates may not reflect the actual results when realized. We utilize a reasonable measurement period to record any adjustment related to the opening balance sheet (generally, less than one year). After the measurement period, changes to the opening balance sheet can result in the recognition of income or expense as period costs. To the extent these items stem from contingencies that existed at the balance sheet date, but are contingent upon the realization of future events, the cost is charged to expense at the time the future event becomes known. In November 2016, we settled an earn-out provision related to the HLP acquisition for $8.5 million. We used a probability-weighted estimate to value this liability, discounted using our incremental borrowing rate. We recognized the change in this liability as income/expense over time to reflect the time value of money and changes in the probability weighting as to when the former owner would elect a measurement period pay-out. If our purchase accounting estimates are not correct, or if we do not recognize contingent assets or liabilities accurately, we may incur losses.
Impairment or Disposal of Long-Lived Assets
Property, Plant and Equipment and Intangible Assets with Defined Lives
We make judgments and estimates in conjunction with the carrying value of our long-term assets, including property, plant and equipment, and identifiable intangibles. These judgments may include the basis for capitalization, depreciation and amortization methods and the useful lives of the underlying assets. In accordance with U.S. GAAP, we review the carrying values of these assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We determine that the carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value exceeds the sum of the undiscounted cash flows and after considering alternate uses for the asset, an impairment charge would be recorded in the period in which such review is performed. We measure the impairment loss as the amount by which the carrying amount of the long-lived asset exceeds its fair value. Fair value is determined by reference to quoted market prices in active markets, if available, or by calculating the discounted cash flows associated with the use and eventual disposition of the asset. Therefore, if there are indicators of impairment, we are required to make long-term forecasts of our future revenues and costs related to the assets subject to review. Forecasts require assumptions about demand for our products and future market conditions. Although there may be no indicators of impairment in the current period, unanticipated changes to assumptions or circumstances in future periods could result in an impairment charge in the period of the change. No impairment charges were incurred with regard to our property, plant and equipment for the years ended October 31, 2017, 2016 and 2015.
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
During October 2016 and continuing throughout 2017, we determined that a triggering event occurred which necessitated a review of our long-term assets as prescribed above (expected reduction in volume for our United States vinyl business and results below our forecasts for Woodcraft). Based on an undiscounted cash flow analysis, we determined that our property, plant and equipment and defined-lived intangible assets were not impaired. However, with regard to our United States vinyl business, we recorded a change in accounting estimate associated with shortening the remaining useful lives of certain property, plant and equipment to be retired as part of the announced closures of several plants. We recognized incremental depreciation expense of $4.4 million in 2017 as a result of the change in estimates. In addition, we shortened the life of several defined-lived intangible assets, which resulted in the recognition of incremental amortization expense of $1.9 million for the year ended October 31, 2017.

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
As of our annual testing date, August 31, 2017, we had five reporting units with goodwill balances: two reporting units included in our NA Engineered Components operating segment, two reporting units included in our EU Engineered Components operating segment, and one reporting unit included in our NA Cabinet Components operating segment. For the reporting units in our NA Engineered Components and our EU Engineered Components operating segments, we performed a qualitative assessment and determined that there were no indicators of impairment. Therefore, no additional goodwill impairment testing was deemed necessary for those units.  For the reporting unit included in our NA Cabinet Components operating segment, we performed the first step of the goodwill impairment test at July 31, 2017, as actual results for this unit were below forecasts, a potential indicator of impairment. We determined the fair value of this reportable unit exceeded its carrying value by approximately 6%. The test included the contribution of the two plants transferred from NA Engineered Components during 2017. At August 31, 2017, additional qualitative factors were considered and the step-one analysis was updated. The determined fair value of this reportable unit continued to exceed the carrying value by 5%.
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
In October 2016, we announced the closure of three operating plants, two related to our United States vinyl operations, and one related to our kitchen and bathroom cabinet door business in Mexico. We expensed $0.5 million pursuant to these restructuring efforts as of October 31, 2016, including an accrual for one-time severance cost of $0.4 million included in accrued liabilities in the accompanying consolidated balance sheet.  Our facility lease obligations were deemed to be at fair market value. In 2017, we incurred costs related to these plant closures including equipment moving costs, additional employee termination and severance costs, retirements and inventory adjustments, operating lease costs, accelerated amortization and depreciation costs, and equipment lease termination costs. In addition, we incurred costs related to the closure of a kitchen and bathroom cabinet door plant in Lansing, Kansas. Restructuring costs totaled $4.6 million for the year ended October 31, 2017. We continue to incur operating lease costs associated with the vinyl extrusion plants, and the Lansing, Kansas plant as we have not yet negotiated exit from these lease obligations.

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
Annually, we evaluate our tax positions to determine if there have been any changes in uncertain tax positions or if there has been a lapse in the statute of limitations with regards to such positions. During 2015, we reassessed and recognized our uncertain tax position with regard to our spin-off from our former parent in 2008, as a result of a no change letter received from the Internal Revenue Service in conjunction with an audit of our tax filings for the years ended October 31, 2012 and 2011. This recognition reduced the liability for uncertain tax positions by $4.1 million. Our liability for uncertain tax positions at October 31, 2017 and 2016 totaled $0.6 million and related to certain state tax items regarding the interpretation of tax laws and regulations.
We believe we will have sufficient taxable income in the future to fully utilize our unreserved deferred tax assets recorded as of October 31, 2017. There is a risk that our estimates related to the future use of loss carry forwards and our ability to realize our deferred tax assets may not come to fruition, and that the results could materially impact our financial position and results of operations. We have recorded the benefit associated with the “patent box” deduction in the United Kingdom with regard to our operations at HLP. We believe that it is more likely than not that our deduction with regard to this position would be sustained upon examination. In addition, we recorded the effect of a statutory change in the deferred tax rate from 19% to 17% in the United Kingdom in 2017 results, which provided a discrete tax benefit of $1.0 million during the period. Our deferred tax assets at October 31, 2017 and 2016 totaled $28.0 million and $35.3 million, respectively, against which we had recorded a valuation allowance of $1.3 million and $1.3 million, respectively.
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

Inventory
We record inventory at the lower of cost or market value. Inventories are valued using the first-in first-out (FIFO) and last-in first-out (LIFO) methods. We use the dollar-value link chain LIFO method, and the LIFO reserve is calculated on a consolidated basis in a single consolidated pool. We recorded a benefit associated with the change in the LIFO reserve of approximately $0.3 million for the year ended October 31, 2016 and less than $0.1 million for the year ended October 31, 2015. We did not record a LIFO reserve adjustment for the year ended October 31, 2017. When we integrate acquisitions into our business we may value inventory utilizing either the LIFO or FIFO basis. Fixed costs related to excess manufacturing capacity have been expensed in the period, and therefore, are not capitalized into inventory. Inventory quantities are regularly reviewed and provisions for excess or obsolete inventory are recorded primarily based on our forecast of future demand and market conditions. Significant unanticipated changes to our forecasts or changes in the net realizable value of our inventory would require a change in the provision for excess or obsolete inventory. For the years ended October 31, 2017, 2016 and 2015, our inventory reserves excluding the LIFO reserve, are approximately 5%, 6%, and 10% of gross inventory, respectively. Assuming an increase in obsolescence equal to 1% of gross inventory, net income would have been reduced by $0.7 million for the year ended October 31, 2017, net loss from continuing operations would have been increased by $0.3 million in 2016, and net income would have been reduced by $0.5 million for the year ended October 31, 2015.
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
The effects of the decrease in selected assumptions, assuming no changes in benefit levels and no amortization of gains or losses for the pension plans in fiscal 2017, is shown below:

	Increase in Projected Benefit Obligation	Increase in Net Periodic Benefit Cost
Changes in Assumptions:	(Dollar amounts in thousands)
1% decrease in discount rate	$5,169	$699
1% decrease in expected long-term rate of return on plan assets	N/A	$337
As of October 31, 2017, our projected benefit obligation (PBO) and accumulated benefit obligation (ABO) exceeded the fair value of the plan assets by $4.0 million and $3.1 million, respectively. As a comparison, our PBO and ABO exceeded the fair value of plan assets by $7.7 million and $6.5 million, respectively, as of October 31, 2016. During fiscal 2017, we contributed $3.6 million to the pension plan to continue to target a 100% funding threshold and to meet minimum contribution requirements. We expect to continue to fund at this level for fiscal 2018. Expected contributions are dependent on many variables, including the variability of the market value of the assets as compared to the obligation and other market or regulatory conditions. In addition, we take into consideration our business investment opportunities and our cash requirements. Accordingly, actual funding may differ greatly from current estimates.
Under U.S. GAAP, we are not required to immediately recognize the effects of a deviation between actual and assumed experience under our pension plan, or to revise our estimate as a result. This approach allows the favorable and unfavorable effects that fall within an acceptable range to be netted and disclosed as an unrecognized gain or loss. As of October 31, 2017 and 2016, a net actuarial loss of $5.2 million and $8.7 million, respectively, was included in our accumulated other comprehensive income (loss). There were no net prior service costs or transition obligations for the years ended October 31, 2017 and 2016. The effect on fiscal years after 2017 will depend on the actual experience of the plans.
Mortality assumptions used to determine the obligations for our pension plans are based on the RP-2006 base mortality table with MP-2017 mortality improvement scale.

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
We have granted other awards which are linked to the performance of our common stock, but will settle in cash rather than the issuance of shares of our common stock. The value of these awards fluctuates with changes in our stock price, with the resulting gains or losses reflected in the period of the change. We have recorded current and non-current liabilities related to these awards reflected in our consolidated balance sheets at October 31, 2017 and 2016, included elsewhere within this Annual Report on Form 10-K.
In addition, we have granted performance share awards which settle in cash and shares. These awards have vesting criteria based on a market condition (relative total shareholder return) and an internal performance condition (earnings per share growth). We utilize a Monte Carlo simulation model to value the market condition and our stock price on the date of grant to value the internal performance condition. We bifurcate the liability and equity portion of the awards (amounts expected to settle in cash and shares, respectively) and recognize expense ratably over the vesting period of three years. We estimate that the performance measures will be met and shares will vest at target until the year of settlement (third year of cliff vesting). For the year ended October 31, 2017, we expect 50,676 shares to vest, of which 25,338 will be settled in shares and 25,338 will be settled in cash.
Recent Accounting Pronouncements
In May 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-09, Compensation - Stock Compensation (Topic 718), which provides guidance as to when changes in share-based payment awards under Topic 718 should be accounted for as a modification of the award. Essentially, the changes should be considered a modification unless specific criteria are met. This guidance becomes effective for annual periods and interim periods within those annual periods, beginning after December 15, 2017. We will adopt this guidance in Fiscal 2019. We do not expect this guidance to have a material impact on our consolidated financial statements.
In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This update provides explicit guidance on how to present the service cost component and other components of net benefit cost in the income statement and allows only the service cost component of net benefit cost to be eligible for capitalization. The amendments in this update are effective for annual periods beginning after December 15, 2017. We anticipate adopting ASU 2017-07 in fiscal 2019 and are currently evaluating the impact on our consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350). This guidance simplifies the current two-step goodwill impairment test by eliminating the second step. Essentially, the entity would compare the fair value of a reporting unit with its carrying value amount and recognize an impairment charge for the amount by which the carrying value exceeds the fair value. The resulting loss would be limited to the amount of goodwill. This guidance also eliminates the requirement for a reporting unit with zero or negative carrying value to perform a qualitative assessment of goodwill and apply step-two of the goodwill impairment test if the qualitative assessment fails. Thus, the same impairment assessment will be applied to all reporting units (even if the carrying value is zero or negative). This guidance should be applied prospectively and becomes effective for public entities for the annual period, and interim periods within that year, beginning after December 15, 2019. We will adopt this guidance in Fiscal 2021. We are currently evaluating the impact that this guidance will have on our consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805), which provides clarity when determining whether a set of assets and activities constitutes a business. Specifically, if substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not deemed to be a business. This guidance becomes effective for public entities for annual periods beginning after December 15, 2017. We will adopt this guidance in Fiscal 2019. We are currently evaluating the impact that this guidance will have on our consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. This amendment is intended to reduce diversity in practice as to how certain cash receipts and cash payments are presented and classified in the statement of cash flows by providing guidance for several specific cash flow issues. This guidance becomes effective for fiscal years beginning after December 15, 2017 and, therefore, we will adopt this pronouncement in fiscal 2019. We are currently evaluating the impact of this pronouncement on our consolidated financial statements.
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
In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This amendment simplifies the subsequent measurement of inventories by replacing the lower of cost or market revaluation method with the lower of cost and net realizable value test. This guidance is applicable to all inventories measured using methods other than last-in first-out method and the retail inventory method. This guidance becomes effective for fiscal years beginning after December 15, 2016. We expect to adopt this pronouncement in fiscal 2018, with no material impact on our consolidated financial statements.
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

•
ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. This amendment provides technical corrections and improvements to guidance previously issued.

We expect to adopt this guidance in fiscal 2019. We are currently evaluating the impact on our consolidated financial statements and have begun collecting the population of revenues by contract type for further evaluation.
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
Interest Rate Risk
Our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Based upon the balances of the variable rate debt at October 31, 2017, a hypothetical 1.0% increase or decrease in interest rates could result in approximately $2.2 million of additional pre-tax charges or credit to our operating results. This sensitivity pertains primarily to our outstanding Term Loan A and revolving credit facility borrowings outstanding under the Credit Agreement as of October 31, 2017.
Foreign Currency Rate Risk
Our international operations have exposure to foreign currency rate risks, primarily due to fluctuations in the Euro, the British Pound Sterling and the Canadian Dollar. From time to time, we enter into foreign exchange contracts associated with our operations to manage a portion of the foreign currency rate risk.
The notional and fair market values of these positions at October 31, 2017 and 2016, were as follows:

		Notional as indicated		Fair Value in $
		October 31, 2017	October 31, 2016	October 31, 2017	October 31, 2016
Foreign currency exchange derivatives:		(In thousands)
Sell EUR, Buy USD	EUR	1,271	5,251	$24	$(79)
Sell CAD, Buy USD	CAD	320	186	1	1
Sell GBP, Buy USD	GBP	75	187	—	(1)
Buy EUR, Sell GBP	EUR	30	130	(1)	1
Buy USD, Sell EUR	USD	—	1	—	—
At October 31, 2017 and 2016, we held foreign currency derivative contracts hedging cross-border intercompany and commercial activity for our insulating glass spacer business. Although these derivatives hedge our exposure to fluctuations in foreign currency rates, we do not apply hedge accounting and therefore, the change in the fair value of these foreign currency derivatives is recorded directly to other income and expense in the accompanying consolidated statements of income (loss). To the extent the gain or loss on the derivative instrument offsets the gain or loss from the remeasurement of the underlying foreign currency balance, changes in exchange rates should have no effect. See Note 13, "Derivative Instruments", contained elsewhere herein this Annual Report on Form 10-K.
We currently have an unhedged foreign currency position associated with the debt borrowed to facilitate the HLP acquisition. For the year ended October 31, 2017, we recorded a foreign currency gain of $0.7 million, of which $0.5 million was realized.

For the year ended October 31, 2016, we recorded an unrealized loss of $5.2 million, partially offset by a realized gain of $0.2 million related to this foreign currency exposure.
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
From time to time, in the normal course of business, we may enter into firm price sales commitments with customers in which aluminum is an integral fabrication input. In an effort to protect cost of sales from the effects of changing prices of aluminum, we enter into firm price raw material purchase commitments, which are designated as "normal purchases" under Accounting Standards Codification Topic 815, "Derivatives and Hedging." As a result, firm price sales commitments are matched with firm price raw material purchase commitments so that changes in aluminum prices should have no effect. While we consider the derivative contracts to provide an economic hedge against changes in aluminum prices, the derivatives have not been designated as hedges in accordance with ASC 815 for accounting purposes. As such, any mark-to-market net gain or loss is recorded as a period cost with the offsetting amount reflected as an asset or liability on the balance sheet. During the year ended October 31, 2016, we incurred a gain of less than $0.1 million on a forward purchase contract with a notional amount of approximately 1.4 million pounds of aluminum. There are no contracts outstanding as of October 31, 2016, and there were no such contracts utilized during the years ended October 31, 2017 and 2015. For additional details, see Note 13, "Derivative Instruments," contained elsewhere herein this Annual Report on Form 10-K.

Item 8. Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS

Quanex Building Products Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Quanex Building Products Corporation

We have audited the accompanying consolidated balance sheets of Quanex Building Products Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of October 31, 2017 and 2016, and the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quanex Building Products Corporation and subsidiaries as of October 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of October 31, 2017, based on the criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 12, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ GRANT THORNTON LLP

Houston, Texas
December 12, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Quanex Building Products Corporation
We have audited the internal control over financial reporting of Quanex Building Products Corporation (a Delaware corporation) and subsidiaries (collectively, the “Company”) as of October 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended October 31, 2017, and our report dated December 12, 2017 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Houston, Texas
December 12, 2017

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2017 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on this assessment, management has concluded that, as of October 31, 2017, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles based on such criteria.
Grant Thornton LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 47.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED BALANCE SHEETS
As of October 31, 2017 and 2016

	October 31,
	2017	2016
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$17,455	$25,526
Accounts receivable, net of allowance for doubtful accounts of $333 and $251 (Note 3)	79,411	83,625
Inventories, net (Note 4)	87,529	84,335
Prepaid and other current assets	7,406	10,488
Total current assets	191,801	203,974
Property, plant and equipment, net of accumulated depreciation of $264,047 and $245,128 (Note 5)	211,131	198,497
Goodwill (Note 6)	222,194	217,035
Intangible assets, net (Note 6)	139,778	154,180
Other assets	8,975	6,667
Total assets	$773,879	$780,353
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$44,150	$47,781
Accrued liabilities (Note 7)	38,871	55,101
Income taxes payable (Note 11)	2,192	732
Current maturities of long-term debt (Note 8)	21,242	10,520
Total current liabilities	106,455	114,134
Long-term debt (Note 8)	218,184	259,011
Deferred pension and postretirement benefits (Note 9)	4,433	8,167
Deferred income taxes (Note 11)	21,960	18,322
Liability for uncertain tax positions (Note 11)	591	579
Other liabilities	15,409	12,309
Total liabilities	367,032	412,522
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, no par value, shares authorized 1,000,000; issued and outstanding - none	—	—
Common stock, $0.01 par value, shares authorized 125,000,000; issued 37,508,877 and 37,560,249 respectively; outstanding 34,838,134 and 34,220,496, respectively	375	376
Additional paid-in-capital	255,719	254,540
Retained earnings	225,704	214,047
Accumulated other comprehensive loss	(25,076)	(38,765)
Less: Treasury stock at cost, 2,670,743 and 3,339,753 shares, respectively	(49,875)	(62,367)
Total stockholders’ equity	406,847	367,831
Total liabilities and stockholders' equity	$773,879	$780,353
See notes to consolidated financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
For the Years Ended October 31, 2017, 2016 and 2015

	Year Ended October 31,
	2017	2016	2015
	(In thousands, except per share amounts)
Net sales	$866,555	$928,184	$645,528
Cost and expenses:
Cost of sales (excluding depreciation and amortization)	672,162	710,644	499,097
Selling, general and administrative	97,981	114,910	86,536
Restructuring charges	4,550	529	—
Depreciation and amortization	57,495	53,146	35,220
Asset impairment charges	—	12,602	—
Operating income	34,367	36,353	24,675
Non-operating (expense) income:
Interest expense	(9,595)	(36,498)	(991)
Other, net	730	(5,479)	(531)
Income (loss) from continuing operations before income taxes	25,502	(5,624)	23,153
Income tax (expense) benefit	(6,819)	3,765	(7,539)
Income (loss) from continuing operations	18,683	(1,859)	$15,614
Income from discontinued operations, net of tax of $0, $0, and $300, respectively	—	—	479
Net income (loss)	$18,683	$(1,859)	$16,093

Basic earnings (loss) per common share:
Earnings (loss) from continuing operations	$0.55	$(0.05)	$0.46
Earnings from discontinued operations	—	—	0.01
Basic earnings (loss) per share	$0.55	$(0.05)	$0.47

Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations	$0.54	$(0.05)	$0.46
Earnings from discontinued operations	—	—	0.01
Diluted earnings (loss) per share	$0.54	$(0.05)	$0.47

Weighted-average common shares outstanding:
Basic	34,230	33,876	33,993
Diluted	34,837	33,876	34,502

Cash dividends per share	$0.16	$0.16	$0.16

See notes to consolidated financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended October 31, 2017, 2016 and 2015

	Year Ended October 31,
	2017	2016	2015
	(In thousands)
Net income (loss)	$18,683	$(1,859)	$16,093
Other comprehensive income (loss):
Foreign currency translation adjustments gain (loss)	11,524	(26,838)	(3,595)
Change in pension from net unamortized gain (loss) (pretax)	3,462	(2,864)	(1,280)
Change in pension from net unamortized gain (loss) tax (expense) benefit	(1,297)	986	534
Total other comprehensive income (loss), net of tax	13,689	(28,716)	(4,341)
Comprehensive income (loss)	$32,372	$(30,575)	$11,752

See notes to consolidated financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Years Ended October 31, 2017, 2016 and 2015

	Common Stock				Accumulated	Treasury Stock		Total
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Shares	Amount	Stockholders’ Equity
	(In thousands, except share amounts)
Balance at October 31, 2014	37,632,032	$376	$249,600	$202,319	$(5,708)	(1,417,700)	$(25,667)	$420,920
Net income	—	—	—	16,093	—	—	—	16,093
Foreign currency translation adjustment	—	—	—	—	(3,595)	—	—	(3,595)
Change in pension from net unamortized loss (net of tax benefit of $534)	—	—	—	—	(746)	—	—	(746)
Common dividends ($0.16 per share)	—	—	—	(5,515)	—	—	—	(5,515)
Treasury shares purchased, at cost	—	—	—	—	—	(2,675,903)	(50,761)	(50,761)
Expense related to stock-based compensation	—	—	4,266	—	—	—	—	4,266
Stock options exercised	—	—	(282)	(719)	—	327,700	6,110	5,109
Tax benefit from share-based compensation	—	—	(283)	—	—	—	—	(283)
Restricted stock awards granted	—	—	(2,211)	—	—	118,800	2,211	—
Recognition of unrecognized tax benefit	—	—	—	10,003	—	—	—	10,003
Other	(22,469)	—	(153)	(43)	—	—	—	(196)
Balance at October 31, 2015	37,609,563	$376	$250,937	$222,138	$(10,049)	(3,647,103)	$(68,107)	$395,295
Net loss	—	—	—	(1,859)	—	—	—	(1,859)
Foreign currency translation adjustment	—	—	—	—	(26,838)	—	—	(26,838)
Change in pension from net unamortized loss (net of tax benefit of $986)	—	—	—	—	(1,878)	—	—	(1,878)
Common dividends ($0.16 per share)	—	—	—	(5,470)	—	—	—	(5,470)
Expense related to stock-based compensation	—	—	6,089	—	—	—	—	6,089
Stock options exercised	—	—	(106)	(637)	—	221,850	4,143	3,400
Tax benefit from share-based compensation	—	—	(146)	—	—	—	—	(146)
Restricted stock awards granted	—	—	(1,591)	(6)	—	85,500	1,597	—
Other	(49,314)	—	(643)	(119)	—	—	—	(762)
Balance at October 31, 2016	37,560,249	$376	$254,540	$214,047	$(38,765)	(3,339,753)	$(62,367)	$367,831
Net income	—	—	—	18,683	—	—	—	18,683
Foreign currency translation adjustment	—	—	—	—	11,524	—	—	11,524
Change in pension from net unamortized gain (net of taxes of $1,297)	—	—	—	—	2,165	—	—	2,165
Common dividends ($0.16 per share)	—	—	—	(5,516)	—	—	—	(5,516)
Expense related to stock-based compensation	—	—	5,189	—	—	—	—	5,189
Stock options exercised	—	—	(76)	(1,451)	—	507,660	9,480	7,953
Tax benefit from share-based compensation	—	—	(4)	—	—	—	—	(4)
Restricted stock awards granted	—	—	(1,752)	—	—	161,350	1,752	—
Performance share awards vested	—	—	(1,261)	—	—	—	1,261	—
Other	(51,372)	(1)	(917)	(59)	—	—	(1)	(978)
Balance at October 31, 2017	37,508,877	$375	$255,719	$225,704	$(25,076)	(2,670,743)	$(49,875)	$406,847
See notes to consolidated financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
For the Years Ended October 31, 2017, 2016 and 2015

	Year Ended October 31,
	2017	2016	2015
	(In thousands)
Operating activities:
Net income (loss)	$18,683	$(1,859)	$16,093
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	57,495	53,146	35,220
Loss (gain) on disposition of capital assets	1,528	(20)	495
Stock-based compensation	5,189	6,089	4,266
Deferred income tax	(112)	(8,469)	5,204
Excess tax benefit from share-based compensation	(248)	(136)	(60)
Charge for deferred loan costs and debt discount	—	16,022	—
Asset impairment charges	—	12,602	—
Gain on involuntary conversion	—	—	(1,263)
Other, net	1,741	339	(19)
Changes in assets and liabilities, net of effects from acquisitions:
Decrease in accounts receivable	5,378	796	2,668
(Increase) decrease in inventory	(3,240)	5,346	9,805
Decrease (increase) in other current assets	186	2,503	(1,304)
Decrease in accounts payable	(4,893)	(2,273)	(2,862)
(Decrease) increase in accrued liabilities	(8,497)	1,246	(576)
Increase (decrease) in income taxes	4,670	(365)	369
(Decrease) increase in deferred pension and postretirement benefits	(271)	588	(372)
Increase (decrease) in other long-term liabilities	1,382	956	(283)
Other, net	(437)	(93)	(294)
Cash provided by operating activities	78,554	86,418	67,087
Investing activities:
Acquisitions, net of cash acquired	(8,497)	(245,904)	(131,689)
Capital expenditures	(34,564)	(37,243)	(29,982)
Proceeds from disposition of capital assets	1,937	1,044	264
Proceeds from property insurance claim	—	—	1,263
Cash used for investing activities	(41,124)	(282,103)	(160,144)
Financing activities:
Borrowings under credit facility	53,500	634,800	117,000
Repayments of credit facility borrowings	(98,875)	(422,875)	(67,000)
Debt issuance costs	—	(11,435)	(496)
Repayments of other long-term debt	(2,722)	(2,185)	(1,020)
Common stock dividends paid	(5,516)	(5,470)	(5,515)
Issuance of common stock	7,953	3,400	5,109
Excess tax benefit from share-based compensation	248	136	60
Purchase of treasury stock	—	—	(52,719)
Cash (used for) provided by financing activities	(45,412)	196,371	(4,581)
Effect of exchange rate changes on cash and cash equivalents	(89)	1,715	379
(Decrease) increase in cash and cash equivalents	(8,071)	2,401	(97,259)
Cash and cash equivalents at beginning of period	25,526	23,125	120,384
Cash and cash equivalents at end of period	$17,455	$25,526	$23,125
See notes to consolidated financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations, Basis of Presentation and Significant Accounting Policies
Nature of Operations
Quanex Building Products Corporation is a component supplier to original equipment manufacturers (OEMs) in the building products industry. These components can be categorized as window and door (fenestration) components and kitchen and bath cabinet components. Examples of fenestration components include: (1) energy-efficient flexible insulating glass spacers, (2) extruded vinyl profiles, (3) window and door screens, and (4) precision-formed metal and wood products. We also manufacture cabinet doors and other components for OEMs in the kitchen and bathroom cabinet industry. In addition, we provide certain other non-fenestration components and products, which include solar panel sealants, trim moldings, vinyl decking, fencing, water retention barriers, and conservatory roof components. We have organized our business into three reportable business segments. For additional discussion of our reportable business segments, including the transfer of two wood-manufacturing plants from the NA Engineered Components segment to the NA Cabinet Component segment, see Note 18, "Segment Information." We use low-cost production processes and engineering expertise to provide our customers with specialized products for their specific window, door, and cabinet applications. We believe these capabilities provide us with unique competitive advantages. We serve a primary customer base in North America and the United Kingdom, and also serve customers in international markets through our operating plants in the United Kingdom and Germany, as well as through sales and marketing efforts in other countries.
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
Use of Estimates
In preparing financial statements, we make informed judgments and estimates that affect the reported amounts of assets and liabilities as of the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting period. We review our estimates on an ongoing basis, including those related to impairment of long lived assets and goodwill, contingencies and income taxes. Changes in facts and circumstances may result in revised estimates and actual results may differ from these estimates. During the years ended October 31, 2017 and 2016, we recorded a change in estimate related to certain assets involved in restructuring activities, as more fully described under the caption "Restructuring."
A summary of our significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:
Revenue Recognition
We recognize revenue when products are shipped and when title has passed to the customer. Revenue is deemed to be realized or earned when the following criteria are met: (a) persuasive evidence that a contractual sales arrangement exists; (b) delivery has occurred; or when title passes to the buyers; (c) the price to the buyer is fixed or determinable; and (d) collection is reasonably assured. Sales allowances and customer incentives, including volume discounts or rebates, are treated as reductions to revenue and are provided for based on historical experience, current estimates or contract terms.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Concentration of Credit Risk and Allowance for Doubtful Accounts
Certain of our businesses or product lines are largely dependent on a relatively few large customers. Although we believe we have an extensive customer base, the loss of one of these large customers or if such customers were to incur a prolonged period of decline in business, our financial condition and results of operations could be adversely affected. For the year ended October 31, 2017, no customers provided more than 10% of our consolidated net sales. For the year ended October 31, 2016, one customer provided 10% of our consolidated net sales. Amounts included in accounts receivable at October 31, 2016 related to this customer totaled $5.9 million. Each of two customers provided more than 10% of our consolidated net sales for the year ended October 31, 2015 (11% and 14%).
We have established an allowance for doubtful accounts to estimate the risk of loss associated with our accounts receivable balances. Our policy for determining the allowance is based on factors that affect collectability, including: (a) historical trends of write-offs, recoveries and credit losses; (b) the credit quality of our customers; and (c) projected economic and market conditions. We believe our allowance is adequate to absorb any known or probable losses as of October 31, 2017.
Business Combinations
We apply the acquisition method of accounting for business combinations in accordance with U.S. GAAP, which requires us to make use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the assets and liabilities acquired. We account for contingent assets and liabilities at fair value on the acquisition date, and record changes to fair value associated with these assets and liabilities as a period cost as incurred. We use established valuation techniques and engage reputable valuation specialists to assist us with these valuations.
Inventory
We record inventory at the lower of cost or market value. Inventories are valued using the first-in first-out (FIFO) and last-in first-out (LIFO) methods, although LIFO is only used at two of our plant locations currently. We use the dollar-value link chain LIFO method, and the LIFO reserve is calculated on a consolidated basis in a single consolidated pool. The businesses that we acquire and integrate into our operations may value inventories using either the LIFO or FIFO method. Fixed costs related to excess manufacturing capacity are evaluated and expensed in the period, to insure that inventory is properly capitalized. Inventory quantities are regularly reviewed and provisions for excess or obsolete inventory are recorded primarily based on our forecast of future demand and our estimates regarding current and future market conditions. Significant unanticipated variances to our forecasts could require a change in the provision for excess or obsolete inventory, resulting in a charge to net income during the period of the change.
Long-Lived Assets
Property, Plant and Equipment and Intangible Assets with Defined Lives
We make judgments and estimates related to the carrying value of property, plant and equipment, intangible assets with defined lives, and long-lived assets, which include determining when to capitalize costs, the depreciation and amortization methods to use and the useful lives of these assets. We evaluate these assets for impairment when there are indicators that the carrying values of these assets might not be recoverable. Such indicators of impairment may include changes in technology, significant market fluctuations, historical losses or loss of a significant customer, or other changes in circumstances that could affect the assets’ ability to generate future cash flows. When we evaluate these assets for impairment, we compare the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset to its carrying value. If the carrying value exceeds the sum of the undiscounted cash flows, and there is no alternative use for the asset, we determine that the asset is impaired. To measure the impairment charge, we compare the carrying amount of the long-lived asset to its fair value, as determined by quoted market prices in active markets, if available, or by discounting the projected future cash flows using our incremental borrowing rate. This calculation of fair value requires us to develop and employ long-term forecasts of future operating results related to these assets. These forecasts are based on assumptions about demand for our products and future market conditions. Future events and unanticipated changes to these assumptions could require a provision for impairment, resulting in a charge to net income during the period of the change.
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
Changes in market conditions during the fourth quarter of 2016 and throughout 2017 impacted our long-term forecasts of future operating results with regard to the reduction of significant sales volume to a large customer of our United States vinyl operations, and lower-than-expected operating performance of our North American Cabinet Components business. We determined that these conditions were indicators of triggering events which necessitated an evaluation of certain long-term assets utilized in these businesses for potential impairment. We compared the projected undiscounted cash flows we expected to realize associated with these assets over the remaining useful lives of the primary operating assets to the net book value of the long-term assets, including goodwill, and determined that these assets were not impaired. Therefore, we did not record an impairment charge related to property, plant and equipment or intangible assets with defined lives during the years ended October 31, 2017 and 2016. There were no indicators of triggering events noted for the year ended October 31, 2015.
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
The estimated useful lives of our primary asset categories at October 31, 2017 were as follows:

Useful Life (in Years)
Land improvements	7 to 25
Buildings	25 to 40
Building improvements	5 to 20
Machinery and equipment	2 to 15
Leasehold improvements are depreciated over the shorter of their estimated useful lives or the term of the lease.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Goodwill
We use the acquisition method to account for business combinations and, to the extent that the purchase price exceeds the fair value of the net assets acquired, we record goodwill. In accordance with U.S. GAAP, we are required to evaluate our goodwill on a qualitative basis to determine if there are indicators of impairment. If there are no indicators, no further analysis is deemed necessary. However, if there are indicators of impairment or if events or circumstances indicate there may be a potential impairment, we perform an annual goodwill impairment test as of August 31, or more frequently if indicators of impairment exist. This impairment test requires a two-step approach as prescribed in ASC Topic 350 “Intangibles - Goodwill and Other” (ASC 350). The first step of the impairment test requires us to compare the fair value of each reporting unit to its carrying value including goodwill. To determine fair value of our reporting units, we use multiple valuation techniques including a discounted cash flow analysis, using the applicable weighted average cost of capital, in combination with a market approach. This test requires us to make assumptions about the future growth of our business and the market in general, as well as other variables such as the level of investment in capital expenditure, growth in working capital requirements and the terminal or residual value of our reporting units beyond the periods of estimated annual cash flows. We use a third-party valuation firm to assist us with this analysis. If the fair value of each reporting unit exceeds its carrying value, no further testing is required. Otherwise, we perform the second step of the impairment test whereby we compare the implied fair value of goodwill to its carrying value. The implied fair value of goodwill is determined by applying the acquisition method of accounting for a business combination to the reporting unit as if it were acquired. Under this method, the fair value of the reporting unit is deemed to be the purchase price. The assets and liabilities are recorded at their fair value and the remaining excess of fair value is the implied value of goodwill. An impairment loss is recorded to the extent that the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill. Our estimates of future cash flows and the residual values could differ from actual cash flows which may require a provision for impairment in a future period.
At our annual testing date, August 31, 2017, we had five reporting units with goodwill balances: two reporting units included in our NA Engineered Components operating segment, two reporting units included in our EU Engineered Components operating segment, and one reporting unit included in our NA Cabinet Components operating segment. We performed a qualitative assessment of the two reportable units in the NA Engineered Components segment and the two reportable units in the EU Engineered Components segment. This review included an analysis of historical goodwill test results, operating results relative to forecast, projected results over the next five years, and other measures and concluded that there were no indicators of potential impairment associated with these reportable units. Therefore, no additional testing was deemed necessary and the related goodwill balances were not deemed impaired. For the reporting unit included in our NA Cabinet Components segment, we performed the first step of the goodwill impairment test at July 31, 2017, as actual results for this unit were below forecasts, a potential indicator of impairment. We determined that the fair value of the net assets of this reporting unit exceeded the carrying value by approximately 6%. These results included the contribution and net assets of two wood-manufacturing plants transferred from the NA Engineered Components segment to the NA Cabinet Components segment during 2017. As of August 31, 2017, with the assistance of a third-party valuation firm, we updated this step-one analysis and determined that the fair value of the reportable unit continued to exceed its carrying value by 5%. Therefore, goodwill was not deemed impaired and no further testing was deemed necessary.
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
In October 2016, we announced the closure of three operating plants, two related to our United States vinyl operations, and one related to our kitchen and bathroom cabinet door business in Mexico. We expensed $0.5 million pursuant to these restructuring efforts during the year ended October 31, 2016, including an accrual for one-time severance cost of $0.4 million included in accrued liabilities in the accompanying consolidated balance sheet. In September 2017, we closed a kitchen and bathroom cabinet door plant in Lansing, Kansas. We expensed $4.6 million associated with our restructuring efforts for the year ended October 31, 2017, including cost of equipment moves, employee termination costs and severance, professional fees and operating lease costs. Our facility lease obligations were deemed to be at fair market value. We have not yet negotiated exit from

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

the lease obligations associated with the vinyl plants or the Lansing, Kansas facility. We expect to incur costs related to these operating leases and other costs associated with these restructuring efforts during fiscal 2018.
In addition, we evaluated the remaining depreciable lives of property, plant and equipment that has been abandoned, displaced or otherwise disposed as a result of the plant closures. We recorded a change in estimate associated with the remaining useful lives of these assets which resulted in an increase in depreciation expense of $4.3 million and $1.0 million for the years ended October 31, 2017 and 2016, respectively. Furthermore, we evaluated the remaining service lives of intangible assets with defined lives associated with our United States vinyl extrusion business and recorded a change in estimate associated with the remaining useful lives of a customer relationship intangible and a utility process intangible asset resulting in an increase in amortization expense of $1.9 million and $0.3 million for the years ended October 31, 2017 and 2016, respectively.
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
Income Taxes
We record the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and the amounts reported in our consolidated balance sheets, as well as net operating losses and tax credit carry forwards. We evaluate the carrying value of the net deferred tax assets and determine whether we will be able to generate sufficient future taxable income to realize our deferred tax assets. We perform this review for recoverability on a jurisdictional basis, whereby we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence can be objectively verified. Cumulative losses in recent years is a significant piece of negative evidence that is difficult to overcome in determining that a valuation allowance is not needed against deferred tax assets. Thus, it is generally difficult for positive evidence regarding projected future taxable income exclusive of reversing taxable temporary differences to outweigh objective negative evidence of recent financial reporting losses. We recorded net income for the year ended October 31, 2017 and a net loss for the year ended October 31, 2016. We have recorded pre-tax cumulative income from continuing operations of $43.0 million for the three-year period ended October 31, 2017. We believe we will fully realize our deferred tax assets, net of recorded valuation allowance. We project future taxable income using the same forecasts used to test long-lived assets and intangibles for impairment, scheduling out the future reversal of existing taxable temporary differences and reviewing our most recent financial operations. In the event the estimates and assumptions indicate we will not generate sufficient future taxable income to realize our deferred tax assets, we record a valuation allowance against a portion of our deferred tax assets.

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
We have granted other awards which are linked to the performance of our common stock, but will settle in cash rather than

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

the issuance of shares of our common stock. The value of these awards fluctuates with changes in our stock price, with the resulting gains or losses reflected in the period of the change. We have recorded current and non-current liabilities related to these awards reflected in the accompanying consolidated balance sheets at October 31, 2017 and 2016. See Note 15, “Stock-based Compensation.”
In addition, we have granted performance share units which settle in cash and shares upon vesting. These awards have vesting criteria based on a market condition (relative total shareholder return) and an internal performance condition (earnings per share growth). We utilize a Monte Carlo simulation model to value the market condition and our stock price on the date of grant to value the internal performance condition. We bifurcate the liability and equity portion of the awards (amounts expected to settle in cash and shares, respectively) and recognize expense ratably over the vesting period of three years.
Treasury Stock
We use the cost method to record treasury stock purchases whereby the entire cost of the acquired shares of our common stock is recorded as treasury stock (at cost). When we subsequently reissue these shares, proceeds in excess of cost upon the issuance of treasury shares are credited to additional paid in capital, while any deficiency is charged to retained earnings.
Earnings per Share Data
We calculate basic earnings per share based on the weighted average number of our common shares outstanding for the applicable period. We calculate diluted earnings per share based on the weighted average number of our common shares outstanding for the period plus all potentially dilutive securities using the treasury stock method, whereby we assume that all such shares are converted into common shares at the beginning of the period, if deemed to be dilutive. If we incur a loss from continuing operations, the effects of potentially dilutive common stock equivalents (stock options and unvested restricted stock awards) are excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive. Performance shares are excluded from contingent shares for purposes of calculating diluted weighted average shares until the performance measure criteria is probable and shares are likely to be issued.
Supplemental Cash Flow Information
The following table summarizes our supplemental cash flow information for the years ended October 31, 2017, 2016 and 2015:

	Year Ended October 31,
	2017	2016	2015
	(In thousands)
Cash paid for interest	$9,019	$14,594	$830
Cash paid for income taxes	3,334	3,004	2,561
Cash received for income tax refunds	1,167	1,949	403
Noncash investing and financing activities:
Share value cancelled to satisfy tax withholdings	$976	$666	$153
Investment in capital leases	16,846	—	—
Increase (decrease) in capitalized expenditures in accounts payable and accrued liabilities	392	(32)	(204)
Debt discount on Term Loan B	—	6,200	—
Recognition of unrecognized tax benefit	—	—	10,883
Debt assumed in acquisition	—	—	7,673
Discontinued Operations
Our results of operations for the year ended October 31, 2015 includes $0.5 million, net of tax, associated with a property claim insurance reimbursement and other trailing costs associated with the sale of Nichols Aluminum, LLC, a former wholly-owned subsidiary, to an unrelated third-party effective April 1, 2014. During the years ended October 31, 2016 and 2015, we invoiced the new owner of Nichols Aluminum, LLC for certain reimbursable costs, primarily workers compensation costs and health insurance claims. No such costs were incurred during the year ended October 31, 2017. As of October 31, 2016, we recorded a receivable of less than $0.1 million related to these reimbursable costs, which was subsequently collected.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Related Party Transactions
We have historically purchased rolled aluminum product from Nichols Aluminum, LLC, a company we sold to an unrelated third-party on April 1, 2014. We expect to continue to purchase aluminum from Nichols in the normal course of business. We considered whether these aluminum purchases constituted significant continuing involvement with Nichols Aluminum, LLC. Since these purchases are in the normal course of business, we determined that this involvement was not deemed significant and did not preclude accounting for the transaction as a discontinued operation. Our purchases of aluminum product from Nichols Aluminum, LLC for the years ended October 31, 2017, 2016 and 2015 were $2.5 million, $4.2 million and $9.5 million, respectively.
We lease several operating facilities from a company that is directly owned by the former owner of our United Kingdom-based vinyl extrusion business, who is currently our employee. See Note 2, "Acquisitions and Dispositions".
Subsequent Events
We have evaluated events occurring after the balance sheet date for possible disclosure as a subsequent event through the date the financial statements were issued.
2. Acquisitions and Dispositions
Woodcraft
On November 2, 2015, we completed a merger of QWMS, Inc., a Delaware corporation which was a newly-formed and wholly-owned Quanex subsidiary, and WII Holding, Inc. (WII), a Delaware corporation. Upon satisfaction or waiver of conditions set forth in the merger agreement, QWMS, Inc. merged with and into WII, and WII became our wholly-owned subsidiary, and, as a result, we acquired all the subsidiaries of WII (referred to collectively as Woodcraft). Woodcraft is a manufacturer of cabinet doors and other components to OEMs in the kitchen and bathroom cabinet industry. Woodcraft operated 12 plants within the United States and one in Mexico. On October 31, 2016, we announced the closure of the Woodcraft plant in Mexico and subsequently closed a plant in Lansing, Kansas in September 2017. We paid $245.9 million in cash, net of cash acquired and including certain holdbacks with regard to potential indemnity claims, and received less than $0.1 million from the seller as a working capital true-up, resulting in goodwill totaling $113.7 million. For the period from the date of acquisition, November 2, 2015 through October 31, 2016, our consolidated operating results include revenues of $223.4 million and net income of $4.1 million associated with Woodcraft. Included in these results is a restructuring charge of $0.1 million, as more fully described in Note 1, "Nature of Operations, Basis of Presentation and Significant Accounting Policies - Restructuring." We believe this acquisition expanded our business into a new segment of the building products industry, which is experiencing growth and which is less susceptible to the impact of seasonality due to inclement weather.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The purchase price was allocated to the fair value of the assets acquired and liabilities assumed, as indicated in the table below.

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
We used recognized valuation techniques to determine the fair value of the assets and liabilities, including the income approach for customer relationships, with a discount rate that reflects the risk of the expected future cash flows. Intangible assets related to the Woodcraft acquisition as of November 2, 2015 included $62.8 million of customer relationships and other intangibles of less than $0.1 million, with original estimated useful lives of 12 years and 1 year, respectively. These intangible assets are being amortized on a straight-line basis. The goodwill balance is not deductible for tax purposes. Woodcraft is allocated entirely to our North American Cabinet Components reportable business segment.

HLP

On June 15, 2015, we acquired the outstanding ownership shares of Flamstead Holdings Limited, an extruder of vinyl lineal products and manufacturer of other plastic products incorporated and registered in England and Wales, for $131.7 million in cash, net of cash acquired, debt assumed of $7.7 million and contingent consideration of $10.3 million, resulting in goodwill on the transaction of approximately $61.3 million. Following a pre-sale reorganization and purchase, Flamstead Holdings Limited owned 100% of the ownership shares of the following subsidiaries: HL Plastics Limited, Vintage Windows Limited, Wegoma Machinery Sales Limited (renamed in 2016 as Avantek Machinery), and Liniar Limited (collectively referred to as “HLP”) each of which is registered in England and Wales. The purchase price was allocated to the fair value of the assets acquired and liabilities assumed. The agreement contained an earn-out provision which was calculated as a percentage of earnings before interest, tax and depreciation and amortization for a specified period, as defined in the purchase agreement. Pursuant to this earn-out provision, the former owner could select a base year upon which to calculate the earn-out (one of the next three succeeding twelve-month periods ended July 31). In August 2016, the former owner selected the twelve-month period ended July 31, 2016 as the measurement period for the earn-out calculation. The final earn-out liability totaled $8.4 million at October 31, 2016 and was recorded as an accrued liability. Changes in the contingent consideration due to the passage of time and potential differences between projected and actual operating results for HLP for the earn-out period were recorded as period costs as incurred. We recorded expense of $0.1 million related to the change in contingent consideration for the period from June 15, 2015 to October 31, 2015 and $0.1 million for the year ended October 31, 2016. On November 7, 2016, we paid $8.5 million to settle the earn-out, which included a foreign currency adjustment of $0.1 million.

We assumed operating leases associated with the HLP acquisition for which our lessors are entities that were either wholly-owned subsidiaries or affiliates of Flamstead Holdings Limited prior to the pre-acquisition reorganization, and in which a former owner, who is now our employee, has an ownership interest. These leases include our primary operating facilities, a finished goods warehouse and a mixing plant. The lease for the manufacturing plant has a 20-year term which began in 2007, the lease for the warehouse has a 15-year term which began in 2012, and the lease for the mixing plant has a 13.5-year term which began in 2013. We recorded rent expense of approximately $0.4 million pursuant to these agreements for the period June 15, 2015 to October 31, 2015 and $1.3 million and $1.2 million for the years ended October 31, 2016 and 2017, respectively. Future commitments of

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

$10.2 million under these lease arrangements are included in our operating lease commitments disclosed in Note 12, "Commitments and Contingencies."

On February 20, 2017, we entered into a capital lease arrangement with the same related party to purchase a new manufacturing facility at HLP. This capital lease resulted in a non-cash increase in property, plant and equipment and a corresponding increase in debt, as more fully described at Note 8, "Debt and Capital Lease Obligations - Other Debt Instruments", included herewith.
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
Our consolidated operating results associated with HLP for the period from the date of acquisition, June 15, 2015 through October 31, 2015 include revenues of $42.2 million and net income of $1.5 million.
Pro Forma Results
We calculated the pro forma impact of the HLP and Woodcraft acquisitions and the associated debt financing on our operating results for the twelve months ended October 31, 2015. The following pro forma results give effect to these acquisitions, assuming these transactions occurred on November 1, 2014.

Pro Forma Results
For the Years Ended
October 31, 2015
(In thousands, unaudited)
Net sales	$935,196
Income from continuing operations	$26,587
Net income	$27,066
Basic earnings per share	$0.77
Diluted earnings per share	$0.77
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
Shawano
On October 31, 2017, we sold certain net assets of a wood-flooring manufacturing plant in Shawano, Wisconsin to an unrelated equity investment firm for $0.6 million in cash, and the issuance of a receivable totaling $1.2 million. The receivable is collectible over a five-year term, with annual payments equal to 3% of gross sales, with a minimum payment in year five equal to the greater of: (a) $1.6 million less annual payments made during the preceding four years, or (b) 3% of gross sales for year five. The carrying value of the net assets sold totaled $3.6 million, resulting in a pre-tax loss on sale of $1.8 million recognized in selling, general and administrative expense at October 31, 2017. The receivable has been discounted at our incremental borrowing rate. We will provide transitional services associated with this sale through December 31, 2017, and the transaction is subject to a working capital adjustment as defined in the agreement. We will continue to sell wood to this plant at cost for the next twelve months. The sale of this plant does not constitute a strategic shift in our business. Therefore, in accordance with U.S. GAAP, this transaction has been accounted for as a sale of assets rather than a discontinued operation as of October 31, 2017.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable consisted of the following as of October 31, 2017 and 2016:

	October 31,
	2017	2016
	(In thousands)
Trade receivables	$79,221	$83,384
Other	523	492
Total	$79,744	$83,876
Less: Allowance for doubtful accounts	333	251
Accounts receivable, net	$79,411	$83,625
The changes in our allowance for doubtful accounts were as follows:

	Year Ended October 31,
	2017	2016	2015
	(In thousands)
Beginning balance as of November 1, 2016, 2015 and 2014, respectively	$251	$673	$698
Bad debt expense (benefit)	131	(67)	25
Amounts written off	(49)	(371)	(66)
Recoveries	—	16	16
Balance as of October 31,	$333	$251	$673
4. Inventories
Inventories consisted of the following at October 31, 2017 and 2016:

	October 31,
	2017	2016
	(In thousands)
Raw materials	$50,472	$50,584
Finished goods and work in process	40,087	36,886
Supplies and other	2,655	1,859
Total	$93,214	$89,329
Less: Inventory reserves	5,685	4,994
Inventories, net	$87,529	$84,335
The changes in our inventory reserve accounts were are follows for the years ended October 31, 2017, 2016 and 2015:

	Year Ended October 31,
	2017	2016	2015
	(In thousands)
Beginning balance as of November 1, 2016, 2015 and 2014, respectively	$4,994	$8,106	$5,757
Charged (credited) to cost of sales	1,296	8	2,853
Write-offs	(661)	(3,048)	(504)
Other	56	(72)	—
Balance as of October 31,	$5,685	$4,994	$8,106

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our inventories at October 31, 2017 and 2016 were valued using the following costing methods:

	October 31,
	2017	2016
	(In thousands)
LIFO	$4,444	$4,017
FIFO	83,085	80,318
Total	$87,529	$84,335
For inventories valued using the LIFO method, replacement cost exceeded the LIFO value by approximately $1.1 million as of October 31, 2017 and 2016. There were no liquidations of LIFO costing layers during the fiscal years ended October 31, 2017 and 2016, however we did reduce the LIFO reserve and record a corresponding decrease to cost of sales of approximately $0.3 million for the year ended October 31, 2016 and less than $0.1 million for the year ended October 31, 2015. We did not record a LIFO adjustment for the year ended October 31, 2017.
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
5. Property, Plant and Equipment
Property, plant and equipment consisted of the following at October 31, 2017 and 2016:

	October 31,
	2017	2016
	(In thousands)
Land and land improvements	$10,491	$10,264
Buildings and building improvements	96,622	76,710
Machinery and equipment	354,197	340,665
Construction in progress	13,868	15,986
Property, plant and equipment, gross	475,178	443,625
Less: Accumulated depreciation	264,047	245,128
Property, plant and equipment, net	$211,131	$198,497
Depreciation expense for the years ended October 31, 2017, 2016, and 2015 was $39.1 million, $36.2 million and $26.2 million, respectively.
Assets recorded under capital leases had a historical cost of $24.3 million and $7.1 million, respectively, and accumulated depreciation of $2.8 million and $0.9 million, respectively as of October 31, 2017 and 2016. Depreciation expense related to these assets totaled $2.0 million, $0.8 million and $0.5 million for the periods ended October 31, 2017, 2016 and 2015, respectively. Refer to Note 8, "Debt and Capital Lease Obligations" for additional information on capital leases.
If there are indicators of potential impairment, we evaluate our property, plant and equipment for recoverability over the remaining useful lives of the assets. We did not incur impairment losses associated with these assets for the years ended October 31, 2017, 2016 or 2015. See further discussion at Note 1, "Nature of Operations, Basis of Presentation and Significant Accounting Policies - Long-Lived Assets - Property, Plant and Equipment and Intangible Assets with Defined Lives."

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Goodwill and Intangible Assets
Goodwill
The change in the carrying amount of goodwill for the years ended October 31, 2017 and 2016 was as follows:

	Year Ended October 31,
	2017	2016
	(In thousands)
Beginning balance as of November 1, 2016 and 2015	$217,035	$129,770
Acquisitions	—	113,747
Goodwill impairment charge	—	(12,602)
Other	—	(575)
Foreign currency translation adjustment	5,159	(13,305)
Balance as of October 31,	$222,194	$217,035
At our annual testing date, August 31, 2017, we had five reportable units with goodwill balances. Two of these units were included in our NA Engineered Components segment and had goodwill balances of $35.9 million and $2.8 million, two units were included in our EU Engineered Components segment with goodwill balances of $52.2 million and $17.6 million, and our NA Cabinet Components segment had one unit with a goodwill balance of $113.7 million. We determined our goodwill was not impaired at October 31, 2017. The results of our goodwill impairment testing in August 2017 is more fully described at Note 1, "Nature of Operations, Basis of Presentation and Significant Accounting Policies - Long-Lived Assets - Goodwill." For the year ended October 31, 2016, we recorded an impairment charge of $12.6 million associated with the remaining goodwill of our United States vinyl operations within the NA Engineered Components segment.
Identifiable Intangible Assets
Amortizable intangible assets consisted of the following as of October 31, 2017 and 2016:

	October 31, 2017	October 31, 2017		October 31, 2016
	Remaining Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(In thousands)
Customer relationships	12 years	$155,230	$48,479	$152,146	$35,693
Trademarks and trade names	12 years	56,058	29,509	55,481	26,288
Patents and other technology	4 years	22,624	16,146	24,671	16,137
Total		$233,912	$94,134	$232,298	$78,118
We do not estimate a residual value associated with these intangible assets. During October 2016 and throughout 2017, we determined that triggering events occurred which necessitated a review of our long-term assets. Based on an undiscounted cash flow analysis, we determined that our defined-lived intangible assets were not impaired. In addition, we shortened the life of several defined-lived intangible assets, which resulted in the recognition of incremental amortization expense of $1.9 million and $0.3 million for the years ended October 31, 2017 and 2016, respectively. See additional disclosure at Note 1, "Nature of Operations, Basis of Presentation and Significant Accounting Policies - Restructuring."
During the year ended October 31, 2017, we retired fully amortized identifiable intangible assets of $2.4 million, primarily related to patents and other technology, including such assets associated with the restructuring mentioned above. During the year ended October 31, 2016, we retired fully amortized identifiable intangible assets of $3.1 million, including prepaid licenses totaling $1.4 million.
The aggregate amortization expense associated with identifiable intangible assets for the years ended October 31, 2017, 2016 and 2015 was $18.4 million, $16.9 million and $10.2 million, respectively.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Estimated remaining amortization expense, assuming current intangible balances and no new acquisitions, for future fiscal years ending October 31, is as follows (in thousands):

Estimated Amortization Expense
2018	$16,181
2019	15,395
2020	14,338
2021	12,617
2022	11,993
Thereafter	69,254
Total	$139,778
We did not incur impairment losses related to our identifiable intangible assets during the years ended October 31, 2017, 2016, or 2015.
7. Accrued Liabilities

Accrued liabilities consisted of the following at October 31, 2017 and 2016:

	October 31,
	2017	2016
	(In thousands)
Payroll, payroll taxes and employee benefits	$16,733	$27,406
Accrued insurance and workers compensation	3,591	3,946
Sales allowances	9,070	6,197
Deferred compensation (current portion)	669	362
Deferred revenue	625	238
Warranties	168	295
Audit, legal, and other professional fees	2,096	2,456
Accrued taxes	2,656	2,151
Accrued rent	7	120
Earn-out liability(1)	—	8,376
Other	3,256	3,554
Accrued liabilities	$38,871	$55,101

(1)	Amount relates to acquisition earn-out payment for HLP, paid on November 7, 2016. For additional details, see Note 2, "Acquisitions and Dispositions" located elsewhere herein.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Debt and Capital Lease Obligations
Long-term debt consisted of the following at October 31, 2017 and 2016:

	October 31,
	2017	2016
	(In thousands)
Revolving Credit Facility	$84,000	$120,000
Term Loan A	138,750	148,125
City of Richmond, Kentucky Industrial Building Revenue Bonds	—	400
Capital lease obligations	18,764	3,683
Unamortized deferred financing fees	$(2,088)	$(2,677)
Total debt	$239,426	$269,531
Less: Current maturities of long-term debt	21,242	10,520
Long-term debt	$218,184	$259,011
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The term loan portion of the Credit Agreement requires quarterly principal payments on the last business day of each fiscal quarter in accordance with a stated repayment schedule. Required aggregate principal repayments totaled $15.0 million for the succeeding twelve-month period, and have been included in the accompanying consolidated balance sheet under the caption “Current Maturities of Long-term Debt.” No stated principal payments are required under the revolving credit portion of the Credit Agreement, except upon maturity. If our Consolidated Leverage Ratio is less than 2.25 to 1.00, then we are required to make mandatory prepayments of “excess cash flow” as defined in the agreement.
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
As of October 31, 2017, we had $220.7 million of borrowings outstanding under the Credit Agreement (reduced by unamortized debt issuance costs of $2.1 million), $5.3 million of outstanding letters of credit and $18.8 million outstanding under capital leases. We had $210.7 million available for use under the Credit Agreement at October 31, 2017. The borrowings outstanding as of October 31, 2017 under the Credit Agreement accrue interest at 3.2% per annum, and our weighted average borrowing rate for borrowings outstanding during the years ended October 31, 2017 and 2016 was 2.95% and 5.26%, respectively. We were in compliance with our debt covenants as of October 31, 2017.
On November 30, 2017, we repaid $5.0 million under our Revolving Credit Facility.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Other Debt Instruments
During the year ended October 31, 2017, we repaid $0.4 million related to the City of Richmond, Kentucky, Industrial Building Revenue Bonds, which had annual installment payments due through October 2020. Interest was payable monthly at a variable rate, which ranged from 0.7% to 1.3% during the fiscal year ended October 31, 2017. The average interest rate during each of the fiscal years ended October 31, 2017, 2016 and 2015 was 1.0%, 0.5% and 0.5%, respectively.
Historically, we have maintained certain capital lease obligations related to equipment purchases. On February 20, 2017, we entered into a capital lease for warehouse space at HLP with a related-party company that is owned by our employee, the former owner of HLP. This new warehouse was anticipated at the time of the HLP acquisition in June 2015, and the lease was negotiated at arms-length. The lease accrues interest at 3.57% per annum, and extends for a twenty-year period through the year 2036. We recorded the leased asset at inception at fair value of $16.6 million and recorded a corresponding liability for our obligation under this lease. The accompanying statement of cash flows as of October 31, 2017 excludes these assets and related obligations as non-cash investing and financing activities. We are recognizing interest expense using the effective interest method over the term. Our cash commitments under this lease are £0.9 million per year for an aggregate of £17.8 million (or approximately $23.6 million). The cost and accumulated depreciation of property, plant and equipment under capital leases at October 31, 2017 was $24.3 million and $2.8 million, respectively, including $17.0 million and $0.6 million, respectively, related to this warehouse lease. These obligations accrue interest at an average rate of 3.63%, and extend through the year 2036.
The table below presents the scheduled maturity dates of our long-term debt outstanding (net of deferred loan costs) at October 31, 2017 (in thousands), excluding the reclassification of an early repayment of $5.0 million under the revolving credit agreement as current in November 2017:

	Other Long Term Debt	Capital Lease Obligations	Aggregate Maturities
2018	$14,444	$1,798	$16,242
2019	14,443	1,466	15,909
2020	16,318	927	17,245
2021	175,457	726	176,183
2022	—	747	747
Thereafter	—	13,100	13,100
Total	$220,662	$18,764	$239,426
9. Retirement Plans
We have a number of retirement plans covering substantially all employees. We provide both defined benefit and defined contribution plans. In general, an employee’s coverage for retirement benefits depends on the location of employment.
Defined Benefit Plan
We have a non-contributory, single employer defined benefit pension plan that covers the majority of our domestic employees, excluding the Woodcraft employees who are not currently participating. Effective January 1, 2007, we amended this defined benefit pension plan to include a cash balance formula for all new salaried employees hired on or after January 1, 2007 and for any non-union employees who were not participating in a defined benefit plan prior to January 1, 2007. All participating salaried employees hired after January 1, 2007, are eligible to receive credits equivalent to 4% of their annual eligible wages. Some of the employees at the time of the amendment were “grandfathered” and are eligible to receive credits ranging up to 6.5% based upon a percentage of benefits received under our defined benefit plan prior to this amendment of the pension plan. Additionally, every year the participants will receive an interest related credit on their respective balance equivalent to the prevailing 30-year Treasury rate. For employees who were participating in this plan prior to January 1, 2007, the benefit formula is a more traditional formula for retirement benefits, whereby the plan pays benefits to employees upon retirement, using a formula which considers years of service and pensionable compensation prior to retirement. Of our pension plan participants, 99% have their benefit determined pursuant to the cash balance formula.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

	October 31,
	2017	2016
Change in Benefit Obligation:	(In thousands)
Beginning balance as of November 1, 2016 and 2015, respectively	$36,892	$31,035
Service cost	3,794	3,712
Interest cost	859	828
Actuarial (gain) loss	(318)	3,008
Benefits paid	(2,263)	(1,061)
Administrative expenses	(641)	(630)
Projected benefit obligation at October 31,	$38,323	$36,892
Change in Plan Assets:
Beginning balance as of November 1, 2016 and 2015, respectively	$29,210	$26,132
Actual return on plan assets	4,434	1,069
Employer contributions	3,600	3,700
Benefits paid	(2,263)	(1,061)
Administrative expenses	(641)	(630)
Fair value of plan assets at October 31,	$34,340	$29,210
Non current liability - Funded Status	$(3,983)	$(7,682)
As of October 31, 2017 and 2016, included in our accumulated comprehensive loss was a net actuarial loss of $5.2 million and $8.7 million, respectively. There were no net prior service costs or transition obligations for the years ended October 31, 2017 and 2016.
As of October 31, 2017 and 2016, the accumulated benefit obligation was $37.4 million and $35.7 million, respectively. The accumulated benefit obligation is the present value of pension benefits (whether vested or unvested) attributed to employee service rendered before the measurement date, and based on employee service and compensation prior to that date. The accumulated benefit obligation differs from the projected benefit obligation in that it includes no assumption about future compensation levels.
The net periodic benefit cost for the years ended October 31, 2017, 2016 and 2015, was as follows:

	Year Ended October 31,
	2017	2016	2015
	(In thousands)
Service cost	$3,794	$3,712	$3,288
Interest cost	859	828	1,026
Expected return on plan assets	(1,863)	(1,617)	(1,791)
Amortization of net loss	574	384	—
Net periodic benefit cost	$3,364	$3,307	$2,523

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The changes in plan assets and projected benefit obligations which were recognized in our other comprehensive loss for the years ended October 31, 2017, 2016 and 2015 were as follows:

	Year Ended October 31,
	2017	2016	2015
	(In thousands)
Net (gain) loss arising during the period	$(2,888)	$3,556	$1,439
Less: Amortization of net loss	$574	$384	$159
Total recognized in other comprehensive loss	$(3,462)	$3,172	$1,280
As of October 31, 2016, we recorded a $0.3 million pre-tax benefit associated with our post retirement benefit plan, described below at "Other Plans."
Measurement Date and Assumptions
We generally determine our actuarial assumptions on an annual basis, with a measurement date of October 31. The following table presents our assumptions for pension benefit calculations for the years ended October 31, 2017, 2016 and 2015:

	For the Year Ended October 31,
	2017	2016	2015	2017	2016	2015
Weighted Average Assumptions:	Benefit Obligation			Net Periodic Benefit Cost
Discount rate	3.68%	3.41%	3.92%	3.66%	3.92%	3.64%
Rate of compensation increase	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%
Expected return on plan assets	n/a	n/a	n/a	6.50%	6.50%	6.75%
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Plan Assets
The following tables provide our target allocation for the year ended October 31, 2017, as well as the actual asset allocation by asset category and fair value measurements as of October 31, 2017 and 2016:

	Target Allocation	Actual Allocation
	October 31, 2017	October 31, 2017	October 31, 2016
Equity securities	60.0%	60.0%	60.0%
Fixed income	40.0%	40.0%	40.0%

	Fair Value Measurements at
	October 31, 2017	October 31, 2016
	(In thousands)
Money market fund	$204	$31

Large capitalization	$10,972	$9,297
Small capitalization	4,102	3,442
International equity	3,756	3,191
Other	1,695	1,451
Equity securities	$20,525	$17,381

High-quality core bond	$6,801	$5,888
High-quality government bond	3,407	2,954
High-yield bond	3,403	2,956
Fixed income	$13,611	$11,798
Total securities(1)	$34,340	$29,210

(1)	Quoted prices in active markets for identical assets (Level 1).
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

Expected Benefit Payments and Funding
Our pension funding policy is to make the minimum annual contributions required pursuant to the plan. We accelerated contributions to target a 100% funding threshold. Additionally, we consider funding annual requirements early in the fiscal year to potentially maximize the return on assets. For the fiscal years ended October 31, 2017, 2016 and 2015, we made total pension contributions of $3.6 million, $3.7 million and $2.8 million, respectively.

During fiscal 2018, we expect to contribute approximately $3.6 million to the pension plan to reach targeted funding levels and meet minimum contribution requirements. This expected contribution level will be dependent on many variables, including the market value of the assets compared to the obligation, as well as other market or regulatory conditions. In addition, we consider the cash requirements of our business investment opportunities. Accordingly, actual funding amounts and the timing of such funding may differ from current estimates.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents the total benefit payments expected to be paid to participants by year, which includes payments funded from our assets, as well as payments paid from the plan for the year ended October 31, (in thousands):

Pension Benefits
2018	$2,156
2019	2,373
2020	2,554
2021	2,713
2022	2,858
2023 - 2027	15,932
Total	$28,586

Defined Contribution Plan
We also sponsor a defined contribution plan into which we and our employees make contributions. We merged a predecessor plan sponsored by Woodcraft into our defined contribution plan effective January 1, 2017. We match 50% up to the first 5% of employee annual salary deferrals under our existing plan, and we match 35% up to the first 5% of employee deferrals for employees who participated in the predecessor Woodcraft plan. We do not offer our common stock as a direct investment option under these plans. For the years ended October 31, 2017, 2016 and 2015, we contributed approximately $2.4 million, $2.2 million and $1.7 million for these plans, respectively.
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

	October 31, 2017	October 31, 2016
	(In thousands)
Accrued liabilities	$49	$49
Deferred pension and postretirement benefits	450	485
Total	$499	$534
During the year ended October 31, 2016, $0.3 million (or $0.2 million net of tax) was applied to reduce the unrecognized loss in Accumulated Other Comprehensive Income associated with this post-retirement benefit plan to zero, with the remainder recorded as a reduction of selling, general and administrative expenses.
We also have supplemental benefit plans covering certain executive officers and a non-qualified deferred compensation plan covering members of the Board of Directors and certain key employees. As of October 31, 2017 and 2016, our liability under the supplemental benefit plan was approximately $3.4 million and $2.7 million, respectively, and our liability under the deferred compensation plan was approximately $4.0 million and $3.5 million, respectively. As of October 31, 2017 and 2016, the current portion of these liabilities was recorded under the caption "Accrued Liabilities," and the long-term portion was included under the caption "Other Liabilities" in the accompanying balance sheets.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A reconciliation of the activity related to our accrued warranty, including both the current and long-term portions (reported in accrued liabilities and other liabilities, respectively, on the accompanying consolidated balance sheets) follows:

	Year Ended October 31,
	2017	2016
	(In thousands)
Beginning balance as of November 1, 2016, and 2015, respectively	$446	$535
Provision for warranty expense	41	90
Change in accrual for preexisting warranties	(121)	(62)
Warranty costs paid	(43)	(117)
Total accrued warranty	$323	$446
Less: Current portion of accrued warranty	168	295
Long-term portion at October 31,	$155	$151
11. Income Taxes
We provide for income taxes on taxable income at the statutory rates applicable. The following table summarizes the components of income tax expense from continuing operations for the years ended October 31, 2017, 2016 and 2015:

	Year Ended October 31,
	2017	2016	2015
	(In thousands)
Current
Federal	$1,991	$1,309	$49
State and local	873	154	216
Non-United States	4,067	3,241	2,070
Total current	6,931	4,704	2,335
Deferred
Federal	1,860	(5,932)	5,766
State and local	(450)	(712)	439
Non-United States	(1,522)	(1,825)	(1,001)
Total deferred	(112)	(8,469)	5,204
Total income tax provision (benefit)	$6,819	$(3,765)	$7,539
The following table reconciles our effective income tax rate to the federal statutory rate of 35% for the years ended October 31, 2017, 2016 and 2015:

	Year Ended October 31,
	2017	2016	2015
United States tax at statutory rate	35.0%	35.0%	35.0%
State and local income tax	1.7	7.4	2.3
Non-United States income tax	(9.1)	32.0	(1.5)
Deferred rate impact	(4.1)	15.2	0.5
General business credits	(0.5)	6.4	(1.0)
Transaction costs	—	(17.0)	2.5
Uncertain tax positions	—	—	(3.4)
Change in valuation allowance	(0.6)	(0.9)	(0.5)
Other permanent differences	3.3	(5.8)	(1.5)
Return to actual adjustments	1.0	(5.4)	0.2
Effective tax rate	26.7%	66.9%	32.6%

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The decrease in the 2017 effective tax rate is due primarily to a greater proportion of United States taxable income in relation to foreign taxable income for the year. The United States tax rate is generally higher than the foreign tax rate. The effective rate is also lower due to a change over a period of three years in the deferred tax rate, primarily in the United Kingdom, from 19% to 17%. The foreign tax rate differential and the mix of earnings by jurisdiction also impacted the rate in 2016. The increase in the 2016 effective tax rate benefit was due primarily to a greater proportion of foreign taxable income in relation to United States taxable income for the year. The overall change in the 2016 effective rate was also impacted by transaction costs and a change in the deferred rate in the United Kingdom from 20% to 19%. The decrease in the 2015 effective tax rate is attributable to a discrete benefit item resulting from the reassessment of our uncertain tax position related to the 2008 spin-off of Quanex from a predecessor company in January 2015. Excluding this item, the effective tax rate was 36.0%.
Significant components of our net deferred tax liabilities and assets were as follows:

	October 31,
	2017	2016
	(In thousands)
Deferred tax assets:
Employee benefit obligations	$12,731	$16,694
Accrued liabilities and reserves	2,409	2,929
Pension and other benefit obligations	2,968	4,087
Inventory	1,614	1,759
Loss and tax credit carry forwards	8,098	9,589
Other	194	193
Total gross deferred tax assets	28,014	35,251
Less: Valuation allowance	1,304	1,279
Total deferred tax assets, net of valuation allowance	26,710	33,972
Deferred tax liabilities:
Property, plant and equipment	16,128	18,946
Goodwill and intangibles	32,542	33,348
Total deferred tax liabilities	48,670	52,294

Net deferred tax liabilities	$21,960	$18,322
At October 31, 2017, state operating loss carry forwards totaled $38.5 million. The majority of these losses begin to expire in 2025. Tax credits available to offset future tax liabilities totaled $4.2 million and are expected to be utilized within the next twelve months. We evaluate tax benefits of operating losses and tax credit carry forwards on an ongoing basis, including a review of historical and projected future operating results, the eligible carry forward period and other circumstances. We have recorded a valuation allowance for certain state net operating losses as of October 31, 2017 and 2016, totaling $1.3 million ($0.8 million net of federal taxes) for the respective periods. In assessing the need for a valuation allowance, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table reconciles the change in the unrecognized income tax benefit associated with uncertain tax positions for the years ended October 31, 2017, 2016 and 2015 (in thousands):

Unrecognized Income Tax Benefits
Balance at October 31, 2014	$11,431
Additions for tax positions related to the current year	—
Additions for tax positions related to the prior year	16
Lapse in statute of limitations	(10,883)
Balance at October 31, 2015	$564
Additions for tax positions related to the current year	—
Additions for tax positions related to the prior year	15
Balance at October 31, 2016	$579
Additions for tax positions related to the current year	—
Additions for tax positions related to the prior year	12
Balance at October 31, 2017	$591
As of October 31, 2017, our unrecognized tax benefit (UTB) relates to certain state tax items regarding the interpretation of tax laws and regulations. In January 2015, we reassessed our unrecognized tax benefit related to the 2008 spin-off of Quanex from a predecessor company and recognized the full benefit of the tax positions taken. This reduced the liability for uncertain tax positions by $4.1 million and increased deferred income taxes (non-current assets) by $6.8 million and resulted in a non-cash increase in retained earnings of $10.1 million, with an increase in income tax benefit of $0.8 million. At October 31, 2017, $0.6 million is recorded as a liability for uncertain tax positions. The disallowance of the UTB would not materially affect the annual effective tax rate.
We, along with our subsidiaries, file income tax returns in the United States and various state jurisdictions as well as in the United Kingdom, Germany, Canada and Mexico. In certain jurisdictions the statute of limitations has not yet expired. We generally remain subject to examination of our United States income tax returns for 2014 and subsequent years. We generally remain subject to examination of our various state and foreign income tax returns for a period of four to five years from the date the return was filed. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the state of the federal change.
Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. The final outcome of the future tax consequences of legal proceedings, if any, as well as the outcome of competent authority proceedings, changes in regulatory tax laws, or interpretation of those tax laws could impact our financial statements. We are subject to the effect of these matters occurring in various jurisdictions. We do not believe any of the UTB at October 31, 2017 will be recognized within the next twelve months.
Included in prepaid and other current assets on the accompanying consolidated balance sheets was an income tax receivable of $1.6 million as of October 31, 2016.
The acquisition of Woodcraft in November 2015 established a net noncurrent deferred tax liability of $37.4 million primarily reflecting the book to tax basis difference in intangibles, fixed assets and inventory. The acquisition of Flamstead Holdings, Ltd in June 2015 established a noncurrent deferred tax liability of $13.2 million reflecting the book to tax basis difference in intangibles, fixed assets and inventory at the then current United Kingdom tax rate of 20%. The HLP noncurrent deferred tax liability has been subsequently adjusted to the expected rate of 17%.
Management has determined that the earnings of our foreign subsidiaries are not required as a source of funding for United States operations and we intend to indefinitely reinvest these funds in our foreign jurisdictions. If the investment in our foreign subsidiaries were completely realized, a potential gain of $45.0 million could exist resulting in an estimated residual United States tax liability of $10.7 million.
Our federal income tax return for the pre-acquisition short period of January 1, 2015 to November 2, 2015 for Woodcraft is currently under audit by the United States Internal Revenue Service.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Commitments and Contingencies
Operating Leases and Purchase Obligations
We have operating leases for certain real estate and equipment used in our business. Rental expense for the years ended October 31, 2017, 2016 and 2015 was $10.5 million, $10.3 million and $8.4 million, respectively. We sublease certain of our facilities as of October 31, 2017, pursuant to which we expect to receive future minimum non-cancelable rentals of less than $0.1 million.
We are a party to non-cancelable purchase obligations primarily for door hardware, primary and secondary steel and primary and secondary aluminum used in our manufacturing processes, as well as expenditures related to capital projects in progress. We paid $4.5 million and $4.6 million pursuant to these arrangements for the years ended October 31, 2017 and 2016, respectively. These obligations total $11.9 million and $11.3 million at October 31, 2017 and 2016, respectively, and extend through fiscal 2018. Future amounts paid pursuant to these arrangements will depend, to some extent, on our usage.
The following table presents future minimum rental payments under operating leases with remaining terms in excess of one year at October 31, 2017 (in thousands):

Operating Leases
2018	$9,331
2019	8,293
2020	6,942
2021	4,845
2022	4,135
Thereafter	22,567
Total	$56,113
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
From time to time, we incur routine expenses and capital expenditures associated with compliance with existing environmental regulations, including control of air emissions and water discharges, and plant decommissioning costs. We have not incurred any material expenses or capital expenditures related to environmental matters during the past three fiscal years, and do not expect to incur a material amount of such costs in fiscal 2018. While we will continue to have future expenditures related to environmental matters, any such amounts are impossible to reasonably estimate at this time. Based upon our experience to date, we do not believe that our compliance with environmental requirements will have a material adverse effect on our operations, financial condition or cash flows.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A reconciliation of the claims activity related to our spacer migration current accrual for the years ended October 31, 2017 and 2016 follows:

	Year Ended October 31,
	2017	2016
	(In thousands)
Beginning balance as of November 1, 2016, and 2015, respectively	$801	$1,133
Additional claims received	1,482	1,147
Claim payments made	(1,058)	(1,476)
Foreign currency translation adjustment	69	(3)
Total spacer migration accrual	$1,294	$801
Litigation

From time to time, we, along with our subsidiaries, are involved in various litigation matters arising in the ordinary course of our business, including those arising from or related to contractual matters, commercial disputes, intellectual property, personal injury, environmental matters, product performance or warranties, product liability, insurance coverage and personnel and employment disputes. We regularly review with legal counsel the status of all ongoing proceedings, and we maintain insurance against these risks to the extent deemed prudent by our management and to the extent such insurance is available. However, there is no assurance that we will prevail in these matters or that our insurers will accept full coverage of these matters, and we could, in the future, incur judgments, enter into settlements of claims, or revise our expectations regarding the outcome or insurability of matters we face, which could materially impact our results of operations.

We have been and are currently party to multiple claims, some of which are in litigation, relating to alleged defects in a commercial sealant product that was manufactured and sold during the 2000's. One such piece of litigation went to trial during fiscal 2017, with the parties ultimately settling the matter during trial, with no material impact to our business, financial condition, results of operations or cash flows. We paid $0.5 million in May 2017 as our portion of that claim settlement, with the remainder absorbed by our insurance carrier. In addition, other claims related to this commercial sealant product have been filed and are proceeding. During fiscal 2017, we also received total reimbursement of $4.0 million from our insurance carrier associated with fees and expenses originally incurred as part of our defense of these various commercial sealant claims. While we believe that our product was not defective and that we would prevail in these commercial sealant product claims if taken to trial, the timing, ultimate resolution and potential impact of these claims is not currently determinable. Nevertheless, after taking into account all currently available information, including our defenses, the advice of our counsel, and the extent and currently-expected availability of our existing insurance coverage, we believe that the eventual outcome of these commercial sealant claims will not have a material adverse effect on our overall financial condition, results of operations or cash flows, and we have not recorded any accrual with regard to these claims.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

We have not designated any of our derivative contracts as hedges for accounting purposes in accordance with the provisions under the Accounting Standards Codification topic 815 "Derivatives and Hedging" (ASC 815). Therefore, changes in the fair value of these contracts and the realized gains and losses are recorded in the consolidated statements of income (loss) for the years ended October 31, 2017, 2016 and 2015 were as follows (in thousands):

		Year Ended October 31,
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss):	2017	2016	2015
Foreign currency derivatives	Other, net	(88)	77	654
We have chosen not to offset any of our derivative instruments in accordance with the provisions of ASC 815. Therefore, the assets and liabilities are presented on a gross basis on our accompanying consolidated balance sheets. Less than $0.1 million of fair value related to foreign currency derivatives was included in prepaid and other current assets as of the years ended October 31, 2017 and 2016, and less than $0.1 million of fair value related to foreign currency derivatives was included in accrued liabilities as of October 31, 2017.
The following table summarizes the notional amounts and fair value of outstanding derivative contracts at October 31, 2017 and 2016 (in thousands):

		Notional as indicated		Fair Value in $
		October 31, 2017	October 31, 2016	October 31, 2017	October 31, 2016
Foreign currency derivatives:
Sell EUR, Buy USD	EUR	1,271	5,251	$24	$(79)
Sell CAD, Buy USD	CAD	320	186	1	1
Sell GBP, Buy USD	GBP	75	187	—	(1)
Buy EUR, Sell GBP	EUR	30	130	(1)	1
Buy USD, Sell EUR	USD	—	1	—	—
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

•	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the assets measured on a recurring basis based on the fair value hierarchy (in thousands):

	October 31, 2017				October 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Foreign currency derivatives	$—	$25	$—	$25	$—	$2	$—	$2
Total assets	$—	$25	$—	$25	$—	$2	$—	$2
Liabilities
Foreign currency derivatives	$—	$1	$—	$1	$—	$80	$—	$80
Contingent consideration	—	—	—	—	—	—	8,376	8,376
Total liabilities	$—	$1	$—	$1	$—	$80	$8,376	$8,456
All of our derivative contracts are valued using quoted market prices from brokers or exchanges and are classified within Level 2 of the fair value hierarchy. Contingent consideration of $8.4 million associated with the HLP acquisition, which was paid during November 2016, is included above as a Level 3 measurement (see Note 2, "Acquisitions and Dispositions").
As of October 31, 2017 and 2016, we had approximately $2.4 million of certain property, plant and equipment that was recorded at fair value on a non-recurring basis and classified as Level 3. The fair value was based on broker opinions.
Carrying amounts reported on the balance sheet for cash, cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. Our outstanding debt is variable rate debt that re-prices frequently, thereby limiting our exposure to significant changes in interest rate risk. As a result, the fair value of our debt instruments approximates carrying value at October 31, 2017 and 2016 (Level 3 measurement).
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of non-vested restricted stock awards activity during the years ended October 31, 2017, 2016 and 2015, follows:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value per Share
Non-vested at October 31, 2014	220,800	$17.42
Granted	118,800	20.17
Vested	(34,000)	15.12
Forfeited	(12,600)	19.57
Non-vested at October 31, 2015	293,000	18.71
Granted	85,500	19.21
Vested	(102,000)	17.84
Forfeited	(9,800)	18.97
Non-vested at October 31, 2016	266,700	19.19
Granted	93,800	19.46
Vested	(73,100)	17.67
Forfeited	(3,100)	19.65
Non-vested at October 31, 2017	284,300	$19.66
The total weighted average grant-date fair value of restricted stock awards that vested during the years ended October 31, 2017, 2016 and 2015 was $1.3 million, $1.8 million and $0.5 million, respectively. As of October 31, 2017, total unrecognized compensation cost related to unamortized restricted stock awards totaled $2.1 million. We expect to recognize this expense over the remaining weighted average period of 1.6 years.
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
We use the Black-Scholes pricing model to estimate the fair value of our stock options. A description of the methodology for the valuation assumptions follows:

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
The following table summarizes the assumptions used to estimate the fair value of our stock options granted during the years ended October 31, 2017, 2016 and 2015.

	Year Ended October 31,
	2017	2016	2015
Weighted-average expected volatility	34.7%	37.1%	47.7%
Weighted-average expected term (in years)	5.7	5.4	5.6
Risk-free interest rate	2.0%	1.7%	1.6%
Expected dividend yield over expected term	1.0%	1.0%	1.0%
Weighted average grant date fair value	$6.25	$6.32	$8.40
The following table summarizes our stock option activity for the years ended October 31, 2017, 2016 and 2015.

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000s)
Outstanding at October 31, 2014	2,588,389	$16.21	6.2	$10,238
Granted	123,900	20.28
Exercised	(327,700)	15.59
Forfeited/Expired	(32,401)	20.21
Outstanding at October 31, 2015	2,352,188	16.46	5.4	$6,672
Granted	297,900	19.23
Exercised	(221,850)	15.43
Forfeited/Expired	(42,018)	19.78
Outstanding at October 31, 2016	2,386,220	16.84	5.1	$2,384
Granted	292,600	19.45
Exercised	(507,660)	15.67
Forfeited/Expired	(18,402)	19.90
Outstanding at October 31, 2017	2,152,758	17.44	5.2	$9,700
Vested or expected to vest at October 31, 2017	2,150,002	17.44	5.2	$9,695
Exercisable at October 31, 2017	1,644,650	$16.83	4.2	$8,419
Intrinsic value is the amount by which the market price of the common stock on the date of exercise exceeds the exercise price of the stock option. For the years ended October 31, 2017, 2016 and 2015, the total intrinsic value of our stock options that were exercised totaled $3.1 million, $1.0 million and $1.3 million, respectively. The total fair value of stock options vested during the years ended October 31, 2017, 2016 and 2015, was $1.8 million, $1.9 million and $2.8 million, respectively. As of October 31, 2017, total unrecognized compensation cost related to stock options was $0.7 million. We expect to recognize this expense over the remaining weighted average vesting period of 1.7 years.

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
During the years ended October 31, 2017 and 2016, 24,560 and 20,445 restricted stock units, respectively, were granted and immediately vested with corresponding weighted average grant date fair value of $15.65 and $19.56, respectively. During the year ended October 31, 2015, 83,500 previously granted restricted stock units vested with a corresponding weighted average grant date fair value of $15.08. As of October 31, 2017, 2016 and 2015, there were no non-vested restricted stock units.
During the year ended October 31, 2015, we paid $1.7 million to settle restricted stock units; we did not make any payments to settle restricted stock units during the years ended October 31, 2017 and 2016. All outstanding restricted stock units awarded to officers and employees have vested as of October 31, 2017. The directors received a grant of restricted stock units on November 1, 2016, which vested immediately.
Performance Share Awards
We have granted performance share awards to key employees and officers annually in December. In addition, we awarded performance shares in January 2016 to a new officer. These awards cliff vest after a three-year period with service and performance measures such as relative total shareholder return (R-TSR) and earnings per share (EPS) growth as vesting conditions. The number of performance share awards earned is variable depending on the metrics achieved. The settlement method is 50% in cash and 50% in our common stock.
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
The following table summarizes our performance share grants and the grant date fair value for the EPS and R-TSR performance metrics:

	Grant Date Fair Value
Grant Date	Shares Awarded	EPS	R-TSR	Forfeited
December 3, 2014	137,400	$20.28	$26.01	13,800
December 2, 2015	158,100	19.31	23.72	11,100
January 25, 2016	4,300	17.46	26.65	—
November 30, 2016	186,500	$19.45	$26.61	2,400
On December 5, 2016, 135,100 shares vested pursuant to the December 2013 grant, resulting in the issuance of 67,550 shares of common stock and a cash payment of $1.2 million. The November 2016 grant includes a return on invested capital (ROIC) metric which, if achieved, could enhance the number of shares that are ultimately issued but cannot exceed the maximum (200%).

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Due to the uncertainty with regard to achieving this metric, no value has been assigned. In the event and at such time the metric is deemed achievable, compensation expense will begin to be recognized through the remaining vesting period. For the years ended October 31, 2017, 2016 and 2015, we have recorded $3.0 million, $2.7 million and $1.5 million of compensation expense related to these performance share awards.
Performance share awards are not considered outstanding shares and do not have voting rights, although dividends are accrued over the performance period and will be payable in cash based upon the number of performance shares ultimately earned.
Performance shares are excluded from diluted weighted-average shares used to calculate earnings per share until the performance criteria is probable to result in the issuance of contingent shares. We evaluate the probability of the performance share vesting within one year of the vesting date. As of October 31, 2017, we have deemed 50,676 performance share awards to vest, of which 25,338 will be paid in our common stock and 25,338, along with accrued dividends, will settle in cash. For the years ended October 31, 2017 and 2016, there were 25,338 and 67,550 shares, respectively, related to performance shares that were potentially dilutive and considered in the diluted weighted average shares calculations. No contingent shares related to performance shares are included in diluted weighted average shares for the year ended October 31, 2015.
The following table summarizes amounts expensed as selling, general and administrative expense related to restricted stock awards, stock options, restricted stock units and performance share awards for the years ended October 31, 2017, 2016 and 2015 (in thousands):

	Year Ended October 31,
	2017	2016	2015
Restricted stock awards	$1,810	$1,911	$1,670
Stock options	1,820	2,486	1,713
Restricted stock units	855	161	(57)
Performance share awards	3,001	2,703	1,504
Total compensation expense	7,486	7,261	4,830
Income tax effect	1,999	4,858	1,575
Net compensation expense	$5,487	$2,403	$3,255
16. Stockholders' Equity
As of October 31, 2017, our authorized capital stock consists of 125,000,000 shares of common stock, at par value of $0.01 per share, and 1,000,000 shares of preferred stock, with no par value. As of October 31, 2017 and 2016, we had 37,508,877 and 37,560,249 shares of common stock issued, respectively, and 34,838,134 and 34,220,496 shares of common stock outstanding, respectively. There were no shares of preferred stock issued or outstanding at October 31, 2017 and 2016.
Treasury Stock
We record treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Shares are generally issued from treasury stock at the time of grant of restricted stock awards, upon the exercise of stock options and upon the vesting of performance shares. On the subsequent issuance of treasury shares, we record proceeds in excess of cost as an increase in additional paid in capital. A deficiency of such proceeds relative to costs would be applied to reduce paid-in-capital associated with prior issuances to the extent available, with the remainder recorded as a charge to retained earnings. We recorded a charge to retained earnings of $1.5 million and $0.6 million in the years ended October 31, 2017 and 2016, respectively.
For a summary of treasury stock activity for the years ended October 31, 2017, 2016 and 2015, refer to the Consolidated Statement of Stockholders' Equity located elsewhere herein.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. Other Income (Expense)
Other income (expense) included under the caption "Other, net" on the accompanying consolidated statements of income (loss), consisted of the following (in thousands):

	Year Ended October 31,
	2017	2016	2015
Foreign currency transaction gains (losses)	$713	$(5,457)	$(1,433)
Foreign currency exchange derivative (losses) gains	(88)	77	654
Interest income	86	106	64
Other	19	(205)	184
Other income (expense)	$730	$(5,479)	$(531)
18. Segment Information
We present three reportable business segments: (1) North American Engineered Components segment (“NA Engineered Components”), comprised of four operating segments primarily focused on the fenestration market in North America including vinyl profiles, insulating glass (IG) spacers, screens & other fenestration components; (2) European Engineered Components segment (“EU Engineered Components”), comprised of our United Kingdom-based vinyl extrusion business, manufacturing vinyl profiles & conservatories, and the European insulating glass business manufacturing IG spacers; and (3) North American Cabinet Components segment (“NA Cabinet Components”), comprised of Woodcraft. During 2017, we transferred two wood manufacturing plants from the NA Engineered Components segment to the NA Cabinet Components segment so that our wood manufacturing business would be organized under a common management team in order to realize synergies and operational efficiencies associated with our wood manufacturing capacity. The net assets and results of operations of these plants have been restated for all periods presented to be included as a component of the NA Cabinet Components segments as if the transfer occurred on the first day of the earliest period shown herein.We maintain a grouping called Unallocated Corporate & Other, which includes transaction expenses, stock-based compensation, long-term incentive awards based on the performance of our common stock and other factors, certain severance and legal costs not deemed to be allocable to all segments, depreciation of corporate assets, interest expense, other, net, income taxes and inter-segment eliminations. Other general and administrative costs associated with the corporate office are allocated to the reportable segments, based upon a relative measure of profitability in order to more accurately reflect each reportable business segment's administrative costs. We allocate corporate expenses to businesses acquired mid-year from the date of acquisition. We have not changed our historical presentation of allocated corporate expenses in conjunction with the plant moves described above as the impact would not have been significant. The accounting policies of our operating segments are the same as those used to prepare the accompanying consolidated financial statements. The following table summarizes corporate general and administrative expense allocated during the years ended October 31, 2017, 2016 and 2015:

	Year Ended October 31,
	2017	2016	2015
	(in thousands)
NA Engineered Components	$9,327	$10,487	$9,638
EU Engineered Components	3,392	3,814	2,109
NA Cabinet Components	4,239	4,767	—
Unallocated Corporate & Other	—	—	5,776
Allocated general and administrative expense	$16,958	$19,068	$17,523
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Segment information for the years ended October 31, 2017, 2016 and 2015 was as follows (in thousands):

	NA Eng Comp.	EU Eng. Comp.	NA Cabinet Comp.	Unallocated Corp. & Other	Total
Year Ended October 31, 2017
Net sales	$474,878	$147,963	$248,808	$(5,094)	$866,555
Depreciation and amortization	34,308	8,833	13,811	543	57,495
Operating income (loss)	26,311	13,673	4,128	(9,745)	34,367
Capital expenditures	18,822	7,841	7,349	552	34,564
Total assets	$258,315	$219,622	$285,457	$10,485	$773,879
Year Ended October 31, 2016
Net sales	$538,249	$150,203	$248,119	$(8,387)	$928,184
Depreciation and amortization	29,793	9,339	13,453	561	53,146
Operating income (loss)	34,229	13,225	5,475	(16,576)	36,353
Capital expenditures	22,114	6,141	8,709	279	37,243
Total assets	$282,371	$190,995	$295,366	$11,621	$780,353
Year Ended October 31, 2015
Net sales	$534,009	$93,644	$26,440	$(8,565)	$645,528
Depreciation and amortization	28,429	5,020	482	1,289	35,220
Operating income (loss)	35,866	3,253	3,387	(17,831)	24,675
Capital expenditures	24,713	4,396	786	87	29,982

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables reconcile our segment presentation, as previously reported in our Annual Report on Form 10-K for the year ended October 31, 2016, to the current presentation (in thousands):

Year Ended October 31, 2016	As Previously Reported	Reclassification	Current Presentation
	(in thousands)
NA Engineered Components
Net sales	$560,029	$(21,780)	$538,249
Depreciation and amortization	30,298	(505)	29,793
Operating income (loss)	37,883	(3,654)	34,229
Capital expenditures	22,713	(599)	22,114
Total assets	$290,725	$(8,354)	$282,371
EU Engineered Components
Net sales	$150,203	$—	$150,203
Depreciation and amortization	9,339	—	9,339
Operating income (loss)	13,225	—	13,225
Capital expenditures	6,141	—	6,141
Total assets	$190,995	$—	$190,995
NA Cabinet Components
Net sales	$223,391	$24,728	$248,119
Depreciation and amortization	12,948	505	13,453
Operating income (loss)	1,821	3,654	5,475
Capital expenditures	8,110	599	8,709
Total assets	$287,012	$8,354	$295,366
Unallocated Corporate & Other
Net sales	$(5,439)	$(2,948)	$(8,387)
Depreciation and amortization	561	—	561
Operating income (loss)	(16,576)	—	(16,576)
Capital expenditures	279	—	279
Total assets	$11,621	$—	$11,621

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Year Ended October 31, 2015	As Previously Reported	Reclassification	Current Presentation
	(in thousands)
NA Engineered Components
Net sales	$556,550	$(22,541)	$534,009
Depreciation and amortization	28,911	(482)	28,429
Operating income (loss)	39,253	(3,388)	35,865
Capital expenditures	25,499	(786)	24,713
Total assets	$314,397	$(8,800)	$305,597
EU Engineered Components
Net sales	$93,644	$—	$93,644
Depreciation and amortization	5,020	—	5,020
Operating income (loss)	3,253	—	3,253
Capital expenditures	4,396	—	4,396
Total assets	$231,261	$—	$231,261
NA Cabinet Components
Net sales	$—	$26,440	$26,440
Depreciation and amortization	—	482	482
Operating income (loss)	—	3,387	3,387
Capital expenditures	—	786	786
Total assets	$—	$8,800	$8,800
Unallocated Corporate & Other
Net sales	$(4,666)	$(3,899)	$(8,565)
Depreciation and amortization	1,289	—	1,289
Operating income (loss)	(17,831)	—	(17,831)
Capital expenditures	87	—	87
Total assets	$19,858	$—	$19,858
The following table summarizes the change in the carrying amount of goodwill by segment for the years ended October 31, 2017 and 2016 (in thousands):

	NA Eng. Comp.	EU Eng. Comp.	NA Cabinet Comp.	Unalloc. Corp. & Other	Total
Balance as of October 31, 2015	$51,314	$78,456	$—	$—	$129,770
Woodcraft acquisition	—	—	113,747	—	113,747
Asset impairment charge	(12,602)	—	—	—	(12,602)
Other	—	(575)	—	—	(575)
Foreign currency translation adjustment	—	(13,305)	—	—	(13,305)
Balance as of October 31, 2016	$38,712	$64,576	$113,747	$—	$217,035
Foreign currency translation adjustment	—	5,159	—	—	5,159
Balance as of October 31, 2017	$38,712	$69,735	$113,747	$—	$222,194
For further details of Goodwill, see Note 6, "Goodwill & Intangible Assets", located herewith.
We did not allocate non-operating expense or income tax expense to the reportable segments. The following table reconciles operating income (loss) as reported above to net income (loss) for the years ended October 31, 2017, 2016 and 2015:

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended October 31,
	2017	2016	2015
	(in thousands)
Operating income	$34,367	$36,353	$24,675
Interest expense	(9,595)	(36,498)	(991)
Other, net	730	(5,479)	(531)
Income tax (expense) benefit	(6,819)	3,765	(7,539)
Income (loss) from continuing operations	$18,683	$(1,859)	$15,614
Geographic Information
Our manufacturing facilities and all long-lived assets are located in the United States, United Kingdom and Germany. We attribute our net sales to a geographic region based on the location of the customer. The following tables provide information concerning our net sales for the years ended October 31, 2017, 2016 and 2015, and our long-lived assets as of October 31, 2017 and 2016 (in thousands):

	Year Ended October 31,
Net Sales:	2017	2016	2015
United States	$667,063	$724,045	$500,171
Europe	148,370	150,710	94,564
Canada	24,442	24,141	22,973
Asia	17,028	20,404	19,268
Other foreign countries	9,652	8,884	8,552
Total net sales	$866,555	$928,184	$645,528

	Year Ended October 31,
Long-lived assets, net	2017	2016
United States	$404,732	$428,203
Germany	20,052	19,479
United Kingdom	148,319	121,416
Mexico	—	614
Total long-lived assets, net	$573,103	$569,712
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes our product sales for the years ended October 31, 2017, 2016 and 2015 into general groupings to provide additional information to our shareholders. For all periods presented, this table reflects the reclassification of the two operating plants transferred from the NA Engineered Components segment to the NA Cabinet Components segment, as applicable.

	Year Ended October 31,
	2017	2016	2015
	(in thousands)
NA Engineered Components:
United States - fenestration	$399,694	$444,571	$447,024
International - fenestration	34,279	38,439	33,991
United States - non-fenestration	25,263	36,986	35,228
International - non-fenestration	15,642	18,253	17,766
	$474,878	$538,249	$534,009
EU Engineered Components:
United States - fenestration	$303	$412	$44
International - fenestration	129,140	134,631	87,943
International - non-fenestration	18,520	15,160	5,657
	$147,963	$150,203	$93,644
NA Cabinet Components:
United States - fenestration	$17,083	$21,779	$19,524
United States - non-fenestration	229,550	223,664	6,916
International - non-fenestration	2,175	2,676	—
	$248,808	$248,119	$26,440
Unallocated Corporate & Other
Eliminations	$(5,094)	$(8,387)	$(8,565)
	$(5,094)	$(8,387)	$(8,565)
Net sales	$866,555	$928,184	$645,528

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19. Earnings (Loss) Per Share
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
The computation of basic and diluted earnings per share for the years ended October 31, 2017 and 2015 follows (in thousands, except per share data):

	Year Ended October 31, 2017			Year Ended October 31, 2015
	Net Income from Continuing Operations	Weighted Average Shares	Per Share	Net Income from Continuing Operations	Weighted Average Shares	Per Share
Basic earnings per common share	$18,683	34,230	$0.55	$15,614	33,993	$0.46
Effect of dilutive securities:
Stock options	—	446		—	378
Restricted stock	—	138		—	131
Performance shares	$—	23		$—	—
Diluted earnings per common share	$18,683	34,837	$0.54	$15,614	34,502	$0.46
For the years ended October 31, 2017, 2016 and 2015, we had 686,650, 807,372; and 860,272 securities, respectively, that were potentially dilutive in future earnings per share calculations. Such dilution will be dependent on the excess of the market price of our stock over the exercise price and other components of the treasury stock method.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20. Unaudited Quarterly Data
Selected quarterly financial data for the years ended October 31, 2017 and 2016 was as follows (amounts in thousands, except per share amounts):

For the Quarter Ended	January 31, 2017	April 30, 2017	July 31, 2017	October 31, 2017
Net sales	$195,096	$209,133	$229,367	$232,959
Cost of sales (excluding depreciation and amortization)	154,947	162,132	176,758	178,325
Depreciation and amortization	15,406	14,380	13,915	13,794
Operating (loss) income	(3,841)	4,625	17,352	16,231
Net (loss) income	$(3,726)	$1,462	$10,215	$10,732
Basic (loss) earnings per share	(0.11)	0.04	0.30	0.31
Diluted (loss) earnings per share	(0.11)	0.04	0.29	0.31
Cash dividends paid per common share	$0.04	$0.04	$0.04	$0.04

For the Quarter Ended	January 31, 2016	April 30, 2016	July 31, 2016	October 31, 2016
Net sales	$201,468	$229,460	$248,085	$249,171
Cost of sales (excluding depreciation and amortization)	159,348	176,497	186,631	188,168
Depreciation and amortization	12,970	13,816	12,973	13,387
Operating (loss) income	(2,138)	10,556	19,930	8,005
Net (loss) income	$(7,249)	$3,935	$(3,976)	$5,431
Basic (loss) earnings per share	(0.21)	0.11	(0.12)	0.16
Diluted (loss) earnings per share	(0.21)	0.11	(0.12)	0.16
Cash dividends paid per common share	$0.04	$0.04	$0.04	$0.04
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) under the Securities Exchange Act of 1934 (1934 Act) as of October 31, 2017. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2017, the disclosure controls and procedures are effective.
Management’s Annual Report on Internal Control over Financial Reporting
Refer to Management’s Annual Report on Internal Control over Financial Reporting located in "Part 2, Item 8. Financial Information" of this Annual Report on Form 10-K.
Auditor's Report Relating to Effectiveness of Internal Control over Financial Reporting
Refer to the Report of Independent Registered Public Accounting Firm located in "Part 2, Item 8. Financial Information" in this Annual Report on Form 10-K.
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
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Pursuant to General Instruction G(3) to Form 10-K, the information on "Directors, Executive Officers and Corporate Governance" is incorporated herein by reference from the Registrant's Definitive Proxy Statement relating to the 2018 Annual Meeting of Stockholders of Quanex Building Products Corporation or an amendment to this Form 10-K, which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after the close of the fiscal year ended October 31, 2017.
Item 11. Executive Compensation.
Pursuant to General Instruction G(3) to Form 10-K, the information on "Executive Compensation" is incorporated herein by reference from the Registrant's Definitive Proxy Statement relating to the 2018 Annual Meeting of Stockholders of Quanex Building Products Corporation or an amendment to this Form 10-K, which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after the close of the fiscal year ended October 31, 2017.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Pursuant to General Instruction G(3) to Form 10-K, the information on "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" is incorporated herein by reference from the Registrant's Definitive Proxy Statement relating to the 2018 Annual Meeting of Stockholders of Quanex Building Products Corporation or an amendment to this Form 10-K, which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after the close of the fiscal year ended October 31, 2017.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Pursuant to General Instruction G(3) to Form 10-K, the information on "Certain Relationships and Related Transactions, and Director Independence" is incorporated herein by reference from the Registrant's Definitive Proxy Statement relating to the 2018 Annual Meeting of Stockholders of Quanex Building Products Corporation or an amendment to this Form 10-K, which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after the close of the fiscal year ended October 31, 2017.
Item 14. Principal Accountant Fees and Services.
Pursuant to General Instruction G(3) to Form 10-K, the information on "Principal Accountant Fees and Services" is incorporated herein by reference from the Registrant's Definitive Proxy Statement relating to the 2018 Annual Meeting of Stockholders of Quanex Building Products Corporation or an amendment to this Form 10-K, which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after the close of the fiscal year ended October 31, 2017.
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

QUANEX BUILDING PRODUCTS CORPORATION

Date:	December 12, 2017	/s/ Brent L. Korb
Brent L. Korb
Senior Vice President – Finance and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William C. Griffiths	Chairman of the Board,	December 12, 2017
William C. Griffiths	President and Chief Executive Officer

/s/ Susan F. Davis	Director	December 12, 2017
Susan F. Davis

/s/ LeRoy D. Nosbaum	Director	December 12, 2017
LeRoy D. Nosbaum

/s/ Joseph D. Rupp	Director	December 12, 2017
Joseph D. Rupp

/s/ Curtis M. Stevens	Director	December 12, 2017
Curtis M. Stevens

/s/ Robert R. Buck	Director	December 12, 2017
Robert R. Buck

/s/ Brent L. Korb	Senior Vice President—Finance and Chief Financial Officer	December 12, 2017
Brent L. Korb	(Principal Financial Officer)

/s/ Dewayne Williams	Vice President and Controller	December 12, 2017
Dewayne Williams	(Principal Accounting Officer)

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

†10.17
Form of Stock Option Agreement for Key Leaders under the Quanex Building Products Corporation 2008 Omnibus Incentive Plan, as amended, filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K ( Reg. No. 001-33913), as filed with the Securities and Exchange Commission on April 29, 2014, and incorporated herein by reference.

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

10.44
Lease dated February 9, 2016, between Garner Properties Ltd. and HL Plastics Limited, filed as Exhibit 10.44 to the Registrant's Annual Report on Form 10-K (Reg. No. 001-33913) for the year ended October 31, 2016, as filed with the Securities and Exchange Commission on December 16, 2016, and incorporated herein by reference.

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

†10.46
Amended and Restated Employee Stock Purchase Plan, as amended and restated effective April 1, 2017, filed as Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A for its 2017 Annual Meeting of Stockholders (Reg. No 001-33919), as filed with the Securities and Exchange Commission on January 31, 2017, and incorporated herein by reference.

†10.47
Agreement between Quanex Building Products Corporation and George Wilson, effective August 1, 2017, filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (Reg. No. 001-33919) as filed with the Securities and Exchange Commission on July 27, 2017.

†10.48
Change in Control Agreement between Quanex Building Products Corporation and George Wilson, effective August 1, 2017, filed as Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (Reg. No. 001-33919) as filed with the Securities and Exchange Commission on July 27, 2017.

†10.49
Form of Indemnity Agreement between Quanex Building Products Corporation and George Wilson, effective August 1, 2017, in the form filed as Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on August 29, 2008, and incorporated herein by reference.

*†10.50	Form of Key Leader Stock Settled Performance Restricted Stock Units Award Agreement

*†10.51	Form of Section 16 Officer Stock Settled Performance Restricted Stock Units Award Agreement

*21.1	Subsidiaries of the Registrant.

*23.1	Consent of Grant Thornton LLP

*31.1	Certification by chief executive officer pursuant to Rule 13a-14(a)/15d-14(a).

*31.2	Certification by chief financial officer pursuant to Rule 13a-14(a)/15d-14(a).

*32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
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