Form 10-Q
period 2018-01-31
Quanex Building Products CORP
filed 2018-03-06
CIK 1423221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________
FORM 10-Q
 ________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 2, 2018
Common Stock, par value $0.01 per share	35,075,703

QUANEX BUILDING PRODUCTS CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 31, 2018	October 31, 2017
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$13,757	$17,455
Accounts receivable, net of allowance for doubtful accounts of $377 and $333	62,119	79,411
Inventories, net (Note 3)	95,843	87,529
Prepaid and other current assets	7,451	7,406
Total current assets	179,170	191,801
Property, plant and equipment, net of accumulated depreciation of $270,490 and $264,047	213,014	211,131
Goodwill (Note 4)	226,927	222,194
Intangible assets, net (Note 4)	138,743	139,778
Other assets	9,180	8,975
Total assets	$767,034	$773,879
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$39,868	$44,150
Accrued liabilities	29,559	38,871
Income taxes payable (Note 8)	2,664	2,192
Current maturities of long-term debt (Note 5)	20,773	21,242
Total current liabilities	92,864	106,455
Long-term debt (Note 5)	215,362	218,184
Deferred pension and postretirement benefits (Note 6)	5,293	4,433
Deferred income taxes (Note 8)	14,771	21,960
Other liabilities	15,787	16,000
Total liabilities	344,077	367,032
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, no par value, shares authorized 1,000,000; issued and outstanding - none	—	—
Common stock, $0.01 par value, shares authorized 125,000,000; issued 37,477,459 and 37,508,877, respectively; outstanding 35,082,403 and 34,838,134, respectively	375	375
Additional paid-in-capital	253,638	255,719
Retained earnings	228,293	225,704
Accumulated other comprehensive loss	(14,623)	(25,076)
Less: Treasury stock at cost, 2,395,056 and 2,670,743 shares, respectively	(44,726)	(49,875)
Total stockholders’ equity	422,957	406,847
Total liabilities and stockholders' equity	$767,034	$773,879
The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three Months Ended
	January 31,
	2018	2017
	(In thousands, except per share amounts)
Net sales	$191,666	$195,096
Cost and expenses:
Cost of sales (excluding depreciation and amortization)	154,440	154,947
Selling, general and administrative	24,076	27,445
Restructuring charges	366	1,139
Depreciation and amortization	13,273	15,406
Operating loss	(489)	(3,841)
Non-operating (expense) income:
Interest expense	(2,441)	(2,160)
Other, net	317	661
Loss before income taxes	(2,613)	(5,340)
Income tax benefit	7,560	1,614
Net income (loss)	$4,947	$(3,726)

Basic income (loss) per common share	$0.14	$(0.11)

Diluted income (loss) per common share:	$0.14	$(0.11)

Weighted-average common shares outstanding:
Basic	34,662	34,055
Diluted	35,286	34,055

Cash dividends per share	$0.04	$0.04

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
	January 31,
	2018	2017
	(In thousands)
Net income (loss)	$4,947	$(3,726)
Other comprehensive income (loss):
Foreign currency translation adjustments gain	11,150	2,832
Change in pension from net unamortized gain tax (expense)	(697)	—
Other comprehensive income	10,453	2,832
Comprehensive income (loss)	$15,400	$(894)

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Three Months Ended
	January 31,
	2018	2017
	(In thousands)
Operating activities:
Net income (loss)	$4,947	$(3,726)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	13,273	15,406
Stock-based compensation	580	2,226
Deferred income tax	(8,483)	(3,684)
Other, net	130	1,241
Changes in assets and liabilities:
Decrease in accounts receivable	18,378	21,143
Increase in inventory	(6,926)	(7,622)
Decrease (increase) in other current assets	73	(438)
Decrease in accounts payable	(4,523)	(7,232)
Decrease in accrued liabilities	(10,629)	(17,971)
Increase in income taxes payable	344	2,761
Increase in deferred pension and postretirement benefits	860	837
Increase in other long-term liabilities	181	366
Other, net	(13)	(226)
Cash provided by operating activities	8,192	3,081
Investing activities:
Acquisitions, net of cash acquired	—	(8,497)
Capital expenditures	(7,811)	(8,141)
Proceeds from disposition of capital assets	65	390
Cash used for investing activities	(7,746)	(16,248)
Financing activities:
Borrowings under credit facilities	9,500	24,000
Repayments of credit facility borrowings	(13,750)	(20,875)
Repayments of other long-term debt	(255)	(429)
Common stock dividends paid	(1,397)	(1,372)
Issuance of common stock	2,231	1,383
Payroll tax paid to settle shares forfeited upon vesting of stock	(706)	(957)
Cash (used for) provided by financing activities	(4,377)	1,750
Effect of exchange rate changes on cash and cash equivalents	233	(35)
Decrease in cash and cash equivalents	(3,698)	(11,452)
Cash and cash equivalents at beginning of period	17,455	25,526
Cash and cash equivalents at end of period	$13,757	$14,074
The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

Three Months Ended January 31, 2018	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	(In thousands, no per share amounts shown except in verbiage)
Balance at October 31, 2017	$375	$255,719	$225,704	$(25,076)	$(49,875)	$406,847
Net income	—	—	4,947	—	—	4,947
Foreign currency translation adjustment	—	—	—	11,150	—	11,150
Common dividends ($0.04 per share)	—	—	(1,397)	—	—	(1,397)
Change in pension from net unamortized gain tax (expense)	—	—	—	(697)	—	(697)
Stock-based compensation activity:
Expense related to stock-based compensation	—	580	—	—	—	580
Stock options exercised	—	(149)	(924)	—	3,304	2,231
Restricted stock awards granted	—	(1,371)	—	—	1,371	—
Performance share awards vested	—	(473)	—	—	473	—
Other	—	(668)	(37)	—	1	(704)
Balance at January 31, 2018	$375	$253,638	$228,293	$(14,623)	$(44,726)	$422,957

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations and Basis of Presentation
Quanex Building Products Corporation is a component supplier to original equipment manufacturers (OEMs) in the building products industry. These components can be categorized as window and door (fenestration) components and kitchen and bath cabinet components. Examples of fenestration components include: (1) energy-efficient flexible insulating glass spacers, (2) extruded vinyl profiles, (3) window and door screens, and (4) precision-formed metal and wood products. We also manufacture cabinet doors and other components for OEMs in the kitchen and bathroom cabinet industry. In addition, we provide certain other non-fenestration components and products, which include solar panel sealants, trim moldings, vinyl decking, fencing, water retention barriers, and conservatory roof components. We have organized our business into three reportable business segments. For additional discussion of our reportable business segments, see Note 14, "Segment Information." We use low-cost, short lead-time production processes and engineering expertise to provide our customers with specialized products for their specific window, door, and cabinet applications. We believe these capabilities provide us with unique competitive advantages. We serve a primary customer base in North America and the United Kingdom, and also serve customers in international markets through our operating plants in the United Kingdom and Germany, as well as through sales and marketing efforts in other countries.
Unless the context indicates otherwise, references to "Quanex", the "Company", "we", "us" and "our" refer to the consolidated business operations of Quanex Building Products Corporation and its subsidiaries.
The accompanying interim condensed consolidated financial statements include the accounts of Quanex Building Products Corporation. All intercompany accounts and transactions have been eliminated in consolidation. These financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of October 31, 2017 was derived from audited financial information, but does not include all disclosures required by U.S. GAAP. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017. In our opinion, the accompanying financial statements contain all adjustments (which consist of normal recurring adjustments, except as disclosed herein) necessary to fairly present our financial position, results of operations and cash flows for the interim periods. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year or for any future periods.
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
We closed a kitchen and bathroom cabinet door business in Mexico in October 2016 and another plant in Lansing, Kansas in September 2017. We closed two United States vinyl operations plants in November 2016 and January 2017. During the three months ended January 31, 2018 and 2017, we expensed $0.4 million and $1.1 million, respectively, pursuant to these restructuring efforts. Our facility lease obligations were deemed to be at fair market value and we have not yet negotiated exit from our remaining lease obligations at two of these facilities. We expect to continue to incur costs related to these operating leases and other costs associated with these restructuring efforts during fiscal 2018.
In 2017, we evaluated the remaining depreciable lives of property, plant and equipment that will be abandoned or otherwise disposed as of the plant closures and recorded a change in estimate associated with the remaining useful lives of these assets. We recorded accelerated depreciation of $1.6 million related to this change in estimate for the three months ended January 31, 2017.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In addition, we evaluated the remaining service lives of intangible assets with defined lives associated with our United States vinyl extrusion business and recorded a change in estimate associated with the remaining useful lives of a customer relationship intangible and a utility process intangible asset which resulted in an increase in amortization expense of $0.9 million for the three months ended January 31, 2017. We do not expect to incur incremental depreciation and amortization expense in fiscal 2018 associated with these restructuring efforts.
2. Acquisitions and Dispositions
HLP
As more fully described in our Annual Report on Form 10-K for the year ended October 31, 2017, we acquired the outstanding ownership shares of an extruder of vinyl lineal products and manufacturer of other plastic products incorporated and registered in England and Wales ("HLP") on June 15, 2015. The purchase agreement contained an earn-out provision which is calculated as a percentage of earnings before interest, tax and depreciation and amortization for a specified period, as defined in the purchase agreement. Pursuant to this earn-out provision, the former owner could select a base year upon which to calculate the earn-out (one of the next three succeeding twelve-month periods ended July 31). In August 2016, the former owner selected the twelve-month period ended July 31, 2016 as the measurement period for the earn-out calculation. On November 7, 2016, we paid $8.5 million to settle the earn-out, which included a foreign currency adjustment of $0.1 million. We have included this earn-out payment under the caption "Acquisitions, net of cash acquired" in the accompanying cash flow statement for the three months ending January 31, 2017.
We are party to operating leases associated with the HLP acquisition for which our lessors are entities that were either wholly-owned subsidiaries or affiliates of HLP prior to the acquisition, and in which a former owner, who is now our employee, has an ownership interest. These leases include our primary operating facilities, a finished goods warehouse, a mixing plant, and a manufacturing facility. The lease for the manufacturing facility which has a 20-year term began in 2007, the lease for the manufacturing facility which has a 15-year term began in 2012, the lease for the mixing plant has a 13.5-year term which began in 2013, and the lease for the warehouse has a 20-year life which began in 2017. We have recorded rent expense pursuant to these agreements of approximately $0.6 million and $0.3 million, for the three-month periods ended January 31, 2018 and 2017, respectively. Commitments under these lease arrangements are included in our operating lease commitments as disclosed in our Annual Report on Form 10-K for the year ended October 31, 2017.
Shawano
On October 31, 2017, we sold certain net assets of a wood-flooring manufacturing plant in Shawano, Wisconsin to an unrelated equity investment firm for $0.6 million in cash, and the issuance of a receivable totaling $1.2 million. The receivable is collectible over a five-year term, with annual payments equal to 3% of gross sales, with a minimum payment in year five equal to the greater of: (a) $1.6 million less annual payments made during the preceding four years, or (b) 3% of gross sales for year five. The receivable has been discounted at our incremental borrowing rate. We provided transitional services associated with this sale through December 31, 2017 and recorded a current receivable associated with these services of $0.2 million as of January 31, 2018. The transaction was subject to a working capital adjustment as defined in the agreement which totaled less than $0.1 million at January 31, 2018. Pursuant to the agreement, we will supply wood products to this plant at cost throughout fiscal 2018.
3. Inventories
Inventories consisted of the following at January 31, 2018 and October 31, 2017:

	January 31, 2018	October 31, 2017
	(In thousands)
Raw materials	$52,507	$50,472
Finished goods and work in process	46,438	40,087
Supplies and other	3,467	2,655
Total	102,412	93,214
Less: Inventory reserves	6,569	5,685
Inventories, net	$95,843	$87,529
Fixed costs related to excess manufacturing capacity, if any, have been expensed in the period they were incurred and, therefore, are not capitalized into inventory.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our inventories at January 31, 2018 and October 31, 2017 were valued using the following costing methods:

	January 31, 2018	October 31, 2017
	(In thousands)
LIFO	$4,564	$4,444
FIFO	91,279	83,085
Total	$95,843	$87,529
During interim periods, we estimate a LIFO reserve based on our expectations of year-end inventory levels and costs. If our calculations indicate that an adjustment at year-end will be required, we may record a proportionate share of this amount during the period. At year-end, we calculate the actual LIFO reserve and record an adjustment for the difference between the annual calculation and any estimates recognized during the interim periods.  Because the interim projections are subject to many factors beyond our control, the results could differ significantly from the year-end LIFO calculation. We recorded no interim LIFO reserve adjustment for the three-month periods ended January 31, 2018 and 2017.
For inventories valued under the LIFO method, replacement cost exceeded the LIFO value by approximately $1.1 million at January 31, 2018 and October 31, 2017.
4. Goodwill and Intangible Assets
Goodwill
The change in the carrying amount of goodwill for the three months ended January 31, 2018 was as follows:

Three Months Ended
January 31, 2018
(In thousands)
Beginning balance as of November 1, 2017	$222,194
Foreign currency translation adjustment	4,733
Balance as of the end of the period	$226,927
At our annual test date, August 31, 2017, we evaluated the recoverability of goodwill at each of our five reportable units with goodwill balances. We determined that our goodwill was not impaired. There have been no triggering events to indicate impairment during the three months ended January 31, 2018. Therefore, no additional testing was deemed necessary. For a summary of the change in the carrying amount of goodwill by segment, see Note 14, "Segment Information", included herewith.
Identifiable Intangible Assets
Amortizable intangible assets consisted of the following as of January 31, 2018 and October 31, 2017:

	January 31, 2018		October 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Customer relationships	$157,954	$51,625	$155,230	$48,479
Trademarks and trade names	56,894	30,533	56,058	29,509
Patents and other technology	22,346	16,293	22,624	16,146
Total	$237,194	$98,451	$233,912	$94,134

Pursuant to a change in estimate with regard to the remaining service lives of certain intangible assets, we recorded incremental amortization expense of $0.9 million for the three months ended January 31, 2017. See additional disclosure at Note 1, "Nature of Operations, Basis of Presentation and Significant Accounting Policies - Restructuring."
During the three months ended January 31, 2018, we retired identifiable intangible assets of $0.3 million related to patents and other technology.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

For each of the three-month periods ended January 31, 2018 and 2017, we had aggregate amortization expense related to intangible assets of $4.1 million and $5.4 million, respectively.
Estimated remaining amortization expense, assuming current intangible balances and no new acquisitions, for each of the fiscal years ending October 31, is as follows (in thousands):

Estimated Amortization Expense
2018 (remaining nine months)	$12,219
2019	15,587
2020	14,530
2021	12,809
2022	12,185
Thereafter	71,413
Total	$138,743

5. Debt and Capital Lease Obligations
Debt consisted of the following at January 31, 2018 and October 31, 2017:

	January 31, 2018	October 31, 2017
	(In thousands)
Revolving Credit Facility	$83,500	$84,000
Term Loan A	135,000	138,750
Capital lease obligations and other	19,584	18,764
Unamortized deferred financing fees	(1,949)	(2,088)
Total debt	$236,135	$239,426
Less: Current maturities of long-term debt	20,773	21,242
Long-term debt	$215,362	$218,184
As more fully described in our Annual Report on Form 10-K for the year ended October 31, 2017, we maintain a $450.0 million credit agreement comprising a $150.0 million Term Loan A and a $300.0 million revolving credit facility (collectively, the “Credit Agreement”), with Wells Fargo Bank, National Association, as Agent, Swingline Lender and Issuing Lender, and Bank of America, N.A. serving as Syndication Agent. The Credit Agreement has a five-year term, maturing on July 29, 2021, and requires interest payments calculated, at our election and depending upon our Consolidated Leverage Ratio, at either a Base Rate plus an applicable margin or the LIBOR Rate plus an applicable margin. At the time of the initial borrowing, the applicable rate was LIBOR + 2.00%. In addition, we are subject to commitment fees for the unused portion of the Credit Agreement.
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
As of January 31, 2018, we had $218.5 million of borrowings outstanding under the Credit Agreement (reduced by unamortized debt issuance costs of $1.9 million), $5.3 million of outstanding letters of credit and $19.6 million outstanding primarily under capital leases. We had $211.2 million available for use under the Credit Agreement at January 31, 2018. Outstanding borrowings under the Credit Agreement accrue interest at 3.57% per annum. Our weighted average borrowing rate for borrowings outstanding during the three months ended January 31, 2018 and 2017 was 3.40% and 2.65%, respectively. We were in compliance with our debt covenants as of January 31, 2018.
Other Debt Instruments
Historically, we have maintained certain capital lease obligations related to equipment purchases. On February 20, 2017, we entered into a capital lease for warehouse space at HLP with a related-party company that is owned by our employee, the former owner of HLP. This new warehouse was anticipated at the time of the HLP acquisition in June 2015, and the lease was negotiated at arms-length. The lease accrues interest at 3.57% per annum, and extends for a twenty-year period through the year 2036. We recorded the leased asset at inception at fair value of $16.6 million and recorded a corresponding liability for our obligation under this lease. We are recognizing interest expense using the effective interest method over the term. Our cash commitments under this lease are £0.9 million per year for an aggregate of £17.8 million (or approximately $25.3 million). The cost and accumulated depreciation of property, plant and equipment under all outstanding capital leases at January 31, 2018 was $19.3 million and $3.4 million, respectively, including $12.8 million and $0.9 million, respectively, related to the HLP warehouse lease. Our total obligations under capital leases and other total $19.6 million at January 31, 2018, of which $1.8 million is classified in the current portion of long-term debt and $17.8 million is classified as long-term debt on the accompanying unaudited condensed consolidated balance sheet. These obligations accrue interest at an average rate of 3.6%, and extend through the year 2036.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Retirement Plans
Pension Plan
Our non-contributory, single employer defined benefit pension plan covers a majority of our employees in the United States excluding employees of recent acquisitions. Employees of acquired companies may be covered after a transitional period. The net periodic pension cost for this plan for the three-month periods ended January 31, 2018 and 2017 was as follows:

	Three Months Ended
	January 31,
	2018	2017
	(In thousands)
Service cost	$949	$926
Interest cost	215	212
Expected return on plan assets	(466)	(457)
Amortization of net loss	144	143
Net periodic benefit cost	$842	$824
During 2017, we contributed $3.6 million to fund our plan, and we expect to make a contribution to our plan in September 2018 of approximately $3.6 million.
Other Plans
We also have a supplemental benefit plan covering certain executive officers and a non-qualified deferred compensation plan covering members of the Board of Directors and certain key employees. As of January 31, 2018 and October 31, 2017, our liability under the supplemental benefit plan was approximately $3.6 million and $3.4 million, respectively. The liability associated with the deferred compensation plan was approximately $4.0 million as of January 31, 2018 and October 31, 2017. We record the current portion of liabilities associated with these plans under the caption "Accrued Liabilities," and the long-term portion under the caption "Other Liabilities" in the accompanying condensed consolidated balance sheets.
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
A reconciliation of the activity related to our accrued warranty, including both the current and long-term portions (reported in accrued liabilities and other liabilities, respectively, on the accompanying condensed consolidated balance sheet) follows:

Three Months Ended
January 31, 2018
(In thousands)
Beginning balance as of November 1, 2017	$323
Provision for warranty expense	20
Warranty costs paid	(4)
Total accrued warranty as of the end of the period	$339
Less: Current portion of accrued warranty	153
Long-term portion of accrued warranty	$186

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Income Taxes
To determine our income tax expense or benefit for interim periods, consistent with accounting standards, we apply the estimated annual effective income tax rate to year-to-date results. Our estimated annual effective tax rates for the three-month periods ended January 31, 2018 and 2017 were 24.0% and 30.2%, respectively, excluding discrete items. The change in the annual rate was due largely to the effect of the Tax Cuts and Jobs Act (the Act) which was signed into law on December 22, 2017.
The Act reduced our federal income tax rate from 35.0% to 23.3% for the fiscal year ending October 31, 2018. Discrete items contributing to the income tax benefit for the three months ended January 31, 2018 included $7.7 million for the re-measurement of our deferred income tax assets and liabilities due to the decrease in the federal corporate income tax rate, a benefit of $0.3 million for the true up of our accruals and related deferred taxes from prior year filings and settled tax audits, a benefit of $0.1 million for the excess tax benefits related to the vesting or exercise of equity-based compensation awards, partially offset by a tax expense of $1.2 million for the one-time mandatory transition tax on deemed repatriation of previously tax-deferred and unremitted foreign earnings.
The following table reconciles our effective income tax benefit rate to the federal statutory rate of 23.3% and 35.0% for the three month periods ended January 31, 2018 and 2017, respectively:

	Three months ended January 31,
	2018	2017
United States tax at statutory rate	23.3%	35.0%
State and local income tax	2.5	1.7
Non-United States income tax	(1.0)	(6.0)
General business credits	—	(0.4)
Other permanent differences	(0.8)	(0.1)
Deferred rate impact of enactment of tax reform	297.4	—
Tax impact of stock based compensation	4.2	—
Impact of deemed repatriation	(46.9)	—
Return to actual adjustments	10.6	—
Effective tax benefit rate	289.3%	30.2%
The United States statutory rate of 23.3% reflects the period November 1, 2017 to December 31, 2017 at the previous 35.0% rate and the period January 1, 2018 to October 31, 2018 at the new 21.0% rate.
Given the significance of the Act, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which allows registrants to record provisional amounts during a one year “measurement period”. During the measurement period, impacts of the Act are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared or analyzed. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Act.
As of January 31, 2018, we have not completed the accounting for the tax effects of the Act. However, we have made an initial assessment of the Act and recorded a discrete benefit of $6.5 million during the three month period ended January 31, 2018. We believe that our assessment of the re-measurement of our deferred income tax assets and liabilities to be complete, while we consider our tax expense related to the one-time mandatory transition tax on deemed repatriation of previously tax-deferred and unremitted foreign earnings and our tax benefit of stock based compensation to be provisional. At this time, our estimate does not reflect changes in current interpretations of compensation deduction limitations, effects of any state tax law changes and uncertainties regarding interpretations that may arise as a result of federal tax reform. Any additional impact of the enactment of the Act will be recorded as they are identified during the one-year measurement period provided for in SAB 118.
In light of the Act, we are evaluating our foreign cash position and potential repatriation of foreign earnings during fiscal 2018. With the exception of the one-time mandatory transition tax on deemed repatriation of previously tax-deferred and unremitted

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

foreign earnings, we do not anticipate any material tax impact from any potential repatriation of previous unremitted foreign earnings.
As of January 31, 2018, our liability for uncertain tax positions (UTP) of $0.6 million relates to certain state tax items regarding the interpretation of tax laws and regulations. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. The final outcome of the future tax consequences of legal proceedings, if any, as well as the outcome of competent authority proceedings, changes in regulatory tax laws, or interpretation of those tax laws could impact our financial statements. We are subject to the effect of these matters occurring in various jurisdictions. The disallowance of the UTP would not materially affect the annual effective tax rate. We do not believe any of the UTP at January 31, 2018 will be recognized within the next twelve months.
We evaluate the likelihood of realization of our deferred tax assets by considering both positive and negative evidence. We believe there is no need for a valuation allowance of the federal net operating losses. We will continue to evaluate our position throughout the year. We maintain a valuation allowance for certain state net operating losses which totaled $1.3 million at January 31, 2018.
The audit of our federal income tax return for the pre-acquisition short period of January 1, 2015 to November 2, 2015 for Woodcraft by the United States Internal Revenue Service has been completed with no significant impact to the company.
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
Spacer Migration
We were notified by certain customers through our German operation that the vapor barrier employed on certain spacer products manufactured prior to March 2014 may permit spacer migration in certain extreme circumstances. This product does not have a specific customer warranty, but we have received claims from customers related to this issue, which we continue to investigate. The balance of the accrual for this matter was $1.3 million and $1.4 million at October 31, 2017 and January 31, 2018. During the three months ended January 31, 2018, we incurred additional claims of $0.5 million, which were offset by payments of $0.5 million. The additional change in the accrual during the three months ended January 31, 2018 reflects the impact of foreign currency exchange rates. We cannot estimate any future liability with regard to unasserted claims. We evaluate this reserve at each balance sheet date. We investigate any claims, but we are not obligated to honor any future claims.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

We have been and are currently party to multiple claims, some of which are in litigation, relating to alleged defects in a commercial sealant product that was manufactured and sold during the 2000's. During the three months ended January 31, 2018, our insurance carrier reimbursed fees and expenses originally incurred as part of our defense of these various commercial sealant claims totaling $0.5 million to us and additional payments directly to our external counsel. While we believe that our product was not defective and that we would prevail in these commercial sealant product claims if taken to trial, the timing, ultimate resolution and potential impact of these claims is not currently determinable. Nevertheless, after taking into account all currently available information, including our defenses, the advice of our counsel, and the extent and currently-expected availability of our existing insurance coverage, we believe that the eventual outcome of these commercial sealant claims will not have a material adverse effect on our overall financial condition, results of operations or cash flows, and we have not recorded any accrual with regard to these claims.
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
We have not designated any of our derivative contracts as hedges for accounting purposes in accordance with the provisions under the Accounting Standards Codification Topic 815 "Derivatives and Hedging" (ASC 815). Therefore, changes in the fair value of these contracts and the realized gains and losses are recorded in the unaudited condensed consolidated statements of income (loss) for the three-month periods ended January 31, 2018 and 2017 as follows (in thousands):

		Three Months Ended
		January 31,
Location of (losses) gains:		2018	2017
Other, net	Foreign currency derivatives	(55)	144
We have chosen not to offset any of our derivative instruments in accordance with the provisions of ASC 815. Therefore, the assets and liabilities are presented on a gross basis on the accompanying condensed consolidated balance sheets. Less than $0.1 million of fair value related to foreign currency derivatives was included in prepaid and other current assets as of October 31, 2017. Less than $0.1 million of fair value related to foreign currency derivatives was included in accrued liabilities as of January 31, 2018 and October 31, 2017.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the notional amounts and fair value of outstanding derivative contracts at January 31, 2018 and October 31, 2017 (in thousands):

		Notional as indicated		Fair Value in $
		January 31, 2018	October 31, 2017	January 31, 2018	October 31, 2017
Foreign currency derivatives:
Sell EUR, buy USD	EUR	$104	$1,271	$(1)	$24
Sell CAD, buy USD	CAD	231	320	—	1
Sell GBP, buy USD	GBP	47	75	—	—
Buy EUR, sell GBP	EUR	36	30	—	(1)
Buy USD, sell EUR	USD	1	—	—	—
Buy GBP, sell EUR	GBP	1	—	—	—
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
As of January 31, 2018 and October 31, 2017, foreign currency derivatives were the only instruments being measured on a recurring basis. Less than $0.1 million of foreign currency derivatives were included in total liabilities as of January 31, 2018 and less than $0.1 million of foreign currency derivatives were included in total assets and total liabilities as of October 31, 2017. All of our derivative contracts are valued using quoted market prices from brokers or exchanges and are classified within Level 2 of the fair value hierarchy.
We have recorded land totaling approximately $2.4 million at fair value on a non-recurring basis which is classified as Level 3 measurement as of January 31, 2018 and October 31, 2017. The fair value was based on broker opinions.
Carrying amounts reported on the balance sheet for cash, cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. Our outstanding debt is variable rate debt that re-prices frequently, thereby limiting our exposure to significant change in interest rate risk. As a result, the fair value of our debt instruments approximates carrying value at January 31, 2018, and October 31, 2017 (Level 3 measurement).
12. Stock-Based Compensation
We have established and maintain an Omnibus Incentive Plan (2008 Plan) that provides for the granting of restricted stock awards, stock options, restricted stock units, performance share awards, performance restricted stock units, and other stock-based and cash-based awards. The 2008 Plan is administered by the Compensation and Management Development Committee of the Board of Directors.
The aggregate number of shares of common stock authorized for grant under the 2008 Plan is 7,650,000 as approved by

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

shareholders. Any officer, key employee and/or non-employee director is eligible for awards under the 2008 Plan. We grant restricted stock units to non-employee directors on the first business day of each fiscal year. As approved by the Compensation & Management Development Committee of our Board of Directors annually, we grant stock options, restricted stock awards, performance shares and/or performance restricted stock units to officers, management and key employees. Occasionally, we may make additional grants to key employees at other times during the year.
Restricted Stock Awards
Restricted stock awards are granted to key employees and officers annually, and typically cliff vest over a three-year period with service and continued employment as the only vesting criteria. The recipient of the restricted stock award is entitled to all of the rights of a shareholder, except that the award is nontransferable during the vesting period. The fair value of the restricted stock award is established on the grant date and then expensed over the vesting period resulting in an increase in additional paid-in-capital. Shares are generally issued from treasury stock at the time of grant.
A summary of non-vested restricted stock awards activity during the three months ended January 31, 2018 is presented below:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value per Share
Non-vested at October 31, 2017	284,300	$19.66
Granted	73,400	20.70
Vested	(61,800)	20.28
Non-vested at January 31, 2018	295,900	$19.79
The total weighted average grant-date fair value of restricted stock awards that vested during each of the three-month periods ended January 31, 2018 and 2017 was $1.3 million and $1.2 million, respectively. As of January 31, 2018, total unrecognized compensation cost related to unamortized restricted stock awards was $3.1 million. We expect to recognize this expense over the remaining weighted average vesting period of 2.1 years.
Stock Options
Historically, stock options have been awarded to key employees, officers and non-employee directors. Effective May 2015, the director compensation structure was revised to eliminate the annual grant of stock options to non-employee directors. Officer stock options typically vest ratably over a three-year period with service and continued employment as the vesting conditions. Our stock options may be exercised up to a maximum of ten years from the date of grant. The fair value of the stock options is determined on the grant date and expensed over the vesting period resulting in an increase in additional paid-in-capital. For employees who are nearing retirement-eligibility, we recognize stock option expense ratably over the shorter of the vesting period or the period from the grant-date to the retirement-eligibility date. During December 2017, the Compensation & Management Committee of the Board of Directors approved a change to the long-term incentive award program eliminating the grant of stock options and replacing this award with a grant of performance restricted stock units as further described below.
We use a Black-Scholes pricing model to estimate the fair value of stock options. A description of the methodology for the valuation assumptions was disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017.
The following table provides a summary of assumptions used to estimate the fair value of our stock options issued during the three-month period ended January 31, 2017.

Three Months Ended
January 31, 2017
Weighted-average expected volatility	34.7%
Weighted-average expected term (in years)	5.7
Risk-free interest rate	2.0%
Expected dividend yield over expected term	1.0%
Weighted average grant date fair value	$6.25

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes our stock option activity for the three months ended January 31, 2018:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000s)
Outstanding at October 31, 2017	2,152,758	$17.44
Granted	—	—
Exercised	(176,947)	12.61
Forfeited/Expired	—	—
Outstanding at January 31, 2018	1,975,811	$17.88	5.2	$5,692
Vested or expected to vest at January 31, 2018	1,975,811	$17.88	5.2	$5,692
Exercisable at January 31, 2018	1,691,433	$17.62	4.7	$5,316
Intrinsic value is the amount by which the market price of the common stock on the date of exercise exceeds the exercise price of the stock option. The total intrinsic value of stock options exercised during the three months ended January 31, 2018 and 2017 was $1.9 million and $0.5 million. The weighted-average grant date fair value of stock options that vested during the three months ended January 31, 2018 and 2017 was $1.5 million and $1.8 million, respectively. As of January 31, 2018, total unrecognized compensation cost related to stock options was $0.6 million. We expect to recognize this expense over the remaining weighted average vesting period of 1.5 years.
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
As of January 31, 2018, there were no non-vested restricted stock units. During the three-month periods ended January 31, 2018 and 2017, non-employee directors received 18,050 and 24,560 restricted stock units, respectively, at a grant date fair value of $21.85 and $15.65, respectively, which vested immediately. During the three-month periods ended January 31, 2018 and 2017, there were no payments to settle restricted stock units.
Performance Share Awards
We have awarded annual grants of performance shares to key employees and officers. These awards cliff vest after a three-year period with service and performance measures (relative total shareholder return (R-TSR) and earnings per share (EPS) growth), as vesting conditions. However, the number of shares earned is variable depending on the metrics achieved, and the settlement method is 50% in cash and 50% in our common stock.
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
The following table summarizes our performance share grants and the grant date fair value for the EPS and R-TSR performance metrics:

	Grant Date Fair Value
Grant Date	Shares Awarded	EPS	R-TSR	Shares Forfeited
December 2, 2015	158,100	$19.31	$23.72	11,100
January 25, 2016	4,300	17.46	26.65	—
November 30, 2016	186,500	19.45	26.61	2,400
December 7, 2017	146,500	$20.70	$21.81	—
On December 3, 2017, 123,600 shares vested pursuant to the December 2014 grant, resulting in the issuance of 25,340 shares of common stock and a cash payment of $0.6 million. The November 2016 and December 2017 grants include a return on invested capital (ROIC) metric which, if achieved, could enhance the number of shares that are ultimately issued but cannot exceed the maximum (200%). Due to the uncertainty with regard to achieving this metric, no value has been assigned. In the event and at such time the metric is deemed achievable, compensation expense will begin to be recognized through the remaining vesting period. For the three-month period ended January 31, 2018, we recorded a decrease in compensation expense of $0.6 million which reflects a decrease in the number of shares expected to vest in December 2018 associated with the December 2, 2015 performance share grant, as well as current expense for other outstanding performance share grants. For the three-month period ended January 31, 2017, we recorded compensation expense of $1.0 million related to our performance share awards.
Performance share awards are not considered outstanding shares and do not have voting rights, although dividends are accrued over the performance period and will be payable in cash based upon the number of performance shares ultimately earned.
The performance shares are excluded from the diluted weighted-average shares used to calculate earnings per share until the performance criteria is probable to result in the issuance of contingent shares. As of January 31, 2018, we have deemed 55,125 shares related to the December 2015 grant of performance shares as probable to vest. We expect to settle these shares in December 2018 by issuing 27,563 shares and paying the value of the equivalent number of shares in cash, along with accrued dividends thereon.
Performance Restricted Stock Units
We awarded performance restricted share units to key employees and officers in December 2017. These awards cliff vest upon a three-year service period with the absolute total shareholder return of our common stock over this three-year term as the vesting criteria. The number of shares earned is variable depending on the metric achieved, and the settlement method is 100% in our common stock, with accrued dividends paid in cash at the time of vesting, assuming the shares had been outstanding throughout the performance period.
To value the shares, we utilized a Monte Carlo simulation model to arrive at a grant-date fair value. This amount will be adjusted for forfeitures and expensed over the three-year term of the award with a credit to additional paid-in-capital. Depending on the achievement of the performance conditions, a minimum of 0% and a maximum of 150% of the awarded performance restricted stock units may vest. Specifically, the awards vest on a continuum with the following milestones: if absolute total shareholder return is -20%, 50% of the award will vest; at 20% total shareholder return, 100% of the award will vest; and at 50% absolute total shareholder return, 150% of the award will vest. If absolute total shareholder return is below -20%, none of the shares will vest. In accordance with U.S. GAAP, regardless of whether the market performance measure is ultimately met, compensation expense will be recognized.
On December 7, 2017, we awarded 78,200 performance restricted share units with a grant date fair value of $17.76 per share. As of January 31, 2018, we recorded compensation expense of approximately $0.1 million related to our performance share restricted units.
Similar to performance shares, the performance restricted stock units are not considered outstanding shares, do not have voting rights, and are excluded from diluted weighted-average shares used to calculate earnings per share until the performance criteria is probable to result in the issuance of contingent shares.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Treasury Shares
We record treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Shares are generally issued from treasury stock at the time of grant of restricted stock awards, and upon the exercise of stock options and upon the vesting of performance shares and performance restricted stock units. On the subsequent issuance of treasury shares, we record proceeds in excess of cost as an increase in additional paid in capital. A deficiency of such proceeds relative to costs would be applied to reduce paid-in-capital associated with prior issuances to the extent available, with the remainder recorded as a charge to retained earnings. We recorded a charge to retained earnings of $0.9 million during the three months ended January 31, 2018.
The following table summarizes the treasury stock activity during the three months ended January 31, 2018:

Three Months Ended
January 31, 2018
Beginning balance as of November 1, 2017	2,670,743
Restricted stock awards granted	(73,400)
Performance share awards vested	(25,340)
Stock options exercised	(176,947)
Balance at January 31, 2018	2,395,056
13. Other Income (Loss)
Other income (loss) included under the caption "Other, net" on the accompanying condensed consolidated statements of income (loss), consisted of the following for the three-month periods ended January 31, 2018 and 2017:

	Three Months Ended
	January 31,
	2018	2017
	(In thousands)
Foreign currency transaction gains	$354	$486
Foreign currency derivative (losses) gains	(55)	144
Interest income	15	27
Other	3	4
Other, net	$317	$661
14. Segment Information
We present three reportable business segments in accordance with Topic 280-10-50, "Segment Reporting" (ASC 280): (1) North American Engineered Components segment (“NA Engineered Components”), comprising four operating segments primarily focused on the fenestration market in North America including vinyl profiles, insulating glass (IG) spacers, screens & other fenestration components; (2) European Engineered Components segment (“EU Engineered Components”), comprising our United Kingdom-based vinyl extrusion business, manufacturing vinyl profiles & conservatories, and the European insulating glass business manufacturing IG spacers; and (3) North American Cabinet Components segment (“NA Cabinet Components”), comprising solely the North American cabinet door and components business acquired in November 2015. We maintain an Unallocated Corporate & Other grouping which includes LIFO inventory adjustments, corporate office charges, and inter-segment eliminations, less an allocation of a portion of the general and administrative costs associated with the corporate office which have been allocated to the reportable business segments, based upon a relative measure of profitability, in order to more accurately reflect each reportable business segment's administrative cost. Certain costs are not allocated to the reportable operating segments, but remain in Unallocated Corporate & Other, including transaction expenses, stock-based compensation, long-term incentive awards based on the performance of our common stock and other factors, certain severance and legal costs not deemed to be allocable to all segments, depreciation of corporate assets, interest expense, other, net, income taxes and inter-segment eliminations. The accounting policies of our operating segments are the same as those used to prepare the accompanying condensed consolidated financial statements. Corporate general and administrative expense allocated during the three-month periods ended January 31, 2018 and 2017 were $5.1 million and $4.4 million, respectively.

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
Segment information for the three months ended January 31, 2018 and 2017, and total assets as of January 31, 2018 and October 31, 2017 are summarized in the following table (in thousands):

	NA Eng. Comp.	EU Eng. Comp.	NA Cabinet Comp.	Unallocated Corp. & Other	Total
Three Months Ended January 31, 2018
Net sales	$102,727	$33,996	$55,922	$(979)	$191,666
Depreciation and amortization	7,012	2,449	3,686	126	13,273
Operating income (loss)	1,611	1,264	(2,877)	(487)	(489)
Capital expenditures	3,897	2,408	1,458	48	7,811
Three Months Ended January 31, 2017
Net sales	$106,083	$31,569	$58,630	$(1,186)	$195,096
Depreciation and amortization	9,938	2,056	3,275	137	15,406
Operating income (loss)	70	2,203	(827)	(5,287)	(3,841)
Capital expenditures	3,711	3,144	1,084	202	8,141
As of January 31, 2018
Total assets	$246,021	$229,510	$284,132	$7,371	$767,034
As of October 31, 2017
Total assets	$258,315	$219,622	$285,457	$10,485	$773,879
During 2017, we transferred two operating plants that manufacture wood products (fenestration and non-fenestration products) from the NA Engineered Components segment to the NA Cabinet Components segment, to better align wood-related products under a common segment management team, which is expected to generate operational efficiencies and synergies. The operating results and total assets presented reflect this transfer as if it occurred on November 1, 2016.
The following table reconciles our segment presentation, as previously reported in our Quarterly Report on Form 10-Q for the three months ended January 31, 2017, to the current presentation (in thousands):

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Three Months Ended January 31, 2017	As Previously Reported	Reclassification	Current Presentation
	(in thousands)
NA Engineered Components
Net sales	$111,073	$(4,990)	$106,083
Depreciation and amortization	10,078	(140)	9,938
Operating income (loss)	301	(231)	70
Capital expenditures	$3,756	$(45)	$3,711
EU Engineered Components
Net sales	$31,569	$—	$31,569
Depreciation and amortization	2,056	—	2,056
Operating income (loss)	2,203	—	2,203
Capital expenditures	$3,144	$—	$3,144
NA Cabinet Components
Net sales	$52,997	$5,633	$58,630
Depreciation and amortization	3,135	140	3,275
Operating income (loss)	(1,058)	231	(827)
Capital expenditures	$1,039	$45	$1,084
Unallocated Corporate & Other
Net sales	$(543)	$(643)	$(1,186)
Depreciation and amortization	137	—	137
Operating income (loss)	(5,287)	—	(5,287)
Capital expenditures	$202	$—	$202
The following table summarizes the change in the carrying amount of goodwill by segment for the three months ended January 31, 2018 (in thousands):

	NA Eng. Comp.	EU Eng. Comp.	NA Cabinet Comp.	Unallocated Corp. & Other	Total
Balance as of October 31, 2017	$38,712	$69,735	$113,747	$—	$222,194
Foreign currency translation adjustment	—	4,733	—	—	4,733
Balance as of January 31, 2018	$38,712	$74,468	$113,747	$—	$226,927
For further details of Goodwill, see Note 4, "Goodwill & Intangible Assets", located herewith.
We did not allocate non-operating loss or income tax benefit to the reportable segments. The following table reconciles operating loss as reported above to net income (loss) for the three months ended January 31, 2018 and 2017:

	Three Months Ended
	January 31,
	2018	2017
	(In thousands)
Operating loss	$(489)	$(3,841)
Interest expense	(2,441)	(2,160)
Other, net	317	661
Income tax benefit	7,560	1,614
Net income (loss)	$4,947	$(3,726)

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Product Sales
We produce a wide variety of products that are used in the fenestration industry, including window and door systems; accessory trim profiles with real wood veneers and wood grain laminate finishes; window spacer systems; extruded vinyl products; metal fabrication; and astragals, thresholds and screens. In addition, we produce certain non-fenestration products, including kitchen and bath cabinet doors and components, flooring and trim moldings, solar edge tape, plastic decking, fencing, water retention barriers, conservatory roof components, and other products.
The following table summarizes our product sales for the three-month periods ended January 31, 2018 and 2017 into general groupings by segment to provide additional information to our shareholders. For all periods presented, this table reflects the reclassification of two operating plants transferred from the NA Engineered Components segment to the NA Cabinet Components segment, as applicable.

	Three Months Ended
	January 31,
	2018	2017
	(In thousands)
NA Engineered Components:
United States - fenestration	$88,216	$89,711
International - fenestration	7,008	6,341
United States - non-fenestration	4,147	5,831
International - non-fenestration	3,356	4,200
	$102,727	$106,083
EU Engineered Components:
United States - fenestration	$—	$35
International - fenestration	29,869	28,905
International - non-fenestration	4,127	2,629
	$33,996	$31,569
NA Cabinet Components:
United States - fenestration	$3,445	$3,332
United States - non-fenestration	52,006	54,691
International - non-fenestration	471	607
	$55,922	$58,630
Unallocated Corporate & Other
Eliminations	$(979)	$(1,186)
	$(979)	$(1,186)
Net sales	$191,666	$195,096

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
Basic and diluted earnings per share for the three-month period ended January 31, 2018 was calculated as follows (in thousands, except per share data):

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended January 31, 2018
	Net Income	Weighted Average Shares	Per Share
Basic earnings per common share	$4,947	34,662	$0.14
Effect of dilutive securities:
Stock options	—	442
Restricted stock awards	—	154
Performance shares	—	28
Diluted earnings per common share	$4,947	35,286	$0.14
Basic and diluted loss per share was $0.11 for the three months ended January 31, 2017. The computation of diluted earnings per share excludes outstanding stock options and other common stock equivalents when their inclusion would be anti-dilutive. This is always the case when an entity incurs a net loss. During the three-month period ended January 31, 2017, 420,603 shares of common stock equivalents and 121,857 shares of restricted stock, were excluded from the computation of diluted earnings per share. In addition, 62,650 potentially dilutive contingent shares related to performance share awards for the three-month period ended January 31, 2017 were excluded.
We had common stock equivalents that were potentially dilutive in future earnings per share calculations of 108,267 and 1,033,246 for the three-month periods ended January 31, 2018 and 2017, respectively. Such dilution will be dependent on the excess of the market price of our stock over the exercise price and other components of the treasury stock method.
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
In July 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This amendment simplifies the subsequent measurement of inventories by replacing the lower of cost or market revaluation method with the lower of cost and net realizable value test. This guidance is applicable to all inventories measured using methods other than last-in first-out method and the retail inventory method. We adopted the provisions of ASU 2016-09 effective November 1, 2017, with no material impact on our consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This guidance prescribes the presentation of excess tax benefits or deficiencies derived from book and tax timing differences associated with stock-based compensation arrangements and certain related statement of cash flow implications. We adopted the provisions of ASU 2016-09 effective November 1, 2017, as noted below with no significant impact on our consolidated financial statements.

•
Excess tax benefits or deficiencies for share-based payments are to be recorded in the income tax provision, rather than as an adjustment to additional paid-in-capital. We made this change on a prospective basis;

•
Cash flows related to excess tax benefits or deficiencies are included in net cash provided by operating activities rather than as a financing activity. We adopted this change retrospectively, which resulted in an increase to net cash provided by operating activities and a corresponding decrease to net cash provided by financing activities of less than $0.1 million for the three months ended January 31, 2017;

•
Cash paid to taxing authorities when withholding shares from an employee’s vesting or exercise of equity-based compensation awards for tax-withholding purposes is to be classified as net cash used in financing activities rather than as an operating activity. We adopted this change retrospectively, which resulted in an increase to net cash provided by operating activities and a corresponding decrease to net cash provided by financing activities of $1.0 million for the three months ended January 31, 2017;

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

•
We elected to continue to withhold shares associated with stock-based compensation vesting or exercises to satisfy the minimum statutory tax withholding requirements, rather than electing to withhold at a higher rate; and

•	We elected to continue to estimate forfeitures rather than account for forfeitures as they occur.
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This amendment requires disclosure of the accounting policy for releasing income tax effects from accumulated other comprehensive income. It also provides an option for entities to reclassify the income tax effects of the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings. We elected to early adopt this ASU effective November 1, 2017. We record income tax effects related to our unrecognized pension obligations in accumulated other comprehensive income as discussed in our Annual Report on Form 10-K for the year ended October 31, 2017. We have not elected to reclassify the income tax effects of the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings.

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
For information on additional factors that could cause actual results to differ materially, please refer to the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes as of January 31, 2018, and for the three-month periods ended January 31, 2018 and 2017, included elsewhere herein. For additional information pertaining to our business, including risk factors which should be considered before investing in our common stock, refer to our Annual Report on Form 10-K for the fiscal year ended October 31, 2017.
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
We currently have three reportable business segments: (1) North American Engineered Components segment (“NA Engineered Components”), comprising four operating segments primarily focused on the fenestration market in North America manufacturing vinyl profiles, IG spacers, screens & other fenestration components; (2) European Engineered Components segment (“EU Engineered Components”), comprising our United Kingdom-based vinyl extrusion business, manufacturing vinyl profiles and conservatories, and the European insulating glass business manufacturing IG spacers; and (3) North American Cabinet Components segment (“NA Cabinet Components”), comprising our cabinet door and components operations. We maintain a grouping called Unallocated Corporate & Other, which includes transaction expenses, stock-based compensation, long-term incentive awards based on performance of our common stock and other factors, certain severance and legal costs not allocable to our operating segments, depreciation of corporate assets, interest expense, other, net, income taxes and inter-segment eliminations. Other corporate general and administrative costs have been allocated to the reportable business segments, based upon a relative measure of profitability in order to more accurately reflect each reportable business segment's administrative costs. The accounting policies of our operating segments are the same as those used to prepare our accompanying condensed consolidated financial statements.
In an effort to focus on protecting margins and improving cash flows, we implemented a strategy to reduce our sales volume with certain low-margin customers. During 2017, we rationalized capacity and closed two United States vinyl plants and two cabinet door plants, relocating assets to improve overall operational efficiency. For the three-month periods ended January 31, 2018 and 2017, we incurred $0.4 million and $1.1 million of expense, respectively, associated with these restructuring efforts, and recognized $2.5 million of accelerated depreciation and amortization associated with related assets during the three month period ended January 31, 2017.
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
Recent Transactions and Events
On December 22, 2017, President Trump signed into law a sweeping tax reform bill which includes the following provisions which impact United States corporations: (1) reduction of the statutory federal corporate tax rate from 35% to 21%; (2) shifting to a territorial tax system in which foreign earnings could be repatriated through a 100% dividends received deduction; (3) imposing a one-time tax on un-repatriated earnings of 15.5% on cash and 8% on other assets; (4) doubling bonus depreciation to 100% for five years and allowing used property to qualify; (5) limiting net interest expense deductions to 30% of adjusted taxable income; (6) limiting NOL deductions to 80% of taxable income; and (7) repealing the corporate alternative minimum tax. We have made an initial assessment of this new tax law and recorded a discrete benefit of $6.5 million during the three months ended January 31, 2018. We expect the effective tax rate for fiscal 2018 to be approximately 9%, or 24% excluding these discrete items.

In October 2017, we sold a wood-flooring business in Shawano, Wisconsin, which was deemed to be non-core. We recorded a loss of $1.6 million in conjunction with this sale, and have recorded a receivable of $1.6 million which we expect to collect over a five year term based on a percentage of sales with a guaranteed minimum under the agreement. Pursuant to the agreement, we will continue to supply wood to this plant throughout fiscal 2018 at cost.
Market Overview and Outlook
We believe the primary drivers of our operating results continue to be North American new home construction and residential remodeling and replacement (R&R) activity. We believe that housing starts and window shipments are indicators of activity levels in the homebuilding and window industries, and we use this data, as published by or derived from third-party sources, to evaluate the market. We have historically evaluated the market using data from the National Association of Homebuilders (NAHB) with regard to housing starts, and published reports by Ducker Worldwide, LLC (Ducker), a consulting and research firm, with regard to window shipments in the United States. To assess the housing market in the United Kingdom, we use published reports by D&G Consulting, a consulting and research firm. We obtain market data from Freedonia Group and Catalina Research and KCMA, each a consulting and research firm, for insight into the United States residential wood cabinet demand.
Reports and forecasts from these sources indicate continued growth in the markets we serve. The NAHB has forecasted calendar-year housing starts (excluding manufactured units) to remain stable in 2018 and increase slightly in 2019. Ducker indicated that window shipments in the R&R market are expected to increase approximately 2% annually through 2019. Derived from reports published by Ducker, the overall growth in window shipments for the trailing twelve-month period ended December 31, 2017 was 3.6%. During this period, growth in new construction increased 5.8%, while growth in R&R activity increased 2.0%. Growth in new construction continues to outpace the growth in R&R. D&G Consulting forecasts an increase in housing in the United Kingdom through 2020. Catalina Research estimates residential semi-custom cabinet demand in the U.S. to grow between 4% to 6% annually through 2020.
We utilize several commodities in our business for which pricing can fluctuate, including polyvinyl resin (PVC), titanium dioxide (TiO2), petroleum products, aluminum and wood. For the majority of our customers and critical suppliers, we have price adjusters in place which effectively share the base pass-through price changes for our primary commodities with our customers commensurate with the market at large. Our long-term exposure to these price fluctuations is somewhat mitigated due to the contractual component of the adjuster program. However, these adjusters are not in place with all customers, and there is a level of exposure to such volatility due to the lag associated with the timing of price updates in accordance with our customer agreements, particularly with regard to hardwoods. In addition, some of these commodities, such as silicone, are in high demand, particularly in Europe, which can affect the cost of the raw materials, a portion of which we may not be able to fully recover through surcharges.
Our business continues to be impacted by fluctuations in foreign exchange rates as the United States dollar has weakened recently compared to other currencies where we have operations, including the United Kingdom.

Results of Operations
Three Months Ended January 31, 2018 Compared to Three Months Ended January 31, 2017

	Three Months Ended January 31,
	2018	2017	Change $	% Variance
	(Dollars in millions)
Net sales	$191.7	$195.1	$(3.4)	(2)%
Cost of sales (excluding depreciation and amortization)	154.4	154.9	(0.5)	—%
Selling, general and administrative	24.1	27.5	(3.4)	12%
Restructuring charges	0.4	1.1	(0.7)	64%
Depreciation and amortization	13.3	15.4	(2.1)	14%
Operating loss	$(0.5)	$(3.8)	$3.3	87%
Interest expense	(2.4)	(2.2)	(0.2)	(9)%
Other, net	0.3	0.7	(0.4)	(57)%
Income tax benefit	7.6	1.6	6.0	375%
Net income (loss)	$5.0	$(3.7)	$8.7	235%
Our period-over-period results by reportable segment follow.

Changes Related to Operating Loss by Reportable Segment:
NA Engineered Components

	Three Months Ended January 31,
	2018	2017	$ Change	% Variance
	(Dollars in millions)
Net sales	$102.7	$106.0	$(3.3)	(3)%
Cost of sales (excluding depreciation and amortization)	80.0	82.0	(2.0)	2%
Selling, general and administrative	13.8	13.5	0.3	(2)%
Restructuring charges	0.3	0.5	(0.2)	40%
Depreciation and amortization	7.0	9.9	(2.9)	29%
Operating income	$1.6	$0.1	$1.5	1,500%
Operating income margin	2%	—%
Net Sales. Net sales decreased $3.3 million, or 3%, for the three months ended January 31, 2018 compared to the same period in 2017. On a year-over-year basis, we experienced a $3.0 million decrease in sales attributable to volume, and a decrease of $1.0 million related to price, partially offset by an increase of $0.9 million related to surcharges for commodities, particularly surcharge revenue for resin used in our vinyl business. The decrease in volume is primarily driven by our strategy to shed lower margin business at our United States vinyl business contributing to the loss of a major customer during 2017, as well as the sale of our wood flooring business on October 31, 2017. These volume declines were partially offset by new volume for our insulating spacer and window components businesses.
Cost of Sales. The cost of sales decreased $2.0 million, or 2%, when comparing the three months ended January 31, 2018 to the same period in 2017. Corresponding with the net sales discussion above, cost of sales was impacted by changes in sales volume and product mix resulting in lower material and labor costs year-over-year, partially offset by normal wage inflation and higher health insurance costs.
Selling, General and Administrative. Selling, general and administrative expenses increased $0.3 million, or 2% when comparing the three months ended January 31, 2018 to the same period in 2017. This increase was primarily due to an increase in the allocation of corporate expenses year-over-year of $0.4 million.
Restructuring Charges. Restructuring charges of $0.3 million primarily relate to facility lease expenses related to two vinyl extrusion plants which were closed in November 2016 and January 2017 in the United States which have not been sublet or otherwise exited as of January 31, 2018.
Depreciation and Amortization. Depreciation and amortization expense decreased $2.9 million, or 29% when comparing the three-month periods ended January 31, 2018 and 2017. The decrease reflects the impact of restructuring efforts in 2017 which included incremental depreciation of $1.6 million associated with an October 2016 change in estimate of the remaining service lives of assets displaced or abandoned, and accelerated amortization of $0.9 million related to a change in estimate for certain related intangible assets. The incremental depreciation expense associated with property, plant and equipment placed into service during the trailing twelve months ended January 31, 2018, was largely offset by the run-off of depreciation expense associated with existing assets and disposals during this period.
EU Engineered Components

	Three Months Ended January 31,
	2018	2017	$ Change	Variance %
	(Dollars in millions)
Net sales	$34.0	$31.6	$2.4	8%
Cost of sales (excluding depreciation and amortization)	24.8	22.5	2.3	(10)%
Selling, general and administrative	5.5	4.8	0.7	(15)%
Depreciation and amortization	2.4	2.1	0.3	(14)%
Operating income	$1.3	$2.2	$(0.9)	(41)%
Operating income margin	4%	7%

Net Sales. Net sales increased $2.4 million when comparing the three months ended January 31, 2018 to the same period in 2017. This increase reflects a $3.1 million favorable impact associated with changes in foreign exchange rates. Excluding the foreign exchange impact, revenue decreased $0.7 million, primarily due to lower volumes of $1.8 million due to the intentional shed of some lower margin customers at HLP, partially offset by an increase in price of $1.1 million.
Cost of Sales. The cost of sales increased $2.3 million, or 10%, for the three months ended January 31, 2018 compared to the same period in 2017. Excluding the impact of foreign exchange rate changes noted above, decreases in cost of goods sold due to lost volumes were partially offset by higher material costs, particularly resin at HLP.
Selling, General and Administrative. Selling, general and administrative expense increased $0.7 million, for the three months ended January 31, 2018 compared to the same period in 2017. The increase was primarily attributable to normal wage inflation, higher selling costs and the effects of foreign currency exchange rate changes, and an increase in the allocation of corporate expenses year-over-year of $0.2 million.
Depreciation and Amortization. Depreciation and amortization expense increased $0.3 million for the three months ended January 31, 2018 compared to the same period in 2017. The increase reflects depreciation and amortization expense associated with property, plant and equipment placed into service during the trailing twelve months ended January 31, 2018 and, to a lesser extent, the effect of changes in exchange rates.
NA Cabinet Components

	Three Months Ended January 31,
	2018	2017	$ Change	Variance %
	(Dollars in millions)
Net sales	$55.9	$58.6	$(2.7)	(5)%
Cost of sales (excluding depreciation and amortization)	50.2	51.3	(1.1)	2%
Selling, general and administrative	4.8	4.3	0.5	(12)%
Restructuring charges	0.1	0.6	(0.5)	83%
Depreciation and amortization	3.7	3.2	0.5	(16)%
Operating loss	$(2.9)	$(0.8)	$(2.1)	(263)%
Operating loss margin	(5)%	(1)%
Net Sales. Net sales decreased $2.7 million, or 5%, for the three months ended January 31, 2018 compared to the same period in 2017. On a year-over-year basis, we experienced a $3.8 million decrease in sales attributable to volume, which was partially offset by an increase in price of $0.5 million and a $0.6 million increase in revenue associated with raw material surcharges. Contributing to the decrease in volume was the intentional shed of lower margin business in 2017, the closure of plants in Mexico and Lansing, Kansas in 2017, and slower than expected activity levels for some OEMs.
Cost of Sales. The cost of sales decreased $1.1 million, or 2%, for the three months ended January 31, 2018 compared with the same period in 2017. This decrease correlates with a 5% decrease in sales as discussed above. Margins were unfavorably impacted by higher wood and material costs which could not be recovered through surcharges due to timing lags, higher labor and benefit costs, and the overall product mix.
Selling, General and Administrative. Selling, general and administrative expense increased $0.5 million for the three months ended January 31, 2018 compared to the same period in 2017, and related to some additional administrative headcount, normal wage inflation, and higher medical insurance and employee benefit costs, as well as higher corporate allocations year-over-year of $0.2 million.
Restructuring Charges. Restructuring charges of $0.1 million for the three months ended January 31, 2018 primarily represent costs associated with a Kansas plant closure effected in September 2017. Restructuring charges of $0.6 million in the three months ended January 31, 2017 represent equipment moving and other related costs associated with the Mexican plant closure effected in October 2016.
Depreciation and Amortization. Depreciation and amortization expense increased $0.5 million for the three months ended January 31, 2018 compared with the same period in 2017. This increase reflects incremental depreciation expense associated with assets placed in service during the trailing twelve months ended January 31, 2018, as well as accelerated depreciation expense associated with a change in estimate for useful lives of certain assets associated with a plant re-layout.

Unallocated Corporate & Other

	Three Months Ended January 31,
	2018	2017	$ Change	Variance %
	(Dollars in millions)
Net sales	$(0.9)	$(1.1)	$0.2	18%
Cost of sales (excluding depreciation and amortization)	(0.6)	(0.9)	0.3	(33)%
Selling, general and administrative	—	4.9	(4.9)	100%
Depreciation and amortization	0.2	0.2	—	—%
Operating loss	$(0.5)	$(5.3)	$4.8	91%
Net Sales. Net sales for Unallocated Corporate & Other represents the elimination of inter-segment sales for the three-month periods ended January 31, 2018 and 2017. The change between periods reflects the amount of inter-segment sales.
Cost of Sales. Cost of sales for Unallocated Corporate & Other consists of the elimination of inter-segment sales, profit in inventory, LIFO reserve adjustments and other costs. For the three months ended January 31, 2018 and 2017, the change of $0.3 million was primarily related to the elimination of inter-segment sales.
Selling, General and Administrative. Selling, general and administrative expenses decreased $4.9 million for the three months ended January 31, 2018 compared to the same period in 2017. This decrease is partially attributable to an increase in corporate costs allocated to the operating segments year-over-year of $0.8 million. Excluding this allocation, selling, general and administrative expense declined $4.1 million. Of this decrease, $3.4 million relates to stock based compensation, reflecting revised estimates of performance shares expected to vest in December 2018 pursuant to the December 2015 grant, and the composition of the current long-term incentive awards. The December 2018 grant did not include stock options. The results for the three-months ended January 31, 2017 include a charge of $1.2 million primarily associated with options granted to retirement-eligible participants which vested immediately. In addition, we recorded a $0.9 million decrease in professional fees year-over-year related to reimbursement of legal costs incurred to defend claims of an alleged defect in a commercial sealant product, as described in Note 9, "Contingencies," to the accompanying unaudited condensed consolidated financial statements contained elsewhere herein. Partially offsetting those declines was an increase in salaries associated with increased headcount and wage inflation and related incentive accruals.
Depreciation and Amortization. Depreciation and amortization expense remained flat for the three months ended January 31, 2018 compared to the same period in 2017. Relatively few new assets were placed in service at corporate during the trailing twelve months ended January 31, 2018.
Changes related to Non-Operating Items:
Interest Expense. Interest expense increased $0.2 million for the three months ended January 31, 2018 compared to the same period in 2017. This increase is primarily attributable to higher interest rates on our revolving credit facilities and the addition of the manufacturing facility lease at HLP, offset somewhat by a lower average outstanding debt balance.
Other, net. The decrease in other, net of $0.4 million at January 31, 2018 compared to the same period in 2017 relates primarily to changes in net foreign exchange transaction gains.
Income Taxes. Our estimated annual effective tax rates for the three-month periods ended January 31, 2018 and 2017 were 24% and 30%, respectively. The change in the annual rate was due to the Tax Cuts and Jobs Act (the Act) which was signed into law on December 22, 2017. The Act reduced our federal income tax rate from 35% to 23.3% for the fiscal year ending October 31, 2018. Discrete items impacting the income tax benefit for the three months ended January 31, 2018 were a benefit of $7.7 million for the re-measurement of our deferred income tax assets and liabilities due to the decrease in the federal corporate income tax rate, a benefit of $0.3 million for the true up of our accruals and related deferred taxes from prior year filings and settled tax audits, and a benefit of $0.1 million for excess tax benefits related to the vesting or exercise of equity-based compensation awards, partially offset by a tax expense of $1.2 million for the one-time mandatory transition tax on deemed repatriation of previously tax-deferred and unremitted foreign earnings.

Liquidity and Capital Resources
Overview
Historically, our principal sources of funds have been cash on hand, cash flow from operations, and borrowings under our credit facilities.
We maintain a $450.0 million credit agreement comprising a $150.0 million Term Loan A and a $300.0 million revolving credit facility (collectively, the Credit Agreement). The Credit Agreement matures in 2021 (5-year term) and requires interest payments calculated, at our election and depending upon our Consolidated Leverage Ratio, at either a Base Rate plus an applicable margin (0.50% to 1.25%) or the LIBOR Rate plus an applicable margin (1.50% to 2.25%). The applicable rate during the three months ended January 31, 2018 was LIBOR + 2.00%. In addition to the Consolidated Leverage Ratio covenant, we are required to meet a Consolidated Fixed Charge Coverage Ratio covenant, and there are limitations on certain transactions including our ability to incur indebtedness, incur liens, dispose of material assets, acquire businesses, make restricted payments and pay dividends (limited to $10.0 million per year). We are amortizing deferred financing fees of $2.0 million straight-line over the remaining term of the facility.
As of January 31, 2018, we had $13.8 million of cash and equivalents, $218.5 million outstanding under the Credit Agreement, $5.3 million of outstanding letters of credit and $19.6 million outstanding under capital leases. We had $211.2 million available for use under the Credit Agreement at January 31, 2018.
We are currently evaluating our foreign cash position in light of the tax reform effected with the Act in December 2017. We expect to repatriate earnings and utilize the funds to retire debt or meet current working capital needs.
Analysis of Cash Flow
The following table summarizes our cash flow results for the three months ended January 31, 2018 and 2017:

	Three Months Ended
	January 31,
	2018	2017
	(In millions)
Cash provided by operating activities	$8.2	$3.1
Cash used for investing activities	$(7.7)	$(16.2)
Cash (used for) provided by financing activities	$(4.4)	$1.8
Operating Activities. Cash provided by operating activities for the three-month period ended January 31, 2018 increased by approximately $5.1 million compared to the three-month period ended January 31, 2017. Cash receipts were impacted favorably by higher net income and lower incentive accrual payments in December 2018 compared to the prior year, due to financial performance and the timing of volume discount payments to customers. In addition, our inventory levels are down year-over-year, as we invested more in an inventory build in 2017 than in 2018. Cash payments were impacted by the timing of capital expenditures, material purchases and payroll cut-offs. Working capital was $86.3 million, $85.3 million and $88.0 million at January 31, 2018, October 31, 2017 and January 31, 2017, respectively.
Investing Activities. Cash used for investing activities decreased $8.5 million when comparing the three months ended January 31, 2018 to the same period in 2017. In 2017, we paid $8.5 million related to the HLP acquisition earn-out, with no corresponding cash payment in 2018. Our investment in capital expenditures declined by $0.3 million for the three months ended January 31, 2018 compared to the same period in 2017, which was offset by a decline in proceeds from the sale of capital assets during these periods.
Financing Activities. Cash used for financing activities was $4.4 million for the three months ended January 31, 2018, primarily attributable to $4.5 million of net repayments of debt, dividends paid to our shareholders of $1.4 million, and $0.7 million of cash paid for payroll taxes related to stock based compensation, partially offset by $2.2 million of proceeds received from stock option exercises. For the three months ended January 31, 2017, cash provided by financing activities was $1.8 million, primarily attributed to net borrowings under debt facilities of and proceeds of $1.4 million from stock option exercises, which were partially offset by cash paid for dividends of $1.4 million and for payroll taxes related to stock based compensation of $1.0 million.

Liquidity Requirements
Our strategy for deploying cash is to invest in organic growth opportunities, develop our infrastructure, make strategic acquisitions and pay cash dividends to our shareholders. We have historically invested cash and cash equivalents in commercial paper with terms of three months or less. To the extent we have excess cash which has not been applied to reduce our outstanding borrowings under our credit facilities, we intend to remain in commercial paper, highly-rated money market funds, financial institutions and treasuries following a prudent investment philosophy. From time to time, to prepare for potential disruption in the money markets, we may temporarily move funds into operating bank accounts of highly-rated financial institutions to meet on-going operational liquidity requirements. We did not have any investments during the three-month periods ended January 31, 2018 and 2017. We maintain cash balances in foreign countries which total $9.1 million as of January 31, 2018. We utilize cash flow from HLP to fund the operation in the United Kingdom, and to repay a note arrangement implemented as part of the capitalization of the acquisition.
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
For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended October 31, 2017. Our critical accounting policies and estimates have not changed materially during the three months ended January 31, 2018.
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
Refer to our Annual Report on Form 10-K for the year ended October 31, 2017 for additional standards we are currently evaluating.

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
Interest Rate Risk
Our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Based upon the balances of the variable rate debt at January 31, 2018, a hypothetical 1.0% increase or decrease in interest rates could result in approximately $2.2 million of additional pretax charges or credit to our operating results per year. This sensitivity is impacted by the amount of borrowings under our credit facilities, and amounts outstanding under finance leases at HLP.
Foreign Currency Rate Risk
Our international operations have exposure to foreign currency rate risks, primarily due to fluctuations in the Euro, the British Pound Sterling and the Canadian Dollar. From time to time, we enter into foreign exchange contracts associated with our operations to manage a portion of the foreign currency rate risk.
The notional and fair market values of these positions at January 31, 2018 and October 31, 2017, were as follows (in thousands):

		Notional as indicated		Fair Value in $
		January 31, 2018	October 31, 2017	January 31, 2018	October 31, 2017
Foreign currency derivatives:
Sell EUR, buy USD	EUR	$104	$1,271	$(1)	$24
Sell CAD, buy USD	CAD	231	320	—	1
Sell GBP, buy USD	GBP	47	75	—	—
Buy EUR, sell GBP	EUR	36	30	—	(1)
Buy USD, sell EUR	USD	1	—	—	—
Buy GBP, sell EUR	GBP	1	—	—	—
At January 31, 2018 and October 31, 2017, we held foreign currency derivative contracts hedging cross-border intercompany and commercial activity for our insulating glass spacer business. Although these derivatives hedge our exposure to fluctuations in foreign currency rates, we do not apply hedge accounting and therefore, the change in the fair value of these foreign currency derivatives is recorded directly to other income and expense in the accompanying condensed consolidated statements of income (loss). To the extent the gain or loss on the derivative instrument offsets the gain or loss from the re-measurement of the underlying foreign currency balance, changes in exchange rates should have no effect. See Note 10, "Derivative Instruments," to the accompanying unaudited condensed consolidated financial statements contained elsewhere herein.
We currently have an unhedged foreign currency position associated with the debt borrowed to facilitate the HLP acquisition. We are evaluating our options with regard to hedging our exposure. For the three months ended January 31, 2018 and 2017, we recorded unrealized gains of $0.3 million and $0.4 million, respectively, associated with this foreign currency exposure.
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
While we maintain surcharges and other adjusters to manage our exposure to changes in the prices of our critical raw materials, we utilize several commodities in our business that are not covered by contractual surcharges or adjusters for which pricing can fluctuate, including titanium dioxide (TiO2), aluminum, silicone and other inputs.  Further discussion of our industry risks is included within our Annual Report on Form 10-K for the year ended October 31, 2017.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (1934 Act) as of January 31, 2018. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2018, the disclosure controls and procedures are effective.
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
During the three months ended January 31, 2018, we repurchased common stock as follows:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum US Dollars Remaining that May Yet Be Used to Purchase Shares Under the Plans or Programs
November 1, 2017 through November 30, 2017	—	—	—	—
December 1, 2017 through December 31, 2017	31,418	$22.47	—	—
January 1, 2018 through January 31, 2018	—	—	—	—
Total	31,418	$22.47	—
(1) Shares cancelled in connection with tax withholding related to the vesting of restricted share and performance share awards. Shares so cancelled are cancelled pursuant to the terms of our 2008 Omnibus Incentive Plan, as amended, and are not part of any publicly announced share repurchase authorizations.

Item 6. Exhibits
The exhibits required to be furnished pursuant to Item 6 are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANEX BUILDING PRODUCTS CORPORATION

Date:	March 6, 2018	/s/ Brent L. Korb
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