Form 10-Q
period 2018-04-30
Quanex Building Products CORP
filed 2018-06-05
CIK 1423221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________
FORM 10-Q
 ________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2018
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 1, 2018
Common Stock, par value $0.01 per share	35,060,911

QUANEX BUILDING PRODUCTS CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 30, 2018	October 31, 2017
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$10,098	$17,455
Accounts receivable, net of allowance for doubtful accounts of $472 and $333	76,594	79,411
Inventories, net (Note 2)	92,928	87,529
Prepaid and other current assets	8,527	7,406
Total current assets	188,147	191,801
Property, plant and equipment, net of accumulated depreciation of $276,909 and $264,047	209,459	211,131
Goodwill (Note 3)	224,728	222,194
Intangible assets, net (Note 3)	133,193	139,778
Other assets	9,244	8,975
Total assets	$764,771	$773,879
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$44,492	$44,150
Accrued liabilities	34,576	38,871
Income taxes payable (Note 7)	2,284	2,192
Current maturities of long-term debt (Note 4)	16,167	21,242
Total current liabilities	97,519	106,455
Long-term debt (Note 4)	210,857	218,184
Deferred pension and postretirement benefits (Note 6)	5,890	4,433
Deferred income taxes (Note 7)	14,889	21,960
Other liabilities	15,290	16,000
Total liabilities	344,445	367,032
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, no par value, shares authorized 1,000,000; issued and outstanding - none	—	—
Common stock, $0.01 par value, shares authorized 125,000,000; issued 37,463,059 and 37,508,877, respectively; outstanding 35,090,153 and 34,838,134, respectively	375	375
Additional paid-in-capital	253,269	255,719
Retained earnings	230,945	225,704
Accumulated other comprehensive loss	(19,951)	(25,076)
Less: Treasury stock at cost, 2,372,906 and 2,670,743 shares, respectively	(44,312)	(49,875)
Total stockholders’ equity	420,326	406,847
Total liabilities and stockholders' equity	$764,771	$773,879
The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2018	2017	2018	2017
	(In thousands, except per share amounts)
Net sales	$214,212	$209,133	$405,878	$404,229
Cost and expenses:
Cost of sales (excluding depreciation and amortization)	168,741	162,132	323,181	317,079
Selling, general and administrative	23,783	26,916	47,859	54,361
Restructuring charges	242	1,080	608	2,219
Depreciation and amortization	13,310	14,380	26,583	29,786
Operating income	8,136	4,625	7,647	784
Non-operating (expense) income:
Interest expense	(2,502)	(2,391)	(4,943)	(4,551)
Other, net	(105)	(135)	212	526
Income (loss) before income taxes	5,529	2,099	2,916	(3,241)
Income tax (expense) benefit	(1,393)	(637)	6,167	977
Net income (loss)	$4,136	$1,462	$9,083	$(2,264)

Basic income (loss) per common share	$0.12	$0.04	$0.26	$(0.07)

Diluted income (loss) per common share:	$0.12	$0.04	$0.26	$(0.07)

Weighted-average common shares outstanding:
Basic	34,796	34,146	34,731	34,099
Diluted	35,115	34,769	35,166	34,099

Cash dividends per share	$0.04	$0.04	$0.08	$0.08

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2018	2017	2018	2017
	(In thousands)
Net income (loss)	$4,136	$1,462	$9,083	$(2,264)
Other comprehensive (loss) income:
Foreign currency translation adjustments (loss) gain	(5,328)	3,744	5,822	6,576
Change in pension from net unamortized gain tax (expense)	—	—	(697)	—
Other comprehensive (loss) income	(5,328)	3,744	5,125	6,576
Comprehensive (loss) income	$(1,192)	$5,206	$14,208	$4,312

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Six Months Ended
	April 30,
	2018	2017
	(In thousands)
Operating activities:
Net income (loss)	$9,083	$(2,264)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	26,583	29,786
Stock-based compensation	211	3,222
Deferred income tax	(8,087)	(4,233)
Other, net	(321)	1,355
Changes in assets and liabilities:
Decrease in accounts receivable	3,357	4,564
Increase in inventory	(4,623)	(6,593)
Increase in other current assets	(1,047)	(506)
Increase (decrease) in accounts payable	378	(7,170)
Decrease in accrued liabilities	(5,220)	(7,469)
Increase in income taxes payable	25	3,215
Increase in deferred pension and postretirement benefits	1,457	1,682
(Decrease) increase in other long-term liabilities	(38)	945
Other, net	(143)	195
Cash provided by operating activities	21,615	16,729
Investing activities:
Acquisitions, net of cash acquired	—	(8,497)
Capital expenditures	(15,213)	(17,550)
Proceeds from disposition of capital assets	180	593
Cash used for investing activities	(15,033)	(25,454)
Financing activities:
Borrowings under credit facilities	21,500	53,500
Repayments of credit facility borrowings	(34,000)	(52,250)
Repayments of other long-term debt	(442)	(1,363)
Common stock dividends paid	(2,800)	(2,749)
Issuance of common stock	2,564	1,726
Payroll tax paid to settle shares forfeited upon vesting of stock	(706)	(957)
Cash used for financing activities	(13,884)	(2,093)
Effect of exchange rate changes on cash and cash equivalents	(55)	(195)
Decrease in cash and cash equivalents	(7,357)	(11,013)
Cash and cash equivalents at beginning of period	17,455	25,526
Cash and cash equivalents at end of period	$10,098	$14,513
The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

Six Months Ended April 30, 2018	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	(In thousands, no per share amounts shown except in verbiage)
Balance at October 31, 2017	$375	$255,719	$225,704	$(25,076)	$(49,875)	$406,847
Net income	—	—	9,083	—	—	9,083
Foreign currency translation adjustment	—	—	—	5,822	—	5,822
Common dividends ($0.08 per share)	—	—	(2,800)	—	—	(2,800)
Change in pension from net unamortized gain tax (expense)	—	—	—	(697)	—	(697)
Stock-based compensation activity:
Expense related to stock-based compensation	—	211	—	—	—	211
Stock options exercised	—	(149)	(1,005)	—	3,718	2,564
Restricted stock awards granted	—	(1,371)	—	—	1,371	—
Performance share awards vested	—	(473)	—	—	473	—
Other	—	(668)	(37)	—	1	(704)
Balance at April 30, 2018	$375	$253,269	$230,945	$(19,951)	$(44,312)	$420,326

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
We closed a kitchen and bathroom cabinet door business in Mexico in October 2016 and another plant in Lansing, Kansas in September 2017. We closed two United States vinyl operations plants in November 2016 and January 2017. Pursuant to these restructuring efforts, we expensed $0.2 million and $0.6 million during the three and six months ended April 30, 2018 respectively, and $1.1 million and $2.2 million, respectively, for the comparable prior year periods. Our facility lease obligations were deemed to be at fair market value and we have not yet negotiated exit from our remaining lease obligations at two of these facilities. We expect to continue to incur costs related to these operating leases and other costs associated with these restructuring efforts during fiscal 2018.
In 2017, we evaluated the remaining depreciable lives of property, plant and equipment that will be abandoned or otherwise disposed as of the plant closures and recorded a change in estimate associated with the remaining useful lives of these assets. We

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

recorded accelerated depreciation of $1.4 million and $3.0 million related to this change in estimate for the three and six months ended April 30, 2017, respectively. In addition, we evaluated the remaining service lives of intangible assets with defined lives associated with our United States vinyl extrusion business and recorded a change in estimate associated with the remaining useful lives of a customer relationship intangible and a utility process intangible asset which resulted in an increase in amortization expense of $0.3 million and $1.3 million for the three and six months ended April 30, 2017, respectively. We do not expect to incur incremental depreciation and amortization expense in fiscal 2018 associated with these restructuring efforts.
Acquisitions
As more fully described in our Annual Report on Form 10-K for the year ended October 31, 2017, on November 7, 2016, we paid $8.5 million pursuant to an earn-out provision for the acquisition of HLP. We have included this earn-out payment under the caption "Acquisitions, net of cash acquired" in the accompanying cash flow statement for the six months ended April 30, 2017.
Related Parties
We are party to operating leases associated with HLP for which a former owner, who is now our employee, has an ownership interest. These leases include our primary operating facilities, a finished goods warehouse, a mixing plant, and a manufacturing facility. The lease for the manufacturing facility which has a 20-year term began in 2007, the lease for the manufacturing facility which has a 15-year term began in 2012, the lease for the mixing plant has a 13.5-year term which began in 2013, and the lease for the warehouse has a 20-year life which began in 2017. We have recorded rent expense pursuant to these agreements of approximately $0.6 million and $1.2 million, for the three and six months ended April 30, 2018, respectively and $0.3 million and $0.6 million, respectively, for the comparable prior year periods. Commitments under these lease arrangements are included in our operating lease commitments as disclosed in our Annual Report on Form 10-K for the year ended October 31, 2017.
2. Inventories
Inventories consisted of the following at April 30, 2018 and October 31, 2017:

	April 30, 2018	October 31, 2017
	(In thousands)
Raw materials	$51,113	$50,472
Finished goods and work in process	46,179	40,087
Supplies and other	2,040	2,655
Total	99,332	93,214
Less: Inventory reserves	6,404	5,685
Inventories, net	$92,928	$87,529
Fixed costs related to excess manufacturing capacity, if any, have been expensed in the period they were incurred and, therefore, are not capitalized into inventory.
Our inventories at April 30, 2018 and October 31, 2017 were valued using the following costing methods:

	April 30, 2018	October 31, 2017
	(In thousands)
LIFO	$5,522	$4,444
FIFO	87,406	83,085
Total	$92,928	$87,529
During interim periods, we estimate a LIFO reserve based on our expectations of year-end inventory levels and costs. If our calculations indicate that an adjustment at year-end will be required, we may record a proportionate share of this amount during the period. At year-end, we calculate the actual LIFO reserve and record an adjustment for the difference between the annual calculation and any estimates recognized during the interim periods.  Because the interim projections are subject to many factors beyond our control, the results could differ significantly from the year-end LIFO calculation. We did not record an interim LIFO reserve adjustment for the six months ended April 30, 2018 and 2017.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

For inventories valued under the LIFO method, replacement cost exceeded the LIFO value by approximately $1.1 million at April 30, 2018 and October 31, 2017.
3. Goodwill and Intangible Assets
Goodwill
The change in the carrying amount of goodwill for the six months ended April 30, 2018 was as follows:

Six Months Ended
April 30, 2018
(In thousands)
Beginning balance as of November 1, 2017	$222,194
Foreign currency translation adjustment	2,534
Balance as of the end of the period	$224,728
At our last annual test date, August 31, 2017, we evaluated the recoverability of goodwill at each of our five reportable units with goodwill balances and determined that our goodwill was not impaired.  For the reporting unit included in our NA Cabinet Components operating segment, we performed the first step of the goodwill impairment test at March 31, 2018, as our annual long-range planning effort produced lower forecasted results compared to the prior year’s process, a potential indicator of impairment.  We determined the fair value of this reportable unit exceeded its carrying value by approximately 4.5% as of March 31, 2018, a reduction from the 5.2% at our August 31, 2017 testing date.  Should our actual results for our NA Cabinet Components operating segment be lower than expected in the future, the corresponding goodwill could become impaired and the impairment could be material. The goodwill impairment testing process is more fully described in our Annual Report on Form 10-K for the year ended October 31, 2017. For a summary of the change in the carrying amount of goodwill by segment, see Note 13, "Segment Information", included herewith.
Identifiable Intangible Assets
Amortizable intangible assets consisted of the following as of April 30, 2018 and October 31, 2017:

	April 30, 2018		October 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Customer relationships	$156,664	$54,249	$155,230	$48,479
Trademarks and trade names	56,500	31,315	56,058	29,509
Patents and other technology	22,342	16,749	22,624	16,146
Total	$235,506	$102,313	$233,912	$94,134

Pursuant to a change in estimate with regard to the remaining service lives of certain intangible assets, we recorded incremental amortization expense of $0.3 million and $1.3 million for the three and six months ended April 30, 2017. See additional disclosure at Note 1, "Nature of Operations, Basis of Presentation and Significant Accounting Policies - Restructuring."
During the six months ended April 30, 2018, we retired identifiable intangible assets of $0.3 million related to patents and other technology.
We had aggregate amortization expense related to intangible assets for the three and six months ended April 30, 2018 of $4.1 million and $8.2 million, respectively, and $4.4 million and $9.9 million, respectively, for the comparable prior year periods.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Estimated remaining amortization expense, assuming current intangible balances and no new acquisitions, for each of the fiscal years ending October 31, is as follows (in thousands):

Estimated Amortization Expense
2018 (remaining six months)	$8,055
2019	15,499
2020	14,442
2021	12,721
2022	12,096
Thereafter	70,380
Total	$133,193

4. Debt and Capital Lease Obligations
Debt consisted of the following at April 30, 2018 and October 31, 2017:

	April 30, 2018	October 31, 2017
	(In thousands)
Revolving Credit Facility	$79,000	$84,000
Term Loan A	131,250	138,750
Capital lease obligations and other	18,584	18,764
Unamortized deferred financing fees	(1,810)	(2,088)
Total debt	$227,024	$239,426
Less: Current maturities of long-term debt	16,167	21,242
Long-term debt	$210,857	$218,184
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
The term loan portion of the Credit Agreement requires quarterly principal payments on the last business day of each fiscal quarter in accordance with a stated repayment schedule. Required aggregate principal repayments total $15.0 million for the succeeding twelve-month period, and are included in the accompanying condensed consolidated balance sheet under the caption “Current Maturities of Long-term Debt.” No stated principal payments are required under the revolving credit portion of the Credit

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Agreement, except upon maturity. Mandatory prepayments of "excess cash flow" as defined in the agreement are required until we achieve a Consolidated Leverage Ratio less than 2.25 to 1.00, after which, prepayments of “excess cash flow” as defined in the agreement are no longer required.
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
As of April 30, 2018, we had $210.3 million of borrowings outstanding under the Credit Agreement (reduced by unamortized debt issuance costs of $1.8 million), $5.3 million of outstanding letters of credit and $18.6 million outstanding primarily under capital leases. We had $215.7 million available for use under the Credit Agreement at April 30, 2018. Outstanding borrowings under the Credit Agreement accrue interest at 3.90% per annum. Our weighted average borrowing rate for borrowings outstanding during the six months ended April 30, 2018 and 2017 was 3.55% and 2.76%, respectively. We were in compliance with our debt covenants as of April 30, 2018.
Other Debt Instruments
Historically, we have maintained certain capital lease obligations related to equipment purchases. On February 20, 2017, we entered into a capital lease for warehouse space at HLP with a related-party company that is owned by our employee, the former owner of HLP. This new warehouse was anticipated at the time of the HLP acquisition in June 2015, and the lease was negotiated at arms-length. The lease accrues interest at 3.57% per annum, and extends for a twenty-year period through the year 2036. We recorded the leased asset at inception at fair value of $16.6 million and recorded a corresponding liability for our obligation under this lease. We are recognizing interest expense using the effective interest method over the term. Our cash commitments under this lease are £0.9 million per year for an aggregate of £17.8 million (or approximately $25.5 million). The cost and accumulated depreciation of property, plant and equipment under all outstanding capital leases at April 30, 2018 was $23.4 million and $2.7 million, respectively, including $17.6 million and $0.9 million, respectively, related to the HLP warehouse lease. Our total obligations under capital leases and other total $18.6 million at April 30, 2018, of which $1.7 million is classified in the current portion of long-term debt and $16.9 million is classified as long-term debt on the accompanying unaudited condensed consolidated balance sheet. These obligations accrue interest at an average rate of 3.6%, and extend through the year 2036.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Retirement Plans
Pension Plan
Our non-contributory, single employer defined benefit pension plan covers a majority of our employees in the United States excluding employees of recent acquisitions. Employees of acquired companies may be covered after a transitional period. The net periodic pension cost for this plan for the three and six months ended April 30, 2018 and 2017 was as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2018	2017	2018	2017
	(In thousands)
Service cost	$1,023	$971	$1,972	$1,897
Interest cost	354	216	568	428
Expected return on plan assets	(621)	(474)	(1,087)	(931)
Amortization of net (gain) loss	(102)	144	42	286
Net periodic benefit cost	$654	$857	$1,495	$1,680
During 2017, we contributed $3.6 million to fund our plan, and we expect to make a contribution to our plan in September 2018 of approximately $3.6 million.
Other Plans
We also have a supplemental benefit plan covering certain executive officers and a non-qualified deferred compensation plan covering members of the Board of Directors and certain key employees. As of April 30, 2018 and October 31, 2017, our liability under the supplemental benefit plan was approximately $3.7 million and $3.4 million, respectively. The liability associated with the deferred compensation plan was approximately $3.7 million and $4.0 million as of April 30, 2018 and October 31, 2017, respectively. We record the current portion of liabilities associated with these plans under the caption "Accrued Liabilities," and the long-term portion under the caption "Other Liabilities" in the accompanying condensed consolidated balance sheets.
6. Warranty Obligations
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
A reconciliation of the activity related to our accrued warranty, including both the current and long-term portions (reported in accrued liabilities and other liabilities, respectively, on the accompanying condensed consolidated balance sheet) follows:

Six Months Ended
April 30, 2018
(In thousands)
Beginning balance as of November 1, 2017	$323
Provision for warranty expense	8
Warranty costs paid	(15)
Total accrued warranty as of the end of the period	$316
Less: Current portion of accrued warranty	152
Long-term portion of accrued warranty	$164

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Income Taxes
To determine our income tax expense or benefit for interim periods, consistent with accounting standards, we apply the estimated annual effective income tax rate to year-to-date results. Our estimated annual effective tax rates for the six months ended April 30, 2018 and 2017 were 24.0% and 30.1%, respectively, excluding discrete items. The change in the annual rate was due largely to the effect of the Tax Cuts and Jobs Act (the Act) which was signed into law on December 22, 2017.
The Act reduced our federal income tax rate from 35.0% to 23.3% for the fiscal year ending October 31, 2018. Discrete items contributing to the income tax benefit for the six months ended April 30, 2018 included $7.7 million for the re-measurement of our deferred income tax assets and liabilities due to the decrease in the federal corporate income tax rate and a benefit of $0.3 million for the true up of our accruals and related deferred taxes from prior year filings and settled tax audits, partially offset by a tax expense of $1.2 million for the one-time mandatory transition tax on deemed repatriation of previously tax-deferred and unremitted foreign earnings.
The following table reconciles our effective income tax benefit rate to the federal statutory rate of 23.3% and 35.0% for the six months ended April 30, 2018 and 2017, respectively:

	Six months ended April 30,
	2018	2017
United States tax at statutory rate	23.3%	35.0%
State and local income tax	2.7	1.5
Non-United States income tax	(1.0)	(7.1)
Other permanent differences	(1.0)	0.7
Deferred rate impact of enactment of tax reform	(266.5)	—
Tax impact of stock based compensation	(1.4)	—
Impact of deemed repatriation	42.0	—
Return to actual adjustments	(9.6)	—
Effective tax benefit rate	(211.5)%	30.1%
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
As of April 30, 2018, we have not completed the accounting for the tax effects of the Act. However, we have made an initial assessment of the Act and recorded a discrete benefit of $6.5 million during the six-month period ended April 30, 2018. We believe that our assessment of the re-measurement of our deferred income tax assets and liabilities to be complete, while we consider our tax expense related to the one-time mandatory transition tax on deemed repatriation of previously tax-deferred and unremitted foreign earnings and our tax benefit of stock based compensation to be provisional. At this time, our estimate does not reflect changes in current interpretations of compensation deduction limitations, effects of any state tax law changes and uncertainties regarding interpretations that may arise as a result of federal tax reform. Any additional impact of the enactment of the Act will be recorded as they are identified during the one-year measurement period provided for in SAB 118.
In light of the Act, we repatriated $2.5 million of excess cash from our insulating glass spacer division in the United Kingdom. This was repatriation of excess cash that was a portion of the one-time mandatory transition tax discussed above. We will continue to evaluate our foreign cash position and may repatriate additional foreign earnings in the future. With the exception of the one-time mandatory transition tax on deemed repatriation of previously tax-deferred and unremitted foreign earnings, we do not anticipate any material tax impact from any potential repatriation of previously unremitted foreign earnings.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of April 30, 2018, our liability for uncertain tax positions (UTP) of $0.6 million relates to certain state tax items regarding the interpretation of tax laws and regulations. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. The final outcome of the future tax consequences of legal proceedings, if any, as well as the outcome of competent authority proceedings, changes in regulatory tax laws, or interpretation of those tax laws could impact our financial statements. We are subject to the effect of these matters occurring in various jurisdictions. The disallowance of the UTP would not materially affect the annual effective tax rate. We do not believe any of the UTP at April 30, 2018 will be recognized within the next twelve months.
We evaluate the likelihood of realization of our deferred tax assets by considering both positive and negative evidence. We believe there is no need for a valuation allowance of the federal net operating losses. We will continue to evaluate our position throughout the year. We maintain a valuation allowance for certain state net operating losses which totaled $1.3 million at April 30, 2018.
8. Contingencies
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
Spacer Migration
We were notified by certain customers through our German operation that the vapor barrier employed on certain spacer products manufactured prior to March 2014 may permit spacer migration in certain extreme circumstances. This product does not have a specific customer warranty, but we have received claims from customers related to this issue, which we continue to investigate. The balance of the accrual for this matter was $1.3 million and $1.6 million at October 31, 2017 and April 30, 2018. During the six months ended April 30, 2018, we incurred additional claims of $1.0 million, which were offset by payments of $0.7 million. We cannot estimate any future liability with regard to unasserted claims. We evaluate this reserve at each balance sheet date. We investigate any claims, but we are not obligated to honor any future claims.
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
We have been and are currently party to multiple claims, some of which are in litigation, relating to alleged defects in a commercial sealant product that was manufactured and sold during the 2000's. During the six months ended April 30, 2018, our insurance carrier reimbursed fees and expenses originally incurred as part of our defense of these various commercial sealant claims totaling $0.5 million. While we believe that our product was not defective and that we would prevail in these commercial sealant product claims if taken to trial, the timing, ultimate resolution and potential impact of these claims is not currently determinable. Nevertheless, after taking into account all currently available information, including our defenses, the advice of our counsel, and the extent and currently-expected availability of our existing insurance coverage, we believe that the eventual

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

outcome of these commercial sealant claims will not have a material adverse effect on our overall financial condition, results of operations or cash flows, and we have not recorded any accrual with regard to these claims.
9. Derivative Instruments
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
We have not designated any of our derivative contracts as hedges for accounting purposes in accordance with the provisions under the Accounting Standards Codification Topic 815 "Derivatives and Hedging" (ASC 815). Therefore, changes in the fair value of these contracts and the realized gains and losses are recorded in the unaudited condensed consolidated statements of income (loss) for the three and six months ended April 30, 2018 and 2017 as follows (in thousands):

		Three Months Ended		Six Months Ended
		April 30,		April 30,
Location of gains (losses):		2018	2017	2018	2017
Other, net	Foreign currency derivatives	26	(34)	(29)	110
We have chosen not to offset any of our derivative instruments in accordance with the provisions of ASC 815. Therefore, the assets and liabilities are presented on a gross basis on the accompanying condensed consolidated balance sheets. Less than $0.1 million of fair value related to foreign currency derivatives was included in prepaid and other current assets as of April 30, 2018 and October 31, 2017. Less than $0.1 million of fair value related to foreign currency derivatives was included in accrued liabilities as of October 31, 2017.
The following table summarizes the notional amounts and fair value of outstanding derivative contracts at April 30, 2018 and October 31, 2017 (in thousands):

		Notional as indicated		Fair Value in $
		April 30, 2018	October 31, 2017	April 30, 2018	October 31, 2017
Foreign currency derivatives:
Sell EUR, buy USD	EUR	$—	$1,271	$—	$24
Sell CAD, buy USD	CAD	124	320	—	1
Sell GBP, buy USD	GBP	196	75	5	—
Buy EUR, sell USD	EUR	12	—	—	—
Buy EUR, sell GBP	EUR	183	30	2	(1)
Buy USD, sell EUR	USD	17	—	—	—
For the classification in the fair value hierarchy, see Note 10, "Fair Value Measurement of Assets and Liabilities", included herewith.

10. Fair Value Measurement of Assets and Liabilities
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

assumptions about market data developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to Level 1 and the lowest priority to Level 3. The three levels of the fair value hierarchy are described below:

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
As of April 30, 2018 and October 31, 2017, foreign currency derivatives were the only instruments being measured on a recurring basis. Less than $0.1 million of foreign currency derivatives were included in total assets as of April 30, 2018 and less than $0.1 million of foreign currency derivatives were included in total assets and total liabilities as of October 31, 2017. All of our derivative contracts are valued using quoted market prices from brokers or exchanges and are classified within Level 2 of the fair value hierarchy.
We have recorded land totaling approximately $2.4 million at fair value on a non-recurring basis which is classified as a Level 3 measurement as of April 30, 2018 and October 31, 2017. The fair value was based on broker opinions received during the fourth fiscal quarter of the year ended October 31, 2017.
Carrying amounts reported on the balance sheet for cash, cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. Our outstanding debt is variable rate debt that re-prices frequently, thereby limiting our exposure to significant change in interest rate risk. As a result, the fair value of our debt instruments approximates carrying value at April 30, 2018, and October 31, 2017 (Level 3 measurement).
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
The aggregate number of shares of common stock authorized for grant under the 2008 Plan is 7,650,000 as approved by shareholders. Any officer, key employee and/or non-employee director is eligible for awards under the 2008 Plan. We grant restricted stock units to non-employee directors on the first business day of each fiscal year. As approved by the Compensation & Management Development Committee of our Board of Directors annually, we grant a mix of stock options, restricted stock awards, performance shares and/or performance restricted stock units to officers, management and key employees. Occasionally, we may make additional grants to key employees at other times during the year.
Restricted Stock Awards
Restricted stock awards are granted to key employees and officers annually, and typically cliff vest over a three year period with service and continued employment as the only vesting criteria. The recipient of the restricted stock award is entitled to all of the rights of a shareholder, except that the award is nontransferable during the vesting period. The fair value of the restricted stock award is established on the grant date and then expensed over the vesting period resulting in an increase in additional paid-in-capital. Shares are generally issued from treasury stock at the time of grant.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of non-vested restricted stock awards activity during the six months ended April 30, 2018 is presented below:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value per Share
Non-vested at October 31, 2017	284,300	$19.66
Granted	73,400	20.70
Cancelled	(14,400)	19.57
Vested	(61,800)	20.28
Non-vested at April 30, 2018	281,500	$19.80
The total weighted average grant-date fair value of restricted stock awards that vested during each of the six month periods ended April 30, 2018 and 2017 was $1.3 million and $1.2 million, respectively. As of April 30, 2018, total unrecognized compensation cost related to unamortized restricted stock awards was $2.5 million. We expect to recognize this expense over the remaining weighted average vesting period of 2.0 years.
Stock Options
Historically, stock options have been awarded to key employees, officers and non-employee directors. Effective May 2015, the director compensation structure was revised to eliminate the annual grant of stock options to non-employee directors. Employee stock options typically vest ratably over a three-year period with service and continued employment as the vesting conditions. Our stock options may be exercised up to a maximum of ten years from the date of grant. The fair value of the stock options is determined on the grant date and expensed over the vesting period resulting in an increase in additional paid-in-capital. For employees who are nearing retirement-eligibility, we recognize stock option expense ratably over the shorter of the vesting period or the period from the grant-date to the retirement-eligibility date. During December 2017, the Compensation & Management Committee of the Board of Directors approved a change to the long-term incentive award program eliminating the grant of stock options and replacing this award with a grant of performance restricted stock units as further described below.
We use a Black-Scholes pricing model to estimate the fair value of stock options. A description of the methodology for the valuation assumptions was disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017.
The following table provides a summary of assumptions used to estimate the fair value of our stock options issued during the six months ended April 30, 2017.

Six Months Ended
April 30, 2017
Weighted-average expected volatility	34.7%
Weighted-average expected term (in years)	5.7
Risk-free interest rate	2.0%
Expected dividend yield over expected term	1.0%
Weighted average grant date fair value	$6.25

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes our stock option activity for the six months ended April 30, 2018:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000s)
Outstanding at October 31, 2017	2,152,758	$17.44
Granted	—	—
Exercised	(199,097)	12.88
Forfeited/Expired	(19,885)	19.30
Outstanding at April 30, 2018	1,933,776	$17.90	4.8	$1,556
Vested or expected to vest at April 30, 2018	1,933,776	$17.90	4.8	$1,556
Exercisable at April 30, 2018	1,668,799	$17.66	4.3	$1,556
Intrinsic value is the amount by which the market price of the common stock on the date of exercise exceeds the exercise price of the stock option. The total intrinsic value of stock options exercised during the six months ended April 30, 2018 and 2017 was $1.9 million and $0.1 million. The weighted-average grant date fair value of stock options that vested during the six months ended April 30, 2018 and 2017 was $1.5 million and $1.8 million, respectively. As of April 30, 2018, total unrecognized compensation cost related to stock options was $0.5 million. We expect to recognize this expense over the remaining weighted average vesting period of 1.3 years.
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
As of April 30, 2018, there were no non-vested restricted stock units. During the six month periods ended April 30, 2018 and 2017, non-employee directors received 18,050 and 24,560 restricted stock units, respectively, at a grant date fair value of $21.85 and $15.65, respectively, which vested immediately. During the six month periods ended April 30, 2018 and 2017, there were no payments to settle restricted stock units.
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
The following table summarizes our performance share grants and the grant date fair value for the EPS and R-TSR performance metrics:

	Grant Date Fair Value
Grant Date	Shares Awarded	EPS	R-TSR	Shares Forfeited
December 2, 2015	158,100	$19.31	$23.72	15,400
January 25, 2016	4,300	17.46	26.65	—
November 30, 2016	186,500	19.45	26.61	7,400
December 7, 2017	146,500	$20.70	$21.81	3,900
On December 3, 2017, 123,600 shares vested pursuant to the December 2014 grant, resulting in the issuance of 25,340 shares of common stock and a cash payment of $0.6 million. The November 2016 and December 2017 grants include a return on invested capital (ROIC) metric which, if achieved, could enhance the number of shares that are ultimately issued but cannot exceed the maximum (200%). Due to the uncertainty with regard to achieving this metric, no value has been assigned. In the event and at such time the metric is deemed achievable, compensation expense will begin to be recognized through the remaining vesting period. During the three and six months ended April 30, 2018, we recorded a decrease in compensation expense of $1.0 million and $1.6 million, respectively, which reflects a decrease in the number of shares expected to vest in December 2018 associated with the December 2, 2015 performance share grant, as well as current expense for other outstanding performance share grants. During the three and six months ended April 30, 2017, we recorded compensation expense of $0.7 million and $1.7 million related to our performance share awards.
Performance share awards are not considered outstanding shares and do not have voting rights, although dividends are accrued over the performance period and will be payable in cash based upon the number of performance shares ultimately earned.
The performance shares are excluded from the diluted weighted-average shares used to calculate earnings per share until the performance criteria is probable to result in the issuance of contingent shares. As of April 30, 2018, we have deemed no shares related to the December 2015 grant of performance shares as probable to vest.
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
To value the shares, we utilized a Monte Carlo simulation model to arrive at a grant-date fair value. This amount will be adjusted for forfeitures and expensed over the three-year term of the award with a credit to additional paid-in-capital. Depending on the achievement of the performance conditions, a minimum of 0% and a maximum of 150% of the awarded performance restricted stock units may vest. Specifically, the awards vest on a continuum with the following Absolute Total Shareholder Return (A-TSR) milestones:

Vesting Level	Vesting Criteria	Percentage of Award Vested
Level 1	A-TSR greater than or equal to 50%	150%
Level 2	A-TSR less than 50% and greater than or equal to 20%	100%
Level 3	A-TSR less than 20% and greater than or equal to -20%	50%
Level 4	A-TSR less than -20%	—%
On December 7, 2017, we awarded 78,200 performance restricted share units with a grant date fair value of $17.76 per share. During the six months ended April 30, 2018, 2,100 of the performance restricted share units were forfeited. During the three and

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

six months ended April 30, 2018, we recorded compensation expense of approximately $0.1 million and $0.2 million, respectively, related to our performance share restricted units.
Similar to performance shares, the performance restricted stock units are not considered outstanding shares, do not have voting rights, and are excluded from diluted weighted-average shares used to calculate earnings per share until the performance criteria is probable to result in the issuance of contingent shares.
Treasury Shares
We record treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Shares are generally issued from treasury stock at the time of grant of restricted stock awards, and upon the exercise of stock options and upon the vesting of performance shares and performance restricted stock units. On the subsequent issuance of treasury shares, we record proceeds in excess of cost as an increase in additional paid in capital. A deficiency of such proceeds relative to costs would be applied to reduce paid-in-capital associated with prior issuances to the extent available, with the remainder recorded as a charge to retained earnings. We recorded a charge to retained earnings of $1.0 million during the six months ended April 30, 2018.
The following table summarizes the treasury stock activity during the six months ended April 30, 2018:

Six Months Ended
April 30, 2018
Beginning balance as of November 1, 2017	2,670,743
Restricted stock awards granted	(73,400)
Performance share awards vested	(25,340)
Stock options exercised	(199,097)
Balance at April 30, 2018	2,372,906
12. Other (Expense) Income
Other (expense) income included under the caption "Other, net" on the accompanying condensed consolidated statements of income (loss), consisted of the following for the three and six months ended April 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2018	2017	2018	2017
	(In thousands)
Foreign currency transaction (losses) gains	$(158)	$(121)	$196	$365
Foreign currency derivative gains (losses)	26	(34)	(29)	110
Interest income	25	19	40	46
Other	2	1	5	5
Other, net	$(105)	$(135)	$212	$526

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. Segment Information
We present three reportable business segments in accordance with Topic 280-10-50, "Segment Reporting" (ASC 280): (1) North American Engineered Components segment (“NA Engineered Components”), comprising four operating segments primarily focused on the fenestration market in North America including vinyl profiles, insulating glass (IG) spacers, screens & other fenestration components; (2) European Engineered Components segment (“EU Engineered Components”), comprising our United Kingdom-based vinyl extrusion business, manufacturing vinyl profiles & conservatories, and the European insulating glass business manufacturing IG spacers; and (3) North American Cabinet Components segment (“NA Cabinet Components”), comprising solely the North American cabinet door and components business acquired in November 2015. We maintain an Unallocated Corporate & Other grouping which includes LIFO inventory adjustments, corporate office charges, and inter-segment eliminations, less an allocation of a portion of the general and administrative costs associated with the corporate office which have been allocated to the reportable business segments, based upon a relative measure of profitability, in order to more accurately reflect each reportable business segment's administrative cost. Certain costs are not allocated to the reportable operating segments, but remain in Unallocated Corporate & Other, including transaction expenses, stock-based compensation, long-term incentive awards based on the performance of our common stock and other factors, certain severance and legal costs not deemed to be allocable to all segments, depreciation of corporate assets, interest expense, other, net, income taxes and inter-segment eliminations. The accounting policies of our operating segments are the same as those used to prepare the accompanying condensed consolidated financial statements. Corporate general and administrative expense allocated during the three and six month periods ended April 30, 2018 were $4.9 million and $10.0 million, respectively, and $4.2 million and $8.5 million, respectively, for the prior year comparable periods.
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
Segment information for the three and six months ended April 30, 2018 and 2017, and total assets as of April 30, 2018 and October 31, 2017 are summarized in the following table (in thousands):

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	NA Eng. Comp.	EU Eng. Comp.	NA Cabinet Comp.	Unallocated Corp. & Other	Total
Three Months Ended April 30, 2018
Net sales	$114,157	$38,824	$62,668	$(1,437)	$214,212
Depreciation and amortization	6,808	2,527	3,839	136	13,310
Operating income (loss)	5,559	2,453	202	(78)	8,136
Capital expenditures	3,567	1,456	2,313	66	7,402
Three Months Ended April 30, 2017
Net sales	$111,165	$34,205	$65,080	$(1,317)	$209,133
Depreciation and amortization	8,540	2,306	3,394	140	14,380
Operating income (loss)	3,969	2,937	2,002	(4,283)	4,625
Capital expenditures	5,689	1,807	1,913	—	9,409
Six Months Ended April 30, 2018
Net sales	$216,883	$72,820	$118,590	$(2,415)	$405,878
Depreciation and amortization	13,819	4,976	7,525	263	26,583
Operating income (loss)	7,172	3,740	(2,675)	(590)	7,647
Capital expenditures	7,464	3,864	3,771	114	15,213
Six Months Ended April 30, 2017
Net sales	$217,248	$65,774	$123,710	$(2,503)	$404,229
Depreciation and amortization	18,478	4,362	6,669	277	29,786
Operating income (loss)	4,039	5,140	1,175	(9,570)	784
Capital expenditures	9,400	4,951	2,997	202	17,550
As of April 30, 2018
Total assets	$249,021	$223,303	$286,305	$6,142	$764,771
As of October 31, 2017
Total assets	$258,315	$219,622	$285,457	$10,485	$773,879
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
The following table reconciles our segment presentation, as previously reported in our Quarterly Report on Form 10-Q for the three and six months ended April 30, 2017, to the current presentation (in thousands):

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Three Months Ended April 30, 2017	As Previously Reported	Reclassification	Current Presentation
	(in thousands)
NA Engineered Components
Net sales	$116,410	$(5,245)	$111,165
Depreciation and amortization	8,669	(129)	8,540
Operating income (loss)	4,937	(968)	3,969
Capital expenditures	$5,940	$(251)	5,689
EU Engineered Components
Net sales	$34,205	$—	$34,205
Depreciation and amortization	2,306	—	2,306
Operating income (loss)	2,937	—	2,937
Capital expenditures	$1,807	$—	1,807
NA Cabinet Components
Net sales	$59,147	$5,933	$65,080
Depreciation and amortization	3,265	129	3,394
Operating income (loss)	1,034	968	2,002
Capital expenditures	$1,662	$251	$1,913
Unallocated Corporate & Other
Net sales	$(629)	$(688)	$(1,317)
Depreciation and amortization	140	—	140
Operating income (loss)	(4,283)	—	(4,283)
Capital expenditures	$—	$—	$—

Six Months Ended April 30, 2017	As Previously Reported	Reclassification	Current Presentation
	(in thousands)
NA Engineered Components
Net sales	$227,483	$(10,235)	$217,248
Depreciation and amortization	18,747	(269)	18,478
Operating income (loss)	5,238	(1,199)	4,039
Capital expenditures	$9,696	$(296)	$9,400
EU Engineered Components
Net sales	$65,774	$—	$65,774
Depreciation and amortization	4,362	—	4,362
Operating income (loss)	5,140	—	5,140
Capital expenditures	$4,951	$—	$4,951
NA Cabinet Components
Net sales	$112,144	$11,566	$123,710
Depreciation and amortization	6,400	269	6,669
Operating income (loss)	(24)	1,199	1,175
Capital expenditures	$2,701	$296	$2,997
Unallocated Corporate & Other
Net sales	$(1,172)	$(1,331)	$(2,503)
Depreciation and amortization	277	—	277
Operating income (loss)	(9,570)	—	(9,570)
Capital expenditures	$202	$—	$202

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the change in the carrying amount of goodwill by segment for the six months ended April 30, 2018 (in thousands):

	NA Eng. Comp.	EU Eng. Comp.	NA Cabinet Comp.	Unallocated Corp. & Other	Total
Balance as of October 31, 2017	$38,712	$69,735	$113,747	$—	$222,194
Foreign currency translation adjustment	—	2,534	—	—	2,534
Balance as of April 30, 2018	$38,712	$72,269	$113,747	$—	$224,728
For further details of Goodwill, see Note 4, "Goodwill & Intangible Assets", located herewith.
We did not allocate non-operating loss or income tax benefit to the reportable segments. The following table reconciles operating loss as reported above to net income (loss) for the three and six months ended April 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2018	2017	2018	2017
	(In thousands)
Operating loss	$8,136	$4,625	$7,647	$784
Interest expense	(2,502)	(2,391)	(4,943)	(4,551)
Other, net	(105)	(135)	212	526
Income tax benefit	(1,393)	(637)	6,167	977
Net income (loss)	$4,136	$1,462	$9,083	$(2,264)
Product Sales
We produce a wide variety of products that are used in the fenestration industry, including window and door systems; accessory trim profiles with real wood veneers and wood grain laminate finishes; window spacer systems; extruded vinyl products; metal fabrication; and astragals, thresholds and screens. In addition, we produce certain non-fenestration products, including kitchen and bath cabinet doors and components, trim moldings, solar edge tape, plastic decking, fencing, water retention barriers, conservatory roof components, and other products.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes our product sales for the three and six months ended April 30, 2018 and 2017 into general groupings by segment to provide additional information to our shareholders. For all periods presented, this table reflects the reclassification of two operating plants transferred from the NA Engineered Components segment to the NA Cabinet Components segment, as applicable.

	Three months ended		Six Months Ended
	April 30,		April 30,
	2018	2017	2018	2017
	(In thousands)
NA Engineered Components:
United States - fenestration	$97,005	$92,327	$184,787	$182,039
International - fenestration	8,897	8,646	15,906	14,986
United States - non-fenestration	4,697	6,698	8,843	12,529
International - non-fenestration	3,558	3,494	7,347	7,694
	$114,157	$111,165	$216,883	$217,248
EU Engineered Components:
United States - fenestration	$—	$79	$—	$114
International - fenestration	32,847	30,536	62,716	59,441
International - non-fenestration	5,977	3,590	10,104	6,219
	$38,824	$34,205	$72,820	$65,774
NA Cabinet Components:
United States - fenestration	$3,403	$3,363	$6,850	$6,696
United States - non-fenestration	58,698	60,965	110,703	115,655
International - non-fenestration	567	752	1,037	1,359
	$62,668	$65,080	$118,590	$123,710
Unallocated Corporate & Other
Eliminations	$(1,437)	$(1,317)	$(2,415)	$(2,503)
	$(1,437)	$(1,317)	$(2,415)	$(2,503)
Net sales	$214,212	$209,133	$405,878	$404,229
14. Earnings Per Share
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
Basic and diluted earnings per share for the each of the three months ended April 30, 2018 and 2017, and for the six months ended April 30, 2018, were calculated as follows (in thousands, except per share data):

	Three Months Ended April 30, 2018
	Net Income	Weighted Average Shares	Per Share
Basic earnings per common share	$4,136	34,796	$0.12
Effect of dilutive securities:
Stock options		183
Restricted stock awards		136
Diluted earnings per common share	$4,136	35,115	$0.12

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended April 30, 2017
	Net Income	Weighted Average Shares	Per Share
Basic earnings per common share	$1,462	34,146	$0.04
Effect of dilutive securities:
Stock options		440
Restricted stock awards		121
Performance shares		62
Diluted earnings per common share	$1,462	34,769	$0.04

	Six Months Ended April 30, 2018
	Net Income	Weighted Average Shares	Per Share
Basic earnings per common share	$9,083	34,731	$0.26
Effect of dilutive securities:
Stock options		289
Restricted stock awards		146
Diluted earnings per common share	$9,083	35,166	$0.26
Basic and diluted loss per share was $0.07 for the six months ended April 30, 2017. The computation of diluted earnings per share excludes outstanding stock options and other common stock equivalents when their inclusion would be anti-dilutive. This is always the case when an entity incurs a net loss. During the six months ended April 30, 2017, 426,572 shares of common stock equivalents and 121,023 shares of restricted stock were excluded from the computation of diluted earnings per share. In addition, 61,800 potentially dilutive contingent shares related to performance share awards for the six months ended April 30, 2017 were excluded.
We had common stock equivalents that were potentially dilutive in future earnings per share calculations of 562,533 and 1,077,055 for the three and six months ended April 30, 2018, respectively, and 760,712 and 1,025,007, respectively, for the prior year comparable periods. Such dilution will be dependent on the excess of the market price of our stock over the exercise price and other components of the treasury stock method.
15. New Accounting Guidance
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This guidance prescribes a methodology to determine when revenue is recognizable and constitutes a principles-based approach to revenue recognition based on the consideration to which the entity expects to be entitled in exchange for goods or services.  In addition, this guidance requires additional disclosure in the notes to the financial statements with regard to the methodology applied.  This pronouncement will essentially supersede and replace existing revenue recognition rules in U.S. GAAP, including industry-specific guidance.  We have reviewed our revenue streams and are currently in the process of evaluating all material contract types and costs that may be impacted by this amended guidance. We will adopt this guidance using the modified retrospective approach in the first quarter of 2019 with a cumulative adjustment to retained earnings.
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

•
Cash flows related to excess tax benefits or deficiencies are included in net cash provided by operating activities rather than as a financing activity. We adopted this change retrospectively, which resulted in an increase to net cash provided by operating activities and a corresponding decrease to net cash provided by financing activities of less than $0.1 million for the six months ended April 30, 2017;

•
Cash paid to taxing authorities when withholding shares from an employee’s vesting or exercise of equity-based compensation awards for tax-withholding purposes is to be classified as net cash used in financing activities rather than as an operating activity. We adopted this change retrospectively, which resulted in an increase to net cash provided by operating activities and a corresponding decrease to net cash provided by financing activities of $1.0 million for the six months ended April 30, 2017;

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes as of April 30, 2018, and for the three and six months ended April 30, 2018 and 2017, included elsewhere herein. For additional information pertaining to our business, including risk factors which should be considered before investing in our common stock, refer to our Annual Report on Form 10-K for the fiscal year ended October 31, 2017.
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
In an effort to focus on protecting margins and improving cash flows, we implemented a strategy to reduce our sales volume with certain low-margin customers. During 2017, we rationalized capacity and closed two United States vinyl plants and two cabinet door plants, relocating assets to improve overall operational efficiency. Pursuant to these restructuring efforts, we expensed $0.2 million and $0.6 million during the three and six months ended April 30, 2018 respectively, and $1.1 million and $2.2 million, respectively, for the comparable prior year periods. We recognized $1.7 million and $4.3 million of accelerated depreciation and amortization associated with related assets during the three and six months ended April 30, 2017.
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
Recent Transactions and Events
On December 22, 2017, President Trump signed into law a sweeping tax reform bill which includes the following provisions which impact United States corporations: (1) reduction of the statutory federal corporate tax rate from 35% to 21%; (2) shifting to a territorial tax system in which foreign earnings could be repatriated through a 100% dividends received deduction; (3) imposing a one-time tax on un-repatriated earnings of 15.5% on cash and 8% on other assets; (4) doubling bonus depreciation to 100% for five years and allowing used property to qualify; (5) limiting net interest expense deductions to 30% of adjusted taxable income; (6) limiting NOL deductions to 80% of taxable income; and (7) repealing the corporate alternative minimum tax. We have made an initial assessment of this new tax law and recorded a discrete benefit of $6.5 million during the six months ended April 30, 2018. We expect the effective tax rate for fiscal 2018 to be approximately 8%, or 24% excluding these discrete items.

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
Reports and forecasts from these sources indicate continued growth in the markets we serve. The NAHB has forecasted calendar-year housing starts (excluding manufactured units) to remain stable in 2018 and increase slightly in 2019. Ducker indicated that window shipments in the R&R market are expected to increase approximately 3% to 4% annually through 2020. Derived from reports published by Ducker, the overall growth in window shipments for the trailing twelve months ended March 31, 2018 was 3.9%. During this period, growth in new construction increased 5.7%, while growth in R&R activity increased 2.4%. Growth in new construction continues to outpace the growth in R&R. D&G Consulting forecasts an increase in housing in the United Kingdom through 2020. Catalina Research estimates residential semi-custom cabinet demand in the U.S. to grow between 4% to 6% annually through 2020.
We utilize several commodities in our business for which pricing can fluctuate, including polyvinyl resin (PVC), titanium dioxide (TiO2), petroleum products, aluminum and wood. For the majority of our customers and critical suppliers, we have price adjusters in place which effectively share the base pass-through price changes for our primary commodities with our customers commensurate with the market at large. Our long-term exposure to these price fluctuations is somewhat mitigated due to the contractual component of the adjuster program. However, these adjusters are not in place with all customers and for all commodities, and there is a level of exposure to such volatility due to the lag associated with the timing of price updates in accordance with our customer agreements, particularly with regard to hardwoods. In addition, some of these commodities, such as silicone, are in high demand, particularly in Europe, which can affect the cost of the raw materials, a portion of which we may not be able to fully recover.
Our business continues to be impacted by fluctuations in foreign exchange rates as the United States dollar has weakened recently compared to other currencies where we have operations, including the United Kingdom.
Results of Operations
Three Months Ended April 30, 2018 Compared to Three Months Ended April 30, 2017

	Three Months Ended April 30,
	2018	2017	Change $	% Variance
	(Dollars in millions)
Net sales	$214.2	$209.1	$5.1	2%
Cost of sales (excluding depreciation and amortization)	168.7	162.1	6.6	(4)%
Selling, general and administrative	23.8	26.9	(3.1)	12%
Restructuring charges	0.2	1.1	(0.9)	82%
Depreciation and amortization	13.3	14.4	(1.1)	8%
Operating income	$8.2	$4.6	$3.6	78%
Interest expense	(2.5)	(2.4)	(0.1)	(4)%
Other, net	(0.2)	(0.1)	(0.1)	(100)%
Income tax expense	(1.4)	(0.6)	(0.8)	(133)%
Net income	$4.1	$1.5	$2.6	173%
Our period-over-period results by reportable segment follow.

Changes Related to Operating Income by Reportable Segment:
NA Engineered Components

	Three Months Ended April 30,
	2018	2017	$ Change	% Variance
	(Dollars in millions)
Net sales	$114.2	$111.0	$3.2	3%
Cost of sales (excluding depreciation and amortization)	88.1	84.2	3.9	(5)%
Selling, general and administrative	13.4	13.4	—	—%
Restructuring charges	0.2	0.9	(0.7)	78%
Depreciation and amortization	6.8	8.5	(1.7)	20%
Operating income	$5.7	$4.0	$1.7	43%
Operating income margin	5%	4%
Net Sales. Net sales increased $3.2 million, or 3%, for the three months ended April 30, 2018 compared to the same period in 2017. We experienced $7.7 million of revenue growth driven both by market growth and new volume for our insulating spacer and window components businesses and an increase of $1.6 million related to price and surcharges for commodities, particularly resin used in our vinyl business. These increases were partially offset by a $6.1 million decrease volume primarily driven by our strategy to shed lower margin business at our United States vinyl business resulting in the loss of a major customer during 2017, as well as the sale of our wood flooring business on October 31, 2017.
Cost of Sales. The cost of sales increased $3.9 million, or 5%, when comparing the three months ended April 30, 2018 to the same period in 2017. Cost of sales increased due to the corresponding increase in volumes coupled with inflationary cost increases in both raw materials and labor. A portion of the raw material increases are expected to be recovered in the second half of the year as resin and oil surcharges take effect on a lag basis.
Selling, General and Administrative. Selling, general and administrative expenses remained flat when comparing the three months ended April 30, 2018 to the same period in 2017. An increase in the allocation of corporate expenses year-over-year of $0.4 million were offset by decreases resulting from the restructuring efforts completed at our US vinyl business during fiscal 2017.
Restructuring Charges. Restructuring charges of $0.2 million primarily relate to facility lease expenses related to two vinyl extrusion plants which were closed in November 2016 and January 2017 in the United States that have not been sublet or otherwise exited as of April 30, 2018.
Depreciation and Amortization. Depreciation and amortization expense decreased $1.7 million, or 20% when comparing the three months ended April 30, 2018 and 2017. The decrease reflects the impact of restructuring efforts in 2017 which included incremental depreciation of $1.4 million associated with an October 2016 change in estimate of the remaining service lives of assets displaced or abandoned, and accelerated amortization of $0.3 million related to a change in estimate for certain related intangible assets. The incremental depreciation expense associated with property, plant and equipment placed into service during the trailing twelve months ended April 30, 2018, was offset by the run-off of depreciation expense associated with existing assets and disposals during this period.
EU Engineered Components

	Three Months Ended April 30,
	2018	2017	$ Change	Variance %
	(Dollars in millions)
Net sales	$38.8	$34.2	$4.6	13%
Cost of sales (excluding depreciation and amortization)	27.6	23.8	3.8	(16)%
Selling, general and administrative	6.3	5.2	1.1	(21)%
Depreciation and amortization	2.5	2.3	0.2	(9)%
Operating income	$2.4	$2.9	$(0.5)	(17)%
Operating income margin	6%	8%

Net Sales. Net sales increased $4.6 million when comparing the three months ended April 30, 2018 to the same period in 2017. This increase reflects a $3.6 million favorable impact associated with changes in foreign exchange rates, $3.0 million of volume increases, and $1.3 million of base price increases, partially offset by $3.4 million due to the intentional shed of some lower margin customers at HLP.
Cost of Sales. The cost of sales increased $3.8 million, or 16%, for the three months ended April 30, 2018 compared to the same period in 2017. Foreign currency contributed $1.3 million of the increase. The remaining increase was driven by increased volume, continued vinyl resin cost increases and notable silicone cost increases.
Selling, General and Administrative. Selling, general and administrative expense increased $1.1 million for the three months ended April 30, 2018 compared to the same period in 2017. The increase was primarily attributable to foreign currency exchange rate changes, increased staffing costs at our U.K. vinyl business, and an increase in the allocation of corporate expenses year-over-year of $0.1 million.
Depreciation and Amortization. Depreciation and amortization expense increased $0.2 million for the three months ended April 30, 2018 compared to the same period in 2017. The increase reflects depreciation and amortization expense associated with property, plant and equipment placed into service during the trailing twelve months ended April 30, 2018 and, to a lesser extent, the effect of changes in exchange rates.
NA Cabinet Components

	Three Months Ended April 30,
	2018	2017	$ Change	Variance %
	(Dollars in millions)
Net sales	$62.6	$65.1	$(2.5)	(4)%
Cost of sales (excluding depreciation and amortization)	54.1	55.1	(1.0)	2%
Selling, general and administrative	4.5	4.4	0.1	(2)%
Restructuring charges	—	0.2	(0.2)	100%
Depreciation and amortization	3.8	3.4	0.4	(12)%
Operating income	$0.2	$2.0	$(1.8)	(90)%
Operating income margin	—%	3%
Net Sales. Net sales decreased $2.5 million, or 4%, for the three months ended April 30, 2018 compared to the same period in 2017. On a year-over-year basis, we experienced a $1.3 million decrease in sales volume related to the closure of two facilities last year and additional lower margin business we shed and $3.7 million of market declines in existing business, partially offset by an increase of $2.5 million in revenue associated with price and raw material surcharges.
Cost of Sales. The cost of sales decreased $1.0 million, or 2%, for the three months ended April 30, 2018 compared with the same period in 2017, primarily related to lower sales volume. Margins were unfavorably impacted by higher wood and material costs which will be recovered through surcharges that take effect during the second half of the year, and an overall unfavorable product mix.
Selling, General and Administrative. Selling, general and administrative expense increased $0.1 million for the three months ended April 30, 2018 compared to the same period in 2017, and primarily related to higher corporate allocations year-over-year.
Restructuring Charges. Restructuring charges of $0.2 million in the three months ended April 30, 2018 represent equipment moving and other related costs associated with the Mexican plant closure effected in October 2016.
Depreciation and Amortization. Depreciation and amortization expense increased $0.4 million for the three months ended April 30, 2018 compared with the same period in 2017. This increase primarily reflects accelerated depreciation expense associated with a change in estimate for useful lives of certain assets associated with a plant re-layout. The incremental depreciation expense associated with assets placed in service during the trailing twelve months ended April 30, 2017 was offset by the run-off of depreciation expense associated with existing assets and disposals during this period.

Unallocated Corporate & Other

	Three Months Ended April 30,
	2018	2017	$ Change	Variance %
	(Dollars in millions)
Net sales	$(1.4)	$(1.2)	$(0.2)	(17)%
Cost of sales (excluding depreciation and amortization)	(1.1)	(1.0)	(0.1)	10%
Selling, general and administrative	(0.4)	3.9	(4.3)	110%
Depreciation and amortization	0.2	0.2	—	—%
Operating income (loss)	$(0.1)	$(4.3)	$4.2	98%
Net Sales. Net sales for Unallocated Corporate & Other represents the elimination of inter-segment sales for the three months ended April 30, 2018 and 2017. The change between periods reflects the amount of inter-segment sales.
Cost of Sales. Cost of sales for Unallocated Corporate & Other consists of the elimination of inter-segment sales, profit in inventory, LIFO reserve adjustments and other costs. For the three months ended April 30, 2018 and 2017, the change of $0.1 million was primarily related to the elimination of inter-segment sales.
Selling, General and Administrative. Selling, general and administrative expenses decreased $4.3 million for the three months ended April 30, 2018 compared to the same period in 2017. Of this decrease, $2.3 million relates to stock based compensation, reflecting revised estimates of performance shares expected to vest in December 2018 pursuant to the December 2015 grant and the impact of a lower stock price on incentive liabilities that are marked-to-market. In addition, we recorded a decrease in professional fees year-over-year related to legal costs that are being paid directly by our insurance company in 2018 to defend claims of an alleged defect in a commercial sealant product, as described in Note 8, "Contingencies," to the accompanying unaudited condensed consolidated financial statements contained elsewhere herein.
Depreciation and Amortization. Depreciation and amortization expense remained flat for the three months ended April 30, 2018 compared to the same period in 2017. Relatively few new assets were placed in service at corporate during the trailing twelve months ended April 30, 2018.
Changes related to Non-Operating Items:
Interest Expense. Interest expense increased $0.1 million for the three months ended April 30, 2018 compared to the same period in 2017. This increase is primarily attributable to higher interest rates on our revolving credit facilities and the addition of the manufacturing facility lease at HLP, offset somewhat by a lower average outstanding debt balance.
Other, net. The decrease in other, net of $0.1 million at April 30, 2018 compared to the same period in 2017 relates primarily to changes in net foreign exchange transaction gains.
Income Taxes. We recorded income tax expense of $1.4 million for the three months ended April 30, 2018, an effective rate of 25.2%, and income tax expense of $0.6 million for the three months ended April 30, 2017, an effective rate of 30.3%. The difference in the effective rates between these periods relates to the Tax Cuts and Jobs Act (the Act) which was signed into law on December 22, 2017. The act reduced our federal tax rate from 35% to 23.3% for the fiscal year ending October 31, 2018. The effective rate for the three months ended April 30, 2018 was further impacted by a discrete charge of $0.1 million related to the exercise of equity-based compensation awards, and the effective rate for the corresponding prior year period reflects a decrease in permanent items.

Six Months Ended April 30, 2018 Compared to Six Months Ended April 30, 2017

	Six Months Ended April 30,
	2018	2017	Change $	% Variance
	(Dollars in millions)
Net sales	$405.9	$404.2	$1.7	—%
Cost of sales (excluding depreciation and amortization)	323.2	317.1	6.1	(2)%
Selling, general and administrative	47.9	54.3	(6.4)	12%
Restructuring charges	0.6	2.2	(1.6)	73%
Depreciation and amortization	26.6	29.8	(3.2)	11%
Operating income	$7.6	$0.8	$6.8	850%
Interest expense	(4.9)	(4.6)	(0.3)	(7)%
Other, net	0.2	0.5	(0.3)	60%
Income tax benefit	6.2	1.0	5.2	520%
Net income (loss)	$9.1	$(2.3)	$11.4	496%
Our period-over-period results by reportable segment follow.
Changes Related to Operating Income by Reportable Segment:
NA Engineered Components

	Six Months Ended April 30,
	2018	2017	$ Change	% Variance
	(Dollars in millions)
Net sales	$216.9	$217.2	$(0.3)	—%
Cost of sales (excluding depreciation and amortization)	168.2	166.3	1.9	(1)%
Selling, general and administrative	27.2	26.9	0.3	(1)%
Restructuring charges	0.5	1.5	(1.0)	67%
Depreciation and amortization	13.8	18.5	(4.7)	25%
Operating income	$7.2	$4.0	$3.2	80%
Operating income margin	3%	2%
Net Sales. Net sales decreased $0.3 million for the six months ended April 30, 2018 compared to the same period in 2017. We experienced market growth of $12.3 million year-over-year across the core product sales and an increase in revenue of $1.2 million related to price and resin and oil based surcharges. This was offset by a $13.8 million decrease related to the US vinyl business we shed and the divestiture of the wood flooring business.
Cost of Sales. The cost of sales increased $1.9 million, or 1%, when comparing the six months ended April 30, 2018 to the same period in 2017. The largest drivers of the increase are inflationary increases from both raw material and labor costs.
Selling, General and Administrative. Selling, general and administrative expenses increased $0.3 million, or 1% when comparing the six months ended April 30, 2018 to the same period in 2017. This increase was due entirely to an increase in the corporate allocation. Absent the allocation expenses declined slightly.
Restructuring Charges. Restructuring charges of $0.5 million for the six months ended April 30, 2018 primarily relate to facility lease expenses related to two U.S. vinyl extrusion plants which were closed in November 2016 and January 2017 and have not been sublet or otherwise exited as of April 30, 2018.
Depreciation and Amortization. Depreciation and amortization expense decreased $4.7 million, or 25% when comparing the three-month periods ended April 30, 2018 and 2017. The decrease reflects the impact of restructuring efforts in 2017 which included accelerated depreciation of $3.0 million and amortization of $1.3 million associated with an October 2016 change in estimate of the remaining service lives of select fixed and intangible assets. The incremental depreciation expense associated with property, plant and equipment placed into service during the trailing twelve months ended April 30, 2018, was more than offset by the run-off of depreciation expense associated with existing assets and disposals during this period.

EU Engineered Components

	Six Months Ended April 30,
	2018	2017	$ Change	Variance %
	(Dollars in millions)
Net sales	$72.8	$65.8	$7.0	11%
Cost of sales (excluding depreciation and amortization)	52.4	46.3	6.1	(13)%
Selling, general and administrative	11.7	10.0	1.7	(17)%
Depreciation and amortization	5.0	4.4	0.6	(14)%
Operating income	$3.7	$5.1	$(1.4)	(27)%
Operating income margin	5%	8%
Net Sales. Net sales increased $7.0 million when comparing the six months ended April 30, 2018 to the same period in 2017. This increase reflects a $6.8 million favorable foreign exchange impact, volume increases of $4.1 million, and $2.5 million base price increases, partially offset by $6.4 million of lower margin U.K. vinyl business that was shed during 2017.
Cost of Sales. The cost of sales increased $6.1 million for the six months ended April 30, 2018 compared to the same period in 2017. The primary drivers of the increase were the continued U.K. vinyl material cost inflation and the change in foreign exchange rates.
Selling, General and Administrative. Selling, general and administrative expense increased $1.7 million, for the six months ended April 30, 2018 compared to the same period in 2017. The increase was primarily attributable to foreign currency exchange rate changes, increased staffing costs at our U.K. vinyl business, and an increase in the allocation of corporate expenses year-over-year of $0.3 million.
Depreciation and Amortization. Depreciation and amortization expense increased $0.6 million for the six months ended April 30, 2018 compared to the same period in 2017. The increase was primarily attributable to foreign currency exchange rate changes and depreciation expense associated with property, plant and equipment place into service during the trailing twelve months.
NA Cabinet Components

	Six Months Ended April 30,
	2018	2017	$ Change	Variance %
	(Dollars in millions)
Net sales	$118.6	$123.7	$(5.1)	(4)%
Cost of sales (excluding depreciation and amortization)	104.3	106.4	(2.1)	2%
Selling, general and administrative	9.3	8.7	0.6	(7)%
Restructuring charges	0.1	0.7	(0.6)	86%
Depreciation and amortization	7.5	6.7	0.8	(12)%
Operating (loss) income	$(2.6)	$1.2	$(3.8)	(317)%
Operating (loss) income margin	(2)%	1%
Net Sales. Net sales decreased $5.1 million, or 4%, for the six months ended April 30, 2018 compared to the same period in 2017. On a year-over-year basis, we experienced a $3.7 million decrease in sales volume related to the closure of two facilities last year and additional lower margin business we shed and $5.1 million of market declines in existing business, partially offset by an increase of $3.7 million in price and raw material surcharges.
Cost of Sales. The cost of sales decreased $2.1 million, or 2%, for the six months ended April 30, 2018 compared with the same period in 2017, primarily related to the lower sales volume. Margins were unfavorably impacted by higher wood and material costs which will be recovered through surcharges that take effect during the second half of the year, and an overall unfavorable product mix.
Selling, General and Administrative. Selling, general and administrative expense increased $0.6 million for the six months ended April 30, 2018 compared to the same period in 2017, related to some additional administrative headcount, normal wage inflation, and higher medical insurance and employee benefit costs, as well as higher corporate allocations year-over-year of $0.4 million.

Restructuring Charges. Restructuring charges of $0.1 million for the six months ended April 30, 2018 primarily represent costs associated with a Kansas plant closure effected in September 2017. Restructuring charges of $0.7 million in the six months ended April 30, 2017 represent equipment moving and other related costs associated with the Mexican plant closure effected in October 2016.
Depreciation and Amortization. Depreciation and amortization expense increased $0.8 million for the six months ended April 30, 2018 compared with the same period in 2017. This increase reflects accelerated depreciation expense associated with a change in estimate for useful lives of certain assets associated with a plant re-layout. The incremental depreciation expense associated with assets placed in service during the trailing twelve months ended April 30, 2017 was offset by the run-off of depreciation expense associated with existing assets and disposals during this period.
Unallocated Corporate & Other

	Six Months Ended April 30,
	2018	2017	$ Change	Variance %
	(Dollars in millions)
Net sales	$(2.4)	$(2.5)	$0.1	4%
Cost of sales (excluding depreciation and amortization)	(1.7)	(1.9)	0.2	(11)%
Selling, general and administrative	(0.3)	8.7	(9.0)	103%
Depreciation and amortization	0.3	0.2	0.1	50%
Operating loss	$(0.7)	$(9.5)	$8.8	93%
Net Sales. Net sales for Unallocated Corporate & Other represents the elimination of inter-segment sales for the three months ended April 30, 2018 and 2017. The change between periods reflects the amount of inter-segment sales.
Cost of Sales. Cost of sales for Unallocated Corporate & Other consists of the elimination of inter-segment sales, profit in inventory, LIFO reserve adjustments and other costs. For the six months ended April 30, 2018 and 2017, the change of $0.2 million was primarily related to the elimination of inter-segment sales.
Selling, General and Administrative. Selling, general and administrative expenses decreased $9.0 million for the six months ended April 30, 2018 compared to the same period in 2017. Stock based compensation decreased $5.9 million based on revised lower estimates of performance shares expected to vest in December 2018, the impact of the lower stock price on other long-term liabilities that are marked-to-market, and the impact of issuing performance restricted stock units in December 2017 instead of stock options. The results for the six months ended April 30, 2017 include a charge of $1.2 million primarily associated with options granted to retirement-eligible participants which vested immediately. In addition, we recorded a decrease in professional fees year-over-year related to reimbursement of legal costs incurred to defend claims of an alleged defect in a commercial sealant product, as described in Note 9, "Contingencies," to the accompanying unaudited condensed consolidated financial statements contained elsewhere herein. Partially offsetting those declines was an increase in salaries associated with increased headcount and wage inflation and related incentive accruals.
Depreciation and Amortization. Depreciation and amortization expense increased $0.1 million for the six months ended April 30, 2018 compared to the same period in 2017 associated with assets placed into service at corporate during the twelve months ended April 30, 2018.
Changes related to Non-Operating Items:
Interest Expense. Interest expense increased $0.3 million for the six months ended April 30, 2018 compared to the same period in 2017. This increase is primarily attributable to higher interest rates on our revolving credit facilities and the addition of the warehouse facility lease at HLP during the second quarter of 2017, offset somewhat by a lower average outstanding debt balance.
Other, net. The decrease in other, net of $0.3 million at April 30, 2018 compared to the same period in 2017 relates primarily to changes in net foreign exchange transaction gains.

Income Taxes. Our estimated annual effective tax rates for the six months ended April 30, 2018 and 2017 were 24% and 30%, respectively. The change in the annual rate was due to the Tax Cuts and Jobs Act (the Act) which was signed into law on December 22, 2017. The Act reduced our federal income tax rate from 35% to 23.3% for the fiscal year ending October 31, 2018. Discrete items impacting the income tax benefit for the six months ended April 30, 2018 were a benefit of $7.7 million for the re-measurement of our deferred income tax assets and liabilities due to the decrease in the federal corporate income tax rate, and a benefit of $0.3 million for the true up of our accruals and related deferred taxes from prior year filings and settled tax audits, partially offset by a tax expense of $1.2 million for the one-time mandatory transition tax on deemed repatriation of previously tax-deferred and unremitted foreign earnings.

Liquidity and Capital Resources
Overview
Historically, our principal sources of funds have been cash on hand, cash flow from operations, and borrowings under our credit facilities.
We maintain a $450.0 million credit agreement comprising a $150.0 million Term Loan A and a $300.0 million revolving credit facility (collectively, the Credit Agreement). The Credit Agreement matures in 2021 (5-year term) and requires interest payments calculated, at our election and depending upon our Consolidated Leverage Ratio, at either a Base Rate plus an applicable margin (0.50% to 1.25%) or the LIBOR Rate plus an applicable margin (1.50% to 2.25%). The applicable rate during the six months ended April 30, 2018 was LIBOR + 2.00%. In addition to the Consolidated Leverage Ratio covenant, we are required to meet a Consolidated Fixed Charge Coverage Ratio covenant, and there are limitations on certain transactions including our ability to incur indebtedness, incur liens, dispose of material assets, acquire businesses, make restricted payments and pay dividends (limited to $10.0 million per year). We are amortizing deferred financing fees of $1.8 million straight-line over the remaining term of the facility.
As of April 30, 2018, we had $10.1 million of cash and equivalents, $210.3 million outstanding under the Credit Agreement, $5.3 million of outstanding letters of credit and $18.6 million outstanding under capital leases. We had $215.7 million available for use under the Credit Agreement at April 30, 2018.
We repatriated $2.5 million of foreign cash in the first half of fiscal 2018. We expect to repatriate excess cash moving forward and utilize the funds to retire debt or meet current working capital needs.
Analysis of Cash Flow
The following table summarizes our cash flow results for the six months ended April 30, 2018 and 2017:

	Six Months Ended
	April 30,
	2018	2017
	(In millions)
Cash provided by operating activities	$21.6	$16.7
Cash used for investing activities	$(15.0)	$(25.5)
Cash used for financing activities	$(13.9)	$(2.1)
Operating Activities. Cash provided by operating activities for the six months ended April 30, 2018 increased by approximately $4.9 million compared to the six months ended April 30, 2017. Cash receipts were impacted favorably by higher net income and lower incentive accrual payments in December 2018 compared to the prior year, due to financial performance and the timing of volume discount payments to customers. In addition, our inventory levels are down year-over-year, as we invested more in an inventory build in 2017 than in 2018.
Investing Activities. Cash used for investing activities decreased $10.5 million when comparing the six months ended April 30, 2018 to the same period in 2017. In 2017, we paid $8.5 million related to the HLP acquisition earn-out, with no corresponding cash payment in 2018. Our investment in capital expenditures declined by $2.3 million for the six months ended April 30, 2018 compared to the same period in 2017, which was offset by a decline in proceeds from the sale of capital assets during these periods.
Financing Activities. Cash used for financing activities was $13.9 million for the six months ended April 30, 2018, primarily attributable to $12.9 million of net repayments of debt, dividends paid to our shareholders of $2.8 million, and $0.7 million of cash paid for payroll taxes related to stock based compensation, partially offset by $2.6 million of proceeds received from stock option exercises. For the six months ended April 30, 2017, cash used for financing activities was $2.1 million, primarily attributable to dividends paid to our shareholders of $2.7 million and for payroll taxes related to stock based compensation of $1.0 million, partially offset by $1.7 million of proceeds received from stock option exercises.
Liquidity Requirements
Our strategy for deploying cash is to invest in organic growth opportunities, develop our infrastructure, make strategic acquisitions and pay cash dividends to our shareholders. We have historically invested cash and cash equivalents in commercial paper with terms of three months or less. To the extent we have excess cash which has not been applied to reduce our outstanding borrowings under our credit facilities, we intend to remain in commercial paper, highly-rated money market funds, financial institutions and treasuries following a prudent investment philosophy. From time to time, to prepare for potential disruption in the money markets, we may temporarily move funds into operating bank accounts of highly-rated financial institutions to meet on-going operational liquidity requirements. We did not have any investments during the six months ended April 30, 2018 and 2017. We maintain cash balances in foreign countries which total $6.6 million as of April 30, 2018. During the six months ended April 30, 2018, we repatriated $2.5 million of foreign earnings from our insulating spacer division in the United Kingdom. We utilize cash flow from HLP to fund the operation in the United Kingdom, and to repay a note arrangement implemented as part of the capitalization of the acquisition.
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
For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended October 31, 2017. Our critical accounting policies and estimates have not changed materially during the six months ended April 30, 2018.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This guidance prescribes a methodology to determine when revenue is recognizable and constitutes a principles-based approach to revenue recognition based on the consideration to which the entity expects to be entitled in exchange for goods or services.  In addition, this guidance requires additional disclosure in the notes to the financial statements with regard to the methodology applied.  This pronouncement will essentially supersede and replace existing revenue recognition rules in U.S. GAAP, including industry-specific guidance.  We have reviewed our revenue streams and are currently in the process of evaluating all material contract types and costs that may be impacted by this amended guidance. We will adopt this guidance using the modified retrospective approach in the first quarter of 2019 with a cumulative adjustment to retained earnings.
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
Interest Rate Risk
Our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Based upon the balances of the variable rate debt at April 30, 2018, a hypothetical 1.0% increase or decrease in interest rates could result in approximately $2.1 million of additional pretax charges or credit to our operating results per year. This sensitivity is impacted by the amount of borrowings under our credit facilities, and amounts outstanding under finance leases at HLP.
Foreign Currency Rate Risk
Our international operations have exposure to foreign currency rate risks, primarily due to fluctuations in the Euro, the British Pound Sterling and the Canadian Dollar. From time to time, we enter into foreign exchange contracts associated with our operations to manage a portion of the foreign currency rate risk.
The notional and fair market values of these positions at April 30, 2018 and October 31, 2017, were as follows (in thousands):

		Notional as indicated		Fair Value in $
		April 30, 2018	October 31, 2017	April 30, 2018	October 31, 2017
Foreign currency derivatives:
Sell EUR, buy USD	EUR	$—	$1,271	$—	$24
Sell CAD, buy USD	CAD	124	320	—	1
Sell GBP, buy USD	GBP	196	75	5	—
Buy EUR, sell USD	EUR	12	—	—	—
Buy EUR, sell GBP	EUR	183	30	2	(1)
Buy USD, sell EUR	USD	17	—	—	—
At April 30, 2018 and October 31, 2017, we held foreign currency derivative contracts hedging cross-border intercompany and commercial activity for our insulating glass spacer business. Although these derivatives hedge our exposure to fluctuations in foreign currency rates, we do not apply hedge accounting and therefore, the change in the fair value of these foreign currency derivatives is recorded directly to other income and expense in the accompanying condensed consolidated statements of income (loss). To the extent the gain or loss on the derivative instrument offsets the gain or loss from the re-measurement of the underlying foreign currency balance, changes in exchange rates should have no effect. See Note 10, "Derivative Instruments," to the accompanying unaudited condensed consolidated financial statements contained elsewhere herein.
We currently have an unhedged foreign currency position associated with the debt borrowed to facilitate the HLP acquisition. We are evaluating our options with regard to hedging our exposure. For the three and six months ended April 30, 2018, we recorded unrealized losses of $0.1 million and unrealized gains of $0.2 million, respectively, and an unrealized gains of $0.3 million and $0.6 million, respectively, for the comparable prior year periods associated with this foreign currency exposure.
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
Similarly, Woodcraft includes a surcharge provision in the majority of its customer contracts to insulate against significant fluctuations in the price for various hardwood products used as the primary raw material for kitchen and bathroom cabinet doors and components. We are exposed to short-term volatility in wood prices due to a lag in the timing of price updates which generally are updated quarterly, though contractual mechanics could delay changes from taking effect beyond three months.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (1934 Act) as of April 30, 2018. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2018, the disclosure controls and procedures are effective.
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

QUANEX BUILDING PRODUCTS CORPORATION

Date:	June 5, 2018	/s/ Brent L. Korb
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