Form 10-Q
period 2018-07-31
Quanex Building Products CORP
filed 2018-09-07
CIK 1423221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________
FORM 10-Q
 ________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2018
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 4, 2018
Common Stock, par value $0.01 per share	35,164,811

QUANEX BUILDING PRODUCTS CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 31, 2018	October 31, 2017
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$12,400	$17,455
Accounts receivable, net of allowance for doubtful accounts of $447 and $333	80,236	79,411
Inventories, net (Note 2)	87,105	87,529
Prepaid and other current assets	8,636	7,406
Total current assets	188,377	191,801
Property, plant and equipment, net of accumulated depreciation of $283,811 and $264,047	205,304	211,131
Goodwill (Note 3)	221,587	222,194
Intangible assets, net (Note 3)	127,071	139,778
Other assets	9,184	8,975
Total assets	$751,523	$773,879
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$44,871	$44,150
Accrued liabilities	31,693	38,871
Income taxes payable (Note 7)	2,405	2,192
Current maturities of long-term debt (Note 4)	16,120	21,242
Total current liabilities	95,089	106,455
Long-term debt (Note 4)	193,654	218,184
Deferred pension and postretirement benefits (Note 6)	6,612	4,433
Deferred income taxes (Note 7)	16,765	21,960
Other liabilities	15,640	16,000
Total liabilities	327,760	367,032
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, no par value, shares authorized 1,000,000; issued and outstanding - none	—	—
Common stock, $0.01 par value, shares authorized 125,000,000; issued 37,433,817 and 37,508,877, respectively; outstanding 35,139,713 and 34,838,134, respectively	374	375
Additional paid-in-capital	253,806	255,719
Retained earnings	240,025	225,704
Accumulated other comprehensive loss	(27,601)	(25,076)
Less: Treasury stock at cost, 2,294,104 and 2,670,743 shares, respectively	(42,841)	(49,875)
Total stockholders’ equity	423,763	406,847
Total liabilities and stockholders' equity	$751,523	$773,879
The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2018	2017	2018	2017
	(In thousands, except per share amounts)
Net sales	$239,821	$229,367	$645,699	$634,406
Cost and expenses:
Cost of sales (excluding depreciation and amortization)	185,610	176,758	508,791	494,647
Selling, general and administrative	24,190	20,478	72,049	74,839
Restructuring charges	243	864	851	3,083
Depreciation and amortization	12,691	13,915	39,274	43,701
Operating income	17,087	17,352	24,734	18,136
Non-operating (expense) income:
Interest expense	(2,641)	(2,575)	(7,584)	(7,126)
Other, net	(62)	46	150	572
Income before income taxes	14,384	14,823	17,300	11,582
Income tax (expense) benefit	(3,631)	(4,608)	2,536	(3,631)
Net income	$10,753	$10,215	$19,836	$7,951

Basic income per common share	$0.31	$0.30	$0.57	$0.23

Diluted income per common share:	$0.31	$0.29	$0.56	$0.23

Weighted-average common shares outstanding:
Basic	34,840	34,224	34,766	34,141
Diluted	35,120	34,924	35,125	34,771

Cash dividends per share	$0.04	$0.04	$0.12	$0.12

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2018	2017	2018	2017
	(In thousands)
Net income	$10,753	$10,215	$19,836	$7,951
Other comprehensive (loss) income:
Foreign currency translation adjustments (loss) gain	(7,650)	4,698	(1,828)	11,274
Change in pension from net unamortized gain tax (expense)	—	—	(697)	—
Other comprehensive (loss) income	(7,650)	4,698	(2,525)	11,274
Comprehensive income	$3,103	$14,913	$17,311	$19,225

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Nine Months Ended
	July 31,
	2018	2017
	(In thousands)
Operating activities:
Net income	$19,836	$7,951
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	39,274	43,701
Stock-based compensation	1,002	4,305
Deferred income tax	(5,788)	(1,847)
Other, net	404	1,136
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(1,247)	6,923
Decrease (increase) in inventory	310	(8,576)
Increase in other current assets	(1,242)	(379)
Increase (decrease) in accounts payable	1,161	(3,145)
Decrease in accrued liabilities	(7,565)	(11,327)
Increase in income taxes payable	231	4,349
Increase in deferred pension and postretirement benefits	2,179	2,537
Increase in other long-term liabilities	210	1,226
Other, net	(312)	(389)
Cash provided by operating activities	48,453	46,465
Investing activities:
Acquisitions, net of cash acquired	—	(8,497)
Capital expenditures	(21,098)	(27,098)
Proceeds from disposition of capital assets	260	1,232
Cash used for investing activities	(20,838)	(34,363)
Financing activities:
Borrowings under credit facilities	33,500	53,500
Repayments of credit facility borrowings	(62,750)	(74,125)
Repayments of other long-term debt	(1,394)	(2,240)
Common stock dividends paid	(4,202)	(4,127)
Issuance of common stock	3,767	6,379
Payroll tax paid to settle shares forfeited upon vesting of stock	(960)	(976)
Cash used for financing activities	(32,039)	(21,589)
Effect of exchange rate changes on cash and cash equivalents	(631)	(248)
Decrease in cash and cash equivalents	(5,055)	(9,735)
Cash and cash equivalents at beginning of period	17,455	25,526
Cash and cash equivalents at end of period	$12,400	$15,791
The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

Nine Months Ended July 31, 2018	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	(In thousands, no per share amounts shown except in verbiage)
Balance at October 31, 2017	$375	$255,719	$225,704	$(25,076)	$(49,875)	$406,847
Net income	—	—	19,836	—	—	19,836
Foreign currency translation adjustment	—	—	—	(1,828)	—	(1,828)
Common dividends ($0.12 per share)	—	—	(4,202)	—	—	(4,202)
Change in pension from net unamortized gain tax (expense)	—	—	—	(697)	—	(697)
Stock-based compensation activity:
Expense related to stock-based compensation	—	1,002	—	—	—	1,002
Stock options exercised	—	(149)	(1,274)	—	5,190	3,767
Restricted stock awards granted	—	(1,371)	—	—	1,371	—
Performance share awards vested	—	(473)	—	—	473	—
Other	(1)	(922)	(39)	—	—	(962)
Balance at July 31, 2018	$374	$253,806	$240,025	$(27,601)	$(42,841)	$423,763

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
We closed a kitchen and bathroom cabinet door business in Mexico in October 2016 and another plant in Lansing, Kansas in September 2017. We closed two United States vinyl operations plants in November 2016 and January 2017. Pursuant to these restructuring efforts, we expensed $0.2 million and $0.9 million during the three and nine months ended July 31, 2018 respectively, and $0.9 million and $3.1 million, respectively, for the comparable prior year periods. Our facility lease obligations were deemed to be at fair market value and we have not yet negotiated exit from our remaining lease obligations at two of these facilities. We expect to continue to incur costs related to these operating leases and other costs associated with these restructuring efforts during fiscal 2018.
In 2017, we evaluated the remaining depreciable lives of property, plant and equipment that will be abandoned or otherwise disposed as of the plant closures and recorded a change in estimate associated with the remaining useful lives of these assets. We

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

recorded accelerated depreciation of $1.0 million and $3.9 million related to this change in estimate for the three and nine months ended July 31, 2017, respectively. In addition, we evaluated the remaining service lives of intangible assets with defined lives associated with our United States vinyl extrusion business and recorded a change in estimate associated with the remaining useful lives of a customer relationship intangible and a utility process intangible asset which resulted in an increase in amortization expense of $0.3 million and $1.6 million for the three and nine months ended July 31, 2017, respectively. We do not expect to incur incremental depreciation and amortization expense in fiscal 2018 associated with these restructuring efforts.
Acquisitions
As more fully described in our Annual Report on Form 10-K for the year ended October 31, 2017, on November 7, 2016, we paid $8.5 million pursuant to an earn-out provision for the acquisition of HLP. We have included this earn-out payment under the caption "Acquisitions, net of cash acquired" in the accompanying cash flow statement for the nine months ended July 31, 2017.
Related Parties
We are party to operating leases associated with HLP for which a former owner, who is now our employee, has an ownership interest. These leases include our primary operating facilities, a finished goods warehouse, a mixing plant, and a manufacturing facility. The lease for the manufacturing facility which has a 20-year term began in 2007, the lease for the manufacturing facility which has a 15-year term began in 2012, the lease for the mixing plant has a 13.5-year term which began in 2013, and the lease for the warehouse has a 20-year life which began in 2017. We have recorded rent expense pursuant to these agreements of approximately $0.8 million and $1.9 million, for the three and nine months ended July 31, 2018, respectively and $0.3 million and $0.9 million, respectively, for the comparable prior year periods. Commitments under these lease arrangements are included in our operating and capital lease commitments as disclosed in our Annual Report on Form 10-K for the year ended October 31, 2017.
2. Inventories
Inventories consisted of the following at July 31, 2018 and October 31, 2017:

	July 31, 2018	October 31, 2017
	(In thousands)
Raw materials	$50,564	$50,472
Finished goods and work in process	40,615	40,087
Supplies and other	1,846	2,655
Total	93,025	93,214
Less: Inventory reserves	5,920	5,685
Inventories, net	$87,105	$87,529
Fixed costs related to excess manufacturing capacity, if any, have been expensed in the period they were incurred and, therefore, are not capitalized into inventory.
Our inventories at July 31, 2018 and October 31, 2017 were valued using the following costing methods:

	July 31, 2018	October 31, 2017
	(In thousands)
LIFO	$5,389	$4,444
FIFO	81,716	83,085
Total	$87,105	$87,529
During interim periods, we estimate a LIFO reserve based on our expectations of year-end inventory levels and costs. If our calculations indicate that an adjustment at year-end will be required, we may record a proportionate share of this amount during the period. At year-end, we calculate the actual LIFO reserve and record an adjustment for the difference between the annual calculation and any estimates recognized during the interim periods.  Because the interim projections are subject to many factors beyond our control, the results could differ significantly from the year-end LIFO calculation. We did not record an interim LIFO reserve adjustment for the nine months ended July 31, 2018 and 2017.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

For inventories valued under the LIFO method, replacement cost exceeded the LIFO value by approximately $1.1 million at July 31, 2018 and October 31, 2017.
3. Goodwill and Intangible Assets
Goodwill
The change in the carrying amount of goodwill for the nine months ended July 31, 2018 was as follows:

Nine Months Ended
July 31, 2018
(In thousands)
Beginning balance as of November 1, 2017	$222,194
Foreign currency translation adjustment	(607)
Balance as of the end of the period	$221,587
At our last annual test date, August 31, 2017, we evaluated the recoverability of goodwill at each of our five reportable units with goodwill balances and determined that our goodwill was not impaired.  For the reporting unit included in our NA Cabinet Components operating segment, we performed the first step of the goodwill impairment test at March 31, 2018, as our annual long-range planning effort produced lower forecasted results compared to the prior year’s process, a potential indicator of impairment.  We determined the fair value of this reporting unit exceeded its carrying value by approximately 4.5% as of March 31, 2018, a reduction from the 5.2% cushion at our August 31, 2017 testing date.  As of July 31, 2018, there were no further indicators of impairment. Should our actual results for our NA Cabinet Components operating segment be lower than expected in the future, the corresponding goodwill could become impaired and the impairment could be material. The goodwill impairment testing process is more fully described in our Annual Report on Form 10-K for the year ended October 31, 2017. For a summary of the change in the carrying amount of goodwill by segment, see Note 13, "Segment Information", included herewith.
Identifiable Intangible Assets
Amortizable intangible assets consisted of the following as of July 31, 2018 and October 31, 2017:

	July 31, 2018		October 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Customer relationships	$154,768	$56,744	$155,230	$48,479
Trademarks and trade names	55,912	31,972	56,058	29,509
Patents and other technology	22,304	17,197	22,624	16,146
Total	$232,984	$105,913	$233,912	$94,134

Pursuant to a change in estimate with regard to the remaining service lives of certain intangible assets, we recorded incremental amortization expense of $0.3 million and $1.6 million for the three and nine months ended July 31, 2017. See additional disclosure at Note 1, "Nature of Operations, Basis of Presentation and Significant Accounting Policies - Restructuring."
During the nine months ended July 31, 2018, we retired identifiable intangible assets of $0.3 million related to patents and other technology.
We had aggregate amortization expense related to intangible assets for the three and nine months ended July 31, 2018 of $4.0 million and $12.2 million, respectively, and $4.4 million and $14.3 million, respectively, for the comparable prior year periods.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Estimated remaining amortization expense, based on current intangible balances, for each of the fiscal years ending October 31, is as follows (in thousands):

Estimated Amortization Expense
2018 (remaining three months)	$3,993
2019	15,361
2020	14,304
2021	12,583
2022	11,959
Thereafter	68,871
Total	$127,071

4. Debt and Capital Lease Obligations
Debt consisted of the following at July 31, 2018 and October 31, 2017:

	July 31, 2018	October 31, 2017
	(In thousands)
Revolving Credit Facility	$66,000	$84,000
Term Loan A	127,500	138,750
Capital lease obligations and other	17,945	18,764
Unamortized deferred financing fees	(1,671)	(2,088)
Total debt	$209,774	$239,426
Less: Current maturities of long-term debt	16,120	21,242
Long-term debt	$193,654	$218,184
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
In addition to maintaining these financial covenants, the Credit Agreement also limits our ability to enter into certain business transactions, such as to incur indebtedness or liens, to acquire businesses or dispose of material assets, make restricted payments, pay dividends and other transactions as further defined in the Credit Agreement. Substantially all of our domestic assets, with the exception of real property, are utilized as collateral for the Credit Agreement.
As of July 31, 2018, we had $193.5 million of borrowings outstanding under the Credit Agreement (reduced by unamortized debt issuance costs of $1.7 million), $5.3 million of outstanding letters of credit and $17.9 million outstanding primarily under capital leases. We had $228.6 million available for use under the Credit Agreement at July 31, 2018. Outstanding borrowings under the Credit Agreement accrue interest at 4.08% per annum. Our weighted average borrowing rate for borrowings outstanding during the nine months ended July 31, 2018 and 2017 was 3.70% and 2.87%, respectively. We were in compliance with our debt covenants as of July 31, 2018.
Other Debt Instruments
Historically, we have maintained certain capital lease obligations related to equipment purchases. On February 20, 2017, we entered into a capital lease for warehouse space at HLP with a related-party company that is owned by our employee, the former owner of HLP. This new warehouse was anticipated at the time of the HLP acquisition in June 2015, and the lease was negotiated at arms-length. The lease accrues interest at 3.57% per annum, and extends for a twenty-year period through the year 2036. We recorded the leased asset at inception at fair value of $16.6 million and recorded a corresponding liability for our obligation under this lease. We are recognizing interest expense using the effective interest method over the term. Our cash commitments under this lease are £0.9 million per year for an aggregate of £17.8 million (or approximately $23.4 million). The cost and accumulated depreciation of property, plant and equipment under all outstanding capital leases at July 31, 2018 was $22.9 million and $3.2 million, respectively, including $16.8 million and $1.3 million, respectively, related to the HLP warehouse lease. Our total obligations under capital leases and other total $17.9 million at July 31, 2018, of which $1.6 million is classified in the current portion of long-term debt and $16.3 million is classified as long-term debt on the accompanying unaudited condensed consolidated balance sheet. These obligations accrue interest at an average rate of 3.59%, and extend through the year 2036.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Retirement Plans
Pension Plan
Our non-contributory, single employer defined benefit pension plan covers a majority of our employees in the United States excluding employees of recent acquisitions. Employees of acquired companies may be covered after a transitional period. The net periodic pension cost for this plan for the three and nine months ended July 31, 2018 and 2017 was as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2018	2017	2018	2017
	(In thousands)
Service cost	$960	$949	$2,932	$2,845
Interest cost	279	215	847	642
Expected return on plan assets	(543)	(466)	(1,630)	(1,397)
Amortization of net loss	7	144	49	430
Net periodic benefit cost	$703	$842	$2,198	$2,520
During 2017, we contributed $3.6 million to fund our plan, and we expect to make a contribution to our plan in September 2018 of approximately $0.8 million, which is in line with our policy to make the minimum annual contributions required while maintaining 100% percent funding.
Other Plans
We also have a supplemental benefit plan covering certain executive officers and key employees and a non-qualified deferred compensation plan covering members of the Board of Directors and certain key employees. As of July 31, 2018 and October 31, 2017, our liability under the supplemental benefit plan was approximately $3.9 million and $3.4 million, respectively. The liability associated with the deferred compensation plan was approximately $3.8 million and $4.0 million as of July 31, 2018 and October 31, 2017, respectively. We record the current portion of liabilities associated with these plans under the caption "Accrued Liabilities," and the long-term portion under the caption "Other Liabilities" in the accompanying condensed consolidated balance sheets.
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
A reconciliation of the activity related to our accrued warranty, including both the current and long-term portions (reported in accrued liabilities and other liabilities, respectively, on the accompanying condensed consolidated balance sheet) follows:

Nine Months Ended
July 31, 2018
(In thousands)
Beginning balance as of November 1, 2017	$323
Change in accrual for preexisting warranties	(11)
Warranty costs paid	(15)
Total accrued warranty as of the end of the period	$297
Less: Current portion of accrued warranty	143
Long-term portion of accrued warranty	$154

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Income Taxes
To determine our income tax expense or benefit for interim periods, consistent with accounting standards, we apply the estimated annual effective income tax rate to year-to-date results. Our estimated annual effective tax rates for the nine months ended July 31, 2018 and 2017 were 23.7% and 31.4%, respectively, excluding discrete items. The change in the annual rate was due largely to the effect of the Tax Cuts and Jobs Act (the Act) which was signed into law on December 22, 2017.
The Act reduced our federal income tax statutory rate from 35.0% to 23.3% for the fiscal year ending October 31, 2018. Discrete items contributing to the income tax benefit for the nine months ended July 31, 2018 included $7.7 million for the re-measurement of our deferred income tax assets and liabilities due to the decrease in the federal corporate income tax rate, a benefit of $0.2 million for the true up of our accruals and related deferred taxes from prior year filings and settled tax audits, and a charge of $0.1 million related to the vesting or exercise of equity-based compensation awards, partially offset by a tax expense of $1.2 million for the one-time mandatory transition tax on deemed repatriation of previously tax-deferred and unremitted foreign earnings.
The following table reconciles our effective income tax benefit rate to the federal statutory rate of 23.3% and 35.0% for the nine months ended July 31, 2018 and 2017, respectively:

	Nine months ended July 31,
	2018	2017
United States tax at statutory rate	23.3%	35.0%
State and local income tax	2.8	1.5
Non-United States income tax	(0.7)	(7.8)
Other permanent differences	(1.8)	1.9
Deferred rate impact of enactment of tax reform	(44.9)	—
Tax impact of stock based compensation	0.8	—
Impact of deemed repatriation	7.1	—
Return to actual adjustments	(1.3)	0.8
Effective tax benefit rate	(14.7)%	31.4%
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
As of July 31, 2018, we have not completed the accounting for the tax effects of the Act. However, we have made an initial assessment of the Act and recorded a discrete benefit of $6.5 million during the nine months ended July 31, 2018. We believe that our assessment of the re-measurement of our deferred income tax assets and liabilities to be complete, while we consider our tax expense related to the one-time mandatory transition tax on deemed repatriation of previously tax-deferred and unremitted foreign earnings and our tax benefit of stock based compensation to be provisional. At this time, our estimate does not reflect changes in current interpretations of compensation deduction limitations, effects of any state tax law changes and uncertainties regarding interpretations that may arise as a result of federal tax reform. Any additional impact of the enactment of the Act will be recorded as they are identified during the one-year measurement period provided for in SAB 118.
In light of the Act, we repatriated $2.8 million of excess cash from our insulating glass spacer division in the United Kingdom during the nine months ended July 31, 2018. This was repatriation of excess cash that was a portion of the one-time mandatory transition tax discussed above. We will continue to evaluate our foreign cash position and may repatriate additional foreign earnings in the future. With the exception of the one-time mandatory transition tax on deemed repatriation of previously tax-deferred and

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

unremitted foreign earnings, we do not anticipate any material tax impact from any potential repatriation of previously unremitted foreign earnings.
As of July 31, 2018, our liability for uncertain tax positions (UTP) of $0.6 million relates to certain state tax items regarding the interpretation of tax laws and regulations. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. The final outcome of the future tax consequences of legal proceedings, if any, as well as the outcome of competent authority proceedings, changes in regulatory tax laws, or interpretation of those tax laws could impact our financial statements. We are subject to the effect of these matters occurring in various jurisdictions. The disallowance of the UTP would not materially affect the annual effective tax rate. We do not believe any of the UTP at July 31, 2018 will be recognized within the next twelve months.
We evaluate the likelihood of realization of our deferred tax assets by considering both positive and negative evidence. We believe there is no need for a valuation allowance of the federal net operating losses. We will continue to evaluate our position throughout the year. We maintain a valuation allowance for certain state net operating losses which totaled $1.3 million at July 31, 2018.
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
We have been and are currently party to multiple claims, some of which are in litigation, relating to alleged defects in a commercial sealant product that was manufactured and sold during the 2000's. During the nine months ended July 31, 2018 and 2017, our insurance carrier reimbursed fees and expenses originally incurred as part of our defense of these various commercial sealant claims totaling $0.5 million and $2.0 million, respectively. While we believe that our product was not defective and that we would prevail in these commercial sealant product claims if taken to trial, the timing, ultimate resolution and potential impact of these claims is not currently determinable. Nevertheless, after taking into account all currently available information, including our defenses, the advice of our counsel, and the extent and currently-expected availability of our existing insurance coverage, we believe that the eventual outcome of these commercial sealant claims will not have a material adverse effect on our overall financial condition, results of operations or cash flows, and we have not recorded any accrual with regard to these claims.

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
We have not designated any of our derivative contracts as hedges for accounting purposes in accordance with the provisions under the Accounting Standards Codification Topic 815 "Derivatives and Hedging" (ASC 815). Therefore, changes in the fair value of these contracts and the realized gains and losses are recorded in the unaudited condensed consolidated statements of income (loss) for the three and six months ended July 31, 2018 and 2017 as follows (in thousands):

		Three Months Ended		Nine Months Ended
		July 31,		July 31,
Location of gains (losses):		2018	2017	2018	2017
Other, net	Foreign currency derivatives	$11	$(323)	$(18)	$(213)
We have chosen not to offset any of our derivative instruments in accordance with the provisions of ASC 815. Therefore, the assets and liabilities are presented on a gross basis on the accompanying condensed consolidated balance sheets. Less than $0.1 million of fair value related to foreign currency derivatives was included in prepaid and other current assets as of October 31, 2017. Less than $0.1 million of fair value related to foreign currency derivatives was included in accrued liabilities as of July 31, 2018 and October 31, 2017.
The following table summarizes the notional amounts and fair value of outstanding derivative contracts at July 31, 2018 and October 31, 2017 (in thousands):

		Notional as indicated		Fair Value in $
		July 31, 2018	October 31, 2017	July 31, 2018	October 31, 2017
Foreign currency derivatives:
Sell EUR, buy USD	EUR	$138	$1,271	$—	$24
Sell CAD, buy USD	CAD	314	320	(1)	1
Sell GBP, buy USD	GBP	123	75	—	—
Buy EUR, sell GBP	EUR	48	30	—	(1)
Buy USD, sell EUR	USD	17	—	—	—
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
As of July 31, 2018 and October 31, 2017, foreign currency derivatives were the only instruments being measured on a recurring basis. Less than $0.1 million of foreign currency derivatives were included in total liabilities as of July 31, 2018 and less than $0.1 million of foreign currency derivatives were included in total assets and total liabilities as of October 31, 2017. All of our derivative contracts are valued using quoted market prices from brokers or exchanges and are classified within Level 2 of the fair value hierarchy.
We have recorded land totaling approximately $2.4 million at fair value on a non-recurring basis which is classified as a Level 3 measurement as of July 31, 2018 and October 31, 2017. The fair value was based on broker opinions received during the fourth fiscal quarter of the year ended October 31, 2017.
Carrying amounts reported on the balance sheet for cash, cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. Our outstanding debt is variable rate debt that re-prices frequently, thereby limiting our exposure to significant change in interest rate risk. As a result, the fair value of our debt instruments approximates carrying value at July 31, 2018, and October 31, 2017 (Level 3 measurement).
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of non-vested restricted stock awards activity during the nine months ended July 31, 2018 is presented below:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value per Share
Non-vested at October 31, 2017	284,300	$19.66
Granted	73,400	20.70
Cancelled	(28,700)	19.66
Vested	(111,800)	20.16
Non-vested at July 31, 2018	217,200	$19.76
The total weighted average grant-date fair value of restricted stock awards that vested during each of the nine month periods ended July 31, 2018 and 2017 was $2.3 million and $1.3 million, respectively. As of July 31, 2018, total unrecognized compensation cost related to unamortized restricted stock awards was $1.9 million. We expect to recognize this expense over the remaining weighted average vesting period of 1.8 years.
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
The following table provides a summary of assumptions used to estimate the fair value of our stock options issued during the nine months ended July 31, 2017.

Nine Months Ended
April 30, 2017
Weighted-average expected volatility	34.7%
Weighted-average expected term (in years)	5.7
Risk-free interest rate	2.0%
Expected dividend yield over expected term	1.0%
Weighted average grant date fair value	$6.25

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes our stock option activity for the nine months ended July 31, 2018:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000s)
Outstanding at October 31, 2017	2,152,758	$17.44
Granted	—	—
Exercised	(277,899)	19.50
Forfeited/Expired	(67,084)	18.69
Outstanding at July 31, 2018	1,807,775	$18.00	4.9	$1,760
Vested or expected to vest at July 31, 2018	1,807,775	$18.00	4.9	$1,760
Exercisable at July 31, 2018	1,543,965	$17.76	4.4	$1,759
Intrinsic value is the amount by which the market price of the common stock on the date of exercise exceeds the exercise price of the stock option. The total intrinsic value of stock options exercised during the nine months ended July 31, 2018 and 2017 was $2.0 million and $2.5 million. The weighted-average grant date fair value of stock options that vested during the nine months ended July 31, 2018 and 2017 was $1.5 million and $1.8 million, respectively. As of July 31, 2018, total unrecognized compensation cost related to stock options was $0.4 million. We expect to recognize this expense over the remaining weighted average vesting period of 1.1 years.
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
As of July 31, 2018, there were no non-vested restricted stock units. During the nine month periods ended July 31, 2018 and 2017, non-employee directors received 18,050 and 24,560 restricted stock units, respectively, at a grant date fair value of $21.85 per share and $15.65 per share, respectively, which vested immediately. During the nine month periods ended July 31, 2018 and 2017, there were no payments to settle restricted stock units.
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
The following table summarizes our performance share grants and the grant date fair value for the EPS and R-TSR performance metrics:

	Grant Date Fair Value
Grant Date	Shares Awarded	EPS	R-TSR	Shares Forfeited
December 2, 2015	158,100	$19.31	$23.72	18,936
January 25, 2016	4,300	17.46	26.65	—
November 30, 2016	186,500	19.45	26.61	17,940
December 7, 2017	146,500	$20.70	$21.81	10,848
On December 3, 2017, 123,600 shares vested pursuant to the December 2014 grant, resulting in the issuance of 25,340 shares of common stock and a cash payment of $0.6 million. The November 2016 and December 2017 grants include a return on invested capital (ROIC) metric which, if achieved, could enhance the number of shares that are ultimately issued but cannot exceed the maximum (200%). Due to the uncertainty with regard to achieving this metric, no value has been assigned. In the event and at such time the metric is deemed achievable, compensation expense will begin to be recognized through the remaining vesting period. During the three months ended July 31, 2018, we recorded compensation expense of $0.4 million related to the current portion of outstanding performance share grants which will vest in future years. During the nine months ended July 31, 2018, we recorded a decrease in compensation expense of $1.2 million, which reflects a decrease in the number of shares expected to vest in December 2018 associated with the December 2, 2015 performance share grant. During the three and nine months ended July 31, 2017, we recorded compensation expense of $1.0 million and $2.7 million related to our performance share awards.
Performance share awards are not considered outstanding shares and do not have voting rights, although dividends are accrued over the performance period and will be payable in cash based upon the number of performance shares ultimately earned.
The performance shares are excluded from the diluted weighted-average shares used to calculate earnings per share until the performance criteria is probable to result in the issuance of contingent shares. As of July 31, 2018, we have deemed no shares related to the December 2015 and January 2016 grants of performance shares as probable to vest.
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
On December 7, 2017, we awarded 78,200 performance restricted share units with a grant date fair value of $17.76 per share. During the nine months ended July 31, 2018, 5,789 of the performance restricted share units were forfeited. During the three and

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

nine months ended July 31, 2018, we recorded compensation expense of approximately $0.1 million and $0.2 million, respectively, related to our performance share restricted units.
Similar to performance shares, the performance restricted stock units are not considered outstanding shares, do not have voting rights, and are excluded from diluted weighted-average shares used to calculate earnings per share until the performance criteria is probable to result in the issuance of contingent shares.
Treasury Shares
We record treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Shares are generally issued from treasury stock at the time of grant of restricted stock awards, and upon the exercise of stock options and upon the vesting of performance shares and performance restricted stock units. On the subsequent issuance of treasury shares, we record proceeds in excess of cost as an increase in additional paid in capital. A deficiency of such proceeds relative to costs would be applied to reduce paid-in-capital associated with prior issuances to the extent available, with the remainder recorded as a charge to retained earnings. We recorded a charge to retained earnings of $1.3 million during the nine months ended July 31, 2018.
The following table summarizes the treasury stock activity during the nine months ended July 31, 2018:

Nine Months Ended
July 31, 2018
Beginning balance as of November 1, 2017	2,670,743
Restricted stock awards granted	(73,400)
Performance share awards vested	(25,340)
Stock options exercised	(277,899)
Balance at July 31, 2018	2,294,104
12. Other (Expense) Income
Other (expense) income, included under the caption "Other, net" on the accompanying condensed consolidated statements of income, consisted of the following for the three and nine months ended July 31, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2018	2017	2018	2017
	(In thousands)
Foreign currency transaction (losses) gains	$(90)	$362	$106	$727
Foreign currency derivative gains (losses)	11	(323)	(18)	(213)
Interest income	14	22	54	68
Other	3	(15)	8	(10)
Other, net	$(62)	$46	$150	$572

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. Segment Information
We present three reportable business segments in accordance with Topic 280-10-50, "Segment Reporting" (ASC 280): (1) North American Engineered Components segment (“NA Engineered Components”), comprising four operating segments primarily focused on the fenestration market in North America including vinyl profiles, insulating glass (IG) spacers, screens & other fenestration components; (2) European Engineered Components segment (“EU Engineered Components”), comprising our United Kingdom-based vinyl extrusion business, manufacturing vinyl profiles & conservatories, and the European insulating glass business manufacturing IG spacers; and (3) North American Cabinet Components segment (“NA Cabinet Components”), comprising solely the North American cabinet door and components business acquired in November 2015. We maintain an Unallocated Corporate & Other grouping which includes LIFO inventory adjustments, corporate office charges, and inter-segment eliminations, less an allocation of a portion of the general and administrative costs associated with the corporate office which have been allocated to the reportable business segments, based upon a relative measure of profitability, in order to more accurately reflect each reportable business segment's administrative cost. Certain costs are not allocated to the reportable operating segments, but remain in Unallocated Corporate & Other, including transaction expenses, stock-based compensation, long-term incentive awards based on the performance of our common stock and other factors, certain severance and legal costs not deemed to be allocable to all segments, depreciation of corporate assets, interest expense, other, net, income taxes and inter-segment eliminations. The accounting policies of our operating segments are the same as those used to prepare the accompanying condensed consolidated financial statements. Corporate general and administrative expense allocated during the three and nine month periods ended July 31, 2018 were $5.3 million and $15.3 million, respectively, and $4.6 million and $13.2 million, respectively, for the prior year comparable periods.
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
Segment information for the three and nine months ended July 31, 2018 and 2017, and total assets as of July 31, 2018 and October 31, 2017 are summarized in the following table (in thousands):

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	NA Eng. Comp.	EU Eng. Comp.	NA Cabinet Comp.	Unallocated Corp. & Other	Total
Three Months Ended July 31, 2018
Net sales	$133,397	$42,661	$65,114	$(1,351)	$239,821
Depreciation and amortization	6,741	2,352	3,432	166	12,691
Operating income (loss)	12,270	3,934	3,340	(2,457)	17,087
Capital expenditures	3,391	698	1,792	4	5,885
Three Months Ended July 31, 2017
Net sales	$126,446	$40,359	$63,839	$(1,277)	$229,367
Depreciation and amortization	7,899	2,391	3,491	134	13,915
Operating income (loss)	11,822	3,804	1,705	21	17,352
Capital expenditures	5,068	1,770	2,476	234	9,548
Nine Months Ended July 31, 2018
Net sales	$350,280	$115,481	$183,705	$(3,767)	$645,699
Depreciation and amortization	20,561	7,328	10,957	428	39,274
Operating income (loss)	19,442	7,674	665	(3,047)	24,734
Capital expenditures	10,855	4,562	5,563	118	21,098
Nine Months Ended July 31, 2017
Net sales	$343,694	$106,133	$188,359	$(3,780)	$634,406
Depreciation and amortization	26,377	6,753	10,160	411	43,701
Operating income (loss)	15,861	8,944	2,880	(9,549)	18,136
Capital expenditures	14,468	6,721	5,473	436	27,098
As of July 31, 2018
Total assets	$248,678	$216,132	$279,872	$6,841	$751,523
As of October 31, 2017
Total assets	$258,315	$219,622	$285,457	$10,485	$773,879
The following table summarizes the change in the carrying amount of goodwill by segment for the nine months ended July 31, 2018 (in thousands):

	NA Eng. Comp.	EU Eng. Comp.	NA Cabinet Comp.	Unallocated Corp. & Other	Total
Balance as of October 31, 2017	$38,712	$69,735	$113,747	$—	$222,194
Foreign currency translation adjustment	—	(607)	—	—	(607)
Balance as of July 31, 2018	$38,712	$69,128	$113,747	$—	$221,587
For further details of Goodwill, see Note 4, "Goodwill & Intangible Assets", located herewith.
We did not allocate non-operating loss or income tax benefit to the reportable segments. The following table reconciles operating loss as reported above to net income for the three and nine months ended July 31, 2018 and 2017:

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2018	2017	2018	2017
	(In thousands)
Operating income	$17,087	$17,352	$24,734	$18,136
Interest expense	(2,641)	(2,575)	(7,584)	(7,126)
Other, net	(62)	46	150	572
Income tax (expense) benefit	(3,631)	(4,608)	2,536	(3,631)
Net income	$10,753	$10,215	$19,836	$7,951
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
The following table summarizes our product sales for the three and nine months ended July 31, 2018 and 2017 into general groupings by segment to provide additional information to our shareholders.

	Three months ended		Nine Months Ended
	July 31,		July 31,
	2018	2017	2018	2017
	(In thousands)
NA Engineered Components:
United States - fenestration	$112,914	$107,193	$297,700	$289,231
International - fenestration	11,851	9,959	27,758	24,945
United States - non-fenestration	4,675	7,060	13,518	19,590
International - non-fenestration	3,957	2,234	11,304	9,928
	$133,397	$126,446	$350,280	$343,694
EU Engineered Components:
United States - fenestration	$—	$190	$—	$304
International - fenestration	34,881	35,087	97,597	94,528
International - non-fenestration	7,780	5,082	17,884	11,301
	$42,661	$40,359	$115,481	$106,133
NA Cabinet Components:
United States - fenestration	$3,650	$4,322	$10,500	$12,316
United States - non-fenestration	60,843	59,237	171,547	174,404
International - non-fenestration	621	280	1,658	1,639
	$65,114	$63,839	$183,705	$188,359
Unallocated Corporate & Other
Eliminations	$(1,351)	$(1,277)	$(3,767)	$(3,780)
	$(1,351)	$(1,277)	$(3,767)	$(3,780)
Net sales	$239,821	$229,367	$645,699	$634,406

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
Basic and diluted earnings per share for the each of the three and nine months ended July 31, 2018 and 2017 were calculated as follows (in thousands, except per share data):

	Three Months Ended July 31, 2018
	Net Income	Weighted Average Shares	Per Share
Basic earnings per common share	$10,753	34,840	$0.31
Effect of dilutive securities:
Stock options		171
Restricted stock awards		109
Diluted earnings per common share	$10,753	35,120	$0.31

	Three Months Ended July 31, 2017
	Net Income	Weighted Average Shares	Per Share
Basic earnings per common share	$10,215	34,224	$0.30
Effect of dilutive securities:
Stock options		495
Restricted stock awards		143
Performance shares		62
Diluted earnings per common share	$10,215	34,924	$0.29

	Nine Months Ended July 31, 2018
	Net Income	Weighted Average Shares	Per Share
Basic earnings per common share	$19,836	34,766	$0.57
Effect of dilutive securities:
Stock options		226
Restricted stock awards		133
Diluted earnings per common share	$19,836	35,125	$0.56

	Nine Months Ended July 31, 2017
	Net Income	Weighted Average Shares	Per Share
Basic earnings per common share	$7,951	34,141	$0.23
Effect of dilutive securities:
Stock options		440
Restricted stock awards		128
Performance shares		62
Diluted earnings per common share	$7,951	34,771	$0.23

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

We had common stock equivalents that were potentially dilutive in future earnings per share calculations of 1,015,946 and 972,606 for the three and nine months ended July 31, 2018, respectively, and 411,450 and 839,150, respectively, for the prior year comparable periods. Such dilution will be dependent on the excess of the market price of our stock over the exercise price and other components of the treasury stock method.
15. New Accounting Guidance
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842): Amendments to the Accounting Standards Codification. These amendments replace current guidance and require the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. The amendments apply to any entity that enters into leasing arrangements. This guidance becomes effective for fiscal years beginning after December 15, 2018, and, therefore, we will adopt this pronouncement in fiscal 2020. We are currently evaluating the impact of this pronouncement on our consolidated financial statements.
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
As of July 31, 2018, we have completed the evaluation of our revenue streams and have reviewed a sample of customer contracts that we believe fairly represent contract traits that could be accounted for differently under amended guidance. We have begun evaluating the potential impact of the new revenue standard on each of the selected contracts including: (i) estimating the contract consideration under the new standard, (ii) identifying the performance obligations within the customer contracts, (iii) calculating the anticipated allocation of contract consideration to each performance obligation, (iv) determining the timing of revenue recognition for each performance obligation, and (v) determining the classification of the contract revenue for disclosure purposes. Based on the contract reviews and evaluations performed to date, we do not currently anticipate any material impacts from implementing the amended guidance.
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

•
Cash flows related to excess tax benefits or deficiencies are included in net cash provided by operating activities rather than as a financing activity. We adopted this change retrospectively, which resulted in an increase to net cash provided by operating activities and a corresponding decrease to net cash provided by financing activities of less than $0.2 million for the nine months ended July 31, 2017;

•
Cash paid to taxing authorities when withholding shares from an employee’s vesting or exercise of equity-based compensation awards for tax-withholding purposes is to be classified as net cash used in financing activities rather than as an operating activity. We adopted this change retrospectively, which resulted in an increase to net cash provided by operating activities and a corresponding decrease to net cash provided by financing activities of $1.0 million for the nine months ended July 31, 2017;

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
16. Subsequent Events
On August 30, 2018, our Board of Directors approved a stock repurchase program that authorized the repurchase of up to $60.0 million worth of shares of our common stock. Repurchases under the new program will be made in open market transactions or privately negotiated transactions, subject to market conditions, applicable legal requirements and other relevant factors. The program does not have an expiration date or a limit on the number of shares that may be purchased.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes as of July 31, 2018, and for the three and nine months ended July 31, 2018 and 2017, included elsewhere herein. For additional information pertaining to our business, including risk factors which should be considered before investing in our common stock, refer to our Annual Report on Form 10-K for the fiscal year ended October 31, 2017.
Our Business
We manufacture components for original equipment manufacturers (OEMs) in the building products industry. These components can be categorized as window and door (fenestration) components and kitchen and bath cabinet components. Examples of fenestration components include (1) energy-efficient flexible insulating glass spacers, (2) extruded vinyl profiles, (3) window and door screens, and (4) precision-formed metal and wood products. We also manufacture cabinet doors and other components for OEMs in the kitchen and bathroom cabinet industry. In addition, we provide certain other non-fenestration components and products, which include solar panel sealants, trim moldings, vinyl decking, fencing, water retention barriers, and conservatory roof components. We use low-cost, short lead-time production processes and engineering expertise to provide our customers with specialized products for their specific window, door, and cabinet applications. We believe these capabilities provide us with unique competitive advantages. We serve a primary customer base in North America and the United Kingdom, and also serve customers in international markets through our operating plants in the United Kingdom and Germany, as well as through sales and marketing efforts in other countries.
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
In an effort to focus on protecting margins and improving cash flows, we implemented a strategy to reduce our sales volume with certain low-margin customers. During 2017, we rationalized capacity and closed two United States vinyl plants and two cabinet door plants, relocating assets to improve overall operational efficiency. Pursuant to these restructuring efforts, we expensed $0.2 million and $0.9 million during the three and nine months ended July 31, 2018 respectively, and $0.9 million and $3.1 million, respectively, for the comparable prior year periods. We recognized $1.3 million and $5.5 million of accelerated depreciation and amortization associated with related assets during the three and nine months ended July 31, 2017.
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
Recent Transactions and Events
On December 22, 2017, President Trump signed into law a sweeping tax reform bill which includes the following provisions which impact United States corporations: (1) reduction of the statutory federal corporate tax rate from 35% to 21%; (2) shifting to a territorial tax system in which foreign earnings could be repatriated through a 100% dividends received deduction; (3) imposing a one-time tax on un-repatriated earnings of 15.5% on cash and 8% on other assets; (4) doubling bonus depreciation to 100% for five years and allowing used property to qualify; (5) limiting net interest expense deductions to 30% of adjusted taxable income; (6) limiting NOL deductions to 80% of taxable income; and (7) repealing the corporate alternative minimum tax. We have made an initial assessment of this new tax law and recorded a discrete benefit of $6.5 million during the nine months ended July 31, 2018. We expect the effective tax rate for fiscal 2018 to be approximately 7%, or 24% excluding these discrete items.

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
Reports and forecasts from these sources indicate continued growth in the markets we serve. The NAHB has forecasted calendar-year housing starts (excluding manufactured units) to increase slightly through 2020. Ducker indicated that window shipments in the R&R market are expected to increase approximately 3% annually through 2020. Derived from reports published by Ducker, the overall growth in window shipments for the trailing twelve months ended March 31, 2018 was 3.8%. During this period, growth in new construction increased 5.5%, while growth in R&R activity increased 2.4%. Growth in new construction continues to outpace the growth in R&R. D&G Consulting forecasts an increase in housing in the United Kingdom through 2020. Catalina Research estimates residential semi-custom cabinet demand in the U.S. to grow between 4% to 6% annually through 2020.
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
Our business continues to be impacted by fluctuations in foreign exchange rates as the United States dollar has strengthened recently compared to other currencies where we have operations, including the United Kingdom.
Results of Operations
Three Months Ended July 31, 2018 Compared to Three Months Ended July 31, 2017

	Three Months Ended July 31,
	2018	2017	Change $	% Variance
	(Dollars in millions)
Net sales	$239.8	$229.4	$10.4	5%
Cost of sales (excluding depreciation and amortization)	185.6	176.7	8.9	(5)%
Selling, general and administrative	24.2	20.5	3.7	(18)%
Restructuring charges	0.2	0.9	(0.7)	78%
Depreciation and amortization	12.7	13.9	(1.2)	9%
Operating income	$17.1	$17.4	$(0.3)	(2)%
Interest expense	(2.6)	(2.6)	—	—%
Other, net	(0.1)	—	(0.1)	(100)%
Income tax expense	(3.6)	(4.6)	1.0	22%
Net income	$10.8	$10.2	$0.6	6%
Our period-over-period results by reportable segment follow.

Changes Related to Operating Income by Reportable Segment:
NA Engineered Components

	Three Months Ended July 31,
	2018	2017	$ Change	% Variance
	(Dollars in millions)
Net sales	$133.3	$126.5	$6.8	5%
Cost of sales (excluding depreciation and amortization)	101.0	94.2	6.8	(7)%
Selling, general and administrative	13.1	11.7	1.4	(12)%
Restructuring charges	0.2	0.8	(0.6)	75%
Depreciation and amortization	6.7	7.9	(1.2)	15%
Operating income	$12.3	$11.9	$0.4	3%
Operating income margin	9%	9%
Net Sales. Net sales increased $6.8 million, or 5%, for the three months ended July 31, 2018 compared to the same period in 2017. We experienced $8.9 million of revenue growth driven both by market growth and new volume for our insulating spacer and window components businesses and an increase of $2.8 million related to price and surcharges for commodities, primarily oil used in our insulating spacer business. These increases were partially offset by a $4.7 million volume decrease primarily driven by our strategy to shed lower margin business at our United States vinyl business resulting in the loss of a major customer during 2017, as well as the sale of our wood flooring business on October 31, 2017.
Cost of Sales. The cost of sales increased $6.8 million, or 7%, when comparing the three months ended July 31, 2018 to the same period in 2017. Cost of sales increased due to the corresponding increase in volume coupled with inflationary cost increases. A portion of the raw material increases are recovered through surcharges.
Selling, General and Administrative. Selling, general and administrative expenses increased $1.4 million when comparing the three months ended July 31, 2018 to the same period in 2017. This increase was due primarily to increases in higher incentive accruals and an increase in medical expense during the period.
Restructuring Charges. Restructuring charges of $0.2 million primarily relate to facility lease expenses related to two vinyl extrusion plants which were closed in November 2016 and January 2017 in the United States that have not been sublet or otherwise exited as of July 31, 2018.
Depreciation and Amortization. Depreciation and amortization expense decreased $1.2 million, or 15% when comparing the three months ended July 31, 2018 and 2017. The decrease reflects the impact of restructuring efforts in 2017 which included incremental depreciation of $1.0 million associated with an October 2016 change in estimate of the remaining service lives of assets displaced or abandoned, and accelerated amortization of $0.3 million related to a change in estimate for certain related intangible assets. The incremental depreciation expense associated with property, plant and equipment placed into service during the trailing twelve months ended July 31, 2018, was offset by the run-off of depreciation expense associated with existing assets and disposals during this period.
EU Engineered Components

	Three Months Ended July 31,
	2018	2017	$ Change	Variance %
	(Dollars in millions)
Net sales	$42.7	$40.4	$2.3	6%
Cost of sales (excluding depreciation and amortization)	30.8	29.0	1.8	(6)%
Selling, general and administrative	5.6	5.2	0.4	(8)%
Depreciation and amortization	2.4	2.4	—	—%
Operating income	$3.9	$3.8	$0.1	3%
Operating income margin	9%	9%
Net Sales. Net sales increased $2.3 million when comparing the three months ended July 31, 2018 to the same period in 2017. This increase reflects $2.3 million of volume increases, a $1.1 million favorable impact associated with changes in foreign exchange rates, and $0.7 million of base price increases, partially offset by $1.8 million due to the intentional shedding of some lower margin vinyl customers.
Cost of Sales. The cost of sales increased $1.8 million, or 6%, for the three months ended July 31, 2018 compared to the same period in 2017. Foreign currency contributed $0.8 million of the increase. The remaining increase was driven by increased volume, higher vinyl resin costs and notable silicone cost increases.
Selling, General and Administrative. Selling, general and administrative expense increased $0.4 million for the three months ended July 31, 2018 compared to the same period in 2017. The increase was primarily attributable to foreign currency exchange rate changes, and increased staffing costs at our U.K. vinyl business.
Depreciation and Amortization. Depreciation and amortization expense for the three months ended July 31, 2018 remained constant when compared to the same period in 2017. The run-off of depreciation and amortization expense associated with property, plant and equipment placed into service during the trailing twelve months ended July 31, 2018 were offset by the effect of changes in exchange rates.
NA Cabinet Components

	Three Months Ended July 31,
	2018	2017	$ Change	Variance %
	(Dollars in millions)
Net sales	$65.1	$63.8	$1.3	2%
Cost of sales (excluding depreciation and amortization)	54.8	54.5	0.3	(1)%
Selling, general and administrative	3.6	4.0	(0.4)	10%
Restructuring charges	—	0.1	(0.1)	100%
Depreciation and amortization	3.4	3.5	(0.1)	3%
Operating income	$3.3	$1.7	$1.6	94%
Operating income margin	5%	3%
Net Sales. Net sales increased $1.3 million, or 2%, for the three months ended July 31, 2018 compared to the same period in 2017. On a year-over-year basis, we experienced an increase of $4.0 million in price increases and raw material surcharges, partially offset by $2.4 million of market declines in existing business and a $0.2 million decrease in sales volume related to the closure of two facilities last year.
Cost of Sales. Cost of sales increased $0.3 million, or 1%, for the three months ended July 31, 2018 compared with the same period in 2017 due to higher raw material costs partially offset by lower volumes. Margins were favorably impacted by the price increases noted above offsetting the higher wood and material costs.
Selling, General and Administrative. Selling, general and administrative expense decreased $0.4 million for the three months ended July 31, 2018 compared to the same period in 2017, primarily due to decreases in incentive compensation expense.
Restructuring Charges. Restructuring charges of $0.1 million in the three months ended July 31, 2017 represent equipment moving and other related costs associated with the Mexican plant closure effected in October 2016.
Depreciation and Amortization. Depreciation and amortization expense decreased $0.1 million for the three months ended July 31, 2018 compared with the same period in 2017, reflecting the run-off of depreciation expense related to existing assets and disposals during the period.
Unallocated Corporate & Other

	Three Months Ended July 31,
	2018	2017	$ Change	Variance %
	(Dollars in millions)
Net sales	$(1.3)	$(1.3)	$—	—%
Cost of sales (excluding depreciation and amortization)	(1.0)	(1.0)	—	—%
Selling, general and administrative	1.9	(0.4)	2.3	(575)%
Depreciation and amortization	0.2	0.1	0.1	(100)%
Operating loss	$(2.4)	$—	$(2.4)	(100)%

Net Sales. Net sales for Unallocated Corporate & Other represents the elimination of inter-segment sales for the three months ended July 31, 2018 and 2017.
Cost of Sales. Cost of sales for Unallocated Corporate & Other consists of the elimination of inter-segment sales, profit in inventory, LIFO reserve adjustments and other costs.
Selling, General and Administrative. Selling, general and administrative expenses increased $2.3 million for the three months ended July 31, 2018 compared to the same period in 2017. Increases in professional and advisory fees during the period were offset by decreases in stock based compensation. The increase in professional fees relate to the absence of a $2.0 million reimbursement, which occurred during the three months ended July 31, 2017, from our insurance carrier for legal costs incurred to defend against claims of an alleged defect in a commercial sealant product, as described in Note 8, "Contingencies," to the accompanying unaudited condensed consolidated financial statements contained elsewhere herein.
Depreciation and Amortization. Depreciation and amortization expense increased $0.1 million for the three months ended July 31, 2018 compared to the same period in 2017. Relatively few new assets were placed in service at corporate during the trailing twelve months ended July 31, 2018.
Changes related to Non-Operating Items:
Interest Expense. Interest expense remained flat for the three months ended July 31, 2018 compared to the same period in 2017. Higher interest rates on our revolving credit facilities were offset by a lower average outstanding debt balance.
Other, net. The decrease in other, net of $0.1 million at July 31, 2018 compared to the same period in 2017 relates primarily to changes in net foreign exchange transaction losses.
Income Taxes. We recorded income tax expense of $3.6 million for the three months ended July 31, 2018, an effective rate of 25.2%, and income tax expense of $4.6 million for the three months ended July 31, 2017, an effective rate of 31.1%. The difference in the effective rates between these periods relates to the Tax Cuts and Jobs Act (the Act) which was signed into law on December 22, 2017. The act reduced our federal tax rate from 35% to 23.3% for the fiscal year ending October 31, 2018. The effective rate for the three months ended July 31, 2018 was further impacted by a discrete charge of $0.1 million related to the exercise of equity-based compensation awards, and the effective rate for the corresponding prior year period reflects a decrease in permanent items.
Nine Months Ended July 31, 2018 Compared to Nine Months Ended July 31, 2017

	Nine Months Ended July 31,
	2018	2017	Change $	% Variance
	(Dollars in millions)
Net sales	$645.7	$634.4	$11.3	2%
Cost of sales (excluding depreciation and amortization)	508.8	494.6	14.2	(3)%
Selling, general and administrative	72.1	74.8	(2.7)	4%
Restructuring charges	0.9	3.1	(2.2)	71%
Depreciation and amortization	39.2	43.8	(4.6)	11%
Operating income	$24.7	$18.1	$6.6	36%
Interest expense	(7.6)	(7.1)	(0.5)	(7)%
Other, net	0.2	0.6	(0.4)	67%
Income tax benefit (expense)	2.5	(3.6)	6.1	169%
Net income	$19.8	$8.0	$11.8	148%
Our period-over-period results by reportable segment follow.

Changes Related to Operating Income by Reportable Segment:
NA Engineered Components

	Nine Months Ended July 31,
	2018	2017	$ Change	% Variance
	(Dollars in millions)
Net sales	$350.3	$343.7	$6.6	2%
Cost of sales (excluding depreciation and amortization)	269.2	260.5	8.7	(3)%
Selling, general and administrative	40.4	38.7	1.7	(4)%
Restructuring charges	0.8	2.2	(1.4)	64%
Depreciation and amortization	20.6	26.4	(5.8)	22%
Operating income	$19.3	$15.9	$3.4	21%
Operating income margin	6%	5%
Net Sales. Net sales increased $6.6 million for the nine months ended July 31, 2018 compared to the same period in 2017. We experienced market growth of $20.8 million year-over-year across the core product sales and an increase in revenue of $4.8 million related to price and resin and oil based surcharges. This was offset by a $19.1 million decrease related to the US vinyl volume we shed and the divestiture of the wood flooring business.
Cost of Sales. The cost of sales increased $8.7 million, or 3%, when comparing the nine months ended July 31, 2018 to the same period in 2017. The largest drivers of the increase are inflationary increases from raw material, freight and labor costs.
Selling, General and Administrative. Selling, general and administrative expenses increased $1.7 million, or 4% when comparing the nine months ended July 31, 2018 to the same period in 2017. This increase was due primarily to increases in higher incentive accruals and an increase in medical expenses during the period.
Restructuring Charges. Restructuring charges of $0.8 million for the nine months ended July 31, 2018 primarily relate to facility lease expenses related to two U.S. vinyl extrusion plants which were closed in November 2016 and January 2017 and have not been sublet or otherwise exited as of July 31, 2018.
Depreciation and Amortization. Depreciation and amortization expense decreased $5.8 million, or 22% when comparing the three-month periods ended July 31, 2018 and 2017. The decrease reflects the impact of restructuring efforts in 2017 which included accelerated depreciation of $3.9 million and amortization of $1.6 million associated with an October 2016 change in estimate of the remaining service lives of select fixed and intangible assets. The incremental depreciation expense associated with property, plant and equipment placed into service during the trailing twelve months ended July 31, 2018, was more than offset by the run-off of depreciation expense associated with existing assets and disposals during this period.
EU Engineered Components

	Nine Months Ended July 31,
	2018	2017	$ Change	Variance %
	(Dollars in millions)
Net sales	$115.5	$106.1	$9.4	9%
Cost of sales (excluding depreciation and amortization)	83.2	75.3	7.9	(10)%
Selling, general and administrative	17.3	15.1	2.2	(15)%
Depreciation and amortization	7.3	6.8	0.5	(7)%
Operating income	$7.7	$8.9	$(1.2)	(13)%
Operating income margin	7%	8%
Net Sales. Net sales increased $9.4 million when comparing the nine months ended July 31, 2018 to the same period in 2017. This increase reflects a $7.9 million favorable foreign exchange impact, volume increases of $4.9 million, and $3.0 million base price increases, partially offset by $6.5 million of lower margin U.K. vinyl business that was shed during 2017.
Cost of Sales. The cost of sales increased $7.9 million for the nine months ended July 31, 2018 compared to the same period in 2017. The primary drivers of the increase were the continued U.K. vinyl material cost inflation and the change in foreign exchange rates.

Selling, General and Administrative. Selling, general and administrative expense increased $2.2 million, for the nine months ended July 31, 2018 compared to the same period in 2017. The increase was primarily attributable to foreign currency exchange rate changes and increased staffing costs at our U.K. vinyl business.
Depreciation and Amortization. Depreciation and amortization expense increased $0.5 million for the nine months ended July 31, 2018 compared to the same period in 2017. The increase was primarily attributable to foreign currency exchange rate changes and depreciation expense associated with property, plant and equipment place into service during the trailing twelve months.
NA Cabinet Components

	Nine Months Ended July 31,
	2018	2017	$ Change	Variance %
	(Dollars in millions)
Net sales	$183.7	$188.3	$(4.6)	(2)%
Cost of sales (excluding depreciation and amortization)	159.1	161.7	(2.6)	2%
Selling, general and administrative	12.9	12.7	0.2	(2)%
Restructuring charges	0.1	0.9	(0.8)	89%
Depreciation and amortization	10.9	10.2	0.7	(7)%
Operating income	$0.7	$2.8	$(2.1)	(75)%
Operating income margin	—%	1%
Net Sales. Net sales decreased $4.6 million, or 2%, for the nine months ended July 31, 2018 compared to the same period in 2017. On a year-over-year basis, we experienced a $3.9 million decrease in sales volume related to the closure of two facilities last year and additional lower margin business we shed and $8.7 million of market declines in existing business, partially offset by an increase of $8.1 million in price and raw material surcharges.
Cost of Sales. The cost of sales decreased $2.6 million, or 2%, for the nine months ended July 31, 2018 compared with the same period in 2017, primarily related to the lower sales volume. Margins were unfavorably impacted by higher wood and material costs which began being recovered in the third quarter through surcharges and price increases, along with an overall unfavorable product mix.
Selling, General and Administrative. Selling, general and administrative expense increased $0.2 million for the nine months ended July 31, 2018 compared to the same period in 2017, primarily related to some additional administrative headcount, normal wage inflation, and higher medical insurance and employee benefit costs, as well as higher corporate allocations year-over-year of $0.5 million, which were offset by a decrease in incentive based compensation accruals.
Restructuring Charges. Restructuring charges of $0.1 million for the nine months ended July 31, 2018 primarily represent costs associated with a Kansas plant closure effected in September 2017. Restructuring charges of $0.9 million in the nine months ended July 31, 2017 represent equipment moving and other related costs associated with the Mexican plant closure effected in October 2016.
Depreciation and Amortization. Depreciation and amortization expense increased $0.7 million for the nine months ended July 31, 2018 compared with the same period in 2017. This increase primarily reflects accelerated depreciation expense associated with a change in estimate for useful lives of certain assets associated with a plant re-layout. The incremental depreciation expense associated with assets placed in service during the trailing twelve months ended July 31, 2017 was largely offset by the run-off of depreciation expense associated with existing assets and disposals during this period.
Unallocated Corporate & Other

	Nine Months Ended July 31,
	2018	2017	$ Change	Variance %
	(Dollars in millions)
Net sales	$(3.8)	$(3.7)	$(0.1)	(3)%
Cost of sales (excluding depreciation and amortization)	(2.7)	(2.9)	0.2	(7)%
Selling, general and administrative	1.5	8.3	(6.8)	82%
Depreciation and amortization	0.4	0.4	—	—%
Operating loss	$(3.0)	$(9.5)	$6.5	68%

Net Sales. Net sales for Unallocated Corporate & Other represents the elimination of inter-segment sales for the nine months ended July 31, 2018 and 2017. The change between periods reflects the change in the amount of inter-segment sales.
Cost of Sales. Cost of sales for Unallocated Corporate & Other consists of the elimination of inter-segment sales, profit in inventory, LIFO reserve adjustments and other costs. For the nine months ended July 31, 2018 and 2017, the change of $0.2 million was primarily related to the elimination of inter-segment sales.
Selling, General and Administrative. Selling, general and administrative expenses decreased $6.8 million for the nine months ended July 31, 2018 compared to the same period in 2017. Stock based compensation decreased $6.7 million based on revised lower estimates of performance shares expected to vest in December 2018, the impact of the lower stock price on other long-term liabilities that are marked-to-market, and the impact of issuing performance restricted stock units in December 2017 instead of stock options. The results for the nine months ended July 31, 2017 include a reimbursement of $2.0 million of legal costs incurred to defend against claims of an alleged defect in a commercial sealant product, as described in Note 8, "Contingencies," to the accompanying unaudited condensed consolidated financial statements contained elsewhere herein.
Depreciation and Amortization. Depreciation and amortization expense remained flat when comparing the nine months ended July 31, 2018 to the same period in 2017. The incremental depreciation expense associated with property, plant and equipment placed into service during the trailing twelve months ended July 31, 2017 was offset by the run-off of depreciation expense associated with existing assets and disposals during this period.
Changes related to Non-Operating Items:
Interest Expense. Interest expense increased $0.5 million for the nine months ended July 31, 2018 compared to the same period in 2017. This increase is primarily attributable to higher interest rates on our revolving credit facilities and the addition of the warehouse facility lease at HLP during the second quarter of 2017, offset somewhat by a lower average outstanding debt balance.
Other, net. The decrease in other, net of $0.4 million at July 31, 2018 compared to the same period in 2017 relates primarily to changes in net foreign exchange transaction gains.
Income Taxes. Our estimated annual effective tax rates for the nine months ended July 31, 2018 and 2017 were 14.7% and 31.4%, respectively. The change in the annual rate was due to the Tax Cuts and Jobs Act (the Act) which was signed into law on December 22, 2017. The Act reduced our federal income tax rate from 35% to 23.3% for the fiscal year ending October 31, 2018. Discrete items impacting the income tax benefit for the nine months ended July 31, 2018 were a benefit of $7.7 million for the re-measurement of our deferred income tax assets and liabilities due to the decrease in the federal corporate income tax rate, a charge of $0.1 million for the excess tax benefits related to the vesting or exercise of equity-based compensation awards, and a benefit of $0.2 million for the true up of our accruals and related deferred taxes from prior year filings and settled tax audits, partially offset by a tax expense of $1.2 million for the one-time mandatory transition tax on deemed repatriation of previously tax-deferred and unremitted foreign earnings.
Liquidity and Capital Resources
Overview
Historically, our principal sources of funds have been cash on hand, cash flow from operations, and borrowings under our credit facilities.
We maintain a $450.0 million credit agreement comprising a $150.0 million Term Loan A and a $300.0 million revolving credit facility (collectively, the Credit Agreement). The Credit Agreement matures in 2021 (5-year term) and requires interest payments calculated, at our election and depending upon our Consolidated Leverage Ratio, at either a Base Rate plus an applicable margin (0.50% to 1.25%) or the LIBOR Rate plus an applicable margin (1.50% to 2.25%). The applicable rate during the nine months ended July 31, 2018 was LIBOR + 2.00%. In addition to the Consolidated Leverage Ratio covenant, we are required to meet a Consolidated Fixed Charge Coverage Ratio covenant, and there are limitations on certain transactions including our ability to incur indebtedness, incur liens, dispose of material assets, acquire businesses, make restricted payments and pay dividends (limited to $10.0 million per year). We are amortizing deferred financing fees of $1.7 million straight-line over the remaining term of the facility.
As of July 31, 2018, we had $12.4 million of cash and equivalents, $193.5 million outstanding under the Credit Agreement, $5.3 million of outstanding letters of credit and $17.9 million outstanding under capital leases. We had $228.6 million available for use under the Credit Agreement at July 31, 2018.

We repatriated $2.8 million of foreign cash in the first half of fiscal 2018. We expect to repatriate excess cash moving forward and utilize the funds to retire debt or meet current working capital needs.
Analysis of Cash Flow
The following table summarizes our cash flow results for the nine months ended July 31, 2018 and 2017:

	Nine Months Ended
	July 31,
	2018	2017
	(In millions)
Cash provided by operating activities	$48.5	$46.5
Cash used for investing activities	$(20.8)	$(34.4)
Cash used for financing activities	$(32.0)	$(21.6)
Operating Activities. Cash provided by operating activities for the nine months ended July 31, 2018 increased by approximately $2.0 million compared to the nine months ended July 31, 2017. Cash receipts were impacted favorably by higher net income and a reduction of inventory in 2018 versus a build in 2017.
Investing Activities. Cash used for investing activities decreased $13.6 million when comparing the nine months ended July 31, 2018 to the same period in 2017. In 2017, we paid $8.5 million related to the HLP acquisition earn-out, with no corresponding cash payment in 2018. Our investment in capital expenditures declined by $6.0 million for the nine months ended July 31, 2018 compared to the same period in 2017, which was partially offset by a decline in proceeds from the sale of capital assets during these periods.
Financing Activities. Cash used for financing activities was $32.0 million for the nine months ended July 31, 2018, primarily attributable to $30.6 million of net repayments of debt, dividends paid to our shareholders of $4.2 million, and $1.0 million of cash paid for payroll taxes related to stock based compensation, partially offset by $3.8 million of proceeds received from stock option exercises. For the nine months ended July 31, 2017, cash used for financing activities was $21.6 million, primarily attributable to $22.9 million of net repayments of debt, dividends paid to our shareholders of $4.1 million, and for payroll taxes related to stock based compensation of $1.0 million, partially offset by $6.4 million of proceeds received from stock option exercises.
Liquidity Requirements
Our strategy for deploying cash is to invest in organic growth opportunities, develop our infrastructure, make strategic acquisitions. Other uses of cash include paying cash dividends to our shareholders and repurchasing our common stock. We have historically invested cash and cash equivalents in commercial paper with terms of three months or less. To the extent we have excess cash which has not been applied to reduce our outstanding borrowings under our credit facilities, we intend to remain in commercial paper, highly-rated money market funds, financial institutions and treasuries following a prudent investment philosophy. From time to time, to prepare for potential disruption in the money markets, we may temporarily move funds into operating bank accounts of highly-rated financial institutions to meet on-going operational liquidity requirements. We did not have any investments during the nine months ended July 31, 2018 and 2017. We maintain cash balances in foreign countries which total $9.4 million as of July 31, 2018. During the nine months ended July 31, 2018, we repatriated $2.8 million of foreign earnings from our insulating spacer division in the United Kingdom. We utilize cash flow from HLP to fund the operation in the United Kingdom, and to repay a note arrangement implemented as part of the capitalization of the acquisition.
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

For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended October 31, 2017. Our critical accounting policies and estimates have not changed materially during the nine months ended July 31, 2018.
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
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. This guidance prescribes a methodology to determine when revenue is recognizable and constitutes a principles-based approach to revenue recognition based on the consideration to which the entity expects to be entitled in exchange for goods or services.  In addition, this guidance requires additional disclosure in the notes to the financial statements with regard to the methodology applied.  This pronouncement will essentially supersede and replace existing revenue recognition rules in U.S. GAAP, including industry-specific guidance.  We will adopt this guidance using the modified retrospective approach in the first quarter of 2019 with a cumulative adjustment to retained earnings.
As of July 31, 2018, we have completed the evaluation of our revenue streams and have reviewed a sample of customer contracts that we believe fairly represent contract traits that could be accounted for differently under amended guidance. We have begun evaluating the potential impact of the new revenue standard on each of the selected contracts including: (i) estimating the contract consideration under the new standard, (ii) identifying the performance obligations within the customer contracts, (iii) calculating the anticipated allocation of contract consideration to each performance obligation, (iv) determining the timing of revenue recognition for each performance obligation, and (v) determining the classification of the contract revenue for disclosure purposes. Based on the contract reviews and evaluations performed to date, we do not currently anticipate any material impacts from implementing the amended guidance.
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
Interest Rate Risk
Our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Based upon the balances of the variable rate debt at July 31, 2018, a hypothetical 1.0% increase or decrease in interest rates could result in approximately $1.9 million of additional pretax charges or credit to our operating results per year. This sensitivity is impacted by the amount of borrowings under our credit facilities, and amounts outstanding under finance leases at HLP.
Foreign Currency Rate Risk
Our international operations have exposure to foreign currency rate risks, primarily due to fluctuations in the Euro, the British Pound Sterling and the Canadian Dollar. From time to time, we enter into foreign exchange contracts associated with our operations to manage a portion of the foreign currency rate risk.
The notional and fair market values of these positions at July 31, 2018 and October 31, 2017, were as follows (in thousands):

		Notional as indicated		Fair Value in $
		July 31, 2018	October 31, 2017	July 31, 2018	October 31, 2017
Foreign currency derivatives:
Sell EUR, buy USD	EUR	$138	$1,271	$—	$24
Sell CAD, buy USD	CAD	314	320	(1)	1
Sell GBP, buy USD	GBP	123	75	—	—
Buy EUR, sell GBP	EUR	48	30	—	(1)
Buy USD, sell EUR	USD	17	—	—	—
At July 31, 2018 and October 31, 2017, we held foreign currency derivative contracts hedging cross-border intercompany and commercial activity for our insulating glass spacer business. Although these derivatives hedge our exposure to fluctuations in foreign currency rates, we do not apply hedge accounting and therefore, the change in the fair value of these foreign currency derivatives is recorded directly to other income and expense in the accompanying condensed consolidated statements of income (loss). To the extent the gain or loss on the derivative instrument offsets the gain or loss from the re-measurement of the underlying foreign currency balance, changes in exchange rates should have no effect. See Note 9, "Derivative Instruments," to the accompanying unaudited condensed consolidated financial statements contained elsewhere herein.
We currently have an unhedged foreign currency position associated with the debt borrowed to facilitate the HLP acquisition. We are evaluating our options with regard to hedging our exposure. For the three and nine months ended July 31, 2018, we recorded unrealized losses of $0.2 million and unrealized gains of less than $0.1 million, respectively, and an unrealized loss of less than $0.1 million and an unrealized gain of $0.6 million, respectively, for the comparable prior year periods associated with this foreign currency exposure.
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
Similarly, our NA Cabinet Components business includes a surcharge provision in the majority of its customer contracts to insulate against significant fluctuations in the price for various hardwood products used as the primary raw material for kitchen and bathroom cabinet doors and components. We are exposed to short-term volatility in wood prices due to a lag in the timing of price updates which generally are updated quarterly, though contractual mechanics could delay changes from taking effect beyond three months.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (1934 Act) as of July 31, 2018. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2018, the disclosure controls and procedures are effective.
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
During the three months ended July 31, 2018, we repurchased common stock as follows:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum US Dollars Remaining that May Yet Be Used to Purchase Shares Under the Plans or Programs
May 1, 2018 through May 31, 2018	14,942	$17.00	—	—
June 1, 2018 through June 30, 2018	—	—	—	—
July 1, 2018 through July 31, 2018	—	—	—	—
Total	14,942	$17.00	—
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

QUANEX BUILDING PRODUCTS CORPORATION

Date:	September 7, 2018	/s/ Brent L. Korb
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