Form 10-Q
period 2019-01-31
Quanex Building Products CORP
filed 2019-03-06
CIK 1423221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________
FORM 10-Q
 ________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2019
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 4, 2019
Common Stock, par value $0.01 per share	33,292,529

QUANEX BUILDING PRODUCTS CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 31, 2019	October 31, 2018
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$17,456	$29,003
Accounts receivable, net of allowance for doubtful accounts of $468 and $325	71,678	84,014
Inventories, net	81,443	69,365
Prepaid and other current assets	7,282	7,296
Total current assets	177,859	189,678
Property, plant and equipment, net of accumulated depreciation of $296,877 and $288,607	198,717	201,370
Goodwill	221,225	219,627
Intangible assets, net	119,053	121,919
Other assets	8,886	9,255
Total assets	$725,740	$741,849
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$39,500	$52,389
Accrued liabilities	27,789	45,968
Income taxes payable	3,228	2,780
Current maturities of long-term debt	1,134	1,224
Total current liabilities	71,651	102,361
Long-term debt	229,550	209,332
Deferred pension and postretirement benefits	4,913	4,218
Deferred income taxes	15,549	17,215
Other liabilities	14,274	14,571
Total liabilities	335,937	347,697
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, shares authorized 1,000,000; issued and outstanding - none	—	—
Common stock, $0.01 par value, shares authorized 125,000,000; issued 37,403,044 and 37,433,817, respectively; outstanding 33,288,029 and 33,339,032, respectively	374	374
Additional paid-in-capital	252,931	254,678
Retained earnings	235,979	242,834
Accumulated other comprehensive loss	(26,643)	(30,705)
Less: Treasury stock at cost, 4,115,015 and 4,094,785 shares, respectively	(72,838)	(73,029)
Total stockholders’ equity	389,803	394,152
Total liabilities and stockholders' equity	$725,740	$741,849
The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(Unaudited)

	Three Months Ended
	January 31,
	2019	2018
	(In thousands, except per share amounts)
Net sales	$196,808	$191,666
Cost and expenses:
Cost of sales (excluding depreciation and amortization)	158,557	154,521
Selling, general and administrative	28,026	24,102
Restructuring charges	103	366
Depreciation and amortization	12,572	13,273
Operating loss	(2,450)	(596)
Non-operating (expense) income:
Interest expense	(2,442)	(2,441)
Other, net	256	424
Loss before income taxes	(4,636)	(2,613)
Income tax benefit	987	7,560
Net (loss) income	$(3,649)	$4,947

Basic (loss) income per common share	$(0.11)	$0.14

Diluted (loss) income per common share:	$(0.11)	$0.14

Weighted-average common shares outstanding:
Basic	33,098	34,662
Diluted	33,098	35,286

Cash dividends per share	$0.08	$0.04

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	January 31,
	2019	2018
	(In thousands)
Net (loss) income	$(3,649)	$4,947
Other comprehensive income:
Foreign currency translation adjustments gain	4,066	11,150
Change in pension from net unamortized loss adjustment (pretax)	(11)	—
Change in pension from net unamortized loss adjustment tax benefit (expense)	7	(697)
Other comprehensive income	4,062	10,453
Comprehensive income	$413	$15,400

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	January 31,
	2019	2018
	(In thousands)
Operating activities:
Net (loss) income	$(3,649)	$4,947
Adjustments to reconcile net (loss) income to cash (used for) provided by operating activities:
Depreciation and amortization	12,572	13,273
Stock-based compensation	224	580
Deferred income tax	(1,877)	(8,483)
Other, net	785	130
Changes in assets and liabilities:
Decrease in accounts receivable	12,679	18,378
Increase in inventory	(11,601)	(6,926)
Increase in other current assets	15	73
Decrease in accounts payable	(11,738)	(4,523)
Decrease in accrued liabilities	(18,850)	(10,629)
Increase in income taxes payable	422	344
Increase in deferred pension and postretirement benefits	684	860
(Decrease) increase in other long-term liabilities	(27)	181
Other, net	118	(13)
Cash (used for) provided by operating activities	(20,243)	8,192
Investing activities:
Capital expenditures	(6,271)	(7,811)
Proceeds from disposition of capital assets	74	65
Cash used for investing activities	(6,197)	(7,746)
Financing activities:
Borrowings under credit facilities	43,000	9,500
Repayments of credit facility borrowings	(23,000)	(13,750)
Repayments of other long-term debt	(454)	(255)
Common stock dividends paid	(2,675)	(1,397)
Issuance of common stock	27	2,231
Payroll tax paid to settle shares forfeited upon vesting of stock	(322)	(706)
Purchase of treasury stock	(2,016)	—
Cash provided by (used for) financing activities	14,560	(4,377)
Effect of exchange rate changes on cash and cash equivalents	333	233
Decrease in cash and cash equivalents	(11,547)	(3,698)
Cash and cash equivalents at beginning of period	29,003	17,455
Cash and cash equivalents at end of period	$17,456	$13,757
The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

Three Months Ended January 31, 2019	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	(In thousands, no per share amounts shown except in verbiage)
Balance at October 31, 2018	$374	$254,678	$242,834	$(30,705)	$(73,029)	$394,152
Net loss	—	—	(3,649)	—	—	(3,649)
Foreign currency translation adjustment	—	—	—	4,066	—	4,066
Common dividends ($0.08 per share)	—	—	(2,675)	—	—	(2,675)
Purchase of treasury stock	—	—	—	—	(2,016)	(2,016)
Stock-based compensation activity:
Expense related to stock-based compensation	—	224	—	—	—	224
Stock options exercised	—	—	(35)	—	62	27
Restricted stock awards granted	—	(1,649)	(496)	—	2,145	—
Other	—	(322)	—	(4)	—	(326)
Balance at January 31, 2019	$374	$252,931	$235,979	$(26,643)	$(72,838)	$389,803

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations and Basis of Presentation
Quanex Building Products Corporation is a component supplier to original equipment manufacturers (OEMs) in the building products industry. These components can be categorized as window and door (fenestration) components and kitchen and bath cabinet components. Examples of fenestration components include: (1) energy-efficient flexible insulating glass spacers, (2) extruded vinyl profiles, (3) window and door screens, and (4) precision-formed metal and wood products. We also manufacture cabinet doors and other components for OEMs in the kitchen and bathroom cabinet industry. In addition, we provide certain other non-fenestration components and products, which include solar panel sealants, trim moldings, vinyl decking, fencing, water retention barriers, and conservatory roof components. We have organized our business into three reportable business segments. For additional discussion of our reportable business segments, see Note 13, "Segment Information." We use low-cost, short lead-time production processes and engineering expertise to provide our customers with specialized products for their specific window, door, and cabinet applications. We believe these capabilities provide us with unique competitive advantages. We serve a primary customer base in North America and the U.K., and also serve customers in international markets through our operating plants in the U.K. and Germany, as well as through sales and marketing efforts in other countries.
Unless the context indicates otherwise, references to "Quanex", the "Company", "we", "us" and "our" refer to the consolidated business operations of Quanex Building Products Corporation and its subsidiaries.
The accompanying interim condensed consolidated financial statements include the accounts of Quanex Building Products Corporation. All intercompany accounts and transactions have been eliminated in consolidation. These financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of October 31, 2018 was derived from audited financial information, but does not include all disclosures required by U.S. GAAP. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018. In our opinion, the accompanying financial statements contain all adjustments (which consist of normal recurring adjustments, except as disclosed herein) necessary to fairly present our financial position, results of operations and cash flows for the interim periods. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year or for any future periods.
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
Revenue from Contracts with Customers
On November 1, 2018, we adopted Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” (ASC Topic 606) using the modified retrospective method and applying ASC Topic 606 to all revenue contracts with customers. Results for reporting periods beginning on or after November 1, 2018 are presented under ASC Topic 606. In accordance with the modified retrospective approach, prior period amounts were not adjusted and are reported under ASC Topic 605, “Revenue Recognition.” As a result of adoption, there was not a material impact on our consolidated financial statements. We expect the impact of the adoption of ASC Topic 606 to continue to be immaterial to our net income on an ongoing basis.
Revenue recognition
The core principle of ASC Topic 606 is to recognize revenue that reflects the consideration we expect to receive for product sales when the promised items are transferred to customers. Revenue for product sales is recognized when control of the promised products is transferred to our customers, and we expect to be entitled to consideration in exchange for transferring those products. We account for a contract when a customer provides us with a firm purchase order that identifies the products to be provided, the payment terms for those services, and when collectability of the consideration due is probable.
Performance obligations
A performance obligation is a promise to provide the customer with a good or service. Our performance obligations include product sales, with each product included in a customer contract being recognized as a separate performance obligation. For contracts with multiple performance obligations, the standalone selling price of each product is generally readily observable.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revenue from product sales is recognized at a point in time when the product is transferred to the customer, in accordance with the shipping terms, which is generally upon shipment. We estimate a provision for sales returns and warranty allowances to account for product returns related to general returns and product nonconformance.
Pricing and sales incentives
Pricing is established at or prior to the time of sale with our customers and we record sales at the agreed-upon net selling price, reflective of current and prospective discounts.
Practical expedients and exemptions
We generally expense incremental costs of obtaining a contract when incurred because the amortization period would be less than one year. Additionally, we do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.
Shipping and handling costs
We have elected to account for shipping and handling services as fulfillment services in accordance ASC Topic 606 guidance; accordingly, freight revenue will be combined with the product deliverable rather than being accounted for as a distinct performance obligation within the terms of the agreement. Shipping and handling costs incurred by us for the delivery of goods to customers are considered a cost to fulfill the contract and are included in Cost of sales in the accompanying Condensed Consolidated Statements of Income.
Contract assets and liabilities
Deferred revenue, which is not significant, is recorded when we have remaining unsatisfied performance obligations for which we have received consideration. As of January 31, 2019, accounts receivables were $71.7 million.
Disaggregation of revenue
We produce a wide variety of products that are used in the fenestration industry, including window spacer systems; extruded vinyl products; metal fabricated products; and astragals, thresholds and screens. In addition, we produce certain non-fenestration products, including kitchen and bath cabinet doors and components, flooring and trim moldings, solar edge tape, plastic decking, fencing, water retention barriers, conservatory roof components, and other products.
The following table summarizes our product sales for the three months ended January 31, 2019 and January 31, 2018 into groupings by segment which we believe depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors. For further details regarding our results by segment, refer to Note 13, “Segment Information”.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended
	January 31,
	2019	2018
	(In thousands)
North American Fenestration:
United States - fenestration	$93,884	$88,216
International - fenestration	8,207	7,008
United States - non-fenestration	3,505	4,147
International - non-fenestration	3,453	3,356
	$109,049	$102,727
European Fenestration:
International - fenestration	$30,724	$29,869
International - non-fenestration	4,530	4,127
	$35,254	$33,996
North American Cabinet Components:
United States - fenestration	$3,352	$3,445
United States - non-fenestration	49,962	52,006
International - non-fenestration	539	471
	$53,853	$55,922
Unallocated Corporate & Other
Eliminations	$(1,348)	$(979)
	$(1,348)	$(979)
Net sales	$196,808	$191,666
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
We closed a kitchen and bathroom cabinet door business in Mexico in October 2016 and another plant in Lansing, Kansas in September 2017. We closed two U.S. vinyl operations plants in November 2016 and January 2017. Pursuant to these restructuring efforts, we expensed $0.1 million during the three months ended January 31, 2019 and $0.4 million for the comparable prior year period. We have not negotiated exit from our lease obligation, which is deemed to be at fair market value, at one of these facilities. We expect to continue to incur costs related to this operating lease during fiscal 2019 until we are able to sublet or otherwise exit the lease.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Inventories
Inventories consisted of the following at January 31, 2019 and October 31, 2018:

	January 31, 2019	October 31, 2018
	(In thousands)
Raw materials	$41,127	$41,584
Finished goods and work in process	44,103	31,727
Supplies and other	1,981	1,794
Total	87,211	75,105
Less: Inventory reserves	5,768	5,740
Inventories, net	$81,443	$69,365
Fixed costs related to excess manufacturing capacity, if any, have been expensed in the period they were incurred and, therefore, are not capitalized into inventory.
Our inventories at January 31, 2019 and October 31, 2018 were valued using the following costing methods:

	January 31, 2019	October 31, 2018
	(In thousands)
LIFO	$4,894	$4,273
FIFO	76,549	65,092
Total	$81,443	$69,365
During interim periods, we estimate a LIFO reserve based on our expectations of year-end inventory levels and costs. If our calculations indicate that an adjustment at year-end will be required, we may record a proportionate share of this amount during the period. At year-end, we calculate the actual LIFO reserve and record an adjustment for the difference between the annual calculation and any estimates recognized during the interim periods.  Because the interim projections are subject to many factors beyond our control, the results could differ significantly from the year-end LIFO calculation. We did not record an interim LIFO reserve adjustment for the three months ended January 31, 2019 and 2018.
For inventories valued under the LIFO method, replacement cost exceeded the LIFO value by approximately $1.4 million at January 31, 2019 and October 31, 2018.
3. Goodwill and Intangible Assets
Goodwill
The change in the carrying amount of goodwill for the three months ended January 31, 2019 was as follows:

Three Months Ended
January 31, 2019
(In thousands)
Beginning balance as of November 1, 2018	$219,627
Foreign currency translation adjustment	1,598
Balance as of the end of the period	$221,225
At our last annual test date, August 31, 2018, we evaluated the recoverability of goodwill at each of our five reportable units with goodwill balances and determined that our goodwill was not impaired.  For the reporting unit included in our NA Cabinet Components operating segment, we performed the first step of the goodwill impairment test as part of our annual testing.  We determined the fair value of this reporting unit exceeded its carrying value by approximately 7.2% as of August 31, 2018.  As of January 31, 2019, there were no indicators of impairment. Should our actual results for our NA Cabinet Components operating segment be lower than expected in the future, the corresponding goodwill could become impaired and the impairment could be material. The goodwill impairment testing process is more fully described in our Annual Report on Form 10-K for the year ended

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

October 31, 2018. For a summary of the change in the carrying amount of goodwill by segment, see Note 13, "Segment Information", included herewith.
Identifiable Intangible Assets
Amortizable intangible assets consisted of the following as of January 31, 2019 and October 31, 2018:

	January 31, 2019		October 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Customer relationships	$154,429	$61,955	$153,704	$59,332
Trademarks and trade names	55,898	33,509	55,583	32,668
Patents and other technology	22,296	18,106	22,278	17,646
Total	$232,623	$113,570	$231,565	$109,646
During the three months ended January 31, 2019, we retired identifiable intangible assets of $0.3 million related to customer relationships.
We had aggregate amortization expense related to intangible assets for the three months ended January 31, 2019 of $4.0 million and $4.1 million for the comparable prior year period.
Estimated remaining amortization expense, based on current intangible balances, for each of the fiscal years ending October 31, is as follows (in thousands):

Estimated Amortization Expense
2019 (remaining nine months)	$11,368
2020	14,300
2021	12,580
2022	11,956
2023	11,209
Thereafter	57,640
Total	$119,053

4. Debt and Capital Lease Obligations
Debt consisted of the following at January 31, 2019 and October 31, 2018:

	January 31, 2019	October 31, 2018
	(In thousands)
Revolving Credit Facility	$215,000	$195,000
Capital lease obligations and other	17,096	17,043
Unamortized deferred financing fees	(1,412)	(1,487)
Total debt	$230,684	$210,556
Less: Current maturities of long-term debt	1,134	1,224
Long-term debt	$229,550	$209,332
As more fully described in our Annual Report on Form 10-K for the year ended October 31, 2018, on October 18, 2018, we amended and extended our prior credit facility by entering into a $325.0 million revolving credit facility (the “Credit Facility”), with Wells Fargo Bank, National Association, as Agent, Swingline Lender and Issuing Lender, and Bank of America, N.A. serving as Syndication Agent. The Credit Facility has a five-year term, maturing on October 18, 2023, and requires interest payments calculated, at our election and depending upon our Consolidated Leverage Ratio, at either a Base Rate plus an applicable margin

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

or the LIBOR Rate plus an applicable margin. In addition, we are subject to commitment fees for the unused portion of the Credit Facility.
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
The Credit Facility contains a: (1) Consolidated Interest Coverage Ratio requirement whereby we must not permit the Consolidated Interest Coverage Ratio, as defined, to be less than 2.25 to 1.00, and (2) Consolidated Leverage Ratio requirement, whereby we must not permit the Consolidated Leverage Ratio, as defined, to be greater than 3.25 to 1.00.
In addition to maintaining these financial covenants, the Credit Facility also limits our ability to enter into certain business transactions, such as to incur indebtedness or liens, to acquire businesses or dispose of material assets, make restricted payments, pay dividends (limited to $20.0 million per year) and other transactions as further defined in the Credit Facility. Substantially all of our domestic assets, with the exception of real property, are utilized as collateral for the Credit Facility.
As of January 31, 2019, we had $215.0 million of borrowings outstanding under the Credit Agreement (reduced by unamortized debt issuance costs of $1.4 million), $4.7 million of outstanding letters of credit and $17.1 million outstanding primarily under capital leases. We had $105.3 million available for use under the Credit Agreement at January 31, 2019. Outstanding borrowings under the Credit Agreement accrue interest at 4.25% per annum. Our weighted average borrowing rate for borrowings outstanding during the three months ended January 31, 2019 and 2018 was 4.03% and 3.40%, respectively. We were in compliance with our debt covenants as of January 31, 2019.
Other Debt Instruments
We maintain certain capital lease obligations related to equipment purchases, vehicles, and one lease for warehouse space. The cost and accumulated depreciation of property, plant and equipment under all outstanding capital leases at January 31, 2019 was $22.8 million and $3.8 million, respectively, including $16.8 million and $1.7 million, respectively, related to the warehouse lease. Our total obligations under capital leases and other total $17.1 million at January 31, 2019, of which $1.4 million is classified in the current portion of long-term debt and $15.7 million is classified as long-term debt on the accompanying unaudited condensed consolidated balance sheets. These obligations accrue interest at an average rate of 3.58%, and extend through the year 2036.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Retirement Plans
Pension Plan
Our non-contributory, single employer defined benefit pension plan covers a majority of our employees in the U.S. The net periodic pension cost for this plan for the three months ended January 31, 2019 and 2018 was as follows:

	Three Months Ended
	January 31,
	2019	2018
	(In thousands)
Service cost	$977	$949
Interest cost	283	215
Expected return on plan assets	(543)	(466)
Amortization of net loss	16	144
Net periodic pension cost	$733	$842
During 2018, we contributed $0.8 million to fund our plan, and we expect to make a contribution to our plan in September 2019 of approximately $0.8 million, which is in line with our policy to make the minimum annual contributions required while maintaining 100% percent funding.
Other Plans
We also have a supplemental benefit plan covering certain executive officers and key employees and a non-qualified deferred compensation plan covering members of the Board of Directors and certain key employees. As of January 31, 2019 and October 31, 2018, our liability under the supplemental benefit plan was approximately $3.4 million. As of January 31, 2019 and October 31, 2018, the liability associated with the deferred compensation plan was approximately $3.5 million. We record the current portion of liabilities associated with these plans under the caption "Accrued Liabilities," and the long-term portion under the caption "Other Liabilities" in the accompanying condensed consolidated balance sheets.
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
A reconciliation of the activity related to our accrued warranty, including both the current and long-term portions (reported in accrued liabilities and other liabilities, respectively, on the accompanying condensed consolidated balance sheets) follows:

Three Months Ended
January 31, 2019
(In thousands)
Beginning balance as of November 1, 2018	$295
Provision for warranty expense	24
Warranty costs paid	(8)
Total accrued warranty as of the end of the period	$311
Less: Current portion of accrued warranty	148
Long-term portion of accrued warranty	$163

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Income Taxes
To determine our income tax expense or benefit for interim periods, consistent with accounting standards, we apply the estimated annual effective income tax rate to year-to-date results. Our estimated annual effective tax rates for the each of the three months ended January 31, 2019 and 2018 was 24.0%, respectively, excluding discrete items. On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the Act), which significantly changed U.S. tax law. The Act reduced our federal income tax statutory rate from 35.0% to 23.3% for the fiscal year ended October 31, 2018.
The 2019 effective rate was impacted by a discrete charge of $0.1 million related to the vesting or exercise of equity-based compensation awards and a benefit of $0.2 million for the adjustment of the one-time mandatory transition tax on deemed repatriation of previously tax-deferred and unremitted foreign earnings. Discrete items contributing to the income tax benefit for the three months ended January 31, 2018 included $7.7 million for the re-measurement of our deferred income tax assets and liabilities due to the decrease in the federal corporate income tax rate, a benefit of $0.3 million for the true up of our accruals and related deferred taxes from prior year filings and settled tax audits, and a benefit of $0.1 million related to the vesting or exercise of equity-based compensation awards, partially offset by a tax expense of $1.2 million for the one-time mandatory transition tax on deemed repatriation of previously tax-deferred and unremitted foreign earnings.
The following table reconciles our effective income tax benefit rate to the federal statutory rate of 21.0% and 23.3% for the three months ended January 31, 2019 and 2018, respectively:

	Three months ended January 31,
	2019	2018
U.S. tax at statutory rate	21.0%	23.3%
State and local income tax	2.6	2.5
Non-U.S. income tax	0.2	(1.0)
Other permanent differences	0.2	(0.8)
Deferred rate impact of enactment of tax reform	—	297.4
Tax impact of stock based compensation	(2.1)	4.2
Impact of deemed repatriation	3.9	(46.9)
Return to actual adjustments	(4.5)	10.6
Effective tax benefit rate	21.3%	289.3%
The U.S. statutory rate of 23.3% reflects the period November 1, 2017 to December 31, 2017 at the previous 35.0% rate and the period January 1, 2018 to October 31, 2018 at the new 21.0% rate.
We continued our analysis of the Act during the first quarter of fiscal 2019. This resulted in a benefit of $0.2 million to the provisional amount recorded in fiscal 2018 related to the one-time mandatory transition tax on deemed repatriation of previously tax-deferred and unremitted foreign earnings. As of January 31, 2019, the Company completed the accounting for the income tax effects of the Act within the one-year measurement period as allowed by the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 118.
In light of the Act, we repatriated $2.3 million of excess cash from our insulating glass spacer division in Germany during the three months ended January 31, 2019. This repatriation of excess cash was a portion of the one-time mandatory transition tax discussed above. We will continue to evaluate our foreign cash position and may repatriate additional foreign earnings in the future. With the exception of the one-time mandatory transition tax on deemed repatriation of previously tax-deferred and unremitted foreign earnings, we do not anticipate any material tax impact from any potential repatriation of previously unremitted foreign earnings.
As of January 31, 2019, our liability for uncertain tax positions (UTP) of $0.6 million relates to certain state tax items regarding the interpretation of tax laws and regulations. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. The final outcome of the future tax consequences of legal proceedings, if any, as well as the outcome of competent authority proceedings, changes in regulatory tax laws, or interpretation of those tax laws could impact our financial statements. We are subject to the effect of these matters occurring in various jurisdictions. The disallowance of the UTP would not materially affect the annual effective tax rate. We do not believe any of the UTP at January 31, 2019 will be recognized within the next twelve months.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

We evaluate the likelihood of realization of our deferred tax assets by considering both positive and negative evidence. We believe there is no need for a valuation allowance of the federal net operating losses. We will continue to evaluate our position throughout the year. We maintain a valuation allowance for certain state net operating losses which totaled $1.3 million at January 31, 2019.
On February 11, 2019, we were notified by the Internal Revenue Service that our federal income tax return for the fiscal year ended October 31, 2017 will be audited.
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
We have been and are currently party to multiple claims, some of which are in litigation, relating to alleged defects in a commercial sealant product that was manufactured and sold during the 2000's. During the three months ended January 31, 2018, our insurance carrier reimbursed fees and expenses originally incurred as part of our defense of these various commercial sealant claims totaling $0.5 million. There were no corresponding reimbursements received during the three months ended January 31, 2019. While we believe that our product was not defective and that we would prevail in these commercial sealant product claims if taken to trial, the timing, ultimate resolution and potential impact of these claims is not currently determinable. Nevertheless, after taking into account all currently available information, including our defenses, the advice of our counsel, and the extent and currently-expected availability of our existing insurance coverage, we believe that the eventual outcome of these commercial sealant claims will not have a material adverse effect on our overall financial condition, results of operations or cash flows, and we have not recorded any accrual with regard to these claims.
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
We have not designated any of our derivative contracts as hedges for accounting purposes in accordance with the provisions under the Accounting Standards Codification Topic 815 "Derivatives and Hedging" (ASC 815). Therefore, changes in the fair value of these contracts and the realized gains and losses are recorded in the unaudited condensed consolidated statements of income (loss) for the three months ended January 31, 2019 and 2018 as follows (in thousands):

		Three Months Ended
		January 31,
Location of gains (losses):		2019	2018
Other, net	Foreign currency derivatives	$11	$(55)
We have chosen not to offset any of our derivative instruments in accordance with the provisions of ASC 815. Therefore, the assets and liabilities are presented on a gross basis on the accompanying condensed consolidated balance sheets. Less than $0.1 million of fair value related to foreign currency derivatives was included in prepaid and other current assets as of October 31, 2018 and January 31, 2019. Less than $0.1 million of fair value related to foreign currency derivatives was included in accrued liabilities as of January 31, 2019.
The following table summarizes the notional amounts and fair value of outstanding derivative contracts at January 31, 2019 and October 31, 2018 (in thousands):

		Notional as indicated		Fair Value in $
		January 31, 2019	October 31, 2018	January 31, 2019	October 31, 2018
Foreign currency derivatives:
Buy EUR, sell USD	EUR	1,809	455	$17	$1
Sell CAD, buy USD	CAD	179	229	(3)	—
Sell GBP, buy USD	GBP	109	22	—	—
Buy EUR, sell GBP	EUR	163	34	1	—
Buy USD, sell EUR	USD	—	12	—	—
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
As of January 31, 2019 and October 31, 2018, foreign currency derivatives were the only instruments being measured on a recurring basis. Less than $0.1 million of foreign currency derivatives were included in total liabilities as of January 31, 2019 and

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

less than $0.1 million of foreign currency derivatives were included in total assets as of January 31, 2019 and October 31, 2018. All of our derivative contracts are valued using quoted market prices from brokers or exchanges and are classified within Level 2 of the fair value hierarchy.
Carrying amounts reported on the balance sheet for cash, cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. Our outstanding debt is variable rate debt that re-prices frequently, thereby limiting our exposure to significant change in interest rate risk. As a result, the fair value of our debt instruments approximates carrying value at January 31, 2019, and October 31, 2018 (Level 3 measurement).
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
A summary of non-vested restricted stock awards activity during the three months ended January 31, 2019 is presented below:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value per Share
Non-vested at October 31, 2018	217,200	$19.76
Granted	120,300	$13.71
Cancelled	(10,300)	$19.98
Vested	(67,900)	$19.18
Non-vested at January 31, 2019	259,300	$17.09
The total weighted average grant-date fair value of restricted stock awards that vested during each of the three month periods ended January 31, 2019 and 2018 was $1.3 million. As of January 31, 2019, total unrecognized compensation cost related to unamortized restricted stock awards was $2.8 million. We expect to recognize this expense over the remaining weighted average vesting period of 2.3 years.
Stock Options
Historically, stock options have been awarded to key employees, officers and non-employee directors. Effective May 2015, the director compensation structure was revised to eliminate the annual grant of stock options to non-employee directors. Additionally, stock options were not granted during the year ended October 31, 2018 or during the three months ended January 31, 2019. Employee stock options typically vest ratably over a three-year period with service and continued employment as the vesting conditions. Our stock options may be exercised up to a maximum of ten years from the date of grant. The fair value of the stock options is determined on the grant date and expensed over the vesting period resulting in an increase in additional paid-in-capital. For employees who are nearing retirement-eligibility, we recognize stock option expense ratably over the shorter of the vesting period or the period from the grant-date to the retirement-eligibility date. During December 2017, the Compensation & Management

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Committee of the Board of Directors approved a change to the long-term incentive award program eliminating the grant of stock options and replacing this award with a grant of performance restricted stock units as further described below.
We use a Black-Scholes pricing model to estimate the fair value of stock options. A description of the methodology for the valuation assumptions was disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018.
The following table summarizes our stock option activity for the three months ended January 31, 2019:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000s)
Outstanding at October 31, 2018	1,753,656	$18.47
Granted	—	$—
Exercised	(3,500)	$7.83
Forfeited/Expired	(1,900)	$16.29
Outstanding at January 31, 2019	1,748,256	$18.49	4.7	$158
Vested or expected to vest at January 31, 2019	1,748,256	$18.49	4.7	$158
Exercisable at January 31, 2019	1,654,517	$18.44	4.5	$158
Intrinsic value is the amount by which the market price of the common stock on the date of exercise exceeds the exercise price of the stock option. The total intrinsic value of stock options exercised during the three months ended January 31, 2019 and 2018 was less than $0.1 million and $1.9 million, respectively. The weighted-average grant date fair value of stock options that vested during the three months ended January 31, 2019 and 2018 was $1.1 million and $1.5 million, respectively. As of January 31, 2019, total unrecognized compensation cost related to stock options was $0.2 million. We expect to recognize this expense over the remaining weighted average vesting period of 0.8 years.
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
As of January 31, 2019, there were no non-vested restricted stock units. During the three month periods ended January 31, 2019 and 2018, non-employee directors received 25,920 and 18,050 restricted stock units, respectively, at a grant date fair value of $15.31 per share and $21.85 per share, respectively, which vested immediately. During the three month period ended January 31, 2019, we paid less than $0.1 million to settle previously vested restricted stock units. During the three month period ended January 31, 2018, there were no payments to settle restricted stock units.
Performance Share Awards
We have awarded annual grants of performance shares to key employees and officers. These awards cliff vest after a three-year period. Performance share awards issued prior to fiscal 2019 vest with service and performance measures (relative total shareholder return (R-TSR) and earnings per share (EPS) growth), as vesting conditions. The number of shares earned is variable depending on the metrics achieved, and the settlement method is 50% in cash and 50% in our common stock. Performance share awards issued during fiscal 2019 vest with return on net assets (RONA) as the vesting condition and pay out 100% in cash.
To account for these awards, we have bifurcated the portion subject to a market condition (R-TSR) and the portion subject to an internal performance measure (EPS or RONA). We have further bifurcated these awards based on the settlement method, as the portion expected to settle in stock (equity component) and the portion expected to settle in cash (liability component).
To value the shares subject to the market condition, we utilized a Monte Carlo simulation model to arrive at a grant-date fair value. This amount will be expensed over the three-year term of the award with a credit to additional paid-in-capital. To value

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

the shares subject to the EPS and RONA performance measures, we used the value of our common stock on the date of grant as the grant-date fair value per share. This amount is being expensed over the three-year term of the award, with a credit to additional paid-in-capital, and could fluctuate depending on the number of shares ultimately expected to vest based on our assessment of the probability that the performance conditions will be achieved. The portion of the awards expected to settle in cash is recorded as a liability and is being marked to market over the three-year term of the award, and can fluctuate depending on the number of shares ultimately expected to vest. Depending on the achievement of the performance conditions, 0% to 200% of the awarded performance shares may ultimately vest.
The following table summarizes our performance share grants and the grant date fair value for the EPS, R-TSR and RONA performance metrics:

		Grant Date Fair Value
Grant Date	Shares Awarded	EPS	R-TSR	RONA	Shares Forfeited
November 30, 2016	186,500	$19.45	$26.61	$—	20,730
December 7, 2017	146,500	$20.70	$21.81	$—	17,408
December 5, 2018	131,500	$—	$—	$13.63	—
On December 3, 2018 and January 25, 2019, a total of 139,164 shares vested pursuant to the December 2015 grant and a total of 4,300 shares vested pursuant to the January 2016 grant, however performance conditions resulted in no share issuances or cash payments for either of these awards. The November 2016 and December 2017 grants include a return on invested capital (ROIC) metric which, if achieved, could enhance the number of shares that are ultimately issued but cannot exceed the maximum (200%). Due to the uncertainty with regard to achieving this metric, no value has been assigned. In the event and at such time the metric is deemed achievable, compensation expense will begin to be recognized through the remaining vesting period. During the three months ended January 31, 2019, we recorded a decrease in compensation expense of $0.3 million, which reflects a decrease in the number of shares expected to vest in November 2019 associated with the November 30, 2016 performance share grant. During the three months ended January 31, 2018, we recorded a decrease in compensation expense of $0.6 million related to the expected payouts of our performance share awards.
Performance share awards are not considered outstanding shares and do not have voting rights, although dividends are accrued over the performance period and will be payable in cash based upon the number of performance shares ultimately earned.
The performance shares are excluded from the diluted weighted-average shares used to calculate earnings per share until the performance criteria is probable to result in the issuance of contingent shares. As of January 31, 2019, we have deemed 15,735 shares related to the November 2016 grants of performance shares as probable to vest.
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

Vesting Level	Vesting Criteria	Percentage of Award Vested
Level 1	A-TSR greater than or equal to 50%	150%
Level 2	A-TSR less than 50% and greater than or equal to 20%	100%
Level 3	A-TSR less than 20% and greater than or equal to -20%	50%
Level 4	A-TSR less than -20%	—%

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes our performance restricted stock unit grants and the grant date fair value for the A-TSR performance metric:

Grant Date	Shares Awarded	Grand Date Fair Value	Shares Forfeited
December 7, 2017	78,200	$17.76	9,354
December 5, 2018	89,200	$13.63	—
During the three months ended January 31, 2019 and 2018, we recorded compensation expense of approximately $0.2 million and $0.1 million, respectively, related to our performance share restricted units.
Similar to performance shares, the performance restricted stock units are not considered outstanding shares, do not have voting rights, and are excluded from diluted weighted-average shares used to calculate earnings per share until the performance criteria is probable to result in the issuance of contingent shares.
Treasury Shares
We record treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Shares are generally issued from treasury stock at the time of grant of restricted stock awards, upon the exercise of stock options, and upon the vesting of performance shares and performance restricted stock units. On the subsequent issuance of treasury shares, we record proceeds in excess of cost as an increase in additional paid in capital. A deficiency of such proceeds relative to costs would be applied to reduce paid-in-capital associated with prior issuances to the extent available, with the remainder recorded as a charge to retained earnings. We recorded a charge to retained earnings of less than $0.1 million during the three months ended January 31, 2019.
The following table summarizes the treasury stock activity during the three months ended January 31, 2019:

Three Months Ended
January 31, 2019
Beginning balance as of November 1, 2018	4,094,785
Restricted stock awards granted	(120,300)
Stock options exercised	(3,500)
Treasury stock repurchases	144,030
Balance at January 31, 2019	4,115,015
12. Other Income
Other income, included under the caption "Other, net" on the accompanying condensed consolidated statements of income, consisted of the following for the three months ended January 31, 2019 and 2018:

	Three Months Ended
	January 31,
	2019	2018
	(In thousands)
Foreign currency transaction (losses) gains	$(32)	$354
Foreign currency derivative gains (losses)	11	(55)
Pension service benefit	244	107
Interest income	30	15
Other	3	3
Other, net	$256	$424
Other income for the year ended October 31, 2018 has been updated to reflect the adoption of Accounting Standards Update 2017-07. For further information, see Note 15, "New Accounting Guidance".

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. Segment Information
We present three reportable business segments in accordance with Topic 280-10-50, "Segment Reporting" (ASC 280): (1) North American Fenestration segment (NA Fenestration), comprising four operating segments primarily focused on the fenestration market in North America including vinyl profiles, insulating glass spacers, screens & other fenestration components; (2) European Fenestration segment (EU Fenestration), comprising our U.K.-based vinyl extrusion business, manufacturing vinyl profiles & conservatories, and the European insulating glass business manufacturing insulating glass spacers; and (3) North American Cabinet Components segment (NA Cabinet Components), comprising our cabinet door and components operations. We maintain an Unallocated Corporate & Other grouping which includes LIFO inventory adjustments, corporate office charges, and inter-segment eliminations, less an allocation of a portion of the general and administrative costs associated with the corporate office which have been allocated to the reportable business segments, based upon a relative measure of profitability, in order to more accurately reflect each reportable business segment's administrative cost. Certain costs are not allocated to the reportable operating segments, but remain in Unallocated Corporate & Other, including transaction expenses, stock-based compensation, long-term incentive awards based on the performance of our common stock and other factors, certain severance and legal costs not deemed to be allocable to all segments, depreciation of corporate assets, interest expense, other, net, income taxes and inter-segment eliminations, and beginning in the fourth quarter of 2018, executive incentive compensation and medical expense fluctuations relative to planned costs as determined during the annual planning process. The change in allocation was incorporated during the fourth quarter, which resulted in a reduction in corporate general and administrative expense of $0.6 million for the three months ended January 31, 2018, which is reflected in the tables below. The accounting policies of our operating segments are the same as those used to prepare the accompanying condensed consolidated financial statements. Corporate general and administrative expense allocated during the three month period ended January 31, 2019 was $4.8 million and $4.5 million for the prior year comparable period.
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
Segment information for the three months ended January 31, 2019 and 2018, and total assets as of January 31, 2019 and October 31, 2018 are summarized in the following table (in thousands):

	NA Fenestration(1)	EU Fenestration(1)	NA Cabinet Comp.	Unallocated Corp. & Other	Total
Three Months Ended January 31, 2019
Net sales	$109,049	$35,254	$53,853	$(1,348)	$196,808
Depreciation and amortization	6,873	2,236	3,339	124	12,572
Operating income (loss)	1,843	2,781	(2,267)	(4,807)	(2,450)
Capital expenditures	3,436	1,708	1,127	—	6,271
Three Months Ended January 31, 2018
Net sales	$102,727	$33,996	$55,922	$(979)	$191,666
Depreciation and amortization	7,012	2,449	3,686	126	13,273
Operating income (loss) (2)	1,858	1,387	(2,733)	(1,108)	(596)
Capital expenditures	3,897	2,408	1,458	48	7,811
As of January 31, 2019
Total assets	$233,455	$214,646	$270,932	$6,707	$725,740
As of October 31, 2018
Total assets	$239,915	$214,704	$272,313	$14,917	$741,849
(1) NA Fenestration and EU Fenestration were previously named "NA Engineered Components" and "EU Engineered Components".

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(2) Results have been updated to reflect the adoption of Accounting Standards Update 2017-07. For further details, see Note 15, "New Accounting Guidance", located herewith. Results have also been updated to reflect a decrease in corporate general and administrative allocations, as noted above.
The following table summarizes the change in the carrying amount of goodwill by reportable business segment for the three months ended January 31, 2019 (in thousands):

	NA Fenestration	EU Fenestration	NA Cabinet Comp.	Unallocated Corp. & Other	Total
Balance as of October 31, 2018	$38,712	$67,168	$113,747	$—	$219,627
Foreign currency translation adjustment	—	1,598	—	—	1,598
Balance as of January 31, 2019	$38,712	$68,766	$113,747	$—	$221,225
For further details of Goodwill, see Note 3, "Goodwill & Intangible Assets", located herewith.
We did not allocate non-operating loss or income tax benefit to the reportable segments. The following table reconciles operating loss as reported above to net income for the three months ended January 31, 2019 and 2018:

	Three Months Ended
	January 31,
	2019	2018
	(In thousands)
Operating loss	$(2,450)	$(596)
Interest expense	(2,442)	(2,441)
Other, net	256	424
Income tax benefit	987	7,560
Net (loss) income	$(3,649)	$4,947

14. Earnings Per Share
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
Basic and diluted loss per share was $0.11 for the three months ended January 31, 2019. The computation of diluted earnings per share excludes outstanding stock options and other common stock equivalents when their inclusion would be anti-dilutive. This is always the case when an entity incurs a net loss. During the three-month period ended January 31, 2019, 6,775 shares of common stock equivalents and 96,507 shares of restricted stock, were excluded from the computation of diluted earnings per share. In addition, 15,735 potentially dilutive contingent shares related to performance share awards for the three-month period ended January 31, 2019 were excluded.
Basic and diluted earnings per share for the three months ended January 31, 2018 were calculated as follows (in thousands, except per share data):

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended January 31, 2018
	Net Income	Weighted Average Shares	Per Share
Basic earnings per common share	$4,947	34,662	$0.14
Effect of dilutive securities:
Stock options		442
Restricted stock awards		154
Performance shares		28
Diluted earnings per common share	$4,947	35,286	$0.14
We had common stock equivalents that were potentially dilutive in future earnings per share calculations of 1,694,464 for the three months ended January 31, 2019 and 108,267 for the prior year comparable period. Such dilution will be dependent on the excess of the market price of our stock over the exercise price and other components of the treasury stock method.
15. New Accounting Guidance
Accounting Standards Recently Adopted
In May 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-09, Compensation - Stock Compensation (Topic 718), which provides guidance as to when changes in share-based payment awards under Topic 718 should be accounted for as a modification of the award. Essentially, the changes should be considered a modification unless specific criteria are met. We adopted this guidance as of November 1, 2018 with no impact to the financial statements.
In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This update provides explicit guidance on how to present the service cost component and other components of net benefit cost in the income statement and allows only the service cost component of net benefit cost to be eligible for capitalization. We adopted this change retrospectively as of November 1, 2018, resulting in a reclassification of less than $0.1 million of benefit from the "Cost of sales" and "Selling, general and administrative" line items, respectively, to the "Other, net" line item on the accompanying condensed consolidated statement of income for the three months ended January 31, 2018.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805), which provides clarity when determining whether a set of assets and activities constitutes a business. Specifically, if substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not deemed to be a business. We adopted this change prospectively as of November 1, 2018 with no impact to the financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. This amendment is intended to reduce diversity in practice as to how certain cash receipts and cash payments are presented and classified in the statement of cash flows by providing guidance for several specific cash flow issues. We adopted this change retrospectively as of November 1, 2018 with no impact to the financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This guidance prescribes a methodology to determine when revenue is recognizable and constitutes a principles-based approach to revenue recognition based on the consideration to which the entity expects to be entitled in exchange for goods or services.  In addition, this guidance requires additional disclosure in the notes to the financial statements with regard to the methodology applied.  This pronouncement essentially superseded and replaced existing revenue recognition rules in U.S. GAAP, including industry-specific guidance.  We adopted this guidance using the modified retrospective approach on November 1, 2018. Based on our evaluation, we have concluded that the adoption of this new guidance did not have a material impact on our consolidated financial statements. For additional information, refer to Note 1, “Nature of Operations and Basis of Presentation - Revenue from Contracts with Customers”.
Accounting Standards Not Yet Adopted

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

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to the following:

•	changes in market conditions, particularly in the new home construction, and residential remodeling and replacement (R&R) activity markets in the U.S., U.K. and Germany;

•	changes in non-pass-through raw material costs;

•	changes in domestic and international economic conditions;

•	changes in purchases by our principal customers;

•	fluctuations in foreign currency exchange rates;

•	our ability to maintain an effective system of internal controls;

•	our ability to successfully implement our internal operating plans and acquisition strategies;

•	our ability to successfully implement our plans with respect to information technology (IT) systems and processes;

•	our ability to control costs and increase profitability;

•	changes in environmental laws and regulations;

•	changes in warranty obligations;

•	changes in energy costs;

•	changes in tax laws, and interpretations thereof;

•	changes in interest rates;

•	our ability to service our debt facilities and remain in good standing with our lenders;

•	changes in the availability or applicability of our insurance coverage;

•	our ability to maintain a good relationship with our suppliers, subcontractors, and key customers; and

•	the resolution of litigation and other legal proceedings.
For information on additional factors that could cause actual results to differ materially, please refer to the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes as of January 31, 2019, and for the three months ended January 31, 2019 and 2018, included elsewhere herein. For additional information pertaining to our business, including risk factors which should be considered before investing in our common stock, refer to our Annual Report on Form 10-K for the fiscal year ended October 31, 2018.
Our Business
We manufacture components for original equipment manufacturers (OEMs) in the building products industry. These components can be categorized as window and door (fenestration) components and kitchen and bath cabinet components. Examples of fenestration components include (1) energy-efficient flexible insulating glass spacers, (2) extruded vinyl profiles, (3) window and door screens, and (4) precision-formed metal and wood products. We also manufacture cabinet doors and other components for OEMs in the kitchen and bathroom cabinet industry. In addition, we provide certain other non-fenestration components and products, which include solar panel sealants, trim moldings, vinyl decking, fencing, water retention barriers, and conservatory roof components. We use low-cost, short lead-time production processes and engineering expertise to provide our customers with specialized products for their specific window, door, and cabinet applications. We believe these capabilities provide us with unique competitive advantages. We serve a primary customer base in North America and the U.K., and also serve customers in international markets through our operating plants in the U.K. and Germany, as well as through sales and marketing efforts in other countries.
We currently have three reportable business segments: (1) North American Fenestration segment (NA Fenestration), comprising four operating segments primarily focused on the fenestration market in North America manufacturing vinyl profiles, insulating glass spacers, screens & other fenestration components; (2) European Fenestration segment (EU Fenestration), comprising our U.K.-based vinyl extrusion business, manufacturing vinyl profiles and conservatories, and the European insulating glass business manufacturing insulating glass spacers; and (3) North American Cabinet Components segment (NA Cabinet Components), comprising our cabinet door and components operations. We maintain a grouping called Unallocated Corporate & Other, which includes transaction expenses, stock-based compensation, long-term incentive awards based on performance of our common stock and other factors, certain severance and legal costs not allocable to our operating segments, depreciation of corporate assets, interest expense, other, net, income taxes and inter-segment eliminations, and beginning in 2018, executive incentive compensation and medical expense fluctuations relative to planned costs as determined during the annual planning process. Other corporate general and administrative costs have been allocated to the reportable business segments, based upon a relative measure of profitability in order to more accurately reflect each reportable business segment's administrative costs. The accounting policies of our operating segments are the same as those used to prepare our accompanying condensed consolidated financial statements.
In an effort to focus on protecting margins and improving cash flows, we implemented a strategy to reduce our sales volume with certain low-margin customers. During 2017, we rationalized capacity and closed two U.S. vinyl plants and two cabinet door plants, relocating assets to improve overall operational efficiency. Pursuant to these restructuring efforts, we expensed $0.1 million during the three months ended January 31, 2019 and $0.4 million for the comparable prior year period.
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
Recent Transactions and Events
On December 22, 2017, President Trump signed into law a sweeping tax reform bill which includes the following provisions which impact U.S. corporations: (1) reduction of the statutory federal corporate tax rate from 35% to 21%; (2) shifting to a territorial tax system in which foreign earnings could be repatriated through a 100% dividends received deduction; (3) imposing a one-time tax on un-repatriated earnings of 15.5% on cash and 8% on other assets; (4) doubling bonus depreciation to 100% for five years and allowing used property to qualify; (5) limiting net interest expense deductions to 30% of adjusted taxable income; (6) limiting NOL deductions to 80% of taxable income; and (7) repealing the corporate alternative minimum tax. We made an initial assessment of this new tax law and recorded a discrete benefit of $6.5 million, which included a charge of $1.2 million for the one-time mandatory transition tax on deemed repatriation of previously tax-deferred and unremitted foreign earnings during the fiscal year ended October 31, 2018. We completed the accounting for the income tax effects of the act and recorded a benefit of $0.2 million for the re-measurement of the one-time mandatory transition tax during three months ended January 31, 2019.

Market Overview and Outlook
We believe the primary drivers of our operating results continue to be North American new home construction and residential remodeling and replacement (R&R) activity. We believe that housing starts and window shipments are indicators of activity levels in the homebuilding and window industries, and we use this data, as published by or derived from third-party sources, to evaluate the market. We have historically evaluated the market using data from the National Association of Homebuilders (NAHB) with regard to housing starts, and published reports by Ducker Worldwide, LLC (Ducker), a consulting and research firm, with regard to window shipments in the U.S. We obtain market data from Freedonia Group and Catalina Research and KCMA, each a consulting and research firm, for insight into the U.S. residential wood cabinet demand.
Reports and forecasts from these sources indicate continued growth in the markets we serve. The NAHB has forecasted calendar-year housing starts (excluding manufactured units) to increase slightly through 2020. Ducker indicated that window shipments in the R&R market are expected to increase 2% to 3% annually through 2020. Derived from reports published by Ducker, the overall growth in window shipments for the trailing twelve months ended December 31, 2018 was 2.7%. During this period, growth in new construction increased 3.9%, while growth in R&R activity increased 1.7%. Catalina Research estimates residential semi-custom cabinet demand in the U.S. to grow approximately 3% annually through 2020.
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
On June 23, 2016, voters in the U.K. voted for the U.K. to exit the European Union (E.U.) (referred to as Brexit). The U.K. is currently due to leave the E.U. on March 29, 2019, but the actual timing, terms of its withdrawal and the nature of its future with the E.U. are still being decided. Since the 2016 vote, the primary impact on Quanex’s financial performance has been related to foreign currency fluctuations of the British Pound Sterling. This fluctuation has driven foreign currency translation impacts, as well as raw material cost increases from upstream suppliers located outside of the U.K.
Given the lack of comparable precedent, it is difficult for us to predict the future impacts on our U.K. based operations, which accounted for approximately 14% of our total sales for the year ended October 31, 2018. Due to the fact that we manufacture and sell a majority of our U.K. products within the U.K., there is minimal risk to our ability to physically deliver goods and complete sales. As such, we believe we are well positioned within the U.K. to respond to potential changes to underlying demand as a result of the final Brexit outcome. The primary focus for our U.K. operations centers on the availability and pricing of raw materials. While we source the majority of our raw materials from within the U.K., many of the primary upstream raw materials our vendors utilize are being sourced from outside of the U.K., which could expose us to cross-border issues and raw material price impacts due to foreign currency volatility. If the U.K. exits the E.U. without an agreement (referred to as a hard Brexit), there could be complete closure of the U.K. border which could have wide-spread negative ramifications for the U.K. We do not expect a full closure to occur and instead assume at a minimum that trading with certain countries will continue uninterrupted. Since we purchase the same raw materials utilized in our U.K. facilities at our other non-U.K. facilities and source raw materials from multiple countries, we are prepared to utilize our existing Quanex-wide supply infrastructure to minimize potential supply disruptions as much as possible.

Results of Operations
Three Months Ended January 31, 2019 Compared to Three Months Ended January 31, 2018

	Three Months Ended January 31,
	2019	2018	Change $	% Variance
	(Dollars in millions)
Net sales	$196.8	$191.7	$5.1	3%
Cost of sales (excluding depreciation and amortization)	158.6	154.5	4.1	(3)%
Selling, general and administrative	28.0	24.1	3.9	(16)%
Restructuring charges	0.1	0.4	(0.3)	75%
Depreciation and amortization	12.6	13.3	(0.7)	5%
Operating loss	$(2.5)	$(0.6)	$(1.9)	(317)%
Interest expense	(2.4)	(2.4)	—	—%
Other, net	0.3	0.4	(0.1)	(25)%
Income tax benefit	1.0	7.6	(6.6)	(87)%
Net (loss) income	$(3.6)	$5.0	$(8.6)	(172)%
Our period-over-period results by reportable segment follow.

Changes Related to Operating Income by Reportable Segment:
NA Fenestration

	Three Months Ended January 31,
	2019	2018	$ Change	% Variance
	(Dollars in millions)
Net sales	$109.0	$102.7	$6.3	6%
Cost of sales (excluding depreciation and amortization)	87.1	80.1	7.0	(9)%
Selling, general and administrative	13.1	13.4	(0.3)	2%
Restructuring charges	0.1	0.3	(0.2)	67%
Depreciation and amortization	6.9	7.0	(0.1)	1%
Operating income	$1.8	$1.9	$(0.1)	(5)%
Operating income margin	2%	2%
Net Sales. Net sales increased $6.3 million, or 6%, for the three months ended January 31, 2019 compared to the same period in 2018. We experienced $4.7 million of revenue growth driven both by market growth and new volume for our insulating spacer and window components businesses, an increase of $1.1 million related to price and an increase of $0.5 million related to surcharges for commodities, primarily oil used in our insulating spacer business and silicone used in our vinyl business.
Cost of Sales. The cost of sales increased $7.0 million, or 9%, when comparing the three months ended January 31, 2019 to the same period in 2018. Cost of sales increased due to the corresponding increase in volume coupled with inflationary cost increases. A portion of the raw material increases are recovered through surcharges.
Selling, General and Administrative. Selling, general and administrative expenses decreased $0.3 million when comparing the three months ended January 31, 2019 to the same period in 2018. This decrease was due primarily to lower incentive accruals and salary expenses as a result of a planned reduction in headcount.
Restructuring Charges. Restructuring charges of $0.1 million primarily relate to facility lease expenses related to a vinyl extrusion plant which was closed in January 2017 in the U.S. that has not been sublet or otherwise exited as of January 31, 2019. Restructuring charges of $0.3 million incurred for the three months ended January 31, 2018 relate to two such plants in the prior year.
Depreciation and Amortization. Depreciation and amortization expense decreased $0.1 million, or 1% when comparing the three months ended January 31, 2019 and 2018. The incremental depreciation expense associated with property, plant and equipment placed into service during the trailing twelve months ended January 31, 2019 was offset by the run-off of depreciation expense associated with existing assets and disposals during this period.
EU Fenestration

	Three Months Ended January 31,
	2019	2018	$ Change	Variance %
	(Dollars in millions)
Net sales	$35.3	$34.0	$1.3	4%
Cost of sales (excluding depreciation and amortization)	24.5	24.8	(0.3)	1%
Selling, general and administrative	5.7	5.4	0.3	(6)%
Depreciation and amortization	2.2	2.4	(0.2)	8%
Operating income	$2.9	$1.4	$1.5	107%
Operating income margin	8%	4%
Net Sales. Net sales increased $1.3 million, or 4%, when comparing the three months ended January 31, 2019 to the same period in 2018. This increase reflects $1.7 million of base price increases and $1.7 million of volume increases, partially offset by $2.1 million of unfavorable foreign currency rate changes.
Cost of Sales. The cost of sales decreased $0.3 million, or 1%, for the three months ended January 31, 2019 compared to the same period in 2018. The decrease was primarily attributable to foreign currency exchange rate changes, partially offset by higher spending due to the higher volume of products sold.

Selling, General and Administrative. Selling, general and administrative expense increased $0.3 million for the three months ended January 31, 2019 compared to the same period in 2018. The increase was primarily attributable to foreign currency exchange rate changes, and other selling costs at our U.K. vinyl business.
Depreciation and Amortization. Depreciation and amortization expense for the three months ended January 31, 2019 declined $0.2 million when compared to the same period in 2018 primarily due to the effect of changes in exchange rate changes.
NA Cabinet Components

	Three Months Ended January 31,
	2019	2018	$ Change	Variance %
	(Dollars in millions)
Net sales	$53.8	$55.9	$(2.1)	(4)%
Cost of sales (excluding depreciation and amortization)	47.9	50.2	(2.3)	5%
Selling, general and administrative	4.9	4.6	0.3	(7)%
Restructuring charges	—	0.1	(0.1)	100%
Depreciation and amortization	3.3	3.7	(0.4)	11%
Operating loss	$(2.3)	$(2.7)	$0.4	15%
Operating loss margin	(4)%	(5)%
Net Sales. Net sales decreased $2.1 million, or 4%, for the three months ended January 31, 2019 compared to the same period in 2018. On a year-over-year basis, we realized a decrease of $4.4 million related to lower volumes, which was partially offset by $2.3 million of price increases and raw material surcharges.
Cost of Sales. Cost of sales decreased $2.3 million, or 5%, for the three months ended January 31, 2019 compared with the same period in 2018 as a result of lower production volume.
Selling, General and Administrative. Selling, general and administrative expense increased $0.3 million for the three months ended January 31, 2019 compared to the same period in 2018, primarily due to wage inflation over the period, which was partially offset by a decline in workers' compensation.
Restructuring Charges. Restructuring charges of $0.1 million in the three months ended January 31, 2018 represent equipment moving and other related costs associated with the Mexican plant closure effected in October 2016.
Depreciation and Amortization. Depreciation and amortization expense decreased $0.4 million for the three months ended January 31, 2019 compared with the same period in 2018, reflecting the run-off of depreciation expense related to existing assets and disposals during the period.
Unallocated Corporate & Other

	Three Months Ended January 31,
	2019	2018	$ Change	Variance %
	(Dollars in millions)
Net sales	$(1.3)	$(0.9)	$(0.4)	(44)%
Cost of sales (excluding depreciation and amortization)	(0.9)	(0.6)	(0.3)	50%
Selling, general and administrative	4.3	0.7	3.6	(514)%
Depreciation and amortization	0.2	0.2	—	—%
Operating loss	$(4.9)	$(1.2)	$(3.7)	(308)%
Net Sales. Net sales for Unallocated Corporate & Other represents the elimination of inter-segment sales for the three months ended January 31, 2019 and 2018.
Cost of Sales. Cost of sales for Unallocated Corporate & Other consists of the elimination of inter-segment sales, profit in inventory, and other costs.
Selling, General and Administrative. Selling, general and administrative expenses increased $3.6 million for the three months ended January 31, 2019 compared to the same period in 2018. This increase is attributable to $1.6 million of higher medical expenses due to a higher claims experience compared to the prior period. Additionally, we incurred severance expense of $1.2 million as a result of a planned reduction in headcount during the three months ended January 31, 2019 and incurred higher transaction and advisory fees during the period.
Depreciation and Amortization. Depreciation and amortization expense remained flat for the three months ended January 31, 2019 compared to the same period in 2018. Relatively few new assets were placed in service at corporate during the trailing twelve months ended January 31, 2019.
Changes related to Non-Operating Items:
Interest Expense. Interest expense remained flat for the three months ended January 31, 2019 compared to the same period in 2018. Lower interest rates on our revolving credit facility were offset by a higher average outstanding debt balance.
Other, net. The decrease in other, net of $0.1 million at January 31, 2019 compared to the same period in 2018 relates primarily to an increase in net pension benefits.
Income Taxes. We recorded income tax benefit of $1.0 million on a pre-tax loss of $4.6 million for the three months ended January 31, 2019, an effective rate of 21.3% and income tax benefit of $7.6 million on pre-tax loss of $2.6 million for the three months ended January 31, 2018, an effective rate of 289.3%. The difference in the effective rates between these periods relates to the Tax Cuts and Jobs Act (the Act) which was signed into law on December 22, 2017. The Act reduced our federal tax rate from 35.0% to 21.0% effective January 1, 2018. The effective rate for the three months ended January 31, 2019 was further impacted by a discrete charge of $0.1 million related to the vesting or exercise of equity-based compensation awards and a benefit of $0.2 million for the re-measurement of the one-time mandatory transition tax on deemed repatriation of previously tax-deferred and unremitted foreign earnings. Discrete items contributing to the income tax benefit for the three months ended January 31, 2018 included $7.7 million for the re-measurement of our deferred income tax assets and liabilities due to the decrease in the federal corporate income tax rate, a benefit of $0.3 million for the true up of our accruals and related deferred taxes from prior year filings and settled tax audits, and a benefit of $0.1 million related to the vesting or exercise of equity-based compensation awards, partially offset by a tax expense of $1.2 million for the one-time mandatory transition tax on deemed repatriation of previously tax-deferred and unremitted foreign earnings.
Liquidity and Capital Resources
Overview
Historically, our principal sources of funds have been cash on hand, cash flow from operations, and borrowings under our credit facilities.
We maintain a $325.0 million revolving credit facility (collectively, the Credit Facility). The Credit Facility matures in 2023 (5-year term) and requires interest payments calculated, at our election and depending upon our Consolidated Leverage Ratio, at either a Base Rate plus an applicable margin (0.25% to 1.00%) or the LIBOR Rate plus an applicable margin (1.25% to 2.00%). The applicable rate during the three months ended January 31, 2019 fluctuated between LIBOR + 1.50% and 1.75%. In addition to the Consolidated Leverage Ratio covenant, we are required to meet a Consolidated Interest Coverage Ratio covenant, and there are limitations on certain transactions including our ability to incur indebtedness, incur liens, dispose of material assets, acquire businesses, make restricted payments and pay dividends (limited to $20.0 million per year). We are amortizing deferred financing fees of $1.4 million straight-line over the remaining term of the facility.
As of January 31, 2019, we had $17.5 million of cash and equivalents, $215.0 million outstanding under the Credit Facility, $4.7 million of outstanding letters of credit and $17.1 million outstanding under capital leases. We had $105.3 million available for use under the Credit Facility at January 31, 2019.
We repatriated $2.3 million of foreign cash during the three months ended January 31, 2019. We expect to repatriate excess cash moving forward and utilize the funds to retire debt or meet current working capital needs.

Analysis of Cash Flow
The following table summarizes our cash flow results for the three months ended January 31, 2019 and 2018:

	Three Months Ended
	January 31,
	2019	2018
	(In millions)
Cash (used for) provided by operating activities	$(20.2)	$8.2
Cash used for investing activities	$(6.2)	$(7.7)
Cash provided by (used for) financing activities	$14.6	$(4.4)
Operating Activities. Operating cash flow for the three months ended January 31, 2019 declined approximately $28.4 million compared to the three months ended January 31, 2018. Cash receipts were unfavorably impacted by a reduction in net income as well as unfavorable working capital changes, including a higher payout of accrued incentives, higher spending on the seasonal inventory build, and a decrease in accounts receivable collections compared to 2018.
Investing Activities. Cash used for investing activities decreased $1.5 million when comparing the three months ended January 31, 2019 to the same period in 2018 related to a decline in capital expenditures.
Financing Activities. Cash provided by financing activities was $14.6 million for the three months ended January 31, 2019, primarily attributable to $19.5 million of net borrowings of debt, partially offset by dividends paid to our shareholders of $2.7 million, and $2.0 million related to the purchase of treasury stock. For the three months ended January 31, 2018, cash used for financing activities was $4.4 million, primarily attributable to $4.5 million of net repayments of debt, dividends paid to our shareholders of $1.4 million, and $0.7 million of cash paid for payroll taxes related to stock based compensation, partially offset by $2.2 million of proceeds received from stock option exercises.
Liquidity Requirements
Our strategy for deploying cash is to invest in organic growth opportunities, develop our infrastructure, and make strategic acquisitions. Other uses of cash include paying cash dividends to our shareholders and repurchasing our common stock. We have historically invested cash and cash equivalents in commercial paper with terms of three months or less. We did not have any investments during the three months ended January 31, 2019 and 2018. We maintain cash balances in foreign countries which total $12.7 million as of January 31, 2019. During the three months ended January 31, 2019, we repatriated $2.3 million of foreign earnings from our insulating glass business in Germany.
Critical Accounting Policies and Estimates
The preparation of our financial statements in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP) requires us to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. Estimates and assumptions about future events and their effects cannot be perceived with certainty. Estimates may change as new events occur, as more experience is acquired, as additional information becomes available and as our operating environment changes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, and that we believe provide a basis for making judgments about the carrying value of assets and liabilities that are not readily available through open market quotes. We must use our judgment with regard to uncertainties in order to make these estimates. Actual results could differ from these estimates.
For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended October 31, 2018. Our critical accounting policies and estimates have not changed materially during the three months ended January 31, 2019.

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
In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842): Amendments to the Accounting Standards Codification. These amendments replace current guidance and require the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. The amendments apply to any entity that enters into leasing arrangements. This guidance becomes effective for fiscal years beginning after December 15, 2018, and, therefore, we will adopt this pronouncement in fiscal 2020. We are currently evaluating the impact of this pronouncement on our consolidated financial statements.
Refer to our Annual Report on Form 10-K for the year ended October 31, 2018 for additional standards we are currently evaluating.

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
Interest Rate Risk
Our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Based upon the balances of the variable rate debt at January 31, 2019, a hypothetical 1.0% increase or decrease in interest rates could result in approximately $2.2 million of additional pretax charges or credit to our operating results per year. This sensitivity is impacted by the amount of borrowings under our credit facilities, and amounts outstanding under finance leases.
Foreign Currency Rate Risk
Our international operations have exposure to foreign currency rate risks, primarily due to fluctuations in the Euro, the British Pound Sterling and the Canadian Dollar. From time to time, we enter into foreign exchange contracts associated with our operations to manage a portion of the foreign currency rate risk.
The notional and fair market values of these positions at January 31, 2019 and October 31, 2018, were as follows (in thousands):

		Notional as indicated		Fair Value in $
		January 31, 2019	October 31, 2018	January 31, 2019	October 31, 2018
Foreign currency derivatives:
Buy EUR, sell USD	EUR	$1,809	$455	$17	$1
Sell CAD, buy USD	CAD	179	229	(3)	—
Sell GBP, buy USD	GBP	109	22	—	—
Buy EUR, sell GBP	EUR	163	34	1	—
Buy USD, sell EUR	USD	—	12	—	—
At January 31, 2019 and October 31, 2018, we held foreign currency derivative contracts hedging cross-border intercompany and commercial activity for our insulating glass spacer business. Although these derivatives hedge our exposure to fluctuations in foreign currency rates, we do not apply hedge accounting and therefore, the change in the fair value of these foreign currency derivatives is recorded directly to other income and expense in the accompanying condensed consolidated statements of income (loss). To the extent the gain or loss on the derivative instrument offsets the gain or loss from the re-measurement of the underlying foreign currency balance, changes in exchange rates should have no effect. See Note 9, "Derivative Instruments," to the accompanying unaudited condensed consolidated financial statements contained elsewhere herein.
During the three months ended January 31, 2018, we maintained an unhedged foreign currency position associated with debt borrowed to facilitate an acquisition within our EU Fenestration business, resulting in an unrealized gain of $0.3 million associated with this foreign currency exposure.
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
Similarly, our NA Cabinet Components business includes a surcharge provision in the majority of its customer arrangements to insulate against significant fluctuations in the price for various hardwood products used as the primary raw material for kitchen and bathroom cabinet doors. We are exposed to short-term volatility in wood prices due to a lag in the timing of price updates which generally could extend for up to three months.
While we maintain surcharges and other adjusters to manage our exposure to changes in the prices of our critical raw materials, we utilize several commodities in our business that are not covered by contractual surcharges or adjusters for which pricing can fluctuate, including titanium dioxide (TiO2), aluminum, silicone and other inputs.  Further discussion of our industry risks is included within our Annual Report on Form 10-K for the year ended October 31, 2018.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (1934 Act) as of January 31, 2019. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2019, the disclosure controls and procedures are effective.
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
During the three months ended January 31, 2019, we repurchased common stock as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum US Dollars Remaining that May Yet Be Used to Purchase Shares Under the Plans or Programs (1)
November 1, 2018 through November 30, 2018	—	$—	—	$27,966,000
December 1, 2018 through December 31, 2018 (2)	101,954	14.08	82,875	26,830,097
January 1, 2019 through January 31, 2019 (2)	62,549	14.41	61,155	$25,949,910
Total	164,503	$14.20	144,030
(1) On August 30, 2018, our Board of Directors approved a stock repurchase program that authorized the repurchase of up to $60.0 million worth of shares of our common stock. Repurchases under the new program will be made in open market transactions or privately negotiated transactions, subject to market conditions, applicable legal requirements and other relevant factors. The program does not have an expiration date or a limit on the number of shares that may be repurchased.
(2) December 2018 and January 2019 include 19,079 and 1,394 shares, respectively, cancelled in connection with tax withholding related to the vesting of restricted share awards. Shares so cancelled are cancelled pursuant to the terms of our 2008 Omnibus Incentive Plan, as amended, and are not part of any publicly announced share repurchase authorizations.

Item 6. Exhibits
The exhibits required to be furnished pursuant to Item 6 are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANEX BUILDING PRODUCTS CORPORATION

Date:	March 6, 2019	/s/ Brent L. Korb
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