Form 10-Q
period 2019-04-30
Quanex Building Products CORP
filed 2019-06-05
CIK 1423221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________
FORM 10-Q
 ________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2019
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
Registrant’s telephone number, including area code: (713) 961-4600
  ________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NX	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
The number of shares outstanding of the registrant's Common Stock as of June 3, 2019 was 33,121,513.

QUANEX BUILDING PRODUCTS CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 30, 2019	October 31, 2018
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$20,262	$29,003
Accounts receivable, net of allowance for doubtful accounts of $425 and $325	80,646	84,014
Inventories, net	86,581	70,730
Prepaid and other current assets	8,458	7,296
Total current assets	195,947	191,043
Property, plant and equipment, net of accumulated depreciation of $304,366 and $288,607	197,182	201,370
Goodwill	190,638	219,627
Intangible assets, net	114,921	121,919
Other assets	8,354	9,255
Total assets	$707,042	$743,214
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$48,743	$52,389
Accrued liabilities	31,554	45,968
Income taxes payable	2,971	2,780
Current maturities of long-term debt	1,082	1,224
Total current liabilities	84,350	102,361
Long-term debt	224,743	209,332
Deferred pension and postretirement benefits	5,797	4,218
Deferred income taxes	16,417	17,510
Other liabilities	14,847	14,571
Total liabilities	346,154	347,992
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, shares authorized 1,000,000; issued and outstanding - none	—	—
Common stock, $0.01 par value, shares authorized 125,000,000; issued 37,403,044 and 37,433,817, respectively; outstanding 33,121,513 and 33,339,032, respectively	374	374
Additional paid-in-capital	253,679	254,678
Retained earnings	210,406	243,904
Accumulated other comprehensive loss	(28,127)	(30,705)
Less: Treasury stock at cost, 4,281,531 and 4,094,785 shares, respectively	(75,444)	(73,029)
Total stockholders’ equity	360,888	395,222
Total liabilities and stockholders' equity	$707,042	$743,214
The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2019	2018	2019	2018
	(In thousands, except per share amounts)
Net sales	$218,203	$214,212	$415,011	$405,878
Cost and expenses:
Cost of sales (excluding depreciation and amortization)	171,378	169,030	329,935	323,546
Selling, general and administrative	23,722	23,863	51,748	47,971
Restructuring charges	84	242	187	608
Depreciation and amortization	12,404	13,310	24,976	26,583
Asset impairment charges	29,978	—	29,978	—
Operating (loss) income	(19,363)	7,767	(21,813)	7,170
Non-operating (expense) income:
Interest expense	(2,602)	(2,502)	(5,044)	(4,943)
Other, net	(54)	264	202	689
(Loss) income before income taxes	(22,019)	5,529	(26,655)	2,916
Income tax (expense) benefit	(1,955)	(1,393)	(968)	6,167
Net (loss) income	$(23,974)	$4,136	$(27,623)	$9,083

Basic (loss) income per common share	$(0.73)	$0.12	$(0.84)	$0.26

Diluted (loss) income per common share:	$(0.73)	$0.12	$(0.84)	$0.26

Weighted-average common shares outstanding:
Basic	32,951	34,796	33,026	34,731
Diluted	32,951	35,115	33,026	35,166

Cash dividends per share	$0.08	$0.04	$0.16	$0.08

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2019	2018	2019	2018
	(In thousands)
Net (loss) income	$(23,974)	$4,136	$(27,623)	$9,083
Other comprehensive income:
Foreign currency translation (loss) gain	(1,484)	(5,328)	2,582	5,822
Change in pension from net unamortized loss adjustment (pretax)	—	—	(11)	—
Change in pension from net unamortized loss adjustment tax benefit (expense)	—	—	7	(697)
Other comprehensive (loss) income	(1,484)	(5,328)	2,578	5,125
Comprehensive (loss) income	$(25,458)	$(1,192)	$(25,045)	$14,208

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	April 30,
	2019	2018
	(In thousands)
Operating activities:
Net (loss) income	$(27,623)	$9,083
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	24,976	26,583
Stock-based compensation	1,043	211
Deferred income tax	(1,256)	(8,087)
Asset impairment charges	29,978	—
Other, net	1,078	(321)
Changes in assets and liabilities:
Decrease in accounts receivable	3,479	3,357
Increase in inventory	(15,522)	(4,623)
Increase in other current assets	(681)	(1,047)
(Decrease) increase in accounts payable	(2,617)	378
Decrease in accrued liabilities	(14,716)	(5,220)
Increase in income taxes payable	183	25
Increase in deferred pension and postretirement benefits	1,567	1,457
Decrease in other long-term liabilities	(131)	(38)
Other, net	385	(143)
Cash provided by operating activities	143	21,615
Investing activities:
Capital expenditures	(13,022)	(15,213)
Proceeds from disposition of capital assets	298	180
Cash used for investing activities	(12,724)	(15,033)
Financing activities:
Borrowings under credit facilities	57,500	21,500
Repayments of credit facility borrowings	(42,500)	(34,000)
Repayments of other long-term debt	(784)	(442)
Common stock dividends paid	(5,335)	(2,800)
Issuance of common stock	27	2,564
Payroll tax paid to settle shares forfeited upon vesting of stock	(322)	(706)
Purchase of treasury stock	(4,702)	—
Cash provided by (used for) financing activities	3,884	(13,884)
Effect of exchange rate changes on cash and cash equivalents	(44)	(55)
Decrease in cash and cash equivalents	(8,741)	(7,357)
Cash and cash equivalents at beginning of period	29,003	17,455
Cash and cash equivalents at end of period	$20,262	$10,098
The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

Six Months Ended April 30, 2019	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	(In thousands, no per share amounts shown except in verbiage)
Balance at October 31, 2018	$374	$254,678	$243,904	$(30,705)	$(73,029)	$395,222
Net loss	—	—	(3,649)	—	—	(3,649)
Foreign currency translation adjustment	—	—	—	4,066	—	4,066
Common dividends ($0.08 per share)	—	—	(2,675)	—	—	(2,675)
Purchase of treasury stock	—	—	—	—	(2,016)	(2,016)
Stock-based compensation activity:
Expense related to stock-based compensation	—	224	—	—	—	224
Stock options exercised	—	—	(35)	—	62	27
Restricted stock awards granted	—	(1,649)	(496)	—	2,145	—
Other	—	(322)	—	(4)	—	(326)
Balance at January 31, 2019	$374	$252,931	$237,049	$(26,643)	$(72,838)	$390,873
Net loss	—	—	(23,974)	—	—	(23,974)
Foreign currency translation adjustment	—	—	—	(1,484)	—	(1,484)
Common dividends ($0.08 per share)	—	—	(2,660)	—	—	(2,660)
Purchase of treasury stock	—	—	—	—	(2,686)	(2,686)
Stock-based compensation activity:
Expense related to stock-based compensation	—	819	—	—	—	819
Stock options exercised	—	—	—	—	—	—
Restricted stock awards granted	—	(71)	(9)	—	80	—
Balance at April 30, 2019	$374	$253,679	$210,406	$(28,127)	$(75,444)	$360,888

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
Contract assets and liabilities
Deferred revenue, which is not significant, is recorded when we have remaining unsatisfied performance obligations for which we have received consideration. As of April 30, 2019, accounts receivables were $80.6 million.
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
The following table summarizes our product sales for the three and six months ended April 30, 2019 and April 30, 2018 into groupings by segment which we believe depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors. For further details regarding our results by segment, refer to Note 13, “Segment Information”.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three months ended		Six Months Ended
	April 30,		April 30,
	2019	2018	2019	2018
	(In thousands)
North American Fenestration:
United States - fenestration	$99,144	$97,005	$193,029	$184,787
International - fenestration	8,096	8,897	16,302	15,906
United States - non-fenestration	4,803	4,697	8,308	8,843
International - non-fenestration	3,303	3,558	6,756	7,347
	$115,346	$114,157	$224,395	$216,883
European Fenestration:
International - fenestration	$34,973	$32,847	$65,696	$62,716
International - non-fenestration	6,650	5,977	11,181	10,104
	$41,623	$38,824	$76,877	$72,820
North American Cabinet Components:
United States - fenestration	$2,997	$3,403	$6,349	$6,850
United States - non-fenestration	59,220	58,698	109,181	110,703
International - non-fenestration	619	567	1,158	1,037
	$62,836	$62,668	$116,688	$118,590
Unallocated Corporate & Other
Eliminations	$(1,602)	$(1,437)	$(2,949)	$(2,415)
	$(1,602)	$(1,437)	$(2,949)	$(2,415)
Net sales	$218,203	$214,212	$415,011	$405,878

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
We closed a kitchen and bathroom cabinet door business in Mexico in October 2016 and another plant in Lansing, Kansas in September 2017. We closed two U.S. vinyl operations plants in November 2016 and January 2017. Pursuant to these restructuring efforts, we expensed $0.1 million and $0.2 million during the three and six months ended April 30, 2019, respectively, and $0.2 million and $0.6 million, respectively, for the comparable prior year periods. We have not negotiated an exit from our lease obligation, which is deemed to be at fair market value, at our remaining closed plant location. We expect to continue to incur costs related to this operating lease during fiscal 2019 until we are able to sublet or otherwise exit the lease.
Accounting Change - Inventories
We record inventory at the lower of cost or market value. Inventories are valued using the first-in first-out (FIFO) method. In the second quarter of 2019, we changed the method of inventory costing for certain inventory in two plants included in our North American Fenestration reportable business segment to the FIFO method from the last-in first-out (LIFO) method. We utilize the FIFO method to determine costs at all of our other operating locations. We believe that the FIFO method is preferable as it provides uniformity of inventory valuation across our global operations, aligns with a majority of our peers which use FIFO as their only inventory valuation method, and provides better matching of revenues and expenses. The impact of this change in accounting principle on the financial statements for each period presented is further explained in Note 2, “Inventories.”

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Inventories
Inventories consisted of the following at April 30, 2019 and October 31, 2018:

	April 30, 2019	October 31, 2018
	(In thousands)
Raw materials	$42,886	$41,584
Finished goods and work in process	44,772	31,727
Supplies and other	3,075	1,794
Total	90,733	75,105
Less: Inventory reserves	4,152	4,375
Inventories, net	$86,581	$70,730

Fixed costs related to excess manufacturing capacity, if any, have been expensed in the period they were incurred and, therefore, are not capitalized into inventory.
As described in Note 1, “Nature of Operations and Basis of Presentation - Accounting Change - Inventories,” in the second quarter of 2019, we elected to change our method of accounting for certain inventory in our North American Fenestration reportable business segment from LIFO to FIFO. We applied this change in method of inventory costing by retrospectively adjusting the prior period financial statements. As a result of the retrospective application of the change in accounting principle, certain amounts in our condensed consolidated balance sheet as of October 31, 2018 were adjusted as follows:

	As reported	Impact of change to FIFO	As adjusted
	(In thousands)
Inventories	$69,365	$1,365	$70,730
Deferred income taxes	17,215	295	17,510
Retained earnings	242,834	$1,070	243,904

3. Goodwill and Intangible Assets
Goodwill
The change in the carrying amount of goodwill for the six months ended April 30, 2019 was as follows:

Six Months Ended
April 30, 2019
(In thousands)
Beginning balance as of November 1, 2018	$219,627
Goodwill impairment charge	(29,978)
Foreign currency translation adjustment	989
Balance as of the end of the period	$190,638

At our last annual test date, August 31, 2018, we evaluated the recoverability of goodwill at each of our five reportable units with goodwill balances and determined that our goodwill was not impaired.  For the reportable unit included in our NA Cabinet Components operating segment, we experienced financial performance for the year to date period ending March 31, 2019 that was below our annual budget. As a result, we developed a new long-range forecast for this reporting unit that was below its previous long-range forecast as a result of an industry-wide shift from semi-custom cabinets to stock cabinets. We determined that the combination of i) actual financial results below planned performance, ii) a downward revision of the long-range forecast, and iii) the historical narrow margin of fair value over carrying value in previous annual and interim goodwill assessments represented a triggering event that that would more likely than not indicate that the carrying value of a reporting unit was greater than its fair value. Therefore, we performed a quantitative assessment (previously referred to as step one) of the goodwill impairment test at March 31, 2019.  The step one test was conducted using multiple valuation techniques, including a discounted cash flow analysis, which utilize Level 3 fair value inputs. During the six months ended April 30, 2019, we adopted a new accounting standard which

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

removed the requirement to perform any further testing beyond the quantitative assessment, as further described in Note 15, "New Accounting Guidance." As a result of the step one test, we recorded an impairment charge of $30.0 million, reducing the goodwill balance applicable to the reporting unit included in our NA Cabinet Components operating segment from $113.7 million to $83.7 million. For a summary of the change in the carrying amount of goodwill by segment, see Note 13, "Segment Information."
Identifiable Intangible Assets
Amortizable intangible assets consisted of the following as of April 30, 2019 and October 31, 2018:

	April 30, 2019		October 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Customer relationships	$154,206	$64,663	$153,704	$59,332
Trademarks and trade names	55,828	34,179	55,583	32,668
Patents and other technology	22,286	18,557	22,278	17,646
Total	$232,320	$117,399	$231,565	$109,646

During the six months ended April 30, 2019, we retired identifiable intangible assets of $0.3 million related to customer relationships.
We had aggregate amortization expense related to intangible assets for the three and six months ended April 30, 2019 of $3.9 million and $7.9 million, respectively, and $4.1 million and $8.2 million, respectively, for the comparable prior year periods.
Estimated remaining amortization expense, based on current intangible balances, for each of the fiscal years ending October 31, is as follows (in thousands):

Estimated Amortization Expense
2019 (remaining six months)	$7,462
2020	14,282
2021	12,562
2022	11,939
2023	11,193
Thereafter	57,483
Total	$114,921

4. Debt and Capital Lease Obligations
Debt consisted of the following at April 30, 2019 and October 31, 2018:

	April 30, 2019	October 31, 2018
	(In thousands)
Revolving Credit Facility	$210,000	$195,000
Capital lease obligations and other	17,162	17,043
Unamortized deferred financing fees	(1,337)	(1,487)
Total debt	$225,825	$210,556
Less: Current maturities of long-term debt	1,082	1,224
Long-term debt	$224,743	$209,332

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
As of April 30, 2019, we had $210.0 million of borrowings outstanding under the Credit Agreement (reduced by unamortized debt issuance costs of $1.3 million), $4.8 million of outstanding letters of credit and $17.2 million outstanding primarily under capital leases. We had $110.2 million available for use under the Credit Agreement at April 30, 2019. Outstanding borrowings under the Credit Agreement accrue interest at 4.23% per annum. Our weighted average borrowing rate for borrowings outstanding during the six months ended April 30, 2019 and 2018 was 4.14% and 3.55%, respectively. We were in compliance with our debt covenants as of April 30, 2019.
Other Debt Instruments
We maintain certain capital lease obligations related to equipment purchases, vehicles, and warehouse space. The cost and accumulated depreciation of property, plant and equipment under all outstanding capital leases at April 30, 2019 was $22.6 million and $4.1 million, respectively, including $17.6 million and $2.4 million, respectively, related to warehouse space. Our total obligations under capital leases and other total $17.2 million at April 30, 2019, of which $1.3 million is classified in the current portion of long-term debt and $15.9 million is classified as long-term debt on the accompanying unaudited condensed consolidated balance sheets. These obligations accrue interest at an average rate of 3.60%, and extend through the year 2036.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Retirement Plans
Pension Plan
Our non-contributory, single employer defined benefit pension plan covers a majority of our employees in the U.S. The net periodic pension cost for this plan for the three and six months ended April 30, 2019 and 2018 was as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2019	2018	2019	2018
	(In thousands)
Service cost	$837	$1,023	$1,814	$1,972
Interest cost	445	354	728	568
Expected return on plan assets	(445)	(621)	(988)	(1,087)
Amortization of net loss	46	(102)	62	42
Net periodic pension cost	$883	$654	$1,616	$1,495

During September 2018, we contributed $0.8 million to fund our plan, and we expect to make a contribution to our plan in September 2019 of approximately $5.4 million, which is in line with our policy to make the minimum annual contributions required while maintaining 100% percent funding.
Other Plans
We also have a supplemental benefit plan covering certain executive officers and key employees and a non-qualified deferred compensation plan covering members of the Board of Directors and certain key employees. As of April 30, 2019 and October 31, 2018, our liability under the supplemental benefit plan was approximately $3.4 million. As of April 30, 2019 and October 31, 2018, the liability associated with the deferred compensation plan was approximately $3.7 million and $3.5 million, respectively. We record the current portion of liabilities associated with these plans under the caption "Accrued Liabilities," and the long-term portion under the caption "Other Liabilities" in the accompanying condensed consolidated balance sheets.
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
A reconciliation of the activity related to our accrued warranty, including both the current and long-term portions (reported in accrued liabilities and other liabilities, respectively, on the accompanying condensed consolidated balance sheets) follows:

Six Months Ended
April 30, 2019
(In thousands)
Beginning balance as of November 1, 2018	$295
Provision for warranty expense	11
Warranty costs paid	(16)
Total accrued warranty as of April 30, 2019	$290
Less: Current portion of accrued warranty	142
Long-term portion of accrued warranty	$148

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Income Taxes
To determine our income tax expense or benefit for interim periods, consistent with accounting standards, we apply the estimated annual effective income tax rate to year-to-date results. Our estimated annual effective tax rates for the each of the six months ended April 30, 2019 and 2018 was 24.3% and 24.0%, respectively, excluding discrete items. On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the Act), which significantly changed U.S. tax law. The Act reduced our federal income tax statutory rate from 35.0% to 23.3% for the fiscal year ended October 31, 2018.
The 2019 effective rate was impacted by a discrete charge of $0.1 million related to the vesting or exercise of equity-based compensation awards and a benefit of $0.2 million for the adjustment of the one-time mandatory transition tax on deemed repatriation of previously tax-deferred and unremitted foreign earnings. Additionally, during the three months ended April 30, 2019, we recorded a non-deductible $30.0 million asset impairment charge in the North American Cabinet Components segment, which is further explained in Note 3, "Goodwill and Intangible Assets." Discrete items contributing to the income tax benefit for the six months ended April 30, 2018 included $7.7 million for the re-measurement of our deferred income tax assets and liabilities due to the decrease in the federal corporate income tax rate, a benefit of $0.3 million for the true up of our accruals and related deferred taxes from prior year filings and settled tax audits, and a benefit of $0.1 million related to the vesting or exercise of equity-based compensation awards, partially offset by a tax expense of $1.2 million for the one-time mandatory transition tax on deemed repatriation of previously tax-deferred and unremitted foreign earnings.
The following table reconciles our effective income tax rate to the federal statutory rate of 21.0% and 23.3% for the six months ended April 30, 2019 and 2018, respectively:

	Six months ended April 30,
	2019	2018
U.S. tax at statutory rate	21.0%	23.3%
State and local income tax	2.5	2.7
Non-U.S. income tax	0.3	(1.0)
Other permanent differences	0.5	(1.0)
Deferred rate impact of enactment of tax reform	—	(266.5)
Tax impact of stock based compensation	(0.4)	(1.4)
Impact of deemed repatriation	0.7	42.0
Return to actual adjustments	(0.8)	(9.6)
Asset impairment charges	(27.4)	—
Effective tax rate	(3.6)%	(211.5)%

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
In light of the Act, we repatriated $5.3 million of excess cash from our foreign operations during the three months ended April 30, 2019. This repatriation of excess cash was a portion of the one-time mandatory transition tax discussed above. We will continue to evaluate our foreign cash position and may repatriate additional foreign earnings in the future. With the exception of the one-time mandatory transition tax on deemed repatriation of previously tax-deferred and unremitted foreign earnings, we do not anticipate any material tax impact from any potential repatriation of previously unremitted foreign earnings.
As of April 30, 2019, our liability for uncertain tax positions (UTP) of $0.6 million relates to certain state tax items regarding the interpretation of tax laws and regulations. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. The final outcome of the future tax consequences of legal proceedings, if any, as well as the outcome of competent authority proceedings, changes in regulatory tax laws, or interpretation of those tax laws could impact our financial statements. We are subject to the effect of these matters occurring in various jurisdictions. The

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

disallowance of the UTP would not materially affect the annual effective tax rate. We do not believe any of the UTP at April 30, 2019 will be recognized within the next twelve months.
We evaluate the likelihood of realization of our deferred tax assets by considering both positive and negative evidence. We believe there is no need for a valuation allowance of the federal net operating losses. We will continue to evaluate our position throughout the year. We maintain a valuation allowance for certain state net operating losses which totaled $1.3 million at April 30, 2019.
Our federal income tax return for the fiscal year ended October 31, 2017 is currently under audit by the Internal Revenue Service.
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
We have been and are currently party to multiple claims, some of which are in litigation, relating to alleged defects in a commercial sealant product that was manufactured and sold during the 2000's. During the six months ended April 30, 2018, our insurance carrier reimbursed fees and expenses originally incurred as part of our defense of these various commercial sealant claims totaling $0.5 million. There were no corresponding reimbursements received during the six months ended April 30, 2019. While we believe that our product was not defective and that we would prevail in these commercial sealant product claims if taken to trial, the timing, ultimate resolution and potential impact of these claims is not currently determinable. Nevertheless, after taking into account all currently available information, including our defenses, the advice of our counsel, and the extent and currently-expected availability of our existing insurance coverage, we believe that the eventual outcome of these commercial sealant claims will not have a material adverse effect on our overall financial condition, results of operations or cash flows, and we have not recorded any accrual with regard to these claims.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
We have not designated any of our derivative contracts as hedges for accounting purposes in accordance with the provisions under the Accounting Standards Codification Topic 815 "Derivatives and Hedging" (ASC 815). Therefore, changes in the fair value of these contracts and the realized gains and losses are recorded in the unaudited condensed consolidated statements of (loss) income for the three and six months ended April 30, 2019 and 2018 as follows (in thousands):

		Three Months Ended		Six Months Ended
		April 30,		April 30,
Location of (losses) gains:		2019	2018	2019	2018
Other, net	Foreign currency derivatives	$(30)	$26	$(19)	$(29)

We have chosen not to offset any of our derivative instruments in accordance with the provisions of ASC 815. Therefore, the assets and liabilities are presented on a gross basis on the accompanying condensed consolidated balance sheets. Less than $0.1 million of fair value related to foreign currency derivatives was included in prepaid and other current assets as of October 31, 2018. Less than $0.1 million of fair value related to foreign currency derivatives was included in accrued liabilities as of April 30, 2019.
The following table summarizes the notional amounts and fair value of outstanding derivative contracts at April 30, 2019 and October 31, 2018 (in thousands):

		Notional as indicated		Fair Value in $
		April 30, 2019	October 31, 2018	April 30, 2019	October 31, 2018
Foreign currency derivatives:
Sell EUR, buy USD	EUR	1,644	455	$(1)	$1
Sell CAD, buy USD	CAD	201	229	(1)	—
Sell GBP, buy USD	GBP	250	22	(2)	—
Buy EUR, sell GBP	EUR	67	34	(1)	—
Buy USD, sell EUR	USD	3	12	—	—

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
As of April 30, 2019 and October 31, 2018, foreign currency derivatives were the only instruments being measured on a recurring basis. Less than $0.1 million of foreign currency derivatives were included in total liabilities as of April 30, 2019 and less than $0.1 million of foreign currency derivatives were included in total assets as of October 31, 2018. All of our derivative contracts are valued using quoted market prices from brokers or exchanges and are classified within Level 2 of the fair value hierarchy.
Carrying amounts reported on the balance sheet for cash, cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. Our outstanding debt is variable rate debt that re-prices frequently, thereby limiting our exposure to significant change in interest rate risk. As a result, the fair value of our debt instrument approximates carrying value at April 30, 2019, and October 31, 2018 (Level 3 measurement).
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
A summary of non-vested restricted stock awards activity during the six months ended April 30, 2019 is presented below:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value per Share
Non-vested at October 31, 2018	217,200	$19.76
Granted	124,800	$13.78
Forfeited	(10,300)	$19.98
Vested	(67,900)	$19.18
Non-vested at April 30, 2019	263,800	$17.06
The total weighted average grant-date fair value of restricted stock awards that vested during each of the three and six month periods ended April 30, 2019 and 2018 was $1.3 million. As of April 30, 2019, total unrecognized compensation cost related to unamortized restricted stock awards was $2.5 million. We expect to recognize this expense over the remaining weighted average vesting period of 2.1 years.
Stock Options
Historically, stock options have been awarded to key employees, officers and non-employee directors. Effective May 2015, the director compensation structure was revised to eliminate the annual grant of stock options to non-employee directors. During December 2017, the Compensation & Management Development Committee of the Board of Directors approved a change to the long-term incentive award program eliminating the grant of stock options and replacing this award with a grant of performance restricted stock units as further described below. As a result, stock options were not granted during the year ended October 31, 2018 or during the six months ended April 30, 2019. Employee stock options typically vest ratably over a three-year period with

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

service and continued employment as the vesting conditions. Our stock options may be exercised up to a maximum of ten years from the date of grant. The fair value of the stock options is determined on the grant date and expensed over the vesting period resulting in an increase in additional paid-in-capital. For employees who are nearing retirement-eligibility, we recognize stock option expense ratably over the shorter of the vesting period or the period from the grant-date to the retirement-eligibility date.
We use a Black-Scholes pricing model to estimate the fair value of stock options. A description of the methodology for the valuation assumptions was disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018.
The following table summarizes our stock option activity for the six months ended April 30, 2019:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000s)
Outstanding at October 31, 2018	1,753,656	$18.47
Granted	—	$—
Exercised	(3,500)	$7.83
Forfeited/Expired	(11,900)	$18.80
Outstanding at April 30, 2019	1,738,256	$18.49	4.5	$422
Vested or expected to vest at April 30, 2019	1,748,256	$18.49	4.5	$422
Exercisable at April 30, 2019	1,644,517	$18.43	4.3	$422

Intrinsic value is the amount by which the market price of the common stock on the date of exercise exceeds the exercise price of the stock option. The total intrinsic value of stock options exercised during the six months ended April 30, 2019 and 2018 was less than $0.1 million and $1.9 million, respectively. The weighted-average grant date fair value of stock options that vested during the six months ended April 30, 2019 and 2018 was $1.1 million and $1.5 million, respectively. As of April 30, 2019, total unrecognized compensation cost related to stock options was $0.1 million. We expect to recognize this expense over the remaining weighted average vesting period of 0.6 years.
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
As of April 30, 2019, there were no non-vested restricted stock units. During the six month periods ended April 30, 2019 and 2018, non-employee directors received 29,065 and 18,050 restricted stock units, respectively, at a grant date fair value of $15.29 per share and $21.85 per share, respectively, which vested immediately. During the six month period ended April 30, 2019, we paid less than $0.4 million to settle previously vested restricted stock units; there were no corresponding payments to settled vested restricted stock units during the comparable prior year period.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

To value the shares subject to the market condition, we utilized a Monte Carlo simulation model to arrive at a grant-date fair value. This amount will be expensed over the three-year term of the award with a credit to additional paid-in-capital. To value the shares subject to the EPS and RONA performance measures, we used the value of our common stock on the date of grant as the grant-date fair value per share. This amount is being expensed over the three-year term of the award, with a credit to additional paid-in-capital, and could fluctuate depending on the number of shares ultimately expected to vest based on our assessment of the probability that the performance conditions will be achieved. The portion of the awards expected to settle in cash is recorded as a liability and is being marked to market over the three-year term of the award, and can fluctuate depending on the number of shares ultimately expected to vest. Depending on the achievement of the performance conditions, 0% to 200% of the awarded performance shares may ultimately vest.
The following table summarizes our performance share grants and the grant date fair value for the EPS, R-TSR and RONA performance metrics:

		Grant Date Fair Value
Grant Date	Shares Awarded	EPS	R-TSR	RONA	Shares Forfeited
November 30, 2016	186,500	$19.45	$26.61	$—	20,730
December 7, 2017	146,500	$20.70	$21.81	$—	17,408
December 5, 2018	131,500	$—	$—	$13.63	—

On December 3, 2018 and January 25, 2019, a total of 139,164 shares vested pursuant to the December 2015 grant and a total of 4,300 shares vested pursuant to the January 2016 grant, however performance conditions resulted in no share issuances or cash payments for either of these awards. The November 2016 and December 2017 grants include a return on invested capital (ROIC) metric which, if achieved, could enhance the number of shares that are ultimately issued but cannot exceed the maximum (200%). Due to the uncertainty with regard to achieving this metric, no value has been assigned. In the event and at such time the metric is deemed achievable, compensation expense will begin to be recognized through the remaining vesting period. During the three and six months ended April 30, 2019, we recorded compensation expense of $0.4 million and less than $0.1 million related to the expected payout of our performance share awards that are outstanding as of April 30, 2019. During the three and six months ended April 30, 2018, we recorded a decrease in compensation expense of $1.0 million and $1.6 million related to the expected payouts of performance share awards that were outstanding as of April 30, 2018.
Performance share awards are not considered outstanding shares and do not have voting rights, although dividends are accrued over the performance period and will be payable in cash based upon the number of performance shares ultimately earned.
The performance shares are excluded from the diluted weighted-average shares used to calculate earnings per share until the performance criteria is probable to result in the issuance of contingent shares. As of April 30, 2019, we have deemed 31,470 shares related to the November 2016 grants of performance shares as probable to vest.
Performance Restricted Stock Units
We awarded performance restricted stock units to key employees and officers beginning in December 2017. These awards cliff vest upon a three-year service period with the absolute total shareholder return of our common stock over this three-year term as the vesting criteria. The number of shares earned is variable depending on the metric achieved, and the settlement method is 100% in our common stock, with accrued dividends paid in cash at the time of vesting, assuming the shares had been outstanding throughout the performance period.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

During the three and six months ended April 30, 2019, we recorded compensation expense of approximately $0.1 million and $0.3 million, respectively, and $0.1 million and $0.2 million, respectively, for the comparable prior year periods related to our performance share restricted units.
Similar to performance shares, the performance restricted stock units are not considered outstanding shares, do not have voting rights, and are excluded from diluted weighted-average shares used to calculate earnings per share until the performance criteria is probable to result in the issuance of contingent shares.
Treasury Shares
We record treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Shares are generally issued from treasury stock at the time of grant of restricted stock awards, upon the exercise of stock options, and upon the vesting of performance shares and performance restricted stock units. On the subsequent issuance of treasury shares, we record proceeds in excess of cost as an increase in additional paid in capital. A deficiency of such proceeds relative to costs would be applied to reduce paid-in-capital associated with prior issuances to the extent available, with the remainder recorded as a charge to retained earnings. We recorded a charge to retained earnings of $0.5 million during the six months ended April 30, 2019.
The following table summarizes the treasury stock activity during the six months ended April 30, 2019:

Six Months Ended
April 30, 2019
Beginning balance as of November 1, 2018	4,094,785
Restricted stock awards granted	(124,800)
Stock options exercised	(3,500)
Treasury stock repurchases	315,046
Balance at April 30, 2019	4,281,531

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Other (Expense) Income
Other (expense) income, included under the caption "Other, net" on the accompanying condensed consolidated statements of income, consisted of the following for the three and six months ended April 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2019	2018	2019	2018
	(In thousands)
Foreign currency transaction gains (losses)	$6	$(158)	$(26)	$196
Foreign currency derivative (losses) gains	(30)	26	(19)	(29)
Pension service (expense) benefit	(46)	369	198	477
Interest income	14	25	44	40
Other	2	2	5	5
Other, net	$(54)	$264	$202	$689
Other income for the three and six months ended April 30, 2018 has been updated to reflect the adoption of Accounting Standards Update 2017-07. For further information, see Note 15, "New Accounting Guidance".
13. Segment Information
We present three reportable business segments in accordance with Topic 280-10-50, "Segment Reporting" (ASC 280): (1) North American Fenestration segment (NA Fenestration), comprising four operating segments primarily focused on the fenestration market in North America including vinyl profiles, insulating glass spacers, screens & other fenestration components; (2) European Fenestration segment (EU Fenestration), comprising our U.K.-based vinyl extrusion business, manufacturing vinyl profiles & conservatories, and the European insulating glass business manufacturing insulating glass spacers; and (3) North American Cabinet Components segment (NA Cabinet Components), comprising our cabinet door and components operations. We maintain an Unallocated Corporate & Other grouping which includes corporate office charges, and inter-segment eliminations, less an allocation of a portion of the general and administrative costs associated with the corporate office which have been allocated to the reportable business segments, based upon a relative measure of profitability, in order to more accurately reflect each reportable business segment's administrative cost. Certain costs are not allocated to the reportable operating segments, but remain in Unallocated Corporate & Other, including transaction expenses, stock-based compensation, long-term incentive awards based on the performance of our common stock and other factors, certain severance and legal costs not deemed to be allocable to all segments, depreciation of corporate assets, interest expense, other, net, income taxes and inter-segment eliminations, and beginning in the fourth quarter of 2018, executive incentive compensation and medical expense fluctuations relative to planned costs as determined during the annual planning process. The change in allocation was incorporated during the fourth quarter of 2018, which resulted in a reduction in corporate general and administrative expense of $0.3 million and $0.9 million for the three and six months ended April 30, 2018, respectively, which is reflected in the tables below. The accounting policies of our operating segments are the same as those used to prepare the accompanying condensed consolidated financial statements. Corporate general and administrative expense allocated during the three and six month periods ended April 30, 2019 was $4.6 million and $9.5 million, respectively, and $4.6 million and $9.1 million, respectively, for the prior year comparable periods.
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
Segment information for the three and six months ended April 30, 2019 and 2018, and total assets as of April 30, 2019 and October 31, 2018 are summarized in the following table (in thousands):

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	NA Fenestration(1)	EU Fenestration(1)	NA Cabinet Comp.	Unallocated Corp. & Other	Total
Three Months Ended April 30, 2019
Net sales	$115,346	$41,623	$62,836	$(1,602)	$218,203
Depreciation and amortization	6,758	2,219	3,305	122	12,404
Operating income (loss)	6,260	4,802	(28,651)	(1,774)	(19,363)
Capital expenditures	2,937	601	3,213	—	6,751
Three Months Ended April 30, 2018
Net sales	$114,157	$38,824	$62,668	$(1,437)	$214,212
Depreciation and amortization	6,808	2,527	3,839	136	13,310
Operating income (loss) (2)	5,383	2,530	236	(382)	7,767
Capital expenditures	3,567	1,456	2,313	66	7,402
Six Months Ended April 30, 2019
Net sales	$224,395	$76,877	$116,688	$(2,949)	$415,011
Depreciation and amortization	13,630	4,456	6,644	246	24,976
Operating income (loss)	8,104	7,584	(30,919)	(6,582)	(21,813)
Capital expenditures	6,373	2,309	4,340	—	13,022
Six Months Ended April 30, 2018
Net sales	$216,883	$72,820	$118,590	$(2,415)	$405,878
Depreciation and amortization	13,819	4,976	7,525	263	26,583
Operating income (loss)	7,248	3,917	(2,493)	(1,502)	7,170
Capital expenditures	7,464	3,864	3,771	114	15,213
As of April 30, 2019
Total assets	$237,450	$218,963	$240,203	$10,426	$707,042
As of October 31, 2018
Total assets (3)	$239,915	$214,704	$272,313	$16,282	$743,214

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
(3) Total assets as of October 31, 2018 have been updated to reflect an accounting change to the FIFO inventory cost method. For further details, see Note 2, "Inventories", located herewith.
The following table summarizes the change in the carrying amount of goodwill by reportable business segment for the six months ended April 30, 2019 (in thousands):

	NA Fenestration	EU Fenestration	NA Cabinet Comp.	Unallocated Corp. & Other	Total
Balance as of October 31, 2018	$38,712	$67,168	$113,747	$—	$219,627
Asset impairment charge	—	—	(29,978)	—	(29,978)
Foreign currency translation adjustment	—	989	—	—	989
Balance as of April 30, 2019	$38,712	$68,157	$83,769	$—	$190,638

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

For further details of Goodwill, see Note 3, "Goodwill & Intangible Assets", located herewith.
We did not allocate non-operating loss or income tax benefit to the reportable segments. The following table reconciles operating (loss) income as reported above to net income for the six months ended April 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2019	2018	2019	2018
	(In thousands)
Operating (loss) income	$(19,363)	$7,767	$(21,813)	$7,170
Interest expense	(2,602)	(2,502)	(5,044)	(4,943)
Other, net	(54)	264	202	689
Income tax (expense) benefit	(1,955)	(1,393)	(968)	6,167
Net (loss) income	$(23,974)	$4,136	$(27,623)	$9,083

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
Basic and diluted loss per share was $0.73 and $0.84 for the three and six months ended April 30, 2019, respectively. The computation of diluted earnings per share excludes outstanding stock options and other common stock equivalents when their inclusion would be anti-dilutive. This is always the case when an entity incurs a net loss. During the three and six months ended April 30, 2019, 42,820 and 27,015 shares of common stock equivalents, respectively, and 104,044 and 99,707 shares of restricted stock, respectively, were excluded from the computation of diluted earnings per share. In addition, 31,470 potentially dilutive contingent shares related to performance share awards for each of the three and six months ended April 30, 2019 were excluded.
Basic and diluted earnings per share for the three and six months ended April 30, 2018 were calculated as follows (in thousands, except per share data):

	Net Income	Weighted Average Shares	Per Share
Three Months Ended April 30, 2018
Basic earnings per common share	$4,136	34,796	$0.12
Effect of dilutive securities:
Stock options		183
Restricted stock awards		136
Diluted earnings per common share	$4,136	35,115	$0.12

Six Months Ended April 30, 2018
Basic earnings per common share	$9,083	34,731	$0.26
Effect of dilutive securities:
Stock options		289
Restricted stock awards		146
Diluted earnings per common share	$9,083	35,166	$0.26

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

We had common stock equivalents that were potentially dilutive in future earnings per share calculations of 1,450,041 and 1,534,608 for the three and six months ended April 30, 2019, respectively, and 562,533 and 1,077,055, respectively, for the prior year comparable periods. Such dilution will be dependent on the excess of the market price of our stock over the exercise price and other components of the treasury stock method.
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
In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This update provides explicit guidance on how to present the service cost component and other components of net benefit cost in the income statement and allows only the service cost component of net benefit cost to be eligible for capitalization. We adopted this change retrospectively as of November 1, 2018, resulting in a reclassification for the three and six months ended April 30, 2018 of $0.1 million and $0.4 million of benefit, respectively, from the "Cost of sales" line item and approximately $0.1 million of benefit for each of the same periods from the "Selling, general and administrative" line item to the "Other, net" line item on the accompanying condensed consolidated statement of income.
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
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350). This guidance simplifies the current two-step goodwill impairment test by eliminating the second step. Essentially, the entity compares the fair value of a reporting unit with its carrying value amount and recognizes an impairment charge for the amount by which the carrying value exceeds the fair value. The resulting loss is limited to the amount of goodwill. This guidance also eliminates the requirement for a reporting unit with zero or negative carrying value to perform a qualitative assessment of goodwill and apply step-two of the goodwill impairment test if the qualitative assessment fails. Thus, the same impairment assessment will be applied to all reporting units (even if the carrying value is zero or negative). We prospectively adopted this guidance as of February 1, 2019 with no material impact to the consolidated financial statements. See Note 3, "Goodwill & Intangible Assets," for further details of the goodwill impairment analysis performed during the three months ended April 30, 2019.
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
Accounting Standards Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842): Amendments to the Accounting Standards Codification. These amendments replace current guidance and require the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. The amendments apply to any entity that enters into leasing arrangements. This guidance becomes effective for fiscal years beginning after December 15, 2018, and, therefore, we will adopt this pronouncement in fiscal 2020 using the current period adjustment method approved by the FASB in March 2018. This

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

method allows us to not restate comparative periods and instead apply the new standard on a prospective basis as of the date of adoption. Under this method, a cumulative-effect adjustment is recorded to retained earnings as of the beginning of the period of adoption. We are currently in the process of gathering and reviewing our contracts, as well as reviewing our current accounting policies, controls, processes and disclosures that will change as a result of adopting this new standard. We are also evaluating the practical expedients available to us within the new guidance so that we can make a determination on which practical expedients to adopt. While our evaluation is still in process, we expect the adoption to have a significant impact on our Consolidated Balance Sheet.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes as of April 30, 2019, and for the six months ended April 30, 2019 and 2018, included elsewhere herein. For additional information pertaining to our business, including risk factors which should be considered before investing in our common stock, refer to our Annual Report on Form 10-K for the fiscal year ended October 31, 2018.
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
In an effort to focus on protecting margins and improving cash flows, we implemented a strategy to reduce our sales volume with certain low-margin customers. During 2017, we rationalized capacity and closed two U.S. vinyl plants and two cabinet door plants, relocating assets to improve overall operational efficiency. Pursuant to these restructuring efforts, we expensed $0.1 million and $0.2 million during the three and six months ended April 30, 2019 and $0.2 million and $0.6 million for the comparable prior year periods.
We continue to invest in organic growth initiatives, enhance our product offerings, provide new complementary technology, enhance our leadership position within the markets we serve, and expand into new markets or service lines. We have disposed of non-core businesses in the past, and continue to evaluate our business portfolio to ensure that we are investing in markets where we believe there is potential future growth.
Recent Transactions and Events
On December 22, 2017, President Trump signed into law a sweeping tax reform bill which includes the following provisions which impact U.S. corporations: (1) reduction of the statutory federal corporate tax rate from 35% to 21%; (2) shifting to a territorial tax system in which foreign earnings could be repatriated through a 100% dividends received deduction; (3) imposing a one-time tax on un-repatriated earnings of 15.5% on cash and 8% on other assets; (4) doubling bonus depreciation to 100% for five years and allowing used property to qualify; (5) limiting net interest expense deductions to 30% of adjusted taxable income; (6) limiting NOL deductions to 80% of taxable income; and (7) repealing the corporate alternative minimum tax. We made an initial assessment of this new tax law and recorded a discrete benefit of $6.5 million, which included a charge of $1.2 million for the one-time mandatory transition tax on deemed repatriation of previously tax-deferred and unremitted foreign earnings during the fiscal year ended October 31, 2018. We completed the accounting for the income tax effects of the act and recorded a benefit of $0.2 million for the re-measurement of the one-time mandatory transition tax during six months ended April 30, 2019.

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
Reports and forecasts from these sources indicate continued growth in the markets we serve. The NAHB has forecasted calendar-year housing starts (excluding manufactured units) to increase slightly through 2021. Ducker indicated that window shipments in the R&R market are expected to increase 1% through 2020 and remain flat during 2021. Derived from reports published by Ducker, the overall growth in window shipments for the trailing twelve months ended March 31, 2019 was 0.9%, During this period, growth in R&R activity and new construction increased 0.9% and 0.8%, respectively. Catalina Research estimates residential semi-custom cabinet demand in the U.S. to grow approximately 3% annually through 2020.
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
On June 23, 2016, voters in the U.K. voted for the U.K. to exit the European Union (E.U.) (referred to as Brexit). The U.K. is currently due to leave the E.U. on October 31, 2019, but the actual timing, terms of its withdrawal and the nature of its future with the E.U. are still being debated. Since the 2016 vote, the primary impact on Quanex’s financial performance has been related to foreign currency fluctuations of the British Pound Sterling. This fluctuation has driven foreign currency translation impacts, as well as raw material cost increases from upstream suppliers located outside of the U.K.
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

Results of Operations
Three Months Ended April 30, 2019 Compared to Three Months Ended April 30, 2018

	Three Months Ended April 30,
	2019	2018	Change $	% Variance
	(Dollars in millions)
Net sales	$218.2	$214.2	$4.0	2%
Cost of sales (excluding depreciation and amortization)	171.4	169.0	2.4	(1)%
Selling, general and administrative	23.7	23.9	(0.2)	1%
Restructuring charges	0.1	0.2	(0.1)	50%
Depreciation and amortization	12.4	13.3	(0.9)	7%
Asset impairment charges	30.0	—	30.0	(100)%
Operating (loss) income	$(19.4)	$7.8	$(27.2)	(349)%
Interest expense	(2.6)	(2.5)	(0.1)	(4)%
Other, net	—	0.2	(0.2)	(100)%
Income tax expense	(2.0)	(1.4)	(0.6)	(43)%
Net (loss) income	$(24.0)	$4.1	$(28.1)	(685)%
Our period-over-period results by reportable segment follow.

Changes Related to Operating Income by Reportable Segment:
NA Fenestration

	Three Months Ended April 30,
	2019	2018	$ Change	% Variance
	(Dollars in millions)
Net sales	$115.3	$114.2	$1.1	1%
Cost of sales (excluding depreciation and amortization)	90.0	88.4	1.6	(2)%
Selling, general and administrative	12.2	13.3	(1.1)	8%
Restructuring charges	0.1	0.2	(0.1)	50%
Depreciation and amortization	6.8	6.8	—	—%
Operating income	$6.2	$5.5	$0.7	13%
Operating income margin	5%	5%
Net Sales. Net sales increased $1.1 million, or 1%, for the three months ended April 30, 2019 compared to the same period in 2018, which was driven by $1.0 million of price increases.
Cost of Sales. The cost of sales increased $1.6 million, or 2%, when comparing the three months ended April 30, 2019 to the same period in 2018. Cost of sales increased primarily due to inflationary cost increases for raw materials, of which a portion are recovered through surcharges.
Selling, General and Administrative. Selling, general and administrative expenses decreased $1.1 million, or 8%, when comparing the three months ended April 30, 2019 to the same period in 2018. This decrease was due primarily to lower incentive accruals and salary expenses as a result of a reduction in headcount.
Restructuring Charges. Restructuring charges of $0.1 million primarily relate to facility lease expenses related to a vinyl extrusion plant which was closed in January 2017 in the U.S. that has not been sublet or otherwise exited as of April 30, 2019. Restructuring charges of $0.2 million incurred for the three months ended April 30, 2018 relate to two such plants in the prior year.
Depreciation and Amortization. Depreciation and amortization expense remained flat for the three months ended April 30, 2019 compared to the same period in 2018. The incremental depreciation expense associated with property, plant and equipment placed into service during the trailing twelve months ended April 30, 2019 was offset by the run-off of depreciation expense associated with existing assets and disposals during this period.
EU Fenestration

	Three Months Ended April 30,
	2019	2018	$ Change	Variance %
	(Dollars in millions)
Net sales	$41.6	$38.8	$2.8	7%
Cost of sales (excluding depreciation and amortization)	28.9	27.6	1.3	(5)%
Selling, general and administrative	5.7	6.2	(0.5)	8%
Depreciation and amortization	2.2	2.5	(0.3)	12%
Operating income	$4.8	$2.5	$2.3	92%
Operating income margin	12%	6%
Net Sales. Net sales increased $2.8 million, or 7%, when comparing the three months ended April 30, 2019 to the same period in 2018. This increase reflects $3.7 million of volume increases and $1.9 million of base price increases, partially offset by $2.8 million of foreign currency rate changes.
Cost of Sales. The cost of sales increased $1.3 million, or 5%, for the three months ended April 30, 2019 compared to the same period in 2018, which was driven by higher volume, partially offset by foreign currency exchange rate changes.
Selling, General and Administrative. Selling, general and administrative expense decreased $0.5 million, or 8%, for the three months ended April 30, 2019 compared to the same period in 2018. The decrease was primarily attributable to foreign currency exchange rate changes, and other selling costs at our U.K. vinyl business.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended April 30, 2019 decreased $0.3 million, or 12%, when compared to the same period in 2018 primarily due to the effect of foreign currency exchange rate changes.
NA Cabinet Components

	Three Months Ended April 30,
	2019	2018	$ Change	Variance %
	(Dollars in millions)
Net sales	$62.8	$62.6	$0.2	—%
Cost of sales (excluding depreciation and amortization)	53.7	54.1	(0.4)	1%
Selling, general and administrative	4.5	4.5	—	—%
Depreciation and amortization	3.3	3.8	(0.5)	13%
Asset impairment charges	30.0	—	30.0	(100)%
Operating loss	$(28.7)	$0.2	$(28.9)	14,450%
Operating loss margin	(46)%	—%
Net Sales. Net sales increased $0.2 million for the three months ended April 30, 2019 compared to the same period in 2018. On a year-over-year basis, we realized an increase of $1.8 million of price increases, which was partially offset by a decrease of $1.6 million related to lower volumes.
Cost of Sales. Cost of sales decreased $0.4 million, or 1%, for the three months ended April 30, 2019 compared with the same period in 2018 as a result of lower volume.
Selling, General and Administrative. Selling, general and administrative expense remained flat for the three months ended April 30, 2019 compared to the same period in 2018, primarily due to lower headcount offsetting compensation inflation year over year.
Depreciation and Amortization. Depreciation and amortization expense decreased $0.5 million, or 13%, for the three months ended April 30, 2019 compared with the same period in 2018, reflecting the run-off of depreciation expense related to existing assets and disposals during the period.
Asset impairment charges. Asset impairment charges for the three months ended April 30, 2019 represent a $30.0 million goodwill impairment which was recorded as a result of an industry-wide shift from semi-custom cabinets to stock cabinets. For additional discussion of this interim assessment, see Note 3, "Goodwill and Intangible Assets," to the accompanying unaudited condensed consolidated financial statements contained elsewhere herein.
Unallocated Corporate & Other

	Three Months Ended April 30,
	2019	2018	$ Change	Variance %
	(Dollars in millions)
Net sales	$(1.5)	$(1.4)	$(0.1)	(7)%
Cost of sales (excluding depreciation and amortization)	(1.2)	(1.1)	(0.1)	9%
Selling, general and administrative	1.3	(0.1)	1.4	(1,400)%
Depreciation and amortization	0.1	0.2	(0.1)	50%
Operating loss	$(1.7)	$(0.4)	$(1.3)	(325)%
Net Sales. Net sales for Unallocated Corporate & Other represents the elimination of inter-segment sales for the three months ended April 30, 2019 and 2018.
Cost of Sales. Cost of sales for Unallocated Corporate & Other consists of the elimination of inter-segment sales, profit in inventory, and other costs.
Selling, General and Administrative. Selling, general and administrative expenses increased $1.4 million for the three months ended April 30, 2019 compared to the same period in 2018. This increase is attributable to $2.4 million of higher compensation expense primarily related to prior year lower stock based compensation expense from stock price fluctuations and expected payouts.

The increase was partially offset by $0.4 million of lower medical expenses due to reimbursements of prior period claims, as well as reductions of $0.4 million in legal expenses and $0.4 million in severance costs.
Depreciation and Amortization. Depreciation and amortization expense decreased $0.1 million, for the three months ended April 30, 2019 compared to the same period in 2018.
Changes related to Non-Operating Items:
Interest Expense. Interest expense increased $0.1 million for the three months ended April 30, 2019 compared to the same period in 2018. A lower average outstanding balance was partially offset by higher interest rates during the period.
Other, net. The decrease in other, net of $0.2 million at April 30, 2019 compared to the same period in 2018 relates primarily to an increase in pension service expenses.
Income Taxes. We recorded income tax expense of $2.0 million on a pre-tax loss of $22.0 million for the three months ended April 30, 2019, an effective rate of 8.9% and income tax expense of $1.4 million on pre-tax income of $5.5 million for the three months ended April 30, 2018, an effective rate of 25.2%. The difference in the effective rates between these periods relates to the fact that the $30.0 million asset impairment charge in the North American Cabinets Components segment did not generate a tax benefit.

Six Months Ended April 30, 2019 Compared to Six Months Ended April 30, 2018

	Six Months Ended April 30,
	2019	2018	Change $	% Variance
	(Dollars in millions)
Net sales	$415.0	$405.9	$9.1	2%
Cost of sales (excluding depreciation and amortization)	329.9	323.5	6.4	(2)%
Selling, general and administrative	51.7	48.0	3.7	(8)%
Restructuring charges	0.2	0.6	(0.4)	67%
Depreciation and amortization	25.0	26.6	(1.6)	6%
Asset impairment charges	30.0	—	30.0	(100)%
Operating (loss) income	$(21.8)	$7.2	$(29.0)	(403)%
Interest expense	(5.0)	(4.9)	(0.1)	(2)%
Other, net	0.2	0.6	(0.4)	(67)%
Income tax (expense) benefit	(1.0)	6.2	(7.2)	(116)%
Net (loss) income	$(27.6)	$9.1	$(36.7)	403%
Our period-over-period results by reportable segment follow.

Changes Related to Operating Income by Reportable Segment:
NA Fenestration

	Six Months Ended April 30,
	2019	2018	$ Change	% Variance
	(Dollars in millions)
Net sales	$224.4	$216.9	$7.5	3%
Cost of sales (excluding depreciation and amortization)	177.2	168.4	8.8	(5)%
Selling, general and administrative	25.3	26.9	(1.6)	6%
Restructuring charges	0.2	0.5	(0.3)	60%
Depreciation and amortization	13.6	13.8	(0.2)	1%
Operating income	$8.1	$7.3	$0.8	11%
Operating income margin	4%	3%
Net Sales. Net sales increased $7.5 million, or 3%, for the six months ended April 30, 2019 compared to the same period in 2018. We experienced $4.2 million of revenue growth driven both by new volume and market growth, an increase of $2.5 million related to price and an increase of $0.8 million related to surcharges.
Cost of Sales. The cost of sales increased $8.8 million, or 5%, when comparing the six months ended April 30, 2019 to the same period in 2018. Cost of sales increased due to the corresponding increase in volume coupled with inflationary cost increases. A portion of the raw material increases are recovered through surcharges.
Selling, General and Administrative. Selling, general and administrative expenses decreased $1.6 million, or 6%, when comparing the six months ended April 30, 2019 to the same period in 2018. This decrease was due primarily to lower incentive accruals and salary expenses as a result of a reduction in headcount.
Restructuring Charges. Restructuring charges of $0.2 million incurred during the six months ended April 30, 2019 primarily relate to facility lease expenses related to a vinyl extrusion plant which was closed in January 2017 in the U.S. that has not been sublet or otherwise exited as of April 30, 2019. Restructuring charges of $0.5 million incurred for the six months ended April 30, 2018 relate to two such plants in the prior year.
Depreciation and Amortization. Depreciation and amortization expense decreased $0.2 million when comparing the six months ended April 30, 2019 and 2018. The incremental depreciation expense associated with property, plant and equipment placed into service during the trailing twelve months ended April 30, 2019 was offset by the run-off of depreciation expense associated with existing assets and disposals during this period.
EU Fenestration

	Six Months Ended April 30,
	2019	2018	$ Change	Variance %
	(Dollars in millions)
Net sales	$76.9	$72.8	$4.1	6%
Cost of sales (excluding depreciation and amortization)	53.4	52.4	1.0	(2)%
Selling, general and administrative	11.4	11.5	(0.1)	1%
Depreciation and amortization	4.5	5.0	(0.5)	10%
Operating income	$7.6	$3.9	$3.7	95%
Operating income margin	10%	5%
Net Sales. Net sales increased $4.1 million, or 6%, when comparing the six months ended April 30, 2019 to the same period in 2018. This increase reflects $5.0 million of volume increases and $3.5 million of base price increases, partially offset by $4.4 million of unfavorable foreign currency rate changes.
Cost of Sales. The cost of sales increased $1.0 million, or 2%, for the six months ended April 30, 2019 compared to the same period in 2018. The increase was primarily attributable to a corresponding increase in volume of products sold, partially offset by foreign currency exchange rate changes.

Selling, General and Administrative. Selling, general and administrative expense decreased $0.1 million for the six months ended April 30, 2019 compared to the same period in 2018 due to foreign currency exchange rate changes.
Depreciation and Amortization. Depreciation and amortization expense for the six months ended April 30, 2019 declined $0.5 million, or 10%, when compared to the same period in 2018 due to exchange rate changes coupled with assets becoming fully depreciated.
NA Cabinet Components

	Six Months Ended April 30,
	2019	2018	$ Change	Variance %
	(Dollars in millions)
Net sales	$116.7	$118.6	$(1.9)	(2)%
Cost of sales (excluding depreciation and amortization)	101.6	104.4	(2.8)	3%
Selling, general and administrative	9.4	9.1	0.3	(3)%
Restructuring charges	—	0.1	(0.1)	100%
Depreciation and amortization	6.6	7.5	(0.9)	12%
Asset impairment charges	30.0	—	30.0	(100)%
Operating loss	$(30.9)	$(2.5)	$(28.4)	(1,136)%
Operating loss margin	(26)%	(2)%
Net Sales. Net sales decreased $1.9 million, or 2%, for the six months ended April 30, 2019 compared to the same period in 2018. On a year-over-year basis, we realized a decrease of $6.0 million related to lower volumes, which was partially offset by $4.1 million of price increases and raw material surcharges.
Cost of Sales. Cost of sales decreased $2.8 million, or 3%, for the six months ended April 30, 2019 compared with the same period in 2018 as a result of lower volume.
Selling, General and Administrative. Selling, general and administrative expense increased $0.3 million, or 3%, for the six months ended April 30, 2019 compared to the same period in 2018, primarily due to wage inflation over the period, which was partially offset by a decline in workers' compensation.
Restructuring Charges. Restructuring charges of $0.1 million in the six months ended April 30, 2018 represent equipment moving and other related costs associated with the Mexican plant closure effected in October 2016.
Depreciation and Amortization. Depreciation and amortization expense decreased $0.9 million, or 12%, for the six months ended April 30, 2019 compared to the same period in 2018, reflecting the run-off of depreciation expense related to existing assets and disposals during the period.
Asset impairment charges. Asset impairment charges of $30.0 million for the six months ended April 30, 2019 represent a goodwill impairment which was recorded as a result of an industry-wide shift from custom cabinets to stock cabinets. For additional discussion of this interim assessment, see Note 3, "Goodwill and Intangible Assets," to the accompanying unaudited condensed consolidated financial statements contained elsewhere herein.
Unallocated Corporate & Other

	Six Months Ended April 30,
	2019	2018	$ Change	Variance %
	(Dollars in millions)
Net sales	$(3.0)	$(2.4)	$(0.6)	(25)%
Cost of sales (excluding depreciation and amortization)	(2.3)	(1.7)	(0.6)	35%
Selling, general and administrative	5.6	0.5	5.1	(1,020)%
Depreciation and amortization	0.3	0.3	—	—%
Operating loss	$(6.6)	$(1.5)	$(5.1)	(340)%
Net Sales. Net sales for Unallocated Corporate & Other represents the elimination of inter-segment sales for the six months ended April 30, 2019 and 2018.

Cost of Sales. Cost of sales for Unallocated Corporate & Other consists of the elimination of inter-segment sales, profit in inventory, and other costs.
Selling, General and Administrative. Selling, general and administrative expenses increased $5.1 million for the six months ended April 30, 2019 compared to the same period in 2018. This increase is attributable to (i) $2.5 million of higher compensation expense primarily related to the valuations of our stock based compensation awards, (ii) $1.2 million of higher medical expenses due to a higher claims experience, and (iii) higher severance expense of $1.2 million as a result of a reduction in headcount during the six months ended April 30, 2019 as compared to the prior year period.
Depreciation and Amortization. Depreciation and amortization expense remained flat for the six months ended April 30, 2019 compared to the same period in 2018. Relatively few new assets were placed in service at corporate during the trailing twelve months ended April 30, 2019.
Changes related to Non-Operating Items:
Interest Expense. Interest expense increased $0.1 million for the six months ended April 30, 2019 compared to the same period in 2018. Lower interest rates on our revolving credit facility were offset by a higher average outstanding debt balance.
Other, net. The decrease in other, net of $0.4 million at April 30, 2019 compared to the same period in 2018 relates primarily to a decrease in net pension service benefits.
Income Taxes. We recorded income tax expense of $1.0 million on a pre-tax loss of $26.6 million for the six months ended April 30, 2019, an effective rate of 3.6% and income tax benefit of $6.2 million on pre-tax income of $2.9 million for the six months ended April 30, 2018, an effective benefit rate of 211.5%. The effective rate for the six months ended April 30, 2019 was primarily impacted by the fact that the $30.0 million asset impairment charge in the North American Cabinets Components segment did not generate a tax benefit. The effective rate for the six months ended April 30, 2018 reflects the impact of the Tax Cuts and Jobs Act, which was signed into law on December 22, 2017 and reduced our federal tax rate from 35.0% to 21.0% as of January 1, 2018, which resulted in a discrete tax benefit.
Liquidity and Capital Resources
Overview
Historically, our principal sources of funds have been cash on hand, cash flow from operations, and borrowings under our credit facilities.
We maintain a $325.0 million revolving credit facility (the Credit Facility). The Credit Facility matures in 2023 (5-year term) and requires interest payments calculated, at our election and depending upon our Consolidated Leverage Ratio, at either a Base Rate plus an applicable margin (0.25% to 1.00%) or the LIBOR Rate plus an applicable margin (1.25% to 2.00%). The applicable rate during the six months ended April 30, 2019 fluctuated between LIBOR + 1.50% and 1.75%. In addition to the Consolidated Leverage Ratio covenant, we are required to meet a Consolidated Interest Coverage Ratio covenant, and there are limitations on certain transactions including our ability to incur indebtedness, incur liens, dispose of material assets, acquire businesses, make restricted payments and pay dividends (limited to $20.0 million per year). We are amortizing deferred financing fees of $1.3 million straight-line over the remaining term of the facility.
As of April 30, 2019, we had $20.3 million of cash and equivalents, $210.0 million outstanding under the Credit Facility, $4.8 million of outstanding letters of credit and $17.2 million outstanding under capital leases. We had $110.2 million available for use under the Credit Facility at April 30, 2019.
We repatriated $5.3 million of foreign cash during the six months ended April 30, 2019. We expect to repatriate excess cash moving forward and utilize the funds to retire debt or meet current working capital needs.

Analysis of Cash Flow
The following table summarizes our cash flow results for the six months ended April 30, 2019 and 2018:

	Six Months Ended
	April 30,
	2019	2018
	(In millions)
Cash provided by operating activities	$0.1	$21.6
Cash used for investing activities	$(12.7)	$(15.0)
Cash provided by (used for) financing activities	$3.9	$(13.9)
Operating Activities. Operating cash flow for the six months ended April 30, 2019 declined approximately $21.5 million compared to the six months ended April 30, 2018. Cash receipts were unfavorably impacted by a reduction in net income as well as unfavorable working capital changes, including a higher payout of accrued incentives and higher spending on the seasonal inventory build compared to 2018.
Investing Activities. Cash used for investing activities decreased $2.3 million when comparing the six months ended April 30, 2019 to the same period in 2018 related to a decline in capital expenditures.
Financing Activities. Cash provided by financing activities was $3.9 million for the six months ended April 30, 2019, primarily attributable to $14.2 million of net borrowings of debt, partially offset by dividends paid to our shareholders of $5.3 million, and $4.7 million related to the purchase of treasury stock. For the six months ended April 30, 2018, cash used for financing activities was $13.9 million, primarily attributable to $12.9 million of net repayments of debt, dividends paid to our shareholders of $2.8 million, and $0.7 million of cash paid for payroll taxes related to stock based compensation, partially offset by $2.6 million of proceeds received from stock option exercises.
Liquidity Requirements
Our strategy for deploying cash is to invest in organic growth opportunities, develop our infrastructure, and make strategic acquisitions. Other uses of cash include paying cash dividends to our shareholders and repurchasing our common stock. We have historically invested cash and cash equivalents in commercial paper with terms of three months or less. We did not have any investments during the six months ended April 30, 2019 and 2018. We maintain cash balances in foreign countries which total $13.1 million as of April 30, 2019. During the six months ended April 30, 2019, we repatriated $5.3 million of foreign earnings from our foreign locations.
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
For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended October 31, 2018. During the six months ended April 30, 2019, we changed our critical accounting policy related to inventory. Specifically, we changed the method of inventory costing for certain inventory to the first-in first-out (FIFO) method from the last-in first-out (LIFO) method. For further details of this change, refer to "Part I, Financial Information" of this Quarterly Report on Form 10-Q.

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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842): Amendments to the Accounting Standards Codification. These amendments replace current guidance and require the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. The amendments apply to any entity that enters into leasing arrangements. This guidance becomes effective for fiscal years beginning after December 15, 2018, and, therefore, we will adopt this pronouncement in fiscal 2020 using the current period adjustment method approved by the FASB in March 2018. This method allows us to not restate comparative periods and instead apply the new standard on a prospective basis as of the date of adoption. Under this method, a cumulative-effect adjustment is recorded to retained earnings as of the beginning of the period of adoption. We are currently in the process of gathering and reviewing our contracts, as well as reviewing our current accounting policies, controls, processes and disclosures that will change as a result of adopting this new standard. We are also evaluating the practical expedients available to us within the new guidance so that we can make a determination on which practical expedients to adopt. While our evaluation is still in process, we expect the adoption to have a significant impact on our Consolidated Balance Sheet.
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
Interest Rate Risk
Our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Based upon the balances of the variable rate debt at April 30, 2019, a hypothetical 1.0% increase or decrease in interest rates could result in approximately $2.1 million of additional pretax charges or credit to our operating results per year. This sensitivity is impacted by the amount of borrowings under our credit facilities, and amounts outstanding under finance leases.
Foreign Currency Rate Risk
Our international operations have exposure to foreign currency rate risks, primarily due to fluctuations in the Euro, the British Pound Sterling and the Canadian Dollar. From time to time, we enter into foreign exchange contracts associated with our operations to manage a portion of the foreign currency rate risk.
The notional and fair market values of these positions at April 30, 2019 and October 31, 2018, were as follows (in thousands):

		Notional as indicated		Fair Value in $
		April 30, 2019	October 31, 2018	April 30, 2019	October 31, 2018
Foreign currency derivatives:
Sell EUR, buy USD	EUR	1,644	455	$(1)	$1
Sell CAD, buy USD	CAD	201	229	(1)	—
Sell GBP, buy USD	GBP	250	22	(2)	—
Buy EUR, sell GBP	EUR	67	34	(1)	—
Buy USD, sell EUR	USD	3	12	—	—
At April 30, 2019 and October 31, 2018, we held foreign currency derivative contracts hedging cross-border intercompany and commercial activity for our insulating glass spacer business. Although these derivatives hedge our exposure to fluctuations in foreign currency rates, we do not apply hedge accounting and therefore, the change in the fair value of these foreign currency derivatives is recorded directly to other income and expense in the accompanying condensed consolidated statements of income (loss). To the extent the gain or loss on the derivative instrument offsets the gain or loss from the re-measurement of the underlying foreign currency balance, changes in exchange rates should have no effect. See Note 9, "Derivative Instruments," to the accompanying unaudited condensed consolidated financial statements contained elsewhere herein.
During the three and six months ended April 30, 2018, we maintained an unhedged foreign currency position associated with debt borrowed to facilitate an acquisition within our EU Fenestration business, resulting in an unrealized loss of $0.1 million and and unrealized gain of $0.2 million, respectively, associated with this foreign currency exposure.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (1934 Act) as of April 30, 2019. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2019, the disclosure controls and procedures are effective.
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
During the three months ended April 30, 2019, we repurchased common stock as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum US Dollars Remaining that May Yet Be Used to Purchase Shares Under the Plans or Programs (1)
February 1, 2019 through February 28, 2019	—	$—	—	$25,949,910
March 1, 2019 through March 31, 2019	152,636	15.67	152,636	23,558,264
April 1, 2019 through April 30, 2019	18,380	16.01	18,380	23,264,059
Total	171,016	$15.71	171,016
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

QUANEX BUILDING PRODUCTS CORPORATION

Date:	June 5, 2019	/s/ Brent L. Korb
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

*18.1	Preferability Letter from Grant Thornton LLP

*31.1	Certification by chief executive officer pursuant to Rule 13a-14(a)/15d-14(a).

*31.2	Certification by chief financial officer pursuant to Rule 13a-14(a)/15d-14(a).

*32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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