Form 10-Q
period 2019-07-31
Quanex Building Products CORP
filed 2019-09-06
CIK 1423221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________
FORM 10-Q
 ________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2019
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
The number of shares outstanding of the registrant's Common Stock as of September 3, 2019 was 33,162,058.

QUANEX BUILDING PRODUCTS CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 31, 2019	October 31, 2018
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$10,651	$29,003
Accounts receivable, net of allowance for doubtful accounts of $502 and $325	82,302	84,014
Inventories, net	84,762	70,730
Prepaid and other current assets	8,270	7,296
Total current assets	185,985	191,043
Property, plant and equipment, net of accumulated depreciation of $310,983 and $288,607	190,447	201,370
Goodwill	186,829	219,627
Intangible assets, net	108,620	121,919
Other assets	8,183	9,255
Total assets	$680,064	$743,214
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$52,602	$52,389
Accrued liabilities	30,056	45,968
Income taxes payable	3,101	2,780
Current maturities of long-term debt	871	1,224
Total current liabilities	86,630	102,361
Long-term debt	191,109	209,332
Deferred pension and postretirement benefits	6,580	4,218
Deferred income taxes	19,051	17,510
Other liabilities	15,344	14,571
Total liabilities	318,714	347,992
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, shares authorized 1,000,000; issued and outstanding - none	—	—
Common stock, $0.01 par value, shares authorized 125,000,000; issued 37,370,402 and 37,433,817, respectively; outstanding 33,162,058 and 33,339,032, respectively	374	374
Additional paid-in-capital	254,053	254,678
Retained earnings	219,340	243,904
Accumulated other comprehensive loss	(38,274)	(30,705)
Less: Treasury stock at cost, 4,208,344 and 4,094,785 shares, respectively	(74,143)	(73,029)
Total stockholders’ equity	361,350	395,222
Total liabilities and stockholders' equity	$680,064	$743,214
The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2019	2018	2019	2018
	(In thousands, except per share amounts)
Net sales	$238,461	$239,821	$653,472	$645,699
Cost and expenses:
Cost of sales (excluding depreciation and amortization)	181,357	185,811	511,292	509,357
Selling, general and administrative	25,718	24,246	77,466	72,217
Restructuring charges	94	243	281	851
Depreciation and amortization	12,182	12,691	37,158	39,274
Asset impairment charges	—	—	29,978	—
Operating income (loss)	19,110	16,830	(2,703)	24,000
Non-operating (expense) income:
Interest expense	(2,570)	(2,641)	(7,614)	(7,584)
Other, net	259	195	461	884
Income (loss) before income taxes	16,799	14,384	(9,856)	17,300
Income tax (expense) benefit	(4,958)	(3,631)	(5,926)	2,536
Net income (loss)	$11,841	$10,753	$(15,782)	$19,836

Basic income (loss) per common share	$0.36	$0.31	$(0.48)	$0.57

Diluted income (loss) per common share:	$0.36	$0.31	$(0.48)	$0.56

Weighted-average common shares outstanding:
Basic	32,899	34,840	32,984	34,766
Diluted	33,162	35,120	32,984	35,125

Cash dividends per share	$0.08	$0.04	$0.24	$0.12

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2019	2018	2019	2018
	(In thousands)
Net income (loss)	$11,841	$10,753	$(15,782)	$19,836
Other comprehensive income:
Foreign currency translation loss	(10,147)	(7,650)	(7,565)	(1,828)
Change in pension from net unamortized loss adjustment (pretax)	—	—	(11)	—
Change in pension from net unamortized loss adjustment tax benefit (expense)	—	—	7	(697)
Other comprehensive loss	(10,147)	(7,650)	(7,569)	(2,525)
Comprehensive income (loss)	$1,694	$3,103	$(23,351)	$17,311

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	July 31,
	2019	2018
	(In thousands)
Operating activities:
Net (loss) income	$(15,782)	$19,836
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	37,158	39,274
Stock-based compensation	1,424	1,002
Deferred income tax	1,930	(5,788)
Asset impairment charges	29,978	—
Other, net	1,724	404
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	323	(1,247)
(Increase) decrease in inventory	(14,747)	310
Increase in other current assets	(1,022)	(1,242)
Increase in accounts payable	1,562	1,161
Decrease in accrued liabilities	(15,366)	(7,565)
Increase in income taxes payable	396	231
Increase in deferred pension and postretirement benefits	2,351	2,179
(Decrease) increase in other long-term liabilities	(143)	210
Other, net	250	(312)
Cash provided by operating activities	30,036	48,453
Investing activities:
Capital expenditures	(16,984)	(21,098)
Proceeds from disposition of capital assets	315	260
Cash used for investing activities	(16,669)	(20,838)
Financing activities:
Borrowings under credit facilities	66,500	33,500
Repayments of credit facility borrowings	(84,000)	(62,750)
Repayments of other long-term debt	(1,102)	(1,394)
Common stock dividends paid	(7,990)	(4,202)
Issuance of common stock	2,710	3,767
Payroll tax paid to settle shares forfeited upon vesting of stock	(330)	(960)
Purchase of treasury stock	(6,336)	—
Cash used for financing activities	(30,548)	(32,039)
Effect of exchange rate changes on cash and cash equivalents	(1,171)	(631)
Decrease in cash and cash equivalents	(18,352)	(5,055)
Cash and cash equivalents at beginning of period	29,003	17,455
Cash and cash equivalents at end of period	$10,651	$12,400
The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

Nine Months Ended July 31, 2019	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	(In thousands, no per share amounts shown except in verbiage)
Balance at October 31, 2018	$374	$254,678	$243,904	$(30,705)	$(73,029)	$395,222
Net loss	—	—	(3,649)	—	—	(3,649)
Foreign currency translation adjustment	—	—	—	4,066	—	4,066
Common dividends ($0.08 per share)	—	—	(2,675)	—	—	(2,675)
Purchase of treasury stock	—	—	—	—	(2,016)	(2,016)
Stock-based compensation activity:
Expense related to stock-based compensation	—	224	—	—	—	224
Stock options exercised	—	—	(35)	—	62	27
Restricted stock awards granted	—	(1,649)	(496)	—	2,145	—
Other	—	(322)	—	(4)	—	(326)
Balance at January 31, 2019	$374	$252,931	$237,049	$(26,643)	$(72,838)	$390,873
Net loss	—	—	(23,974)	—	—	(23,974)
Foreign currency translation adjustment	—	—	—	(1,484)	—	(1,484)
Common dividends ($0.08 per share)	—	—	(2,660)	—	—	(2,660)
Purchase of treasury stock	—	—	—	—	(2,686)	(2,686)
Stock-based compensation activity:
Expense related to stock-based compensation	—	819	—	—	—	819
Restricted stock awards granted	—	(71)	(9)	—	80	—
Balance at April 30, 2019	$374	$253,679	$210,406	$(28,127)	$(75,444)	$360,888
Net income	—	—	11,841	—	—	11,841
Foreign currency translation adjustment	—	—	—	(10,147)	—	(10,147)
Common dividends ($0.08 per share)	—	—	(2,655)	—	—	(2,655)
Purchase of treasury stock	—	—	—	—	(1,634)	(1,634)
Stock-based compensation activity:
Expense related to stock-based compensation	—	381	—	—	—	381
Stock options exercised	1	—	(252)	—	2,935	2,684
Other	(1)	(7)	—	—	—	(8)
Balance at July 31, 2019	$374	$254,053	$219,340	$(38,274)	$(74,143)	$361,350

Nine Months Ended July 31, 2018	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	(In thousands, no per share amounts shown except in verbiage)
Balance at October 31, 2017	$375	$255,719	$225,704	$(25,076)	$(49,875)	$406,847
Net income	—	—	4,947	—	—	4,947
Foreign currency translation adjustment	—	—	—	11,150	—	11,150
Common dividends ($0.04 per share)	—	—	(1,397)	—	—	(1,397)
Change in pension from net unamortized gain tax (expense)	—	—	—	(697)	—	(697)
Stock-based compensation activity:
Expense related to stock-based compensation	—	580	—	—	—	580
Stock options exercised	—	(149)	(924)	—	3,304	2,231
Restricted stock awards granted	—	(1,371)	—	—	1,371	—
Performance share awards vested	—	(473)	—	—	473	—
Other	—	(668)	(37)	—	1	(704)
Balance at January 31, 2018	$375	$253,638	$228,293	$(14,623)	$(44,726)	$422,957
Net income	—	—	4,136	—	—	4,136
Foreign currency translation adjustment	—	—	—	(5,328)	—	(5,328)
Common dividends ($0.04 per share)	—	—	(1,403)	—	—	(1,403)
Stock-based compensation activity:
Expense related to stock-based compensation	—	(369)	—	—	—	(369)
Stock options exercised	—	—	(81)	—	414	333
Balance at April 30, 2018	$375	$253,269	$230,945	$(19,951)	$(44,312)	$420,326
Net income	—	—	10,753	—	—	10,753
Foreign currency translation adjustment	—	—	—	(7,650)	—	(7,650)
Common dividends ($0.04 per share)	—	—	(1,402)	—	—	(1,402)
Stock-based compensation activity:
Expense related to stock-based compensation	—	791	—	—	—	791
Stock options exercised	—	—	(269)	—	1,472	1,203
Other	(1)	(254)	(2)	—	(1)	(258)
Balance at July 31, 2018	$374	$253,806	$240,025	$(27,601)	$(42,841)	$423,763

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations and Basis of Presentation
Quanex Building Products Corporation is a component supplier to original equipment manufacturers (OEMs) in the building products industry. These components can be categorized as window and door (fenestration) components and kitchen and bath cabinet components. Examples of fenestration components include: (1) energy-efficient flexible insulating glass spacers, (2) extruded vinyl profiles, (3) window and door screens, and (4) precision-formed metal and wood products. We also manufacture cabinet doors and other components for OEMs in the kitchen and bathroom cabinet industry. In addition, we provide certain other non-fenestration components and products, which include solar panel sealants, trim moldings, vinyl decking, fencing, water retention barriers, and conservatory roof components. We have organized our business into three reportable business segments. For additional discussion of our reportable business segments, see Note 13, "Segment Information." We use low-cost, short lead-time production processes and engineering expertise to provide our customers with specialized products for their specific window, door, and cabinet applications. We believe these capabilities provide us with unique competitive advantages. We serve a primary customer base in North America and the United Kingdom (U.K.), and also serve customers in international markets through our operating plants in the U.K. and Germany, as well as through sales and marketing efforts in other countries.
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
Contract assets and liabilities
Deferred revenue, which is not significant, is recorded when we have remaining unsatisfied performance obligations for which we have received consideration. As of July 31, 2019, accounts receivables were $82.3 million.
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
The following table summarizes our product sales for the three and nine months ended July 31, 2019 and July 31, 2018 into groupings by segment which we believe depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors. For further details regarding our results by segment, refer to Note 13, “Segment Information”.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three months ended		Nine Months Ended
	July 31,		July 31,
	2019	2018	2019	2018
	(In thousands)
North American Fenestration:
United States - fenestration	$119,481	$112,914	$312,509	$297,700
International - fenestration	7,172	11,851	23,474	27,758
United States - non-fenestration	3,982	4,675	12,290	13,518
International - non-fenestration	5,624	3,957	12,381	11,304
	$136,259	$133,397	$360,654	$350,280
European Fenestration:
International - fenestration	$36,342	$34,881	$102,038	$97,597
International - non-fenestration	7,984	7,780	19,165	17,884
	$44,326	$42,661	$121,203	$115,481
North American Cabinet Components:
United States - fenestration	$3,561	$3,650	$9,909	$10,500
United States - non-fenestration	54,512	60,843	163,694	171,547
International - non-fenestration	616	621	1,774	1,658
	$58,689	$65,114	$175,377	$183,705
Unallocated Corporate & Other
Eliminations	$(813)	$(1,351)	$(3,762)	$(3,767)
	$(813)	$(1,351)	$(3,762)	$(3,767)
Net sales	$238,461	$239,821	$653,472	$645,699

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
We closed a kitchen and bathroom cabinet door business in Mexico in October 2016 and another plant in Lansing, Kansas in September 2017. We closed two U.S. vinyl operations plants in November 2016 and January 2017. Pursuant to these restructuring efforts, we expensed $0.1 million and $0.3 million during the three and nine months ended July 31, 2019, respectively, and $0.2 million and $0.9 million, respectively, for the comparable prior year periods. We have not negotiated an exit from our lease obligation, which is deemed to be at fair market value, at one remaining closed plant location. We expect to continue to incur costs related to this operating lease during fiscal 2019 until we are able to sublet or otherwise exit the lease.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Inventories
Inventories consisted of the following at July 31, 2019 and October 31, 2018:

	July 31, 2019	October 31, 2018
	(In thousands)
Raw materials	$42,415	$41,584
Finished goods and work in process	43,823	31,727
Supplies and other	2,975	1,794
Total	89,213	75,105
Less: Inventory reserves	4,451	4,375
Inventories, net	$84,762	$70,730

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

	As reported	Impact of change to FIFO	As adjusted
	(In thousands)
Inventories	$69,365	$1,365	$70,730
Deferred income taxes	17,215	295	17,510
Retained earnings	242,834	1,070	243,904
During the third quarter of 2019, we updated our assessment of the impact of the change in method of inventory costing and noted the impact would have remained the same.
3. Goodwill and Intangible Assets
Goodwill
The change in the carrying amount of goodwill for the nine months ended July 31, 2019 was as follows:

Nine Months Ended
July 31, 2019
(In thousands)
Beginning balance as of November 1, 2018	$219,627
Goodwill impairment charge	(29,978)
Foreign currency translation adjustment	(2,820)
Balance as of the end of the period	$186,829

At our last annual test date, August 31, 2018, we evaluated the recoverability of goodwill at each of our five reportable units with goodwill balances and determined that our goodwill was not impaired.  For the reportable unit included in our NA Cabinet Components operating segment, we experienced financial performance for the year to date period ending March 31, 2019 that was below our annual budget. As a result, we developed a new long-range forecast for this reporting unit that was below its previous long-range forecast as a result of an industry-wide shift from semi-custom cabinets to stock cabinets. We determined that the combination of i) actual financial results below planned performance, ii) a downward revision of the long-range forecast, and iii) the historical narrow margin of fair value over carrying value in previous annual and interim goodwill assessments represented a triggering event that would more likely than not indicate that the carrying value of a reporting unit was greater than its fair value.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Therefore, we performed a quantitative assessment (previously referred to as step one) of the goodwill impairment test at March 31, 2019.  The step one test was conducted using multiple valuation techniques, including a discounted cash flow analysis, which utilize Level 3 fair value inputs. During the nine months ended July 31, 2019, we adopted a new accounting standard which removed the requirement to perform any further testing beyond the quantitative assessment, as further described in Note 15, "New Accounting Guidance." As a result of the step one test, we recorded an impairment charge of $30.0 million, reducing the goodwill balance applicable to the reporting unit included in our NA Cabinet Components operating segment from $113.7 million to $83.7 million. For a summary of the change in the carrying amount of goodwill by segment, see Note 13, "Segment Information."
Identifiable Intangible Assets
Amortizable intangible assets consisted of the following as of July 31, 2019 and October 31, 2018:

	July 31, 2019		October 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Customer relationships	$151,616	$66,879	$153,704	$59,332
Trademarks and trade names	55,024	34,486	55,583	32,668
Patents and other technology	22,344	18,999	22,278	17,646
Total	$228,984	$120,364	$231,565	$109,646

During the nine months ended July 31, 2019, we retired identifiable intangible assets of $0.3 million related to customer relationships.
We had aggregate amortization expense related to intangible assets for the three and nine months ended July 31, 2019 of $3.7 million and $11.6 million, respectively, and $4.0 million and $12.2 million, respectively, for the comparable prior year periods.
Estimated remaining amortization expense, based on current intangible balances, for each of the fiscal years ending October 31, is as follows (in thousands):

Estimated Amortization Expense
2019 (remaining three months)	$3,689
2020	14,116
2021	12,396
2022	11,776
2023	11,028
Thereafter	55,615
Total	$108,620

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Debt and Capital Lease Obligations
Debt consisted of the following at July 31, 2019 and October 31, 2018:

	July 31, 2019	October 31, 2018
	(In thousands)
Revolving Credit Facility	$177,500	$195,000
Capital lease obligations and other	15,742	17,043
Unamortized deferred financing fees	(1,262)	(1,487)
Total debt	$191,980	$210,556
Less: Current maturities of long-term debt	871	1,224
Long-term debt	$191,109	$209,332

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
As of July 31, 2019, we had $177.5 million of borrowings outstanding under the Credit Agreement (reduced by unamortized debt issuance costs of $1.3 million), $4.8 million of outstanding letters of credit and $15.7 million outstanding primarily under capital leases. We had $142.7 million available for use under the Credit Agreement at July 31, 2019. Outstanding borrowings under the Credit Agreement accrue interest at 3.99% per annum. Our weighted average borrowing rate for borrowings outstanding during the nine months ended July 31, 2019 and 2018 was 4.16% and 3.70%, respectively. We were in compliance with our debt covenants as of July 31, 2019.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Other Debt Instruments
We maintain certain capital lease obligations related to equipment purchases, vehicles, and warehouse space. The cost and accumulated depreciation of property, plant and equipment under all outstanding capital leases at July 31, 2019 was $21.2 million and $4.2 million, respectively, including $16.6 million and $2.5 million, respectively, related to warehouse space. Our total obligations under capital leases and other total $15.6 million at July 31, 2019, of which $1.0 million is classified in the current portion of long-term debt and $14.6 million is classified as long-term debt on the accompanying unaudited condensed consolidated balance sheets. These obligations accrue interest at an average rate of 3.60%, and extend through the year 2036.
5. Retirement Plans
Pension Plan
Our non-contributory, single employer defined benefit pension plan covers a majority of our employees in the U.S. The net periodic pension cost for this plan for the three and nine months ended July 31, 2019 and 2018 was as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2019	2018	2019	2018
	(In thousands)
Service cost	$907	$960	$2,722	$2,932
Interest cost	364	279	1,092	847
Expected return on plan assets	(494)	(543)	(1,483)	(1,630)
Amortization of net loss	31	7	94	49
Net periodic pension cost	$808	$703	$2,425	$2,198

During September 2018, we contributed $0.8 million to fund our plan, and we expect to make a contribution to our plan in September 2019 of approximately $0.7 million.
Other Plans
We also have a supplemental benefit plan covering certain executive officers and key employees and a non-qualified deferred compensation plan covering members of the Board of Directors and certain key employees. As of July 31, 2019 and October 31, 2018, our liability under the supplemental benefit plan was approximately $3.5 million and $3.4 million, respectively. As of July 31, 2019 and October 31, 2018, the liability associated with the deferred compensation plan was approximately $3.7 million and $3.5 million, respectively. We record the current portion of liabilities associated with these plans under the caption "Accrued Liabilities," and the long-term portion under the caption "Other Liabilities" in the accompanying condensed consolidated balance sheets.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Nine Months Ended
July 31, 2019
(In thousands)
Beginning balance as of November 1, 2018	$295
Change in accrual for preexisting warranties	(10)
Warranty costs paid	(15)
Total accrued warranty as of July 31, 2019	$270
Less: Current portion of accrued warranty	138
Long-term portion of accrued warranty	$132

7. Income Taxes
To determine our income tax expense or benefit for interim periods, consistent with accounting standards, we apply the estimated annual effective income tax rate to year-to-date results. Our estimated annual effective tax rates for the each of the nine months ended July 31, 2019 and 2018 was 24.8% and 23.7%, respectively, excluding discrete items. On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the Act), which significantly changed U.S. tax law. The Act reduced our federal income tax statutory rate from 35.0% to 23.3% for the fiscal year ended October 31, 2018. The Act also imposed additional tax law changes that became effective during fiscal 2019, which include new requirements for a global intangible low-taxed income provision (GILTI) and a deduction for foreign-derived intangible income (FDII). We elected to account for the tax on GILTI as a period cost and therefore have not recorded deferred taxes related to GILTI on our foreign subsidiaries.
The 2019 effective rate was primarily impacted by a net charge of $1.4 million related to GILTI and FDII, as well as discrete charges of $0.6 million for the adjustment of the one-time mandatory transition tax on deemed repatriation of previously tax-deferred and unremitted foreign earnings and $0.3 million related to the vesting or exercise of equity-based compensation awards. Additionally, during the nine months ended July 31, 2019, we recorded a $30.0 million asset impairment charge, which was primarily non-deductible, in the North American Cabinet Components segment, as further explained in Note 3, "Goodwill and Intangible Assets." Discrete items contributing to the income tax benefit for the nine months ended July 31, 2018 included $7.7 million for the re-measurement of our deferred income tax assets and liabilities due to the decrease in the federal corporate income tax rate, a benefit of $0.3 million for the true up of our accruals and related deferred taxes from prior year filings and settled tax audits, and a benefit of $0.1 million related to the vesting or exercise of equity-based compensation awards, partially offset by a tax expense of $1.2 million for the one-time mandatory transition tax on deemed repatriation of previously tax-deferred and unremitted foreign earnings.
The following table reconciles our effective income tax rate to the federal statutory rate of 21.0% and 23.3% for the nine months ended July 31, 2019 and 2018, respectively:

	Nine months ended July 31,
	2019	2018
U.S. tax at statutory rate	21.0%	23.3%
State and local income tax	3.4	2.8
Non-U.S. income tax	0.5	(0.7)
Other permanent differences	(3.5)	(1.8)
Deferred rate impact of enactment of tax reform	—	(44.9)
Foreign tax positions under the Act (GILTI and FDII)	3.4	—
Tax impact of stock based compensation	(3.4)	0.8
Impact of deemed repatriation	(5.9)	7.1
Return to actual adjustments	(2.3)	(1.3)
Asset impairment charges	(73.3)	—
Effective tax rate	(60.1)%	(14.7)%

The U.S. statutory rate of 23.3% reflects the period November 1, 2017 to December 31, 2017 at the previous 35.0% rate and the period January 1, 2018 to October 31, 2018 at the new 21.0% rate.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of January 31, 2019, the Company completed the accounting for the income tax effects of the Act within the one-year measurement period as allowed by the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 118. We recorded an immaterial adjustment to our transition tax during the nine months ended July 31, 2019.
In light of the Act, we repatriated $13.9 million of excess cash from our foreign operations during the nine months ended July 31, 2019. This repatriation of excess cash was a portion of the one-time mandatory transition tax discussed above. We will continue to evaluate our foreign cash position and may repatriate additional foreign earnings in the future. With the exception of the one-time mandatory transition tax on deemed repatriation of previously tax-deferred and unremitted foreign earnings, we do not anticipate any material tax impact from any potential repatriation of previously unremitted foreign earnings.
As of July 31, 2019, our liability for uncertain tax positions (UTP) of $0.6 million relates to certain state tax items regarding the interpretation of tax laws and regulations. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. The final outcome of the future tax consequences of legal proceedings, if any, as well as the outcome of competent authority proceedings, changes in regulatory tax laws, or interpretation of those tax laws could impact our financial statements. We are subject to the effect of these matters occurring in various jurisdictions. The disallowance of the UTP would not materially affect the annual effective tax rate. We do not believe any of the UTP at July 31, 2019 will be recognized within the next twelve months.
We evaluate the likelihood of realization of our deferred tax assets by considering both positive and negative evidence. We maintain a valuation allowance for certain state net operating losses which totaled $1.3 million at July 31, 2019.
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
We have been and are currently party to multiple claims, some of which are in litigation, relating to alleged defects in a commercial sealant product that was manufactured and sold during the 2000's. During the nine months ended July 31, 2018, our insurance carrier reimbursed fees and expenses originally incurred as part of our defense of these various commercial sealant claims totaling $0.5 million. There were no corresponding reimbursements received during the nine months ended July 31, 2019. While we believe that our product was not defective and that we would prevail in these commercial sealant product claims if taken to trial, the timing, ultimate resolution and potential impact of these claims is not currently determinable. Nevertheless, after taking into account all currently available information, including our defenses, the advice of our counsel, and the extent and currently-expected availability of our existing insurance coverage, we believe that the eventual outcome of these commercial sealant claims

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

will not have a material adverse effect on our overall financial condition, results of operations or cash flows, and we have not recorded any accrual with regard to these claims.
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
We have not designated any of our derivative contracts as hedges for accounting purposes in accordance with the provisions under the Accounting Standards Codification Topic 815 "Derivatives and Hedging" (ASC 815). Therefore, changes in the fair value of these contracts and the realized gains and losses are recorded in the unaudited condensed consolidated statements of income (loss) for the three and nine months ended July 31, 2019 and 2018 as follows (in thousands):

		Three Months Ended		Nine Months Ended
		July 31,		July 31,
Location of gains (losses):		2019	2018	2019	2018
Other, net	Foreign currency derivatives	$11	$11	$(8)	$(18)

We have chosen not to offset any of our derivative instruments in accordance with the provisions of ASC 815. Therefore, the assets and liabilities are presented on a gross basis on the accompanying condensed consolidated balance sheets. Less than $0.1 million of fair value related to foreign currency derivatives was included in prepaid and other current assets as of July 31, 2019 and October 31, 2018.
The following table summarizes the notional amounts and fair value of outstanding derivative contracts at July 31, 2019 and October 31, 2018 (in thousands):

		Notional as indicated		Fair Value in $
		July 31, 2019	October 31, 2018	July 31, 2019	October 31, 2018
Foreign currency derivatives:
Sell EUR, buy USD	EUR	6	455	$—	$1
Sell CAD, buy USD	CAD	378	229	1	—
Sell GBP, buy USD	GBP	105	22	3	—
Buy EUR, sell GBP	EUR	72	34	1	—
Buy GBP, sell EUR	EUR	2	—	—	—
Buy USD, sell EUR	USD	6	12	—	—

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
As of July 31, 2019 and October 31, 2018, foreign currency derivatives were the only instruments being measured on a recurring basis. Less than $0.1 million of foreign currency derivatives were included in total assets as of July 31, 2019 and October 31, 2018. All of our derivative contracts are valued using quoted market prices from brokers or exchanges and are classified within Level 2 of the fair value hierarchy.
Carrying amounts reported on the balance sheet for cash, cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. Our outstanding debt is variable rate debt that re-prices frequently, thereby limiting our exposure to significant change in interest rate risk. As a result, the fair value of our debt instrument approximates carrying value at July 31, 2019, and October 31, 2018 (Level 3 measurement).
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
The aggregate number of shares of common stock authorized for grant under the 2008 Plan is 7,650,000 as approved by shareholders. Any officer, key employee and/or non-employee director is eligible for awards under the 2008 Plan. We grant restricted stock units to non-employee directors on the first business day of each fiscal year. As approved by the Compensation & Management Development Committee of our Board of Directors annually, we grant a mix of restricted stock awards, performance shares and/or performance restricted stock units to officers, management and key employees. We also historically granted stock options to certain officers, directors and key employees. Occasionally, we may make additional grants to key employees at other times during the year.
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
A summary of non-vested restricted stock awards activity during the nine months ended July 31, 2019 is presented below:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value per Share
Non-vested at October 31, 2018	217,200	$19.76
Granted	124,800	$13.78
Forfeited	(42,500)	$17.87
Vested	(69,400)	$19.19
Non-vested at July 31, 2019	230,100	$17.02
The total weighted average grant-date fair value of restricted stock awards that vested during each of the nine month periods ended July 31, 2019 and 2018 was $1.3 million and $2.3 million, respectively. As of July 31, 2019, total unrecognized compensation

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

cost related to unamortized restricted stock awards was $1.9 million. We expect to recognize this expense over the remaining weighted average vesting period of 1.9 years.
Stock Options
Historically, stock options have been awarded to key employees, officers and non-employee directors. Effective May 2015, the director compensation structure was revised to eliminate the annual grant of stock options to non-employee directors. During December 2017, the Compensation & Management Development Committee of the Board of Directors approved a change to the long-term incentive award program eliminating the grant of stock options and replacing this award with a grant of performance restricted stock units as further described below. As a result, stock options were not granted during the year ended October 31, 2018 or during the nine months ended July 31, 2019. Employee stock options typically vest ratably over a three-year period with service and continued employment as the vesting conditions. Our stock options may be exercised up to a maximum of ten years from the date of grant. The fair value of the stock options is determined on the grant date and expensed over the vesting period resulting in an increase in additional paid-in-capital. For employees who are nearing retirement-eligibility, we recognize stock option expense ratably over the shorter of the vesting period or the period from the grant-date to the retirement-eligibility date.
We use a Black-Scholes pricing model to estimate the fair value of stock options. A description of the methodology for the valuation assumptions was disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018.
The following table summarizes our stock option activity for the nine months ended July 31, 2019:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000s)
Outstanding at October 31, 2018	1,753,656	$18.47
Granted	—	$—
Exercised	(170,039)	$15.94
Forfeited/Expired	(23,000)	$19.11
Outstanding at July 31, 2019	1,560,617	$18.73	4.1	$1,211
Vested or expected to vest at July 31, 2019	1,560,617	$18.73	4.1	$1,211
Exercisable at July 31, 2019	1,479,145	$18.69	3.9	$1,211

Intrinsic value is the amount by which the market price of the common stock on the date of exercise exceeds the exercise price of the stock option. The total intrinsic value of stock options exercised during the nine months ended July 31, 2019 and 2018 was less than $0.3 million and $2.0 million, respectively. The weighted-average grant date fair value of stock options that vested during the nine months ended July 31, 2019 and 2018 was $1.1 million and $1.5 million, respectively. As of July 31, 2019, substantially all compensation cost related to stock options has been recognized.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

During the nine months ended July 31, 2019 and 2018, non-employee directors received 29,065 and 18,050 restricted stock units, respectively, at a grant date fair value of $15.29 per share and $21.85 per share, respectively, which vested immediately. As of July 31, 2019, there were 4,616 non-vested restricted stock units, which were awarded in June 2019 to a key employee at a grant date fair value of $16.70. These restricted stock units will vest in December 2020. During the nine months ended July 31, 2019, we paid approximately $0.4 million to settle previously vested restricted stock units; there were no corresponding payments to settled vested restricted stock units during the comparable prior year period.
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
The following table summarizes our performance share grants and the grant date fair value for the EPS, R-TSR and RONA performance metrics:

		Grant Date Fair Value
Grant Date	Shares Awarded	EPS	R-TSR	RONA	Shares Forfeited
November 30, 2016	186,500	$19.45	$26.61	$—	42,230
December 7, 2017	146,500	$20.70	$21.81	$—	33,208
December 5, 2018	131,500	$—	$—	$13.63	18,100

On December 3, 2018 and January 25, 2019, a total of 139,164 shares vested pursuant to the December 2015 grant and a total of 4,300 shares vested pursuant to the January 2016 grant, however performance conditions resulted in no share issuances or cash payments for either of these awards. The November 2016 and December 2017 grants include a return on invested capital (ROIC) metric which, if achieved, could enhance the number of shares that are ultimately issued but cannot exceed the maximum (200%). Due to the uncertainty with regard to achieving this metric, no value has been assigned. In the event and at such time as the metric is deemed achievable, compensation expense will begin to be recognized through the remaining vesting period. We recorded compensation expense of $0.5 million for each of the three and nine months ended July 31, 2019, respectively, related to the expected payout of our performance share awards that are outstanding as of July 31, 2019. During the three months ended July 31, 2018, we recorded compensation expense of $0.4 million related to the current portion of outstanding performance share grants which will vest in future years. During the nine months ended July 31, 2018, we recorded a decrease in compensation expense of $1.2 million related to the expected payouts of performance share awards that were outstanding as of July 31, 2018.
Performance share awards are not considered outstanding shares and do not have voting rights, although dividends are accrued over the performance period and will be payable in cash based upon the number of performance shares ultimately earned.
The performance shares are excluded from the diluted weighted-average shares used to calculate earnings per share until the performance criteria is probable to result in the issuance of contingent shares. As of July 31, 2019, we have deemed 68,107 shares related to the November 2016 grants of performance shares as probable to vest.

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

Vesting Level	Vesting Criteria	Percentage of Award Vested
Level 1	A-TSR greater than or equal to 50%	150%
Level 2	A-TSR less than 50% and greater than or equal to 20%	100%
Level 3	A-TSR less than 20% and greater than or equal to -20%	50%
Level 4	A-TSR less than -20%	—%

The following table summarizes our performance restricted stock unit grants and the grant date fair value for the A-TSR performance metric:

Grant Date	Shares Awarded	Grand Date Fair Value	Shares Forfeited
December 7, 2017	78,200	$17.76	17,754
December 5, 2018	89,200	$13.63	13,800

During the three and nine months ended July 31, 2019, we recorded compensation expense of approximately $0.2 million and $0.6 million, respectively, and $0.1 million and $0.2 million, respectively, for the comparable prior year periods related to our performance share restricted units.
Similar to performance shares, the performance restricted stock units are not considered outstanding shares, do not have voting rights, and are excluded from diluted weighted-average shares used to calculate earnings per share until the performance criteria is probable to result in the issuance of contingent shares.
Treasury Shares
We record treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Shares are generally issued from treasury stock at the time of grant of restricted stock awards, upon the exercise of stock options, and upon the vesting of performance shares and performance restricted stock units. On the subsequent issuance of treasury shares, we record proceeds in excess of cost as an increase in additional paid in capital. A deficiency of such proceeds relative to costs would be applied to reduce paid-in-capital associated with prior issuances to the extent available, with the remainder recorded as a charge to retained earnings. We recorded a charge to retained earnings of $0.8 million during the nine months ended July 31, 2019.
The following table summarizes the treasury stock activity during the nine months ended July 31, 2019:

Nine Months Ended
July 31, 2019
Beginning balance as of November 1, 2018	4,094,785
Restricted stock awards granted	(124,800)
Stock options exercised	(170,039)
Treasury stock repurchases	408,398
Balance at April 30, 2019	4,208,344

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Other Income
Other income, included under the caption "Other, net" on the accompanying condensed consolidated statements of income (loss), consisted of the following for the three and nine months ended July 31, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2019	2018	2019	2018
	(In thousands)
Foreign currency transaction gains (losses)	$101	$(90)	$75	$106
Foreign currency derivative gains (losses)	11	11	(8)	(18)
Pension service benefit	130	257	328	734
Interest income	15	14	59	54
Other	2	3	7	8
Other, net	$259	$195	$461	$884
Other income for the three and nine months ended July 31, 2018 has been updated to reflect the adoption of Accounting Standards Update 2017-07. For further information, see Note 15, "New Accounting Guidance".
13. Segment Information
We present three reportable business segments in accordance with ASC Topic 280-10-50, "Segment Reporting" (ASC 280): (1) North American Fenestration segment (NA Fenestration), comprising three operating segments primarily focused on the fenestration market in North America including vinyl profiles, insulating glass spacers, screens & other fenestration components; (2) European Fenestration segment (EU Fenestration), comprising our U.K.-based vinyl extrusion business, manufacturing vinyl profiles & conservatories, and the European insulating glass business manufacturing insulating glass spacers; and (3) North American Cabinet Components segment (NA Cabinet Components), comprising our cabinet door and components operations. We maintain an Unallocated Corporate & Other grouping which includes corporate office charges, and inter-segment eliminations, less an allocation of a portion of the general and administrative costs associated with the corporate office which have been allocated to the reportable business segments, based upon a relative measure of profitability, in order to more accurately reflect each reportable business segment's administrative cost. Certain costs are not allocated to the reportable operating segments, but remain in Unallocated Corporate & Other, including transaction expenses, stock-based compensation, long-term incentive awards based on the performance of our common stock and other factors, certain severance and legal costs not deemed to be allocable to all segments, depreciation of corporate assets, interest expense, other, net, income taxes and inter-segment eliminations, and beginning in the fourth quarter of 2018, executive incentive compensation and medical expense fluctuations relative to planned costs as determined during the annual planning process. The change in allocation was incorporated during the fourth quarter of 2018, which resulted in a reduction in corporate general and administrative expense of $1.2 million and $2.1 million for the three and nine months ended July 31, 2018, respectively, which is reflected in the tables below. The accounting policies of our operating segments are the same as those used to prepare the accompanying condensed consolidated financial statements. Corporate general and administrative expense allocated during the three and nine month periods ended July 31, 2019 was $4.8 million and $14.6 million, respectively, and $4.1 million and $13.2 million, respectively, for the prior year comparable periods.
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
Segment information for the three and nine months ended July 31, 2019 and 2018, and total assets as of July 31, 2019 and October 31, 2018 are summarized in the following table (in thousands):

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	NA Fenestration(1)	EU Fenestration(1)	NA Cabinet Comp.	Unallocated Corp. & Other	Total
Three Months Ended July 31, 2019
Net sales	$136,259	$44,326	$58,689	$(813)	$238,461
Depreciation and amortization	6,578	2,213	3,258	133	12,182
Operating income (loss)	15,944	5,367	1,558	(3,759)	19,110
Capital expenditures	2,299	485	942	236	3,962
Three Months Ended July 31, 2018
Net sales	$133,397	$42,661	$65,114	$(1,351)	$239,821
Depreciation and amortization	6,741	2,352	3,432	166	12,691
Operating income (loss) (2)	12,712	4,177	3,623	(3,682)	16,830
Capital expenditures	3,391	698	1,792	4	5,885
Nine Months Ended July 31, 2019
Net sales	$360,654	$121,203	$175,377	$(3,762)	$653,472
Depreciation and amortization	20,208	6,669	9,902	379	37,158
Operating income (loss)	24,048	12,951	(29,361)	(10,341)	(2,703)
Capital expenditures	8,672	4,825	3,251	236	16,984
Nine Months Ended July 31, 2018
Net sales	$350,280	$115,481	$183,705	$(3,767)	$645,699
Depreciation and amortization	20,561	7,328	10,957	428	39,274
Operating income (loss)	19,960	8,094	1,129	(5,183)	24,000
Capital expenditures	10,855	4,562	5,563	118	21,098
As of July 31, 2019
Total assets	$235,443	$203,696	$236,236	$4,689	$680,064
As of October 31, 2018
Total assets (3)	$239,915	$214,704	$272,313	$16,282	$743,214

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
The following table summarizes the change in the carrying amount of goodwill by reportable business segment for the nine months ended July 31, 2019 (in thousands):

	NA Fenestration	EU Fenestration	NA Cabinet Comp.	Unallocated Corp. & Other	Total
Balance as of October 31, 2018	$38,712	$67,168	$113,747	$—	$219,627
Asset impairment charge	—	—	(29,978)	—	(29,978)
Foreign currency translation adjustment	—	(2,820)	—	—	(2,820)
Balance as of July 31, 2019	$38,712	$64,348	$83,769	$—	$186,829

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

For further details of Goodwill, see Note 3, "Goodwill & Intangible Assets", located herewith.
We did not allocate non-operating loss or income tax benefit to the reportable segments. The following table reconciles operating income (loss) as reported above to net income (loss) for the three and nine months ended July 31, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2019	2018	2019	2018
	(In thousands)
Operating income (loss)	$19,110	$16,830	$(2,703)	$24,000
Interest expense	(2,570)	(2,641)	(7,614)	(7,584)
Other, net	259	195	461	884
Income tax (expense) benefit	(4,958)	(3,631)	(5,926)	2,536
Net income (loss)	$11,841	$10,753	$(15,782)	$19,836

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
Basic and diluted earnings (loss) per share for the three and nine months ended July 31, 2019 and 2018 were calculated as follows (in thousands, except per share data):

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Net Income	Weighted Average Shares	Per Share
Three Months Ended July 31, 2019
Basic earnings per common share	$11,841	32,899	$0.36
Effect of dilutive securities:
Stock options		77
Restricted stock awards		118
Performance shares		68
Diluted earnings per common share	$11,841	33,162	$0.36

Three Months Ended July 31, 2018
Basic earnings per common share	$10,753	34,840	$0.31
Effect of dilutive securities:
Stock options		171
Restricted stock awards		109
Diluted earnings per common share	$10,753	35,120	$0.31

Nine Months Ended July 31, 2019
Basic loss per common share	$(15,782)	32,984	$(0.48)
Diluted loss per common share (1)	$(15,782)	32,984	$(0.48)

Nine Months Ended July 31, 2018
Basic earnings per common share	$19,836	34,766	$0.57
Effect of dilutive securities:
Stock options		226
Restricted stock awards		133
Diluted earnings per common share	$19,836	35,125	$0.56
(1) The computation of diluted earnings per share excludes outstanding stock options and other common stock equivalents when their inclusion would be anti-dilutive. This is always the case when an entity incurs a net loss. During the nine months ended July 31, 2019, 30,844 shares of common stock equivalent and 120,927 shares of restricted stock were excluded from the computation of diluted earnings per share. In addition, 68,107 potentially dilutive contingent shares related to performance share awards for each of the nine months ended July 31, 2019 were excluded.
We had common stock equivalents that were potentially dilutive in future earnings per share calculations of 1,155,941 and 1,419,408 for the three and nine months ended July 31, 2019, respectively, and 1,015,946 and 972,606, respectively, for the prior year comparable periods. Such dilution will be dependent on the excess of the market price of our stock over the exercise price and other components of the treasury stock method.
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
In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This update provides explicit guidance on how to present the service cost component and other components of net benefit cost in the income statement and allows only the service cost component of net benefit cost to be eligible for capitalization. We adopted this change retrospectively as of November 1, 2018, resulting in a reclassification for the three and nine months ended July 31, 2018 of $0.2 million and $0.6 million of benefit, respectively, from the "Cost of sales" line item and approximately $0.1 million and $0.2 million of benefit for the

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

corresponding periods from the "Selling, general and administrative" line item to the "Other, net" line item on the accompanying condensed consolidated statement of income.
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
Accounting Standards Not Yet Adopted
In February 2016, the FASB established Topic 842, Leases, by issuing ASU No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.
The new standard is effective for us on November 1, 2019, with early adoption permitted. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. We expect to adopt the new standard on November 1, 2019 and use the effective date as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods prior to November 1, 2019.
The new standard provides a number of optional practical expedients in transition. We expect to elect all of the new standard’s available transition practical expedients.
We expect that this standard will have a material effect on our financial statements. While we continue to assess all of the effects of adoption, we currently believe the most significant effects on our financial statements relate to the recognition of new ROU assets and lease liabilities on our balance sheet for our operating leases and providing significant new disclosures about our leasing activities. We do not expect a significant change in our leasing activities between now and adoption.
On adoption, we currently expect to recognize additional operating liabilities ranging from $40.0 million to $60.0 million, with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The new standard also provides practical expedients for an entity’s ongoing accounting. We currently expect to elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. We also currently expect to elect the practical expedient to not separate lease and non-lease components for all of our leases.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes as of July 31, 2019, and for the nine months ended July 31, 2019 and 2018, included elsewhere herein. For additional information pertaining to our business, including risk factors which should be considered before investing in our common stock, refer to our Annual Report on Form 10-K for the fiscal year ended October 31, 2018.
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
We currently have three reportable business segments: (1) North American Fenestration segment (NA Fenestration), comprising three operating segments primarily focused on the fenestration market in North America manufacturing vinyl profiles, insulating glass spacers, screens & other fenestration components; (2) European Fenestration segment (EU Fenestration), comprising our U.K.-based vinyl extrusion business, manufacturing vinyl profiles and conservatories, and the European insulating glass business manufacturing insulating glass spacers; and (3) North American Cabinet Components segment (NA Cabinet Components), comprising our cabinet door and components operations. We maintain a grouping called Unallocated Corporate & Other, which includes transaction expenses, stock-based compensation, long-term incentive awards based on performance of our common stock and other factors, certain severance and legal costs not allocable to our operating segments, depreciation of corporate assets, interest expense, other, net, income taxes and inter-segment eliminations, and beginning in 2018, executive incentive compensation and medical expense fluctuations relative to planned costs as determined during the annual planning process. Other corporate general and administrative costs have been allocated to the reportable business segments, based upon a relative measure of profitability in order to more accurately reflect each reportable business segment's administrative costs. The accounting policies of our operating segments are the same as those used to prepare our accompanying condensed consolidated financial statements.
In an effort to focus on protecting margins and improving cash flows, we implemented a strategy to reduce our sales volume with certain low-margin customers. During 2017, we rationalized capacity and closed two U.S. vinyl plants and two cabinet door plants, relocating assets to improve overall operational efficiency. Pursuant to these restructuring efforts, we expensed $0.1 million and $0.3 million during the three and nine months ended July 31, 2019 and $0.2 million and $0.9 million for the comparable prior year periods.
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
Recent Transactions and Events
On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the Act) that included sweeping tax reform which affected U.S. corporations, including a reduction of the statutory federal corporate tax rate from 35% to 21%. We made an initial assessment of the Act and recorded a discrete benefit of $6.5 million, which included a charge of $1.2 million for a one-time mandatory transition tax on deemed repatriation of previously tax-deferred and unremitted foreign earnings during the fiscal year ended October 31, 2018. We completed the accounting for the income tax effects of the Act and recorded a charge of $0.6 million for the re-measurement of the one-time mandatory transition tax during the nine months ended July 31, 2019. The Act also imposed additional tax law changes that became effective during fiscal 2019, which include new requirements for a global intangible low-taxed income provision (GILTI) and a deduction for foreign-derived intangible income (FDII), which resulted in a net charge of $1.4 million during the nine months ended July 31, 2019.

Market Overview and Outlook
We believe the primary drivers of our operating results continue to be North American new home construction and residential remodeling and replacement (R&R) activity. We believe that housing starts and window shipments are indicators of activity levels in the homebuilding and window industries, and we use this data, as published by or derived from third-party sources, to evaluate the market. We have historically evaluated the market using data from the National Association of Homebuilders (NAHB) with regard to housing starts, and published reports by Ducker Worldwide, LLC (Ducker), a consulting and research firm, with regard to window shipments in the U.S. We obtain market data from Freedonia Group, Catalina Research and KCMA, each a consulting and research firm, for insight into the U.S. residential wood cabinet demand.
The NAHB has forecasted calendar-year housing starts (excluding manufactured units) to increase slightly through 2021. Ducker indicated that window shipments in the R&R market are expected to decline slightly during the calendar year ended 2019, increase 1% during 2020 and remain flat during 2021. Derived from reports published by Ducker, the overall decline in window shipments for the trailing twelve months ended June 30, 2019 was 0.8%. During this period, R&R activity and new construction decreased 0.1% and 1.5%, respectively. Catalina Research estimates that residential semi-custom cabinet demand in the U.S. will decline slightly through 2020.
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
Given the lack of comparable precedent, it is difficult for us to predict the future impacts on our U.K. based operations, which accounted for approximately 14% of our total sales for the year ended October 31, 2018. Due to the fact that we manufacture and sell a majority of our U.K. products within the U.K., there is minimal risk to our ability to physically deliver goods and complete sales. As such, we believe we are well positioned within the U.K. to respond to potential changes to underlying demand as a result of the final Brexit outcome. The primary focus for our U.K. operations centers on the availability and pricing of raw materials. While we source the majority of our raw materials from within the U.K., many of the primary upstream raw materials our vendors utilize are being sourced from outside of the U.K., which could expose us to cross-border issues and raw material price impacts due to foreign currency volatility. If the U.K. exits the E.U. without an agreement (referred to as a hard Brexit), there could be complete closure of the U.K. border which could have wide-spread negative ramifications for the U.K. We do not expect a full closure to occur and instead assume at a minimum that trading with certain countries will continue uninterrupted. Since we purchase the same raw materials utilized in our U.K. facilities at our other non-U.K. facilities and source raw materials from multiple countries, we believe we are prepared to utilize our existing Quanex-wide supply infrastructure to minimize potential supply disruptions as much as possible.

Results of Operations
Three Months Ended July 31, 2019 Compared to Three Months Ended July 31, 2018

	Three Months Ended July 31,
	2019	2018	Change $	% Variance
	(Dollars in millions)
Net sales	$238.5	$239.8	$(1.3)	(1)%
Cost of sales (excluding depreciation and amortization)	181.4	185.8	(4.4)	(2)%
Selling, general and administrative	25.7	24.3	1.4	6%
Restructuring charges	0.1	0.2	(0.1)	50%
Depreciation and amortization	12.2	12.7	(0.5)	4%
Operating income	$19.1	$16.8	$2.3	14%
Interest expense	(2.6)	(2.6)	—	—%
Other, net	0.3	0.2	0.1	50%
Income tax expense	(5.0)	(3.6)	(1.4)	(39)%
Net income	$11.8	$10.8	$1.0	9%
Our period-over-period results by reportable segment follow.

Changes Related to Operating Income by Reportable Segment:
NA Fenestration

	Three Months Ended July 31,
	2019	2018	$ Change	% Variance
	(Dollars in millions)
Net sales	$136.3	$133.3	$3.0	2%
Cost of sales (excluding depreciation and amortization)	101.7	101.2	0.5	—%
Selling, general and administrative	11.9	12.5	(0.6)	5%
Restructuring charges	0.1	0.2	(0.1)	50%
Depreciation and amortization	6.6	6.7	(0.1)	1%
Operating income	$16.0	$12.7	$3.3	26%
Operating income margin	12%	10%
Net Sales. Net sales increased $3.0 million, or 2%, for the three months ended July 31, 2019 compared to the same period in 2018, which was primarily driven by price increases.
Cost of Sales. The cost of sales increased $0.5 million when comparing the three months ended July 31, 2019 to the same period in 2018. Cost of sales increased primarily due to inflationary cost increases for raw materials, of which a portion are recovered through surcharges.
Selling, General and Administrative. Selling, general and administrative expenses decreased $0.6 million, or 5%, when comparing the three months ended July 31, 2019 to the same period in 2018. This decrease was due primarily to lower compensation.
Restructuring Charges. Restructuring charges of $0.1 million primarily relate to facility lease expense for a vinyl extrusion plant which was closed in January 2017 in the U.S. that has not been sublet or otherwise exited as of July 31, 2019. Restructuring charges of $0.2 million incurred for the three months ended July 31, 2018 relate to two such plants in the prior year.
Depreciation and Amortization. Depreciation and amortization expense decreased slightly when comparing the three months ended July 31, 2019 to the same period in 2018 reflecting the run-off of depreciation expense related to existing assets and disposals during the period.
EU Fenestration

	Three Months Ended July 31,
	2019	2018	$ Change	Variance %
	(Dollars in millions)
Net sales	$44.3	$42.7	$1.6	4%
Cost of sales (excluding depreciation and amortization)	30.7	30.8	(0.1)	—%
Selling, general and administrative	6.0	5.3	0.7	(13)%
Depreciation and amortization	2.2	2.4	(0.2)	8%
Operating income	$5.4	$4.2	$1.2	29%
Operating income margin	12%	10%
Net Sales. Net sales increased $1.6 million, or 4%, when comparing the three months ended July 31, 2019 to the same period in 2018. This increase reflects $1.6 million of volume increases and $2.1 million of base price increases, partially offset by $2.1 million of foreign currency exchange rate changes.
Cost of Sales. The cost of sales decreased $0.1 million for the three months ended July 31, 2019 compared to the same period in 2018, which was driven by foreign currency exchange rate changes.
Selling, General and Administrative. Selling, general and administrative expense increased $0.7 million, or 13%, for the three months ended July 31, 2019 compared to the same period in 2018. The increase was primarily attributable to selling costs at our U.K. vinyl business, which were partially offset by foreign currency exchange rate changes.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended July 31, 2019 decreased $0.2 million, or 8%, when compared to the same period in 2018 primarily due to the effect of foreign currency exchange rate changes.
NA Cabinet Components

	Three Months Ended July 31,
	2019	2018	$ Change	Variance %
	(Dollars in millions)
Net sales	$58.7	$65.1	$(6.4)	(10)%
Cost of sales (excluding depreciation and amortization)	49.4	54.8	(5.4)	10%
Selling, general and administrative	4.5	3.3	1.2	(36)%
Depreciation and amortization	3.3	3.4	(0.1)	3%
Operating income	$1.5	$3.6	$(2.1)	58%
Operating income margin	3%	6%
Net Sales. Net sales decreased $6.4 million for the three months ended July 31, 2019 compared to the same period in 2018 as a result of lower volume, primarily related to the industry shift from semi-custom to stock cabinets.
Cost of Sales. Cost of sales decreased $5.4 million, or 10%, for the three months ended July 31, 2019 compared with the same period in 2018 as a result of lower volume.
Selling, General and Administrative. Selling, general and administrative expense increased $1.2 million, or 36%, for the three months ended July 31, 2019 compared to the same period in 2018, primarily driven by the timing of incentive accruals, higher worker’s compensation and higher benefit costs.
Depreciation and Amortization. Depreciation and amortization expense decreased slightly for the three months ended July 31, 2019 compared with the same period in 2018, reflecting the run-off of depreciation expense related to existing assets and disposals during the period.
Unallocated Corporate & Other

	Three Months Ended July 31,
	2019	2018	$ Change	Variance %
	(Dollars in millions)
Net sales	$(0.8)	$(1.3)	$0.5	38%
Cost of sales (excluding depreciation and amortization)	(0.4)	(1.0)	0.6	(60)%
Selling, general and administrative	3.3	3.2	0.1	(3)%
Depreciation and amortization	0.1	0.2	(0.1)	50%
Operating loss	$(3.8)	$(3.7)	$(0.1)	(3)%
Net Sales. Net sales for Unallocated Corporate & Other represents the elimination of inter-segment sales for the three months ended July 31, 2019 and 2018.
Cost of Sales. Cost of sales for Unallocated Corporate & Other consists of the elimination of inter-segment sales, profit in inventory, and other costs.
Selling, General and Administrative. Selling, general and administrative expenses increased $0.1 million for the three months ended July 31, 2019 compared to the same period in 2018. Increases in severance charges of $1.2 million were offset by lower transaction charges, lower incentive accruals, and lower stock based compensation expense from stock price fluctuations and expected payouts.
Depreciation and Amortization. Depreciation and amortization expense decreased $0.1 million, for the three months ended July 31, 2019 compared to the same period in 2018, reflecting the run-off of depreciation expense related to existing assets and disposals during the period.

Changes related to Non-Operating Items:
Interest Expense. Interest expense remained flat for the three months ended July 31, 2019 compared to the same period in 2018. A lower average outstanding balance was partially offset by higher interest rates during the period.
Other, net. The increase in other, net of $0.1 million at July 31, 2019 compared to the same period in 2018 relates primarily to the impact of foreign currency transaction gains.
Income Taxes. We recorded income tax expense of $5.0 million on pre-tax income of $16.8 million for the three months ended July 31, 2019, an effective rate of 29.5% and income tax expense of $3.6 million on pre-tax income of $14.4 million for the three months ended July 31, 2018, an effective rate of 25.2%. The difference in the effective rates between these periods relates to the net charge of $1.4 million related to GILTI and FDII.

Nine Months Ended July 31, 2019 Compared to Nine Months Ended July 31, 2018

	Nine Months Ended July 31,
	2019	2018	Change $	% Variance
	(Dollars in millions)
Net sales	$653.4	$645.7	$7.7	1%
Cost of sales (excluding depreciation and amortization)	511.3	509.4	1.9	—%
Selling, general and administrative	77.4	72.2	5.2	(7)%
Restructuring charges	0.3	0.9	(0.6)	67%
Depreciation and amortization	37.1	39.2	(2.1)	5%
Asset impairment charges	30.0	—	30.0	(100)%
Operating (loss) income	$(2.7)	$24.0	$(26.7)	(111)%
Interest expense	(7.6)	(7.6)	—	—%
Other, net	0.4	0.9	(0.5)	(56)%
Income tax (expense) benefit	(5.9)	2.5	(8.4)	(336)%
Net (loss) income	$(15.8)	$19.8	$(35.6)	180%
Our period-over-period results by reportable segment follow.

Changes Related to Operating Income by Reportable Segment:
NA Fenestration

	Nine Months Ended July 31,
	2019	2018	$ Change	% Variance
	(Dollars in millions)
Net sales	$360.6	$350.3	$10.3	3%
Cost of sales (excluding depreciation and amortization)	278.9	269.6	9.3	(3)%
Selling, general and administrative	37.2	39.3	(2.1)	5%
Restructuring charges	0.3	0.8	(0.5)	63%
Depreciation and amortization	20.2	20.6	(0.4)	2%
Operating income	$24.0	$20.0	$4.0	20%
Operating income margin	7%	6%
Net Sales. Net sales increased $10.3 million, or 3%, for the nine months ended July 31, 2019 compared to the same period in 2018. We experienced an increase of $5.6 million related to price, $3.9 million of revenue growth driven both by new volume and market growth, and an increase of $0.9 million related to surcharges.
Cost of Sales. The cost of sales increased $9.3 million, or 3%, when comparing the nine months ended July 31, 2019 to the same period in 2018. Cost of sales increased due to the corresponding increase in volume coupled with inflationary cost increases. A portion of the raw material increases are recovered through surcharges.
Selling, General and Administrative. Selling, general and administrative expenses decreased $2.1 million, or 5%, when comparing the nine months ended July 31, 2019 to the same period in 2018. This decrease was due primarily to lower compensation expenses as a result of a reduction in headcount.
Restructuring Charges. Restructuring charges of $0.3 million incurred during the nine months ended July 31, 2019 primarily relate to facility lease expense related to a vinyl extrusion plant which was closed in January 2017 in the U.S. that has not been sublet or otherwise exited as of July 31, 2019. Restructuring charges of $0.8 million incurred for the nine months ended July 31, 2018 relate to two such plants in the prior year.
Depreciation and Amortization. Depreciation and amortization expense decreased $0.4 million when comparing the nine months ended July 31, 2019 and 2018, reflecting the run-off of depreciation expense related to existing assets and disposals during the period.
EU Fenestration

	Nine Months Ended July 31,
	2019	2018	$ Change	Variance %
	(Dollars in millions)
Net sales	$121.2	$115.5	$5.7	5%
Cost of sales (excluding depreciation and amortization)	84.1	83.3	0.8	(1)%
Selling, general and administrative	17.4	16.8	0.6	(4)%
Depreciation and amortization	6.7	7.3	(0.6)	8%
Operating income	$13.0	$8.1	$4.9	60%
Operating income margin	11%	7%
Net Sales. Net sales increased $5.7 million, or 5%, when comparing the nine months ended July 31, 2019 to the same period in 2018. This increase reflects $6.8 million of volume increases and $5.4 million of base price increases, partially offset by $6.5 million of unfavorable foreign currency rate changes.
Cost of Sales. The cost of sales increased $0.8 million, or 1%, for the nine months ended July 31, 2019 compared to the same period in 2018. The increase was primarily attributable to a corresponding increase in volume of products sold, partially offset by foreign currency exchange rate changes.
Selling, General and Administrative. Selling, general and administrative expense decreased $0.6 million for the nine months ended July 31, 2019 compared to the same period in 2018 due to foreign currency exchange rate changes.

Depreciation and Amortization. Depreciation and amortization expense for the nine months ended July 31, 2019 declined $0.6 million, or 8%, when compared to the same period in 2018 due to exchange rate changes coupled with assets becoming fully depreciated.
NA Cabinet Components

	Nine Months Ended July 31,
	2019	2018	$ Change	Variance %
	(Dollars in millions)
Net sales	$175.4	$183.7	$(8.3)	(5)%
Cost of sales (excluding depreciation and amortization)	150.9	159.2	(8.3)	5%
Selling, general and administrative	13.9	12.4	1.5	(12)%
Restructuring charges	—	0.1	(0.1)	100%
Depreciation and amortization	9.9	10.9	(1.0)	9%
Asset impairment charges	30.0	—	30.0	(100)%
Operating (loss) income	$(29.3)	$1.1	$(30.4)	2,764%
Operating (loss) income margin	(17)%	1%
Net Sales. Net sales decreased $8.3 million, or 5%, for the nine months ended July 31, 2019 compared to the same period in 2018. On a year-over-year basis, we realized a decrease of $14.5 million as a result of lower volumes primarily related to the industry shift from semi-custom to stock cabinets, which was partially offset by $4.4 million of price increases and raw material surcharges.
Cost of Sales. Cost of sales decreased $8.3 million, or 5%, for the nine months ended July 31, 2019 compared with the same period in 2018 as a result of lower volume.
Selling, General and Administrative. Selling, general and administrative expense increased $1.5 million, or 12%, for the nine months ended July 31, 2019 compared to the same period in 2018, largely driven by the timing of incentive accruals and higher benefit costs.
Restructuring Charges. Restructuring charges of $0.1 million in the nine months ended July 31, 2018 represent equipment moving and other related costs associated with the Mexican plant closure effected in October 2016.
Depreciation and Amortization. Depreciation and amortization expense decreased $1.0 million, or 9%, for the nine months ended July 31, 2019 compared to the same period in 2018, reflecting the run-off of depreciation expense related to existing assets and disposals during the period.
Asset impairment charges. Asset impairment charges of $30.0 million for the nine months ended July 31, 2019 represent a goodwill impairment which was recorded as a result of an industry-wide shift from custom cabinets to stock cabinets. For additional discussion of this interim assessment, see Note 3, "Goodwill and Intangible Assets," to the accompanying unaudited condensed consolidated financial statements contained elsewhere herein.
Unallocated Corporate & Other

	Nine Months Ended July 31,
	2019	2018	$ Change	Variance %
	(Dollars in millions)
Net sales	$(3.8)	$(3.8)	$—	—%
Cost of sales (excluding depreciation and amortization)	(2.6)	(2.7)	0.1	(4)%
Selling, general and administrative	8.9	3.7	5.2	(141)%
Depreciation and amortization	0.3	0.4	(0.1)	25%
Operating loss	$(10.4)	$(5.2)	$(5.2)	(100)%
Net Sales. Net sales for Unallocated Corporate & Other represents the elimination of inter-segment sales for the nine months ended July 31, 2019 and 2018.
Cost of Sales. Cost of sales for Unallocated Corporate & Other consists of the elimination of inter-segment sales, profit in inventory, and other costs.

Selling, General and Administrative. Selling, general and administrative expenses increased $5.2 million for the nine months ended July 31, 2019 compared to the same period in 2018. This increase is attributable to (i) $2.2 million of higher compensation expense primarily related to the valuations of our stock based compensation awards, (ii) higher severance expense of $1.9 million related to executive severance and headcount reduction, and (iii) $1.3 million of higher medical expenses due to a higher claims experience during the nine months ended July 31, 2019 as compared to the prior year period.
Depreciation and Amortization. Depreciation and amortization expense remained flat for the nine months ended July 31, 2019 compared to the same period in 2018, reflecting the run-off of depreciation expense related to existing assets and disposals during the period.
Changes related to Non-Operating Items:
Interest Expense. Interest expense remained flat for the nine months ended July 31, 2019 compared to the same period in 2018.
Other, net. The decrease in other, net of $0.5 million at July 31, 2019 compared to the same period in 2018 relates primarily to a decrease in net pension service benefits.
Income Taxes. We recorded income tax expense of $5.9 million on a pre-tax loss of $9.9 million for the nine months ended July 31, 2019, an effective rate of 60.1% and income tax benefit of $2.5 million on pre-tax income of $17.3 million for the nine months ended July 31, 2018, an effective benefit rate of 14.7%. The effective rate for the nine months ended July 31, 2019 was primarily impacted by the fact that a majority of the $30.0 million asset impairment charge in the North American Cabinet Components segment did not generate a tax benefit, and a net charge of $1.4 million related to GILTI and FDII. The effective rate for the nine months ended July 31, 2018 reflects the impact of the Act, which reduced our federal tax rate from 35.0% to 21.0% as of January 1, 2018, and resulted in a discrete tax benefit.
Liquidity and Capital Resources
Overview
Historically, our principal sources of funds have been cash on hand, cash flow from operations, and borrowings under our credit facilities.
We maintain a $325.0 million revolving credit facility (the Credit Facility). The Credit Facility matures in 2023 (5-year term) and requires interest payments calculated, at our election and depending upon our Consolidated Leverage Ratio, at either a Base Rate plus an applicable margin (0.25% to 1.00%) or the LIBOR Rate plus an applicable margin (1.25% to 2.00%). The applicable rate during the nine months ended July 31, 2019 fluctuated between LIBOR + 1.50% and 1.75%. In addition to the Consolidated Leverage Ratio covenant, we are required to meet a Consolidated Interest Coverage Ratio covenant, and there are limitations on certain transactions including our ability to incur indebtedness, incur liens, dispose of material assets, acquire businesses, make restricted payments and pay dividends (limited to $20.0 million per year). We are amortizing deferred financing fees of $1.3 million straight-line over the remaining term of the facility.
As of July 31, 2019, we had $10.7 million of cash and equivalents, $177.5 million outstanding under the Credit Facility, $4.8 million of outstanding letters of credit and $15.7 million outstanding under capital leases. We had $142.7 million available for use under the Credit Facility at July 31, 2019.
We repatriated $13.9 million of foreign cash during the nine months ended July 31, 2019. We expect to repatriate excess cash moving forward and utilize the funds to retire debt or meet current working capital needs.

Analysis of Cash Flow
The following table summarizes our cash flow results for the nine months ended July 31, 2019 and 2018:

	Nine Months Ended
	July 31,
	2019	2018
	(In millions)
Cash provided by operating activities	$30.0	$48.5
Cash used for investing activities	$(16.7)	$(20.8)
Cash used for financing activities	$(30.5)	$(32.0)
Operating Activities. Operating cash flow for the nine months ended July 31, 2019 declined approximately $18.5 million compared to the nine months ended July 31, 2018. Cash receipts were unfavorably impacted by a reduction in net income as well as unfavorable working capital changes, including a higher payout of accrued incentives and higher spending on the seasonal inventory build compared to 2018.
Investing Activities. Cash used for investing activities decreased $4.1 million when comparing the nine months ended July 31, 2019 to the same period in 2018 related to a decline in capital expenditures.
Financing Activities. Cash used for financing activities was $30.5 million for the nine months ended July 31, 2019, primarily attributable to $18.6 million of net repayments of debt, $8.0 million of dividends paid to our shareholders, and $6.3 million related to the purchase of treasury stock, partially offset by $2.7 million of proceeds received from stock option exercises. For the nine months ended July 31, 2018, cash used for financing activities was $32.0 million, primarily attributable to $30.6 million of net repayments of debt, dividends paid to our shareholders of $4.2 million, and $1.0 million of cash paid for payroll taxes related to stock based compensation, partially offset by $3.8 million of proceeds received from stock option exercises.
Liquidity Requirements
Our strategy for deploying cash is to invest in organic growth opportunities, develop our infrastructure, and make strategic acquisitions. Other uses of cash include paying cash dividends to our shareholders and repurchasing our common stock. We have historically invested cash and cash equivalents in commercial paper with terms of three months or less. We did not have any investments during the nine months ended July 31, 2019 and 2018. We maintain cash balances in foreign countries which total $9.5 million as of July 31, 2019. During the nine months ended July 31, 2019, we repatriated $13.9 million of foreign earnings from our foreign locations.
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
For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended October 31, 2018. During the nine months ended July 31, 2019, we changed our critical accounting policy related to inventory. Specifically, we changed the method of inventory costing for certain inventory to the first-in first-out (FIFO) method from the last-in first-out (LIFO) method. For further details of this change, refer to "Part I, Financial Information" of this Quarterly Report on Form 10-Q.

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
In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.
The new standard is effective for us on November 1, 2019, with early adoption permitted. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. We expect to adopt the new standard on November 1, 2019 and use the effective date as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods prior to November 1, 2019.
The new standard provides a number of optional practical expedients in transition. We expect to elect all of the new standard’s available transition practical expedients.
We expect that this standard will have a material effect on our financial statements. While we continue to assess all of the effects of adoption, we currently believe the most significant effects on our financial statements relate to the recognition of new ROU assets and lease liabilities on our balance sheet for our operating leases and providing significant new disclosures about our leasing activities. We do not expect a significant change in our leasing activities between now and adoption.
On adoption, we currently expect to recognize additional operating liabilities ranging from $40.0 million to $60.0 million, with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.
The new standard also provides practical expedients for an entity’s ongoing accounting. We currently expect to elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. We also currently expect to elect the practical expedient to not separate lease and non-lease components for all of our leases.

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
Interest Rate Risk
Our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Based upon the balances of the variable rate debt at July 31, 2019, a hypothetical 1.0% increase or decrease in interest rates could result in approximately $1.8 million of additional pretax charges or credit to our operating results per year. This sensitivity is impacted by the amount of borrowings under our credit facilities, and amounts outstanding under finance leases.
Foreign Currency Rate Risk
Our international operations have exposure to foreign currency rate risks, primarily due to fluctuations in the Euro, the British Pound Sterling and the Canadian Dollar. From time to time, we enter into foreign exchange contracts associated with our operations to manage a portion of the foreign currency rate risk.
The notional and fair market values of these positions at July 31, 2019 and October 31, 2018, were as follows (in thousands):

		Notional as indicated		Fair Value in $
		July 31, 2019	October 31, 2018	July 31, 2019	October 31, 2018
Foreign currency derivatives:
Sell EUR, buy USD	EUR	6	455	$—	$1
Sell CAD, buy USD	CAD	378	229	1	—
Sell GBP, buy USD	GBP	105	22	3	—
Buy EUR, sell GBP	EUR	72	34	1	—
Buy GBP, sell EUR	EUR	2	—	—	—
Buy USD, sell EUR	USD	6	12	—	—
At July 31, 2019 and October 31, 2018, we held foreign currency derivative contracts hedging cross-border intercompany and commercial activity for our insulating glass spacer business. Although these derivatives hedge our exposure to fluctuations in foreign currency rates, we do not apply hedge accounting and therefore, the change in the fair value of these foreign currency derivatives is recorded directly to other income and expense in the accompanying condensed consolidated statements of income (loss). To the extent the gain or loss on the derivative instrument offsets the gain or loss from the re-measurement of the underlying foreign currency balance, changes in exchange rates should have no effect. See Note 9, "Derivative Instruments," to the accompanying unaudited condensed consolidated financial statements contained elsewhere herein.
During the three and nine months ended July 31, 2018, we maintained an unhedged foreign currency position associated with debt borrowed to facilitate an acquisition within our EU Fenestration business, resulting in an unrealized loss of $0.2 million and an unrealized gain of less than $0.1 million, respectively, associated with this foreign currency exposure.
Commodity Price Risk
We purchase PVC as the significant raw material consumed in the manufacture of vinyl extrusions. We have a monthly resin adjuster in place with a majority of our customers and our resin supplier that is adjusted based upon published industry indices for resin prices for the prior month. This adjuster effectively shares the base pass-through price changes of PVC with our customers commensurate with the market at large. Our long-term exposure to changes in PVC prices is somewhat mitigated due to the contractual component of the resin adjuster program. In addition, there is a level of exposure to short-term volatility due to the one month lag.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Interim Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (1934 Act) as of July 31, 2019. Based on that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that, as of July 31, 2019, the disclosure controls and procedures are effective.
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
During the three months ended July 31, 2019, we repurchased common stock as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum US Dollars Remaining that May Yet Be Used to Purchase Shares Under the Plans or Programs (1)
May 1, 2019 through May 31, 2019	—	$—	—	$23,264,059
June 1, 2019 through June 31, 2019	93,352	17.50	93,352	21,630,466
July 1, 2019 through July 31, 2019 (2)	404	18.58	—	21,630,466
Total	93,756	$17.50	93,352
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
(2) July 2019 includes 404 shares cancelled in connection with tax withholding related to the vesting of restricted share awards. Shares so cancelled pursuant to the terms of our 2008 Omnibus Incentive Plan, as amended, are not part of any publicly announced share repurchase authorizations.

Item 6. Exhibits
The exhibits required to be furnished pursuant to Item 6 are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANEX BUILDING PRODUCTS CORPORATION

Date:	September 6, 2019	/s/ Scott M. Zuehlke
Scott M. Zuehlke
Vice President - Investor Relations and Treasurer & Interim Chief Financial Officer (Principal Financial Officer)

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