Form 10-Q
period 2020-01-31
Quanex Building Products CORP
filed 2020-03-06
CIK 1423221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________
FORM 10-Q
 ________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2020
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
The number of shares outstanding of the registrant's Common Stock as of March 3, 2020 was 32,947,975.

QUANEX BUILDING PRODUCTS CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 31, 2020	October 31, 2019
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$23,114	$30,868
Accounts receivable, net of allowance for doubtful accounts of $549 and $393	64,036	82,946
Inventories, net	78,117	67,159
Prepaid and other current assets	7,931	9,353
Total current assets	173,198	190,326
Property, plant and equipment, net of accumulated depreciation of $322,403 and $317,568	192,148	193,600
Operating lease right-of-use assets	41,661	—
Goodwill	146,590	145,563
Intangible assets, net	104,338	107,297
Other assets	9,265	8,324
Total assets	$667,200	$645,110
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$49,092	$63,604
Accrued liabilities	28,982	39,221
Income taxes payable	5,265	6,183
Current maturities of long-term debt	707	746
Current operating lease liabilities	6,532	—
Total current liabilities	90,578	109,754
Long-term debt	166,711	156,414
Noncurrent operating lease liabilities	35,505	—
Deferred pension and postretirement benefits	11,251	13,322
Deferred income taxes	19,741	19,363
Other liabilities	13,481	16,070
Total liabilities	337,267	314,923
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, shares authorized 1,000,000; issued and outstanding - none	—	—
Common stock, $0.01 par value, shares authorized 125,000,000; issued 37,319,866 and 37,370,402, respectively; outstanding 32,963,475 and 33,021,789, respectively	373	374
Additional paid-in-capital	252,495	254,673
Retained earnings	182,989	185,703
Accumulated other comprehensive loss	(29,164)	(33,817)
Less: Treasury stock at cost, 4,356,391 and 4,348,613 shares, respectively	(76,760)	(76,746)
Total stockholders’ equity	329,933	330,187
Total liabilities and stockholders' equity	$667,200	$645,110
The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three Months Ended
	January 31,
	2020	2019
	(In thousands, except per share amounts)
Net sales	$196,597	$196,808
Cost and expenses:
Cost of sales (excluding depreciation and amortization)	157,427	158,557
Selling, general and administrative	24,132	28,026
Restructuring charges	153	103
Depreciation and amortization	12,905	12,572
Operating income (loss)	1,980	(2,450)
Non-operating (expense) income:
Interest expense	(1,582)	(2,442)
Other, net	36	256
Income (loss) before income taxes	434	(4,636)
Income tax (expense) benefit	(424)	987
Net income (loss)	$10	$(3,649)

Basic earnings (loss) per common share	$—	$(0.11)

Diluted earnings (loss) per common share:	$—	$(0.11)

Weighted-average common shares outstanding:
Basic	32,861	33,098
Diluted	33,078	33,098

Cash dividends per share	$0.08	$0.08

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	January 31,
	2020	2019
	(In thousands)
Net income (loss)	$10	$(3,649)
Other comprehensive income:
Foreign currency translation gain	2,743	4,066
Change in pension from net unamortized gain (loss) adjustment (pretax)	2,519	(11)
Change in pension from net unamortized gain (loss) adjustment tax (expense) benefit	(609)	7
Other comprehensive gain	4,653	4,062
Comprehensive income	$4,663	$413

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	January 31,
	2020	2019
	(In thousands)
Operating activities:
Net income (loss)	$10	$(3,649)
Adjustments to reconcile net income (loss) to cash used for operating activities:
Depreciation and amortization	12,905	12,572
Stock-based compensation	(239)	224
Deferred income tax	(413)	(1,877)
Other, net	1,096	785
Changes in assets and liabilities:
Decrease in accounts receivable	18,641	12,679
Increase in inventory	(10,657)	(11,601)
Decrease in other current assets	1,200	15
Decrease in accounts payable	(12,063)	(11,738)
Decrease in accrued liabilities	(12,519)	(18,850)
(Decrease) increase in income taxes payable	(936)	422
Increase in deferred pension and postretirement benefits	448	684
Decrease in other long-term liabilities	(405)	(27)
Other, net	(725)	118
Cash used for operating activities	(3,657)	(20,243)
Investing activities:
Capital expenditures	(9,312)	(6,271)
Proceeds from disposition of capital assets	—	74
Cash used for investing activities	(9,312)	(6,197)
Financing activities:
Borrowings under credit facilities	34,500	43,000
Repayments of credit facility borrowings	(24,500)	(23,000)
Repayments of other long-term debt	(285)	(454)
Common stock dividends paid	(2,659)	(2,675)
Issuance of common stock	3,075	27
Payroll tax paid to settle shares forfeited upon vesting of stock	(454)	(322)
Purchase of treasury stock	(4,639)	(2,016)
Cash provided by financing activities	5,038	14,560
Effect of exchange rate changes on cash and cash equivalents	177	333
Decrease in cash and cash equivalents	(7,754)	(11,547)
Cash and cash equivalents at beginning of period	30,868	29,003
Cash and cash equivalents at end of period	$23,114	$17,456
The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

Three Months Ended January 31, 2020	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	(In thousands, no per share amounts shown except in verbiage)
Balance at October 31, 2019	$374	$254,673	$185,703	$(33,817)	$(76,746)	$330,187
Net income	—	—	10	—	—	10
Foreign currency translation adjustment	—	—	—	2,743	—	2,743
Common dividends ($0.08 per share)	—	—	(2,659)	—	—	(2,659)
Purchase of treasury stock	—	—	—	—	(4,639)	(4,639)
Change in pension from net unamortized gain (net of tax expense of $609)	—	—	—	1,910	—	1,910
Stock-based compensation activity:
Stock-based compensation benefit	—	(239)	—	—	—	(239)
Stock options exercised	—	92	(159)	—	3,142	3,075
Restricted stock awards granted	—	(1,082)	94	—	988	—
Performance share awards vested	—	(495)	—	—	495	—
Other	(1)	(454)	—	—	—	(455)
Balance at January 31, 2020	$373	$252,495	$182,989	$(29,164)	$(76,760)	$329,933

Three Months Ended January 31, 2019	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	(In thousands, no per share amounts shown except in verbiage)
Balance at October 31, 2018	$374	$254,678	$243,904	$(30,705)	$(73,029)	$395,222
Net loss	—	—	(3,649)	—	—	(3,649)
Foreign currency translation adjustment	—	—	—	4,066	—	4,066
Common dividends ($0.08 per share)	—	—	(2,675)	—	—	(2,675)
Purchase of treasury stock	—	—	—	—	(2,016)	(2,016)
Stock-based compensation activity:
Expense related to stock-based compensation	—	224	—	—	—	224
Stock options exercised	—	—	(35)	—	62	27
Restricted stock awards granted	—	(1,649)	(496)	—	2,145	—
Other	—	(322)	—	(4)	—	(326)
Balance at January 31, 2019	$374	$252,931	$237,049	$(26,643)	$(72,838)	$390,873

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
The accompanying interim condensed consolidated financial statements include the accounts of Quanex Building Products Corporation. All intercompany accounts and transactions have been eliminated in consolidation. These financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of October 31, 2019 was derived from audited financial information, but does not include all disclosures required by U.S. GAAP. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019. In our opinion, the accompanying financial statements contain all adjustments (which consist of normal recurring adjustments, except as disclosed herein) necessary to fairly present our financial position, results of operations and cash flows for the interim periods. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year or for any future periods.
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
Revenue from Contracts with Customers
Revenue recognition
We recognize revenue that reflects only the consideration we expect to receive for product sales upon transfer to customers. Revenue for product sales is recognized when control of the promised products is actually transferred to our customers, and we expect to be entitled to consideration in exchange for such transfer. We account for a contract when a customer provides us with a firm purchase order that identifies the products to be provided, the payment terms for those services, and when collectability of the consideration due is probable.
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
Pricing and sales incentives

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Shipping and handling costs
We account for shipping and handling services as fulfillment services; accordingly, freight revenue is combined with the product deliverable rather than being accounted for as a distinct performance obligation within the terms of the agreement. Shipping and handling costs incurred by us for the delivery of goods to customers are considered a cost to fulfill the contract and are included in Cost of sales in the accompanying Condensed Consolidated Statements of Income.
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
The following table summarizes our product sales for the three months ended January 31, 2020 and 2019 into groupings by segment which we believe depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors. For further details regarding our results by segment, refer to Note 13, “Segment Information”.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended
	January 31,
	2020	2019
	(In thousands)
North American Fenestration:
United States - fenestration	$96,847	$93,884
International - fenestration	6,434	8,207
United States - non-fenestration	4,563	3,505
International - non-fenestration	2,608	3,453
	$110,452	$109,049
European Fenestration:
International - fenestration	$30,964	$30,724
International - non-fenestration	5,802	4,530
	$36,766	$35,254
North American Cabinet Components:
United States - fenestration	$3,147	$3,352
United States - non-fenestration	46,450	49,962
International - non-fenestration	447	539
	$50,044	$53,853
Unallocated Corporate & Other
Eliminations	$(665)	$(1,348)
	$(665)	$(1,348)
Net sales	$196,597	$196,808

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
We closed a kitchen and bathroom cabinet door business in Mexico in October 2016 and another plant in Lansing, Kansas in September 2017. We closed two U.S. vinyl operations plants in November 2016 and January 2017. Pursuant to these restructuring efforts, we expensed $0.1 million during the three months ended January 31, 2020 and 2019. We have not negotiated an exit from our lease obligation, which is deemed to be at fair market value, at one remaining closed plant location. We expect to continue to incur costs related to this operating lease during fiscal 2020 until we are able to sublet or otherwise exit the lease.
During the year ended October 31, 2019, our North American Cabinet Components segment experienced declines in current and forecasted demand as a result of an industry-wide shift from semi-custom cabinets to stock cabinets, and received notice about a change in strategy at one of our large customers that may result in lower sales volumes in the future. As a result, during the first quarter of fiscal 2020, we began to restructure our operations within that segment by announcing the closure of one of our plants. We incurred severance expense of less than $0.1 million related to this plant closure during the three months ended January 31, 2020 and we expect to incur costs related to additional restructuring activities in future periods.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Leases
Effective November 1, 2019, we adopted Accounting Standards Codification Topic 842, "Leases" (ASC Topic 842), which requires leases to be recognized on the balance sheet. We recognize a right-of-use (ROU) asset and lease liability for each operating and finance lease with a contractual term greater than 12 months at the time of lease inception. We include ROU assets and lease liabilities for leases that exist within other contracts. Leases with an original term of 12 months or less are not recognized on the balance sheet, and the rent expense related to those short-term leases is recognized over the lease term. We do not account for lease and non-lease (e.g. common area maintenance) components of contracts separately for any underlying asset class.
We lease certain manufacturing plants, warehouses, office space, vehicles and equipment under finance and operating leases. Lease commencement occurs on the date we take possession or control of the property or equipment. Original terms for our real estate-related leases are generally between five and twenty years. Original terms for equipment-related leases, primarily manufacturing equipment and vehicles, are generally between one and ten years. Some of our leases also include rental escalation clauses. Renewal options are included in the determination of lease payments when management determines the options are reasonably certain of exercise, considering financial performance, strategic importance and/or invested capital.
If readily determinable, the rate implicit in the lease is used to discount lease payments to present value; however, substantially all of our leases do not provide a readily determinable implicit rate. When the implicit rate is not determinable, our estimated incremental borrowing rate is utilized, determined on a collateralized basis, to discount lease payments based on information available at lease commencement.
Total lease costs recorded include fixed operating lease costs and variable lease costs. Most of our real estate leases require we pay certain expenses, such as CAM costs, of which the fixed portion is included in operating lease costs. We recognize operating lease costs on a straight-line basis over the lease term. In addition to the above costs, variable lease costs are recognized when probable and are not included in determining the present value of our lease liability.
The ROU asset is measured at the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date and initial direct costs. For operating leases, ROU assets are reduced over the lease term by the recognized straight-line lease expense less the amount of accretion of the lease liability determined using the effective interest method. For finance leases, ROU assets are amortized on a straight-line basis over the shorter of the useful life of the leased asset or the lease term. Interest expense on each finance lease liability is recognized utilizing the effective interest method. ROU assets are tested for impairment in the same manner as long-lived assets. Additionally, we monitor for events or changes in circumstances that may require a reassessment of one of our leases and determine if a remeasurement is required.
The table below presents the lease-related assets and liabilities recorded on the balance sheet at January 31, 2020 (in thousands):

Leases	Classification	January 31, 2020
Assets
Operating lease assets	Operating lease right-of-use assets	$41,661
Finance lease assets	Property, plant and equipment (less accumulated depreciation of $308)	16,317
Total lease assets		$57,978

Liabilities
Current
Operating	Current operating lease liabilities	$6,532
Finance	Current maturities of long-term debt	975
Noncurrent
Operating	Noncurrent operating lease liabilities	35,505
Finance	Long-term debt	14,921
Total lease liabilities		$57,933

The table below presents the components of the lease costs for the three months ended January 31, 2020 (in thousands):

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Three months ended
January 31, 2020
Components of lease costs
Operating lease cost	$2,058
Finance lease cost
Amortization of leased assets	316
Interest on lease liabilities	144
Variable lease costs	125
Total lease cost	$2,643
The table below presents supplemental cash flow information related to leases for the three months ended January 31, 2020 (in thousands):

Three months ended
January 31, 2020
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Finance leases - financing cash flows	$322
Finance leases - operating cash flows	$144
Operating leases - operating cash flows	$2,071

Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$3,082
Finance Leases	$—

The table below presents the weighted average remaining lease terms and weighted average discount rates for the Company's leases as of January 31, 2020:

January 31, 2020
Weighted average remaining lease term (in years)
Operating leases	8.2
Financing leases	16.4

Weighted average discount rate
Operating leases	4.08%
Financing leases	3.64%

The table below presents the maturity of the lease liabilities as of January 31, 2020 (in thousands):

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Operating Leases	Finance Leases
	(in thousands)
2020 (remaining nine months)	$6,141	$1,177
2021	7,195	1,425
2022	6,531	1,391
2023	6,220	1,294
2024	5,516	1,190
Thereafter	17,730	14,208
Total lease payments	49,333	20,685
Less: present value discount	7,296	4,789
Total lease liabilities	$42,037	$15,896

As a result of the adoption of ASC Topic 842, we are required to present future minimum lease payments for operating and financing obligations having initial or remaining non-cancelable lease terms in excess of one year. These future minimum lease payments were previously disclosed in our 2019 Annual Report on Form 10-K and accounted for under previous lease guidance. Commitments as of October 31, 2019 were as follows:

	Operating Leases	Capital Leases
	(in thousands)
2020	$9,121	$1,020
2021	6,981	810
2022	6,012	815
2023	5,506	973
2024	4,699	713
Thereafter	15,220	11,392
Total	47,539	15,723
Less: amount representing interest		5,064
Present value of minimum lease payments		10,659

3. Inventories
Inventories consisted of the following at January 31, 2020 and October 31, 2019:

	January 31, 2020	October 31, 2019
	(In thousands)
Raw materials	$40,423	$32,818
Finished goods and work in process	39,461	35,538
Supplies and other	2,644	2,593
Total	82,528	70,949
Less: Inventory reserves	4,411	3,790
Inventories, net	$78,117	$67,159

Fixed costs related to excess manufacturing capacity, if any, have been expensed in the period they were incurred and, therefore, are not capitalized into inventory.
4. Goodwill and Intangible Assets
Goodwill

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The change in the carrying amount of goodwill for the three months ended January 31, 2020 was as follows:

Three Months Ended
January 31, 2020
(In thousands)
Beginning balance as of November 1, 2019	$145,563
Foreign currency translation adjustment	1,027
Balance as of the end of the period	$146,590

During the year ended October 31, 2019, we recorded impairment charges of $74.6 million associated with our NA Cabinet Components segment, which reduced the goodwill balance applicable to this reporting unit from $113.7 million to $39.1 million. Our other reporting units were not deemed to be impaired at our annual goodwill impairment testing date, August 31, 2019. As of January 31, 2020, there were no further indicators of impairment. Should our actual results for our NA Cabinet Components operating segment be lower than expected in the future, the corresponding goodwill could become impaired and the impairment could be material. For a summary of the change in the carrying amount of goodwill by segment, see Note 13, "Segment Information."
Identifiable Intangible Assets
Amortizable intangible assets consisted of the following as of January 31, 2020 and October 31, 2019:

	January 31, 2020		October 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Customer relationships	$154,727	$73,029	$153,950	$70,103
Trademarks and trade names	55,988	35,811	55,745	35,210
Patents and other technology	22,397	19,934	22,386	19,471
Total	$233,112	$128,774	$232,081	$124,784

We had aggregate amortization expense related to intangible assets for the three months ended January 31, 2020 of $3.7 million and $4.0 million for the comparable prior year period.
Estimated remaining amortization expense, based on current intangible balances, for each of the fiscal years ending October 31, is as follows (in thousands):

Estimated Amortization Expense
2020 (remaining nine months)	$10,594
2021	12,619
2022	11,998
2023	11,251
2024	10,520
Thereafter	47,356
Total	$104,338

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Debt and Capital Lease Obligations
Debt consisted of the following at January 31, 2020 and October 31, 2019:

	January 31, 2020	October 31, 2019
	(In thousands)
Revolving Credit Facility	$152,500	$142,500
Finance lease obligations and other	16,047	15,865
Unamortized deferred financing fees	(1,129)	(1,205)
Total debt	$167,418	$157,160
Less: Current maturities of long-term debt	707	746
Long-term debt	$166,711	$156,414

As more fully described in our Annual Report on Form 10-K for the year ended October 31, 2019, on October 18, 2018, we amended and extended our prior credit facility by entering into a $325.0 million revolving credit facility (the “Credit Facility”), with Wells Fargo Bank, National Association, as Agent, Swingline Lender and Issuing Lender, and Bank of America, N.A. serving as Syndication Agent. The Credit Facility has a five-year term, maturing on October 18, 2023, and requires interest payments calculated, at our election and depending upon our Consolidated Leverage Ratio, at either a Base Rate plus an applicable margin or the LIBOR Rate plus an applicable margin. The Credit Facility contains appropriate provisions to substitute LIBOR with a replacement rate if necessary. In addition, we are subject to commitment fees for the unused portion of the Credit Facility.
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
As of January 31, 2020, we had $152.5 million of borrowings outstanding under the Credit Agreement (reduced by unamortized debt issuance costs of $1.1 million), $4.8 million of outstanding letters of credit and $16.0 million outstanding primarily under finance leases and other debt. We had $167.7 million available for use under the Credit Agreement at January 31, 2020. Outstanding borrowings under the Credit Agreement accrue interest at 3.15% per annum. Our weighted average borrowing rate for borrowings outstanding during the three months ended January 31, 2020 and 2019 was 3.27% and 4.03%, respectively. We were in compliance with our debt covenants as of January 31, 2020.
Other Debt Instruments
We maintain certain finance lease obligations related to equipment purchases, vehicles, and warehouse space. Refer to Note 2, "Leases" for further information regarding our finance leases.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Retirement Plans
Pension Plan
Our non-contributory, single employer defined benefit pension plan covers a majority of our employees in the U.S. The net periodic pension cost for this plan for the three months ended January 31, 2020 and 2019 was as follows:

	Three Months Ended
	January 31,
	2020	2019
	(In thousands)
Service cost	$538	$977
Interest cost	293	283
Expected return on plan assets	(491)	(543)
Amortization of net loss	108	16
Net periodic pension cost	$448	$733

On January 1, 2020, we enacted changes to our pension plan whereby the benefits for all participants were frozen and thereafter those participants will receive increased benefits in the company sponsored defined contribution plan in lieu of participation in a defined benefit plan. As a result of this action, we have remeasured the pension assets and obligations for the pension plan as of December 31, 2019. This resulted in a decrease in our projected benefit obligation and recognition of a net actuarial gain of approximately $2.5 million that was recorded in accumulated other comprehensive income. The decrease in the projected benefit obligation was impacted by our asset performance through December 31, 2019, the impact of the pension plan freeze and an increase in the discount rate since October 31, 2019.
The remeasurement described above is in addition to our annual year-end measurement of the funded status of our benefit plans that we will record as of October 31, 2020. As a result, the change in our pension benefit obligation and net actuarial loss will differ from the $2.5 million discussed above primarily as a result of any changes in interest rates and actual asset performance different from our expected return on assets during the year.
During September 2019, we contributed $0.7 million to fund our plan, and we expect to make a contribution to our plan in September 2020 of approximately $3.7 million.
Other Plans
We also have a supplemental benefit plan covering certain executive officers and key employees and a non-qualified deferred compensation plan covering members of the Board of Directors and certain key employees. As of January 31, 2020 and October 31, 2019, our liability under the supplemental benefit plan was approximately $4.3 million and $4.2 million, respectively. As of January 31, 2020 and October 31, 2019, the liability associated with the deferred compensation plan was approximately $3.7 million and $3.8 million, respectively. We record the current portion of liabilities associated with these plans under the caption "Accrued Liabilities," and the long-term portion under the caption "Other Liabilities" in the accompanying condensed consolidated balance sheets.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Three Months Ended
January 31, 2020
(In thousands)
Beginning balance as of November 1, 2019	$260
Warranty costs paid	(20)
Total accrued warranty as of January 31, 2020	$240
Less: Current portion of accrued warranty	136
Long-term portion of accrued warranty	$104

8. Income Taxes
To determine our income tax expense or benefit for interim periods, consistent with accounting standards, we apply the estimated annual effective income tax rate to year-to-date results. Our estimated annual effective tax rates for the three months ended January 31, 2020 and 2019 was 20.5% and 24.0%, respectively, excluding discrete items. The 2020 effective rate was impacted by an additional discrete charge of $0.4 million related to the vesting or exercise of equity-based compensation awards.
The 2019 effective rate was primarily impacted by a net charge of $1.4 million related to global intangible low-taxed income and foreign-derived intangible income, as well as discrete charges of $0.6 million for the adjustment of the one-time mandatory transition tax on deemed repatriation of previously tax-deferred and unremitted foreign earnings and $0.3 million related to the vesting or exercise of equity-based compensation awards.
As of January 31, 2020, our liability for uncertain tax positions (UTP) of $0.6 million relates to certain state tax items regarding the interpretation of tax laws and regulations. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. The final outcome of the future tax consequences of legal proceedings, if any, as well as the outcome of competent authority proceedings, changes in regulatory tax laws, or interpretation of those tax laws could impact our financial statements. We are subject to the effect of these matters occurring in various jurisdictions. The disallowance of the UTP would not materially affect the annual effective tax rate. We do not believe any of the UTP at January 31, 2020 will be recognized within the next twelve months.
We evaluate the likelihood of realization of our deferred tax assets by considering both positive and negative evidence. We maintain a valuation allowance for certain state net operating losses which totaled $1.6 million at January 31, 2020 and October 31, 2019.
Final regulations were published by the Internal Revenue Service and U.S. Department of the Treasury regarding Uniform Capitalization (UNICAP) that became effective during fiscal 2020. We are evaluating the regulations but do not believe there will be a material impact on our consolidated financial statements.
10. Contingencies
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

Litigation

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
As of January 31, 2020 and October 31, 2019, foreign currency derivatives were being measured on a recurring basis. Less than $0.1 million of foreign currency derivatives were included in total assets as of January 31, 2020 and October 31, 2019. All of our derivative contracts are valued using quoted market prices from brokers or exchanges and are classified within Level 2 of the fair value hierarchy.
Carrying amounts reported on the balance sheet for cash, cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. Our outstanding debt is variable rate debt that re-prices frequently, thereby limiting our exposure to significant change in interest rate risk. As a result, the fair value of our debt instrument approximates carrying value at January 31, 2020, and October 31, 2019 (Level 2 measurement).
The liability portion of our performance share awards are marked-to-market on a quarterly basis during a three-year vesting period based on market data (Level 2 measurement). For further information, refer to Note 11, "Stock-Based Compensation -Performance Share Awards."
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
The aggregate number of shares of common stock authorized for grant under the 2008 Plan is 7,650,000 as approved by

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

shareholders. In February 2020, shareholders authorized an increase of 1,300,000 shares for grant under a new 2020 plan, which became effective at that time. Any officer, key employee and/or non-employee director is eligible for awards under the 2008 Plan. We grant restricted stock units to non-employee directors on the first business day of each fiscal year. As approved by the Compensation & Management Development Committee of our Board of Directors annually, we grant a mix of restricted stock awards, restricted stock units, performance shares and/or performance restricted stock units to officers, management and key employees. We also historically granted stock options to certain officers, directors and key employees. Occasionally, we may make additional grants to key employees at other times during the year.
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
A summary of non-vested restricted stock awards activity during the three months ended January 31, 2020 is presented below:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value per Share
Non-vested at October 31, 2019	230,100	$17.02
Granted	56,000	$19.40
Forfeited	(27,300)	$17.31
Vested	(55,000)	$19.45
Non-vested at January 31, 2020	203,800	$16.98
The total weighted average grant-date fair value of restricted stock awards that vested during each of the three month periods ended January 31, 2020 and 2019 was $1.1 million and $1.3 million, respectively. As of January 31, 2020, total unrecognized compensation cost related to unamortized restricted stock awards was $2.2 million. We expect to recognize this expense over the remaining weighted average vesting period of 2.2 years.
Stock Options
Historically, stock options have been awarded to key employees, officers and non-employee directors. Effective May 2015, the director compensation structure was revised to eliminate the annual grant of stock options to non-employee directors. During December 2017, the Compensation & Management Development Committee of the Board of Directors approved a change to the long-term incentive award program eliminating the grant of stock options and replacing this award with a grant of performance restricted stock units as further described below. As a result, stock options were not granted during the years ended October 31, 2018, 2019 or during the three months ended January 31, 2020. Employee stock options typically vest ratably over a three-year period with service and continued employment as the vesting conditions. Our stock options may be exercised up to a maximum of ten years from the date of grant. The fair value of the stock options is determined on the grant date and expensed over the vesting period resulting in an increase in additional paid-in-capital. For employees who are nearing retirement-eligibility, we recognize stock option expense ratably over the shorter of the vesting period or the period from the grant-date to the retirement-eligibility date.
We use a Black-Scholes pricing model to estimate the fair value of stock options. A description of the methodology for the valuation assumptions was disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes our stock option activity for the three months ended January 31, 2020:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000s)
Outstanding at October 31, 2019	1,416,186	$18.71
Granted	—	$—
Exercised	(178,033)	$16.93
Forfeited/Expired	(58,734)	$20.61
Outstanding at January 31, 2020	1,179,419	$18.89	4.2	$395
Vested or expected to vest at January 31, 2020	1,179,419	$18.89	4.2	$395
Exercisable at January 31, 2020	1,179,419	$18.89	4.2	$395

Intrinsic value is the amount by which the market price of the common stock on the date of exercise exceeds the exercise price of the stock option. The total intrinsic value of stock options exercised during the three months ended January 31, 2020 and 2019 was $0.5 million and less than $0.1 million, respectively. The weighted-average grant date fair value of stock options that vested during the three months ended January 31, 2020 and 2019 was $0.4 million and $1.1 million, respectively. As of January 31, 2020, all compensation cost related to stock options has been recognized.
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
During the three months ended January 31, 2020 and 2019, non-employee directors received 25,326 and 25,920 restricted stock units, respectively, at a grant date fair value of $19.02 per share and $15.31 per share, respectively, which vested immediately. As of January 31, 2020, there were 26,390 non-vested restricted stock units, which were awarded in June 2019 and January 2020 to key employees at a weighted average grant date fair value of $17.01. During the three months ended January 31, 2019, we paid approximately $0.1 million to settle previously vested restricted stock units; there were no corresponding payments to settle vested restricted stock units during the three months ended January 31, 2020.
Performance Share Awards
We have awarded annual grants of performance shares to key employees and officers. These awards cliff vest after a three-year period. Performance share awards issued prior to fiscal 2019 vest with service and performance measures (relative total shareholder return (R-TSR) and earnings per share (EPS) growth), as vesting conditions. The number of shares earned is variable depending on the metrics achieved, and the settlement method is 50% in cash and 50% in our common stock. Performance share awards issued during fiscal 2019 and 2020 vest with return on net assets (RONA) as the vesting condition and pay out 100% in cash.
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
The following table summarizes our performance share grants and the grant date fair value for the EPS, R-TSR and RONA performance metrics:

		Grant Date Fair Value
Grant Date	Shares Awarded	EPS	R-TSR	RONA	Shares Forfeited
December 7, 2017	146,500	$20.70	$21.81	$—	46,608
December 5, 2018	131,500	$—	$—	$13.63	33,500
December 5, 2019	55,900	$—	$—	$19.40	—

On November 30, 2019, a total of 56,103 shares vested pursuant to the November 2016 grant, which were settled with 28,051 shares of common stock and a cash payment of $0.6 million. We recorded a decrease in compensation expense of $0.5 million for the three months ended January 31, 2020 related to the expected payout of our performance share awards that are outstanding as of January 31, 2020. During the three months ended January 31, 2019, we recorded a decrease in compensation expense of $0.3 million related to the expected payouts of performance share awards that were outstanding as of January 31, 2019.
Performance share awards are not considered outstanding shares and do not have voting rights, although dividends are accrued over the performance period and will be payable in cash based upon the number of performance shares ultimately earned.
The performance shares are excluded from the diluted weighted-average shares used to calculate earnings per share until the performance criteria is probable to result in the issuance of contingent shares. As of January 31, 2020, we have deemed 18,730 shares related to the December 2017 grants of performance shares as probable to vest.
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

Vesting Level	Vesting Criteria	Percentage of Award Vested
Level 1	A-TSR greater than or equal to 50%	150%
Level 2	A-TSR less than 50% and greater than or equal to 20%	100%
Level 3	A-TSR less than 20% and greater than or equal to -20%	50%
Level 4	A-TSR less than -20%	—%

The following table summarizes our performance restricted stock unit grants and the grant date fair value for the A-TSR performance metric:

Grant Date	Shares Awarded	Grand Date Fair Value	Shares Forfeited
December 7, 2017	78,200	$17.76	24,854
December 5, 2018	89,200	$13.63	25,500
December 5, 2019	35,000	$19.40	—

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

During the three months ended January 31, 2020, we recorded compensation expense of approximately $0.1 million and $0.2 million, respectively, for the comparable prior year period related to our performance share restricted units.
Similar to performance shares, the performance restricted stock units are not considered outstanding shares, do not have voting rights, and are excluded from diluted weighted-average shares used to calculate earnings per share until the performance criteria is probable to result in the issuance of contingent shares. As of January 31, 2020, we have deemed 28,449 shares related to the December 2017 grants of performance restricted stock units as probable to vest.
Treasury Shares
We record treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Shares are generally issued from treasury stock at the time of grant of restricted stock awards, upon the exercise of stock options, and upon the vesting of performance shares and performance restricted stock units. On the subsequent issuance of treasury shares, we record proceeds in excess of cost as an increase in additional paid in capital. A deficiency of such proceeds relative to costs would be applied to reduce paid-in-capital associated with prior issuances to the extent available, with the remainder recorded as a charge to retained earnings. We recorded a charge to retained earnings of $0.1 million during the three months ended January 31, 2020.
The following table summarizes the treasury stock activity during the three months ended January 31, 2020:

Three Months Ended
January 31, 2020
Beginning balance as of November 1, 2019	4,348,613
Restricted stock awards granted	(56,000)
Performance share awards vested	(28,051)
Stock options exercised	(178,033)
Treasury stock repurchases	269,862
Balance at January 31, 2020	4,356,391

12. Other Income
Other income, included under the caption "Other, net" on the accompanying condensed consolidated statements of income (loss), consisted of the following for the three months ended January 31, 2020 and 2019:

	Three Months Ended
	January 31,
	2020	2019
	(In thousands)
Foreign currency transaction losses	$(49)	$(32)
Foreign currency derivative (losses) gains	(11)	11
Pension service benefit	90	244
Interest income	5	30
Other	1	3
Other, net	$36	$256

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. Segment Information
We present three reportable business segments in accordance with ASC Topic 280-10-50, "Segment Reporting" (ASC 280): (1) North American Fenestration segment (NA Fenestration), comprising three operating segments primarily focused on the fenestration market in North America including vinyl profiles, insulating glass spacers, screens & other fenestration components; (2) European Fenestration segment (EU Fenestration), comprising our U.K.-based vinyl extrusion business, manufacturing vinyl profiles & conservatories, and the European insulating glass business manufacturing insulating glass spacers; and (3) North American Cabinet Components segment (NA Cabinet Components), comprising our cabinet door and components operations. We maintain an Unallocated Corporate & Other grouping which includes corporate office charges, and inter-segment eliminations, less an allocation of a portion of the general and administrative costs associated with the corporate office which have been allocated to the reportable business segments, based upon relative share of revenue, in order to more accurately reflect each reportable business segment's administrative cost. Certain costs are not allocated to the reportable operating segments, but remain in Unallocated Corporate & Other, including transaction expenses, stock-based compensation, long-term incentive awards based on the performance of our common stock and other factors, certain severance and legal costs not deemed to be allocable to all segments, depreciation of corporate assets, interest expense, other, net, income taxes, inter-segment eliminations, and executive incentive compensation and medical expense fluctuations relative to planned costs as determined during the annual planning process. The accounting policies of our operating segments are the same as those used to prepare the accompanying condensed consolidated financial statements. Corporate general and administrative expense allocated during the three month period ended January 31, 2020 was $5.5 million and $4.8 million for the prior year comparable period.
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
Segment information for the three months ended January 31, 2020 and 2019, and total assets as of January 31, 2020 and October 31, 2019 are summarized in the following table (in thousands):

	NA Fenestration	EU Fenestration	NA Cabinet Comp.	Unallocated Corp. & Other	Total
Three Months Ended January 31, 2020
Net sales	$110,452	$36,766	$50,044	$(665)	$196,597
Depreciation and amortization	6,979	2,408	3,402	116	12,905
Operating income (loss)	1,631	3,164	(2,115)	(700)	1,980
Capital expenditures	6,928	1,219	1,075	90	9,312
Three Months Ended January 31, 2019
Net sales	$109,049	$35,254	$53,853	$(1,348)	$196,808
Depreciation and amortization	6,873	2,236	3,339	124	12,572
Operating income (loss)	1,843	2,781	(2,267)	(4,807)	(2,450)
Capital expenditures	3,436	1,708	1,127	—	6,271
As of January 31, 2020
Total assets	$247,396	$219,133	$181,746	$18,925	$667,200
As of October 31, 2019
Total assets	$226,243	$212,239	$181,416	$25,212	$645,110

The following table summarizes the change in the carrying amount of goodwill by reportable business segment for the three months ended January 31, 2020 (in thousands):

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	NA Fenestration	EU Fenestration	NA Cabinet Comp.	Unallocated Corp. & Other	Total
Balance as of October 31, 2019	$38,712	$67,704	$39,147	$—	$145,563
Foreign currency translation adjustment	—	1,027	—	—	1,027
Balance as of January 31, 2020	$38,712	$68,731	$39,147	$—	$146,590

For further details of Goodwill, see Note 4, "Goodwill & Intangible Assets", located herewith.
We did not allocate non-operating loss or income tax benefit to the reportable segments. The following table reconciles operating income (loss) as reported above to net income (loss) for the three months ended January 31, 2020 and 2019:

	Three Months Ended
	January 31,
	2020	2019
	(In thousands)
Operating income (loss)	$1,980	$(2,450)
Interest expense	(1,582)	(2,442)
Other, net	36	256
Income tax (expense) benefit	(424)	987
Net income (loss)	$10	$(3,649)

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
Basic and diluted earnings (loss) per share for the three months ended January 31, 2020 and 2019 were calculated as follows (in thousands, except per share data):

	Net Income (Loss)	Weighted Average Shares	Per Share

Three Months Ended January 31, 2020
Basic earnings per common share	$10	32,861	$—
Effect of dilutive securities:
Stock options		77
Restricted stock awards		93
Performance shares		28
Performance restricted stock units		19
Diluted earnings per common share	$10	33,078	$—

Three Months Ended January 31, 2019
Basic loss per common share	$(3,649)	33,098	$(0.11)
Diluted loss per common share(1)	$(3,649)	33,098	$(0.11)
(1) The computation of diluted earnings per share excludes outstanding stock options and other common stock equivalents when their inclusion would be anti-dilutive. This is always the case when an entity incurs a net loss. During the three months ended January 31, 2019, 6,775 shares of common stock equivalent and 96,507 shares of restricted stock were excluded from the

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

computation of diluted earnings per share. In addition 15,735 potentially dilutive contingent shares related to performance share awards for the three months ended 2019 were excluded.
We had common stock equivalents that were potentially dilutive in future earnings per share calculations of 772,756 for the three months ended January 31, 2020 and 1,694,464 for the comparable prior year period. We also had 56,000 restricted stock award equivalents that were potentially dilutive in future earnings per calculations for the three months ended January 31, 2020 and no corresponding equivalents for the corresponding prior year. Such dilution will be dependent on the excess of the market price of our stock over the exercise price and other components of the treasury stock method.
15. New Accounting Guidance
Accounting Standards Recently Adopted
Effective November 1, 2019, we adopted Accounting Standards Update (ASU) 2016-02, Leases (Topic 842), using the modified retrospective approach and did not have a cumulative-effect adjustment in retained earnings as a result of the adoption. Topic 842 significantly changes accounting for leases by requiring that lessees recognize a liability representing the obligation to make lease payments and a related right-of-use (ROU) asset for virtually all lease transactions. Upon adoption, we implemented policy elections and practical expedients which include the following:

•	package of practical expedients which allows us to avoid reassessing contracts that commenced prior to adoption that were properly evaluated under legacy lease accounting guidance;

•	excluding ROU assets and lease liabilities for leases with terms that are less than one year;

•	combining lease and non-lease components and accounting for them as a single lease (elected by asset class);

•	excluding land easements that existed or expired prior to adoption; and

•	policy election that eliminates the need for adjusting prior period comparable financial statements prepared under legacy (Accounting Standards Codification Topic 840) lease accounting guidance.
As a result of adopting Topic 842, we recorded additional lease liabilities of approximately $39.3 million and ROU assets of approximately $38.9 million on our consolidated balance sheet. The difference between the lease liabilities and ROU assets is due to rent holiday and lease build-out incentives that were recorded as deferred lease liabilities under legacy accounting guidance. The adoption of Topic 842 did not materially change our consolidated statements of income or consolidated statements of cash flow. See Note 2, "Leases" for further discussion.
Accounting Standards Recently Not Yet Adopted
In June 2016, the Financial Accounting Standards Board issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326). This amendment replaces the incurred loss impairment methodology in current U.S. GAAP and requires that financial assets be measured on an amortized cost basis and presented at the net amount expected to be collected. This new methodology reflects expected credit losses (rather than probable credit losses) and requires consideration of a broader range of supportable information when determining these estimated credit losses, including relevant experience, current conditions and supportable forecasts to determine collectability. In addition, the amendment provides guidance with regard to the use of an allowance for credit losses for purchased financial assets and available-for-sale debt securities. This amendment becomes effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. We expect to adopt this amendment during fiscal 2021, with no material impact on our consolidated financial statements.

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
For information on additional factors that could cause actual results to differ materially, please refer to the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes as of January 31, 2020, and for the three months ended January 31, 2020 and 2019, included elsewhere herein. For additional information pertaining to our business, including risk factors which should be considered before investing in our common stock, refer to our Annual Report on Form 10-K for the fiscal year ended October 31, 2019.
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
We currently have three reportable business segments: (1) North American Fenestration segment (NA Fenestration), comprising three operating segments primarily focused on the fenestration market in North America manufacturing vinyl profiles, insulating glass spacers, screens & other fenestration components; (2) European Fenestration segment (EU Fenestration), comprising our U.K.-based vinyl extrusion business, manufacturing vinyl profiles and conservatories, and the European insulating glass business manufacturing insulating glass spacers; and (3) North American Cabinet Components segment (NA Cabinet Components), comprising our cabinet door and components operations. We maintain a grouping called Unallocated Corporate & Other, which includes transaction expenses, stock-based compensation, long-term incentive awards based on performance of our common stock and other factors, certain severance and legal costs not allocable to our operating segments, depreciation of corporate assets, interest expense, other, net, income taxes, inter-segment eliminations, and executive incentive compensation and medical expense fluctuations relative to planned costs as determined during the annual planning process. Other corporate general and administrative costs have been allocated to the reportable business segments, based upon a relative measure of profitability in order to more accurately reflect each reportable business segment's administrative costs. The accounting policies of our operating segments are the same as those used to prepare our accompanying condensed consolidated financial statements.
We continue to invest in organic growth initiatives, enhance our product offerings, provide new complementary technology, enhance our leadership position within the markets we serve, expand into new markets or service lines, and explore strategic acquisitions. We have disposed of non-core businesses in the past, and continue to evaluate our business portfolio to ensure that we are investing in markets where we believe there is potential future growth.
Recent Transactions and Events
During the year ended October 31, 2019, our North American Cabinet Components segment experienced declines in current and forecasted demand as a result of an industry-wide shift from semi-custom cabinets to stock cabinets, and received notice about a change in strategy at one of our large customers that may result in lower sales volumes in the future. As a result, during the first quarter of fiscal 2020, we began to restructure our operations within that segment by announcing the closure of one of our plants. We incurred severance expense of less than $0.1 million related to this plant closure during the three months ended January 31, 2020 and we expect to incur costs related to additional restructuring activities in future periods.
Market Overview and Outlook
We believe the primary drivers of our operating results continue to be North American new home construction and residential remodeling and replacement (R&R) activity. We believe that housing starts and window shipments are indicators of activity levels in the homebuilding and window industries, and we use this data, as published by or derived from third-party sources, to evaluate the market. We have historically evaluated the market using data from the National Association of Homebuilders (NAHB) with regard to housing starts, and published reports by Ducker Worldwide, LLC (Ducker), a consulting and research firm, with regard to window shipments in the U.S. We obtain market data from Catalina Research, a consulting and research firm, for insight into the U.S. residential wood cabinet demand.
The NAHB has forecasted calendar-year housing starts (excluding manufactured units) to increase slightly through calendar year 2021. Ducker indicated that window shipments in the R&R market are expected to increase 1% during the calendar year ended 2020 and increase 1.5% in 2021. Derived from reports published by Ducker, the overall decline in window shipments for the trailing twelve months ended December 31, 2019 was 1.0%. During this period, R&R and new construction activities decreased 1.1% and 0.9%, respectively. Catalina Research estimates that residential semi-custom cabinet demand in the U.S. will decline slightly through 2020.
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
On June 23, 2016, voters in the U.K. voted for the U.K. to exit the European Union (E.U.) (referred to as Brexit). In October 2019, the U.K. and E.U. ratified a withdrawal agreement, and subsequently the U.K. left the E.U. on January 31, 2020. A transition period is in place until December 31, 2020 while the U.K. and E.U. negotiate additional arrangements. The current rules for trade, travel, and business for the U.K. and E.U. will continue to apply during the transition period and any new rules will take effect January 1, 2021. Since the 2016 vote, the primary impact on Quanex’s financial performance has been related to foreign currency fluctuations of the British Pound Sterling. This fluctuation has driven foreign currency translation impacts, as well as raw material cost increases from upstream suppliers located outside of the U.K.
Given the lack of comparable precedent, it is difficult for us to predict the future impacts on our U.K. based operations, which accounted for approximately 15% of our total sales for the year ended October 31, 2019. Due to the fact that we manufacture and sell a majority of our U.K. products within the U.K., there is minimal risk to our ability to physically deliver goods and complete sales. As such, we believe we are well positioned within the U.K. to respond to potential changes to underlying demand as a result of the final Brexit outcome. The primary focus for our U.K. operations centers on the availability and pricing of raw materials. While we source the majority of our raw materials from within the U.K., many of the primary upstream raw materials our vendors utilize are being sourced from outside of the U.K., which could expose us to cross-border issues and raw material price impacts due to foreign currency volatility. In February 2020, the U.K. announced its intention to introduce border controls and our U.K. businesses have positioned themselves well to cope with additional demands that this will bring in order to comply and facilitate the flow of goods in and out of the U.K.
Results of Operations
Three Months Ended January 31, 2020 Compared to Three Months Ended January 31, 2019

	Three Months Ended January 31,
	2020	2019	Change $	% Variance
	(Dollars in millions)
Net sales	$196.6	$196.8	$(0.2)	—%
Cost of sales (excluding depreciation and amortization)	157.4	158.6	(1.2)	1%
Selling, general and administrative	24.1	28.0	(3.9)	14%
Restructuring charges	0.2	0.1	0.1	(100)%
Depreciation and amortization	12.9	12.6	0.3	(2)%
Operating income	$2.0	$(2.5)	$4.5	180%
Interest expense	(1.6)	(2.4)	0.8	33%
Other, net	—	0.3	(0.3)	(100)%
Income tax expense	(0.4)	1.0	(1.4)	(140)%
Net income	$—	$(3.6)	$3.6	100%
Our period-over-period results by reportable segment follow.

Changes Related to Operating Income by Reportable Segment:
NA Fenestration

	Three Months Ended January 31,
	2020	2019	$ Change	% Variance
	(Dollars in millions)
Net sales	$110.5	$109.0	$1.5	1%
Cost of sales (excluding depreciation and amortization)	88.7	87.1	1.6	(2)%
Selling, general and administrative	13.1	13.1	—	—%
Restructuring charges	0.1	0.1	—	—%
Depreciation and amortization	7.0	6.9	0.1	(1)%
Operating income	$1.6	$1.8	$(0.2)	(11)%
Operating income margin	1%	2%
Net Sales. Net sales increased $1.5 million, or 1%, for the three months ended January 31, 2020 compared to the same period in 2019, which was primarily driven by price increases.
Cost of Sales. The cost of sales increased $1.6 million when comparing the three months ended January 31, 2020 to the same period in 2019. Cost of sales increased primarily due to inflationary cost increases for raw materials.
Selling, General and Administrative. Selling, general and administrative expenses remained flat when comparing the three months ended January 31, 2020 to the same period in 2019.
Restructuring Charges. Restructuring charges for each of the three month periods ended January 31, 2020 and 2019 of $0.1 million relate to facility lease expense for a vinyl extrusion plant which was closed in January 2017 in the U.S. that has not been sublet or otherwise exited as of January 31, 2020.
EU Fenestration

	Three Months Ended January 31,
	2020	2019	$ Change	Variance %
	(Dollars in millions)
Net sales	$36.7	$35.3	$1.4	4%
Cost of sales (excluding depreciation and amortization)	25.2	24.5	0.7	(3)%
Selling, general and administrative	5.9	5.7	0.2	(4)%
Depreciation and amortization	2.4	2.2	0.2	(9)%
Operating income	$3.2	$2.9	$0.3	10%
Operating income margin	9%	8%
Net Sales. Net sales increased $1.4 million, or 4%, when comparing the three months ended January 31, 2020 to the same period in 2018. This increase reflects $1.0 million of volume increases, $0.2 million of base price increases, and $0.2 million of foreign currency exchange rate changes.
Cost of Sales. The cost of sales increased $0.7 million for the three months ended January 31, 2020 compared to the same period in 2019. Higher volumes and unfavorable foreign currency exchange rate changes were partially offset by lower material costs incurred during the period.
Selling, General and Administrative. Selling, general and administrative expense increased $0.2 million, or 4%, for the three months ended January 31, 2020 compared to the same period in 2019. The increase was attributable to selling costs at our U.K. vinyl business and unfavorable foreign currency exchange rate changes.

NA Cabinet Components

	Three Months Ended January 31,
	2020	2019	$ Change	Variance %
	(Dollars in millions)
Net sales	$50.0	$53.8	$(3.8)	(7)%
Cost of sales (excluding depreciation and amortization)	43.8	47.9	(4.1)	9%
Selling, general and administrative	4.8	4.9	(0.1)	2%
Restructuring charges	0.1	—	0.1	(1)%
Depreciation and amortization	3.4	3.3	0.1	(3)%
Operating income	$(2.1)	$(2.3)	$0.2	9%
Operating income margin	(4)%	(4)%
Net Sales. Net sales decreased $3.8 million for the three months ended January 31, 2020 compared to the same period in 2019. The decrease in sales was driven by $2.7 million of lower volume, primarily related to a strategy change specific to one customer, as well as a $1.1 million decline in raw materials surcharges and price.
Cost of Sales. Cost of sales decreased $4.1 million, or 9%, for the three months ended January 31, 2020 compared with the same period in 2019 as a result of lower volume and decreases in costs for raw materials.
Selling, General and Administrative. Selling, general and administrative expense remained relatively flat for the three months ended January 31, 2020 compared to the same period in 2019.
Restructuring Charges. Restructuring charges incurred during the three months ended January 31, 2020 related to severance charges incurred for a plant closure as further described in Note 1, "Nature of Operations and Basis of Presentation - Restructuring" to the accompanying unaudited condensed consolidated financial statements contained elsewhere herein.
Unallocated Corporate & Other

	Three Months Ended January 31,
	2020	2019	$ Change	Variance %
	(Dollars in millions)
Net sales	$(0.6)	$(1.3)	$0.7	54%
Cost of sales (excluding depreciation and amortization)	(0.3)	(0.9)	0.6	(67)%
Selling, general and administrative	0.3	4.3	(4.0)	93%
Depreciation and amortization	0.1	0.2	(0.1)	50%
Operating loss	$(0.7)	$(4.9)	$4.2	86%
Net Sales. Net sales for Unallocated Corporate & Other represents the elimination of inter-segment sales for the three months ended January 31, 2020 and 2019.
Cost of Sales. Cost of sales for Unallocated Corporate & Other consists of the elimination of inter-segment sales, profit in inventory, and other costs.
Selling, General and Administrative. Selling, general and administrative expenses decreased $4.0 million for the three months ended January 31, 2020 compared to the same period in 2019 primarily due to lower medical expenses due to a decline in medical claims experience compared to the prior year period, as well as lower severance expense during 2020.
Changes related to Non-Operating Items:
Interest Expense. Interest expense decreased $0.8 million for the three months ended January 31, 2020 compared to the same period in 2019 as a result of a lower average outstanding debt balance and lower interest rates during the period.
Other, net. The decrease in other, net of $0.3 million at January 31, 2020 compared to the same period in 2019 relates primarily to a reduction in the pension service benefit.

Income Taxes. We recorded income tax expense of $0.4 million on pre-tax income of $0.4 million for the three months ended January 31, 2020, an effective rate of 97.7% and income tax benefit of $1.0 million on pre-tax loss of $4.6 million for the three months ended January 31, 2019, an effective rate of 21.3%. The difference in the effective rate between these periods reflects an increased charge from the vesting or exercise of equity-based compensation awards.

Liquidity and Capital Resources
Overview
Historically, our principal sources of funds have been cash on hand, cash flow from operations, and borrowings under our credit facilities.
We maintain a $325.0 million revolving credit facility (the Credit Facility). The Credit Facility matures in 2023 (5-year term) and requires interest payments calculated, at our election and depending upon our Consolidated Leverage Ratio, at either a Base Rate plus an applicable margin (0.25% to 1.00%) or the LIBOR Rate plus an applicable margin (1.25% to 2.00%). The applicable rate during the three months ended January 31, 2020 was LIBOR + 1.50%. In addition to the Consolidated Leverage Ratio covenant, we are required to meet a Consolidated Interest Coverage Ratio covenant, and there are limitations on certain transactions including our ability to incur indebtedness, incur liens, dispose of material assets, acquire businesses, make restricted payments and pay dividends (limited to $20.0 million per year). We are amortizing deferred financing fees of $1.1 million straight-line over the remaining term of the facility.
As of January 31, 2020, we had $23.1 million of cash and equivalents, $152.5 million outstanding under the Credit Facility, $4.8 million of outstanding letters of credit and $16.0 million outstanding under finance leases and other debt. We had $167.7 million available for use under the Credit Facility at January 31, 2020.
We repatriated $3.1 million and $2.3 million of foreign cash during the three months ended January 31, 2020 and 2019, respectively. We expect to repatriate excess cash moving forward and utilize the funds to retire debt or meet current working capital needs.
Analysis of Cash Flow
The following table summarizes our cash flow results for the three months ended January 31, 2020 and 2019:

	Three Months Ended
	January 31,
	2020	2019
	(In millions)
Cash used for operating activities	$(3.7)	$(20.2)
Cash used for investing activities	$(9.3)	$(6.2)
Cash provided by financing activities	$5.0	$14.6
Operating Activities. Cash used for operating activities for the three months ended January 31, 2020 declined approximately $16.5 million compared to the three months ended January 31, 2019. Cash receipts were favorably impacted by an increase in net income as well as favorable working capital changes, including a lower payout of accrued incentives and improved accounts receivable collections compared to the same period in 2019.
Investing Activities. Cash used for investing activities increased $3.1 million when comparing the three months ended January 31, 2020 to the same period in 2019 as a result of higher capital expenditures.
Financing Activities. Cash provided by financing activities was $5.0 million for the three months ended January 31, 2020, primarily attributable to $9.7 million of net debt borrowings and $3.1 million of proceeds received from stock option exercises, partially offset by $4.6 million related to the purchase of treasury stock and $2.7 million of dividends paid to our shareholders. For the three months ended January 31, 2019, cash provided by financing activities was $14.6 million primarily attributable to $19.5 million of net borrowings of debt, partially offset by dividends paid to our shareholders of $2.7 million and $2.0 million related to the purchase of treasury stock.
Liquidity Requirements
Our strategy for deploying cash is to invest in organic growth opportunities, develop our infrastructure, and exploring strategic acquisitions. Other uses of cash include paying cash dividends to our shareholders and repurchasing our common stock. We have historically invested cash and cash equivalents in commercial paper with terms of three months or less. We did not have any investments during the three months ended January 31, 2020 and 2019. We maintain cash balances in foreign countries which total $9.5 million as of January 31, 2020. During the three months ended January 31, 2020 and 2019, we repatriated $3.1 million and $2.3 million, respectively, of foreign earnings from our foreign locations.

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
For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended October 31, 2019. During the three months ended January 31, 2020, we adopted new lease accounting guidance. For further details of this change, refer to "Part I, Financial Information" of this Quarterly Report on Form 10-Q.
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
In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326). This amendment replaces the incurred loss impairment methodology in current U.S. GAAP and requires that financial assets be measured on an amortized cost basis and presented at the net amount expected to be collected. This new methodology reflects expected credit losses (rather than probable credit losses) and requires consideration of a broader range of supportable information when determining these estimated credit losses, including relevant experience, current conditions and supportable forecasts to determine collectability. In addition, the amendment provides guidance with regard to the use of an allowance for credit losses for purchased financial assets and available-for-sale debt securities. This amendment becomes effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. We expect to adopt this amendment during fiscal 2021, with no material impact on our consolidated financial statements.
Refer to our Annual Report on Form 10-K for the year ended October 31, 2019 for additional standards we are currently evaluating.

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
Interest Rate Risk
Our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Based upon the balances of the variable rate debt at January 31, 2020, a hypothetical 1.0% increase or decrease in interest rates could result in approximately $1.5 million of additional pretax charges or credit to our operating results per year. This sensitivity is impacted by the amount of borrowings under our credit facilities, and amounts outstanding under finance leases.
Foreign Currency Rate Risk
Our international operations have exposure to foreign currency rate risks, primarily due to fluctuations in the Euro, the British Pound Sterling and the Canadian Dollar. From time to time, we enter into foreign exchange contracts associated with our operations to manage a portion of the foreign currency rate risk. Less than $0.1 million of foreign currency derivatives were included in total assets as of January 31, 2020 and October 31, 2019. These foreign currency derivative contracts hedge cross-border intercompany and commercial activity for our insulating glass spacer business. Although these derivatives hedge our exposure to fluctuations in foreign currency rates, we do not apply hedge accounting and therefore, the change in the fair value of these foreign currency derivatives is recorded directly to other income and expense in the accompanying condensed consolidated statements of income (loss). To the extent the gain or loss on the derivative instrument offsets the gain or loss from the re-measurement of the underlying foreign currency balance, changes in exchange rates should have no effect.
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
While we maintain surcharges and other adjusters to manage our exposure to changes in the prices of our critical raw materials, we utilize several commodities in our business that are not covered by contractual surcharges or adjusters for which pricing can fluctuate, including titanium dioxide (TiO2), aluminum, silicone and other inputs.  Further discussion of our industry risks is included within our Annual Report on Form 10-K for the year ended October 31, 2019.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Interim Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (1934 Act) as of January 31, 2020. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2020, the disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
Effective November 1, 2019, we adopted new lease accounting guidance. For further details of this change, refer to "Part I, Financial Information" of this Quarterly Report on Form 10-Q. As a result, we implemented a new accounting system and modified existing reporting systems, processes and internal controls over leases to assist us in the application of the new accounting guidance. There have been no other changes in internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
Company Risks
Epidemics, pandemics or other disease outbreaks could significantly disrupt our operations or those of our customers or suppliers.

If the COVID-19 coronavirus spreads worldwide, or if similar widespread disease outbreaks occur in the future, our business, financial condition and results of operations could be negatively affected to the extent such event harms the worldwide economy.  If we or any of our customers or suppliers are forced to temporarily cease manufacturing operations as a part of any voluntary or mandatory effort to prevent or contain an outbreak, then we may be unable to supply our customers in a timely manner and our business, cash flow, and results of operations may suffer as a result.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the three months ended January 31, 2020, we repurchased common stock as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum US Dollars Remaining that May Yet Be Used to Purchase Shares Under the Plans or Programs (1)
November 2019	13,626	$19.45	—	$18,415,158
December 2019	99,609	17.73	89,999	16,836,834
January 2020	179,863	17.02	179,863	13,776,306
Total	293,098	$17.37	269,862
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
(2) November 2019 includes 13,626 shares cancelled in connection with tax withholding related to the vesting of restricted share awards. December 2019 includes 9,610 shares cancelled in connection with tax withholding related to the vesting of performance share awards. Shares so cancelled pursuant to the terms of our 2008 Omnibus Incentive Plan, as amended, are not part of any publicly announced share repurchase authorizations.

Item 5. Other Information

In February 2020, the stockholders of Quanex Building Products Corporation (the “Company”) approved the adoption of the Quanex Building Products Corporation 2020 Omnibus Incentive Plan (as approved, the “2020 Plan”). The 2020 Plan provides for the granting of various equity awards, including restricted stock, stock options, stock appreciation rights, restricted stock units, performance shares, performance units, annual incentive awards, other stock-based awards and cash-based awards.

For more information related to the contents of the 2020 Plan and the changes approved as part of the 2020 Plan, please see the description of the 2020 Plan under Proposal No. 2 included in the Company’s Definitive Proxy Statement relating to its 2020 Annual Meeting of Stockholders, as filed with the Securities and Exchange Commission on January 29, 2020, which description of the 2020 Plan is incorporated herein by reference. For the full text of the 2020 Plan, please see Exhibit 10.2 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 2, 2020.

The Company’s Compensation and Management Development Committee (the “Committee”) has also adopted a new form of award agreement to be used in connection with future grants of restricted stock awards under the 2020 Plan (the “RSA Form”). From time to time in the future, and pursuant to the terms and conditions of the RSA Form and the 2020 Plan, the Committee may grant restricted stock to employees of the Company as permitted by the 2020 Plan.

The RSA Form as approved by the Committee is attached to this Quarterly Report on Form 10-Q as Exhibit 10.1, and is incorporated by reference herein.
Item 6. Exhibits
The exhibits required to be furnished pursuant to Item 6 are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANEX BUILDING PRODUCTS CORPORATION

Date:	March 6, 2020	/s/ Scott M. Zuehlke
Scott M. Zuehlke
Senior Vice President - Chief Financial Officer & Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number                Description of Exhibits

3.1
Restated Certificate of Incorporation of the Registrant dated as of March 4, 2016, filed as Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913) as filed with the Securities and Exchange Commission on March 7, 2016, and incorporated herein by reference.

*3.2	Fourth Amended and Restated Bylaws of the Registrant dated as of February 27, 2020.

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

*†10.1	Form of Restricted Stock Award Agreement for Employees under the Quanex Building Products Corporation 2020 Omnibus Incentive Plan.

*31.1	Certification by chief executive officer pursuant to Rule 13a-14(a)/15d-14(a).

*31.2	Certification by chief financial officer pursuant to Rule 13a-14(a)/15d-14(a).

*32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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