Form 10-Q
period 2020-04-30
Quanex Building Products CORP
filed 2020-06-05
CIK 1423221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________
FORM 10-Q
 ________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2020
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
The number of shares outstanding of the registrant's Common Stock as of June 2, 2020 was 32,801,738.

QUANEX BUILDING PRODUCTS CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 30, 2020	October 31, 2019
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$80,252	$30,868
Accounts receivable, net of allowance for doubtful accounts of $415 and $393	66,892	82,946
Inventories, net	75,072	67,159
Prepaid and other current assets	9,602	9,353
Total current assets	231,818	190,326
Property, plant and equipment, net of accumulated depreciation of $326,572 and $317,568	187,482	193,600
Operating lease right-of-use assets	41,763	—
Goodwill	143,870	145,563
Intangible assets, net	98,905	107,297
Other assets	9,047	8,324
Total assets	$712,885	$645,110
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$42,227	$63,604
Accrued liabilities	27,396	39,221
Income taxes payable	2,066	6,183
Current maturities of long-term debt	666	746
Current operating lease liabilities	6,687	—
Total current liabilities	79,042	109,754
Long-term debt	229,697	156,414
Noncurrent operating lease liabilities	35,551	—
Deferred pension and postretirement benefits	11,364	13,322
Deferred income taxes	20,926	19,363
Other liabilities	12,348	16,070
Total liabilities	388,928	314,923
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, shares authorized 1,000,000; issued and outstanding - none	—	—
Common stock, $0.01 par value, shares authorized 125,000,000; issued 37,304,366 and 37,370,402, respectively; outstanding 32,801,738 and 33,021,789, respectively	373	374
Additional paid-in-capital	252,717	254,673
Retained earnings	185,779	185,703
Accumulated other comprehensive loss	(36,163)	(33,817)
Less: Treasury stock at cost, 4,502,628 and 4,348,613 shares, respectively	(78,749)	(76,746)
Total stockholders’ equity	323,957	330,187
Total liabilities and stockholders' equity	$712,885	$645,110
The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2020	2019	2020	2019
	(In thousands, except per share amounts)
Net sales	$187,475	$218,203	$384,072	$415,011
Cost and expenses:
Cost of sales (excluding depreciation and amortization)	149,732	171,378	307,159	329,935
Selling, general and administrative	16,713	23,722	40,845	51,748
Restructuring charges	251	84	404	187
Depreciation and amortization	11,886	12,404	24,791	24,976
Asset impairment charges	—	29,978	—	29,978
Operating income (loss)	8,893	(19,363)	10,873	(21,813)
Non-operating (expense) income:
Interest expense	(1,563)	(2,602)	(3,145)	(5,044)
Other, net	300	(54)	336	202
Income (loss) before income taxes	7,630	(22,019)	8,064	(26,655)
Income tax expense	(2,129)	(1,955)	(2,553)	(968)
Net income (loss)	$5,501	$(23,974)	$5,511	$(27,623)

Basic earnings (loss) per common share	$0.17	$(0.73)	$0.17	$(0.84)

Diluted earnings (loss) per common share:	$0.17	$(0.73)	$0.17	$(0.84)

Weighted-average common shares outstanding:
Basic	32,676	32,951	32,770	33,026
Diluted	32,793	32,951	32,907	33,026

Cash dividends per share	$0.08	$0.08	$0.16	$0.16

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2020	2019	2020	2019
	(In thousands)
Net income (loss)	$5,501	$(23,974)	$5,511	$(27,623)
Other comprehensive income:
Foreign currency translation (loss) gain	(6,999)	(1,484)	(4,256)	2,582
Change in pension from net unamortized gain (loss) adjustment (pretax)	—	—	2,519	(11)
Change in pension from net unamortized gain (loss) adjustment tax (expense) benefit	—	—	(609)	7
Other comprehensive (loss) gain	(6,999)	(1,484)	(2,346)	2,578
Comprehensive (loss) income	$(1,498)	$(25,458)	$3,165	$(25,045)

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	April 30,
	2020	2019
	(In thousands)
Operating activities:
Net income (loss)	$5,511	$(27,623)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	24,791	24,976
Stock-based compensation	86	1,043
Deferred income tax	1,194	(1,256)
Asset impairment charges	—	29,978
Other, net	463	1,078
Changes in assets and liabilities:
Decrease in accounts receivable	14,682	3,479
Increase in inventory	(8,363)	(15,522)
Increase in other current assets	(559)	(681)
Decrease in accounts payable	(16,807)	(2,617)
Decrease in accrued liabilities	(13,673)	(14,716)
(Decrease) increase in income taxes payable	(4,052)	183
Increase in deferred pension and postretirement benefits	562	1,567
Decrease in other long-term liabilities	(787)	(131)
Other, net	(576)	385
Cash provided by operating activities	2,472	143
Investing activities:
Capital expenditures	(16,313)	(13,022)
Proceeds from disposition of capital assets	33	298
Cash used for investing activities	(16,280)	(12,724)
Financing activities:
Borrowings under credit facilities	114,500	57,500
Repayments of credit facility borrowings	(41,000)	(42,500)
Repayments of other long-term debt	(505)	(784)
Common stock dividends paid	(5,287)	(5,335)
Issuance of common stock	2,954	27
Payroll tax paid to settle shares forfeited upon vesting of stock	(454)	(322)
Purchase of treasury stock	(6,693)	(4,702)
Cash provided by financing activities	63,515	3,884
Effect of exchange rate changes on cash and cash equivalents	(323)	(44)
Increase (decrease) in cash and cash equivalents	49,384	(8,741)
Cash and cash equivalents at beginning of period	30,868	29,003
Cash and cash equivalents at end of period	$80,252	$20,262
The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

Six Months Ended April 30, 2020	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	(In thousands, no per share amounts shown except in verbiage)
Balance at October 31, 2019	$374	$254,673	$185,703	$(33,817)	$(76,746)	$330,187
Net income	—	—	10	—	—	10
Foreign currency translation adjustment	—	—	—	2,743	—	2,743
Common dividends ($0.08 per share)	—	—	(2,659)	—	—	(2,659)
Purchase of treasury stock	—	—	—	—	(4,639)	(4,639)
Change in pension from net unamortized gain (net of tax expense of $609)	—	—	—	1,910	—	1,910
Stock-based compensation activity:
Stock-based compensation benefit	—	(239)	—	—	—	(239)
Stock options exercised	—	92	(159)	—	3,142	3,075
Restricted stock awards granted	—	(1,082)	94	—	988	—
Performance share awards vested	—	(495)	—	—	495	—
Other	(1)	(454)	—	—	—	(455)
Balance at January 31, 2020	$373	$252,495	$182,989	$(29,164)	$(76,760)	$329,933
Net income	—	—	5,501	—	—	5,501
Foreign currency translation adjustment	—	—	—	(6,999)	—	(6,999)
Common dividends ($0.08 per share)	—	—	(2,628)	—	—	(2,628)
Purchase of treasury stock	—	—	—	—	(2,054)	(2,054)
Stock-based compensation activity:
Expense related to stock-based compensation	—	325	—	—	—	325
Stock options exercised	—	(38)	(83)	—	—	(121)
Restricted stock awards granted	—	(65)	—	—	65	—
Balance at April 30, 2020	$373	$252,717	$185,779	$(36,163)	$(78,749)	$323,957

Six Months Ended April 30, 2019	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	(In thousands, no per share amounts shown except in verbiage)
Balance at October 31, 2018	$374	$254,678	$243,904	$(30,705)	$(73,029)	$395,222
Net loss	—	—	(3,649)	—	—	(3,649)
Foreign currency translation adjustment	—	—	—	4,066	—	4,066
Common dividends ($0.08 per share)	—	—	(2,675)	—	—	(2,675)
Purchase of treasury stock	—	—	—	—	(2,016)	(2,016)
Stock-based compensation activity:
Expense related to stock-based compensation	—	224	—	—	—	224
Stock options exercised	—	—	(35)	—	62	27
Restricted stock awards granted	—	(1,649)	(496)	—	2,145	—
Other	—	(322)	—	(4)	—	(326)
Balance at January 31, 2019	$374	$252,931	$237,049	$(26,643)	$(72,838)	$390,873
Net income	—	—	(23,974)	—	—	(23,974)
Foreign currency translation adjustment	—	—	—	(1,484)	—	(1,484)
Common dividends ($0.08 per share)	—	—	(2,660)	—	—	(2,660)
Purchase of treasury stock	—	—	—	—	(2,686)	(2,686)
Stock-based compensation activity:
Expense related to stock-based compensation	—	819	—	—	—	819
Restricted stock awards granted	—	(71)	(9)	—	80	—
Balance at April 30, 2019	$374	$253,679	$210,406	$(28,127)	$(75,444)	$360,888

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations and Basis of Presentation
Quanex Building Products Corporation is a component supplier to original equipment manufacturers (OEMs) in the building products industry. These components can be categorized as window and door (fenestration) components and kitchen and bath cabinet components. Examples of fenestration components include: (1) energy-efficient flexible insulating glass spacers, (2) extruded vinyl profiles, (3) window and door screens, and (4) precision-formed metal and wood products. We also manufacture cabinet doors and other components for OEMs in the kitchen and bathroom cabinet industry. In addition, we provide certain other non-fenestration components and products, which include solar panel sealants, trim moldings, vinyl decking, fencing, water retention barriers, and conservatory roof components. We have organized our business into three reportable business segments. For additional discussion of our reportable business segments, see Note 12, "Segment Information." We use low-cost, short lead-time production processes and engineering expertise to provide our customers with specialized products for their specific window, door, and cabinet applications. We believe these capabilities provide us with unique competitive advantages. We serve a primary customer base in North America and the United Kingdom (U.K.), and also serve customers in international markets through our operating plants in the U.K. and Germany, as well as through sales and marketing efforts in other countries.
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
The following table summarizes our product sales for the three and six months ended April 30, 2020 and 2019 into groupings by segment which we believe depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors. For further details regarding our results by segment, refer to Note 12, “Segment Information”.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2020	2019	2020	2019
	(In thousands)
North American Fenestration:
United States - fenestration	$95,791	$99,144	$192,638	$193,029
International - fenestration	6,153	8,096	12,587	16,302
United States - non-fenestration	4,372	4,803	8,935	8,308
International - non-fenestration	2,277	3,303	4,885	6,756
	$108,593	$115,346	$219,045	$224,395
European Fenestration:
International - fenestration	$24,865	$34,973	$55,829	$65,696
International - non-fenestration	4,335	6,650	10,137	11,181
	$29,200	$41,623	$65,966	$76,877
North American Cabinet Components:
United States - fenestration	$2,647	$2,997	$5,795	$6,349
United States - non-fenestration	47,540	59,220	93,989	109,181
International - non-fenestration	477	619	924	1,158
	$50,664	$62,836	$100,708	$116,688
Unallocated Corporate & Other
Eliminations	$(982)	$(1,602)	$(1,647)	$(2,949)
	$(982)	$(1,602)	$(1,647)	$(2,949)
Net sales	$187,475	$218,203	$384,072	$415,011

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
During the year ended October 31, 2019, our North American Cabinet Components segment experienced declines in current and forecasted demand as a result of an industry-wide shift from semi-custom cabinets to stock cabinets, and received notice about a change in strategy at one of our large customers that may result in lower sales volumes in the future. As a result, during the first quarter of fiscal 2020, we began to restructure our operations within that segment by announcing the closure of one of our plants. We incurred expenses for severance, equipment moves, and other exit activities of $0.1 million and $0.3 million related to this plant closure during the three and six months ended April 30, 2020 and we may incur costs related to additional restructuring activities in future periods.
COVID-19 Impact
On March 11, 2020, the World Health Organization (WHO) declared the outbreak of COVID-19 as a global pandemic and advised aggressive containment action. In response to this declaration and the rapid global spread of COVID-19, national, state, and local governments have taken extraordinary and continuously evolving measures to limit the outbreak and spread of the virus, including travel bans, quarantines, "stay-at-home" orders and similar mandates imposing varying degrees of restrictions on social and non-essential commercial activity to promote social distancing. Measures providing for business shutdowns generally exclude certain essential services such as construction, and those essential services commonly include critical infrastructure and the

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

businesses that support that critical infrastructure. To date, we have not experienced significant challenges or expenses implementing crisis management plans intended to meet government requirements for social distancing.
We believe that we incurred a reduction to net sales of $20 million to $25 million related to the pandemic and the resulting containment for the three and six months ended April 30, 2020. The COVID-19 pandemic and actions taken in response thereto are continuing to have an adverse effect on many sectors of the economy. Given our short-lead time products and the role of our products within the supply chain for new home building and repair and remodel service providers and other customers within our segments, we reduced operating schedules and implemented furloughs to balance production and demand. Additionally, government shutdown orders in the United Kingdom forced us to close both U.K. plants for a number of weeks, though those plants have now been reopened. While this reduction in production is currently expected to be temporary, the duration of the COVID-19 pandemic, the actions to contain the pandemic and treat its impacts, and the effects on our operations are highly uncertain and cannot be predicted at this time. Therefore, while we expect the reduced production to negatively impact our business, results of operations, cash flows and financial position, the related financial impact cannot be reasonably estimated at this time.
In March 2020, we borrowed $50 million under our revolving credit facility as a precautionary measure to ensure funds are available to meet our obligations for a substantial period of time in response to the COVID-19 pandemic. As of April 30, 2020, we had $80.3 million of cash and cash equivalents. Additionally, in response to the current business environment as impacted by COVID-19, we are reducing capital expenditures and discretionary spending as well as closely monitoring our working capital needs.
As a result of the economic and business impact of COVID-19, we may be required to revise certain accounting estimates and judgments such as, but not limited to, those related to the valuation of goodwill, intangibles, right-of-use assets, long-lived assets, accounts receivable (including allowances for credit losses), and inventory, which could have a material adverse effect on our financial position and results of operations.
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
Total lease costs recorded include fixed operating lease costs and variable lease costs. Most of our real estate leases require we pay certain expenses, such as common area mainenance costs, of which the fixed portion is included in operating lease costs. We recognize operating lease costs on a straight-line basis over the lease term. In addition to the above costs, variable lease costs are recognized when probable and are not included in determining the present value of our lease liability.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The table below presents the lease-related assets and liabilities recorded on the balance sheet at April 30, 2020 (in thousands):

Leases	Classification	April 30, 2020
Assets
Operating lease assets	Operating lease right-of-use assets	$41,763
Finance lease assets	Property, plant and equipment (less accumulated depreciation of $597)	15,669
Total lease assets		$57,432

Liabilities
Current
Operating	Current operating lease liabilities	$6,687
Finance	Current maturities of long-term debt	936
Noncurrent
Operating	Noncurrent operating lease liabilities	35,551
Finance	Long-term debt	14,340
Total lease liabilities		$57,514

The table below presents the components of the lease costs for the three and six months ended April 30, 2020 (in thousands):

	Three Months Ended	Six Months Ended
	April 30, 2020	April 30, 2020
Components of lease costs
Operating lease cost	$2,137	$4,225
Finance lease cost
Amortization of leased assets	302	618
Interest on lease liabilities	138	282
Variable lease costs	203	328
Total lease cost	$2,780	$5,453
The table below presents supplemental cash flow information related to leases for the six months ended April 30, 2020 (in thousands):

Six Months Ended
April 30, 2020
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Finance leases - financing cash flows	$610
Finance leases - operating cash flows	$282
Operating leases - operating cash flows	$4,145

Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$6,033
Finance Leases	$375

The table below presents the weighted average remaining lease terms and weighted average discount rates for the Company's leases as of April 30, 2020:

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

April 30, 2020
Weighted average remaining lease term (in years)
Operating leases	7.8
Financing leases	15.7

Weighted average discount rate
Operating leases	4.03%
Financing leases	3.63%

The table below presents the maturity of the lease liabilities as of April 30, 2020 (in thousands):

	Operating Leases	Finance Leases
	(in thousands)
2020 (remaining six months)	$4,231	$751
2021	7,710	1,447
2022	7,059	1,413
2023	6,613	1,317
2024	5,821	1,215
Thereafter	17,826	13,586
Total lease payments	49,260	19,729
Less: present value discount	7,022	4,453
Total lease liabilities	$42,238	$15,276

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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Inventories
Inventories consisted of the following at April 30, 2020 and October 31, 2019:

	April 30, 2020	October 31, 2019
	(In thousands)
Raw materials	$39,808	$32,818
Finished goods and work in process	37,991	35,538
Supplies and other	2,337	2,593
Total	80,136	70,949
Less: Inventory reserves	5,064	3,790
Inventories, net	$75,072	$67,159

Fixed costs related to excess manufacturing capacity, if any, have been expensed in the period they were incurred and, therefore, are not capitalized into inventory.
4. Goodwill and Intangible Assets
Goodwill
The change in the carrying amount of goodwill for the six months ended April 30, 2020 was as follows:

Six Months Ended
April 30, 2020
(In thousands)
Beginning balance as of November 1, 2019	$145,563
Foreign currency translation adjustment	(1,693)
Balance as of the end of the period	$143,870

During the year ended October 31, 2019, we recorded impairment charges of $74.6 million associated with our NA Cabinet Components segment, which reduced the goodwill balance applicable to this reporting unit from $113.7 million to $39.1 million. Our other reporting units were not deemed to be impaired at our annual goodwill impairment testing date, August 31, 2019. During the three months ended April 30, 2020, we determined the WHO's characterization of the outbreak of COVID-19 as a global pandemic was a triggering event which could indicate that the carrying value of our goodwill was no longer greater than the fair value. As a result of this determination, we performed a qualitative assessment for each of the five goodwill reportable units. As a result of this analysis, we determined that our goodwill was not more likely than not impaired and no quantitative assessment was necessary. However, the long term effects of the COVID-19 pandemic on the demand and pricing of our products may result in future impairment charges. For a summary of the change in the carrying amount of goodwill by segment, see Note 12, "Segment Information."
Identifiable Intangible Assets
Amortizable intangible assets consisted of the following as of April 30, 2020 and October 31, 2019:

	April 30, 2020		October 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Customer relationships	$152,909	$75,251	$153,950	$70,103
Trademarks and trade names	55,425	36,158	55,745	35,210
Patents and other technology	22,363	20,383	22,386	19,471
Total	$230,697	$131,792	$232,081	$124,784

We had aggregate amortization expense related to intangible assets for the three and six months ended April 30, 2020 of $3.6 million and $7.4 million, respectively, and $3.7 million and $7.9 million, respectively, for the comparable prior year periods.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Estimated remaining amortization expense, based on current intangible balances, for each of the fiscal years ending October 31, is as follows (in thousands):

Estimated Amortization Expense
2020 (remaining six months)	$6,876
2021	12,487
2022	11,867
2023	11,120
2024	10,388
Thereafter	46,167
Total	$98,905

5. Debt and Finance Lease Obligations
Debt consisted of the following at April 30, 2020 and October 31, 2019:

	April 30, 2020	October 31, 2019
	(In thousands)
Revolving Credit Facility	$216,000	$142,500
Finance lease obligations and other	15,416	15,865
Unamortized deferred financing fees	(1,053)	(1,205)
Total debt	$230,363	$157,160
Less: Current maturities of long-term debt	666	746
Long-term debt	$229,697	$156,414

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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

pay dividends (limited to $20.0 million per year) and other transactions as further defined in the Credit Facility. Substantially all of our domestic assets, with the exception of real property, are utilized as collateral for the Credit Facility.
As of April 30, 2020, we had $216.0 million of borrowings outstanding under the Credit Agreement (reduced by unamortized debt issuance costs of $1.1 million), $4.8 million of outstanding letters of credit and $15.4 million outstanding primarily under finance leases and other debt. We had $104.2 million available for use under the Credit Agreement at April 30, 2020. Outstanding borrowings under the Credit Agreement accrue interest at 1.96% per annum. Our weighted average borrowing rate for borrowings outstanding during the six months ended April 30, 2020 and 2019 was 3.03% and 4.14%, respectively. We were in compliance with our debt covenants as of April 30, 2020.
In May 2020, we repaid $50.0 million of borrowings outstanding on the Credit Facility which were borrowed in March 2020 as a result of COVID-19. In the future, we may be required to borrow additional funds in order to be prepared for any unforeseen impacts of the COVID-19 pandemic.
Other Debt Instruments
We maintain certain finance lease obligations related to equipment purchases, vehicles, and warehouse space. Refer to Note 2, "Leases" for further information regarding our finance leases.
6. Retirement Plans
Pension Plan
Our non-contributory, single employer defined benefit pension plan covers a majority of our employees in the U.S. The net periodic pension cost for this plan for the three and six months ended April 30, 2020 and 2019 was as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2020	2019	2020	2019
	(In thousands)
Service cost	$242	$837	$780	$1,814
Interest cost	280	445	573	728
Expected return on plan assets	(502)	(445)	(994)	(988)
Amortization of net loss	95	46	204	62
Net periodic pension cost	$115	$883	$563	$1,616

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
The remeasurement described above is in addition to our annual year-end measurement of the funded status of our benefit plans that we will record as of October 31, 2020. As a result, the change in our pension benefit obligation and net actuarial loss will differ from the $2.5 million discussed above primarily as a result of any changes in interest rates and actual asset performance differs from our expected return on assets during the year.
During September 2019, we contributed $0.7 million to fund our plan, and we expect to make a contribution to our plan in September 2020 of approximately $3.7 million.
Other Plans
We also have a supplemental benefit plan covering certain executive officers and key employees and a non-qualified deferred compensation plan covering members of the Board of Directors and certain key employees. As of April 30, 2020 and October 31, 2019, our liability under the supplemental benefit plan was approximately $4.4 million and $4.2 million, respectively. As of April 30, 2020 and October 31, 2019, the liability associated with the deferred compensation plan was approximately $3.0 million and $3.8 million, respectively. We record the current portion of liabilities associated with these plans under the caption "Accrued

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Liabilities," and the long-term portion under the caption "Other Liabilities" in the accompanying condensed consolidated balance sheets.
7. Income Taxes
To determine our income tax expense or benefit for interim periods, consistent with accounting standards, we apply the estimated annual effective income tax rate to year-to-date results. Our estimated annual effective tax rates for the six months ended April 30, 2020 and 2019 was 25.8% and 24.3%, respectively, excluding discrete items. The 2020 effective rate was primarily impacted by a discrete charge of $0.4 million related to the vesting or exercise of equity-based compensation awards. The 2019 effective rate was primarily impacted by the goodwill impairment charge recorded during the six months ended April 30, 2019, which did not generate a significant tax benefit.
As of April 30, 2020, our liability for uncertain tax positions (UTP) of $0.6 million relates to certain state tax items regarding the interpretation of tax laws and regulations. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. The final outcome of the future tax consequences of legal proceedings, if any, as well as the outcome of competent authority proceedings, changes in regulatory tax laws, or interpretation of those tax laws could impact our financial statements. We are subject to the effect of these matters occurring in various jurisdictions. The disallowance of the UTP would not materially affect the annual effective tax rate. We do not believe any of the UTP at April 30, 2020 will be recognized within the next twelve months.
We evaluate the likelihood of realization of our deferred tax assets by considering both positive and negative evidence. We maintain a valuation allowance for certain state net operating losses which totaled $1.6 million at April 30, 2020 and October 31, 2019.
Final regulations were published by the Internal Revenue Service regarding Uniform Capitalization (UNICAP) that became effective during fiscal 2020. Also, on March 27, 2020, The Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law. We are evaluating these regulations but do not believe they will result in a material impact on our consolidated financial statements.
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
As of April 30, 2020 and October 31, 2019, foreign currency derivatives were being measured on a recurring basis. Less than $0.1 million of foreign currency derivatives were included in total assets as of October 31, 2019. There were no outstanding foreign currency derivatives as of April 30, 2020. All of our derivative contracts are valued using quoted market prices from brokers or exchanges and are classified within Level 2 of the fair value hierarchy.
Carrying amounts reported on the balance sheet for cash, cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. Our outstanding debt is variable rate debt that re-prices frequently, thereby limiting our exposure to significant change in interest rate risk. As a result, the fair value of our debt instrument approximates carrying value at April 30, 2020, and October 31, 2019 (Level 2 measurement).
The liability portion of our performance share awards are marked-to-market on a quarterly basis during a three-year vesting period based on market data (Level 2 measurement). For further information, refer to Note 10, "Stock-Based Compensation -Performance Share Awards."
10. Stock-Based Compensation
We have established and maintain an Omnibus Incentive Plan (2020 Plan) that provides for the granting of restricted stock awards, stock options, restricted stock units, performance share awards, performance restricted stock units, and other stock-based and cash-based awards. The 2020 Plan replaced a prior plan (formerly the 2008 Plan) in February 2020. The 2020 Plan is administered by the Compensation and Management Development Committee of the Board of Directors.
The aggregate number of shares of common stock authorized for grant under the 2020 Plan is 3,094,587 as approved by shareholders. Any officer, key employee and/or non-employee director is eligible for awards under the 2020 Plan. We grant restricted stock units to non-employee directors on the first business day of each fiscal year. As approved by the Compensation & Management Development Committee of our Board of Directors annually, we grant a mix of restricted stock awards, restricted stock units, performance shares and/or performance restricted stock units to officers, management and key employees. We also historically granted stock options to certain officers, directors and key employees. Occasionally, we may make additional grants to key employees at other times during the year.
Restricted Stock Awards
Restricted stock awards are granted to key employees and officers annually, and typically cliff vest over a three year period with service and continued employment as the only vesting criteria. The recipient of the restricted stock award is entitled to all

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

of the rights of a shareholder, except that the award is nontransferable during the vesting period. The fair value of the restricted stock award is established on the grant date and then expensed over the vesting period resulting in an increase in additional paid-in-capital. Shares are generally issued from treasury stock at the time of grant.
A summary of non-vested restricted stock awards activity during the six months ended April 30, 2020 is presented below:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value per Share
Non-vested at October 31, 2019	230,100	$17.02
Granted	59,700	$18.82
Forfeited	(42,800)	$17.30
Vested	(55,000)	$19.45
Non-vested at April 30, 2020	192,000	$16.82
The total weighted average grant-date fair value of restricted stock awards that vested during each of the six month periods ended April 30, 2020 and 2019 was $1.1 million and $1.3 million, respectively. As of April 30, 2020, total unrecognized compensation cost related to unamortized restricted stock awards was $1.8 million. We expect to recognize this expense over the remaining weighted average vesting period of 2.0 years.
Stock Options
Historically, stock options have been awarded to key employees, officers and non-employee directors. Effective May 2015, the director compensation structure was revised to eliminate the annual grant of stock options to non-employee directors. During December 2017, the Compensation & Management Development Committee of the Board of Directors approved a change to the long-term incentive award program eliminating the grant of stock options and replacing this award with a grant of performance restricted stock units as further described below. As a result, stock options were not granted during the years ended October 31, 2018, October 31, 2019, or during the six months ended April 30, 2020. Employee stock options typically vest ratably over a three-year period with service and continued employment as the vesting conditions. Our stock options may be exercised up to a maximum of ten years from the date of grant. The fair value of the stock options is determined on the grant date and expensed over the vesting period resulting in an increase in additional paid-in-capital. For employees who are nearing retirement-eligibility, we recognize stock option expense ratably over the shorter of the vesting period or the period from the grant-date to the retirement-eligibility date.
We use a Black-Scholes pricing model to estimate the fair value of stock options. A description of the methodology for the valuation assumptions was disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019.
The following table summarizes our stock option activity for the six months ended April 30, 2020:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000s)
Outstanding at October 31, 2019	1,416,186	$18.71
Granted	—	$—
Exercised	(178,033)	$16.93
Forfeited/Expired	(58,734)	$20.61
Outstanding at April 30, 2020	1,179,419	$18.89	3.8	$8
Vested or expected to vest at April 30, 2020	1,179,419	$18.89	3.8	$8
Exercisable at April 30, 2020	1,179,419	$18.89	3.8	$8

Intrinsic value is the amount by which the market price of the common stock on the date of exercise exceeds the exercise price of the stock option. The total intrinsic value of stock options exercised during the six months ended April 30, 2020 and 2019 was $0.5 million and less than $0.1 million, respectively. The weighted-average grant date fair value of stock options that vested during the six months ended April 30, 2020 and 2019 was $0.4 million and $1.1 million, respectively. As of April 30, 2020, all compensation cost related to stock options has been recognized.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
During the six months ended April 30, 2020 and 2019, non-employee directors received 25,326 and 29,065 restricted stock units, respectively, at a grant date fair value of $19.02 per share and $15.29 per share, respectively, which vested immediately. As of April 30, 2020, there were 26,390 non-vested restricted stock units, which were awarded in June 2019 and January 2020 to key employees at a weighted average grant date fair value of $17.01. During the six months ended April 30, 2019, we paid approximately $0.1 million to settle previously vested restricted stock units; there were no corresponding payments to settle vested restricted stock units during the six months ended April 30, 2020.
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

On November 30, 2019, a total of 56,103 shares vested pursuant to the November 2016 grant, which were settled with 28,051 shares of common stock and a cash payment of $0.6 million. We recorded compensation expense of $0.1 million for the three months ended April 30, 2020 and a decrease in compensation expense of $0.4 million for the six months ended April 30, 2020 related to the expected payout of our performance share awards that are outstanding as of April 30, 2020. During the three and

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

six months ended April 30, 2019, we recorded compensation expense of $0.4 million and less than $0.1 million, respectively, related to the expected payouts of performance share awards that were outstanding as of April 30, 2019.
Performance share awards are not considered outstanding shares and do not have voting rights, although dividends are accrued over the performance period and will be payable in cash based upon the number of performance shares ultimately earned.
The performance shares are excluded from the diluted weighted-average shares used to calculate earnings per share until the performance criteria is probable to result in the issuance of contingent shares. As of April 30, 2020, we have deemed 17,342 shares related to the December 2017 grants of performance shares as probable to vest.
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

During the three and six months ended April 30, 2020, we recorded compensation expense of approximately $0.1 million and $0.3 million, respectively, and $0.1 million and $0.3 million, respectively, for the comparable prior year period related to our performance share restricted units.
Similar to performance shares, the performance restricted stock units are not considered outstanding shares, do not have voting rights, and are excluded from diluted weighted-average shares used to calculate earnings per share until the performance criteria is probable to result in the issuance of contingent shares. As of April 30, 2020, we have deemed 24,673 shares related to the December 2017 grants of performance restricted stock units as probable to vest.
Treasury Shares
We record treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Shares are generally issued from treasury stock at the time of grant of restricted stock awards, upon the exercise of stock options, and upon the vesting of performance shares and performance restricted stock units. On the subsequent issuance of treasury shares, we record proceeds in excess of cost as an increase in additional paid in capital. A deficiency of such proceeds relative to costs would be applied to reduce paid-in-capital associated with prior issuances to the extent available, with the remainder recorded

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

as a charge to retained earnings. We recorded a charge to retained earnings of $0.1 million during the six months ended April 30, 2020.
The following table summarizes the treasury stock activity during the six months ended April 30, 2020:

Six Months Ended
April 30, 2020
Beginning balance as of November 1, 2019	4,348,613
Restricted stock awards granted	(59,700)
Performance share awards vested	(28,051)
Stock options exercised	(178,033)
Treasury stock repurchases	419,799
Balance at January 31, 2020	4,502,628

11. Other Income
Other income (loss), included under the caption "Other, net" on the accompanying condensed consolidated statements of income (loss), consisted of the following for the three and six months ended April 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2020	2019	2020	2019
	(In thousands)
Foreign currency transaction gains (losses)	$132	$6	$83	$(26)
Foreign currency derivative losses	(4)	(30)	(15)	(19)
Pension service benefit (cost)	127	(46)	217	198
Interest income	14	14	19	44
Other	31	2	32	5
Other, net	$300	$(54)	$336	$202

12. Segment Information
We present three reportable business segments in accordance with ASC Topic 280-10-50, "Segment Reporting" (ASC 280): (1) North American Fenestration segment (NA Fenestration), comprising three operating segments primarily focused on the fenestration market in North America including vinyl profiles, insulating glass spacers, screens & other fenestration components; (2) European Fenestration segment (EU Fenestration), comprising our U.K.-based vinyl extrusion business, manufacturing vinyl profiles & conservatories, and the European insulating glass business manufacturing insulating glass spacers; and (3) North American Cabinet Components segment (NA Cabinet Components), comprising our cabinet door and components operations. We maintain an Unallocated Corporate & Other grouping which includes corporate office charges, and inter-segment eliminations, less an allocation of a portion of the general and administrative costs associated with the corporate office which have been allocated to the reportable business segments, based upon relative share of revenue, in order to more accurately reflect each reportable business segment's administrative cost. Certain costs are not allocated to the reportable operating segments, but remain in Unallocated Corporate & Other, including transaction expenses, stock-based compensation, long-term incentive awards based on the performance of our common stock and other factors, certain severance and legal costs not deemed to be allocable to all segments, depreciation of corporate assets, interest expense, other, net, income taxes, inter-segment eliminations, and executive incentive compensation and medical expense fluctuations relative to planned costs as determined during the annual planning process. The accounting policies of our operating segments are the same as those used to prepare the accompanying condensed consolidated financial statements. Corporate general and administrative expense allocated during the three and six month period ended April 30, 2020 was $4.6 million and $10.2 million, respectively, and $4.6 million and $9.5 million for the comparable prior year periods.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Segment information for the three and six months ended April 30, 2020 and 2019, and total assets as of April 30, 2020 and October 31, 2019 are summarized in the following table (in thousands):

	NA Fenestration	EU Fenestration	NA Cabinet Comp.	Unallocated Corp. & Other	Total
Three Months Ended April 30, 2020
Net sales	$108,593	$29,200	$50,664	$(982)	$187,475
Depreciation and amortization	5,961	2,330	3,474	121	11,886
Operating income (loss)	7,428	612	(1,174)	2,027	8,893
Capital expenditures	4,308	407	2,269	17	7,001
Three Months Ended April 30, 2019
Net sales	$115,346	$41,623	$62,836	$(1,602)	$218,203
Depreciation and amortization	6,758	2,219	3,305	122	12,404
Operating income (loss)	6,260	4,802	(28,651)	(1,774)	(19,363)
Capital expenditures	2,937	601	3,213	—	6,751
Six Months Ended April 30, 2020
Net sales	$219,045	$65,966	$100,708	$(1,647)	$384,072
Depreciation and amortization	12,940	4,738	6,875	238	24,791
Operating income (loss)	9,058	3,776	(3,288)	1,327	10,873
Capital expenditures	11,236	1,626	3,344	107	16,313
Six Months Ended April 30, 2019
Net sales	$224,395	$76,877	$116,688	$(2,949)	$415,011
Depreciation and amortization	13,630	4,456	6,644	246	24,976
Operating income (loss)	8,104	7,584	(30,919)	(6,582)	(21,813)
Capital expenditures	6,373	2,309	4,340	—	13,022
As of April 30, 2020
Total assets	$250,416	$210,677	$177,638	$74,154	$712,885
As of October 31, 2019
Total assets	$226,243	$212,239	$181,416	$25,212	$645,110

The following table summarizes the change in the carrying amount of goodwill by reportable business segment for the six months ended April 30, 2020 (in thousands):

	NA Fenestration	EU Fenestration	NA Cabinet Comp.	Unallocated Corp. & Other	Total
Balance as of October 31, 2019	$38,712	$67,704	$39,147	$—	$145,563
Foreign currency translation adjustment	—	(1,693)	—	—	(1,693)
Balance as of April 30, 2020	$38,712	$66,011	$39,147	$—	$143,870

For further details of Goodwill, see Note 4, "Goodwill & Intangible Assets", located herewith.
We did not allocate non-operating loss or income tax benefit to the reportable segments. The following table reconciles operating income (loss) as reported above to net income (loss) for the three and six months ended April 30, 2020 and 2019:

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2020	2019	2020	2019
	(In thousands)
Operating income (loss)	$8,893	$(19,363)	$10,873	$(21,813)
Interest expense	(1,563)	(2,602)	(3,145)	(5,044)
Other, net	300	(54)	336	202
Income tax expense	(2,129)	(1,955)	(2,553)	(968)
Net income (loss)	$5,501	$(23,974)	$5,511	$(27,623)

13. Earnings Per Share
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
Basic and diluted earnings (loss) per share for the three and six months ended April 30, 2020 and 2019 were calculated as follows (in thousands, except per share data):

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Net Income (Loss)	Weighted Average Shares	Per Share
Three Months Ended April 30, 2020
Basic earnings per common share	$5,501	32,676	$0.17
Effect of dilutive securities:
Stock options		1
Restricted stock awards		73
Performance shares		18
Performance restricted stock units		25
Diluted earnings per common share	$5,501	32,793	$0.17

Three Months Ended April 30, 2019
Basic loss per common share	$(23,974)	32,951	$(0.73)
Diluted loss per common share	$(23,974)	32,951	$(0.73)
Excluded effect of dilutive securities(1):
Stock options		43
Restricted stock awards		104
Performance shares		31

Six Months Ended April 30, 2020
Basic earnings per common share	$5,511	32,770	$0.17
Effect of dilutive securities:
Stock options		12
Restricted stock awards		83
Performance shares		17
Performance restricted stock units		25
Diluted earnings per common share	$5,511	32,907	$0.17

Six Months Ended April 30, 2019
Basic loss per common share	$(27,623)	33,026	$(0.84)
Diluted loss per common share	$(27,623)	33,026	$(0.84)
Excluded effect of dilutive securities(1):
Stock options		27
Restricted stock awards		100
Performance shares		31
(1) The computation of diluted earnings per share excludes outstanding stock options and other common stock equivalents when their inclusion would be anti-dilutive. This is always the case when an entity incurs a net loss.
We had common stock equivalents that were potentially dilutive in future earnings per share calculations of 1,174,419 and 1,115,541 for the three and six months ended April 30, 2020, respectively, and 1,450,041 and 1,694,464, respectively, for the comparable prior year periods. We also had 50,700 restricted stock award equivalents that were potentially dilutive in future earnings per calculations for the three and six months ended April 30, 2020, respectively, and no corresponding equivalents for the corresponding prior year. Such dilution will be dependent on the excess of the market price of our stock over the exercise price and other components of the treasury stock method.
14. New Accounting Guidance
Accounting Standards Recently Adopted
Effective November 1, 2019, we adopted Accounting Standards Update (ASU) 2016-02, Leases (Topic 842), using the modified retrospective approach and did not have a cumulative-effect adjustment in retained earnings as a result of the adoption.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
As a result of adopting Topic 842, we recorded additional lease liabilities of approximately $39.3 million and ROU assets of approximately $38.9 million on our consolidated balance sheet. The difference between the lease liabilities and ROU assets is due to rent holiday and lease build-out incentives that were recorded as deferred lease liabilities under legacy accounting guidance. The adoption of Topic 842 did not materially change our consolidated statements of income or consolidated statements of cash flows. See Note 2, "Leases" for further discussion.
Accounting Standards Not Yet Adopted
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

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to the following:

•
impacts from public health issues (including pandemics, such as the recent COVID-19 pandemic and quarantines) on the economy, demand for our products or our operations, including the responses of governmental authorities to contain such public health issues;

•	changes in market conditions, particularly in the new home construction, and residential remodeling and replacement (R&R) activity markets in the U.S., U.K. and Germany;

•	changes in non-pass-through raw material costs;

•	changes in domestic and international economic conditions, including impacts from public health issues, including the COVID-19 pandemic;

•	changes in purchases by our principal customers;

•	fluctuations in foreign currency exchange rates;

•	our ability to maintain an effective system of internal controls;

•	our ability to successfully implement our internal operating plans and acquisition strategies;

•	our ability to successfully implement our plans with respect to information technology (IT) systems and processes;

•	our ability to control costs and increase profitability;

•	changes in environmental laws and regulations;

•	changes in warranty obligations;

•	changes in energy costs;

•	changes in tax laws, and interpretations thereof;

•	changes in interest rates;

•	our ability to service our debt facilities and remain in good standing with our lenders;

•	changes in the availability or applicability of our insurance coverage;

•	our ability to maintain a good relationship with our suppliers, subcontractors, and key customers; and

•	the resolution of litigation and other legal proceedings.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes as of April 30, 2020, and for the three and six months ended April 30, 2020 and 2019, included elsewhere herein. For additional information pertaining to our business, including risk factors which should be considered before investing in our common stock, refer to our Annual Report on Form 10-K for the fiscal year ended October 31, 2019.
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
Recent Transactions and Events
On March 11, 2020, the WHO declared the outbreak of COVID-19 to be a global pandemic and recommended containment and mitigation measures. As federal, state and local governments react to the public health crisis, significant uncertainties have been created in the economy. As of the date of this filing, we have been impacted by temporary facility closures and reduced hours of operations.
We believe that we incurred a reduction to net sales of $20 million to $25 million related to the pandemic and the resulting containment for the three and six months ended April 30, 2020, but some of those effects were mitigated by our ability to continue operations and deliver orders as an essential service provider. The COVID-19 pandemic and actions taken in response thereto are continuing to have a significant adverse effect on many sectors of the economy, including new home building and remodeling activity and we may be further impacted by our role in that supply chain.
As part of our response to the COVID-19 pandemic, we have taken the following measures:

•
We are continuing to provide our products to support critical infrastructure needs while following national, state, and local guidelines required to continue operations during the existence of the pandemic and related local declarations of emergency. All manufacturing facilities in the United States and Germany have been declared essential by the relevant authorities and have thus remained operational for the duration of the pandemic. Government shutdown orders in the United Kingdom forced us to close both U.K. plants for a number of weeks, but those plants have been reopened. We have instituted rigorous cleaning and social distancing protocols as outlined by the Centers for Disease Control and Prevention, WHO and, where applicable, more stringent local requirements. Employees able to work from home have been doing so since March 16, 2020.

•
We have reduced operating schedules, staggered shifts and implemented furloughs to balance production and demand and encourage social distancing. While we currently expect any negative impact on sales to be temporary, the duration of the COVID-19 pandemic, the actions to contain the pandemic and treat its impacts, and the effects on our operations are highly uncertain and cannot be predicted at this time.

•	We are taking precautionary measures and adjusting our operational needs, including a reduction of our 2020 capital expenditure plans by approximately 30% to 35%.

•
In March 2020, we borrowed $50 million under the Credit Facility as a precautionary measure to ensure funds were available to meet our obligations during the COVID-19 pandemic. This borrowing was subsequently repaid in May 2020. In the future, we may be required to borrow additional funds in order to be prepared for any unforeseen impacts of the COVID-19 pandemic.

We continue to monitor the rapidly evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our operating plan.
During the year ended October 31, 2019, our North American Cabinet Components segment experienced declines in current and forecasted demand as a result of an industry-wide shift from semi-custom cabinets to stock cabinets, and received notice about a change in strategy at one of our large customers that may result in lower sales volumes in the future. As a result, during the first quarter of fiscal 2020, we began to restructure our operations within that segment by announcing the closure of one of our plants. We incurred expenses for severance, equipment moves, and other exit activities of $0.1 million and $0.3 million related to this plant closure during the three and six months ended April 30, 2020 and we may incur costs related to additional restructuring activities in future periods.
Market Overview and Outlook
We believe the primary drivers of our operating results continue to be North American new home construction and residential remodeling and replacement (R&R) activity. We believe that housing starts and window shipments are indicators of activity levels in the homebuilding and window industries, and we use this data, as published by or derived from third-party sources, to evaluate the market. We have evaluated the market using data from the National Association of Homebuilders (NAHB) with regard to housing starts, and published reports by Ducker Worldwide, LLC (Ducker), a consulting and research firm, with regard to window shipments in the U.S. We obtain market data from Catalina Research, a consulting and research firm, for insight into the U.S. residential wood cabinet demand.
In April 2020, the NAHB has forecasted calendar-year housing starts (excluding manufactured units) to be 1.1 million in 2020, 1.3 million in 2021, and 1.4 million in 2022. The May 2020 Ducker forecast indicated that window shipments in the R&R market are expected to decrease approximately 6% during the calendar year ended 2020 and increase 2% and 4% in 2021 and 2022, respectively. Derived from reports published by Ducker, the overall increase in window shipments for the trailing twelve months ended March 31, 2020 was 4.7%. During this period, new construction and R&R activities increased 9.3% and 1.1%, respectively. In April 2020, Catalina Research estimated that residential semi-custom cabinet demand in the U.S. will decline approximately 10% in 2020 and rebound approximately 2% in 2021. In line with market forecasts, we expect that some sales originally planned for the year ended October 31, 2020 may be realized during the years ended October 31, 2021 and 2022.
We utilize several commodities in our business for which pricing can fluctuate, including polyvinyl resin (PVC), titanium dioxide (TiO2), petroleum products, aluminum and wood. For the majority of our customers and critical suppliers, we have price adjusters in place which effectively share the base pass-through price changes for our primary commodities with our customers commensurate with the market at large. Our long-term exposure to these price fluctuations is somewhat mitigated due to the contractual component of the adjuster program. However, these adjusters are not in place with all customers and for all commodities, and there is a level of exposure to such volatility due to the lag associated with the timing of price updates in accordance with our customer agreements, particularly with regard to hardwoods. In addition, some of these commodities, such as silicone, are in high demand, particularly in Europe, which can affect the cost of the raw materials, a portion of which we may not be able to fully recover. Thus far we have not experienced any supply or logistics disruptions as lower demand has not required us to source the same level of supply.
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
Results of Operations
Three Months Ended April 30, 2020 Compared to Three Months Ended April 30, 2019

	Three Months Ended April 30,
	2020	2019	Change $	% Variance
	(Dollars in millions)
Net sales	$187.5	$218.2	$(30.7)	(14)%
Cost of sales (excluding depreciation and amortization)	149.7	171.4	(21.7)	13%
Selling, general and administrative	16.7	23.7	(7.0)	30%
Restructuring charges	0.3	0.1	0.2	(200)%
Depreciation and amortization	11.9	12.4	(0.5)	4%
Asset impairment charges	—	30.0	(30.0)	100%
Operating income (loss)	$8.9	$(19.4)	$28.3	146%
Interest expense	(1.6)	(2.6)	1.0	38%
Other, net	0.3	—	0.3	1%
Income tax expense	(2.1)	(2.0)	(0.1)	(5)%
Net income (loss)	$5.5	$(24.0)	$29.5	123%
Our period-over-period results by reportable segment follow.

Changes Related to Operating Income by Reportable Segment:
NA Fenestration

	Three Months Ended April 30,
	2020	2019	$ Change	% Variance
	(Dollars in millions)
Net sales	$108.6	$115.3	$(6.7)	(6)%
Cost of sales (excluding depreciation and amortization)	85.1	90.0	(4.9)	5%
Selling, general and administrative	10.0	12.2	(2.2)	18%
Restructuring charges	0.1	0.1	—	—%
Depreciation and amortization	6.0	6.8	(0.8)	12%
Operating income	$7.4	$6.2	$1.2	19%
Operating income margin	7%	5%
Net Sales. Net sales decreased $6.7 million, or 6%, for the three months ended April 30, 2020 compared to the same period in 2019, which was primarily driven by a decrease in volumes including the impacts of COVID-19.
Cost of Sales. The cost of sales decreased $4.9 million when comparing the three months ended April 30, 2020 to the same period in 2019. Cost of sales decreased due to lower volumes during the period, including a corresponding decrease in selling expenses as a result of the impacts of COVID-19 as mentioned above.
Selling, General and Administrative. Selling, general and administrative expenses decreased $2.2 million when comparing the three months ended April 30, 2020 to the same period in 2019 primarily due to lower incentive compensation expense.
Restructuring Charges. Restructuring charges for each of the three month periods ended April 30, 2020 and 2019 of $0.1 million relate to facility lease expense for a vinyl extrusion plant which was closed in January 2017 in the U.S. that has not been sublet or otherwise exited as of April 30, 2020.
EU Fenestration

	Three Months Ended April 30,
	2020	2019	$ Change	Variance %
	(Dollars in millions)
Net sales	$29.2	$41.6	$(12.4)	(30)%
Cost of sales (excluding depreciation and amortization)	21.0	28.9	(7.9)	27%
Selling, general and administrative	5.3	5.7	(0.4)	7%
Depreciation and amortization	2.3	2.2	0.1	(5)%
Operating income	$0.6	$4.8	$(4.2)	(88)%
Operating income margin	2%	12%
Net Sales. Net sales decreased $12.4 million, or 30%, when comparing the three months ended April 30, 2020 to the same period in 2019. Net sales decreased $11.5 million year-over-year, including the impacts of COVID-19, and $1.5 million due to unfavorable foreign currency rate changes. These decreases were slightly offset by $0.6 million of base price increases.
Cost of Sales. The cost of sales decreased $7.9 million for the three months ended April 30, 2020 compared to the same period in 2019. Cost of sales decreased due to lower volumes during the period, primarily resulting from the impacts of COVID-19 as mentioned above.
Selling, General and Administrative. Selling, general and administrative expense decreased $0.4 million, or 7%, for the three months ended April 30, 2020 compared to the same period in 2019. Savings from temporary COVID-19 related workforce furloughs and favorable foreign currency exchange rate changes were partially offset by normal compensation inflation.

NA Cabinet Components

	Three Months Ended April 30,
	2020	2019	$ Change	Variance %
	(Dollars in millions)
Net sales	$50.7	$62.8	$(12.1)	(19)%
Cost of sales (excluding depreciation and amortization)	44.2	53.7	(9.5)	18%
Selling, general and administrative	4.0	4.5	(0.5)	11%
Restructuring charges	0.2	—	0.2	(100)%
Depreciation and amortization	3.5	3.3	0.2	(6)%
Asset impairment charges	—	30.0	(30.0)	100%
Operating loss	$(1.2)	$(28.7)	$27.5	96%
Operating loss margin	(2)%	(46)%
Net Sales. Net sales decreased $12.1 million for the three months ended April 30, 2020 compared to the same period in 2019. Approximately $10.7 million of the decrease in sales was due to lower volume related to customer strategic shifts and the impacts of COVID-19. Raw materials surcharges and price declines reduced sales by an additional $1.4 million.
Cost of Sales. Cost of sales decreased $9.5 million, or 18%, for the three months ended April 30, 2020 compared with the same period in 2019 primarily as a result of lower volume, including a corresponding decrease in selling expenses as a result of the impacts of COVID-19 as mentioned above.
Selling, General and Administrative. Selling, general and administrative expense decreased $0.5 million for the three months ended April 30, 2020 compared to the same period in 2019, largely driven by lower compensation expense.
Restructuring Charges. Restructuring charges incurred during the three months ended April 30, 2020 related to severance, equipment moving and other charges incurred for a plant closure as further described in Note 1, "Nature of Operations and Basis of Presentation - Restructuring" to the accompanying unaudited condensed consolidated financial statements contained elsewhere herein.
Unallocated Corporate & Other

	Three Months Ended April 30,
	2020	2019	$ Change	Variance %
	(Dollars in millions)
Net sales	$(1.0)	$(1.5)	$0.5	33%
Cost of sales (excluding depreciation and amortization)	(0.6)	(1.2)	0.6	(50)%
Selling, general and administrative	(2.6)	1.3	(3.9)	300%
Depreciation and amortization	0.1	0.1	—	—%
Operating income (loss)	$2.1	$(1.7)	$3.8	224%
Net Sales. Net sales for Unallocated Corporate & Other represents the elimination of inter-segment sales for the three months ended April 30, 2020 and 2019.
Cost of Sales. Cost of sales for Unallocated Corporate & Other consists of the elimination of inter-segment sales, profit in inventory, and other costs.
Selling, General and Administrative. Selling, general and administrative expenses decreased $3.9 million for the three months ended April 30, 2020 compared to the same period in 2019. This decrease is attributable to (i) $3.5 million of lower compensation expense related to lower incentive accruals and reductions in the valuations of our stock based compensation awards, (ii) $1.0 million of lower medical expenses due to a lower claims experience during the three months ended April 30, 2020 as compared to the prior year period, and (iii) lower transaction costs. The decrease was partially offset by an increase of $0.8 million related to executive severance expense.
Changes related to Non-Operating Items:
Interest Expense. Interest expense decreased $1.0 million for the three months ended April 30, 2020 compared to the same period in 2019 as a result of lower interest rates during the period.

Other, net. The increase in other, net of $0.3 million for the three months ended April 30, 2020 compared to the same period in 2019 relates to foreign currency translation gains and an increase in the pension service benefit.
Income Taxes. We recorded income tax expense of $2.1 million on pre-tax income of $7.6 million for the three months ended April 30, 2020, an effective rate of 27.9% and income tax expense of $2.0 million on a pre-tax loss of $22.0 million for the three months ended April 30, 2019, an effective rate of 8.9%. The difference in the effective rate between these periods is primarily related to the asset impairment charge recorded during the three months ended April 30, 2019, which did not generate a significant tax benefit.

Six Months Ended April 30, 2020 Compared to Six Months Ended April 30, 2019

	Six Months Ended April 30,
	2020	2019	Change $	% Variance
	(Dollars in millions)
Net sales	$384.1	$415.0	$(30.9)	(7)%
Cost of sales (excluding depreciation and amortization)	307.2	329.9	(22.7)	7%
Selling, general and administrative	40.8	51.7	(10.9)	21%
Restructuring charges	0.4	0.2	0.2	(100)%
Depreciation and amortization	24.8	25.0	(0.2)	1%
Asset impairment charges	—	30.0	(30.0)	100%
Operating income (loss)	$10.9	$(21.8)	$32.7	150%
Interest expense	(3.1)	(5.0)	1.9	38%
Other, net	0.3	0.2	0.1	50%
Income tax expense	(2.6)	(1.0)	(1.6)	(160)%
Net income (loss)	$5.5	$(27.6)	$33.1	120%
Our period-over-period results by reportable segment follow.

Changes Related to Operating Income by Reportable Segment:
NA Fenestration

	Six Months Ended April 30,
	2020	2019	$ Change	% Variance
	(Dollars in millions)
Net sales	$219.0	$224.4	$(5.4)	(2)%
Cost of sales (excluding depreciation and amortization)	173.8	177.2	(3.4)	2%
Selling, general and administrative	23.0	25.3	(2.3)	9%
Restructuring charges	0.2	0.2	—	—%
Depreciation and amortization	12.9	13.6	(0.7)	5%
Operating income	$9.1	$8.1	$1.0	12%
Operating income margin	4%	4%
Net Sales. Net sales decreased $5.4 million, or 2%, for the six months ended April 30, 2020 compared to the same period in 2019, which was primarily driven by a decrease in volumes of $6.8 million, which includes the impacts of COVID-19. The decrease in volume was partially offset by increases in prices and surcharges of $1.4 million.
Cost of Sales. The cost of sales decreased $3.4 million, or 2%, when comparing the six months ended April 30, 2020 to the same period in 2019. Cost of sales decreased due to lower volumes during the period, including a corresponding decrease in selling expenses as a result of the impacts of COVID-19 as mentioned above.
Selling, General and Administrative. Selling, general and administrative expenses decreased $2.3 million, or 9%, when comparing the six months ended April 30, 2020 to the same period in 2019. This decrease was due primarily to lower incentive compensation expense.
Restructuring Charges. Restructuring charges for each of the six month periods ended April 30, 2020 and 2019 of $0.2 million relate to facility lease expense for a vinyl extrusion plant which was closed in January 2017 in the U.S. that has not been sublet or otherwise exited as of April 30, 2020.
Depreciation and Amortization. Depreciation and amortization expense decreased $0.7 million when comparing the six months ended April 30, 2020 and 2019, reflecting the run-off of depreciation expense related to existing assets and disposals during the period.
EU Fenestration

	Six Months Ended April 30,
	2020	2019	$ Change	Variance %
	(Dollars in millions)
Net sales	$66.0	$76.9	$(10.9)	(14)%
Cost of sales (excluding depreciation and amortization)	46.2	53.4	(7.2)	13%
Selling, general and administrative	11.3	11.4	(0.1)	1%
Depreciation and amortization	4.7	4.5	0.2	(4)%
Operating income	$3.8	$7.6	$(3.8)	(50)%
Operating income margin	6%	10%
Net Sales. Net sales decreased $10.9 million, or 14%, when comparing the six months ended April 30, 2020 to the same period in 2019. Net sales volumes decreased $10.6 million year-over-year, which includes of the impacts of COVID-19, and $1.2 million due to unfavorable foreign currency rate changes. These decreases were slightly offset by $0.9 million of base price increases.
Cost of Sales. The cost of sales increased $7.2 million, or 13%, for the six months ended April 30, 2020 compared to the same period in 2019. Cost of sales decreased due to lower volumes during the period, including a corresponding decrease in selling expenses as a result of the impacts of COVID-19 as mentioned above.

Selling, General and Administrative. Selling, general and administrative expense remained flat for the six months ended April 30, 2020 compared to the same period in 2019. Savings from temporary COVID-19 related workforce furloughs and favorable foreign currency exchange rate changes were partially offset by normal compensation inflation.
NA Cabinet Components

	Six Months Ended April 30,
	2020	2019	$ Change	Variance %
	(Dollars in millions)
Net sales	$100.7	$116.7	$(16.0)	(14)%
Cost of sales (excluding depreciation and amortization)	88.0	101.6	(13.6)	13%
Selling, general and administrative	8.8	9.4	(0.6)	6%
Restructuring charges	0.2	—	0.2	(100)%
Depreciation and amortization	6.9	6.6	0.3	(5)%
Asset impairment charges	—	30.0	(30.0)	100%
Operating loss	$(3.2)	$(30.9)	$27.7	90%
Operating loss margin	(3)%	(26)%
Net Sales. Net sales decreased $16.0 million, or 14%, for the six months ended April 30, 2020 compared to the same period in 2019. Approximately $13.5 million of the decrease in sales was due to lower volume related to customer strategic shifts and the impacts of COVID-19. Raw materials surcharges and price declines reduced sales by an additional $2.5 million.
Cost of Sales. Cost of sales decreased $13.6 million, or 13%, for the six months ended April 30, 2020 compared with the same period in 2019 as a result of lower volume, including a corresponding decrease in selling expenses as a result of the impacts of COVID-19 as mentioned above.
Selling, General and Administrative. Selling, general and administrative expense decreased $0.6 million, or 6%, for the six months ended April 30, 2020 compared to the same period in 2019, largely driven by lower compensation expense.
Restructuring Charges. Restructuring charges of $0.2 million in the six months ended April 30, 2020 related to severance, equipment moving and other charges incurred for a plant closure as further described in Note 1, "Nature of Operations and Basis of Presentation - Restructuring" to the accompanying unaudited condensed consolidated financial statements contained elsewhere herein.
Asset impairment charges. Asset impairment charges of $30.0 million for the six months ended April 30, 2019 represent a goodwill impairment which was recorded as a result of an industry-wide shift from custom cabinets to stock cabinets.
Unallocated Corporate & Other

	Six Months Ended April 30,
	2020	2019	$ Change	Variance %
	(Dollars in millions)
Net sales	$(1.6)	$(3.0)	$1.4	47%
Cost of sales (excluding depreciation and amortization)	(0.8)	(2.3)	1.5	(65)%
Selling, general and administrative	(2.3)	5.6	(7.9)	141%
Depreciation and amortization	0.3	0.3	—	—%
Operating income (loss)	$1.2	$(6.6)	$7.8	118%
Net Sales. Net sales for Unallocated Corporate & Other represents the elimination of inter-segment sales for the six months ended April 30, 2020 and 2019.
Cost of Sales. Cost of sales for Unallocated Corporate & Other consists of the elimination of inter-segment sales, profit in inventory, and other costs.
Selling, General and Administrative. Selling, general and administrative expenses decreased $7.9 million for the six months ended April 30, 2020 compared to the same period in 2019. This decrease is attributable to (i) $3.9 million of lower medical expenses due to a lower claims experience during the six months ended April 30, 2020 as compared to the prior year period, (ii) $3.3 million of lower compensation expense related to the valuations of our stock based compensation awards and reductions in incentive accruals, and (iii) lower transaction costs of $0.9 million. The overall decrease was partially offset by higher executive severance expense of $0.2 million.
Changes related to Non-Operating Items:
Interest Expense. Interest expense decreased $1.9 million for the six months ended April 30, 2020 compared to the same period in 2019 as a result of lower interest rates.
Other, net. The increase in other, net of $0.1 million at April 30, 2020 compared to the same period in 2019 relates primarily to an increase in net pension service benefits.
Income Taxes. We recorded income tax expense of $2.6 million on pre-tax income of $8.1 million for the six months ended April 30, 2020, an effective rate of 31.7% and income tax expense of $1.0 million on a pre-tax loss of $26.7 million for the six months ended April 30, 2019, an effective rate of 3.6%. The difference in the effective rates between these periods is primarily due to the fact that a majority of the asset impairment charge in the North American Cabinet Components segment recorded during the six months ended April 30, 2019 did not generate a tax benefit.
Liquidity and Capital Resources
Overview
Historically, our principal sources of funds have been cash on hand, cash flow from operations, and borrowings under our credit facilities.
We maintain a $325.0 million revolving credit facility (the Credit Facility) that matures in 2023 (5-year term) and requires interest payments calculated at a variable market rate depending upon our Consolidated Leverage Ratio. The applicable rate during the six months ended April 30, 2020 was LIBOR + 1.50%. Our cost of capital could increase depending upon the Consolidated Leverage Ratio at the end of any given quarter. In addition to the Consolidated Leverage Ratio covenant, we are required to meet a Consolidated Interest Coverage Ratio covenant, and there are limitations on certain transactions including our ability to incur indebtedness, incur liens, dispose of material assets, acquire businesses, make restricted payments and pay dividends (limited to $20.0 million per year). We are amortizing deferred financing fees of $1.1 million straight-line over the remaining term of the facility. For further details of the Credit Facility, refer to Note 5, "Debt and Finance Lease Obligations" to the accompanying unaudited condensed consolidated financial statements contained elsewhere herein.
As of April 30, 2020, we had $80.3 million of cash and equivalents, $216.0 million outstanding under the Credit Facility, $4.8 million of outstanding letters of credit and $15.4 million outstanding under finance leases and other debt. We had $104.2 million available for use under the Credit Facility at April 30, 2020.
We repatriated $3.1 million and $5.3 million of foreign cash during the six months ended April 30, 2020 and 2019, respectively. We expect to repatriate excess cash moving forward and utilize the funds to retire debt or meet current working capital needs. Funds from operations may be impacted by softer demand and liquidity concerns of our customers as a result of COVID-19. In the U.K., we insure against a portion of our credit losses. In light of the COVID-19 pandemic, the Company has implemented a range of actions aimed at reducing costs and preserving liquidity. We believe our business model, our current cash reserves and the recent steps we have taken to strengthen our balance sheet leave us well-positioned to manage our business as a going concern and remain in compliance with our debt covenants through the COVID-19 crisis as it continues to unfold.
Analysis of Cash Flow
The following table summarizes our cash flow results for the six months ended April 30, 2020 and 2019:

	Six Months Ended
	April 30,
	2020	2019
	(In millions)
Cash provided by operating activities	$2.5	$0.1
Cash used for investing activities	$(16.3)	$(12.7)
Cash provided by financing activities	$63.5	$3.9
Operating Activities. Cash provided by operating activities for the six months ended April 30, 2020 increased approximately $2.4 million compared to the six months ended April 30, 2019. Cash receipts were favorably impacted by an increase in net income due to favorable operating results prior to the impacts of COVID-19. Our ability to continue operations and deliver orders as an essential service provider mitigated some of the effects of COVID-19, allowing overall growth in cash provided by operating activities as compared to 2019. To date, slower paying customers as a result of COVID-19 have not significantly impacted our liquidity, but this could become a concern in the future.
Investing Activities. Cash used for investing activities increased $3.6 million when comparing the six months ended April 30, 2020 to the same period in 2019 as a result of higher capital expenditures.

As a result of the outbreak of the COVID-19 pandemic, we reduced capital expenditure plans by approximately 30% to 35% for the year ended October 31, 2020. We expect to fund our capital expenditures through cash on hand, cash generated from operations, and cash borrowed under our Credit Facility, as necessary.
Financing Activities. Cash provided by financing activities was $63.5 million for the six months ended April 30, 2020, primarily attributable to $73.0 million of net debt borrowings. In March 2020, we borrowed $50.0 million under our credit facility. We did this as a precautionary measure to ensure funds were available to meet our obligations during the COVID-19 pandemic. This borrowing was subsequently repaid in May 2020. In the future, we may be required to borrow additional funds in order to be prepared for any unforeseen impacts of the COVID-19 pandemic.
In addition to our net debt borrowings, we also received $3.0 million of proceeds from stock option exercises. Our proceeds were partially offset by $6.7 million related to the purchase of treasury stock and $5.3 million of dividends paid to our shareholders.
For the six months ended April 30, 2019, cash provided by financing activities was $3.9 million, primarily attributable to $14.2 million of net borrowings of debt, partially offset by dividends paid to our shareholders of $5.3 million, and $4.7 million related to the purchase of treasury stock.
Liquidity Requirements
Historically, our strategy for deploying cash has been to invest in organic growth opportunities, develop our infrastructure, and explore strategic acquisitions. Other uses of cash include paying cash dividends to our shareholders and repurchasing our common stock. As of April 30, 2020, we also had a higher than usual cash balance in order to be prepared for any unforeseen impacts of the COVID-19 pandemic. During the six months ended April 30, 2020 and 2019, we repatriated $3.1 million and $5.3 million, respectively, of foreign earnings from our foreign locations. We maintain cash balances in foreign countries which total $15.1 million as of April 30, 2020.
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
For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended October 31, 2019. During the six months ended April 30, 2020, we adopted new lease accounting guidance. For further details of this change, refer to "Part I, Financial Information" of this Quarterly Report on Form 10-Q.

While there have been no changes in the application of principles, methods, and assumptions used to determine our significant estimates, we may be required to revise certain accounting estimates and judgments related to the economic and business impact of the COVID-19 pandemic, such as, but not limited to, those related to the valuation of goodwill, intangibles, long-lived assets, accounts receivable, and inventory, which could have a material adverse effect on our financial position and results of operations.

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
Interest Rate Risk
Our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Based upon the balances of the variable rate debt at April 30, 2020, a hypothetical 1.0% increase or decrease in interest rates could result in approximately $2.2 million of additional pretax charges or credit to our operating results per year. This sensitivity is impacted by the amount of borrowings under our credit facilities, and amounts outstanding under finance leases.
Foreign Currency Rate Risk
Our international operations have exposure to foreign currency rate risks, primarily due to fluctuations in the Euro, the British Pound Sterling and the Canadian Dollar. From time to time, we enter into foreign exchange contracts associated with our operations to manage a portion of the foreign currency rate risk. Less than $0.1 million of foreign currency derivatives were included in total assets as of October 31, 2019. There were no corresponding foreign currency derivatives recorded on the Condensed Consolidated Balance Sheet as of April 30, 2020. These foreign currency derivative contracts hedge cross-border intercompany and commercial activity for our insulating glass spacer business. Although these derivatives hedge our exposure to fluctuations in foreign currency rates, we do not apply hedge accounting and therefore, the change in the fair value of these foreign currency derivatives is recorded directly to other income and expense in the accompanying condensed consolidated statements of income (loss). To the extent the gain or loss on the derivative instrument offsets the gain or loss from the re-measurement of the underlying foreign currency balance, changes in exchange rates should have no effect.
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
We have historically charged certain customers a surcharge related to petroleum-based raw materials. The surcharge was intended to offset the rising cost of products which are highly correlated to the price of oil including butyl and other oil-based raw materials. The surcharge is in place with the majority of our customers who purchase these products and is adjusted monthly based upon the 90-day average published price for Brent crude. The oil-based raw materials that we purchase are subject to similar pricing schemes. As such, our long-term exposure to increases in oil-based raw material prices is significantly reduced under this surcharge program, but given the recent disruptions in the oil and gas market, we bear an obligation to repay customers for the fall in commodity price that is not reflected in the pricing of products sold to them.
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
While we maintain surcharges and other adjusters to manage our exposure to changes in the prices of our critical raw materials, we utilize several commodities in our business that are not covered by contractual surcharges or adjusters for which pricing can fluctuate, including titanium dioxide (TiO2), silicone and other inputs.  Further discussion of our industry risks is included within our Annual Report on Form 10-K for the year ended October 31, 2019.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (1934 Act) as of April 30, 2020. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2020, the disclosure controls and procedures are effective.
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
Our business could be materially and adversely affected by the occurrence of a widespread health epidemic or pandemic. In particular, any outbreak or resurgence of COVID-19, or any governmental imposition of mandatory or voluntary closures in areas where our manufacturing facilities, suppliers or customers are located, could severely disrupt our operations and result in (a) plant slowdowns or shutdowns, (b) difficulty obtaining necessary supplies, and (c) reduced customer orders and revenues. In addition to this potential direct impact on our facilities and operations, continuing outbreaks of the virus could negatively impact our industry and end markets as a whole, or result in a longer-term economic recession. Any of these factors could negatively affect our business, financial condition, cash flows, profitability, and results of operations.
The COVID-19 pandemic could also create inefficiencies or interruptions in the supply chain as our suppliers may be forced to close their own plants or prove unable to obtain their own raw materials. If our suppliers are unable to timely meet our supply needs, it could impact our ability to provide our customers with high quality products on a timely basis, which could result in order cancellations, delivery refusals, price concessions, or other negative customer outcomes, any of which could negatively impact our business, revenues, financial condition, results of operations and liquidity. We could also be forced to pay higher prices for the supplies we purchase, which could negatively impact our results of operations and profitability.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the three months ended April 30, 2020, we repurchased common stock as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum US Dollars Remaining that May Yet Be Used to Purchase Shares Under the Plans or Programs (1)
February 2020	—	$—	—	$13,776,306
March 2020	149,937	13.70	149,937	11,722,595
April 2020	—	—	—	$11,722,595
Total	149,937	$13.70	149,937
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

For more information related to the contents of the 2020 Plan, please see the description of the 2020 Plan under Proposal No. 2 included in the Company’s Definitive Proxy Statement relating to its 2020 Annual Meeting of Stockholders, as filed with the Securities and Exchange Commission on January 29, 2020, which description of the 2020 Plan is incorporated herein by reference. For the full text of the 2020 Plan, please see Exhibit 10.2 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 2, 2020.

The Company’s Compensation and Management Development Committee (the “Committee”) has adopted new forms of award agreement to be used in connection with future grants of various awards under the 2020 Plan. The Committee has approved new form award agreements for each of the following award types:
•Annual Incentive Awards
•Restricted Stock Awards
•Restricted Stock Unit Awards
•Performance Share Awards
•Performance Restricted Stock Unit Awards
•Director Performance Restricted Stock Unit Awards
From time to time in the future, and pursuant to the terms and conditions of the award forms noted above and the 2020 Plan, the Committee may grant annual or long-term incentive awards to employees and directors of the Company as permitted by the 2020 Plan.
The award forms as approved by the Committee are attached to this Quarterly Report on Form 10-Q as Exhibits 10.1, 10.2, 10.3, 10.4, 10.5, and 10.6. Each form attached hereto as an Exhibit is incorporated by reference herein. The Restricted Stock Award form attached hereto as Exhibit 10.2 replaces the Restricted Stock Award form that was previously filed by the Company as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2020.
Item 6. Exhibits
The exhibits required to be furnished pursuant to Item 6 are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANEX BUILDING PRODUCTS CORPORATION

Date:	June 5, 2020	/s/ Scott M. Zuehlke
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

3.2
Fourth Amended and Restated Bylaws of the Registrant dated as of February 27, 2020, filed as Exhibit 3.2 of the Registrant's Quarterly Report on Form 10-Q (Reg. No. 001-33913) for the quarter ended January 31, 2020.

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

*†10.1	Form of Annual Incentive Award Agreement for Employees under the Quanex Building Products Corporation 2020 Omnibus Incentive Plan.

*†10.2	Form of Restricted Stock Award Agreement for Employees under the Quanex Building Products Corporation 2020 Omnibus Incentive Plan.

*†10.3	Form of Restricted Stock Unit Award Agreement for Employees under the Quanex Building Products Corporation 2020 Omnibus Incentive Plan.

*†10.4	Form of Performance Share Award Agreement for Employees under the Quanex Building Products Corporation 2020 Omnibus Incentive Plan.

*†10.5	Form of Performance Restricted Stock Unit Award Agreement for Employees under the Quanex Building Products Corporation 2020 Omnibus Incentive Plan.

*†10.6	Form of Performance Restricted Stock Unit Award Agreement for Directors under the Quanex Building Products Corporation 2020 Omnibus Incentive Plan.

*31.1	Certification by chief executive officer pursuant to Rule 13a-14(a)/15d-14(a).

*31.2	Certification by chief financial officer pursuant to Rule 13a-14(a)/15d-14(a).

*32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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