Form 10-Q
period 2020-07-31
Quanex Building Products CORP
filed 2020-09-04
CIK 1423221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________
FORM 10-Q
 ________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
The number of shares outstanding of the registrant's Common Stock as of September 1, 2020 was 32,805,438.

QUANEX BUILDING PRODUCTS CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 31, 2020	October 31, 2019
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$41,073	$30,868
Accounts receivable, net of allowance for doubtful accounts of $344 and $393	84,479	82,946
Inventories, net	63,939	67,159
Prepaid and other current assets	7,930	9,353
Total current assets	197,421	190,326
Property, plant and equipment, net of accumulated depreciation of $334,664 and $317,568	186,830	193,600
Operating lease right-of-use assets	49,644	—
Goodwill	146,932	145,563
Intangible assets, net	96,957	107,297
Other assets	9,007	8,324
Total assets	$686,791	$645,110
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$58,676	$63,604
Accrued liabilities	33,916	39,221
Income taxes payable	6,350	6,183
Current maturities of long-term debt	690	746
Current operating lease liabilities	7,307	—
Total current liabilities	106,939	109,754
Long-term debt	152,062	156,414
Noncurrent operating lease liabilities	42,740	—
Deferred pension and postretirement benefits	11,375	13,322
Deferred income taxes	20,507	19,363
Other liabilities	13,230	16,070
Total liabilities	346,853	314,923
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, shares authorized 1,000,000; issued and outstanding - none	—	—
Common stock, $0.01 par value, shares authorized 125,000,000; issued 37,304,366 and 37,370,402, respectively; outstanding 32,801,738 and 33,021,789, respectively	373	374
Additional paid-in-capital	253,144	254,673
Retained earnings	193,989	185,703
Accumulated other comprehensive loss	(28,819)	(33,817)
Less: Treasury stock at cost, 4,502,628 and 4,348,613 shares, respectively	(78,749)	(76,746)
Total stockholders’ equity	339,938	330,187
Total liabilities and stockholders' equity	$686,791	$645,110
The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2020	2019	2020	2019
	(In thousands, except per share amounts)
Net sales	$212,096	$238,461	$596,168	$653,472
Cost and expenses:
Cost of sales (excluding depreciation and amortization)	162,427	181,357	469,586	511,292
Selling, general and administrative	21,973	25,718	62,818	77,466
Restructuring charges	73	94	477	281
Depreciation and amortization	11,060	12,182	35,851	37,158
Asset impairment charges	—	—	—	29,978
Operating income (loss)	16,563	19,110	27,436	(2,703)
Non-operating (expense) income:
Interest expense	(1,165)	(2,570)	(4,310)	(7,614)
Other, net	(220)	259	116	461
Income (loss) before income taxes	15,178	16,799	23,242	(9,856)
Income tax expense	(4,345)	(4,958)	(6,898)	(5,926)
Net income (loss)	$10,833	$11,841	$16,344	$(15,782)

Basic earnings (loss) per common share	$0.33	$0.36	$0.50	$(0.48)

Diluted earnings (loss) per common share:	$0.33	$0.36	$0.50	$(0.48)

Weighted-average common shares outstanding:
Basic	32,610	32,899	32,716	32,984
Diluted	32,739	33,162	32,845	32,984

Cash dividends per share	$0.08	$0.08	$0.24	$0.24

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2020	2019	2020	2019
	(In thousands)
Net income (loss)	$10,833	$11,841	$16,344	$(15,782)
Other comprehensive income:
Foreign currency translation gain (loss)	7,344	(10,147)	3,088	(7,565)
Change in pension from net unamortized gain (loss) adjustment (pretax)	—	—	2,519	(11)
Change in pension from net unamortized gain (loss) adjustment tax (expense) benefit	—	—	(609)	7
Other comprehensive income (loss)	7,344	(10,147)	4,998	(7,569)
Comprehensive income (loss)	$18,177	$1,694	$21,342	$(23,351)

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	July 31,
	2020	2019
	(In thousands)
Operating activities:
Net income (loss)	$16,344	$(15,782)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	35,851	37,158
Stock-based compensation	513	1,424
Deferred income tax	438	1,930
Asset impairment charges	—	29,978
Other, net	762	1,724
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(1,852)	323
Decrease (increase) in inventory	3,553	(14,747)
Decrease (increase) in other current assets	1,218	(1,022)
(Decrease) increase in accounts payable	(1,878)	1,562
Decrease in accrued liabilities	(7,611)	(15,366)
Increase in income taxes payable	107	396
Increase in deferred pension and postretirement benefits	573	2,351
Decrease in other long-term liabilities	(181)	(143)
Other, net	(276)	250
Cash provided by operating activities	47,561	30,036
Investing activities:
Capital expenditures	(20,673)	(16,984)
Proceeds from disposition of capital assets	131	315
Cash used for investing activities	(20,542)	(16,669)
Financing activities:
Borrowings under credit facilities	114,500	66,500
Repayments of credit facility borrowings	(119,000)	(84,000)
Repayments of other long-term debt	(791)	(1,102)
Common stock dividends paid	(7,910)	(7,990)
Issuance of common stock	2,954	2,710
Payroll tax paid to settle shares forfeited upon vesting of stock	(454)	(330)
Purchase of treasury stock	(6,693)	(6,336)
Cash used for financing activities	(17,394)	(30,548)
Effect of exchange rate changes on cash and cash equivalents	580	(1,171)
Increase (decrease) in cash and cash equivalents	10,205	(18,352)
Cash and cash equivalents at beginning of period	30,868	29,003
Cash and cash equivalents at end of period	$41,073	$10,651
The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

Nine Months Ended July 31, 2020	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	(In thousands, no per share amounts shown except in verbiage)
Balance at October 31, 2019	$374	$254,673	$185,703	$(33,817)	$(76,746)	$330,187
Net income	—	—	10	—	—	10
Foreign currency translation adjustment	—	—	—	2,743	—	2,743
Common dividends ($0.08 per share)	—	—	(2,659)	—	—	(2,659)
Purchase of treasury stock	—	—	—	—	(4,639)	(4,639)
Change in pension from net unamortized gain (net of tax expense of $609)	—	—	—	1,910	—	1,910
Stock-based compensation activity:
Stock-based compensation benefit	—	(239)	—	—	—	(239)
Stock options exercised	—	92	(159)	—	3,142	3,075
Restricted stock awards granted	—	(1,082)	94	—	988	—
Performance share awards vested	—	(495)	—	—	495	—
Other	(1)	(454)	—	—	—	(455)
Balance at January 31, 2020	$373	$252,495	$182,989	$(29,164)	$(76,760)	$329,933
Net income	—	—	5,501	—	—	5,501
Foreign currency translation adjustment	—	—	—	(6,999)	—	(6,999)
Common dividends ($0.08 per share)	—	—	(2,628)	—	—	(2,628)
Purchase of treasury stock	—	—	—	—	(2,054)	(2,054)
Stock-based compensation activity:
Expense related to stock-based compensation	—	325	—	—	—	325
Stock options exercised	—	(38)	(83)	—	—	(121)
Restricted stock awards granted	—	(65)	—	—	65	—
Balance at April 30, 2020	$373	$252,717	$185,779	$(36,163)	$(78,749)	$323,957
Net income	—	—	10,833	—	—	10,833
Foreign currency translation adjustment	—	—	—	7,344	—	7,344
Common dividends ($0.08 per share)	—	—	(2,623)	—	—	(2,623)
Stock-based compensation activity:
Expense related to stock-based compensation	—	427	—	—	—	427
Balance at July 31, 2020	$373	$253,144	$193,989	$(28,819)	$(78,749)	$339,938

Nine Months Ended July 31, 2019	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	(In thousands, no per share amounts shown except in verbiage)
Balance at October 31, 2018	$374	$254,678	$243,904	$(30,705)	$(73,029)	$395,222
Net loss	—	—	(3,649)	—	—	(3,649)
Foreign currency translation adjustment	—	—	—	4,066	—	4,066
Common dividends ($0.08 per share)	—	—	(2,675)	—	—	(2,675)
Purchase of treasury stock	—	—	—	—	(2,016)	(2,016)
Stock-based compensation activity:
Expense related to stock-based compensation	—	224	—	—	—	224
Stock options exercised	—	—	(35)	—	62	27
Restricted stock awards granted	—	(1,649)	(496)	—	2,145	—
Other	—	(322)	—	(4)	—	(326)
Balance at January 31, 2019	$374	$252,931	$237,049	$(26,643)	$(72,838)	$390,873
Net income	—	—	(23,974)	—	—	(23,974)
Foreign currency translation adjustment	—	—	—	(1,484)	—	(1,484)
Common dividends ($0.08 per share)	—	—	(2,660)	—	—	(2,660)
Purchase of treasury stock	—	—	—	—	(2,686)	(2,686)
Stock-based compensation activity:
Expense related to stock-based compensation	—	819	—	—	—	819
Restricted stock awards granted	—	(71)	(9)	—	80	—
Balance at April 30, 2019	$374	$253,679	$210,406	$(28,127)	$(75,444)	$360,888
Net income	—	—	11,841	—	—	11,841
Foreign currency translation adjustment	—	—	—	(10,147)	—	(10,147)
Common dividends ($0.04 per share)	—	—	(2,655)	—	—	(2,655)
Purchase of treasury stock	—	—	—	—	(1,634)	(1,634)
Change in pension from net unamortized loss (net of tax expense of $7)
Stock-based compensation activity:
Expense related to stock-based compensation	—	381	—	—	—	381
Stock options exercised	1	—	(252)	—	2,935	2,684
Other	(1)	(7)	—	—	—	(8)
Balance at July 31, 2019	$374	$254,053	$219,340	$(38,274)	$(74,143)	$361,350

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
We recognize revenue that reflects the consideration we expect to receive for product sales upon transfer to customers. Revenue for product sales is recognized when control of the promised products is actually transferred to our customers, and we expect to be entitled to consideration in exchange for such transfer. We account for a contract when a customer provides us with a firm purchase order that identifies the products to be provided, the payment terms for those services, and when collectability of the consideration due is probable.
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
The following table summarizes our product sales for the three and nine months ended July 31, 2020 and 2019 into groupings by segment which we believe depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors. For further details regarding our results by segment, refer to Note 12, “Segment Information”.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2020	2019	2020	2019
	(In thousands)
North American Fenestration:
United States - fenestration	$109,455	$119,481	$302,094	$312,509
International - fenestration	6,696	7,172	19,284	23,474
United States - non-fenestration	4,845	3,982	13,779	12,290
International - non-fenestration	1,390	5,624	6,275	12,381
	$122,386	$136,259	$341,432	$360,654
European Fenestration:
International - fenestration	$31,904	$36,342	$87,732	$102,038
International - non-fenestration	6,361	7,984	16,498	19,165
	$38,265	$44,326	$104,230	$121,203
North American Cabinet Components:
United States - fenestration	$2,666	$3,561	$8,461	$9,909
United States - non-fenestration	48,849	54,512	142,838	163,694
International - non-fenestration	410	616	1,335	1,774
	$51,925	$58,689	$152,634	$175,377
Unallocated Corporate & Other
Eliminations	$(480)	$(813)	$(2,128)	$(3,762)
	$(480)	$(813)	$(2,128)	$(3,762)
Net sales	$212,096	$238,461	$596,168	$653,472
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
During the year ended October 31, 2019, our North American Cabinet Components segment experienced declines in current and forecasted demand as a result of an industry-wide shift from semi-custom cabinets to stock cabinets, and received notice about a change in strategy at one of our large customers that may result in lower sales volumes in the future. As a result, during the first quarter of fiscal 2020, we began to restructure our operations within that segment by announcing the closure of one of our plants. We incurred expenses for severance, equipment moves, and other exit activities of $0.3 million related to this plant closure during the nine months ended July 31, 2020 and we may incur costs related to additional restructuring activities in future periods.
COVID-19 Impact
On March 11, 2020, the World Health Organization (WHO) declared the outbreak of COVID-19 as a global pandemic and advised aggressive containment action. In response to this declaration and the rapid global spread of COVID-19, national, state, and local governments have taken extraordinary and continuously evolving measures to limit the outbreak and spread of the virus, including travel bans, quarantines, "stay-at-home" orders and similar mandates imposing varying degrees of restrictions on social and non-essential commercial activity to promote social distancing. Measures providing for business shutdowns generally exclude certain essential services commonly including critical infrastructure such as construction and the

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
businesses that support that critical infrastructure. To date, we have not experienced significant challenges or expenses implementing crisis management plans intended to meet government requirements for containment and prevention.
The COVID-19 pandemic and actions taken in response thereto are continuing to have an adverse effect on many sectors of the economy. We initially reduced operating schedules and implemented furloughs to balance production and demand, but all facilities were reopened during May 2020. However, the duration and severity of the COVID-19 pandemic, the actions to contain the pandemic and treat its impacts, and the effects on our operations are highly uncertain and cannot be predicted at this time. Therefore, while we expect some negative impacts on our business, results of operations, cash flows and financial position, the overall financial impact cannot be reasonably estimated at this time.
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
Total lease costs recorded include fixed operating lease costs and variable lease costs. Most of our real estate leases require we pay certain expenses, such as common area maintenance costs, of which the fixed portion is included in operating lease costs. We recognize operating lease costs on a straight-line basis over the lease term. In addition to the above costs, variable lease costs are recognized when probable and are not included in determining the present value of our lease liability.
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
The table below presents the lease-related assets and liabilities recorded on the balance sheet at July 31, 2020 (in thousands):

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Leases	Classification	July 31, 2020
Assets
Operating lease assets	Operating lease right-of-use assets	$49,644
Finance lease assets	Property, plant and equipment (less accumulated depreciation of $821)	14,960
Total lease assets		$64,604

Liabilities
Current
Operating	Current operating lease liabilities	$7,307
Finance	Current maturities of long-term debt	961
Noncurrent
Operating	Noncurrent operating lease liabilities	42,740
Finance	Long-term debt	14,637
Total lease liabilities		$65,645
The table below presents the components of the lease costs for the three and nine months ended July 31, 2020 (in thousands):

	Three Months Ended	Nine Months Ended
	July 31, 2020	July 31, 2020
Components of lease costs
Operating lease cost	$2,243	$6,464
Finance lease cost
Amortization of leased assets	285	899
Interest on lease liabilities	136	418
Variable lease costs	207	535
Total lease cost	$2,871	$8,316
The table below presents supplemental cash flow information related to leases for the six months ended July 31, 2020 (in thousands):

Nine Months Ended
July 31, 2020
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Finance leases - financing cash flows	$857
Finance leases - operating cash flows	$418
Operating leases - operating cash flows	$6,400

Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$15,331
Finance Leases	$398
The table below presents the weighted average remaining lease terms and weighted average discount rates for the Company's leases as of July 31, 2020:

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

July 31, 2020
Weighted average remaining lease term (in years)
Operating leases	8.2
Financing leases	15.5

Weighted average discount rate
Operating leases	3.62%
Financing leases	3.62%
The table below presents the maturity of the lease liabilities as of July 31, 2020 (in thousands):

	Operating Leases	Finance Leases
	(in thousands)
2020 (remaining three months)	$2,271	$378
2021	8,762	1,510
2022	8,028	1,463
2023	7,592	1,364
2024	6,816	1,260
Thereafter	24,292	14,114
Total lease payments	57,761	20,089
Less: present value discount	7,714	4,491
Total lease liabilities	$50,047	$15,598
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Inventories
Inventories consisted of the following at July 31, 2020 and October 31, 2019:

	July 31, 2020	October 31, 2019
	(In thousands)
Raw materials	$35,205	$32,818
Finished goods and work in process	33,418	35,538
Supplies and other	2,470	2,593
Total	71,093	70,949
Less: Inventory reserves	7,154	3,790
Inventories, net	$63,939	$67,159
Fixed costs related to excess manufacturing capacity, if any, have been expensed in the period they were incurred and, therefore, are not capitalized into inventory.
4. Goodwill and Intangible Assets
Goodwill
The change in the carrying amount of goodwill for the nine months ended July 31, 2020 was as follows:

Nine Months Ended
July 31, 2020
(In thousands)
Beginning balance as of November 1, 2019	$145,563
Foreign currency translation adjustment	1,369
Balance as of the end of the period	$146,932
During the year ended October 31, 2019, we recorded impairment charges of $74.6 million associated with our NA Cabinet Components segment, which reduced the goodwill balance applicable to this reporting unit from $113.7 million to $39.1 million. Our other reporting units were not deemed to be impaired at our annual goodwill impairment testing date, August 31, 2019. During the three months ended April 30, 2020, we determined the WHO's characterization of the outbreak of COVID-19 as a global pandemic was a triggering event which could indicate that the carrying value of our goodwill was no longer greater than the fair value. As a result of this determination, we performed a qualitative assessment for each of the five goodwill reportable units. As a result of this analysis, we determined that our goodwill was not more likely than not impaired and no quantitative assessment was necessary. During the three months ended July 31, 2020, we determined that there were no further triggering events related to the impacts of COVID-19 or any other areas of our operations. However, the long term effects of the COVID-19 pandemic on the demand and pricing of our products may result in future impairment charges. For a summary of the change in the carrying amount of goodwill by segment, see Note 12, "Segment Information."
Identifiable Intangible Assets
Amortizable intangible assets consisted of the following as of July 31, 2020 and October 31, 2019:

	July 31, 2020		October 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Customer relationships	$144,418	$68,137	$153,950	$70,103
Trademarks and trade names	55,876	36,833	55,745	35,210
Patents and other technology	22,502	20,869	22,386	19,471
Total	$222,796	$125,839	$232,081	$124,784
During the three months ended July 31, 2020, we retired identifiable intangibles of $9.9 million related to fully amortized customer relationships.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
We had aggregate amortization expense related to intangible assets for the three and nine months ended July 31, 2020 of $3.4 million and $10.8 million, respectively, and $3.7 million and $11.6 million, respectively, for the comparable prior year periods.
Estimated remaining amortization expense, based on current intangible balances, for each of the fiscal years ending October 31, is as follows (in thousands):

Estimated Amortization Expense
2020 (remaining three months)	$3,474
2021	12,628
2022	12,004
2023	11,246
2024	10,497
Thereafter	47,108
Total	$96,957

5. Debt and Finance Lease Obligations
Debt consisted of the following at July 31, 2020 and October 31, 2019:

	July 31, 2020	October 31, 2019
	(In thousands)
Revolving Credit Facility	$138,000	$142,500
Finance lease obligations and other	15,729	15,865
Unamortized deferred financing fees	(977)	(1,205)
Total debt	$152,752	$157,160
Less: Current maturities of long-term debt	690	746
Long-term debt	$152,062	$156,414
As more fully described in our Annual Report on Form 10-K for the year ended October 31, 2019, on October 18, 2018, we amended and extended our prior credit facility by entering into a $325.0 million revolving credit facility (the “Credit Facility”), with Wells Fargo Bank, National Association, as Agent, Swingline Lender and Issuing Lender, and Bank of America, N.A. serving as Syndication Agent. The Credit Facility has a five-year term, maturing on October 18, 2023, and requires interest payments calculated, at our election and depending upon our Consolidated Leverage Ratio, at either a Base Rate plus an applicable margin or the LIBOR Rate plus an applicable margin. The Credit Facility contains appropriate provisions to substitute LIBOR with a replacement rate upon transition away from LIBOR. These provisions include a temporary conversion of applicable interest for all borrowings outstanding to be calculated as base rate loans until such time that the replacement rate is agreed upon. In addition, we are subject to commitment fees for the unused portion of the Credit Facility.
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
As of July 31, 2020, we had $138.0 million of borrowings outstanding under the Credit Agreement (reduced by unamortized debt issuance costs of $1.0 million), $4.8 million of outstanding letters of credit and $15.7 million outstanding primarily under finance leases and other debt. We had $182.2 million available for use under the Credit Agreement at July 31, 2020. Outstanding borrowings under the Credit Agreement accrue interest at 1.91% per annum. Our weighted average borrowing rate for borrowings outstanding during the nine months ended July 31, 2020 and 2019 was 2.62% and 4.16%, respectively. We were in compliance with our debt covenants as of July 31, 2020.
During the three months ended July 31, 2020, we repaid $78.0 million of borrowings outstanding on the Credit Facility, including $50.0 million of precautionary borrowings in March 2020 as a result of COVID-19. In the future, we may be required to borrow additional funds in order to be prepared for any unforeseen impacts of the COVID-19 pandemic.
Other Debt Instruments
We maintain certain finance lease obligations related to equipment purchases, vehicles, and warehouse space. Refer to Note 2, "Leases" for further information regarding our finance leases.
6. Retirement Plans
Pension Plan
Our non-contributory, single employer defined benefit pension plan covers a majority of our employees in the U.S. The net periodic pension cost for this plan for the three and nine months ended July 31, 2020 and 2019 was as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2020	2019	2020	2019
	(In thousands)
Service cost	$242	$907	$1,022	$2,722
Interest cost	280	364	853	1,092
Expected return on plan assets	(509)	(494)	(1,503)	(1,483)
Amortization of net loss	(4)	31	200	94
Net periodic pension cost	$9	$808	$572	$2,425
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
Other Plans

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
We also have a supplemental benefit plan covering certain executive officers and key employees and a non-qualified deferred compensation plan covering members of the Board of Directors and certain key employees. As of July 31, 2020 and October 31, 2019, our liability under the supplemental benefit plan was approximately $2.4 million and $4.2 million, respectively. As of July 31, 2020 and October 31, 2019, the liability associated with the deferred compensation plan was approximately $3.4 million and $3.8 million, respectively. We record the current portion of liabilities associated with these plans under the caption "Accrued Liabilities," and the long-term portion under the caption "Other Liabilities" in the accompanying condensed consolidated balance sheets.
7. Income Taxes
To determine our income tax expense or benefit for interim periods, consistent with accounting standards, we apply the estimated annual effective income tax rate to year-to-date results. Our estimated annual effective tax rates for the nine months ended July 31, 2020 and 2019 was 27.4% and 24.8%, respectively, excluding discrete items. The 2020 effective rate was primarily impacted by a discrete charge of $0.5 million related to the vesting or exercise of equity-based compensation awards. The 2019 effective rate was primarily impacted by the goodwill impairment charge recorded during the nine months ended July 31, 2019, which did not generate a significant tax benefit.
As of July 31, 2020, our liability for uncertain tax positions (UTP) of $0.6 million relates to certain state tax items regarding the interpretation of tax laws and regulations. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. The final outcome of the future tax consequences of legal proceedings, if any, as well as the outcome of competent authority proceedings, changes in regulatory tax laws, or interpretation of those tax laws could impact our financial statements. We are subject to the effect of these matters occurring in various jurisdictions. The disallowance of the UTP would not materially affect the annual effective tax rate. We do not believe any of the UTP at July 31, 2020 will be recognized within the next twelve months.
We evaluate the likelihood of realization of our deferred tax assets by considering both positive and negative evidence. We maintain a valuation allowance for certain state net operating losses which totaled $1.6 million at July 31, 2020 and October 31, 2019.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
•Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
•Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability either directly or indirectly including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates) and inputs that are derived principally from or corroborated by observable market data by correlation or other means.
•Level 3 - Inputs that are both significant to the fair value measurement and unobservable.
As of July 31, 2020 and October 31, 2019, foreign currency derivatives were being measured on a recurring basis. Less than $0.1 million of foreign currency derivatives were included in total assets as of October 31, 2019. There were no outstanding foreign currency derivatives as of July 31, 2020. All of our derivative contracts are valued using quoted market prices from brokers or exchanges and are classified within Level 2 of the fair value hierarchy.
Carrying amounts reported on the balance sheet for cash, cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. Our outstanding debt is variable rate debt that re-prices frequently, thereby limiting our exposure to significant change in interest rate risk. As a result, the fair value of our debt instrument approximates carrying value at July 31, 2020, and October 31, 2019 (Level 2 measurement).
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
A summary of non-vested restricted stock awards activity during the nine months ended July 31, 2020 is presented below:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value per Share
Non-vested at October 31, 2019	230,100	$17.02
Granted	59,700	$18.82
Forfeited	(42,800)	$17.30
Vested	(55,000)	$19.45
Non-vested at July 31, 2020	192,000	$16.82
The total weighted average grant-date fair value of restricted stock awards that vested during each of the nine month periods ended July 31, 2020 and 2019 was $1.1 million and $1.3 million, respectively. As of July 31, 2020, total unrecognized compensation cost related to unamortized restricted stock awards was $1.4 million. We expect to recognize this expense over the remaining weighted average vesting period of 1.9 years.
Stock Options
Historically, stock options have been awarded to key employees, officers and non-employee directors. Effective May 2015, the director compensation structure was revised to eliminate the annual grant of stock options to non-employee directors. During December 2017, the Compensation & Management Development Committee of the Board of Directors approved a change to the long-term incentive award program eliminating the grant of stock options and replacing this award with a grant of performance restricted stock units as further described below. As a result, stock options were not granted during the years ended October 31, 2018, October 31, 2019, or during the nine months ended July 31, 2020. Employee stock options typically vest ratably over a three-year period with service and continued employment as the vesting conditions. Our stock options may be exercised up to a maximum of ten years from the date of grant. The fair value of the stock options is determined on the grant date and expensed over the vesting period resulting in an increase in additional paid-in-capital. For employees who are nearing retirement-eligibility, we recognize stock option expense ratably over the shorter of the vesting period or the period from the grant-date to the retirement-eligibility date.
We use a Black-Scholes pricing model to estimate the fair value of stock options. A description of the methodology for the valuation assumptions was disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019.
The following table summarizes our stock option activity for the nine months ended July 31, 2020:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000s)
Outstanding at October 31, 2019	1,416,186	$18.71
Granted	—	$—
Exercised	(178,033)	$16.93
Forfeited/Expired	(93,734)	$20.40
Outstanding at July 31, 2020	1,144,419	$18.85	3.7	$16
Vested or expected to vest at July 31, 2020	1,144,419	$18.85	3.7	$16
Exercisable at July 31, 2020	1,144,419	$18.85	3.7	$16
Intrinsic value is the amount by which the market price of the common stock on the date of exercise exceeds the exercise price of the stock option. The total intrinsic value of stock options exercised during the nine months ended July 31, 2020 and 2019 was $0.5 million and $0.3 million, respectively. The weighted-average grant date fair value of stock options that vested

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
during the nine months ended July 31, 2020 and 2019 was $0.4 million and $1.1 million, respectively. As of July 31, 2020, all compensation cost related to stock options has been recognized.
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
During the nine months ended July 31, 2020 and 2019, non-employee directors received 25,326 and 29,065 restricted stock units, respectively, at a grant date fair value of $19.02 per share and $15.29 per share, respectively, which vested immediately. As of July 31, 2020, there were 26,390 non-vested restricted stock units, which were awarded in June 2019 and January 2020 to key employees at a weighted average grant date fair value of $17.01. During the nine months ended July 31, 2019, we paid approximately $0.4 million to settle previously vested restricted stock units; there were no corresponding payments to settle vested restricted stock units during the nine months ended July 31, 2020.
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
The following table summarizes our performance share grants and the grant date fair value for the EPS, R-TSR and RONA performance metrics:

		Grant Date Fair Value
Grant Date	Shares Awarded	EPS	R-TSR	RONA	Shares Forfeited
December 7, 2017	146,500	$20.70	$21.81	$—	54,008
December 5, 2018	131,500	$—	$—	$13.63	40,900
December 5, 2019	55,900	$—	$—	$19.40	5,300
On November 30, 2019, a total of 56,103 shares vested pursuant to the November 2016 grant, which were settled with 28,051 shares of common stock and a cash payment of $0.6 million. We recorded compensation expense of $0.1 million for the three months ended July 31, 2020 and a decrease in compensation expense of $0.3 million for the nine months ended July 31,

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2020 related to the expected payout of our performance share awards that are outstanding as of July 31, 2020. For each of the three and nine months ended July 31, 2019, we recorded compensation expense of $0.5 million related to the expected payouts of performance share awards that were outstanding as of July 31, 2019.
Performance share awards are not considered outstanding shares and do not have voting rights, although dividends are accrued over the performance period and will be payable in cash based upon the number of performance shares ultimately earned.
The performance shares are excluded from the diluted weighted-average shares used to calculate earnings per share until the performance criteria is probable to result in the issuance of contingent shares. As of July 31, 2020, we have deemed 17,342 shares related to the December 2017 grants of performance shares as probable to vest.
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

Vesting Level	Vesting Criteria	Percentage of Award Vested
Level 1	A-TSR greater than or equal to 50%	150%
Level 2	A-TSR less than 50% and greater than or equal to 20%	100%
Level 3	A-TSR less than 20% and greater than or equal to -20%	50%
Level 4	A-TSR less than -20%	—%
The following table summarizes our performance restricted stock unit grants and the grant date fair value for the A-TSR performance metric:

Grant Date	Shares Awarded	Grand Date Fair Value	Shares Forfeited
December 7, 2017	78,200	$17.76	28,854
December 5, 2018	89,200	$13.63	25,500
December 5, 2019	35,000	$19.40	—
During the three and nine months ended July 31, 2020, we recorded compensation expense of approximately $0.1 million and $0.4 million, respectively, and $0.2 million and $0.6 million, respectively, for the comparable prior year period related to our performance share restricted units.
Similar to performance shares, the performance restricted stock units are not considered outstanding shares, do not have voting rights, and are excluded from diluted weighted-average shares used to calculate earnings per share until the performance criteria is probable to result in the issuance of contingent shares. As of July 31, 2020, we have deemed 24,673 shares related to the December 2017 grants of performance restricted stock units as probable to vest.
Treasury Shares
We record treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Shares are generally issued from treasury stock at the time of grant of restricted stock awards, upon the exercise of stock options, and upon the vesting of performance shares and performance restricted stock units. On the subsequent issuance of treasury shares, we record proceeds in excess of cost as an increase in additional paid in capital. A deficiency of such proceeds relative to costs would be applied to reduce paid-in-capital associated with prior issuances to the extent available,

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
with the remainder recorded as a charge to retained earnings. We recorded a charge to retained earnings of $0.1 million during the nine months ended July 31, 2020.
The following table summarizes the treasury stock activity during the nine months ended July 31, 2020:

Nine Months Ended
July 31, 2020
Beginning balance as of November 1, 2019	4,348,613
Restricted stock awards granted	(59,700)
Performance share awards vested	(28,051)
Stock options exercised	(178,033)
Treasury stock repurchases	419,799
Balance at April 30, 2020	4,502,628
11. Other Income
Other (loss) income, included under the caption "Other, net" on the accompanying condensed consolidated statements of income (loss), consisted of the following for the three and nine months ended July 31, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2020	2019	2020	2019
	(In thousands)
Foreign currency transaction (losses) gains	$(458)	$101	$(375)	$75
Foreign currency derivative gains (losses)	—	11	(15)	(8)
Pension service benefit	232	130	449	328
Interest income	5	15	24	59
Other	1	2	33	7
Other, net	$(220)	$259	$116	$461
12. Segment Information
We present three reportable business segments in accordance with ASC Topic 280-10-50, "Segment Reporting" (ASC 280): (1) North American Fenestration segment (NA Fenestration), comprising three operating segments primarily focused on the fenestration market in North America including vinyl profiles, insulating glass spacers, screens & other fenestration components; (2) European Fenestration segment (EU Fenestration), comprising our U.K.-based vinyl extrusion business, manufacturing vinyl profiles & conservatories, and the European insulating glass business manufacturing insulating glass spacers; and (3) North American Cabinet Components segment (NA Cabinet Components), comprising our cabinet door and components operations. We maintain an Unallocated Corporate & Other grouping which includes corporate office charges, and inter-segment eliminations, less an allocation of a portion of the general and administrative costs associated with the corporate office which have been allocated to the reportable business segments, based upon relative share of revenue, in order to more accurately reflect each reportable business segment's administrative cost. Certain costs are not allocated to the reportable operating segments, but remain in Unallocated Corporate & Other, including transaction expenses, stock-based compensation, long-term incentive awards based on the performance of our common stock and other factors, certain severance and legal costs not deemed to be allocable to all segments, depreciation of corporate assets, interest expense, other, net, income taxes, inter-segment eliminations, and executive incentive compensation and medical expense fluctuations relative to planned costs as determined during the annual planning process. The accounting policies of our operating segments are the same as those used to prepare the accompanying condensed consolidated financial statements. Corporate general and administrative expense allocated during the three and nine month period ended July 31, 2020 was $5.2 million and $15.4 million, respectively, and $4.8 million and $14.6 million for the comparable prior year periods.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
distributors will vary amongst the businesses; (5) similar regulatory environment; and (6) converging long-term economic similarities.
Segment information for the three and nine months ended July 31, 2020 and 2019, and total assets as of July 31, 2020 and October 31, 2019 are summarized in the following table (in thousands):

	NA Fenestration	EU Fenestration	NA Cabinet Comp.	Unallocated Corp. & Other	Total
Three Months Ended July 31, 2020
Net sales	$122,386	$38,265	$51,925	$(480)	$212,096
Depreciation and amortization	5,371	2,307	3,264	118	11,060
Operating income (loss)	12,383	5,365	(193)	(992)	16,563
Capital expenditures	1,963	1,787	602	8	4,360
Three Months Ended July 31, 2019
Net sales	$136,259	$44,326	$58,689	$(813)	$238,461
Depreciation and amortization	6,578	2,213	3,258	133	12,182
Operating income (loss)	15,944	5,367	1,558	(3,759)	19,110
Capital expenditures	2,299	485	942	236	3,962
Nine Months Ended July 31, 2020
Net sales	$341,432	$104,230	$152,634	$(2,128)	$596,168
Depreciation and amortization	18,311	7,045	10,139	356	35,851
Operating income (loss)	21,442	9,140	(3,481)	335	27,436
Capital expenditures	13,199	3,413	3,946	115	20,673
Nine Months Ended July 31, 2019
Net sales	$360,654	$121,203	$175,377	$(3,762)	$653,472
Depreciation and amortization	20,208	6,669	9,902	379	37,158
Operating income (loss)	24,048	12,951	(29,361)	(10,341)	(2,703)
Capital expenditures	8,672	4,825	3,251	236	16,984
As of July 31, 2020
Total assets	$257,606	$220,460	$173,797	$34,928	$686,791
As of October 31, 2019
Total assets	$226,243	$212,239	$181,416	$25,212	$645,110
The following table summarizes the change in the carrying amount of goodwill by reportable business segment for the nine months ended July 31, 2020 (in thousands):

	NA Fenestration	EU Fenestration	NA Cabinet Comp.	Unallocated Corp. & Other	Total
Balance as of October 31, 2019	$38,712	$67,704	$39,147	$—	$145,563
Foreign currency translation adjustment	—	1,369	—	—	1,369
Balance as of July 31, 2020	$38,712	$69,073	$39,147	$—	$146,932
For further details of Goodwill, see Note 4, "Goodwill & Intangible Assets", located herewith.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
We did not allocate non-operating loss or income tax benefit to the reportable segments. The following table reconciles operating income (loss) as reported above to net income (loss) for the three and nine months ended July 31, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2020	2019	2020	2019
	(In thousands)
Operating income (loss)	$16,563	$19,110	$27,436	$(2,703)
Interest expense	(1,165)	(2,570)	(4,310)	(7,614)
Other, net	(220)	259	116	461
Income tax expense	(4,345)	(4,958)	(6,898)	(5,926)
Net income (loss)	$10,833	$11,841	$16,344	$(15,782)

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
Basic and diluted earnings (loss) per share for the three and nine months ended July 31, 2020 and 2019 were calculated as follows (in thousands, except per share data):

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Net Income (Loss)	Weighted Average Shares	Per Share
Three Months Ended July 31, 2020
Basic earnings per common share	$10,833	32,610	$0.33
Effect of dilutive securities:
Stock options		1
Restricted stock awards		86
Performance shares		17
Performance restricted stock units		25
Diluted earnings per common share	$10,833	32,739	$0.33

Three Months Ended July 31, 2019
Basic loss per common share	$11,841	32,899	$0.36
Effect of dilutive securities:
Stock options		77
Restricted stock awards		118
Performance shares		68
Diluted loss per common share	$11,841	33,162	$0.36

Nine Months Ended July 31, 2020
Basic earnings per common share	$16,344	32,716	$0.50
Effect of dilutive securities:
Stock options		5
Restricted stock awards		82
Performance shares		17
Performance restricted stock units		25
Diluted earnings per common share	$16,344	32,845	$0.50

Nine Months Ended July 31, 2019
Basic loss per common share	$(15,782)	32,984	$(0.48)
Diluted loss per common share	$(15,782)	32,984	$(0.48)
Excluded effect of dilutive securities(1):
Stock options		31
Restricted stock awards		121
Performance shares		68
(1) The computation of diluted earnings per share excludes outstanding stock options and other common stock equivalents when their inclusion would be anti-dilutive. This is always the case when an entity incurs a net loss.
We had common stock equivalents that were potentially dilutive in future earnings per share calculations of 1,139,419 and 1,106,891 for the three and nine months ended July 31, 2020, respectively, and 1,155,941 and 1,419,408, respectively, for the comparable prior year periods. We also had 50,700 restricted stock award equivalents that were potentially dilutive in future earnings per calculations for the three and nine months ended July 31, 2020, respectively, and no corresponding equivalents for the corresponding prior year. Such dilution will be dependent on the excess of the market price of our stock over the exercise price and other components of the treasury stock method.
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
•package of practical expedients which allows us to avoid reassessing contracts that commenced prior to adoption that were properly evaluated under legacy lease accounting guidance;
•excluding ROU assets and lease liabilities for leases with terms that are less than one year;
•combining lease and non-lease components and accounting for them as a single lease (elected by asset class);
•excluding land easements that existed or expired prior to adoption; and
•policy election that eliminates the need for adjusting prior period comparable financial statements prepared under legacy (Accounting Standards Codification Topic 840) lease accounting guidance.
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

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to the following:
•impacts from public health issues (including pandemics, such as the recent COVID-19 pandemic and quarantines) on the economy, demand for our products or our operations, including the responses of governmental authorities to contain such public health issues;
•changes in market conditions, particularly in the new home construction, and residential remodeling and replacement (R&R) activity markets in the U.S., U.K. and Germany;
•changes in non-pass-through raw material costs;
•changes in domestic and international economic conditions, including impacts from public health issues, including the COVID-19 pandemic;
•changes in purchases by our principal customers;
•fluctuations in foreign currency exchange rates;
•our ability to maintain an effective system of internal controls;
•our ability to successfully implement our internal operating plans and acquisition strategies;
•our ability to successfully implement our plans with respect to information technology (IT) systems and processes;
•our ability to control costs and increase profitability;
•changes in environmental laws and regulations;
•changes in warranty obligations;
•changes in energy costs;
•changes in tax laws, and interpretations thereof;
•changes in interest rates;
•our ability to service our debt facilities and remain in good standing with our lenders;
•changes in the availability or applicability of our insurance coverage;
•our ability to maintain a good relationship with our suppliers, subcontractors, and key customers; and
•the resolution of litigation and other legal proceedings.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes as of July 31, 2020, and for the three and nine months ended July 31, 2020 and 2019, included elsewhere herein. For additional information pertaining to our business, including risk factors which should be considered before investing in our common stock, refer to our Annual Report on Form 10-K for the fiscal year ended October 31, 2019.
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
Recent Transactions and Events
On March 11, 2020, the WHO declared the outbreak of COVID-19 to be a global pandemic and recommended containment and mitigation measures. Our first priority with regard to the COVID-19 pandemic is to do everything we can to ensure the safety, health and welfare of our employees, customers, suppliers and other partners. With the implementation of health and safety practices at our facilities, we are continuing to supply the industry during this uncertain time, recognizing the important role the construction industry plays in providing housing and necessary infrastructure.
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
As part of our response to the COVID-19 pandemic, we have taken the following measures:
•We are continuing to provide our products to support critical infrastructure needs while following national, state, and local guidelines required to continue operations during the existence of the pandemic and related local declarations of emergency. All manufacturing facilities in the United States and Germany remained operational for the duration of the pandemic and both U.K. plants became operational again during May 2020. However, local or regional hotspots of the pandemic could result in other locations being temporarily idled due to the need to deep clean areas where an employee who has tested positive for COVID-19 worked.
•While we currently expect any negative impact on sales to be temporary, the duration of the COVID-19 pandemic, the actions to contain the pandemic and treat its impacts, and the effects on our operations are highly uncertain and cannot be predicted at this time.
•We are taking precautionary measures and adjusting our operational needs, including a reduction of our 2020 capital expenditure plans by approximately 25% to 30%.
We continue to monitor the rapidly evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our operating plan.
During the year ended October 31, 2019, our North American Cabinet Components segment experienced declines in current and forecasted demand as a result of an industry-wide shift from semi-custom cabinets to stock cabinets, and received notice about a change in strategy at one of our large customers that may result in lower sales volumes in the future. As a result, during the first quarter of fiscal 2020, we began to restructure our operations within that segment by announcing the closure of one of our plants. We incurred expenses for severance, equipment moves, and other exit activities of $0.3 million related to this plant closure during the nine months ended July 31, 2020 and we may incur costs related to additional restructuring activities in future periods.
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
In July 2020, the NAHB forecasted calendar-year housing starts (excluding manufactured units) to be 1.1 million in 2020, 1.2 million in 2021, and 1.4 million in 2022. The August 2020, Ducker forecast indicated that window shipments in the R&R market are expected to decrease approximately 5% during the calendar year ended 2020 and increase 2% and 4% in 2021 and 2022, respectively. Derived from reports published by Ducker, the overall decrease in window shipments for the trailing twelve months ended June 30, 2020 was 9.2%. During this period, new construction and R&R activities decreased 11.2% and 7.8%, respectively. In August 2020, Catalina Research estimated that residential semi-custom cabinet demand in the U.S. will decline approximately 10% in 2020 and rebound approximately 2% in 2021. In line with market forecasts, we expect that some sales originally planned for the year ended October 31, 2020 may be realized during the years ended October 31, 2021 and 2022.
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

Results of Operations
Three Months Ended July 31, 2020 Compared to Three Months Ended July 31, 2019

	Three Months Ended July 31,
	2020	2019	Change $	% Variance
	(Dollars in millions)
Net sales	$212.1	$238.5	$(26.4)	(11)%
Cost of sales (excluding depreciation and amortization)	162.4	181.4	(19.0)	10%
Selling, general and administrative	22.0	25.7	(3.7)	14%
Restructuring charges	0.1	0.1	—	—%
Depreciation and amortization	11.0	12.2	(1.2)	10%
Operating income	$16.6	$19.1	$(2.5)	(13)%
Interest expense	(1.2)	(2.6)	1.4	54%
Other, net	(0.2)	0.3	(0.5)	(167)%
Income tax expense	(4.4)	(5.0)	0.6	12%
Net income	$10.8	$11.8	$(1.0)	(8)%
Our period-over-period results by reportable segment follow.

Changes Related to Operating Income by Reportable Segment:
NA Fenestration

	Three Months Ended July 31,
	2020	2019	$ Change	% Variance
	(Dollars in millions)
Net sales	$122.4	$136.3	$(13.9)	(10)%
Cost of sales (excluding depreciation and amortization)	92.6	101.7	(9.1)	9%
Selling, general and administrative	11.9	11.9	—	—%
Restructuring charges	0.1	0.1	—	—%
Depreciation and amortization	5.4	6.6	(1.2)	18%
Operating income	$12.4	$16.0	$(3.6)	(23)%
Operating income margin	10%	12%
Net Sales. Net sales decreased $13.9 million, or 10%, for the three months ended July 31, 2020 compared to the same period in 2019, which was driven by a decrease in volumes including the impacts of COVID-19.
Cost of Sales. The cost of sales decreased $9.1 million when comparing the three months ended July 31, 2020 to the same period in 2019. Cost of sales decreased due to lower volumes during the period, including a corresponding decrease in selling expenses as a result of the impacts of COVID-19 as mentioned above.
Selling, General and Administrative. Selling, general and administrative expenses remained flat when comparing the three months ended July 31, 2020 to the same period in 2019.
Restructuring Charges. Restructuring charges for each of the three month periods ended July 31, 2020 and 2019 of $0.1 million relate to facility lease expense for a vinyl extrusion plant which was closed in January 2017 in the U.S. that has not been sublet or otherwise exited as of July 31, 2020.
EU Fenestration

	Three Months Ended July 31,
	2020	2019	$ Change	% Variance
	(Dollars in millions)
Net sales	$38.2	$44.3	$(6.1)	(14)%
Cost of sales (excluding depreciation and amortization)	25.8	30.7	(4.9)	16%
Selling, general and administrative	4.8	6.0	(1.2)	20%
Depreciation and amortization	2.3	2.2	0.1	(5)%
Operating income	$5.3	$5.4	$(0.1)	(2)%
Operating income margin	14%	12%
Net Sales. Net sales decreased $6.1 million, or 14%, when comparing the three months ended July 31, 2020 to the same period in 2019. Net sales decreased $5.8 million year-over-year as a result of lower volumes, including the impacts of COVID-19, and $0.4 million due to unfavorable foreign currency rate changes. These decreases were slightly offset by $0.1 million of base price increases.
Cost of Sales. The cost of sales decreased $4.9 million for the three months ended July 31, 2020 compared to the same period in 2019. Cost of sales decreased due to lower volumes during the period, primarily resulting from the impacts of COVID-19 as mentioned above.
Selling, General and Administrative. Selling, general and administrative expense decreased $1.2 million, or 20%, for the three months ended July 31, 2020 compared to the same period in 2019. The decrease is due to savings incurred from reduced marketing and other general expenses as a result of COVID-19 restrictions, reimbursements for labor costs in the UK from government aid for COVID-19 furloughs, and lower incentive compensation.

NA Cabinet Components

	Three Months Ended July 31,
	2020	2019	$ Change	Variance %
	(Dollars in millions)
Net sales	$51.9	$58.7	$(6.8)	(12)%
Cost of sales (excluding depreciation and amortization)	44.2	49.4	(5.2)	11%
Selling, general and administrative	4.6	4.5	0.1	(2)%
Depreciation and amortization	3.2	3.3	(0.1)	3%
Operating income	$(0.1)	$1.5	$(1.6)	(107)%
Operating income margin	—%	3%
Net Sales. Net sales decreased $6.8 million for the three months ended July 31, 2020 compared to the same period in 2019. Approximately $5.0 million of the decrease in sales was due to lower volume related to customer strategic shifts and the impacts of COVID-19. Raw materials surcharges and price declines reduced sales by an additional $1.8 million.
Cost of Sales. Cost of sales decreased $5.2 million, or 11%, for the three months ended July 31, 2020 compared with the same period in 2019 primarily as a result of lower volume, including a corresponding decrease in selling expenses as a result of the impacts of COVID-19 as mentioned above.
Selling, General and Administrative. Selling, general and administrative expense remained relatively flat for the three months ended July 31, 2020 compared to the same period in 2019.
Restructuring Charges. Restructuring charges incurred during the three months ended July 31, 2020 related to severance, equipment moving and other charges incurred for a plant closure as further described in Note 1, "Nature of Operations and Basis of Presentation - Restructuring" to the accompanying unaudited condensed consolidated financial statements contained elsewhere herein.
Unallocated Corporate & Other

	Three Months Ended July 31,
	2020	2019	$ Change	Variance %
	(Dollars in millions)
Net sales	$(0.4)	$(0.8)	$0.4	50%
Cost of sales (excluding depreciation and amortization)	(0.2)	(0.4)	0.2	(50)%
Selling, general and administrative	0.7	3.3	(2.6)	79%
Depreciation and amortization	0.1	0.1	—	—%
Operating loss	$(1.0)	$(3.8)	$2.8	(74)%
Net Sales. Net sales for Unallocated Corporate & Other represents the elimination of inter-segment sales for the three months ended July 31, 2020 and 2019.
Cost of Sales. Cost of sales for Unallocated Corporate & Other consists of the elimination of inter-segment sales, profit in inventory, and other costs.
Selling, General and Administrative. Selling, general and administrative expenses decreased $2.6 million for the three months ended July 31, 2020 compared to the same period in 2019. This decrease is attributable to $2.5 million of lower medical expenses due to a lower claims experience during the three months ended July 31, 2020 as compared to the prior year period and $1.2 million of lower executive severance expense year-over-year. The overall decrease was partially offset by $1.0 million of higher incentive accruals.
Changes related to Non-Operating Items:
Interest Expense. Interest expense decreased $1.4 million for the three months ended July 31, 2020 compared to the same period in 2019 as a result of lower interest rates during the period.

Other, net. The decrease in other, net of $0.5 million for the three months ended July 31, 2020 compared to the same period in 2019 relates to foreign currency translation losses, which were partially offset by an increase in the pension service benefit.
Income Taxes. We recorded income tax expense of $4.4 million on pre-tax income of $15.1 million for the three months ended July 31, 2020, an effective rate of 28.6% and income tax expense of $5.0 million on a pre-tax income of $16.8 million for the three months ended July 31, 2019, an effective rate of 29.5%. The $0.6 million decrease in income tax expense year-over-year corresponds with the decline in pre-tax income.

Nine Months Ended July 31, 2020 Compared to Nine Months Ended July 31, 2019

	Nine Months Ended July 31,
	2020	2019	Change $	% Variance
	(Dollars in millions)
Net sales	$596.1	$653.4	$(57.3)	(9)%
Cost of sales (excluding depreciation and amortization)	469.6	511.3	(41.7)	8%
Selling, general and administrative	62.8	77.4	(14.6)	19%
Restructuring charges	0.5	0.3	0.2	(67)%
Depreciation and amortization	35.8	37.1	(1.3)	4%
Asset impairment charges	—	30.0	(30.0)	100%
Operating income (loss)	$27.4	$(2.7)	$30.1	1,115%
Interest expense	(4.3)	(7.6)	3.3	43%
Other, net	0.1	0.4	(0.3)	(75)%
Income tax expense	(6.9)	(5.9)	(1.0)	(17)%
Net income (loss)	$16.3	$(15.8)	$32.1	203%
Our period-over-period results by reportable segment follow.

Changes Related to Operating Income by Reportable Segment:
NA Fenestration

	Nine Months Ended July 31,
	2020	2019	$ Change	% Variance
	(Dollars in millions)
Net sales	$341.4	$360.6	$(19.2)	(5)%
Cost of sales (excluding depreciation and amortization)	266.5	278.9	(12.4)	4%
Selling, general and administrative	35.0	37.2	(2.2)	6%
Restructuring charges	0.2	0.3	(0.1)	33%
Depreciation and amortization	18.3	20.2	(1.9)	9%
Operating income	$21.4	$24.0	$(2.6)	(11)%
Operating income margin	6%	7%
Net Sales. Net sales decreased $19.2 million, or 5%, for the nine months ended July 31, 2020 compared to the same period in 2019, which was primarily driven by a decrease in volumes of $20.6 million, which includes the impacts of COVID-19. The decrease in volume was partially offset by increases in prices and surcharges of $1.4 million.
Cost of Sales. The cost of sales decreased $12.4 million, or 4%, when comparing the nine months ended July 31, 2020 to the same period in 2019. Cost of sales decreased due to lower volumes during the period, including a corresponding decrease in selling expenses as a result of the impacts of COVID-19 as mentioned above.
Selling, General and Administrative. Selling, general and administrative expenses decreased $2.2 million, or 6%, when comparing the nine months ended July 31, 2020 to the same period in 2019. This decrease was due primarily to lower general expenses due to COVID-19 restrictions and lower compensation and benefits year-over-year.
Restructuring Charges. Restructuring charges for each of the nine month periods ended July 31, 2020 and 2019 relate to facility lease expense for a vinyl extrusion plant which was closed in January 2017 in the U.S. that has not been sublet or otherwise exited as of July 31, 2020.
Depreciation and Amortization. Depreciation and amortization expense decreased $1.9 million when comparing the nine months ended July 31, 2020 and 2019, reflecting the run-off of depreciation expense related to existing assets and disposals during the period.
EU Fenestration

	Nine Months Ended July 31,
	2020	2019	$ Change	Variance %
	(Dollars in millions)
Net sales	$104.2	$121.2	$(17.0)	(14)%
Cost of sales (excluding depreciation and amortization)	72.1	84.1	(12.0)	14%
Selling, general and administrative	16.0	17.4	(1.4)	8%
Depreciation and amortization	7.0	6.7	0.3	(4)%
Operating income	$9.1	$13.0	$(3.9)	(30)%
Operating income margin	9%	11%
Net Sales. Net sales decreased $17.0 million, or 14%, when comparing the nine months ended July 31, 2020 to the same period in 2019. Net sales volumes decreased $16.4 million year-over-year, which includes of the impacts of COVID-19, and $1.6 million due to unfavorable foreign currency rate changes. These decreases were slightly offset by $1.0 million of base price increases.
Cost of Sales. The cost of sales increased $12.0 million, or 14%, for the nine months ended July 31, 2020 compared to the same period in 2019. Cost of sales decreased due to lower volumes during the period, including a corresponding decrease in selling expenses as a result of the impacts of COVID-19 as mentioned above.
Selling, General and Administrative. Selling, general and administrative expense remained flat for the nine months ended July 31, 2020 compared to the same period in 2019. The decrease is due to savings incurred from reduced marketing and other general expenses as a result of COVID-19 restrictions, reimbursements for labor costs in the UK from government aid for COVID-19 furloughs, and lower incentive compensation.
NA Cabinet Components

	Nine Months Ended July 31,
	2020	2019	$ Change	Variance %
	(Dollars in millions)
Net sales	$152.6	$175.4	$(22.8)	(13)%
Cost of sales (excluding depreciation and amortization)	132.2	150.9	(18.7)	12%
Selling, general and administrative	13.4	13.9	(0.5)	4%
Restructuring charges	0.3	—	0.3	(100)%
Depreciation and amortization	10.1	9.9	0.2	(2)%
Asset impairment charges	—	30.0	(30.0)	100%
Operating loss	$(3.4)	$(29.3)	$25.9	88%
Operating loss margin	(2)%	(17)%
Net Sales. Net sales decreased $22.8 million, or 13%, for the nine months ended July 31, 2020 compared to the same period in 2019. Approximately $18.4 million of the decrease in sales was due to lower volume related to customer strategic shifts and the impacts of COVID-19. Raw materials surcharges and price declines reduced sales by an additional $4.3 million.
Cost of Sales. Cost of sales decreased $18.7 million, or 12%, for the nine months ended July 31, 2020 compared with the same period in 2019 as a result of lower volume, including a corresponding decrease in selling expenses as a result of the impacts of COVID-19 as mentioned above.
Selling, General and Administrative. Selling, general and administrative expense decreased $0.5 million, or 4%, for the nine months ended July 31, 2020 compared to the same period in 2019, largely driven by lower compensation.
Restructuring Charges. Restructuring charges of $0.3 million in the nine months ended July 31, 2020 related to severance, equipment moving and other charges incurred for a plant closure as further described in Note 1, "Nature of Operations and Basis of Presentation - Restructuring" to the accompanying unaudited condensed consolidated financial statements contained elsewhere herein.
Asset impairment charges. Asset impairment charges of $30.0 million for the nine months ended July 31, 2019 represent a goodwill impairment which was recorded as a result of an industry-wide shift from custom cabinets to stock cabinets.
Unallocated Corporate & Other

	Nine Months Ended July 31,
	2020	2019	$ Change	Variance %
	(Dollars in millions)
Net sales	$(2.1)	$(3.8)	$1.7	45%
Cost of sales (excluding depreciation and amortization)	(1.2)	(2.6)	1.4	(54)%
Selling, general and administrative	(1.6)	8.9	(10.5)	118%
Depreciation and amortization	0.4	0.3	0.1	(33)%
Operating income (loss)	$0.3	$(10.4)	$10.7	103%
Net Sales. Net sales for Unallocated Corporate & Other represents the elimination of inter-segment sales for the nine months ended July 31, 2020 and 2019.
Cost of Sales. Cost of sales for Unallocated Corporate & Other consists of the elimination of inter-segment sales, profit in inventory, and other costs.
Selling, General and Administrative. Selling, general and administrative expenses decreased $10.5 million for the nine months ended July 31, 2020 compared to the same period in 2019. This decrease is attributable to (i) $6.5 million of lower medical expenses due to a lower claims experience during the nine months ended July 31, 2020 as compared to the prior year period, (ii) $1.9 million of lower compensation expense related to the valuations of our stock based compensation awards and reductions in incentive accruals, (iii) lower transaction costs of $1.2 million, and (iv) lower executive severance expense of $1.0 million.
Changes related to Non-Operating Items:
Interest Expense. Interest expense decreased $3.3 million for the nine months ended July 31, 2020 compared to the same period in 2019 as a result of lower interest rates.
Other, net. The decrease in other, net of $0.3 million at July 31, 2020 compared to the same period in 2019 relates primarily to foreign currency translation losses.
Income Taxes. We recorded income tax expense of $6.9 million on pre-tax income of $23.2 million for the nine months ended July 31, 2020, an effective rate of 29.7% and income tax expense of $5.9 million on a pre-tax loss of $9.9 million for the nine months ended July 31, 2019, an effective rate of 60.1%. The difference in the effective rates between these periods is primarily due to the fact that a majority of the asset impairment charge in the North American Cabinet Components segment recorded during the nine months ended July 31, 2019 did not generate a tax benefit.
Liquidity and Capital Resources
Overview
Historically, our principal sources of funds have been cash on hand, cash flow from operations, and borrowings under our credit facilities.
We maintain a $325.0 million revolving credit facility (the Credit Facility) that matures in 2023 (5-year term) and requires interest payments calculated at a variable market rate depending upon our Consolidated Leverage Ratio. The applicable rate during the nine months ended July 31, 2020 ranged from LIBOR + 1.50% to LIBOR + 1.75%. Our cost of capital could increase depending upon the Consolidated Leverage Ratio at the end of any given quarter. In addition to the Consolidated Leverage Ratio covenant, we are required to meet a Consolidated Interest Coverage Ratio covenant, and there are limitations on certain transactions including our ability to incur indebtedness, incur liens, dispose of material assets, acquire businesses, make restricted payments and pay dividends (limited to $20.0 million per year). We are amortizing deferred financing fees of $1.0 million straight-line over the remaining term of the facility. For further details of the Credit Facility, refer to Note 5, "Debt and Finance Lease Obligations" to the accompanying unaudited condensed consolidated financial statements contained elsewhere herein.
As of July 31, 2020, we had $41.1 million of cash and equivalents, $138.0 million outstanding under the Credit Facility, $4.8 million of outstanding letters of credit and $15.7 million outstanding under finance leases and other debt. We had $182.2 million available for use under the Credit Facility at July 31, 2020.
We repatriated $12.6 million and $13.9 million of foreign cash during the nine months ended July 31, 2020 and 2019, respectively. We expect to repatriate excess cash moving forward and utilize the funds to retire debt or meet current working capital needs. Funds from operations may be impacted by softer demand and liquidity concerns of our customers as a result of COVID-19. In the U.K., we insure against a portion of our credit losses. In light of the COVID-19 pandemic, the Company has implemented a range of actions aimed at reducing costs and preserving liquidity. We believe our business model, our current cash reserves and the recent steps we have taken to strengthen our balance sheet leave us well-positioned to manage our business as a going concern and remain in compliance with our debt covenants through the COVID-19 crisis as it continues to unfold.

Analysis of Cash Flow
The following table summarizes our cash flow results for the nine months ended July 31, 2020 and 2019:

	Nine Months Ended
	July 31,
	2020	2019
	(In millions)
Cash provided by operating activities	$47.6	$30.0
Cash used for investing activities	$(20.5)	$(16.7)
Cash used for financing activities	$(17.4)	$(30.5)
Operating Activities. Cash provided by operating activities for the nine months ended July 31, 2020 increased approximately $17.6 million compared to the nine months ended July 31, 2019. Cash receipts were favorably impacted by improved working capital, particularly related to inventory. Our ability to continue operations and deliver orders as an essential service provider mitigated some of the effects of COVID-19. Our efforts to maintain operating levels in accordance with demand allowed us to remain efficient with our working capital and utilize inventory effectively. To date, slower paying customers as a result of COVID-19 have not significantly impacted our liquidity, but this could become a concern in the future.
Investing Activities. Cash used for investing activities increased $3.8 million when comparing the nine months ended July 31, 2020 to the same period in 2019 as a result of higher capital expenditures.

As a result of the outbreak of the COVID-19 pandemic, we reduced capital expenditure plans by approximately 25% to 30% for the year ended October 31, 2020. We expect to fund our capital expenditures through cash on hand, cash generated from operations, and cash borrowed under our Credit Facility, as necessary.
Financing Activities. Cash used for financing activities was $17.4 million for the nine months ended July 31, 2020, which included $7.9 million of dividends paid to our shareholders, $6.7 million of treasury stock repurchases, and $5.3 million of net debt repayments. Our use of cash was partially offset by $3.0 million of proceeds from stock option exercises.
Our net debt repayments of $5.3 million include the borrowing and subsequent repayment of $50.0 million of funds under our credit facility as a precautionary measure to ensure funds were available to meet our obligations during the COVID-19 pandemic. In the future, we may be required to borrow additional funds in order to be prepared for any unforeseen impacts of the COVID-19 pandemic.
For the nine months ended July 31, 2019, cash used for financing activities was $30.5 million, primarily attributable to $18.6 million of net repayments of debt, $8.0 million of dividends paid to our shareholders, and $6.3 million related to the purchase of treasury stock, partially offset by $2.7 million of proceeds received from stock option exercises.
Liquidity Requirements
Historically, our strategy for deploying cash has been to invest in organic growth opportunities, develop our infrastructure, and explore strategic acquisitions. Other uses of cash include paying cash dividends to our shareholders and repurchasing our common stock. During the nine months ended July 31, 2020 and 2019, we repatriated $12.6 million and $13.9 million, respectively, of foreign earnings from our foreign locations. We maintain cash balances in foreign countries which total $13.4 million as of July 31, 2020.
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

For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended October 31, 2019. During the nine months ended July 31, 2020, we adopted new lease accounting guidance. For further details of this change, refer to "Part I, Financial Information" of this Quarterly Report on Form 10-Q.

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
Interest Rate Risk
Our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Based upon the balances of the variable rate debt at July 31, 2020, a hypothetical 1.0% increase or decrease in interest rates could result in approximately $1.4 million of additional pretax charges or credit to our operating results per year. This sensitivity is impacted by the amount of borrowings under our credit facilities, and amounts outstanding under finance leases.
Foreign Currency Rate Risk
Our international operations have exposure to foreign currency rate risks, primarily due to fluctuations in the Euro, the British Pound Sterling and the Canadian Dollar. From time to time, we enter into foreign exchange contracts associated with our operations to manage a portion of the foreign currency rate risk. Less than $0.1 million of foreign currency derivatives were included in total assets as of October 31, 2019. There were no corresponding foreign currency derivatives recorded on the Condensed Consolidated Balance Sheet as of July 31, 2020. These foreign currency derivative contracts hedge cross-border intercompany and commercial activity for our insulating glass spacer business. Although these derivatives hedge our exposure to fluctuations in foreign currency rates, we do not apply hedge accounting and therefore, the change in the fair value of these foreign currency derivatives is recorded directly to other income and expense in the accompanying condensed consolidated statements of income (loss). To the extent the gain or loss on the derivative instrument offsets the gain or loss from the re-measurement of the underlying foreign currency balance, changes in exchange rates should have no effect.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (1934 Act) as of July 31, 2020. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2020, the disclosure controls and procedures are effective.
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

QUANEX BUILDING PRODUCTS CORPORATION

Date:	September 4, 2020	/s/ Scott M. Zuehlke
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

*4.3	Amendment No. 1 to Amended and Restated Credit Agreement, by and among the Company; the lenders party thereto; and Wells Fargo Bank, National Association, as Agent (portions redacted).

*31.1	Certification by chief executive officer pursuant to Rule 13a-14(a)/15d-14(a).

*31.2	Certification by chief financial officer pursuant to Rule 13a-14(a)/15d-14(a).

*32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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