Form 10-K
period 2020-10-31
Quanex Building Products CORP
filed 2020-12-11
CIK 1423221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended October 31, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     Yes  ☒    No  ☐
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of April 30, 2020, computed by reference to the closing price for the Common Stock on the New York Stock Exchange, Inc. on that date, was $403,851,329. Such calculation assumes only the registrant’s officers and directors at such date were affiliates of the registrant.
At December 4, 2020 there were outstanding 32,828,337 shares of the registrant’s Common Stock, $0.01 par value.
 _______________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed with the Commission within 120 days of October 31, 2020 are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

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
•changes in non-pass-through raw material costs;
•changes in domestic and international economic conditions;
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
•our ability to maintain good relationships with our suppliers, subcontractors, and key customers; and
•the resolution of litigation and other legal proceedings.
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
As of October 31, 2020, we operated 31 manufacturing facilities located in 15 states in the U.S., two facilities in the U.K., and one in Germany. These facilities feature efficient plant design and flexible manufacturing processes, enabling us to produce a wide variety of custom engineered products and components primarily focused on the window and door segment of the residential building products markets. We are able to maintain minimal levels of finished goods inventories at most locations because we typically manufacture products upon order to customer specifications. We believe the primary drivers of our operating results are residential remodeling and replacement activity and new home construction in the markets we serve.
Our Industry
Our business is largely based in North America and dependent upon the spending and growth activity levels of our customers which include national and regional residential window, door and cabinet manufacturers. Our international presence includes vinyl extruded lineals for large house systems to smaller individual customers. We also have insulating glass businesses in the U.K. and Germany.
We use data related to housing starts and window shipments in the U.S., as published by or derived from third-party sources, to evaluate the fenestration market. We also use data related to cabinet demand in the U.S. to evaluate the residential cabinet market.

The following table presents calendar-year annual housing starts information as of November 2020 from the National Association of Home Builders (NAHB) (units in thousands):

	Single-family Units		Multi-family Units		Manufactured Units
Period	Units	% Change	Units	% Change	Units	% Change	Total Units
Annual Data
2016	785	10%	392	(1)%	81	14%	1,259
2017	851	8%	356	(9)%	93	15%	1,300
2018	872	2%	376	6%	96	3%	1,344
2019	893	2%	403	7%	95	(1)%	1,391
Annual Data - Forecast
2020	947	6%	396	1%	94	(1)%	1,437
2021	971	3%	335	(15)%	114	21%	1,420
2022	993	2%	360	7%	120	5%	1,473
Ducker Worldwide LLC, a consulting and research firm, indicated in November 2020 that window shipments in the residential remodeling and replacement (R&R) market are expected to decrease slightly during the remaining calendar year 2020, increase 2% during 2021 and increase 3% during 2022. Derived from reports published by Ducker, the overall decline in window shipments for the trailing twelve months ended September 30, 2020 was 0.3%. During this period, new construction activity increased 1.1% and R&R replacement decreased 1.4% respectively.
According to data from Catalina Research, a consulting and research firm, U.S. residential cabinet demand is expected to increase through 2021. Projections from Catalina Research as of November 2020 include growth rates for the stock, semi-custom (the cabinet market we primarily operate in) and custom cabinet markets, which are presented in the table below:

Cabinet Market Annual Growth Rates
Period	Stock	Semi-Custom	Custom	Overall
Annual Data
2016	5.5%	1.0%	8.7%	4.6%
2017	8.5%	5.7%	(0.9)%	6.6%
2018	7.9%	(1.6)%	3.8%	4.9%
2019	3.1%	(3.2)%	2.2%	1.5%
Annual Data - Forecast
2020	2.9%	(5.5)%	(2.5)%	0.3%
2021	8.8%	3.7%	2.6%	7.0%
We have noted the following trends which we believe affect our industry:
•the recent growth in the housing market over the past several years has been predominately in new construction which has outpaced the growth in the residential remodeling and replacement sector;
•the recovery of the housing market has slowed due primarily to the declining growth of multi-family units;
•programs in the U.S. such as Energy Star have improved customer awareness of the technological advances in window and door energy-efficiency, but the government has been reluctant to enforce stricter energy standards;
•foreign currency rates in the U.K. and other European nations have changed significantly relative to the United States Dollar due in part to Brexit in the U.K., as well as other international unrest or uncertainties;
•commodity prices have fluctuated in recent years, and to the extent we cannot pass this cost to our customers, this impacts the cost of critical materials used in our manufacturing processes such as resin, which affects margins related to our vinyl extrusion products; oil products such as butyl, which affects our insulating glass products; and aluminum, wood and silicone products used by our other businesses; and
•higher energy efficiency standards in Europe should favorably impact sales of our insulating glass spacer products in the short- to mid-term.
Strategy
Our vision is to be the preferred supplier to our customers in each market we serve. Our strategy to achieve this vision includes the following:
•focus on organic growth with our current customer base and expand our market share with national and regional customers by providing: (1) a quality product; (2) a high level of customer service; (3) product choices at different price points; and (4) new products or enhancements to existing product offerings. These enhancements may include higher thermal efficiency, enhanced functionality, improved weatherability, better appearance and best-in-class quality for our fenestration and cabinet door products;
•realize improved profitability in our manufacturing processes through: (1) ongoing preventive maintenance programs; (2) better utilization of our capacity by focusing on operational efficiencies and reducing scrap; (3) marketing our value added products; and (4) focusing on employee safety;
•offer logistics solutions that provide our customers with just-in-time service which can reduce their processing costs;
•pursue targeted business acquisitions that allow us to expand our existing footprint, enhance our existing product offerings, acquire complementary technology, enhance our leadership position within the markets we serve, and expand into adjacent markets or service lines; and
•exit unprofitable service lines or customer relationships.
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
We compete against a range of small and mid-size metal, vinyl and wood products suppliers, wood molding companies, and the in-house operations of customers who have vertically integrated fenestration operations. We also compete against insulating glass (IG) spacer manufacturing firms. IG systems are used in numerous end markets including residential housing, commercial construction, appliances and transportation vehicles, but we primarily serve the residential housing market. Competition is largely based on regional presence, custom engineering, product development, quality, service and price. Primary competitors include, but are not limited to, Veka, Deceuninck, Energi, Vision Extrusions, GED Integrated Solutions, Technoform, Swiss Spacer, Thermix, RiteScreen, Allmetal, and Endura. Competitors in the vinyl extrusion business in the U.K. include Epwin, Veka, Profine UK Extrustions Ltd., Eurocell and others. Primary competitors in the cabinet door business in the U.S. include Conestoga, Appalachian Wood, Olon, Northern Contours and others.

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
Sales Backlog
Given the short lead times involved in our business, we have a relatively low backlog, approximately $30 million as of October 31, 2020. The criteria for revenue recognition has not been met with regard to sales backlog, and therefore, we have not recorded revenue or deferred revenue pursuant to these sales orders.  If these sales orders result in a sale, we will record revenue during fiscal 2021 in accordance with our revenue recognition accounting policy.
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
Service Marks, Trademarks, Trade Names, and Patents
Our federally registered trademarks or service marks include QUANEX, QUANEX and design, "Q" design, TRUSEAL TECHNOLOGIES, DURASEAL, DURALITE, SOLARGAIN, ENVIROSEALED WINDOWS, EDGETHERM, EDGETECH, ECOBLEND, SUPER SPACER, TSS, TRUE WARM, E & Design, QUIET EDGE, HEALTH SMART WINDOWS, ENERGY WISE WINDOWS, DESI-ROPE, 360 and design, INTELLICLIP, SUSTAINAVIEW, MIKRON, MIKRONWOOD, MIKRONBLEND, MIKRON BLEND and design, ENERGYCORE, FUSION INSULATED SYSTEM, AIRCELL, SUPERCOAT, SUPERCAP, STYLELOCK, STYLELOCK and design, MIKRON and design, HOMESHIELD, HOMESHIELD and design, STORM SEAL, and TENON. We consider the following marks, design marks and associated trade names to be valuable in the conduct of our business: HOMESHIELD, TRUSEAL TECHNOLOGIES, EDGETECH, MIKRON, WOODCRAFT and QUANEX. Through Liniar, we hold a number of registered designs, patents and trademarks registered in the U.K., which include: MODLOK, LINIAR, SUPER CUT, ENERGY PLUS & Device, FLAMSTEAD HOLDINGS & Device, HL PLASTICS & Device, VINTAGE WINDOWS & Device, RESURGENCE, FUSE, ELEVATE, SWITCHBOARD and various other trademarks and patents which are pending approval. Generally, our business does not depend on patent protection, but patents obtained with regard to our vinyl extrusion products and processes, fabricated metal components and IG spacer products business remain a valuable competitive advantage over other building products manufacturers. We obtain patent protection for various dyes and other tooling created in connection with the production of customer-specific vinyl profile designs and vinyl extrusions. Our fabricated metal components business obtains patent protection for its thresholds. Our window sealant business unit relies on patents to protect the design of several of its window spacer products. Although we hold numerous patents, the proprietary process technology that has been developed is also considered a source of competitive advantage.
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
Environmental Compliance Costs
From time to time, we incur routine expenses and capital expenditures associated with compliance with existing environmental regulations, including control of air emissions and water discharges, and plant decommissioning costs. We have not incurred any material expenses or capital expenditures related to environmental matters during the past three fiscal years, and do not expect to incur a material amount of such costs in fiscal 2021. While we will continue to have future expenditures related to environmental matters, any such amounts are impossible to reasonably estimate at this time. Based upon our experience to date, we do not believe that our compliance with environmental requirements will have a material adverse effect on our operations, financial condition or cash flows.
Human Capital
We track human capital metrics that we consider to be key to our business, including employee headcount, temporary workers, health and safety, and turnover. As of October 31, 2020, we had 3,767 employees. Of these employees, 2,980 were domiciled in the U.S., 694 in the U.K., and 93 in Germany. Generally, the total number of employees of Quanex and its subsidiaries does not significantly fluctuate throughout the year. Currently, none of our employees are subject to collective bargaining agreements.
Employee turnover rates are monitored monthly at the division and plant levels. Both voluntary and involuntary terminations, including retirements, are used to calculate the turnover rate. Our human capital objectives include attracting, developing, motivating, rewarding, and retaining our existing and new employees. We offer our employees online training courses and on-the-job training on job duties, safety requirements, and leadership skills. The health and safety of our employees is our high priority and in particular, in response to the COVID-19 pandemic. We have taken additional measures to limit possible infections at the workplace. See Part 2 Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Notable Items - COVID-19 Impacts," elsewhere in this Annual Report on Form 10-K for related disclosure.
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
We evaluate our goodwill and indefinite-lived intangible assets at least annually to determine whether we must test for impairment. In making this assessment, we must use judgment to make estimates of future operating results and appropriate residual values. Actual future operating results and residual values associated with our operations could differ significantly from these estimates, which may result in an impairment charge in a future period, resulting in a decrease in net income from operations in the year of the impairment, as well as a decline in our recorded net worth. We recorded goodwill impairment charges in 2019 and could record future impairment charges. Goodwill totaled $146.2 million at October 31, 2020. The results of goodwill impairment testing are described in the accompanying notes to the audited financial statements, Note 6, "Goodwill and Intangible Assets" of the accompanying financial statements in this Annual Report on Form 10-K.
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
Our operations within the U.K. may be negatively affected as a result of the U.K.'s exit from the European Union (E.U.), (commonly referred to as Brexit).
We have operations located within the U.K., and as such, our business and financial results may be negatively impacted as a result of Brexit, resulting primarily from (a) continued depression in the value of the British Pound Sterling as compared to the United States Dollar; and (b) potential price increases or unavailability of supplies purchased by our U.K. businesses from companies located in the E.U. or elsewhere. If the value of the British Pound Sterling continues to fluctuate as a result of Brexit, unfavorable exchange rate changes may negatively affect the value of our operations and businesses located in the U.K., as translated to our reporting currency, the United States Dollar, in accordance with U.S. GAAP, which may impact the revenue and earnings we report. For more information with respect to Exchange Rate risk applicable to us, please see Part 2 Item 7A. "Market Risk Disclosures," elsewhere in this Annual Report on Form 10-K. Continued fluctuations in the British Pound Sterling may also result in the imposition of price adjustments by E.U.-based suppliers to our U.K. businesses, as those suppliers seek to compensate for the changes in value of the British Pound Sterling as compared to the European Euro.
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

Company Risks
Our business will suffer if we are unable to adequately address potential supplier or customer pricing pressures, both with respect to OEMs that have significant pricing leverage over suppliers, and to large suppliers who have significant pricing leverage over their customers.
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
Our revolving credit facility contains certain financial covenants and other operating and reporting requirements that could present risk to our operating results or limit our ability to access capital for use in the business. For a full discussion of the various covenants and operating requirements imposed by our revolving credit facility and information related to the potential limitations on our ability to access capital, see Item 7, "Management’s Discussion and Analysis of Financial Conditions and Results of Operations-Liquidity and Capital Resources," included elsewhere in this Annual Report on Form 10-K.
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
If the COVID-19 coronavirus continues to spread worldwide, or if similar widespread disease outbreaks occur in the future, our business, financial condition and results of operations could be negatively affected to the extent such event harms the worldwide economy or region in which we operate.
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
We operate in some rural areas and small towns where the competition for labor can be fierce, and where the pool of qualified employees may be very small. If we are unable to obtain or retain skilled workers and adequately trained professionals to conduct our business, we may not be able to manage our business to the necessary high standards. In addition, we may be forced to pay higher wages or offer other benefits that might impact our cost of labor and thereby negatively impact our profitability.
Equipment failures or catastrophic loss at any of our manufacturing facilities could prevent us from producing our products.
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

Our insurance coverage may be inapplicable or inadequate to cover certain liabilities, and our insurance policies may exclude coverage for certain matters.
While we maintain a robust insurance program that is reasonably designed to cover our known and unknown risks, there is no assurance that our insurance carriers will voluntarily agree to cover every potential liability, or that our insurance policies include limits high enough to cover all liabilities associated with our business or products. In addition, coverage under our insurance policies may be unavailable in the future for certain products. For example, during a prior renewal of our insurance program, our insurance carriers excluded future coverage of a product line we no longer manufacture or sell. If our insurers refuse to cover claims, in whole or in part, or if we exhaust our available insurance coverage at some point in the future, then we might be forced to expend legal fees and settlement or judgment costs, which could negatively impact our profitability, results of operations, cash flows and financial condition.
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
We are authorized to issue, without stockholder approval, 1,000,000 shares of preferred stock, no par value, in one or more series, which may give other stockholders dividend, conversion, voting, and liquidation rights, among other rights, which may be superior to the rights of holders of our common stock. The issuance of additional equity securities or securities convertible into equity securities would result in dilution of existing stockholders' equity interests. Our Board of Directors has no present intention to issue any such preferred shares, but has the right to do so in the future. In addition, we were authorized, by prior stockholder approval, to issue up to 125,000,000 shares of our common stock, $0.01 par value per share, of which 37,296,166 were issued at October 31, 2020. These authorized shares can be issued, without stockholder approval, as securities convertible into either common stock or preferred stock.
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
The following table lists our principal properties by location, general character and use as of October 31, 2020.

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
* These locations are leased as of October 31, 2020.
In addition to the locations identified above, our North American Fenestration Segment maintains 14 additional facilities for the manufacture and distribution of fenestration, spacer and extrusion products within the continental U.S., our European Fenestration Segment maintains one additional location for the production of spacer in the U.K., and our North American Cabinet Components Segment maintains 11 locations to manufacture hardwood doors and other wood components for kitchen and bath cabinets. We maintain a lease in Yakima, Washington, which will expire in February 2021, related to a location which was closed as a result of restructuring activities. See Note 1, "Nature of Operations, Basis of Presentation and Significant Accounting Policies - Restructuring," to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
We believe our operating properties are in good condition and well maintained, and are generally suitable and adequate to carry on our business. In fiscal 2020, on a consolidated basis, our facilities operated at approximately 58% of capacity. This capacity utilization is subject to variability by product line, seasonality, and location.
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
We have been and are currently party to multiple claims, some of which are in litigation, relating to alleged defects in a commercial sealant product that was manufactured and sold during the 2000's. Several claims were resolved during fiscal 2018, 2019 and 2020, and we continue to defend the remaining claims. While we believe that our product was not defective and that we would prevail in these commercial sealant product claims if taken to trial, the timing, ultimate resolution and potential impact of these claims is not currently determinable. Nevertheless, after taking into account all currently available information, including our defenses, the advice of our counsel, and the extent and currently-expected availability of our existing insurance coverage, we believe that the eventual outcome of these commercial sealant claims will not have a material adverse effect on our overall financial condition, results of operations or cash flows, and we have not recorded any accrual with regard to these claims.

We reserve for litigation loss contingencies that are both probable and reasonably estimable. We do not expect that losses resulting from any current legal proceedings will have a material adverse effect on our consolidated financial statements if or when such losses are incurred.
For discussion of environmental issues, see Item 1, "Business - Environmental and Employee Safety Matters,” discussed elsewhere in this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures.
Not Applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock has been listed on the New York Stock Exchange under the ticker symbol NX since April 24, 2008. Electronic copies of our public filings are available on the Securities and Exchange Commission's website (www.sec.gov). There were approximately 1,783 holders of our common stock (excluding individual participants in securities positions listings) on record as of December 4, 2020.
Equity Compensation Plan Information
The following table summarizes certain information regarding equity compensation to our employees, officers and directors under equity compensation plans as of October 31, 2020:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,095,329	$18.88	1,799,174
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
(2) The weighted-average exercise price in column (b) does not include the impacts of the performance share awards or any securities that may be issued thereunder. For additional details, see Note 13, "Stock-Based Compensation," of the accompanying financial statements in this Annual Report on Form 10-K.
Issuer Purchases of Equity Securities
Set forth below is a table summarizing the program and the repurchase of shares during the quarter ended October 31, 2020.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum US Dollars Remaining that May Yet Be Used to Purchase Shares Under the Plans or Programs(1)
August 2020	—	—	—	$11,722,595
September 2020	30,001	$17.89	30,001	$11,185,997
October 2020	200	$18.27	200	$11,182,343
Total	30,201	$17.89	30,201
(1) On August 30, 2018, our Board of Directors approved a stock repurchase program that authorized the repurchase of up to $60.0 million worth of shares of our common stock. Repurchases under the new program will be made in open market transactions or privately negotiated transactions, subject to market conditions, applicable legal requirements and other relevant factors. The program does not have an expiration date or a limit on the number of shares that may be purchased. During the years ended October 31, 2020 and 2019, we purchased 450,000 and 583,398 shares, respectively, at a cost of $7.2 million and $9.6 million, respectively, under this program.

Stock Performance Graph
The following chart represents a comparison of the five year total return of our common stock to the Standard & Poor’s 500 Index (S&P 500 Index), the Russell 2000 Index, and a peer group index selected by us, which includes companies offering similar products and services to ours. The companies in our peer group for the year ended October 31, 2020 are AAON Inc., American Woodmark Corp, Apogee Enterprises Inc., Armstrong Flooring Inc., Continental Building Products Inc., Cornerstone Building Brands Inc., CSW Industrials Inc., Gibraltar Industries Inc., Griffon Corporation, Insteel Industries Inc., L.B. Foster Company, Masonite International Corp, Mueller Water Products, Inc., Patrick Industries Inc., PGT Innovations, Inc., Simpson Manufacturing Company Inc., and Trex Company Inc.

INDEXED RETURNS	For the Years Ended
Company Name / Index	10/31/2015	10/31/2016	10/31/2017	10/31/2018	10/31/2019	10/31/2020
Quanex Building Products Corporation	$100.00	$87.15	$118.28	$80.68	$107.13	$103.24
S&P 500 Index	$100.00	$104.51	$129.21	$138.70	$158.57	$173.97
Russell 2000 Index	$100.00	$104.11	$133.09	$135.57	$142.22	$142.03
New Peer Group	$100.00	$116.92	$149.71	$137.91	$173.41	$204.17

Item 6. Selected Financial Data.
The following table presents selected historical consolidated financial and operating data for the periods shown. The selected consolidated financial data as of October 31, 2020, 2019, 2018, 2017 and 2016 and for each of the fiscal years then ended was derived from our audited consolidated financial statements for those dates and periods, adjusted for discontinued operations, as indicated. Data reflects the adoption of accounting standards updates and accounting changes made during the year ended October 31, 2020. The following information should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our audited financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Fiscal Years Ended October 31,
	2020(1)(2)	2019(2)(3)	2018(2)(4)(5)	2017(2)	2016(2)(6)(7)
	(Dollars in thousands, except per share data)
Consolidated Statements of Income
Net sales	$851,573	$893,841	$889,785	$866,555	$928,184
Cost and expenses:
Cost of sales (excluding depreciation and amortization)	658,750	694,420	697,022	672,488	710,947
Selling, general and administrative	89,707	101,292	103,758	98,085	115,012
Restructuring charges	622	370	1,486	4,550	529
Depreciation and amortization	47,229	49,586	51,822	57,495	53,146
Asset impairment charges	—	74,600	—	—	12,602
Operating income (loss)	55,265	(26,427)	35,697	33,937	35,948
Non-operating (expense) income:
Interest expense	(5,245)	(9,643)	(11,100)	(9,595)	(36,498)
Other, net	280	116	1,156	1,160	(5,074)
Income (loss) before income taxes	50,300	(35,954)	25,753	25,502	(5,624)
Income tax (expense) benefit	(11,804)	(10,776)	800	(6,819)	3,765
Net income (loss)	$38,496	$(46,730)	$26,553	$18,683	$(1,859)
Earnings per share:
Basic earnings (loss) per share	$1.18	$(1.42)	$0.77	$0.55	$(0.05)
Diluted earnings (loss) per share	$1.17	$(1.42)	$0.76	$0.54	$(0.05)
Cash dividends declared per share	$0.32	$0.32	$0.20	$0.16	$0.16
Other Financial & Operating Data
Cash provided by operating activities	$100,796	$96,372	$104,611	$79,778	$87,341
Cash used for investing activities	(25,224)	(23,559)	(26,052)	(32,627)	(282,103)
Cash (used for) provided by financing activities	(55,122)	(71,264)	(65,817)	(55,133)	195,448
Acquisitions, net of cash acquired	—	—	—	—	(245,904)
Capital expenditures	$25,726	$24,883	$26,484	$34,564	$37,243
Selected Consolidated Balance Sheet Data
Cash and cash equivalents	$51,621	$30,868	$29,003	$17,455	$25,526
Total assets	691,585	645,110	743,214	774,944	781,418
Long-term debt, excluding current portion	116,728	156,414	209,332	218,184	259,011
Total liabilities	$335,826	$314,923	$347,992	$367,252	$412,742
(1) The results for 2020 include impacts of the COVID-19 pandemic. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Notable Items," included elsewhere in this Annual Report on Form 10-K.
(2) Restructuring costs were incurred associated with the closure of several plant facilities. See Note 1, "Nature of Operations, Basis of Presentation and Significant Accounting Policies - Restructuring," of the accompanying financial statements in this Annual Report on Form 10-K.
(3) In 2019, we recorded goodwill impairment charges of $74.6 million associated with our cabinet components business.

(4) In October 2018, we refinanced our credit facility resulting in a charge of $1.1 million of unamortized deferred financing fees. See Note 8, "Debt and Finance Lease Obligations," included elsewhere in this Annual Report on Form 10-K.
(5) In 2018, we recorded a $6.5 million net benefit related to the tax effect of implementing the Tax Cuts and Jobs Act, which was signed into law on December 22, 2017. See Note 10, "Income Taxes,"included elsewhere in this Annual Report on Form 10-K.
(6) In July 2016, we refinanced our credit facility resulting in a $3.1 million prepayment call premium fee, a charge of $8.1 million of unamortized deferred financing fees and a charge of $5.5 million of unamortized original issuer’s discount. See Note 8, "Debt and Finance Lease Obligations," included elsewhere in this Annual Report on Form 10-K.
(7) In October 2016, we recorded a goodwill impairment charge of $12.6 million associated with our U.S. vinyl extrusion business.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis contains forward-looking statements based on our current assumptions, expectations, estimates and projections about our business and the homebuilding industry, and therefore, it should be read in conjunction with our consolidated financial statements and related notes thereto, as well as the "Cautionary Note Regarding Forward-Looking Statements" discussed elsewhere within this Annual Report on Form 10-K. For a listing of potential risks and uncertainties which impact our business and industry, see "Item 1A. Risk Factors." Actual results could differ from our expectations due to several factors which include, but are not limited to: the impact of the ongoing COVID-19 pandemic, market price and demand for our products, economic and competitive conditions, capital expenditures, new technology, regulatory changes and other uncertainties. Unless otherwise required by law, we undertake no obligation to publicly update any forward-looking statements, even if new information becomes available or other events occur in the future.
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
We currently have three reportable business segments: (1) North American Fenestration segment (“NA Fenestration”), comprising three operating segments, manufacturing vinyl profiles, IG spacers, screens and other fenestration components; (2) European Fenestration segment (“EU Fenestration”), comprising our U.K.-based vinyl extrusion business, manufacturing vinyl profiles and conservatories, and the European insulating glass business manufacturing IG spacers; and (3) North American Cabinet Components segment (“NA Cabinet Components”), comprising our North American cabinet door and components business and two wood-manufacturing plants. We maintain a grouping called Unallocated Corporate & Other, which includes transaction expenses, stock-based compensation, long-term incentive awards based on the performance of our common stock and other factors, certain severance and legal costs not deemed to be allocable to all segments, depreciation of corporate assets, interest expense, other, net, income taxes and inter-segment eliminations, and executive incentive compensation and medical expense fluctuations relative to planned costs as determined during the annual planning process. Other corporate general and administrative costs have been allocated to the reportable business segments, based upon a relative measure of profitability in order to more accurately reflect each reportable business segment's administrative costs. We allocate corporate expenses to businesses acquired mid-year from the date of acquisition. The accounting policies of our operating segments are the same as those used to prepare our accompanying consolidated financial statements. Corporate general and administrative expenses allocated during the years ended October 31, 2020, 2019 and 2018 were $21.7 million, $18.3 million and $18.7 million, respectively.
Notable Items
COVID-19 Impacts
On March 11, 2020, the World Health Organization,(WHO), declared the outbreak of COVID-19 to be a global pandemic and recommended containment and mitigation measures. Our first priority with regard to the COVID-19 pandemic is to do everything we can to ensure the safety, health and welfare of our employees, customers, suppliers and other partners. With the implementation of health and safety practices at our facilities, we are continuing to supply the industry during this uncertain time, recognizing the essential role the construction industry plays in providing housing and necessary infrastructure.
As federal, state and local governments react to the public health crisis, significant uncertainties have been created in the economy. The COVID-19 pandemic and its related effects continue to have a significant adverse effect on many sectors of the economy and we may be further impacted.

As part of our response to the COVID-19 pandemic, we have taken the following measures:
•We are continuing to provide our products to support critical infrastructure needs while following national, state, and local guidelines required to continue operations during the existence of the pandemic and related local declarations of emergency. All manufacturing facilities in the United States and Germany remained operational for the duration of the pandemic while both U.K. plants shut down in late March 2020 and became operational again during May 2020. However, local or regional hotspots of the pandemic could result in other locations being temporarily idled due to the need to deep clean areas where an employee who has tested positive for COVID-19 worked.
•While we currently expect any negative impact on sales to be temporary and minimal, the duration of the COVID-19 pandemic, the actions to contain the pandemic and treat its impacts, and the effects on our operations are highly uncertain and cannot be predicted at this time.
•We reassessed and adjusted our operational needs, including reducing our 2020 capital expenditure plans by approximately 25% to 30%.
•We have taken precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily requiring some employees to work remotely.
•We continue to monitor the rapidly evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our operating plan.
Tax Cuts and Job Act
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
In November 2020, the NAHB forecasted calendar-year housing starts (excluding manufactured units) to be 1.4 million in 2020, 1.3 million in 2021, and 1.4 million in 2022. The November 2020 Ducker forecast indicated that window shipments in the R&R market are expected to decrease approximately 1% for calendar year 2020 and increase 2% and 3% in 2021 and 2022, respectively. Derived from reports published by Ducker, the overall decrease in window shipments for the trailing twelve months ended September 30, 2020 was 0.3%. During this period, new construction activities increased 1.1% and R&R decreased 1.4%. In November 2020, Catalina Research estimated that residential semi-custom cabinet demand in the U.S. will decline approximately 6% in 2020, however, 2021 is estimated to grow 3.7%. In line with market forecasts, we expect that some sales originally planned for the year ended October 31, 2020 may be realized during the years ended October 31, 2021 and 2022.
Our U.K. vinyl business (commonly referred to as "Liniar") is largely focused on the sale of vinyl house systems under the trade name “Liniar” to smaller window manufacturers in the U.K. Liniar is one of the larger providers of vinyl extruded products in the U.K. in terms of volume shipped. Currently, the U.K. is experiencing a shortage in affordable housing, with rising demand due in part to a growing immigrant population. Liniar’s current primary customers are smaller window fabricators, as opposed to the larger OEMs that comprise a large portion of the North American market. These manufacturers seek the quality and technology of the specific products identified by the Liniar trade name. In addition, Liniar services non-fenestration markets including the manufacture of roofing for conservatories, vinyl decking and vinyl water retention barriers used for landscaping. We believe there are growth opportunities within these markets in the U.K. and potential synergies which may enable us to sell complementary products.
NA Cabinet Components manufactures kitchen and bathroom cabinet doors and components, amongst other products, using a variety of woods from traditional hardwoods to engineered wood products. Currently, most of the revenue in the NA Cabinet Components is earned in the U.S., so domestic housing starts and R&R activity constitute the primary drivers of this business as well. The cabinet door market is stratified as follows: stock (low-cost, low-variations), semi-custom (more customized, just-in-time manufacturing, higher price point) and custom (precise customer specifications, just-in-time manufacturing, high-end price point). NA Cabinet Component's primary market is semi-custom.
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
Several commodities in our business are subject to pricing fluctuations, including polyvinyl resin (PVC), titanium dioxide (TiO2), petroleum products, aluminum and wood. For the majority of our customers and critical suppliers, we have price adjusters in place which effectively share the base pass-through price changes for our primary commodities with our customers commensurate with the market at large. Our long-term exposure to these price fluctuations is somewhat mitigated due to the contractual component of the adjuster program. However, these adjusters are not in place with all customers and for all commodities, and there is a level of exposure to such volatility due to the lag associated with the timing of price updates in accordance with our customer agreements, particularly with regard to hardwoods. In addition, some of these commodities, such as silicone, are in high demand, particularly in Europe, which can affect the cost of the raw materials, a portion of which we may not be able to fully recover. Thus far we have not experienced any supply or logistics disruptions as lower demand has not required us to source the same level of supply.
On June 23, 2016, citizens of the U.K. voted to exit the European Union (E.U.) (referred to as Brexit). In October 2019, the U.K. and E.U. ratified a withdrawal agreement, and subsequently the U.K. left the E.U. on January 31, 2020. A transition period is in place until December 31, 2020 while the U.K. and E.U. negotiate additional arrangements. The current E.U. rules for trade, travel, and business for the U.K. will lapse on December 31, 2020 with any new rules taking effect January 1, 2021.
Given the lack of comparable precedent, it is difficult for us to predict the future impacts on our U.K. based operations, which accounted for approximately 15% of our total sales for the year ended October 31, 2020. Due to the fact that we manufacture and sell a majority of our U.K. products within the U.K., there is minimal risk to our ability to physically deliver goods and complete sales. As such, we believe we are well positioned within the U.K. to respond to potential changes to underlying demand as a result of the final Brexit outcome. The primary risk mitigation focus for our U.K. operations centers on the availability and pricing of raw materials. While we source the majority of our raw materials from within the U.K., many of the primary upstream raw materials our vendors use are being sourced from outside of the U.K., which could expose us to cross-border issues and raw material price impacts. We will mitigate this potential impact of Brexit on the import of goods to the U.K. by strategically managing our inventory levels and logistical channels.
In February 2020, the U.K. announced its intention to introduce border controls and our U.K. businesses have positioned themselves well to cope with additional demands and tariffs that this will bring in order to comply and facilitate the flow of goods in and out of the U.K. We are still clarifying what the impact of associated tariffs could be.
The global economy remains uncertain due to currency devaluations, political unrest, terror threats, global pandemics such as COVID-19, and even the political landscape in the U.S. These and other macro-economic factors have impacted the global financial markets, which may have contributed to significant changes in foreign currencies. We continue to monitor our exposure to changes in exchange rates.

Comparison of the fiscal years ended October 31, 2020 and 2019
This table sets forth our consolidated results of operations for the twelve-month periods ended October 31, 2020 and 2019.

	For the Years Ended October 31,
	2020		2019		2020 vs. 2019
	Amounts	% of Sales	Amounts	% of Sales	$ Change	Variance %
	(Dollars in millions)
Net sales	$851.6	100%	$893.8	100%	$(42.2)	(5)%
Cost of sales (excluding depreciation and amortization)	658.8	77%	694.4	78%	(35.6)	5%
Selling, general and administrative	89.7	11%	101.2	11%	(11.5)	11%
Restructuring charges	0.6	—%	0.4	—%	0.2	(50)%
Depreciation and amortization	47.2	6%	49.6	6%	(2.4)	5%
Asset impairment charges	—	—%	74.6	8%	(74.6)	100%
Operating income (loss)	55.3	6%	(26.4)	(3)%	81.7	309%
Interest expense	(5.2)	(1)%	(9.6)	(1)%	4.4	46%
Other, net	0.2	—%	0.1	—%	0.1	100%
Income tax expense	(11.8)	(1)%	(10.8)	(1)%	(1.0)	(9)%
Net income (loss)	$38.5	5%	$(46.7)	(5)%	$85.2	182%
Our year-over-year results by reportable segment follow. Our comparison of the results for the fiscal years ended October 31, 2019 and 2018 by reportable segment for the prior year comparative periods can be found in the annual report on Form 10-K for the year ended October 31, 2019.
Changes Related to Operating Income by Reportable Segment:
NA Fenestration

	For the Years Ended October 31,
	2020	2019	$ Change	Variance %
	(Dollars in millions)
Net sales	$483.4	$503.8	$(20.4)	(4)%
Cost of sales (excluding depreciation and amortization)	371.8	386.2	(14.4)	4%
Selling, general and administrative	47.8	50.4	(2.6)	5%
Restructuring charges	0.3	0.4	(0.1)	25%
Depreciation and amortization	23.6	27.0	(3.4)	13%
Operating income	$39.9	$39.8	$0.1	—%
Operating income margin	8%	8%

Net Sales. Net sales decreased $20.4 million, or 4%, for the twelve months ended October 31, 2020 compared to the same period in 2019, which was primarily driven by a decrease in volumes of $22.9 million, which includes the impacts of COVID-19. The decrease in volume was partially offset by increases in prices and surcharges of $2.5 million.
Cost of Sales. Cost of sales decreased $14.4 million, or 4%, for the twelve months ended October 31, 2020 compared to the same period in 2019. Cost of sales decreased due to lower volumes during the period, including a corresponding decrease in selling expenses as a result of the impacts of COVID-19 as mentioned above.
Selling, General and Administrative. Our selling, general and administrative expenses decreased by $2.6 million, or 5%, for the twelve months ended October 31, 2020 compared to the same period in 2019. This decrease was due primarily to lower general expenses due to COVID-19 restrictions and lower compensation and benefits year-over-year.
Restructuring Charges. Restructuring charges incurred during the twelve months ended October 31, 2020 and 2019 relate to facility lease expense for a vinyl extrusion plant in the U.S. which was closed in January 2017 that has not been sublet or otherwise exited as of October 31, 2020.

EU Fenestration

	For the Years Ended October 31,
	2020	2019	$ Change	Variance %
	(Dollars in millions)
Net sales	$161.1	$164.9	$(3.8)	(2)%
Cost of sales (excluding depreciation and amortization)	108.8	114.1	(5.3)	5%
Selling, general and administrative	22.7	23.0	(0.3)	1%
Depreciation and amortization	9.5	8.8	0.7	(8)%
Operating income	$20.1	$19.0	$1.1	6%
Operating income margin	12%	12%
Net Sales. Net sales decreased $3.8 million, or 2%, when comparing the twelve months ended October 31, 2020 compared to the same period in 2019. A decrease in volumes of $5.5 million year-over-year, which includes of the impacts of COVID-19 was partially offset by $1.1 million of base price increases and $0.6 million of favorable foreign currency rate changes.
Cost of Sales. The cost of sales decreased $5.3 million for the twelve months ended October 31, 2020 compared to the same period in 2019. Cost of sales decreased due to lower volumes during the period, including a corresponding decrease in selling expenses as a result of the impacts of COVID-19 as mentioned above.
Selling, General and Administrative. Our selling, general and administrative expense decreased $0.3 million for the twelve months ended October 31, 2020 compared to the same period in 2019. The decrease is due to savings incurred from reduced marketing and other general expenses as a result of COVID-19 restrictions, reimbursements for labor costs in the U.K. from government aid for COVID-19 furloughs, and lower incentive compensation.
NA Cabinet Components

	For the Years Ended October 31,
	2020	2019	$ Change	Variance %
	(Dollars in millions)
Net sales	$210.1	$229.6	$(19.5)	(8)%
Cost of sales (excluding depreciation and amortization)	179.8	197.2	(17.4)	9%
Selling, general and administrative	18.7	18.8	(0.1)	1%
Restructuring charges	0.3	—	0.3	(100)%
Depreciation and amortization	13.7	13.2	0.5	(4)%
Asset impairment charge	—	74.6	(74.6)	100%
Operating loss	$(2.4)	$(74.2)	$71.8	97%
Operating loss margin	(1)%	(32)%
Net Sales. Net sales decreased $19.5 million for the twelve months ended October 31, 2020 compared to the same period in 2019. Approximately $14.0 million of the decrease in sales was due to lower volume related to customer strategic shifts and the impacts of COVID-19. Sales declined an additional $5.5 million due to lower price impacts.
Cost of Sales. The cost of sales decreased $17.4 million for the twelve months ended October 31, 2020 compared to the same period in 2019 as a result of lower volume, including a corresponding decrease in selling expenses as a result of the impacts of COVID-19 as mentioned above.
Selling, General and Administrative. Our selling, general and administrative expense remained relatively flat for the twelve months ended October 31, 2020 compared to the same period in 2019.
Restructuring Charges. Restructuring charges of $0.3 million in the twelve months ended October 31, 2020 related to severance, equipment moving and other charges incurred for a plant closure.
Asset Impairment Charge. Asset impairment charges incurred during the twelve months ended October 31, 2019 related to goodwill impairment charges. There were no corresponding asset impairment charges incurred during the twelve months ended October 31, 2020. For further information, see Note 6, "Goodwill and Intangible Assets," of the accompanying financial statements in this Annual Report on Form 10-K.

Unallocated Corporate & Other

	For the Years Ended October 31,
	2020	2019	$ Change	Variance %
	(Dollars in millions)
Net sales	$(3.0)	$(4.5)	$1.5	33%
Cost of sales (excluding depreciation and amortization)	(1.6)	(3.1)	1.5	(48)%
Selling, general and administrative	0.5	9.0	(8.5)	94%
Depreciation and amortization	0.4	0.6	(0.2)	33%
Operating loss	$(2.3)	$(11.0)	$8.7	79%
Net Sales. Net sales for Unallocated Corporate & Other represents the elimination of inter-segment sales for the twelve months ended October 31, 2020 and 2019.
Cost of Sales. Cost of sales for Corporate & Other consists of the elimination of inter-segment sales, profit in inventory, and other costs.
Selling, General and Administrative. Our selling, general and administrative expenses decreased $8.5 million, for the twelve months ended October 31, 2020 compared to the same period in 2019. This decrease is attributable to $4.4 million of lower medical expenses, $2.0 million of lower compensation expense primarily related to the valuations of our stock based compensation awards, lower transaction costs of $1.4 million and lower severance costs related to executive severance and headcount reduction.
Changes Related to Non-Operating Items:
Interest Expense. Interest expense decreased $4.4 million for the twelve months ended October 31, 2020 compared to the same period in 2019 primarily due to lower interest rates and lower overall debt outstanding. The weighted average interest rate for borrowings outstanding for the twelve months ended October 31, 2020 was 2.45% compared with 4.07% for the twelve months ended October 31, 2019.
Other, net. Other, net increased $0.1 million for the twelve months ended October 31, 2020 compared to the same period in 2019. Improvements in the impacts of foreign currency transactions were partially offset by a decrease in pension benefits year-over-year.
Income Taxes. We recorded income tax expense of $11.8 million on pre-tax income of $50.3 million for the twelve months ended October 31, 2020, an effective rate of 23.5%, and income tax expense of $10.8 million on pre-tax loss of $36.0 million for the twelve months ended October 31, 2019, an effective rate of 30.0%. The effective rate for the twelve months ended October 31, 2020 was impacted by the true-up of our accruals and related deferred taxes from prior year filings and settled audits. The effective rate for the twelve months ended October 31, 2019 was primarily impacted by the $74.6 million asset impairment charge in the NA Cabinet Components segment which did not generate a tax benefit, and a net charge of $1.2 million related to GILTI and FDII.

Liquidity and Capital Resources
Overview
Historically, our principal sources of funds have been cash on hand, cash flow from operations, and borrowings under our credit facilities. As of October 31, 2020, we had $51.6 million of cash and cash equivalents, $103.0 million outstanding under our credit facilities, $4.8 million of outstanding letters of credit and $15.3 million outstanding under finance leases. We had $217.2 million available for use under a revolving credit facility at October 31, 2020.
On July 29, 2016, we entered into a $450.0 million credit agreement comprising a $150.0 million Term Loan A and a $300.0 million revolving credit facility (collectively, the “2016 Credit Agreement”), under which we borrowed $150.0 million and $150.0 million, respectively. The proceeds from the 2016 Credit Agreement, along with additional funding of $16.4 million of cash on hand, were used to repay outstanding borrowings under our prior credit facilities of $309.2 million, to pay a 1% prepayment call premium, to settle outstanding interest accrued, and to pay loan fees which totaled $2.8 million. In addition, we expensed $8.1 million to write-off unamortized deferred financing fees and $5.5 million of unamortized original issuer’s discount associated with our prior credit facilities. The 2016 Credit Agreement was to mature in 2021 (5-year term) and required interest payments calculated, at our election and depending upon our Consolidated Leverage Ratio, at either a Base Rate plus an applicable margin (0.50% to 1.25%) or the LIBOR Rate plus an applicable margin (1.50% to 2.25%). We included deferred financing fees of $2.8 million as a contra-liability account, and were amortizing this balance straight-line over the term of the facility.
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
The weighted average interest rate of borrowings outstanding for the twelve-month periods ended October 31, 2020 and 2019 was 2.45% and 4.07%, respectively. We were in compliance with our debt covenants as of October 31, 2020. For additional details of the Credit Agreement, see "Item 1A. Risk Factors," included elsewhere within this Annual Report on Form 10-K.
We expect to repatriate excess cash moving forward and use the funds to retire debt or meet current working capital needs. Funds from operations may be impacted by softer demand and liquidity concerns of our customers as a result of COVID-19. In the U.K., we insure against a portion of our credit losses. In light of the COVID-19 pandemic, the Company has implemented a range of actions aimed at reducing costs and preserving liquidity. We believe our business model, our current cash reserves and the recent steps we have taken to strengthen our balance sheet leave us well-positioned to manage our business as a going concern and remain in compliance with our debt covenants through the COVID-19 crisis as it continues to unfold.
Analysis of Cash Flow
The following table summarizes our cash flow results for the years ended October 31, 2020, 2019, and 2018:

	Year Ended October 31,
	2020	2019	2018
	(In millions)
Cash flows provided by operating activities	$100.8	$96.4	$104.6
Cash flows used for investing activities	$(25.2)	$(23.6)	$(26.1)
Cash flows used for financing activities	$(55.1)	$(71.3)	$(65.8)
Our year-over-year cash flow analysis follows. Our cash flow analysis for the fiscal years ended October 31, 2019 and 2018 for the prior year comparative periods can be found in the annual report on Form 10-K for the year ended October 31, 2019.

Operating Activities
Operating cash flow for the year ended October 31, 2020 increased $4.4 million while cash flow for the year ending October 31, 2019 decreased by $8.2 million. Our ability to continue operations and deliver orders as an essential service provider mitigated some of the effects of COVID-19. Our efforts to maintain operating levels in accordance with demand allowed us to remain efficient with our working capital and use inventory effectively. To date, slower paying customers as a result of COVID-19 have not significantly impacted our liquidity, but this could become a concern in the future.
Investing Activities
Cash used for investing activities for the year ended October 31, 2020 increased $1.7 million compared to the year ended October 31, 2019 due to an increase of $0.8 million in our investment in capital expenditures and a decline in proceeds from the disposition of capital assets of $0.8 million.
At October 31, 2020, we had firm purchase commitments of approximately $2.2 million for the purchase or construction of capital assets. We plan to fund these capital expenditures through cash from operations or borrowings under our revolving credit facility.
Financing Activities
In 2020, cash used for financing activities was $55.1 million and related primarily to net debt repayments of $40.5 million, payment of dividends of $10.5 million, and share repurchases of $7.2 million. In 2019, cash used for financing activities was $71.3 million and related primarily to net debt repayments of $54.0 million, payment of dividends of $10.6 million, and share repurchases of $9.6 million.
Liquidity Requirements
Our strategy for deploying cash is to invest in organic growth opportunities, develop our infrastructure, and explore strategic acquisitions. Other uses of cash include paying cash dividends to our shareholders and repurchasing our own stock. We maintain cash balances in foreign countries which totaled $16.8 million and $9.8 million as of October 31, 2020 and 2019. During the years ended October 31, 2020 and 2019, we repatriated $31.9 million and $24.2 million, respectively, of foreign earnings from our international divisions.
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
Issuer Purchases of Equity Securities
On August 30, 2018, our Board of Directors approved a stock repurchase program that authorized the repurchase of up to $60.0 million worth of shares of our common stock. Repurchases under the new program will be made in open market transactions or privately negotiated transactions, subject to market conditions, applicable legal requirements and other relevant factors. The program does not have an expiration date or a limit on the number of shares that may be purchased. During the years ended October 31, 2020 and 2019, we purchased 450,000 shares and 583,398 shares, respectively, at a cost of $7.2 million and $9.6 million, respectively, under this program.
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
Shipping and handling costs
We have elected to account for shipping and handling services as fulfillment services in accordance with ASC Topic 606 guidance; accordingly, freight revenue will be combined with the product deliverable rather than being accounted for as a distinct performance obligation within the terms of the agreement. Shipping and handling costs incurred by us for the delivery of goods to customers are considered a cost to fulfill the contract and are included in cost of sales in the accompanying consolidated statements of income (loss).
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
Allowance for Doubtful Accounts
We record trade accounts receivable at billed amounts, less an allowance for doubtful accounts. This allowance is established to estimate the risk of loss associated with our trade receivables which may arise due to the inability of our customers to pay or due to changes in circumstances. The allowance is maintained at a level that we consider appropriate based on factors that affect collectability, including: (a) historical trends of write-offs, recoveries and credit losses; (b) the credit quality of our customers; and (c) projected economic and market conditions. Different assumptions or changes in economic circumstances could result in changes to the allowance. Our historical bad debt expense has been less than 0.1% of sales for the years ended October 31, 2020, 2019 and 2018. If bad debt expense increased by 1% of net sales, the impact on operating results would have been a decrease in net income of $6.4 million for the year ended October 31, 2020, an increase in net loss of $6.8 million for the year ended October 31, 2019 and a decrease in net income of $9.2 million for the year ended October 31, 2018.
Business Combinations - Contingencies
We apply the acquisition method of accounting for business combinations in accordance with U.S. GAAP, which requires us to make use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the net assets and liabilities acquired. We use established valuation techniques and engage reputable valuation specialists to assist us with these valuations. However, there is a risk that we may not identify all pre-acquisition contingencies or that our estimates may not reflect the actual results when realized. We use a reasonable measurement period to record any adjustment related to the opening balance sheet (generally, less than one year). After the measurement period, changes to the opening balance sheet can result in the recognition of income or expense as period costs. To the extent these items stem from contingencies that existed at the balance sheet date, but are contingent upon the realization of future events, the cost is charged to expense at the time the future event becomes known. If our purchase accounting estimates are not correct, or if we do not recognize contingent assets or liabilities accurately, we may incur losses.

Impairment or Disposal of Long-Lived Assets
Property, Plant and Equipment and Intangible Assets with Defined Lives
We make judgments and estimates in conjunction with the carrying value of our long-term assets, including property, plant and equipment, and identifiable intangibles. These judgments may include the basis for capitalization, depreciation and amortization methods and the useful lives of the underlying assets. In accordance with U.S. GAAP, we review the carrying values of these assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We determine that the carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value exceeds the sum of the undiscounted cash flows and after considering alternate uses for the asset, an impairment charge would be recorded in the period in which such review is performed. We measure the impairment loss as the amount by which the carrying amount of the long-lived asset exceeds its fair value. Fair value is determined by reference to quoted market prices in active markets, if available, or by calculating the discounted cash flows associated with the use and eventual disposition of the asset. Therefore, if there are indicators of impairment, we are required to make long-term forecasts of our future revenues and costs related to the assets subject to review. Forecasts require assumptions about demand for our products and future market conditions. Although there may be no indicators of impairment in the current period, unanticipated changes to assumptions or circumstances in future periods could result in an impairment charge in the period of the change. No impairment charges were incurred with regard to our property, plant and equipment for the years ended October 31, 2020, 2019 and 2018.
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
Goodwill
We use the acquisition method to account for business combinations and, to the extent that the purchase price exceeds the fair value of the net assets acquired, we record goodwill. In accordance with U.S. GAAP, we are required to evaluate our goodwill at least annually. We perform our annual goodwill assessment as of August 31, or more frequently if indicators of impairment exist. Qualitative factors that indicate impairment could include, but are not limited to, (i) macroeconomic conditions, (ii) industry and market considerations, (iii) cost factors, (iv) overall financial performance of the reporting unit, and (v) other relevant entity-specific events. The first step in our annual goodwill assessment is to perform the optional qualitative assessment allowed by ASC Topic 350 “Intangibles - Goodwill and Other” (ASC 350). In our qualitative assessment, we evaluate relevant events or circumstances to determine whether it is more likely than not (i.e., greater than 50%) that the fair value of a reporting unit is less than its carrying amount. If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, ASC 350 requires us to compare the fair value of such reporting unit to its carrying value including goodwill. To determine the fair value of our reporting units, we use multiple valuation techniques including a discounted cash flow analysis, using the applicable weighted average cost of capital, in combination with a market approach that uses market multiples and a selection of guideline public companies. This test requires us to make assumptions about the future growth of our business and the market in general, as well as other variables such as the level of investment in capital expenditure, growth in working capital requirements and the terminal or residual value of our reporting units beyond the periods of estimated annual cash flows. We use a third-party valuation firm to assist us with this analysis. If the fair value of each reporting unit exceeds its carrying value, no action is required. Otherwise, an impairment loss is recorded to the extent that the carrying amount of the reporting unit including goodwill exceeds the fair value of that reporting unit. We believe the estimates and assumptions used in our impairment assessment are reasonable based on available market information, but variations in any of the assumptions could result in materially different calculations of fair value and determinations of whether or not an impairment is indicated during current or future periods.
As a result of quantitative assessments performed during the year ended October 31, 2019, we recorded impairment charges totaling $74.6 million during the year ended October 31, 2019, reducing the goodwill balance applicable to the reporting unit included in our NA Cabinet Components operating segment from $113.7 million to $39.1 million.

For the year ended October 31, 2020, the World Health Organization's declaration of COVID-19 as a global pandemic also created significant changes in market conditions that were indicators of triggering events which necessitated an evaluation of certain long-term assets, including goodwill, for potential impairment. We performed quantitative assessments based upon undiscounted cash flows we expected to realize associated with these assets over the remaining useful lives of the primary operating assets to the net book value of the long-term assets, including goodwill, and determined that these assets, including goodwill, were not impaired.
At our annual testing date, August 31, 2020, we had five reporting units with goodwill balances: two reporting units included in our NA Fenestration operating segment, two reporting units included in our EU Fenestration operating segment, and one reporting unit included in our NA Cabinet Components operating segment. We performed a qualitative assessment of the two reporting units in the NA Fenestration segment and one of the reporting units in the EU Fenestration segment. This review included an analysis of historical goodwill test results, operating results relative to forecast, projected results over the next five years, and other measures and concluded that there were no indicators of potential impairment associated with these reporting units. Therefore, no additional testing was deemed necessary for the reporting units in the NA Fenestration segment and the EU Fenestration segment that were assessed qualitatively. We also updated the quantitative assessments for the reportable unit in the NA Cabinet Compnents segment and the second reportable unit in the EU Fenestration segment. We determined the fair value of these reportable units exceeded the carrying value by 5% and 36%, respectively, and concluded that no impairment was necessary.
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
Annually, we evaluate our tax positions to determine if there have been any changes in uncertain tax positions or if there has been a lapse in the statute of limitations with regard to such positions. Our liability for uncertain tax positions at October 31, 2020 and 2019 totaled $0.5 million and $0.6 million, respectively, and related to certain state tax items regarding the interpretation of tax laws and regulations.
We believe we will have sufficient taxable income in the future to fully utilize our unreserved deferred tax assets recorded as of October 31, 2020. There is a risk that our estimates related to the future use of loss carry forwards and our ability to realize our deferred tax assets may not come to fruition, and that the results could materially impact our financial position and results of operations. We have recorded the benefit associated with the “patent box” deduction in the U.K. with regard to our operations at Liniar. We believe that it is more likely than not that our deduction with regard to this position would be sustained upon examination. Our deferred tax assets at October 31, 2020 and 2019 totaled $20.1 million and $21.0 million, respectively, against which we had recorded a valuation allowance of $1.5 million and $1.6 million, respectively.
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
Inventory
We record inventory at the lower of cost or net realizable value. Inventories are valued using the first-in first-out (FIFO) method. Fixed costs related to excess manufacturing capacity have been expensed in the period, and therefore, are not capitalized into inventory. Inventory quantities are regularly reviewed and provisions for excess or obsolete inventory are recorded primarily based on our forecast of future demand and market conditions. Significant unanticipated changes to our forecasts or changes in the net realizable value of our inventory would require a change in the provision for excess or obsolete inventory. For the years ended October 31, 2020, 2019 and 2018, our inventory reserves are approximately 10%, 5%, and 6% of gross inventory, respectively. Assuming an increase in obsolescence equal to 1% of gross inventory, net income would have decreased by $0.5 million for the year ended October 31, 2020, net loss would have increased by $0.5 million for the year ended October 31, 2019, and net income would have been reduced by $1.0 million for the year ended October 31, 2018.

Retirement Plans
We sponsor a defined benefit pension plan and an unfunded postretirement plan that provides health care and life insurance benefits for a limited pool of eligible retirees and dependents. On January 1, 2020, we enacted changes to our pension plan whereby the benefits for all participants were frozen and thereafter those participants will receive increased benefits in the company sponsored defined contribution plan in lieu of participation in a defined benefit plan. The measurement of liabilities related to these plans is based on our assumptions related to future events, including expected return on plan assets and healthcare cost trend rates. The discount rate reflects the rate at which benefits could be effectively settled on the measurement date. We determine our discount rate using a RATE: Link Model whereby target yields are developed from bonds across a range of maturity points, and a curve is fitted to those targets. Spot rates (zero coupon bond yields) are developed from the curve and used to discount benefit payments associated with each future year. This model assumes spot rates will remain level beyond the 30-year point. We determine the present value of plan benefits by applying the discount rates to projected benefit cash flows. Actual pension plan asset investment performance, as well as other economic experience such as discount rate and demographic experience, will either reduce or increase unamortized pension losses at the end of any fiscal year, which ultimately affects future pension costs.
As of October 31, 2020, our projected benefit obligation (PBO) and accumulated benefit obligation (ABO) each exceeded the fair value of the plan assets by $10.7 million. As a comparison, our PBO and ABO exceeded the fair value of plan assets by $13.1 million and $12.1 million, respectively, as of October 31, 2019. During fiscal 2020, we contributed $3.7 million to the pension plan to meet minimum contribution requirements. Expected contributions are dependent on many variables, including the variability of the market value of the assets as compared to the obligation and other market or regulatory conditions. In addition, we take into consideration our business investment opportunities and our cash requirements. Accordingly, actual funding may differ greatly from current estimates. As of October 31, 2020, a 1% decrease in the discount rate would result in an increase in the PBO of $5.8 million.
Under U.S. GAAP, we are not required to immediately recognize the effects of a deviation between actual and assumed experience under our pension plan, or to revise our estimate as a result. This approach allows the favorable and unfavorable effects that fall within an acceptable range to be netted and disclosed as an unrecognized gain or loss. As of October 31, 2020 and 2019, a net actuarial loss of $9.9 million and $6.7 million, respectively, was included in our accumulated other comprehensive (loss) income. There were no net prior service costs or transition obligations for the years ended October 31, 2020 and 2019. The effect on fiscal years after 2020 will depend on the actual experience of the plans.
Mortality assumptions used to determine the obligations for our pension plans are based on the Pri-2012 base mortality table with MP-2018 mortality improvement scale.
Stock-Based Compensation
We have issued stock-based compensation in the form of stock options to directors, employees and officers, and non-vested restricted stock awards to certain key employees and officers. We apply the provisions of ASC Topic 718 “Compensation - Stock Compensation” (ASC 718) to determine the fair value of stock option awards on the date of grant using the Black-Scholes valuation model. We recognize the fair value as compensation expense on a straight-line basis over the requisite service period of the award based on awards ultimately expected to vest. Stock options granted to directors vest immediately while the stock options granted to our employees and officers typically vest ratably over a three-year period with service and continued employment as the vesting conditions. For new option grants to retirement-eligible employees, we recognize expense and vest immediately upon grant, consistent with the retirement vesting acceleration provisions of these grants. For employees near retirement age, we amortize such grants over the period from the grant date to the retirement-eligibility date if such period is shorter than the standard vesting schedule. For grants of non-vested restricted stock, we calculate the compensation expense at the grant date as the number of shares granted multiplied by the closing stock price of our common stock on the date of grant. This expense is recognized ratably over the vesting period. Our non-vested restricted stock grants to officers and employees cliff vest over a three-year period with service and continued employment as the only vesting criteria. Our fair value determination of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behavior over the expected term, our dividend rate, risk-free rate and expectation with regards to forfeitures. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, the valuation models may not provide an accurate measure of the fair value of our employee stock options. Accordingly, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

We have granted other awards which are linked to the performance of our common stock, but will settle in cash rather than the issuance of shares of our common stock. The value of these awards fluctuates with changes in our stock price, with the resulting gains or losses reflected in the period of the change. We have recorded current and non-current liabilities related to these awards reflected in our consolidated balance sheets at October 31, 2020 and 2019, included elsewhere within this Annual Report on Form 10-K.
In addition, we have granted performance share awards which settle in cash and shares upon vesting. The award granted during the year ended October 31, 2018 has vesting criteria based on a market condition (relative total shareholder return) and an internal performance condition (earnings per share growth). The awards granted during the years ended October 31, 2020 and 2019 use return on net assets as the vesting condition and settle in cash. We use a Monte Carlo simulation model to value the market condition and our stock price on the date of grant to value the internal performance condition. We bifurcate the liability and equity portion of the awards (amounts expected to settle in cash and shares, respectively) and recognize expense ratably over the vesting period of three years. We estimate that the performance measures will be met and shares will vest at target until the year of settlement (third year of cliff vesting). As of October 31, 2020, we do not expect any performance share awards to vest.
We also awarded performance restricted stock units to key employees and officers in December 2019, 2018, and 2017. These awards cliff vest upon a three-year service period with the absolute total shareholder return of our common stock over this three-year term as the vesting criteria. The number of performance restricted stock units earned is variable depending on the metric achieved, and the settlement method is 100% in our common stock, with accrued dividends paid in cash at the time of vesting, assuming the shares had been outstanding throughout the performance period. To value the performance restricted stock units, we use a Monte Carlo simulation model to arrive at a grant-date fair value. This amount will be adjusted for forfeitures and expensed over the three-year term of the award with a credit to additional paid-in-capital. Similar to performance shares, the performance restricted stock units are not considered outstanding shares, do not have voting rights, and are excluded from diluted weighted-average shares used to calculate earnings per share until the performance criteria is probable to result in the issuance of contingent shares. As of October 31, 2020, we have deemed 32,322 shares related to the December 2017 grants of performance restricted stock units as probable to vest.

Contractual Obligations and Commercial Commitments
Our contractual obligations and commercial commitments include unconditional purchase obligations which consist of commitments to buy miscellaneous parts, inventory, and expenditures related to capital projects in progress. In addition, during fiscal 2021, we expect to contribute approximately $0.5 million to our pension plan to meet our minimum contribution requirements. Pension contributions beyond 2021 cannot be determined since the amount of any contribution is heavily dependent on the future economic environment and investment returns on pension plan assets. Obligations are based on current and projected obligations of the plans, performance of the plan assets, if applicable, and the timing and amount of funding contributions. At October 31, 2020, we have recorded a long-term liability for deferred pension and postretirement benefits totaling $10.9 million. We believe the effect of the plans on liquidity is not significant to our overall financial condition.
Our supplemental benefit plan and deferred compensation plan liabilities fluctuate based on changes in the market value of certain equity securities, including our common stock. As of October 31, 2020, our liability under the supplemental benefit plan and the deferred compensation plan was approximately $2.6 million and $3.3 million, respectively.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as such term is defined in the rules promulgated by the SEC, that we believe would be material to investors and for which it is reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Effects of Inflation
We have experienced the impact of inflation on our cost of raw materials, labor, freight and overhead.  Although we use contractual price indexing along with periodic base price increases to minimize the effect of inflation on our results, we have not been able to fully recover all of the inflationary cost increases.  We believe inflation has not had a significant effect on our earnings or financial position over the previous three fiscal years. We cannot provide assurance, however, that our results of operations and financial position will not be materially impacted by inflation in the future.
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
In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20). This amendment modifies the disclosure requirements for employers that sponsor defined benefit pensions or other postretirement plans. Specifically, the amendment removes disclosures which were no longer considered cost beneficial, clarifies certain disclosure requirements, and adds disclosures identified as relevant. This amendment becomes effective for fiscal years beginning after December 15, 2020, including interim periods within that fiscal year. We expect to adopt this amendment during fiscal 2022 with no material impact on our consolidated financial statements.

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
Interest Rate Risk
Our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Based upon the balances of the variable rate debt at October 31, 2020, a hypothetical 1.0% increase or decrease in interest rates could result in approximately $1.0 million of additional pre-tax charges or credit to our operating results. This sensitivity pertains primarily to our outstanding revolving credit facility borrowings outstanding under the 2018 Credit Facility as of October 31, 2020.
Foreign Currency Rate Risk
Our international operations have exposure to foreign currency rate risks, primarily due to fluctuations in the Euro, the British Pound Sterling and the Canadian Dollar. From time to time, we enter into foreign exchange contracts associated with our operations to manage a portion of the foreign currency rate risk. Less than $0.1 million of foreign exchange derivatives were included in total assets as of October 31, 2019. There were no corresponding derivatives outstanding as of October 31, 2020. These foreign currency derivative contracts hedge cross-border intercompany and commercial activity for our insulating glass spacer business. Although these derivatives hedge our exposure to fluctuations in foreign currency rates, we do not apply hedge accounting and therefore, the change in the fair value of these foreign currency derivatives is recorded directly to other, net in the accompanying consolidated statements of income (loss). To the extent the gain or loss on the derivative instrument offsets the gain or loss from the remeasurement of the underlying foreign currency balance, changes in exchange rates should have no effect.
During October 2018, we settled an unhedged foreign currency intercompany loan which facilitated the Liniar acquisition. For the year ended October 31, 2018, we realized a loss of less than $0.1 million related to this foreign currency exposure.
Since the 2016 Brexit vote, the primary impact on Quanex’s financial performance has been related to foreign currency fluctuations of the British Pound Sterling. This fluctuation has driven foreign currency translation impacts, as well as raw material cost increases from upstream suppliers located outside of the U.K.
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
We have historically charged certain customers a surcharge related to petroleum-based raw materials. The surcharge was intended to offset the rising cost of products which are highly correlated to the price of oil including butyl and other oil-based raw materials. The surcharge is in place with the majority of our customers who purchase these products and is adjusted monthly based upon the 90-day average published price for Brent crude. The oil-based raw materials that we purchase are subject to similar pricing schemes. As such, our long-term exposure to increases in oil-based raw material prices is significantly reduced under this surcharge program, but given the recent disruptions in the oil and gas market, we bear an obligation to repay customers for the fall in commodity price that is not reflected in the pricing of products sold to them. In March and October 2020, we sent a notice to our customers on this to address the mismatch.
Similarly, NA Cabinet Components includes a price index provision in the majority of its customer arrangements to insulate against significant fluctuations in the price for various hardwood products used as the primary raw material for kitchen and bathroom cabinet doors. Like our vinyl extrusion business, we are exposed to short-term volatility in wood prices due to a lag in the timing of price updates which generally could extend for up to three months.
While we maintain surcharges and other adjusters to manage our exposure to changes in the prices of our critical raw materials, we use several commodities in our business that are not covered by contractual surcharges or adjusters for which pricing can fluctuate, including titanium dioxide (TiO2), silicone and other inputs.

Item 8. Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS

Quanex Building Products Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Quanex Building Products Corporation

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Quanex Building Products Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of October 31, 2020 and 2019, the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of October 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated December 11, 2020 expressed an unqualified opinion.

Change in accounting principle
As discussed in Note 19 to the consolidated financial statements, the Company has changed its method of accounting for leases due to the adoption of the new leasing standard. The Company adopted the new leasing standard by recognizing a cumulative catch-up adjustment to the opening balance sheet as of November 1, 2019.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical audit matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Qualitative goodwill impairment assessment

As described further in Note 1 to the financial statements, the Company is required to evaluate goodwill for impairment annually or more frequently if indicators of impairment exist. In evaluating whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the Company performed a qualitative assessment of relevant events and circumstances that could impact the fair value of such reporting unit. If, after assessing the totality of events and circumstances, it is deemed more likely than not that the fair value of the reporting unit is less than its carrying amount, the Company estimates the fair value of the reporting unit by performing a quantitative goodwill impairment assessment. The Company determined that indicators of impairment existed as of March 31, 2020 for all reporting units. As such, the Company performed a qualitative assessment for each of the reporting units. As a result of the analysis, the Company determined for each of the reporting units that the goodwill was not more likely than not impaired, and no quantitative assessment was necessary. We identified the Company’s assessment of qualitative factors for the March 31, 2020 goodwill impairment assessment as a critical audit matter.

The principal consideration for our determination that the assessment of qualitative factors for the March 31, 2020 goodwill impairment assessment is a critical audit matter is that there are significant judgments management made in assessing and weighting the relevant qualitative factors in determining whether it was more likely than not that the fair value of its reporting units was less than its carrying amount. As disclosed by management, qualitative factors may include, but are not limited to, (i) macroeconomic conditions, (ii) industry and market considerations, (iii) cost factors, (iv) overall financial performance of the reporting unit and (v) other relevant entity-specific events.

Our audit procedures related to the relevant qualitative factors for each reporting unit included in the March 31, 2020 goodwill impairment assessment to evaluate whether it is more likely than not the fair value of each reporting unit is less than the carrying value included the following, among others.

•We tested the design and operating effectiveness of controls related to the evaluation of the assumptions and inputs used as part of management’s review of the qualitative assessment.
•We evaluated the qualitative factors used by management for reasonableness, which included a consolidated market capitalization reconciliation and an assessment of the macroeconomic conditions and forecasted performance for each reporting unit.
•We compared the actual results of each reporting unit to the Company’s historical forecasted performance to evaluate the accuracy of management’s estimates.

Quantitative goodwill impairment assessment of the reporting unit included in the North American Cabinet Components operating segment

As described further in Note 1 to the financial statements, the Company performs its annual goodwill impairment test as of August 31. The Company performed a quantitative assessment of the reporting unit in the North American (NA) Cabinet Components primarily due to the recent impairment of goodwill during the second and fourth quarters of 2019 and the history of narrow margin of fair value above carrying value in the quantitative assessments performed in prior years. We identified the estimation of the fair value of the reporting unit included in the NA Cabinet Components operating segment as a critical audit matter.

The principal considerations for our determination that the quantitative goodwill impairment assessment of the reporting unit included in the NA Cabinet Components operating segment is a critical audit matter include the significant judgments and assumptions management makes to estimate the fair value of the reporting unit. Auditing the fair value of the reporting unit involved a high degree of auditor judgment, subjectivity and audit effort in evaluating management’s significant assumptions, including future revenues, earnings and cash flows, expected growth rates, terminal growth rates, discount rates, guideline public companies and market multiples. In addition, the audit effort involved the use of valuation specialists to assist in performing these procedures and evaluating the audit evidence obtained.

Our audit procedures related to the estimation of the fair value of the reporting unit included in the NA Cabinets Components operating segment included the following, among others.

•We tested the effectiveness of controls over goodwill impairment including those over the determination of fair value, including controls relating to management’s development of forecasts of future revenues, earnings and cash flows, discount rates, market multiples and selection of guideline public companies.
•We evaluated management’s ability to accurately forecast revenues, earnings and cash flows by comparing actual results to management’s historical forecasts.
•We evaluated the reasonableness of management’s forecasts of revenues, earnings and cash flows by comparing the forecasts to historical revenues, earnings and cash flows, communications to the Board of Directors, press releases and industry reports.
•We utilized our valuation specialists to evaluate:
◦The discount rate, including the testing of underlying source information and the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the discount rates selected by management.

◦Market multiples by evaluating the selected comparable publicly traded companies and the adjustments made for difference in growth prospects and risk profiles between the reporting unit and the comparable publicly traded companies. We tested the underlying source information and mathematical accuracy of calculations.

/s/ GRANT THORNTON LLP

We have served as the Company's auditor since 2014.

Houston, Texas
December 11, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Quanex Building Products Corporation
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Quanex Building Products Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of October 31, 2020, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2020, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended October 31, 2020, and our report dated December 11, 2020 expressed an unqualified opinion on those financial statements.

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
December 11, 2020

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2020 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on this assessment, management has concluded that, as of October 31, 2020, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles based on such criteria.
Grant Thornton LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED BALANCE SHEETS
As of October 31, 2020 and 2019

	October 31,
	2020	2019
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$51,621	$30,868
Accounts receivable, net of allowance for doubtful accounts of $161 and $393	88,287	82,946
Inventories, net	61,181	67,159
Prepaid and other current assets	6,217	9,353
Total current assets	207,306	190,326
Property, plant and equipment, net of accumulated depreciation of $340,144 and $317,568	184,104	193,600
Operating lease right-of-use assets	51,824	—
Goodwill	146,154	145,563
Intangible assets, net	93,068	107,297
Other assets	9,129	8,324
Total assets	$691,585	$645,110
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$77,335	$63,604
Accrued liabilities	38,289	39,221
Income taxes payable	6,465	6,183
Current maturities of long-term debt	692	746
Current operating lease liabilities	7,459	—
Total current liabilities	130,240	109,754
Long-term debt	116,728	156,414
Noncurrent operating lease liabilities	44,873	—
Deferred pension and postretirement benefits	10,923	13,322
Deferred income taxes	19,116	19,363
Liability for uncertain tax positions	522	556
Other liabilities	13,424	15,514
Total liabilities	335,826	314,923
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, shares authorized 1,000,000 issued and outstanding - none	—	—
Common stock, $0.01 par value, shares authorized 125,000,000 issued 37,296,166 and 37,370,402 respectively; outstanding 32,804,737 and 33,021,789, respectively	373	374
Additional paid-in-capital	253,458	254,673
Retained earnings	213,517	185,703
Accumulated other comprehensive loss	(33,024)	(33,817)
Less: Treasury stock at cost, 4,491,429 and 4,348,613 shares, respectively	(78,565)	(76,746)
Total stockholders’ equity	355,759	330,187
Total liabilities and stockholders' equity	$691,585	$645,110
See notes to consolidated financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
For the Years Ended October 31, 2020, 2019 and 2018

	Year Ended October 31,
	2020	2019	2018
	(In thousands, except per share amounts)
Net sales	$851,573	$893,841	$889,785
Cost and expenses:
Cost of sales (excluding depreciation and amortization)	658,750	694,420	697,022
Selling, general and administrative	89,707	101,292	103,758
Restructuring charges	622	370	1,486
Depreciation and amortization	47,229	49,586	51,822
Asset impairment charges	—	74,600	—
Operating income (loss)	55,265	(26,427)	35,697
Non-operating income (expense):
Interest expense	(5,245)	(9,643)	(11,100)
Other, net	280	116	1,156
Income (loss) before income taxes	50,300	(35,954)	25,753
Income tax (expense) benefit	(11,804)	(10,776)	800
Net income (loss)	$38,496	$(46,730)	$26,553

Basic earnings (loss) per common share	$1.18	$(1.42)	$0.77

Diluted earnings (loss) per common share	$1.17	$(1.42)	$0.76

Weighted-average common shares outstanding:
Basic	32,689	32,960	34,701
Diluted	32,821	32,960	35,025

Cash dividends per share	$0.32	$0.32	$0.20

See notes to consolidated financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended October 31, 2020, 2019 and 2018

	Year Ended October 31,
	2020	2019	2018
	(In thousands)
Net income (loss)	$38,496	$(46,730)	$26,553
Other comprehensive income (loss):
Foreign currency translation adjustments gain (loss)	1,078	1,864	(6,640)
Change in pension from net unamortized (loss) gain (pretax)	(376)	(6,572)	2,253
Change in pension from net unamortized (loss) gain tax benefit (expense)	91	1,596	(1,242)
Total other comprehensive income (loss), net of tax	793	(3,112)	(5,629)
Comprehensive income (loss)	$39,289	$(49,842)	$20,924

See notes to consolidated financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Years Ended October 31, 2020, 2019 and 2018

	Common Stock				Accumulated	Treasury Stock		Total
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Shares	Amount	Stockholders’ Equity
	(In thousands, except share amounts)
Balance at October 31, 2017	37,508,877	$375	$255,719	$226,549	$(25,076)	(2,670,743)	$(49,875)	$407,692
Net income	—	—	—	26,553	—	—	—	26,553
Foreign currency translation adjustment	—	—	—	—	(6,640)	—	—	(6,640)
Change in pension from net unamortized gain (net of tax expense of $1,242)	—	—	—	—	1,011	—	—	1,011
Common dividends ($0.20 per share)	—	—	—	(7,020)	—	—	—	(7,020)
Treasury shares purchased, at cost						(1,900,000)	(32,034)	(32,034)
Expense related to stock-based compensation	—	—	1,874	—	—	—	—	1,874
Stock options exercised	—	—	(149)	(2,141)	—	377,218	7,036	4,746
Restricted stock awards granted	—	—	(1,371)	—	—	73,400	1,371	—
Performance share awards vested	—	—	(473)	—	—	25,340	473	—
Other	(75,060)	(1)	(922)	(37)	—	—	—	(960)
Balance at October 31, 2018	37,433,817	$374	$254,678	$243,904	$(30,705)	(4,094,785)	$(73,029)	$395,222
Net loss	—	—	—	(46,730)	—	—	—	(46,730)
Foreign currency translation adjustment	—	—	—	—	1,864	—	—	1,864
Change in pension from net unamortized loss (net of tax of benefit of $1,596)	—	—	—	—	(4,976)	—	—	(4,976)
Common dividends ($0.32 per share)	—	—	—	(10,644)	—	—	—	(10,644)
Expense related to stock-based compensation	—	—	2,045	—	—	—	—	2,045
Treasury shares purchased, at cost	—	—	—	—	—	(583,398)	(9,551)	(9,551)
Stock options exercised	—	1	—	(322)	—	204,770	3,609	3,288
Restricted stock awards granted	—	—	(1,720)	(505)	—	124,800	2,225	—
Other	(63,415)	(1)	(330)	—	—	—	—	(331)
Balance at October 31, 2019	37,370,402	$374	$254,673	$185,703	$(33,817)	(4,348,613)	$(76,746)	$330,187
Net income	—	—	—	38,496	—	—	—	38,496
Foreign currency translation adjustment	—	—	—	—	1,078	—	—	1,078
Change in pension from net unamortized loss (net of tax benefit of $91)	—	—	—	—	(285)	—	—	(285)
Common dividends ($0.32 per share)	—	—	—	(10,534)	—	—	—	(10,534)
Treasury shares purchased, at cost	—	—	—	—	—	(450,000)	(7,233)	(7,233)
Expense related to stock-based compensation	—	—	879	—	—	—		879
Stock options exercised	—	—	66	(242)	—	215,733	3,801	3,625
Restricted stock awards granted	—	—	(1,212)	94	—	63,400	1,118	—
Performance share awards vested	—	—	(495)	—	—	28,051	495	—
Other	(74,236)	(1)	(453)	—	—	—	—	(454)
Balance at October 31, 2020	37,296,166	$373	$253,458	$213,517	$(33,024)	(4,491,429)	$(78,565)	$355,759
See notes to consolidated financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
For the Years Ended October 31, 2020, 2019 and 2018

	Year Ended October 31,
	2020	2019	2018
	(In thousands)
Operating activities:
Net income (loss)	$38,496	$(46,730)	$26,553
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	47,229	49,586	51,822
Loss (gain) on disposition of capital assets	—	732	(142)
Stock-based compensation	879	2,045	1,874
Deferred income tax	(189)	3,260	(5,556)
Charge for deferred loan costs and debt discount	—	—	1,064
Asset impairment charges	—	74,600	—
Other, net	1,689	2,176	135
Changes in assets and liabilities, net of effects from acquisitions:
(Increase) decrease in accounts receivable	(5,766)	574	(5,550)
Decrease in inventory	6,119	3,797	17,230
Decrease (increase) in other current assets	2,896	(2,014)	217
Increase in accounts payable	15,922	8,124	8,325
(Decrease) increase in accrued liabilities	(3,156)	(6,760)	6,892
Increase in income taxes payable	237	3,416	676
(Decrease) increase in deferred pension and postretirement benefits	(2,775)	2,531	2,038
(Decrease) increase in other long-term liabilities	(236)	513	(523)
Other, net	(549)	522	(444)
Cash provided by operating activities	100,796	96,372	104,611
Investing activities:
Capital expenditures	(25,726)	(24,883)	(26,484)
Proceeds from disposition of capital assets	502	1,324	432
Cash used for investing activities	(25,224)	(23,559)	(26,052)
Financing activities:
Borrowings under credit facility	114,500	83,500	268,500
Repayments of credit facility borrowings	(154,000)	(136,000)	(296,250)
Debt issuance costs	—	—	(1,001)
Repayments of other long-term debt	(1,027)	(1,526)	(1,798)
Common stock dividends paid	(10,534)	(10,644)	(7,020)
Issuance of common stock	3,626	3,287	4,746
Payroll tax paid to settle shares forfeited upon vesting of stock	(454)	(330)	(960)
Purchase of treasury stock	(7,233)	(9,551)	(32,034)
Cash used for financing activities	(55,122)	(71,264)	(65,817)
Effect of exchange rate changes on cash and cash equivalents	303	316	(1,194)
Increase in cash and cash equivalents	20,753	1,865	11,548
Cash and cash equivalents at beginning of period	30,868	29,003	17,455
Cash and cash equivalents at end of period	$51,621	$30,868	$29,003
See notes to consolidated financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations, Basis of Presentation and Significant Accounting Policies
Nature of Operations
Quanex Building Products Corporation is a component supplier to original equipment manufacturers (OEMs) in the building products industry. These components can be categorized as window and door (fenestration) components and kitchen and bath cabinet components. Examples of fenestration components include: (1) energy-efficient flexible insulating glass spacers, (2) extruded vinyl profiles, (3) window and door screens, and (4) precision-formed metal and wood products. We also manufacture cabinet doors and other components for OEMs in the kitchen and bathroom cabinet industry. In addition, we provide certain other non-fenestration components and products, which include solar panel sealants, trim moldings, vinyl decking, fencing, water retention barriers, and conservatory roof components. We have organized our business into three reportable business segments: (1) North American Fenestration (NA Fenestration), (2) European Fenestration (EU Fenestration) and (3) North American Cabinet Components (NA Cabinet Components). For additional discussion of our reportable business segments, see Note 16, "Segment Information." We use low-cost production processes and engineering expertise to provide our customers with specialized products for their specific window, door, and cabinet applications. We believe these capabilities provide us with unique competitive advantages. We serve a primary customer base in North America and the United Kingdom (U.K.), and also serve customers in international markets through our operating plants in the U.K. and Germany, as well as through sales and marketing efforts in other countries.
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
Use of Estimates
In preparing financial statements, we make informed judgments and estimates that affect the reported amounts of assets and liabilities as of the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting period. We review our estimates on an ongoing basis, including those related to impairment of long lived assets and goodwill, pension and retirement liabilities, contingencies and income taxes. Changes in facts and circumstances may result in revised estimates and actual results may differ from these estimates. During the year ended October 31, 2018, we recorded a change in estimate related to certain assets involved in restructuring activities, as more fully described under the caption "Restructuring."
A summary of our significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:
Revenue from Contracts with Customers
Revenue recognition
We recognize revenue that reflects the consideration we expect to receive for product sales upon transfer to customers. Revenue for product sales is recognized when control of the promised products is transferred to our customers, and we are entitled to consideration in exchange for such transfer. We account for a contract when a customer provides us with a firm purchase order that identifies the products to be provided, the payment terms for those products, and when collectability of the consideration due is probable.
Performance obligations
A performance obligation is a promise to provide the customer with a good or service. Our performance obligations include product sales, with each product included in a customer contract being recognized as a separate performance obligation. For contracts with multiple performance obligations, the standalone selling price of each product is generally readily observable.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Shipping and handling costs
We account for shipping and handling services as fulfillment services; accordingly, freight revenue is combined with the product deliverable rather than being accounted for as a distinct performance obligation within the terms of the agreement. Shipping and handling costs incurred by us for the delivery of goods to customers are considered a cost to fulfill the contract and are included in cost of sales in the accompanying consolidated statements of income.
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
The following table summarizes our product sales for the three years ended October 31, 2020, 2019, and 2018 into groupings by segment which we believe depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors. For further details regarding our results by segment, refer to Note 16, “Segment Information."

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended October 31,
	2020	2019	2018
	(in thousands)
NA Fenestration:
United States - fenestration	$427,616	$439,536	$412,000
International - fenestration	28,585	31,106	39,309
United States - non-fenestration	19,279	17,061	18,211
International - non-fenestration	7,935	16,134	15,846
	$483,415	$503,837	$485,366
EU Fenestration:
International - fenestration	134,432	139,638	135,415
International - non-fenestration	26,622	25,359	24,558
	$161,054	$164,997	$159,973
NA Cabinet Components:
United States - fenestration	$11,842	$13,144	$14,596
United States - non-fenestration	196,479	214,211	232,990
International - non-fenestration	1,778	2,289	2,227
	$210,099	$229,644	$249,813
Unallocated Corporate & Other:
Eliminations	$(2,995)	$(4,637)	$(5,367)
	$(2,995)	$(4,637)	$(5,367)
Net sales	$851,573	$893,841	$889,785
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
Concentration of Credit Risk and Allowance for Doubtful Accounts
Certain of our businesses or product lines are largely dependent on a relatively few large customers. Although we believe we have an extensive customer base, the loss of one of these large customers or if such customers were to incur a prolonged period of decline in business, our financial condition and results of operations could be adversely affected. For the year ended October 31, 2020, one customer provided more than 10% of our consolidated net sales. For the years ending October 31, 2019 and 2018, no customers provided more than 10% of our consolidated net sales.
We have established an allowance for doubtful accounts to estimate the risk of loss associated with our accounts receivable balances. Our policy for determining the allowance is based on factors that affect collectability, including: (a) historical trends of write-offs, recoveries and credit losses; (b) the credit quality of our customers; and (c) projected economic and market conditions. We believe our allowance is adequate to absorb any known or probable losses as of October 31, 2020.
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
Long-Lived Assets
Property, Plant and Equipment and Intangible Assets with Defined Lives
We make judgments and estimates related to the carrying value of property, plant and equipment, intangible assets with defined lives, and long-lived assets, which include determining when to capitalize costs, the depreciation and amortization methods to use and the useful lives of these assets. We evaluate these assets for impairment when there are indicators that the carrying values of these assets might not be recoverable. Such indicators of impairment may include changes in technology, significant market fluctuations, historical losses or loss of a significant customer, or other changes in circumstance that could affect the assets’ ability to generate future cash flows. When we evaluate these assets for impairment, we compare the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset to its carrying value. If the carrying value exceeds the sum of the undiscounted cash flows, and there is no alternative use for the asset, we determine that the asset is impaired. To measure the impairment charge, we compare the carrying amount of the long-lived asset to its fair value, as determined by quoted market prices in active markets, if available, or by discounting the projected future cash flows. This calculation of fair value requires us to develop and employ long-term forecasts of future operating results related to these assets. These forecasts are based on assumptions about demand for our products and future market conditions. Future events and unanticipated changes to these assumptions could require a provision for impairment, resulting in a charge to net income during the period of the change.
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
Changes in market conditions throughout 2019 impacted our long-term forecasts of future operating results with regard to the reduction of significant sales volume to a large customer of our United States (U.S.) vinyl operations, and lower-than-expected operating performance of our NA Cabinet Components business. The World Health Organization's (WHO), declaration of COVID-19 as a global pandemic also created significant changes in market conditions throughout 2020. We determined that these conditions were indicators of triggering events which necessitated an evaluation of certain long-term assets used in these businesses for potential impairment. We compared the projected undiscounted cash flows we expected to realize associated with these assets over the remaining useful lives of the primary operating assets to the net book value of the long-term assets, including goodwill, and determined that these assets were not impaired. Therefore, we did not record an impairment charge related to property, plant and equipment or intangible assets with defined lives during the years ended October 31, 2020 and 2019. There were no indicators of triggering events noted for the year ended October 31, 2018.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

lives of the assets. We capitalize betterments which extend the useful lives or significantly improve the operational efficiency of assets. We expense repair and maintenance costs as incurred.
The estimated useful lives of our primary asset categories at October 31, 2020 were as follows:

Useful Life (in Years)
Land improvements	7 to 25
Buildings	25 to 40
Building improvements	5 to 20
Machinery and equipment	2 to 15
Leasehold improvements are depreciated over the shorter of their estimated useful lives or the term of the lease.
Goodwill
We use the acquisition method to account for business combinations and, to the extent that the purchase price exceeds the fair value of the net assets acquired, we record goodwill. In accordance with U.S. GAAP, we are required to evaluate our goodwill at least annually. We perform our annual goodwill assessment as of August 31, or more frequently if indicators of impairment exist. Qualitative factors that indicate impairment could include, but are not limited to, (i) macroeconomic conditions, (ii) industry and market considerations, (iii) cost factors, (iv) overall financial performance of the reporting unit, and (v) other relevant entity-specific events. The first step in our annual goodwill assessment is to perform the optional qualitative assessment allowed by ASC Topic 350 “Intangibles - Goodwill and Other” (ASC 350). In our qualitative assessment, we evaluate relevant events or circumstances to determine whether it is more likely than not (i.e., greater than 50%) that the fair value of a reporting unit is less than its carrying amount. If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, ASC 350 requires us to compare the fair value of such reporting unit to its carrying value including goodwill. To determine the fair value of our reporting units, we use multiple valuation techniques including a discounted cash flow analysis, using the applicable weighted average cost of capital, in combination with a market approach that uses market multiples and a selection of guideline public companies. This test requires us to make assumptions about the future growth of our business and the market in general, as well as other variables such as the level of investment in capital expenditure, growth in working capital requirements and the terminal or residual value of our reporting units beyond the periods of estimated annual cash flows. We use a third-party valuation firm to assist us with this analysis. If the fair value of each reporting unit exceeds its carrying value, no action is required. Otherwise, an impairment loss is recorded to the extent that the carrying amount of the reporting unit including goodwill exceeds the fair value of that reporting unit. We believe the estimates and assumptions used in our impairment assessment are reasonable based on available market information, but variations in any of the assumptions could result in materially different calculations of fair value and determinations of whether or not an impairment is indicated during current or future periods.
As a result of quantitative assessments performed during the year ended October 31, 2019, we recorded impairment charges totaling $74.6 million during the year ended October 31, 2019, reducing the goodwill balance applicable to the reporting unit included in our NA Cabinet Components operating segment from $113.7 million to $39.1 million.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

At our annual testing date, August 31, 2020, we had five reporting units with goodwill balances: two reporting units included in our NA Fenestration operating segment, two reporting units included in our EU Fenestration operating segment, and one reporting unit included in our NA Cabinet Components operating segment. We performed a qualitative assessment of the two reporting units in the NA Fenestration segment and one of the reporting units in the EU Fenestration segment. This review included an analysis of historical goodwill test results, operating results relative to forecast, projected results over the next five years, and other measures and concluded that there were no indicators of potential impairment associated with these reporting units. Therefore, no additional testing was deemed necessary for these three reporting units. Also, at our annual testing date, we performed a quantitative assessment of the reporting unit in our NA Cabinet Components segment primarily due to the recent impairment of goodwill during the second and fourth quarters of 2019 and the history of a narrow margin of fair value above carrying value in quantitative assessments performed in prior years. We also elected to update the quantitative assessment of the other reportable unit in the EU Fenestration operating segment. We determined that the fair value of these reporting units exceeded their carrying values by approximately 5% and 36%, respectively. We concluded that no impairment was necessary.
Restructuring
We accrue one-time severance costs pursuant to an approved plan of restructuring at the communication date, when affected employees have been notified of the potential severance and sufficient information has been provided for the employee to calculate severance benefits, in the event the employee is involuntarily terminated. In addition, we accrue costs associated with the termination of contractual commitments including leases at the time the lease is terminated pursuant to the lease provisions or in accordance with another agreement with the landlord. Otherwise, we continue to recognize lease expense through the cease-use date. After the cease-use date, we determine if our operating lease payments are at market. We assume sublet of the facility at the market rate. To the extent our lease obligations exceed the fair value rentals, we discount to arrive at the present value and record a liability. If the facility is not sublet, we expense the amount of the assumed sublet in the current period. For other costs directly related to the restructuring effort, such as equipment moving costs, we expense in the period incurred.
COVID-19 Impact
On March 11, 2020, the WHO declared the outbreak of COVID-19 as a global pandemic and advised aggressive containment action. In response to this declaration and the rapid global spread of COVID-19, national, state, and local governments have taken extraordinary and continuously evolving measures to limit the outbreak and spread of the virus, including travel bans, quarantines, "stay-at-home" orders and similar mandates imposing varying degrees of restrictions on social and non-essential commercial activity to promote social distancing. Measures providing for business shutdowns generally exclude certain essential services commonly including critical infrastructure such as construction and the businesses that support that critical infrastructure. To date, we have not experienced significant challenges or expenses implementing crisis management plans intended to meet government requirements for containment and prevention.
The COVID-19 pandemic and actions taken in response thereto are continuing to have an adverse effect on many sectors of the economy. We initially reduced operating schedules and implemented furloughs to balance production and demand, but all facilities were operational as of October 31, 2020. However, the duration and severity of the COVID-19 pandemic, the actions to contain the pandemic and treat its impacts, and the effects on our operations are highly uncertain and cannot be predicted at this time. Therefore, while we expect some negative impacts on our business, results of operations, cash flows and financial position, the overall financial impact cannot be reasonably estimated at this time.
Additionally, in response to the business environment impacted by COVID-19 during 2020, we reduced capital expenditures and discretionary spending during the second and third quarters of the year. We have currently resumed our normal business operations but we continue to closely monitor our working capital needs as events unfold.
As a result of the economic and business impact of COVID-19, we may be required to revise certain accounting estimates and judgments such as, but not limited to, those related to the valuation of goodwill, intangibles, right-of-use assets, long-lived assets, accounts receivable (including allowances for doubtful accounts), and inventory, which could have a material adverse effect on our financial position and results of operations.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Income Taxes
We record the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and the amounts reported in our consolidated balance sheets, as well as net operating losses and tax credit carry forwards. We evaluate the carrying value of the net deferred tax assets and determine whether we will be able to generate sufficient future taxable income to realize our deferred tax assets. We perform this review for recoverability on a jurisdictional basis, whereby we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence can be objectively verified. Cumulative losses in recent years is a significant piece of negative evidence that is difficult to overcome in determining that a valuation allowance is not needed against deferred tax assets. Thus, it is generally difficult for positive evidence regarding projected future taxable income exclusive of reversing taxable temporary differences to outweigh objective negative evidence of recent financial reporting losses. We recorded net income for the years ended October 31, 2020 and October 31, 2018 and net loss for the year ended October 31, 2019. We have recorded pre-tax cumulative income from operations of $40.1 million for the three-year period ended October 31, 2020. We believe we will fully realize our deferred tax assets, net of a recorded valuation allowance. We project future taxable income using the same forecasts used to test long-lived assets and intangibles for impairment, scheduling out the future reversal of existing taxable temporary differences and reviewing our most recent financial operations. In the event the estimates and assumptions indicate we will not generate sufficient future taxable income to realize our deferred tax assets, we record a valuation allowance against a portion of our deferred tax assets.
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
On December 22, 2017, the Tax Cuts and Jobs Act (the Act) was signed into law. The Act reduced our federal income tax statutory rate from 35.0% to 21.0% for each of the fiscal years ended October 31, 2020 and 2019, respectively. For the fiscal year ended October 31, 2018 we used a rate of 23.3%, which reflects the period of November 1, 2017 through December 31,

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2017 at the previous 35% rate, and the period of January 1, 2018 through October 31, 2018 at the new 21% rate. We have re-measured our deferred income tax assets and liabilities and have recorded tax expense for the one-time mandatory transition tax on deemed repatriation of previously tax-deferred and unremitted foreign earnings. For further details of the impact of the Act, see Note 10, "Income Taxes."
Final regulations were published by the Internal Revenue Service regarding Uniform Capitalization (UNICAP) that became effective during fiscal 2020. Also, on March 27, 2020, The Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law. We are evaluating these regulations but do not believe they will result in a material impact on our consolidated financial statements.
Derivative Instruments
We have historically used financial and commodity-based derivative contracts to manage our exposure to fluctuations in foreign currency exchange rates and aluminum prices. All derivatives are measured at fair value on a recurring basis. We have not designated the derivative instruments we use as cash flow hedges under ASC Topic 815 "Derivatives and Hedging” (ASC 815). Therefore, all gains and losses, both realized and unrealized, are recognized in the consolidated statements of income (loss) in the period of the change as the underlying assets and liabilities are marked-to-market. We do not enter into derivative instruments for speculative or trading purposes. As such, these instruments are considered economic hedges, and are reflected in the operating activities section of the consolidated statements of cash flow.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

We have granted other awards which are linked to the performance of our common stock, but will settle in cash rather than the issuance of shares of our common stock. The value of these awards fluctuates with changes in our stock price, with the resulting gains or losses reflected in the period of the change. We have recorded current and non-current liabilities related to these awards reflected in the accompanying consolidated balance sheets at October 31, 2020 and 2019. See Note 15, “Stock-based Compensation.”
In addition, we have granted performance share awards which settle in cash and shares upon vesting. The award granted during the year ended October 31, 2018 has vesting criteria based on a market condition (relative total shareholder return) and an internal performance condition (earnings per share growth). The awards granted during the years ended October 31, 2020 and 2019 use return on net assets as the vesting condition and settle in cash. We use a Monte Carlo simulation model to value the market condition and our stock price on the date of grant to value the internal performance condition. We bifurcate the liability and equity portion of the awards (amounts expected to settle in cash and shares, respectively) and recognize expense ratably over the vesting period of three years.
We have also granted performance restricted stock units which settle in shares upon vesting. These awards cliff vest upon a three-year service period with the absolute performance of our common stock as the vesting criteria. We used a Monte Carlo simulation model to arrive at a grant-date value of these performance restricted stock units. This amount, which is settled in our common stock, is expensed over the three-year term of the award with a credit to additional paid-in-capital.
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
Supplemental Cash Flow Information
The following table summarizes our supplemental cash flow information for the years ended October 31, 2020, 2019 and 2018 (in thousands):

	Year Ended October 31,
	2020	2019	2018
Cash paid for interest	$4,715	$9,020	$7,890
Cash paid for income taxes	12,118	5,081	4,217
Cash received from income tax refunds	352	1,020	95
Noncash investing and financing activities:
Increase in capitalized expenditures in accounts payable and accrued liabilities	$2,370	$2,897	$264
Related Party Transactions
During the year ended October 31, 2018, we leased several operating facilities from a company that was directly owned by the former owner of our U.K.-based vinyl extrusion business, who was our employee until his retirement in October 2018. We recorded rent expense of $1.3 million related to the related party leases for the year ended October 31, 2018. We did not participate in any related party transactions during the years ended October 31, 2020 and 2019.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Subsequent Events
We have evaluated events occurring after the balance sheet date for possible disclosure as a subsequent event through the date the financial statements were issued.
2. Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable consisted of the following as of October 31, 2020 and 2019 (in thousands):

	October 31,
	2020	2019
Trade receivables	$88,287	$82,745
Other	161	594
Total	88,448	83,339
Less: Allowance for doubtful accounts	161	393
Accounts receivable, net	$88,287	$82,946
The changes in our allowance for doubtful accounts were as follows (in thousands):

	Year Ended October 31,
	2020	2019	2018
Beginning balance as of November 1, 2019, 2018 and 2017, respectively	$393	$325	$333
Bad debt expense	262	700	46
Amounts written off	(494)	(916)	(54)
Recoveries	—	284	—
Balance as of October 31,	$161	$393	$325

3. Inventories
Inventories consisted of the following at October 31, 2020 and 2019 (in thousands):

	October 31,
	2020	2019
Raw materials	$33,298	$32,818
Finished goods and work in process	32,347	35,538
Supplies and other	2,020	2,593
Total	67,665	70,949
Less: Inventory reserves	6,484	3,790
Inventories, net	$61,181	$67,159
The changes in our inventory reserve accounts were as follows (in thousands):

	Year Ended October 31,
	2020	2019	2018
Beginning balance as of November 1, 2019, 2018 and 2017, respectively	$3,790	$4,375	$4,620
Charged to cost of sales	2,713	341	1,201
Write-offs	—	(939)	(1,415)
Other	(19)	13	(31)
Balance as of October 31,	$6,484	$3,790	$4,375

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Property, Plant and Equipment
Property, plant and equipment consisted of the following at October 31, 2020 and 2019 (in thousands):

	October 31,
	2020	2019
Land and land improvements	$10,298	$10,298
Buildings and building improvements	100,576	101,569
Machinery and equipment	398,950	386,953
Construction in progress	14,424	12,348
Property, plant and equipment, gross	524,248	511,168
Less: Accumulated depreciation	340,144	317,568
Property, plant and equipment, net	$184,104	$193,600
Depreciation expense for the years ended October 31, 2020, 2019, and 2018 was $31.8 million, $34.3 million and $35.6 million, respectively.
If there are indicators of potential impairment, we evaluate our property, plant and equipment for recoverability over the remaining useful lives of the assets. We did not incur impairment losses associated with these assets for the years ended October 31, 2020, 2019, and 2018. See further discussion at Note 1, "Nature of Operations, Basis of Presentation and Significant Accounting Policies - Long-Lived Assets - Property, Plant and Equipment and Intangible Assets with Defined Lives."

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
The ROU asset is measured at the initial amount of the lease liability (calculated as the present value of lease payments over the term of the lease) adjusted for lease payments made at or before the lease commencement date and initial direct costs. For operating leases, ROU assets are reduced over the lease term by the recognized straight-line lease expense less the amount of accretion of the lease liability determined using the effective interest method. For finance leases, ROU assets are amortized on a straight-line basis over the shorter of the useful life of the leased asset or the lease term. Interest expense on each finance lease liability is recognized utilizing the effective interest method. ROU assets are tested for impairment in the same manner as

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

long-lived assets. Additionally, we monitor for events or changes in circumstances that may require a reassessment of one of our leases and determine if a remeasurement is required.
The table below presents the lease-related assets and liabilities recorded on the balance sheet at October 31, 2020 (in thousands):

Leases	Classification	October 31, 2020
Assets
Operating lease assets	Operating lease right-of-use assets	$51,824
Finance lease assets	Property, plant and equipment (less accumulated depreciation of $1,089)	15,609
Total lease assets		$67,433

Liabilities
Current
Operating	Current operating lease liabilities	$7,459
Finance	Current maturities of long-term debt	962
Noncurrent
Operating	Noncurrent operating lease liabilities	44,873
Finance	Long-term debt	14,236
Total lease liabilities		$67,530

The table below presents the components for the year ended October 31, 2020 (in thousands):

Components of lease costs	Year Ended October 31, 2020
Operating lease cost	$8,866
Finance lease cost
Amortization of leased assets	1,181
Interest on lease liabilities	557
Variable lease costs	748
Total lease cost	$8,316

The table below presents supplemental cash flow information related to leases for the year ended October 31, 2020 (in thousands):

Supplemental Cash Flow Information	Year Ended October 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Finance leases - financing cash flows	$1,092
Finance leases - operating cash flows	$557
Operating leases - operating cash flows	$8,681

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$19,559
Finance Leases	$398

The table below presents the weighted average remaining lease terms and weighted average discount rates for the Company's leases as of October 31, 2020:

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Year Ended October 31, 2020
Weighted average remaining lease term (in years)
Operating leases	7.8
Financing leases	15.25

Weighted average discount rate
Operating leases	3.52%
Financing leases	3.62%

The table below presents the maturity of the lease liabilities as of October 31, 2020 (in thousands):

	Operating Leases	Finance Leases
2021	$9,191	$1,496
2022	8,754	1,449
2023	8,340	1,350
2024	7,581	1,247
2025	6,166	1,188
Thereafter	19,941	12,768
Total lease payments	59,973	19,498
Less: present value discount	7,641	4,300
Total lease liabilities	$52,332	$15,198

As a result of the adoption of ASC Topic 842, we are required to present future minimum lease payments for operating and financing obligations having initial or remaining non-cancelable lease terms in excess of one year. These future minimum lease payments were previously disclosed in our 2019 Annual Report on Form 10-K and accounted for under previous lease guidance. Commitments as of October 31, 2019 were as follows (in thousands):

	Operating Leases	Finance Leases
2020	$9,121	$1,020
2021	6,981	810
2022	6,012	815
2023	5,506	973
2024	4,699	713
Thereafter	15,220	11,392
Total	$47,539	$15,723
Less: amount representing interest		5,064
Present value of minimum lease payments		$10,659

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Goodwill and Intangible Assets
Goodwill
The change in the carrying amount of goodwill for the years ended October 31, 2020 and 2019 was as follows (in thousands):

	Year Ended October 31,
	2020	2019
Beginning balance as of November 1, 2020 and 2019	$145,563	$219,627
Goodwill impairment charge	—	(74,600)
Foreign currency translation adjustment	591	536
Balance as of October 31, 2020	$146,154	$145,563
At our annual testing date, August 31, 2020, we had five reporting units with goodwill balances. Two of these units were included in our NA Fenestration segment and had goodwill balances of $35.9 million and $2.8 million, two units were included in our EU Fenestration segment with goodwill balances of $50.9 million and $17.4 million, and our NA Cabinet Components segment had one unit with a goodwill balance of $39.1 million. During the year ended October 31, 2019, we recorded impairment charges of $74.6 million associated with our NA Cabinet Components segment. The details of the impairment charges, as well as the results of our goodwill assessments during the year ended October 31, 2020 are more fully described at Note 1, "Nature of Operations, Basis of Presentation and Significant Accounting Policies - Long-Lived Assets - Goodwill." For a summary of the change in the carrying amount of goodwill by segment, see Note 17, "Segment Information."
Identifiable Intangible Assets
Amortizable intangible assets consisted of the following as of October 31, 2020 and 2019 (in thousands):

	October 31, 2020	October 31, 2020		October 31, 2019
	Remaining Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	9 years	$154,004	$80,441	$153,950	$70,103
Trademarks and trade names	9 years	55,745	37,314	55,745	35,210
Patents and other technology	3 years	22,386	21,312	22,386	19,471
Total		$232,135	$139,067	$232,081	$124,784
We do not estimate a residual value associated with these intangible assets. See additional disclosure at Note 1, "Nature of Operations, Basis of Presentation and Significant Accounting Policies - Restructuring."
During the year ended October 31, 2019, we retired fully amortized identifiable intangible assets of $0.3 million related to customer relationships and patents and other technology. We retired $0.3 million of fully amortized identifiable assets related to customer relationships during the year ended October 31, 2020.
The aggregate amortization expense associated with identifiable intangible assets for the years ended October 31, 2020, 2019, and 2018 was $14.3 million, $15.3 million and $16.2 million, respectively.
Estimated remaining amortization expense, assuming current intangible balances and no new acquisitions, for future fiscal years ending October 31, is as follows (in thousands):

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Estimated Amortization Expense
2021	$12,573
2022	11,941
2023	11,194
2024	10,464
2025	9,239
Thereafter	37,657
Total	$93,068
We did not incur impairment losses related to our identifiable intangible assets during the years ended October 31, 2020, 2019, and 2018.
7. Accrued Liabilities

Accrued liabilities consisted of the following at October 31, 2020 and 2019 (in thousands):

	October 31,
	2020	2019
Payroll, payroll taxes and employee benefits	$16,000	$19,637
Accrued insurance and workers compensation	5,108	3,514
Sales allowances	6,297	6,323
Deferred compensation (current portion)	192	1,231
Deferred revenue	763	1,251
Warranties	81	136
Audit, legal, and other professional fees	1,562	2,561
Accrued taxes	4,000	2,403
Other	4,286	2,165
Accrued liabilities	$38,289	$39,221

8. Debt
Long-term debt consisted of the following at October 31, 2020 and 2019 (in thousands):

	October 31,
	2020	2019
Revolving Credit Facility	$103,000	$142,500
Finance lease obligations and other	15,321	15,865
Unamortized deferred financing fees	(901)	(1,205)
Total debt	117,420	157,160
Less: Current maturities of long-term debt	692	746
Long-term debt	$116,728	$156,414
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
In addition to maintaining these financial covenants, the 2018 Credit Facility also limits our ability to enter into certain business transactions, such as to incur indebtedness or liens, to acquire businesses or dispose of material assets, make restricted payments, pay dividends (limited to $20.0 million per year) and other transactions as further defined in the 2018 Credit Facility. Some of these limitations, however, do not take effect so long as total leverage is less than or equal to 2.75 to 1.00 and available liquidity exceeds $25 million. Substantially all of our domestic assets, with the exception of real property were used as collateral for the Credit Agreement.
Our initial borrowings from the 2018 Credit Facility were $205.0 million and along with additional funding of $10.0 million of cash on hand, was used to repay outstanding borrowings under the 2016 Credit Agreement of $213.5 million, to settle outstanding interest accrued and loan fees under the prior facility, and to pay loan fees associated with the 2018 Credit Agreement which totaled $1.0 million. We expensed $1.1 million of unamortized deferred financing fees associated with the 2016 Credit Agreement, while deferring the remaining $0.5 million of unamortized deferred financing fees attributable to the remaining lenders from the previous facility over the life of the 2018 Credit Facility.
As of October 31, 2020, we had $103.0 million of borrowings outstanding under the 2018 Credit Facility (reduced by unamortized debt issuance costs of $0.9 million), $4.8 million of outstanding letters of credit and $15.3 million outstanding under finance leases. We had $217.2 million available for use under the 2018 Credit Facility at October 31, 2020. The borrowings outstanding as of October 31, 2020 under the 2018 Credit Facility accrue interest at 3.30% per annum, and our weighted average borrowing rate for borrowings outstanding during the years ended October 31, 2020 and 2019 was 2.45% and 4.07%, respectively. We were in compliance with our debt covenants as of October 31, 2020.
We maintain certain finance lease obligations related to equipment purchases, vehicles, and warehouse space. Refer to Note 5 "Leases" for further information regarding our finance leases.
The table below presents the scheduled maturity dates of our long-term debt outstanding (excluding deferred loan costs of $0.9 million ) at October 31, 2020 (in thousands):

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Revolving Credit Facility	Finance Leases and Other Obligations	Aggregate Maturities
2021	$—	$1,529	$1,529
2022	—	1,482	1,482
2023	103,000	1,383	104,383
2024	—	1,271	1,271
2025	—	1,188	1,188
Thereafter	—	12,768	12,768
Total debt payments	103,000	19,621	122,621
Less: present value discount of finance leases	—	(4,300)	(4,300)
Total	$103,000	$15,321	$118,321
9. Retirement Plans
We have a number of retirement plans covering substantially all employees. We provide both defined benefit and defined contribution plans. In general, an employee’s coverage for retirement benefits depends on the location of employment.
Defined Benefit Plan
We have a non-contributory, single employer defined benefit pension plan that covers the majority of our domestic employees, excluding the NA Cabinet Component employees who are not currently participating. On January 1, 2020 we enacted changes to our pension plan whereby the benefits for all participants were frozen and thereafter those participants will receive increased benefits in the Company sponsored defined contribution plan in lieu of participation in a defined benefit plan. Every year, the participants will receive an interest related credit on their respective balance equivalent to the prevailing 30-year Treasury rate. Of our pension plan participants, 99% have their benefit determined pursuant to the cash balance formula. For the remaining 1% of participants, the benefit formula is a traditional formula for retirement benefits, whereby the plan pays benefits to employees upon retirement, using a formula which considers years of service and pensionable compensation prior to retirement.
As a result of this action, we remeasured the pension assets and obligations for the pension plan, which resulted in a decrease to our projected benefit obligation and a corresponding net actuarial gain that was recorded in accumulated other comprehensive income (loss). This remeasurement is included in the tables below, which reflect the full impact of pension plan results and accounting measurements for the year ended October 31, 2020.
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

	October 31,
Change in Benefit Obligation:	2020	2019
Beginning balance as of November 1, 2019 and 2018, respectively	$44,323	$35,959
Service cost	1,262	3,629
Interest cost	1,139	1,456
Actuarial loss	2,823	7,690
Benefits paid	(712)	(3,581)
Administrative expenses	(785)	(830)
Curtailments	(1,141)	—
Settlements	(2,084)	—
Projected benefit obligation at October 31,	$44,825	$44,323
Change in Plan Assets:
Beginning balance as of November 1, 2019 and 2018, respectively	$31,212	$32,064
Actual return on plan assets	2,789	2,869
Employer contributions	3,700	690
Benefits paid	(712)	(3,581)
Administrative expenses	(785)	(830)
Settlements	(2,084)	—
Fair value of plan assets at October 31,	$34,120	$31,212
Noncurrent liability - Funded Status	$(10,705)	$(13,111)
As of October 31, 2020 and 2019, included in our accumulated comprehensive loss was a net actuarial loss of $9.9 million and $6.7 million, respectively. There were no net prior service costs or transition obligations for the years ended October 31, 2020 and 2019.
As of October 31, 2020 and 2019, the accumulated benefit obligation was $44.8 million and $43.3 million, respectively. The accumulated benefit obligation is the present value of pension benefits (whether vested or unvested) attributed to employee service rendered before the measurement date, and based on employee service and compensation prior to that date. The accumulated benefit obligation differs from the projected benefit obligation in that it includes no assumption about future compensation levels.
The net periodic benefit cost for the years ended October 31, 2020, 2019 and 2018, was as follows (in thousands):

	Year Ended October 31,
	2020	2019	2018
Service cost	$1,262	$3,629	$3,908
Interest cost	1,139	1,456	1,130
Expected return on plan assets	(2,006)	(1,977)	(2,172)
Amortization of net loss	162	125	64
Settlements	462	—	—
Net periodic benefit cost	$1,019	$3,233	$2,930

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The changes in plan assets and projected benefit obligations which were recognized in our other comprehensive loss for the years ended October 31, 2020, 2019 and 2018 were as follows (in thousands):

	Year Ended October 31,
	2020	2019	2018
Net loss (gain) arising during the period	$2,141	$6,697	$(2,189)
Less: Amortization of net loss	162	125	64
Less: Curtailments	1,141	—	—
Less: Settlements	462	—	—
Total recognized in other comprehensive loss	$376	$6,572	$(2,253)
Measurement Date and Assumptions
We generally determine our actuarial assumptions on an annual basis, with a measurement date of October 31. The following table presents our assumptions for pension benefit calculations for the years ended October 31, 2020, 2019 and 2018:

	For the Year Ended October 31,
	2020	2019	2018	2020	2019	2018
Weighted Average Assumptions:	Benefit Obligation			Net Periodic Benefit Cost
Discount rate	3.22%	3.10%	4.44%	3.10%	4.44%	3.68%
Rate of compensation increase	—%	3.00%	3.00%	—%	3.00%	3.00%
Expected return on plan assets	n/a	n/a	n/a	6.50%	6.50%	6.50%
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
Plan Assets
The following tables provide our target allocation for the year ended October 31, 2020, as well as the actual asset allocation by asset category and fair value measurements as of October 31, 2020 and 2019:

	Target Allocation	Actual Allocation
	October 31, 2020	October 31, 2020	October 31, 2019
Equity securities	60.0%	60.0%	61.0%
Fixed income	40.0%	40.0%	39.0%

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Fair Value Measurements at
	October 31, 2020	October 31, 2019
	(In thousands)
Money market fund	$3,532	$574

Large capitalization	7,954	8,092
Small capitalization	2,407	2,489
International equity	6,130	6,219
Other	1,853	1,848
Equity securities	$18,344	$18,648

High-quality core bond	9,743	9,525
High-quality government bond	1,249	1,228
High-yield bond	1,252	1,237
Fixed income	$12,244	$11,990
Total securities(1)	$34,120	$31,212
(1)Quoted prices in active markets for identical assets (Level 1).
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
Expected Benefit Payments and Funding
Our pension funding policy is to make the minimum annual contributions required pursuant to the plan. We accelerated contributions to target a 100% funding threshold. Additionally, we consider funding annual requirements early in the fiscal year to potentially maximize the return on assets. For the fiscal years ended October 31, 2020, 2019 and 2018, we made total pension contributions of $3.7 million, $0.7 million and $0.8 million, respectively.

During fiscal 2021, we expect to contribute approximately $0.5 million to the pension plan to reach targeted funding levels and meet minimum contribution requirements. This expected contribution level will be dependent on many variables, including the market value of the assets compared to the obligation, as well as other market or regulatory conditions. In addition, we consider the cash requirements of our business investment opportunities. Accordingly, actual funding amounts and the timing of such funding may differ from current estimates.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents the total benefit payments expected to be paid to participants by year, which includes payments funded from our assets, as well as payments paid from the plan for the year ended October 31, (in thousands):

Pension Benefits
2021	$3,036
2022	2,583
2023	2,404
2024	2,376
2025	2,394
2026 - 2030	10,910
Total	$23,703

Defined Contribution Plan
We also sponsor two defined contribution plans into which we and our employees make contributions. As of January 1, 2020, we match 100% up to the first 5% of employee annual salary deferrals under our plan for all employees excluding NA Cabinet Components participants, who receive a 100% match up to 4% of employee annual salary deferrals. Between January 1, 2018 and January 1, 2020, we matched 50% up to the first 5% of employee salary deferrals. We do not offer our common stock as a direct investment option under these plans. For the years ended October 31, 2020, 2019 and 2018, we contributed approximately $4.8 million, $2.7 million and $2.6 million for these plans, respectively.
Other Plans
Under our postretirement benefit plan, we provide certain healthcare and life insurance benefits for a small number of eligible retired employees who were employed prior to January 1, 1993. Certain employees may become eligible for those benefits if they reach normal retirement age while working for us. We continue to fund benefit costs on a pay-as-you-go basis.
The table below indicates the amount of these liabilities included in the accompanying consolidated balance sheets:

	October 31, 2020	October 31, 2019
	(In thousands)
Accrued liabilities	$49	$49
Deferred pension and postretirement benefits	218	311
Total	$267	$360
We also have supplemental benefit plans covering certain executive officers and a non-qualified deferred compensation plan covering members of the Board of Directors and certain key employees. Our liability under the supplemental benefit plan was approximately $2.6 million and $4.2 million as of October 31, 2020 and 2019, and our liability under the deferred compensation plan was approximately $3.3 million and $3.8 million, respectively. As of October 31, 2020 and 2019, the current portion of these liabilities was recorded under the caption "Accrued Liabilities," and the long-term portion was included under the caption "Other Liabilities" in the accompanying balance sheets.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Income Taxes
We provide for income taxes on taxable income at the applicable statutory rates. The following table summarizes the components of income tax expense (benefit) for the years ended October 31, 2020, 2019 and 2018 (in thousands):

	Year Ended October 31,
	2020	2019	2018
Current
Federal	$6,043	$3,338	$983
State and local	1,505	299	417
Non-United States	4,445	3,879	3,356
Total current	11,993	7,516	4,756
Deferred
Federal	(64)	1,497	(5,828)
State and local	(315)	1,087	670
Non-United States	190	676	(398)
Total deferred	(189)	3,260	(5,556)
Total income tax expense (benefit)	$11,804	$10,776	$(800)

For financial reporting purposes, income (loss) before income taxes for the years ended October 31, 2020, 2019 and 2018 includes the following components (in thousands):

	Year Ended October 31,
	2020	2019	2018
Domestic	$26,229	$(58,247)	$9,721
Foreign	24,071	22,293	16,032
Total income (loss) before income taxes	$50,300	$(35,954)	$25,753

The following table reconciles our effective income tax rate to the federal statutory rate for the years ended October 31, 2020, 2019 and 2018:

	Year Ended October 31,
	2020	2019	2018
United States tax at statutory rate	21.0%	21.0%	23.3%
State and local income tax	1.7%	1.6%	3.3%
Non-United States income tax	(0.8)%	(0.5)%	(1.6)%
General business credits	(2.3)%	(4.7)%	(0.4)%
Other permanent differences	1.7%	3.0%	—%
Deferred rate impact of enactment of tax reform	—%	—%	(30.5)%
Foreign tax positions under the Act (GILTI and FDII)	2.5%	3.3%	—%
Impact of deemed repatriation	—%	(1.1)%	4.8%
Asset impairment charges	—%	(50.7)%	(1.5)%
Return to actual adjustments	(0.3)%	(1.9)%	(0.5)%
Effective tax rate	23.5%	(30.0)%	(3.1)%
On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. This Act reduced our federal income tax statutory rate from 35.0% to 21.0% for the fiscal years ending October 31, 2020 and October 31, 2019, and 23.3% for the fiscal year ended October 31, 2018, which reflects the period November 1, 2017 to December 31, 2017 at the previous 35.0% rate and the period January 1, 2018 to October 31, 2018 at the new 21.0% rate. This Act also imposed additional tax law changes that became effective during fiscal 2019, which include new requirements for a global intangible low-taxed income provision (GILTI) and a deduction for foreign-derived intangible income (FDII). We elected to account for the tax on GILTI as a period cost and therefore have not recorded deferred taxes related to GILTI on our foreign subsidiaries.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The October 31, 2020 effective tax rate was impacted by the true-up of our accruals and related deferred taxes from prior year filings and settled tax audits as well as $0.6 million related to the vesting or exercise of equity-based compensation awards.
The October 31, 2019 effective rate was primarily impacted by a net charge of $1.2 million related to GILTI and FDII, as well as discrete charge of $0.4 million for the adjustment of the one-time mandatory transition tax on deemed repatriation of previously tax-deferred and unremitted foreign earnings and $0.6 million related to the vesting or exercise of equity-based compensation awards. Additionally, during the year ended October 31, 2019, we recorded a $74.6 million asset impairment charge, which was primarily non-deductible, in the NA Cabinet Components segment, as further explained in Note 6, "Goodwill and Intangible Assets."
Discrete items contributing to the October 31, 2018 income tax benefit included $7.7 million for the remeasurement of our deferred income tax assets and liabilities due to the decrease in the federal corporate income tax rate, a benefit of $0.2 million for the true up of our accruals and related deferred taxes from prior year filings and settled tax audits, and a benefit of $0.2 million related to the vesting or exercise of equity-based compensation awards, partially offset by a tax expense of $1.2 million for the one-time mandatory transition tax on deemed repatriation of previously tax-deferred and unremitted foreign earnings.
Given the significance of the Tax Cuts and Jobs Act, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which allows registrants to record provisional amounts during a one year “measurement period." As of October 31, 2019, we have completed the accounting for the tax effects of the Act.
In light of the Tax Cuts and Jobs Act, we repatriated $31.9 million and $24.2 million of foreign earnings from our international operations during the years ended October 31, 2020 and 2019, respectively. This was repatriation of excess cash that was a portion of the one-time mandatory transition tax discussed above. We will continue to evaluate our foreign cash position and may repatriate additional foreign earnings in the future. With the exception of the one-time mandatory transition tax on deemed repatriation of previously tax-deferred and unremitted foreign earnings, we do not anticipate any material tax impact from any potential repatriation of previously unremitted foreign earnings. If the investment in our foreign subsidiaries were completely realized, we would not incur a residual U.S. tax liability.
Significant components of our net deferred tax liabilities and assets were as follows (in thousands):

	October 31,
	2020	2019
Deferred tax assets:
Employee benefit obligations	$6,634	$7,227
Accrued liabilities and reserves	1,471	1,646
Pension and other benefit obligations	3,303	4,365
Inventory	471	632
Loss and tax credit carry forwards	2,331	2,915
Other	103	110
Total gross deferred tax assets	14,313	16,895
Less: Valuation allowance	1,493	1,560
Total deferred tax assets, net of valuation allowance	12,820	15,335
Deferred tax liabilities:
Property, plant and equipment	10,465	11,075
Goodwill and intangibles	21,471	23,623
Total deferred tax liabilities	31,936	34,698
Net deferred tax liabilities	$19,116	$19,363
At October 31, 2020, state operating loss carry forwards totaled $30.1 million. The majority of these losses begin to expire in 2025. Tax credits available to offset future tax liabilities totaled $0.6 million and are expected to be utilized within the next twelve months. We evaluate tax benefits of operating losses and tax credit carry forwards on an ongoing basis, including a review of historical and projected future operating results, the eligible carry forward period and other circumstances. We have recorded a valuation allowance for certain state net operating losses as of October 31, 2020 and 2019, totaling $1.5 million and $1.6 million, respectively ($1.2 million net of federal taxes for each year) for the respective periods. In assessing the need for a

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

valuation allowance, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets.
The following table shows the change in the unrecognized income tax benefit associated with uncertain tax positions for the years ended October 31, 2020, 2019 and 2018 (in thousands):

Unrecognized Income Tax Benefits
Balance at October 31, 2017	$591
Additions for tax positions related to the current year	—
Additions for tax positions related to the prior year	15
Balance at October 31, 2018	$606
Additions for tax positions related to the current year	—
Additions for tax positions related to the prior year	16
Reassessment of position	(66)
Balance at October 31, 2019	$556
Additions for tax positions related to the current year	—
Additions for tax positions related to the prior year	15
Reassessment of position	(49)
Balance at October 31, 2020	$522

As of October 31, 2020, our unrecognized tax benefit (UTB) relates to certain state tax items regarding the interpretation of tax laws and regulations. At October 31, 2020, $0.5 million is recorded as a liability for uncertain tax positions. The disallowance of the UTB would not materially affect the annual effective tax rate.
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
Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. The final outcome of the future tax consequences of legal proceedings, if any, as well as the outcome of competent authority proceedings, changes in regulatory tax laws, or interpretation of those tax laws could impact our financial statements. We are subject to the effect of these matters occurring in various jurisdictions. We do not believe any of the UTB at October 31, 2020 will be recognized within the next twelve months.
11. Commitments and Contingencies
Purchase Obligations
We are a party to non-cancelable purchase obligations primarily for door hardware, primary and secondary steel and primary and secondary aluminum used in our manufacturing processes, as well as expenditures related to capital projects in progress. We paid $9.0 million and $11.1 million pursuant to these arrangements for the years ended October 31, 2020 and 2019, respectively. These obligations total $22.4 million and $18.7 million at October 31, 2020 and 2019, respectively, and extend through fiscal 2021. Future amounts paid pursuant to these arrangements will depend, to some extent, on our usage.
Asset Retirement Obligation
We maintain an asset retirement obligation associated with a leased facility in Kent, Washington. We have estimated our future cash flows associated with this asset retirement obligation and recorded an asset and corresponding liability. We are depreciating the asset and accreting the liability over a seven year term, to culminate in an asset retirement obligation of $2.3 million as of February 2025.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
From time to time, we incur routine expenses and capital expenditures associated with compliance with existing environmental regulations, including control of air emissions and water discharges, and plant decommissioning costs. We have not incurred any material expenses or capital expenditures related to environmental matters during the past three fiscal years, and do not expect to incur a material amount of such costs in fiscal 2021. While we will continue to have future expenditures related to environmental matters, any such amounts are impossible to reasonably estimate at this time. Based upon our experience to date, we do not believe that our compliance with environmental requirements will have a material adverse effect on our operations, financial condition or cash flows.
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
We have been and are currently party to multiple claims, some of which are in litigation, relating to alleged defects in a commercial sealant product that was manufactured and sold during the 2000's. During the year ended October 31, 2018 our insurance carrier reimbursed fees and expenses originally incurred as part of our defense of these various commercial sealant claims totaling $0.5 million. There were no corresponding reimbursements during the years ended October 31, 2020 or 2019. While we believe that our product was not defective and that we would prevail in these commercial sealant product claims if taken to trial, the timing, ultimate resolution and potential impact of these claims is not currently determinable. Nevertheless, after taking into account all currently available information, including our defenses, the advice of our counsel, and the extent and currently-expected availability of our existing insurance coverage, we believe that the eventual outcome of these commercial sealant claims will not have a material adverse effect on our overall financial condition, results of operations or cash flows, and we have not recorded any accrual with regard to these claims.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of October 31, 2020 no instruments were being measured on a recurring basis. For the year ended October 31, 2019, foreign currency derivatives were the only instruments being measured on a recurring basis. Less than $0.1 million of foreign currency derivatives were included in total assets as of October 31, 2019. There were no outstanding foreign currency derivatives as of October 31, 2020. All of our derivative contracts are valued using quoted market prices from brokers or exchanges and are classified within Level 2 of the fair value hierarchy.
Carrying amounts reported on the balance sheets for cash, cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. Our outstanding debt is variable rate debt that re-prices frequently, thereby limiting our exposure to significant changes in interest rate risk. As a result, the fair value of our debt instruments approximates carrying value at October 31, 2020 and 2019 (Level 2 measurement).
The liability portion of our performance share awards are marked-to-market on a quarterly basis during a three-year vesting period based on market data (Level 2 measurement). For further information refer to Note 13. Stock-Based Compensation - Performance Share Awards."
13. Stock-Based Compensation
We have established and maintain an Omnibus Incentive Plan (2020 Plan) that provides for the granting of restricted stock awards, stock options, restricted stock units, performance share awards, performance restricted stock units, and other stock-based and cash-based awards. The 2020 Plan is administered by the Compensation and Management Development Committee of the Board of Directors.
The aggregate number of shares of common stock authorized for grant under the 2020 Plan is 3,139,895 as approved by the shareholders. Any officer, key employee and/or non-employee director is eligible for awards under the 2020 Plan. We grant restricted stock units to non-employee directors on the first business day of each fiscal year. As approved by the Compensation & Management Development Committee of our Board of Directors annually, we grant a mix of restricted stock awards, performance shares and/or performance restricted stock units to officers, management and key employees. We also historically granted stock options to certain officers, directors and key employees. Occasionally, we may make additional grants to key employees at other times during the year.
Restricted Stock Awards
Restricted stock awards are granted to key employees and officers annually, and typically cliff vest over a three-year period with service and continued employment as the only vesting criteria. The recipient of a restricted stock award is entitled to all of the rights of a shareholder, except that the awards are nontransferable during the vesting period. The fair value of the restricted stock award is established on the grant date and then expensed over the vesting period resulting in an increase in additional paid-in-capital. Shares are generally issued from treasury stock at the time of grant.
A summary of non-vested restricted stock award activity during the years ended October 31, 2020, 2019 and 2018, follows:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value per Share
Non-vested at October 31, 2017	284,300	$19.66
Granted	73,400	20.70
Vested	(111,800)	20.16
Forfeited	(28,700)	19.66
Non-vested at October 31, 2018	217,200	19.76
Granted	124,800	13.78
Vested	(42,500)	17.87
Forfeited	(69,400)	19.19
Non-vested at October 31, 2019	230,100	17.02
Granted	63,400	18.82
Vested	(51,000)	17.30
Cancelled	(55,000)	19.45
Non-vested at October 31, 2020	187,500	$16.82

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The total weighted average grant-date fair value of restricted stock awards that vested during the years ended October 31, 2020, 2019 and 2018 was $1.1 million, $1.3 million and $2.3 million, respectively. As of October 31, 2020, total unrecognized compensation cost related to unamortized restricted stock awards totaled $1.2 million. We expect to recognize this expense over the remaining weighted average period of 1.7 years.
Stock Options
Historically, stock options have been awarded to key employees, officers and non-employee directors. In December 2017, the Compensation & Management Development Committee of the Board of Directors approved a change to the long-term incentive award program eliminating the grant of stock options and replacing this award with a grant of performance restricted stock units as further described below. As a result, stock options were not granted during the years ended October 31, 2020, 2019, and 2018. Stock options typically vested ratably over a three-year period with service and continued employment as the vesting conditions. Our stock options may be exercised up to a maximum of ten years from the date of grant. The fair value of the stock options was determined on the grant date and expensed over the vesting period resulting in an increase in additional paid-in-capital. We used the Black-Scholes pricing model to estimate the grant date fair value. The inputs to this model included expected volatility, expected term, a risk-free rate and expected dividend rate at the time of grant. For employees who were nearing retirement-eligibility, we recognized stock option expense ratably over the shorter of the vesting period or the period from the grant-date to the retirement-eligibility date.
The following table summarizes our stock option activity for the years ended October 31, 2020, 2019 and 2018.

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000s)
Outstanding at October 31, 2017	2,152,758	$17.44	5.2	$9,700
Granted	—	—
Exercised	(377,218)	12.58
Forfeited/Expired	(21,884)	19.28
Outstanding at October 31, 2018	1,753,656	$18.47	5.0	$51
Granted	—	—
Exercised	(204,770)	15.76
Forfeited/Expired	(132,700)	20.01
Outstanding at October 31, 2019	1,416,186	$18.71	4.2	$1,449
Granted	—	—
Exercised	(215,733)	17.09
Forfeited/Expired	(105,124)	20.28
Outstanding at October 31, 2020	1,095,329	$18.88	3.6	$561,000
Vested at October 31, 2020	1,095,329	$18.88	3.6	$561,000
Exercisable at October 31, 2020	1,095,329	$18.88	3.6	$561,000
Intrinsic value is the amount by which the market price of the common stock on the date of exercise exceeds the exercise price of the stock option. For the years ended October 31, 2020, 2019 and 2018, the total intrinsic value of our stock options that were exercised totaled $0.5 million, $0.4 million and $2.9 million, respectively. The total fair value of stock options vested during the years ended October 31, 2020, 2019 and 2018, was $0.6 million, $1.1 million and $1.5 million, respectively. As of October 31, 2020, all compensation cost related to stock options has been recognized.

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
During the years ended October 31, 2020, 2019 and 2018, 25,621, 34,050 and 18,050 restricted stock units, respectively, were granted with corresponding weighted average grant date fair value of $18.18, $15.51, and $21.85, respectively. As of October 31, 2019, there were 4,616 non-vested restricted stock units from the fiscal 2019 grant that will vest in December 2020. As of October 31, 2020 there were 21,774 unvested restricted stock units from the fiscal 2020 grant. During the year ended October 31, 2019, we paid less than $0.4 million to settle restricted stock units. During the year ended October 31, 2020, we paid $0.2 million to settle restricted stock units. There were no payments to settle restricted stock units during the year ended October 31, 2018.
Performance Share Awards
We have awarded annual grants of performance shares to key employees and officers. Awards issued during the year ended October 31, 2018 cliff vest after a three-year period with service and performance measures such as relative total shareholder return (R-TSR) and earnings per share (EPS) growth as vesting conditions. The number of performance share awards earned is variable depending on the metrics achieved. The settlement method is 50% in cash and 50% in our common stock. Performance share awards issued during the years ended October 31, 2020 and October 31, 2019 vest with return on net assets (RONA) as the performance condition, and pay out 100% in cash.
To account for these awards, we have bifurcated the portion subject to a market condition (R-TSR) and the portion subject to an internal performance measure (EPS or RONA). For awards issued during the year ended October 31, 2018, we have further bifurcated these awards based on the settlement method, as the portion expected to settle in stock (equity component) and the portion expected to settle in cash (liability component).
To value the shares subject to the market condition, we used a Monte Carlo simulation model to arrive at a grant-date fair value. This amount will be expensed over the three-year term of the award with a credit to additional paid-in-capital. To value the shares subject to the EPS and RONA performance measures, we used the value of our common stock on the date of grant as the grant-date fair value per share. This amount will be expensed over the three-year term of the award, with a credit to additional paid-in-capital, and could fluctuate depending on the number of shares ultimately expected to vest based on our assessment of the probability that the performance conditions will be achieved. The portion of the awards expected to settle in cash is recorded as a liability and is marked to market over the three-year term of the award, and could fluctuate depending on the number of shares ultimately expected to vest. Depending on the achievement of the performance conditions, 0% to 200% of the awarded performance shares may ultimately vest.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Performance share awards are not considered outstanding shares and do not have voting rights, although dividends are accrued over the performance period and will be payable in cash based upon the number of performance shares ultimately earned.
Performance shares are excluded from the diluted weighted-average shares used to calculate earnings per share until the performance criteria is probable to result in the issuance of contingent shares. We evaluate the probability of the performance share vesting within one year of the vesting date. As of October 31, 2020, we have deemed that no shares related to the December 2017 grants of performance shares are probable to vest. For the year ended October 31, 2019 there were 28,051 related to performance shares that were potentially dilutive and considered in the diluted weighted average shares calculations. No contingent shares related to performance shares are included in diluted weighted average shares for the year ended October 31, 2018.
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

Vesting Level	Vesting Criteria	Percentage of Award Vested
Level 1	A-TSR greater than or equal to 50%	150%
Level 2	A-TSR less than 50% and greater than or equal to 20%	100%
Level 3	A-TSR less than 20% and greater than or equal to -20%	50%
Level 4	A-TSR less than -20%	—%
The following table summarizes our performance restricted stock unit grants and the grant date fair value for the A-TSR performance metric:

Grant Date	Shares Awarded	Grant Date Fair Value	Shares Forfeited
December 7, 2017	78,200	$17.76	28,854
December 5, 2018	89,200	$13.63	25,500
December 5, 2019	35,000	$19.40	—
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes amounts expensed as selling, general and administrative expense related to restricted stock awards, stock options, restricted stock units, performance share awards and performance restricted stock units for the years ended October 31, 2020, 2019 and 2018 (in thousands):

	Year Ended October 31,
	2020	2019	2018
Restricted stock awards	$625	$1,018	$1,462
Stock options	10	158	467
Restricted stock units	186	950	(364)
Performance share awards	(170)	1,131	(944)
Performance restricted stock units	515	708	401
Total compensation expense	1,166	3,965	1,022
Income tax effect	274	997	(35)
Net compensation expense	$892	$2,968	$1,057

14. Stockholders' Equity
As of October 31, 2020, our authorized capital stock consists of 125,000,000 shares of common stock, at par value of $0.01 per share, and 1,000,000 shares of preferred stock, with no par value. As of October 31, 2020 and 2019, we had 37,296,166 and 37,370,402 shares of common stock issued, respectively, and 32,804,737 and 33,021,789 shares of common stock outstanding, respectively. There were no shares of preferred stock issued or outstanding at October 31, 2020 and 2019.
Stock Repurchase Program and Treasury Stock
On August 30, 2018, our Board of Directors approved a stock repurchase program that authorized the repurchase of up to $60.0 million worth of shares of our common stock. Repurchases under the new program will be made in open market transactions or privately negotiated transactions, subject to market conditions, applicable legal requirements and other relevant factors. The program does not have an expiration date or a limit on the number of shares that may be purchased. During the years ended October 31, 2020 and 2019, we purchased 450,000 shares and 583,398 shares, respectively, at a cost of $7.2 million and $9.6 million respectively, under this program.
We record treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Shares are generally issued from treasury stock at the time of grant of restricted stock awards, upon the exercise of stock options, and upon the vesting of performance shares and performance restricted stock units. On the subsequent issuance of treasury shares, we record proceeds in excess of cost as an increase in additional paid in capital. A deficiency of such proceeds relative to costs would be applied to reduce paid-in-capital associated with prior issuances to the extent available, with the remainder recorded as a charge to retained earnings. We recorded a charge to retained earnings of $0.1 million, $0.3 million and $2.1 million, in the years ended October 31, 2020, 2019, and 2018, respectively.
For a summary of treasury stock activity for the years ended October 31, 2020, 2019 and 2018, refer to the Consolidated Statement of Stockholders' Equity located elsewhere herein.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Other, net
Other income included under the caption "Other, net" on the accompanying consolidated statements of income (loss), consisted of the following (in thousands):

	Year Ended October 31,
	2020	2019	2018
Foreign currency transaction (losses) gains	$(42)	$(187)	$113
Foreign currency exchange derivative losses	(15)	(197)	(11)
Pension service benefit	243	396	978
Interest income	28	63	69
Other	66	41	7
Other income	$280	$116	$1,156

16. Segment Information
We present three reportable business segments: (1) NA Fenestration, comprising three operating segments primarily focused on the fenestration market in North America including vinyl profiles, insulating glass spacers, screens & other fenestration components; (2) EU Fenestration, comprising our U.K.-based vinyl extrusion business, manufacturing vinyl profiles & conservatories, and the European insulating glass business manufacturing insulating glass spacers; and (3) NA Cabinet Components, comprising our cabinet door and components segment. We maintain a grouping called Unallocated Corporate & Other, which includes transaction expenses, stock-based compensation, long-term incentive awards based on the performance of our common stock and other factors, certain severance and legal costs not deemed to be allocable to all segments, depreciation of corporate assets, interest expense, other, net, income taxes and inter-segment eliminations, and executive incentive compensation and medical expense fluctuations relative to planned costs as determined during the annual planning process. Other general and administrative costs associated with the corporate office are allocated to the reportable segments, based upon a relative measure of profitability in order to more accurately reflect each reportable business segment's administrative costs. We allocate corporate expenses to businesses acquired mid-year from the date of acquisition. The accounting policies of our operating segments are the same as those used to prepare the accompanying consolidated financial statements. Corporate general and administrative expenses allocated during the years ended October 31, 2020, 2019 and 2018 were $21.7 million, $18.3 million and $18.7 million, respectively.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Segment information for the years ended October 31, 2020, 2019 and 2018 was as follows (in thousands):

	NA Fenestration	EU Fenestration	NA Cabinet Comp.	Unallocated Corp. & Other	Total
Year Ended October 31, 2020
Net sales	$483,415	$161,054	$210,099	$(2,995)	$851,573
Depreciation and amortization	23,555	9,468	13,732	474	47,229
Operating income (loss)	39,909	20,076	(2,502)	(2,218)	55,265
Capital expenditures	15,761	5,435	4,423	107	25,726
Total assets	$252,703	$223,248	$174,713	$40,921	$691,585
Year Ended October 31, 2019
Net sales	$503,837	$164,997	$229,644	$(4,637)	$893,841
Depreciation and amortization	27,054	8,845	13,178	509	49,586
Operating income (loss)	39,765	19,040	(74,236)	(10,996)	(26,427)
Capital expenditures	12,984	6,365	5,383	151	24,883
Total assets	$226,243	$212,239	$181,416	$25,212	$645,110
Year Ended October 31, 2018
Net sales	$485,366	$159,973	$249,813	$(5,367)	$889,785
Depreciation and amortization	27,248	9,607	14,401	566	51,822
Operating income (loss)	30,633	12,702	3,167	(10,805)	35,697
Capital expenditures	$13,929	$5,450	$6,965	$140	$26,484
The following table summarizes the change in the carrying amount of goodwill by segment for the years ended October 31, 2020 and 2019 (in thousands):

	NA Fenestration	EU Fenestration	NA Cabinet Comp.	Unallocated Corp. & Other	Total
Balance as of October 31, 2018	$38,712	$67,168	$113,747	$—	$219,627
Asset impairment charge	—	—	(74,600)	—	(74,600)
Foreign currency translation adjustment	—	536	—	—	536
Balance as of October 31, 2019	$38,712	$67,704	$39,147	$—	$145,563
Foreign currency translation adjustment	—	591	—	—	591
Balance as of October 31, 2020	$38,712	$68,295	$39,147	$—	$146,154
For further details of Goodwill, see Note 6, "Goodwill and Intangible Assets", located herewith.
We did not allocate non-operating expense or income tax expense to the reportable segments. The following table reconciles operating income (loss) as reported above to net income (loss) for the years ended October 31, 2020, 2019 and 2018 (in thousands):

	Year Ended October 31,
	2020	2019	2018
Operating income (loss)	$55,265	$(26,427)	$35,697
Interest expense	(5,245)	(9,643)	(11,100)
Other, net	280	116	1,156
Income tax (expense) benefit	(11,804)	(10,776)	800
Net income (loss)	$38,496	$(46,730)	$26,553

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Geographic Information
Our manufacturing facilities and all long-lived assets are located in the U.S., U.K. and Germany. We attribute our net sales to a geographic region based on the location of the customer. The following tables provide information concerning our net sales for the years ended October 31, 2020, 2019 and 2018, and our long-lived assets as of October 31, 2020 and 2019 (in thousands):

	Year Ended October 31,
Net sales	2020	2019	2018
United States	$654,802	$683,204	$676,776
Europe	158,829	162,106	159,652
Canada	18,213	20,088	23,610
Asia	11,504	18,360	18,584
Other foreign countries	8,223	10,083	11,163
Total net sales	$851,573	$893,841	$889,785

	October 31,
Long-lived assets, net	2020	2019
United States	$307,534	$288,722
Germany	25,519	16,899
United Kingdom	142,097	140,839
Total long-lived assets, net	$475,150	$446,460
Long-lived assets, net includes: property, plant and equipment, net; goodwill; and intangible assets, net. Beginning in the year ended October 31, 2020, this amount also includes operating lease right-of-use assets.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. Earnings Per Share
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
The computation of basic and diluted earnings per share for the years ended October 31, 2020, 2019 and 2018 follows (in thousands, except per share data):

Year Ended October 31, 2020	Net Income (Loss)	Weighted Average Shares	Per Share
Basic earnings per common share	$38,496	32,689	$1.18
Effect of dilutive securities:
Stock options		10
Restricted stock		90
Performance restricted stock units		32
Diluted loss per common share	$38,496	32,821	$1.17
Year Ended October 31, 2019
Basic loss per common share	$(46,730)	32,960	$(1.42)
Diluted loss per common share	$(46,730)	32,960	$(1.42)
Effect of anti-dilutive securities: (1)
Stock options		40
Restricted stock		113
Performance share awards		28
Year Ended October 31, 2018
Basic earnings per common share	$26,553	34,701	$0.77
Effect of dilutive securities:
Stock options		198
Restricted stock		126
Diluted earnings per common share	$26,553	35,025	$0.76
(1) The computation of diluted earnings per share excludes outstanding stock options and other common stock equivalents when their inclusion would be anti-dilutive.
For the years ended October 31, 2020, 2019 and 2018, we had 1,032,201, 1,267,141, and 1,000,356 securities, respectively, that were potentially dilutive in future earnings per share calculations. Such dilution will be dependent on the excess of the market price of our stock over the exercise price and other components of the treasury stock method.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18. Unaudited Quarterly Data
Selected quarterly financial data for the years ended October 31, 2020 and 2019 was as follows (amounts in thousands, except per share amounts):

For the Quarter Ended	January 31, 2020	April 30, 2020	July 31, 2020	October 31, 2020
Net sales	$196,597	$187,475	$212,096	$255,405
Cost of sales (excluding depreciation and amortization)	157,427	149,732	162,427	189,164
Depreciation and amortization	12,905	11,886	11,060	11,378
Operating income	1,980	8,893	16,563	27,829
Net income	$10	$5,501	$10,833	$22,152
Basic earnings per share	—	0.17	0.33	0.68
Diluted earnings per share	—	0.17	0.33	0.68
Cash dividends paid per common share	$0.08	$0.08	$0.08	$0.08

For the Quarter Ended	January 31, 2019	April 30, 2019	July 31, 2019	October 31, 2019
Net sales	$196,808	$218,203	$238,461	$240,369
Cost of sales (excluding depreciation and amortization)	158,557	171,378	181,357	183,128
Depreciation and amortization	12,572	12,404	12,182	12,428
Operating (loss) income	(2,450)	(19,363)	19,110	(23,724)
Net (loss) income	$(3,649)	$(23,974)	$11,841	$(30,948)
Basic (loss) earnings per share	(0.11)	(0.73)	0.36	(0.94)
Diluted (loss) earnings per share	(0.11)	(0.73)	0.36	(0.94)
Cash dividends paid per common share	$0.08	$0.08	$0.08	$0.08
Quarterly earnings (loss) per share results may not sum to the consolidated earnings per share results on the accompanying consolidated statements of income (loss) due to rounding and changes in weighted average shares during the respective periods.
19. New Accounting Guidance
Accounting Standards Recently Adopted
Effective November 1, 2019 we adopted ASC Topic 842, using the modified retrospective approach and did not have a cumulative-effect adjustment in retained earnings as a result of the adoption. Topic 842 significantly changes accounting for leases by requiring that lessees recognize a liability representing the obligation to make lease payments and a related ROU asset for virtually all lease transactions. Upon adoption, we implemented policy elections and practical expedients which include the following:

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

As a result of adopting ASC Topic 842, we recorded additional lease liabilities of approximately $39.3 million and ROU assets of approximately $38.9 million on our consolidated balance sheet. The difference between the lease liabilities and ROU assets is due to rent holiday and lease build-out incentives that were recorded as deferred lease liabilities under legacy accounting guidance. The adoption of ASC Topic 842 did not materially change our consolidated statements of income or consolidated statements of cash flows. See Note 5. "Leases," for further discussion.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Accounting Standards Not Yet Adopted
In June 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326). This amendment replaces the incurred loss impairment methodology in current U.S. GAAP and requires that financial assets be measured on an amortized cost basis and presented at the net amount expected to be collected. This new methodology reflects expected credit losses (rather than probable credit losses) and requires consideration of a broader range of supportable information when determining these estimated credit losses, including relevant experience, current conditions and supportable forecasts to determine collectability. In addition, the amendment provides guidance with regard to the use of an allowance for credit losses for purchased financial assets and available-for-sale debt securities. This amendment becomes effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. We expect to adopt this amendment during fiscal 2021, with no material impact on our consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20). This amendment modifies the disclosure requirements for employers that sponsor defined benefit pensions or other postretirement plans. Specifically, the amendment removes disclosures which were no longer considered cost beneficial, clarifies certain disclosure requirements, and adds disclosures identified as relevant. This amendment becomes effective for fiscal years beginning after December 15, 2020, including interim periods within that fiscal year. We expect to adopt this amendment during fiscal 2022 with no material impact on our consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934 (1934 Act) as of October 31, 2020. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2020, the disclosure controls and procedures are effective.
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
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Pursuant to General Instruction G(3) to Form 10-K, the information on "Directors, Executive Officers and Corporate Governance" is incorporated herein by reference from the Registrant's Definitive Proxy Statement relating to the 2021 Annual Meeting of Stockholders of Quanex Building Products Corporation or an amendment to this Form 10-K, which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after the close of the fiscal year ended October 31, 2020.
Item 11. Executive Compensation.
Pursuant to General Instruction G(3) to Form 10-K, the information on "Executive Compensation" is incorporated herein by reference from the Registrant's Definitive Proxy Statement relating to the 2021 Annual Meeting of Stockholders of Quanex Building Products Corporation or an amendment to this Form 10-K, which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after the close of the fiscal year ended October 31, 2020.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Pursuant to General Instruction G(3) to Form 10-K, the information on "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" is incorporated herein by reference from the Registrant's Definitive Proxy Statement relating to the 2021 Annual Meeting of Stockholders of Quanex Building Products Corporation or an amendment to this Form 10-K, which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after the close of the fiscal year ended October 31, 2020.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Pursuant to General Instruction G(3) to Form 10-K, the information on "Certain Relationships and Related Transactions, and Director Independence" is incorporated herein by reference from the Registrant's Definitive Proxy Statement relating to the 2021 Annual Meeting of Stockholders of Quanex Building Products Corporation or an amendment to this Form 10-K, which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after the close of the fiscal year ended October 31, 2020.
Item 14. Principal Accountant Fees and Services.
Pursuant to General Instruction G(3) to Form 10-K, the information on "Principal Accountant Fees and Services" is incorporated herein by reference from the Registrant's Definitive Proxy Statement relating to the 2021 Annual Meeting of Stockholders of Quanex Building Products Corporation or an amendment to this Form 10-K, which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after the close of the fiscal year ended October 31, 2020.
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

QUANEX BUILDING PRODUCTS CORPORATION

Date:	December 11, 2020	/s/ Scott M. Zuehlke
Scott M. Zuehlke
Senior Vice President - Chief Financial Officer and Treasurer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William C. Griffiths	Chairman of the Board	December 11, 2020
William C. Griffiths

/s/ Susan F. Davis	Director	December 11, 2020
Susan F. Davis

/s/ Joseph D. Rupp	Director	December 11, 2020
Joseph D. Rupp

/s/ Curtis M. Stevens	Director	December 11, 2020
Curtis M. Stevens

/s/ Robert R. Buck	Director	December 11, 2020
Robert R. Buck

/s/ Donald R. Maier	Director	December 11, 2020
Donald R. Maier

/s/ Meredith W. Mendes	Director	December 11, 2020
Meredith W. Mendes

/s/ William E. Waltz	Director	December 11, 2020
William E. Waltz

/s/ George L. Wilson	President and Chief Executive Officer	December 11, 2020
George L. Wilson	(Principal Executive Officer)

/s/ Scott M. Zuehlke	Senior Vice President - Chief Financial Officer and Treasurer	December 11, 2020
Scott M. Zuehlke	(Principal Financial Officer)

/s/ Mark A. Livingston	Vice President, Chief Accounting Officer and Controller	December 11, 2020
Mark A. Livingston	(Principal Accounting Officer)

                        EXHIBIT INDEX

Exhibit Number                Description of Exhibits

2.1	Distribution Agreement among Quanex Corporation, Quanex Building Products LLC and Quanex Building Products Corporation (incorporated by reference to Exhibit 10.1 to Quanex Corporation’s Current Report on Form 8-K (Reg. No. 001-05725) filed with the Commission on December 24, 2007).

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

4.3
Amendment No. 1 to Amended and Restated Credit Agreement, by and among the Company; the lenders party thereto; and Wells Fargo Bank, National Association, as Agent (portions redacted). filed as Exhibit 4.3 of the Registrant's Quarterly Report on Form 10-Q (Reg. No. 001-33913) for the quarter ended July 31, 2020.

†10.1
Quanex Building Products Corporation Amended and Restated 2008 Omnibus Incentive Plan, filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (Reg. No. 001-33913) as filed with the Securities and Exchange Commission on February 27, 2014, and incorporated herein by reference.

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

†10.5
Form of Executive Severance Policy applicable to the Registrant and certain of its executive officers, filed as Exhibit 10.1 of the Registrant's current report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on March 2, 2020 and incorporated herein by reference.

†10.6
Form of Indemnity Agreement between the Registrant and each of its independent directors, filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on August 29, 2008, and incorporated herein by reference.

†10.7
Form of Indemnity Agreement between the Registrant and each of its officers, filed as Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on August 29, 2008, and incorporated herein by reference.

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

†10.18
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

†10.20
Amended Form of Performance Share Award Agreement for Key Leaders under the Quanex Building Products Corporation 2008 Omnibus Incentive Plan, as amended, filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on December 7, 2015, and incorporated herein by reference.

†10.21
Amended Form of Annual Incentive Award Agreement under the Quanex Building Products Corporation 2008 Omnibus Incentive Plan, as amended, filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on December 7, 2015, and incorporated herein by reference.

†10.22
Agreement between Quanex Building Products Corporation and Scott Zuehlke, effective November 1, 2019, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on November 1, 2019, and incorporated herein by reference.

10.23
Lease dated February 9, 2016, between Garner Properties Ltd. and HL Plastics Limited, filed as Exhibit 10.44 to the Registrant's Annual Report on Form 10-K (Reg. No. 001-33913) for the year ended October 31, 2016, as filed with the Securities and Exchange Commission on December 16, 2016, and incorporated herein by reference.

10.24
Amended and Completely Restated Lease Agreement dated August 25, 2016, between Lauren Real Estate Holding LLC and Quanex IG Systems, Inc., filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on August 26, 2016, and incorporated herein by reference.

†10.25
Amended and Restated Employee Stock Purchase Plan, as amended and restated effective April 1, 2017, filed as Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A for its 2017 Annual Meeting of Stockholders (Reg. No 001-33919), as filed with the Securities and Exchange Commission on January 31, 2017, and incorporated herein by reference.

†10.26
Agreement between Quanex Building Products Corporation and George Wilson, effective August 1, 2017, filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (Reg. No. 001-33919) as filed with the Securities and Exchange Commission on July 27, 2017, and herein incorporated by reference.

†10.27
Form of Key Leader Stock Settled Performance Restricted Stock Units Award Agreement filed as Exhibit 10.50 to the Registrant's Annual Report on Form 10-K (Reg. No. 001-33913) for the year ended October 31, 2017, as filed with the Securities and Exchange Commission on December 12, 2017, and incorporated herein by reference.

†10.28
Form of Section 16 Officer Stock Settled Performance Restricted Stock Units Award Agreement filed as Exhibit 10.51 to the Registrant's Annual Report on Form 10-K (Reg. No. 001-33913) for the year ended October 31, 2017, as filed with the Securities and Exchange Commission on December 12, 2017, and incorporated herein by reference.

10.29
Share Repurchase Agreement by and among Praesidium Investment Management Company LLC, Quanex Building Products Corporation, Kevin Oram and Peter Uddo, effective October 9, 2018, filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913) as filed with the Securities and Exchange Commission on October 12, 2018, and incorporated herein by reference.

†10.30
Agreement between Quanex Building Products Corporation and Mark Livingston, effective November 1, 2019, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on November 1, 2019, and incorporated herein by reference.

                        EXHIBIT INDEX

Exhibit Number                Description of Exhibits

†10.31
Agreement between Quanex Building Products Corporation and Paul Cornett, effective November 1, 2019, filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on November 1, 2019, and incorporated herein by reference.

†10.32
Quanex Building Products Corporation 2020 Omnibus Incentive Plan filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on March 2, 2020, and incorporated herein by reference.

†10.33
Form of Restricted Stock Award Agreement for Employees under the Quanex Building Products Corporation 2020 Omnibus Incentive Plan, filed as Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-33913) as filed with the Securities and Exchange Commission on March 6, 2020, and incorporated herein by reference.

†10.34
Form of Annual Incentive Award Agreement for Employees under the Quanex Building Products Corporation 2020 Omnibus Incentive Plan, filed as Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-33913) as filed with the Securities and Exchange Commission on June 5, 2020, and incorporated herein by reference.

†10.35
Form of Restricted Stock Award Agreement for Employees under the Quanex Building Products Corporation 2020 Omnibus Incentive Plan, filed as Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-33913) as filed with the Securities and Exchange Commission on June 5, 2020, and incorporated herein by reference.

†10.36
Form of Restricted Stock Unit Award Agreement for Employees under the Quanex Building Products Corporation 2020 Omnibus Incentive Plan, filed as Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-33913) as filed with the Securities and Exchange Commission on June 5, 2020, and incorporated herein by reference.

†10.37
Form of Performance Share Award Agreement for Employees under the Quanex Building Products Corporation 2020 Omnibus Incentive Plan, filed as Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-33913) as filed with the Securities and Exchange Commission on June 5, 2020, and incorporated herein by reference.

†10.38
Form of Performance Restricted Stock Unit Award Agreement for Employees under the Quanex Building Products Corporation 2020 Omnibus Incentive Plan, filed as Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-33913) as filed with the Securities and Exchange Commission on June 5, 2020, and incorporated herein by reference.

*†10.39	Form of Restricted Stock Unit Award Agreement for independent Directors under the Quanex Building Products Corporation 2020 Omnibus Incentive Plan.

*21.1	Subsidiaries of the Registrant.

*23.1	Consent of Grant Thornton LLP.

*31.1	Certification by chief executive officer pursuant to Rule 13a-14(a)/15d-14(a).

*31.2	Certification by chief financial officer pursuant to Rule 13a-14(a)/15d-14(a).

*32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

                        EXHIBIT INDEX

Exhibit Number                Description of Exhibits

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