Form 10-Q
period 2021-01-31
Quanex Building Products CORP
filed 2021-03-05
CIK 1423221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________
FORM 10-Q
 ________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
The number of shares outstanding of the registrant's Common Stock as of February 26, 2021 was 33,640,169.

QUANEX BUILDING PRODUCTS CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 31, 2021	October 31, 2020
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$43,426	$51,621
Accounts receivable, net of allowance for credit losses of $196 and $161	82,538	88,287
Inventories, net	76,076	61,181
Prepaid and other current assets	7,213	6,217
Total current assets	209,253	207,306
Property, plant and equipment, net of accumulated depreciation of $346,212 and $340,144	182,371	184,104
Operating lease right-of-use assets	53,252	51,824
Goodwill	149,941	146,154
Intangible assets, net	91,806	93,068
Other assets	7,648	9,129
Total assets	$694,271	$691,585
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$62,553	$77,335
Accrued liabilities	37,450	38,289
Income taxes payable	3,768	6,465
Current maturities of long-term debt	704	692
Current operating lease liabilities	7,738	7,459
Total current liabilities	112,213	130,240
Long-term debt	112,090	116,728
Non current operating lease liabilities	46,086	44,873
Deferred pension and postretirement benefits	10,871	10,923
Deferred income taxes	21,580	19,116
Other liabilities	13,723	13,946
Total liabilities	316,563	335,826
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, shares authorized 1,000,000; issued and outstanding - none	—	—
Common stock, $0.01 par value, shares authorized 125,000,000; issued 37,273,510 and 37,296,166, respectively; outstanding 33,347,769 and 32,804,737, respectively	373	373
Additional paid-in-capital	252,277	253,458
Retained earnings	218,732	213,517
Accumulated other comprehensive loss	(24,424)	(33,024)
Less: Treasury stock at cost, 3,925,741 and 4,491,429 shares, respectively	(69,250)	(78,565)
Total stockholders’ equity	377,708	355,759
Total liabilities and stockholders' equity	$694,271	$691,585
The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	January 31,
	2021	2020
	(In thousands, except per share amounts)
Net sales	$230,147	$196,597
Cost and expenses:
Cost of sales (excluding depreciation and amortization)	176,397	157,427
Selling, general and administrative	30,861	24,132
Restructuring charges	39	153
Depreciation and amortization	11,015	12,905
Operating income	11,835	1,980
Non-operating (expense) income:
Interest expense	(751)	(1,582)
Other, net	192	36
Income before income taxes	11,276	434
Income tax expense	(3,424)	(424)
Net income	$7,852	$10

Basic earnings per common share	$0.24	$—

Diluted earnings per common share:	$0.24	$—

Weighted-average common shares outstanding:
Basic	32,872	32,861
Diluted	33,212	33,078

Cash dividends per share	$0.08	$0.08

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	January 31,
	2021	2020
	(In thousands)
Net income	$7,852	$10
Other comprehensive income:
Foreign currency translation gain	8,600	2,743
Change in pension from net unamortized gain adjustment (pretax)	—	2,519
Change in pension from net unamortized gain adjustment tax expense	—	(609)
Other comprehensive income	8,600	4,653
Comprehensive income	$16,452	$4,663

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	January 31,
	2021	2020
	(In thousands)
Operating activities:
Net income	$7,852	$10
Adjustments to reconcile net income to cash used for operating activities:
Depreciation and amortization	11,015	12,905
Stock-based compensation	523	(239)
Deferred income tax	1,925	(413)
Other, net	3,189	1,096
Changes in assets and liabilities:
Decrease in accounts receivable	7,103	18,641
Increase in inventory	(14,061)	(10,657)
(Increase) decrease in other current assets	(873)	1,200
Decrease in accounts payable	(14,577)	(12,063)
Decrease in accrued liabilities	(2,692)	(12,519)
Decrease in income taxes payable	(2,790)	(936)
(Decrease) increase in deferred pension and postretirement benefits	(52)	448
Decrease in other long-term liabilities	(399)	(405)
Other, net	442	(725)
Cash used for operating activities	(3,395)	(3,657)
Investing activities:
Capital expenditures	(5,246)	(9,312)
Proceeds from disposition of capital assets	64	—
Cash used for investing activities	(5,182)	(9,312)
Financing activities:
Borrowings under credit facilities	—	34,500
Repayments of credit facility borrowings	(5,000)	(24,500)
Repayments of other long-term debt	(541)	(285)
Common stock dividends paid	(2,637)	(2,659)
Issuance of common stock	10,030	3,075
Payroll tax paid to settle shares forfeited upon vesting of stock	(492)	(454)
Purchase of treasury stock	(1,927)	(4,639)
Cash (used for) provided by financing activities	(567)	5,038
Effect of exchange rate changes on cash and cash equivalents	949	177
Decrease in cash and cash equivalents	(8,195)	(7,754)
Cash and cash equivalents at beginning of period	51,621	30,868
Cash and cash equivalents at end of period	$43,426	$23,114
The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

Three Months Ended January 31, 2021	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	(In thousands, no per share amounts shown except in verbiage)
Balance at October 31, 2020	$373	$253,458	$213,517	$(33,024)	$(78,565)	$355,759
Net income	—	—	7,852	—	—	7,852
Foreign currency translation adjustment	—	—	—	8,600	—	8,600
Common dividends ($0.08 per share)	—	—	(2,637)	—	—	(2,637)
Treasury shares purchased, at cost	—	—	—	—	(1,927)	(1,927)
Stock-based compensation activity:
Expense related to stock-based compensation	—	523	—	—	—	523
Stock options exercised	—	635	—	—	9,395	10,030
Restricted stock awards granted	—	(1,282)	—	—	1,282	—
Performance restricted stock units vested	—	(565)	—	—	565	—
Other	—	(492)	—	—	—	(492)
Balance at January 31, 2021	$373	$252,277	$218,732	$(24,424)	$(69,250)	$377,708

Three Months Ended January 31, 2020	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balance at October 31, 2019	$374	$254,673	$185,703	$(33,817)	$(76,746)	$330,187
Net income	—	—	10	—	—	10
Foreign currency translation adjustment	—	—	—	2,743	—	2,743
Common dividends ($0.08 per share)	—	—	(2,659)	—	—	(2,659)
Purchase of treasury stock	—	—	—	—	(4,639)	(4,639)
Change in pension from net unamortized loss (net of tax expense of $609)	—	—	—	1,910	—	1,910
Stock-based compensation activity:
Stock-based compensation benefit	—	(239)	—	—	—	(239)
Stock options exercised	—	92	(159)	—	3,142	3,075
Restricted stock awards granted	—	(1,082)	94	—	988	—
Performance share awards vested	—	(495)	—	—	495	—
Other	(1)	(454)	—	—	—	(455)
Balance at January 31, 2020	$373	$252,495	$182,989	$(29,164)	$(76,760)	$329,933

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations and Basis of Presentation
Quanex Building Products Corporation is a component supplier to original equipment manufacturers (OEMs) in the building products industry. These components can be categorized as window and door (fenestration) components and kitchen and bath cabinet components. Examples of fenestration components include: (1) energy-efficient flexible insulating glass spacers, (2) extruded vinyl profiles, (3) window and door screens, and (4) precision-formed metal and wood products. We also manufacture cabinet doors and other components for OEMs in the kitchen and bathroom cabinet industry. In addition, we provide certain other non-fenestration components and products, which include solar panel sealants, trim moldings, vinyl decking, fencing, water retention barriers, and conservatory roof components. We have organized our business into three reportable business segments. For additional discussion of our reportable business segments, see Note 11, "Segment Information." We use low-cost, short lead-time production processes and engineering expertise to provide our customers with specialized products for their specific window, door, and cabinet applications. We believe these capabilities provide us with unique competitive advantages. We serve a primary customer base in North America and the United Kingdom (U.K.), and also serve customers in international markets through our operating plants in the U.K. and Germany, as well as through sales and marketing efforts in other countries.
Unless the context indicates otherwise, references to "Quanex", the "Company", "we", "us" and "our" refer to the consolidated business operations of Quanex Building Products Corporation and its subsidiaries.
The accompanying interim unaudited condensed consolidated financial statements include the accounts of Quanex Building Products Corporation. All intercompany accounts and transactions have been eliminated in consolidation. These financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of October 31, 2020 was derived from audited financial information but does not include all disclosures required by U.S. GAAP. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020. In our opinion, the accompanying financial statements contain all adjustments (which consist of normal recurring adjustments, except as disclosed herein) necessary to fairly present our financial position, results of operations and cash flows for the interim periods. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year or for any future periods.
In preparing financial statements, we make informed judgments and estimates that affect the reported amounts of assets and liabilities as of the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting period. We review our estimates on an on-going basis, including those related to impairment of long-lived assets and goodwill, contingencies and income taxes. Changes in facts and circumstances may result in revised estimates and actual results may differ from these estimates.
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
The following table summarizes our product sales for the three months ended January 31, 2021 and 2020 into groupings by segment which we believe depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors. For further details regarding our results by segment, refer to Note 11 “Segment Information”.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended
	January 31,
	2021	2020
	(In thousands)
North American Fenestration:
United States - fenestration	$112,300	$96,847
International - fenestration	7,778	6,434
United States - non-fenestration	5,398	4,563
International - non-fenestration	2,640	2,608
	$128,116	$110,452
European Fenestration:
International - fenestration	$41,354	$30,964
International - non-fenestration	7,737	5,802
	$49,091	$36,766
North American Cabinet Components:
United States - fenestration	$2,974	$3,147
United States - non-fenestration	50,502	46,450
International - non-fenestration	518	447
	$53,994	$50,044
Unallocated Corporate & Other
Eliminations	$(1,054)	$(665)
	$(1,054)	$(665)
Net sales	$230,147	$196,597
Allowance for Credit Losses
We have established an allowance for credit losses to estimate the risk of losses, which represents an estimate of expected losses over the remaining contractual life of our receivables. The allowance is determined using two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, a specific reserve is established for individual accounts where information indicates the customers may have an inability to meet financial obligations. Second, a reserve is determined for all customers based on a range of percentages applied to aging categories. These percentages are based on historical collection rates, write-off experience, and forecasts of future economic conditions. Actual write-offs are charged against the allowance when collection efforts have been unsuccessful.
COVID-19 Impact
On March 11, 2020, the World Health Organization (WHO) declared the outbreak of COVID-19 as a global pandemic and advised aggressive containment action. The COVID-19 pandemic and its impacts are continuing to have an adverse effect on many sectors of the economy. Measures providing for business shutdowns generally exclude certain essential services commonly including critical infrastructure such as construction and the businesses that support that critical infrastructure. To date, we have not experienced significant challenges or expenses implementing crisis management plans intended for containment and prevention. While we could expect some negative impacts on our business, results of operations, cash flows and financial position, the overall financial impact cannot be reasonably estimated at this time.
The health and safety of our employees are high priority. In response to the COVID-19 pandemic, we have taken additional measures to limit possible infections at the workplace by implementing social distancing, sanitizing the workspace, and requiring employees to wear masks and other measures necessary to ensure safety as infection surges dictate.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Inventories
Inventories consisted of the following at January 31, 2021 and October 31, 2020 (in thousands):

	January 31, 2021	October 31, 2020
Raw materials	$40,822	$33,298
Finished goods and work in process	38,732	32,347
Supplies and other	2,060	2,020
Total	81,614	67,665
Less: Inventory reserves	5,538	6,484
Inventories, net	$76,076	$61,181
Fixed costs related to excess manufacturing capacity, if any, have been expensed in the period they were incurred and, therefore, are not capitalized into inventory.
3. Goodwill and Intangible Assets
Goodwill
The change in the carrying amount of goodwill for the three months ended January 31, 2021 was as follows (in thousands):

Three Months Ended
January 31, 2021
Beginning balance as of November 1, 2020	$146,154
Foreign currency translation adjustment	3,787
Balance as of the end of the period	$149,941
At our last annual test date, August 31, 2020, we evaluated the recoverability of goodwill at each of our five reporting units with goodwill balances and determined that our goodwill was not impaired. We evaluated for indicators of impairment during the three months ended January 31, 2021 and determined that there were no triggering events related to the impacts of COVID-19 or any other areas of our operations. However, the long term effects of the COVID-19 pandemic on the demand and pricing of our products may result in future impairment charges. For a summary of the change in the carrying amount of goodwill by segment, see Note 11, "Segment Information."
Identifiable Intangible Assets
Amortizable intangible assets consisted of the following as of January 31, 2021 and October 31, 2020 (in thousands):

	January 31, 2021		October 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$146,236	$73,600	$154,004	$80,441
Trademarks and trade names	56,443	38,071	55,745	37,314
Patents and other technology	22,543	21,745	22,386	21,312
Total	$225,222	$133,416	$232,135	$139,067
We had aggregate amortization expense related to intangible assets for the three months ended January 31, 2021 of $3.4 million and $3.7 million for the comparable prior year period. We retired fully amortized identifiable assets of $9.9 million related to customer relationships during the three months ended January 31, 2021.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Estimated remaining amortization expense, based on current intangible balances, for each of the fiscal years ending October 31, is as follows (in thousands):

Estimated Amortization Expense
2021 (remaining nine months)	$9,369
2022	12,136
2023	11,377
2024	10,627
2025	9,400
Thereafter	38,897
Total	91,806

4. Debt and Finance Lease Obligations
Long-term debt consisted of the following at January 31, 2021 and October 31, 2020 (in thousands):

	January 31, 2021	October 31, 2020
Revolving Credit Facility	$98,000	$103,000
Finance lease obligations and other	15,619	15,321
Unamortized deferred financing fees	(825)	(901)
Total debt	$112,794	$117,420
Less: Current maturities of long-term debt	704	692
Long-term debt	$112,090	$116,728
Revolving Credit Facility
As more fully described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020, on October 18, 2018, we amended and extended our prior credit facility by entering into a $325.0 million revolving credit facility (the “2018 Credit Facility”), with Wells Fargo Bank, National Association, as Agent, Swingline Lender and Issuing Lender, and Bank of America, N.A. serving as Syndication Agent. The 2018 Credit Facility has a five-year term, maturing on October 18, 2023, and requires interest payments calculated, at our election and depending upon our Consolidated Leverage Ratio, at either a Base Rate plus an applicable margin or the LIBOR Rate plus an applicable margin. At the time of the initial borrowing, the applicable rate was LIBOR + 1.50%. In addition, we are subject to commitment fees for the unused portion of the 2018 Credit Facility.
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
The 2018 Credit Facility provides for incremental revolving credit commitments for a minimum principal amount of $10.0 million, up to an aggregate amount of $150.0 million, subject to the lender's discretion to elect or decline the incremental increase. We can also borrow up to the lesser of $15.0 million or the revolving credit commitment, as defined, under a Swingline feature of the Credit Facility.

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
In addition to maintaining these financial covenants, the 2018 Credit Facility also limits our ability to enter into certain business transactions, such as to incur indebtedness or liens, to acquire businesses or dispose of material assets, make restricted payments, pay dividends (limited to $20.0 million per year) and other transactions as further defined in the 2018 Credit Facility. Some of these limitations, however, do not take effect so long as total leverage is less than or equal to 2.75 to 1.00 and available liquidity exceeds $25 million. Substantially all of our domestic assets, with the exception of real property, are used as collateral for the Credit Agreement.
As of January 31, 2021, we had $98.0 million of borrowings outstanding under the 2018 Credit Facility (reduced by unamortized debt issuance costs of $0.8 million), $4.5 million of outstanding letters of credit and $15.6 million outstanding primarily under finance leases and other debt. We had $222.5 million available for use under the 2018 Credit Facility at January 31, 2021. Outstanding borrowings under the 2018 Credit Facility accrue interest at 1.37% per annum. Our weighted average borrowing rate for borrowings outstanding during the three months ended January 31, 2021 and 2020 was 1.56% and 3.27%, respectively. We were in compliance with our debt covenants as of January 31, 2021.
5. Retirement Plans
Pension Plan
Our non-contributory, single employer defined benefit pension plan covers a majority of our employees in the U.S. The net periodic pension cost for this plan for the three months ended January 31, 2021 and 2020 was as follows (in thousands):

	Three Months Ended
	January 31,
	2021	2020
Service cost	$212	$538
Interest cost	189	293
Expected return on plan assets	(490)	(491)
Amortization of net loss	36	108
Net periodic pension (benefit) cost	$(53)	$448
On January 1, 2020, we enacted changes to our pension plan whereby the benefits for all participants were frozen and thereafter those participants will receive increased benefits in the Company sponsored defined contribution plan in lieu of participation in a defined benefit plan.
As a result of this action, we remeasured the pension assets and obligations for the pension plan, which resulted in a decrease to our projected benefit obligation and a corresponding net actuarial gain that was recorded in accumulated other comprehensive income.
During September 2020, we contributed $3.7 million to fund our plan, and we expect to make a contribution to our plan in September 2021 of approximately $0.5 million.
Other Plans
We also have a supplemental benefit plan covering certain executive officers and key employees and a non-qualified deferred compensation plan covering members of the Board of Directors and certain key employees. As of January 31, 2021 and October 31, 2020, our liability under the supplemental benefit plan was approximately $2.7 million and $2.6 million, respectively. As of January 31, 2021 and October 31, 2020, the liability associated with the deferred compensation plan was approximately $4.2 million and $3.3 million, respectively. We record the current portion of liabilities associated with these plans under the caption "Accrued Liabilities," and the long-term portion under the caption "Other Liabilities" in the accompanying condensed consolidated balance sheets.
6. Income Taxes
To determine our income tax expense or benefit for interim periods, consistent with accounting standards, we apply the estimated annual effective income tax rate to year-to-date results. Our estimated annual effective tax rates for the three months

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
ended January 31, 2021 and 2020 was 26.0% and 20.5%, respectively, excluding discrete items. The 2021 effective tax rate was primarily impacted by a discrete benefit of $0.5 million related to the vesting or exercise of equity-based compensation awards and a charge of $0.8 million for the true-up of our deferred taxes from prior year filings. The 2020 effective tax rate was primarily impacted by a discrete charge of $0.4 million related to the vesting or exercise of equity-based compensation awards.
As of January 31, 2021, our liability for uncertain tax positions (UTP) of $0.5 million, compared to $0.6 million for the comparable prior year period, relates to certain state tax items regarding the interpretation of tax laws and regulations. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. The outcome of the future tax consequences of legal proceedings, if any, as well as the outcome of competent authority proceedings, changes in regulatory tax laws, or interpretation of those tax laws could impact our financial statements. We are subject to the effect of these matters occurring in various jurisdictions. The disallowance of the UTP would not materially affect the annual effective tax rate. We do not believe any of the UTP at January 31, 2021 will be recognized within the next twelve months.
We evaluate the likelihood of realization of our deferred tax assets by considering both positive and negative evidence. We maintain a valuation allowance for certain state net operating losses which totaled $1.5 million at January 31, 2021 and October 31, 2020.
Final regulations were published by the Internal Revenue Service regarding Uniform Capitalization (UNICAP) that became effective during fiscal 2020. On March 27, 2020, The Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law. In addition, the Consolidated Appropriations Act, 2021 (CAA) was signed into law on December 27, 2020. We evaluated the UNICAP regulations and the CARES Act and determined that there were no material impacts on our condensed consolidated financial statements. We are evaluating the CAA and do not believe there will be a material impact on our condensed consolidated financial statements.
7. Contingencies
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
effect on our overall financial condition, results of operations or cash flows, and we have not recorded any accrual with regard to these claims.
8. Fair Value Measurement of Assets and Liabilities
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market data developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to Level 1 and the lowest priority to Level 3. The three levels of the fair value hierarchy are described below:
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
Carrying amounts reported on the balance sheet for cash, cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. Our outstanding debt is variable rate debt that re-prices frequently, thereby limiting our exposure to significant change in interest rate risk. As a result, the fair value of our debt instrument approximates carrying value at January 31, 2021, and October 31, 2020 (Level 2 measurement).
Our performance share awards are marked-to-market on a quarterly basis during a three-year vesting period based on market data (Level 2 measurement). For further information, refer to Note 9, "Stock-Based Compensation - Performance Share Awards."
9. Stock-Based Compensation
We have established and maintain an Omnibus Incentive Plan (2020 Plan) that provides for the granting of restricted stock awards, stock options, restricted stock units, performance share awards, performance restricted stock units, and other stock-based and cash-based awards. The 2020 Plan is administered by the Compensation and Management Development Committee of the Board of Directors.
The aggregate number of shares of common stock authorized for grant under the 2020 Plan is 3,139,895 as approved by shareholders. Any officer, key employee and/or non-employee director is eligible for awards under the 2020 Plan. We grant restricted stock units to non-employee directors on the first business day of each fiscal year. As approved by the Compensation & Management Development Committee of our Board of Directors annually, we grant a mix of restricted stock awards, restricted stock units, performance shares and/or performance restricted stock units to officers, management and key employees. We also historically granted stock options to certain officers, directors and key employees. Occasionally, we may make additional grants to key employees at other times during the year.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
A summary of non-vested restricted stock awards activity during the three months ended January 31, 2021 is presented below:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value per Share
Non-vested at October 31, 2020	187,500	$16.82
Granted	73,300	20.68
Forfeited	—	—
Vested	(44,400)	20.70
Non-vested at January 31, 2021	216,400	$17.28
The total weighted average grant-date fair value of restricted stock awards that vested during each of the three months ended January 31, 2021 and 2020 was $0.9 million and $1.1 million, respectively. As of January 31, 2021, total unrecognized compensation cost related to unamortized restricted stock awards was $2.7 million. We expect to recognize this expense over the remaining weighted average vesting period of 2.2 years.
Stock Options
Historically, stock options have been awarded to key employees, officers and non-employee directors. In December 2017, the Compensation & Management Development Committee of the Board of Directors approved a change to the long-term incentive award program eliminating the grant of stock options and replacing this award with a grant of performance restricted stock units as further described below. As a result, the final stock options were granted during the fiscal year ended October 31, 2017. Stock options typically vested ratably over a three-year period with service and continued employment as the vesting conditions. Our stock options may be exercised up to a maximum of ten years from the date of grant. The fair value of the stock options was determined on the grant date and expensed over the vesting period resulting in an increase in additional paid-in-capital. For employees who were nearing retirement-eligibility, we recognized stock option expense ratably over the shorter of the vesting period or the period from the grant-date to the retirement-eligibility date.
We use a Black-Scholes pricing model to estimate the fair value of stock options. A description of the methodology for the valuation assumptions was disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020.
The following table summarizes our stock option activity for the three months ended January 31, 2021:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000s)
Outstanding at October 31, 2020	1,095,329	$18.88
Granted	—
Exercised	(536,561)	18.69
Forfeited/Expired	(1,000)	16.90
Outstanding at January 31, 2021	557,768	$19.07	4.3	$1,628
Vested at January 31, 2021	557,768	$19.07	4.3	$1,628
Exercisable at January 31, 2021	557,768	$19.07	4.3	$1,628
Intrinsic value is the amount by which the market price of the common stock on the date of exercise exceeds the exercise price of the stock option. The total intrinsic value of stock options exercised during the three months ended January 31, 2021 and 2020 was $2.3 million and $0.5 million, respectively. The weighted-average grant date fair value of stock options that vested during the three months ended January 31, 2020 was $0.4 million. As of January 31, 2020, all compensation cost related to stock options has been recognized.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
During the three months ended January 31, 2021 and 2020, non-employee directors received 28,826 and 25,326 restricted stock units, respectively, at a grant date fair value of $18.79 per share and $19.02 per share, respectively, which vested immediately. As of January 31, 2021, there were 21,774 non-vested restricted stock units, which were awarded in January 2020 to key employees at a weighted average grant date fair value of $17.08. During the three months ended January 31, 2021 we paid $0.1 million to settle vested restricted stock units. There were no corresponding payments to settle vested restricted stock during the three months ended January 31, 2020.
Performance Share Awards
We have awarded annual grants of performance shares to key employees and officers. Beginning with the fiscal year ended October 31, 2019, performance share awards issued vest with return on net assets (RONA) as the vesting condition and pay out 100% in cash, and are accounted for as liability.
The expected cash settlement of the performance share award is recorded as a liability and is being marked to market over the three-year term of the award and can fluctuate depending on the number of shares ultimately expected to vest. Depending on the achievement of the performance conditions, 0% to 200% of the awarded performance shares may ultimately vest.
The following table summarizes our performance share grants and the grant date fair value for the RONA performance metrics:

Grant Date	Shares Awarded	Return on Net Assets	Shares Forfeited
December 5, 2018	131,500	$13.63	40,900
December 5, 2019	57,400	$19.40	5,300
December 2, 2020	65,300	$20.68	—
In December 2020, the December 2017 grant vested, however, no shares were awarded as performance criteria were not met. We recorded compensation expense of $2.7 million for the three months ended January 31, 2021 related to the expected payout of our performance share awards that were outstanding as of January 31, 2021. We recorded a decrease in compensation expense of $0.5 million for the three months ended January 31, 2020 related to the expected payout of our performance share awards that were outstanding as of January 31, 2020.
Performance share awards are not considered outstanding shares and do not have voting rights, although dividends are accrued over the performance period and will be payable in cash based upon the number of performance shares ultimately earned.
Performance Restricted Stock Units
We award performance restricted stock units to key employees and officers. These awards cliff vest upon a three-year service period with the absolute total shareholder return of our common stock over this three-year term as the vesting criteria. The number of shares earned is variable depending on the metric achieved, and the settlement method is 100% in our common stock, with accrued dividends paid in cash at the time of vesting, assuming the shares had been outstanding throughout the performance period.
To value the performance restricted stock units, we used a Monte Carlo simulation model to arrive at a grant-date fair value. This amount will be adjusted for forfeitures and expensed over the three-year term of the award with a credit to additional paid-in-capital. Depending on the achievement of the performance conditions, a minimum of 0% and a maximum of 150% of the awarded performance restricted stock units may vest. Specifically, the awards vest on a continuum with the following Absolute Total Shareholder Return (A-TSR) milestones:

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Vesting Level	Vesting Criteria	Percentage of Award Vested
Level 1	A-TSR greater than or equal to 50%	150%
Level 2	A-TSR less than 50% and greater than or equal to 20%	100%
Level 3	A-TSR less than 20% and greater than or equal to -20%	50%
Level 4	A-TSR less than -20%	—%
The following table summarizes our performance restricted stock unit grants and the grant date fair value for the A-TSR performance metric:

Grant Date	Shares Awarded	Grand Date Fair Value	Shares Forfeited
December 5, 2018	89,200	$13.63	25,500
December 5, 2019	35,000	$19.40	—
December 2, 2020	38,400	$20.68	—
During the three months ended January 31, 2021, 32,322 performance restricted stock units vested. We recorded compensation expense of approximately $0.2 million and $0.1 million, respectively, for the three months ending January 31, 2021 and 2020 related to our performance restricted stock units.
The performance restricted stock units are not considered outstanding shares, do not have voting rights, and are excluded from diluted weighted-average shares used to calculate earnings per share until the performance criteria is probable to result in the issuance of contingent shares. As of January 31, 2021, we have deemed 71,484 shares related to the December 2018 grant of performance restricted stock units as probable to vest.
Treasury Shares
We record treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Shares are generally issued from treasury stock at the time of grant of restricted stock awards, upon the exercise of stock options, and upon the vesting of performance shares and performance restricted stock units. On the subsequent issuance of treasury shares, we record proceeds in excess of cost as an increase in additional paid in capital. A deficiency of such proceeds relative to costs would be applied to reduce paid-in-capital associated with prior issuances to the extent available, with the remainder recorded as a charge to retained earnings. There were no charges to retained earnings during the three months ended January 31, 2021.
The following table summarizes the treasury stock activity during the three months ended January 31, 2021:

Three Months Ended
January 31, 2021
Beginning Balance as of November 1, 2020	4,491,429
Restricted stock awards granted	(73,300)
Performance share awards vested	(32,322)
Stock options exercised	(536,561)
Treasury stock repurchases	76,495
Balance at January 31, 2021	3,925,741

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. Other Income
Other income, included under the caption "Other, net" on the accompanying condensed consolidated statements of income, consisted of the following for the three months ended January 31, 2021 and 2020 (in thousands):

	Three Months Ended
	January 31,
	2021	2020
Foreign currency transaction losses	$(78)	$(49)
Foreign currency derivative gains (losses)	—	(11)
Pension service benefit	265	90
Interest income	3	5
Other	2	1
Other, net	$192	$36
11. Segment Information
We present three reportable business segments (1) NA Fenestration, comprising three operating segments primarily focused on the fenestration market in North America including vinyl profiles, insulating glass spacers, screens & other fenestration components; (2) EU Fenestration, comprising our U.K.-based vinyl extrusion business, manufacturing vinyl profiles & conservatories, and the European insulating glass business manufacturing insulating glass spacers; and (3) NA Cabinet Components, comprising our cabinet door and components operations. We maintain an Unallocated Corporate & Other which includes transaction expenses, stock-based compensation, long-term incentive awards based on the performance of our common stock and other factors, certain severance, legal, and other costs not deemed to be allocable to all segments, depreciation of corporate assets, interest expense, other, net, income taxes and inter-segment eliminations, and executive incentive compensation and medical expense fluctuations relative to planned costs as determined during the annual planning process. Other general and administrative costs associated with the corporate office are allocated to the reportable segments, based upon a relative measure of profitability in order to more accurately reflect each reportable business segment's administrative costs. We allocate corporate expenses to businesses acquired mid-year from the date of acquisition. The accounting policies of our operating segments are the same as those used to prepare the accompanying condensed consolidated financial statements. Corporate general and administrative expense allocated during the three month period ended January 31, 2021 was $5.2 million and $5.5 million for the comparable prior year period.
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
Segment information for the three months ended January 31, 2021 and 2020, and total assets as of January 31, 2021 and October 31, 2020 are summarized in the following table (in thousands):

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	NA Fenestration	EU Fenestration	NA Cabinet Comp.	Unallocated Corp. & Other	Total
Three Months Ended January 31, 2021
Net sales	$128,116	$49,091	$53,994	$(1,054)	$230,147
Depreciation and amortization	5,111	2,518	3,270	116	11,015
Operating income (loss)	11,203	8,187	(13)	(7,542)	11,835
Capital expenditures	2,820	472	1,953	1	5,246
Three Months Ended January 31, 2020
Net sales	$110,452	$36,766	$50,044	$(665)	$196,597
Depreciation and amortization	6,979	2,408	3,402	116	12,905
Operating income (loss)	1,631	3,164	(2,115)	(700)	1,980
Capital expenditures	6,928	1,219	1,075	90	9,312
As of January 31, 2021
Total assets	$250,683	$227,164	$177,577	$38,847	$694,271
As of October 31, 2020
Total assets	$252,703	$223,248	$174,713	$40,921	$691,585
The following table summarizes the change in the carrying amount of goodwill by reportable business segment for the three months ended January 31, 2021 (in thousands):

	NA Fenestration	EU Fenestration	NA Cabinet Comp.	Unallocated Corp. & Other	Total
Balance as of October 31, 2020	$38,712	$68,295	$39,147	$—	$146,154
Foreign currency translation adjustment	—	3,787	—	—	3,787
Balance as of January 31, 2021	$38,712	$72,082	$39,147	$—	$149,941
For further details of Goodwill, see Note 3, "Goodwill & Intangible Assets", located herewith.
We did not allocate non-operating loss or income tax benefit to the reportable segments. The following table reconciles operating income as reported above to net income for the three months ended January 31, 2021 and 2020 (in thousands):

	Three Months Ended
	January 31,
	2021	2020
Operating income	$11,835	$1,980
Interest expense	(751)	(1,582)
Other, net	192	36
Income tax expense	(3,424)	(424)
Net income	$7,852	$10

12. Earnings Per Share
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Basic and diluted earnings per share for the three months ended January 31, 2021 and 2020 were calculated as follows (in thousands, except per share data):

	Net Income	Weighted Average Shares	Per Share
Three Months Ended January 31, 2021
Basic earnings per common share	$7,852	32,872	$0.24
Effect of dilutive securities:
Stock options	—	164	—
Restricted stock awards	—	105	—
Performance restricted stock units	—	71	—
Diluted earnings per common share	$7,852	33,212	$0.24

Three Months Ended January 31, 2020
Basic earnings per common share	$10	32,861	$—
Effect of dilutive securities:
Stock options	—	77	—
Restricted stock awards	—	93	—
Performance shares	—	28	—
Performance restricted stock units	—	19	—
Diluted earnings per common share	$10	33,078	$—
We had no common stock equivalents that were potentially dilutive in future earnings per share calculations for the three months ended January 31, 2021 and 772,756 for the comparable prior year period. We also had no restricted stock award equivalents that were potentially dilutive in future earnings per calculations for the three months ended January 31, 2021 and 56,000 corresponding equivalents for the corresponding prior year period. Such dilution will be dependent on the excess of the market price of our stock over the exercise price and other components of the treasury stock method.
13. New Accounting Guidance
Accounting Standards Recently Adopted
In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326). This ASU sets forth a "current expected credit loss" model, which requires the measurement of all expected credit losses for financial instruments or other assets (e.g., trade receivables), held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. We adopted this amendment on November 1, 2020, with no material impact on our condensed consolidated financial statements.

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
Cautionary Note Regarding Forward-Looking Statements
Certain of the statements contained in this document and in documents incorporated by reference herein, including those made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking” statements as defined under the Private Securities Litigation Reform Act of 1995. Generally, the words “expect,” “believe,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. Forward looking statements are (1) all statements which address future operating performance, (2) events or developments that we expect or anticipate will occur in the future, including statements relating to volume, sales, operating income and earnings per share, and (3) statements expressing general outlook about future operating results. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our current projections or expectations. As and when made, we believe that these forward-looking statements are reasonable. However, caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date when made and there can be no assurance that such forward-looking statements will occur. We are not obligated to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to the following:
•impacts from public health issues (including pandemics, such as the current COVID-19 pandemic and quarantines) on the economy, demand for our products or our operations, including the responses of governmental authorities to contain such public health issues;
•changes in market conditions, particularly in the new home construction, and residential remodeling and replacement (R&R) activity markets in the United States, United Kingdom, Germany and elsewhere;
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
For information on additional factors that could cause actual results to differ materially, please refer to the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes as of January 31, 2021, and for the three months ended January 31, 2021 and 2020, included elsewhere herein. For additional information pertaining to our business, including risk factors which should be considered before investing in our common stock, refer to our Annual Report on Form 10-K for the fiscal year ended October 31, 2020.
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
We continue to invest in organic growth initiatives and we intend to continue evaluating business acquisitions that allow us to expand our existing fenestration and cabinet component footprint, enhance our product offerings, provide new complementary technology, enhance our leadership position within the markets we serve and expand into new markets or service lines. We have disposed of non-core businesses in the past, and continue to evaluate our business portfolio to ensure that we are investing in markets where we believe there is potential future growth.
We currently have three reportable business segments: (1) North American Fenestration segment (“NA Fenestration”), comprising three operating segments, manufacturing vinyl profiles, IG spacers, screens and other fenestration components; (2) European Fenestration segment (“EU Fenestration”), comprising our U.K.-based vinyl extrusion business, manufacturing vinyl profiles and conservatories, and the European insulating glass business manufacturing IG spacers; and (3) North American Cabinet Components segment (“NA Cabinet Components”), comprising our North American cabinet door and components business and two wood-manufacturing plants. We maintain a grouping called Unallocated Corporate & Other, which includes transaction expenses, stock-based compensation, long-term incentive awards based on the performance of our common stock and other factors, certain severance, legal, and other costs not deemed to be allocable to all segments, depreciation of corporate assets, interest expense, other, net, income taxes and inter-segment eliminations, and executive incentive compensation and medical expense fluctuations relative to planned costs as determined during the annual planning process. Other corporate general and administrative costs have been allocated to the reportable business segments, based upon a relative measure of profitability in order to more accurately reflect each reportable business segment's administrative costs. We allocate corporate expenses to businesses acquired mid-year from the date of acquisition. The accounting policies of our operating segments are the same as those used to prepare our accompanying condensed consolidated financial statements.
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

As part of our response to the COVID-19 pandemic, we have taken the following measures:
•We are continuing to provide our products to support critical infrastructure needs while following national, state, and local guidelines required to continue operations during the existence of the pandemic and related local declarations of emergency. However, local or regional hotspots of the pandemic could result in other locations being temporarily idled due to the need to deep clean areas where an employee who has tested positive for COVID-19 worked or any similar impacts in our supply chain. We work with our customers to the extent idling affects fulfillment timing.
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
In January 2021, the NAHB forecasted calendar-year housing starts to be 1.4 million for calendar years 2020, 2021, and 2022. The February 2021 Ducker forecast indicated that window shipments in the R&R market are expected to increase approximately 2% for calendar year 2020 and approximately 3% for each of the 2021 and 2022 calendar years. The estimated increase in window shipments for the year ended December 31, 2020 includes an increase in new construction shipments of approximately 3% and an increase in R&R shipments of approximately 2%. In February 2021, Catalina Research estimated that residential semi-custom cabinet demand in the U.S. is estimated to decline 2.8% in 2020 but rebound to growth of 3.6% for 2021. In line with market forecasts, we expect that some sales originally planned for the year ended October 31, 2021 may be realized during the years ended October 31, 2021 and 2022.
Several commodities in our business are subject to pricing fluctuations, including polyvinyl resin (PVC), titanium dioxide (TiO2), petroleum products, aluminum and wood. For the majority of our customers and critical suppliers, we have price adjusters in place which effectively share the base pass-through price changes for our primary commodities with our customers commensurate with the market at large. Our long-term exposure to these price fluctuations is somewhat mitigated due to the contractual component of the adjuster program. However, these adjusters are not in place with all customers and for all commodities, and there is a level of exposure to such volatility due to the lag associated with the timing of price updates in accordance with our customer agreements, particularly with regard to hardwoods. In addition, some of these commodities, such as silicone, are in high demand, particularly in Europe, which can affect the cost of the raw materials, a portion of which we may not be able to fully recover. Thus far we have not experienced notable supply or logistics disruptions.
On June 23, 2016, citizens of the U.K. voted to exit the European Union (E.U.) (referred to as Brexit). In October 2019, the U.K. and E.U. ratified a withdrawal agreement, and subsequently the U.K. left the E.U. on January 31, 2020. The E.U. rules for trade, travel, and business for the U.K. lapsed on December 31, 2020. In early 2021, the U.K. and the E.U. agreed on a 100% tariff liberalization trade agreement. There will be no tariffs or quotas on the movement of goods produced between the U.K. and the E.U. During this settling in period we could experience extended lead times for raw material imports.
Given the lack of comparable precedent, it is difficult for us to predict the future impacts on our U.K. based operations, which accounted for approximately 15% of our total sales for the year ended October 31, 2020. Since we manufacture and sell a majority of our U.K. products within the U.K., there is minimal risk to our ability to physically deliver goods and complete sales. The primary risk mitigation focus for our U.K. operations centers on the availability and pricing of raw materials. While we source the majority of our raw materials from within the U.K., many of the primary upstream raw materials our vendors use are being sourced from outside of the U.K., which could expose us to cross-border issues and raw material price impacts. We will mitigate this potential impact of Brexit on the import of goods to the U.K. by strategically managing our inventory levels and logistical channels.
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

Results of Operations
Three Months Ended January 31, 2021 Compared to Three Months Ended January 31, 2020

	Three Months Ended January 31,
	2021	2020	Change $	% Variance
	(Dollars in millions)
Net sales	$230.1	$196.6	$33.5	17%
Cost of sales (excluding depreciation and amortization)	176.4	157.4	19.0	(12)%
Selling, general and administrative	30.9	24.1	6.8	(28)%
Restructuring charges	—	0.2	(0.2)	100%
Depreciation and amortization	11.0	12.9	(1.9)	15%
Operating income	11.8	2.0	9.8	490%
Interest expense	(0.7)	(1.6)	0.9	56%
Other, net	0.2	—	0.2	100%
Income tax expense	(3.4)	(0.4)	(3.0)	(750)%
Net income	$7.9	$—	$7.9	100%
Our period-over-period results by reportable segment follow.

Changes Related to Operating Income by Reportable Segment:
NA Fenestration

	Three Months Ended January 31,
	2021	2020	$ Change	% Variance
	(Dollars in millions)
Net sales	$128.1	$110.5	$17.6	16%
Cost of sales (excluding depreciation and amortization)	99.4	88.7	10.7	(12)%
Selling, general and administrative	12.4	13.1	(0.7)	5%
Restructuring charges	—	0.1	(0.1)	100%
Depreciation and amortization	5.1	7.0	(1.9)	27%
Operating income	$11.2	$1.6	$9.6	600%
Operating income margin	9%	1%
Net Sales. Net sales increased $17.6 million, or 16%, for the three months ended January 31, 2021 compared to the same period in 2020, which was driven by a $14.8 million increase in volumes and an increase in price and raw material surcharges of $2.8 million.
Cost of Sales. The cost of sales increased $10.7 million for the three months ended January 31, 2021 compared to the same period in 2020. Cost of sales increased primarily due to higher volumes during the period.
Selling, General and Administrative. Selling, general and administrative expenses decreased $0.7 million for the three months ended January 31, 2021 compared to the same period in 2020, primarily due to lower compensation and general expenses year-over-year.
Restructuring Charges. Restructuring charges for the three months ended January 31, 2020 relate to facility lease expense for a U.S. vinyl extrusion plant which was closed in January 2017. We exited the lease during December 2020.
Depreciation and Amortization. Depreciation and amortization expense decreased $1.9 million for the three months ended January 31, 2021 compared to the same period in 2020. Depreciation and amortization expense associated with property, plant, and equipment placed into service during the trailing twelve months ended January 31, 2021 was more than offset by the run-off of depreciation expense associated with existing assets and disposals during this period.
EU Fenestration

	Three Months Ended January 31,
	2021	2020	$ Change	% Variance
	(Dollars in millions)
Net sales	$49.1	$36.7	$12.4	34%
Cost of sales (excluding depreciation and amortization)	31.8	25.2	6.6	(26)%
Selling, general and administrative	6.6	5.9	0.7	(12)%
Depreciation and amortization	2.5	2.4	0.1	(4)%
Operating income	$8.2	$3.2	$5.0	156%
Operating income margin	17%	9%
Net Sales. Net sales increased $12.4 million, or 34%, for the three months ended January 31, 2021 compared to the same period in 2020. Net sales increased $9.6 million as a result of higher volumes, $1.7 million of foreign currency rate changes, and $1.1 million of base price increases.
Cost of Sales. The cost of sales increased $6.6 million for the three months ended January 31, 2021 compared to the same period in 2020. Cost of sales increased primarily due to higher volumes during the period.
Selling, General and Administrative. Selling, general and administrative expense increased $0.7 million, or 12%, for the three months ended January 31, 2021 compared to the same period in 2020. The increase is primarily due to higher general expenses and foreign currency impacts.

NA Cabinet Components

	Three Months Ended January 31,
	2021	2020	$ Change	Variance %
	(Dollars in millions)
Net sales	$54.0	$50.0	$4.0	8%
Cost of sales (excluding depreciation and amortization)	45.9	43.8	2.1	(5)%
Selling, general and administrative	4.9	4.8	0.1	(2)%
Restructuring charges	—	0.1	(0.1)	100%
Depreciation and amortization	3.3	3.4	(0.1)	3%
Operating loss	$(0.1)	$(2.1)	$2.0	95%
Operating loss margin	—%	(4)%
Net Sales. Net sales increased $4.0 million for the three months ended January 31, 2021 compared to the same period in 2020. Approximately $4.3 million of the increase in sales was due to higher volumes, which was partially offset by lower price and index provisions year-over-year.
Cost of Sales. Cost of sales increased $2.1 million, or 5%, for the three months ended January 31, 2021 compared to the same period in 2020 primarily as a result of higher volumes.
Selling, General and Administrative. Selling, general and administrative expense remained relatively flat for the three months ended January 31, 2021 compared to the same period in 2020.
Restructuring Charges. Restructuring charges for the three months ended January 31, 2020 related to severance, equipment moving, and other charges incurred for a plant closure.
Unallocated Corporate & Other

	Three Months Ended January 31,
	2021	2020	$ Change	Variance %
	(Dollars in millions)
Net sales	$(1.1)	$(0.6)	$(0.5)	(83)%
Cost of sales (excluding depreciation and amortization)	(0.7)	(0.3)	(0.4)	133%
Selling, general and administrative	7.0	0.3	6.7	(2,233)%
Depreciation and amortization	0.1	0.1	—	—%
Operating loss	$(7.5)	$(0.7)	$(6.8)	(971)%
Net Sales. Net sales for Unallocated Corporate & Other represents the elimination of inter-segment sales for the three months ended January 31, 2021 and 2020.
Cost of Sales. Cost of sales for Unallocated Corporate & Other consists of the elimination of inter-segment sales, profit in inventory, and other costs.
Selling, General and Administrative. Selling, general and administrative expenses increased $6.7 million for the three months ended January 31, 2021 compared to the same period in 2020. This increase is attributable to $4.5 million of higher compensation expense related to the valuations of our stock based compensation awards, $1.6 million of medical expenses due to a higher claims experience during the three months ended January 31, 2021 as compared to the prior year period, and $1.4 million of expense related to the disposal of a plant. These increases were partially offset by a reduction in executive severance and transaction charges.
Changes related to Non-Operating Items:
Interest Expense. Interest expense decreased $0.9 million for the three months ended January 31, 2021 compared to the same period in 2020 as a result of lower interest rates and lower borrowings during the period.
Other, net. The increase in other, net of $0.2 million for the three months ended January 31, 2021 compared to the same period in 2020 primarily to an increase in the pension service benefit.

Income Taxes. We recorded income tax expense of $3.4 million on pre-tax income of $11.3 million for the three months ended January 31, 2021, an effective rate of 30.4% and income tax expense of $0.4 million on pre-tax income of $0.4 million for the three months ended January 31, 2020, an effective rate of 97.7%. The $3.0 million increase in income tax expense year-over-year corresponds with the increase in pre-tax income.
Liquidity and Capital Resources
Overview
Historically, our principal sources of funds have been cash on hand, cash flow from operations, and borrowings under our credit facilities.
We maintain a $325.0 million revolving credit facility (the Credit Facility) that matures in 2023 (5-year term) and requires interest payments calculated at a variable market rate depending upon our Consolidated Leverage Ratio. The applicable rate during the three months ended January 31, 2021 ranged from LIBOR + 1.50% to LIBOR + 1.25%. Our cost of capital could increase depending upon the Consolidated Leverage Ratio at the end of any given quarter. In addition to the Consolidated Leverage Ratio covenant, we are required to meet a Consolidated Interest Coverage Ratio covenant, and there are limitations on certain transactions including our ability to incur indebtedness, incur liens, dispose of material assets, acquire businesses, make restricted payments and pay dividends (limited to $20.0 million per year). We are amortizing deferred financing fees of $0.8 million straight-line over the remaining term of the facility. For further details of the Credit Facility, refer to Note 4, "Debt and Finance Lease Obligations" to the accompanying unaudited condensed consolidated financial statements contained elsewhere herein.
As of January 31, 2021, we had $43.4 million of cash and equivalents, $98.0 million outstanding under the Credit Facility, $4.5 million of outstanding letters of credit and $15.6 million outstanding under finance leases and other debt. We had $222.5 million available for use under the Credit Facility at January 31, 2021.
We repatriated $1.0 million and $3.1 million of foreign cash during the three months ended January 31, 2021 and 2020, respectively. We expect to repatriate excess cash moving forward and use the funds to retire debt or meet current working capital needs. Funds from operations may be impacted by softer demand and liquidity concerns of our customers as a result of COVID-19. In the U.K., we insure against a portion of our credit losses. In light of the COVID-19 pandemic, the Company has implemented a range of actions aimed at reducing costs and preserving liquidity. We believe our business model, our current cash reserves and the recent steps we have taken to strengthen our balance sheet leave us well-positioned to manage our business as a going concern and remain in compliance with our debt covenants.
Analysis of Cash Flow
The following table summarizes our cash flow results for the three months ended January 31, 2021 and 2020:

	Three Months Ended
	January 31,
	2021	2020
	(In millions)
Cash used for operating activities	$(3.4)	$(3.7)
Cash used for investing activities	$(5.2)	$(9.3)
Cash (used for) provided by financing activities	$(0.6)	$5.0
Operating Activities. Cash used for operating activities for the three months ended January 31, 2021 remained relatively flat compared to the three months ended January 31, 2020. Improvements in net income were offset by unfavorable working capital impacts. To date, slower paying customers as a result of COVID-19 have not significantly impacted our liquidity, but this could become a concern in the future.
Investing Activities. Cash used for investing activities decreased $4.1 million for the three months ended January 31, 2021 compared to the same period in 2020 as a result of lower capital expenditures.
Financing Activities. Cash used for financing activities was $0.6 million for the three months ended January 31, 2021, which included $5.5 million of net debt repayments, $2.6 million of dividends paid to our shareholders, and $1.9 million of treasury stock repurchases. Our use of cash was partially offset by $10.0 million of proceeds from stock option exercises.

Liquidity Requirements
Historically, our strategy for deploying cash has been to invest in organic growth opportunities, develop our infrastructure, and explore strategic acquisitions. Other uses of cash include paying cash dividends to our shareholders and repurchasing our common stock. During the three months ended January 31, 2021 and 2020, we repatriated $1.0 million and $3.1 million, respectively, of foreign earnings from our foreign locations. We maintain cash balances in foreign countries which total $11.5 million as of January 31, 2021.
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
For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended October 31, 2020. Our critical accounting policies and estimates have not changed materially during the three months ended January 31, 2021.

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
New Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standards setting bodies that we adopt as of the specified effective date. Unless otherwise discussed, we believe the impact of any recently issued standards that are not yet effective are either not applicable to us at this time or will not have a material impact on our condensed consolidated financial statements upon adoption.
In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326). This ASU sets forth a "current expected credit loss" model, which requires the measurement of all expected credit losses for financial instruments or other assets (e.g., trade receivables), held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. We adopted this amendment on November 1, 2020, with no material impact on our condensed consolidated financial statements.
Refer to our Annual Report on Form 10-K for the fiscal year ended October 31, 2020 for additional standards we are currently evaluating.

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
Interest Rate Risk
Our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Based upon the balances of the variable rate debt at January 31, 2021, a hypothetical 1.0% increase or decrease in interest rates could result in approximately $1.0 million of additional pretax charges or credit to our operating results per year. This sensitivity is impacted by the amount of borrowings under our credit facilities, and amounts outstanding under finance leases.
Foreign Currency Rate Risk
Our international operations have exposure to foreign currency rate risks, primarily due to fluctuations in the Euro, the British Pound Sterling and the Canadian Dollar. From time to time, we enter into foreign exchange contracts associated with our operations to manage a portion of the foreign currency rate risk. There were no corresponding foreign currency derivatives recorded on the Condensed Consolidated Balance Sheet as of October 31, 2020 or January 31, 2021. These foreign currency derivative contracts hedge cross-border intercompany and commercial activity for our insulating glass spacer business. Although these derivatives hedge our exposure to fluctuations in foreign currency rates, we do not apply hedge accounting and therefore, the change in the fair value of these foreign currency derivatives is recorded directly to other income and expense in the accompanying condensed consolidated statements of income. To the extent the gain or loss on the derivative instrument offsets the gain or loss from the re-measurement of the underlying foreign currency balance, changes in exchange rates should have no effect.
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
While we maintain surcharges and other adjusters to manage our exposure to changes in the prices of our critical raw materials, we use several commodities in our business that are not covered by contractual surcharges or adjusters for which pricing can fluctuate, including titanium dioxide (TiO2), silicone and other inputs. Further discussion of our industry risks is included within our Annual Report on Form 10-K for the fiscal year ended October 31, 2020.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (1934 Act) as of January 31, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2021, the disclosure controls and procedures are effective.
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
During the three months ended January 31, 2021, we repurchased common stock as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs (1)	(d) Maximum US Dollars Remaining that May Yet Be Used to Purchase Shares Under the Plans or Programs (1)
November 2020	—	$—	—	$11,182,343
December 2020	—	—	—	11,182,343
January 2021	76,495	25.20	76,495	$9,254,905
Total	76,495	$25.20	76,495
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

QUANEX BUILDING PRODUCTS CORPORATION

Date:	March 5, 2021	/s/ Scott M. Zuehlke
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

3.2
Fourth Amended and Restated Bylaws of the Registrant dated as of February 27, 2020, filed as Exhibit 3.2 of the Registrant's Quarterly Report on Form 10-Q (Reg. No. 001-33913) for the quarter ended January 31, 2020, and incorporated herein by reference.

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

4.3
Amendment No. 1 to Amended and Restated Credit Agreement, by and among the Company; the lenders party thereto; and Wells Fargo Bank, National Association, as Agent (portions redacted). filed as Exhibit 4.3 of the Registrant's Quarterly Report on Form 10-Q (Reg. No. 001-33913) for the quarter ended July 31, 2020, and incorporated herein by reference.

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