Form 10-Q
period 2021-04-30
Quanex Building Products CORP
filed 2021-06-04
CIK 1423221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________
FORM 10-Q
 ________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2021
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
The number of shares outstanding of the registrant's Common Stock as of May 31, 2021 was 33,596,045.

QUANEX BUILDING PRODUCTS CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
`QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 30, 2021	October 31, 2020
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$49,258	$51,621
Accounts receivable, net of allowance for credit losses of $133 and $161	96,521	88,287
Inventories, net	80,365	61,181
Prepaid and other current assets	8,361	6,217
Total current assets	234,505	207,306
Property, plant and equipment, net of accumulated depreciation of $344,395 and $340,144	178,466	184,104
Operating lease right-of-use assets	56,424	51,824
Goodwill	150,302	146,154
Intangible assets, net	88,850	93,068
Other assets	7,025	9,129
Total assets	$715,572	$691,585
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$83,081	$77,335
Accrued liabilities	41,207	38,289
Income taxes payable	2,463	6,465
Current maturities of long-term debt	745	692
Current operating lease liabilities	8,226	7,459
Total current liabilities	135,722	130,240
Long-term debt	87,195	116,728
Noncurrent operating lease liabilities	48,989	44,873
Deferred pension and postretirement benefits	10,819	10,923
Deferred income taxes	22,078	19,116
Other liabilities	15,672	13,946
Total liabilities	320,475	335,826
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, shares authorized 1,000,000; issued and outstanding - none	—	—
Common stock, $0.01 par value, shares authorized 125,000,000; issued 37,273,510 and 37,296,166, respectively; outstanding 33,588,545 and 32,804,737, respectively	373	373
Additional paid-in-capital	253,147	253,458
Retained earnings	230,590	213,517
Accumulated other comprehensive loss	(23,392)	(33,024)
Less: Treasury stock at cost, 3,684,965 and 4,491,429 shares, respectively	(65,621)	(78,565)
Total stockholders’ equity	395,097	355,759
Total liabilities and stockholders' equity	$715,572	$691,585

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2021	2020	2021	2020
	(In thousands, except per share amounts)
Net sales	$270,357	$187,475	$500,504	$384,072
Cost and expenses:
Cost of sales (excluding depreciation and amortization)	208,460	149,732	384,857	307,159
Selling, general and administrative	29,672	16,713	60,533	40,845
Restructuring charges	—	251	39	404
Depreciation and amortization	10,845	11,886	21,860	24,791
Operating income	21,380	8,893	33,215	10,873
Non-operating (expense) income:
Interest expense	(640)	(1,563)	(1,391)	(3,145)
Other, net	265	300	457	336
Income before income taxes	21,005	7,630	32,281	8,064
Income tax expense	(6,454)	(2,129)	(9,878)	(2,553)
Net income	$14,551	$5,501	$22,403	$5,511

Basic earnings per common share	$0.44	$0.17	$0.68	$0.17

Diluted earnings per common share	$0.43	$0.17	$0.67	$0.17

Weighted-average common shares outstanding:
Basic	33,355	32,676	33,110	32,770
Diluted	33,637	32,793	33,444	32,907

Cash dividends per share	$0.08	$0.08	$0.16	$0.16

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2021	2020	2021	2020
	(In thousands)
Net income	$14,551	$5,501	$22,403	$5,511
Other comprehensive income (loss):
Foreign currency translation gain (loss)	1,032	(6,999)	9,632	(4,256)
Change in pension from net unamortized gain adjustment (pretax)	—	—	—	2,519
Change in pension from net unamortized gain adjustment tax expense	—	—	—	(609)
Other comprehensive income (loss)	1,032	(6,999)	9,632	(2,346)
Comprehensive income (loss)	$15,583	$(1,498)	$32,035	$3,165

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	April 30,
	2021	2020
	(In thousands)
Operating activities:
Net income	$22,403	$5,511
Adjustments to reconcile net income to cash (used for) provided by operating activities:
Depreciation and amortization	21,860	24,791
Stock-based compensation	970	86
Deferred income tax	2,339	1,194
Other, net	5,049	463
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(6,726)	14,682
Increase in inventory	(18,265)	(8,363)
Increase in other current assets	(2,013)	(559)
Increase (decrease) in accounts payable	5,584	(16,807)
Increase (decrease) in accrued liabilities	994	(13,673)
Decrease in income taxes payable	(4,071)	(4,052)
(Decrease) increase in deferred pension and postretirement benefits	(104)	562
Increase (decrease) in other long-term liabilities	642	(787)
Other, net	298	(576)
Cash provided by operating activities	28,960	2,472
Investing activities:
Capital expenditures	(9,799)	(16,313)
Proceeds from disposition of capital assets	1,665	33
Cash used for investing activities	(8,134)	(16,280)
Financing activities:
Borrowings under credit facilities	—	114,500
Repayments of credit facility borrowings	(30,000)	(41,000)
Repayments of other long-term debt	(605)	(505)
Common stock dividends paid	(5,330)	(5,287)
Issuance of common stock	16,123	2,954
Payroll tax paid to settle shares forfeited upon vesting of stock	(492)	(454)
Purchase of treasury stock	(3,968)	(6,693)
Cash (used for) provided by financing activities	(24,272)	63,515
Effect of exchange rate changes on cash and cash equivalents	1,083	(323)
(Decrease) increase in cash and cash equivalents	(2,363)	49,384
Cash and cash equivalents at beginning of period	51,621	30,868
Cash and cash equivalents at end of period	$49,258	$80,252

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

Six Months Ended April 30, 2021	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	(In thousands, no per share amounts shown except in verbiage)
Balance at October 31, 2020	$373	$253,458	$213,517	$(33,024)	$(78,565)	$355,759
Net income	—	—	7,852	—	—	7,852
Foreign currency translation adjustment	—	—	—	8,600	—	8,600
Common dividends ($0.08 per share)	—	—	(2,637)	—	—	(2,637)
Treasury shares purchased, at cost	—	—	—	—	(1,927)	(1,927)
Stock-based compensation activity:
Expense related to stock-based compensation	—	523	—	—	—	523
Stock options exercised	—	635	—	—	9,395	10,030
Restricted stock awards granted	—	(1,282)	—	—	1,282	—
Performance restricted stock units vested	—	(565)	—	—	565	—
Other	—	(492)	—	—	—	(492)
Balance at January 31, 2021	$373	$252,277	$218,732	$(24,424)	$(69,250)	$377,708
Net income	—	—	14,551	—	—	14,551
Foreign currency translation adjustment	—	—	—	1,032	—	1,032
Common dividends ($0.08 per share)	—	—	(2,693)	—	—	(2,693)
Purchase of treasury stock	—	—	—	—	(2,041)	(2,041)
Stock-based compensation activity:
Expense related to stock-based compensation	—	447	—	—	—	447
Stock options exercised	—	423	—	—	5,670	6,093
Balance at April 30, 2021	$373	$253,147	$230,590	$(23,392)	$(65,621)	$395,097

Six Months Ended April 30, 2020	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	(In thousands, no per share amounts shown except in verbiage)
Balance at October 31, 2019	$374	$254,673	$185,703	$(33,817)	$(76,746)	$330,187
Net income	—	—	10	—	—	10
Foreign currency translation adjustment	—	—	—	2,743	—	2,743
Common dividends ($0.08 per share)	—	—	(2,659)	—	—	(2,659)
Purchase of treasury stock	—	—	—	—	(4,639)	(4,639)
Change in pension from net unamortized loss (net of tax expense of $609)	—	—	—	1,910	—	1,910
Stock-based compensation activity:
Stock-based compensation benefit	—	(239)	—	—	—	(239)
Stock options exercised	—	92	(159)	—	3,142	3,075
Restricted stock awards granted	—	(1,082)	94	—	988	—
Performance share awards vested	—	(495)	—	—	495	—
Other	(1)	(454)	—	—	—	(455)
Balance at January 31, 2020	$373	$252,495	$182,989	$(29,164)	$(76,760)	$329,933
Net income	—	—	5,501	—	—	5,501
Foreign currency translation adjustment	—	—	—	(6,999)	—	(6,999)
Common dividends ($0.08 per share)	—	—	(2,628)	—	—	(2,628)
Purchase of treasury stock	—	—	—	—	(2,054)	(2,054)
Stock-based compensation activity:
Expense related to stock-based compensation	—	325	—	—	—	325
Stock options exercised	—	(38)	(83)	—	—	(121)
Restricted stock awards granted	—	(65)	—	—	65	—
Balance at April 30, 2020	$373	$252,717	$185,779	$(36,163)	$(78,749)	$323,957

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations and Basis of Presentation
Quanex Building Products Corporation is a component supplier to original equipment manufacturers (OEMs) in the building products industry. These components can be categorized as window and door (fenestration) components and kitchen and bath cabinet components. Examples of fenestration components include: (1) energy-efficient flexible insulating glass spacers, (2) extruded vinyl profiles, (3) window and door screens, and (4) precision-formed metal and wood products. We also manufacture cabinet doors and other components for OEMs in the kitchen and bathroom cabinet industry. In addition, we provide certain other non-fenestration components and products, which include solar panel sealants, trim moldings, vinyl decking, vinyl fencing, water retention barriers, and conservatory roof components. We have organized our business into three reportable business segments. For additional discussion of our reportable business segments, see Note 11, “Segment Information.” We use low-cost, short lead-time production processes and engineering expertise to provide our customers with specialized products for their specific window, door, and cabinet applications. We believe these capabilities provide us with unique competitive advantages. We serve a primary customer base in North America and the United Kingdom (U.K.), and also serve customers in international markets through our operating plants in the U.K. and Germany, as well as through sales and marketing efforts in other countries.
Unless the context indicates otherwise, references to “Quanex”, the “Company”, “we”, “us” and “our” refer to the consolidated business operations of Quanex Building Products Corporation and its subsidiaries.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes our product sales for the three and six months ended April 30, 2021 and 2020 into groupings by segment which we believe depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors. For further details regarding our results by segment, refer to Note 11, “Segment Information”.

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2021	2020	2021	2020
	(In thousands)
North American Fenestration:
United States - fenestration	$128,218	$95,791	$240,518	$192,638
International - fenestration	8,397	6,153	16,175	12,587
United States - non-fenestration	6,293	4,372	11,690	8,935
International - non-fenestration	3,235	2,277	5,876	4,885
	$146,143	$108,593	$274,259	$219,045
European Fenestration:
International - fenestration	$50,835	$24,865	$92,189	55,829
International - non-fenestration	10,822	4,335	18,559	10,137
	$61,657	$29,200	$110,748	$65,966
North American Cabinet Components:
United States - fenestration	$3,497	$2,647	$6,471	$5,795
United States - non-fenestration	60,388	47,540	110,890	93,989
International - non-fenestration	(323)	477	195	924
	$63,562	$50,664	$117,556	$100,708
Unallocated Corporate & Other
Eliminations	$(1,005)	$(982)	$(2,059)	$(1,647)
	$(1,005)	$(982)	$(2,059)	$(1,647)
Net sales	$270,357	$187,475	$500,504	$384,072
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
The health and safety of our employees are high priority. In response to the COVID-19 pandemic, we have taken additional measures to limit possible infections at the workplace by implementing social distancing, sanitizing the workspace, and requiring employees to wear masks and other measures necessary to ensure safety as infection surges dictate. We continue to assess and refine these measures on an ongoing basis as public health guidance and applicable laws and regulations continue to evolve.

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
2. Inventories
Inventories consisted of the following at April 30, 2021 and October 31, 2020 (in thousands):

	April 30, 2021	October 31, 2020
Raw materials	$40,506	$33,298
Finished goods and work in process	41,881	32,347
Supplies and other	2,170	2,020
Total	84,557	67,665
Less: Inventory reserves	4,192	6,484
Inventories, net	$80,365	$61,181
Fixed costs related to excess manufacturing capacity, if any, have been expensed in the period they were incurred and, therefore, are not capitalized into inventory.
3. Goodwill and Intangible Assets
Goodwill
The change in the carrying amount of goodwill for the six months ended April 30, 2021 was as follows (in thousands):

Six Months Ended
April 30, 2021
Beginning balance as of November 1, 2020	$146,154
Foreign currency translation adjustment	4,148
Balance as of the end of the period	$150,302
At our last annual test date, August 31, 2020, we evaluated the recoverability of goodwill at each of our five reporting units with goodwill balances and determined that our goodwill was not impaired. We evaluated for indicators of impairment during the three and six months ended April 30, 2021 and determined that there were no triggering events related to the impacts of COVID-19 or any other areas of our operations. However, the long term effects of the COVID-19 pandemic on the demand and pricing of our products may result in future impairment charges. For a summary of the change in the carrying amount of goodwill by segment, see Note 11, “Segment Information.”
Identifiable Intangible Assets
Amortizable intangible assets consisted of the following as of April 30, 2021 and October 31, 2020 (in thousands):

	April 30, 2021		October 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$146,592	$76,203	$154,004	$80,441
Trademarks and trade names	56,554	38,622	55,745	37,314
Patents and other technology	22,545	22,016	22,386	21,312
Total	$225,691	$136,841	$232,135	$139,067
We had aggregate amortization expense related to intangible assets for the three and six months ended April 30, 2021 of $3.3 million and $6.7 million, respectively, and $3.6 million and $7.4 million, respectively, for the comparable prior year periods. We retired fully amortized identifiable assets of $9.9 million related to customer relationships during the six months ended April 30, 2021.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Estimated remaining amortization expense, based on current intangible balances, for each of the fiscal years ending October 31, is as follows (in thousands):

Estimated Amortization Expense
2021 (remaining six months)	$6,105
2022	12,163
2023	11,404
2024	10,652
2025	9,426
Thereafter	39,100
Total	$88,850

4. Debt and Finance Lease Obligations
Long-term debt consisted of the following at April 30, 2021 and October 31, 2020 (in thousands):

	April 30, 2021	October 31, 2020
Revolving Credit Facility	$73,000	$103,000
Finance lease obligations and other	15,689	15,321
Unamortized deferred financing fees	(749)	(901)
Total debt	$87,940	$117,420
Less: Current maturities of long-term debt	745	692
Long-term debt	$87,195	$116,728
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
As of April 30, 2021, we had $73.0 million of borrowings outstanding under the 2018 Credit Facility (reduced by unamortized debt issuance costs of $0.7 million), $4.5 million of outstanding letters of credit and $15.7 million outstanding primarily under finance leases and other debt. We had $247.5 million available for use under the 2018 Credit Facility at April 30, 2021. Outstanding borrowings under the 2018 Credit Facility accrue interest at 1.36% per annum. Our weighted average borrowing rate for borrowings outstanding during the six months ended April 30, 2021 and 2020 was 1.47% and 3.03%, respectively. We were in compliance with our debt covenants as of April 30, 2021.
5. Retirement Plans
Pension Plan
Our non-contributory, single employer defined benefit pension plan covers a majority of our employees in the U.S. The net periodic pension cost for this plan for the three and six months ended April 30, 2021 and 2020 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2021	2020	2021	2020
Service cost	$212	$242	$425	$780
Interest cost	189	280	378	573
Expected return on plan assets	(490)	(502)	(980)	(994)
Amortization of net loss	36	95	72	204
Net periodic pension (benefit) cost	$(53)	$115	$(105)	$563
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
Other Plans
We also have a supplemental benefit plan covering certain executive officers and key employees and a non-qualified deferred compensation plan covering members of the Board of Directors and certain key employees. As of April 30, 2021 and October 31, 2020, our liability under the supplemental benefit plan was approximately $2.8 million and $2.6 million, respectively. As of April 30, 2021 and October 31, 2020, the liability associated with the deferred compensation plan was approximately $4.6 million and $3.3 million, respectively. We record the current portion of liabilities associated with these plans under the caption “Accrued Liabilities,” and the long-term portion under the caption “Other Liabilities” in the accompanying condensed consolidated balance sheets.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Income Taxes
To determine our income tax expense or benefit for interim periods, consistent with accounting standards, we apply the estimated annual effective income tax rate to year-to-date results. Our estimated annual effective tax rates for the six months ended April 30, 2021 and 2020 were 27.3% and 25.8%, respectively, excluding discrete items. The 2021 effective tax rate is higher than the U.S. Statutory rate of 21% primarily due to state income taxes and the $0.8 million true-up of our deferred taxes from prior year filings, partially offset by a discrete benefit of $0.6 million related to the vesting or exercise of equity-based compensation awards. The 2020 effective tax rate was primarily impacted by a discrete charge of $0.4 million related to the vesting or exercise of equity-based compensation awards.
As of April 30, 2021, our liability for uncertain tax positions (UTP) of $0.5 million relates to certain state tax items regarding the interpretation of tax laws and regulations. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. The outcome of the future tax consequences of legal proceedings, if any, as well as the outcome of competent authority proceedings, changes in regulatory tax laws, or interpretation of those tax laws could impact our financial statements. We are subject to the effect of these matters occurring in various jurisdictions. The disallowance of the UTP would not materially affect the annual effective tax rate. We do not believe any of the UTP at April 30, 2021 will be recognized within the next twelve months.
We evaluate the likelihood of realization of our deferred tax assets by considering both positive and negative evidence. We maintain a valuation allowance for certain state net operating losses which totaled $1.5 million as of April 30, 2021 and October 31, 2020.
Final regulations were published by the Internal Revenue Service regarding Uniform Capitalization (UNICAP) that became effective during fiscal 2020. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law. In addition, the Consolidated Appropriations Act, 2021 (CAA) was signed into law on December 27, 2020 and the American Rescue Plan Act of 2021 (American Rescue Plan) was signed into law on March 11, 2021. We evaluated the UNICAP regulations and the CARES Act and determined that there were no material impacts on our condensed consolidated financial statements. We are evaluating the CAA and the American Rescue Plan and do not believe there will be a material impact on our condensed consolidated financial statements.
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
From time to time, we incur routine expenses and capital expenditures associated with compliance with existing environmental regulations, including control of air emissions and water discharges, and plant decommissioning costs. We have not incurred any material expenses or capital expenditures related to environmental matters during the past six fiscal years, and do not expect to incur a material amount of such costs in fiscal 2021. While we will continue to have future expenditures related to environmental matters, any such amounts are impossible to reasonably estimate at this time. Based upon our experience to date, we do not believe that our compliance with environmental requirements will have a material adverse effect on our operations, financial condition or cash flows.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
We have been and are currently party to multiple claims, some of which are in litigation, relating to alleged defects in a commercial sealant product that was manufactured and sold during the 2000’s. While we believe that our product was not defective and that we would prevail in these commercial sealant product claims if taken to trial, the timing, ultimate resolution and potential impact of these claims is not currently determinable. Nevertheless, after taking into account all currently available information, including our defenses, the advice of our counsel, and the extent and currently-expected availability of our existing insurance coverage, we believe that the eventual outcome of these commercial sealant claims will not have a material adverse effect on our overall financial condition, results of operations or cash flows, and we have not recorded any accrual with regard to these claims.
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
Carrying amounts reported on the balance sheet for cash, cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. Our outstanding debt is variable rate debt that re-prices frequently, thereby limiting our exposure to significant change in interest rate risk. As a result, the fair value of our debt instrument approximates carrying value at April 30, 2021, and October 31, 2020 (Level 2 measurement).
Our performance share awards are marked-to-market on a quarterly basis during a three-year vesting period based on market data (Level 2 measurement). For further information, refer to Note 9, “Stock-Based Compensation - Performance Share Awards.”
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
A summary of non-vested restricted stock awards activity during the six months ended April 30, 2021 is presented below:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value per Share
Non-vested at October 31, 2020	187,500	$16.82
Granted	73,300	20.68
Forfeited	—	—
Vested	(44,400)	20.70
Non-vested at April 30, 2021	216,400	$17.28
The total weighted average grant-date fair value of restricted stock awards that vested during each of the six months ended April 30, 2021 and 2020 was $0.9 million and $1.1 million, respectively. As of April 30, 2021, total unrecognized compensation cost related to unamortized restricted stock awards was $2.1 million. We expect to recognize this expense over the remaining weighted average vesting period of 2.1 years.
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
The following table summarizes our stock option activity for the six months ended April 30, 2021:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000s)
Outstanding at October 31, 2020	1,095,329	$18.88
Granted	—
Exercised	(857,893)	18.79
Forfeited/Expired	(2,500)	18.22
Outstanding at April 30, 2021	234,936	$19.22	3.8	$1,896
Vested at April 30, 2021	234,936	$19.22	3.8	$1,896
Exercisable at April 30, 2021	234,936	$19.22	3.8	$1,896
Intrinsic value is the amount by which the market price of the common stock on the date of exercise exceeds the exercise price of the stock option. The total intrinsic value of stock options exercised during the six months ended April 30, 2021 and 2020 was $4.2 million and $0.5 million, respectively. The weighted-average grant date fair value of stock options that vested during the six months ended April 30, 2020 was $0.4 million.
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
During the six months ended April 30, 2021 and 2020, non-employee directors received 28,826 and 25,326 restricted stock units, respectively, at a grant date fair value of $18.79 per share and $19.02 per share, respectively, which vested immediately. As of April 30, 2021, there were 21,774 non-vested restricted stock units, which were awarded in January 2020 to key employees at a weighted average grant date fair value of $17.08. During the six months ended April 30, 2021 we paid $0.8 million to settle vested restricted stock units. There were no corresponding payments to settle vested restricted stock during the six months ended April 30, 2020.
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
The following table summarizes our performance share grants and the grant date fair value for the RONA performance metrics:

Grant Date	Shares Awarded	Return on Net Assets	Shares Forfeited
December 5, 2018	132,400	$13.63	40,900
December 5, 2019	55,900	$19.40	5,300
December 2, 2020	65,300	$20.68	—
In December 2020, the December 2017 grant vested, however, no shares were awarded as performance criteria were not met. We recorded compensation expense of $0.6 million and $3.3 million, respectively, for the three and six months ended April 30, 2021 related to the expected payout of our performance share awards that were outstanding as of April 30, 2021. We recorded compensation expense of $0.1 million for the three months ended April 30, 2020 and a decrease in compensation expense of $0.4 million for the six months ended April 30, 2020 related to the expected payout of our performance share awards that were outstanding as of April 30, 2020.
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
During the six months ended April 30, 2021, 32,322 performance restricted stock units vested. We recorded compensation expense related to our performance restricted stock units of approximately $0.2 million and $0.4 million, respectively, for the three and six months ending April 30, 2021 and $0.1 million and $0.3 million, respectively, for the comparable prior year periods.
The performance restricted stock units are not considered outstanding shares, do not have voting rights, and are excluded from diluted weighted-average shares used to calculate earnings per share until the performance criteria is probable to result in the issuance of contingent shares. As of April 30, 2021, we have deemed 91,460 shares related to the December 2018 grant of performance restricted stock units as probable to vest.
Treasury Shares
We record treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Shares are generally issued from treasury stock at the time of grant of restricted stock awards, upon the exercise of stock options, and upon the vesting of performance shares and performance restricted stock units. On the subsequent issuance of treasury shares, we record proceeds in excess of cost as an increase in additional paid in capital. A deficiency of such proceeds relative to costs would be applied to reduce paid-in-capital associated with prior issuances to the extent available, with the remainder recorded as a charge to retained earnings. There were no charges to retained earnings during the six months ended April 30, 2021.
The following table summarizes the treasury stock activity during the six months ended April 30, 2021:

Six Months Ended
April 30, 2021
Beginning Balance as of November 1, 2020	4,491,429
Restricted stock awards granted	(73,300)
Performance restricted stock units vested	(32,322)
Stock options exercised	(857,893)
Treasury stock repurchases	157,051
Balance at April 30, 2021	3,684,965

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. Other Income
Other income, included under the caption “Other, net” on the accompanying condensed consolidated statements of income, consisted of the following for the three and six months ended April 30, 2021 and 2020 (in thousands):

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2021	2020	2021	2020
Foreign currency transaction gains (losses)	$(4)	$132	$(82)	$83
Foreign currency derivative losses	—	(4)	—	(15)
Pension service benefit	265	127	530	217
Interest income	1	14	4	19
Other	3	31	5	32
Other, net	$265	$300	$457	$336
11. Segment Information
We present three reportable business segments (1) NA Fenestration, comprising three operating segments primarily focused on the fenestration market in North America including vinyl profiles, insulating glass spacers, screens & other fenestration components; (2) EU Fenestration, comprising our U.K.-based vinyl extrusion business, manufacturing vinyl profiles & conservatories, and the European insulating glass business manufacturing insulating glass spacers; and (3) NA Cabinet Components, comprising our cabinet door and components operations. We maintain an Unallocated Corporate & Other which includes transaction expenses, stock-based compensation, long-term incentive awards based on the performance of our common stock and other factors, certain severance, legal, and other costs not deemed to be allocable to all segments, depreciation of corporate assets, interest expense, other, net, income taxes and inter-segment eliminations, and executive incentive compensation and medical expense fluctuations relative to planned costs as determined during the annual planning process. Other general and administrative costs associated with the corporate office are allocated to the reportable segments, based upon a relative measure of profitability in order to more accurately reflect each reportable business segment's administrative costs. We allocate corporate expenses to businesses acquired mid-year from the date of acquisition. The accounting policies of our operating segments are the same as those used to prepare the accompanying condensed consolidated financial statements. Corporate general and administrative expense allocated during the three and six month period ended April 30, 2021 was $5.4 million and $10.7 million, respectively, and $4.6 million and $10.2 million for the comparable prior year periods.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Segment information for the three and six months ended April 30, 2021 and 2020, and total assets as of April 30, 2021 and October 31, 2020 are summarized in the following table (in thousands):

	NA Fenestration	EU Fenestration	NA Cabinet Comp.	Unallocated Corp. & Other	Total
Three Months Ended April 30, 2021
Net sales	$146,143	$61,657	$63,562	$(1,005)	$270,357
Depreciation and amortization	4,846	2,607	3,305	87	10,845
Operating income (loss)	15,783	10,250	(284)	(4,369)	21,380
Capital expenditures	2,001	1,268	1,160	124	4,553
Three Months Ended April 30, 2020
Net sales	$108,593	$29,200	$50,664	$(982)	$187,475
Depreciation and amortization	5,961	2,330	3,474	121	11,886
Operating income (loss)	7,428	612	(1,174)	2,027	8,893
Capital expenditures	4,308	407	2,269	17	7,001
Six Months Ended April 30, 2021
Net sales	$274,259	$110,748	$117,556	$(2,059)	$500,504
Depreciation and amortization	9,957	5,125	6,575	203	21,860
Operating income (loss)	26,986	18,437	(297)	(11,911)	33,215
Capital expenditures	4,821	1,740	3,113	125	9,799
Six Months Ended April 30, 2020
Net sales	$219,045	$65,966	$100,708	$(1,647)	$384,072
Depreciation and amortization	12,940	4,738	6,875	238	24,791
Operating income (loss)	9,058	3,776	(3,288)	1,327	10,873
Capital expenditures	11,236	1,626	3,344	107	16,313
As of April 30, 2021
Total assets	$261,311	$238,109	$175,769	$40,383	$715,572
As of October 31, 2020
Total assets	$252,703	$223,248	$174,713	$40,921	$691,585
The following table summarizes the change in the carrying amount of goodwill by reportable business segment for the six months ended April 30, 2021 (in thousands):

	NA Fenestration	EU Fenestration	NA Cabinet Comp.	Unallocated Corp. & Other	Total
Balance as of October 31, 2020	$38,712	$68,295	$39,147	$—	$146,154
Foreign currency translation adjustment	—	4,148	—	—	4,148
Balance as of April 30, 2021	$38,712	$72,443	$39,147	$—	$150,302
For further details of Goodwill, see Note 3, “Goodwill & Intangible Assets”, located herewith.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
We did not allocate non-operating loss or income tax benefit to the reportable segments. The following table reconciles operating income as reported above to net income for the three and six months ended April 30, 2021 and 2020 (in thousands):

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2021	2020	2021	2020
Operating income	$21,380	$8,893	$33,215	$10,873
Interest expense	(640)	(1,563)	(1,391)	(3,145)
Other, net	265	300	457	336
Income tax expense	(6,454)	(2,129)	(9,878)	(2,553)
Net income	$14,551	$5,501	$22,403	$5,511

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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Basic and diluted earnings per share for the three and six months ended April 30, 2021 and 2020 were calculated as follows (in thousands, except per share data):

	Net Income	Weighted Average Shares	Per Share
Three Months Ended April 30, 2021
Basic earnings per common share	$14,551	33,355	$0.44
Effect of dilutive securities:
Stock options	—	78	—
Restricted stock awards	—	112	—
Performance restricted stock units	—	92	—
Diluted earnings per common share	$14,551	33,637	$0.43
Three Months Ended April 30, 2020
Basic earnings per common share	$5,501	32,676	$0.17
Effect of dilutive securities:
Stock options	—	1	—
Restricted stock awards	—	73	—
Performance shares	—	18	—
Performance restricted stock units	—	25	—
Diluted earnings per common share	$5,501	32,793	$0.17
Six Months Ended April 30, 2021
Basic earnings per common share	$22,403	33,110	$0.68
Effect of dilutive securities:
Stock options	—	135	—
Restricted stock awards	—	108	—
Performance restricted stock units	—	91	—
Diluted earnings per common share	$22,403	33,444	$0.67
Six Months Ended April 30, 2020
Basic earnings per common share	$5,511	32,770	$0.17
Effect of dilutive securities:
Stock options	—	12	—
Restricted stock awards	—	83	—
Performance shares	—	17	—
Performance restricted stock units	—	25	—
Diluted earnings per common share	$5,511	32,907	$0.17

We do not include equity instruments in our calculation of diluted earnings per share if those instruments would be anti-dilutive. Such dilution is dependent on the excess of the market price of our stock over the exercise price and other components of the treasury stock method. The following table shows anti-dilutive instruments for the three and six months ended April 30, 2021 and 2020 (shares in thousands):

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2021	2020	2021	2020
Stock options	—	1,174	—	1,116
Restricted stock awards	—	51	—	51
Total	—	1,225	—	1,167

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
13. New Accounting Guidance
Accounting Standards Recently Adopted
In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326). This ASU sets forth a “current expected credit loss” model, which requires the measurement of all expected credit losses for financial instruments or other assets (e.g., trade receivables), held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. We adopted this amendment on November 1, 2020, with no material impact on our condensed consolidated financial statements.

Unless the context indicates otherwise, references to “Quanex”, the “Company”, “we”, “us” and “our” refer to the consolidated business operations of Quanex Building Products Corporation and its subsidiaries.
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
•changes in availability of raw materials;
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes as of April 30, 2021, and for the three and six months ended April 30, 2021 and 2020, included elsewhere herein. For additional information pertaining to our business, including risk factors which should be considered before investing in our common stock, refer to our Annual Report on Form 10-K for the fiscal year ended October 31, 2020.
Our Business
We manufacture components for original equipment manufacturers (OEMs) in the building products industry. These components can be categorized as window and door (fenestration) components and kitchen and bath cabinet components. Examples of fenestration components include (1) energy-efficient flexible insulating glass spacers, (2) extruded vinyl profiles, (3) window and door screens, and (4) precision-formed metal and wood products. We also manufacture cabinet doors and other components for OEMs in the kitchen and bathroom cabinet industry. In addition, we provide certain other non-fenestration components and products, which include solar panel sealants, trim moldings, vinyl decking, vinyl fencing, water retention barriers, and conservatory roof components. We use low-cost, short lead-time production processes and engineering expertise to provide our customers with specialized products for their specific window, door, and cabinet applications. We believe these capabilities provide us with unique competitive advantages. We serve a primary customer base in North America and the U.K., and also serve customers in international markets through our operating plants in the U.K. and Germany, as well as through sales and marketing efforts in other countries.
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
In May 2021, the NAHB forecasted calendar-year housing starts to be 1.5 million for the 2021 calendar-year and 1.6 million for 2022 and 2023. The May 2021, Ducker forecast indicated that total window shipments are expected to increase approximately 8.5% for calendar-year 2021 and approximately 2% for each of the 2022 and 2023 calendar-years. The estimated increase in window shipments for the year ended December 31, 2021 includes an increase in new construction shipments of approximately 13% and an increase in R&R shipments of approximately 4%. In May 2021, Catalina Research estimated that residential semi-custom cabinet demand in the U.S. is estimated to increase 8.0% in 2021 and 6.5% in 2022.
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

Results of Operations
Three Months Ended April 30, 2021 Compared to Three Months Ended April 30, 2020

	Three Months Ended April 30,
	2021	2020	Change $	% Variance
	(Dollars in millions)
Net sales	$270.4	$187.5	$82.9	44%
Cost of sales (excluding depreciation and amortization)	208.5	149.7	58.8	(39)%
Selling, general and administrative	29.6	16.7	12.9	(77)%
Restructuring charges	—	0.3	(0.3)	100%
Depreciation and amortization	10.9	11.9	(1.0)	8%
Operating income	21.4	8.9	12.5	140%
Interest expense	(0.6)	(1.6)	1.0	63%
Other, net	0.3	0.3	—	—%
Income tax expense	(6.5)	(2.1)	(4.4)	(210)%
Net income	$14.6	$5.5	$9.1	165%
Our period-over-period results by reportable segment follow.
Changes Related to Operating Income by Reportable Segment:
NA Fenestration

	Three Months Ended April 30,
	2021	2020	$ Change	% Variance
	(Dollars in millions)
Net sales	$146.2	$108.6	$37.6	35%
Cost of sales (excluding depreciation and amortization)	112.4	85.1	27.3	(32)%
Selling, general and administrative	13.2	10.0	3.2	(32)%
Restructuring charges	—	0.1	(0.1)	100%
Depreciation and amortization	4.9	6.0	(1.1)	18%
Operating income	$15.7	$7.4	$8.3	112%
Operating income margin	11%	7%
Net Sales. Net sales increased $37.6 million, or 35%, for the three months ended April 30, 2021 compared to the same period in 2020, which was primarily driven by a $33.5 million increase in volumes, including a recovery from prior year COVID-19 impacts, and an increase in price and raw material surcharges of $4.1 million.
Cost of Sales. The cost of sales increased $27.3 million, or 32%, for the three months ended April 30, 2021 compared to the same period in 2020. Cost of sales increased primarily due to higher volumes during the period.
Selling, General and Administrative. Selling, general and administrative expenses increased $3.2 million, or 32%, for the three months ended April 30, 2021 compared to the same period in 2020, primarily due to higher compensation and increased general expenses year-over-year.
Restructuring Charges. Restructuring charges for the three months ended April 30, 2020 relate to facility lease expense for a U.S. vinyl extrusion plant which was closed in January 2017. We exited the lease during December 2020.
Depreciation and Amortization. Depreciation and amortization expense decreased $1.1 million for the three months ended April 30, 2021 compared to the same period in 2020, reflecting the run-off of depreciation expense related to existing assets and disposals during the period.

EU Fenestration

	Three Months Ended April 30,
	2021	2020	$ Change	% Variance
	(Dollars in millions)
Net sales	$61.6	$29.2	$32.4	111%
Cost of sales (excluding depreciation and amortization)	41.4	21.0	20.4	(97)%
Selling, general and administrative	7.4	5.3	2.1	(40)%
Depreciation and amortization	2.6	2.3	0.3	(13)%
Operating income	$10.2	$0.6	$9.6	1,600%
Operating income margin	17%	2%
Net Sales. Net sales increased $32.4 million, or 111%, for the three months ended April 30, 2021 compared to the same period in 2020, which was primarily driven by a $28.3 million increase in volumes, including a recovery from prior year COVID-19 impacts and the reopening of manufacturing facilities in the U.K. which were forced to close for several weeks in the second quarter of 2020, $2.9 million of foreign currency rate changes, and $1.2 million of base price increases.
Cost of Sales. The cost of sales increased $20.4 million, or 97%, for the three months ended April 30, 2021 compared to the same period in 2020. Cost of sales increased primarily due to higher volumes during the period.
Selling, General and Administrative. Selling, general and administrative expense increased $2.1 million, or 40%, for the three months ended April 30, 2021 compared to the same period in 2020. The increase is primarily due to higher compensation, general expenses and foreign currency impacts year-over-year.
NA Cabinet Components

	Three Months Ended April 30,
	2021	2020	$ Change	Variance %
	(Dollars in millions)
Net sales	$63.6	$50.7	$12.9	25%
Cost of sales (excluding depreciation and amortization)	55.1	44.2	10.9	(25)%
Selling, general and administrative	5.3	4.0	1.3	(33)%
Restructuring charges	—	0.2	(0.2)	100%
Depreciation and amortization	3.3	3.5	(0.2)	6%
Operating loss	$(0.1)	$(1.2)	$1.1	92%
Operating loss margin	—%	(2)%
Net Sales. Net sales increased $12.9 million, or 25%, for the three months ended April 30, 2021 compared to the same period in 2020, which was driven by an $11.4 million increase in volumes, including a recovery from prior year COVID-19 impacts, and an increase in price and raw material indexes of $1.5 million.
Cost of Sales. Cost of sales increased $10.9 million, or 25%, for the three months ended April 30, 2021 compared to the same period in 2020. Cost of sales increased primarily due to higher volumes during the period and rising lumber prices, which are recovered on a lag.
Selling, General and Administrative. Selling, general and administrative expense increased $1.3 million, or 33%, for the three months ended April 30, 2021 compared to the same period in 2020, primarily due to higher compensation and general expenses year-over-year.
Restructuring Charges. Restructuring charges for the three months ended April 30, 2020 related to severance, equipment moving, and other charges incurred for a plant closure.

Unallocated Corporate & Other

	Three Months Ended April 30,
	2021	2020	$ Change	Variance %
	(Dollars in millions)
Net sales	$(1.0)	$(1.0)	$—	—%
Cost of sales (excluding depreciation and amortization)	(0.4)	(0.6)	0.2	(33)%
Selling, general and administrative	3.7	(2.6)	6.3	(242)%
Depreciation and amortization	0.1	0.1	—	—%
Operating (loss) income	$(4.4)	$2.1	$(6.5)	(310)%
Net Sales. Net sales for Unallocated Corporate & Other represents the elimination of inter-segment sales for the three months ended April 30, 2021 and 2020.
Cost of Sales. Cost of sales for Unallocated Corporate & Other consists of the elimination of inter-segment sales, profit in inventory, and other costs.
Selling, General and Administrative. Selling, general and administrative expenses increased $6.3 million, or 242%, for the three months ended April 30, 2021 compared to the same period in 2020. This increase is attributable to $5.2 million of higher compensation expense related to the valuations of our stock based compensation awards and executive bonuses and $1.5 million of medical expenses due to a higher claims experience during the three months ended April 30, 2021 as compared to the prior year period. These increases were partially offset by a reduction in executive severance and legal charges.
Changes related to Non-Operating Items:
Interest Expense. Interest expense decreased $1.0 million for the three months ended April 30, 2021 compared to the same period in 2020 as a result of lower interest rates and lower borrowings during the period.
Income Taxes. We recorded income tax expense of $6.5 million on pre-tax income of $21.0 million for the three months ended April 30, 2021, an effective rate of 30.7%, and income tax expense of $2.1 million on pre-tax income of $7.6 million for the three months ended April 30, 2020, an effective rate of 27.9%. The $4.4 million increase in income tax expense year-over-year corresponds with the increase in pre-tax income.
Six Months Ended April 30, 2021 Compared to Six Months Ended April 30, 2020

	Six Months Ended April 30,
	2021	2020	Change $	% Variance
	(Dollars in millions)
Net sales	$500.5	$384.1	$116.4	30%
Cost of sales (excluding depreciation and amortization)	384.9	307.2	77.7	(25)%
Selling, general and administrative	60.5	40.8	19.7	(48)%
Restructuring charges	—	0.4	(0.4)	100%
Depreciation and amortization	21.9	24.8	(2.9)	12%
Operating income	33.2	10.9	22.3	205%
Interest expense	(1.4)	(3.1)	1.7	55%
Other, net	0.5	0.3	0.2	67%
Income tax expense	(9.9)	(2.6)	(7.3)	(281)%
Net income	$22.4	$5.5	$16.9	307%
Our period-over-period results by reportable segment follow.

Changes Related to Operating Income by Reportable Segment:
NA Fenestration

	Six Months Ended April 30,
	2021	2020	$ Change	% Variance
	(Dollars in millions)
Net sales	$274.3	$219.0	$55.3	25%
Cost of sales (excluding depreciation and amortization)	211.8	173.8	38.0	(22)%
Selling, general and administrative	25.6	23.0	2.6	(11)%
Restructuring charges	—	0.2	(0.2)	100%
Depreciation and amortization	10.0	12.9	(2.9)	22%
Operating income	$26.9	$9.1	$17.8	196%
Operating income margin	10%	4%
Net Sales. Net sales increased $55.3 million, or 25%, for the six months ended April 30, 2021 compared to the same period in 2020, which was primarily driven by a $48.3 million increase in volumes, including a recovery from prior year COVID-19 impacts, and an increase in price and raw material surcharges of $7.0 million.
Cost of Sales. The cost of sales increased $38.0 million, or 22%, for the six months ended April 30, 2021 as compared to the same period in 2020. Cost of sales increased primarily due to higher volumes during the period.
Selling, General and Administrative. Selling, general and administrative expenses increased $2.6 million, or 11%, for the six months ended April 30, 2021 as compared to the same period in 2020. This increase was due primarily to higher compensation year-over-year.
Restructuring Charges. Restructuring charges for the six months April, 30 2020 relate to facility lease expense for a U.S. vinyl extrusion plant which was closed in January 2017. We exited the lease during December 2020.
Depreciation and Amortization. Depreciation and amortization expense decreased $2.9 million compared to the six months ended April 30, 2021 and 2020, reflecting the run-off of depreciation expense related to existing assets and disposals during the period.
EU Fenestration

	Six Months Ended April 30,
	2021	2020	$ Change	Variance %
	(Dollars in millions)
Net sales	$110.7	$66.0	$44.7	68%
Cost of sales (excluding depreciation and amortization)	73.2	46.2	27.0	(58)%
Selling, general and administrative	14.0	11.3	2.7	(24)%
Depreciation and amortization	5.1	4.7	0.4	(9)%
Operating income	$18.4	$3.8	$14.6	384%
Operating income margin	17%	6%
Net Sales. Net sales increased $44.7 million, or 68%, comparing the six months ended April 30, 2021 to the same period in 2020, which was primarily driven by a $37.5 million increase in volumes, including a recovery from prior year COVID-19 impacts and the reopening of manufacturing facilities in the U.K. which were forced to close for several weeks in the second quarter of 2020, $4.8 million of foreign currency rate changes, and $2.4 million of base price increases.
Cost of Sales. The cost of sales increased $27.0 million, or 58%, for the six months ended April 30, 2021 compared to the same period in 2020. Cost of sales increased primarily due to higher volumes during the period.
Selling, General and Administrative. Selling, general and administrative expense increased $2.7 million, or 24%, for the six months ended April 30, 2021 compared to the same period in 2020. The increase is primarily due to higher compensation, general expenses and foreign currency impacts year-over-year.

NA Cabinet Components

	Six Months Ended April 30,
	2021	2020	$ Change	Variance %
	(Dollars in millions)
Net sales	$117.6	$100.7	$16.9	17%
Cost of sales (excluding depreciation and amortization)	101.0	88.0	13.0	(15)%
Selling, general and administrative	10.2	8.8	1.4	(16)%
Restructuring charges	—	0.2	(0.2)	100%
Depreciation and amortization	6.6	6.9	(0.3)	4%
Operating loss	$(0.2)	$(3.2)	$3.0	94%
Operating loss margin	—%	(3)%
Net Sales. Net sales increased $16.9 million, or 17%, for the six months ended April 30, 2021 compared to the same period in 2020, which was driven by a $15.8 million increase in volumes, including a recovery from prior year COVID-19 impacts, and an increase in price and raw material indexes of $1.1 million.
Cost of Sales. Cost of sales increased $13.0 million, or 15%, for the six months ended April 30, 2021 compared with the same period in 2020, primarily as a result of higher volumes and rising lumber prices, which are recovered on a lag.
Selling, General and Administrative. Selling, general and administrative expense increased $1.4 million, or 16%, for the six months ended April 30, 2021 compared to the same period in 2020, primarily due to higher compensation and general expenses year-over-year.
Restructuring Charges. Restructuring charges of $0.2 million in the six months ended April 30, 2020 related to severance, equipment moving, and other charges incurred for a plant closure.
Unallocated Corporate & Other

	Six Months Ended April 30,
	2021	2020	$ Change	Variance %
	(Dollars in millions)
Net sales	$(2.1)	$(1.6)	$(0.5)	(31)%
Cost of sales (excluding depreciation and amortization)	(1.1)	(0.8)	(0.3)	(38)%
Selling, general and administrative	10.7	(2.3)	13.0	(565)%
Depreciation and amortization	0.2	0.3	(0.1)	33%
Operating (loss) income	$(11.9)	$1.2	$(13.1)	(1,092)%
Net Sales. Net sales for Unallocated Corporate & Other represents the elimination of inter-segment sales for the six months ended April 30, 2021 and 2020.
Cost of Sales. Cost of sales for Unallocated Corporate & Other consists of the elimination of inter-segment sales, profit in inventory, and other costs.
Selling, General and Administrative. Selling, general and administrative expenses increased $13.0 million, or 565%, for the six months ended April 30, 2021 compared to the same period in 2020. This increase is attributable to $9.7 million of higher compensation expense related to the valuations of our stock based compensation awards and executive bonuses, $3.1 million of medical expenses due to a higher claims experience during the six months ended April 30, 2021 as compared to the prior year period, and $1.4 million of loss on the sale of a plant. These increases were partially offset by a reduction in executive severance and legal charges.
Changes related to Non-Operating Items:
Interest Expense. Interest expense decreased $1.7 million for the six months ended April 30, 2021 compared to the same period in 2020 as a result of lower interest rates and lower borrowings during the period.

Income Taxes. We recorded income tax expense of $9.9 million on pre-tax income of $32.3 million for the six months ended April 30, 2021, an effective rate of 30.6%, and income tax expense of $2.6 million on a pre-tax income of $8.1 million for the six months ended April 30, 2020, an effective rate of 31.7%. The $7.3 million increase in income tax expense year-over-year corresponds with the increase in pre-tax income.
Liquidity and Capital Resources
Overview
Historically, our principal sources of funds have been cash on hand, cash flow from operations, and borrowings under our credit facilities.
We maintain a $325.0 million revolving credit facility (the Credit Facility) that matures in 2023 (5-year term) and requires interest payments calculated at a variable market rate depending upon our Consolidated Leverage Ratio. The applicable rate during the six months ended April 30, 2021 ranged from LIBOR + 1.50% to LIBOR + 1.25%. Our cost of capital could increase depending upon the Consolidated Leverage Ratio at the end of any given quarter. In addition to the Consolidated Leverage Ratio covenant, we are required to meet a Consolidated Interest Coverage Ratio covenant, and there are limitations on certain transactions including our ability to incur indebtedness, incur liens, dispose of material assets, acquire businesses, make restricted payments and pay dividends (limited to $20.0 million per year). We are amortizing deferred financing fees of $0.7 million straight-line over the remaining term of the facility. For further details of the Credit Facility, refer to Note 4, “Debt and Finance Lease Obligations” to the accompanying unaudited condensed consolidated financial statements contained elsewhere herein.
As of April 30, 2021, we had $49.3 million of cash and equivalents, $73.0 million outstanding under the Credit Facility, $4.5 million of outstanding letters of credit and $15.7 million outstanding under finance leases and other debt. We had $247.5 million available for use under the Credit Facility at April 30, 2021.
We repatriated $8.8 million and $3.1 million of foreign cash during the six months ended April 30, 2021 and 2020, respectively. We expect to repatriate excess cash moving forward and use the funds to retire debt or meet current working capital needs. Funds from operations may be impacted by softer demand and liquidity concerns of our customers as a result of COVID-19. In the U.K., we insure against a portion of our credit losses. In light of the COVID-19 pandemic, the Company has implemented a range of actions aimed at reducing costs and preserving liquidity. We believe our business model, our current cash reserves and the recent steps we have taken to strengthen our balance sheet leave us well-positioned to manage our business and remain in compliance with our debt covenants.
Analysis of Cash Flow
The following table summarizes our cash flow results for the six months ended April 30, 2021 and 2020:

	Six Months Ended
	April 30,
	2021	2020
	(In millions)
Cash provided by operating activities	$29.0	$2.5
Cash used for investing activities	$(8.1)	$(16.3)
Cash (used for) provided by financing activities	$(24.3)	$63.5
Operating Activities. Cash provided by operating activities for the six months ended April 30, 2021 increased $26.5 million compared to the six months ended April 30, 2020. Higher net income year-over-year due to increased demand and improvements in working capital management were the primary drivers of this operating cash growth.
Investing Activities. Cash used for investing activities decreased $8.2 million for the six months ended April 30, 2021 compared to the same period in 2020, primarily as a result of lower capital expenditures.
Financing Activities. Cash used for financing activities was $24.3 million for the six months ended April 30, 2021, which included $30.6 million of net debt repayments, $5.3 million of dividends paid to our shareholders, and $4.0 million of treasury stock repurchases. Our use of cash was partially offset by $16.1 million of proceeds from stock option exercises.

Liquidity Requirements
Historically, our strategy for deploying cash has been to invest in organic growth opportunities, develop our infrastructure, and explore strategic acquisitions. Other uses of cash include paying cash dividends to our shareholders and repurchasing our common stock. During the six months ended April 30, 2021 and 2020, we repatriated repatriations $8.8 million and $3.1 million, respectively, of foreign earnings from our foreign locations. We maintain cash balances in foreign countries which total $15.0 million as of April 30, 2021.
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
For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended October 31, 2020. Our critical accounting policies and estimates have not changed materially during the six months ended April 30, 2021.

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
In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326). This ASU sets forth a “current expected credit loss” model, which requires the measurement of all expected credit losses for financial instruments or other assets (e.g., trade receivables), held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. We adopted this amendment on November 1, 2020, with no material impact on our condensed consolidated financial statements.
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
Interest Rate Risk
Our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Based upon the balances of the variable rate debt at April 30, 2021, a hypothetical 1.0% increase or decrease in interest rates could result in approximately $0.7 million of additional pretax charges or credit to our operating results per year. This sensitivity is impacted by the amount of borrowings under our credit facilities, and amounts outstanding under finance leases.
Foreign Currency Rate Risk
Our international operations have exposure to foreign currency rate risks, primarily due to fluctuations in the Euro, the British Pound Sterling and the Canadian Dollar. From time to time, we enter into foreign exchange contracts associated with our operations to manage a portion of the foreign currency rate risk. There were no corresponding foreign currency derivatives recorded on the Condensed Consolidated Balance Sheet as of October 31, 2020 or April 30, 2021. These foreign currency derivative contracts hedge cross-border intercompany and commercial activity for our insulating glass spacer business. Although these derivatives hedge our exposure to fluctuations in foreign currency rates, we do not apply hedge accounting and therefore, the change in the fair value of these foreign currency derivatives is recorded directly to other income and expense in the accompanying condensed consolidated statements of income. To the extent the gain or loss on the derivative instrument offsets the gain or loss from the re-measurement of the underlying foreign currency balance, changes in exchange rates should have no effect.
Commodity Price Risk
We purchase PVC as the significant raw material consumed in the manufacture of vinyl extrusions. We have resin adjusters in place with a majority of our customers and our resin supplier that is adjusted based upon published indices for lagging resin prices. These adjusters effectively share the base pass-through price changes of PVC with our customers commensurate with the market at large. Our long-term exposure to changes in PVC prices is somewhat mitigated due to the contractual component of the resin adjuster program. However, there is a level of exposure to short-term volatility due to timing lags.
We adjust the pricing of petroleum-based raw materials for the majority of our customers who purchase products using these materials. This is intended to offset the fluctuating cost of products which are highly correlated to the price of oil including butyl and other oil-based raw materials. This program is adjusted monthly based upon the 90-day average published price for Brent crude. The oil-based raw materials that we purchase are subject to similar pricing schemes. As such, our long-term exposure to increases in oil-based raw material prices is significantly reduced under this program.
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
We have begun implementing additional programs for other raw materials to facilitate more accurate pricing and reduce our exposure to changing material costs when necessary, however these are also subject to timing lags. While we maintain surcharges and other adjusters to manage our exposure to changes in the prices of our critical raw materials, we use several commodities in our business that are not covered by contractual surcharges or adjusters for which pricing can fluctuate, including PVC compound micro ingredients, silicone and other inputs. Further discussion of our industry risks is included within our Annual Report on Form 10-K for the fiscal year ended October 31, 2020.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (1934 Act) as of April 30, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2021, the disclosure controls and procedures are effective.
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
During the three months ended April 30, 2021, we repurchased common stock as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs (1)	(d) Maximum US Dollars Remaining that May Yet Be Used to Purchase Shares Under the Plans or Programs (1)
February 2021	—	$—	—	$9,254,905
March 2021	80,556	25.33	80,556	$7,214,720
April 2021	—	—	—	$7,214,720
Total	80,556	$25.33	80,556
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

QUANEX BUILDING PRODUCTS CORPORATION

Date:	June 4, 2021	/s/ Scott M. Zuehlke
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