Form 10-Q
period 2021-07-31
Quanex Building Products CORP
filed 2021-09-03
CIK 1423221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________
FORM 10-Q
 ________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
The number of shares outstanding of the registrant's Common Stock as of August 31, 2021 was 33,521,788.

QUANEX BUILDING PRODUCTS CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
`QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 31, 2021	October 31, 2020
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$43,663	$51,621
Accounts receivable, net of allowance for credit losses of $352 and $161	98,286	88,287
Inventories, net	93,493	61,181
Prepaid and other current assets	9,133	6,217
Total current assets	244,575	207,306
Property, plant and equipment, net of accumulated depreciation of $333,788 and $340,144	176,032	184,104
Operating lease right-of-use assets	54,811	51,824
Goodwill	150,487	146,154
Intangible assets, net	86,026	93,068
Other assets	7,261	9,129
Total assets	$719,192	$691,585
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$79,167	$77,335
Accrued liabilities	52,751	38,289
Income taxes payable	1,327	6,465
Current maturities of long-term debt	839	692
Current operating lease liabilities	8,270	7,459
Total current liabilities	142,354	130,240
Long-term debt	72,439	116,728
Noncurrent operating lease liabilities	47,371	44,873
Deferred pension and postretirement benefits	10,765	10,923
Deferred income taxes	25,252	19,116
Other liabilities	15,622	13,946
Total liabilities	313,803	335,826
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, shares authorized 1,000,000; issued and outstanding - none	—	—
Common stock, $0.01 par value, shares authorized 125,000,000; issued 37,273,510 and 37,296,166, respectively; outstanding 33,521,788 and 32,804,737, respectively	373	373
Additional paid-in-capital	253,662	253,458
Retained earnings	241,582	213,517
Accumulated other comprehensive loss	(22,968)	(33,024)
Less: Treasury stock at cost, 3,751,722 and 4,491,429 shares, respectively	(67,260)	(78,565)
Total stockholders’ equity	405,389	355,759
Total liabilities and stockholders' equity	$719,192	$691,585

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2021	2020	2021	2020
	(In thousands, except per share amounts)
Net sales	$279,877	$212,096	$780,381	$596,168
Cost and expenses:
Cost of sales (excluding depreciation and amortization)	219,866	162,427	604,723	469,586
Selling, general and administrative	27,766	21,973	88,299	62,818
Restructuring charges	—	73	39	477
Depreciation and amortization	10,683	11,060	32,543	35,851
Operating income	21,562	16,563	54,777	27,436
Non-operating (expense) income:
Interest expense	(597)	(1,165)	(1,988)	(4,310)
Other, net	188	(220)	645	116
Income before income taxes	21,153	15,178	53,434	23,242
Income tax expense	(7,474)	(4,345)	(17,352)	(6,898)
Net income	$13,679	$10,833	$36,082	$16,344

Basic earnings per common share	$0.41	$0.33	$1.09	$0.50

Diluted earnings per common share	$0.41	$0.33	$1.08	$0.50

Weighted-average common shares outstanding:
Basic	33,359	32,610	33,194	32,716
Diluted	33,650	32,739	33,518	32,845

Cash dividends per share	$0.08	$0.08	$0.24	$0.24

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2021	2020	2021	2020
	(In thousands)
Net income	$13,679	$10,833	$36,082	$16,344
Other comprehensive income:
Foreign currency translation gain	424	7,344	10,056	3,088
Change in pension from net unamortized gain adjustment (pretax)	—	—	—	2,519
Change in pension from net unamortized gain adjustment tax expense	—	—	—	(609)
Other comprehensive income	424	7,344	10,056	4,998
Comprehensive income	$14,103	$18,177	$46,138	$21,342

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	July 31,
	2021	2020
	(In thousands)
Operating activities:
Net income	$36,082	$16,344
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	32,543	35,851
Stock-based compensation	1,470	513
Deferred income tax	5,429	438
Other, net	5,485	762
Changes in assets and liabilities:
Increase in accounts receivable	(8,277)	(1,852)
(Increase) decrease in inventory	(32,113)	3,553
(Increase) decrease in other current assets	(2,768)	1,218
Increase (decrease) in accounts payable	1,600	(1,878)
Increase (decrease) in accrued liabilities	12,521	(7,611)
(Decrease) increase in income taxes payable	(5,158)	107
(Decrease) increase in deferred pension and postretirement benefits	(158)	573
Increase (decrease) in other long-term liabilities	962	(181)
Other, net	(183)	(276)
Cash provided by operating activities	47,435	47,561
Investing activities:
Capital expenditures	(16,006)	(20,673)
Proceeds from disposition of capital assets	3,138	131
Cash used for investing activities	(12,868)	(20,542)
Financing activities:
Borrowings under credit facilities	—	114,500
Repayments of credit facility borrowings	(45,000)	(119,000)
Repayments of other long-term debt	(502)	(791)
Common stock dividends paid	(8,017)	(7,910)
Issuance of common stock	16,272	2,954
Payroll tax paid to settle shares forfeited upon vesting of stock	(492)	(454)
Purchase of treasury stock	(5,741)	(6,693)
Cash used for financing activities	(43,480)	(17,394)
Effect of exchange rate changes on cash and cash equivalents	955	580
(Decrease) increase in cash and cash equivalents	(7,958)	10,205
Cash and cash equivalents at beginning of period	51,621	30,868
Cash and cash equivalents at end of period	$43,663	$41,073

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

Nine Months Ended July 31, 2021	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	(In thousands, no per share amounts shown except in verbiage)
Balance at October 31, 2020	$373	$253,458	$213,517	$(33,024)	$(78,565)	$355,759
Net income	—	—	7,852	—	—	7,852
Foreign currency translation adjustment	—	—	—	8,600	—	8,600
Common dividends ($0.08 per share)	—	—	(2,637)	—	—	(2,637)
Purchase of treasury stock	—	—	—	—	(1,927)	(1,927)
Stock-based compensation activity:
Expense related to stock-based compensation	—	523	—	—	—	523
Stock options exercised	—	635	—	—	9,395	10,030
Restricted stock awards granted	—	(1,282)	—	—	1,282	—
Performance restricted stock units vested	—	(565)	—	—	565	—
Other	—	(492)	—	—	—	(492)
Balance at January 31, 2021	$373	$252,277	$218,732	$(24,424)	$(69,250)	$377,708
Net income	—	—	14,551	—	—	14,551
Foreign currency translation adjustment	—	—	—	1,032	—	1,032
Common dividends ($0.08 per share)	—	—	(2,693)	—	—	(2,693)
Purchase of treasury stock	—	—	—	—	(2,041)	(2,041)
Stock-based compensation activity:
Expense related to stock-based compensation	—	447	—	—	—	447
Stock options exercised	—	423	—	—	5,670	6,093
Balance at April 30, 2021	$373	$253,147	$230,590	$(23,392)	$(65,621)	$395,097
Net income	—	—	13,679	—	—	13,679
Foreign currency translation adjustment	—	—	—	424	—	424
Common dividends ($0.08 per share)	—	—	(2,687)	—	—	(2,687)
Purchase of treasury stock	—	—	—	—	(1,773)	(1,773)
Stock-based compensation activity:
Expense related to stock-based compensation	—	500	—	—	—	500
Stock options exercised	—	15	—	—	134	149
Balance at July 31, 2021	$373	$253,662	$241,582	$(22,968)	$(67,260)	$405,389

Nine Months Ended July 31, 2020	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	(In thousands, no per share amounts shown except in verbiage)
Balance at October 31, 2019	$374	$254,673	$185,703	$(33,817)	$(76,746)	$330,187
Net income	—	—	10	—	—	10
Foreign currency translation adjustment	—	—	—	2,743	—	2,743
Common dividends ($0.08 per share)	—	—	(2,659)	—	—	(2,659)
Purchase of treasury stock	—	—	—	—	(4,639)	(4,639)
Change in pension from net unamortized loss (net of tax expense of $609)	—	—	—	1,910	—	1,910
Stock-based compensation activity:
Stock-based compensation benefit	—	(239)	—	—	—	(239)
Stock options exercised	—	92	(159)	—	3,142	3,075
Restricted stock awards granted	—	(1,082)	94	—	988	—
Performance share awards vested	—	(495)	—	—	495	—
Other	(1)	(454)	—	—	—	(455)
Balance at January 31, 2020	$373	$252,495	$182,989	$(29,164)	$(76,760)	$329,933
Net income	—	—	5,501	—	—	5,501
Foreign currency translation adjustment	—	—	—	(6,999)	—	(6,999)
Common dividends ($0.08 per share)	—	—	(2,628)	—	—	(2,628)
Purchase of treasury stock	—	—	—	—	(2,054)	(2,054)
Stock-based compensation activity:
Expense related to stock-based compensation	—	325	—	—	—	325
Stock options exercised	—	(38)	(83)	—	—	(121)
Restricted stock awards granted	—	(65)	—	—	65	—
Balance at April 30, 2020	$373	$252,717	$185,779	$(36,163)	$(78,749)	$323,957
Net income	—	—	10,833	—	—	10,833
Foreign currency translation adjustment	—	—	—	7,344	—	7,344
Common dividends ($0.08 per share)	—	—	(2,623)	—	—	(2,623)
Stock-based compensation activity:
Expense related to stock-based compensation	—	427	—	—	—	427
Balance at July 31, 2020	$373	$253,144	$193,989	$(28,819)	$(78,749)	$339,938

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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes our product sales for the three and nine months ended July 31, 2021 and 2020 into groupings by segment which we believe depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors. For further details regarding our results by segment, refer to Note 11, “Segment Information”.

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2021	2020	2021	2020
	(In thousands)
North American Fenestration:
United States - fenestration	$129,291	$109,455	$369,809	$302,094
International - fenestration	9,581	6,696	25,756	19,284
United States - non-fenestration	5,853	4,845	17,543	13,779
International - non-fenestration	3,093	1,390	8,969	6,275
	$147,818	$122,386	$422,077	$341,432
European Fenestration:
International - fenestration	$54,883	$31,904	$147,072	87,732
International - non-fenestration	16,231	6,361	34,790	16,498
	$71,114	$38,265	$181,862	$104,230
North American Cabinet Components:
United States - fenestration	$3,240	$2,666	$9,711	$8,461
United States - non-fenestration	57,418	48,849	168,308	142,838
International - non-fenestration	1,278	410	1,473	1,335
	$61,936	$51,925	$179,492	$152,634
Unallocated Corporate & Other
Eliminations	$(991)	$(480)	$(3,050)	$(2,128)
	$(991)	$(480)	$(3,050)	$(2,128)
Net sales	$279,877	$212,096	$780,381	$596,168
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
The health and safety of our employees are high priority. In response to the COVID-19 pandemic, we have taken additional measures to limit possible infections at the workplace by implementing social distancing, sanitizing the workspace, and requiring employees to report any COVID-19 symptoms to ensure safety as infection surges dictate. We continue to assess and refine these measures on an ongoing basis as public health guidance and applicable laws and regulations continue to evolve.

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
2. Inventories
Inventories consisted of the following at July 31, 2021 and October 31, 2020 (in thousands):

	July 31, 2021	October 31, 2020
Raw materials	$46,810	$33,298
Finished goods and work in process	45,728	32,347
Supplies and other	2,459	2,020
Total	94,997	67,665
Less: Inventory reserves	1,504	6,484
Inventories, net	$93,493	$61,181
Fixed costs related to excess manufacturing capacity, if any, have been expensed in the period they were incurred and, therefore, are not capitalized into inventory.
3. Goodwill and Intangible Assets
Goodwill
The change in the carrying amount of goodwill for the nine months ended July 31, 2021 was as follows (in thousands):

Nine Months Ended
July 31, 2021
Beginning balance as of November 1, 2020	$146,154
Foreign currency translation adjustment	4,333
Balance as of the end of the period	$150,487
At our last annual test date, August 31, 2020, we evaluated the recoverability of goodwill at each of our five reporting units with goodwill balances and determined that our goodwill was not impaired. We evaluated for indicators of impairment during the three and nine months ended July 31, 2021 and determined that there were no triggering events. For a summary of the change in the carrying amount of goodwill by segment, see Note 11, “Segment Information.”
Identifiable Intangible Assets
Amortizable intangible assets consisted of the following as of July 31, 2021 and October 31, 2020 (in thousands):

	July 31, 2021		October 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$146,850	$78,785	$154,004	$80,441
Trademarks and trade names	56,635	39,164	55,745	37,314
Patents and other technology	22,546	22,056	22,386	21,312
Total	$226,031	$140,005	$232,135	$139,067
We had aggregate amortization expense related to intangible assets for the three and nine months ended July 31, 2021 of $3.0 million and $9.7 million, respectively, and $3.4 million and $10.8 million, respectively, for the comparable prior year periods. We retired fully amortized identifiable assets of $9.9 million related to customer relationships during the nine months ended July 31, 2021.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Estimated remaining amortization expense, based on current intangible balances, for each of the fiscal years ending October 31, is as follows (in thousands):

Estimated Amortization Expense
2021 (remaining three months)	$3,057
2022	12,181
2023	11,422
2024	10,670
2025	9,444
Thereafter	39,252
Total	$86,026

4. Debt and Finance Lease Obligations
Long-term debt consisted of the following at July 31, 2021 and October 31, 2020 (in thousands):

	July 31, 2021	October 31, 2020
Revolving Credit Facility	$58,000	$103,000
Finance lease obligations and other	15,951	15,321
Unamortized deferred financing fees	(673)	(901)
Total debt	$73,278	$117,420
Less: Current maturities of long-term debt	839	692
Long-term debt	$72,439	$116,728
Revolving Credit Facility
As more fully described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020, on October 18, 2018, we amended and extended our prior credit facility by entering into a $325.0 million revolving credit facility (the “2018 Credit Facility”), with Wells Fargo Bank, National Association, as Agent, Swingline Lender and Issuing Lender, and Bank of America, N.A. serving as Syndication Agent. The 2018 Credit Facility has a five-year term, maturing on October 18, 2023, and requires interest payments calculated, at our election and depending upon our Consolidated Leverage Ratio, at either a Base Rate plus an applicable margin or the LIBOR Rate plus an applicable margin. As of July 31, 2021, the applicable rate was LIBOR + 1.25%. In addition, we are subject to commitment fees for the unused portion of the 2018 Credit Facility.
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
In addition to maintaining these financial covenants, the 2018 Credit Facility also limits our ability to enter into certain business transactions, such as to incur indebtedness or liens, to acquire businesses or dispose of material assets, make restricted payments, pay dividends (limited to $20.0 million per year) and other transactions as further defined in the 2018 Credit Facility. Some of these limitations, however, do not take effect so long as total leverage is less than or equal to 2.75 to 1.00 and available liquidity exceeds $25.0 million. Substantially all of our domestic assets, with the exception of real property, are used as collateral for the Credit Agreement.
As of July 31, 2021, we had $58.0 million of borrowings outstanding under the 2018 Credit Facility (reduced by unamortized debt issuance costs of $0.7 million), $4.5 million of outstanding letters of credit and $16.0 million outstanding primarily under finance leases and other debt. We had $262.5 million available for use under the 2018 Credit Facility at July 31, 2021. Outstanding borrowings under the 2018 Credit Facility accrue interest at 1.34% per annum. Our weighted average borrowing rate for borrowings outstanding during the nine months ended July 31, 2021 and 2020 was 1.43% and 2.62%, respectively. We were in compliance with our debt covenants as of July 31, 2021.
5. Retirement Plans
Pension Plan
Our non-contributory, single employer defined benefit pension plan covers certain of our employees in the U.S. The net periodic pension cost for this plan for the three and nine months ended July 31, 2021 and 2020 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2021	2020	2021	2020
Service cost	$212	$242	$637	$1,022
Interest cost	189	280	567	853
Expected return on plan assets	(490)	(509)	(1,470)	(1,503)
Amortization of net loss	36	(4)	108	200
Net periodic pension (benefit) cost	$(53)	$9	$(158)	$572
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
Other Plans
We also have a supplemental benefit plan covering certain executive officers and key employees and a non-qualified deferred compensation plan covering members of the Board of Directors and certain key employees. As of July 31, 2021 and October 31, 2020, our liability under the supplemental benefit plan was approximately $2.8 million and $2.6 million, respectively. As of July 31, 2021 and October 31, 2020, the liability associated with the deferred compensation plan was approximately $3.6 million and $3.3 million, respectively. We record the current portion of liabilities associated with these plans under the caption “Accrued Liabilities,” and the long-term portion under the caption “Other Liabilities” in the accompanying condensed consolidated balance sheets.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Income Taxes
To determine our income tax expense or benefit for interim periods, consistent with accounting standards, we apply the estimated annual effective income tax rate to year-to-date results, adjusted for any applicable discrete items. Our estimated annual effective tax rates from continuing operations for the nine months ended July 31, 2021 and 2020 were 32.5% and 29.7%, respectively. The difference between our effective income tax rate and the U.S. federal statutory rate of 21% principally result from discrete tax items, U.S. state tax, non-U.S. tax rate differential and other permanent differences. The primary discrete items affecting the 2021 effective rate were the $3.1 million measurement of our deferred income tax assets and liabilities related to the increase in the corporate tax rate in the U.K. from 19% to 25%, a charge of $0.6 million related to the vesting or exercise of equity-based compensation awards and a benefit of $0.6 million for the true-up of our accruals and related deferred taxes from prior year filings. The 2020 effective tax rate was primarily impacted by a discrete charge of $0.5 million related to the vesting or exercise of equity-based compensation awards.
As of July 31, 2021, our liability for uncertain tax positions (UTP) of $0.5 million relates to certain U.S. state tax items regarding the interpretation of tax laws and regulations, including $0.2 million of interest and penalties. We include all interest and penalties related to uncertain tax benefits within our income tax provision account. Our total unrecognized tax benefits, if recognized, would not materially affect our effective tax rate. We do not believe any of the UTP at July 31, 2021 will be recognized within the next twelve months.
We evaluate the likelihood of realization of our deferred tax assets by considering both positive and negative evidence. We maintain a valuation allowance for certain state net operating losses which totaled $1.5 million as of July 31, 2021 and October 31, 2020.
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
Carrying amounts reported on the balance sheet for cash, cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. Our outstanding debt is variable rate debt that re-prices frequently, thereby limiting our exposure to significant change in interest rate risk. As a result, the fair value of our debt instrument approximates carrying value at July 31, 2021, and October 31, 2020 (Level 2 measurement).
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
A summary of non-vested restricted stock awards activity during the nine months ended July 31, 2021 is presented below:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value per Share
Non-vested at October 31, 2020	187,500	$16.82
Granted	73,300	20.68
Forfeited	—	—
Vested	(44,400)	20.70
Non-vested at July 31, 2021	216,400	$17.28
The total weighted average grant-date fair value of restricted stock awards that vested during each of the nine months ended July 31, 2021 and 2020 was $0.9 million and $1.1 million, respectively. As of July 31, 2021, total unrecognized compensation cost related to unamortized restricted stock awards was $1.8 million. We expect to recognize this expense over the remaining weighted average vesting period of 1.9 years.
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
The following table summarizes our stock option activity for the nine months ended July 31, 2021:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000s)
Outstanding at October 31, 2020	1,095,329	$18.88
Granted	—	$—
Exercised	(865,393)	18.80
Forfeited/Expired	(2,500)	18.22
Outstanding at July 31, 2021	227,436	$19.20	3.5	$1,283
Vested at July 31, 2021	227,436	$19.20	3.5	$1,283
Exercisable at July 31, 2021	227,436	$19.20	3.5	$1,283
Intrinsic value is the amount by which the market price of the common stock on the date of exercise exceeds the exercise price of the stock option. The total intrinsic value of stock options exercised during the nine months ended July 31, 2021 and 2020 was $4.2 million and $0.5 million, respectively. The weighted-average grant date fair value of stock options that vested during the nine months ended July 31, 2020 was $0.4 million.
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
During the nine months ended July 31, 2021 and 2020, non-employee directors received 28,826 and 25,326 restricted stock units, respectively, at a grant date fair value of $18.79 per share and $19.02 per share, respectively, which vested immediately. As of July 31, 2021, there were 21,774 non-vested restricted stock units, which were awarded in January 2020 to key employees at a weighted average grant date fair value of $17.08. During the nine months ended July 31, 2021 we paid $0.8 million to settle vested restricted stock units. There were no corresponding payments to settle vested restricted stock during the nine months ended July 31, 2020.
Performance Share Awards
We have awarded annual grants of performance shares to key employees and officers. Beginning with the fiscal year ended October 31, 2019, performance share awards vest with return on net assets (RONA) as the vesting condition and pay out 100% in cash, and are accounted for as liability.
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
In December 2020, the December 2017 grant vested, however, no shares were awarded as performance criteria were not met. We recorded compensation expense of $0.7 million and $4.0 million, respectively, for the three and nine months ended July 31, 2021 related to the expected payout of our performance share awards that were outstanding as of July 31, 2021. We recorded compensation expense of $0.1 million for the three months ended July 31, 2020 and a decrease in compensation expense of $0.3 million for the nine months ended July 31, 2020 related to the expected payout of our performance share awards that were outstanding as of July 31, 2020.
Performance share awards are payable in cash based upon the number of performance shares ultimately earned, and are therefore not considered outstanding shares.
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
During the nine months ended July 31, 2021, 32,322 performance restricted stock units vested. We recorded compensation expense related to our performance restricted stock units of approximately $0.1 million and $0.5 million, respectively, for the three and nine months ending July 31, 2021 and $0.1 million and $0.4 million, respectively, for the comparable prior year periods.
The performance restricted stock units are not considered outstanding shares, do not have voting rights, and are excluded from diluted weighted-average shares used to calculate earnings per share until the performance criteria is probable to result in the issuance of contingent shares. As of July 31, 2021, we have deemed 92,104 shares related to the December 2018 grant of performance restricted stock units as probable to vest.
Treasury Shares
We record treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Shares are generally issued from treasury stock at the time of grant of restricted stock awards, upon the exercise of stock options, and upon the vesting of performance shares and performance restricted stock units. On the subsequent issuance of treasury shares, we record proceeds in excess of cost as an increase in additional paid in capital. A deficiency of such proceeds relative to costs would be applied to reduce paid-in-capital associated with prior issuances to the extent available, with the remainder recorded as a charge to retained earnings. There were no charges to retained earnings during the nine months ended July 31, 2021.
The following table summarizes the treasury stock activity during the nine months ended July 31, 2021:

Nine Months Ended
July 31, 2021
Beginning Balance as of November 1, 2020	4,491,429
Restricted stock awards granted	(73,300)
Performance restricted stock units vested	(32,322)
Stock options exercised	(865,393)
Treasury stock repurchases	231,308
Balance at July 31, 2021	3,751,722

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. Other, net
Other, net on the condensed consolidated statements of income consisted of the following for the three and nine months ended July 31, 2021 and 2020 (in thousands):

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2021	2020	2021	2020
Foreign currency transaction losses	$(79)	$(458)	$(161)	$(375)
Foreign currency derivative losses	—	—	—	(15)
Pension service benefit	265	232	795	449
Interest income	—	5	4	24
Other	2	1	7	33
Other, net	$188	$(220)	$645	$116
11. Segment Information
We present three reportable business segments (1) NA Fenestration, comprising three operating segments primarily focused on the fenestration market in North America including vinyl profiles, insulating glass spacers, screens & other fenestration components; (2) EU Fenestration, comprising our U.K.-based vinyl extrusion business, manufacturing vinyl profiles & conservatories, and the European insulating glass business manufacturing insulating glass spacers; and (3) NA Cabinet Components, comprising our cabinet door and components operations. We maintain an Unallocated Corporate & Other which includes transaction expenses, stock-based compensation, long-term incentive awards based on the performance of our common stock and other factors, certain severance, legal, and other costs not deemed to be allocable to all segments, depreciation of corporate assets, interest expense, other, net, income taxes and inter-segment eliminations, and executive incentive compensation and medical expense fluctuations relative to planned costs as determined during the annual planning process. Other general and administrative costs associated with the corporate office are allocated to the reportable segments, based upon a relative measure of profitability in order to more accurately reflect each reportable business segment's administrative costs. We allocate corporate expenses to businesses acquired mid-year from the date of acquisition. The accounting policies of our operating segments are the same as those used to prepare the accompanying condensed consolidated financial statements. Corporate general and administrative expense allocated during the three and nine month period ended July 31, 2021 was $4.9 million and $15.6 million, respectively, and $5.2 million and $15.4 million for the comparable prior year periods.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Segment information for the three and nine months ended July 31, 2021 and 2020, and total assets as of July 31, 2021 and October 31, 2020 are summarized in the following table (in thousands):

	NA Fenestration	EU Fenestration	NA Cabinet Comp.	Unallocated Corp. & Other	Total
Three Months Ended July 31, 2021
Net sales	$147,818	$71,114	$61,936	$(991)	$279,877
Depreciation and amortization	4,571	2,646	3,390	76	10,683
Operating income (loss)	13,302	11,464	(918)	(2,286)	21,562
Capital expenditures	2,651	2,285	1,115	156	6,207
Three Months Ended July 31, 2020
Net sales	$122,386	$38,265	$51,925	$(480)	$212,096
Depreciation and amortization	5,371	2,307	3,264	118	11,060
Operating income (loss)	12,383	5,365	(193)	(992)	16,563
Capital expenditures	1,963	1,787	602	8	4,360
Nine Months Ended July 31, 2021
Net sales	$422,077	$181,862	$179,492	$(3,050)	$780,381
Depreciation and amortization	14,528	7,771	9,965	279	32,543
Operating income (loss)	40,288	29,901	(1,215)	(14,197)	54,777
Capital expenditures	7,472	4,025	4,228	281	16,006
Nine Months Ended July 31, 2020
Net sales	$341,432	$104,230	$152,634	$(2,128)	$596,168
Depreciation and amortization	18,311	7,045	10,139	356	35,851
Operating income (loss)	21,442	9,140	(3,481)	335	27,436
Capital expenditures	13,199	3,413	3,946	115	20,673
As of July 31, 2021
Total assets	$264,286	$244,381	$176,625	$33,900	$719,192
As of October 31, 2020
Total assets	$252,703	$223,248	$174,713	$40,921	$691,585
The following table summarizes the change in the carrying amount of goodwill by reportable business segment for the nine months ended July 31, 2021 (in thousands):

	NA Fenestration	EU Fenestration	NA Cabinet Comp.	Unallocated Corp. & Other	Total
Balance as of October 31, 2020	$38,712	$68,295	$39,147	$—	$146,154
Foreign currency translation adjustment	—	4,333	—	—	4,333
Balance as of July 31, 2021	$38,712	$72,628	$39,147	$—	$150,487
For further details of Goodwill, see Note 3, “Goodwill & Intangible Assets”, located herewith.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
We did not allocate non-operating loss or income tax benefit to the reportable segments. The following table reconciles operating income as reported above to net income for the three and nine months ended July 31, 2021 and 2020 (in thousands):

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2021	2020	2021	2020
Operating income	$21,562	$16,563	$54,777	$27,436
Interest expense	(597)	(1,165)	(1,988)	(4,310)
Other, net	188	(220)	645	116
Income tax expense	(7,474)	(4,345)	(17,352)	(6,898)
Net income	$13,679	$10,833	$36,082	$16,344

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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Basic and diluted earnings per share for the three and nine months ended July 31, 2021 and 2020 were calculated as follows (in thousands, except per share data):

	Net Income	Weighted Average Shares	Per Share
Three Months Ended July 31, 2021
Basic earnings per common share	$13,679	33,359	$0.41
Effect of dilutive securities:
Stock options	—	59	—
Restricted stock awards	—	140	—
Performance restricted stock units	—	92	—
Diluted earnings per common share	$13,679	33,650	$0.41
Three Months Ended July 31, 2020
Basic earnings per common share	$10,833	32,610	$0.33
Effect of dilutive securities:
Stock options	—	1	—
Restricted stock awards	—	86	—
Performance shares	—	17	—
Performance restricted stock units	—	25	—
Diluted earnings per common share	$10,833	32,739	$0.33
Nine Months Ended July 31, 2021
Basic earnings per common share	$36,082	33,194	$1.09
Effect of dilutive securities:
Stock options	—	103	—
Restricted stock awards	—	129	—
Performance restricted stock units	—	92	—
Diluted earnings per common share	$36,082	33,518	$1.08
Nine Months Ended July 31, 2020
Basic earnings per common share	$16,344	32,716	$0.50
Effect of dilutive securities:
Stock options	—	5	—
Restricted stock awards	—	82	—
Performance shares	—	17	—
Performance restricted stock units	—	25	—
Diluted earnings per common share	$16,344	32,845	$0.50

We do not include equity instruments in our calculation of diluted earnings per share if those instruments would be anti-dilutive. Such dilution is dependent on the excess of the market price of our stock over the exercise price and other components of the treasury stock method. The following table shows anti-dilutive instruments for the three and nine months ended July 31, 2021 and 2020 (shares in thousands):

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2021	2020	2021	2020
Stock options	—	1,139	—	1,107
Restricted stock awards	—	51	—	51
Total	—	1,190	—	1,158

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
•changes in availability and prices of raw materials;
•our ability to attract and retain skilled labor;
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes as of July 31, 2021, and for the three and nine months ended July 31, 2021 and 2020, included elsewhere herein. For additional information pertaining to our business, including risk factors which should be considered before investing in our common stock, refer to our Annual Report on Form 10-K for the fiscal year ended October 31, 2020.
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
•We have taken precautionary measures intended to help minimize the risk of the virus to our employees by implementing social distancing, sanitizing the workspace, and requiring employees to report any COVID-19 symptoms to ensure safety as infection surges dictate.
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
In August 2021, the NAHB forecasted calendar-year housing starts to be 1.6 million for the 2021, 2022 and 2023 calendar-years. In August 2021, the Ducker forecast indicated that total window shipments are expected to increase approximately 10.2% for calendar-year 2021 and approximately 3% in 2022 and 2% in 2023. The estimated increase in window shipments for the year ended December 31, 2021 includes an increase in new construction shipments of approximately 16% and an increase in R&R shipments of approximately 6%. In August 2021, Catalina Research estimated that residential semi-custom cabinet demand in the U.S. is estimated to increase 18.9% in 2021 and 6.4% in 2022.
Several commodities in our business are subject to pricing fluctuations, including polyvinyl resin (PVC), titanium dioxide (TiO2), petroleum products, aluminum and wood. For the majority of our customers and critical suppliers, we have price adjusters in place which effectively share the base pass-through price changes for our primary commodities with our customers commensurate with the market at large. Our long-term exposure to these price fluctuations is somewhat mitigated due to the contractual component of the adjuster programs. However, these adjusters are not in place with all customers and for all commodities, and there is a level of exposure to such volatility due to the lag associated with the timing of price updates in accordance with our customer agreements, particularly with regard to hardwoods. In addition, some of these commodities, such as silicone, are in high demand, particularly in Europe, which can affect the cost of the raw materials, a portion of which we may not be able to fully recover.
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

Results of Operations
Three Months Ended July 31, 2021 Compared to Three Months Ended July 31, 2020

	Three Months Ended July 31,
	2021	2020	Change $	% Variance
	(Dollars in millions)
Net sales	$279.9	$212.1	$67.8	32%
Cost of sales (excluding depreciation and amortization)	219.8	162.4	57.4	(35)%
Selling, general and administrative	27.8	22.0	5.8	(26)%
Restructuring charges	—	0.1	(0.1)	100%
Depreciation and amortization	10.6	11.0	(0.4)	4%
Operating income	21.7	16.6	5.1	31%
Interest expense	(0.6)	(1.2)	0.6	50%
Other, net	0.1	(0.2)	0.3	150%
Income tax expense	(7.5)	(4.4)	(3.1)	(70)%
Net income	$13.7	$10.8	$2.9	27%
Our period-over-period results by reportable segment follow.
Changes Related to Operating Income by Reportable Segment:
NA Fenestration

	Three Months Ended July 31,
	2021	2020	$ Change	% Variance
	(Dollars in millions)
Net sales	$147.7	$122.4	$25.3	21%
Cost of sales (excluding depreciation and amortization)	116.5	92.6	23.9	(26)%
Selling, general and administrative	13.3	11.9	1.4	(12)%
Restructuring charges	—	0.1	(0.1)	100%
Depreciation and amortization	4.4	5.4	(1.0)	19%
Operating income	$13.5	$12.4	$1.1	9%
Operating income margin	9%	10%
Net Sales. Net sales increased $25.3 million, or 21%, for the three months ended July 31, 2021 compared to the same period in 2020, which was primarily driven by a $17.6 million increase in volumes, including a recovery from prior year COVID-19 impacts, and an increase in price and raw material surcharges of $7.9 million.
Cost of Sales. The cost of sales increased $23.9 million, or 26%, for the three months ended July 31, 2021 compared to the same period in 2020. Cost of sales, including labor, increased primarily due to higher volumes during the period as well as the inflation of raw materials.
Selling, General and Administrative. Selling, general and administrative expenses increased $1.4 million, or 12%, for the three months ended July 31, 2021 compared to the same period in 2020, primarily due to increased general expenses year-over-year.
Restructuring Charges. Restructuring charges for the three months ended July 31, 2020 relate to facility lease expense for a U.S. vinyl extrusion plant which was closed in January 2017. We exited the lease during December 2020.
Depreciation and Amortization. Depreciation and amortization expense decreased $1.0 million for the three months ended July 31, 2021 compared to the same period in 2020, reflecting the run-off of depreciation expense related to existing assets and disposals during the period.

EU Fenestration

	Three Months Ended July 31,
	2021	2020	$ Change	% Variance
	(Dollars in millions)
Net sales	$71.2	$38.2	$33.0	86%
Cost of sales (excluding depreciation and amortization)	49.4	25.8	23.6	(91)%
Selling, general and administrative	7.6	4.8	2.8	(58)%
Depreciation and amortization	2.7	2.3	0.4	(17)%
Operating income	$11.5	$5.3	$6.2	117%
Operating income margin	16%	14%
Net Sales. Net sales increased $33.0 million, or 86%, for the three months ended July 31, 2021 compared to the same period in 2020, which was primarily driven by a $26.8 million increase in volumes, including a recovery from prior year COVID-19 impacts, $4.1 million of foreign currency rate changes, and $2.2 million of base price increases. These increases were partially offset by a temporary closure of our manufacturing facility in Germany due to flooding in July 2021.
Cost of Sales. The cost of sales increased $23.6 million, or 91%, for the three months ended July 31, 2021 compared to the same period in 2020. Cost of sales increased primarily due to higher volumes during the period.
Selling, General and Administrative. Selling, general and administrative expense increased $2.8 million, or 58%, for the three months ended July 31, 2021 compared to the same period in 2020. The increase is primarily due to higher compensation, general expenses and foreign currency impacts year-over-year.
NA Cabinet Components

	Three Months Ended July 31,
	2021	2020	$ Change	Variance %
	(Dollars in millions)
Net sales	$61.9	$51.9	$10.0	19%
Cost of sales (excluding depreciation and amortization)	54.4	44.2	10.2	(23)%
Selling, general and administrative	5.2	4.6	0.6	(13)%
Depreciation and amortization	3.4	3.2	0.2	(6)%
Operating loss	$(1.1)	$(0.1)	$(1.0)	(1,000)%
Operating loss margin	(2)%	—%
Net Sales. Net sales increased $10.0 million, or 19%, for the three months ended July 31, 2021 compared to the same period in 2020, which was driven by an increase in price and raw material indexes of $5.9 million and a $4.1 million increase in volumes.
Cost of Sales. Cost of sales increased $10.2 million, or 23%, for the three months ended July 31, 2021 compared to the same period in 2020. Cost of sales increased primarily due to rising lumber prices, which are recovered on a lag, and higher volumes during the period.
Selling, General and Administrative. Selling, general and administrative expense increased $0.6 million, or 13%, for the three months ended July 31, 2021 compared to the same period in 2020, primarily due to higher compensation and general expenses year-over-year.

Unallocated Corporate & Other

	Three Months Ended July 31,
	2021	2020	$ Change	Variance %
	(Dollars in millions)
Net sales	$(0.9)	$(0.4)	$(0.5)	125%
Cost of sales (excluding depreciation and amortization)	(0.5)	(0.2)	(0.3)	150%
Selling, general and administrative	1.7	0.7	1.0	143%
Depreciation and amortization	0.1	0.1	—	—%
Operating (loss) income	$(2.2)	$(1.0)	$(1.2)	120%
Net Sales. Net sales for Unallocated Corporate & Other represents the elimination of inter-segment sales for the three months ended July 31, 2021 and 2020.
Cost of Sales. Cost of sales for Unallocated Corporate & Other consists of the elimination of inter-segment sales, profit in inventory, and other costs.
Selling, General and Administrative. Selling, general and administrative expenses increased $1.0 million, or 143%, for the three months ended July 31, 2021 compared to the same period in 2020. This increase is attributable to $1.7 million of medical expenses due to a higher claims experience partially offset by $0.4 million of lower compensation expense related to the valuations of our stock based compensation awards and executive bonuses during the three months ended July 31, 2021 as compared to the prior year period.
Changes related to Non-Operating Items:
Interest Expense. Interest expense decreased $0.6 million for the three months ended July 31, 2021 compared to the same period in 2020 as a result of lower interest rates and lower borrowings outstanding during the period.
Income Taxes. We recorded income tax expense of $7.5 million on pre-tax income of $21.2 million for the three months ended July 31, 2021, an effective rate of 35.3%, and income tax expense of $4.4 million on pre-tax income of $15.2 million for the three months ended July 31, 2020, an effective rate of 28.6%. The $3.1 million increase in income tax expense year-over-year was primarily driven by the remeasurement of our deferred income tax assets and liabilities related to the increase in the corporate tax rate in the U.K. from 19% to 25%.
Nine Months Ended July 31, 2021 Compared to Nine Months Ended July 31, 2020

	Nine Months Ended July 31,
	2021	2020	Change $	% Variance
	(Dollars in millions)
Net sales	$780.4	$596.1	$184.3	31%
Cost of sales (excluding depreciation and amortization)	604.7	469.6	135.1	(29)%
Selling, general and administrative	88.3	62.8	25.5	(41)%
Restructuring charges	—	0.5	(0.5)	100%
Depreciation and amortization	32.5	35.8	(3.3)	9%
Operating income	54.9	27.4	27.5	100%
Interest expense	(2.0)	(4.3)	2.3	53%
Other, net	0.6	0.1	0.5	500%
Income tax expense	(17.4)	(6.9)	(10.5)	(152)%
Net income	$36.1	$16.3	$19.8	121%
Our period-over-period results by reportable segment follow.

Changes Related to Operating Income by Reportable Segment:
NA Fenestration

	Nine Months Ended July 31,
	2021	2020	$ Change	% Variance
	(Dollars in millions)
Net sales	$422.0	$341.4	$80.6	24%
Cost of sales (excluding depreciation and amortization)	328.3	266.5	61.8	(23)%
Selling, general and administrative	38.9	35.0	3.9	(11)%
Restructuring charges	—	0.2	(0.2)	100%
Depreciation and amortization	14.4	18.3	(3.9)	21%
Operating income	$40.4	$21.4	$19.0	89%
Operating income margin	10%	6%
Net Sales. Net sales increased $80.6 million, or 24%, for the nine months ended July 31, 2021 compared to the same period in 2020, which was primarily driven by a $66.8 million increase in volumes, including a recovery from prior year COVID-19 impacts, and an increase in price and raw material surcharges of $13.9 million.
Cost of Sales. The cost of sales increased $61.8 million, or 23%, for the nine months ended July 31, 2021 as compared to the same period in 2020. Cost of sales, including labor, increased primarily due to higher volumes during the period as well as the inflation of raw materials.
Selling, General and Administrative. Selling, general and administrative expenses increased $3.9 million, or 11%, for the nine months ended July 31, 2021 as compared to the same period in 2020. This increase was due primarily to higher compensation year-over-year.
Restructuring Charges. Restructuring charges for the nine months ended July 31, 2020 relate to facility lease expense for a U.S. vinyl extrusion plant which was closed in January 2017. We exited the lease during December 2020.
Depreciation and Amortization. Depreciation and amortization expense decreased $3.9 million for the nine months ended July 31, 2021 as compared to the same period in 2020, reflecting the run-off of depreciation expense related to existing assets and disposals during the period.
EU Fenestration

	Nine Months Ended July 31,
	2021	2020	$ Change	Variance %
	(Dollars in millions)
Net sales	$181.9	$104.2	$77.7	75%
Cost of sales (excluding depreciation and amortization)	122.6	72.1	50.5	(70)%
Selling, general and administrative	21.6	16.0	5.6	(35)%
Depreciation and amortization	7.8	7.0	0.8	(11)%
Operating income	$29.9	$9.1	$20.8	229%
Operating income margin	16%	9%
Net Sales. Net sales increased $77.7 million, or 75%, comparing the nine months ended July 31, 2021 to the same period in 2020, which was primarily driven by a $64.4 million increase in volumes, including a recovery from prior year COVID-19 impacts and the reopening of manufacturing facilities in the U.K. which were forced to close for several weeks in the second quarter of 2020, $8.6 million of foreign currency rate changes, and $4.6 million of base price increases.
Cost of Sales. The cost of sales increased $50.5 million, or 70%, for the nine months ended July 31, 2021 compared to the same period in 2020. Cost of sales increased primarily due to higher volumes during the period.
Selling, General and Administrative. Selling, general and administrative expense increased $5.6 million, or 35%, for the nine months ended July 31, 2021 compared to the same period in 2020. The increase is primarily due to higher compensation, general expenses and foreign currency impacts year-over-year.

NA Cabinet Components

	Nine Months Ended July 31,
	2021	2020	$ Change	Variance %
	(Dollars in millions)
Net sales	$179.5	$152.6	$26.9	18%
Cost of sales (excluding depreciation and amortization)	155.4	132.2	23.2	(18)%
Selling, general and administrative	15.4	13.4	2.0	(15)%
Restructuring charges	—	0.3	(0.3)	100%
Depreciation and amortization	10.0	10.1	(0.1)	1%
Operating loss	$(1.3)	$(3.4)	$2.1	62%
Operating loss margin	(1)%	(2)%
Net Sales. Net sales increased $26.9 million, or 18%, for the nine months ended July 31, 2021 compared to the same period in 2020, which was driven by a $19.8 million increase in volumes and an increase in price and raw material indexes of $7.1 million.
Cost of Sales. Cost of sales increased $23.2 million, or 18%, for the nine months ended July 31, 2021 compared with the same period in 2020, primarily as a result of higher volumes and rising lumber prices, which are recovered on a lag.
Selling, General and Administrative. Selling, general and administrative expense increased $2.0 million, or 15%, for the nine months ended July 31, 2021 compared to the same period in 2020, primarily due to higher compensation and general expenses year-over-year.
Restructuring Charges. Restructuring charges of $0.3 million in the nine months ended July 31, 2020 related to severance, equipment moving, and other charges incurred for a plant closure.
Unallocated Corporate & Other

	Nine Months Ended July 31,
	2021	2020	$ Change	Variance %
	(Dollars in millions)
Net sales	$(3.0)	$(2.1)	$(0.9)	(43)%
Cost of sales (excluding depreciation and amortization)	(1.6)	(1.2)	(0.4)	(33)%
Selling, general and administrative	12.4	(1.6)	14.0	(875)%
Depreciation and amortization	0.3	0.4	(0.1)	25%
Operating (loss) income	$(14.1)	$0.3	$(14.4)	(4,800)%
Net Sales. Net sales for Unallocated Corporate & Other represents the elimination of inter-segment sales for the nine months ended July 31, 2021 and 2020.
Cost of Sales. Cost of sales for Unallocated Corporate & Other consists of the elimination of inter-segment sales, profit in inventory, and other costs.
Selling, General and Administrative. Selling, general and administrative expenses increased $14.0 million, or 875%, for the nine months ended July 31, 2021 compared to the same period in 2020. This increase is attributable to $9.3 million of higher compensation expense related to the valuations of our stock based compensation awards and executive bonuses, $4.8 million of medical expenses due to a higher claims experience during nine months ended July 31, 2021 as compared to the prior year period, and $1.4 million of loss on the sale of a plant. These increases were partially offset by a reduction in executive severance and legal charges.
Changes related to Non-Operating Items:
Interest Expense. Interest expense decreased $2.3 million for the nine months ended July 31, 2021 compared to the same period in 2020 as a result of lower interest rates and lower borrowings outstanding during the period.

Income Taxes. We recorded income tax expense of $17.4 million on pre-tax income of $53.5 million for the nine months ended July 31, 2021, an effective rate of 32.5%, and income tax expense of $6.9 million on a pre-tax income of $23.2 million for the nine months ended July 31, 2020, an effective rate of 29.7%. The $10.5 million increase in income tax expense year-over-year was primarily driven by the increase in pre-tax book income as well as the remeasurement of our deferred income tax assets and liabilities related to the increase in the corporate tax rate in the U.K. from 19% to 25%.
Liquidity and Capital Resources
Overview
Historically, our principal sources of funds have been cash on hand, cash flow from operations, and borrowings under our credit facilities.
We maintain a $325.0 million revolving credit facility (the Credit Facility) that matures in 2023 (5-year term) and requires interest payments calculated at a variable market rate depending upon our Consolidated Leverage Ratio. The applicable rate during the nine months ended July 31, 2021 ranged from LIBOR + 1.50% to LIBOR + 1.25%. Our cost of capital could increase depending upon the Consolidated Leverage Ratio at the end of any given quarter. In addition to the Consolidated Leverage Ratio covenant, we are required to meet a Consolidated Interest Coverage Ratio covenant, and there are limitations on certain transactions including our ability to incur indebtedness, incur liens, dispose of material assets, acquire businesses, make restricted payments and pay dividends (limited to $20.0 million per year). We are amortizing deferred financing fees of $0.7 million straight-line over the remaining term of the facility. For further details of the Credit Facility, refer to Note 4, “Debt and Finance Lease Obligations” to the accompanying unaudited condensed consolidated financial statements contained elsewhere herein.
As of July 31, 2021, we had $43.7 million of cash and equivalents, $58.0 million outstanding under the Credit Facility, $4.5 million of outstanding letters of credit and $16.0 million outstanding under finance leases and other debt. We had $262.5 million available for use under the Credit Facility at July 31, 2021.
We repatriated $17.7 million and $12.6 million of foreign cash during the nine months ended July 31, 2021 and 2020, respectively. We expect to repatriate excess cash moving forward and use the funds to retire debt or meet current working capital needs. In the U.K., we insure against a portion of our credit losses. We believe our business model, our current cash reserves and the recent steps we have taken to strengthen our balance sheet leave us well-positioned to manage our business and remain in compliance with our debt covenants.
Analysis of Cash Flow
The following table summarizes our cash flow results for the nine months ended July 31, 2021 and 2020:

	Nine Months Ended
	July 31,
	2021	2020
	(In millions)
Cash provided by operating activities	$47.4	$47.6
Cash used for investing activities	$(12.9)	$(20.5)
Cash used for financing activities	$(43.5)	$(17.4)
Operating Activities. Cash provided by operating activities for the nine months ended July 31, 2021 decreased $0.2 million compared to the nine months ended July 31, 2020. The decrease in cash provided by operating activities is primarily due to an increase in working capital partially offset by higher net income year-over-year due to increased demand. The increase in working capital was largely driven by an inventory build and raw material price inflation.
Investing Activities. Cash used for investing activities decreased $7.6 million for the nine months ended July 31, 2021 compared to the same period in 2020, primarily as a result of lower capital expenditures and an increase in proceeds from disposition of capital assets.
Financing Activities. Cash used for financing activities was $43.5 million for the nine months ended July 31, 2021, which included $45.5 million of debt repayments, $8.0 million of dividends paid to our shareholders, and $5.7 million of treasury stock repurchases. Our use of cash was partially offset by $16.3 million of proceeds from stock option exercises.

Liquidity Requirements
Historically, our strategy for deploying cash has been to invest in organic growth opportunities, develop our infrastructure, and explore strategic acquisitions. Other uses of cash include paying cash dividends to our shareholders and repurchasing our common stock. During the nine months ended July 31, 2021 and 2020, we repatriated $17.7 million and $12.6 million, respectively, of foreign earnings from our foreign locations. We maintain cash balances in foreign countries which total $16.8 million as of July 31, 2021.
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
For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended October 31, 2020. Our critical accounting policies and estimates have not changed materially during the nine months ended July 31, 2021.

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
Interest Rate Risk
Our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Based upon the balances of the variable rate debt at July 31, 2021, a hypothetical 1.0% increase or decrease in interest rates could result in approximately $0.6 million of additional pretax charges or credit to our net income per year. This sensitivity is impacted by the amount of borrowings under our credit facilities, and amounts outstanding under finance leases.
Foreign Currency Rate Risk
Our international operations have exposure to foreign currency rate risks, primarily due to fluctuations in the Euro, the British Pound Sterling and the Canadian Dollar. From time to time, we enter into foreign exchange contracts associated with our operations to manage a portion of the foreign currency rate risk. There were no corresponding foreign currency derivatives recorded on the Condensed Consolidated Balance Sheet as of October 31, 2020 or July 31, 2021. These foreign currency derivative contracts hedge cross-border intercompany and commercial activity for our insulating glass spacer business. Although these derivatives hedge our exposure to fluctuations in foreign currency rates, we do not apply hedge accounting and therefore, the change in the fair value of these foreign currency derivatives is recorded directly to other income and expense in the accompanying condensed consolidated statements of income. To the extent the gain or loss on the derivative instrument offsets the gain or loss from the re-measurement of the underlying foreign currency balance, changes in exchange rates should have no effect.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (1934 Act) as of July 31, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2021, the disclosure controls and procedures are effective.
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
During the three months ended July 31, 2021, we repurchased common stock as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs (1)	(d) Maximum US Dollars Remaining that May Yet Be Used to Purchase Shares Under the Plans or Programs (1)
May 2021	—	$—	—	$7,214,720
June 2021	—	—	—	$7,214,720
July 2021	74,257	23.88	74,257	$5,441,697
Total	74,257	$23.88	74,257
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

QUANEX BUILDING PRODUCTS CORPORATION

Date:	September 3, 2021	/s/ Scott M. Zuehlke
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