Form 10-K
period 2021-10-31
Quanex Building Products CORP
filed 2021-12-17
CIK 1423221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended October 31, 2021
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
_______________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     Yes  ☒    No  ☐
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of April 30, 2021, computed by reference to the closing price for the Common Stock on the New York Stock Exchange, Inc. on that date, was $901,994,657. Such calculation assumes only the registrant’s officers and directors at such date were affiliates of the registrant.
At December 8, 2021 there were outstanding 33,248,039 shares of the registrant’s Common Stock, $0.01 par value.
 _______________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the Commission within 120 days of October 31, 2021 are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

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
•changes in availability and prices of raw material;
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
Additional factors that could cause actual results to differ materially are discussed under “Item 1A. Risk Factors” included elsewhere in this Annual Report on Form 10-K.
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
As of October 31, 2021, we operated 28 manufacturing facilities located in 15 states in the U.S., two facilities in the U.K., and one in Germany. These facilities feature efficient plant design and flexible manufacturing processes, enabling us to produce a wide variety of custom engineered products and components primarily focused on the window and door segment of the residential building products markets. We are able to maintain minimal levels of finished goods inventories at most locations because we typically manufacture products upon order to customer specifications. We believe the primary drivers of our operating results are residential remodeling and replacement activity and new home construction in the markets we serve.
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

The following table presents calendar-year annual housing starts information as of November 2021 from the National Association of Home Builders (NAHB) (units in thousands):

	Single-family Units		Multi-family Units		Manufactured Units
Period	Units	% Change	Units	% Change	Units	% Change	Total Units
Annual Data
2017	849	8%	356	(9)%	93	15%	1,298
2018	871	3%	376	6%	96	3%	1,343
2019	889	2%	403	7%	95	(1)%	1,387
2020	1,004	13%	393	(2)%	94	(1)%	1,491
Annual Data - Forecast
2021	1,111	11%	469	19%	106	13%	1,686
2022	1,113	—%	440	(6)%	114	8%	1,667
2023	1,111	—%	440	—%	115	1%	1,666
Ducker Worldwide LLC, a consulting and research firm, indicated in November 2021 that window shipments in the residential remodeling and replacement (R&R) market are expected to increase approximately 4.5% for the calendar-year 2021 and approximately 4% in 2022 and 3% during 2023. Derived from reports published by Ducker, the overall increase in window shipments for the trailing twelve months ended September 30, 2021 was 8.9%. During this period, new construction activity increased 14.2% and R&R replacement increased 4.7% respectively.
According to data from Catalina Research, a consulting and research firm, U.S. residential cabinet demand is expected to increase through 2022. Projections from Catalina Research as of November 2021 include growth rates for the stock, semi-custom (the cabinet market we primarily operate in) and custom cabinet markets, which are presented in the table below:

Cabinet Market Annual Growth Rates
Period	Stock	Semi-Custom	Custom	Overall
Annual Data
2017	8.5%	5.7%	(0.9)%	6.6%
2018	7.9%	(1.6)%	3.8%	4.9%
2019	1.8%	(4.9)%	1.1%	—%
2020	3.7%	(1.3)%	0.3%	2.2%
Annual Data - Forecast
2021	15.2%	13.4%	17.5%	15.0%
2022	7.2%	5.2%	4.7%	6.5%
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
•supply chain disruptions and inflationary pressures related to transportation, labor, and raw materials have increased causing delays in production and higher prices;
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
•recognizing the importance of sustainability and corporate social responsibility by continually looking for ways to reduce our environmental impact, protect the health and safety of our employees and communities, and engage diverse workers and leaders;
•pursue targeted business acquisitions that allow us to expand our existing footprint, enhance our existing product offerings, acquire complementary technology, enhance our leadership position within the markets we serve, and expand into adjacent markets or service lines; and
•exit unprofitable service lines or customer relationships.
Our Strengths
We believe our strengths include design expertise, new technology development capability, high quality manufacturing, just-in-time delivery systems, customer service and the ability to generate unique patented products.
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

We compete against a range of small and mid-size metal, vinyl and wood products suppliers, wood molding companies, and the in-house operations of customers who have vertically integrated fenestration operations. We also compete against insulating glass (IG) spacer manufacturing firms. IG systems are used in numerous end markets including residential housing, commercial construction, appliances and transportation vehicles, but we primarily serve the residential housing market. Competition is largely based on regional presence, custom engineering, product development, quality, service and price. Primary competitors include, but are not limited to, Veka, Deceuninck, Energi, Vision Extrusions, GED Integrated Solutions, Technoform, Swiss Spacer, Thermix, RiteScreen, Allmetal, Endura, Klinger, Thermoseal and Fenzi Group. Competitors in the vinyl extrusion business in the U.K. include Epwin, Veka, Profine UK Extrustions Ltd., Eurocell and others. Primary competitors in the cabinet door business in the U.S. include Conestoga, Appalachian Wood, Olon, Northern Contours and others.
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
Customers
Certain of our businesses or product lines are largely dependent on a relatively few large customers. See Note 1, “Nature of Operations, Basis of Presentation and Significant Accounting Policies - Concentration of Credit Risk and Allowance for Credit Losses,” of the accompanying financial statements in this Annual Report on Form 10-K for related disclosure.
Sales Backlog
Given the short lead times involved in our business, we have a backlog of approximately $83 million as of October 31, 2021. The criteria for revenue recognition has not been met with regard to sales backlog, and therefore, we have not recorded revenue or deferred revenue pursuant to these sales orders.  If these sales orders result in a sale, we will record revenue during fiscal 2022 in accordance with our revenue recognition accounting policy.
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
Service Marks, Trademarks, Trade Names, and Patents
Our federally registered trademarks or service marks include QUANEX, QUANEX and design, “Q” design, TRUSEAL TECHNOLOGIES, DURASEAL, DURALITE, SOLARGAIN, ENVIROSEALED WINDOWS, EDGETHERM, EDGETECH, ECOBLEND, SUPER SPACER, TSS, TRUE WARM, E & Design, QUIET EDGE, HEALTH SMART WINDOWS, ENERGY WISE WINDOWS, DESI-ROPE, 360 and design, INTELLICLIP, SUSTAINAVIEW, MIKRON, MIKRONWOOD, MIKRONBLEND, MIKRON BLEND and design, ENERGYCORE, FUSION INSULATED SYSTEM, AIRCELL, SUPERCOAT, SUPERCAP, STYLELOCK, STYLELOCK and design, MIKRON and design, HOMESHIELD, HOMESHIELD and design, STORM SEAL, and TENON. We consider the following marks, design marks and associated trade names to be valuable in the conduct of our business: HOMESHIELD, TRUSEAL TECHNOLOGIES, EDGETECH, MIKRON,

WOODCRAFT and QUANEX. Through Liniar, we hold a number of registered designs, patents and trademarks registered in the U.K., which include: MODLOK, LINIAR, SUPER CUT, ENERGY PLUS & Device, FLAMSTEAD HOLDINGS & Device, HL PLASTICS & Device, VINTAGE WINDOWS & Device, RESURGENCE, FUSE, ELEVATE, SWITCHBOARD and various other trademarks and patents which are pending approval. Generally, our business does not depend on patent protection, but patents obtained with regard to our vinyl extrusion products and processes, fabricated metal components and IG spacer products business remain a valuable competitive advantage over other building products manufacturers. We obtain patent protection for various dyes and other tooling created in connection with the production of customer-specific vinyl profile designs and vinyl extrusions. Our fabricated metal components business obtains patent protection for its thresholds. Our window sealant business unit relies on patents to protect the design of several of its window spacer products. Although we hold numerous patents, the proprietary process technology that has been developed is also considered a source of competitive advantage.
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
Environmental Compliance Costs
From time to time, we incur routine expenses and capital expenditures associated with compliance with existing environmental regulations, including control of air emissions and water discharges, and plant decommissioning costs. We have not incurred any material expenses or capital expenditures related to environmental matters during the past three fiscal years, and do not expect to incur a material amount of such costs in fiscal 2022. While we will continue to have future expenditures related to environmental matters, any such amounts are impossible to reasonably estimate at this time. Based upon our experience to date, we do not believe that our compliance with environmental requirements will have a material adverse effect on our operations, financial condition or cash flows.

Human Capital
We track human capital metrics that we consider to be key to our business, including employee headcount, temporary workers, health and safety, and turnover. As of October 31, 2021, we had 3,860 employees. Of these employees, 3,083 were domiciled in the U.S., 665 in the U.K., and 112 in Germany. Generally, the total number of employees of Quanex and its subsidiaries does not significantly fluctuate throughout the year. Currently, none of our employees are subject to collective bargaining agreements.
Employee turnover rates are monitored monthly at the division and plant levels. Both voluntary and involuntary terminations, including retirements, are used to calculate the turnover rate. Our human capital objectives include attracting, developing, motivating, rewarding, and retaining our existing and new employees. We offer our employees online training courses and on-the-job training on job duties, safety requirements, and leadership skills. The health and safety of our employees is our high priority and in particular, in response to the COVID-19 pandemic. We have taken additional measures to limit possible infections at the workplace. See Part 2 Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Notable Items - COVID-19 Impacts,” elsewhere in this Annual Report on Form 10-K for related disclosure.
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
We evaluate our goodwill and indefinite-lived intangible assets at least annually to determine whether we must test for impairment. In making this assessment, we must use judgment to make estimates of future operating results and appropriate residual values. Actual future operating results and residual values associated with our operations could differ significantly from these estimates, which may result in an impairment charge in a future period, resulting in a decrease in net income from operations in the year of the impairment, as well as a decline in our recorded net worth. We recorded goodwill impairment charges in 2019 and could record future impairment charges. Goodwill totaled $149.2 million at October 31, 2021. The results of goodwill impairment testing are described in the accompanying notes to the audited financial statements, Note 6, “Goodwill and Intangible Assets” of the accompanying financial statements in this Annual Report on Form 10-K.
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
We have operations located within the U.K., and as such, our business and financial results may be negatively impacted as a result of Brexit, resulting primarily from (a) continued depression in the value of the British Pound Sterling as compared to the United States Dollar; and (b) potential price increases or unavailability of supplies purchased by our U.K. businesses from companies located in the E.U. or elsewhere. If the value of the British Pound Sterling continues to fluctuate as a result of Brexit, unfavorable exchange rate changes may negatively affect the value of our operations and businesses located in the U.K., as translated to our reporting currency, the United States Dollar, in accordance with U.S. GAAP, which may impact the revenue and earnings we report. For more information with respect to Exchange Rate risk applicable to us, please see Part 2 Item 7A. “Market Risk Disclosures,” elsewhere in this Annual Report on Form 10-K. Continued fluctuations in the British Pound Sterling may also result in the imposition of price adjustments by E.U.-based suppliers to our U.K. businesses, as those suppliers seek to compensate for the changes in value of the British Pound Sterling as compared to the European Euro.
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
Our revolving credit facility contains certain financial covenants and other operating and reporting requirements that could present risk to our operating results or limit our ability to access capital for use in the business. For a full discussion of the various covenants and operating requirements imposed by our revolving credit facility and information related to the potential limitations on our ability to access capital, see Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations-Liquidity and Capital Resources,” included elsewhere in this Annual Report on Form 10-K.
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
In addition to our own sensitive and proprietary business information, we collect transactional and personal information about our customers and employees. Any breach, including ransomware attacks or other cybersecurity breaches, of our or our service providers’ network or other vendor systems, may result in the loss of confidential business and financial data, misappropriation of our consumers’ or employees’ personal information or a disruption of our business. Any of these outcomes could have a material adverse effect on our business or our vendor and customer relationships, and could also result in unwanted media attention, reputational damage, or the imposition of fines, lawsuits, or significant legal or remediation expenses.
Epidemics, pandemics or other disease outbreaks could significantly disrupt our operations or those of our customers or suppliers.
If the COVID-19 coronavirus continues to disrupt the worldwide economy, or if similar widespread disease outbreaks occur in the future, our business, financial condition and results of operations could be negatively affected to the extent such event harms the economy or region in which we operate.
Our business could be materially and adversely affected by the occurrence of a widespread health epidemic or pandemic. In particular, any outbreak or resurgence of COVID-19 such as the increased presence and spread of the Omicon variant, Delta variant or any other future variants, or governmental imposition of mandatory or voluntary closures in areas where our manufacturing facilities, suppliers or customers are located, could severely disrupt our operations and result in (a) plant slowdowns or shutdowns, (b) difficulty obtaining necessary supplies, and (c) reduced customer orders and revenues. In addition to this potential direct impact on our facilities and operations, continuing outbreaks of the virus could negatively impact our industry and end markets as a whole, or result in a longer-term economic recession. Any of these factors could negatively affect our business, financial condition, cash flows, profitability, and results of operations.
The COVID-19 pandemic has had and may continue to create inefficiencies or interruptions in the supply chain as our suppliers may be forced to close their own plants or prove unable to obtain their own raw materials. If our suppliers are unable to timely meet our supply needs, it could impact our ability to provide our customers with high quality products on a timely basis, which could result in order cancellations, delivery refusals, price concessions, or other negative customer outcomes, any of which could negatively impact our business, revenues, financial condition, results of operations and liquidity. We could also be forced to pay higher prices for the supplies we purchase, which could negatively impact our results of operations and profitability.
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
Climate change and related extreme weather events could disrupt our supply chain, decrease customer demand for our products, or damage our manufacturing facilities.
We, along with many of our customers and suppliers, operate manufacturing facilities in areas at risk for extreme weather events such as hurricanes, tornadoes, drought, wildfires, winter storms, or floods. Ongoing climate change has increased the frequency and severity of these events and the related risk of a catastrophic weather event affecting one of our plants, or a plant owned by one of our customers or suppliers. If such an event occurs at a facility belonging to one of our customers, we could see reduced demand for our products. If such an event occurs at a facility belonging to us or one of our suppliers, we may be unable to timely and cost-effectively manufacture products for our customers. These declines in demand or impacts to our ability to manufacture our products could negatively impact our revenues, earnings, cash flow, and other operating results.

Changes in taxation as well as the inherent difficulty in quantifying potential tax effects of business decisions could have a material adverse effect on the results of our operations, financial condition, or cash flows.
We file income tax returns, including tax returns for our subsidiaries, with federal, state, local, and foreign jurisdictions. We consider the United States to be our most significant jurisdiction; however, all tax returns are subject to routine compliance review by the taxing authorities in the jurisdictions in which we file tax returns in the ordinary course of business. We make judgments regarding the utilization of existing deferred tax assets and the potential tax effects of various financial transactions and results of operations to estimate our obligations to taxing authorities. Tax obligations include income, franchise, real estate, sales and use, and employment-related taxes. These judgments include reserves for potential adverse outcomes regarding tax positions that have been taken. Changes in federal, state, or local tax laws, adverse tax audit results, or adverse tax rulings on positions taken could have a material adverse effect on the results of our operations, financial condition, or cash flows.

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
We are authorized to issue, without stockholder approval, 1,000,000 shares of preferred stock, no par value, in one or more series, which may give other stockholders dividend, conversion, voting, and liquidation rights, among other rights, which may be superior to the rights of holders of our common stock. The issuance of additional equity securities or securities convertible into equity securities would result in dilution of existing stockholders' equity interests. Our Board of Directors has no present intention to issue any such preferred shares, but has the right to do so in the future. In addition, we were authorized, by prior stockholder approval, to issue up to 125,000,000 shares of our common stock, $0.01 par value per share, of which 37,273,510 were issued at October 31, 2021. These authorized shares can be issued, without stockholder approval, as securities convertible into either common stock or preferred stock.
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
The following table lists our principal properties by location, general character and use as of October 31, 2021.

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
* These locations are leased as of October 31, 2021.
In addition to the locations identified above, our North American Fenestration Segment maintains 13 additional facilities for the manufacture and distribution of fenestration, spacer and extrusion products within the continental U.S., our European Fenestration Segment maintains one additional location for the production of spacer in the U.K., and our North American Cabinet Components Segment maintains 10 locations to manufacture hardwood doors and other wood components for kitchen and bath cabinets. See Note 1, “Nature of Operations, Basis of Presentation and Significant Accounting Policies - Restructuring,” to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
We believe our operating properties are in good condition and well maintained, and are generally suitable and adequate to carry on our business. In fiscal 2021, on a consolidated basis, our facilities operated at approximately 62% of machine capacity. This capacity utilization is subject to variability by product line, seasonality, and location.
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
We have been and are currently party to multiple claims, some of which are in litigation, relating to alleged defects in a commercial sealant product that was manufactured and sold during the 2000's. Several claims were resolved during fiscal 2019, 2020 and 2021, and we continue to defend the remaining claims. While we believe that our product was not defective and that we would prevail in these commercial sealant product claims if taken to trial, the timing, ultimate resolution and potential impact of these claims is not currently determinable. Nevertheless, after taking into account all currently available information, including our defenses, the advice of our counsel, and the extent and currently-expected availability of our existing insurance coverage, we believe that the eventual outcome of these commercial sealant claims will not have a material adverse effect on our overall financial condition, results of operations or cash flows, and we have not recorded any accrual with regard to these claims.

We reserve for litigation loss contingencies that are both probable and reasonably estimable. We do not expect that losses resulting from any current legal proceedings will have a material adverse effect on our consolidated financial statements if or when such losses are incurred.
For discussion of environmental issues, see Item 1, “Business - Environmental and Employee Safety Matters,” discussed elsewhere in this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures.
Not Applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock has been listed on the New York Stock Exchange under the ticker symbol NX since April 24, 2008. Electronic copies of our public filings are available on the Securities and Exchange Commission's website (www.sec.gov). There were approximately 1,742 holders of our common stock (excluding individual participants in securities positions listings) on record as of December 8, 2021.
Equity Compensation Plan Information
The following table summarizes certain information regarding equity compensation to our employees, officers and directors under equity compensation plans as of October 31, 2021:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	218,304	$19.37	1,164,421
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
(2) The weighted-average exercise price in column (b) does not include the impacts of the performance share awards or any securities that may be issued thereunder. For additional details, see Note 13, “Stock-Based Compensation,” of the accompanying financial statements in this Annual Report on Form 10-K.
Issuer Purchases of Equity Securities
Set forth below is a table summarizing the program and the repurchase of shares during the quarter ended October 31, 2021.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum US Dollars Remaining that May Yet Be Used to Purchase Shares Under the Plans or Programs(1)
August 2021	—	$—	—	$5,441,697
September 2021	199,625	$22.10	199,625	$1,029,645
October 2021	47,378	$21.37	47,378	$16
Total	247,003	$22.03	247,003
(1) On August 30, 2018, our Board of Directors approved a stock repurchase program that authorized the repurchase of up to $60.0 million worth of shares of our common stock. During the years ended October 31, 2021, 2020 and 2019, we purchased 478,311, 450,000 and 583,398 shares, respectively, at a cost of $11.2 million, $7.2 million and $9.6 million, respectively, under this program. As of October 31, 2021, this share repurchase authorization was exhausted and the program is now complete. In December 2021, our Board of Directors approved a stock repurchase program that authorized the repurchase of up to $75.0 million worth of shares of our common stock. Repurchases under the new program will be made in open market transactions or privately negotiated transactions, subject to market conditions, applicable legal requirements and other relevant factors. The program does not have an expiration date or a limit on the number of shares that may be purchased.

Stock Performance Graph
The following chart represents a comparison of the five year total return of our common stock to the Standard & Poor’s 500 Index (S&P 500 Index), the Russell 2000 Index, and a peer group index selected by us, which includes companies offering similar products and services to ours. The companies in our peer group for the year ended October 31, 2021 are AAON Inc., American Woodmark Corp, Apogee Enterprises Inc., Armstrong Flooring Inc., Cornerstone Building Brands Inc., CSW Industrials Inc., Gibraltar Industries Inc., Griffon Corporation, Insteel Industries Inc., L.B. Foster Company, Masonite International Corp, Mueller Water Products, Inc., Patrick Industries Inc., PGT Innovations, Inc., Simpson Manufacturing Company Inc., and Trex Company Inc.

INDEXED RETURNS	For the Years Ended
Company Name / Index	10/31/2016	10/31/2017	10/31/2018	10/31/2019	10/31/2020	10/31/2021
Quanex Building Products Corporation	$100.00	$135.72	$92.57	$122.92	$118.46	$136.68
S&P 500 Index	$100.00	$123.63	$132.71	$151.73	$166.46	$237.90
Russell 2000 Index	$100.00	$127.83	$130.22	$136.60	$136.42	$205.72
Peer Group	$100.00	$127.92	$117.12	$148.38	$174.33	$242.10

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis contains forward-looking statements based on our current assumptions, expectations, estimates and projections about our business and the homebuilding industry, and therefore, it should be read in conjunction with our consolidated financial statements and related notes thereto, as well as our “Cautionary Note Regarding Forward-Looking Statements” discussed elsewhere within this Annual Report on Form 10-K. For a listing of potential risks and uncertainties which impact our business and industry, see “Item 1A. Risk Factors.” Actual results could differ from our expectations due to several factors which include, but are not limited to: the impact of the ongoing COVID-19 pandemic, market price and demand for our products, economic and competitive conditions, capital expenditures, new technology, regulatory changes and other uncertainties. Unless otherwise required by law, we undertake no obligation to publicly update any forward-looking statements, even if new information becomes available or other events occur in the future.
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
We currently have three reportable business segments: (1) North American Fenestration segment (“NA Fenestration”), comprising three operating segments, manufacturing vinyl profiles, IG spacers, screens and other fenestration components; (2) European Fenestration segment (“EU Fenestration”), comprising our U.K.-based vinyl extrusion business, manufacturing vinyl profiles and conservatories, and the European insulating glass business manufacturing IG spacers; and (3) North American Cabinet Components segment (“NA Cabinet Components”), comprising our North American cabinet door and components business and two wood-manufacturing plants. We maintain a grouping called Unallocated Corporate & Other, which includes transaction expenses, stock-based compensation, long-term incentive awards based on the performance of our common stock and other factors, certain severance and legal costs not deemed to be allocable to all segments, depreciation of corporate assets, interest expense, other, net, income taxes and inter-segment eliminations, and executive incentive compensation and medical expense fluctuations relative to planned costs as determined during the annual planning process. Other corporate general and administrative costs have been allocated to the reportable business segments, based upon a relative measure of profitability in order to more accurately reflect each reportable business segment's administrative costs. We allocate corporate expenses to businesses acquired mid-year from the date of acquisition. The accounting policies of our operating segments are the same as those used to prepare our accompanying consolidated financial statements. Corporate general and administrative expenses allocated during the years ended October 31, 2021, 2020 and 2019 were $21.6 million, $21.7 million and $18.3 million, respectively.
Notable Items
COVID-19 Impacts
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

As federal, state and local governments react to the public health crisis, significant uncertainties have been created in the economy. The COVID-19 pandemic and its related effects continue to have a significant adverse affect on many sectors of the economy and we may be further impacted.
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
In November 2021, the NAHB forecasted calendar-year housing starts (excluding manufactured units) to be 1.6 million in 2021, 2022 and 2023 calendar-years. The November 2021, Ducker forecast indicated that window shipments in the R&R market are expected to increase approximately 4.5%, 4% and 3% in the calendar-years ended 2021, 2022, 2023, respectively, and window shipments in the new construction market are expected to grow 13%, 2%, and 1% in the calendar-years ended 2021, 2022, and 2023, respectively, resulting in overall window shipment improvements of 8% in 2021, 3% in 2022, and 2% in 2023. Derived from reports published by Ducker, the overall increase in window shipments for the trailing twelve months ended September 30, 2021 was 8.9%. During this period, new construction activities increased 14.2% and R&R increased 4.7%. In November 2021, Catalina Research estimated that residential semi-custom cabinet demand in the U.S. is estimated to increase 13.4% in 2021 and 5.2% in 2022.
Our U.K. vinyl business (commonly referred to as “Liniar”) is largely focused on the sale of vinyl house systems under the trade name “Liniar” to smaller window manufacturers in the U.K. Liniar is one of the larger providers of vinyl extruded products in the U.K. in terms of volume shipped. Currently, the U.K. is experiencing a shortage in affordable housing, with rising demand due in part to a growing immigrant population. Liniar’s current primary customers are smaller window fabricators, as opposed to the larger OEMs that comprise a large portion of the North American market. These manufacturers seek the quality and technology of the specific products identified by the Liniar trade name. In addition, Liniar services non-fenestration markets including the manufacture of roofing for conservatories, vinyl decking and vinyl water retention barriers used for landscaping. We believe there are growth opportunities within these markets in the U.K. and potential synergies which may enable us to sell complementary products.
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
Several commodities in our business are subject to pricing fluctuations, including polyvinyl resin (PVC), titanium dioxide (TiO2), petroleum products, aluminum and wood. For the majority of our customers and critical suppliers, we have price adjusters in place which effectively share the base pass-through price changes for our primary commodities with our customers commensurate with the market at large. Our long-term exposure to these price fluctuations is somewhat mitigated due to the contractual component of the adjuster program. However, these adjusters are not in place with all customers and for all commodities, and there is a level of exposure to such volatility due to the lag associated with the timing of price updates in accordance with our customer agreements, particularly with regard to hardwoods. In addition, some of these commodities, such as silicone, are in high demand, particularly in Europe, which can affect the cost of the raw materials, a portion of which we may not be able to fully recover. We also began to experience some supply disruptions as high demand reduced availability of raw materials.
The global economy remains uncertain due to global supply chain interruptions, inflationary pressures, currency devaluations, political unrest, terror threats, global pandemics such as COVID-19, and even the political landscape in the U.S. These and other macro-economic factors have impacted the global financial markets, which may have contributed to significant changes in foreign currencies. We continue to monitor our exposure to changes in exchange rates.
Comparison of the fiscal years ended October 31, 2021 and 2020
This table sets forth our consolidated results of operations for the twelve-month periods ended October 31, 2021 and 2020.

	For the Years Ended October 31,
	2021		2020		2021 vs. 2020
	Amounts	% of Sales	Amounts	% of Sales	$ Change	Variance %
	(Dollars in millions)
Net sales	$1,072.1	100%	$851.6	100%	$220.5	26%
Cost of sales (excluding depreciation and amortization)	831.6	78%	658.8	77%	172.8	(26)%
Selling, general and administrative	116.0	11%	89.7	11%	26.3	(29)%
Restructuring charges	—	—%	0.6	—%	(0.6)	100%
Depreciation and amortization	42.7	4%	47.2	6%	(4.5)	10%
Operating income	81.8	8%	55.3	6%	26.5	48%
Interest expense	(2.5)	—%	(5.2)	(1)%	2.7	52%
Other, net	0.8	—%	0.2	—%	0.6	300%
Income tax expense	(23.1)	(2)%	(11.8)	(1)%	(11.3)	(96)%
Net income	$57.0	5%	$38.5	5%	$18.5	48%
Our year-over-year results by reportable segment follow. Our comparison of the results for the fiscal years ended October 31, 2020 and 2019 by reportable segment for the prior year comparative periods can be found in the annual report on Form 10-K for the year ended October 31, 2020.

Changes Related to Operating Income by Reportable Segment:
NA Fenestration

	For the Years Ended October 31,
	2021	2020	$ Change	Variance %
	(Dollars in millions)
Net sales	$578.3	$483.4	$94.9	20%
Cost of sales (excluding depreciation and amortization)	450.4	371.8	78.6	(21)%
Selling, general and administrative	53.0	47.8	5.2	(11)%
Restructuring charges	—	0.3	(0.3)	100%
Depreciation and amortization	18.6	23.6	(5.0)	21%
Operating income	$56.3	$39.9	$16.4	41%
Operating income margin	10%	8%
Net Sales. Net sales increased $94.9 million, or 20%, for the twelve months ended October 31, 2021 compared to the same period in 2020, which was primarily driven by a $74.7 million increase in volumes, including a recovery from prior year COVID-19 impacts, and an increase in price and raw material surcharges of $20.2 million.
Cost of Sales. Cost of sales increased $78.6 million, or 21%, for the twelve months ended October 31, 2021 compared to the same period in 2020. Cost of sales, including labor, increased primarily due to higher volumes and price inflation during the period.
Selling, General and Administrative. Our selling, general and administrative expenses increased by $5.2 million, or 11%, for the twelve months ended October 31, 2021 compared to the same period in 2020. This increase was due primarily to higher compensation, including higher incentive accruals based on financial performance, and benefits year-over-year.
Restructuring Charges. Restructuring charges incurred during the twelve months ended October 31, 2020 relate to facility lease expense for a vinyl extrusion plant in the U.S. which was closed in January 2017. We exited the lease during December 2020.
Depreciation and Amortization. Depreciation and amortization expense decreased $5.0 million, or 21%, for the twelve months ended October 31, 2021 compared to the same period in 2020, reflecting the run-off of depreciation expense related to existing assets and disposals during the period.
EU Fenestration

	For the Years Ended October 31,
	2021	2020	$ Change	Variance %
	(Dollars in millions)
Net sales	$251.6	$161.1	$90.5	56%
Cost of sales (excluding depreciation and amortization)	172.0	108.8	63.2	(58)%
Selling, general and administrative	29.9	22.7	7.2	(32)%
Depreciation and amortization	10.4	9.5	0.9	(9)%
Operating income	$39.3	$20.1	$19.2	96%
Operating income margin	16%	12%
Net Sales. Net sales increased $90.5 million, or 56%, when comparing the twelve months ended October 31, 2021 compared to the same period in 2020, which was primarily driven by a $70.7 million increase in volumes, including a recovery from prior year COVID-19 impacts and the reopening of manufacturing facilities in the U.K. which were forced to close for several weeks in the second quarter of 2020, $11.8 million of foreign currency rate changes, and $8.0 million of base price increases.
Cost of Sales. The cost of sales increased $63.2 million, or 58%, for the twelve months ended October 31, 2021 compared to the same period in 2020. Cost of sales increased primarily due to higher volumes and price inflation during the period.
Selling, General and Administrative. Our selling, general and administrative expense increased $7.2 million, or 32%, for the twelve months ended October 31, 2021 compared to the same period in 2020. The increase is primarily due to higher compensation, including higher incentive accruals based on financial performance, general expenses and foreign currency impacts year-over-year.
NA Cabinet Components

	For the Years Ended October 31,
	2021	2020	$ Change	Variance %
	(Dollars in millions)
Net sales	$246.1	$210.1	$36.0	17%
Cost of sales (excluding depreciation and amortization)	211.1	179.8	31.3	(17)%
Selling, general and administrative	20.8	18.7	2.1	(11)%
Restructuring charges	—	0.3	(0.3)	100%
Depreciation and amortization	13.3	13.7	(0.4)	3%
Operating income (loss)	$0.9	$(2.4)	$3.3	138%
Operating income (loss) margin	—%	(1)%
Net Sales. Net sales increased $36.0 million, or 17%, for the twelve months ended October 31, 2021 compared to the same period in 2020, which was primarily driven by a $19.8 million increase in price and raw material indexes and a $16.2 million increase in volumes.
Cost of Sales. The cost of sales increased $31.3 million, or 17%, for the twelve months ended October 31, 2021 compared to the same period in 2020 as a primarily as a result of higher volumes and rising lumber prices, which are recovered on a lag.
Selling, General and Administrative. Our selling, general and administrative expense increased $2.1 million, or 11%, for the twelve months ended October 31, 2021 compared to the same period in 2020. The increase is primarily due to higher compensation, including higher incentive accruals based on financial performance, and general expenses year-over-year.
Restructuring Charges. Restructuring charges of $0.3 million in the twelve months ended October 31, 2020 related to severance, equipment moving and other charges incurred for a plant closure.
Unallocated Corporate & Other

	For the Years Ended October 31,
	2021	2020	$ Change	Variance %
	(Dollars in millions)
Net sales	$(3.9)	$(3.0)	$(0.9)	(30)%
Cost of sales (excluding depreciation and amortization)	(1.9)	(1.6)	(0.3)	19%
Selling, general and administrative	12.3	0.5	11.8	(2,360)%
Depreciation and amortization	0.4	0.4	—	—%
Operating loss	$(14.7)	$(2.3)	$(12.4)	(539)%
Net Sales. Net sales for Unallocated Corporate & Other represents the elimination of inter-segment sales for the twelve months ended October 31, 2021 and 2020.
Cost of Sales. Cost of sales for Corporate & Other consists of the elimination of inter-segment sales, profit in inventory, and other costs.
Selling, General and Administrative. Our selling, general and administrative expenses increased $11.8 million, or 2,360%, for the twelve months ended October 31, 2021 compared to the same period in 2020. This increase is attributable to $7.3 million of higher compensation expense related to the valuations of our stock based compensation awards and executive bonuses due to financial performance, $4.8 million of medical expenses due to a higher claims experience during the twelve months ended October 31, 2021 compared to the same period in 2020, and $1.4 million of loss on the sale of a plant. These increases were partially offset by a reduction in executive severance and legal charges.

Changes Related to Non-Operating Items:
Interest Expense. Interest expense decreased $2.7 million for the twelve months ended October 31, 2021 compared to the same period in 2020 primarily due to lower interest rates and lower overall debt outstanding. The weighted average interest rate for borrowings outstanding for the twelve months ended October 31, 2021 was 1.42% compared with 2.45% for the twelve months ended October 31, 2020.
Other, net. Other, net increased $0.6 million for the twelve months ended October 31, 2021 compared to the same period in 2020. The increase is primarily due to an increase in pension benefits year-over-year.
Income Taxes. We recorded income tax expense of $23.1 million on pre-tax income of $80.1 million for the twelve months ended October 31, 2021, an effective rate of 28.9%, and income tax expense of $11.8 million on pre-tax income of $50.3 million for the twelve months ended October 31, 2020, an effective rate of 23.5%. The effective rate for the twelve months ended October 31, 2021 was primarily impacted by state income taxes, global intangible low-taxed income, and changes in uncertain tax positions, partially offset by U.S. foreign tax credits. The effective rate for the twelve months ended October 31, 2020 was impacted by the true-up of our accruals and related deferred taxes from prior year filings and settled audits.
Liquidity and Capital Resources
Overview
Historically, our principal sources of funds have been cash on hand, cash flow from operations, and borrowings under our credit facilities. As of October 31, 2021, we had $40.1 million of cash and cash equivalents, $38.0 million outstanding under our credit facilities, $4.5 million of outstanding letters of credit and $15.5 million outstanding under finance leases. We had $282.5 million available for use under a revolving credit facility at October 31, 2021.
On October 18, 2018, we entered into a $325.0 million revolving credit facility (the “Credit Facility”), under which we borrowed $205.0 million. The proceeds from the Credit Facility, along with additional funding of $10.0 million of cash on hand, were used to repay outstanding borrowings under a previous credit agreement of $213.5 million, to settle outstanding interest accrued under the prior facility, and to pay loan fees which totaled $1.0 million. In addition, we expensed $1.1 million to write-off unamortized deferred financing fees associated with the previous credit agreement. The Credit Facility matures in 2023 (5-year term) and requires interest payments calculated, at our election and depending upon our Consolidated Leverage Ratio, at either a Base Rate plus an applicable margin (0.25% to 1.00%) or the LIBOR Rate plus an applicable margin (1.25% to 2.00%). We included deferred financing fees of $1.5 million as a contra-liability account, and are amortizing this balance straight-line over the term of the facility.
The weighted average interest rate of borrowings outstanding for the twelve-month periods ended October 31, 2021 and 2020 was 1.42% and 2.45%, respectively. We were in compliance with our debt covenants as of October 31, 2021. For additional details of the Credit Agreement, see “Item 1A. Risk Factors,” included elsewhere within this Annual Report on Form 10-K.
We expect to repatriate excess cash moving forward and use the funds to retire debt or meet current working capital needs. We believe our business model, our current cash reserves and the recent steps we have taken to strengthen our balance sheet leave us well-positioned to manage our business and remain in compliance with our debt covenants through the COVID-19 crisis as it continues to unfold.
Analysis of Cash Flow
The following table summarizes our cash flow results for the years ended October 31, 2021, 2020, and 2019:

	Year Ended October 31,
	2021	2020	2019
	(In millions)
Cash flows provided by operating activities	$78.6	$100.8	$96.4
Cash flows used for investing activities	$(18.7)	$(25.2)	$(23.6)
Cash flows used for financing activities	$(71.9)	$(55.1)	$(71.3)

Our year-over-year cash flow analysis follows. Our cash flow analysis for the fiscal years ended October 31, 2020 and 2019 for the prior year comparative periods can be found in the annual report on Form 10-K for the year ended October 31, 2020.
Operating Activities
Operating cash flow for the year ended October 31, 2021 decreased $22.2 million while cash flow for the year ended October 31, 2020 increased by $4.4 million. The decrease in cash provided by operating activities is primarily due to an increase in working capital partially offset by higher net income year-over-year due to increased demand. The increase in working capital was largely driven by an inventory build and raw material price inflation and an increase in accounts receivable.
Investing Activities
Cash used for investing activities for the year ended October 31, 2021 decreased $6.5 million compared to the year ended October 31, 2020 due to an increase of $4.8 million in proceeds from the disposition of capital assets and a $1.7 million decrease in capital expenditures.
At October 31, 2021, we had firm purchase commitments of approximately $5.2 million for the purchase or construction of capital assets. We plan to fund these capital expenditures through cash from operations or borrowings under our revolving credit facility.
Financing Activities
In the year ended October 31, 2021, cash used for financing activities was $71.9 million and related primarily to net debt repayments of $65.7 million, share repurchases of $11.2 million and payment of dividends of $10.8 million, partially offset by $16.3 million of proceeds from the exercise of stock options. In the year ended October 31, 2020, cash used for financing activities was $55.1 million and related primarily to net debt repayments of $40.5 million, payment of dividends of $10.5 million, and share repurchases of $7.2 million.
Liquidity Requirements
Our strategy for deploying cash is to invest in organic growth opportunities, develop our infrastructure, and explore strategic acquisitions. Other uses of cash include paying cash dividends to our shareholders and repurchasing our own stock. We maintain cash balances in foreign countries which totaled $10.6 million and $16.8 million as of October 31, 2021 and 2020. During the years ended October 31, 2021 and 2020, we repatriated $28.4 million and $31.9 million, respectively, of foreign earnings from our international divisions.
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
Senior Credit Facility
We maintain our $325.0 million Credit Facility, which contains a revolving credit facility, with Wells Fargo Bank, National Association, as Agent, Swingline Lender and Issuing Lender, and Bank of America, N.A. serving as Syndication Agent. The Credit Facility has a five-year term, maturing on October 18, 2023, and requires interest payments calculated, at our election and depending upon our Consolidated Leverage Ratio, at either a Base Rate plus an applicable margin or the LIBOR Rate plus an applicable margin. At the time of the initial borrowing, the applicable rate was LIBOR + 1.50%. In addition, we are subject to commitment fees for the unused portion of the Credit Facility. The applicable margin and commitment fees range from 0.45% to 2.30%, depending upon the type of loan and consolidated leverage ratio. The Credit Facility contains appropriate provisions to substitute LIBOR with a replacement rate upon transition away from LIBOR. These provisions include a temporary conversion of applicable interest for all borrowings outstanding to be calculated as base rate loans until such time that the replacement rate is agreed upon.
The Credit Facility provides for revolving credit commitments for a minimum principal amount of $10.0 million, up to an aggregate amount of $150.0 million, subject to the lender's discretion to elect or decline the incremental increase. We can also borrow up to the lesser of $15.0 million or the revolving credit commitment, as defined, under a Swingline feature of the Credit Facility.

The Credit Facility contains a: (1) Consolidated Interest Coverage Ratio requirement whereby we must not permit the Consolidated Interest Coverage Ratio, as defined, to be less than 2.25 to 1.00, and (2) Consolidated Leverage Ratio requirement, whereby we must not permit the Consolidated Leverage Ratio, as defined, to be greater than 3.25 to 1.00.
In addition to maintaining these financial covenants, the Credit Facility also limits our ability to enter into certain business transactions, such as to incur indebtedness or liens, to acquire businesses or dispose of material assets, make restricted payments, pay dividends (limited to $20.0 million per year) and to conduct other transactions as further defined in the Credit Facility. Some of these limitations, however, do not take effect so long as total leverage is less than or equal to 2.75 to 1.00 and available liquidity exceeds $25.0 million. Substantially all of our domestic assets, with the exception of real property, are pledged as collateral for the Credit Facility.
Issuer Purchases of Equity Securities
On August 30, 2018, our Board of Directors approved a stock repurchase program that authorized the repurchase of up to $60.0 million worth of shares of our common stock. Repurchases under the program were made in open market transactions or privately negotiated transactions, subject to market conditions, applicable legal requirements and other relevant factors. During the years ended October 31, 2021, 2020 and 2019, we purchased 478,311, 450,000 and 583,398 shares, respectively, at a cost of $11.2 million, $7.2 million and $9.6 million, respectively, under this program. As of October 31, 2021, this share repurchase authorization was exhausted and the program is now complete.
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
Impairment or Disposal of Long-Lived Assets
Property, Plant and Equipment and Intangible Assets with Defined Lives
We make judgments and estimates in conjunction with the carrying value of our long-term assets, including property, plant and equipment, and identifiable intangibles. These judgments may include the basis for capitalization, depreciation and amortization methods and the useful lives of the underlying assets. In accordance with U.S. GAAP, we review the carrying values of these assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We determine that the carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value exceeds the sum of the undiscounted cash flows and after considering alternate uses for the asset, an impairment charge would be recorded in the period in which such review is performed. We measure the impairment loss as the amount by which the carrying amount of the long-lived asset exceeds its fair value. Fair value is determined by reference to quoted market prices in active markets, if available, or by calculating the discounted cash flows associated with the use and eventual disposition of the asset. Therefore, if there are indicators of impairment, we are required to make long-term forecasts of our future revenues and costs related to the assets subject to review. Forecasts require assumptions about demand for our products and future market conditions. Although there may be no indicators of impairment in the current period, unanticipated changes to assumptions or circumstances in future periods could result in an impairment charge in the period of the change. No impairment charges were incurred with regard to our property, plant and equipment for the years ended October 31, 2021, 2020 and 2019.
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
At our annual testing date, August 31, 2021, we had five reporting units with goodwill balances: two reporting units included in our NA Fenestration operating segment, two reporting units included in our EU Fenestration operating segment, and one reporting unit included in our NA Cabinet Components operating segment. We performed a qualitative assessment of the two reporting units in the NA Fenestration segment and one of the two reporting units in the EU Fenestration segment. This review included an analysis of historical goodwill test results, operating results relative to forecast, projected results over the next five years, and other measures and concluded that there were no indicators of potential impairment associated with these reporting units. Therefore, no additional testing was deemed necessary for the reporting units in the NA Fenestration segment and the EU Fenestration segment that were assessed qualitatively. We also updated the quantitative assessments for the reportable unit in the NA Cabinet Components segment and the second reportable unit in the EU Fenestration segment. We determined the fair value of these reportable units exceeded the carrying value by 17.6% and 113.6%, respectively, and concluded that no impairment was necessary.

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
Annually, we evaluate our tax positions to determine if there have been any changes in uncertain tax positions or if there has been a lapse in the statute of limitations with regard to such positions. Our liability for uncertain tax positions at October 31, 2021 and 2020 totaled $1.4 million and $0.5 million, respectively, and related to certain federal and state tax items regarding the interpretation of tax laws and regulations.
We believe we will have sufficient taxable income in the future to fully utilize our deferred tax assets recorded as of October 31, 2021, net of our valuation allowance. There is a risk that our estimates related to the future use of loss carry forwards and our ability to realize our deferred tax assets may not come to fruition, and that the results could materially impact our financial position and results of operations. Our total gross deferred tax assets at October 31, 2021 and 2020 totaled $13.8 million and $14.3 million, respectively, against which we had recorded a valuation allowance of $1.2 million and $1.5 million, respectively.
Inventory
We record inventory at the lower of cost or net realizable value. Inventories are valued using the first-in first-out (FIFO) method. Fixed costs related to excess manufacturing capacity have been expensed in the period, and therefore, are not capitalized into inventory. Inventory quantities are regularly reviewed and provisions for excess or obsolete inventory are recorded primarily based on our forecast of future demand and market conditions. Significant unanticipated changes to our forecasts or changes in the net realizable value of our inventory would require a change in the provision for excess or obsolete inventory. For the years ended October 31, 2021, 2020 and 2019, our inventory reserves are approximately 3%, 10%, and 5% of gross inventory, respectively.
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
As of October 31, 2021, our projected benefit obligation (PBO) and accumulated benefit obligation (ABO) each exceeded the fair value of the plan assets by $4.7 million. As a comparison, our PBO and ABO exceeded the fair value of plan assets by $10.7 million as of October 31, 2020. During fiscal 2021, we contributed $0.5 million to the pension plan to meet minimum contribution requirements. Expected contributions are dependent on many variables, including the variability of the market value of the assets as compared to the obligation and other market or regulatory conditions. In addition, we take into consideration our business investment opportunities and our cash requirements. Accordingly, actual funding may differ greatly from current estimates.
Under U.S. GAAP, we are not required to immediately recognize the effects of a deviation between actual and assumed experience under our pension plan, or to revise our estimate as a result. This approach allows the favorable and unfavorable effects that fall within an acceptable range to be netted and disclosed as an unrecognized gain or loss. As of October 31, 2021 and 2020, a net actuarial loss of $4.5 million and $9.9 million, respectively, was included in our accumulated other comprehensive (loss) income. There were no net prior service costs or transition obligations for the years ended October 31, 2021 and 2020. The effect on fiscal years after 2021 will depend on the actual experience of the plans.
Mortality assumptions used to determine the obligations for our pension plans are based on the Pri-2012 base mortality table with MP-2020 mortality improvement scale.
Contractual Obligations and Commercial Commitments
Our contractual obligations and commercial commitments include unconditional purchase obligations which consist of commitments to buy miscellaneous parts, inventory, and expenditures related to capital projects in progress. In addition, during fiscal 2022, we do not expect to need to contribute to our pension plan to meet our minimum contribution requirements. Pension contributions beyond 2022 cannot be determined since the amount of any contribution is heavily dependent on the future economic environment and investment returns on pension plan assets. Obligations are based on current and projected obligations of the plans, performance of the plan assets, if applicable, and the timing and amount of funding contributions. At October 31, 2021, we have recorded a long-term liability for deferred pension benefits totaling $4.7 million. We believe the effect of the plans on liquidity is not significant to our overall financial condition.
Our supplemental benefit plan and deferred compensation plan liabilities fluctuate based on changes in the market value of certain equity securities, including our common stock. As of October 31, 2021, our liability under the supplemental benefit plan and the deferred compensation plan was approximately $2.9 million and $3.4 million, respectively.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as such term is defined in the rules promulgated by the SEC, that we believe would be material to investors and for which it is reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Effects of Inflation
We have experienced the impact of inflation on our cost of raw materials, labor, freight and overhead, particularly during the year ended October 31, 2021.  Although we use contractual price indexing along with periodic base price increases to minimize the effect of inflation on our results, we have not been able to fully recover all of the inflationary cost increases.  We cannot provide assurance, however, that our results of operations and financial position will not be materially impacted by inflation in the future.
Recent Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326). This ASU sets forth a “current expected credit loss” model, which requires the measurement of all expected credit losses for financial instruments or other assets (e.g., trade receivables), held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. We adopted this amendment on November 1, 2020, with no material impact on our condensed consolidated financial statements as pre-existing processes for estimating credit losses for trade receivables aligned with the expected credit loss model.

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
Interest Rate Risk
Our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Based upon the balances of the variable rate debt at October 31, 2021, a hypothetical 1.0% increase or decrease in interest rates could result in approximately $0.4 million of additional pre-tax charges or credit to our operating results. This sensitivity pertains primarily to our outstanding revolving credit facility borrowings outstanding under the Credit Facility as of October 31, 2021.
Foreign Currency Rate Risk
Our international operations have exposure to foreign currency rate risks, primarily due to fluctuations in the Euro, the British Pound Sterling and the Canadian Dollar. From time to time, we enter into foreign exchange contracts associated with our operations to manage a portion of the foreign currency rate risk. There were no derivatives outstanding as of October 31, 2021 or 2020. These foreign currency derivative contracts hedge cross-border intercompany and commercial activity for our insulating glass spacer business. Although these derivatives hedge our exposure to fluctuations in foreign currency rates, we do not apply hedge accounting and therefore, the change in the fair value of these foreign currency derivatives is recorded directly to other, net in the accompanying consolidated statements of income (loss). To the extent the gain or loss on the derivative instrument offsets the gain or loss from the remeasurement of the underlying foreign currency balance, changes in exchange rates should have no effect.
On June 23, 2016, citizens of the U.K. voted to exit the European Union (E.U.) (referred to as Brexit). Since the 2016 Brexit vote, we have been impacted by foreign currency fluctuations of the British Pound Sterling and delays within the supply chain for the procurement of raw materials. These have caused fluctuations in foreign currency translation impacts, as well as raw material cost increases from upstream suppliers located outside of the U.K.
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

Item 8. Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS

Quanex Building Products Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Quanex Building Products Corporation

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Quanex Building Products Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of October 31, 2021 and 2020, the related consolidated statements of income (loss), comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of October 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated December 17, 2021 expressed an unqualified opinion.

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
Critical audit matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Quantitative goodwill impairment assessment of the reporting unit included in the North American Cabinet Components operating segment

As described in Note 1 to the financial statements, the Company performs its annual goodwill impairment test as of August 31. The Company performed a quantitative assessment of the reporting unit included in the North American Cabinet Components operating segment primarily due to the recent impairment of goodwill during the second and fourth quarters of 2019 and the history of a narrow margin of fair value over carrying value in the quantitative assessments performed in prior years. We identified the estimation of the fair value of this reporting unit as a critical audit matter.

The principal considerations for our determination that the estimation of the fair value of this reporting unit is a critical audit matter relates to the income approach which is one method management uses to estimate the fair value of the reporting unit. Auditing the fair value of the reporting unit involved a high degree of auditor judgment, subjectivity and audit effort in evaluating management’s significant assumptions, including future cash flows related to the reporting unit and the weighted average cost of capital (WACC). In addition, the audit effort involved the use of valuation specialists to assist in performing these procedures and evaluating the audit evidence obtained.

Our audit procedures related to the estimation of the fair value of this reporting unit included the following, among others.

•We tested the effectiveness of controls over goodwill impairment including those over the determination of fair value, including controls relating to management’s development of forecasts of future revenues, earnings, cash flows and WACC.

•We evaluated management’s ability to accurately forecast revenues, earnings and cash flows by comparing actual results to management’s historical forecasts.
•We evaluated the reasonableness of management’s forecasts of revenues, earnings and cash flows by comparing the forecasts to historical revenues, earnings and cash flows, current budgets, our understanding of the current business strategy, communications to the Board of Directors, press releases and industry reports.
•We utilized our valuation specialists to evaluate the reasonableness of the WACC used by management, including the testing of underlying source information and developing a range of independent estimates and comparing those to the rate selected by management.

/s/ GRANT THORNTON LLP

We have served as the Company's auditor since 2014.

Houston, Texas
December 17, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Quanex Building Products Corporation
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Quanex Building Products Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of October 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended October 31, 2021, and our report dated December 17, 2021 expressed an unqualified opinion on those financial statements.

Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
December 17, 2021

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2021 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on this assessment, management has concluded that, as of October 31, 2021, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles based on such criteria.
Grant Thornton LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED BALANCE SHEETS
As of October 31, 2021 and 2020

	October 31,
	2021	2020
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$40,061	$51,621
Accounts receivable, net of allowance for credit losses of $340 and $161	108,309	88,287
Inventories, net	92,529	61,181
Prepaid and other current assets	8,148	6,217
Total current assets	249,047	207,306
Property, plant and equipment, net of accumulated depreciation of $336,493 and $340,144	178,630	184,104
Operating lease right-of-use assets	52,708	51,824
Goodwill	149,205	146,154
Intangible assets, net	82,410	93,068
Other assets	5,323	9,129
Total assets	$717,323	$691,585
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$86,765	$77,335
Accrued liabilities	56,156	38,289
Income taxes payable	6,038	6,465
Current maturities of long-term debt	846	692
Current operating lease liabilities	8,196	7,459
Total current liabilities	158,001	130,240
Long-term debt	52,094	116,728
Noncurrent operating lease liabilities	45,367	44,873
Deferred pension and postretirement benefits	4,737	10,923
Deferred income taxes	21,965	19,116
Liability for uncertain tax positions	1,388	522
Other liabilities	13,989	13,424
Total liabilities	297,541	335,826
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, shares authorized 1,000,000 issued and outstanding - none	—	—
Common stock, $0.01 par value, shares authorized 125,000,000 issued 37,273,510 and 37,296,166 respectively; outstanding 33,274,785 and 32,804,737, respectively	373	373
Additional paid-in-capital	254,162	253,458
Retained earnings	259,718	213,517
Accumulated other comprehensive loss	(21,770)	(33,024)
Less: Treasury stock at cost, 3,998,725 and 4,491,429 shares, respectively	(72,701)	(78,565)
Total stockholders’ equity	419,782	355,759
Total liabilities and stockholders' equity	$717,323	$691,585
See notes to consolidated financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
For the Years Ended October 31, 2021, 2020 and 2019

	Year Ended October 31,
	2021	2020	2019
	(In thousands, except per share amounts)
Net sales	$1,072,149	$851,573	$893,841
Cost and expenses:
Cost of sales (excluding depreciation and amortization)	831,541	658,750	694,420
Selling, general and administrative	115,967	89,707	101,292
Restructuring charges	39	622	370
Depreciation and amortization	42,732	47,229	49,586
Asset impairment charges	—	—	74,600
Operating income (loss)	81,870	55,265	(26,427)
Non-operating income (expense):
Interest expense	(2,530)	(5,245)	(9,643)
Other, net	754	280	116
Income (loss) before income taxes	80,094	50,300	(35,954)
Income tax expense	(23,114)	(11,804)	(10,776)
Net income (loss)	$56,980	$38,496	$(46,730)

Basic earnings (loss) per common share	$1.72	$1.18	$(1.42)

Diluted earnings (loss) per common share	$1.70	$1.17	$(1.42)

Weighted-average common shares outstanding:
Basic	33,193	32,689	32,960
Diluted	33,495	32,821	32,960

Cash dividends per share	$0.32	$0.32	$0.32

See notes to consolidated financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended October 31, 2021, 2020 and 2019

	Year Ended October 31,
	2021	2020	2019
	(In thousands)
Net income (loss)	$56,980	$38,496	$(46,730)
Other comprehensive income (loss):
Foreign currency translation adjustments gain	7,152	1,078	1,864
Change in pension from net unamortized gain (loss) (pretax)	5,477	(376)	(6,572)
Change in pension from net unamortized gain (loss) tax (expense) benefit	(1,375)	91	1,596
Total other comprehensive income (loss), net of tax	11,254	793	(3,112)
Comprehensive income (loss)	$68,234	$39,289	$(49,842)

See notes to consolidated financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Years Ended October 31, 2021, 2020 and 2019

	Common Stock				Accumulated	Treasury Stock		Total
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Shares	Amount	Stockholders’ Equity
	(In thousands, except share amounts)
Balance at October 31, 2018	37,433,817	$374	$254,678	$243,904	$(30,705)	(4,094,785)	$(73,029)	$395,222
Net loss	—	—	—	(46,730)	—	—	—	(46,730)
Foreign currency translation adjustments	—	—	—	—	1,864	—	—	1,864
Change in pension from net unamortized loss (net of tax benefit of $1,596)	—	—	—	—	(4,976)	—	—	(4,976)
Common dividends ($0.32 per share)	—	—	—	(10,644)	—	—	—	(10,644)
Treasury shares purchased, at cost	—	—	—	—	—	(583,398)	(9,551)	(9,551)
Expense related to stock-based compensation	—	—	2,045	—	—	—	—	2,045
Stock options exercised	—	1	—	(322)	—	204,770	3,609	3,288
Restricted stock awards granted	—	—	(1,720)	(505)	—	124,800	2,225	—
Other	(63,415)	(1)	(330)	—	—	—	—	(331)
Balance at October 31, 2019	37,370,402	$374	$254,673	$185,703	$(33,817)	(4,348,613)	$(76,746)	$330,187
Net income	—	—	—	38,496	—	—	—	38,496
Foreign currency translation adjustments	—	—	—	—	1,078	—	—	1,078
Change in pension from net unamortized loss (net of tax of benefit of $91)	—	—	—	—	(285)	—	—	(285)
Common dividends ($0.32 per share)	—	—	—	(10,534)	—	—	—	(10,534)
Expense related to stock-based compensation	—	—	879	—	—	—		879
Treasury shares purchased, at cost	—	—	—	—	—	(450,000)	(7,233)	(7,233)
Stock options exercised	—	—	66	(242)	—	215,733	3,801	3,625
Restricted stock awards granted	—	—	(1,212)	94	—	63,400	1,118	—
Performance share awards vested	—	—	(495)	—	—	28,051	495	—
Other	(74,236)	(1)	(453)	—	—	—	—	(454)
Balance at October 31, 2020	37,296,166	$373	$253,458	$213,517	$(33,024)	(4,491,429)	$(78,565)	$355,759
Net income	—	—	—	56,980	—	—	—	56,980
Foreign currency translation adjustments	—	—	—	—	7,152	—	—	7,152
Change in pension from net unamortized loss (net of tax expense of $1,375)	—	—	—	—	4,102	—	—	4,102
Common dividends ($0.32 per share)	—	—	—	(10,779)	—	—	—	(10,779)
Treasury shares purchased, at cost	—	—	—	—	—	(478,311)	(11,182)	(11,182)
Expense related to stock-based compensation	—	—	1,970	—	—	—		1,970
Stock options exercised	—	—	1,073	—	—	865,393	15,199	16,272
Restricted stock awards granted	—	—	(1,282)	—	—	73,300	1,282	—
Performance share awards vested	—	—	(565)	—	—	32,322	565	—
Other	(22,656)	—	(492)	—	—	—	—	(492)
Balance at October 31, 2021	37,273,510	$373	$254,162	$259,718	$(21,770)	(3,998,725)	$(72,701)	$419,782
See notes to consolidated financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
For the Years Ended October 31, 2021, 2020 and 2019

	Year Ended October 31,
	2021	2020	2019
	(In thousands)
Operating activities:
Net income (loss)	$56,980	$38,496	$(46,730)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	42,732	47,229	49,586
Loss on disposition of capital assets	3,039	—	732
Stock-based compensation	1,970	879	2,045
Deferred income tax	1,785	(189)	3,260
Asset impairment charges	—	—	74,600
Other, net	2,126	1,689	2,176
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(19,017)	(5,766)	574
(Increase) decrease in inventory	(31,382)	6,119	3,797
(Increase) decrease in other current assets	(1,817)	2,896	(2,014)
Increase in accounts payable	7,097	15,922	8,124
Increase (decrease) in accrued liabilities	16,212	(3,156)	(6,760)
(Decrease) increase in income taxes payable	(378)	237	3,416
(Decrease) increase in deferred pension and postretirement benefits	(708)	(2,775)	2,531
Increase (decrease) in other long-term liabilities	477	(236)	513
Other, net	(528)	(549)	522
Cash provided by operating activities	78,588	100,796	96,372
Investing activities:
Capital expenditures	(24,008)	(25,726)	(24,883)
Proceeds from disposition of capital assets	5,300	502	1,324
Cash used for investing activities	(18,708)	(25,224)	(23,559)
Financing activities:
Borrowings under credit facility	—	114,500	83,500
Repayments of credit facility borrowings	(65,000)	(154,000)	(136,000)
Repayments of other long-term debt	(680)	(1,027)	(1,526)
Common stock dividends paid	(10,779)	(10,534)	(10,644)
Issuance of common stock	16,272	3,626	3,287
Payroll tax paid to settle shares forfeited upon vesting of stock	(492)	(454)	(330)
Purchase of treasury stock	(11,182)	(7,233)	(9,551)
Cash used for financing activities	(71,861)	(55,122)	(71,264)
Effect of exchange rate changes on cash and cash equivalents	421	303	316
(Decrease) increase in cash and cash equivalents	(11,560)	20,753	1,865
Cash and cash equivalents at beginning of period	51,621	30,868	29,003
Cash and cash equivalents at end of period	$40,061	$51,621	$30,868
See notes to consolidated financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations, Basis of Presentation and Significant Accounting Policies
Nature of Operations
Quanex Building Products Corporation is a component supplier to original equipment manufacturers (OEMs) in the building products industry. These components can be categorized as window and door (fenestration) components and kitchen and bath cabinet components. Examples of fenestration components include: (1) energy-efficient flexible insulating glass spacers, (2) extruded vinyl profiles, (3) window and door screens, and (4) precision-formed metal and wood products. We also manufacture cabinet doors and other components for OEMs in the kitchen and bathroom cabinet industry. In addition, we provide certain other non-fenestration components and products, which include solar panel sealants, trim moldings, vinyl decking, fencing, water retention barriers, and conservatory roof components. We have organized our business into three reportable business segments: (1) North American Fenestration (NA Fenestration), (2) European Fenestration (EU Fenestration) and (3) North American Cabinet Components (NA Cabinet Components). For additional discussion of our reportable business segments, see Note 16, “Segment Information.” We use low-cost production processes and engineering expertise to provide our customers with specialized products for their specific window, door, and cabinet applications. We believe these capabilities provide us with unique competitive advantages. We serve a primary customer base in North America and the United Kingdom (U.K.), and also serve customers in international markets through our operating plants in the U.K. and Germany, as well as through sales and marketing efforts in other countries.
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
The following table summarizes our product sales for the three years ended October 31, 2021, 2020, and 2019 into groupings by segment which we believe depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors. For further details regarding our results by segment, refer to Note 16, “Segment Information.”

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended October 31,
	2021	2020	2019
	(in thousands)
NA Fenestration:
United States - fenestration	$507,634	$427,616	$439,536
International - fenestration	34,610	28,585	31,106
United States - non-fenestration	24,534	19,279	17,061
International - non-fenestration	11,554	7,935	16,134
	$578,332	$483,415	$503,837
EU Fenestration:
International - fenestration	$199,511	$134,432	$139,638
International - non-fenestration	52,088	26,622	25,359
	$251,599	$161,054	$164,997
NA Cabinet Components:
United States - fenestration	$13,326	$11,842	$13,144
United States - non-fenestration	230,559	196,479	214,211
International - non-fenestration	2,190	1,778	2,289
	$246,075	$210,099	$229,644
Unallocated Corporate & Other:
Eliminations	$(3,857)	$(2,995)	$(4,637)
	$(3,857)	$(2,995)	$(4,637)
Net sales	$1,072,149	$851,573	$893,841
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
Concentration of Credit Risk and Allowance for Credit Losses
Certain of our businesses or product lines are largely dependent on a relatively few large customers. Although we believe we have an extensive customer base, the loss of one of these large customers or if such customers were to incur a prolonged period of decline in business, our financial condition and results of operations could be adversely affected. For the year ended October 31, 2021, no customers provided more than 10% of our consolidated net sales. For the year ended October 31, 2020, one customer provided more than 10% of our consolidated net sales.
We have established an allowance for credit losses to estimate the risk of loss associated with our accounts receivable balances. Our policy for determining the allowance is based on factors that affect collectability, including: (a) historical trends of write-offs, recoveries and credit losses; (b) the credit quality of our customers; and (c) projected economic and market conditions. We believe our allowance is adequate to absorb any known or probable losses as of October 31, 2021. Different assumptions or changes in economic circumstances could result in changes to the allowance.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
We monitor relevant circumstances, including industry trends, general economic conditions, and the potential impact that such circumstances might have on the valuation of our identifiable intangible assets with finite lives. Events and changes in circumstance that may cause a triggering event and necessitate such a review include, but are not limited to: a decrease in sales for certain customers, improvements or changes in technology, and/or a decision to discontinue the use of a trademark or trade name, or to allow a patent to lapse. Such events could negatively impact the fair value of our identifiable intangible assets. In such circumstances, we may evaluate the underlying assumptions and estimates made by us in order to assess the appropriate valuation of these identifiable intangible assets and compare to the carrying value of the assets. We may be required to write down these identifiable intangible assets and record a non-cash impairment charge. When we originally value our intangible assets, we use a variety of techniques to establish the carrying value of the assets, including the relief from royalty method, excess current year earnings method and income method.
Changes in market conditions throughout 2019 impacted our long-term forecasts of future operating results with regard to the reduction of significant sales volume to a large customer of our United States (U.S.) vinyl operations, and lower-than-expected operating performance of our NA Cabinet Components business. The World Health Organization's (WHO), declaration of COVID-19 as a global pandemic also created significant changes in market conditions throughout 2020 that have continued into 2021. We determined that these conditions were indicators of a triggering event in 2019 and 2020 which necessitated an evaluation of certain long-term assets used in these businesses for potential impairment. We compared the projected undiscounted cash flows we expected to realize associated with these assets over the remaining useful lives of the

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

primary operating assets to the net book value of the long-term assets, including goodwill, and determined that these assets were not impaired. There were no corresponding indicators of a triggering event in 2021. Therefore, we did not record an impairment charge related to property, plant and equipment or intangible assets with defined lives during the years ended October 31, 2021, 2020 and 2019.
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
The estimated useful lives of our primary asset categories at October 31, 2021 were as follows:

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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

At our annual testing date, August 31, 2021, we had five reporting units with goodwill balances: two reporting units included in our NA Fenestration operating segment, two reporting units included in our EU Fenestration operating segment, and one reporting unit included in our NA Cabinet Components operating segment. We performed a qualitative assessment of the two reporting units in the NA Fenestration segment and one of the reporting units in the EU Fenestration segment. This review included an analysis of historical goodwill test results, operating results relative to forecast, projected results over the next five years, and other measures and concluded that there were no indicators of potential impairment associated with these reporting units. Therefore, no additional testing was deemed necessary for these three reporting units. Also, at our annual testing date, we performed a quantitative assessment of the reporting unit in our NA Cabinet Components segment primarily due to the recent impairment of goodwill during the second and fourth quarters of 2019 and the history of a narrow margin of fair value above carrying value in quantitative assessments performed in prior years. We also elected to update the quantitative assessment of the other reportable unit in the EU Fenestration operating segment. We determined that the fair value of these reporting units exceeded their carrying values by approximately 17.6% and 113.6%, respectively. We concluded that no impairment was necessary.
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
We evaluate our ongoing tax positions to determine if it is more-likely-than-not we will be successful in defending such positions if challenged by taxing authorities. To the extent that our tax positions do not meet the more-likely-than-not criteria, we record a liability for uncertain tax positions. We have recorded a liability for uncertain tax positions which stem from certain federal and state tax items related to the interpretation of tax laws and regulations. We continue to evaluate our positions regarding various state tax interpretations at each reporting date, until the applicable statute of limitations lapse.
Final regulations were published by the Internal Revenue Service regarding Uniform Capitalization (UNICAP) that became effective during fiscal 2020. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law. In addition, the Consolidated Appropriations Act, 2021 (CAA) was signed into law on December 27, 2020 and the American Rescue Plan Act of 2021 (American Rescue Plan) was signed into law on March 11, 2021. We evaluated the UNICAP regulations, the CARES Act, the CAA and the American Rescue Plan and determined that there were no material impacts on our condensed consolidated financial statements.
Derivative Instruments
We have historically used financial and commodity-based derivative contracts to manage our exposure to fluctuations in foreign currency exchange rates and aluminum prices. All derivatives are measured at fair value on a recurring basis. We have not designated the derivative instruments we use as cash flow hedges under ASC Topic 815 “Derivatives and Hedging” (ASC 815). Therefore, all gains and losses, both realized and unrealized, are recognized in the consolidated statements of income (loss) in the period of the change as the underlying assets and liabilities are marked-to-market. We do not enter into derivative instruments for speculative or trading purposes. As such, these instruments are considered economic hedges, and are reflected in the operating activities section of the consolidated statements of cash flow.

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
We have granted other awards which are linked to the performance of our common stock, but will settle in cash rather than the issuance of shares of our common stock. The value of these awards fluctuates with changes in our stock price, with the resulting gains or losses reflected in the period of the change. We have recorded current and non-current liabilities related to these awards reflected in the accompanying consolidated balance sheets at October 31, 2021 and 2020. See Note 13, “Stock-based Compensation.”
In addition, we have granted performance share awards which use return on net assets as the vesting condition and the awards settle in cash. We use a Monte Carlo simulation model to value the market condition and our stock price on the date of grant to value the internal performance condition and recognize expense ratably over the vesting period of three years. We estimate that the performance measures will be met and shares will vest at target until the year of settlement (third year of cliff vesting). As of October 31, 2021, we have deemed 183,000 performance share awards related to the December 2018 grants as probable to vest.
We have also granted performance restricted stock units which settle in shares upon vesting. These awards cliff vest upon a three-year service period with the absolute performance of our common stock as the vesting criteria. The number of performance restricted stock units earned is variable depending on the metric achieved, and the settlement method is 100% in our common stock, with accrued dividends paid in cash at the time of vesting, assuming the shares had been outstanding throughout the performance period. To value the performance restricted stock units, we use a Monte Carlo simulation model to

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

arrive at a grant-date fair value. This amount will be adjusted for forfeitures and expensed over the three-year term of the award with a credit to additional paid-in-capital. Similar to performance shares, the performance restricted stock units are not considered outstanding shares, do not have voting rights, and are excluded from diluted weighted-average shares used to calculate earnings per share until the performance criteria is probable to result in the issuance of contingent shares. As of October 31, 2021, we have deemed 87,919 shares related to the December 2018 grants of performance restricted stock units as probable to vest.
Treasury Stock
We use the cost method to record treasury stock purchases whereby the entire cost of the acquired shares of our common stock is recorded as treasury stock (at cost). When we subsequently reissue these shares, proceeds in excess of cost upon the issuance of treasury shares are credited to additional paid-in-capital, while any deficiency is charged to retained earnings.
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
Supplemental Cash Flow Information
The following table summarizes our supplemental cash flow information for the years ended October 31, 2021, 2020 and 2019 (in thousands):

	Year Ended October 31,
	2021	2020	2019
Cash paid for interest	$1,993	$4,715	$9,020
Cash paid for income taxes	22,160	12,118	5,081
Cash received from income tax refunds	381	352	1,020
Noncash investing and financing activities:
Increase in capitalized expenditures in accounts payable and accrued liabilities	$1,124	$2,370	$2,897
Related Party Transactions
We did not participate in any related party transactions during the years ended October 31, 3021, 2020 and 2019.
Subsequent Events
We have evaluated events occurring after the balance sheet date for possible disclosure as a subsequent event through the date the financial statements were issued.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Accounts Receivable and Allowance for Credit Losses
Accounts receivable consisted of the following as of October 31, 2021 and 2020 (in thousands):

	October 31,
	2021	2020
Trade receivables	$107,725	$88,287
Other	924	161
Total	108,649	88,448
Less: Allowance for credit losses	340	161
Accounts receivable, net	$108,309	$88,287
The changes in our allowance for credit losses were as follows (in thousands):

	Year Ended October 31,
	2021	2020	2019
Beginning balance as of November 1, 2020, 2019 and 2018	$161	$393	$325
Current period provision for expected credit losses	267	262	700
Amounts written off	(88)	(494)	(916)
Recoveries	—	—	284
Balance as of October 31, 2021, 2020 and 2019	$340	$161	$393

3. Inventories
Inventories consisted of the following at October 31, 2021 and 2020 (in thousands):

	October 31,
	2021	2020
Raw materials	$49,867	$33,298
Finished goods and work in process	43,499	32,347
Supplies and other	2,099	2,020
Total	95,465	67,665
Less: Inventory reserves	2,936	6,484
Inventories, net	$92,529	$61,181
The changes in our inventory reserve accounts were as follows (in thousands):

	Year Ended October 31,
	2021	2020	2019
Beginning balance as of November 1, 2020, 2019 and 2018	$6,484	$3,790	$4,375
Charged to cost of sales	(568)	2,713	341
Write-offs	(3,060)	—	(939)
Other	80	(19)	13
Balance as of October 31, 2021, 2020 and 2019	$2,936	$6,484	$3,790

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Property, Plant and Equipment
Property, plant and equipment consisted of the following at October 31, 2021 and 2020 (in thousands):

	October 31,
	2021	2020
Land and land improvements	$10,285	$10,298
Buildings and building improvements	101,740	100,576
Machinery and equipment	386,996	398,950
Construction in progress	16,102	14,424
Property, plant and equipment, gross	515,123	524,248
Less: Accumulated depreciation	336,493	340,144
Property, plant and equipment, net	$178,630	$184,104
Depreciation expense for the years ended October 31, 2021, 2020, and 2019 was $28.8 million, $31.8 million and $34.3 million, respectively.
If there are indicators of potential impairment, we evaluate our property, plant and equipment for recoverability over the remaining useful lives of the assets. We did not incur impairment losses associated with these assets for the years ended October 31, 2021, 2020, and 2019. See further discussion at Note 1, “Nature of Operations, Basis of Presentation and Significant Accounting Policies - Long-Lived Assets - Property, Plant and Equipment and Intangible Assets with Defined Lives.”
5. Leases
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
The ROU asset is measured at the initial amount of the lease liability (calculated as the present value of lease payments over the term of the lease) adjusted for lease payments made at or before the lease commencement date and initial direct costs. For operating leases, ROU assets are reduced over the lease term by the recognized straight-line lease expense less the amount of accretion of the lease liability determined using the effective interest method. For finance leases, ROU assets are amortized on a straight-line basis over the shorter of the useful life of the leased asset or the lease term. Interest expense on each finance lease liability is recognized utilizing the effective interest method. ROU assets are tested for impairment in the same manner as long-lived assets and we determined there have been no triggering events for impairment. Additionally, we monitor for events or changes in circumstances that may require a reassessment of one of our leases and determine if a remeasurement is required.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The table below presents the lease-related assets and liabilities recorded on the balance sheet at October 31, 2021 and 2020 (in thousands):

		October 31,
Leases	Classification	2021	2020
Assets
Operating lease assets	Operating lease right-of-use assets	$52,708	$51,824
Finance lease assets	Property, plant and equipment (less accumulated depreciation of $2,300 and $1,089)	16,921	15,609
Total lease assets		$69,629	$67,433

Liabilities
Current
Operating	Current operating lease liabilities	$8,196	$7,459
Finance	Current maturities of long-term debt	1,114	962
Noncurrent
Operating	Noncurrent operating lease liabilities	45,367	44,873
Finance	Long-term debt	14,335	14,236
Total lease liabilities		$69,012	$67,530
The table below presents the components of lease costs for the year ended October 31, 2021 and 2020 (in thousands):

	Year Ended October 31,
	2021	2020
Operating lease cost	$10,125	$8,866
Finance lease cost
Amortization of leased assets	1,165	1,181
Interest on lease liabilities	561	557
Variable lease costs	983	748
Total lease cost	$12,834	$11,352
The table below presents supplemental cash flow information related to leases for the year ended October 31, 2021 and 2020 (in thousands):

	Year Ended October 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Finance leases - financing cash flows	$1,003	$1,092
Finance leases - operating cash flows	$561	$557
Operating leases - operating cash flows	$9,621	$8,681

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$8,737	$19,559
Finance leases	$469	$398

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The table below presents the weighted average remaining lease terms and weighted average discount rates for the Company's leases as of October 31, 2021 and 2020:

	October 31,
	2021	2020
Weighted average remaining lease term (in years)
Operating leases	7.7	7.8
Financing leases	15.1	15.3

Weighted average discount rate
Operating leases	3.23%	3.52%
Financing leases	3.72%	3.62%
The table below presents the maturity of the lease liabilities as of October 31, 2021 (in thousands):

	Operating Leases	Finance Leases
2022	$9,747	$1,638
2023	9,337	1,549
2024	8,594	1,466
2025	7,129	1,402
2026	6,140	1,305
Thereafter	19,340	12,311
Total lease payments	60,287	19,671
Less: present value discount	6,724	4,222
Total lease liabilities	$53,563	$15,449

6. Goodwill and Intangible Assets
Goodwill
The change in the carrying amount of goodwill for the years ended October 31, 2021 and 2020 was as follows (in thousands):

	Year Ended October 31,
	2021	2020
Beginning balance as of November 1, 2021 and 2020	$146,154	$145,563
Foreign currency translation adjustment	3,051	591
Balance as of October 31, 2021 and 2020	$149,205	$146,154
At our annual testing date, August 31, 2021, we had five reporting units with goodwill balances. Two of these units were included in our NA Fenestration segment and had goodwill balances of $35.9 million and $2.8 million, two units were included in our EU Fenestration segment with goodwill balances of $53.8 million and $17.5 million, and our NA Cabinet Components segment had one unit with a goodwill balance of $39.2 million. During the year ended October 31, 2019, we recorded impairment charges of $74.6 million associated with our NA Cabinet Components segment. The details of the impairment charges, as well as the results of our goodwill assessments during the year ended October 31, 2021 are more fully described at Note 1, “Nature of Operations, Basis of Presentation and Significant Accounting Policies - Long-Lived Assets - Goodwill.” For a summary of the change in the carrying amount of goodwill by segment, see Note 16, “Segment Information.”

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Identifiable Intangible Assets
Amortizable intangible assets consisted of the following as of October 31, 2021 and 2020 (in thousands):

	October 31, 2021	October 31, 2021		October 31, 2020
	Remaining Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	9 years	$146,207	$81,086	$154,004	$80,441
Trademarks and trade names	8 years	56,437	39,589	55,745	37,314
Patents and other technology	6 years	22,525	22,084	22,386	21,312
Total		$225,169	$142,759	$232,135	$139,067
We do not estimate a residual value associated with these intangible assets. See additional disclosure at Note 1, "Nature of Operations, Basis of Presentation and Significant Accounting Policies - Restructuring."
During the years ended October 31, 2021 and 2020, we retired fully amortized identifiable intangible assets of $9.9 million and $0.3 million, respectively, related to customer relationships. During the year ended October 31, 2019, we retired fully amortized identifiable intangible assets of $0.3 million related to customer relationships and patents and other technology.
The aggregate amortization expense associated with identifiable intangible assets for the years ended October 31, 2021, 2020, and 2019 was $12.8 million, $14.3 million and $15.3 million, respectively.
Estimated remaining amortization expense, assuming current intangible balances and no new acquisitions, for future fiscal years ending October 31, 2021 is as follows (in thousands):

Estimated Amortization Expense
2022	$12,134
2023	11,376
2024	10,626
2025	9,399
2026	9,329
Thereafter	29,546
Total	$82,410
We did not incur impairment losses related to our identifiable intangible assets during the years ended October 31, 2021, 2020, and 2019.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Accrued Liabilities

Accrued liabilities consisted of the following at October 31, 2021 and 2020 (in thousands):

	October 31,
	2021	2020
Payroll, payroll taxes and employee benefits	$30,039	$16,000
Accrued insurance and workers compensation	6,340	5,108
Sales allowances	8,590	6,297
Deferred compensation (current portion)	395	192
Deferred revenue	627	763
Warranties	77	81
Audit, legal, and other professional fees	1,886	1,562
Accrued taxes	3,258	4,000
Other	4,944	4,286
Accrued liabilities	$56,156	$38,289

8. Debt
Long-term debt consisted of the following at October 31, 2021 and 2020 (in thousands):

	October 31,
	2021	2020
Revolving Credit Facility	$38,000	$103,000
Finance lease obligations and other	15,537	15,321
Unamortized deferred financing fees	(597)	(901)
Total debt	52,940	117,420
Less: Current maturities of long-term debt	846	692
Long-term debt	$52,094	$116,728
Revolving Credit Facility
On October 18, 2018, we entered into a $325.0 million revolving credit facility (the “Credit Facility”), with Wells Fargo Bank, National Association, as Agent, Swingline Lender and Issuing Lender, and Bank of America, N.A. serving as Syndication Agent. The Credit Facility has a five-year term, maturing on October 18, 2023, and requires interest payments calculated, at our election and depending upon our Consolidated Leverage Ratio, at either a Base Rate plus an applicable margin or the LIBOR Rate plus an applicable margin. As of October 31, 2021, the applicable rate was LIBOR + 1.25%. In addition, we are subject to commitment fees for the unused portion of the Credit Facility.
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
The Credit Facility provides for incremental revolving credit commitments for a minimum principal amount of $10.0 million, up to an aggregate amount of $150.0 million, subject to the lender's discretion to elect or decline the incremental

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

increase. We can also borrow up to the lesser of $15.0 million or the revolving credit commitment, as defined, under a Swingline feature of the Credit Agreement.
The Credit Facility contains a: (1) Consolidated Interest Coverage Ratio requirement whereby we must not permit the Consolidated Interest Coverage Ratio, as defined, to be less than 2.25 to 1.00, and (2) Consolidated Leverage Ratio requirement whereby the Consolidated Leverage Ratio, as defined, must be greater than 3.25 to 1.00.
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
Our initial borrowings from the Credit Facility were $205.0 million and along with additional funding of $10.0 million of cash on hand, was used to repay outstanding borrowings under a previous credit agreement of $213.5 million, to settle outstanding interest accrued and loan fees under our prior credit facility, and to pay loan fees associated with the 2018 Credit Agreement which totaled $1.0 million. We expensed $1.1 million of unamortized deferred financing fees associated with the previous credit agreement, while deferring the remaining $0.5 million of unamortized deferred financing fees attributable to the remaining lenders from the previous facility over the life of the Credit Facility.
As of October 31, 2021, we had $38.0 million of borrowings outstanding under the Credit Facility (reduced by unamortized debt issuance costs of $0.6 million), $4.5 million of outstanding letters of credit and $15.5 million outstanding under finance leases. We had $282.5 million available for use under the Credit Facility at October 31, 2021. The borrowings outstanding as of October 31, 2021 under the Credit Facility accrue interest at 1.34% per annum, and our weighted average borrowing rate for borrowings outstanding during the years ended October 31, 2021 and 2020 was 1.42% and 2.45%, respectively. We were in compliance with our debt covenants as of October 31, 2021.
We maintain certain finance lease obligations related to equipment purchases, vehicles, and warehouse space. Refer to Note 5 “Leases” for further information regarding our finance leases.
The table below presents the scheduled maturity dates of our long-term debt outstanding (excluding deferred financing fees of $0.6 million) at October 31, 2021 (in thousands):

	Revolving Credit Facility	Finance Leases and Other Obligations	Aggregate Maturities
2022	$—	$1,671	$1,671
2023	38,000	1,582	39,582
2024	—	1,489	1,489
2025	—	1,402	1,402
2026	—	1,305	1,305
Thereafter	—	12,310	12,310
Total debt payments	38,000	19,759	57,759
Less: present value discount of finance leases	—	(4,222)	(4,222)
Total	$38,000	$15,537	$53,537
9. Retirement Plans
We have a number of retirement plans covering substantially all employees. We provide both defined benefit and defined contribution plans. In general, an employee’s coverage for retirement benefits depends on the location of employment.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Defined Benefit Plan
Our non-contributory, single employer defined benefit pension plan covers certain of our employees in the U.S. On January 1, 2020 we enacted changes to our pension plan whereby the benefits for all participants were frozen and thereafter those participants will receive increased benefits in the Company sponsored defined contribution plan in lieu of participation in a defined benefit plan. Every year, the participants will receive an interest related credit on their respective balance equivalent to the prevailing 30-year Treasury rate. The majority our pension plan participants have their benefit determined pursuant to the cash balance formula. For the remaining participants, the benefit formula is a traditional formula for retirement benefits, whereby the plan pays benefits to employees upon retirement, using a formula which considers years of service and pensionable compensation prior to retirement.
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

	October 31,
Change in Benefit Obligation:	2021	2020
Beginning balance as of November 1, 2020 and 2019	$44,825	$44,323
Service cost	850	1,262
Interest cost	756	1,139
Actuarial loss	(849)	2,823
Benefits paid	(359)	(712)
Administrative expenses	(732)	(785)
Curtailments	—	(1,141)
Settlements	(2,112)	(2,084)
Projected benefit obligation at October 31, 2021 and 2020	$42,379	$44,825
Change in Plan Assets:
Beginning balance as of November 1, 2020 and 2019	$34,120	$31,212
Actual return on plan assets	6,225	2,789
Employer contributions	500	3,700
Benefits paid	(359)	(712)
Administrative expenses	(732)	(785)
Settlements	(2,112)	(2,084)
Fair value of plan assets at October 31, 2021 and 2020	$37,642	$34,120
Noncurrent liability - Funded Status	$(4,737)	$(10,705)
As of October 31, 2021 and 2020, included in our accumulated comprehensive loss was a net actuarial loss of $4.5 million and $9.9 million, respectively. There were no net prior service costs or transition obligations for the years ended October 31, 2021 and 2020.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of October 31, 2021 and 2020, the accumulated benefit obligation was $42.4 million and $44.8 million, respectively. The accumulated benefit obligation is the present value of pension benefits (whether vested or unvested) attributed to employee service rendered before the measurement date, and based on employee service and compensation prior to that date. The accumulated benefit obligation differs from the projected benefit obligation in that it includes no assumption about future compensation levels.
The net periodic benefit cost for the years ended October 31, 2021, 2020 and 2019, was as follows (in thousands):

	Year Ended October 31,
	2021	2020	2019
Service cost	$850	$1,262	$3,629
Interest cost	756	1,139	1,456
Expected return on plan assets	(1,960)	(2,006)	(1,977)
Amortization of net loss	143	162	125
Settlements	222	462	—
Net periodic benefit cost	$11	$1,019	$3,233
The changes in plan assets and projected benefit obligations which were recognized in our other comprehensive loss for the years ended October 31, 2021, 2020 and 2019 were as follows (in thousands):

	Year Ended October 31,
	2021	2020	2019
Net (gain) loss arising during the period	$(5,112)	$2,141	$6,697
Less: Amortization of net loss	143	162	125
Less: Curtailments	—	1,141	—
Less: Settlements	222	462	—
Total recognized in other comprehensive (income) loss	$(5,477)	$376	$6,572
Measurement Date and Assumptions
We generally determine our actuarial assumptions on an annual basis, with a measurement date of October 31. The following table presents our assumptions for pension benefit calculations for the years ended October 31, 2021, 2020 and 2019:

	For the Year Ended October 31,
	2021	2020	2019	2021	2020	2019
Weighted Average Assumptions:	Benefit Obligation			Net Periodic Benefit Cost
Discount rate	2.77%	3.22%	3.10%	2.60%	3.10%	4.44%
Rate of compensation increase	—%	—%	3.00%	—%	—%	3.00%
Expected return on plan assets	n/a	n/a	n/a	6.00%	6.50%	6.50%
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Plan Assets
The following tables provide our target allocation for the year ended October 31, 2021, as well as the actual asset allocation by asset category and fair value measurements as of October 31, 2021 and 2020:

	Target Allocation	Actual Allocation
	October 31, 2021	October 31, 2021	October 31, 2020
Equity securities	60.0%	51.0%	60.0%
Fixed income	40.0%	49.0%	40.0%

	Fair Value Measurements at
	October 31, 2021	October 31, 2020
	(In thousands)
Money market fund	$300	$3,532

Large capitalization	8,231	7,954
Small capitalization	1,493	2,407
International equity	6,992	6,130
Other	2,236	1,853
Equity securities	$18,952	$18,344

High-quality core bond	13,787	9,743
High-quality government bond	2,301	1,249
High-yield bond	2,302	1,252
Fixed income	$18,390	$12,244
Total securities(1)	$37,642	$34,120
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
Expected Benefit Payments and Funding
Our pension funding policy is to make the minimum annual contributions required pursuant to the plan. For the fiscal years ended October 31, 2021, 2020 and 2019, we made total pension contributions of $0.5 million, $3.7 million and $0.7 million, respectively.

During fiscal 2022, we do not expect to need to make a contribution to the pension plan to maintain targeted funding levels and meet minimum contribution requirements. This expected contribution level will be dependent on many variables, including the market value of the assets compared to the obligation, as well as other market or regulatory conditions. In addition, we consider the cash requirements of our business investment opportunities. Accordingly, actual funding amounts and the timing of such funding may differ from current estimates.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents the total benefit payments expected to be paid to participants by year, which includes payments funded from our assets, as well as payments paid from the plan for the year ended October 31, (in thousands):

Pension Benefits
2022	$2,899
2023	2,506
2024	2,411
2025	2,427
2026	2,363
2027 - 2031	10,430
Total	$23,036

Defined Contribution Plan
We also sponsor two defined contribution plans into which we and our employees make contributions. As of January 1, 2020, we match 100% up to the first 5% of employee annual salary deferrals under our plan for all employees excluding NA Cabinet Components participants, who receive a 100% match up to 4% of employee annual salary deferrals. Between January 1, 2018 and January 1, 2020, we matched 50% up to the first 5% of employee salary deferrals. We do not offer our common stock as a direct investment option under these plans. For the years ended October 31, 2021, 2020 and 2019, we contributed approximately $6.3 million, $4.8 million and $2.7 million for these plans, respectively.
Other Plans
We have supplemental benefit plans covering certain executive officers and a non-qualified deferred compensation plan covering members of the Board of Directors and certain key employees. Our liability under the supplemental benefit plan was approximately $2.9 million and $2.6 million as of October 31, 2021 and 2020, and our liability under the deferred compensation plan was approximately $3.4 million and $3.3 million, respectively. As of October 31, 2021 and 2020, the current portion of these liabilities was recorded under the caption “Accrued Liabilities,” and the long-term portion was included under the caption “Other Liabilities” in the accompanying balance sheets.
10. Income Taxes
The provision or benefit for income taxes includes U.S. federal income taxes (determined on a consolidated return basis), foreign income taxes and state income taxes. We provide for income taxes on taxable income at the applicable statutory rates. The following table summarizes the components of income tax expense for the years ended October 31, 2021, 2020 and 2019 (in thousands):

	Year Ended October 31,
	2021	2020	2019
Current
Federal	$10,993	$6,043	$3,338
State and local	3,447	1,505	299
Non-United States	6,889	4,445	3,879
Total current	21,329	11,993	7,516
Deferred
Federal	(842)	(64)	1,497
State and local	(277)	(315)	1,087
Non-United States	2,904	190	676
Total deferred	1,785	(189)	3,260
Total income tax expense	$23,114	$11,804	$10,776

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For financial reporting purposes, income (loss) before income taxes for the years ended October 31, 2021, 2020 and 2019 includes the following components (in thousands):

	Year Ended October 31,
	2021	2020	2019
Domestic	$36,879	$26,229	$(58,247)
Foreign	43,215	24,071	22,293
Total income (loss) before income taxes	$80,094	$50,300	$(35,954)

The following table reconciles our effective income tax rate to the federal statutory rate for the years ended October 31, 2021, 2020 and 2019:

	Year Ended October 31,
	2021	2020	2019
United States tax at statutory rate	21.0%	21.0%	21.0%
State and local income tax	3.1%	1.7%	1.6%
Non-United States income tax	2.3%	1.2%	1.2%
U.K. patent box benefit	(1.4)%	(2.0)%	(1.7)%
U.S. income tax credits	(4.2)%	(2.3)%	(4.7)%
Foreign tax positions under the Act (GILTI and FDII)	4.2%	2.5%	3.3%
Impact of deemed repatriation	—%	—%	(1.1)%
Asset impairment charges	—%	—%	(50.7)%
Non-cash compensation	1.9%	(0.3)%	(1.6)%
Other	2.0%	1.7%	2.7%
Effective tax rate	28.9%	23.5%	(30.0)%
On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. This Act reduced our federal income tax statutory rate from 35.0% to 21.0% for the fiscal years ending October 31, 2021, 2020 and 2019. This Act also imposed additional tax law changes that became effective during fiscal 2019, which include new requirements for a global intangible low-taxed income provision (GILTI) and a deduction for foreign-derived intangible income (FDII). We elected to account for the tax on GILTI as a period cost therefore we have not recorded deferred taxes related to GILTI on our foreign subsidiaries.
The October 31, 2021 effective tax rate is higher than the U.S. federal statutory rate of 21% primarily due to state income taxes, GILTI, and non-United States income tax, partially offset by U.S. foreign tax credits.
The October 31, 2020 effective tax rate was impacted by the true-up of our accruals and related deferred taxes from prior year filings and settled tax audits as well as $0.6 million related to the vesting or exercise of equity-based compensation awards.
The October 31, 2019 effective rate was primarily impacted by a net charge of $1.2 million related to GILTI and FDII, as well as discrete charge of $0.4 million for the adjustment of the one-time mandatory transition tax on deemed repatriation of previously tax-deferred and unremitted foreign earnings and $0.6 million related to the vesting or exercise of equity-based compensation awards. Additionally, during the year ended October 31, 2019, we recorded a $74.6 million asset impairment charge, which was primarily non-deductible, in the NA Cabinet Components segment, as further explained in Note 6, “Goodwill and Intangible Assets.”
Given the significance of the Tax Cuts and Jobs Act, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which allows registrants to record provisional amounts during a one year “measurement period.” As of October 31, 2019, we have completed the accounting for the tax effects of the Act.
In light of the Tax Cuts and Jobs Act, we repatriated $28.4 million and $31.9 million of foreign earnings from our international operations during the years ended October 31, 2021 and 2020, respectively. This was repatriation of excess cash that was a portion of the one-time mandatory transition tax discussed above. We will continue to evaluate our foreign cash position and may repatriate additional foreign earnings in the future. Our earnings from our foreign subsidiaries are not subject to significant withholding taxes upon remittances to the U.S.. As a result, we do not anticipate any significant future tax impacts from any potential repatriation of previously unremitted foreign earnings.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Significant components of our net deferred tax liabilities and assets were as follows (in thousands):

	October 31,
	2021	2020
Deferred tax assets:
Employee benefit obligations	$7,591	$6,634
Accrued liabilities and reserves	1,425	1,471
Pension and other benefit obligations	1,934	3,303
Inventory	894	471
Loss and tax credit carry forwards	1,857	2,331
Other	107	103
Total gross deferred tax assets	13,808	14,313
Less: Valuation allowance	1,174	1,493
Total deferred tax assets, net of valuation allowance	12,634	12,820
Deferred tax liabilities:
Property, plant and equipment	11,187	10,465
Goodwill and intangibles	23,412	21,471
Total deferred tax liabilities	34,599	31,936
Net deferred tax liabilities	$21,965	$19,116
At October 31, 2021, state operating loss carry forwards totaled $28.0 million. The majority of these losses begin to expire in 2025. We evaluate tax benefits of operating losses and tax credit carry forwards on an ongoing basis, including a review of historical and projected future operating results, the eligible carry forward period and other circumstances. We have recorded a valuation allowance for certain state net operating losses as of October 31, 2021 and 2020, totaling $1.3 million and $1.5 million, respectively ($1.0 million and $1.2 million, respectively, net of federal taxes). During the year ended October 31, 2021, we recorded a net $0.2 million decrease in our state valuation allowances. The valuation allowances can be affected in future periods by changes to tax laws, changes to statutory tax rates, and changes in estimates of future taxable income. To fully realize these net deferred tax assets, we will need to generate sufficient future taxable income in the countries where these tax attributes exist during the periods in which the attributes can be utilized. As of each reporting date, management considers the weight of all evidence, both positive and negative, to determine if a valuation allowance is necessary for each jurisdiction’s net deferred tax assets. We place greater weight on historical evidence over future predictions of our ability to utilize net deferred tax assets. We consider future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences, and taxable income in prior carryback year(s) if carryback is permitted under applicable law.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table shows the change in the unrecognized income tax benefit associated with uncertain tax positions for the years ended October 31, 2021, 2020 and 2019 (in thousands):

Unrecognized Income Tax Benefits
Balance at October 31, 2018	$606
Additions for tax positions related to the current year	—
Additions for tax positions related to the prior year	16
Reassessment of position	(66)
Balance at October 31, 2019	$556
Additions for tax positions related to the current year	—
Additions for tax positions related to the prior year	15
Reassessment of position	(49)
Balance at October 31, 2020	$522
Additions for tax positions related to the current year	—
Additions for tax positions related to the prior year	953
Reassessment of position	(87)
Balance at October 31, 2021	$1,388

As of October 31, 2021, our unrecognized tax benefit (UTB) relates to certain federal and state tax items regarding the interpretation of tax laws and regulations. At October 31, 2021, $1.4 million is recorded as a liability for uncertain tax positions. The addition related to the current year ended October 31, 2021 is associated with stock-based compensation tax deductions claimed on a prior U.S. federal income tax return. We have accrued an immaterial amount for the payment of interest, net of tax benefits, and penalties as of October 31, 2021, 2020 and 2019, respectively. We include all interest and penalties related to uncertain tax benefits within our income tax provision account. To the extent interest and penalties are not assessed with respect to uncertain tax positions or the uncertainty of deductions in the future, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
We, along with our subsidiaries, file income tax returns in the U.S. and various state jurisdictions as well as in the U.K., Germany and Canada. In certain jurisdictions, the statute of limitations has not yet expired. We generally remain subject to examination of our U.S. income tax returns for 2017 and subsequent years. We generally remain subject to examination of our various state and foreign income tax returns for a period of four to five years from the date the return was filed. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the state of the federal change.
Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. The final outcome of the future tax consequences of legal proceedings, if any, as well as the outcome of competent authority proceedings, changes in regulatory tax laws, or interpretation of those tax laws could impact our financial statements. We are subject to the effect of these matters occurring in various jurisdictions. We do not believe any of the UTB at October 31, 2021 will be recognized within the next twelve months.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Commitments and Contingencies
Purchase Obligations
We are a party to non-cancelable purchase obligations primarily for door hardware, primary and secondary steel and primary and secondary aluminum used in our manufacturing processes, as well as expenditures related to capital projects in progress. We paid $9.9 million and $9.0 million pursuant to these arrangements for the years ended October 31, 2021 and 2020, respectively. These obligations total $23.4 million and $22.4 million at October 31, 2021 and 2020, respectively, and extend through fiscal 2022. Future amounts paid pursuant to these arrangements will depend, to some extent, on our usage.
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
From time to time, we incur routine expenses and capital expenditures associated with compliance with existing environmental regulations, including control of air emissions and water discharges, and plant decommissioning costs. We have not incurred any material expenses or capital expenditures related to environmental matters during the past three fiscal years, and do not expect to incur a material amount of such costs in fiscal 2022. While we will continue to have future expenditures related to environmental matters, any such amounts are impossible to reasonably estimate at this time. Based upon our experience to date, we do not believe that our compliance with environmental requirements will have a material adverse effect on our operations, financial condition or cash flows.
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
Carrying amounts reported on the balance sheets for cash, cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. Our outstanding debt is variable rate debt that re-prices frequently, thereby limiting our exposure to significant changes in interest rate risk. As a result, the fair value of our debt instruments approximates carrying value at October 31, 2021 and 2020 (Level 2 measurement).
Our restricted stock units and performance share awards are marked-to-market on a quarterly basis during a three-year vesting period based on market data (Level 2 measurement). For further information refer to Note 13. Stock-Based Compensation - Performance Share Awards.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of non-vested restricted stock award activity during the years ended October 31, 2021, 2020 and 2019, follows:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value per Share
Non-vested at October 31, 2018	217,200	$19.76
Granted	124,800	13.78
Vested	(69,400)	19.19
Forfeited	(42,500)	17.87
Non-vested at October 31, 2019	230,100	17.02
Granted	63,400	18.82
Vested	(55,000)	19.45
Forfeited	(51,000)	17.30
Non-vested at October 31, 2020	187,500	16.82
Granted	73,300	20.68
Vested	(44,400)	20.70
Forfeited	—	—
Non-vested at October 31, 2021	216,400	$17.28
The total weighted average grant-date fair value of restricted stock awards that vested during the years ended October 31, 2021, 2020 and 2019 was $0.9 million, $1.1 million and $1.3 million, respectively. As of October 31, 2021, total unrecognized compensation cost related to unamortized restricted stock awards totaled $1.5 million. We expect to recognize this expense over the remaining weighted average period of 1.8 years.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes our stock option activity for the years ended October 31, 2021, 2020 and 2019.

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000s)
Outstanding at October 31, 2018	1,753,656	$18.47	5.0	$51
Granted	—	—
Exercised	(204,770)	15.76
Forfeited/Expired	(132,700)	20.01
Outstanding at October 31, 2019	1,416,186	$18.71	4.2	$1,449
Granted	—	—
Exercised	(215,733)	17.09
Forfeited/Expired	(105,124)	20.28
Outstanding at October 31, 2020	1,095,329	$18.88	3.6	$561
Granted	—	—
Exercised	(865,393)	18.80
Forfeited/Expired	(11,632)	18.22
Outstanding at October 31, 2021	218,304	$19.37	3.4	$297
Vested at October 31, 2021	218,304	$19.37	3.4	$297
Exercisable at October 31, 2021	218,304	$19.37	3.4	$297
Intrinsic value is the amount by which the market price of the common stock on the date of exercise exceeds the exercise price of the stock option. For the years ended October 31, 2021, 2020 and 2019, the total intrinsic value of our stock options that were exercised totaled $4.2 million, $0.5 million and $0.4 million, respectively. The total fair value of stock options vested during the years ended October 31, 2021, 2020 and 2019, was zero, $0.6 million and $1.1 million, respectively.
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
During the years ended October 31, 2021, 2020 and 2019, 28,826, 25,621 and 34,050 restricted stock units, respectively, were granted with corresponding weighted average grant date fair value of $18.79, $18.18, and $15.51, respectively. As of October 31, 2021 there were 21,774 unvested restricted stock units from the fiscal 2020 grant. During the years ended October 31, 2021, 2020 and 2019, we paid $0.8 million, $0.2 million and $0.4 million to settle restricted stock units.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Performance Share Awards
We have awarded annual grants of performance shares to key employees and officers. Beginning with the fiscal year ended October 31, 2019, performance share awards vest with return on net assets (RONA) as the vesting condition, pay out 100% in cash, and are accounted for as liability.
The expected cash settlement of the performance share award is recorded as a liability and is being marked to market over the three-year term of the award, and could fluctuate depending on the number of shares ultimately expected to vest. Depending on the achievement of the performance conditions, 0% to 200% of the awarded performance shares may ultimately vest.
The following table summarizes our performance share grants and the grant date fair value for the RONA performance metric:

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
Performance Restricted Stock Units
We awarded performance restricted stock units to key employees and officers. These awards cliff vest upon a three-year service period with the absolute total shareholder return of our common stock over this three-year term as the vesting criteria. The number of performance restricted stock units earned is variable depending on the metric achieved, and the settlement method is 100% in our common stock, with accrued dividends paid in cash at the time of vesting, assuming the shares had been outstanding throughout the performance period.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The performance restricted stock units are not considered outstanding shares, do not have voting rights, and are excluded from diluted weighted-average shares used to calculate earnings per share until the performance criteria is probable to result in the issuance of contingent shares.
The following table summarizes amounts expensed as selling, general and administrative expense related to restricted stock awards, stock options, restricted stock units, performance share awards and performance restricted stock units for the years ended October 31, 2021, 2020 and 2019 (in thousands):

	Year Ended October 31,
	2021	2020	2019
Restricted stock awards	$1,235	$625	$1,018
Stock options	—	10	158
Restricted stock units	1,197	186	950
Performance share awards	4,039	(170)	1,131
Performance restricted stock units	729	515	708
Total compensation expense	7,200	1,166	3,965
Income tax effect	2,078	274	997
Net compensation expense	$5,122	$892	$2,968

14. Stockholders' Equity
As of October 31, 2021, our authorized capital stock consists of 125,000,000 shares of common stock, at par value of $0.01 per share, and 1,000,000 shares of preferred stock, with no par value. As of October 31, 2021 and 2020, we had 37,273,510 and 37,296,166 shares of common stock issued, respectively, and 33,274,785 and 32,804,737 shares of common stock outstanding, respectively. There were no shares of preferred stock issued or outstanding at October 31, 2021 and 2020.
Stock Repurchase Program and Treasury Stock
On August 30, 2018, our Board of Directors approved a stock repurchase program that authorized the repurchase of up to $60.0 million worth of shares of our common stock. Repurchases under the new program will be made in open market transactions or privately negotiated transactions, subject to market conditions, applicable legal requirements and other relevant factors. The program does not have an expiration date or a limit on the number of shares that may be purchased. During the years ended October 31, 2021 and 2020, we purchased 478,311 shares and 450,000 shares, respectively, at a cost of $11.2 million and $7.2 million respectively, under this program.
We record treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Shares are generally issued from treasury stock at the time of grant of restricted stock awards, upon the exercise of stock options, and upon the vesting of performance shares and performance restricted stock units. On the subsequent issuance of treasury shares, we record proceeds in excess of cost as an increase in additional paid-in-capital. A deficiency of such proceeds relative to costs would be applied to reduce paid-in-capital associated with prior issuances to the extent available, with the remainder recorded as a charge to retained earnings. We recorded a charge to retained earnings of zero, $0.1 million and $0.3 million, in the years ended October 31, 2021, 2020, and 2018, respectively.
For a summary of treasury stock activity for the years ended October 31, 2021, 2020 and 2019, refer to the Consolidated Statement of Stockholders' Equity located elsewhere herein.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Other, net
Other income included under the caption “Other, net” on the accompanying consolidated statements of income (loss), consisted of the following (in thousands):

	Year Ended October 31,
	2021	2020	2019
Foreign currency transaction losses	$(98)	$(42)	$(187)
Foreign currency exchange derivative losses	—	(15)	(197)
Pension service benefit	839	243	396
Interest income	5	28	63
Other	8	66	41
Other income	$754	$280	$116
16. Segment Information
We present three reportable business segments: (1) NA Fenestration, comprising three operating segments primarily focused on the fenestration market in North America including vinyl profiles, insulating glass spacers, screens & other fenestration components; (2) EU Fenestration, comprising our U.K.-based vinyl extrusion business, manufacturing vinyl profiles & conservatories, and the European insulating glass business manufacturing insulating glass spacers; and (3) NA Cabinet Components, comprising our cabinet door and components segment. We maintain a grouping called Unallocated Corporate & Other, which includes transaction expenses, stock-based compensation, long-term incentive awards based on the performance of our common stock and other factors, certain severance and legal costs not deemed to be allocable to all segments, depreciation of corporate assets, interest expense, other, net, income taxes and inter-segment eliminations, and executive incentive compensation and medical expense fluctuations relative to planned costs as determined during the annual planning process. Other general and administrative costs associated with the corporate office are allocated to the reportable segments, based upon a relative measure of profitability in order to more accurately reflect each reportable business segment's administrative costs. We allocate corporate expenses to businesses acquired mid-year from the date of acquisition. The accounting policies of our operating segments are the same as those used to prepare the accompanying consolidated financial statements. Corporate general and administrative expenses allocated during the years ended October 31, 2021, 2020 and 2019 were $21.6 million, $21.7 million and $18.3 million, respectively.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Segment information for the years ended October 31, 2021, 2020 and 2019 was as follows (in thousands):

	NA Fenestration	EU Fenestration	NA Cabinet Comp.	Unallocated Corp. & Other	Total
Year Ended October 31, 2021
Net sales	$578,332	$251,599	$246,075	$(3,857)	$1,072,149
Depreciation and amortization	18,730	10,373	13,263	366	42,732
Operating income (loss)	56,248	39,299	896	(14,573)	81,870
Capital expenditures	9,966	8,155	5,559	328	24,008
Total assets	$268,773	$236,755	$178,671	$33,124	$717,323
Year Ended October 31, 2020
Net sales	$483,415	$161,054	$210,099	$(2,995)	$851,573
Depreciation and amortization	23,555	9,468	13,732	474	47,229
Operating income (loss)	39,909	20,076	(2,502)	(2,218)	55,265
Capital expenditures	15,761	5,435	4,423	107	25,726
Total assets	$252,703	$223,248	$174,713	$40,921	$691,585
Year Ended October 31, 2019
Net sales	$503,837	$164,997	$229,644	$(4,637)	$893,841
Depreciation and amortization	27,054	8,845	13,178	509	49,586
Operating income (loss)	39,765	19,040	(74,236)	(10,996)	(26,427)
Capital expenditures	$12,984	$6,365	$5,383	$151	$24,883
The following table summarizes the change in the carrying amount of goodwill by segment for the years ended October 31, 2021 and 2020 (in thousands):

	NA Fenestration	EU Fenestration	NA Cabinet Comp.	Unallocated Corp. & Other	Total
Balance as of October 31, 2019	$38,712	$67,704	$39,147	$—	$145,563
Foreign currency translation adjustment	—	591	—	—	591
Balance as of October 31, 2020	$38,712	$68,295	$39,147	$—	$146,154
Foreign currency translation adjustment	—	3,051	—	—	3,051
Balance as of October 31, 2021	$38,712	$71,346	$39,147	$—	$149,205
For further details of Goodwill, see Note 6, “Goodwill and Intangible Assets”, located herewith.
We did not allocate non-operating expense or income tax expense to the reportable segments. The following table reconciles operating income (loss) as reported above to net income (loss) for the years ended October 31, 2021, 2020 and 2019 (in thousands):

	Year Ended October 31,
	2021	2020	2019
Operating income (loss)	$81,870	$55,265	$(26,427)
Interest expense	(2,530)	(5,245)	(9,643)
Other, net	754	280	116
Income tax expense	(23,114)	(11,804)	(10,776)
Net income (loss)	$56,980	$38,496	$(46,730)

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Geographic Information
Our manufacturing facilities and all long-lived assets are located in the U.S., U.K. and Germany. We attribute our net sales to a geographic region based on the location of the customer. The following tables provide information concerning our net sales for the years ended October 31, 2021, 2020 and 2019, and our long-lived assets as of October 31, 2021 and 2020 (in thousands):

	Year Ended October 31,
Net sales	2021	2020	2019
United States	$778,486	$654,802	$683,204
Europe	244,308	158,831	162,106
Canada	25,007	18,213	20,088
Asia	18,445	11,504	18,360
Other foreign countries	5,903	8,223	10,083
Total net sales	$1,072,149	$851,573	$893,841

	October 31,
Long-lived assets, net	2021	2020
United States	$291,282	$307,534
Germany	25,513	25,519
United Kingdom	146,158	142,097
Total long-lived assets, net	$462,953	$475,150
Long-lived assets, net includes: property, plant and equipment, net; goodwill, intangible assets, net, and operating leases.

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
The computation of basic and diluted earnings per share for the years ended October 31, 2021, 2020 and 2019 follows (in thousands, except per share data):

Year Ended October 31, 2021	Net Income (Loss)	Weighted Average Shares	Per Share
Basic earnings per common share	$56,980	33,193	$1.72
Effect of dilutive securities:
Stock options		82
Restricted stock awards		132
Performance restricted stock units		88
Diluted earnings per common share	$56,980	33,495	$1.70
Year Ended October 31, 2020
Basic earnings per common share	$38,496	32,689	$1.18
Effect of dilutive securities:
Stock options		10
Restricted stock		90
Performance restricted stock units		32
Diluted earnings per common share	$38,496	32,821	$1.17
Year Ended October 31, 2019
Basic and diluted loss per share	$(46,730)	32,960	$(1.42)

We do not include equity instruments in our calculation of diluted earnings per share if those instruments would be antidilutive. Such dilution is dependent on the excess of the market price of our stock over the exercise price and other components of the treasury stock method. The following table shows anti-dilutive instruments for the three years ended October 31, 2021, 2020 and 2019 (shares in thousands):

	Year Ended October 31,
	2021	2020	2019
Stock options	—	1,032	1,307
Restricted stock awards	—	—	113
Performance share awards	—	—	28
Total	—	1,032	1,448

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18. Unaudited Quarterly Data
Selected quarterly financial data for the years ended October 31, 2021 and 2020 was as follows (amounts in thousands, except per share amounts):

For the Quarter Ended	January 31, 2021	April 30, 2021	July 31, 2021	October 31, 2021
Net sales	$230,147	$270,357	$279,877	$291,768
Cost of sales (excluding depreciation and amortization)	176,397	208,460	219,866	226,818
Depreciation and amortization	11,015	10,845	10,683	10,189
Operating income	11,835	21,380	21,562	27,093
Net income	7,852	14,551	13,679	20,898
Basic earnings per share	0.24	0.44	0.41	0.63
Diluted earnings per share	0.24	0.43	0.41	0.62
Cash dividends paid per common share	0.08	0.08	0.08	0.08

For the Quarter Ended	January 31, 2020	April 30, 2020	July 31, 2020	October 31, 2020
Net sales	$196,597	$187,475	$212,096	$255,405
Cost of sales (excluding depreciation and amortization)	157,427	149,732	162,427	189,164
Depreciation and amortization	12,905	11,886	11,060	11,378
Operating income	1,980	8,893	16,563	27,829
Net income	10	5,501	10,833	22,152
Basic earnings per share	—	0.17	0.33	0.68
Diluted earnings per share	—	0.17	0.33	0.68
Cash dividends paid per common share	0.08	0.08	0.08	0.08
Quarterly earnings per share results may not sum to the consolidated earnings per share results on the accompanying consolidated statements of income due to rounding and changes in weighted average shares during the respective periods.
19. New Accounting Guidance
Accounting Standards Recently Adopted
In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326).  This ASU sets forth a “current expected credit loss” model, which requires the measurement of all expected credit losses for financial instruments or other assets (e.g., trade receivables), held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. We adopted this amendment on November 1, 2020, with no material impact on our condensed consolidated financial statements as pre-existing processes for estimating credit losses for trade receivables aligned with the expected credit loss model.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934 (1934 Act) as of October 31, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2021, the disclosure controls and procedures are effective.
Management’s Annual Report on Internal Control over Financial Reporting
Refer to Management’s Annual Report on Internal Control over Financial Reporting located in “Part 2, Item 8. Financial Information” of this Annual Report on Form 10-K.
Auditor's Report Relating to Effectiveness of Internal Control over Financial Reporting
Refer to the Report of Independent Registered Public Accounting Firm located in “Part 2, Item 8. Financial Information” in this Annual Report on Form 10-K.
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
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Pursuant to General Instruction G(3) to Form 10-K, the information on “Directors, Executive Officers and Corporate Governance” is incorporated herein by reference from the Registrant's Definitive Proxy Statement relating to the 2022 Annual Meeting of Stockholders of Quanex Building Products Corporation or an amendment to this Form 10-K, which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after the close of the fiscal year ended October 31, 2021.
Item 11. Executive Compensation.
Pursuant to General Instruction G(3) to Form 10-K, the information on “Executive Compensation” is incorporated herein by reference from the Registrant's Definitive Proxy Statement relating to the 2022 Annual Meeting of Stockholders of Quanex Building Products Corporation or an amendment to this Form 10-K, which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after the close of the fiscal year ended October 31, 2021.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Pursuant to General Instruction G(3) to Form 10-K, the information on “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” is incorporated herein by reference from the Registrant's Definitive Proxy Statement relating to the 2022 Annual Meeting of Stockholders of Quanex Building Products Corporation or an amendment to this Form 10-K, which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after the close of the fiscal year ended October 31, 2021.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Pursuant to General Instruction G(3) to Form 10-K, the information on “Certain Relationships and Related Transactions, and Director Independence” is incorporated herein by reference from the Registrant's Definitive Proxy Statement relating to the 2022 Annual Meeting of Stockholders of Quanex Building Products Corporation or an amendment to this Form 10-K, which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after the close of the fiscal year ended October 31, 2021.
Item 14. Principal Accountant Fees and Services.
Pursuant to General Instruction G(3) to Form 10-K, the information on “Principal Accountant Fees and Services” is incorporated herein by reference from the Registrant's Definitive Proxy Statement relating to the 2022 Annual Meeting of Stockholders of Quanex Building Products Corporation or an amendment to this Form 10-K, which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after the close of the fiscal year ended October 31, 2021.
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
3. Exhibits
The exhibits required to be filed pursuant to Item 15(b) of Form 10-K are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference. Certain of our exhibits as denoted with a † between exhibits 10.1 through 10.39 listed in the Exhibit Index filed herewith, are management or compensatory plans or arrangements required to be filed as exhibits to this Annual Report on Form 10-K pursuant to Item 15(b) thereof.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANEX BUILDING PRODUCTS CORPORATION

Date:	December 17, 2021	/s/ Scott M. Zuehlke
Scott M. Zuehlke
Senior Vice President - Chief Financial Officer and Treasurer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William C. Griffiths	Chairman of the Board	December 17, 2021
William C. Griffiths

/s/ Susan F. Davis	Director	December 17, 2021
Susan F. Davis

/s/ Joseph D. Rupp	Director	December 17, 2021
Joseph D. Rupp

/s/ Curtis M. Stevens	Director	December 17, 2021
Curtis M. Stevens

/s/ Donald R. Maier	Director	December 17, 2021
Donald R. Maier

/s/ Meredith W. Mendes	Director	December 17, 2021
Meredith W. Mendes

/s/ William E. Waltz	Director	December 17, 2021
William E. Waltz

/s/ Jason D. Lippert	Director	December 17, 2021
Jason D. Lippert

/s/ George L. Wilson	President and Chief Executive Officer	December 17, 2021
George L. Wilson	(Principal Executive Officer)

/s/ Scott M. Zuehlke	Senior Vice President - Chief Financial Officer and Treasurer	December 17, 2021
Scott M. Zuehlke	(Principal Financial Officer)

/s/ Mark A. Livingston	Vice President, Chief Accounting Officer and Controller	December 17, 2021
Mark A. Livingston	(Principal Accounting Officer)

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

                        EXHIBIT INDEX

Exhibit Number                Description of Exhibits

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

†10.39
Form of Restricted Stock Unit Award Agreement for independent Directors under the Quanex Building Products Corporation 2020 Omnibus Incentive Plan, filed as Exhibit 10.39 of the Registrant’s Annual Report on Form 10-K (Reg. No. 001-33913) as filed with the Securities and Exchange Commission on December 11, 2020, and incorporated herein by reference.

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

                        EXHIBIT INDEX

Exhibit Number                Description of Exhibits
subsidiaries on a consolidated basis. The Registrant agrees to furnish a copy of any such agreements to the Securities and Exchange Commission upon request.