Form 10-Q
period 2022-01-31
Quanex Building Products CORP
filed 2022-03-04
CIK 1423221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________
FORM 10-Q
 ________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
The number of shares outstanding of the registrant's Common Stock as of February 28, 2022 was 33,387,400.

QUANEX BUILDING PRODUCTS CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 31, 2022	October 31, 2021
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$31,719	$40,061
Accounts receivable, net of allowance for credit losses of $521 and $340	99,355	108,309
Inventories, net	117,384	92,529
Prepaid and other current assets	11,621	8,148
Total current assets	260,079	249,047
Property, plant and equipment, net of accumulated depreciation of $340,120 and $336,493	175,294	178,630
Operating lease right-of-use assets	50,700	52,708
Goodwill	147,793	149,205
Intangible assets, net	78,750	82,410
Other assets	5,656	5,323
Total assets	$718,272	$717,323
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$75,457	$86,765
Accrued liabilities	39,564	56,156
Income taxes payable	7,473	6,038
Current maturities of long-term debt	836	846
Current operating lease liabilities	8,298	8,196
Total current liabilities	131,628	158,001
Long-term debt	76,691	52,094
Noncurrent operating lease liabilities	43,415	45,367
Deferred pension and postretirement benefits	4,658	4,737
Deferred income taxes	22,597	21,965
Other liabilities	14,784	15,377
Total liabilities	293,773	297,541
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, shares authorized 1,000,000; issued and outstanding - none	—	—
Common stock, $0.01 par value, shares authorized 125,000,000; issued 37,212,391 and 37,273,510, respectively; outstanding 33,388,735 and 33,274,785, respectively	373	373
Additional paid-in-capital	250,204	254,162
Retained earnings	268,370	259,718
Accumulated other comprehensive loss	(24,929)	(21,770)
Less: Treasury stock at cost, 3,823,656 and 3,998,725 shares, respectively	(69,519)	(72,701)
Total stockholders’ equity	424,499	419,782
Total liabilities and stockholders' equity	$718,272	$717,323

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	January 31,
	2022	2021
	(In thousands, except per share amounts)
Net sales	$267,040	$230,147
Cost and expenses:
Cost of sales (excluding depreciation and amortization)	211,834	176,397
Selling, general and administrative	30,823	30,861
Restructuring charges	—	39
Depreciation and amortization	10,257	11,015
Operating income	14,126	11,835
Non-operating (expense) income:
Interest expense	(523)	(751)
Other, net	54	192
Income before income taxes	13,657	11,276
Income tax expense	(2,418)	(3,424)
Net income	$11,239	$7,852

Basic earnings per common share	$0.34	$0.24

Diluted earnings per common share	$0.34	$0.24

Weighted-average common shares outstanding:
Basic	33,124	32,872
Diluted	33,298	33,212

Cash dividends per share	$0.08	$0.08

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	January 31,
	2022	2021
	(In thousands)
Net income	$11,239	$7,852
Other comprehensive (loss)income:
Foreign currency translation (loss) gain	(3,159)	8,600
Other comprehensive (loss) income	(3,159)	8,600
Comprehensive income	$8,080	$16,452

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	January 31,
	2022	2021
	(In thousands)
Operating activities:
Net income	$11,239	$7,852
Adjustments to reconcile net income to cash used for operating activities:
Depreciation and amortization	10,257	11,015
Stock-based compensation	552	523
Deferred income tax	854	1,925
Other, net	1,218	3,189
Changes in assets and liabilities:
Decrease in accounts receivable	8,340	7,103
Increase in inventory	(25,318)	(14,061)
Increase in other current assets	(3,534)	(873)
Decrease in accounts payable	(8,391)	(14,577)
Decrease in accrued liabilities	(18,248)	(2,692)
Increase (decrease) in income taxes payable	1,391	(2,790)
Decrease in deferred pension and postretirement benefits	(80)	(52)
Increase (decrease) in other long-term liabilities	404	(399)
Other, net	(335)	442
Cash used for operating activities	(21,651)	(3,395)
Investing activities:
Capital expenditures	(7,370)	(5,246)
Proceeds from disposition of capital assets	10	64
Cash used for investing activities	(7,360)	(5,182)
Financing activities:
Borrowings under credit facilities	28,000	—
Repayments of credit facility borrowings	(3,000)	(5,000)
Repayments of other long-term debt	(228)	(541)
Common stock dividends paid	(2,587)	(2,637)
Issuance of common stock	55	10,030
Payroll tax paid to settle shares forfeited upon vesting of stock	(1,383)	(492)
Purchase of treasury stock	—	(1,927)
Cash provided by (used for) financing activities	20,857	(567)
Effect of exchange rate changes on cash and cash equivalents	(188)	949
Decrease in cash and cash equivalents	(8,342)	(8,195)
Cash and cash equivalents at beginning of period	40,061	51,621
Cash and cash equivalents at end of period	$31,719	$43,426

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

Three Months Ended January 31, 2022	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	(In thousands, no per share amounts shown except in verbiage)
Balance at October 31, 2021	$373	$254,162	$259,718	$(21,770)	$(72,701)	$419,782
Net income	—	—	11,239	—	—	11,239
Foreign currency translation adjustment	—	—	—	(3,159)	—	(3,159)
Common dividends ($0.08 per share)	—	—	(2,587)	—	—	(2,587)
Stock-based compensation activity:
Expense related to stock-based compensation	—	552	—	—	—	552
Stock options exercised	—	5	—	—	50	55
Restricted stock awards granted	—	(1,534)	—	—	1,534	—
Performance restricted stock units vested	—	(1,598)	—	—	1,598	—
Other	—	(1,383)	—	—	—	(1,383)
Balance at January 31, 2022	$373	$250,204	$268,370	$(24,929)	$(69,519)	$424,499

Three Months Ended January 31, 2021	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	(In thousands, no per share amounts shown except in verbiage)
Balance at October 31, 2020	$373	$253,458	$213,517	$(33,024)	$(78,565)	$355,759
Net income	—	—	7,852	—	—	7,852
Foreign currency translation adjustment	—	—	—	8,600	—	8,600
Common dividends ($0.08 per share)	—	—	(2,637)	—	—	(2,637)
Treasury shares purchased, at cost	—	—	—	—	(1,927)	(1,927)
Stock-based compensation activity:
Expense related to stock-based compensation	—	523	—	—	—	523
Stock options exercised	—	635	—	—	9,395	10,030
Restricted stock awards granted	—	(1,282)	—	—	1,282	—
Performance restricted stock units vested	—	(565)	—	—	565	—
Other	—	(492)	—	—	—	(492)
Balance at January 31, 2021	$373	$252,277	$218,732	$(24,424)	$(69,250)	$377,708

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
The accompanying interim unaudited condensed consolidated financial statements include the accounts of Quanex Building Products Corporation. All intercompany accounts and transactions have been eliminated in consolidation. These financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of October 31, 2021 was derived from audited financial information but does not include all disclosures required by U.S. GAAP. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021. In our opinion, the accompanying financial statements contain all adjustments (which consist of normal recurring adjustments, except as disclosed herein) necessary to fairly present our financial position, results of operations and cash flows for the interim periods. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year or for any future periods.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes our product sales for the three months ended January 31, 2022 and 2021 into groupings by segment which we believe depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors. For further details regarding our results by segment, refer to Note 11, “Segment Information”.

	Three Months Ended
	January 31,
	2022	2021
	(In thousands)
North American Fenestration:
United States - fenestration	$128,367	$112,300
International - fenestration	9,136	7,778
United States - non-fenestration	6,716	5,398
International - non-fenestration	2,412	2,640
	$146,631	$128,116
European Fenestration:
International - fenestration	$44,621	41,354
International - non-fenestration	14,293	7,737
	$58,914	$49,091
North American Cabinet Components:
United States - fenestration	$3,765	$2,974
United States - non-fenestration	57,767	50,502
International - non-fenestration	821	518
	$62,353	$53,994
Unallocated Corporate & Other
Eliminations	$(858)	$(1,054)
	$(858)	$(1,054)
Net sales	$267,040	$230,147
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
Related Parties
Net sales for the three months ended January 31, 2022 included approximately $0.4 million of transactions with a customer which is a related party with one of our non-employee directors. We performed a review of these transactions, of which no single transaction or series of related transactions exceeded $120,000 in amount, and determined that these transactions were enacted independently of each other in fair transactions. We are not aware of any other related party transactions with any of our current non-employee directors or officers outside of their normal business functions or expected contractual duties.
COVID-19 Impact
On March 11, 2020, the World Health Organization (WHO) declared the outbreak of COVID-19 as a global pandemic and advised aggressive containment action. The COVID-19 pandemic and its impacts are continuing to have an adverse effect on many sectors of the economy, including negative impacts to the global supply chain and increased inflation. Measures providing for business shutdowns generally exclude certain essential services commonly including critical infrastructure such as

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
construction and the businesses that support that critical infrastructure. To date, we have not experienced significant challenges or expenses implementing crisis management plans intended for containment and prevention.
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
2. Inventories
Inventories consisted of the following at January 31, 2022 and October 31, 2021 (in thousands):

	January 31, 2022	October 31, 2021
Raw materials	$65,492	$49,867
Finished goods and work in process	51,932	43,499
Supplies and other	2,486	2,099
Total	119,910	95,465
Less: Inventory reserves	2,526	2,936
Inventories, net	$117,384	$92,529
Fixed costs related to excess manufacturing capacity, if any, have been expensed in the period they were incurred and, therefore, are not capitalized into inventory.
3. Goodwill and Intangible Assets
Goodwill
The change in the carrying amount of goodwill for the three months ended January 31, 2022 was as follows (in thousands):

Three Months Ended
January 31, 2022
Beginning balance as of November 1, 2021	$149,205
Foreign currency translation adjustment	(1,412)
Balance as of the end of the period	$147,793
At our last annual test date, August 31, 2021, we evaluated the recoverability of goodwill at each of our five reporting units with goodwill balances and determined that our goodwill was not impaired. We evaluated for indicators of impairment during the three months ended January 31, 2022 and determined that there were no triggering events. For a summary of the change in the carrying amount of goodwill by segment, see Note 11, “Segment Information.”

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Identifiable Intangible Assets
Amortizable intangible assets consisted of the following as of January 31, 2022 and October 31, 2021 (in thousands):

	January 31, 2022		October 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$145,485	$83,345	$146,207	$81,086
Trademarks and trade names	56,213	39,998	56,437	39,589
Patents and other technology	22,504	22,109	22,525	22,084
Total	$224,202	$145,452	$225,169	$142,759
We had aggregate amortization expense related to intangible assets for the three months ended January 31, 2022 of $3.0 million and $3.4 million for the comparable prior year period.
Estimated remaining amortization expense, based on current intangible balances, for each of the fiscal years ending October 31, is as follows (in thousands):

Estimated Amortization Expense
2022 (remaining nine months)	$9,049
2023	11,324
2024	10,573
2025	9,347
2026	9,277
Thereafter	29,180
Total	$78,750

4. Debt and Finance Lease Obligations
Long-term debt consisted of the following at January 31, 2022 and October 31, 2021 (in thousands):

	January 31, 2022	October 31, 2021
Revolving Credit Facility	$63,000	$38,000
Finance lease obligations and other	15,048	15,537
Unamortized deferred financing fees	(521)	(597)
Total debt	$77,527	$52,940
Less: Current maturities of long-term debt	836	846
Long-term debt	$76,691	$52,094
Revolving Credit Facility
As more fully described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021, on October 18, 2018, we amended and extended our prior credit facility by entering into a $325.0 million revolving credit facility (the “Credit Facility”), with Wells Fargo Bank, National Association, as Agent, Swingline Lender and Issuing Lender, and Bank of America, N.A. serving as Syndication Agent. The Credit Facility has a five-year term, maturing on October 18, 2023.
On December 28, 2021, we entered into a second amendment (the “Amendment”) of the Credit Facility. Pursuant to the Amendment, (a) the definition of “Capital Lease” was modified and clarified to provide an exclusion of certain agreed leases of the Company and its subsidiaries from the Credit Facility’s financial covenants and other provisions and (b) secured overnight financing rate, interest rate mechanics and interest rate reference benchmark replacement provisions were implemented to effectuate the transition from LIBOR as a reference interest rate. We will, however, continue to use the One Month LIBOR Rate plus applicable margin for the Credit Facility until June of 2023 when One Month LIBOR will no longer be available.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Following the Amendment, interest payments are calculated, at our election and depending upon the Consolidated Leverage Ratio, at a Base Rate plus an applicable margin or at the same rate as One Month LIBOR for domestic borrowings, Eurocurrency Rate Loan, Transitioned RFR Loan or RFR Loan plus an applicable margin. In addition, we are subject to commitment fees for the unused portion of the Credit Facility.
The applicable margin and commitment fees are outlined in the following table:

Pricing Level	Consolidated Leverage Ratio	Commitment Fee	LIBOR, Eurocurrency Rate Loans and Transitioned RFR Loans	Initial RFR Loans	Base Rate Loans
I	Less than or equal to 1.50 to 1.00	0.200%	1.25%	1.2826%	0.25%
II	Greater than 1.50 to 1.00, but less than or equal to 2.25 to 1.00	0.225%	1.50%	1.5326%	0.50%
III	Greater than 2.25 to 1.00, but less than or equal to 3.00 to 1.00	0.250%	1.75%	1.7826%	0.75%
IV	Greater than 3.00 to 1.00	0.300%	2.00%	2.0326%	1.00%
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
As of January 31, 2022, we had $63.0 million of borrowings outstanding under the Credit Facility (reduced by unamortized debt issuance costs of $0.5 million), $4.5 million of outstanding letters of credit and $15.0 million outstanding primarily under finance leases and other debt. We had $257.5 million available for use under the 2018 Credit Facility at January 31, 2022. Outstanding borrowings under the 2018 Credit Facility accrue interest at 1.36% per annum. Our weighted average borrowing rate for borrowings outstanding during the three months ended January 31, 2022 and 2021 was 1.35% and 1.56%, respectively. We were in compliance with our debt covenants as of January 31, 2022.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Retirement Plans
Pension Plan
Our non-contributory, single employer defined benefit pension plan covers certain of our employees in the U.S. The net periodic pension cost for this plan for the three months ended January 31, 2022 and 2021 was as follows (in thousands):

	Three Months Ended
	January 31,
	2022	2021
Service cost	$216	$212
Interest cost	202	189
Expected return on plan assets	(498)	(490)
Amortization of net loss	1	36
Net periodic pension benefit	$(79)	$(53)
During September 2021, we contributed $0.5 million to fund our plan. During fiscal 2022, we do not expect to need to make a contribution to the pension plan to maintain targeted funding levels and meet minimum contribution requirements.
Other Plans
We also have a supplemental benefit plan covering certain executive officers and key employees and a non-qualified deferred compensation plan covering members of the Board of Directors and certain key employees. As of January 31, 2022 and October 31, 2021, our liability under the supplemental benefit plan was approximately $2.9 million. As of January 31, 2022 and October 31, 2021, the liability associated with the deferred compensation plan was approximately $3.4 million. We record the current portion of liabilities associated with these plans under the caption “Accrued Liabilities,” and the long-term portion under the caption “Other Liabilities” in the accompanying condensed consolidated balance sheets.
6. Income Taxes
To determine our income tax expense or benefit for interim periods, consistent with accounting standards, we apply the estimated annual effective income tax rate to year-to-date results, adjusted for any applicable discrete items. Our estimated annual effective tax rates from continuing operations for the three months ended January 31, 2022 and 2021 were 25.3% and 26.0%, respectively. The difference between our effective income tax rate and the U.S. federal statutory rate of 21% principally results from discrete tax items, U.S. state tax, non-U.S. tax rate differential and other permanent differences. The primary discrete items affecting the 2022 effective rate were a charge of $0.5 million related to the vesting or exercise of equity-based compensation awards and a benefit of $0.3 million for the true-up of our accruals and related deferred taxes from prior year. The 2021 effective tax rate was primarily impacted by a discrete benefit of $0.5 million related to the vesting or exercise of equity-based compensation awards and a charge of $0.8 million for the true-up of our deferred taxes from prior year filings.
As of January 31, 2022, our liability for uncertain tax positions (UTP) of $1.4 million relates to certain U.S. federal and state tax items regarding the interpretation of tax laws and regulations, including a minimal amount of interest and penalties. We include all interest and penalties related to uncertain tax benefits within our income tax provision account. To the extent interest and penalties are not assessed with respect to uncertain tax positions or the uncertainty of deductions in the future, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. Our total unrecognized tax benefits, if recognized, would not materially affect our effective tax rate. We do not believe that the recorded amount of unrecognized tax benefits will decrease significantly within the next twelve months.
We evaluate the likelihood of realization of our deferred tax assets by considering both positive and negative evidence. We maintain a valuation allowance for certain state net operating losses which totaled $1.3 million as of January 31, 2022 and October 31, 2021.

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
Carrying amounts reported on the balance sheet for cash, cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. Our outstanding debt is variable rate debt that re-

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
prices frequently, thereby limiting our exposure to significant change in interest rate risk. As a result, the fair value of our debt instrument approximates carrying value at January 31, 2022, and October 31, 2021 (Level 2 measurement).
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
A summary of non-vested restricted stock awards activity during the three months ended January 31, 2022 is presented below:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value per Share
Non-vested at October 31, 2021	216,400	$17.28
Granted	84,400	22.54
Forfeited	—	—
Vested	(84,200)	13.63
Non-vested at January 31, 2022	216,600	$20.75
The total weighted average grant-date fair value of restricted stock awards that vested during each of the three months ended January 31, 2022 and 2021 was $1.1 million and $0.9 million, respectively. As of January 31, 2022, total unrecognized compensation cost related to unamortized restricted stock awards was $3.0 million. We expect to recognize this expense over the remaining weighted average vesting period of 2.4 years.
Stock Options
Historically, stock options have been awarded to key employees, officers and non-employee directors. In December 2017, the Compensation & Management Development Committee of the Board of Directors approved a change to the long-term incentive award program eliminating the grant of stock options and replacing this award with a grant of performance restricted stock units and performance shares as further described below. As a result, the final stock options were granted during the fiscal year ended October 31, 2017. Stock options typically vested ratably over a three-year period with service and continued employment as the vesting conditions. Our stock options may be exercised up to a maximum of ten years from the date of grant. The fair value of the stock options was determined on the grant date and expensed over the vesting period resulting in an increase in additional paid-in-capital. For employees who were nearing retirement-eligibility, we recognized stock option expense ratably over the shorter of the vesting period or the period from the grant-date to the retirement-eligibility date.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
We use a Black-Scholes pricing model to estimate the fair value of stock options. A description of the methodology for the valuation assumptions was disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021.
The following table summarizes our stock option activity for the three months ended January 31, 2022:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000s)
Outstanding at October 31, 2021	218,304	$19.37
Granted	—	$—
Exercised	(2,750)	20.01
Forfeited/Expired	(500)	18.22
Outstanding at January 31, 2022	215,054	$19.37	3.2	$520
Vested at January 31, 2022	215,054	$19.37	3.2	$520
Exercisable at January 31, 2022	215,054	$19.37	3.2	$520
Intrinsic value is the amount by which the market price of the common stock on the date of exercise exceeds the exercise price of the stock option. The total intrinsic value of stock options exercised during the three months ended January 31, 2022 and 2021 was less than $0.1 million and $2.3 million, respectively.
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
During the three months ended January 31, 2022 and 2021, non-employee directors received 33,579 and 28,826 restricted stock units, respectively, at a grant date fair value of $22.54 per share and $18.79 per share, respectively, which vested immediately. As of January 31, 2022, there were 21,774 non-vested restricted stock units, which were awarded in January 2020 to key employees at a weighted average grant date fair value of $17.08. During the three months ended January 31, 2022 and January 31, 2021, we paid $0.1 million to settle vested restricted stock units.
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
The following table summarizes our performance share grants and the grant date fair value for the RONA performance metrics:

Grant Date	Shares Awarded	Grant Date Fair Value	Shares Forfeited
December 5, 2019	55,900	$19.40	5,300
December 2, 2020	65,300	$20.68	—
December 9, 2021	80,900	$22.54	—

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
In December 2021, 183,000 shares vested pursuant to the December 2018 grant, which were settled with a cash payment of $3.8 million.
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

Vesting Level	Vesting Criteria	Percentage of Award Vested
Level 1	A-TSR greater than or equal to 50%	150%
Level 2	A-TSR less than 50% and greater than or equal to 20%	100%
Level 3	A-TSR less than 20% and greater than or equal to -20%	50%
Level 4	A-TSR less than -20%	—%
The following table summarizes our performance restricted stock unit grants and the grant date fair value for the A-TSR performance metric:

Grant Date	Shares Awarded	Grant Date Fair Value	Shares Forfeited
December 5, 2019	35,000	$19.40	—
December 2, 2020	38,400	$20.68	—
December 9, 2021	50,900	$21.06	—
During the three months ended January 31, 2022, 87,919 performance restricted stock units vested.
The performance restricted stock units are not considered outstanding shares, do not have voting rights, and are excluded from diluted weighted-average shares used to calculate earnings per share until the performance criteria is probable to result in the issuance of contingent shares. As of January 31, 2022, we have deemed 33,093 shares related to the December 2019 grant of performance restricted stock units as probable to vest.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes amounts expensed as selling, general and administrative expense related to restricted stock awards, stock options, restricted stock units, performance share awards and performance restricted stock units for the three months ended January 31, 2022 and 2021 (in thousands):

	Three Months Ended
	January 31,
	2021	2020
Restricted stock awards	$348	$302
Stock options	—	—
Restricted stock units	994	1,284
Performance share awards	1,340	2,685
Performance restricted stock units	204	171
Total compensation expense	$2,886	$4,442
Treasury Shares
We record treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Shares are generally issued from treasury stock at the time of grant of restricted stock awards, upon the exercise of stock options, and upon the vesting of performance shares and performance restricted stock units. On the subsequent issuance of treasury shares, we record proceeds in excess of cost as an increase in additional paid in capital. A deficiency of such proceeds relative to costs would be applied to reduce paid-in-capital associated with prior issuances to the extent available, with the remainder recorded as a charge to retained earnings. There were no charges to retained earnings during the three months ended January 31, 2022.
The following table summarizes the treasury stock activity during the three months ended January 31, 2022:

Three Months Ended
January 31, 2022
Beginning Balance as of November 1, 2021	3,998,725
Restricted stock awards granted	(84,400)
Performance restricted stock units vested	(87,919)
Stock options exercised	(2,750)
Balance at January 31, 2022	3,823,656

10. Other, net
Other, net on the condensed consolidated statements of income consisted of the following for the three months ended January 31, 2022 and 2021 (in thousands):

	Three Months Ended
	January 31,
	2022	2021
Foreign currency transaction losses	$(41)	$(78)
Pension service benefit	295	265
Interest income	15	3
Other	(215)	2
Other, net	$54	$192

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. Segment Information
We present three reportable business segments (1) NA Fenestration, comprising three operating segments primarily focused on the fenestration market in North America including vinyl profiles, insulating glass spacers, screens & other fenestration components; (2) EU Fenestration, comprising our U.K.-based vinyl extrusion business, manufacturing vinyl profiles & conservatories, and the European insulating glass business manufacturing insulating glass spacers; and (3) NA Cabinet Components, comprising our cabinet door and components operations. We maintain an Unallocated Corporate & Other which includes transaction expenses, stock-based compensation, long-term incentive awards based on the performance of our common stock and other factors, certain severance, legal, and other costs not deemed to be allocable to all segments, depreciation of corporate assets, interest expense, other, net, income taxes and inter-segment eliminations, and executive incentive compensation and medical expense fluctuations relative to planned costs as determined during the annual planning process. Other general and administrative costs associated with the corporate office are allocated to the reportable segments, based upon a relative measure of profitability in order to more accurately reflect each reportable business segment's administrative costs. We allocate corporate expenses to businesses acquired mid-year from the date of acquisition. The accounting policies of our operating segments are the same as those used to prepare the accompanying condensed consolidated financial statements. Corporate general and administrative expense allocated during the three month period ended January 31, 2022 was $5.8 million, and $5.2 million for the comparable prior year period.
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
Segment information for the three months ended January 31, 2022 and 2021, and total assets as of January 31, 2022 and October 31, 2021 are summarized in the following table (in thousands):

	NA Fenestration	EU Fenestration	NA Cabinet Comp.	Unallocated Corp. & Other	Total
Three Months Ended January 31, 2022
Net sales	$146,631	$58,914	$62,353	$(858)	$267,040
Depreciation and amortization	4,139	2,569	3,463	86	10,257
Operating income (loss)	12,151	7,815	(1,453)	(4,387)	14,126
Capital expenditures	5,305	954	1,073	38	7,370
Three Months Ended January 31, 2021
Net sales	$128,116	$49,091	$53,994	$(1,054)	$230,147
Depreciation and amortization	5,111	2,518	3,270	116	11,015
Operating income (loss)	11,203	8,187	(13)	(7,542)	11,835
Capital expenditures	2,820	472	1,953	1	5,246
As of January 31, 2022
Total assets	$282,033	$229,515	$179,410	$27,314	$718,272
As of October 31, 2021
Total assets	$268,773	$236,755	$178,671	$33,124	$717,323

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes the change in the carrying amount of goodwill by reportable business segment for the three months ended January 31, 2022 (in thousands):

	NA Fenestration	EU Fenestration	NA Cabinet Comp.	Unallocated Corp. & Other	Total
Balance as of October 31, 2021	$38,712	$71,346	$39,147	$—	$149,205
Foreign currency translation adjustment	—	(1,412)	—	—	(1,412)
Balance as of January 31, 2022	$38,712	$69,934	$39,147	$—	$147,793
For further details of Goodwill, see Note 3, “Goodwill & Intangible Assets”, located herewith.
We did not allocate non-operating loss or income tax benefit to the reportable segments. The following table reconciles operating income as reported above to net income for the three months ended January 31, 2022 and 2021 (in thousands):

	Three Months Ended
	January 31,
	2022	2021
Operating income	$14,126	$11,835
Interest expense	(523)	(751)
Other, net	54	192
Income tax expense	(2,418)	(3,424)
Net income	$11,239	$7,852

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
Basic and diluted earnings per share for the three months ended January 31, 2022 and 2021 were calculated as follows (in thousands, except per share data):

	Net Income	Weighted Average Shares	Per Share
Three Months Ended January 31, 2022
Basic earnings per common share	$11,239	33,124	$0.34
Effect of dilutive securities:
Stock options	—	34	—
Restricted stock awards	—	107	—
Performance restricted stock units	—	33	—
Diluted earnings per common share	$11,239	33,298	$0.34
Three Months Ended January 31, 2021
Basic earnings per common share	$7,852	32,872	$0.24
Effect of dilutive securities:
Stock options	—	164	—
Restricted stock awards	—	105	—
Performance restricted stock units	—	71	—
Diluted earnings per common share	$7,852	33,212	$0.24

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

We do not include equity instruments in our calculation of diluted earnings per share if those instruments would be anti-dilutive. Such dilution is dependent on the excess of the market price of our stock over the exercise price and other components of the treasury stock method. There were no anti-dilutive instruments for the three months ended January 31, 2022 and 2021.

13. New Accounting Guidance
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standards setting bodies that we adopt as of the specified effective date. We did not adopt any new accounting pronouncements during the three months ended January 31, 2022. As of January 31, 2022, we believe the impact of any recently issued standards that are not yet effective are either not applicable to us at this time or will not have a material impact on our condensed consolidated financial statements upon adoption.

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
•changes in availability and prices of raw material including inflationary pressures and supply chain challenges, which could be exacerbated by political or global unrest such as the current situation in Ukraine;
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
For information on additional factors that could cause actual results to differ materially, please refer to the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes as of January 31, 2022, and for the three months ended January 31, 2022 and 2021, included elsewhere herein. For additional information pertaining to our business, including risk factors which should be considered before investing in our common stock, refer to our Annual Report on Form 10-K for the fiscal year ended October 31, 2021.
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
In January 2022, the NAHB forecasted calendar-year housing starts to be 1.6 million for the 2022 and 2023 calendar-years. In February 2022, the Ducker forecast indicated that total window shipments are expected to increase approximately 9% for calendar-year 2021 and approximately 6% in 2022 and 2% in 2023. The estimated increase in window shipments for the year ended December 31, 2022 includes an increase in new construction shipments of approximately 5% and an increase in R&R shipments of approximately 6%. In February 2022, Catalina Research estimated that residential semi-custom cabinet demand in the U.S. is estimated to increase 9% in 2021 and 4% in 2022.
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
Given the lack of comparable precedent, it is difficult for us to predict the future impacts on our U.K. based operations, which accounted for approximately 20% of our total sales for the year ended October 31, 2021. Since we manufacture and sell a majority of our U.K. products within the U.K., there is minimal risk to our ability to physically deliver goods and complete sales. The primary risk mitigation focus for our U.K. operations centers on the availability and pricing of raw materials. While we source the majority of our raw materials from within the U.K., many of the primary upstream raw materials our vendors use are being sourced from outside of the U.K., which could expose us to cross-border issues and raw material price impacts. We will mitigate this potential impact of Brexit on the import of goods to the U.K. by strategically managing our inventory levels and logistical channels.
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

Three Months Ended January 31, 2022 Compared to Three Months Ended January 31, 2021

	Three Months Ended January 31,
	2022	2021	Change $	% Variance
	(Dollars in millions)
Net sales	$267.0	$230.1	$36.9	16%
Cost of sales (excluding depreciation and amortization)	211.8	176.4	35.4	(20)%
Selling, general and administrative	30.8	30.9	(0.1)	—%
Depreciation and amortization	10.3	11.0	(0.7)	6%
Operating income	14.1	11.8	2.3	19%
Interest expense	(0.5)	(0.7)	0.2	29%
Other, net	—	0.2	(0.2)	(100)%
Income tax expense	(2.4)	(3.4)	1.0	29%
Net income	$11.2	$7.9	$3.3	42%
Our period-over-period results by reportable segment follow.
Changes Related to Operating Income by Reportable Segment:
NA Fenestration

	Three Months Ended January 31,
	2022	2021	$ Change	% Variance
	(Dollars in millions)
Net sales	$146.6	$128.1	$18.5	14%
Cost of sales (excluding depreciation and amortization)	116.0	99.4	16.6	(17)%
Selling, general and administrative	14.4	12.4	2.0	(16)%
Depreciation and amortization	4.1	5.1	(1.0)	20%
Operating income	$12.1	$11.2	$0.9	8%
Operating income margin	8%	9%
Net Sales. Net sales increased $18.5 million, or 14%, for the three months ended January 31, 2022 compared to the same period in 2021, which was primarily driven by an increase in price and raw material surcharges of $10.6 million and a $7.9 million increase in volumes.
Cost of Sales. The cost of sales increased $16.6 million, or 17%, for the three months ended January 31, 2022 as compared to the same period in 2021. Cost of sales, including labor, increased primarily due to higher volumes during the period as well as the inflation of raw materials.
Selling, General and Administrative. Selling, general and administrative expenses increased $2.0 million, or 16%, for the three months ended January 31, 2022 as compared to the same period in 2021. This increase was due primarily to higher professional fees and compensation year-over-year.
Depreciation and Amortization. Depreciation and amortization expense decreased $1.0 million, or 20%, for the three months ended January 31, 2022 as compared to the same period in 2021, reflecting the run-off of depreciation expense related to existing assets and disposals during the period.

EU Fenestration

	Three Months Ended January 31,
	2022	2021	$ Change	Variance %
	(Dollars in millions)
Net sales	$58.9	$49.1	$9.8	20%
Cost of sales (excluding depreciation and amortization)	41.2	31.8	9.4	(30)%
Selling, general and administrative	7.3	6.6	0.7	(11)%
Depreciation and amortization	2.6	2.5	0.1	(4)%
Operating income	$7.8	$8.2	$(0.4)	(5)%
Operating income margin	13%	17%
Net Sales. Net sales increased $9.8 million, or 20%, comparing the three months ended January 31, 2022 to the same period in 2021, which was primarily driven by a $8.7 million increase in volumes, including a recovery from prior year COVID-19 impacts, and $1.7 million of base price increases partially offset by $0.6 million of foreign currency rate changes.
Cost of Sales. The cost of sales increased $9.4 million, or 30%, for the three months ended January 31, 2022 compared to the same period in 2021. Cost of sales increased primarily due to higher volumes during the period as well as the inflation of raw materials.
Selling, General and Administrative. Selling, general and administrative expense increased $0.7 million, or 11%, for the three months ended January 31, 2022 compared to the same period in 2021. The increase is primarily due to higher compensation, general expenses and foreign currency impacts year-over-year.
NA Cabinet Components

	Three Months Ended January 31,
	2022	2021	$ Change	Variance %
	(Dollars in millions)
Net sales	$62.4	$54.0	$8.4	16%
Cost of sales (excluding depreciation and amortization)	55.0	45.9	9.1	(20)%
Selling, general and administrative	5.2	4.9	0.3	(6)%
Depreciation and amortization	3.5	3.3	0.2	(6)%
Operating loss	$(1.3)	$(0.1)	$(1.2)	(1,200)%
Operating loss margin	(2)%	—%
Net Sales. Net sales increased $8.4 million, or 16%, for the three months ended January 31, 2022 compared to the same period in 2021, which was driven by a $14.3 million increase in price and raw material indexes partially offset by $6.0 million decrease in volumes.
Cost of Sales. Cost of sales increased $9.1 million, or 20%, for the three months ended January 31, 2022 compared with the same period in 2021, primarily as a result of higher volumes and lumber price inflation, which are recovered on a lag, partially offset by a decrease in volumes.
Selling, General and Administrative. Selling, general and administrative expense increased $0.3 million, or 6%, for the three months ended January 31, 2022 compared to the same period in 2021 due to an increase in general expenses year-over-year.

Unallocated Corporate & Other

	Three Months Ended January 31,
	2022	2021	$ Change	Variance %
	(Dollars in millions)
Net sales	$(0.9)	$(1.1)	$0.2	18%
Cost of sales (excluding depreciation and amortization)	(0.4)	(0.7)	0.3	(43)%
Selling, general and administrative	3.9	7.0	(3.1)	(44)%
Depreciation and amortization	0.1	0.1	—	—%
Operating loss	$(4.5)	$(7.5)	$3.0	40%
Net Sales. Net sales for Unallocated Corporate & Other represents the elimination of inter-segment sales for the three months ended January 31, 2022 and 2021.
Cost of Sales. Cost of sales for Unallocated Corporate & Other consists of the elimination of inter-segment sales, profit in inventory, and other costs.
Selling, General and Administrative. Selling, general and administrative expenses decreased $3.1 million, or 44%, for the three months ended January 31, 2022 compared to the same period in 2021. This decrease is attributable to $2.3 million of decreased compensation expense related to the valuations of our stock based compensation awards during the three months ended January 31, 2022 as compared to the prior year period. Additionally, we recorded a $1.4 million loss on the sale of a plant during the three months ended January 31, 2021, for which we did not have a comparable expense in the corresponding three months ended January 31, 2022. These decreases were partially offset by an increase in medical expenses of $0.5 million due to higher claims activity year over year.
Changes related to Non-Operating Items:
Interest Expense. Interest expense decreased $0.2 million for the three months ended January 31, 2022 compared to the same period in 2021 as a result of lower borrowings outstanding during the period and lower interest rates.
Income Taxes. We recorded income tax expense of $2.4 million on pre-tax income of $13.6 million for the three months ended January 31, 2022, an effective rate of 17.7%, and income tax expense of $3.4 million on a pre-tax income of $11.3 million for the three months ended January 31, 2021, an effective rate of 30.4%. The $1.0 million decrease in income tax expense year-over-year was primarily driven by the benefit from the vesting or exercise of equity-based compensation awards.
Liquidity and Capital Resources
Overview
Historically, our principal sources of funds have been cash on hand, cash flow from operations, and borrowings under our credit facilities.
We maintain a $325.0 million revolving credit facility (the Credit Facility) that matures in 2023 (5-year term) and requires interest payments calculated at a variable market rate depending upon our Consolidated Leverage Ratio. The applicable rate during the three months ended January 31, 2022 was LIBOR + 1.25%. Our cost of capital could increase depending upon the Consolidated Leverage Ratio at the end of any given quarter. In addition to the Consolidated Leverage Ratio covenant, we are required to meet a Consolidated Interest Coverage Ratio covenant, and there are limitations on certain transactions including our ability to incur indebtedness, incur liens, dispose of material assets, acquire businesses, make restricted payments and pay dividends (limited to $20.0 million per year). We are amortizing deferred financing fees of $0.5 million straight-line over the remaining term of the facility. For further details of the Credit Facility, refer to Note 4, “Debt and Finance Lease Obligations” to the accompanying unaudited condensed consolidated financial statements contained elsewhere herein.
As of January 31, 2022, we had $31.7 million of cash and equivalents, $63.0 million outstanding under the Credit Facility, $4.5 million of outstanding letters of credit and $15.0 million outstanding under finance leases and other debt. We had $257.5 million available for use under the Credit Facility at January 31, 2022.
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

We repatriated $1.2 million and $1.0 million of foreign cash during the three months ended January 31, 2022 and 2021, respectively. We expect to repatriate excess cash moving forward and use the funds to retire debt or meet current working capital needs. In the U.K., we insure against a portion of our credit losses. We believe our business model, our current cash reserves and the recent steps we have taken to strengthen our balance sheet leave us well-positioned to manage our business and remain in compliance with our debt covenants.
Analysis of Cash Flow
The following table summarizes our cash flow results for the three months ended January 31, 2022 and 2021:

	Three Months Ended
	January 31,
	2022	2021
	(In millions)
Cash used for operating activities	$(21.7)	$(3.4)
Cash used for investing activities	$(7.4)	$(5.2)
Cash provided by (used for) financing activities	$20.9	$(0.6)
Operating Activities. Cash used for operating activities for the three months ended January 31, 2022 increased $18.3 million compared to the three months ended January 31, 2021. The increase in cash used for operating activities is primarily due to an increase in working capital partially offset by higher net income year-over-year due to increased demand. The increase in working capital was largely driven by an inventory build and raw material price inflation and a higher payout of accrued incentives.
Investing Activities. Cash used for investing activities increased $2.2 million for the three months ended January 31, 2022 compared to the same period in 2021, primarily as a result an increase in capital expenditures.
Financing Activities. Cash provided by financing activities was $20.9 million for the three months ended January 31, 2022, which included $24.8 million of net debt borrowings partially offset by $2.6 million of dividends paid to our shareholders and $1.4 million of payroll tax paid to settle shares forfeited upon vesting of stock.
Liquidity Requirements
Historically, our strategy for deploying cash has been to invest in organic growth opportunities, develop our infrastructure, and explore strategic acquisitions. Other uses of cash include paying cash dividends to our shareholders and repurchasing our common stock. During the three months ended January 31, 2022 and 2021, we repatriated $1.2 million and $1.0 million, respectively, of foreign earnings from our foreign locations. We maintain cash balances in foreign countries which total $9.0 million as of January 31, 2022.
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
For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended October 31, 2021. Our critical accounting policies and estimates have not changed materially during the three months ended January 31, 2022.

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

New Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standards setting bodies that we adopt as of the specified effective date. We did not adopt any new accounting pronouncements during the three months ended January 31, 2022. As of January 31, 2022, we believe the impact of any recently issued standards that are not yet effective are either not applicable to us at this time or will not have a material impact on our condensed consolidated financial statements upon adoption.

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
Interest Rate Risk
Our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Based upon the balances of the variable rate debt at January 31, 2022, a hypothetical 1.0% increase or decrease in interest rates could result in approximately $0.6 million of additional pretax charges or credit to our net income per year. This sensitivity is impacted by the amount of borrowings under our credit facilities, and amounts outstanding under finance leases.
Foreign Currency Rate Risk
Our international operations have exposure to foreign currency rate risks, primarily due to fluctuations in the Euro, the British Pound Sterling and the Canadian Dollar. From time to time, we enter into foreign exchange contracts associated with our operations to manage a portion of the foreign currency rate risk. There were no corresponding foreign currency derivatives recorded on the Condensed Consolidated Balance Sheet as of October 31, 2021 or January 31, 2022. These foreign currency derivative contracts hedge cross-border intercompany and commercial activity for our insulating glass spacer business. Although these derivatives hedge our exposure to fluctuations in foreign currency rates, we do not apply hedge accounting and therefore, the change in the fair value of these foreign currency derivatives is recorded directly to other income and expense in the accompanying condensed consolidated statements of income. To the extent the gain or loss on the derivative instrument offsets the gain or loss from the re-measurement of the underlying foreign currency balance, changes in exchange rates should have no effect.
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
We have begun implementing additional programs for other raw materials to facilitate more accurate pricing and reduce our exposure to changing material costs when necessary, however these are also subject to timing lags. While we maintain surcharges and other adjusters to manage our exposure to changes in the prices of our critical raw materials, we use several commodities in our business that are not covered by contractual surcharges or adjusters for which pricing can fluctuate, including PVC compound micro ingredients, silicone and other inputs. Further discussion of our industry risks is included within our Annual Report on Form 10-K for the fiscal year ended October 31, 2021.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (1934 Act) as of January 31, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2022, the disclosure controls and procedures are effective.
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

QUANEX BUILDING PRODUCTS CORPORATION

Date:	March 4, 2022	/s/ Scott M. Zuehlke
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

4.4
Amendment No. 2 to Amended and Restated Credit Agreement dated as of December 28, 2021 by and among Quanex Building Products Corporation, the lenders thereto and Wells Fargo Bank, National Association as Agent, filed as Exhibit 10.1 of the Registrant's Current Report on Form 8-K (Reg. No. 001-33913) as filed with the Securities and Exchange Commission on January 3. 2022, and incorporated herein by reference.

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