Form 10-Q
period 2022-04-30
Quanex Building Products CORP
filed 2022-06-03
CIK 1423221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________
FORM 10-Q
 ________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
The number of shares outstanding of the registrant's Common Stock as of May 31, 2022 was 33,318,387.

QUANEX BUILDING PRODUCTS CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 30, 2022	October 31, 2021
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$38,900	$40,061
Accounts receivable, net of allowance for credit losses of $758 and $340	118,195	108,309
Inventories, net	130,383	92,529
Prepaid and other current assets	11,442	8,148
Total current assets	298,920	249,047
Property, plant and equipment, net of accumulated depreciation of $339,470 and $336,493	170,307	178,630
Operating lease right-of-use assets	48,582	52,708
Goodwill	143,268	149,205
Intangible assets, net	73,581	82,410
Other assets	5,832	5,323
Total assets	$740,490	$717,323
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$88,956	$86,765
Accrued liabilities	40,740	56,156
Income taxes payable	7,851	6,038
Current maturities of long-term debt	812	846
Current operating lease liabilities	8,229	8,196
Total current liabilities	146,588	158,001
Long-term debt	75,714	52,094
Noncurrent operating lease liabilities	41,369	45,367
Deferred pension and postretirement benefits	4,578	4,737
Deferred income taxes	21,522	21,965
Other liabilities	14,545	15,377
Total liabilities	304,316	297,541
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, shares authorized 1,000,000; issued and outstanding - none	—	—
Common stock, $0.01 par value, shares authorized 125,000,000; issued 37,211,056 and 37,273,510, respectively; outstanding 33,318,387 and 33,274,785, respectively	373	373
Additional paid-in-capital	250,756	254,162
Retained earnings	292,221	259,718
Accumulated other comprehensive loss	(36,197)	(21,770)
Less: Treasury stock at cost, 3,892,669 and 3,998,725 shares, respectively	(70,979)	(72,701)
Total stockholders’ equity	436,174	419,782
Total liabilities and stockholders' equity	$740,490	$717,323

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2022	2021	2022	2021
	(In thousands, except per share amounts)
Net sales	$322,893	$270,357	$589,933	$500,504
Cost and expenses:
Cost of sales (excluding depreciation and amortization)	249,651	208,460	461,485	384,857
Selling, general and administrative	28,129	29,672	58,952	60,533
Restructuring charges	—	—	—	39
Depreciation and amortization	10,563	10,845	20,820	21,860
Operating income	34,550	21,380	48,676	33,215
Non-operating (expense) income:
Interest expense	(602)	(640)	(1,125)	(1,391)
Other, net	453	265	507	457
Income before income taxes	34,401	21,005	48,058	32,281
Income tax expense	(7,879)	(6,454)	(10,297)	(9,878)
Net income	$26,522	$14,551	$37,761	$22,403

Basic earnings per common share	$0.80	$0.44	$1.14	$0.68

Diluted earnings per common share	$0.80	$0.43	$1.13	$0.67

Weighted-average common shares outstanding:
Basic	33,157	33,355	33,140	33,110
Diluted	33,291	33,637	33,292	33,444

Cash dividends per share	$0.08	$0.08	$0.16	$0.16

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2022	2021	2022	2021
	(In thousands)
Net income	$26,522	$14,551	$37,761	$22,403
Other comprehensive (loss)income:
Foreign currency translation (loss) gain	(11,268)	1,032	(14,427)	9,632
Other comprehensive (loss) income	(11,268)	1,032	(14,427)	9,632
Comprehensive income	$15,254	$15,583	$23,334	$32,035

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	April 30,
	2022	2021
	(In thousands)
Operating activities:
Net income	$37,761	$22,403
Adjustments to reconcile net income to cash (used for) provided by operating activities:
Depreciation and amortization	20,820	21,860
Stock-based compensation	1,124	970
Deferred income tax	583	2,339
Other, net	1,534	5,049
Changes in assets and liabilities:
Increase in accounts receivable	(13,008)	(6,726)
Increase in inventory	(39,771)	(18,265)
Increase in other current assets	(3,541)	(2,013)
Increase in accounts payable	7,381	5,584
(Decrease) increase in accrued liabilities	(15,984)	994
Increase (decrease) in income taxes payable	1,679	(4,071)
Decrease in deferred pension and postretirement benefits	(159)	(104)
Increase in other long-term liabilities	443	642
Other, net	(743)	298
Cash (used for) provided by operating activities	(1,881)	28,960
Investing activities:
Capital expenditures	(13,785)	(9,799)
Proceeds from disposition of capital assets	36	1,665
Cash used for investing activities	(13,749)	(8,134)
Financing activities:
Borrowings under credit facilities	70,500	—
Repayments of credit facility borrowings	(45,500)	(30,000)
Repayments of other long-term debt	(432)	(605)
Common stock dividends paid	(5,258)	(5,330)
Issuance of common stock	173	16,123
Payroll tax paid to settle shares forfeited upon vesting of stock	(1,412)	(492)
Purchase of treasury stock	(1,569)	(3,968)
Cash provided by (used for) financing activities	16,502	(24,272)
Effect of exchange rate changes on cash and cash equivalents	(2,033)	1,083
Decrease in cash and cash equivalents	(1,161)	(2,363)
Cash and cash equivalents at beginning of period	40,061	51,621
Cash and cash equivalents at end of period	$38,900	$49,258

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

Six Months Ended April 30, 2022	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	(In thousands, no per share amounts shown except in verbiage)
Balance at October 31, 2021	$373	$254,162	$259,718	$(21,770)	$(72,701)	$419,782
Net income	—	—	11,239	—	—	11,239
Foreign currency translation adjustment	—	—	—	(3,159)	—	(3,159)
Common dividends ($0.08 per share)	—	—	(2,587)	—	—	(2,587)
Stock-based compensation activity:
Expense related to stock-based compensation	—	552	—	—	—	552
Stock options exercised	—	5	—	—	50	55
Restricted stock awards granted	—	(1,534)	—	—	1,534	—
Performance restricted stock units vested	—	(1,598)	—	—	1,598	—
Other	—	(1,383)	—	—	—	(1,383)
Balance at January 31, 2022	$373	$250,204	$268,370	$(24,929)	$(69,519)	$424,499
Net income	—	—	26,522	—	—	26,522
Foreign currency translation adjustment	—	—	—	(11,268)	—	(11,268)
Common dividends ($0.08 per share)	—	—	(2,671)	—	—	(2,671)
Purchase of treasury stock	—	—	—	—	(1,569)	(1,569)
Stock-based compensation activity:
Expense related to stock-based compensation	—	572	—	—	—	572
Stock options exercised	—	9	—	—	109	118
Other	—	(29)	—	—	—	(29)
Balance at April 30, 2022	$373	$250,756	$292,221	$(36,197)	$(70,979)	$436,174

Six Months Ended April, 2021	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	(In thousands, no per share amounts shown except in verbiage)
Balance at October 31, 2020	$373	$253,458	$213,517	$(33,024)	$(78,565)	$355,759
Net income	—	—	7,852	—	—	7,852
Foreign currency translation adjustment	—	—	—	8,600	—	8,600
Common dividends ($0.08 per share)	—	—	(2,637)	—	—	(2,637)
Treasury shares purchased, at cost	—	—	—	—	(1,927)	(1,927)
Stock-based compensation activity:
Expense related to stock-based compensation	—	523	—	—	—	523
Stock options exercised	—	635	—	—	9,395	10,030
Restricted stock awards granted	—	(1,282)	—	—	1,282	—
Performance restricted stock units vested	—	(565)	—	—	565	—
Other	—	(492)	—	—	—	(492)
Balance at January 31, 2021	$373	$252,277	$218,732	$(24,424)	$(69,250)	$377,708
Net income	—	—	14,551	—	—	14,551
Foreign currency translation adjustment	—	—	—	1,032	—	1,032
Common dividends ($0.08 per share)	—	—	(2,693)	—	—	(2,693)
Purchase of treasury stock	—	—	—	—	(2,041)	(2,041)
Stock-based compensation activity:
Expense related to stock-based compensation	—	447	—	—	—	447
Stock options exercised	—	423	—	—	5,670	6,093
Balance at April 30, 2021	$373	$253,147	$230,590	$(23,392)	$(65,621)	$395,097

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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes our product sales for the three and six months ended April 30, 2022 and 2021 into groupings by segment which we believe depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors. For further details regarding our results by segment, refer to Note 11, “Segment Information”.

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2022	2021	2022	2021
	(In thousands)
North American Fenestration:
United States - fenestration	$156,843	$128,218	$285,210	$240,518
International - fenestration	11,094	8,397	20,230	16,175
United States - non-fenestration	7,077	6,293	13,793	11,690
International - non-fenestration	2,894	3,235	5,306	5,876
	$177,908	$146,143	$324,539	$274,259
European Fenestration:
International - fenestration	$54,863	$50,835	$99,484	92,189
International - non-fenestration	18,564	10,822	32,857	18,559
	$73,427	$61,657	$132,341	$110,748
North American Cabinet Components:
United States - fenestration	$4,666	$3,497	$8,431	$6,471
United States - non-fenestration	67,383	60,388	125,150	110,890
International - non-fenestration	829	(323)	1,650	195
	$72,878	$63,562	$135,231	$117,556
Unallocated Corporate & Other
Eliminations	$(1,320)	$(1,005)	$(2,178)	$(2,059)
	$(1,320)	$(1,005)	$(2,178)	$(2,059)
Net sales	$322,893	$270,357	$589,933	$500,504
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
Related Parties
Net sales for the six months ended April 30, 2022 included approximately $1.1 million of transactions with a customer which is a related party with one of our non-employee directors. We performed a review of these transactions, of which no single transaction or series of related transactions exceeded $120,000 in amount, and determined that these transactions were enacted independently of each other in fair transactions. We are not aware of any other related party transactions with any of our current non-employee directors or officers outside of their normal business functions or expected contractual duties.
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
The health and safety of our employees are high priorities. In response to the COVID-19 pandemic, we have taken additional measures to limit possible infections at the workplace by implementing social distancing, sanitizing the workspace, and requiring employees to report any COVID-19 symptoms to ensure safety as infection surges dictate. We continue to assess and refine these measures on an ongoing basis as public health guidance and applicable laws and regulations continue to evolve.
As a result of the economic and business impact of COVID-19, including inflation and supply chain impact, we may be required to revise certain accounting estimates and judgments such as, but not limited to, those related to the valuation of goodwill, intangibles, right-of-use assets, long-lived assets, accounts receivable (including allowances for credit losses), and inventory, which could have a material adverse effect on our financial position and results of operations.
2. Inventories
Inventories consisted of the following at April 30, 2022 and October 31, 2021 (in thousands):

	April 30, 2022	October 31, 2021
Raw materials	$75,704	$49,867
Finished goods and work in process	54,312	43,499
Supplies and other	2,137	2,099
Total	132,153	95,465
Less: Inventory reserves	1,770	2,936
Inventories, net	$130,383	$92,529
Fixed costs related to excess manufacturing capacity, if any, have been expensed in the period they were incurred and, therefore, are not capitalized into inventory.
3. Goodwill and Intangible Assets
Goodwill
The change in the carrying amount of goodwill for the six months ended April 30, 2022 was as follows (in thousands):

Six Months Ended
April 30, 2022
Beginning balance as of November 1, 2021	$149,205
Foreign currency translation adjustment	(5,937)
Balance as of the end of the period	$143,268
At our last annual test date, August 31, 2021, we evaluated the recoverability of goodwill at each of our five reporting units with goodwill balances and determined that our goodwill was not impaired. We evaluated for indicators of impairment during the three and six months ended April 30, 2022 and determined that there were no triggering events. For a summary of the change in the carrying amount of goodwill by segment, see Note 11, “Segment Information.”

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Identifiable Intangible Assets
Amortizable intangible assets consisted of the following as of April 30, 2022 and October 31, 2021 (in thousands):

	April 30, 2022		October 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$142,877	$84,938	$146,207	$81,086
Trademarks and trade names	55,403	40,130	56,437	39,589
Patents and other technology	22,465	22,096	22,525	22,084
Total	$220,745	$147,164	$225,169	$142,759
We had aggregate amortization expense related to intangible assets for the three and six months ended April 30, 2022 of $3.0 million and $6.0 million, respectively, and $3.3 million and $6.7 million for the comparable prior year periods.
Estimated remaining amortization expense, based on current intangible balances, for each of the fiscal years ending October 31, is as follows (in thousands):

Estimated Amortization Expense
2022 (remaining six months)	$5,939
2023	11,144
2024	10,392
2025	9,165
2026	9,090
Thereafter	27,851
Total	$73,581

4. Debt and Finance Lease Obligations
Long-term debt consisted of the following at April 30, 2022 and October 31, 2021 (in thousands):

	April 30, 2022	October 31, 2021
Revolving Credit Facility	$63,000	$38,000
Finance lease obligations and other	13,971	15,537
Unamortized deferred financing fees	(445)	(597)
Total debt	$76,526	$52,940
Less: Current maturities of long-term debt	812	846
Long-term debt	$75,714	$52,094
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
As of April 30, 2022, we had $63.0 million of borrowings outstanding under the Credit Facility (reduced by unamortized debt issuance costs of $0.4 million), $4.4 million of outstanding letters of credit and $14.0 million outstanding primarily under finance leases and other debt. We had $257.6 million available for use under the 2018 Credit Facility at April 30, 2022. Outstanding borrowings under the 2018 Credit Facility accrue interest at 1.93% per annum. Our weighted average borrowing rate for borrowings outstanding during the six months ended April 30, 2022 and 2021 was 1.48% and 1.47%, respectively. We were in compliance with our debt covenants as of April 30, 2022.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Retirement Plans
Pension Plan
Our non-contributory, single employer defined benefit pension plan covers certain of our employees in the U.S. The net periodic pension cost for this plan for the three and six months ended April 30, 2022 and 2021 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2022	2021	2022	2021
Service cost	$214	$212	$430	$425
Interest cost	201	189	403	378
Expected return on plan assets	(497)	(490)	(995)	(980)
Amortization of net loss	2	36	3	72
Net periodic pension benefit	$(80)	$(53)	$(159)	$(105)
During September 2021, we contributed $0.5 million to fund our plan. During fiscal 2022, we do not expect to need to make a contribution to the pension plan to maintain targeted funding levels and meet minimum contribution requirements.
Other Plans
We also have a supplemental benefit plan covering certain executive officers and key employees and a non-qualified deferred compensation plan covering members of the Board of Directors and certain key employees. As of April 30, 2022 and October 31, 2021, our liability under the supplemental benefit plan was approximately $2.9 million. As of April 30, 2022 and October 31, 2021, the liability associated with the deferred compensation plan was approximately $3.2 million and $3.4 million, respectively. We record the current portion of liabilities associated with these plans under the caption “Accrued Liabilities,” and the long-term portion under the caption “Other Liabilities” in the accompanying condensed consolidated balance sheets.
6. Income Taxes
To determine our income tax expense or benefit for interim periods, consistent with accounting standards, we apply the estimated annual effective income tax rate to year-to-date results, plus any applicable discrete items, which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statutes of limitations, tax benefits on equity compensation, and increase or decrease in valuation allowances on deferred tax assets. Our annual effective tax rates from continuing operations for the six months ended April 30, 2022 and 2021 were 25.2% and 27.3%, respectively. The difference between our effective income tax rate and the U.S. federal statutory rate of 21% principally results from discrete tax items, U.S. state tax, non-U.S. tax rate differential and other permanent differences. The primary discrete items affecting the 2022 effective rate were a benefit of $0.2 million related to the vesting or exercise of equity-based compensation awards and a benefit of $1.0 million for the true-up of our accruals and related deferred taxes from prior year. The 2021 effective tax rate was primarily impacted by state income taxes and the $0.8 million true-up of our deferred taxes from prior year filings, partially offset by a discrete benefit of $0.6 million related to the vesting or exercise of equity-based compensation awards.
As of April 30, 2022, our liability for uncertain tax positions (UTP) of $1.4 million relates to certain U.S. federal and state tax items regarding the interpretation of tax laws and regulations, including a minimal amount of interest and penalties. We include all interest and penalties related to uncertain tax benefits within our income tax provision account. To the extent interest and penalties are not assessed with respect to uncertain tax positions or the uncertainty of deductions in the future, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. Our total unrecognized tax benefits, if recognized, would not materially affect our effective tax rate. We do not believe that the recorded amount of unrecognized tax benefits will decrease significantly within the next twelve months.
We evaluate the likelihood of realization of our deferred tax assets by considering both positive and negative evidence. We maintain a valuation allowance for certain state net operating losses which totaled $1.3 million as of April 30, 2022 and October 31, 2021.

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
As of April 30, 2022, foreign currency derivatives were being measured on a recurring basis. Less than $0.1 million of foreign currency derivatives were included in total assets as of April 30, 2022. There were no outstanding foreign currency

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
derivatives as of October 31, 2021. All of our derivative contracts are valued using quoted market prices from brokers or exchanges and are classified within Level 2 of the fair value hierarchy.
Carrying amounts reported on the balance sheet for cash, cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. Our outstanding debt is variable rate debt that re-prices frequently, thereby limiting our exposure to significant change in interest rate risk. As a result, the fair value of our debt instrument approximates carrying value at April 30, 2022, and October 31, 2021 (Level 2 measurement).
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
A summary of non-vested restricted stock awards activity during the six months ended April 30, 2022 is presented below:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value per Share
Non-vested at October 31, 2021	216,400	$17.28
Granted	84,400	22.54
Forfeited	—	—
Vested	(88,700)	13.74
Non-vested at April 30, 2022	212,100	$20.86
The total weighted average grant-date fair value of restricted stock awards that vested during each of the six months ended April 30, 2022 and 2021 was $1.2 million and $0.9 million, respectively. As of April 30, 2022, total unrecognized compensation cost related to unamortized restricted stock awards was $2.7 million. We expect to recognize this expense over the remaining weighted average vesting period of 2.1 years.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
The following table summarizes our stock option activity for the six months ended April 30, 2022:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000s)
Outstanding at October 31, 2021	218,304	$19.37
Granted	—	—
Exercised	(8,737)	19.85
Forfeited/Expired	(500)	15.08
Outstanding at April 30, 2022	209,067	$19.36	3.0	$38
Vested at April 30, 2022	209,067	$19.36	3.0	$38
Exercisable at April 30, 2022	209,067	$19.36	3.0	$38
Intrinsic value is the amount by which the market price of the common stock on the date of exercise exceeds the exercise price of the stock option. The total intrinsic value of stock options exercised during the six months ended April 30, 2022 and 2021 was less than $0.1 million and $4.2 million, respectively.
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
During the six months ended April 30, 2022 and 2021, non-employee directors received 36,669 and 28,826 restricted stock units, respectively, at a weighted average grant date fair value of $22.52 per share and $18.79 per share, respectively, which vested immediately. As of April 30, 2022, there were 21,774 non-vested restricted stock units, which were awarded in January 2020 to key employees at a weighted average grant date fair value of $17.08. During the six months ended April 30, 2022 we paid $1.0 million and $0.8 million for the comparable prior year to settle vested restricted stock units.
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
During the six months ended April 30, 2022, 87,919 performance restricted stock units vested.
The performance restricted stock units are not considered outstanding shares, do not have voting rights, and are excluded from diluted weighted-average shares used to calculate earnings per share until the performance criteria is probable to result in the issuance of contingent shares. As of April 30, 2022, we have deemed 27,979 shares related to the December 2019 grant of performance restricted stock units as probable to vest.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes amounts expensed as selling, general and administrative expense related to restricted stock awards, stock options, restricted stock units, performance share awards and performance restricted stock units for the three and six months ended April 30, 2022 and 2021 (in thousands):

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2022	2021	2022	2021
Restricted stock awards	$360	$304	$708	$606
Stock options	—	—	—	—
Restricted stock units	(278)	908	716	2,192
Performance share awards	316	616	1,656	3,301
Performance restricted stock units	212	186	416	357
Total compensation expense	$610	$2,014	$3,496	$6,456
Treasury Shares
We record treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Shares are generally issued from treasury stock at the time of grant of restricted stock awards, upon the exercise of stock options, and upon the vesting of performance shares and performance restricted stock units. On the subsequent issuance of treasury shares, we record proceeds in excess of cost as an increase in additional paid in capital. A deficiency of such proceeds relative to costs would be applied to reduce paid-in-capital associated with prior issuances to the extent available, with the remainder recorded as a charge to retained earnings. There were no charges to retained earnings during the six months ended April 30, 2022.
The following table summarizes the treasury stock activity during the six months ended April 30, 2022:

Six Months Ended
April 30, 2022
Beginning Balance as of November 1, 2021	3,998,725
Restricted stock awards granted	(84,400)
Performance restricted stock units vested	(87,919)
Stock options exercised	(8,737)
Treasury stock repurchases	75,000
Balance at April 30, 2022	3,892,669
10. Other, net
Other, net on the condensed consolidated statements of income consisted of the following for the three and six months ended April 30, 2022 and 2021 (in thousands):

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2022	2021	2022	2021
Foreign currency transaction gains (losses)	$123	$(4)	$82	$(82)
Foreign currency derivative gains	5	—	5	—
Pension service benefit	294	265	589	530
Interest income	—	1	15	4
Other	31	3	(184)	5
Other, net	$453	$265	$507	$457

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. Segment Information
We present three reportable business segments (1) NA Fenestration, comprising three operating segments primarily focused on the fenestration market in North America including vinyl profiles, insulating glass spacers, screens & other fenestration components; (2) EU Fenestration, comprising our U.K.-based vinyl extrusion business, manufacturing vinyl profiles & conservatories, and the European insulating glass business manufacturing insulating glass spacers; and (3) NA Cabinet Components, comprising our cabinet door and components operations. We maintain an Unallocated Corporate & Other which includes transaction expenses, stock-based compensation, long-term incentive awards based on the performance of our common stock and other factors, certain severance, legal, and other costs not deemed to be allocable to all segments, depreciation of corporate assets, interest expense, other, net, income taxes and inter-segment eliminations, and executive incentive compensation and medical expense fluctuations relative to planned costs as determined during the annual planning process. Other general and administrative costs associated with the corporate office are allocated to the reportable segments, based upon a relative measure of profitability in order to more accurately reflect each reportable business segment's administrative costs. We allocate corporate expenses to businesses acquired mid-year from the date of acquisition. The accounting policies of our operating segments are the same as those used to prepare the accompanying condensed consolidated financial statements. Corporate general and administrative expense allocated during the three and six month period ended April 30, 2022 was $5.5 million and $11.3 million, respectively, and $5.4 million and $10.7 million for the comparable prior year periods.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Segment information for the three and six months ended April 30, 2022 and 2021, and total assets as of April 30, 2022 and October 31, 2021 are summarized in the following table (in thousands):

	NA Fenestration	EU Fenestration	NA Cabinet Comp.	Unallocated Corp. & Other	Total
Three Months Ended April 30, 2022
Net sales	$177,908	$73,427	$72,878	$(1,320)	$322,893
Depreciation and amortization	4,038	2,522	3,917	86	10,563
Operating income (loss)	22,221	12,597	568	(836)	34,550
Capital expenditures	3,632	1,252	1,499	32	6,415
Three Months Ended April 30, 2021
Net sales	$146,143	$61,657	$63,562	$(1,005)	$270,357
Depreciation and amortization	4,846	2,607	3,305	87	10,845
Operating income (loss)	15,783	10,250	(284)	(4,369)	21,380
Capital expenditures	2,001	1,268	1,160	124	4,553
Six Months Ended April 30, 2022
Net sales	$324,539	$132,341	$135,231	$(2,178)	$589,933
Depreciation and amortization	8,177	5,091	7,380	172	20,820
Operating income (loss)	34,372	20,412	(885)	(5,223)	48,676
Capital expenditures	8,937	2,206	2,572	70	13,785
Six Months Ended April 30, 2021
Net sales	$274,259	$110,748	$117,556	$(2,059)	$500,504
Depreciation and amortization	9,957	5,125	6,575	203	21,860
Operating income (loss)	26,986	18,437	(297)	(11,911)	33,215
Capital expenditures	4,821	1,740	3,113	125	9,799
As of April 30, 2022
Total assets	$295,186	$225,703	$186,940	$32,661	$740,490
As of October 31, 2021
Total assets	$268,773	$236,755	$178,671	$33,124	$717,323
The following table summarizes the change in the carrying amount of goodwill by reportable business segment for the six months ended April 30, 2022 (in thousands):

	NA Fenestration	EU Fenestration	NA Cabinet Comp.	Unallocated Corp. & Other	Total
Balance as of October 31, 2021	$38,712	$71,346	$39,147	$—	$149,205
Foreign currency translation adjustment	—	(5,937)	—	—	(5,937)
Balance as of April 30, 2022	$38,712	$65,409	$39,147	$—	$143,268
For further details of Goodwill, see Note 3, “Goodwill & Intangible Assets”, located herewith.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
We did not allocate non-operating loss or income tax benefit to the reportable segments. The following table reconciles operating income as reported above to net income for the three and six months ended April 30, 2022 and 2021 (in thousands):

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2022	2021	2022	2021
Operating income	$34,550	$21,380	$48,676	$33,215
Interest expense	(602)	(640)	(1,125)	(1,391)
Other, net	453	265	507	457
Income tax expense	(7,879)	(6,454)	(10,297)	(9,878)
Net income	$26,522	$14,551	$37,761	$22,403

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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Basic and diluted earnings per share for the three and six months ended April 30, 2022 and 2021 were calculated as follows (in thousands, except per share data):

	Net Income	Weighted Average Shares	Per Share
Three Months Ended April 30, 2022
Basic earnings per common share	$26,522	33,157	$0.80
Effect of dilutive securities:
Stock options	—	24	—
Restricted stock awards	—	82	—
Performance restricted stock units	—	28	—
Diluted earnings per common share	$26,522	33,291	$0.80
Three Months Ended April 30, 2021
Basic earnings per common share	$14,551	33,355	$0.44
Effect of dilutive securities:
Stock options	—	78	—
Restricted stock awards	—	112	—
Performance restricted stock units	—	92	—
Diluted earnings per common share	$14,551	33,637	$0.43
Six Months Ended April 30, 2022
Basic earnings per common share	$37,761	33,140	$1.14
Effect of dilutive securities:
Stock options	—	29	—
Restricted stock awards	—	95	—
Performance restricted stock units	—	28	—
Diluted earnings per common share	$37,761	33,292	$1.13
Six Months Ended April 30, 2021
Basic earnings per common share	$22,403	33,110	$0.68
Effect of dilutive securities:
Stock options	—	135	—
Restricted stock awards	—	108	—
Performance restricted stock units	—	91	—
Diluted earnings per common share	$22,403	33,444	$0.67

We do not include equity instruments in our calculation of diluted earnings per share if those instruments would be anti-dilutive. Such dilution is dependent on the excess of the market price of our stock over the exercise price and other components of the treasury stock method. There were no anti-dilutive instruments for the three and six months ended April 30, 2022 and 2021.
13. New Accounting Guidance
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standards setting bodies that we adopt as of the specified effective date. We did not adopt any new accounting pronouncements during the three and six months ended April 30, 2022. As of April 30, 2022, we believe the impact of any recently issued standards that are not yet effective are either not applicable to us at this time or will not have a material impact on our condensed consolidated financial statements upon adoption.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes as of April 30, 2022, and for the three and six months ended April 30, 2022 and 2021, included elsewhere herein. For additional information pertaining to our business, including risk factors which should be considered before investing in our common stock, refer to our Annual Report on Form 10-K for the fiscal year ended October 31, 2021.
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
Recent Transactions and Events
U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. We are continuing to monitor the situation in Ukraine and globally and assessing its potential impact on our business.
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

The war in Ukraine and the impact of COVID-19 on the global economy including inflation and the price of raw materials, supply chain disruptions, and the volatility in interest rates including home mortgage rates are unpredictable and there may be developments outside our control requiring us to adjust our operating plan.
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
In May 2022, the NAHB forecasted calendar-year housing starts to be 1.7 million in 2022 and 1.6 million in both 2023 and 2024 calendar-years. In May 2022, the Ducker forecast indicated that total window shipments are expected to increase approximately 5% for calendar-year 2022 and 2% in 2023. The estimated increase in window shipments for the year ended December 31, 2022 includes an increase in both new construction shipments and R&R shipments of approximately 5%. In May 2022, Catalina Research estimated that residential semi-custom cabinet demand in the U.S. is estimated to increase 2% in 2022.
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

Results of Operations
Three Months Ended April 30, 2022 Compared to Three Months Ended April 30, 2021

	Three Months Ended April 30,
	2022	2021	Change $	% Variance
	(Dollars in millions)
Net sales	$322.9	$270.4	$52.5	19%
Cost of sales (excluding depreciation and amortization)	249.6	208.5	41.1	(20)%
Selling, general and administrative	28.2	29.6	(1.4)	5%
Depreciation and amortization	10.5	10.9	(0.4)	4%
Operating income	34.6	21.4	13.2	62%
Interest expense	(0.6)	(0.6)	—	—%
Other, net	0.5	0.3	0.2	67%
Income tax expense	(7.9)	(6.5)	(1.4)	(22)%
Net income	$26.6	$14.6	$12.0	82%
Our period-over-period results by reportable segment follow.
Changes Related to Operating Income by Reportable Segment:
NA Fenestration

	Three Months Ended April 30,
	2022	2021	$ Change	% Variance
	(Dollars in millions)
Net sales	$177.9	$146.2	$31.7	22%
Cost of sales (excluding depreciation and amortization)	137.5	112.4	25.1	(22)%
Selling, general and administrative	14.1	13.2	0.9	(7)%
Depreciation and amortization	4.1	4.9	(0.8)	16%
Operating income	$22.2	$15.7	$6.5	41%
Operating income margin	12%	11%
Net Sales. Net sales increased $31.7 million, or 22%, for the three months ended April 30, 2022 compared to the same period in 2021, which was primarily driven by an increase in price and raw material surcharges of $21.5 million and a $10.2 million increase in volumes.
Cost of Sales. The cost of sales increased $25.1 million, or 22%, for the three months ended April 30, 2022 compared to the same period in 2021. Cost of sales, including labor, increased primarily due to higher volumes during the period as well as the inflation of raw materials.
Selling, General and Administrative. Selling, general and administrative expenses increased $0.9 million, or 7%, for the three months ended April 30, 2022 compared to the same period in 2021, primarily due to increased general expenses year-over-year.
Depreciation and Amortization. Depreciation and amortization expense decreased $0.8 million for the three months ended April 30, 2022 compared to the same period in 2021, reflecting the run-off of depreciation expense related to existing assets and disposals during the period.

EU Fenestration

	Three Months Ended April 30,
	2022	2021	$ Change	% Variance
	(Dollars in millions)
Net sales	$73.4	$61.6	$11.8	19%
Cost of sales (excluding depreciation and amortization)	49.7	41.4	8.3	(20)%
Selling, general and administrative	8.6	7.4	1.2	(16)%
Depreciation and amortization	2.5	2.6	(0.1)	4%
Operating income	$12.6	$10.2	$2.4	24%
Operating income margin	17%	17%
Net Sales. Net sales increased $11.8 million, or 19%, for the three months ended April 30, 2022 compared to the same period in 2021, which was primarily driven by $14.8 million of base price increases and a $0.3 million increase in volumes partially offset by $3.3 million of foreign currency rate changes.
Cost of Sales. The cost of sales increased $8.3 million, or 20%, for the three months ended April 30, 2022 compared to the same period in 2021. Cost of sales, including labor, increased primarily due to higher volumes during the period as well as the inflation of raw materials.
Selling, General and Administrative. Selling, general and administrative expense increased $1.2 million, or 16%, for the three months ended April 30, 2022 compared to the same period in 2021. The increase is primarily due to higher compensation, general expenses and foreign currency impacts year-over-year.
NA Cabinet Components

	Three Months Ended April 30,
	2022	2021	$ Change	Variance %
	(Dollars in millions)
Net sales	$72.9	$63.6	$9.3	15%
Cost of sales (excluding depreciation and amortization)	63.2	55.1	8.1	(15)%
Selling, general and administrative	5.3	5.3	—	—%
Depreciation and amortization	3.8	3.3	0.5	(15)%
Operating income (loss)	$0.6	$(0.1)	$0.7	700%
Operating income (loss) margin	1%	—%
Net Sales. Net sales increased $9.3 million, or 15%, for the three months ended April 30, 2022 compared to the same period in 2021, which was driven by an increase in price and raw material indexes of $18.3 million partially offset by a $9.0 million decrease in volumes due to labor and material shortages throughout the supply chain.
Cost of Sales. Cost of sales increased $8.1 million, or 15%, for the three months ended April 30, 2022 compared to the same period in 2021. Cost of sales increased primarily due to rising lumber prices, which are recovered on a lag, partially offset by lower volumes during the period.
Selling, General and Administrative. Selling, general and administrative expense was similar to the three months ended April 30, 2022 compared to the same period in 2021.

Unallocated Corporate & Other

	Three Months Ended April 30,
	2022	2021	$ Change	Variance %
	(Dollars in millions)
Net sales	$(1.3)	$(1.0)	$(0.3)	(30)%
Cost of sales (excluding depreciation and amortization)	(0.8)	(0.4)	(0.4)	100%
Selling, general and administrative	0.2	3.7	(3.5)	95%
Depreciation and amortization	0.1	0.1	—	—%
Operating loss	$(0.8)	$(4.4)	$3.6	82%
Net Sales. Net sales for Unallocated Corporate & Other represents the elimination of inter-segment sales for the three months ended April 30, 2022 and 2021.
Cost of Sales. Cost of sales for Unallocated Corporate & Other consists of the elimination of inter-segment sales, profit in inventory, and other costs.
Selling, General and Administrative. Selling, general and administrative expenses decreased $3.5 million, or 95%, for the three months ended April 30, 2022 compared to the same period in 2021. This decrease is primarily attributable to $2.3 million of lower compensation expense including the valuations of our stock based compensation awards, a decrease of $0.8 million related to medical expense claims, and a decrease of $0.5 million related to workers’ compensation claims during the three months ended April 30, 2022 as compared to the prior year period.
Changes related to Non-Operating Items:
Interest Expense. Interest expenses were similar to the three months ended April 30, 2022 compared to the same period in 2021.
Income Taxes. We recorded income tax expense of $7.9 million on pre-tax income of $34.4 million for the three months ended April 30, 2022, an effective rate of 22.9%, and income tax expense of $6.5 million on pre-tax income of $21.0 million for the three months ended April 30, 2021, an effective rate of 30.7%. The $1.4 million increase in income tax expense year-over-year primarily corresponds with the increase in pre-tax income partially offset by a benefit for the true-up of deferred taxes from prior year filings.
Six Months Ended April 30, 2022 Compared to Six Months Ended April 30, 2021

	Six Months Ended April 30,
	2022	2021	Change $	% Variance
	(Dollars in millions)
Net sales	$589.9	$500.5	$89.4	18%
Cost of sales (excluding depreciation and amortization)	461.4	384.9	76.5	(20)%
Selling, general and administrative	59.0	60.5	(1.5)	2%
Depreciation and amortization	20.8	21.9	(1.1)	5%
Operating income	48.7	33.2	15.5	47%
Interest expense	(1.1)	(1.4)	0.3	21%
Other, net	0.5	0.5	—	—%
Income tax expense	(10.3)	(9.9)	(0.4)	(4)%
Net income	$37.8	$22.4	$15.4	69%
Our period-over-period results by reportable segment follow.

Changes Related to Operating Income by Reportable Segment:
NA Fenestration

	Six Months Ended April 30,
	2022	2021	$ Change	% Variance
	(Dollars in millions)
Net sales	$324.5	$274.3	$50.2	18%
Cost of sales (excluding depreciation and amortization)	253.5	211.8	41.7	(20)%
Selling, general and administrative	28.5	25.6	2.9	(11)%
Depreciation and amortization	8.2	10.0	(1.8)	18%
Operating income	$34.3	$26.9	$7.4	28%
Operating income margin	11%	10%
Net Sales. Net sales increased $50.2 million, or 18%, for the six months ended April 30, 2022 compared to the same period in 2021, which was primarily driven by an increase in price and raw material surcharges of $32.8 million and a $17.4 million increase in volumes.
Cost of Sales. The cost of sales increased $41.7 million, or 20%, for the six months ended April 30, 2022 as compared to the same period in 2021. Cost of sales, including labor, increased primarily due to higher volumes during the period as well as the inflation of raw materials.
Selling, General and Administrative. Selling, general and administrative expenses increased $2.9 million, or 11%, for the six months ended April 30, 2022 as compared to the same period in 2021. This increase was due primarily to higher professional fees and general expenses year-over-year.
Depreciation and Amortization. Depreciation and amortization expense decreased $1.8 million, or 18%, for the six months ended April 30, 2022 as compared to the same period in 2021, reflecting the run-off of depreciation expense related to existing assets and disposals during the period.
EU Fenestration

	Six Months Ended April 30,
	2022	2021	$ Change	Variance %
	(Dollars in millions)
Net sales	$132.3	$110.7	$21.6	20%
Cost of sales (excluding depreciation and amortization)	90.9	73.2	17.7	(24)%
Selling, general and administrative	15.9	14.0	1.9	(14)%
Depreciation and amortization	5.1	5.1	—	—%
Operating income	$20.4	$18.4	$2.0	11%
Operating income margin	15%	17%
Net Sales. Net sales increased $21.6 million, or 20%, comparing the six months ended April 30, 2022 to the same period in 2021, which was primarily driven by $23.1 million of base price increases and a $2.2 million increase in volumes partially offset by $3.7 million of foreign currency rate changes.
Cost of Sales. The cost of sales increased $17.7 million, or 24%, for the six months ended April 30, 2022 compared to the same period in 2021. Cost of sales increased primarily due to higher volumes during the period as well as the inflation of raw materials.
Selling, General and Administrative. Selling, general and administrative expense increased $1.9 million, or 14%, for the six months ended April 30, 2022 compared to the same period in 2021. The increase is primarily due to higher compensation, general expenses and foreign currency impacts year-over-year.

NA Cabinet Components

	Six Months Ended April 30,
	2022	2021	$ Change	Variance %
	(Dollars in millions)
Net sales	$135.3	$117.6	$17.7	15%
Cost of sales (excluding depreciation and amortization)	118.2	101.0	17.2	(17)%
Selling, general and administrative	10.5	10.2	0.3	(3)%
Depreciation and amortization	7.3	6.6	0.7	(11)%
Operating loss	$(0.7)	$(0.2)	$(0.5)	(250)%
Operating loss margin	(1)%	—%
Net Sales. Net sales increased $17.7 million, or 15%, for the six months ended April 30, 2022 compared to the same period in 2021, which was driven by a $32.6 million increase in price and raw material indexes partially offset by $14.9 million decrease in volumes due to labor and material shortages throughout the supply chain.
Cost of Sales. Cost of sales increased $17.2 million, or 17%, for the six months ended April 30, 2022 compared with the same period in 2021, primarily as a result of lumber price inflation, which is recovered on a lag, partially offset by lower volumes during the period.
Selling, General and Administrative. Selling, general and administrative expense increased $0.3 million, or 3%, for the six months ended April 30, 2022 compared to the same period in 2021 due to an increase in general expenses year-over-year.
Unallocated Corporate & Other

	Six Months Ended April 30,
	2022	2021	$ Change	Variance %
	(Dollars in millions)
Net sales	$(2.2)	$(2.1)	$(0.1)	(5)%
Cost of sales (excluding depreciation and amortization)	(1.2)	(1.1)	(0.1)	9%
Selling, general and administrative	4.1	10.7	(6.6)	62%
Depreciation and amortization	0.2	0.2	—	—%
Operating loss	$(5.3)	$(11.9)	$6.6	55%
Net Sales. Net sales for Unallocated Corporate & Other represents the elimination of inter-segment sales for the six months ended April 30, 2022 and 2021.
Cost of Sales. Cost of sales for Unallocated Corporate & Other consists of the elimination of inter-segment sales, profit in inventory, and other costs.
Selling, General and Administrative. Selling, general and administrative expenses decreased $6.6 million, or 62%, for the six months ended April 30, 2022 compared to the same period in 2021. This decrease is primarily attributable to $4.6 million of decreased compensation expense including the valuations of our stock based compensation awards, a decrease of $0.5 million related to workers’ compensation claims and a decrease of $0.2 million related to medical expense claims during the six months ended April 30, 2022 as compared to the prior year period. Additionally, we recorded a $1.4 million loss on the sale of a plant during the six months ended April 30, 2021, for which we did not have a comparable expense in the corresponding six months ended April 30, 2022.
Changes related to Non-Operating Items:
Interest Expense. Interest expense decreased $0.3 million for the six months ended April 30, 2022 compared to the same period in 2021 as a result of lower borrowings outstanding during the period.
Income Taxes. We recorded income tax expense of $10.3 million on pre-tax income of $48.1 million for the six months ended April 30, 2022, an effective rate of 21.4%, and income tax expense of $9.9 million on a pre-tax income of $32.3 million for the six months ended April 30, 2021, an effective rate of 30.6%. The $0.4 million increase in income tax expense year-over-year corresponds with the increase in pre-tax income partially offset by a benefit for the true-up of deferred taxes from prior year filings and a benefit related to the vesting or exercise of equity based compensation.

Liquidity and Capital Resources
Overview
Historically, our principal sources of funds have been cash on hand, cash flow from operations, and borrowings under our credit facilities.
We maintain a $325.0 million revolving credit facility (the Credit Facility) that matures in 2023 (5-year term) and requires interest payments calculated at a variable market rate depending upon our Consolidated Leverage Ratio. The applicable rate during the six months ended April 30, 2022 was LIBOR + 1.25%. Our cost of capital could increase depending upon the Consolidated Leverage Ratio at the end of any given quarter. In addition to the Consolidated Leverage Ratio covenant, we are required to meet a Consolidated Interest Coverage Ratio covenant, and there are limitations on certain transactions including our ability to incur indebtedness, incur liens, dispose of material assets, acquire businesses, make restricted payments and pay dividends (limited to $20.0 million per year). We are amortizing deferred financing fees of $0.4 million straight-line over the remaining term of the facility. For further details of the Credit Facility, refer to Note 4, “Debt and Finance Lease Obligations” to the accompanying unaudited condensed consolidated financial statements contained elsewhere herein.
As of April 30, 2022, we had $38.9 million of cash and equivalents, $63.0 million outstanding under the Credit Facility, $4.4 million of outstanding letters of credit and $14.0 million outstanding under finance leases and other debt. We had $257.6 million available for use under the Credit Facility at April 30, 2022.
We repatriated $4.1 million and $8.8 million of foreign cash during the six months ended April 30, 2022 and 2021, respectively. We expect to repatriate excess cash moving forward and use the funds to retire debt or meet current working capital needs. In the U.K., we insure against a portion of our credit losses. We believe our business model, our current cash reserves and the recent steps we have taken to strengthen our balance sheet leave us well-positioned to manage our business and remain in compliance with our debt covenants.
Analysis of Cash Flow
The following table summarizes our cash flow results for the six months ended April 30, 2022 and 2021:

	Six Months Ended
	April 30,
	2022	2021
	(In millions)
Cash (used for) provided by operating activities	$(1.9)	$29.0
Cash used for investing activities	$(13.7)	$(8.1)
Cash provided by (used for) financing activities	$16.5	$(24.3)
Operating Activities. Operating cash flows for the six months ended April 30, 2022 declined approximately $30.9 million compared to the six months ended April 30, 2021. The decline in operating cash flows is primarily due to unfavorable changes in working capital partially offset by higher net income year-over-year due to increased demand. The unfavorable changes in working capital was largely driven by an increase in inventory value due to raw material price inflation and a higher payout of accrued incentives.
Investing Activities. Cash used for investing activities increased $5.6 million for the six months ended April 30, 2022 compared to the same period in 2021, primarily as a result of an increase in capital expenditures and a decrease in proceeds from dispositions.
Financing Activities. Cash provided by financing activities was $16.5 million for the six months ended April 30, 2022, which included $24.6 million of net debt borrowings partially offset by $5.3 million of dividends paid to our shareholders, $1.6 million purchase of treasury stock and $1.4 million of payroll tax paid to settle shares forfeited upon vesting of stock.
Liquidity Requirements
Historically, our strategy for deploying cash has been to invest in organic growth opportunities, develop our infrastructure, and explore strategic acquisitions. Other uses of cash include paying cash dividends to our shareholders and repurchasing our common stock. During the six months ended April 30, 2022 and 2021, we repatriated $4.1 million and $8.8 million, respectively, of foreign earnings from our foreign locations. We maintain cash balances in foreign countries which total $10.6 million as of April 30, 2022.

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
For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended October 31, 2021. Our critical accounting policies and estimates have not changed materially during the six months ended April 30, 2022.

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
New Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standards setting bodies that we adopt as of the specified effective date. We did not adopt any new accounting pronouncements during the three and six months ended April 30, 2022. As of April 30, 2022, we believe the impact of any recently issued standards that are not yet effective are either not applicable to us at this time or will not have a material impact on our condensed consolidated financial statements upon adoption.

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
Interest Rate Risk
Our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Based upon the balances of the variable rate debt at April 30, 2022, a hypothetical 1.0% increase or decrease in interest rates could result in approximately $0.6 million of additional pretax charges or credit to our net income per year. This sensitivity is impacted by the amount of borrowings under our credit facilities, and amounts outstanding under finance leases.
Foreign Currency Rate Risk
Our international operations have exposure to foreign currency rate risks, primarily due to fluctuations in the Euro, the British Pound Sterling and the Canadian Dollar. From time to time, we enter into foreign exchange contracts associated with our operations to manage a portion of the foreign currency rate risk. Less than $0.1 million of foreign currency derivatives were included in total assets as of April 30, 2022. There were no corresponding foreign currency derivatives as of October 31, 2021. These foreign currency derivative contracts hedge cross-border intercompany and commercial activity for our insulating glass spacer business. Although these derivatives hedge our exposure to fluctuations in foreign currency rates, we do not apply hedge accounting and therefore, the change in the fair value of these foreign currency derivatives is recorded directly to other income and expense in the accompanying condensed consolidated statements of income. To the extent the gain or loss on the derivative instrument offsets the gain or loss from the re-measurement of the underlying foreign currency balance, changes in exchange rates should have no effect.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (1934 Act) as of April 30, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2022, the disclosure controls and procedures are effective.
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
During the three months ended April 30, 2022, we repurchased common stock as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs (1)	(d) Maximum US Dollars Remaining that May Yet Be Used to Purchase Shares Under the Plans or Programs (1)
February 2022	—	$—	—	$75,000,000
March 2022	—	—	—	$75,000,000
April 2022	75,000	20.92	75,000	$73,430,997
Total	75,000	$20.92	75,000
(1) In December 2021, our Board of Directors approved a stock repurchase program that authorized the repurchase of up to $75.0 million worth of shares of our common stock. Repurchases under the new program are made in open market transactions or privately negotiated transactions, subject to market conditions, applicable legal requirements and other relevant factors. The program does not have an expiration date or a limit on the number of shares that may be purchased.
Item 6. Exhibits
The exhibits required to be furnished pursuant to Item 6 are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANEX BUILDING PRODUCTS CORPORATION

Date:	June 3, 2022	/s/ Scott M. Zuehlke
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