Form 10-Q
period 2022-07-31
Quanex Building Products CORP
filed 2022-09-02
CIK 1423221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________
FORM 10-Q
 ________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
The number of shares outstanding of the registrant's Common Stock as of August 31, 2022 was 33,129,250.

QUANEX BUILDING PRODUCTS CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 31, 2022	October 31, 2021
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$50,030	$40,061
Accounts receivable, net of allowance for credit losses of $837 and $340	109,467	108,309
Inventories, net	138,237	92,529
Prepaid and other current assets	8,651	8,148
Total current assets	306,385	249,047
Property, plant and equipment, net of accumulated depreciation of $345,111 and $336,493	175,404	178,630
Operating lease right-of-use assets	45,722	52,708
Goodwill	141,249	149,205
Intangible assets, net	69,670	82,410
Other assets	5,177	5,323
Total assets	$743,607	$717,323
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$84,527	$86,765
Accrued liabilities	51,453	56,156
Income taxes payable	13,709	6,038
Current maturities of long-term debt	1,070	846
Current operating lease liabilities	7,972	8,196
Total current liabilities	158,731	158,001
Long-term debt	55,458	52,094
Noncurrent operating lease liabilities	38,768	45,367
Deferred pension and postretirement benefits	4,498	4,737
Deferred income taxes	21,086	21,965
Other liabilities	14,929	15,377
Total liabilities	293,470	297,541
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, shares authorized 1,000,000; issued and outstanding - none	—	—
Common stock, $0.01 par value, shares authorized 125,000,000; issued 37,211,056 and 37,273,510, respectively; outstanding 33,119,361 and 33,274,785, respectively	373	373
Additional paid-in-capital	251,359	254,162
Retained earnings	315,471	259,718
Accumulated other comprehensive loss	(41,365)	(21,770)
Less: Treasury stock at cost, 4,091,695 and 3,998,725 shares, respectively	(75,701)	(72,701)
Total stockholders’ equity	450,137	419,782
Total liabilities and stockholders' equity	$743,607	$717,323

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2022	2021	2022	2021
	(In thousands, except per share amounts)
Net sales	$324,037	$279,877	$913,970	$780,381
Cost and expenses:
Cost of sales (excluding depreciation and amortization)	251,446	219,866	712,931	604,723
Selling, general and administrative	28,822	27,766	87,774	88,299
Restructuring charges	—	—	—	39
Depreciation and amortization	9,734	10,683	30,554	32,543
Operating income	34,035	21,562	82,711	54,777
Non-operating (expense) income:
Interest expense	(724)	(597)	(1,849)	(1,988)
Other, net	398	188	905	645
Income before income taxes	33,709	21,153	81,767	53,434
Income tax expense	(7,801)	(7,474)	(18,098)	(17,352)
Net income	$25,908	$13,679	$63,669	$36,082

Basic earnings per common share	$0.79	$0.41	$1.92	$1.09

Diluted earnings per common share	$0.78	$0.41	$1.91	$1.08

Weighted-average common shares outstanding:
Basic	32,999	33,359	33,093	33,194
Diluted	33,173	33,650	33,256	33,518

Cash dividends per share	$0.08	$0.08	$0.24	$0.24

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2022	2021	2022	2021
	(In thousands)
Net income	25,908	13,679	63,669	$36,082
Other comprehensive (loss)income:
Foreign currency translation (loss) gain	(5,168)	424	(19,595)	10,056
Other comprehensive (loss) income	(5,168)	424	(19,595)	10,056
Comprehensive income	$20,740	$14,103	$44,074	$46,138

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	July 31,
	2022	2021
	(In thousands)
Operating activities:
Net income	$63,669	$36,082
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	30,554	32,543
Stock-based compensation	1,707	1,470
Deferred income tax	505	5,429
Other, net	2,647	5,485
Changes in assets and liabilities:
Increase in accounts receivable	(5,306)	(8,277)
Increase in inventory	(48,280)	(32,113)
Increase in other current assets	(824)	(2,768)
Increase in accounts payable	2,765	1,600
(Decrease) increase in accrued liabilities	(4,721)	12,521
Increase (decrease) in income taxes payable	7,522	(5,158)
Decrease in deferred pension and postretirement benefits	(239)	(158)
Increase in other long-term liabilities	32	962
Other, net	(177)	(183)
Cash provided by operating activities	49,854	47,435
Investing activities:
Capital expenditures	(19,488)	(16,006)
Proceeds from disposition of capital assets	134	3,138
Cash used for investing activities	(19,354)	(12,868)
Financing activities:
Borrowings under credit facilities	70,500	—
Repayments of credit facility borrowings	(70,500)	(45,000)
Debt issuance costs	(1,210)	—
Repayments of other long-term debt	(1,301)	(502)
Common stock dividends paid	(7,916)	(8,017)
Issuance of common stock	502	16,272
Payroll tax paid to settle shares forfeited upon vesting of stock	(1,412)	(492)
Purchase of treasury stock	(6,600)	(5,741)
Cash used for financing activities	(17,937)	(43,480)
Effect of exchange rate changes on cash and cash equivalents	(2,594)	955
Increase (decrease) in cash and cash equivalents	9,969	(7,958)
Cash and cash equivalents at beginning of period	40,061	51,621
Cash and cash equivalents at end of period	$50,030	$43,663

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

Nine Months Ended July 31, 2022	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	(In thousands, no per share amounts shown except in verbiage)
Balance at October 31, 2021	$373	$254,162	$259,718	$(21,770)	$(72,701)	$419,782
Net income	—	—	11,239	—	—	11,239
Foreign currency translation adjustment	—	—	—	(3,159)	—	(3,159)
Common dividends ($0.08 per share)	—	—	(2,587)	—	—	(2,587)
Stock-based compensation activity:
Expense related to stock-based compensation	—	552	—	—	—	552
Stock options exercised	—	5	—	—	50	55
Restricted stock awards granted	—	(1,534)	—	—	1,534	—
Performance restricted stock units vested	—	(1,598)	—	—	1,598	—
Other	—	(1,383)	—	—	—	(1,383)
Balance at January 31, 2022	$373	$250,204	$268,370	$(24,929)	$(69,519)	$424,499
Net income	—	—	26,522	—	—	26,522
Foreign currency translation adjustment	—	—	—	(11,268)	—	(11,268)
Common dividends ($0.08 per share)	—	—	(2,671)	—	—	(2,671)
Purchase of treasury stock	—	—	—	—	(1,569)	(1,569)
Stock-based compensation activity:
Expense related to stock-based compensation	—	572	—	—	—	572
Stock options exercised	—	9	—	—	109	118
Other	—	(29)	—	—	—	(29)
Balance at April 30, 2022	$373	$250,756	$292,221	$(36,197)	$(70,979)	$436,174
Net income	—	—	25,908	—	—	25,908
Foreign currency translation adjustment	—	—	—	(5,168)	—	(5,168)
Common dividends ($0.08 per share)	—	—	(2,658)	—	—	(2,658)
Purchase of treasury stock	—	—	—	—	(5,031)	(5,031)
Stock-based compensation activity:
Expense related to stock-based compensation	—	583	—	—	—	583
Stock options exercised	—	20	—	—	309	329
Balance at July 31, 2022	$373	$251,359	$315,471	$(41,365)	$(75,701)	$450,137

Nine Months Ended July 31, 2021	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	(In thousands, no per share amounts shown except in verbiage)
Balance at October 31, 2020	$373	$253,458	$213,517	$(33,024)	$(78,565)	$355,759
Net income	—	—	7,852	—	—	7,852
Foreign currency translation adjustment	—	—	—	8,600	—	8,600
Common dividends ($0.08 per share)	—	—	(2,637)	—	—	(2,637)
Treasury shares purchased, at cost	—	—	—	—	(1,927)	(1,927)
Stock-based compensation activity:
Expense related to stock-based compensation	—	523	—	—	—	523
Stock options exercised	—	635	—	—	9,395	10,030
Restricted stock awards granted	—	(1,282)	—	—	1,282	—
Performance restricted stock units vested	—	(565)	—	—	565	—
Other	—	(492)	—	—	—	(492)
Balance at January 31, 2021	$373	$252,277	$218,732	$(24,424)	$(69,250)	$377,708
Net income	—	—	14,551	—	—	14,551
Foreign currency translation adjustment	—	—	—	1,032	—	1,032
Common dividends ($0.08 per share)	—	—	(2,693)	—	—	(2,693)
Purchase of treasury stock	—	—	—	—	(2,041)	(2,041)
Stock-based compensation activity:
Expense related to stock-based compensation	—	447	—	—	—	447
Stock options exercised	—	423	—	—	5,670	6,093
Balance at April 30, 2021	$373	$253,147	$230,590	$(23,392)	$(65,621)	$395,097
Net income	—	—	13,679	—	—	13,679
Foreign currency translation adjustment	—	—	—	424	—	424
Common dividends ($0.08 per share)	—	—	(2,687)	—	—	(2,687)
Purchase of treasury stock	—	—	—	—	(1,773)	(1,773)
Stock-based compensation activity:
Expense related to stock-based compensation	—	500	—	—	—	500
Stock options exercised	—	15	—	—	134	149
Balance at July 31, 2021	$373	$253,662	$241,582	$(22,968)	$(67,260)	$405,389

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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes our product sales for the three and nine months ended July 31, 2022 and 2021 into groupings by segment which we believe depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors. For further details regarding our results by segment, refer to Note 11, “Segment Information”.

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2022	2021	2022	2021
	(In thousands)
North American Fenestration:
United States - fenestration	$162,215	$129,291	$447,425	$369,809
International - fenestration	10,722	9,581	30,952	25,756
United States - non-fenestration	8,324	5,853	22,117	17,543
International - non-fenestration	3,483	3,093	8,789	8,969
	$184,744	$147,818	$509,283	$422,077
European Fenestration:
International - fenestration	$49,041	$54,883	$148,525	147,072
International - non-fenestration	18,572	16,231	51,429	34,790
	$67,613	$71,114	$199,954	$181,862
North American Cabinet Components:
United States - fenestration	$4,857	$3,240	$13,288	$9,711
United States - non-fenestration	66,758	57,418	191,908	168,308
International - non-fenestration	865	1,278	2,515	1,473
	$72,480	$61,936	$207,711	$179,492
Unallocated Corporate & Other
Eliminations	$(800)	$(991)	$(2,978)	$(3,050)
	$(800)	$(991)	$(2,978)	$(3,050)
Net sales	$324,037	$279,877	$913,970	$780,381
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
Property, Plant and Equipment and Intangible Assets with Defined Lives
During the three months ended July 31, 2022, our North American vinyl extrusion operations in our NA Fenestration segment experienced lower-than-expected operating results due to the continued impact of inflation and historical customer contracts which prevent us from passing on the full impact of higher costs to our customers. We determined that this condition was an indicator of a triggering event which necessitated an evaluation of certain long-term assets used in this business for potential impairment. We compared the projected undiscounted cash flows we expected to realize associated with these assets over the remaining useful lives of the primary operating assets to the net book value of the long-term assets and determined that these assets were not impaired. Therefore, we did not record an impairment charge related to property, plant and equipment or intangible assets with defined lives during the nine months ended July 31, 2022, however, should we be unable to successfully increase prices to offset inflation, it is possible that we could incur an impairment in the future. There were no indicators of triggering events noted for any period in the year ended October 31, 2021.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Related Parties
Net sales for the nine months ended July 31, 2022 included approximately $1.6 million of transactions with a customer which is a related party with one of our non-employee directors. We performed a review of these transactions, of which no single transaction or series of related transactions exceeded $120,000 in amount, and determined that these transactions were enacted independently of each other in fair transactions. We are not aware of any other related party transactions with any of our current non-employee directors or officers outside of their normal business functions or expected contractual duties.
2. Inventories
Inventories consisted of the following at July 31, 2022 and October 31, 2021 (in thousands):

	July 31, 2022	October 31, 2021
Raw materials	$81,724	$49,867
Finished goods and work in process	58,859	43,499
Supplies and other	1,203	2,099
Total	141,786	95,465
Less: Inventory reserves	3,549	2,936
Inventories, net	$138,237	$92,529
Fixed costs related to excess manufacturing capacity, if any, have been expensed in the period they were incurred and, therefore, are not capitalized into inventory.
3. Goodwill and Intangible Assets
Goodwill
The change in the carrying amount of goodwill for the nine months ended July 31, 2022 was as follows (in thousands):

Nine Months Ended
July 31, 2022
Beginning balance as of November 1, 2021	$149,205
Foreign currency translation adjustment	(7,956)
Balance as of the end of the period	$141,249
At our last annual test date, August 31, 2021, we evaluated the recoverability of goodwill at each of our five reporting units with goodwill balances and determined that our goodwill was not impaired. We evaluated for indicators of impairment during the three and nine months ended July 31, 2022 and determined that there were no triggering events. For a summary of the change in the carrying amount of goodwill by segment, see Note 11, “Segment Information.”
Identifiable Intangible Assets
Amortizable intangible assets consisted of the following as of July 31, 2022 and October 31, 2021 (in thousands):

	July 31, 2022		October 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$141,722	$86,984	$146,207	$81,086
Trademarks and trade names	55,046	40,450	56,437	39,589
Patents and other technology	22,436	22,100	22,525	22,084
Total	$219,204	$149,534	$225,169	$142,759
We had aggregate amortization expense related to intangible assets for the three and nine months ended July 31, 2022 of $3.0 million and $9.0 million, respectively, and $3.0 million and $9.7 million for the comparable prior year periods.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Estimated remaining amortization expense, based on current intangible balances, for each of the fiscal years ending October 31, is as follows (in thousands):

Estimated Amortization Expense
2022 (remaining three months)	$2,949
2023	11,060
2024	10,309
2025	9,082
2026	9,007
Thereafter	27,263
Total	$69,670

4. Debt and Finance Lease Obligations
Long-term debt consisted of the following at July 31, 2022 and October 31, 2021 (in thousands):

	July 31, 2022	October 31, 2021
Revolving Credit Facility	$38,000	$38,000
Finance lease obligations and other	20,105	15,537
Unamortized deferred financing fees	(1,577)	(597)
Total debt	$56,528	$52,940
Less: Current maturities of long-term debt	1,070	846
Long-term debt	$55,458	$52,094
Revolving Credit Facility
On July 6, 2022, we entered into our Second Amended and Restated Credit Agreement (the “Credit Facility”) with Wells Fargo Securities, LLC, as Agent, Swingline Lender and Issuing Lender, and BofA Securities, Inc. serving as Syndication Agent. We capitalized $1.2 million of deferred financing fees related the Credit Facility during the three months ended July 31, 2022. This $325.0 million revolving credit facility has a five-year term, maturing on July 6, 2027, and replaces our previous credit facility. Our previous credit facility is more fully described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021.
Interest payments for the Credit Facility are calculated, at our election and depending upon the Consolidated Net Leverage Ratio, at a Base Rate plus an applicable margin or at the same rate as Risk-Free Rate (“RFR”) Loans for domestic borrowings or Eurocurrency Rate Loans plus an applicable margin. In addition, we are subject to commitment fees for the unused portion of the Credit Facility.
The applicable margin and commitment fees are outlined in the following table:

Pricing Level	Consolidated Net Leverage Ratio	Commitment Fee	Eurocurrency Rate Loans and RFR Loans	Base Rate Loans
I	Less than or equal to 1.50 to 1.00	0.150%	1.25%	0.25%
II	Greater than 1.50 to 1.00, but less than or equal to 2.25 to 1.00	0.175%	1.50%	0.50%
III	Greater than 2.25 to 1.00, but less than or equal to 3.00 to 1.00	0.200%	1.75%	0.75%
IV	Greater than 3.00 to 1.00	0.250%	2.00%	1.00%
In the event of default, outstanding borrowings would accrue interest at the Default Rate, as defined, whereby the obligations will bear interest at a per annum rate equal to 2% above the total per annum rate otherwise applicable.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Credit Facility provides for incremental revolving credit commitments for a minimum principal amount of $10.0 million, up to an aggregate amount of $150.0 million or 100% of Consolidated EBITDA, subject to the lender's discretion to elect or decline the incremental increase. We can also borrow up to the lesser of $15.0 million or the revolving credit commitment, as defined, under a Swingline feature of the Credit Facility.
The Credit Facility contains a: (1) Consolidated Interest Coverage Ratio requirement whereby we must not permit the Consolidated Interest Coverage Ratio, as defined, to be less than 3.00 to 1.00, and (2) Consolidated Net Leverage Ratio requirement, whereby we must not permit the Consolidated Net Leverage Ratio, as defined, to be greater than 3.25 to 1.00.
In addition to maintaining these financial covenants, the Credit Facility also limits our ability to enter into certain business transactions, such as to incur indebtedness or liens, to acquire businesses or dispose of material assets, make restricted payments, pay dividends (limited to $25.0 million per year) and other transactions as further defined in the Credit Facility. Some of these limitations, however, do not take effect so long as Consolidated Net Leverage Ratio is less than or equal to 2.75 to 1.00 and available liquidity exceeds $25.0 million. Substantially all of our domestic assets, with the exception of real property, are used as collateral for the Credit Agreement.
As of July 31, 2022, we had $38.0 million of borrowings outstanding under the Credit Facility (reduced by unamortized debt issuance costs of $1.6 million), $5.1 million of outstanding letters of credit and $20.1 million outstanding primarily under finance leases and other debt. We had $281.9 million available for use under the Credit Facility at July 31, 2022. Outstanding borrowings under the Credit Facility accrue interest at 3.08% per annum. Our weighted average borrowing rate for borrowings outstanding during the nine months ended July 31, 2022 and 2021 was 1.81% and 1.43%, respectively. We were in compliance with our debt covenants as of July 31, 2022.
5. Retirement Plans
Pension Plan
Our non-contributory, single employer defined benefit pension plan covers certain of our employees in the U.S. The net periodic pension cost for this plan for the three and nine months ended July 31, 2022 and 2021 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2022	2021	2022	2021
Service cost	$215	$212	$645	$637
Interest cost	201	189	604	567
Expected return on plan assets	(498)	(490)	(1,493)	(1,470)
Amortization of net loss	2	36	5	108
Net periodic pension benefit	$(80)	$(53)	$(239)	$(158)
During September 2021, we contributed $0.5 million to fund our plan. During fiscal 2022, we do not expect to need to make a contribution to the pension plan to maintain targeted funding levels and meet minimum contribution requirements.
Other Plans
We also have a supplemental benefit plan covering certain executive officers and key employees and a non-qualified deferred compensation plan covering members of the Board of Directors and certain key employees. As of July 31, 2022 and October 31, 2021, our liability under the supplemental benefit plan was approximately $2.9 million. As of July 31, 2022 and October 31, 2021, the liability associated with the deferred compensation plan was approximately $3.5 million and $3.4 million, respectively. We record the current portion of liabilities associated with these plans under the caption “Accrued Liabilities,” and the long-term portion under the caption “Other Liabilities” in the accompanying condensed consolidated balance sheets.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Income Taxes
To determine our income tax expense or benefit for interim periods, consistent with accounting standards, we apply the estimated annual effective income tax rate to year-to-date results, plus any applicable discrete items, which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statutes of limitations, tax benefits on equity compensation, and increase or decrease in valuation allowances on deferred tax assets. Our effective tax rates from continuing operations for the nine months ended July 31, 2022 and 2021 were 22.2% and 32.5%, respectively. The difference between our effective income tax rate and the U.S. federal statutory rate of 21% principally results from discrete tax items, U.S. state tax, non-U.S. tax rate differential and other permanent differences. The primary discrete items affecting the 2022 effective rate were a benefit of $0.2 million related to the vesting or exercise of equity-based compensation awards and a benefit of $1.0 million for the true-up of our accruals and related deferred taxes from prior year. The primary discrete items affecting the 2021 effective rate were the $3.1 million remeasurement of our deferred income tax assets and liabilities related to the increase in the corporate tax rate in the U.K. from 19% to 25%, a charge of $0.6 million related to the vesting or exercise of equity-based compensation awards and a benefit of $0.6 million for the true-up of our accruals and related deferred taxes from prior year filings.
As of July 31, 2022, our liability for uncertain tax positions (UTP) of $1.4 million relates to certain U.S. federal and state tax items regarding the interpretation of tax laws and regulations, including a minimal amount of interest and penalties. We include all interest and penalties related to uncertain tax benefits within our income tax provision account. To the extent interest and penalties are not assessed with respect to uncertain tax positions or the uncertainty of deductions in the future, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. Our total unrecognized tax benefits, if recognized, would not materially affect our effective tax rate. We do not believe that the recorded amount of unrecognized tax benefits will decrease significantly within the next twelve months.
We evaluate the likelihood of realization of our deferred tax assets by considering both positive and negative evidence. We maintain a valuation allowance for certain state net operating losses which totaled $1.3 million as of July 31, 2022 and October 31, 2021.
On August 16, 2002 the Inflation Reduction Act of 2022 was signed into law. We are evaluating the regulations but do not believe they will result in a material impact to our consolidated financial statements.
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
As of July 31, 2022, foreign currency derivatives were being measured on a recurring basis. Less than $0.1 million of foreign currency derivatives were included in total liabilities as of July 31, 2022. There were no outstanding foreign currency derivatives as of October 31, 2021. All of our derivative contracts are valued using quoted market prices from brokers or exchanges and are classified within Level 2 of the fair value hierarchy.
Carrying amounts reported on the balance sheet for cash, cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. Our outstanding debt is variable rate debt that re-prices frequently, thereby limiting our exposure to significant change in interest rate risk. As a result, the fair value of our debt instrument approximates carrying value at July 31, 2022, and October 31, 2021 (Level 2 measurement).
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
A summary of non-vested restricted stock awards activity during the nine months ended July 31, 2022 is presented below:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value per Share
Non-vested at October 31, 2021	216,400	$17.28
Granted	84,400	22.54
Forfeited	—	—
Vested	(88,700)	13.74
Non-vested at July 31, 2022	212,100	$20.86
The total weighted average grant-date fair value of restricted stock awards that vested during each of the nine months ended July 31, 2022 and 2021 was $1.2 million and $0.9 million, respectively. As of July 31, 2022, total unrecognized compensation cost related to unamortized restricted stock awards was $2.3 million. We expect to recognize this expense over the remaining weighted average vesting period of 2.0 years.
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
The following table summarizes our stock option activity for the nine months ended July 31, 2022:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000s)
Outstanding at October 31, 2021	218,304	$19.37
Granted	—	—
Exercised	(25,711)	19.55
Forfeited/Expired	(1,600)	16.33
Outstanding at July 31, 2022	190,993	$19.37	3.0	$1,000
Vested at July 31, 2022	190,993	$19.37	3.0	$1,000
Exercisable at July 31, 2022	190,993	$19.37	3.0	$1,000
Intrinsic value is the amount by which the market price of the common stock on the date of exercise exceeds the exercise price of the stock option. The total intrinsic value of stock options exercised during the nine months ended July 31, 2022 and 2021 was $0.1 million and $4.2 million, respectively.

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
During the nine months ended July 31, 2022 and 2021, non-employee directors received 36,669 and 28,826 restricted stock units, respectively, at a weighted average grant date fair value of $22.52 per share and $18.79 per share, respectively, which vested immediately. As of July 31, 2022, there were 21,774 non-vested restricted stock units, which were awarded in January 2020 to key employees at a weighted average grant date fair value of $17.08. During the nine months ended July 31, 2022 we paid $1.0 million and $0.8 million for the comparable prior year to settle vested restricted stock units.
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
During the nine months ended July 31, 2022, 87,919 performance restricted stock units vested.
The performance restricted stock units are not considered outstanding shares, do not have voting rights, and are excluded from diluted weighted-average shares used to calculate earnings per share until the performance criteria is probable to result in the issuance of contingent shares. As of July 31, 2022, we have deemed 41,269 shares related to the December 2019 grant of performance restricted stock units as probable to vest.
The following table summarizes amounts expensed as selling, general and administrative expense related to restricted stock awards, stock options, restricted stock units, performance share awards and performance restricted stock units for the three and nine months ended July 31, 2022 and 2021 (in thousands):

	Three Months Ended		Nine Months Ended
	July 31, 2022		July 31, 2022
	2022	2021	2022	2021
Restricted stock awards	$371	$315	$1,079	$921
Stock options	—	—	—	—
Restricted stock units	796	(369)	1,512	1,823
Performance share awards	396	719	2,052	4,020
Performance restricted stock units	212	186	628	543
Total compensation expense	$1,775	$851	$5,271	$7,307
Treasury Shares
We record treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Shares are generally issued from treasury stock at the time of grant of restricted stock awards, upon the exercise of stock options, and upon the vesting of performance shares and performance restricted stock units. On the subsequent issuance of treasury shares, we record proceeds in excess of cost as an increase in additional paid in capital. A deficiency of such proceeds relative to costs would be applied to reduce paid-in-capital associated with prior issuances to the extent available, with the remainder recorded as a charge to retained earnings. There were no charges to retained earnings during the nine months ended July 31, 2022.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes the treasury stock activity during the nine months ended July 31, 2022:

Nine Months Ended
July 31, 2022
Beginning Balance as of November 1, 2021	3,998,725
Restricted stock awards granted	(84,400)
Performance restricted stock units vested	(87,919)
Stock options exercised	(25,711)
Treasury stock repurchases	291,000
Balance at July 31, 2022	4,091,695
10. Other, net
Other, net on the condensed consolidated statements of income consisted of the following for the three and nine months ended July 31, 2022 and 2021 (in thousands):

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2022	2021	2022	2021
Foreign currency transaction gains (losses)	$82	$(79)	$164	$(161)
Foreign currency derivative gains	2	—	7	—
Pension service benefit	295	265	884	795
Interest income	2	—	17	4
Other	17	2	(167)	7
Other, net	$398	$188	$905	$645
11. Segment Information
We present three reportable business segments (1) NA Fenestration, comprising three operating segments primarily focused on the fenestration market in North America including vinyl profiles, insulating glass spacers, screens & other fenestration components; (2) EU Fenestration, comprising our U.K.-based vinyl extrusion business, manufacturing vinyl profiles & conservatories, and the European insulating glass business manufacturing insulating glass spacers; and (3) NA Cabinet Components, comprising our cabinet door and components operations. We maintain an Unallocated Corporate & Other which includes transaction expenses, stock-based compensation, long-term incentive awards based on the performance of our common stock and other factors, certain severance, legal, and other costs not deemed to be allocable to all segments, depreciation of corporate assets, interest expense, other, net, income taxes and inter-segment eliminations, and executive incentive compensation and medical expense fluctuations relative to planned costs as determined during the annual planning process. Other general and administrative costs associated with the corporate office are allocated to the reportable segments, based upon a relative measure of profitability in order to more accurately reflect each reportable business segment's administrative costs. We allocate corporate expenses to businesses acquired mid-year from the date of acquisition. The accounting policies of our operating segments are the same as those used to prepare the accompanying condensed consolidated financial statements. Corporate general and administrative expense allocated during the three and nine month period ended July 31, 2022 was $5.8 million and $17.1 million, respectively, and $4.9 million and $15.6 million for the comparable prior year periods.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Segment information for the three and nine months ended July 31, 2022 and 2021, and total assets as of July 31, 2022 and October 31, 2021 are summarized in the following table (in thousands):

	NA Fenestration	EU Fenestration	NA Cabinet Comp.	Unallocated Corp. & Other	Total
Three Months Ended July 31, 2022
Net sales	$184,744	$67,613	$72,480	$(800)	$324,037
Depreciation and amortization	4,044	2,327	3,273	90	9,734
Operating income (loss)	23,086	9,818	2,329	(1,198)	34,035
Capital expenditures	4,166	621	916	—	5,703
Three Months Ended July 31, 2021
Net sales	$147,818	$71,114	$61,936	$(991)	$279,877
Depreciation and amortization	4,571	2,646	3,390	76	10,683
Operating income (loss)	13,302	11,464	(918)	(2,286)	21,562
Capital expenditures	2,651	2,285	1,115	156	6,207
Nine Months Ended July 31, 2022
Net sales	$509,283	$199,954	$207,711	$(2,978)	$913,970
Depreciation and amortization	12,221	7,418	10,653	262	30,554
Operating income (loss)	57,458	30,229	1,444	(6,420)	82,711
Capital expenditures	13,103	2,827	3,488	70	19,488
Nine Months Ended July 31, 2021
Net sales	$422,077	$181,862	$179,492	$(3,050)	$780,381
Depreciation and amortization	14,528	7,771	9,965	279	32,543
Operating income (loss)	40,288	29,901	(1,215)	(14,197)	54,777
Capital expenditures	7,472	4,025	4,228	281	16,006
As of July 31, 2022
Total assets	$296,443	$223,803	$184,683	$38,678	$743,607
As of October 31, 2021
Total assets	$268,773	$236,755	$178,671	$33,124	$717,323
The following table summarizes the change in the carrying amount of goodwill by reportable business segment for the nine months ended July 31, 2022 (in thousands):

	NA Fenestration	EU Fenestration	NA Cabinet Comp.	Unallocated Corp. & Other	Total
Balance as of October 31, 2021	$38,712	$71,346	$39,147	$—	$149,205
Foreign currency translation adjustment	—	(7,956)	—	—	(7,956)
Balance as of July 31, 2022	$38,712	$63,390	$39,147	$—	$141,249
For further details of Goodwill, see Note 3, “Goodwill & Intangible Assets”, located herewith.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
We did not allocate non-operating loss or income tax benefit to the reportable segments. The following table reconciles operating income as reported above to net income for the three and nine months ended July 31, 2022 and 2021 (in thousands):

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2022	2021	2022	2021
Operating income	$34,035	$21,562	$82,711	$54,777
Interest expense	(724)	(597)	(1,849)	(1,988)
Other, net	398	188	905	645
Income tax expense	(7,801)	(7,474)	(18,098)	(17,352)
Net income	$25,908	$13,679	$63,669	$36,082

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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Basic and diluted earnings per share for the three and nine months ended July 31, 2022 and 2021 were calculated as follows (in thousands, except per share data):

	Net Income	Weighted Average Shares	Per Share
Three Months Ended July 31, 2022
Basic earnings per common share	$25,908	32,999	$0.79
Effect of dilutive securities:
Stock options	—	34	—
Restricted stock awards	—	99	—
Performance restricted stock units	—	41	—
Diluted earnings per common share	$25,908	33,173	$0.78
Three Months Ended July 31, 2021
Basic earnings per common share	$13,679	33,359	$0.41
Effect of dilutive securities:
Stock options	—	59	—
Restricted stock awards	—	140	—
Performance restricted stock units	—	92	—
Diluted earnings per common share	$13,679	33,650	$0.41
Nine Months Ended July 31, 2022
Basic earnings per common share	$63,669	33,093	$1.92
Effect of dilutive securities:
Stock options	—	27	—
Restricted stock awards	—	95	—
Performance restricted stock units	—	41	—
Diluted earnings per common share	$63,669	33,256	$1.91
Nine Months Ended July 31, 2021
Basic earnings per common share	$36,082	33,194	$1.09
Effect of dilutive securities:
Stock options	—	103	—
Restricted stock awards	—	129	—
Performance restricted stock units	—	92	—
Diluted earnings per common share	$36,082	33,518	$1.08
We do not include equity instruments in our calculation of diluted earnings per share if those instruments would be anti-dilutive. Such dilution is dependent on the excess of the market price of our stock over the exercise price and other components of the treasury stock method. There were no anti-dilutive instruments for the three and nine months ended July 31, 2022 and 2021.
13. New Accounting Guidance
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standards setting bodies that we adopt as of the specified effective date. We did not adopt any new accounting pronouncements during the three and nine months ended July 31, 2022. As of July 31, 2022, we believe the impact of any recently issued standards that are not yet effective are either not applicable to us at this time or will not have a material impact on our condensed consolidated financial statements upon adoption.

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
Cautionary Note Regarding Forward-Looking Statements
Certain of the statements contained in this document and in documents incorporated by reference herein, including those made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking” statements as defined under the Private Securities Litigation Reform Act of 1995. Generally, the words “expect,” “believe,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. Forward looking statements are (1) all statements which address future operating performance, (2) events or developments that we expect or anticipate will occur in the future, including statements relating to volume, sales, operating income and earnings per share, and (3) statements expressing general outlook about future operating results. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our current projections or expectations. As and when made, we believe that these forward-looking statements are reasonable. However, caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date when made and there can be no assurance that such forward-looking statements will occur. We are not obligated to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to the following:
•impacts from public health issues (including pandemics, such as the COVID-19 pandemic and quarantines) on the economy, demand for our products or our operations, including the responses of governmental authorities to contain such public health issues;
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
•changes in warranty obligations;
•changes in energy costs and the availability of energy;
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes as of July 31, 2022, and for the three and nine months ended July 31, 2022 and 2021, included elsewhere herein. For additional information pertaining to our business, including risk factors which should be considered before investing in our common stock, refer to our Annual Report on Form 10-K for the fiscal year ended October 31, 2021.
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
Recent Transactions and Events
U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market or operational disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Russia, Europe’s largest provider of natural gas, has significantly reduced the export of natural gas compared to the same time last year resulting in the increase in natural gas prices and the potential for natural gas shortages. If this trend continues, this would not only negatively impact our European manufacturing facilities, this may also impact our customers and their demand for our products. We continue to monitor these situations and their impact on our business.
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
In August 2022, the NAHB forecasted calendar-year housing starts to be 1.5 million in both the 2022 and 2023 calendar-years and 1.6 million in 2024. In August 2022, the Ducker forecast indicated that total window shipments are expected to remain essentially flat for calendar-year 2022 and increase 1.9% in 2023. In August 2022, Catalina Research estimated that residential semi-custom cabinet sales in the U.S. is estimated to increase 8.4% in 2022 and decrease 3.8% in 2023.
Several commodities in our business are subject to pricing fluctuations, including polyvinyl resin (PVC), titanium dioxide (TiO2), petroleum products, aluminum and wood. For the majority of our customers and critical suppliers, we have price adjusters in place which effectively share the base pass-through price changes for our primary commodities with our customers commensurate with the market at large. Our long-term exposure to these price fluctuations is somewhat mitigated due to the contractual component of the adjuster programs. However, these adjusters are not in place with all customers and for all commodities, and there is a level of exposure to such volatility due to the lag associated with the timing of price updates in accordance with our customer agreements, particularly with regard to hardwoods. In addition, some of these commodities are in high demand, particularly in Europe, which can affect the cost of the raw materials, a portion of which we may not be able to fully recover.
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

Results of Operations
Three Months Ended July 31, 2022 Compared to Three Months Ended July 31, 2021

	Three Months Ended July 31,
	2022	2021	Change $	% Variance
	(Dollars in millions)
Net sales	$324.1	$279.9	$44.2	16%
Cost of sales (excluding depreciation and amortization)	251.5	219.8	31.7	(14)%
Selling, general and administrative	28.8	27.8	1.0	(4)%
Depreciation and amortization	9.8	10.6	(0.8)	8%
Operating income	34.0	21.7	12.3	57%
Interest expense	(0.7)	(0.6)	(0.1)	(17)%
Other, net	0.4	0.1	0.3	300%
Income tax expense	(7.8)	(7.5)	(0.3)	(4)%
Net income	$25.9	$13.7	$12.2	89%
Our period-over-period results by reportable segment follow.
Changes Related to Operating Income by Reportable Segment:
NA Fenestration

	Three Months Ended July 31,
	2022	2021	$ Change	% Variance
	(Dollars in millions)
Net sales	$184.8	$147.7	$37.1	25%
Cost of sales (excluding depreciation and amortization)	143.0	116.5	26.5	(23)%
Selling, general and administrative	14.6	13.3	1.3	(10)%
Depreciation and amortization	4.0	4.4	(0.4)	9%
Operating income	$23.2	$13.5	$9.7	72%
Operating income margin	13%	9%
Net Sales. Net sales increased $37.1 million, or 25%, for the three months ended July 31, 2022 compared to the same period in 2021, which was primarily driven by an increase in price and raw material surcharges of $19.6 million and a $17.5 million increase in volumes.
Cost of Sales. The cost of sales increased $26.5 million, or 23%, for the three months ended July 31, 2022 compared to the same period in 2021. Cost of sales, including labor, increased primarily due to higher volumes during the period as well as the inflation of raw materials.
Selling, General and Administrative. Selling, general and administrative expenses increased $1.3 million, or 10%, for the three months ended July 31, 2022 compared to the same period in 2021, primarily due an increase in compensation expense, professional fees and general expenses year-over-year.

EU Fenestration

	Three Months Ended July 31,
	2022	2021	$ Change	% Variance
	(Dollars in millions)
Net sales	$67.7	$71.2	$(3.5)	(5)%
Cost of sales (excluding depreciation and amortization)	47.2	49.4	(2.2)	4%
Selling, general and administrative	8.3	7.6	0.7	(9)%
Depreciation and amortization	2.3	2.7	(0.4)	15%
Operating income	$9.9	$11.5	$(1.6)	(14)%
Operating income margin	15%	16%
Net Sales. Net sales decreased $3.5 million, or 5%, for the three months ended July 31, 2022 compared to the same period in 2021, which was primarily driven by a $7.9 million decrease in volumes and $8.9 million of foreign currency rate changes partially offset by $13.3 million of base price increases.
Cost of Sales. The cost of sales decreased $2.2 million, or 4%, for the three months ended July 31, 2022 compared to the same period in 2021. Cost of sales decreased primarily due to lower volumes and foreign currency rate changes during the period partially offset by inflation of raw materials.
Selling, General and Administrative. Selling, general and administrative expense increased $0.7 million, or 9%, for the three months ended July 31, 2022 compared to the same period in 2021. The increase is primarily due to higher compensation and general expenses partially offset by a decrease in professional fees and foreign currency impacts year-over-year.
NA Cabinet Components

	Three Months Ended July 31,
	2022	2021	$ Change	Variance %
	(Dollars in millions)
Net sales	$72.4	$61.9	$10.5	17%
Cost of sales (excluding depreciation and amortization)	61.6	54.4	7.2	(13)%
Selling, general and administrative	5.3	5.2	0.1	(2)%
Depreciation and amortization	3.4	3.4	—	—%
Operating income (loss)	$2.1	$(1.1)	$3.2	291%
Operating income (loss) margin	3%	(2)%
Net Sales. Net sales increased $10.5 million, or 17%, for the three months ended July 31, 2022 compared to the same period in 2021, which was driven by an increase in price and raw material indexes of $15.0 million partially offset by a $4.5 million decrease in volumes due to labor and material shortages throughout the supply chain.
Cost of Sales. Cost of sales increased $7.2 million, or 13%, for the three months ended July 31, 2022 compared to the same period in 2021. Cost of sales increased primarily due to rising lumber prices, which are recovered on a lag, partially offset by lower volumes during the period.
Selling, General and Administrative. Selling, general and administrative expense was similar to the three months ended July 31, 2022 compared to the same period in 2021.

Unallocated Corporate & Other

	Three Months Ended July 31,
	2022	2021	$ Change	Variance %
	(Dollars in millions)
Net sales	$(0.8)	$(0.9)	$0.1	11%
Cost of sales (excluding depreciation and amortization)	(0.3)	(0.5)	0.2	(40)%
Selling, general and administrative	0.6	1.7	(1.1)	65%
Depreciation and amortization	0.1	0.1	—	—%
Operating loss	$(1.2)	$(2.2)	$1.0	45%
Net Sales. Net sales for Unallocated Corporate & Other represents the elimination of inter-segment sales for the three months ended July 31, 2022 and 2021.
Cost of Sales. Cost of sales for Unallocated Corporate & Other consists of the elimination of inter-segment sales, profit in inventory, and other costs.
Selling, General and Administrative. Selling, general and administrative expenses decreased $1.1 million, or 65%, for the three months ended July 31, 2022 compared to the same period in 2021. This decrease is primarily attributable to a decrease of $2.6 million related to medical expense claims partially offset by $1.0 million of higher compensation expense including the valuations of our stock based compensation awards and a $0.5 million increase in professional fees during the three months ended July 31, 2022 as compared to the prior year period.
Changes related to Non-Operating Items:
Income Taxes. We recorded income tax expense of $7.8 million on pre-tax income of $33.7 million for the three months ended July 31, 2022, an effective rate of 23.1%, and income tax expense of $7.5 million on pre-tax income of $21.2 million for the three months ended July 31, 2021, an effective rate of 35.3%. The increase in income tax expense year-over-year was primarily driven by the increase in pre-tax book income during the three months ended July 31, 2022, relative to the three months ended July 31, 2021. The decrease in the effective tax rate for the three months ended July 31, 2022, was primarily driven by a non-recurring tax detriment that occurred during the three months ended July 31, 2021, associated with the remeasurement of U.K. deferred taxes from a 19% to 25% tax rate as a result of an enacted tax law change during the period.
Nine Months Ended July 31, 2022 Compared to Nine Months Ended July 31, 2021

	Nine Months Ended July 31,
	2022	2021	Change $	% Variance
	(Dollars in millions)
Net sales	$914.0	$780.4	$133.6	17%
Cost of sales (excluding depreciation and amortization)	712.9	604.7	108.2	(18)%
Selling, general and administrative	87.8	88.3	(0.5)	1%
Depreciation and amortization	30.6	32.5	(1.9)	6%
Operating income	82.7	54.9	27.8	51%
Interest expense	(1.8)	(2.0)	0.2	10%
Other, net	0.9	0.6	0.3	(50)%
Income tax expense	(18.1)	(17.4)	(0.7)	(4)%
Net income	$63.7	$36.1	$27.6	76%
Our period-over-period results by reportable segment follow.

Changes Related to Operating Income by Reportable Segment:
NA Fenestration

	Nine Months Ended July 31,
	2022	2021	$ Change	% Variance
	(Dollars in millions)
Net sales	$509.3	$422.0	$87.3	21%
Cost of sales (excluding depreciation and amortization)	396.5	328.3	68.2	(21)%
Selling, general and administrative	43.1	38.9	4.2	(11)%
Depreciation and amortization	12.2	14.4	(2.2)	15%
Operating income	$57.5	$40.4	$17.1	42%
Operating income margin	11%	10%
Net Sales. Net sales increased $87.3 million, or 21%, for the nine months ended July 31, 2022 compared to the same period in 2021, which was primarily driven by an increase in price and raw material surcharges of $52.6 million and a $34.7 million increase in volumes.
Cost of Sales. The cost of sales increased $68.2 million, or 21%, for the nine months ended July 31, 2022 as compared to the same period in 2021. Cost of sales, including labor, increased primarily due to higher volumes during the period as well as the inflation of raw materials.
Selling, General and Administrative. Selling, general and administrative expenses increased $4.2 million, or 11%, for the nine months ended July 31, 2022 as compared to the same period in 2021. This increase was primarily due to higher compensation expense, professional fees and general expenses year-over-year.
Depreciation and Amortization. Depreciation and amortization expense decreased $2.2 million, or 15%, for the nine months ended July 31, 2022 as compared to the same period in 2021, reflecting the run-off of depreciation expense related to existing assets and disposals during the period.
EU Fenestration

	Nine Months Ended July 31,
	2022	2021	$ Change	Variance %
	(Dollars in millions)
Net sales	$200.0	$181.9	$18.1	10%
Cost of sales (excluding depreciation and amortization)	138.1	122.6	15.5	(13)%
Selling, general and administrative	24.2	21.6	2.6	(12)%
Depreciation and amortization	7.4	7.8	(0.4)	5%
Operating income	$30.3	$29.9	$0.4	1%
Operating income margin	15%	16%
Net Sales. Net sales increased $18.1 million, or 10%, comparing the nine months ended July 31, 2022 to the same period in 2021, which was primarily driven by $35.8 million of base price increases partially offset by $11.7 million of foreign currency rate changes and $6.0 million decrease in volumes.
Cost of Sales. The cost of sales increased $15.5 million, or 13%, for the nine months ended July 31, 2022 compared to the same period in 2021. Cost of sales increased primarily due to inflation of raw materials partially offset by a decrease in volumes and foreign currency impacts.
Selling, General and Administrative. Selling, general and administrative expense increased $2.6 million, or 12%, for the nine months ended July 31, 2022 compared to the same period in 2021. The increase is primarily due to higher compensation and general expenses partially offset by foreign currency impacts year-over-year.

NA Cabinet Components

	Nine Months Ended July 31,
	2022	2021	$ Change	Variance %
	(Dollars in millions)
Net sales	$207.7	$179.5	$28.2	16%
Cost of sales (excluding depreciation and amortization)	179.8	155.4	24.4	(16)%
Selling, general and administrative	15.8	15.4	0.4	(3)%
Depreciation and amortization	10.7	10.0	0.7	(7)%
Operating income (loss)	$1.4	$(1.3)	$2.7	208%
Operating income (loss) margin	1%	(1)%
Net Sales. Net sales increased $28.2 million, or 16%, for the nine months ended July 31, 2022 compared to the same period in 2021, which was driven by a $47.7 million increase in price and raw material indexes partially offset by $19.5 million decrease in volumes due to labor and material shortages throughout the supply chain.
Cost of Sales. Cost of sales increased $24.4 million, or 16%, for the nine months ended July 31, 2022 compared with the same period in 2021, primarily as a result of lumber price inflation, which is recovered on a lag, partially offset by lower volumes during the period.
Selling, General and Administrative. Selling, general and administrative expense increased $0.4 million, or 3%, for the nine months ended July 31, 2022 compared to the same period in 2021 due to an increase in general expenses year-over-year.
Unallocated Corporate & Other

	Nine Months Ended July 31,
	2022	2021	$ Change	Variance %
	(Dollars in millions)
Net sales	$(3.0)	$(3.0)	$—	—%
Cost of sales (excluding depreciation and amortization)	(1.5)	(1.6)	0.1	(6)%
Selling, general and administrative	4.7	12.4	(7.7)	62%
Depreciation and amortization	0.3	0.3	—	—%
Operating loss	$(6.5)	$(14.1)	$7.6	54%
Net Sales. Net sales for Unallocated Corporate & Other represents the elimination of inter-segment sales for the nine months ended July 31, 2022 and 2021.
Cost of Sales. Cost of sales for Unallocated Corporate & Other consists of the elimination of inter-segment sales, profit in inventory, and other costs.
Selling, General and Administrative. Selling, general and administrative expenses decreased $7.7 million, or 62%, for the nine months ended July 31, 2022 compared to the same period in 2021. This decrease is primarily attributable to $3.7 million of decreased compensation expense including the valuations of our stock based compensation awards, a decrease of $2.9 million related to medical expense claims and a decrease of $0.5 million related to workers’ compensation claims partially offset by an increase of $0.8 million professional fees during the nine months ended July 31, 2022 as compared to the prior year period. Additionally, we recorded a $1.4 million loss on the sale of a plant during the nine months ended July 31, 2021, for which we did not have a comparable expense in the corresponding nine months ended July 31, 2022.
Changes related to Non-Operating Items:
Income Taxes. We recorded income tax expense of $18.1 million on pre-tax income of $81.8 million for the nine months ended July 31, 2022, an effective rate of 22.2%, and income tax expense of $17.4 million on a pre-tax income of $53.4 million for the nine months ended July 31, 2021, an effective rate of 32.5%. The increase in income tax expense year-over-year was primarily driven by the increase in pre-tax book income during the nine months ended July 31, 2022, relative to the nine months ended July 31, 2021. The decrease in the effective tax rate for the nine months ended July 31, 2022, was primarily driven by a non-recurring tax detriment that occurred during the nine months ended July 31, 2021, associated with the remeasurement of U.K. deferred taxes from a 19% to 25% tax rate as a result of an enacted tax law change during the period as well as a charge related to the vesting or exercise of equity-based compensation awards.

Liquidity and Capital Resources
Overview
Historically, our principal sources of funds have been cash on hand, cash flow from operations, and borrowings under our credit facilities.
We maintain a $325.0 million revolving credit facility (the Credit Facility) that matures in 2027 (5-year term) and requires interest payments calculated at a variable market rate depending upon our Consolidated Net Leverage Ratio. The applicable rate during the nine months ended July 31, 2022 was RFR Rate + 1.25%. Our cost of capital could increase depending upon the Consolidated Net Leverage Ratio at the end of any given quarter. In addition to the Consolidated Net Leverage Ratio covenant, we are required to meet a Consolidated Interest Coverage Ratio covenant, and there are limitations on certain transactions including our ability to incur indebtedness, incur liens, dispose of material assets, acquire businesses, make restricted payments and pay dividends (limited to $25.0 million per year). We are amortizing deferred financing fees of $1.6 million straight-line over the remaining term of the facility. For further details of the Credit Facility, refer to Note 4, “Debt and Finance Lease Obligations” to the accompanying unaudited condensed consolidated financial statements contained elsewhere herein.
As of July 31, 2022, we had $50.0 million of cash and equivalents, $38.0 million outstanding under the Credit Facility, $5.1 million of outstanding letters of credit and $20.1 million outstanding under finance leases and other debt. We had $281.9 million available for use under the Credit Facility at July 31, 2022.
We repatriated $18.2 million and $17.7 million of foreign cash during the nine months ended July 31, 2022 and 2021, respectively. We expect to repatriate excess cash moving forward and use the funds to retire debt or meet current working capital needs. In the U.K., we insure against a portion of our credit losses. We believe our business model, our current cash reserves and the recent steps we have taken to strengthen our balance sheet leave us well-positioned to manage our business and remain in compliance with our debt covenants.
Analysis of Cash Flow
The following table summarizes our cash flow results for the nine months ended July 31, 2022 and 2021:

	Nine Months Ended
	July 31,
	2022	2021
	(In millions)
Cash provided by operating activities	$49.9	$47.4
Cash used for investing activities	$(19.4)	$(12.9)
Cash used for financing activities	$(17.9)	$(43.5)
Operating Activities. Cash provided by operating activities increased $2.5 million for the nine months ended July 31, 2022 compared to the nine months ended July 31, 2021. The increase in operating cash flows is primarily due to higher net income year-over-year due to increased demand partially offset by unfavorable changes in working capital. The unfavorable changes in working capital were largely driven by an increase in inventory value due to raw material price inflation and a higher payout of accrued incentives.
Investing Activities. Cash used for investing activities increased $6.5 million for the nine months ended July 31, 2022 compared to the same period in 2021, primarily as a result of an increase in capital expenditures and a decrease in proceeds from dispositions.
Financing Activities. Cash provided by financing activities was $17.9 million for the nine months ended July 31, 2022, which included $7.9 million of dividends paid to our shareholders, $6.6 million purchase of treasury stock, $1.4 million of payroll tax paid to settle shares forfeited upon vesting of stock, $1.3 million of net repayment of long-term debt and $1.2 million of debt issuance costs.
Liquidity Requirements
Historically, our strategy for deploying cash has been to invest in organic growth opportunities, develop our infrastructure, and explore strategic acquisitions. Other uses of cash include paying cash dividends to our shareholders and repurchasing our common stock. During the nine months ended July 31, 2022 and 2021, we repatriated $18.2 million and $17.7 million, respectively, of foreign earnings from our foreign locations. We maintain cash balances in foreign countries which total $14.9 million as of July 31, 2022.

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
For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended October 31, 2021. Our critical accounting policies and estimates have not changed materially during the nine months ended July 31, 2022.

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
New Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standards setting bodies that we adopt as of the specified effective date. We did not adopt any new accounting pronouncements during the three and nine months ended July 31, 2022. As of July 31, 2022, we believe the impact of any recently issued standards that are not yet effective are either not applicable to us at this time or will not have a material impact on our condensed consolidated financial statements upon adoption.

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
Interest Rate Risk
Our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Based upon the balances of the variable rate debt at July 31, 2022, a hypothetical 1.0% increase or decrease in interest rates could result in approximately $0.4 million of additional pretax charges or credit to our net income per year. This sensitivity is impacted by the amount of borrowings under our credit facilities, and amounts outstanding under finance leases.
Foreign Currency Rate Risk
Our international operations have exposure to foreign currency rate risks, primarily due to fluctuations in the Euro, the British Pound Sterling and the Canadian Dollar. From time to time, we enter into foreign exchange contracts associated with our operations to manage a portion of the foreign currency rate risk. Less than $0.1 million of foreign currency derivatives were included in total liabilities as of July 31, 2022. There were no corresponding foreign currency derivatives as of October 31, 2021. These foreign currency derivative contracts hedge cross-border intercompany and commercial activity for our insulating glass spacer business. Although these derivatives hedge our exposure to fluctuations in foreign currency rates, we do not apply hedge accounting and therefore, the change in the fair value of these foreign currency derivatives is recorded directly to other income and expense in the accompanying condensed consolidated statements of income. To the extent the gain or loss on the derivative instrument offsets the gain or loss from the re-measurement of the underlying foreign currency balance, changes in exchange rates should have no effect.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (1934 Act) as of July 31, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2022, the disclosure controls and procedures are effective.
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
During the three months ended July 31, 2022, we repurchased common stock as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs (1)	(d) Maximum US Dollars Remaining that May Yet Be Used to Purchase Shares Under the Plans or Programs (1)
May 2022	216,000	$23.29	216,000	$68,399,526
June 2022	—	—	—	$68,399,526
July 2022	—	—	—	$68,399,526
Total	216,000	$—	216,000
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

QUANEX BUILDING PRODUCTS CORPORATION

Date:	September 2, 2022	/s/ Scott M. Zuehlke
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

4.2
Second Amended and Restated Credit Agreement dated as of July 6, 2022, by and among the Company; the lenders party thereto; and Wells Fargo Bank, National Association, as Agent; filed as Exhibit 10.1 of the Registrant's Current Report on Form 8-K (Reg. No. 001-33913) as filed with the Securities and Exchange Commission on July 6, 2022, and incorporated herein by reference.

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