Form 10-K
period 2022-10-31
Quanex Building Products CORP
filed 2022-12-16
CIK 1423221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended October 31, 2022
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
_______________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     Yes  ☒    No  ☐
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of April 30, 2022, computed by reference to the closing price for the Common Stock on the New York Stock Exchange, Inc. on that date, was $630,566,743. Such calculation assumes only the registrant’s officers and directors at such date were affiliates of the registrant.
At December 8, 2022 there were outstanding 33,130,250 shares of the registrant’s Common Stock, $0.01 par value.
 _______________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the Commission within 120 days of October 31, 2022 are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

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
•changes in availability and prices of raw material including inflationary pressures and supply chain challenges, which could be exacerbated by political or global unrest such as the current military conflict in Ukraine;
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

PART I
Item 1. Business.
Our Company
Quanex was incorporated in Delaware on December 12, 2007, as Quanex Building Products Corporation. We currently manufacture components for original equipment manufacturers (OEM) in the building products industry. The majority of these components can be categorized as window and door (fenestration) components and kitchen and bath cabinet components. Examples of fenestration components include (1) energy-efficient flexible insulating glass spacers, (2) extruded vinyl profiles, (3) window and door screens, and (4) precision-formed metal and wood products. In addition, we provide certain other non-fenestration components and products, which include solar panel sealants, trim moldings, vinyl decking, vinyl fencing, water retention barriers, and conservatory roof components. We use low-cost production processes and engineering expertise to provide our customers with specialized products for their specific applications. We believe these capabilities provide us with unique competitive advantages. We serve a primary customer base in North America and the United Kingdom (U.K.), and also serve customers in international markets through our operating plants in the U.K. and Germany, as well as through sales and marketing efforts in other countries.
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
As of October 31, 2022, we operated 27 manufacturing facilities located in 15 states in the U.S., two facilities in the U.K., and one in Germany. These facilities feature efficient plant design and flexible manufacturing processes, enabling us to produce a wide variety of custom engineered products and components primarily focused on the window and door segment of the residential building products markets. We are able to maintain minimal levels of finished goods inventories at most locations because we typically manufacture products upon order to customer specifications. We believe the primary drivers of our operating results are residential remodeling and replacement activity and new home construction in the markets we serve.
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

The following table presents calendar-year annual housing starts information as of November 2022 from the National Association of Home Builders (NAHB) (units in thousands):

	Single-family Units		Multi-family Units		Manufactured Units
Period	Units	% Change	Units	% Change	Units	% Change	Total Units
Annual Data
2018	871	3%	376	6%	96	3%	1,343
2019	889	2%	402	7%	95	(1)%	1,386
2020	1,002	13%	393	(2)%	94	(1)%	1,489
2021	1,131	13%	474	21%	106	13%	1,711
Annual Data - Forecast
2022	978	(14)%	560	18%	119	12%	1,657
2023	886	(9)%	515	(8)%	120	1%	1,521
2024	1,035	17%	490	(5)%	126	5%	1,651
Ducker Worldwide LLC, a consulting and research firm, indicated in November 2022 that window shipments in the residential remodeling and replacement (R&R) market are expected to increase approximately 3% for the calendar-year 2022 and approximately 2% in 2023. Derived from reports published by Ducker, the overall increase in window shipments for the trailing twelve months ended September 30, 2022 was 3%. During this period, new construction activity increased 2% and R&R replacement increased 4% respectively.
Projections from Catalina Research, a consulting and research firm, as of November 2022 include growth rates for semi-custom (the cabinet market we primarily operate in) and overall cabinet markets. The semi-custom market increased 11% in calendar-year 2021, and is forecasted to increase 13% in 2022 followed by a forecasted decrease of 4% in 2023. The overall cabinet market increased 16% in 2021 calendar-year, and is forecasted to increase 15% in 2022 followed by a forecasted decrease of 3% in 2023.
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
Strategy
Our vision is to be the preferred supplier to our customers in each market we serve. Our strategy to achieve this vision includes the following:
•focus on growth with a purpose and explore markets that are synergistic with existing manufacturing capabilities and expand our market share with national and regional customers and collaborative partnerships by providing: (1) a quality product; (2) a high level of customer service; (3) product choices at different price points; and (4) an expanded product portfolio or enhancements to existing product offerings. These enhancements may include higher thermal efficiency, enhanced functionality, improved weatherability, better appearance and best-in-class quality for our fenestration and cabinet door products;

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
•recognize the importance of environmental, social, and corporate governance by continually looking for ways to reduce our environmental impact, including reducing our carbon footprint, protecting the health and safety of our employees and communities, and engaging diverse workers and leaders, and remain committed to doing good in our community;
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
We compete against a range of small and mid-size metal, vinyl and wood products suppliers, wood molding companies, and the in-house operations of customers who have vertically integrated fenestration operations. We also compete against insulating glass (IG) spacer manufacturing firms. IG systems are used in numerous end markets including residential housing, commercial construction, appliances and transportation vehicles, but we primarily serve the residential housing market. Competition is largely based on regional presence, custom engineering, product development, quality, service and price. Primary competitors include, but are not limited to, Veka, Deceuninck, Energi, Vision Extrusions, GED Integrated Solutions, Technoform, Swiss Spacer, Thermix, RiteScreen, Allmetal, Endura, Klinger, Thermoseal and Fenzi Group. Competitors in the vinyl extrusion business in the U.K. include Epwin, Veka, Profine UK Extrusions Ltd., Eurocell and others. Primary competitors in the cabinet door business in the U.S. include Conestoga, Appalachian Wood, Olon, Northern Contours and others.
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
Sales Backlog
Given the short lead times involved in our business, we have a backlog of approximately $56 million as of October 31, 2022. The criteria for revenue recognition has not been met with regard to sales backlog, and therefore, we have not recorded revenue or deferred revenue pursuant to these sales orders.  If these sales orders result in a sale, we will record revenue in fiscal 2023 in accordance with our revenue recognition accounting policy.
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
Environmental Compliance Costs
From time to time, we incur routine expenses and capital expenditures associated with compliance with existing environmental regulations, including control of air emissions and water discharges, and plant decommissioning costs. We have not incurred any material expenses or capital expenditures related to environmental matters during the past three fiscal years, and do not expect to incur a material amount of such costs in fiscal 2023. While we will continue to have future expenditures related to environmental matters, any such amounts are impossible to reasonably estimate at this time. Based upon our experience to date, we do not believe that our compliance with environmental requirements will have a material adverse effect on our operations, financial condition or cash flows.
Human Capital
We track human capital metrics that we consider to be key to our business, including employee headcount, temporary workers, health and safety, and turnover. As of October 31, 2022, we had 3,875 employees. Of these employees, 3,141 were domiciled in the U.S., 622 in the U.K., and 112 in Germany. Generally, the total number of employees of Quanex and its subsidiaries does not significantly fluctuate throughout the year. Currently, none of our employees are subject to collective bargaining agreements.
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
We evaluate our goodwill and indefinite-lived intangible assets at least annually to determine whether we must test for impairment. In making this assessment, we must use judgment to make estimates of future operating results and appropriate residual values. Actual future operating results and residual values associated with our operations could differ significantly from these estimates, which may result in an impairment charge in a future period, resulting in a decrease in net income from operations in the year of the impairment, as well as a decline in our recorded net worth. Goodwill totaled $137.9 million at October 31, 2022. The results of goodwill impairment testing are described in the accompanying notes to the audited financial statements, Note 6, “Goodwill and Intangible Assets” of the accompanying financial statements in this Annual Report on Form 10-K.
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
Company Risks
Our business, financial condition, and results of operations could be adversely affected by disruptions in the global economy caused by the war in Ukraine.
U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. This conflict in Ukraine could lead to market or operational disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Russia, Europe’s largest provider of natural gas, has significantly reduced the export of natural gas compared to the same time last year resulting in the increase in natural gas prices and the potential for natural gas shortages. In many European countries, including Germany, alternatives to natural gas have limited capacity. This has had and may continue to have a negative impact on the energy costs of our European manufacturing facilities and may also negatively impact our customers and their demand for our products. If supply chain interruptions or other disruptions result in an increase to the price of raw materials or other commodities, we could experience a negative impact on our operating results, profitability and future cash flows.
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
If the COVID-19 coronavirus, or any other epidemic or pandemic, disrupts the worldwide economy, or if similar widespread disease outbreaks occur in the future, our business, financial condition and results of operations could be negatively affected to the extent such event harms the economy or region in which we operate.
Our business could be materially and adversely affected by the occurrence of a widespread health epidemic or pandemic. In particular, any outbreak or resurgence of COVID-19 such as the spread of the Omicron variant, Delta variant or any other future variants, or governmental imposition of mandatory or voluntary closures in areas where our manufacturing facilities, suppliers or customers are located, could severely disrupt our operations and result in (a) plant slowdowns or shutdowns, (b) difficulty obtaining necessary supplies, and (c) reduced customer orders and revenues. In addition to this potential direct impact on our facilities and operations, continuing outbreaks of the virus could negatively impact our industry and end markets as a whole, or result in a longer-term economic recession. Any of these factors could negatively affect our business, financial condition, cash flows, profitability, and results of operations.
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
We are authorized to issue, without stockholder approval, 1,000,000 shares of preferred stock, no par value, in one or more series, which may give other stockholders dividend, conversion, voting, and liquidation rights, among other rights, which may be superior to the rights of holders of our common stock. The issuance of additional equity securities or securities convertible into equity securities would result in dilution of existing stockholders' equity interests. Our Board of Directors has no present intention to issue any such preferred shares, but has the right to do so in the future. In addition, we were authorized, by prior stockholder approval, to issue up to 125,000,000 shares of our common stock, $0.01 par value per share, of which 37,211,056 were issued at October 31, 2022. These authorized shares can be issued, without stockholder approval, as securities convertible into either common stock or preferred stock.
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
The following table lists our principal properties by location, general character and use as of October 31, 2022.

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
* These locations are leased as of October 31, 2022.
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
We believe our operating properties are in good condition and well maintained, and are generally suitable and adequate to carry on our business. In fiscal 2022, on a consolidated basis, our facilities operated at approximately 58% of machine capacity. This capacity utilization is subject to variability by product line, seasonality, location, labor shortages and supply chain interruptions.
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
We have been and are currently party to multiple claims, some of which are in litigation, relating to alleged defects in a commercial sealant product that was manufactured and sold during the 2000’s. Several claims were resolved during fiscal 2020, 2021 and 2022, and we continue to defend the remaining claims. While we believe that our product was not defective and that we would prevail in these commercial sealant product claims if taken to trial, the timing, ultimate resolution and potential impact of these claims is not currently determinable. Nevertheless, after taking into account all currently available information, including our defenses, the advice of our counsel, and the extent and currently-expected availability of our existing insurance coverage, we believe that the eventual outcome of these commercial sealant claims will not have a material adverse effect on our overall financial condition, results of operations or cash flows, and we have not recorded any accrual with regard to these claims.

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
Item 4. Mine Safety Disclosures.
Not Applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock has been listed on the New York Stock Exchange under the ticker symbol NX since April 24, 2008. Electronic copies of our public filings are available on the Securities and Exchange Commission's website (www.sec.gov). There were approximately 1,631 holders of our common stock (excluding individual participants in securities positions listings) on record as of December 8, 2022.
Equity Compensation Plan Information
The following table summarizes certain information regarding equity compensation to our employees, officers and directors under equity compensation plans as of October 31, 2022:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	361,567	$19.39	2,863,024
(1) Column (a) includes securities that may be issued upon future vesting of performance restricted stock units that have been previously granted to key employees and officers. The number of securities reflected in this column includes the maximum number of shares that would be issued pursuant to these performance restricted stock units assuming the performance measures are achieved. The performance measures may not be achieved.
(2) The weighted-average exercise price in column (b) does not include the impacts of the performance share awards or any securities that may be issued thereunder. For additional details, see Note 13, “Stock-Based Compensation,” of the accompanying financial statements in this Annual Report on Form 10-K.
Issuer Purchases of Equity Securities
On August 30, 2018, our Board of Directors approved a stock repurchase program that authorized the repurchase of up to $60.0 million worth of shares of our common stock. As of October 31, 2021, this share repurchase authorization was exhausted and the program was complete. During December 2021, our Board of Directors approved a new stock repurchase program that authorized the repurchase of up to $75.0 million worth of shares of our common stock. Repurchases under the new program will be made in open market transactions or privately negotiated transactions, subject to market conditions, applicable legal requirements and other relevant factors. During the three months ended October 31, 2022, we did not purchase any shares under this program and as of October 31, 2022 we had a maximum of $68.4 million available to purchase shares under this program. During the years ended October 31, 2022, 2021 and 2020, we purchased 291,000, 478,311 and 450,000 shares, respectively, at a cost of $6.6 million, $11.2 million and $7.2 million, respectively, under these programs. The new program does not have an expiration date or a limit on the number of shares that may be purchased.

Stock Performance Graph
The following chart represents a comparison of the five year total return of our common stock to the Standard & Poor’s 500 Index (S&P 500 Index), the Russell 2000 Index, and a peer group index selected by us, which includes companies offering similar products and services to ours. The companies in our peer group for the year ended October 31, 2022 are AAON Inc., American Woodmark Corp, Apogee Enterprises Inc., Armstrong Flooring Inc., Cornerstone Building Brands Inc., CSW Industrials Inc., Gibraltar Industries Inc., Griffon Corporation, Insteel Industries Inc., L.B. Foster Company, Masonite International Corp, Mueller Water Products, Inc., Patrick Industries Inc., PGT Innovations, Inc., Simpson Manufacturing Company Inc., Tredegar Corp, and Trex Company Inc.

INDEXED RETURNS	For the Years Ended
Company Name / Index	10/31/2017	10/31/2018	10/31/2019	10/31/2020	10/31/2021	10/31/2022
Quanex Building Products Corporation	$100.00	$68.21	$90.57	$87.29	$100.71	$109.28
S&P 500 Index	$100.00	$107.35	$122.72	$134.64	$192.42	$164.31
Russell 2000 Index	$100.00	$101.87	$106.87	$106.72	$160.93	$131.10
Peer Group	$100.00	$91.74	$115.76	$134.75	$186.72	$140.43

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis contains forward-looking statements based on our current assumptions, expectations, estimates and projections about our business and the homebuilding industry, and therefore, it should be read in conjunction with our consolidated financial statements and related notes thereto, as well as our “Cautionary Note Regarding Forward-Looking Statements” discussed elsewhere within this Annual Report on Form 10-K. For a listing of potential risks and uncertainties which impact our business and industry, see “Item 1A. Risk Factors.” Actual results could differ from our expectations due to several factors which include, but are not limited to: the impact of market price and demand for our products, economic and competitive conditions, capital expenditures, new technology, regulatory changes and other uncertainties. Unless otherwise required by law, we undertake no obligation to publicly update any forward-looking statements, even if new information becomes available or other events occur in the future.
Our Business
We currently manufacture components for original equipment manufacturers in the building products industry. The majority of these components can be categorized as window and door (fenestration) components and kitchen and bath cabinet components. Examples of fenestration components include (1) energy-efficient flexible insulating glass spacers, (2) extruded vinyl profiles, (3) window and door screens, and (4) precision-formed metal and wood products. In addition, we provide certain other non-fenestration components and products, which include solar panel sealants, trim moldings, vinyl decking, vinyl fencing, water retention barriers, and conservatory roof components. We use low-cost production processes and engineering expertise to provide our customers with specialized products for their specific applications. We believe these capabilities provide us with unique competitive advantages. We serve a primary customer base in North America and the U.K., and also serve customers in international markets through our operating plants in the U.K. and Germany, as well as through sales and marketing efforts in other countries.
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
We currently have three reportable business segments: (1) North American Fenestration segment (“NA Fenestration”), comprising three operating segments, manufacturing vinyl profiles, IG spacers, screens and other fenestration components; (2) European Fenestration segment (“EU Fenestration”), comprising our U.K.-based vinyl extrusion business, manufacturing vinyl profiles and conservatories, and the European insulating glass business manufacturing IG spacers; and (3) North American Cabinet Components segment (“NA Cabinet Components”), comprising our North American cabinet door and components business and two wood-manufacturing plants. We maintain a grouping called Unallocated Corporate & Other, which includes transaction expenses, stock-based compensation, long-term incentive awards based on the performance of our common stock and other factors, certain severance and legal costs not deemed to be allocable to all segments, depreciation of corporate assets, interest expense, other, net, income taxes and inter-segment eliminations, and executive incentive compensation and medical expense fluctuations relative to planned costs as determined during the annual planning process. Other corporate general and administrative costs have been allocated to the reportable business segments, based upon a relative measure of profitability in order to more accurately reflect each reportable business segment's administrative costs. We allocate corporate expenses to businesses acquired mid-year from the date of acquisition. The accounting policies of our operating segments are the same as those used to prepare our accompanying consolidated financial statements. Corporate general and administrative expenses allocated during the years ended October 31, 2022, 2021 and 2020 were $24.5 million, $21.6 million and $21.7 million, respectively.
Recent Transactions and Events
U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market or operational disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Russia, Europe’s largest provider of natural gas, has significantly reduced the export of natural gas compared to the same time last year resulting in the increase in natural gas prices and the potential for natural gas shortages. If this trend continues, this would not only negatively impact our European manufacturing facilities, this may also negatively impact our customers and their demand for our products. We continue to monitor these situations and their impact on our business.

On March 11, 2020, the WHO declared the outbreak of COVID-19 to be a global pandemic and recommended containment and mitigation measures. Many of the limitations and mandates on operations have been lifted, however, the COVID-19 pandemic and its related effects continue to have an adverse effect on many sectors of the economy and we may be further impacted.
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
In November 2022, the NAHB forecasted calendar-year housing starts (excluding manufactured units) to be 1.5 million, 1.4 million and 1.5 million in 2022, 2023 and 2024 calendar-years, respectively. The November 2022, Ducker forecast indicated that window shipments in the R&R market are expected to increase approximately 3% and 2% in the calendar-years ended 2022 and 2023, respectively, and window shipments in the new construction market are expected to decrease 4% and 13% in the calendar-years ended 2022 and 2023, respectively, resulting in overall window shipment declines of 1% in 2022 and 5% in 2023. Derived from reports published by Ducker, the overall increase in window shipments for the trailing twelve months ended September 30, 2022 was 3%. During this period, new construction activities increased 2% and R&R increased 4%. In November 2022, Catalina Research estimated that residential semi-custom cabinet demand in the U.S. is estimated to increase 13% in 2022 and decrease 4% in 2023.
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
Several commodities in our business are subject to pricing fluctuations, including polyvinyl resin (PVC), titanium dioxide (TiO2), petroleum products, aluminum and wood. For the majority of our customers and critical suppliers, we have price adjusters in place which effectively share the base pass-through price changes for our primary commodities with our customers commensurate with the market at large. Our long-term exposure to these price fluctuations is somewhat mitigated due to the contractual component of the adjuster program. However, these adjusters are not in place with all customers and for all commodities, and there is a level of exposure to such volatility due to the lag associated with the timing of price updates in accordance with our customer agreements, particularly with regard to hardwoods. In addition, some of these commodities are in high demand, particularly in Europe, which can affect the cost of the raw materials, a portion of which we may not be able to fully recover. We continue to experience some supply disruptions as high demand reduced availability of raw materials.
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
Comparison of the fiscal years ended October 31, 2022 and 2021
This table sets forth our consolidated results of operations for the twelve-month periods ended October 31, 2022 and 2021.

	For the Years Ended October 31,
	2022	2021	$ Change	Variance %
	(Dollars in thousands)
Net sales	$1,221,502	$1,072,149	$149,353	14%
Cost of sales (excluding depreciation and amortization)	953,004	831,541	121,463	(15)%
Selling, general and administrative	117,108	115,967	1,141	(1)%
Restructuring charges	—	39	(39)	100%
Depreciation and amortization	40,109	42,732	(2,623)	6%
Operating income	111,281	81,870	29,411	36%
Interest expense	(2,559)	(2,530)	(29)	(1)%
Other, net	1,041	754	287	38%
Income tax expense	(21,427)	(23,114)	1,687	7%
Net income	$88,336	$56,980	$31,356	55%
Our year-over-year results by reportable segment follow. Our comparison of the results for the fiscal years ended October 31, 2021 and 2020 by reportable segment for the prior year comparative periods can be found in the annual report on Form 10-K for the year ended October 31, 2021.
Changes Related to Operating Income by Reportable Segment:
NA Fenestration

	For the Years Ended October 31,
	2022	2021	$ Change	Variance %
	(Dollars in thousands)
Net sales	$687,458	$578,332	$109,126	19%
Cost of sales (excluding depreciation and amortization)	537,900	450,356	87,544	(19)%
Selling, general and administrative	58,735	52,959	5,776	(11)%
Restructuring charges	—	39	(39)	100%
Depreciation and amortization	16,253	18,730	(2,477)	13%
Operating income	$74,570	$56,248	$18,322	33%
Operating income margin	11%	10%
Net Sales. Net sales increased $109.1 million, or 19%, for the twelve months ended October 31, 2022 compared to the same period in 2021, which was primarily driven by an increase in price and raw material surcharges of $68.5 million and a $40.7 million increase in volumes.
Cost of Sales. Cost of sales increased $87.5 million, or 19%, for the twelve months ended October 31, 2022 compared to the same period in 2021. Cost of sales, including labor, increased primarily due to higher volumes during the period as well as the inflation of raw materials.

Selling, General and Administrative. Our selling, general and administrative expenses increased by $5.8 million, or 11%, for the twelve months ended October 31, 2022 compared to the same period in 2021. This increase was due primarily to an increase in compensation expense, professional fees and general expenses year-over-year.
Depreciation and Amortization. Depreciation and amortization expense decreased $2.5 million, or 13%, for the twelve months ended October 31, 2022 compared to the same period in 2021, reflecting the run-off of depreciation expense related to existing assets and disposals during the period.
EU Fenestration

	For the Years Ended October 31,
	2022	2021	$ Change	Variance %
	(Dollars in thousands)
Net sales	$262,058	$251,599	$10,459	4%
Cost of sales (excluding depreciation and amortization)	180,268	172,033	8,235	(5)%
Selling, general and administrative	31,846	29,894	1,952	(7)%
Depreciation and amortization	9,674	10,373	(699)	7%
Operating income	$40,270	$39,299	$971	2%
Operating income margin	15%	16%
Net Sales. Net sales increased $10.5 million, or 4%, when comparing the twelve months ended October 31, 2022 compared to the same period in 2021, which was primarily driven by a $47.4 million of base price increases partially offset by $22.1 million of foreign currency rate changes and a $14.8 million decrease in volumes.
Cost of Sales. The cost of sales increased $8.2 million, or 5%, for the twelve months ended October 31, 2022 compared to the same period in 2021. Cost of sales increased primarily due to inflation of raw materials partially offset by a decrease in volumes and foreign currency impacts.
Selling, General and Administrative. Our selling, general and administrative expense increased $2.0 million, or 7%, for the twelve months ended October 31, 2022 compared to the same period in 2021. The increase is primarily due to higher compensation and general expenses partially offset by foreign currency impacts year-over-year.
NA Cabinet Components

	For the Years Ended October 31,
	2022	2021	$ Change	Variance %
	(Dollars in thousands)
Net sales	$275,704	$246,075	$29,629	12%
Cost of sales (excluding depreciation and amortization)	236,695	211,088	25,607	(12)%
Selling, general and administrative	21,934	20,828	1,106	(5)%
Depreciation and amortization	13,830	13,263	567	(4)%
Operating income	$3,245	$896	$2,349	262%
Operating income margin	1%	—%
Net Sales. Net sales increased $29.6 million, or 12%, for the twelve months ended October 31, 2022 compared to the same period in 2021, which was primarily driven by a $57.1 million increase in price and raw material indexes partially offset by $27.5 million decrease in volumes due to labor and material shortages throughout the supply chain.
Cost of Sales. The cost of sales increased $25.6 million, or 12%, for the twelve months ended October 31, 2022 compared to the same period in 2021, primarily as a result of lumber price inflation, which is recovered on a lag, partially offset by lower volumes during the period.
Selling, General and Administrative. Our selling, general and administrative expense increased $1.1 million, or 5%, for the twelve months ended October 31, 2022 compared to the same period in 2021. The increase is primarily due to an increase in general expenses year-over-year.

Unallocated Corporate & Other

	For the Years Ended October 31,
	2022	2021	$ Change	Variance %
	(Dollars in thousands)
Net sales	$(3,718)	$(3,857)	$139	4%
Cost of sales (excluding depreciation and amortization)	(1,859)	(1,936)	77	(4)%
Selling, general and administrative	4,593	12,286	(7,693)	63%
Depreciation and amortization	352	366	(14)	4%
Operating loss	$(6,804)	$(14,573)	$7,769	53%
Net Sales. Net sales for Unallocated Corporate & Other represents the elimination of inter-segment sales for the twelve months ended October 31, 2022 and 2021.
Cost of Sales. Cost of sales for Corporate & Other consists of the elimination of inter-segment sales, profit in inventory, and other costs.
Selling, General and Administrative. Our selling, general and administrative expenses decreased $7.7 million, or 63%, for the twelve months ended October 31, 2022 compared to the same period in 2021. This decreased due to $4.0 million of decreased compensation expense including the valuations of our stock based compensation awards, a decrease of $3.2 million related to medical expense claims, and a decrease of $0.5 million related to workers’ compensation claims partially offset by an increase of $1.4 million professional fees during the twelve months ended October 31, 2022 compared to the same period in 2021. Additionally, we recorded a $1.4 million loss on the sale of a plant during the twelve months ended December 31, 2021, for which we did not have a comparable expense in the corresponding twelve months ended October 31, 2022.
Changes Related to Non-Operating Items:
Interest Expense. Interest expense remained flat for the twelve months ended October 31, 2022 compared to the same period in 2021. The weighted average interest rate for borrowings outstanding for the twelve months ended October 31, 2022 was 2.16% compared with 1.42% for the twelve months ended October 31, 2021.
Other, net. Other, net increased $0.3 million for the twelve months ended October 31, 2022 compared to the same period in 2021. The increase is primarily due to an increase in foreign currency transaction gains partially offset by pension benefits year-over-year.
Income Taxes. We recorded income tax expense of $21.4 million on pre-tax income of $109.8 million for the twelve months ended October 31, 2022, an effective rate of 19.5%, and income tax expense of $23.1 million on pre-tax income of $80.1 million for the twelve months ended October 31, 2021, an effective rate of 28.9%. The October 31, 2022 effective rate is lower than the U.S. federal statutory rate of 21% primarily due to the rate differential of non-U.S. income taxes, U.S. foreign tax credits and tax benefits associated with stock-based compensation, partially offset by U.S. taxes and non-U.S. earnings and the true-up of our accruals and related deferred taxes from prior year filings. The effective rate for the twelve months ended October 31, 2021 was impacted by state income taxes, global intangible low-taxed income, and changes in uncertain tax positions, partially offset by U.S. foreign tax credits.
Liquidity and Capital Resources
Overview
Historically, our principal sources of funds have been cash on hand, cash flow from operations, and borrowings under our credit facilities. As of October 31, 2022, we had $55.1 million of cash and cash equivalents, $13.0 million outstanding under our credit facilities, $5.0 million of outstanding letters of credit and $19.2 million outstanding under finance leases. We had $307.0 million available for use under a revolving credit facility at October 31, 2022.
On July 6, 2022, we entered into our Second Amended and Restated Credit Agreement (the “Credit Facility”) with Wells Fargo Securities, LLC, as Agent, Swingline Lender and Issuing Lender, and BofA Securities, Inc. serving as Syndication Agent. We capitalized $1.2 million of deferred financing fees related to the Credit Facility during the year ended October 31, 2022. This $325.0 million revolving credit facility has a five-year term, maturing on July 6, 2027, and replaces our previous credit facility we entered into on October 18, 2018.
Interest payments for the Credit Facility are calculated, at our election and depending upon the Consolidated Net Leverage Ratio, at a Base Rate (0.25% to 1.00%) plus an applicable margin or at the same rate as Risk-Free Rate (“RFR”) Loans for domestic borrowings or Eurocurrency Rate Loans (1.25% to 2.00%) plus an applicable margin. In addition, we are subject to commitment fees (0.150% to 0.250) for the unused portion of the Credit Facility. As of October 31, 2022, the applicable rate was RFR + 1.25%.
The weighted average interest rate of borrowings outstanding for the twelve-month periods ended October 31, 2022 and 2021 was 2.16% and 1.42%, respectively. We were in compliance with our debt covenants as of October 31, 2022. For additional details of the Revolving Credit Facility, see Note 8, “Debt,” included elsewhere within this Annual Report on Form 10-K.
We expect to repatriate excess cash moving forward and use the funds to retire debt or meet current working capital needs. We believe our business model, our current cash reserves and the recent steps we have taken to strengthen our balance sheet leave us well-positioned to manage our business and remain in compliance with our debt covenants.
Analysis of Cash Flow
The following table summarizes our cash flow results for the years ended October 31, 2022, 2021, and 2020:

	Year Ended October 31,
	2022	2021	2020
	(In millions)
Cash flows provided by operating activities	$98.0	$78.6	$100.8
Cash flows used for investing activities	$(33.0)	$(18.7)	$(25.2)
Cash flows used for financing activities	$(45.9)	$(71.9)	$(55.1)
Our year-over-year cash flow analysis follows. Our cash flow analysis for the fiscal years ended October 31, 2021 and 2020 for the prior year comparative periods can be found in the annual report on Form 10-K for the year ended October 31, 2021.
Operating Activities
Operating cash flow for the year ended October 31, 2022 increased $19.4 million while cash flow for the year ended October 31, 2021 decreased by $22.2 million. The increase in operating cash flows is primarily due to higher net income year-over-year due to increased pricing offset by unfavorable changes in working capital. The unfavorable changes in working capital were largely driven by changes in accounts receivable and payable, as well as an increase in accrued incentives year over year.
Investing Activities
Cash used for investing activities for the year ended October 31, 2022 increased $14.3 million compared to the year ended October 31, 2021 due to an increase of $9.1 million in capital expenditures and a decrease of $5.2 million proceeds from the disposition of capital assets.
At October 31, 2022, we had firm purchase commitments of approximately $1.7 million for the purchase or construction of capital assets. We plan to fund these capital expenditures through cash from operations or borrowings under our revolving credit facility.
Financing Activities
For the year ended October 31, 2022, cash used for financing activities was $45.9 million and related primarily to net debt repayments of $26.7 million, payment of dividends of $10.6 million and share repurchases of $6.6 million. For the year ended October 31, 2021, cash used for financing activities was $71.9 million and related primarily to net debt repayments of $65.7 million, share repurchases of $11.2 million and payment of dividends of $10.8 million, partially offset by $16.3 million of proceeds from the exercise of stock options.
Liquidity Requirements
Our strategy for deploying cash is to invest in organic growth opportunities, develop our infrastructure, and explore strategic acquisitions. Other uses of cash include paying cash dividends to our shareholders and repurchasing our own stock. We maintain cash balances in foreign countries which totaled $13.6 million and $10.6 million as of October 31, 2022 and 2021. During the years ended October 31, 2022 and 2021, we repatriated $28.9 million and $28.4 million, respectively, of foreign earnings from our international divisions.

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
Revolving Credit Facility
We maintain our $325.0 million Credit Facility, which contains a revolving credit facility, with Wells Fargo Securities, LLC, as Agent, Swingline Lender and Issuing Lender, and BofA Securities, Inc. serving as Syndication Agent. The Credit Facility has a five-year term, maturing on July 6, 2027, and requires interest payments calculated, at our election and depending upon our Consolidated Net Leverage Ratio, at a Base Rate plus an applicable margin or at the same rate as Risk-Free Rate (“RFR”) Loans for domestic borrowings or Eurocurrency Rate Loans plus an applicable margin. At the time of the initial borrowing, the applicable rate was RFR + 1.25%. In addition, we are subject to commitment fees for the unused portion of the Credit Facility. The applicable margin and commitment fees range from 0.15% to 0.25%, depending upon the type of loan and Consolidated Net Leverage Ratio.
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
In addition to maintaining these financial covenants, the Credit Facility also limits our ability to enter into certain business transactions, such as to incur indebtedness or liens, to acquire businesses or dispose of material assets, make restricted payments, pay dividends (limited to $25.0 million per year) and to conduct other transactions as further defined in the Credit Facility. Some of these limitations, however, do not take effect so long as Consolidated Net Leverage Ratio is less than or equal to 2.75 to 1.00 and available liquidity exceeds $25.0 million. Substantially all of our domestic assets, with the exception of real property, are pledged as collateral for the Credit Facility.
Issuer Purchases of Equity Securities
On August 30, 2018, our Board of Directors approved a stock repurchase program that authorized the repurchase of up to $60.0 million worth of shares of our common stock. As of October 31, 2021, this share repurchase authorization was exhausted and the program was complete. During December 2021, our Board of Directors approved a new stock repurchase program that authorized the repurchase of up to $75.0 million worth of shares of our common stock. During the years ended October 31, 2022, 2021 and 2020, we purchased 291,000, 478,311 and 450,000 shares, respectively, at a cost of $6.6 million, $11.2 million and $7.2 million, respectively, under these programs.
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

Impairment or Disposal of Long-Lived Assets
Property, Plant and Equipment and Intangible Assets with Defined Lives
We make judgments and estimates in conjunction with the carrying value of our long-term assets, including property, plant and equipment, and identifiable intangibles. These judgments may include the basis for capitalization, depreciation and amortization methods and the useful lives of the underlying assets. In accordance with U.S. GAAP, we review the carrying values of these assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We determine that the carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value exceeds the sum of the undiscounted cash flows and after considering alternate uses for the asset, an impairment charge would be recorded in the period in which such review is performed. We measure the impairment loss as the amount by which the carrying amount of the long-lived asset exceeds its fair value. Fair value is determined by reference to quoted market prices in active markets, if available, or by calculating the discounted cash flows associated with the use and eventual disposition of the asset. Therefore, if there are indicators of impairment, we are required to make long-term forecasts of our future revenues and costs related to the assets subject to review. Forecasts require assumptions about demand for our products and future market conditions. Although there may be no indicators of impairment in the current period, unanticipated changes to assumptions or circumstances in future periods could result in an impairment charge in the period of the change. No impairment charges were incurred with regard to our property, plant and equipment for the years ended October 31, 2022, 2021 and 2020.
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

At our annual testing date, August 31, 2022, we had five reporting units with goodwill balances: two reporting units included in our NA Fenestration operating segment, two reporting units included in our EU Fenestration operating segment, and one reporting unit included in our NA Cabinet Components operating segment. We performed a qualitative assessment of one of the two reporting units in the NA Fenestration segment and the two reporting units in the EU Fenestration segment. This review included an analysis of historical goodwill test results, operating results relative to forecast, projected results over the next five years, and other measures and concluded that there were no indicators of potential impairment associated with these reporting units. Therefore, no additional testing was deemed necessary for the reporting units in the NA Fenestration segment and the EU Fenestration segment that were assessed qualitatively. We also updated the quantitative assessments for the reportable unit in the NA Cabinet Components segment and the second reportable unit in the NA Fenestration segment. We determined the fair value of these reportable units exceeded the carrying value by 12.0% and 384.9%, respectively, and concluded that no impairment was necessary.
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
Annually, we evaluate our tax positions to determine if there have been any changes in uncertain tax positions or if there has been a lapse in the statute of limitations with regard to such positions. Our liability for uncertain tax positions at October 31, 2022 and 2021 totaled $1.4 million and are related to certain federal and state tax items regarding the interpretation of tax laws and regulations.
We believe we will have sufficient taxable income in the future to fully utilize our deferred tax assets recorded as of October 31, 2022, net of our valuation allowance. There is a risk that our estimates related to the future use of loss carry forwards and our ability to realize our deferred tax assets may not come to fruition, and that the results could materially impact our financial position and results of operations. Our total gross deferred tax assets at October 31, 2022 and 2021 totaled $13.9 million and $13.8 million, respectively, against which we had recorded a valuation allowance of $0.5 million and $1.2 million, respectively.
Inventory
We record inventory at the lower of cost or net realizable value. Inventories are valued using the first-in first-out (FIFO) method. Fixed costs related to excess manufacturing capacity have been expensed in the period, and therefore, are not capitalized into inventory. Inventory quantities are regularly reviewed and provisions for excess or obsolete inventory are recorded primarily based on our forecast of future demand and market conditions. Significant unanticipated changes to our forecasts or changes in the net realizable value of our inventory would require a change in the provision for excess or obsolete inventory. For the years ended October 31, 2022, 2021 and 2020, our inventory reserves are approximately 3%, 3%, and 10% of gross inventory, respectively.

Retirement Plans
We sponsor a defined benefit pension plan and an unfunded postretirement plan that provides health care and life insurance benefits for a limited pool of eligible retirees and dependents. On January 1, 2020, we enacted changes to our pension plan whereby the benefits for all participants were frozen and thereafter those participants will receive increased benefits in the company sponsored defined contribution plan in lieu of participation in a defined benefit plan. During the three months ended October 31, 2022, we notified participants that our pension plan will be terminated effective November 1, 2022, with final settlement expected to occur in fiscal 2024. The measurement of liabilities related to these plans is based on our assumptions related to future events, including expected return on plan assets and healthcare cost trend rates. The discount rate reflects the rate at which benefits could be effectively settled on the measurement date. We determine our discount rate using a FTSE Above Median Model whereby target yields are developed from bonds across a range of maturity points, and a curve is fitted to those targets. Spot rates (zero coupon bond yields) are developed from the curve and used to discount benefit payments associated with each future year. This model assumes spot rates will remain level beyond the 30-year point. We determine the present value of plan benefits by applying the discount rates to projected benefit cash flows. Actual pension plan asset investment performance, as well as other economic experience such as discount rate and demographic experience, will either reduce or increase unamortized pension losses at the end of any fiscal year, which ultimately affects future pension costs.
As of October 31, 2022, our projected benefit obligation (PBO) and accumulated benefit obligation (ABO) each exceeded the fair value of the plan assets by $3.9 million. As a comparison, our PBO and ABO exceeded the fair value of plan assets by $4.7 million as of October 31, 2021. During fiscal 2022, no contributions to the pension plan were needed to meet minimum contribution requirements. Expected contributions are dependent on many variables, including the variability of the market value of the assets as compared to the obligation and other market or regulatory conditions. In addition, we take into consideration our business investment opportunities and our cash requirements. Accordingly, actual funding may differ greatly from current estimates.
Under U.S. GAAP, we are not required to immediately recognize the effects of a deviation between actual and assumed experience under our pension plan, or to revise our estimate as a result. This approach allows the favorable and unfavorable effects that fall within an acceptable range to be netted and disclosed as an unrecognized gain or loss. As of October 31, 2022 and 2021, a net actuarial loss of $3.6 million and $4.5 million, respectively, was included in our accumulated other comprehensive income. There were no net prior service costs or transition obligations for the years ended October 31, 2022 and 2021. The effect on fiscal years after 2022 will depend on the actual experience of the plans.
Mortality assumptions used to determine the obligations for our pension plans are based on the Pri-2012 base mortality table with MP-2021 mortality improvement scale.
Contractual Obligations and Commercial Commitments
Our contractual obligations and commercial commitments include unconditional purchase obligations which consist of commitments to buy miscellaneous parts, inventory, and expenditures related to capital projects in progress. In addition, during fiscal 2023, we do not expect to need to contribute to our pension plan to meet our minimum contribution requirements. Pension contributions beyond 2023 cannot be determined since the amount of any contribution is heavily dependent on the future economic environment and investment returns on pension plan assets. Obligations are based on current and projected obligations of the plans, performance of the plan assets, if applicable, and the timing and amount of funding contributions. At October 31, 2022, we have recorded a long-term liability for deferred pension benefits totaling $3.9 million. We believe the effect of the plans on liquidity is not significant to our overall financial condition.
Our supplemental benefit plan and deferred compensation plan liabilities fluctuate based on changes in the market value of certain equity securities, including our common stock. As of October 31, 2022, our liability under the supplemental benefit plan and the deferred compensation plan was approximately $1.9 million and $3.3 million, respectively.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as such term is defined in the rules promulgated by the SEC, that we believe would be material to investors and for which it is reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Effects of Inflation
We have experienced the impact of inflation on our cost of raw materials, labor, freight and overhead, particularly during the year ended October 31, 2022.  Although we use contractual price indexing along with periodic base price increases to minimize the effect of inflation on our results, we have not been able to fully recover all of the inflationary cost increases.  We cannot provide assurance, however, that our results of operations and financial position will not be materially impacted by inflation in the future.
Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standards setting bodies that we adopt as of the specified effective date. We did not adopt any new accounting pronouncements during the twelve months ended October 31, 2022. As of October 31, 2022, we believe the impact of any recently issued standards that are not yet effective are either not applicable to us at this time or will not have a material impact on our condensed consolidated financial statements upon adoption.
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
Interest Rate Risk
Our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Based upon the balances of the variable rate debt at October 31, 2022, a hypothetical 1.0% increase or decrease in interest rates could result in approximately $0.1 million of additional pre-tax charges or credit to our operating results. This sensitivity pertains primarily to our outstanding revolving credit facility borrowings outstanding under the Credit Facility as of October 31, 2022.
Foreign Currency Rate Risk
Our international operations have exposure to foreign currency rate risks, primarily due to fluctuations in the Euro, the British Pound Sterling and the Canadian Dollar. From time to time, we enter into foreign exchange contracts associated with our operations to manage a portion of the foreign currency rate risk. There were no derivatives outstanding as of October 31, 2022 or 2021. These foreign currency derivative contracts hedge cross-border intercompany and commercial activity for our insulating glass spacer business. Although these derivatives hedge our exposure to fluctuations in foreign currency rates, we do not apply hedge accounting and therefore, the change in the fair value of these foreign currency derivatives is recorded directly to other income and expense in the accompanying consolidated statements of income. To the extent the gain or loss on the derivative instrument offsets the gain or loss from the re-measurement of the underlying foreign currency balance, changes in exchange rates should have no effect.
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

Item 8. Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS

Quanex Building Products Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Quanex Building Products Corporation

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Quanex Building Products Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of October 31, 2022 and 2021, the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of October 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated December 16, 2022 expressed an unqualified opinion.

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
Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Quantitative goodwill impairment assessment of the reporting unit included in the North American Cabinet Components operating segment

As described in Note 1 to the financial statements, the Company performs its annual goodwill impairment test as of August 31. The Company performed a quantitative assessment of the reporting unit included in the North American Cabinet Components operating segment primarily due to the history of a narrow margin of fair value over carrying value in the quantitative assessments performed in prior years. We identified the estimation of the fair value of this reporting unit as a critical audit matter.

The principal considerations for our determination that the estimation of the fair value of this reporting unit is a critical audit matter relates to the use of the income approach which is one method management uses to estimate the fair value of the reporting unit. Auditing the fair value of the reporting unit involved a high degree of auditor judgment, subjectivity and audit effort in evaluating management’s significant assumptions used in the income approach, including future cash flows related to the reporting unit and the weighted average cost of capital (WACC). In addition, the audit effort involved the use of valuation specialists to assist in performing these procedures and evaluating the audit evidence obtained.

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
December 16, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Quanex Building Products Corporation
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Quanex Building Products Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of October 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended October 31, 2022, and our report dated December 16, 2022 expressed an unqualified opinion on those financial statements.

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
December 16, 2022

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2022 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on this assessment, management has concluded that, as of October 31, 2022, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles based on such criteria.
Grant Thornton LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED BALANCE SHEETS
As of October 31, 2022 and 2021

	October 31,
	2022	2021
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$55,093	$40,061
Accounts receivable, net of allowance for credit losses of $289 and $340	96,018	108,309
Inventories, net	120,890	92,529
Prepaid and other current assets	8,664	8,148
Total current assets	280,665	249,047
Property, plant and equipment, net of accumulated depreciation of $348,528 and $336,493	180,400	178,630
Operating lease right-of-use assets	56,000	52,708
Goodwill	137,855	149,205
Intangible assets, net	65,035	82,410
Other assets	4,662	5,323
Total assets	$724,617	$717,323
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$77,907	$86,765
Accrued liabilities	52,114	56,156
Income taxes payable	1,049	6,038
Current maturities of long-term debt	1,046	846
Current operating lease liabilities	7,727	8,196
Total current liabilities	139,843	158,001
Long-term debt	29,628	52,094
Noncurrent operating lease liabilities	49,286	45,367
Deferred pension and postretirement benefits	3,917	4,737
Deferred income taxes	22,277	21,965
Liability for uncertain tax positions	1,361	1,388
Other liabilities	13,470	13,989
Total liabilities	259,782	297,541
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, shares authorized 1,000,000 issued and outstanding - none	—	—
Common stock, $0.01 par value, shares authorized 125,000,000 issued 37,211,056 and 37,273,510 respectively; outstanding 33,129,250 and 33,274,785, respectively	372	373
Additional paid-in-capital	251,947	254,162
Retained earnings	337,456	259,718
Accumulated other comprehensive loss	(49,422)	(21,770)
Less: Treasury stock at cost, 4,081,806 and 3,998,725 shares, respectively	(75,518)	(72,701)
Total stockholders’ equity	464,835	419,782
Total liabilities and stockholders' equity	$724,617	$717,323
See notes to consolidated financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended October 31, 2022, 2021 and 2020

	Year Ended October 31,
	2022	2021	2020
	(In thousands, except per share amounts)
Net sales	$1,221,502	$1,072,149	$851,573
Cost and expenses:
Cost of sales (excluding depreciation and amortization)	953,004	831,541	658,750
Selling, general and administrative	117,108	115,967	89,707
Restructuring charges	—	39	622
Depreciation and amortization	40,109	42,732	47,229
Operating income	111,281	81,870	55,265
Non-operating (expense) income:
Interest expense	(2,559)	(2,530)	(5,245)
Other, net	1,041	754	280
Income before income taxes	109,763	80,094	50,300
Income tax expense	(21,427)	(23,114)	(11,804)
Net income	$88,336	$56,980	$38,496

Basic earnings per common share	$2.67	$1.72	$1.18

Diluted earnings per common share	$2.66	$1.70	$1.17

Weighted-average common shares outstanding:
Basic	33,048	33,193	32,689
Diluted	33,205	33,495	32,821

Cash dividends per share	$0.32	$0.32	$0.32

See notes to consolidated financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended October 31, 2022, 2021 and 2020

	Year Ended October 31,
	2022	2021	2020
	(In thousands)
Net income	$88,336	$56,980	$38,496
Other comprehensive income:
Foreign currency translation adjustments (loss) gain	(28,334)	7,152	1,078
Change in pension from net unamortized gain (loss) (pretax)	897	5,477	(376)
Change in pension from net unamortized gain (loss) tax (expense) benefit	(215)	(1,375)	91
Total other comprehensive (loss) income, net of tax	(27,652)	11,254	793
Comprehensive income	$60,684	$68,234	$39,289

See notes to consolidated financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Years Ended October 31, 2022, 2021 and 2020

	Common Stock				Accumulated	Treasury Stock		Total
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Shares	Amount	Stockholders’ Equity
	(In thousands, except share amounts)
Balance at October 31, 2019	37,370,402	$374	$254,673	$185,703	$(33,817)	(4,348,613)	$(76,746)	$330,187
Net income	—	—	—	38,496	—	—	—	38,496
Foreign currency translation adjustments	—	—	—	—	1,078	—	—	1,078
Change in pension from net unamortized loss (net of tax benefit of $91)	—	—	—	—	(285)	—	—	(285)
Common dividends ($0.32 per share)	—	—	—	(10,534)	—	—	—	(10,534)
Treasury shares purchased, at cost	—	—	—	—	—	(450,000)	(7,233)	(7,233)
Expense related to stock-based compensation	—	—	879	—	—	—		879
Stock options exercised	—	—	66	(242)	—	215,733	3,801	3,625
Restricted stock awards granted	—	—	(1,212)	94	—	63,400	1,118	—
Performance share awards vested	—	—	(495)	—	—	28,051	495	—
Other	(74,236)	(1)	(453)	—	—	—	—	(454)
Balance at October 31, 2020	37,296,166	$373	$253,458	$213,517	$(33,024)	(4,491,429)	$(78,565)	$355,759
Net income	—	—	—	56,980	—	—	—	56,980
Foreign currency translation adjustments	—	—	—	—	7,152	—	—	7,152
Change in pension from net unamortized gain (net of tax of expense of $1,375)	—	—	—	—	4,102	—	—	4,102
Common dividends ($0.32 per share)	—	—	—	(10,779)	—	—	—	(10,779)
Expense related to stock-based compensation	—	—	1,970	—	—	—		1,970
Treasury shares purchased, at cost	—	—	—	—	—	(478,311)	(11,182)	(11,182)
Stock options exercised	—	—	1,073	—	—	865,393	15,199	16,272
Restricted stock awards granted	—	—	(1,282)	—	—	73,300	1,282	—
Performance share awards vested	—	—	(565)	—	—	32,322	565	—
Other	(22,656)	—	(492)	—	—	—	—	(492)
Balance at October 31, 2021	37,273,510	$373	$254,162	$259,718	$(21,770)	(3,998,725)	$(72,701)	$419,782
Net income	—	—	—	88,336	—	—	—	88,336
Foreign currency translation adjustments	—	—	—	—	(28,334)	—	—	(28,334)
Change in pension from net unamortized gain (net of tax expense of $215)	—	—	—	—	682	—	—	682
Common dividends ($0.32 per share)	—	—	—	(10,598)	—	—	—	(10,598)
Treasury shares purchased, at cost	—	—	—	—	—	(291,000)	(6,600)	(6,600)
Expense related to stock-based compensation	—	—	2,291	—	—	—		2,291
Stock options exercised	—	—	38	—	—	35,600	651	689
Restricted stock awards granted	—	—	(1,534)	—	—	84,400	1,534	—
Performance share awards vested	—	—	(1,598)	—	—	87,919	1,598	—
Other	(62,454)	(1)	(1,412)	—	—	—	—	(1,413)
Balance at October 31, 2022	37,211,056	$372	$251,947	$337,456	$(49,422)	(4,081,806)	$(75,518)	$464,835
See notes to consolidated financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
For the Years Ended October 31, 2022, 2021 and 2020

	Year Ended October 31,
	2022	2021	2020
	(In thousands)
Operating activities:
Net income	$88,336	$56,980	$38,496
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	40,109	42,732	47,229
Loss on disposition of capital assets	109	3,039	—
Stock-based compensation	2,291	1,970	879
Deferred income tax	2,097	1,785	(189)
Other, net	1,905	2,126	1,689
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	6,945	(19,017)	(5,766)
(Increase) decrease in inventory	(32,035)	(31,382)	6,119
(Increase) decrease in other current assets	(970)	(1,817)	2,896
(Decrease) increase in accounts payable	(3,047)	7,097	15,922
(Decrease) increase in accrued liabilities	(3,159)	16,212	(3,156)
(Decrease) increase in income taxes payable	(5,192)	(378)	237
Increase (decrease) in deferred pension and postretirement benefits	77	(708)	(2,775)
Increase (decrease) in other long-term liabilities	305	477	(236)
Other, net	194	(528)	(549)
Cash provided by operating activities	97,965	78,588	100,796
Investing activities:
Capital expenditures	(33,121)	(24,008)	(25,726)
Proceeds from disposition of capital assets	159	5,300	502
Cash used for investing activities	(32,962)	(18,708)	(25,224)
Financing activities:
Borrowings under credit facility	70,500	—	114,500
Repayments of credit facility borrowings	(95,500)	(65,000)	(154,000)
Debt issuance costs	(1,210)	—	—
Repayments of other long-term debt	(1,747)	(680)	(1,027)
Common stock dividends paid	(10,598)	(10,779)	(10,534)
Issuance of common stock	689	16,272	3,626
Payroll tax paid to settle shares forfeited upon vesting of stock	(1,413)	(492)	(454)
Purchase of treasury stock	(6,600)	(11,182)	(7,233)
Cash used for financing activities	(45,879)	(71,861)	(55,122)
Effect of exchange rate changes on cash and cash equivalents	(4,092)	421	303
Increase (decrease) in cash and cash equivalents	15,032	(11,560)	20,753
Cash and cash equivalents at beginning of period	40,061	51,621	30,868
Cash and cash equivalents at end of period	$55,093	$40,061	$51,621
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
The following table summarizes our product sales for the three years ended October 31, 2022, 2021, and 2020 into groupings by segment which we believe depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors. For further details regarding our results by segment, refer to Note 16, “Segment Information.”

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended October 31,
	2022	2021	2020
	(in thousands)
NA Fenestration:
United States - fenestration	$609,572	$507,634	$427,616
International - fenestration	35,906	34,610	28,585
United States - non-fenestration	29,039	24,534	19,279
International - non-fenestration	12,941	11,554	7,935
	$687,458	$578,332	$483,415
EU Fenestration:
International - fenestration	$194,854	$199,511	$134,432
International - non-fenestration	67,204	52,088	26,622
	$262,058	$251,599	$161,054
NA Cabinet Components:
United States - fenestration	$17,696	$13,326	$11,842
United States - non-fenestration	254,726	230,559	196,479
International - non-fenestration	3,282	2,190	1,778
	$275,704	$246,075	$210,099
Unallocated Corporate & Other:
Eliminations	$(3,718)	$(3,857)	$(2,995)
	$(3,718)	$(3,857)	$(2,995)
Net sales	$1,221,502	$1,072,149	$851,573
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
Concentration of Credit Risk and Allowance for Credit Losses
Certain of our businesses or product lines are largely dependent on a relatively few large customers. Although we believe we have an extensive customer base, the loss of one of these large customers or if such customers were to incur a prolonged period of decline in business, our financial condition and results of operations could be adversely affected. For the years ended October 31, 2022 and 2020, one customer provided more than 10% of our consolidated net sales. For the year ended October 31, 2021, no customer provided more than 10% of our consolidated net sales.
We have established an allowance for credit losses to estimate the risk of loss associated with our accounts receivable balances. Our policy for determining the allowance is based on factors that affect collectability, including: (a) historical trends of write-offs, recoveries and credit losses; (b) the credit quality of our customers; and (c) projected economic and market conditions. We believe our allowance is adequate to absorb any known or probable losses as of October 31, 2022. Different assumptions or changes in economic circumstances could result in changes to the allowance.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Business Combinations
We apply the acquisition method of accounting for business combinations, which requires us to make use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the assets and liabilities acquired. We account for contingent assets and liabilities at fair value on the acquisition date, and record changes to fair value associated with these assets and liabilities as a period cost as incurred. We use established valuation techniques and engage reputable valuation specialists to assist us with these valuations. However, there is a risk that we may not identify all pre-acquisition contingencies or that our estimates may not reflect the actual results when realized. We use a reasonable measurement period to record any adjustment related to the opening balance sheet (generally, less than one year). After the measurement period, changes to the opening balance sheet can result in the recognition of income or expense as period costs. To the extent these items stem from contingencies that existed at the balance sheet date, but are contingent upon the realization of future events, the cost is charged to expense at the time the future event becomes known.
Inventory
We record inventory at the lower of cost or net realizable value. Inventories are valued using the first-in first-out (FIFO) method. Fixed costs related to excess manufacturing capacity are evaluated and expensed in the period, to ensure that inventory is properly capitalized. Inventory quantities are regularly reviewed and provisions for excess or obsolete inventory are recorded primarily based on our forecast of future demand and our estimates regarding current and future market conditions. Significant unanticipated variances to our forecasts could require a change in the provision for excess or obsolete inventory, resulting in a charge to net income during the period of the change.
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
The World Health Organization's (WHO), declaration of COVID-19 as a global pandemic also created significant changes in market conditions throughout 2020 that have continued into 2021. We determined that these conditions were indicators of a triggering event in 2020 which necessitated an evaluation of certain long-term assets used in these businesses for potential impairment. We compared the projected undiscounted cash flows we expected to realize associated with these assets over the remaining useful lives of the primary operating assets to the net book value of the long-term assets, including goodwill, and determined that these assets were not impaired.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During the year ended October 31, 2022, our North American vinyl extrusion operations in our NA Fenestration segment experienced lower-than-expected operating results due to the continued impact of inflation and historical customer contracts which prevent us from passing on the full impact of higher costs to our customers. We determined that this condition was an indicator of a triggering event which necessitated an evaluation of certain long-term assets used in this business for potential impairment. We compared the projected undiscounted cash flows we expected to realize associated with these assets over the remaining useful lives of the primary operating assets to the net book value of the long-term assets and determined that these assets were not impaired. Should we be unable to successfully increase prices to offset inflation, it is possible that we could incur an impairment in the future.
There were no indicators of triggering events noted for any period in the year ended October 31, 2021. Therefore, we did not record an impairment charge related to property, plant and equipment or intangible assets with defined lives during the years ended October 31, 2022, 2021 and 2020.
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
The estimated useful lives of our primary asset categories at October 31, 2022 were as follows:

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
At our annual testing date, August 31, 2022, we had five reporting units with goodwill balances: two reporting units included in our NA Fenestration operating segment, two reporting units included in our EU Fenestration operating segment, and one reporting unit included in our NA Cabinet Components operating segment. We performed a qualitative assessment of one of the reporting units in the NA Fenestration segment and two of the reporting units in the EU Fenestration segment. This review included an analysis of historical goodwill test results, operating results relative to forecast, projected results over the next five years, and other measures and concluded that there were no indicators of potential impairment associated with these reporting units. Therefore, no additional testing was deemed necessary for these three reporting units. Also, at our annual testing date, we performed a quantitative assessment of the reporting unit in our NA Cabinet Components segment primarily due to the impairment of goodwill during the second and fourth quarters of 2019 and the history of a narrow margin of fair value above carrying value in quantitative assessments performed in prior years. We determined that the fair value of this reporting unit exceeded their carrying values by approximately 12.0%. We also elected to update the quantitative assessment of the other reportable unit in the NA Fenestration operating segment. We determined that the fair value of this reporting unit exceeded their carrying values by approximately 384.9%. We concluded that no impairment was necessary.
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
Retirement Plans
We sponsor a defined benefit pension plan and an unfunded postretirement plan that provides health care and life insurance benefits for a limited pool of eligible retirees and dependents. To measure our liabilities associated with these plans, we make assumptions related to future events, including expected return on plan assets, rate of compensation increases, and healthcare cost trend rates. The discount rate reflects the rate at which benefits could be effectively settled on the measurement date. We determine our discount rate using a FTSE Above Median pension discount curve whereby target yields are developed from bonds across a range of maturity points, and a curve is fitted to those targets. Spot rates (zero coupon bond yields) are developed from the curve and used to discount benefit payments associated with each future year. Actual pension plan asset investment performance, as well as other economic experience such as discount rate and demographic experience, will either reduce or increase unamortized pension losses at the end of any fiscal year, which ultimately affects future pension costs.
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
On August 16, 2022, the Inflation Reduction Act of 2022 was enacted into U.S. law. We are continuing to evaluate the regulation but do not anticipate a material impact to our consolidated financial statements.

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
We have granted other awards which are linked to the performance of our common stock, but will settle in cash rather than the issuance of shares of our common stock. The value of these awards fluctuates with changes in our stock price, with the resulting gains or losses reflected in the period of the change. We have recorded current and non-current liabilities related to these awards reflected in the accompanying consolidated balance sheets at October 31, 2022 and 2021. See Note 13, “Stock-based Compensation.”
In addition, we have granted performance share awards which use return on net assets as the vesting condition and the awards settle in cash. We use a Monte Carlo simulation model to value the market condition and our stock price on the date of grant to value the internal performance condition and recognize expense ratably over the vesting period of three years. We estimate that the performance measures will be met and shares will vest at target until the year of settlement (third year of cliff

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

vesting). As of October 31, 2022, we have deemed 101,200 performance share awards related to the December 2019 grants as probable to vest.
We have also granted performance restricted stock units which settle in shares upon vesting. These awards cliff vest upon a three-year service period with the absolute performance of our common stock as the vesting criteria. The number of performance restricted stock units earned is variable depending on the metric achieved, and the settlement method is 100% in our common stock, with accrued dividends paid in cash at the time of vesting, assuming the shares had been outstanding throughout the performance period. To value the performance restricted stock units, we use a Monte Carlo simulation model to arrive at a grant-date fair value. This amount will be adjusted for forfeitures and expensed over the three-year term of the award with a credit to additional paid-in-capital. Similar to performance shares, the performance restricted stock units are not considered outstanding shares, do not have voting rights, and are excluded from diluted weighted-average shares used to calculate earnings per share until the performance criteria is probable to result in the issuance of contingent shares. As of October 31, 2022, we have deemed 32,680 shares related to the December 2019 grants of performance restricted stock units as probable to vest.
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
Supplemental Cash Flow Information
The following table summarizes our supplemental cash flow information for the years ended October 31, 2022, 2021 and 2020 (in thousands):

	Year Ended October 31,
	2022	2021	2020
Cash paid for interest	$1,982	$1,993	$4,715
Cash paid for income taxes	26,410	22,160	12,118
Cash received from income tax refunds	2,235	381	352
Noncash investing and financing activities:
(Decrease) increase in capitalized expenditures in accounts payable	$(1,692)	$1,124	$2,370
Related Party Transactions
Net sales for the year ended October 31, 2022 included approximately $1.9 million of transactions with a customer which is a related party with one of our non-employee directors. We performed a review of these transactions, of which no single transaction or series of related transactions exceeded $120,000 in amount, and determined that these transactions were enacted independently of each other in fair transactions. We are not aware of any other related party transactions with any of our current non-employee directors or officers outside of their normal business functions or expected contractual duties.
Subsequent Events
We have evaluated events occurring after the balance sheet date for possible disclosure as a subsequent event through the date the financial statements were issued. For additional discussion of our subsequent events, see Note 20, “Subsequent Events.”

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Accounts Receivable and Allowance for Credit Losses
Accounts receivable consisted of the following as of October 31, 2022 and 2021 (in thousands):

	October 31,
	2022	2021
Trade receivables	$95,851	$107,725
Other	456	924
Total	96,307	108,649
Less: Allowance for credit losses	289	340
Accounts receivable, net	$96,018	$108,309
The changes in our allowance for credit losses were as follows (in thousands):

	Year Ended October 31,
	2022	2021	2020
Beginning balance as of November 1, 2021, 2020 and 2019	$340	$161	$393
Current period provision for expected credit losses	314	267	262
Amounts written off	(299)	(88)	(494)
Recoveries	10	—	—
Foreign currency translation adjustments	(76)	—	—
Balance as of October 31, 2022, 2021 and 2020	$289	$340	$161
3. Inventories
Inventories consisted of the following at October 31, 2022 and 2021 (in thousands):

	October 31,
	2022	2021
Raw materials	$68,455	$49,867
Finished goods and work in process	54,013	43,499
Supplies and other	1,551	2,099
Total	124,019	95,465
Less: Inventory reserves	3,129	2,936
Inventories, net	$120,890	$92,529
The changes in our inventory reserve accounts were as follows (in thousands):

	Year Ended October 31,
	2022	2021	2020
Beginning balance as of November 1, 2021, 2020 and 2019	$2,936	$6,484	$3,790
Charged to cost of sales	494	(568)	2,713
Write-offs	(133)	(3,060)	—
Other	(168)	80	(19)
Balance as of October 31, 2022, 2021 and 2020	$3,129	$2,936	$6,484

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Property, Plant and Equipment
Property, plant and equipment consisted of the following at October 31, 2022 and 2021 (in thousands):

	October 31,
	2022	2021
Land and land improvements	$10,702	$10,285
Buildings and building improvements	105,696	101,740
Machinery and equipment	384,023	386,996
Construction in progress	28,507	16,102
Property, plant and equipment, gross	528,928	515,123
Less: Accumulated depreciation	348,528	336,493
Property, plant and equipment, net	$180,400	$178,630
Depreciation expense for the years ended October 31, 2022, 2021, and 2020 was $26.9 million, $28.8 million and $31.8 million, respectively.
If there are indicators of potential impairment, we evaluate our property, plant and equipment for recoverability over the remaining useful lives of the assets. We did not incur impairment losses associated with these assets for the years ended October 31, 2022, 2021, and 2020. See further discussion at Note 1, “Nature of Operations, Basis of Presentation and Significant Accounting Policies - Long-Lived Assets - Property, Plant and Equipment and Intangible Assets with Defined Lives.”
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The table below presents the lease-related assets and liabilities recorded on the balance sheet at October 31, 2022 and 2021 (in thousands):

		October 31,
Leases	Classification	2022	2021
Assets
Operating lease assets	Operating lease right-of-use assets	$56,000	$52,708
Finance lease assets	Property, plant and equipment (less accumulated depreciation of $3,726 and $2,300)	22,003	16,921
Total lease assets		$78,003	$69,629

Liabilities
Current
Operating	Current operating lease liabilities	$7,727	$8,196
Finance	Current maturities of long-term debt	1,336	1,114
Noncurrent
Operating	Noncurrent operating lease liabilities	49,286	45,367
Finance	Long-term debt	17,816	14,335
Total lease liabilities		$76,165	$69,012
The table below presents the components of lease costs for the year ended October 31, 2022 and 2021 (in thousands):

	Year Ended October 31,
	2022	2021
Operating lease cost	$9,934	$10,125
Finance lease cost
Amortization of leased assets	1,332	1,165
Interest on lease liabilities	583	561
Variable lease costs	977	983
Total lease cost	$12,826	$12,834
The table below presents supplemental cash flow information related to leases for the year ended October 31, 2022 and 2021 (in thousands):

	Year Ended October 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Finance leases - financing cash flows	$1,162	$1,003
Finance leases - operating cash flows	$583	$561
Operating leases - operating cash flows	$9,955	$9,621

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$13,872	$8,737
Finance leases	$6,467	$469

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The table below presents the weighted average remaining lease terms and weighted average discount rates for the Company's leases as of October 31, 2022 and 2021:

	October 31,
	2022	2021
Weighted average remaining lease term (in years)
Operating leases	10.8	7.7
Financing leases	13.7	15.1

Weighted average discount rate
Operating leases	3.84%	3.23%
Financing leases	3.78%	3.72%
The table below presents the maturity of the lease liabilities as of October 31, 2022 (in thousands):

	Operating Leases	Finance Leases
2023	$9,668	$2,027
2024	8,920	1,980
2025	7,213	1,922
2026	6,229	1,807
2027	5,589	1,709
Thereafter	33,769	15,123
Total lease payments	71,388	24,568
Less: present value discount	14,378	5,418
Total lease liabilities	$57,010	$19,150

6. Goodwill and Intangible Assets
Goodwill
The change in the carrying amount of goodwill for the years ended October 31, 2022 and 2021 was as follows (in thousands):

	Year Ended October 31,
	2022	2021
Beginning balance as of November 1, 2021 and 2020	$149,205	$146,154
Foreign currency translation adjustment	(11,350)	3,051
Balance as of October 31, 2022 and 2021	$137,855	$149,205
At our annual testing date, August 31, 2022, we had five reporting units with goodwill balances. Two of these units were included in our NA Fenestration segment and had goodwill balances of $35.9 million and $2.8 million, two units were included in our EU Fenestration segment with goodwill balances of $45.1 million and $14.9 million, and our NA Cabinet Components segment had one unit with a goodwill balance of $39.2 million. The details of the results of our goodwill assessments during the year ended October 31, 2022 are more fully described at Note 1, “Nature of Operations, Basis of Presentation and Significant Accounting Policies - Long-Lived Assets - Goodwill.” For a summary of the change in the carrying amount of goodwill by segment, see Note 16, “Segment Information.”

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Identifiable Intangible Assets
Amortizable intangible assets consisted of the following as of October 31, 2022 and 2021 (in thousands):

	October 31, 2022	October 31, 2022		October 31, 2021
	Remaining Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	8 years	$139,607	$88,646	$146,207	$81,086
Trademarks and trade names	7 years	54,389	40,610	56,437	39,589
Patents and other technology	5 years	22,390	22,095	22,525	22,084
Total		$216,386	$151,351	$225,169	$142,759
We do not estimate a residual value associated with these intangible assets. See additional disclosure at Note 1, "Nature of Operations, Basis of Presentation and Significant Accounting Policies - Restructuring."
During the years ended October 31, 2022 and 2021, we retired fully amortized identifiable intangible assets of zero and $9.9 million, respectively, related to customer relationships.
The aggregate amortization expense associated with identifiable intangible assets for the years ended October 31, 2022, 2021, and 2020 was $11.9 million, $12.8 million and $14.3 million, respectively.
Estimated remaining amortization expense, assuming current intangible balances and no new acquisitions, for future fiscal years as of October 31, 2022 (in thousands):

Estimated Amortization Expense
2023	$10,908
2024	10,156
2025	8,930
2026	8,855
2027	8,856
Thereafter	17,330
Total	$65,035
We did not incur impairment losses related to our identifiable intangible assets during the years ended October 31, 2022, 2021, and 2020.
7. Accrued Liabilities

Accrued liabilities consisted of the following at October 31, 2022 and 2021 (in thousands):

	October 31,
	2022	2021
Payroll, payroll taxes and employee benefits	$23,878	$30,039
Accrued insurance and workers compensation	7,232	6,340
Sales allowances	7,456	8,590
Deferred compensation (current portion)	—	395
Deferred revenue	792	627
Warranties	13	77
Audit, legal, and other professional fees	3,136	1,886
Accrued taxes	2,864	3,258
Other	6,743	4,944
Accrued liabilities	$52,114	$56,156

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Debt
Long-term debt consisted of the following at October 31, 2022 and 2021 (in thousands):

	October 31,
	2022	2021
Revolving Credit Facility	$13,000	$38,000
Finance lease obligations and other	19,202	15,537
Unamortized deferred financing fees	(1,528)	(597)
Total debt	30,674	52,940
Less: Current maturities of long-term debt	1,046	846
Long-term debt	$29,628	$52,094
Revolving Credit Facility
On July 6, 2022, we entered into our Second Amended and Restated Credit Agreement (the “Credit Facility”) with Wells Fargo Securities, LLC, as Agent, Swingline Lender and Issuing Lender, and BofA Securities, Inc. serving as Syndication Agent. We capitalized $1.2 million of deferred financing fees related to the Credit Facility during the year ended October 31, 2022. This $325.0 million revolving credit facility has a five-year term, maturing on July 6, 2027, and replaced our previous credit facility we entered into on October 18, 2018. Our previous credit facility is more fully described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021.
Interest payments for the Credit Facility are calculated, at our election and depending upon the Consolidated Net Leverage Ratio, at a Base Rate plus an applicable margin or at the same rate as Risk-Free Rate (“RFR”) Loans for domestic borrowings or Eurocurrency Rate Loans plus an applicable margin. In addition, we are subject to commitment fees for the unused portion of the Credit Facility. As of October 31, 2022, the applicable rate was RFR + 1.25%.
The applicable margin and commitment fees are outlined in the following table:

Pricing Level	Consolidated Leverage Ratio	Commitment Fee	Eurocurrency Rate Loans and RFR Loans	Base Rate Loans
I	Less than or equal to 1.50 to 1.00	0.150%	1.25%	0.25%
II	Greater than 1.50 to 1.00, but less than or equal to 2.25 to 1.00	0.175%	1.50%	0.50%
III	Greater than 2.25 to 1.00, but less than or equal to 3.00 to 1.00	0.200%	1.75%	0.75%
IV	Greater than 3.00 to 1.00	0.250%	2.00%	1.00%
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
The Credit Facility contains a: (1) Consolidated Interest Coverage Ratio requirement whereby we must not permit the Consolidated Interest Coverage Ratio, as defined, to be less than 3.00 to 1.00, and (2) Consolidated Net Leverage Ratio requirement whereby the Consolidated Net Leverage Ratio, as defined, must be greater than 3.25 to 1.00.
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
As of October 31, 2022, we had $13.0 million of borrowings outstanding under the Credit Facility (reduced by unamortized debt issuance costs of $1.5 million), $5.0 million of outstanding letters of credit and $19.2 million outstanding

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

under finance leases. We had $307.0 million available for use under the Credit Facility at October 31, 2022. The borrowings outstanding as of October 31, 2022 under the Credit Facility accrue interest at 5.08% per annum, and our weighted average borrowing rate for borrowings outstanding during the years ended October 31, 2022 and 2021 was 2.16% and 1.42%, respectively. We were in compliance with our debt covenants as of October 31, 2022.
We maintain certain finance lease obligations related to equipment purchases, vehicles, and warehouse space. Refer to Note 5 “Leases” for further information regarding our finance leases.
The table below presents the scheduled maturity dates of our long-term debt outstanding (excluding deferred financing fees of $1.5 million) at October 31, 2022 (in thousands):

	Revolving Credit Facility	Finance Leases and Other Obligations	Aggregate Maturities
2023	$—	$2,065	$2,065
2024	—	1,992	1,992
2025	—	1,922	1,922
2026	—	1,807	1,807
2027	13,000	1,709	14,709
Thereafter	—	15,125	15,125
Total debt payments	13,000	24,620	37,620
Less: present value discount of finance leases	—	(5,418)	(5,418)
Total	$13,000	$19,202	$32,202
9. Retirement Plans
We have a number of retirement plans covering substantially all employees. We provide both defined benefit and defined contribution plans. In general, an employee’s coverage for retirement benefits depends on the location of employment.
Defined Benefit Plan
Our non-contributory, single employer defined benefit pension plan covers certain of our employees in the U.S. On January 1, 2020 we enacted changes to our pension plan whereby the benefits for all participants were frozen and thereafter those participants will receive increased benefits in the Company sponsored defined contribution plan in lieu of participation in a defined benefit plan. As a result of freezing the plan on January 1, 2020, we remeasured the pension assets and obligations for the pension plan, which resulted in a decrease to our projected benefit obligation and a corresponding net actuarial gain that was recorded in accumulated other comprehensive income.
During the three months ended October 31, 2022, we notified participants that our pension plan will be terminated effective November 1, 2022, with final settlement expected to occur in fiscal 2024. Until such time that the termination is complete, the participants will receive an interest related credit on their respective balance equivalent to the prevailing 30-year Treasury rate. The majority of our pension plan participants have their benefit determined pursuant to the cash balance formula. For the remaining participants, the benefit formula is a traditional formula for retirement benefits, whereby the plan pays benefits to employees upon retirement, using a formula which considers years of service and pensionable compensation prior to retirement.
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

	October 31,
Change in Benefit Obligation:	2022	2021
Beginning balance as of November 1, 2021 and 2020	$42,379	$44,825
Service cost	860	850
Interest cost	806	756
Actuarial loss	(6,944)	(849)
Benefits paid	(349)	(359)
Administrative expenses	(604)	(732)
Settlements	(3,619)	(2,112)
Projected benefit obligation at October 31, 2022 and 2021	$32,529	$42,379
Change in Plan Assets:
Beginning balance as of November 1, 2021 and 2020	$37,642	$34,120
Actual return on plan assets	(4,458)	6,225
Employer contributions	—	500
Benefits paid	(349)	(359)
Administrative expenses	(604)	(732)
Settlements	(3,619)	(2,112)
Fair value of plan assets at October 31, 2022 and 2021	$28,612	$37,642
Noncurrent liability - Funded Status	$(3,917)	$(4,737)
As of October 31, 2022 and 2021, included in our accumulated comprehensive loss was a net actuarial loss of $3.6 million and $4.5 million, respectively. There were no net prior service costs or transition obligations for the years ended October 31, 2022 and 2021.
As of October 31, 2022 and 2021, the accumulated benefit obligation was $32.5 million and $42.4 million, respectively. The accumulated benefit obligation is the present value of pension benefits (whether vested or unvested) attributed to employee service rendered before the measurement date, and based on employee service and compensation prior to that date. The accumulated benefit obligation differs from the projected benefit obligation in that it includes no assumption about future compensation levels.
The net periodic benefit cost for the years ended October 31, 2022, 2021 and 2020, was as follows (in thousands):

	Year Ended October 31,
	2022	2021	2020
Service cost	$860	$850	$1,262
Interest cost	806	756	1,139
Expected return on plan assets	(1,991)	(1,960)	(2,006)
Amortization of net loss	6	143	162
Settlements	396	222	462
Net periodic benefit cost	$77	$11	$1,019

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The changes in plan assets and projected benefit obligations which were recognized in our other comprehensive loss for the years ended October 31, 2022, 2021 and 2020 were as follows (in thousands):

	Year Ended October 31,
	2022	2021	2020
Net (gain) loss arising during the period	$(495)	$(5,112)	$2,141
Less: Amortization of net loss	6	143	162
Less: Curtailments	—	—	1,141
Less: Settlements	396	222	462
Total recognized in other comprehensive (income) loss	$(897)	$(5,477)	$376
Measurement Date and Assumptions
We generally determine our actuarial assumptions on an annual basis, with a measurement date of October 31. The following table presents our assumptions for pension benefit calculations for the years ended October 31, 2022, 2021 and 2020:

	For the Year Ended October 31,
	2022	2021	2020	2022	2021	2020
Weighted Average Assumptions:	Benefit Obligation			Net Periodic Benefit Cost
Discount rate	5.36%	2.77%	3.22%	2.77%	2.60%	3.10%
Rate of compensation increase	—%	—%	—%	—%	—%	—%
Expected return on plan assets	n/a	n/a	n/a	5.50%	6.00%	6.50%
The discount rate was used to calculate the present value of the projected benefit obligation for pension benefits. The rate reflects the amount at which benefits could be effectively settled on the measurement date. We used the FTSE Above Median Model whereby target yields are developed from bonds across a range of maturity points, and a curve is fitted to those targets. Spot rates (zero coupon bond yields) are developed from the curve and used to discount benefit payments associated with each future year. This model assumes spot rates will remain level beyond the 30-year point. We determine the present value of plan benefits by applying the discount rates to projected benefit cash flows.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Plan Assets
The following tables provide our target allocation for the year ended October 31, 2022, as well as the actual asset allocation by asset category and fair value measurements as of October 31, 2022 and 2021:

	Target Allocation	Actual Allocation
	October 31, 2022	October 31, 2022	October 31, 2021
Equity securities	—%	—%	51.0%
Fixed income	100.0%	100.0%	49.0%

	Fair Value Measurements at
	October 31, 2022	October 31, 2021
	(In thousands)
Money market fund	$22,508	$300

Large capitalization	—	8,231
Small capitalization	—	1,493
International equity	—	6,992
Other	—	2,236
Equity securities	$—	$18,952

High-quality core bond	4,980	13,787
High-quality government bond	547	2,301
High-yield bond	577	2,302
Fixed income	$6,104	$18,390
Total securities(1)	$28,612	$37,642
(1)Quoted prices in active markets for identical assets (Level 1).
Inputs and valuation techniques used to measure the fair value of plan assets vary according to the type of security being valued. All of the equity and debt securities held directly by the plans were actively traded and fair values were determined based on quoted market prices.
Our investment objective for defined benefit plan assets is to meet the plans’ benefit obligations, while minimizing the potential for future required plan contributions. As steps were initiated to implement the termination of the defined benefit plan, the investments were transitioned to more liquid assets in order to reflect the upcoming settlement charges which will be incurred upon finalization of the termination plan.
Expected Benefit Payments and Funding
Our pension funding policy is to make the minimum annual contributions required pursuant to the plan. For the fiscal years ended October 31, 2022, 2021 and 2020, we made total pension contributions of zero, $0.5 million and $3.7 million, respectively.

During fiscal year 2024, we expect to make a contribution which will fully fund the remaining liability and complete the pension plan termination process. This expected contribution will be dependent on many variables, including the market value of the assets compared to the obligation, as well as other market or regulatory conditions. Accordingly, actual funding amounts and the timing of such funding may differ from current estimates.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents the total benefit payments expected to be paid to participants by year, which includes payments funded from our assets, as well as payments paid from the plan for the year ended October 31, (in thousands):

Pension Benefits
2023	$22,880
2024	729
2025	770
2026	750
2027	704
2028 - 2032	3,415
Total	$29,248

Defined Contribution Plan
We also sponsor two defined contribution plans into which we and our employees make contributions. As of January 1, 2020, we match 100% up to the first 5% of employee annual salary deferrals under our plan for all employees excluding NA Cabinet Components participants, who receive a 100% match up to 4% of employee annual salary deferrals. Between January 1, 2018 and January 1, 2020, we matched 50% up to the first 5% of employee salary deferrals. We do not offer our common stock as a direct investment option under these plans. For the years ended October 31, 2022, 2021 and 2020, we contributed approximately $6.8 million, $6.3 million and $4.8 million for these plans, respectively.
Other Plans
We have supplemental benefit plans covering certain executive officers and a non-qualified deferred compensation plan covering members of the Board of Directors and certain key employees. Our liability under the supplemental benefit plan was approximately $1.9 million and $2.9 million as of October 31, 2022 and 2021, and our liability under the deferred compensation plan was approximately $3.3 million and $3.4 million, respectively. As of October 31, 2022 and 2021, the current portion of these liabilities was recorded under the caption “Accrued Liabilities,” and the long-term portion was included under the caption “Other Liabilities” in the accompanying balance sheets.
10. Income Taxes
The provision or benefit for income taxes includes U.S. federal income taxes (determined on a consolidated return basis), foreign income taxes and state income taxes. We provide for income taxes on taxable income at the applicable statutory rates. The following table summarizes the components of income tax expense for the years ended October 31, 2022, 2021 and 2020 (in thousands):

	Year Ended October 31,
	2022	2021	2020
Current
Federal	$11,553	$10,993	$6,043
State and local	740	3,447	1,505
Non-United States	7,037	6,889	4,445
Total current	19,330	21,329	11,993
Deferred
Federal	2,127	(842)	(64)
State and local	(229)	(277)	(315)
Non-United States	199	2,904	190
Total deferred	2,097	1,785	(189)
Total income tax expense	$21,427	$23,114	$11,804

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For financial reporting purposes, income before income taxes for the years ended October 31, 2022, 2021 and 2020 includes the following components (in thousands):

	Year Ended October 31,
	2022	2021	2020
Domestic	$64,850	$36,879	$26,229
Foreign	44,913	43,215	24,071
Total income before income taxes	$109,763	$80,094	$50,300

The following table reconciles our effective income tax rate to the federal statutory rate for the years ended October 31, 2022, 2021 and 2020:

	Year Ended October 31,
	2022	2021	2020
United States tax at statutory rate	21.0%	21.0%	21.0%
State and local income tax	0.4%	3.1%	1.7%
Non-United States income tax	(0.8)%	2.3%	1.2%
U.K. patent box benefit	(1.2)%	(1.4)%	(2.0)%
U.S. income tax credits	(3.2)%	(4.2)%	(2.3)%
Net U.S. tax on non-United States earnings	3.2%	4.2%	2.5%
Non-cash compensation	(1.7)%	1.9%	(0.3)%
Other	1.8%	2.0%	1.7%
Effective tax rate	19.5%	28.9%	23.5%
Our earnings from our foreign subsidiaries are not subject to significant withholding taxes upon remittances to the U.S.. As a result, we do not anticipate any significant future tax impacts from any potential repatriation of previously unremitted foreign earnings. The amount of undistributed foreign earnings from international operations as of the years ended October 31, 2022 and 2021, respectively, was $19.8 million and $15.1 million.
Significant components of our net deferred tax liabilities and assets were as follows (in thousands):

	October 31,
	2022	2021
Deferred tax assets:
Employee benefit obligations	$8,046	$7,591
Accrued liabilities and reserves	1,430	1,425
Pension and other benefit obligations	1,426	1,934
Inventory	1,409	894
Loss and tax credit carry forwards	1,589	1,857
Other	—	107
Total gross deferred tax assets	13,900	13,808
Less: Valuation allowance	534	1,174
Total deferred tax assets, net of valuation allowance	13,366	12,634
Deferred tax liabilities:
Property, plant and equipment	15,467	11,187
Goodwill and intangibles	20,162	23,412
Other	14	—
Total deferred tax liabilities	35,643	34,599
Net deferred tax liabilities	$22,277	$21,965
At October 31, 2022, state operating loss carry forwards totaled $31.3 million. The majority of these losses begin to expire in 2033. We evaluate tax benefits of operating losses and tax credit carry forwards on an ongoing basis, including a review of

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

historical and projected future operating results, the eligible carry forward period and other circumstances. We have recorded a valuation allowance for certain state net operating losses as of October 31, 2022 and 2021, totaling $0.5 million and $1.2 million, respectively. During the year ended October 31, 2022, we recorded a net $0.7 million decrease in our state valuation allowances. The valuation allowances can be affected in future periods by changes to tax laws, changes to statutory tax rates, and changes in estimates of future taxable income. To fully realize these net deferred tax assets, we will need to generate sufficient future taxable income in the countries where these tax attributes exist during the periods in which the attributes can be utilized. As of each reporting date, management considers the weight of all evidence, both positive and negative, to determine if a valuation allowance is necessary for each jurisdiction’s net deferred tax assets. We place greater weight on historical evidence over future predictions of our ability to utilize net deferred tax assets. We consider future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences, and taxable income in prior carryback year(s) if carryback is permitted under applicable law.
The following table shows the change in the unrecognized income tax benefit associated with uncertain tax positions for the years ended October 31, 2022, 2021 and 2020 (in thousands):

Unrecognized Income Tax Benefits
Balance at October 31, 2019	$556
Additions for tax positions related to the prior year	15
Reassessment of position	(49)
Balance at October 31, 2020	$522
Additions for tax positions related to the prior year	953
Reassessment of position	(87)
Balance at October 31, 2021	$1,388
Reassessment of position	(27)
Balance at October 31, 2022	$1,361

As of October 31, 2022, our liability for unrecognized tax benefits of $1.4 million related to certain U.S. federal and state tax items regarding the interpretation of tax laws and regulations, including a minimal amount of interest and penalties. We include all interest and penalties related to uncertain tax benefits within our income tax provision account. To the extent interest and penalties are not assessed with respect to uncertain tax positions or the uncertainty of deductions in the future, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
We, along with our subsidiaries, file income tax returns in the U.S. and various state jurisdictions as well as in the U.K., Germany and Canada. In certain jurisdictions, the statute of limitations has not yet expired. We generally remain subject to examination of our U.S. income tax returns for 2018 and subsequent years. We generally remain subject to examination of our various state and foreign income tax returns for a period of four to five years from the date the return was filed. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the state of the federal change.
Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. The final outcome of the future tax consequences of legal proceedings, if any, changes in regulatory tax laws or interpretation of those tax laws could impact our financial statements. We are subject to the effect of these matters occurring in various jurisdictions. Our total unrecognized tax benefits, if recognized, would not materially affect our effective tax rate. The recorded amount of unrecognized tax benefits may decrease by approximately $1.0 million with in the next twelve months as a result of the upcoming closing of a statute of limitations.
11. Commitments and Contingencies
Purchase Obligations
We are a party to non-cancelable purchase obligations primarily for door hardware, primary and secondary steel and primary and secondary aluminum used in our manufacturing processes, as well as expenditures related to capital projects in progress. We paid $11.0 million and $9.9 million pursuant to these arrangements for the years ended October 31, 2022 and 2021, respectively. These obligations total $7.6 million and $23.4 million at October 31, 2022 and 2021, respectively, and extend through fiscal 2023. Future amounts paid pursuant to these arrangements will depend, to some extent, on our usage.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Asset Retirement Obligation
We maintain an asset retirement obligation associated with a leased facility in Kent, Washington. We have estimated our future cash flows associated with this asset retirement obligation and recorded an asset and corresponding liability. We are depreciating the asset and accreting the liability over a seven-year term, to culminate in an asset retirement obligation of $2.3 million as of February 2025, which is located in Other Liabilities on the Consolidated Balance Sheets.
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
From time to time, we incur routine expenses and capital expenditures associated with compliance with existing environmental regulations, including control of air emissions and water discharges, and plant decommissioning costs. We have not incurred any material expenses or capital expenditures related to environmental matters during the past three fiscal years, and do not expect to incur a material amount of such costs in fiscal 2023. While we will continue to have future expenditures related to environmental matters, any such amounts are impossible to reasonably estimate at this time. Based upon our experience to date, we do not believe that our compliance with environmental requirements will have a material adverse effect on our operations, financial condition or cash flows.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

asset or liability (e.g., interest rates) and inputs that are derived principally from or corroborated by observable market data by correlation or other means.
•Level 3 - Inputs that are both significant to the fair value measurement and unobservable.
Carrying amounts reported on the balance sheets for cash, cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. Our outstanding debt is variable rate debt that re-prices frequently, thereby limiting our exposure to significant changes in interest rate risk. As a result, the fair value of our debt instruments approximates carrying value at October 31, 2022 and 2021 (Level 2 measurement).
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of non-vested restricted stock award activity during the years ended October 31, 2022, 2021 and 2020, follows:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value per Share
Non-vested at October 31, 2019	230,100	$17.02
Granted	63,400	18.82
Vested	(55,000)	19.45
Forfeited	(51,000)	17.30
Non-vested at October 31, 2020	187,500	16.82
Granted	73,300	20.68
Vested	(44,400)	20.70
Forfeited	—	—
Non-vested at October 31, 2021	216,400	17.28
Granted	84,400	22.54
Vested	(88,700)	13.74
Forfeited	—	—
Non-vested at October 31, 2022	212,100	$20.86
The total weighted average grant-date fair value of restricted stock awards that vested during the years ended October 31, 2022, 2021 and 2020 was $1.2 million, $0.9 million and $1.1 million, respectively. As of October 31, 2022, total unrecognized compensation cost related to unamortized restricted stock awards totaled $1.9 million. We expect to recognize this expense over the remaining weighted average period of 1.8 years.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes our stock option activity for the years ended October 31, 2022, 2021 and 2020.

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000s)
Outstanding at October 31, 2019	1,416,186	$18.71	4.2	$1,449
Granted	—	—
Exercised	(215,733)	17.09
Forfeited/Expired	(105,124)	20.28
Outstanding at October 31, 2020	1,095,329	$18.88	3.6	$561
Granted	—	—
Exercised	(865,393)	18.80
Forfeited/Expired	(11,632)	18.22
Outstanding at October 31, 2021	218,304	$19.37	3.4	$297
Granted	—	—
Exercised	(35,600)	19.36
Forfeited/Expired	(7,587)	19.04
Outstanding at October 31, 2022	175,117	$19.39	2.9	$485
Vested at October 31, 2022	175,117	$19.39	2.9	$485
Exercisable at October 31, 2022	175,117	$19.39	2.9	$485
Intrinsic value is the amount by which the market price of the common stock on the date of exercise exceeds the exercise price of the stock option. For the years ended October 31, 2022, 2021 and 2020, the total intrinsic value of our stock options that were exercised totaled $0.2 million, $4.2 million and $0.5 million, respectively. The total fair value of stock options vested during the years ended October 31, 2022, 2021 and 2020, was zero, zero and $0.6 million, respectively.
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
During the years ended October 31, 2022, 2021 and 2020, 36,669, 28,826 and 25,621 restricted stock units, respectively, were granted with corresponding weighted average grant date fair value of $22.52, $18.79, and $18.18, respectively. As of October 31, 2022 there were 21,774 unvested restricted stock units from the fiscal 2020 grant with corresponding weighted average grant date fair value of $17.08. During the years ended October 31, 2022, 2021 and 2020, we paid $1.0 million, $0.8 million and $0.2 million to settle restricted stock units.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes amounts expensed as selling, general and administrative expense related to restricted stock awards, stock options, restricted stock units, performance share awards and performance restricted stock units for the years ended October 31, 2022, 2021 and 2020 (in thousands):

	Year Ended October 31,
	2022	2021	2020
Restricted stock awards	$1,452	$1,235	$625
Stock options	—	—	10
Restricted stock units	1,167	1,197	186
Performance share awards	2,373	4,039	(170)
Performance restricted stock units	840	729	515
Total compensation expense	5,832	7,200	1,166
Income tax effect	1,138	2,078	274
Net compensation expense	$4,694	$5,122	$892

14. Stockholders' Equity
As of October 31, 2022, our authorized capital stock consists of 125,000,000 shares of common stock, at par value of $0.01 per share, and 1,000,000 shares of preferred stock, with no par value. As of October 31, 2022 and 2021, we had 37,211,056 and 37,273,510 shares of common stock issued, respectively, and 33,129,250 and 33,274,785 shares of common stock outstanding, respectively. There were no shares of preferred stock issued or outstanding at October 31, 2022 and 2021.
Stock Repurchase Program and Treasury Stock
On August 30, 2018, our Board of Directors approved a stock repurchase program that authorized the repurchase of up to $60.0 million worth of shares of our common stock. As of October 31, 2021, this share repurchase authorization was exhausted and the program was complete. During December 2021, our Board of Directors approved a new stock repurchase program that authorized the repurchase of up to $75.0 million worth of shares of our common stock. Repurchases under the program are made in open market transactions or privately negotiated transactions, subject to market conditions, applicable legal requirements and other relevant factors. The program does not have an expiration date or a limit on the number of shares that may be purchased. During the years ended October 31, 2022 and 2021, we purchased 291,000 shares and 478,311 shares, respectively, at a cost of $6.6 million and $11.2 million respectively, under these programs.
We record treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Shares are generally issued from treasury stock at the time of grant of restricted stock awards, upon the exercise of stock options, and upon the vesting of performance shares and performance restricted stock units. On the subsequent issuance of treasury shares, we record proceeds in excess of cost as an increase in additional paid-in-capital. A deficiency of such proceeds relative to costs would be applied to reduce paid-in-capital associated with prior issuances to the extent available, with the remainder recorded as a charge to retained earnings. We recorded a charge to retained earnings of zero, zero and $0.1 million, in the years ended October 31, 2022, 2021, and 2020, respectively.
For a summary of treasury stock activity for the years ended October 31, 2022, 2021 and 2020, refer to the Consolidated Statement of Stockholders' Equity located elsewhere herein.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Other, net
Other income included under the caption “Other, net” on the accompanying consolidated statements of income (loss), consisted of the following (in thousands):

	Year Ended October 31,
	2022	2021	2020
Foreign currency transaction gains (losses)	$386	$(98)	$(42)
Foreign currency exchange derivative gains (losses)	19	—	(15)
Pension service benefit	783	839	243
Interest income	19	5	28
Other	(166)	8	66
Other income	$1,041	$754	$280
16. Segment Information
We present three reportable business segments: (1) NA Fenestration, comprising three operating segments primarily focused on the fenestration market in North America including vinyl profiles, insulating glass spacers, screens & other fenestration components; (2) EU Fenestration, comprising our U.K.-based vinyl extrusion business, manufacturing vinyl profiles & conservatories, and the European insulating glass business manufacturing insulating glass spacers; and (3) NA Cabinet Components, comprising our cabinet door and components segment. We maintain a grouping called Unallocated Corporate & Other, which includes transaction expenses, stock-based compensation, long-term incentive awards based on the performance of our common stock and other factors, certain severance and legal costs not deemed to be allocable to all segments, depreciation of corporate assets, interest expense, other, net, income taxes and inter-segment eliminations, and executive incentive compensation and medical expense fluctuations relative to planned costs as determined during the annual planning process. Other general and administrative costs associated with the corporate office are allocated to the reportable segments, based upon a relative measure of profitability in order to more accurately reflect each reportable business segment's administrative costs. We allocate corporate expenses to businesses acquired mid-year from the date of acquisition. The accounting policies of our operating segments are the same as those used to prepare the accompanying consolidated financial statements. Corporate general and administrative expenses allocated during the years ended October 31, 2022, 2021 and 2020 were $24.5 million, $21.6 million and $21.7 million, respectively.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Segment information for the years ended October 31, 2022, 2021 and 2020 was as follows (in thousands):

	NA Fenestration	EU Fenestration	NA Cabinet Comp.	Unallocated Corp. & Other	Total
Year Ended October 31, 2022
Net sales	$687,458	$262,058	$275,704	$(3,718)	$1,221,502
Depreciation and amortization	16,253	9,674	13,830	352	40,109
Operating income (loss)	74,570	40,270	3,245	(6,804)	111,281
Capital expenditures	18,758	7,810	6,454	99	33,121
Total assets	$279,139	$223,729	$176,154	$45,595	$724,617
Year Ended October 31, 2021
Net sales	$578,332	$251,599	$246,075	$(3,857)	$1,072,149
Depreciation and amortization	18,730	10,373	13,263	366	42,732
Operating income (loss)	56,248	39,299	896	(14,573)	81,870
Capital expenditures	9,966	8,155	5,559	328	24,008
Total assets	$268,773	$236,755	$178,671	$33,124	$717,323
Year Ended October 31, 2020
Net sales	$483,415	$161,054	$210,099	$(2,995)	$851,573
Depreciation and amortization	23,555	9,468	13,732	474	47,229
Operating income (loss)	39,909	20,076	(2,502)	(2,218)	55,265
Capital expenditures	$15,761	$5,435	$4,423	$107	$25,726
The following table summarizes the change in the carrying amount of goodwill by segment for the years ended October 31, 2022 and 2021 (in thousands):

	NA Fenestration	EU Fenestration	NA Cabinet Comp.	Unallocated Corp. & Other	Total
Balance as of October 31, 2020	$38,712	$68,295	$39,147	$—	$146,154
Foreign currency translation adjustment	—	3,051	—	—	3,051
Balance as of October 31, 2021	$38,712	$71,346	$39,147	$—	$149,205
Foreign currency translation adjustment	—	(11,350)	—	—	(11,350)
Balance as of October 31, 2022	$38,712	$59,996	$39,147	$—	$137,855
For further details of Goodwill, see Note 6, “Goodwill and Intangible Assets”, located herewith.
We did not allocate non-operating expense or income tax expense to the reportable segments. The following table reconciles operating income as reported above to net income for the years ended October 31, 2022, 2021 and 2020 (in thousands):

	Year Ended October 31,
	2022	2021	2020
Operating income	$111,281	$81,870	$55,265
Interest expense	(2,559)	(2,530)	(5,245)
Other, net	1,041	754	280
Income tax expense	(21,427)	(23,114)	(11,804)
Net income	$88,336	$56,980	$38,496

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Geographic Information
Our manufacturing facilities and all long-lived assets are located in the U.S., U.K. and Germany. We attribute our net sales to a geographic region based on the location of the customer. The following tables provide information concerning our net sales for the years ended October 31, 2022, 2021 and 2020, and our long-lived assets as of October 31, 2022 and 2021 (in thousands):

	Year Ended October 31,
Net sales	2022	2021	2020
United States	$911,180	$778,486	$654,802
Europe	255,400	244,308	158,831
Canada	31,442	25,007	18,213
Asia	15,021	18,445	11,504
Other foreign countries	8,459	5,903	8,223
Total net sales	$1,221,502	$1,072,149	$851,573

	October 31,
Long-lived assets, net	2022	2021
United States	$279,616	$291,282
Germany	41,669	25,513
United Kingdom	118,005	146,158
Total long-lived assets, net	$439,290	$462,953
Long-lived assets, net includes: property, plant and equipment, net; goodwill, intangible assets, net, and operating leases.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. Earnings Per Share
We compute basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common and potential common shares include the weighted average of additional shares associated with the incremental effect of dilutive employee stock options, non-vested restricted stock as determined using the treasury stock method and contingent shares associated with performance share awards, if dilutive.
The computation of basic and diluted earnings per share for the years ended October 31, 2022, 2021 and 2020 follows (in thousands, except per share data):

Year Ended October 31, 2022	Net Income	Weighted Average Shares	Per Share
Basic earnings per common share	$88,336	33,048	$2.67
Effect of dilutive securities:
Stock options		25
Restricted stock awards		100
Performance restricted stock units		32
Diluted earnings per common share	$88,336	33,205	$2.66
Year Ended October 31, 2021
Basic earnings per common share	$56,980	33,193	$1.72
Effect of dilutive securities:
Stock options		82
Restricted stock awards		132
Performance restricted stock units		88
Diluted earnings per common share	$56,980	33,495	$1.70
Year Ended October 31, 2020
Basic earnings per common share	$38,496	32,689	$1.18
Effect of dilutive securities:
Stock options		10
Restricted stock awards		90
Performance restricted stock units		32
Diluted earnings per common share	$38,496	32,821	$1.17

We do not include equity instruments in our calculation of diluted earnings per share if those instruments would be antidilutive. Such dilution is dependent on the excess of the market price of our stock over the exercise price and other components of the treasury stock method. The following table shows anti-dilutive instruments for the three years ended October 31, 2022, 2021 and 2020 (shares in thousands):

	Year Ended October 31,
	2022	2021	2020
Stock options	—	—	1,032
Restricted stock awards	—	—	—
Performance share awards	—	—	—
Total	—	—	1,032

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18. Unaudited Quarterly Data
Selected quarterly financial data for the years ended October 31, 2022 and 2021 was as follows (amounts in thousands, except per share amounts):

For the Quarter Ended	January 31, 2022	April 30, 2022	July 31, 2022	October 31, 2022
Net sales	$267,040	$322,893	$324,037	$307,532
Cost of sales (excluding depreciation and amortization)	211,834	249,651	251,446	240,073
Depreciation and amortization	10,257	10,563	9,734	9,555
Operating income	14,126	34,550	34,035	28,570
Net income	11,239	26,522	25,908	24,667
Basic earnings per share	0.34	0.80	0.79	0.75
Diluted earnings per share	0.34	0.80	0.78	0.75
Cash dividends paid per common share	0.08	0.08	0.08	0.08

For the Quarter Ended	January 31, 2021	April 30, 2021	July 31, 2021	October 31, 2021
Net sales	$230,147	$270,357	$279,877	$291,768
Cost of sales (excluding depreciation and amortization)	176,397	208,460	219,866	226,818
Depreciation and amortization	11,015	10,845	10,683	10,189
Operating income	11,835	21,380	21,562	27,093
Net income	7,852	14,551	13,679	20,898
Basic earnings per share	0.24	0.44	0.41	0.63
Diluted earnings per share	0.24	0.43	0.41	0.62
Cash dividends paid per common share	0.08	0.08	0.08	0.08
Quarterly earnings per share results may not sum to the consolidated earnings per share results on the accompanying consolidated statements of income due to rounding and changes in weighted average shares during the respective periods.
19. New Accounting Guidance
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standards setting bodies that we adopt as of the specified effective date. We did not adopt any new accounting pronouncements during the twelve months ended October 31, 2022. As of October 31, 2022, we believe the impact of any recently issued standards that are not yet effective are either not applicable to us at this time or will not have a material impact on our condensed consolidated financial statements upon adoption.
20. Subsequent Events
On November 1, 2022, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with LMI Custom Mixing, LLC (“LMI”) and the equity owners of LMI, Lauren International, Ltd. and Meteor-US-Beteiligungs GMBH. Under the Purchase Agreement, we acquired substantially all of the operating assets comprising LMI’s polymer mixing and rubber compound production business (collectively, the “Purchased Assets”) and also agreed to assume certain liabilities relating to the Purchased Assets (collectively, the “Acquisition”). As consideration for the Purchased Assets, we agreed to pay LMI $92 million in cash, with $7.1 million of this amount funded into escrow substantially as security for the seller parties’ indemnification obligations. To fund the amounts paid in connection with the Acquisition, we used a combination of cash on hand and funds borrowed under our Credit Facility. Subsequent to the acquisition, we had approximately $215 million available for use under the Credit Facility. In connection with the Acquisition, we amended our existing lease with Lauren Real Estate Holding LLC for the purpose of adding an additional lease renewal option and increasing rental space by approximately 60,000 square feet of rental space which was added to the 313,595 square feet of rentable area located in Cambridge, Ohio. The initial accounting for this business combination is in process which includes conducting a valuation analysis to value the assets and liabilities assumed as a result of the Acquisition.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934 (1934 Act) as of October 31, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2022, the disclosure controls and procedures are effective.
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
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Pursuant to General Instruction G(3) to Form 10-K, the information on “Directors, Executive Officers and Corporate Governance” is incorporated herein by reference from the Registrant's Definitive Proxy Statement relating to the 2023 Annual Meeting of Stockholders of Quanex Building Products Corporation or an amendment to this Form 10-K, which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after the close of the fiscal year ended October 31, 2022.
Item 11. Executive Compensation.
Pursuant to General Instruction G(3) to Form 10-K, the information on “Executive Compensation” is incorporated herein by reference from the Registrant's Definitive Proxy Statement relating to the 2023 Annual Meeting of Stockholders of Quanex Building Products Corporation or an amendment to this Form 10-K, which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after the close of the fiscal year ended October 31, 2022.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Pursuant to General Instruction G(3) to Form 10-K, the information on “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” is incorporated herein by reference from the Registrant's Definitive Proxy Statement relating to the 2023 Annual Meeting of Stockholders of Quanex Building Products Corporation or an amendment to this Form 10-K, which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after the close of the fiscal year ended October 31, 2022.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Pursuant to General Instruction G(3) to Form 10-K, the information on “Certain Relationships and Related Transactions, and Director Independence” is incorporated herein by reference from the Registrant's Definitive Proxy Statement relating to the 2023 Annual Meeting of Stockholders of Quanex Building Products Corporation or an amendment to this Form 10-K, which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after the close of the fiscal year ended October 31, 2022.
Item 14. Principal Accountant Fees and Services.
Pursuant to General Instruction G(3) to Form 10-K, the information on “Principal Accountant Fees and Services” is incorporated herein by reference from the Registrant's Definitive Proxy Statement relating to the 2023 Annual Meeting of Stockholders of Quanex Building Products Corporation or an amendment to this Form 10-K, which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after the close of the fiscal year ended October 31, 2022.
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
3. Exhibits
The exhibits required to be filed pursuant to Item 15(b) of Form 10-K are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference. Certain of our exhibits as denoted with a † between exhibits 10.1 through 10.40 listed in the Exhibit Index filed herewith, are management or compensatory plans or arrangements required to be filed as exhibits to this Annual Report on Form 10-K pursuant to Item 15(b) thereof.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANEX BUILDING PRODUCTS CORPORATION

Date:	December 16, 2022	/s/ Scott M. Zuehlke
Scott M. Zuehlke
Senior Vice President - Chief Financial Officer and Treasurer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William C. Griffiths	Chairman of the Board	December 16, 2022
William C. Griffiths

/s/ Susan F. Davis	Director	December 16, 2022
Susan F. Davis

/s/ Curtis M. Stevens	Director	December 16, 2022
Curtis M. Stevens

/s/ Donald R. Maier	Director	December 16, 2022
Donald R. Maier

/s/ Meredith W. Mendes	Director	December 16, 2022
Meredith W. Mendes

/s/ William E. Waltz	Director	December 16, 2022
William E. Waltz

/s/ Jason D. Lippert	Director	December 16, 2022
Jason D. Lippert

/s/ Bradley E. Hughes	Director	December 16, 2022
Bradley E. Hughes

/s/ George L. Wilson	President and Chief Executive Officer	December 16, 2022
George L. Wilson	(Principal Executive Officer)

/s/ Scott M. Zuehlke	Senior Vice President - Chief Financial Officer and Treasurer	December 16, 2022
Scott M. Zuehlke	(Principal Financial Officer)

/s/ Mark A. Livingston	Vice President, Chief Accounting Officer and Controller	December 16, 2022
Mark A. Livingston	(Principal Accounting Officer)

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

2.7
Asset Purchase Agreement, dated November 1, 2022, among Quanex IG Systems, Inc., LMI Custom Mixing, LLC, Lauren International, Ltd. and Meteor-US-Beteiligungs GMBH, filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on November 1, 2022 and incorporated herein by reference.

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

†10.10
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

†10.18
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

10.20
Lease dated February 9, 2016, between Garner Properties Ltd. and HL Plastics Limited, filed as Exhibit 10.44 to the Registrant's Annual Report on Form 10-K (Reg. No. 001-33913) for the year ended October 31, 2016, as filed with the Securities and Exchange Commission on December 16, 2016, and incorporated herein by reference.

10.21
Amended and Completely Restated Lease Agreement dated August 25, 2016, between Lauren Real Estate Holding LLC and Quanex IG Systems, Inc., filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on August 26, 2016, and incorporated herein by reference.

†10.22
Amended and Restated Employee Stock Purchase Plan, as amended and restated effective April 1, 2017, filed as Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A for its 2017 Annual Meeting of Stockholders (Reg. No 001-33919), as filed with the Securities and Exchange Commission on January 31, 2017, and incorporated herein by reference.

†10.23
Agreement between Quanex Building Products Corporation and George Wilson, effective August 1, 2017, filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (Reg. No. 001-33919) as filed with the Securities and Exchange Commission on July 27, 2017, and herein incorporated by reference.

†10.24
Form of Key Leader Stock Settled Performance Restricted Stock Units Award Agreement filed as Exhibit 10.50 to the Registrant's Annual Report on Form 10-K (Reg. No. 001-33913) for the year ended October 31, 2017, as filed with the Securities and Exchange Commission on December 12, 2017, and incorporated herein by reference.

†10.25
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

†10.27
Agreement between Quanex Building Products Corporation and Paul Cornett, effective November 1, 2019, filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on November 1, 2019, and incorporated herein by reference.

†10.28
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

†10.30
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

†10.32
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

†10.34
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

10.36
Lease Relating to Land and Buildings at Denby Hall Business Park, Denby, Ripley, Derbyshire, DE5 8JX, dated as of October 21, 2022, by and among Garner Holdings Limited, Liniar Limited, and Ryfields Close Management Company Limited, filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913) as filed with the Securities and Exchange Commission on October 26, 2022 and incorporated herein by reference.

10.37
First Amendment to the Amended and Completely Restated Lease Agreement by and among Quanex IG Systems, Inc. and Lauren Real Estate Holding LLC, dated November 1, 2022, filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on November 1, 2022 and incorporated herein by reference.

†10.38
Amended Form of Restricted Stock Award Agreement under the Quanex Building Products Corporation 2020 Omnibus Incentive Plan, as amended, filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913) as filed with the Securities and Exchange Commission on December 9, 2022 and incorporated herein by reference.

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