Form 10-Q
period 2023-01-31
Quanex Building Products CORP
filed 2023-03-10
CIK 1423221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________
FORM 10-Q
 ________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
The number of shares outstanding of the registrant's Common Stock as of February 28, 2023 was 33,238,730.

QUANEX BUILDING PRODUCTS CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 31, 2023	October 31, 2022
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$43,055	$55,093
Accounts receivable, net of allowance for credit losses of $272 and $289	84,672	96,018
Inventories, net	127,735	120,890
Prepaid and other current assets	11,146	8,664
Total current assets	266,608	280,665
Property, plant and equipment, net of accumulated depreciation of $358,285 and $348,528	242,030	180,400
Operating lease right-of-use assets	45,996	56,000
Goodwill	184,706	137,855
Intangible assets, net	83,401	65,035
Other assets	4,285	4,662
Total assets	$827,026	$724,617
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$63,093	$77,907
Accrued liabilities	46,064	52,114
Income taxes payable	1,624	1,049
Current maturities of long-term debt	1,996	1,046
Current operating lease liabilities	7,213	7,727
Total current liabilities	119,990	139,843
Long-term debt	151,682	29,628
Noncurrent operating lease liabilities	39,725	49,286
Deferred pension benefits	—	3,917
Deferred income taxes	23,249	22,277
Other liabilities	16,692	14,831
Total liabilities	351,338	259,782
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, shares authorized 1,000,000; issued and outstanding - none	—	—
Common stock, $0.01 par value, shares authorized 125,000,000; issued 37,188,156 and 37,211,056, respectively; outstanding 33,238,730 and 33,129,250, respectively	372	372
Additional paid-in-capital	249,730	251,947
Retained earnings	336,704	337,456
Accumulated other comprehensive loss	(38,050)	(49,422)
Less: Treasury stock at cost, 3,949,426 and 4,081,806 shares, respectively	(73,068)	(75,518)
Total stockholders’ equity	475,688	464,835
Total liabilities and stockholders' equity	$827,026	$724,617

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	January 31,
	2023	2022
	(In thousands, except per share amounts)
Net sales	$261,916	$267,040
Cost and expenses:
Cost of sales (excluding depreciation and amortization)	210,149	211,834
Selling, general and administrative	36,744	30,823
Depreciation and amortization	10,620	10,257
Operating income	4,403	14,126
Non-operating (expense) income:
Interest expense	(2,259)	(523)
Other, net	218	54
Income before income taxes	2,362	13,657
Income tax expense	(453)	(2,418)
Net income	$1,909	$11,239

Basic earnings per common share	$0.06	$0.34

Diluted earnings per common share	$0.06	$0.34

Weighted-average common shares outstanding:
Basic	32,951	33,124
Diluted	33,137	33,298

Cash dividends per share	$0.08	$0.08

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	January 31,
	2023	2022
	(In thousands)
Net income	$1,909	$11,239
Other comprehensive income (loss):
Foreign currency translation gain (loss)	11,372	(3,159)
Other comprehensive income (loss)	11,372	(3,159)
Comprehensive income	$13,281	$8,080

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	January 31,
	2023	2022
	(In thousands)
Operating activities:
Net income	$1,909	$11,239
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	10,620	10,257
Stock-based compensation	679	552
Deferred income tax	179	854
Other, net	1,509	1,218
Changes in assets and liabilities:
Decrease in accounts receivable	20,502	8,340
Decrease (increase) in inventory	645	(25,318)
Increase in other current assets	(1,431)	(3,534)
Decrease in accounts payable	(21,379)	(8,391)
Decrease in accrued liabilities	(12,686)	(18,248)
Increase in income taxes payable	536	1,391
Increase (decrease) in deferred pension benefits	7	(80)
Increase in other long-term liabilities	1,461	404
Other, net	584	(335)
Cash provided by (used for) operating activities	3,135	(21,651)
Investing activities:
Business acquisition	(92,000)	—
Capital expenditures	(7,582)	(7,370)
Proceeds from disposition of capital assets	98	10
Cash used for investing activities	(99,484)	(7,360)
Financing activities:
Borrowings under credit facilities	102,000	28,000
Repayments of credit facility borrowings	(15,000)	(3,000)
Repayments of other long-term debt	(579)	(228)
Common stock dividends paid	(2,661)	(2,587)
Issuance of common stock	99	55
Payroll tax paid to settle shares forfeited upon vesting of stock	(545)	(1,383)
Cash provided by financing activities	83,314	20,857
Effect of exchange rate changes on cash and cash equivalents	997	(188)
Decrease in cash and cash equivalents	(12,038)	(8,342)
Cash and cash equivalents at beginning of period	55,093	40,061
Cash and cash equivalents at end of period	$43,055	$31,719

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

Three Months Ended January 31, 2023	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	(In thousands, no per share amounts shown except in verbiage)
Balance at October 31, 2022	$372	$251,947	$337,456	$(49,422)	$(75,518)	$464,835
Net income	—	—	1,909	—	—	1,909
Foreign currency translation adjustment	—	—	—	11,372	—	11,372
Common dividends ($0.08 per share)	—	—	(2,661)	—	—	(2,661)
Stock-based compensation activity:
Expense related to stock-based compensation	—	679	—	—	—	679
Stock options exercised	—	6	—	—	93	99
Restricted stock awards granted	—	(1,752)	—	—	1,752	—
Performance restricted stock units vested	—	(605)	—	—	605	—
Other	—	(545)	—	—	—	(545)
Balance at January 31, 2023	$372	$249,730	$336,704	$(38,050)	$(73,068)	$475,688

Three Months Ended January 31, 2022	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	(In thousands, no per share amounts shown except in verbiage)
Balance at October 31, 2021	$373	$254,162	$259,718	$(21,770)	$(72,701)	$419,782
Net income	—	—	11,239	—	—	11,239
Foreign currency translation adjustment	—	—	—	(3,159)	—	(3,159)
Common dividends ($0.08 per share)	—	—	(2,587)	—	—	(2,587)
Stock-based compensation activity:
Expense related to stock-based compensation	—	552	—	—	—	552
Stock options exercised	—	5	—	—	50	55
Restricted stock awards granted	—	(1,534)	—	—	1,534	—
Performance restricted stock units vested	—	(1,598)	—	—	1,598	—
Other	—	(1,383)	—	—	—	(1,383)
Balance at January 31, 2022	$373	$250,204	$268,370	$(24,929)	$(69,519)	$424,499

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations and Basis of Presentation
Quanex Building Products Corporation is a global, publicly traded manufacturing company primarily serving original equipment manufacturers (OEMs) in the fenestration, cabinetry, solar, refrigeration and outdoor products markets. These components can be categorized as window and door (fenestration) components and kitchen and bath cabinet components. Examples of fenestration components include: (1) energy-efficient flexible insulating glass spacers, (2) extruded vinyl profiles, (3) window and door screens, and (4) precision-formed metal and wood products. We also manufacture cabinet doors and other components for OEMs in the kitchen and bathroom cabinet industry. In addition, we provide certain other non-fenestration components and products, which include solar panel sealants, trim moldings, vinyl decking, vinyl fencing, customized compounds, water retention barriers, and conservatory roof components. We have organized our business into three reportable business segments. For additional discussion of our reportable business segments, see Note 12, “Segment Information.” We use low-cost, short lead-time production processes and engineering expertise to provide our customers with specialized products for their specific window, door, and cabinet applications. We believe these capabilities provide us with unique competitive advantages. We serve a primary customer base in North America and the United Kingdom (U.K.), and also serve customers in international markets through our operating plants in the U.K. and Germany, as well as through sales and marketing efforts in other countries.
Unless the context indicates otherwise, references to “Quanex”, the “Company”, “we”, “us” and “our” refer to the consolidated business operations of Quanex Building Products Corporation and its subsidiaries.
Basis of Presentation and Principles of Consolidation
The accompanying interim unaudited condensed consolidated financial statements include the accounts of Quanex Building Products Corporation. All intercompany accounts and transactions have been eliminated in consolidation. These financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of October 31, 2022 was derived from audited financial information but does not include all disclosures required by U.S. GAAP. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022. In our opinion, the accompanying financial statements contain all adjustments (which consist of normal recurring adjustments, except as disclosed herein) necessary to fairly present our financial position, results of operations and cash flows for the interim periods. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year or for any future periods.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes our product sales for the three months ended January 31, 2023 and 2022 into groupings by segment which we believe depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors. For further details regarding our results by segment, refer to Note 11, “Segment Information”.

	Three Months Ended
	January 31,
	2023	2022
	(In thousands)
North American Fenestration:
United States - fenestration	$120,767	$128,367
International - fenestration	5,127	9,136
United States - non-fenestration	23,066	6,716
International - non-fenestration	4,020	2,412
	$152,980	$146,631
European Fenestration:
International - fenestration	$42,354	$44,621
International - non-fenestration	12,598	14,293
	$54,952	$58,914
North American Cabinet Components:
United States - fenestration	$3,908	$3,765
United States - non-fenestration	50,049	57,767
International - non-fenestration	717	821
	$54,674	$62,353
Unallocated Corporate & Other
Eliminations	$(690)	$(858)
	$(690)	$(858)
Net sales	$261,916	$267,040
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
Related Parties
Net sales include transactions with a customer which is a related party with one of our non-employee directors for the three months ended January 31, 2023 of approximately $0.2 million and $0.4 million for the comparable prior year period. We performed a review of these transactions, of which no single transaction or series of related transactions exceeded $120,000 in amount, and determined that these transactions were enacted independently of each other. We are not aware of any other related party transactions with any of our current non-employee directors or officers outside of their normal business functions or expected contractual duties.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Acquisition
On November 1, 2022, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with LMI Custom Mixing, LLC (“LMI”) and the equity owners of LMI, Lauren International, Ltd. and Meteor-US-Beteiligungs GMBH. Under the Purchase Agreement, we acquired substantially all of the operating assets comprising LMI’s polymer mixing and rubber compound production business (collectively, the “Purchased Assets”) and also agreed to assume certain liabilities relating to the Purchased Assets (collectively, the “Acquisition”). As consideration for the Purchased Assets, we agreed to pay LMI $92 million in cash, with $7.1 million of this amount funded into escrow as security for the seller parties’ indemnification obligations. To fund the amounts paid in connection with the Acquisition, we used a combination of cash on hand and funds borrowed under our Credit Facility. Subsequent to the acquisition, we had approximately $215 million available for use under the Credit Facility. For the period from the date of the Acquisition, through January 31, 2023, our consolidated operating results included net sales of $16.5 million and operating income of $2.0 million, respectively, associated with LMI. In connection with the Acquisition, we amended our existing finance lease with Lauren Real Estate Holding LLC for the purpose of adding an additional lease renewal option and increasing rental space by approximately 60,000 square feet of rental space which was added to the 313,595 square feet of rentable area located in Cambridge, Ohio.
As of January 31, 2023, we are still determining the purchase price allocation for LMI. A preliminary purchase price allocation of the fair value of the assets acquired and liabilities assumed is included in the table below. These estimates are subject to change and will likely result in an increase or decrease in goodwill, particularly with regard to third-party valuations and our estimates of fixed assets, intangible assets, and inventory, during the measurement period, which may extend up to one year from the acquisition date.

As of Date of Opening Balance Sheet
(In thousands)
Net assets acquired:
Accounts receivable	$7,012
Inventories, net	5,684
Other assets	790
Property, plant and equipment, net	35,887
Goodwill	42,091
Intangible assets, net	19,500
Accounts payable	(4,736)
Accrued liabilities	(507)
Long-term debt (finance leases)	(13,721)
Net assets acquired	$92,000
Consideration:
Cash, net of cash and cash equivalents acquired	$92,000
We used recognized valuation techniques to determine the preliminary fair value of the assets and liabilities, including the excess earnings method for customer relationships and relief from royalty method for trade names and other technology with a discount rate that reflects the risk of the expected future cash flows. The goodwill balance is deductible for tax purposes. LMI is allocated entirely to our North American Fenestration reportable operating segment.
Pro Forma Results
We calculated the pro forma impact of the LMI acquisitions and the associated debt financing on our operating results for the three months ended January 31, 2022. The following pro forma results give effect to these acquisitions, assuming the transactions occurred on November 1, 2021.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Pro Forma Results
For the Three Months Ended
January 31, 2022
(In thousands, except per share amounts)
Net sales	$282,358
Net income	$12,719
Basic earnings per share	$0.38
Diluted earnings per share	$0.38
We derived the pro forma results for the LMI acquisition based on historical financial information obtained from the sellers and certain management assumptions. Our pro forma adjustments relate to the elimination of our intercompany sales to our North American Fenestration reportable segment and related cost of sales, incremental depreciation and amortization expense associated with property, plant and equipment and intangible assets to effect the transactions, assuming a November 1, 2021 effective date. In addition, we calculated the tax impact of these adjustments at a 25% effective tax rate.
3. Inventories
Inventories consisted of the following at January 31, 2023 and October 31, 2022 (in thousands):

	January 31, 2023	October 31, 2022
Raw materials	$72,216	$68,455
Finished goods and work in process	56,956	54,013
Supplies and other	2,044	1,551
Total	131,216	124,019
Less: Inventory reserves	3,481	3,129
Inventories, net	$127,735	$120,890
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
The table below presents the lease-related assets and liabilities recorded on the balance sheet at January 31, 2023 and October 31, 2022 (in thousands):

Leases	Classification	January 31, 2023	October 31, 2022
Assets
Operating lease assets	Operating lease right-of-use assets	$45,996	$56,000
Finance lease assets	Property, plant and equipment (less accumulated depreciation of $4,706 and $3,726)	57,223	22,003
Total lease assets		$103,219	$78,003

Liabilities
Current
Operating	Current operating lease liabilities	$7,213	$7,727
Finance	Current maturities of long-term debt	2,286	1,336
Noncurrent
Operating	Noncurrent operating lease liabilities	39,725	49,286
Finance	Long-term debt	52,797	17,816
Total lease liabilities		$102,021	$76,165
The table below presents the components of lease costs for the three months ended January 31, 2023 and 2022 was as follows (in thousands):

	Three Months Ended
	January 31,
	2023	2022
Operating lease cost	$2,163	$2,536
Finance lease cost
Amortization of leased assets	799	298
Interest on lease liabilities	600	132
Variable lease costs	323	223
Total lease cost	$3,885	$3,189

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The table below presents supplemental cash flow information related to leases for the three months ended January 31, 2023 and 2022 was as follows (in thousands):

	Three Months Ended
	January 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Finance leases - financing cash flows	$558	$279
Finance leases - operating cash flows	$600	$132
Operating leases - operating cash flows	$2,226	$2,536

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$1,180	$417
Finance leases	$24,497	$54
The table below presents the weighted average remaining lease terms and weighted average discount rates for the Company's leases as of January 31, 2023 and October 31, 2022:

	January 31, 2023	October 31, 2022
Weighted average remaining lease term (in years)
Operating leases	11.0	10.8
Financing leases	19.7	13.7

Weighted average discount rate
Operating leases	3.86%	3.84%
Financing leases	4.47%	3.78%
The table below presents the maturity of the lease liabilities as of January 31, 2023 (in thousands):

	Operating Leases	Finance Leases
2023 (remaining nine months)	$6,663	$3,505
2024	8,109	4,632
2025	6,378	4,570
2026	5,087	4,453
2027	4,377	4,333
Thereafter	28,849	62,183
Total lease payments	59,463	83,676
Less: present value discount	12,525	28,593
Total lease liabilities	$46,938	$55,083

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Goodwill and Intangible Assets
Goodwill
The change in the carrying amount of goodwill for the three months ended January 31, 2023 was as follows (in thousands):

Three Months Ended
January 31, 2023
Beginning balance as of November 1, 2022	$137,855
LMI acquisition	42,091
Foreign currency translation adjustment	4,760
Balance as of the end of the period	$184,706
At our last annual test date, August 31, 2022, we evaluated the recoverability of goodwill at each of our five reporting units with goodwill balances and determined that our goodwill was not impaired. An additional reporting unit was acquired during the three months ended January 31, 2023. We evaluated for indicators of impairment for all reporting units during the three months ended January 31, 2023 and determined that there were no triggering events. For additional discussion of change in reporting units and a summary of the change in the carrying amount of goodwill by segment, see Note 12, “Segment Information.”
Identifiable Intangible Assets
Amortizable intangible assets consisted of the following as of January 31, 2023 and October 31, 2022 (in thousands):

	January 31, 2023		October 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$158,125	$92,162	$139,607	$88,646
Trademarks and trade names	55,672	41,488	54,389	40,610
Patents and other technology	25,136	21,882	22,390	22,095
Total	$238,933	$155,532	$216,386	$151,351
In connection to the LMI Acquisition, we added gross carrying intangibles of $16.0 million of customer relationships, $3.0 million of other technology and $0.5 million of trade names. We had aggregate amortization expense related to intangible assets for the three months ended January 31, 2023 of $3.1 million and $3.0 million for the comparable prior year period.
Estimated remaining amortization expense, assuming current intangible balances and no new acquisitions, for future fiscal years as of January 31, 2023 (in thousands):

Estimated Amortization Expense
2023 (remaining nine months)	$8,937
2024	11,314
2025	10,087
2026	10,012
2027	10,013
Thereafter	33,038
Total	$83,401

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Debt and Finance Lease Obligations
Long-term debt consisted of the following at January 31, 2023 and October 31, 2022 (in thousands):

	January 31, 2023	October 31, 2022
Revolving Credit Facility	$100,000	$13,000
Finance lease obligations and other	55,122	19,202
Unamortized deferred financing fees	(1,444)	(1,528)
Total debt	$153,678	$30,674
Less: Current maturities of long-term debt	1,996	1,046
Long-term debt	$151,682	$29,628
Revolving Credit Facility
On July 6, 2022, we entered into our Second Amended and Restated Credit Agreement (the “Credit Facility”) with Wells Fargo Securities, LLC, as Agent, Swingline Lender and Issuing Lender, and BofA Securities, Inc. serving as Syndication Agent. We capitalized $1.2 million of deferred financing fees related the Credit Facility during the three months ended July 31, 2022. This $325.0 million revolving credit facility has a five-year term, maturing on July 6, 2027, and replaces our previous credit facility. Our previous credit facility is more fully described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022.
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
As of January 31, 2023, we had $100.0 million of borrowings outstanding under the Credit Facility (reduced by unamortized debt issuance costs of $1.4 million), $5.1 million of outstanding letters of credit and $55.1 million outstanding

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
primarily under finance leases and other debt. We had $219.9 million available for use under the Credit Facility at January 31, 2023. Outstanding borrowings under the Credit Facility accrue interest at 5.91% per annum. Our weighted average borrowing rate for borrowings outstanding during the three months ended January 31, 2023 and 2022 was 5.43% and 1.35%, respectively. We were in compliance with our debt covenants as of January 31, 2023.
7. Retirement Plans
Pension Plan
Our non-contributory, single employer defined benefit pension plan covers certain of our employees in the U.S. The net periodic pension cost for this plan for the three months ended January 31, 2023 and 2022 was as follows (in thousands):

	Three Months Ended
	January 31,
	2023	2022
Service cost	$96	$216
Interest cost	390	202
Expected return on plan assets	(366)	(498)
Amortization of net loss	10	1
Net periodic pension benefit	$130	$(79)
During the three months ended January 31, 2022, we made no contributions to fund our plan. During fiscal 2023, we do not expect to need to make a contribution to the pension plan to maintain targeted funding levels and meet minimum contribution requirements. During the year ended October 31, 2022, we notified participants that our pension plan will be terminated effective November 1, 2022, with final settlement expected to occur in the next twelve months, depending upon the timing of I.R.S. approvals. During the three months ended January 31, 2023, we reclassified the pension obligation of $3.9 million from long-term liabilities under the caption “Deferred Pension Benefits” to current liabilities under the caption “Accrued Liabilities” in the accompanying condensed consolidated balance sheets.
Other Plans
We also have a supplemental benefit plan covering certain executive officers and key employees and a non-qualified deferred compensation plan covering members of the Board of Directors and certain key employees. As of January 31, 2023 and October 31, 2022, our liability under the supplemental benefit plan was approximately $1.9 million. As of January 31, 2023 and October 31, 2022, the liability associated with the deferred compensation plan was approximately $3.7 million and $3.3 million, respectively. We record the current portion of liabilities associated with these plans under the caption “Accrued Liabilities,” and the long-term portion under the caption “Other Liabilities” in the accompanying condensed consolidated balance sheets.
8. Income Taxes
To determine our income tax expense or benefit for interim periods, consistent with accounting standards, we apply the estimated annual effective income tax rate to year-to-date results, plus any applicable discrete items, which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statutes of limitations, tax benefits on equity compensation, and increase or decrease in valuation allowances on deferred tax assets. Our effective tax rates from continuing operations for the three months ended January 31, 2023 and 2022 were 19.18% and 17.70%, respectively. The difference between our effective income tax rate and the U.S. federal statutory rate of 21% principally results from discrete tax items, U.S. state tax, non-U.S. tax rate differential and other permanent differences. The primary discrete items affecting the 2023 effective rate was a benefit of $0.2 million related to the non-U.S. tax rate differential. The primary discrete items affecting the 2022 effective rate were the charge of $0.5 million related to the vesting or exercise of equity-based compensation awards and a benefit of $0.3 million for the true-up of our accruals and related deferred taxes from prior year filings.
As of January 31, 2023, our liability for uncertain tax positions (UTP) of $1.4 million relates to certain U.S. federal and state tax items regarding the interpretation of tax laws and regulations, including a minimal amount of interest and penalties. We include all interest and penalties related to uncertain tax benefits within our income tax provision account. To the extent interest and penalties are not assessed with respect to uncertain tax positions or the uncertainty of deductions in the future, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
We evaluate the likelihood of realization of our deferred tax assets by considering both positive and negative evidence. We maintain a valuation allowance for certain state net operating losses which totaled $0.5 million as of January 31, 2023 and October 31, 2022.
On August 16, 2022 the Inflation Reduction Act of 2022 was signed into law. We are evaluating the regulations but do not believe they will result in a material impact to our consolidated financial statements.
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
Carrying amounts reported on the balance sheet for cash, cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. Our outstanding debt is variable rate debt that re-prices frequently, thereby limiting our exposure to significant change in interest rate risk. As a result, the fair value of our debt instrument approximates carrying value at January 31, 2023, and October 31, 2022 (Level 2 measurement).
Our performance share awards are marked-to-market on a quarterly basis during a three-year vesting period based on market data (Level 2 measurement). For further information, refer to Note 9, “Stock-Based Compensation - Performance Share Awards.”
We used recognized valuation techniques to determine the preliminary fair value of the assets and liabilities, including the excess earnings method for customer relationships and relief from royalty method for trade names and other technology with a discount rate that reflects the risk of the expected future cash flows (Level 3 measurement). For further information, refer to Note 2, “Acquisition.”
11. Stock-Based Compensation
We have established and maintain an Omnibus Incentive Plan (2020 Plan) that provides for the granting of restricted stock awards, stock options, restricted stock units, performance share awards, performance restricted stock units, and other stock-based and cash-based awards. The 2020 Plan is administered by the Compensation and Management Development Committee of the Board of Directors.
The aggregate number of shares of common stock authorized for grant under the 2020 Plan is 3,139,895 as approved by shareholders. Any officer, key employee and/or non-employee director is eligible for awards under the 2020 Plan. We grant restricted stock units to non-employee directors on the first business day of each fiscal year. As approved by the Compensation & Management Development Committee of our Board of Directors annually, we grant a mix of restricted stock awards, performance shares and performance restricted stock units to officers, management and key employees. We also historically granted stock options to certain officers, directors and key employees. Occasionally, we may make additional grants to key employees at other times during the year.
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
A summary of non-vested restricted stock awards activity during the three months ended January 31, 2023 is presented below:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value per Share
Non-vested at October 31, 2022	212,100	$20.86
Granted	94,700	23.49
Forfeited	—	—
Vested	(47,000)	19.40
Non-vested at January 31, 2023	259,800	$22.08
The total weighted average grant-date fair value of restricted stock awards that vested during each of the three months ended January 31, 2023 and 2022 was $0.9 million and $1.1 million, respectively. As of January 31, 2023, total unrecognized compensation cost related to unamortized restricted stock awards was $3.7 million. We expect to recognize this expense over the remaining weighted average vesting period of 2.3 years.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Stock Options
Historically, stock options have been awarded to key employees, officers and non-employee directors. In December 2017, the Compensation & Management Development Committee of the Board of Directors approved a change to the long-term incentive award program eliminating the grant of stock options and replacing this award with a grant of performance restricted stock units and performance shares as further described below. As a result, the final stock options were granted during the fiscal year ended October 31, 2017. Stock options typically vested ratably over a three-year period with service and continued employment as the vesting conditions. Our stock options may be exercised up to a maximum of ten years from the date of grant. The fair value of the stock options was determined on the grant date and expensed over the vesting period resulting in an increase in additional paid-in-capital. For employees who were nearing retirement-eligibility, we recognize stock option expense ratably over the shorter of the vesting period or the period from the grant-date to the retirement-eligibility date.
We use a Black-Scholes pricing model to estimate the fair value of stock options. A description of the methodology for the valuation assumptions was disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022.
The following table summarizes our stock option activity for the three months ended January 31, 2023:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000s)
Outstanding at October 31, 2022	175,117	$19.39
Granted	—	—
Exercised	(5,000)	19.61
Forfeited/Expired	(4,000)	21.11
Outstanding at January 31, 2023	166,117	$19.34	2.8	$1,088
Vested at January 31, 2023	166,117	$19.34	2.8	$1,088
Exercisable at January 31, 2023	166,117	$19.34	2.8	$1,088
Intrinsic value is the amount by which the market price of the common stock on the date of exercise exceeds the exercise price of the stock option. The total intrinsic value of stock options exercised during the three months ended January 31, 2023 and 2022 was less than $0.1 million.
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
During the three months ended January 31, 2023 and 2022, non-employee directors received 38,704 and 33,579 restricted stock units, respectively, at a weighted average grant date fair value of $20.67 per share and $22.54 per share, respectively, which vested immediately. During the three months ended January 31, 2023, 21,774 restricted stock units, which were awarded to key employees, have vested. During the three months ended January 31, 2023 we paid $0.4 million and $0.1 million for the comparable prior year to settle vested restricted stock units.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes our performance share grants and the grant date fair value for the RONA performance metrics:

Grant Date	Shares Awarded	Grant Date Fair Value	Shares Forfeited
December 2, 2020	65,300	$20.68	—
December 9, 2021	80,900	$22.54	—
December 7, 2022	89,300	$23.49	—
In December 2022, 101,200 shares vested pursuant to the December 2018 grant, which were settled with a cash payment of $2.2 million.
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

Vesting Level	Vesting Criteria	Percentage of Award Vested
Level 1	A-TSR greater than or equal to 50%	150%
Level 2	A-TSR less than 50% and greater than or equal to 20%	100%
Level 3	A-TSR less than 20% and greater than or equal to -20%	50%
Level 4	A-TSR less than -20%	—%
The following table summarizes our performance restricted stock unit grants and the grant date fair value for the A-TSR performance metric:

Grant Date	Shares Awarded	Grant Date Fair Value	Shares Forfeited
December 2, 2020	38,400	$20.68	—
December 9, 2021	50,900	$21.06	—
December 7, 2022	51,500	$23.22	—
During the three months ended January 31, 2023, 32,680 performance restricted stock units vested.
The performance restricted stock units are not considered outstanding shares, do not have voting rights, and are excluded from diluted weighted-average shares used to calculate earnings per share until the performance criteria is probable to result in the issuance of contingent shares. As of January 31, 2023, we have deemed 42,962 shares related to the December 2020 grant of performance restricted stock units as probable to vest.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes amounts expensed as selling, general and administrative expense related to restricted stock awards, stock options, restricted stock units, performance share awards and performance restricted stock units for the three months ended January 31, 2023 and 2022 (in thousands):

	Three Months Ended
	January 31, 2023
	2023	2022
Restricted stock awards	$438	$348
Restricted stock units	1,491	994
Performance share awards	2,639	1,340
Performance restricted stock units	241	204
Total compensation expense	$4,809	$2,886
Treasury Shares
We record treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Shares are generally issued from treasury stock at the time of grant of restricted stock awards, upon the exercise of stock options, and upon the vesting of performance shares and performance restricted stock units. On the subsequent issuance of treasury shares, we record proceeds in excess of cost as an increase in additional paid in capital. A deficiency of such proceeds relative to costs would be applied to reduce paid-in-capital associated with prior issuances to the extent available, with the remainder recorded as a charge to retained earnings. There were no charges to retained earnings during the three months ended January 31, 2023.
The following table summarizes the treasury stock activity during the three months ended January 31, 2023:

Three Months Ended
January 31, 2023
Beginning Balance as of November 1, 2022	4,081,806
Restricted stock awards granted	(94,700)
Performance restricted stock units vested	(32,680)
Stock options exercised	(5,000)
Balance at January 31, 2023	3,949,426
12. Other, net
Other, net on the condensed consolidated statements of income consisted of the following for the three months ended January 31, 2023 and 2022 (in thousands):

	Three Months Ended
	January 31,
	2023	2022
Foreign currency transaction gains (losses)	$42	$(41)
Foreign currency derivative losses	(15)	—
Pension service benefit	34	295
Interest income	26	15
Other	131	(215)
Other, net	$218	$54

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
13. Segment Information
We present three reportable business segments (1) NA Fenestration, comprising four operating segments in 2023 (compared to three operating segments in 2022) primarily focused on the fenestration market in North America including vinyl profiles, insulating glass spacers, screens, custom compound mixing, and other fenestration components; (2) EU Fenestration, comprising our U.K.-based vinyl extrusion business, manufacturing vinyl profiles & conservatories, and the European insulating glass business manufacturing insulating glass spacers; and (3) NA Cabinet Components, comprising our cabinet door and components operations. The additional NA Fenestration operating segment in 2023 is related to the Acquisition of LMI, an advanced polymer solutions provider with a focus on advanced methods for mixing rubber compounds. For additional discussion of our Acquisition of LMI, see Note 2, “Acquisition.” Additionally, we maintain an Unallocated Corporate & Other which includes transaction expenses, stock-based compensation, long-term incentive awards based on the performance of our common stock and other factors, certain severance, legal, and other costs not deemed to be allocable to all segments, depreciation of corporate assets, interest expense, other, net, income taxes and inter-segment eliminations, and executive incentive compensation and medical expense fluctuations relative to planned costs as determined during the annual planning process. Other general and administrative costs associated with the corporate office are allocated to the reportable segments, based upon a relative measure of profitability in order to more accurately reflect each reportable business segment's administrative costs. We allocate corporate expenses to businesses acquired mid-year from the date of acquisition. The accounting policies of our operating segments are the same as those used to prepare the accompanying condensed consolidated financial statements. Corporate general and administrative expense allocated during the three month period ended January 31, 2023 was $4.3 million and $5.8 million for the comparable prior year period.
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
Segment information for the three months ended January 31, 2023 and 2022, and total assets as of January 31, 2023 and October 31, 2022 are summarized in the following table (in thousands):

	NA Fenestration	EU Fenestration	NA Cabinet Comp.	Unallocated Corp. & Other	Total
Three Months Ended January 31, 2023
Net sales	$152,980	$54,952	$54,674	$(690)	$261,916
Depreciation and amortization	5,245	2,348	2,934	93	10,620
Operating income (loss)	9,723	7,396	(1,189)	(11,527)	4,403
Capital expenditures	3,613	1,956	1,860	153	7,582
Three Months Ended January 31, 2022
Net sales	$146,631	$58,914	$62,353	$(858)	$267,040
Depreciation and amortization	4,139	2,569	3,463	86	10,257
Operating income (loss)	12,151	7,815	(1,453)	(4,387)	14,126
Capital expenditures	5,305	954	1,073	38	7,370
As of January 31, 2023
Total assets	$387,975	$235,510	$168,823	$34,718	$827,026
As of October 31, 2022
Total assets	$279,139	$223,729	$176,154	$45,595	$724,617

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes the change in the carrying amount of goodwill by reportable business segment for the three months ended January 31, 2023 (in thousands):

	NA Fenestration	EU Fenestration	NA Cabinet Comp.	Unallocated Corp. & Other	Total
Balance as of October 31, 2022	$38,712	$59,996	$39,147	$—	$137,855
LMI acquisition	42,091	—	—	—	42,091
Foreign currency translation adjustment	—	4,760	—	—	4,760
Balance as of January 31, 2023	$80,803	$64,756	$39,147	$—	$184,706
For further details of Goodwill, see Note 4, “Goodwill & Intangible Assets,” located herewith.
We did not allocate non-operating loss or income tax benefit to the reportable segments. The following table reconciles operating income as reported above to net income for the three months ended January 31, 2023 and 2022 (in thousands):

	Three Months Ended
	January 31,
	2023	2022
Operating income	$4,403	$14,126
Interest expense	(2,259)	(523)
Other, net	218	54
Income tax expense	(453)	(2,418)
Net income	$1,909	$11,239

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
Basic and diluted earnings per share for the three months ended January 31, 2023 and 2022 were calculated as follows (in thousands, except per share data):

	Net Income	Weighted Average Shares	Per Share
Three Months Ended January 31, 2023
Basic earnings per common share	$1,909	32,951	$0.06
Effect of dilutive securities:
Stock options	—	32	—
Restricted stock awards	—	111	—
Performance restricted stock units	—	43	—
Diluted earnings per common share	$1,909	33,137	$0.06
Three Months Ended January 31, 2022
Basic earnings per common share	$11,239	33,124	$0.34
Effect of dilutive securities:
Stock options	—	34	—
Restricted stock awards	—	107	—
Performance restricted stock units	—	33	—
Diluted earnings per common share	$11,239	33,298	$0.34

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
We do not include equity instruments in our calculation of diluted earnings per share if those instruments would be anti-dilutive. Such dilution is dependent on the excess of the market price of our stock over the exercise price and other components of the treasury stock method. There were no anti-dilutive instruments for the three months ended January 31, 2023 and 2022.
15. New Accounting Guidance
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standards setting bodies that we adopt as of the specified effective date. We did not adopt any new accounting pronouncements during the three months ended January 31, 2023. As of January 31, 2023, we believe the impact of any recently issued standards that are not yet effective are either not applicable to us at this time or will not have a material impact on our condensed consolidated financial statements upon adoption.

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
For information on additional factors that could cause actual results to differ materially, please refer to the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes as of January 31, 2023, and for the three months ended January 31, 2023 and 2022, included elsewhere herein. For additional information pertaining to our business, including risk factors which should be considered before investing in our common stock, refer to our Annual Report on Form 10-K for the fiscal year ended October 31, 2022.
Our Business
We manufacture components for original equipment manufacturers (OEMs) in the building products industry. These components can be categorized as window and door (fenestration) components and kitchen and bath cabinet components. Examples of fenestration components include (1) energy-efficient flexible insulating glass spacers, (2) extruded vinyl profiles, (3) window and door screens, and (4) precision-formed metal and wood products. We also manufacture cabinet doors and other components for OEMs in the kitchen and bathroom cabinet industry. In addition, we provide certain other non-fenestration components and products, which include solar panel sealants, trim moldings, vinyl decking, vinyl fencing, customized compounds, water retention barriers, and conservatory roof components. We use low-cost, short lead-time production processes and engineering expertise to provide our customers with specialized products for their specific window, door, and cabinet applications. We believe these capabilities provide us with unique competitive advantages. We serve a primary customer base in North America and the U.K., and also serve customers in international markets through our operating plants in the U.K. and Germany, as well as through sales and marketing efforts in other countries.
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
We currently have three reportable business segments: (1) North American Fenestration segment (“NA Fenestration”), comprising four operating segments, manufacturing vinyl profiles, IG spacers, screens, custom compound mixing, and other fenestration components; (2) European Fenestration segment (“EU Fenestration”), comprising our U.K.-based vinyl extrusion business, manufacturing vinyl profiles and conservatories, and the European insulating glass business manufacturing IG spacers; and (3) North American Cabinet Components segment (“NA Cabinet Components”), comprising our North American cabinet door and components business and two wood-manufacturing plants. We maintain a grouping called Unallocated Corporate & Other, which includes transaction expenses, stock-based compensation, long-term incentive awards based on the performance of our common stock and other factors, certain severance, legal, and other costs not deemed to be allocable to all segments, depreciation of corporate assets, interest expense, other, net, income taxes and inter-segment eliminations, and executive incentive compensation and medical expense fluctuations relative to planned costs as determined during the annual planning process. Other corporate general and administrative costs have been allocated to the reportable business segments, based upon a relative measure of profitability in order to more accurately reflect each reportable business segment's administrative costs. We allocate corporate expenses to businesses acquired mid-year from the date of acquisition. The accounting policies of our operating segments are the same as those used to prepare our accompanying condensed consolidated financial statements.
Recent Transactions and Events
On November 1, 2022, we entered into an Asset Purchase Agreement with LMI and the equity owners of LMI, Lauren International, Ltd. and Meteor-US-Beteiligungs GMBH. Under the Purchase Agreement, we acquired substantially all of the operating assets comprising LMI’s polymer mixing and rubber compound production business and also agreed to assume certain liabilities relating to the Acquisition. As consideration for the Purchased Assets, we agreed to pay LMI $92 million in cash, with $7.1 million of this amount funded into escrow substantially as security for the seller parties’ indemnification obligations. In connection with the Acquisition, we amended our existing finance lease with Lauren Real Estate Holding LLC for the purpose of adding an additional lease renewal option and increasing rental space by approximately 60,000 square feet of rental space which was added to the 313,595 square feet of rentable area located in Cambridge, Ohio.
U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the military conflict between Russia and Ukraine. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market or operational disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Russia, Europe’s largest provider of natural gas, has significantly reduced the export of natural gas compared to the same time last year resulting in the increase in natural gas prices and the potential for natural gas shortages. If this trend continues, this would not only negatively impact our

European manufacturing facilities, this may also impact our customers and their demand for our products. We continue to monitor these situations and their impact on our business.
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
In February 2023, the NAHB forecasted calendar-year housing starts to be 1.1 million in the 2023 calendar-year and 1.3 million in 2024. In February 2023, the Ducker forecast indicated that total window shipments are expected to increase 1% for calendar-year 2022 and decrease 5.7% in 2023. In February 2023, Catalina Research estimated that residential semi-custom cabinet sales in the U.S. is estimated to decrease 3.6% in 2023 and increase 1.9% in 2024.
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

Results of Operations
Three Months Ended January 31, 2023 Compared to Three Months Ended January 31, 2022

	Three Months Ended July 31,
	2023	2022	Change $	% Variance
	(Dollars in thousands)
Net sales	$261,916	$267,040	$(5,124)	(2)%
Cost of sales (excluding depreciation and amortization)	210,149	211,834	(1,685)	1%
Selling, general and administrative	36,744	30,823	5,921	(19)%
Depreciation and amortization	10,620	10,257	363	(4)%
Operating income	4,403	14,126	(9,723)	(69)%
Interest expense	(2,259)	(523)	(1,736)	(332)%
Other, net	218	54	164	304%
Income tax expense	(453)	(2,418)	1,965	81%
Net income	$1,909	$11,239	$(9,330)	(83)%
Our period-over-period results by reportable segment follow.
Changes Related to Operating Income by Reportable Segment:
NA Fenestration

	Three Months Ended July 31,
	2023	2022	$ Change	% Variance
	(Dollars in thousands)
Net sales	$152,980	$146,631	$6,349	4%
Cost of sales (excluding depreciation and amortization)	124,717	115,964	8,753	(8)%
Selling, general and administrative	13,295	14,377	(1,082)	8%
Depreciation and amortization	5,245	4,139	1,106	(27)%
Operating income	$9,723	$12,151	$(2,428)	(20)%
Operating income margin	6%	8%
Net Sales. Net sales increased $6.3 million, or 4%, for the three months ended January 31, 2023 compared to the same period in 2022, which was primarily driven by a $16.5 million contribution from LMI in 2023 and an increase in price and raw material surcharges of $5.1 million partially offset by a $15.2 million decrease in volumes due to customer destocking, softer market demand driven by weaker consumer confidence and a return to normal seasonality.
Cost of Sales. The cost of sales increased $8.8 million, or 8%, for the three months ended January 31, 2023 as compared to the same period in 2022. Cost of sales, including labor, increased primarily due to LMI’s cost of sales in 2023 and inflation of raw materials partially offset by lower volumes during the period.
Selling, General and Administrative. Selling, general and administrative expenses decreased $1.1 million, or 8%, for the three months ended January 31, 2023 as compared to the same period in 2022. This decrease was primarily due to a decrease in labor costs and professional fees partially offset by an increase in miscellaneous general expenses year-over-year.
Depreciation and Amortization. Depreciation and amortization expense increased $1.1 million, or 27%, for the three months ended January 31, 2023 as compared to the same period in 2022, primarily due to the Acquisition of LMI’s property, plant and equipment and intangible assets.

EU Fenestration

	Three Months Ended July 31,
	2023	2022	$ Change	Variance %
	(Dollars in thousands)
Net sales	$54,952	$58,914	$(3,962)	(7)%
Cost of sales (excluding depreciation and amortization)	37,703	41,227	(3,524)	9%
Selling, general and administrative	7,505	7,303	202	(3)%
Depreciation and amortization	2,348	2,569	(221)	9%
Operating income	$7,396	$7,815	$(419)	(5)%
Operating income margin	13%	13%
Net Sales. Net sales decreased $4.0 million, or 7%, comparing the three months ended January 31, 2023 to the same period in 2022, which was primarily driven by $6.0 million of foreign currency rate changes and a $4.4 million decrease in volumes due to customer destocking, softer market demand driven by weaker consumer confidence and a return to normal seasonality, partially offset by $6.4 million of base price increases.
Cost of Sales. The cost of sales decreased $3.5 million, or 9%, for the three months ended January 31, 2023 compared to the same period in 2022. Cost of sales decreased primarily due to a decrease in volumes and foreign currency impacts partially offset by inflation of raw materials.
Selling, General and Administrative. Selling, general and administrative expense increased $0.2 million, or 3%, for the three months ended January 31, 2023 compared to the same period in 2022. The increase is primarily due to higher compensation and miscellaneous general expenses partially offset by a decrease in professional fees and foreign currency impacts year-over-year.
NA Cabinet Components

	Three Months Ended July 31,
	2023	2022	$ Change	Variance %
	(Dollars in thousands)
Net sales	$54,674	$62,353	$(7,679)	(12)%
Cost of sales (excluding depreciation and amortization)	48,056	55,073	(7,017)	13%
Selling, general and administrative	4,873	5,270	(397)	8%
Depreciation and amortization	2,934	3,463	(529)	15%
Operating loss	$(1,189)	$(1,453)	$264	18%
Operating loss margin	(2)%	(2)%
Net Sales. Net sales decreased $7.7 million, or 12%, for the three months ended January 31, 2023 compared to the same period in 2022, which was driven by an $11.0 million decrease in volumes due to softer market demand driven by weaker consumer confidence and a return to normal seasonality partially offset by a $3.3 million increase in price and raw material indexes.
Cost of Sales. Cost of sales decreased $7.0 million, or 13%, for the three months ended January 31, 2023 compared with the same period in 2022, primarily as a result of lower volumes year-over-year partially offset by lumber price inflation, which is recovered on a lag.
Selling, General and Administrative. Selling, general and administrative expense decreased $0.4 million, or 8%, for the three months ended January 31, 2023 compared to the same period in 2022 due to a decrease in labor costs partially offset by an increase in miscellaneous general expenses year-over-year.

Unallocated Corporate & Other

	Three Months Ended July 31,
	2023	2022	$ Change	Variance %
	(Dollars in thousands)
Net sales	$(690)	$(858)	$168	20%
Cost of sales (excluding depreciation and amortization)	(327)	(430)	103	(24)%
Selling, general and administrative	11,071	3,873	7,198	(186)%
Depreciation and amortization	93	86	7	(8)%
Operating loss	$(11,527)	$(4,387)	$(7,140)	(163)%
Net Sales. Net sales for Unallocated Corporate & Other represents the elimination of inter-segment sales for the three months ended January 31, 2023 and 2022.
Cost of Sales. Cost of sales for Unallocated Corporate & Other consists of the elimination of inter-segment sales, profit in inventory, and other costs.
Selling, General and Administrative. Selling, general and administrative expenses increased $7.2 million, or 186%, for the three months ended January 31, 2023 compared to the same period in 2022. This increase is primarily attributable to $5.4 million of transaction fees and a $2.0 million increase in compensation expense including the valuations of our stock based compensation awards, partially offset by a decrease of $0.6 million related to medical expense claims during the three months ended January 31, 2023 as compared to the prior year period.
Changes related to Non-Operating Items:
Interest Expense. Interest expense increased $1.7 million for the three months ended January 31, 2023 compared to the same period in 2022 as a result of higher borrowings outstanding during the period and an increase in interest rates.
Income Taxes. We recorded income tax expense of $0.5 million on pre-tax income of $2.4 million for the three months ended January 31, 2023, an effective rate of 19.2%, and income tax expense of $2.4 million on a pre-tax income of $13.6 million for the three months ended January 31, 2022, an effective rate of 17.7%. The decrease in income tax expense year-over-year was primarily driven by the decrease in pre-tax book income during the three months ended January 31, 2023, relative to the three months ended January 31, 2022.
Liquidity and Capital Resources
Overview
Historically, our principal sources of funds have been cash on hand, cash flow from operations, and borrowings under our credit facilities.
We maintain a $325.0 million revolving credit facility (the Credit Facility) that matures in 2027 (5-year term) and requires interest payments calculated at a variable market rate depending upon our Consolidated Net Leverage Ratio. The applicable rate during the three months ended January 31, 2023 was RFR Rate + 1.25%. Our cost of capital could increase depending upon the Consolidated Net Leverage Ratio at the end of any given quarter. In addition to the Consolidated Net Leverage Ratio covenant, we are required to meet a Consolidated Interest Coverage Ratio covenant, and there are limitations on certain transactions including our ability to incur indebtedness, incur liens, dispose of material assets, acquire businesses, make restricted payments and pay dividends (limited to $25.0 million per year). We are amortizing deferred financing fees of $1.4 million straight-line over the remaining term of the facility. For further details of the Credit Facility, refer to Note 4, “Debt and Finance Lease Obligations” to the accompanying unaudited condensed consolidated financial statements contained elsewhere herein.
As of January 31, 2023, we had $43.1 million of cash and equivalents, $100.0 million outstanding under the Credit Facility, $5.1 million of outstanding letters of credit and $55.1 million outstanding under finance leases and other debt. Of the $55.1 million outstanding under finance leases and other debt, $53.2 million relates to real estate leases. We had $219.9 million available for use under the Credit Facility at January 31, 2023.
During December 2021, our Board of Directors approved a stock repurchase program that authorized the repurchase of up to $75.0 million worth of shares of our common stock. Repurchases under the new program will be made in open market transactions or privately negotiated transactions, subject to market conditions, applicable legal requirements and other relevant factors. During the three months ended January 31, 2023, we did not purchase any shares under this program and as of

January 31, 2023 we had a maximum of $68.4 million available to purchase shares under this program. The program does not have an expiration date or a limit on the number of shares that may be purchased.
We repatriated $4.3 million and $1.2 million of foreign cash during the three months ended January 31, 2023 and 2022, respectively. We expect to repatriate excess cash moving forward and use the funds to retire debt or meet current working capital needs. In the U.K., we insure against a portion of our credit losses. We believe our business model, our current cash reserves and the recent steps we have taken to strengthen our balance sheet leave us well-positioned to manage our business and remain in compliance with our debt covenants.
Analysis of Cash Flow
The following table summarizes our cash flow results for the three months ended January 31, 2023 and 2022:

	Three Months Ended
	January 31,
	2023	2022
	(Dollars in thousands)
Cash provided by (used for) operating activities	$3,135	$(21,651)
Cash used for investing activities	$(99,484)	$(7,360)
Cash provided by financing activities	$83,314	$20,857
Operating Activities. Cash provided by operating activities increased $24.8 million for the three months ended January 31, 2023 compared to the three months ended January 31, 2022. The increase in operating cash flows is primarily due to favorable changes to working capital partially offset by lower net income year-over-year due to a decrease in customer demand. The favorable changes in working capital were largely driven by an increase in inventory value due to raw material price inflation and a decrease in accounts receivable partially offset by a decrease in accounts payable.
Investing Activities. Cash used for investing activities increased $92.1 million for the three months ended January 31, 2023 compared to the same period in 2022, primarily as a result of the Acquisition of LMI.
Financing Activities. Cash provided by financing activities was $83.3 million for the three months ended January 31, 2023, which included $86.4 million of net borrowings of long-term debt, $2.7 million of dividends paid to our shareholders, and $0.6 million of payroll tax paid to settle shares forfeited upon vesting of stock.
Liquidity Requirements
Historically, our strategy for deploying cash has been to invest in organic growth opportunities, develop our infrastructure, and explore strategic acquisitions. Other uses of cash include paying cash dividends to our shareholders and repurchasing our common stock. During the three months ended January 31, 2023 and 2022, we repatriated $4.3 million and $1.2 million, respectively, of foreign earnings from our foreign locations. We maintain cash balances in foreign countries which total $12.9 million as of January 31, 2023.
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
For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended October 31, 2022. Our critical accounting policies and estimates have not changed materially during the three months ended January 31, 2023.

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
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standards setting bodies that we adopt as of the specified effective date. We did not adopt any new accounting pronouncements during the three months ended January 31, 2023. As of January 31, 2023, we believe the impact of any recently issued standards that are not yet effective are either not applicable to us at this time or will not have a material impact on our condensed consolidated financial statements upon adoption.

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
Interest Rate Risk
Our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Based upon the balances of the variable rate debt at January 31, 2023, a hypothetical 1.0% increase or decrease in interest rates could result in approximately $1.0 million of additional pretax charges or credit to our net income per year. This sensitivity is impacted by the amount of borrowings under our credit facilities, and amounts outstanding under finance leases.
Foreign Currency Rate Risk
Our international operations have exposure to foreign currency rate risks, primarily due to fluctuations in the Euro, the British Pound Sterling and the Canadian Dollar. From time to time, we enter into foreign exchange contracts associated with our operations to manage a portion of the foreign currency rate risk. There were no corresponding foreign currency derivatives as of January 31, 2023 or October 31, 2022. These foreign currency derivative contracts hedge cross-border intercompany and commercial activity for our insulating glass spacer business. Although these derivatives hedge our exposure to fluctuations in foreign currency rates, we do not apply hedge accounting and therefore, the change in the fair value of these foreign currency derivatives is recorded directly to other income and expense in the accompanying condensed consolidated statements of income. To the extent the gain or loss on the derivative instrument offsets the gain or loss from the re-measurement of the underlying foreign currency balance, changes in exchange rates should have no effect.
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
We have begun implementing additional programs for other raw materials to facilitate more accurate pricing and reduce our exposure to changing material costs when necessary, however these are also subject to timing lags. While we maintain surcharges and other adjusters to manage our exposure to changes in the prices of our critical raw materials, we use several commodities in our business that are not covered by contractual surcharges or adjusters for which pricing can fluctuate, including PVC compound micro ingredients, silicone and other inputs. Further discussion of our industry risks is included within our Annual Report on Form 10-K for the fiscal year ended October 31, 2022.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (1934 Act) as of January 31, 2023. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2023, the disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no changes in internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, except with regard to the internal controls of LMI which were acquired by us on November 1, 2022. Prior to the acquisition, LMI was a privately-held company incorporated in the United States, reporting financial results pursuant to accounting principles generally accepted in the United States. Therefore, LMI was not previously required to comply with the Sarbanes-Oxley Act of 2002. Management is currently evaluating internal control procedures and implementing changes in internal control over financial reporting with regard to LMI in order to fully comply with the requirements of the Sarbanes-Oxley Act of 2002 as of October 31, 2023.

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

QUANEX BUILDING PRODUCTS CORPORATION

Date:	March 10, 2023	/s/ Scott M. Zuehlke
Scott M. Zuehlke
Senior Vice President - Chief Financial Officer & Treasurer (Principal Financial Officer)

EXHIBIT INDEX
Exhibit Number	Description of Exhibits

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

4.1
Form of Registrant’s Common Stock certificate, filed as Exhibit 4.1 of Amendment No. 1 to the Registrant’s Registration Statement on Form 10-Q (Reg. No. 001-33913) as filed with the Securities and Exchange Commission on February 14, 2008, and incorporated herein by reference.

4.2
Second Amended and Restated Credit Agreement dated as of July 6, 2022, by and among the Company; the lenders party thereto; and Wells Fargo Bank, National Association, as Agent; filed as Exhibit 10.1 of the Registrant's Current Report on Form 8-K (Reg. No. 001-33913) as filed with the Securities and Exchange Commission on July 6, 2022, and incorporated herein by reference.

4.3
Asset Purchase Agreement, dated November 1, 2022, among Quanex IG Systems, Inc., LMI Custom Mixing, LLC, Lauren International, Ltd. and Meteor-US-Beteiligungs GMBH, as filed as Exhibit 2.1 of the Registrant's Current Report on Form 8-K (Reg. No. 001-33913) as filed with the Securities and Exchange Commission on November 1, 2022, and incorporated herein by reference.

4.4
 First Amendment to the Amended and Completely Restated Lease Agreement by and among Quanex IG Systems, Inc. and Lauren Real Estate Holding LLC, dated November 1, 2022 as filed as Exhibit 10.1 of the Registrant's Current Report on Form 8-K (Reg. No. 001-33913) as filed with the Securities and Exchange Commission on November 1, 2022, and incorporated herein by reference.

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