Form 10-Q
period 2023-04-30
Quanex Building Products CORP
filed 2023-06-02
CIK 1423221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________
FORM 10-Q
 ________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
The number of shares outstanding of the registrant's Common Stock as of May 25, 2023 was 32,952,532.

QUANEX BUILDING PRODUCTS CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 30, 2023	October 31, 2022
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$43,496	$55,093
Accounts receivable, net of allowance for credit losses of $398 and $289	94,038	96,018
Inventories, net	114,015	120,890
Prepaid and other current assets	12,210	8,664
Total current assets	263,759	280,665
Property, plant and equipment, net of accumulated depreciation of $364,437 and $348,528	242,521	180,400
Operating lease right-of-use assets	45,725	56,000
Goodwill	185,224	137,855
Intangible assets, net	80,981	65,035
Other assets	3,902	4,662
Total assets	$822,112	$724,617
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$64,477	$77,907
Accrued liabilities	44,655	52,114
Income taxes payable	—	1,049
Current maturities of long-term debt	2,113	1,046
Current operating lease liabilities	7,403	7,727
Total current liabilities	118,648	139,843
Long-term debt	132,150	29,628
Noncurrent operating lease liabilities	39,215	49,286
Deferred pension benefits	—	3,917
Deferred income taxes	23,396	22,277
Other liabilities	15,976	14,831
Total liabilities	329,385	259,782
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, shares authorized 1,000,000; issued and outstanding - none	—	—
Common stock, $0.01 par value, shares authorized 125,000,000; issued 37,187,058 and 37,211,056, respectively; outstanding 32,962,632 and 33,129,250, respectively	372	372
Additional paid-in-capital	250,427	251,947
Retained earnings	355,557	337,456
Accumulated other comprehensive loss	(34,968)	(49,422)
Less: Treasury stock at cost, 4,224,426 and 4,081,806 shares, respectively	(78,661)	(75,518)
Total stockholders’ equity	492,727	464,835
Total liabilities and stockholders' equity	$822,112	$724,617

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2023	2022	2023	2022
	(In thousands, except per share amounts)
Net sales	$273,535	$322,893	$535,451	$589,933
Cost and expenses:
Cost of sales (excluding depreciation and amortization)	206,372	249,651	416,521	461,485
Selling, general and administrative	27,371	28,129	64,115	58,952
Depreciation and amortization	10,456	10,563	21,076	20,820
Operating income	29,336	34,550	33,739	48,676
Non-operating (expense) income:
Interest expense	(2,244)	(602)	(4,503)	(1,125)
Other, net	(29)	453	189	507
Income before income taxes	27,063	34,401	29,425	48,058
Income tax expense	(5,551)	(7,879)	(6,004)	(10,297)
Net income	$21,512	$26,522	$23,421	$37,761

Basic earnings per common share	$0.65	$0.80	$0.71	$1.14

Diluted earnings per common share	$0.65	$0.80	$0.71	$1.13

Weighted-average common shares outstanding:
Basic	32,858	33,157	32,905	33,140
Diluted	33,017	33,291	33,070	33,292

Cash dividends per share	$0.08	$0.08	$0.16	$0.16

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2023	2022	2023	2022
	(In thousands)
Net income	21,512	26,522	$23,421	$37,761
Other comprehensive income (loss):
Foreign currency translation gain (loss)	3,082	(11,268)	14,454	(14,427)
Other comprehensive income (loss)	3,082	(11,268)	14,454	(14,427)
Comprehensive income	$24,594	$15,254	$37,875	$23,334

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	April 30,
	2023	2022
	(In thousands)
Operating activities:
Net income	$23,421	$37,761
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Depreciation and amortization	21,076	20,820
Stock-based compensation	1,398	1,124
Deferred income tax	97	583
Other, net	982	1,534
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	11,564	(13,008)
Decrease (increase) in inventory	14,799	(39,771)
Increase in other current assets	(1,746)	(3,541)
(Decrease) increase in accounts payable	(19,825)	7,381
Decrease in accrued liabilities	(14,407)	(15,984)
(Decrease) increase in income taxes payable	(1,754)	1,679
Increase (decrease) in deferred pension benefits	17	(159)
Increase in other long-term liabilities	1,808	443
Other, net	1,030	(743)
Cash provided by (used for) operating activities	38,460	(1,881)
Investing activities:
Business acquisition	(91,302)	—
Capital expenditures	(15,074)	(13,785)
Proceeds from disposition of capital assets	101	36
Cash used for investing activities	(106,275)	(13,749)
Financing activities:
Borrowings under credit facilities	102,000	70,500
Repayments of credit facility borrowings	(35,000)	(45,500)
Repayments of other long-term debt	(1,306)	(432)
Common stock dividends paid	(5,320)	(5,258)
Issuance of common stock	99	173
Payroll tax paid to settle shares forfeited upon vesting of stock	(567)	(1,412)
Purchase of treasury stock	(5,593)	(1,569)
Cash provided by financing activities	54,313	16,502
Effect of exchange rate changes on cash and cash equivalents	1,905	(2,033)
Decrease in cash and cash equivalents	(11,597)	(1,161)
Cash and cash equivalents at beginning of period	55,093	40,061
Cash and cash equivalents at end of period	$43,496	$38,900

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

Six Months Ended April 30, 2023	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	(In thousands, no per share amounts shown except in verbiage)
Balance at October 31, 2022	$372	$251,947	$337,456	$(49,422)	$(75,518)	$464,835
Net income	—	—	1,909	—	—	1,909
Foreign currency translation adjustment	—	—	—	11,372	—	11,372
Common dividends ($0.08 per share)	—	—	(2,661)	—	—	(2,661)
Stock-based compensation activity:
Expense related to stock-based compensation	—	679	—	—	—	679
Stock options exercised	—	6	—	—	93	99
Restricted stock awards granted	—	(1,752)	—	—	1,752	—
Performance restricted stock units vested	—	(605)	—	—	605	—
Other	—	(545)	—	—	—	(545)
Balance at January 31, 2023	$372	$249,730	$336,704	$(38,050)	$(73,068)	$475,688
Net income	—	—	21,512	—	—	21,512
Foreign currency translation adjustment	—	—	—	3,082	—	3,082
Common dividends ($0.08 per share)	—	—	(2,659)	—	—	(2,659)
Purchase of treasury stock	—	—	—	—	(5,593)	(5,593)
Stock-based compensation activity:
Expense related to stock-based compensation	—	719	—	—	—	719
Other	—	(22)	—	—	—	(22)
Balance at April 30, 2023	$372	$250,427	$355,557	$(34,968)	$(78,661)	$492,727

Six Months Ended April 30, 2022	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	(In thousands, no per share amounts shown except in verbiage)
Balance at October 31, 2021	$373	$254,162	$259,718	$(21,770)	$(72,701)	$419,782
Net income	—	—	11,239	—	—	11,239
Foreign currency translation adjustment	—	—	—	(3,159)	—	(3,159)
Common dividends ($0.08 per share)	—	—	(2,587)	—	—	(2,587)
Stock-based compensation activity:
Expense related to stock-based compensation	—	552	—	—	—	552
Stock options exercised	—	5	—	—	50	55
Restricted stock awards granted	—	(1,534)	—	—	1,534	—
Performance restricted stock units vested	—	(1,598)	—	—	1,598	—
Other	—	(1,383)	—	—	—	(1,383)
Balance at January 31, 2022	$373	$250,204	$268,370	$(24,929)	$(69,519)	$424,499
Net income	—	—	26,522	—	—	26,522
Foreign currency translation adjustment	—	—	—	(11,268)	—	(11,268)
Common dividends ($0.08 per share)	—	—	(2,671)	—	—	(2,671)
Purchase of treasury stock	—	—	—	—	(1,569)	(1,569)
Stock-based compensation activity:
Expense related to stock-based compensation	—	572	—	—	—	572
Stock options exercised	—	9	—	—	109	118
Other	—	(29)	—	—	—	(29)
Balance at April 30, 2022	$373	$250,756	$292,221	$(36,197)	$(70,979)	$436,174

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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes our product sales for the three and six months ended April 30, 2023 and 2022 into groupings by segment which we believe depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors. For further details regarding our results by segment, refer to Note 13, “Segment Information”.

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2023	2022	2023	2022
	(In thousands)
North American Fenestration:
United States - fenestration	$120,756	$156,843	$241,523	$285,210
International - fenestration	8,350	11,094	13,477	20,230
United States - non-fenestration	24,334	7,077	47,400	13,793
International - non-fenestration	3,535	2,894	7,555	5,306
	$156,975	$177,908	$309,955	$324,539
European Fenestration:
International - fenestration	$47,903	$54,863	$90,257	$99,484
International - non-fenestration	15,860	18,564	28,458	32,857
	$63,763	$73,427	$118,715	$132,341
North American Cabinet Components:
United States - fenestration	$4,219	$4,666	$8,127	$8,431
United States - non-fenestration	48,526	67,383	98,575	125,150
International - non-fenestration	773	829	1,490	1,650
	$53,518	$72,878	$108,192	$135,231
Unallocated Corporate & Other
Eliminations	$(721)	$(1,320)	$(1,411)	$(2,178)
	$(721)	$(1,320)	$(1,411)	$(2,178)
Net sales	$273,535	$322,893	$535,451	$589,933
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
Related Parties
Net sales include transactions with a customer which is a related party with one of our non-employee directors for the six months ended April 30, 2023 of approximately $0.6 million and $1.1 million for the comparable prior year period. We performed a review of these transactions, of which no single transaction or series of related transactions exceeded $120,000 in amount, and determined that these transactions were enacted independently of each other. We are not aware of any other related party transactions with any of our current non-employee directors or officers outside of their normal business functions or expected contractual duties.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Acquisition
On November 1, 2022, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with LMI Custom Mixing, LLC (“LMI”) and the equity owners of LMI, Lauren International, Ltd. and Meteor-US-Beteiligungs GMBH. Under the Purchase Agreement, we acquired substantially all of the operating assets comprising LMI’s polymer mixing and rubber compound production business (collectively, the “Purchased Assets”) and also agreed to assume certain liabilities relating to the Purchased Assets (collectively, the “Acquisition”). As consideration for the Purchased Assets, we paid $91.3 million in cash utilizing funds borrowed under our Credit Facility. Subsequent to the Acquisition, we had approximately $215 million available for use under the Credit Facility. For the three and six months ended April 30, 2023, our consolidated operating results included net sales of $17.8 million and $34.2 million, respectively, and operating income of $1.4 million and $3.4 million, respectively, associated with LMI. In connection with the Acquisition, we amended our existing finance lease with Lauren Real Estate Holding LLC for the purpose of adding an additional lease renewal option and increasing rental space by approximately 60,000 square feet of rental space which was added to the 313,595 square feet of rentable area located in Cambridge, Ohio.
As of April 30, 2023, we are still determining the purchase price allocation for LMI. A preliminary purchase price allocation of the fair value of the assets acquired and liabilities assumed is included in the table below. These estimates are subject to change and will likely result in an increase or decrease in goodwill, particularly with regard to third-party valuations and our estimates of fixed assets, intangible assets, and inventory, during the measurement period, which may extend up to one year from the acquisition date. During the three months ended April 30, 2023, we reduced both the opening balance of goodwill and consideration paid by $0.7 million due to the settlement of the post-closing working capital adjustment with LMI.

As of Date of Opening Balance Sheet
(In thousands)
Net assets acquired:
Accounts receivable	$7,012
Inventories, net	5,684
Other assets	790
Property, plant and equipment, net	35,887
Goodwill	41,393
Intangible assets, net	19,500
Accounts payable	(4,736)
Accrued liabilities	(507)
Long-term debt (finance leases)	(13,721)
Net assets acquired	$91,302
Consideration:
Cash, net of cash and cash equivalents acquired	$91,302
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
Pro Forma Results
We calculated the pro forma impact of the LMI acquisitions and the associated debt financing on our operating results for the three months ended April 30, 2022. The following pro forma results give effect to these acquisitions, assuming the transactions occurred on November 1, 2021.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Pro Forma Results
	For the Three Months Ended	For the Six Months Ended
	April 30, 2022	April 30, 2022
	(In thousands, except per share amounts)
Net sales	$339,514	$621,872
Net income	$27,884	$40,603
Basic earnings per share	$0.84	$1.23
Diluted earnings per share	$0.84	$1.22
We derived the pro forma results for the LMI acquisition based on historical financial information obtained from the sellers and certain management assumptions. Our pro forma adjustments relate to the elimination of LMI intercompany sales to our North American Fenestration reportable segment and related cost of sales, incremental depreciation and amortization expense associated with property, plant and equipment and intangible assets to affect the transactions, assuming a November 1, 2021 effective date. In addition, we calculated the tax impact of these adjustments at a 25% effective tax rate.
3. Inventories
Inventories consisted of the following at April 30, 2023 and October 31, 2022 (in thousands):

	April 30, 2023	October 31, 2022
Raw materials	$63,681	$68,455
Finished goods and work in process	51,401	54,013
Supplies and other	1,727	1,551
Total	116,809	124,019
Less: Inventory reserves	2,794	3,129
Inventories, net	$114,015	$120,890
Fixed costs related to excess manufacturing capacity, if any, have been expensed in the period they were incurred and, therefore, are not capitalized into inventory.
4. Leases
We recognize a right-of-use (ROU) asset and lease liability for each operating and finance lease with a contractual term greater than 12 months at the time of lease inception. We include ROU assets and lease liabilities for leases that exist within other contracts. Leases with an original term of 12 months or less are not recognized on the balance sheet, and the rent expense related to those short-term leases is recognized over the lease term. We do not account for lease and non-lease (e.g., common area maintenance) components of contracts separately for any underlying asset class.
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
The table below presents the lease-related assets and liabilities recorded on the balance sheet at April 30, 2023 and October 31, 2022 (in thousands):

Leases	Classification	April 30, 2023	October 31, 2022
Assets
Operating lease assets	Operating lease right-of-use assets	$45,725	$56,000
Finance lease assets	Property, plant and equipment (less accumulated depreciation of $5,236 and $3,726)	58,013	22,003
Total lease assets		$103,738	$78,003

Liabilities
Current
Operating	Current operating lease liabilities	$7,403	$7,727
Finance	Current maturities of long-term debt	2,409	1,336
Noncurrent
Operating	Noncurrent operating lease liabilities	39,215	49,286
Finance	Long-term debt	53,187	17,816
Total lease liabilities		$102,214	$76,165
The table below presents the components of lease costs for the three and six months ended April 30, 2023 and 2022 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2023	2022	2023	2022
Operating lease cost	$2,239	$2,537	$4,408	$5,074
Finance lease cost
Amortization of leased assets	815	294	1,614	592
Interest on lease liabilities	602	128	1,202	261
Variable lease costs	467	257	790	480
Total lease cost	$4,123	$3,216	$8,014	$6,407

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The table below presents supplemental cash flow information related to leases for the six months ended April 30, 2023 and 2022 was as follows (in thousands):

	Six Months Ended
	April 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Finance leases - financing cash flows	$1,145	$553
Finance leases - operating cash flows	$1,202	$261
Operating leases - operating cash flows	$4,513	$5,082

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$2,169	$933
Finance leases	$25,206	$167
The table below presents the weighted-average remaining lease terms and weighted-average discount rates for the Company's leases as of April 30, 2023 and October 31, 2022:

	April 30, 2023	October 31, 2022
Weighted-average remaining lease term (in years)
Operating leases	11.0	10.8
Financing leases	19.3	13.7

Weighted-average discount rate
Operating leases	3.92%	3.84%
Financing leases	4.48%	3.78%
The table below presents the maturity of the lease liabilities as of April 30, 2023 (in thousands):

	Operating Leases	Finance Leases
2023 (remaining six months)	$4,626	$2,403
2024	8,452	4,793
2025	6,649	4,731
2026	5,294	4,614
2027	4,527	4,493
Thereafter	29,472	62,787
Total lease payments	59,020	83,821
Less: present value discount	12,402	28,225
Total lease liabilities	$46,618	$55,596

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Goodwill and Intangible Assets
Goodwill
The change in the carrying amount of goodwill for the six months ended April 30, 2023 was as follows (in thousands):

Six Months Ended
April 30, 2023
Beginning balance as of November 1, 2022	$137,855
LMI acquisition	41,393
Foreign currency translation adjustment	5,976
Balance as of the end of the period	$185,224
At our last annual test date, August 31, 2022, we evaluated the recoverability of goodwill at each of our five reporting units with goodwill balances and determined that our goodwill was not impaired. An additional reporting unit was acquired during the six months ended April 30, 2023. We evaluated for indicators of impairment for all reporting units during the three and six months ended April 30, 2023 and determined that there were no triggering events. For additional discussion of change in reporting units and a summary of the change in the carrying amount of goodwill by segment, see Note 12, “Segment Information.”
Identifiable Intangible Assets
Amortizable intangible assets consisted of the following as of April 30, 2023 and October 31, 2022 (in thousands):

	April 30, 2023		October 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$158,850	$94,866	$139,607	$88,646
Trademarks and trade names	55,899	42,099	54,389	40,610
Patents and other technology	25,148	21,951	22,390	22,095
Total	$239,897	$158,916	$216,386	$151,351
In connection to the LMI Acquisition, we added gross carrying intangibles of $16.0 million of customer relationships, $3.0 million of other technology and $0.5 million of trade names. We had aggregate amortization expense related to intangible assets for the three and six months ended April 30, 2023 of $3.0 million and $6.1 million, respectively, $3.0 million and $6.0 million for the comparable prior year periods.
Estimated remaining amortization expense, assuming current intangible balances and no new acquisitions, for future fiscal years as of April 30, 2023 (in thousands):

Estimated Amortization Expense
2023 (remaining six months)	$5,981
2024	11,367
2025	10,139
2026	10,064
2027	10,065
Thereafter	33,365
Total	$80,981

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Debt and Finance Lease Obligations
Long-term debt consisted of the following at April 30, 2023 and October 31, 2022 (in thousands):

	April 30, 2023	October 31, 2022
Revolving Credit Facility	$80,000	$13,000
Finance lease obligations and other	55,626	19,202
Unamortized deferred financing fees	(1,363)	(1,528)
Total debt	$134,263	$30,674
Less: Current maturities of long-term debt	2,113	1,046
Long-term debt	$132,150	$29,628
Revolving Credit Facility
On July 6, 2022, we entered into our Second Amended and Restated Credit Agreement (the “Credit Facility”) with Wells Fargo Securities, LLC, as Agent, Swingline Lender and Issuing Lender, and BofA Securities, Inc. serving as Syndication Agent. We capitalized $1.2 million of deferred financing fees related to the Credit Facility. This $325.0 million revolving credit facility has a five-year term, maturing on July 6, 2027, and replaces our previous credit facility. Our previous credit facility is more fully described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022.
Interest payments for the Credit Facility are calculated, at our election and depending upon the Consolidated Net Leverage Ratio, at a Base Rate (as defined within the Credit Facility) plus an applicable margin or at the same rate as Risk-Free Rate (“RFR”) Loans for domestic borrowings or Eurocurrency Rate Loans plus an applicable margin. In addition, we are subject to commitment fees for the unused portion of the Credit Facility.
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
As of April 30, 2023, we had $80.0 million of borrowings outstanding under the Credit Facility (reduced by unamortized debt issuance costs of $1.4 million), $5.1 million of outstanding letters of credit and $55.6 million outstanding primarily under finance leases and other debt. We had $239.9 million available for use under the Credit Facility at April 30, 2023. Outstanding

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
borrowings under the Credit Facility accrue interest at 6.33% per annum. Our weighted-average borrowing rate for borrowings outstanding during the six months ended April 30, 2023 and 2022 was 5.71% and 1.48%, respectively. We were in compliance with our debt covenants as of April 30, 2023.
7. Retirement Plans
Pension Plan
Our non-contributory, single employer defined benefit pension plan covers certain of our employees in the U.S. The net periodic pension cost for this plan for the three and six months ended April 30, 2023 and 2022 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2023	2022	2023	2022
Service cost	$96	$214	$192	$430
Interest cost	389	201	779	403
Expected return on plan assets	(367)	(497)	(733)	(995)
Amortization of net loss	11	2	21	3
Net periodic pension benefit	$129	$(80)	$259	$(159)
During the six months ended April 30, 2022, we made no contributions to fund our plan. During fiscal 2023, we do not expect to need to make a contribution to the pension plan to maintain targeted funding levels and meet minimum contribution requirements. During the year ended October 31, 2022, we notified participants that our pension plan will be terminated effective November 1, 2022, with final settlement expected to occur in the next twelve months, depending upon the timing of I.R.S. approvals. During the three months ended January 31, 2023, we reclassified the pension obligation of $3.9 million from long-term liabilities under the caption “Deferred pension benefits” to current liabilities under the caption “Accrued liabilities” in the accompanying condensed consolidated balance sheets.
Other Plans
We also have a supplemental benefit plan covering certain executive officers and key employees and a non-qualified deferred compensation plan covering members of the Board of Directors and certain key employees. As of April 30, 2023 and October 31, 2022, our liability under the supplemental benefit plan was approximately $2.0 million and $1.9 million, respectively. As of April 30, 2023 and October 31, 2022, the liability associated with the deferred compensation plan was approximately $3.4 million and $3.3 million, respectively. We record the current portion of liabilities associated with these plans under the caption “Accrued liabilities,” and the long-term portion under the caption “Other liabilities” in the accompanying condensed consolidated balance sheets.
8. Income Taxes
To determine our income tax expense or benefit for interim periods, consistent with accounting standards, we apply the estimated annual effective income tax rate to year-to-date results, plus any applicable discrete items, which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statutes of limitations, tax benefits on equity compensation, and increase or decrease in valuation allowances on deferred tax assets. Our annual effective tax rates from continuing operations for the six months ended April 30, 2023 and 2022 were 19.74% and 25.20%, respectively. The difference between our effective income tax rate and the U.S. federal statutory rate of 21% principally results from discrete tax items, U.S. state tax, non-U.S. tax rate differential and other permanent differences. The primary discrete items affecting the 2023 effective rate was a benefit of $0.2 million related to the rate change on deferred taxes. The primary discrete items affecting the 2022 effective rate were the charge of $0.2 million related to the vesting or exercise of equity-based compensation awards and a benefit of $1.0 million for the true-up of our accruals and related deferred taxes from prior year filings.
As of April 30, 2023, our liability for uncertain tax positions (UTP) of $1.4 million relates to certain U.S. federal and state tax items regarding the interpretation of tax laws and regulations, including a minimal amount of interest and penalties. We include all interest and penalties related to uncertain tax benefits within our income tax provision account. To the extent interest and penalties are not assessed with respect to uncertain tax positions or the uncertainty of deductions in the future, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
As of April 30, 2023, we have an income tax receivable of $0.6 million included in current assets under the caption “Prepaid and other current assets” in the accompanying condensed consolidated balance sheets.
We evaluate the likelihood of realization of our deferred tax assets by considering both positive and negative evidence. We maintain a valuation allowance for certain state net operating losses which totaled $0.5 million as of April 30, 2023 and October 31, 2022, respectively.
On August 16, 2022 the Inflation Reduction Act of 2022 was signed into law. We are evaluating the regulations but do not believe they will result in a material impact to our consolidated financial statements.
9. Contingencies
Remediation and Environmental Compliance Costs
Under applicable state and federal laws, we may be responsible for, among other things, all or part of the costs required to remove or remediate wastes or hazardous substances at locations we, or our predecessors, have owned or operated. From time to time, we also have been alleged to be liable for all or part of the costs incurred to clean up third-party sites where there might have been an alleged improper disposal of hazardous substances. Currently, we are not involved in any such matters.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Carrying amounts reported on the balance sheet for cash, cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. Our outstanding debt is variable rate debt that re-prices frequently, thereby limiting our exposure to significant change in interest rate risk. As a result, the fair value of our debt instrument approximates carrying value at April 30, 2023, and October 31, 2022 (Level 2 measurement).
Our performance share awards are marked-to-market on a quarterly basis during a three-year vesting period based on market data (Level 2 measurement). For further information, refer to Note 11, “Stock-Based Compensation - Performance Share Awards.”
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
Restricted Stock Awards
Restricted stock awards are granted to key employees and officers annually, and typically cliff vest over a three-year period with service and continued employment as the only vesting criteria. The recipient of the restricted stock award is entitled to all of the rights of a shareholder, except that the award is nontransferable during the vesting period and quarterly dividends are not paid until the award vests. The fair value of the restricted stock award is established on the grant date and then expensed over the vesting period resulting in an increase in additional paid-in-capital. Shares are generally issued from treasury stock at the time of grant.
A summary of non-vested restricted stock awards activity during the six months ended April 30, 2023 is presented below:

	Restricted Stock Awards	Weighted-Average Grant Date Fair Value per Share
Non-vested at October 31, 2022	212,100	$20.86
Granted	94,700	23.49
Forfeited	—	—
Vested	(50,700)	18.72
Non-vested at April 30, 2023	256,100	$22.26
The total weighted-average grant-date fair value of restricted stock awards that vested during each of the six months ended April 30, 2023 and 2022 was $0.9 million and $1.2 million, respectively. As of April 30, 2023, total unrecognized

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
compensation cost related to unamortized restricted stock awards was $3.3 million. We expect to recognize this expense over the remaining weighted-average vesting period of 2.1 years.
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
The following table summarizes our stock option activity for the six months ended April 30, 2023:

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000s)
Outstanding at October 31, 2022	175,117	$19.39
Granted	—	—
Exercised	(5,000)	19.61
Forfeited/Expired	(4,000)	21.11
Outstanding at April 30, 2023	166,117	$19.34	2.6	$20
Vested at April 30, 2023	166,117	$19.34	2.6	$20
Exercisable at April 30, 2023	166,117	$19.34	2.6	$20
Intrinsic value is the amount by which the market price of the common stock on the date of exercise exceeds the exercise price of the stock option. The total intrinsic value of stock options exercised during the six months ended April 30, 2023 and 2022 was less than $0.1 million.
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
During the six months ended April 30, 2023 and 2022, non-employee directors received 38,704 and 36,669 restricted stock units, respectively, at a weighted-average grant date fair value of $20.67 per share and $22.52 per share, respectively, which vested immediately. During the six months ended April 30, 2023, 21,774 restricted stock units, which were awarded to key employees, vested. During the six months ended April 30, 2023, we paid $0.4 million and $1.0 million for the comparable prior year to settle vested restricted stock units.
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
During the six months ended April 30, 2023, 32,680 performance restricted stock units vested.
The performance restricted stock units are not considered outstanding shares, do not have voting rights, and are excluded from diluted weighted-average shares used to calculate earnings per share until the performance criteria is probable to result in the issuance of contingent shares. As of April 30, 2023, we have deemed 27,882 shares related to the December 2020 grant of performance restricted stock units as probable to vest.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes amounts expensed as selling, general and administrative expense related to restricted stock awards, stock options, restricted stock units, performance share awards and performance restricted stock units for the three and six months ended April 30, 2023 and 2022 (in thousands):

	Three Months Ended		Six Months Ended
	April 30, 2023		April 30, 2023
	2023	2022	2023	2022
Restricted stock awards	$464	$360	$902	$708
Restricted stock units	(1,062)	(278)	429	716
Performance share awards	703	316	3,342	1,656
Performance restricted stock units	255	212	496	416
Total compensation expense	$360	$610	$5,169	$3,496
Treasury Shares
We record treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Shares are generally issued from treasury stock at the time of grant of restricted stock awards, upon the exercise of stock options, and upon the vesting of performance shares and performance restricted stock units. On the subsequent issuance of treasury shares, we record proceeds in excess of cost as an increase in additional paid in capital. A deficiency of such proceeds relative to costs would be applied to reduce paid-in-capital associated with prior issuances to the extent available, with the remainder recorded as a charge to retained earnings. There were no charges to retained earnings during the six months ended April 30, 2023.
The following table summarizes the treasury stock activity during the six months ended April 30, 2023:

Six Months Ended
April 30, 2023
Beginning Balance as of November 1, 2022	4,081,806
Restricted stock awards granted	(94,700)
Performance restricted stock units vested	(32,680)
Stock options exercised	(5,000)
Treasury stock repurchases	275,000
Balance at April 30, 2023	4,224,426
12. Segment Information
We present three reportable business segments (1) NA Fenestration, comprising four operating segments in 2023 (compared to three operating segments in 2022) primarily focused on the fenestration market in North America including vinyl profiles, insulating glass spacers, screens, custom compound mixing, and other fenestration components; (2) EU Fenestration, comprising our U.K.-based vinyl extrusion business, manufacturing vinyl profiles & conservatories, and the European insulating glass business manufacturing insulating glass spacers; and (3) NA Cabinet Components, comprising our cabinet door and components operations. The additional NA Fenestration operating segment in 2023 is related to the Acquisition of LMI, an advanced polymer solutions provider with a focus on advanced methods for mixing rubber compounds. For additional discussion of our Acquisition of LMI, see Note 2, “Acquisition.” Additionally, we maintain an Unallocated Corporate & Other which includes transaction expenses, stock-based compensation, long-term incentive awards based on the performance of our common stock and other factors, certain severance, legal, and other costs not deemed to be allocable to all segments, depreciation of corporate assets, interest expense, other, net, income taxes and inter-segment eliminations, and executive incentive compensation and medical expense fluctuations relative to planned costs as determined during the annual planning process. Other general and administrative costs associated with the corporate office are allocated to the reportable segments, based upon a relative measure of profitability in order to more accurately reflect each reportable business segment's administrative costs. We allocate corporate expenses to businesses acquired mid-year from the date of acquisition. The accounting policies of our operating segments are the same as those used to prepare the accompanying condensed consolidated financial statements. Corporate general and administrative expense allocated during the three and six month period ended April 30, 2023 was $6.1 million and $10.8 million, respectively, and $5.5 million and $11.3 million for the comparable prior year periods.

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
Segment information for the three and six months ended April 30, 2023 and 2022, and total assets as of April 30, 2023 and October 31, 2022 are summarized in the following table (in thousands):

	NA Fenestration	EU Fenestration	NA Cabinet Comp.	Unallocated Corp. & Other	Total
Three Months Ended April 30, 2023
Net sales	$156,975	$63,763	$53,518	$(721)	$273,535
Depreciation and amortization	5,050	2,353	2,970	83	10,456
Operating income	15,295	12,506	846	689	29,336
Capital expenditures	4,859	1,100	1,481	52	7,492
Three Months Ended April 30, 2022
Net sales	$177,908	$73,427	$72,878	$(1,320)	$322,893
Depreciation and amortization	4,038	2,522	3,917	86	10,563
Operating income (loss)	22,221	12,596	568	(835)	34,550
Capital expenditures	3,632	1,252	1,499	32	6,415
Six Months Ended April 30, 2023
Net sales	$309,955	$118,715	$108,192	$(1,411)	$535,451
Depreciation and amortization	10,295	4,701	5,904	176	21,076
Operating income (loss)	25,018	19,902	(343)	(10,838)	33,739
Capital expenditures	8,472	3,056	3,341	205	15,074
Six Months Ended April 30, 2022
Net sales	$324,539	$132,341	$135,231	$(2,178)	$589,933
Depreciation and amortization	8,177	5,091	7,380	172	20,820
Operating income (loss)	34,372	20,411	(885)	(5,222)	48,676
Capital expenditures	8,937	2,206	2,572	70	13,785
As of April 30, 2023
Total assets	$385,283	$238,604	$162,154	$36,071	$822,112
As of October 31, 2022
Total assets	$279,139	$223,729	$176,154	$45,595	$724,617
The following table summarizes the change in the carrying amount of goodwill by reportable business segment for the six months ended April 30, 2023 (in thousands):

	NA Fenestration	EU Fenestration	NA Cabinet Comp.	Unallocated Corp. & Other	Total
Balance as of October 31, 2022	$38,712	$59,996	$39,147	$—	$137,855
LMI acquisition	41,393	—	—	—	41,393
Foreign currency translation adjustment	—	5,976	—	—	5,976
Balance as of April 30, 2023	$80,105	$65,972	$39,147	$—	$185,224
For further details of Goodwill, see Note 5, “Goodwill & Intangible Assets,” located herewith.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
We did not allocate non-operating loss or income tax benefit to the reportable segments. The following table reconciles operating income as reported above to net income for the three and six months ended April 30, 2023 and 2022 (in thousands):

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2023	2022	2023	2022
Operating income	$29,336	$34,550	$33,739	$48,676
Interest expense	(2,244)	(602)	(4,503)	(1,125)
Other, net	(29)	453	189	507
Income tax expense	(5,551)	(7,879)	(6,004)	(10,297)
Net income	$21,512	$26,522	$23,421	$37,761

13. Earnings Per Share
We compute basic earnings per share by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per common and potential common shares include the weighted-average of additional shares associated with the incremental effect of dilutive employee stock options, non-vested restricted stock as determined using the treasury stock method prescribed by U.S. GAAP and contingent shares associated with performance share awards, if dilutive.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Basic and diluted earnings per share for the three and six months ended April 30, 2023 and 2022 were calculated as follows (in thousands, except per share data):

	Net Income	Weighted-Average Shares	Per Share
Three Months Ended April 30, 2023
Basic earnings per common share	$21,512	32,858	$0.65
Effect of dilutive securities:
Stock options	—	25	—
Restricted stock awards	—	106	—
Performance restricted stock units	—	28	—
Diluted earnings per common share	$21,512	33,017	$0.65
Three Months Ended April 30, 2022
Basic earnings per common share	$26,522	33,157	$0.80
Effect of dilutive securities:
Stock options	—	24	—
Restricted stock awards	—	82	—
Performance restricted stock units	—	28	—
Diluted earnings per common share	$26,522	33,291	$0.80
Six Months Ended April 30, 2023
Basic earnings per common share	$23,421	32,905	$0.71
Effect of dilutive securities:
Stock options	—	28	—
Restricted stock awards	—	109	—
Performance restricted stock units	—	28	—
Diluted earnings per common share	$23,421	33,070	$0.71
Six Months Ended April 30, 2022
Basic earnings per common share	$37,761	33,140	$1.14
Effect of dilutive securities:
Stock options	—	29	—
Restricted stock awards	—	95	—
Performance restricted stock units	—	28	—
Diluted earnings per common share	$37,761	33,292	$1.13
We do not include equity instruments in our calculation of diluted earnings per share if those instruments would be anti-dilutive. Such dilution is dependent on the excess of the market price of our stock over the exercise price and other components of the treasury stock method. There were no anti-dilutive instruments for the three and six months ended April 30, 2023 and 2022.
14. New Accounting Guidance
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standards setting bodies that we adopt as of the specified effective date. We did not adopt any new accounting pronouncements during the three and six months ended April 30, 2023. As of April 30, 2023, we believe the impact of any recently issued standards that are not yet effective are either not applicable to us at this time or will not have a material impact on our condensed consolidated financial statements upon adoption.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes as of April 30, 2023, and for the three and six months ended April 30, 2023 and 2022, included elsewhere herein. For additional information pertaining to our business, including risk factors which should be considered before investing in our common stock, refer to our Annual Report on Form 10-K for the fiscal year ended October 31, 2022.
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
Recent Transactions and Events
On November 1, 2022, we entered into an Asset Purchase Agreement with LMI and the equity owners of LMI, Lauren International, Ltd. and Meteor-US-Beteiligungs GMBH. Under the Purchase Agreement, we acquired substantially all of the operating assets comprising LMI’s polymer mixing and rubber compound production business and also agreed to assume certain liabilities relating to the Acquisition. As consideration for the Purchased Assets, we paid $91.3 million in cash utilizing funds borrowed under our Credit Facility. In connection with the Acquisition, we amended our existing finance lease with Lauren Real Estate Holding LLC for the purpose of adding an additional lease renewal option and increasing rental space by approximately 60,000 square feet of rental space which was added to the 313,595 square feet of rentable area located in Cambridge, Ohio.
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
The war in Ukraine and the impact on the global economy including inflation and the price of raw materials, supply chain disruptions, and the volatility in interest rates including home mortgage rates are unpredictable and there may be developments outside our control requiring us to adjust our operating plan.
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
In May 2023, the NAHB forecasted calendar-year housing starts to be 1.3 million in the 2023 and 2024 calendar-years and 1.5 million in 2025. In May 2023, the Ducker forecast indicated that total window shipments are expected to decrease 5.9% in calendar-year 2023 and 2.8% in 2024.
Several commodities in our business are subject to pricing fluctuations, including polyvinyl resin (PVC), titanium dioxide (TiO2), petroleum products, aluminum and wood. For the majority of our customers and critical suppliers, we have price adjusters in place which effectively share the impact of pass-through price changes for our primary commodities with our customers commensurate with the market at large. Our long-term exposure to these price fluctuations is somewhat mitigated due to the contractual component of the adjuster programs. However, these adjusters are not in place with all customers and for all commodities, and there is a level of exposure to such volatility due to the lag associated with the timing of price updates in accordance with our customer agreements, particularly with regard to hardwoods. In addition, some of these commodities are in high demand, particularly in Europe, which can affect the cost of the raw materials, a portion of which we may not be able to fully recover.
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

Results of Operations
Three Months Ended April 30, 2023 Compared to Three Months Ended April 30, 2022

	Three Months Ended April 30,
	2023	2022	Change $	% Variance
	(Dollars in thousands)
Net sales	$273,535	$322,893	$(49,358)	(15)%
Cost of sales (excluding depreciation and amortization)	206,372	249,651	(43,279)	17%
Selling, general and administrative	27,371	28,129	(758)	3%
Depreciation and amortization	10,456	10,563	(107)	1%
Operating income	29,336	34,550	(5,214)	(15)%
Interest expense	(2,244)	(602)	(1,642)	(273)%
Other, net	(29)	453	(482)	(106)%
Income tax expense	(5,551)	(7,879)	2,328	30%
Net income	$21,512	$26,522	$(5,010)	(19)%
Our period-over-period results by reportable segment follow.
Changes Related to Operating Income by Reportable Segment:
NA Fenestration

	Three Months Ended April 30,
	2023	2022	$ Change	% Variance
	(Dollars in thousands)
Net sales	$156,975	$177,908	$(20,933)	(12)%
Cost of sales (excluding depreciation and amortization)	122,472	137,571	(15,099)	11%
Selling, general and administrative	14,158	14,078	80	(1)%
Depreciation and amortization	5,050	4,038	1,012	(25)%
Operating income	$15,295	$22,221	$(6,926)	(31)%
Operating income margin	10%	12%
Net Sales. Net sales decreased $20.9 million, or 12%, for the three months ended April 30, 2023 compared to the same period in 2022, which was primarily driven by a $33.1 million decrease in volumes mainly due to softer market demand, a return to normal seasonality, customer destocking, and a decrease in price and raw material surcharges of $5.6 million, partially offset by a $17.8 million contribution from the addition of LMI in 2023.
Cost of Sales. The cost of sales decreased $15.1 million, or 11%, for the three months ended April 30, 2023 compared to the same period in 2022. Cost of sales, including labor, decreased primarily due to lower volumes and deflation of raw materials during the period partially offset by LMI’s cost of sales in 2023.
Selling, General and Administrative. Selling, general and administrative expenses increased $0.1 million, or 1%, for the three months ended April 30, 2023 compared to the same period in 2022, which was essentially flat year-over-year.
Depreciation and Amortization. Depreciation and amortization expense increased $1.0 million, or 25%, for the three months ended April 30, 2023 as compared to the same period in 2022, primarily due to the acquisition of LMI’s property, plant and equipment and intangible assets.

EU Fenestration

	Three Months Ended April 30,
	2023	2022	$ Change	% Variance
	(Dollars in thousands)
Net sales	$63,763	$73,427	$(9,664)	(13)%
Cost of sales (excluding depreciation and amortization)	40,452	49,708	(9,256)	19%
Selling, general and administrative	8,452	8,601	(149)	2%
Depreciation and amortization	2,353	2,522	(169)	7%
Operating income	$12,506	$12,596	$(90)	(1)%
Operating income margin	20%	17%
Net Sales. Net sales decreased $9.7 million, or 13%, for the three months ended April 30, 2023 compared to the same period in 2022, which was primarily driven by a $7.7 million decrease in volumes largely due to softer market demand, a return to normal seasonality, customer destocking, and $4.8 million of foreign currency rate change, partially offset by $2.8 million of base price increases.
Cost of Sales. The cost of sales decreased $9.3 million, or 19%, for the three months ended April 30, 2023 compared to the same period in 2022. Cost of sales decreased primarily due to lower volumes and foreign currency rate changes during the period partially offset by inflation of raw materials.
Selling, General and Administrative. Selling, general and administrative expense decreased $0.1 million, or 2%, for the three months ended April 30, 2023 compared to the same period in 2022. The decrease is primarily due to a decrease in professional fees, labor costs and foreign currency impacts year-over-year.
NA Cabinet Components

	Three Months Ended April 30,
	2023	2022	$ Change	Variance %
	(Dollars in thousands)
Net sales	$53,518	$72,878	$(19,360)	(27)%
Cost of sales (excluding depreciation and amortization)	43,731	63,175	(19,444)	31%
Selling, general and administrative	5,971	5,218	753	(14)%
Depreciation and amortization	2,970	3,917	(947)	24%
Operating income	$846	$568	$278	49%
Operating income margin	2%	1%
Net Sales. Net sales decreased $19.4 million, or 27%, for the three months ended April 30, 2023 compared to the same period in 2022, which was driven by an $18.1 million decrease in volumes due to softer market demand driven by weaker consumer confidence and a $1.3 million decrease in price and raw material indexes.
Cost of Sales. Cost of sales decreased $19.4 million, or 31%, for the three months ended April 30, 2023 compared to the same period in 2022. Cost of sales decreased primarily due to lower volumes during the period and lumber price deflation.
Selling, General and Administrative. Selling, general and administrative expense increased $0.8 million, or 14%, for the three months ended April 30, 2023 compared to the same period in 2022. The increase is primarily due to a loss on an asset caused by wind damage to a manufacturing facility and an increase in professional fees partially offset by a decrease in labor costs.
Depreciation and Amortization. Depreciation and amortization expense decreased $0.9 million, or 24%, for the three months ended April 30, 2023 as compared to the same period in 2022, reflecting the run-off of depreciation expense related to existing assets.

Unallocated Corporate & Other

	Three Months Ended April 30,
	2023	2022	$ Change	Variance %
	(Dollars in thousands)
Net sales	$(721)	$(1,320)	$599	45%
Cost of sales (excluding depreciation and amortization)	(283)	(803)	520	(65)%
Selling, general and administrative	(1,210)	232	(1,442)	622%
Depreciation and amortization	83	86	(3)	3%
Operating income (loss)	$689	$(835)	$1,524	183%
Net Sales. Net sales for Unallocated Corporate & Other represents the elimination of inter-segment sales for the three months ended April 30, 2023 and 2022.
Cost of Sales. Cost of sales for Unallocated Corporate & Other consists of the elimination of inter-segment sales, profit in inventory, and other costs.
Selling, General and Administrative. Selling, general and administrative expenses decreased $1.4 million, or 622%, for the three months ended April 30, 2023 compared to the same period in 2022. This decrease is primarily attributable to a decrease in medical expense claims and lower compensation expense including the valuations of our stock-based compensation awards during the three months ended April 30, 2023 as compared to the prior year period.
Changes related to Non-Operating Items:
Interest Expense. Interest expense increased $1.6 million for the three months ended April 30, 2023 compared to the same period in 2022 as a result of higher borrowings outstanding during the period and an increase in interest rates.
Income Taxes. We recorded income tax expense of $5.6 million on pre-tax income of $27.1 million for the three months ended April 30, 2023, an effective rate of 20.5%, and income tax expense of $7.9 million on pre-tax income of $34.4 million for the three months ended April 30, 2022, an effective rate of 22.9%. The decrease in income tax expense year-over-year was primarily driven by the decrease in pre-tax book income during the three months ended April 30, 2023, relative to the three months ended April 30, 2022.
Six Months Ended April 30, 2023 Compared to Six Months Ended April 30, 2022

	Six Months Ended April 30,
	2023	2022	Change $	% Variance
	(Dollars in thousands)
Net sales	$535,451	$589,933	$(54,482)	(9)%
Cost of sales (excluding depreciation and amortization)	416,521	461,485	(44,964)	10%
Selling, general and administrative	64,115	58,952	5,163	(9)%
Depreciation and amortization	21,076	20,820	256	(1)%
Operating income	33,739	48,676	(14,937)	(31)%
Interest expense	(4,503)	(1,125)	(3,378)	(300)%
Other, net	189	507	(318)	(63)%
Income tax expense	(6,004)	(10,297)	4,293	42%
Net income	$23,421	$37,761	$(14,340)	(38)%
Our period-over-period results by reportable segment follow.

Changes Related to Operating Income by Reportable Segment:
NA Fenestration

	Six Months Ended April 30,
	2023	2022	$ Change	% Variance
	(Dollars in thousands)
Net sales	$309,955	$324,539	$(14,584)	(4)%
Cost of sales (excluding depreciation and amortization)	247,189	253,535	(6,346)	3%
Selling, general and administrative	27,453	28,455	(1,002)	4%
Depreciation and amortization	10,295	8,177	2,118	(26)%
Operating income	$25,018	$34,372	$(9,354)	(27)%
Operating income margin	8%	11%
Net Sales. Net sales decreased $14.6 million, or 4%, for the six months ended April 30, 2023 compared to the same period in 2022, which was primarily driven by a $48.3 million decrease in volumes mainly due to softer market demand, a return to normal seasonality, customer destocking, and an decrease in price and raw material surcharges of $0.5 million, partially offset by a $34.2 million contribution from the addition of LMI in 2023.
Cost of Sales. The cost of sales decreased $6.3 million, or 3%, for the six months ended April 30, 2023 as compared to the same period in 2022. Cost of sales, including labor, decreased primarily due to lower volumes and deflation of raw materials during the period partially offset by LMI’s cost of sales in 2023.
Selling, General and Administrative. Selling, general and administrative expenses decreased $1.0 million, or 4%, for the six months ended April 30, 2023 as compared to the same period in 2022. This decrease was primarily due to a decrease in labor costs year-over-year.
Depreciation and Amortization. Depreciation and amortization expense increased $2.1 million, or 26%, for the six months ended April 30, 2023 as compared to the same period in 2022, primarily due to the acquisition of LMI’s property, plant and equipment and intangible assets.
EU Fenestration

	Six Months Ended April 30,
	2023	2022	$ Change	Variance %
	(Dollars in thousands)
Net sales	$118,715	$132,341	$(13,626)	(10)%
Cost of sales (excluding depreciation and amortization)	78,155	90,935	(12,780)	14%
Selling, general and administrative	15,957	15,904	53	—%
Depreciation and amortization	4,701	5,091	(390)	8%
Operating income	$19,902	$20,411	$(509)	(2)%
Operating income margin	17%	15%
Net Sales. Net sales decreased $13.6 million, or 10%, comparing the six months ended April 30, 2023 to the same period in 2022, which was primarily driven by a $12.0 million decrease in volumes largely due to softer market demand, a return to normal seasonality, customer destocking, and $10.8 million of foreign currency rate change, partially offset by $9.2 million of base price increases.
Cost of Sales. The cost of sales decreased $12.8 million, or 14%, for the six months ended April 30, 2023 compared to the same period in 2022. Cost of sales decreased primarily due to a decrease in volumes and foreign currency impacts partially offset by inflation of raw materials.
Selling, General and Administrative. Selling, general and administrative expense increased $0.1 million, for the six months ended April 30, 2023 compared to the same period in 2022, which was essentially flat year-over-year.

NA Cabinet Components

	Six Months Ended April 30,
	2023	2022	$ Change	Variance %
	(Dollars in thousands)
Net sales	$108,192	$135,231	$(27,039)	(20)%
Cost of sales (excluding depreciation and amortization)	91,787	118,248	(26,461)	22%
Selling, general and administrative	10,844	10,488	356	(3)%
Depreciation and amortization	5,904	7,380	(1,476)	20%
Operating loss	$(343)	$(885)	$542	61%
Operating loss margin	—%	(1)%
Net Sales. Net sales decreased $27.0 million, or 20%, for the six months ended April 30, 2023 compared to the same period in 2022, which was driven by a $29.1 million decrease in volumes due to softer market demand driven by weaker consumer confidence partially offset by a $2.1 million increase in price and raw material indexes.
Cost of Sales. Cost of sales decreased $26.5 million, or 22%, for the six months ended April 30, 2023 compared with the same period in 2022, primarily as a result of lower volumes year-over-year and lumber price deflation.
Selling, General and Administrative. Selling, general and administrative expense increased $0.4 million, or 3%, for the six months ended April 30, 2023 compared to the same period in 2022 primarily due to a loss on an asset caused by wind damage to a manufacturing facility and an increase in professional fees partially offset by a decrease in labor costs.
Depreciation and Amortization. Depreciation and amortization expense decreased $1.5 million, or 20%, for the six months ended April 30, 2023 as compared to the same period in 2022, reflecting the run-off of depreciation expense related to existing assets.
Unallocated Corporate & Other

	Six Months Ended April 30,
	2023	2022	$ Change	Variance %
	(Dollars in thousands)
Net sales	$(1,411)	$(2,178)	$767	35%
Cost of sales (excluding depreciation and amortization)	(610)	(1,233)	623	(51)%
Selling, general and administrative	9,861	4,105	5,756	(140)%
Depreciation and amortization	176	172	4	(2)%
Operating loss	$(10,838)	$(5,222)	$(5,616)	(108)%
Net Sales. Net sales for Unallocated Corporate & Other represents the elimination of inter-segment sales for the six months ended April 30, 2023 and 2022.
Cost of Sales. Cost of sales for Unallocated Corporate & Other consists of the elimination of inter-segment sales, profit in inventory, and other costs.
Selling, General and Administrative. Selling, general and administrative expenses increased $5.8 million, or 140%, for the six months ended April 30, 2023 compared to the same period in 2022. This increase is primarily attributable an increase in transaction fees and compensation expense including the valuations of our stock-based compensation awards, partially offset by a decrease related to medical expense claims during the six months ended April 30, 2023 as compared to the prior year period.
Changes related to Non-Operating Items:
Interest Expense. Interest expense increased $3.4 million for the six months ended April 30, 2023 compared to the same period in 2022 as a result of higher borrowings outstanding during the period and an increase in interest rates.
Income Taxes. We recorded income tax expense of $6.0 million on pre-tax income of $29.4 million for the six months ended April 30, 2023, an effective rate of 20.4%, and income tax expense of $10.3 million on a pre-tax income of $48.1 million for the six months ended April 30, 2022, an effective rate of 21.4%. The decrease in income tax expense year-over-year was primarily driven by the decrease in pre-tax book income during the six months ended April 30, 2023, relative to the six months ended April 30, 2022.

Liquidity and Capital Resources
Overview
Historically, our principal sources of funds have been cash on hand, cash flow from operations, and borrowings under our credit facilities.
We maintain a $325.0 million revolving credit facility (the Credit Facility) that matures in 2027 (5-year term) and requires interest payments calculated at a variable market rate depending upon our Consolidated Net Leverage Ratio. The applicable rate during the six months ended April 30, 2023 was RFR Rate + 1.25%. Our cost of capital could increase depending upon the Consolidated Net Leverage Ratio at the end of any given quarter. In addition to the Consolidated Net Leverage Ratio covenant, we are required to meet a Consolidated Interest Coverage Ratio covenant, and there are limitations on certain transactions including our ability to incur indebtedness, incur liens, dispose of material assets, acquire businesses, make restricted payments and pay dividends (limited to $25.0 million per year). We are amortizing deferred financing fees of $1.4 million straight-line over the remaining term of the facility. For further details of the Credit Facility, refer to Note 6, “Debt and Finance Lease Obligations” to the accompanying unaudited condensed consolidated financial statements contained elsewhere herein.
As of April 30, 2023, we had $43.5 million of cash and equivalents, $80.0 million outstanding under the Credit Facility, $5.1 million of outstanding letters of credit and $55.6 million outstanding under finance leases and other debt. Of the $55.6 million outstanding under finance leases and other debt, $53.1 million relates to real estate leases. We had $239.9 million available for use under the Credit Facility at April 30, 2023.
We repatriated $21.2 million and $4.1 million of foreign cash during the six months ended April 30, 2023 and 2022, respectively. We expect to repatriate excess cash moving forward and use the funds to retire debt or meet current working capital needs. In the U.K., we insure against a portion of our credit losses. We believe our business model, our current cash reserves and our strong balance sheet leave us well-positioned to manage our business and remain in compliance with our debt covenants.
Analysis of Cash Flow
The following table summarizes our cash flow results for the six months ended April 30, 2023 and 2022:

	Six Months Ended
	April 30,
	2023	2022
	(Dollars in thousands)
Cash provided by (used for) operating activities	$38,460	$(1,881)
Cash used for investing activities	$(106,275)	$(13,749)
Cash provided by financing activities	$54,313	$16,502
Operating Activities. Cash provided by operating activities increased $40.3 million for the six months ended April 30, 2023 compared to the six months ended April 30, 2022. The increase in operating cash flows is primarily due to favorable changes to working capital partially offset by lower net income year-over-year due to a decrease in customer demand. The favorable changes in working capital were largely driven by an increase in inventory value due to raw material price inflation and a decrease in accounts receivable partially offset by a decrease in accounts payable.
Investing Activities. Cash used for investing activities increased $92.5 million for the six months ended April 30, 2023 compared to the same period in 2022, primarily as a result of the Acquisition of LMI.
Financing Activities. Cash provided by financing activities was $54.3 million for the six months ended April 30, 2023, which included $65.7 million of net borrowings of long-term debt, $5.6 million related to the purchase of treasury stock $5.3 million of dividends paid to our shareholders, and $0.6 million of payroll tax paid to settle shares forfeited upon vesting of stock.
Liquidity Requirements
Historically, our strategy for deploying cash has been to invest in organic growth opportunities, develop our infrastructure, and explore strategic acquisitions. Other uses of cash include paying cash dividends to our shareholders and repurchasing our common stock. During the six months ended April 30, 2023 and 2022, we repatriated $21.2 million and $4.1 million, respectively, of foreign earnings from our foreign locations. We maintain cash balances in foreign countries which total $13.1 million as of April 30, 2023.

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
For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended October 31, 2022. Our critical accounting policies and estimates have not changed materially during the six months ended April 30, 2023.
New Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standards setting bodies that we adopt as of the specified effective date. We did not adopt any new accounting pronouncements during the three and six months ended April 30, 2023. As of April 30, 2023, we believe the impact of any recently issued standards that are not yet effective are either not applicable to us at this time or will not have a material impact on our condensed consolidated financial statements upon adoption.

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
Interest Rate Risk
Our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Based upon the balances of the variable rate debt at April 30, 2023, a hypothetical 1.0% increase or decrease in interest rates could result in approximately $0.8 million of additional pretax charges or credit to our net income per year. This sensitivity is impacted by the amount of borrowings under our credit facilities, and amounts outstanding under finance leases.
Foreign Currency Rate Risk
Our international operations have exposure to foreign currency rate risks, primarily due to fluctuations in the Euro, the British Pound Sterling and the Canadian Dollar. From time to time, we enter into foreign exchange contracts associated with our operations to manage a portion of the foreign currency rate risk. There were no corresponding foreign currency derivatives as of April 30, 2023 or October 31, 2022. These foreign currency derivative contracts hedge cross-border intercompany and commercial activity for our insulating glass spacer business. Although these derivatives hedge our exposure to fluctuations in foreign currency rates, we do not apply hedge accounting and therefore, the change in the fair value of these foreign currency derivatives is recorded directly to other income and expense in the accompanying condensed consolidated statements of income. To the extent the gain or loss on the derivative instrument offsets the gain or loss from the re-measurement of the underlying foreign currency balance, changes in exchange rates should have no effect.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (1934 Act) as of April 30, 2023. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2023, the disclosure controls and procedures are effective.
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

PART II. OTHER INFORMATION
Item 1A. Risk Factors
Company Risks

Bank failures or other events affecting financial institutions could adversely affect our liquidity and financial performance.

The recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures and banking industry instability could materially and adversely affect the Company’s liquidity, access to cash and credit, and the Company’s business, financial condition and results of operations, as well those of the Company’s third-party suppliers or vendors. The recent closures of Silicon Valley Bank (SVB) and Signature Bank and their placement into receivership with the Federal Deposit Insurance Company (FDIC) along with the FDIC’s seizure and sale of First Republic Bank created market disruption and uncertainty with respect to the financial condition of a number of other banking institutions in the United States. While the Company does not have any direct exposure to SVB, Signature Bank, or First Republic Bank, the Company does maintain its cash at financial institutions, sometimes in balances that exceed the current FDIC insurance limits.

If other banks and financial institutions enter receivership or become insolvent in the future due to financial conditions affecting the banking system and financial markets, the Company’s ability to access its cash and cash equivalents, including transferring funds, making payments or receiving funds, and the Company’s access to credit, as well as those of its third-party suppliers or vendors, may be threatened and could have a material adverse effect on the Company’s business and financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the three months ended April 30, 2023, we repurchased common stock as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs (1)	(d) Maximum US Dollars Remaining that May Yet Be Used to Purchase Shares Under the Plans or Programs (1)
February 2023	—	$—	—	$68,399,526
March 2023	275,000	20.34	275,000	$62,806,991
April 2023	—	—	—	$62,806,991
Total	275,000	$20.34	275,000
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
Item 5. Other Information
Effective June 1, 2023, the Company elected to terminate the Quanex Building Products Corporation Restoration Plan, filed as Exhibit 10.8 of Amendment No. 4 to the Company’s Registration Statement on Form 10 (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on March 17, 2008, as amended (the “Restoration Plan”). In connection with the termination, the Company entered into the Amendment to the Restoration Plan (the “RP Amendment”). The RP Amendment provides that covered participants of the Restoration Plan shall receive a single lump-sum distribution of any accrued benefits under the Restoration Plan on or around June 03, 2024, provided, that, covered participants in the Restoration Plan who incur a separation from service on or before December 1, 2023 shall receive their lump distribution from the Restoration Plan on the six-month anniversary of their separation from service with the Company and its subsidiaries.
Effective June 1, 2023, the Company elected to terminate the Quanex Building Products Corporation Supplemental Employees Retirement Plan, filed as Exhibit 10.9 of Amendment No. 4 to the Company’s Registration Statement on Form 10 (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on March 17, 2008, as amended (the “SERP”). In connection with the termination, the Company entered into the Amendment to the SERP (the “SERP Amendment”). The SERP Amendment provides that covered participants of the SERP shall receive a single lump-sum distribution of any accrued benefits under the SERP on or around June 03, 2024.

The description of the RP Amendment and the SERP Amendment contained in this Form 10-Q is not intended to be complete, and is qualified in its entirety by reference to the complete text of the RP Amendment and the SERP Amendment, a copy of which is attached as Exhibit 10.1 and Exhibit 10.2 and, respectively, and incorporated by reference herein.
Item 6. Exhibits
The exhibits required to be furnished pursuant to Item 6 are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANEX BUILDING PRODUCTS CORPORATION

Date:	June 2, 2023	/s/ Scott M. Zuehlke
Scott M. Zuehlke
Senior Vice President - Chief Financial Officer & Treasurer (Principal Financial Officer)

EXHIBIT INDEX
Exhibit Number	Description of Exhibits

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

*10.1	Amendment to Quanex Building Products Corporation Restoration Plan, dated June 1, 2023.

*10.2	Amendment to Quanex Building Products Corporation Supplemental Employees Retirement Plan, dated June 1, 2023.

*31.1	Certification by chief executive officer pursuant to Rule 13a-14(a)/15d-14(a).

*31.2	Certification by chief financial officer pursuant to Rule 13a-14(a)/15d-14(a).

*32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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