Form 10-Q
period 2023-07-31
Quanex Building Products CORP
filed 2023-09-01
CIK 1423221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________
FORM 10-Q
 ________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
The number of shares outstanding of the registrant's Common Stock as of August 24, 2023 was 32,986,332.

QUANEX BUILDING PRODUCTS CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 31, 2023	October 31, 2022
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$73,252	$55,093
Accounts receivable, net of allowance for credit losses of $408 and $289	96,204	96,018
Inventories, net	105,368	120,890
Prepaid and other current assets	12,764	8,664
Total current assets	287,588	280,665
Property, plant and equipment, net of accumulated depreciation of $368,979 and $348,528	245,912	180,400
Operating lease right-of-use assets	45,804	56,000
Goodwill	186,409	137,855
Intangible assets, net	78,617	65,035
Other assets	3,479	4,662
Total assets	$847,809	$724,617
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$71,464	$77,907
Accrued liabilities	54,237	52,114
Income taxes payable	—	1,049
Current maturities of long-term debt	2,278	1,046
Current operating lease liabilities	7,388	7,727
Total current liabilities	135,367	139,843
Long-term debt	107,234	29,628
Noncurrent operating lease liabilities	39,291	49,286
Deferred pension benefits	—	3,917
Deferred income taxes	23,741	22,277
Other liabilities	16,221	14,831
Total liabilities	321,854	259,782
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, shares authorized 1,000,000; issued and outstanding - none	—	—
Common stock, $0.01 par value, shares authorized 125,000,000; issued 37,176,958 and 37,211,056, respectively; outstanding 32,986,332 and 33,129,250, respectively	372	372
Additional paid-in-capital	250,882	251,947
Retained earnings	384,623	337,456
Accumulated other comprehensive loss	(31,890)	(49,422)
Less: Treasury stock at cost, 4,190,626 and 4,081,806 shares, respectively	(78,032)	(75,518)
Total stockholders’ equity	525,955	464,835
Total liabilities and stockholders' equity	$847,809	$724,617

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2023	2022	2023	2022
	(In thousands, except per share amounts)
Net sales	$299,640	$324,037	$835,091	$913,970
Cost and expenses:
Cost of sales (excluding depreciation and amortization)	221,065	251,446	637,586	712,931
Selling, general and administrative	30,516	28,822	94,631	87,774
Depreciation and amortization	10,596	9,734	31,672	30,554
Operating income	37,463	34,035	71,202	82,711
Non-operating (expense) income:
Interest expense	(2,068)	(724)	(6,571)	(1,849)
Other, net	402	398	591	905
Income before income taxes	35,797	33,709	65,222	81,767
Income tax expense	(4,099)	(7,801)	(10,103)	(18,098)
Net income	$31,698	$25,908	$55,119	$63,669

Basic earnings per common share	$0.97	$0.79	$1.68	$1.92

Diluted earnings per common share	$0.96	$0.78	$1.67	$1.91

Weighted-average common shares outstanding:
Basic	32,716	32,999	32,841	33,093
Diluted	32,919	33,173	33,031	33,256

Cash dividends per share	$0.08	$0.08	$0.24	$0.24

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2023	2022	2023	2022
	(In thousands)
Net income	31,698	25,908	$55,119	$63,669
Other comprehensive income (loss):
Foreign currency translation gain (loss)	3,078	(5,168)	17,532	(19,595)
Other comprehensive income (loss)	3,078	(5,168)	17,532	(19,595)
Comprehensive income	$34,776	$20,740	$72,651	$44,074

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	July 31,
	2023	2022
	(In thousands)
Operating activities:
Net income	$55,119	$63,669
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	31,672	30,554
Stock-based compensation	1,828	1,707
Deferred income tax	177	505
Other, net	2,423	2,647
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	9,918	(5,306)
Decrease (increase) in inventory	23,864	(48,280)
Increase in other current assets	(439)	(824)
(Decrease) increase in accounts payable	(15,471)	2,765
Decrease in accrued liabilities	(5,152)	(4,721)
(Decrease) increase in income taxes payable	(3,534)	7,522
Increase (decrease) in deferred pension benefits	22	(239)
Increase in other long-term liabilities	609	32
Other, net	1,523	(177)
Cash provided by operating activities	102,559	49,854
Investing activities:
Business acquisition	(91,302)	—
Capital expenditures	(22,450)	(19,488)
Proceeds from disposition of capital assets	183	134
Cash used for investing activities	(113,569)	(19,354)
Financing activities:
Borrowings under credit facilities	102,000	70,500
Repayments of credit facility borrowings	(60,000)	(70,500)
Debt issuance costs	—	(1,210)
Repayments of other long-term debt	(1,954)	(1,301)
Common stock dividends paid	(7,952)	(7,916)
Issuance of common stock	753	502
Payroll tax paid to settle shares forfeited upon vesting of stock	(567)	(1,412)
Purchase of treasury stock	(5,593)	(6,600)
Cash provided by (used for) financing activities	26,687	(17,937)
Effect of exchange rate changes on cash and cash equivalents	2,482	(2,594)
Increase in cash and cash equivalents	18,159	9,969
Cash and cash equivalents at beginning of period	55,093	40,061
Cash and cash equivalents at end of period	$73,252	$50,030

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

Nine Months Ended July 31, 2023	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	(In thousands, no per share amounts shown except in verbiage)
Balance at October 31, 2022	$372	$251,947	$337,456	$(49,422)	$(75,518)	$464,835
Net income	—	—	1,909	—	—	1,909
Foreign currency translation adjustment	—	—	—	11,372	—	11,372
Common dividends ($0.08 per share)	—	—	(2,661)	—	—	(2,661)
Stock-based compensation activity:
Expense related to stock-based compensation	—	679	—	—	—	679
Stock options exercised	—	6	—	—	93	99
Restricted stock awards granted	—	(1,752)	—	—	1,752	—
Performance restricted stock units vested	—	(605)	—	—	605	—
Other	—	(545)	—	—	—	(545)
Balance at January 31, 2023	$372	$249,730	$336,704	$(38,050)	$(73,068)	$475,688
Net income	—	—	21,512	—	—	21,512
Foreign currency translation adjustment	—	—	—	3,082	—	3,082
Common dividends ($0.08 per share)	—	—	(2,659)	—	—	(2,659)
Purchase of treasury stock	—	—	—	—	(5,593)	(5,593)
Stock-based compensation activity:
Expense related to stock-based compensation	—	719	—	—	—	719
Other	—	(22)	—	—	—	(22)
Balance at April 30, 2023	$372	$250,427	$355,557	$(34,968)	$(78,661)	$492,727
Net income	—	—	31,698	—	—	31,698
Foreign currency translation adjustment	—	—	—	3,078	—	3,078
Common dividends ($0.08 per share)	—	—	(2,632)	—	—	(2,632)
Stock-based compensation activity:
Expense related to stock-based compensation	—	430	—	—	—	430
Stock options exercised	—	25	—	—	629	654
Balance at July 31, 2023	$372	$250,882	$384,623	$(31,890)	$(78,032)	$525,955

Nine Months Ended July 31, 2022	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	(In thousands, no per share amounts shown except in verbiage)
Balance at October 31, 2021	$373	$254,162	$259,718	$(21,770)	$(72,701)	$419,782
Net income	—	—	11,239	—	—	11,239
Foreign currency translation adjustment	—	—	—	(3,159)	—	(3,159)
Common dividends ($0.08 per share)	—	—	(2,587)	—	—	(2,587)
Stock-based compensation activity:
Expense related to stock-based compensation	—	552	—	—	—	552
Stock options exercised	—	5	—	—	50	55
Restricted stock awards granted	—	(1,534)	—	—	1,534	—
Performance restricted stock units vested	—	(1,598)	—	—	1,598	—
Other	—	(1,383)	—	—	—	(1,383)
Balance at January 31, 2022	$373	$250,204	$268,370	$(24,929)	$(69,519)	$424,499
Net income	—	—	26,522	—	—	26,522
Foreign currency translation adjustment	—	—	—	(11,268)	—	(11,268)
Common dividends ($0.08 per share)	—	—	(2,671)	—	—	(2,671)
Purchase of treasury stock	—	—	—	—	(1,569)	(1,569)
Stock-based compensation activity:
Expense related to stock-based compensation	—	572	—	—	—	572
Stock options exercised	—	9	—	—	109	118
Other	—	(29)	—	—	—	(29)
Balance at April 30, 2022	$373	$250,756	$292,221	$(36,197)	$(70,979)	$436,174
Net income	—	—	25,908	—	—	25,908
Foreign currency translation adjustment	—	—	—	(5,168)	—	(5,168)
Common dividends ($0.08 per share)	—	—	(2,658)	—	—	(2,658)
Purchase of treasury stock	—	—	—	—	(5,031)	(5,031)
Stock-based compensation activity:
Expense related to stock-based compensation	—	583	—	—	—	583
Stock options exercised	—	20	—	—	309	329
Balance at July 31, 2022	$373	$251,359	$315,471	$(41,365)	$(75,701)	$450,137

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations and Basis of Presentation
Quanex Building Products Corporation is a global, publicly traded manufacturing company primarily serving original equipment manufacturers (OEMs) in the fenestration, cabinetry, solar, refrigeration and outdoor products markets. These components can be categorized as window and door (fenestration) components and kitchen and bath cabinet components. Examples of fenestration components include: (1) energy-efficient flexible insulating glass spacers, (2) extruded vinyl profiles, (3) window and door screens, and (4) precision-formed metal and wood products. We also manufacture cabinet doors and other components for OEMs in the kitchen and bathroom cabinet industry. In addition, we provide certain other non-fenestration components and products, which include custom mixing, solar panel sealants, trim moldings, vinyl decking, vinyl fencing, customized compounds, water retention barriers, and conservatory roof components. We have organized our business into three reportable business segments. For additional discussion of our reportable business segments, see Note 12, “Segment Information.” We use low-cost, short lead-time production processes and engineering expertise to provide our customers with specialized products for their specific window, door, and cabinet applications. We believe these capabilities provide us with unique competitive advantages. We serve a primary customer base in North America and the United Kingdom (U.K.), and also serve customers in international markets through our operating plants in the U.K. and Germany, as well as through sales and marketing efforts in other countries.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes our product sales for the three and nine months ended July 31, 2023 and 2022 into groupings by segment which we believe depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors. For further details regarding our results by segment, refer to Note 12, “Segment Information”.

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2023	2022	2023	2022
	(In thousands)
North American Fenestration:
United States - fenestration	$138,090	$162,215	$379,613	$447,425
International - fenestration	8,542	10,722	22,019	30,952
United States - non-fenestration	26,423	8,324	73,823	22,117
International - non-fenestration	4,026	3,483	11,581	8,789
	$177,081	$184,744	$487,036	$509,283
European Fenestration:
International - fenestration	$51,752	$49,041	$142,009	$148,525
International - non-fenestration	16,137	18,572	44,595	51,429
	$67,889	$67,613	$186,604	$199,954
North American Cabinet Components:
United States - fenestration	$4,486	$4,857	$12,613	$13,288
United States - non-fenestration	50,199	66,758	148,774	191,908
International - non-fenestration	700	865	2,190	2,515
	$55,385	$72,480	$163,577	$207,711
Unallocated Corporate & Other
Eliminations	$(715)	$(800)	$(2,126)	$(2,978)
	$(715)	$(800)	$(2,126)	$(2,978)
Net sales	$299,640	$324,037	$835,091	$913,970
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
Related Parties
Net sales include transactions with a customer which is a related party with one of our non-employee directors for the nine months ended July 31, 2023 of approximately $0.9 million and $1.6 million for the comparable prior year period. We performed a review of these transactions, of which no single transaction or series of related transactions exceeded $120,000 in amount, and determined that these transactions were enacted independently of each other. We are not aware of any other related party transactions with any of our current non-employee directors or officers outside of their normal business functions or expected contractual duties.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Acquisition
On November 1, 2022, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with LMI Custom Mixing, LLC (“LMI”) and the equity owners of LMI, Lauren International, Ltd. and Meteor-US-Beteiligungs GMBH. Under the Purchase Agreement, we acquired substantially all of the operating assets comprising LMI’s polymer mixing and rubber compound production business (collectively, the “Purchased Assets”) and also agreed to assume certain liabilities relating to the Purchased Assets (collectively, the “Acquisition”). As consideration for the Purchased Assets, we paid $91.3 million in cash utilizing funds borrowed under our Credit Facility. Subsequent to the Acquisition, we had approximately $215 million available for use under the Credit Facility. For the three and nine months ended July 31, 2023, our consolidated operating results included net sales of $19.8 million and $54.0 million, respectively, and operating income of $1.7 million and $5.1 million, respectively, associated with LMI. In connection with the Acquisition, we amended our existing finance lease with Lauren Real Estate Holding LLC for the purpose of adding an additional lease renewal option and increasing rental space by approximately 60,000 square feet of rental space which was added to the 313,595 square feet of rentable area located in Cambridge, Ohio.
As of July 31, 2023, we are still determining the purchase price allocation for LMI. A preliminary purchase price allocation of the fair value of the assets acquired and liabilities assumed is included in the table below. These estimates are subject to change and will likely result in an increase or decrease in goodwill, particularly with regard to third-party valuations and our estimates of fixed assets, intangible assets, and inventory, during the measurement period, which may extend up to one year from the acquisition date.

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
Pro Forma Results
We calculated the pro forma impact of the LMI acquisitions and the associated debt financing on our operating results for the three and nine months ended July 31, 2022. The following pro forma results give effect to these acquisitions, assuming the transaction occurred on November 1, 2021.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended	Nine Months Ended
	July 31, 2022	July 31, 2022
	(In thousands, except per share amounts)
Net sales	$341,925	$963,797
Net income	$27,649	$68,252
Basic earnings per share	$0.84	$2.06
Diluted earnings per share	$0.83	$2.05
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
3. Inventories
Inventories consisted of the following at July 31, 2023 and October 31, 2022 (in thousands):

	July 31, 2023	October 31, 2022
Raw materials	$58,447	$68,455
Finished goods and work in process	47,988	54,013
Supplies and other	1,954	1,551
Total	108,389	124,019
Less: Inventory reserves	3,021	3,129
Inventories, net	$105,368	$120,890
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
We lease certain manufacturing plants, warehouses, office space, vehicles and equipment under finance and operating leases. Lease commencement occurs on the date we take possession or control of the property or equipment. Original terms for our real estate-related leases are generally between five years and twenty years. Original terms for equipment-related leases, primarily manufacturing equipment and vehicles, are generally between one year and ten years. Some of our leases also include rental escalation clauses. Renewal options are included in the determination of lease payments when management determines the options are reasonably certain of exercise, considering financial performance, strategic importance and/or invested capital.
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
The table below presents the lease-related assets and liabilities recorded on the balance sheet at July 31, 2023 and October 31, 2022 (in thousands):

Leases	Classification	July 31, 2023	October 31, 2022
Assets
Operating lease assets	Operating lease right-of-use assets	$45,804	$56,000
Finance lease assets	Property, plant and equipment (less accumulated depreciation of $6,073 and $3,726)	58,804	22,003
Total lease assets		$104,608	$78,003

Liabilities
Current
Operating	Current operating lease liabilities	$7,388	$7,727
Finance	Current maturities of long-term debt	2,579	1,336
Noncurrent
Operating	Noncurrent operating lease liabilities	39,291	49,286
Finance	Long-term debt	53,189	17,816
Total lease liabilities		$102,447	$76,165
The table below presents the components of lease costs for the three and nine months ended July 31, 2023 and 2022 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2023	2022	2023	2022
Operating lease cost	$2,322	$2,466	$6,731	$7,540
Finance lease cost
Amortization of leased assets	824	337	2,439	929
Interest on lease liabilities	612	142	1,815	402
Variable lease costs	420	279	1,210	759
Total lease cost	$4,178	$3,224	$12,195	$9,630

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The table below presents supplemental cash flow information related to leases for the nine months ended July 31, 2023 and 2022 was as follows (in thousands):

	Nine Months Ended
	July 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Finance leases - financing cash flows	$1,762	$838
Finance leases - operating cash flows	$1,815	$402
Operating leases - operating cash flows	$6,848	$7,551

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$3,714	$1,259
Finance leases	$25,723	$6,028
The table below presents the weighted-average remaining lease terms and weighted-average discount rates for the Company's leases as of July 31, 2023 and October 31, 2022:

	July 31, 2023	October 31, 2022
Weighted-average remaining lease term (in years)
Operating leases	10.8	10.8
Financing leases	19.0	13.7

Weighted-average discount rate
Operating leases	4.01%	3.84%
Financing leases	4.49%	3.78%
The table below presents the maturity of the lease liabilities as of July 31, 2023 (in thousands):

	Operating Leases	Finance Leases
2023 (remaining three months)	$2,352	$1,246
2024	8,829	4,982
2025	7,202	4,899
2026	5,847	4,731
2027	4,811	4,589
Thereafter	30,062	63,062
Total lease payments	59,103	83,509
Less: present value discount	12,424	27,741
Total lease liabilities	$46,679	$55,768

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Goodwill and Intangible Assets
Goodwill
The change in the carrying amount of goodwill for the nine months ended July 31, 2023 was as follows (in thousands):

Nine Months Ended
July 31, 2023
Beginning balance as of November 1, 2022	$137,855
LMI acquisition	41,393
Foreign currency translation adjustment	7,161
Balance as of the end of the period	$186,409
At our last annual test date, August 31, 2022, we evaluated the recoverability of goodwill at each of our five reporting units with goodwill balances and determined that our goodwill was not impaired. An additional reporting unit was acquired during the nine months ended July 31, 2023. We evaluated for indicators of impairment for all reporting units during the three and nine months ended July 31, 2023 and determined that there were no triggering events. For additional discussion of change in reporting units and a summary of the change in the carrying amount of goodwill by segment, see Note 12, “Segment Information.”
Identifiable Intangible Assets
Amortizable intangible assets consisted of the following as of July 31, 2023 and October 31, 2022 (in thousands):

	July 31, 2023		October 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$159,697	$97,647	$139,607	$88,646
Trademarks and trade names	56,161	42,737	54,389	40,610
Patents and other technology	25,162	22,019	22,390	22,095
Total	$241,020	$162,403	$216,386	$151,351
In connection to the LMI Acquisition, we added gross carrying intangibles of $16.0 million of customer relationships, $3.0 million of other technology and $0.5 million of trade names, each with the weighted-average amortization of twenty years. We had aggregate amortization expense related to intangible assets for the three and nine months ended July 31, 2023 of $3.0 million and $9.1 million, respectively, and $3.0 million and $9.0 million for the comparable prior year periods.
Estimated remaining amortization expense, assuming current intangible balances and no new acquisitions, for future fiscal years as of July 31, 2023 (in thousands):

Estimated Amortization Expense
2023 (remaining three months)	$3,003
2024	11,427
2025	10,199
2026	10,124
2027	10,125
Thereafter	33,739
Total	$78,617

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Debt and Finance Lease Obligations
Long-term debt consisted of the following at July 31, 2023 and October 31, 2022 (in thousands):

	July 31, 2023	October 31, 2022
Revolving Credit Facility	$55,000	$13,000
Finance lease obligations and other	55,792	19,202
Unamortized deferred financing fees	(1,280)	(1,528)
Total debt	$109,512	$30,674
Less: Current maturities of long-term debt	2,278	1,046
Long-term debt	$107,234	$29,628
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
As of July 31, 2023, we had $55.0 million of borrowings outstanding under the Credit Facility (reduced by unamortized debt issuance costs of $1.3 million), $5.1 million of outstanding letters of credit and $55.8 million outstanding primarily under finance leases and other debt. We had $264.9 million available for use under the Credit Facility at July 31, 2023. Outstanding

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
borrowings under the Credit Facility accrue interest at 6.67% per annum. Our weighted-average borrowing rate for borrowings outstanding during the nine months ended July 31, 2023 and 2022 was 5.91% and 1.81%, respectively. We were in compliance with our debt covenants as of July 31, 2023.
7. Retirement Plans
Pension Plan
Our non-contributory, single employer defined benefit pension plan covers certain of our employees in the U.S. The net periodic pension cost for this plan for the three and nine months ended July 31, 2023 and 2022 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2023	2022	2023	2022
Service cost	$95	$215	$287	$645
Interest cost	390	201	1,169	604
Expected return on plan assets	(366)	(498)	(1,099)	(1,493)
Amortization of net loss	11	2	32	5
Net periodic pension benefit	$130	$(80)	$389	$(239)
During the nine months ended July 31, 2022, we made no contributions to fund our plan. During fiscal 2023, we may make a contribution to the pension plan equal to the remaining obligation in order to complete the plan termination that became effective November 1, 2022. In August 2023, some participants began receiving pension settlements. The pension obligation of $3.9 million is included in current liabilities under the caption “Accrued liabilities” within current liabilities as of July 31, 2023 and under the caption “Pension benefit obligations” as of October 31, 2023 in the accompanying condensed consolidated balance sheets.
Other Plans
We also have a supplemental benefit plan covering certain executive officers and key employees and a non-qualified deferred compensation plan covering members of the Board of Directors and certain key employees. As of July 31, 2023 and October 31, 2022, our liability under the supplemental benefit plan was approximately $2.0 million and $1.9 million, respectively. During the three months ended July 31, 2023, the supplemental benefit plan was terminated. Benefits associated with this plan will be distributed in June 2024 in accordance with Internal Revenue Service regulations. As of July 31, 2023 and October 31, 2022, the liability associated with the deferred compensation plan was approximately $4.1 million and $3.3 million, respectively. We record the current portion of liabilities associated with these plans under the caption “Accrued liabilities,” and the long-term portion under the caption “Other liabilities” in the accompanying condensed consolidated balance sheets.
8. Income Taxes
To determine our income tax expense or benefit for interim periods, consistent with accounting standards, we apply the estimated annual effective income tax rate to year-to-date results, plus any applicable discrete items, which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statutes of limitations, tax benefits on equity compensation, and increase or decrease in valuation allowances on deferred tax assets. Our annual effective tax rates from continuing operations for the nine months ended July 31, 2023 and 2022 were 18.2% and 22.2%, respectively. The difference between our effective income tax rate and the U.S. federal statutory rate of 21% principally results from discrete tax items, U.S. state tax, non-U.S. tax rate differential and other permanent differences. The primary discrete item affecting the 2023 effective rate was a benefit of $1.7 million related to a true-up of tax provision accrual to tax return filings. The primary discrete items affecting the 2022 effective rate were the charge of $0.2 million related to the vesting or exercise of equity-based compensation awards and a benefit of $1.0 million for the true-up of our accruals and related deferred taxes from prior year filings.
As of July 31, 2023, our liability for uncertain tax positions (UTP) of $1.4 million relates to certain U.S. federal and state tax items regarding the interpretation of tax laws and regulations, including a minimal amount of interest and penalties. We include all interest and penalties related to uncertain tax benefits within our income tax provision account. To the extent interest and penalties are not assessed with respect to uncertain tax positions or the uncertainty of deductions in the future, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
As of July 31, 2023, we have an income tax receivable of $2.5 million included in current assets under the caption “Prepaid and other current assets” in the accompanying condensed consolidated balance sheets.
We evaluate the likelihood of realization of our deferred tax assets by considering both positive and negative evidence. We maintain a valuation allowance for certain state net operating losses which totaled $0.5 million as of July 31, 2023 and October 31, 2022, respectively.
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
Carrying amounts reported on the balance sheet for cash, cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. Our outstanding debt is variable rate debt that re-prices frequently, thereby limiting our exposure to significant change in interest rate risk. As a result, the fair value of our debt instrument approximates carrying value at July 31, 2023, and October 31, 2022 (Level 2 measurement).
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
A summary of non-vested restricted stock awards activity during the nine months ended July 31, 2023 is presented below:

	Restricted Stock Awards	Weighted-Average Grant Date Fair Value per Share
Non-vested at October 31, 2022	212,100	$20.86
Granted	94,700	23.49
Forfeited	(10,100)	22.30
Vested	(54,400)	18.49
Non-vested at July 31, 2023	242,300	$22.36
The total weighted-average grant-date fair value of restricted stock awards that vested during each of the nine months ended July 31, 2023 and 2022 was $1.0 million and $1.2 million, respectively. As of July 31, 2023, total unrecognized

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
compensation cost related to unamortized restricted stock awards was $2.7 million. We expect to recognize this expense over the remaining weighted-average vesting period of 1.9 years.
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
The following table summarizes our stock option activity for the nine months ended July 31, 2023:

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000s)
Outstanding at October 31, 2022	175,117	$19.39
Granted	—	—
Exercised	(38,800)	19.41
Forfeited/Expired	(4,000)	21.11
Outstanding at July 31, 2023	132,317	$19.33	2.2	$1,166
Vested at July 31, 2023	132,317	$19.33	2.2	$1,166
Exercisable at July 31, 2023	132,317	$19.33	2.2	$1,166
Intrinsic value is the amount by which the market price of the common stock on the date of exercise exceeds the exercise price of the stock option. The total intrinsic value of stock options exercised during the nine months ended July 31, 2023 and 2022 was $0.3 million and $0.1 million, respectively.
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
During the nine months ended July 31, 2023 and 2022, non-employee directors received 38,704 and 36,669 restricted stock units, respectively, at a weighted-average grant date fair value of $20.67 per share and $22.52 per share, respectively, which vested immediately. During the nine months ended July 31, 2023, 21,774 restricted stock units, which were awarded to key employees, vested. During the nine months ended July 31, 2023, we paid $0.4 million and $1.0 million for the comparable prior year to settle vested restricted stock units.
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
The following table summarizes our performance share grants and the grant date fair value for the RONA performance metrics:

Grant Date	Shares Awarded	Grant Date Fair Value	Shares Forfeited
December 2, 2020	65,300	$20.68	4,100
December 9, 2021	80,900	$22.54	4,600
December 7, 2022	89,300	$23.49	4,600
In December 2022, 101,200 shares vested pursuant to the December 2019 grant, which were settled with a cash payment of $2.2 million.
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

Vesting Level	Vesting Criteria	Percentage of Award Vested
Level 1	A-TSR greater than or equal to 50%	150%
Level 2	A-TSR less than 50% and greater than or equal to 20%	100%
Level 3	A-TSR less than 20% and greater than or equal to -20%	50%
Level 4	A-TSR less than -20%	—%
The following table summarizes our performance restricted stock unit grants and the grant date fair value for the A-TSR performance metric:

Grant Date	Shares Awarded	Grant Date Fair Value	Shares Forfeited
December 2, 2020	38,400	$20.68	2,900
December 9, 2021	50,900	$21.06	3,400
December 7, 2022	51,500	$23.22	3,100
During the nine months ended July 31, 2023, 32,680 performance restricted stock units vested.
The performance restricted stock units are not considered outstanding shares, do not have voting rights, and are excluded from diluted weighted-average shares used to calculate earnings per share until the performance criteria is probable to result in the issuance of contingent shares. As of July 31, 2023, we have deemed 45,667 shares related to the December 2020 grant of performance restricted stock units as probable to vest.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes amounts expensed as selling, general and administrative expense related to restricted stock awards, stock options, restricted stock units, performance share awards and performance restricted stock units for the three and nine months ended July 31, 2023 and 2022 (in thousands):

	Three Months Ended		Nine Months Ended
	July 31, 2023		July 31, 2023
	2023	2022	2023	2022
Restricted stock awards	$356	$371	$1,258	$1,079
Restricted stock units	1,444	796	1,873	1,512
Performance share awards	592	396	3,934	2,052
Performance restricted stock units	74	212	570	628
Total compensation expense	$2,466	$1,775	$7,635	$5,271
Treasury Shares
We record treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Shares are generally issued from treasury stock at the time of grant of restricted stock awards, upon the exercise of stock options, and upon the vesting of performance shares and performance restricted stock units. On the subsequent issuance of treasury shares, we record proceeds in excess of cost as an increase in additional paid in capital. A deficiency of such proceeds relative to costs would be applied to reduce paid-in-capital associated with prior issuances to the extent available, with the remainder recorded as a charge to retained earnings. There were no charges to retained earnings during the nine months ended July 31, 2023.
The following table summarizes the treasury stock activity during the nine months ended July 31, 2023:

Nine Months Ended
July 31, 2023
Beginning Balance as of November 1, 2022	4,081,806
Restricted stock awards granted	(94,700)
Performance restricted stock units vested	(32,680)
Stock options exercised	(38,800)
Treasury stock repurchases	275,000
Balance at July 31, 2023	4,190,626
12. Segment Information
We present three reportable business segments (1) NA Fenestration, comprising four operating segments in 2023 (compared to three operating segments in 2022) primarily focused on the fenestration market in North America including vinyl profiles, insulating glass spacers, screens, custom compound mixing, and other fenestration components; (2) EU Fenestration, comprising our U.K.-based vinyl extrusion business, manufacturing vinyl profiles & conservatories, and the European insulating glass business manufacturing insulating glass spacers; and (3) NA Cabinet Components, comprising our cabinet door and components operations. The additional NA Fenestration operating segment in 2023 is related to the Acquisition of LMI, an advanced polymer solutions provider with a focus on advanced methods for mixing rubber compounds. For additional discussion of our Acquisition of LMI, see Note 2, “Acquisition.” Additionally, we maintain an Unallocated Corporate & Other which includes transaction expenses, stock-based compensation, long-term incentive awards based on the performance of our common stock and other factors, certain severance, legal, and other costs not deemed to be allocable to all segments, depreciation of corporate assets, interest expense, other, net, income taxes and inter-segment eliminations, and executive incentive compensation and medical expense fluctuations relative to planned costs as determined during the annual planning process. Other general and administrative costs associated with the corporate office are allocated to the reportable segments, based upon a relative measure of profitability in order to more accurately reflect each reportable business segment's administrative costs. We allocate corporate expenses to businesses acquired mid-year from the date of acquisition. The accounting policies of our operating segments are the same as those used to prepare the accompanying condensed consolidated financial statements. Corporate general and administrative expense allocated during the three and nine month period ended July 31, 2023 was $6.3 million and $17.1 million, respectively, and $5.8 million and $17.1 million for the comparable prior year periods.

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
Segment information for the three and nine months ended July 31, 2023 and 2022, and total assets as of July 31, 2023 and October 31, 2022 are summarized in the following table (in thousands):

	NA Fenestration	EU Fenestration	NA Cabinet Components	Unallocated Corp. & Other	Total
Three Months Ended July 31, 2023
Net sales	$177,081	$67,889	$55,385	$(715)	$299,640
Depreciation and amortization	5,033	2,434	3,084	45	10,596
Operating income	22,668	16,150	2,271	(3,626)	37,463
Capital expenditures	3,201	2,244	1,744	187	7,376
Three Months Ended July 31, 2022
Net sales	$184,744	$67,613	$72,480	$(800)	$324,037
Depreciation and amortization	4,044	2,327	3,273	90	9,734
Operating income (loss)	23,086	9,818	2,329	(1,198)	34,035
Capital expenditures	4,166	621	916	—	5,703
Nine Months Ended July 31, 2023
Net sales	$487,036	$186,604	$163,577	$(2,126)	$835,091
Depreciation and amortization	15,328	7,135	8,988	221	31,672
Operating income (loss)	47,686	36,052	1,928	(14,464)	71,202
Capital expenditures	11,673	5,300	5,085	392	22,450
Nine Months Ended July 31, 2022
Net sales	$509,283	$199,954	$207,711	$(2,978)	$913,970
Depreciation and amortization	12,221	7,418	10,653	262	30,554
Operating income (loss)	57,458	30,229	1,444	(6,420)	82,711
Capital expenditures	13,103	2,827	3,488	70	19,488
As of July 31, 2023
Total assets	$382,783	$248,404	$159,102	$57,520	$847,809
As of October 31, 2022
Total assets	$279,139	$223,729	$176,154	$45,595	$724,617
The following table summarizes the change in the carrying amount of goodwill by reportable business segment for the nine months ended July 31, 2023 (in thousands):

	NA Fenestration	EU Fenestration	NA Cabinet Comp.	Unallocated Corp. & Other	Total
Balance as of October 31, 2022	$38,712	$59,996	$39,147	$—	$137,855
LMI acquisition	41,393	—	—	—	41,393
Foreign currency translation adjustment	—	7,161	—	—	7,161
Balance as of July 31, 2023	$80,105	$67,157	$39,147	$—	$186,409
For further details of Goodwill, see Note 5, “Goodwill & Intangible Assets,” located herewith.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
We did not allocate non-operating loss or income tax benefit to the reportable segments. The following table reconciles operating income as reported above to net income for the three and nine months ended July 31, 2023 and 2022 (in thousands):

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2023	2022	2023	2022
Operating income	$37,463	$34,035	$71,202	$82,711
Interest expense	(2,068)	(724)	(6,571)	(1,849)
Other, net	402	398	591	905
Income tax expense	(4,099)	(7,801)	(10,103)	(18,098)
Net income	$31,698	$25,908	$55,119	$63,669

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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Basic and diluted earnings per share for the three and nine months ended July 31, 2023 and 2022 were calculated as follows (in thousands, except per share data):

	Net Income	Weighted-Average Shares	Per Share
Three Months Ended July 31, 2023
Basic earnings per common share	$31,698	32,716	$0.97
Effect of dilutive securities:
Stock options	—	33	—
Restricted stock awards	—	124	—
Performance restricted stock units	—	46	—
Diluted earnings per common share	$31,698	32,919	$0.96
Three Months Ended July 31, 2022
Basic earnings per common share	$25,908	32,999	$0.79
Effect of dilutive securities:
Stock options	—	34	—
Restricted stock awards	—	99	—
Performance restricted stock units	—	41	—
Diluted earnings per common share	$25,908	33,173	$0.78
Nine Months Ended July 31, 2023
Basic earnings per common share	$55,119	32,841	$1.68
Effect of dilutive securities:
Stock options	—	30	—
Restricted stock awards	—	114	—
Performance restricted stock units	—	46	—
Diluted earnings per common share	$55,119	33,031	$1.67
Nine Months Ended July 31, 2022
Basic earnings per common share	$63,669	33,093	$1.92
Effect of dilutive securities:
Stock options	—	27	—
Restricted stock awards	—	95	—
Performance restricted stock units	—	41	—
Diluted earnings per common share	$63,669	33,256	$1.91
We do not include equity instruments in our calculation of diluted earnings per share if those instruments would be anti-dilutive. Such dilution is dependent on the excess of the market price of our stock over the exercise price and other components of the treasury stock method. There were no anti-dilutive instruments for the three and nine months ended July 31, 2023 and 2022.
14. New Accounting Guidance
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standards setting bodies that we adopt as of the specified effective date. We did not adopt any new accounting pronouncements during the three and nine months ended July 31, 2023. As of July 31, 2023, we believe the impact of any recently issued standards that are not yet effective are either not applicable to us at this time or will not have a material impact on our condensed consolidated financial statements upon adoption.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes as of July 31, 2023, and for the three and nine months ended July 31, 2023 and 2022, included elsewhere herein. For additional information pertaining to our business, including risk factors which should be considered before investing in our common stock, refer to our Annual Report on Form 10-K for the fiscal year ended October 31, 2022.
Our Business
We manufacture components for original equipment manufacturers (OEMs) in the building products industry. These components can be categorized as window and door (fenestration) components and kitchen and bath cabinet components. Examples of fenestration components include (1) energy-efficient flexible insulating glass spacers, (2) extruded vinyl profiles, (3) window and door screens, and (4) precision-formed metal and wood products. We also manufacture cabinet doors and other components for OEMs in the kitchen and bathroom cabinet industry. In addition, we provide certain other non-fenestration components and products, which include custom mixing, solar panel sealants, trim moldings, vinyl decking, vinyl fencing, customized compounds, water retention barriers, and conservatory roof components. We use low-cost, short lead-time production processes and engineering expertise to provide our customers with specialized products for their specific window, door, and cabinet applications. We believe these capabilities provide us with unique competitive advantages. We serve a primary customer base in North America and the U.K., and also serve customers in international markets through our operating plants in the U.K. and Germany, as well as through sales and marketing efforts in other countries.
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
U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the military conflict between Russia and Ukraine. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market or operational disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Russia, Europe’s largest provider of natural gas, has significantly reduced the export of natural gas compared to the beginning of the conflict resulting in the increase in natural gas prices and the potential for natural gas shortages. If this trend continues, this would not only negatively impact our

European manufacturing facilities, this may also impact our customers and their demand for our products. We continue to monitor these situations and their impact on our business.
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
In August 2023, the NAHB forecasted calendar-year housing starts to be 1.4 million in the 2023 and 2024 calendar-years and 1.5 million in 2025. In August 2023, the Ducker forecast indicated that total window shipments are expected to decrease 6.6% in calendar-year 2023 and increase 2.9% in 2024.
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

Results of Operations
Three Months Ended July 31, 2023 Compared to Three Months Ended July 31, 2022

	Three Months Ended July 31,
	2023	2022	Change $	% Variance
	(Dollars in thousands)
Net sales	$299,640	$324,037	$(24,397)	(8)%
Cost of sales (excluding depreciation and amortization)	221,065	251,446	(30,381)	12%
Selling, general and administrative	30,516	28,822	1,694	(6)%
Depreciation and amortization	10,596	9,734	862	(9)%
Operating income	37,463	34,035	3,428	10%
Interest expense	(2,068)	(724)	(1,344)	(186)%
Other, net	402	398	4	1%
Income tax expense	(4,099)	(7,801)	3,702	47%
Net income	$31,698	$25,908	$5,790	22%
Our period-over-period results by reportable segment follow.
Changes Related to Operating Income by Reportable Segment:
NA Fenestration

	Three Months Ended July 31,
	2023	2022	$ Change	% Variance
	(Dollars in thousands)
Net sales	$177,081	$184,744	$(7,663)	(4)%
Cost of sales (excluding depreciation and amortization)	135,126	142,970	(7,844)	5%
Selling, general and administrative	14,254	14,644	(390)	3%
Depreciation and amortization	5,033	4,044	989	(24)%
Operating income	$22,668	$23,086	$(418)	(2)%
Operating income margin	13%	12%
Net Sales. Net sales decreased $7.7 million, or 4%, for the three months ended July 31, 2023 compared to the same period in 2022, which was primarily driven by a $22.3 million decrease in volumes mainly due to softer market demand, a return to normal seasonality, and a decrease in price and raw material surcharges of $5.2 million, partially offset by a $19.8 million contribution from the addition of LMI in 2023.
Cost of Sales. The cost of sales decreased $7.8 million, or 5%, for the three months ended July 31, 2023 compared to the same period in 2022. Cost of sales, including labor, decreased primarily due to lower volumes and deflation of raw materials during the period partially offset by LMI’s cost of sales in 2023.
Selling, General and Administrative. Selling, general and administrative expenses decreased $0.4 million, or 3%, for the three months ended July 31, 2023 compared to the same period in 2022 primarily due to decreases in labor costs and professional fees year-over-year.
Depreciation and Amortization. Depreciation and amortization expense increased $1.0 million, or 24%, for the three months ended July 31, 2023 as compared to the same period in 2022, primarily due to the acquisition of LMI’s property, plant and equipment and intangible assets.

EU Fenestration

	Three Months Ended July 31,
	2023	2022	$ Change	% Variance
	(Dollars in thousands)
Net sales	$67,889	$67,613	$276	—%
Cost of sales (excluding depreciation and amortization)	41,266	47,212	(5,946)	13%
Selling, general and administrative	8,039	8,256	(217)	3%
Depreciation and amortization	2,434	2,327	107	(5)%
Operating income	$16,150	$9,818	$6,332	64%
Operating income margin	24%	15%
Net Sales. Net sales increased $0.3 million for the three months ended July 31, 2023 compared to the same period in 2022, which was primarily driven by a $2.2 million benefit from foreign currency rate change and $2.1 million of base price increases, partially offset by a $4.0 million decrease in volumes largely due to softer market demand, and a return to normal seasonality.
Cost of Sales. The cost of sales decreased $5.9 million, or 13%, for the three months ended July 31, 2023 compared to the same period in 2022. Cost of sales decreased primarily due to deflation of the price of raw materials and lower volumes partially offset by foreign currency rate changes during the period.
Selling, General and Administrative. Selling, general and administrative expense decreased $0.2 million, or 3%, for the three months ended July 31, 2023 compared to the same period in 2022. The decrease is primarily due to a decrease in insurance expense and foreign currency impacts, partially offset by an increase in labor costs year-over-year.
NA Cabinet Components

	Three Months Ended July 31,
	2023	2022	$ Change	Variance %
	(Dollars in thousands)
Net sales	$55,385	$72,480	$(17,095)	(24)%
Cost of sales (excluding depreciation and amortization)	44,935	61,543	(16,608)	27%
Selling, general and administrative	5,095	5,335	(240)	4%
Depreciation and amortization	3,084	3,273	(189)	6%
Operating income	$2,271	$2,329	$(58)	(2)%
Operating income margin	4%	3%
Net Sales. Net sales decreased $17.1 million, or 24%, for the three months ended July 31, 2023 compared to the same period in 2022, which was driven by an $11.5 million decrease in volumes due to softer market demand driven by weaker consumer confidence and a $5.6 million decrease in price and raw material indexes.
Cost of Sales. Cost of sales decreased $16.6 million, or 27%, for the three months ended July 31, 2023 compared to the same period in 2022. Cost of sales decreased primarily due to lower volumes during the period and lumber price deflation.
Selling, General and Administrative. Selling, general and administrative expense decreased $0.2 million, or 4%, for the three months ended July 31, 2023 compared to the same period in 2022 primarily due to a decrease in labor costs year-over-year.
Depreciation and Amortization. Depreciation and amortization expense decreased $0.2 million, or 6%, for the three months ended July 31, 2023 as compared to the same period in 2022, reflecting the run-off of depreciation expense related to existing assets.

Unallocated Corporate & Other

	Three Months Ended July 31,
	2023	2022	$ Change	Variance %
	(Dollars in thousands)
Net sales	$(715)	$(800)	$85	11%
Cost of sales (excluding depreciation and amortization)	(262)	(279)	17	(6)%
Selling, general and administrative	3,128	587	2,541	(433)%
Depreciation and amortization	45	90	(45)	50%
Operating loss	$(3,626)	$(1,198)	$(2,428)	(203)%
Net Sales. Net sales for Unallocated Corporate & Other represents the elimination of inter-segment sales for the three months ended July 31, 2023 and 2022.
Cost of Sales. Cost of sales for Unallocated Corporate & Other consists of the elimination of inter-segment sales, profit in inventory, and other costs.
Selling, General and Administrative. Selling, general and administrative expenses increased $2.5 million, or 433%, for the three months ended July 31, 2023 compared to the same period in 2022. This increase is primarily attributable to an increase in medical claims expense and higher compensation expense including the valuations of our stock-based compensation awards during the three months ended July 31, 2023 as compared to the prior year period.
Changes related to Non-Operating Items:
Interest Expense. Interest expense increased $1.3 million for the three months ended July 31, 2023 compared to the same period in 2022 as a result of higher borrowings outstanding during the period and an increase in interest rates.
Income Taxes. We recorded income tax expense of $4.1 million on pre-tax income of $35.8 million for the three months ended July 31, 2023, an effective rate of 11.5%, and income tax expense of $7.8 million on pre-tax income of $33.7 million for the three months ended July 31, 2022, an effective rate of 23.1%. The decrease in income tax expense year-over-year was primarily driven by a benefit for tax provision accrual to tax return filings, as well as a shift of income to lower tax jurisdictions.
Nine Months Ended July 31, 2023 Compared to Nine Months Ended July 31, 2022

	Nine Months Ended July 31,
	2023	2022	Change $	% Variance
	(Dollars in thousands)
Net sales	$835,091	$913,970	$(78,879)	(9)%
Cost of sales (excluding depreciation and amortization)	637,586	712,931	(75,345)	11%
Selling, general and administrative	94,631	87,774	6,857	(8)%
Depreciation and amortization	31,672	30,554	1,118	(4)%
Operating income	71,202	82,711	(11,509)	(14)%
Interest expense	(6,571)	(1,849)	(4,722)	(255)%
Other, net	591	905	(314)	(35)%
Income tax expense	(10,103)	(18,098)	7,995	44%
Net income	$55,119	$63,669	$(8,550)	(13)%
Our period-over-period results by reportable segment follow.

Changes Related to Operating Income by Reportable Segment:
NA Fenestration

	Nine Months Ended July 31,
	2023	2022	$ Change	% Variance
	(Dollars in thousands)
Net sales	$487,036	$509,283	$(22,247)	(4)%
Cost of sales (excluding depreciation and amortization)	382,315	396,505	(14,190)	4%
Selling, general and administrative	41,707	43,099	(1,392)	3%
Depreciation and amortization	15,328	12,221	3,107	(25)%
Operating income	$47,686	$57,458	$(9,772)	(17)%
Operating income margin	10%	11%
Net Sales. Net sales decreased $22.2 million, or 4%, for the nine months ended July 31, 2023 compared to the same period in 2022, which was primarily driven by a $70.5 million decrease in volumes mainly due to softer market demand, a return to normal seasonality, customer destocking, and a decrease in price and raw material surcharges of $5.7 million, partially offset by a $54.0 million contribution from the addition of LMI in 2023.
Cost of Sales. The cost of sales decreased $14.2 million, or 4%, for the nine months ended July 31, 2023 as compared to the same period in 2022. Cost of sales, including labor, decreased primarily due to lower volumes and deflation of raw materials during the period partially offset by LMI’s cost of sales in 2023.
Selling, General and Administrative. Selling, general and administrative expenses decreased $1.4 million, or 3%, for the nine months ended July 31, 2023 as compared to the same period in 2022 primarily due to decreases in labor costs and professional fees year-over-year.
Depreciation and Amortization. Depreciation and amortization expense increased $3.1 million, or 25%, for the nine months ended July 31, 2023 as compared to the same period in 2022, primarily due to the acquisition of LMI’s property, plant and equipment and intangible assets.
EU Fenestration

	Nine Months Ended July 31,
	2023	2022	$ Change	Variance %
	(Dollars in thousands)
Net sales	$186,604	$199,954	$(13,350)	(7)%
Cost of sales (excluding depreciation and amortization)	119,421	138,147	(18,726)	14%
Selling, general and administrative	23,996	24,160	(164)	1%
Depreciation and amortization	7,135	7,418	(283)	4%
Operating income	$36,052	$30,229	$5,823	19%
Operating income margin	19%	15%
Net Sales. Net sales decreased $13.4 million, or 7%, comparing the nine months ended July 31, 2023 to the same period in 2022, which was primarily driven by a $16.1 million decrease in volumes largely due to softer market demand, a return to normal seasonality, and customer destocking, and $8.6 million of foreign currency rate change, partially offset by $11.3 million of base price increases.
Cost of Sales. The cost of sales decreased $18.7 million, or 14%, for the nine months ended July 31, 2023 compared to the same period in 2022. Cost of sales decreased primarily due to a decrease in volumes, deflation in the price of raw materials and foreign currency impacts.
Selling, General and Administrative. Selling, general and administrative expense decreased $0.2 million, or 1%, for the nine months ended July 31, 2023 compared to the same period in 2022. The decrease is primarily due to a decrease in professional fees and foreign currency impacts, partially offset by an increase in labor costs year-over-year.

NA Cabinet Components

	Nine Months Ended July 31,
	2023	2022	$ Change	Variance %
	(Dollars in thousands)
Net sales	$163,577	$207,711	$(44,134)	(21)%
Cost of sales (excluding depreciation and amortization)	136,722	179,791	(43,069)	24%
Selling, general and administrative	15,939	15,823	116	(1)%
Depreciation and amortization	8,988	10,653	(1,665)	16%
Operating income	$1,928	$1,444	$484	34%
Operating income margin	1%	1%
Net Sales. Net sales decreased $44.1 million, or 21%, for the nine months ended July 31, 2023 compared to the same period in 2022, which was driven by a $40.6 million decrease in volumes due to softer market demand driven by weaker consumer confidence partially offset by a $3.5 million decrease in raw material indexes.
Cost of Sales. Cost of sales decreased $43.1 million, or 24%, for the nine months ended July 31, 2023 compared with the same period in 2022, primarily as a result of lower volumes year-over-year and lumber price deflation.
Selling, General and Administrative. Selling, general and administrative expense increased $0.1 million, or 1%, for the nine months ended July 31, 2023 compared to the same period in 2022. This increase is primarily due to a the loss on an asset caused by wind damage to a manufacturing facility and an increase in professional fees partially offset by a decrease in labor costs.
Depreciation and Amortization. Depreciation and amortization expense decreased $1.7 million, or 16%, for the nine months ended July 31, 2023 as compared to the same period in 2022, reflecting the run-off of depreciation expense related to existing assets.
Unallocated Corporate & Other

	Nine Months Ended July 31,
	2023	2022	$ Change	Variance %
	(Dollars in thousands)
Net sales	$(2,126)	$(2,978)	$852	29%
Cost of sales (excluding depreciation and amortization)	(872)	(1,512)	640	(42)%
Selling, general and administrative	12,989	4,692	8,297	(177)%
Depreciation and amortization	221	262	(41)	16%
Operating loss	$(14,464)	$(6,420)	$(8,044)	(125)%
Net Sales. Net sales for Unallocated Corporate & Other represents the elimination of inter-segment sales for the nine months ended July 31, 2023 and 2022.
Cost of Sales. Cost of sales for Unallocated Corporate & Other consists of the elimination of inter-segment sales, profit in inventory, and other costs.
Selling, General and Administrative. Selling, general and administrative expenses increased $8.3 million, or 177%, for the nine months ended July 31, 2023 compared to the same period in 2022. This increase is primarily attributable to an increase in transaction fees and compensation expense including the valuations of our stock-based compensation awards during the nine months ended July 31, 2023 as compared to the prior year period.
Changes related to Non-Operating Items:
Interest Expense. Interest expense increased $4.7 million for the nine months ended July 31, 2023 compared to the same period in 2022 as a result of higher borrowings outstanding during the period and an increase in interest rates.

Income Taxes. We recorded income tax expense of $10.1 million on pre-tax income of $65.2 million for the nine months ended July 31, 2023, an effective rate of 15.5%, and income tax expense of $18.1 million on a pre-tax income of $81.8 million for the nine months ended July 31, 2022, an effective rate of 22.1%. The decrease in income tax expense year-over-year was primarily driven by a benefit for tax provision accrual to tax return filings, as well as a shift of income to lower tax jurisdictions.
Liquidity and Capital Resources
Overview
Historically, our principal sources of funds have been cash on hand, cash flow from operations, and borrowings under our credit facilities.
We maintain a $325.0 million revolving credit facility (the Credit Facility) that matures in 2027 (5-year term) and requires interest payments calculated at a variable market rate depending upon our Consolidated Net Leverage Ratio. The applicable rate during the nine months ended July 31, 2023 was RFR Rate + 1.25%. Our cost of capital could increase depending upon the Consolidated Net Leverage Ratio at the end of any given quarter. In addition to the Consolidated Net Leverage Ratio covenant, we are required to meet a Consolidated Interest Coverage Ratio covenant, and there are limitations on certain transactions including our ability to incur indebtedness, incur liens, dispose of material assets, acquire businesses, make restricted payments and pay dividends (limited to $25.0 million per year). We are amortizing deferred financing fees of $1.3 million straight-line over the remaining term of the facility. For further details of the Credit Facility, refer to Note 6, “Debt and Finance Lease Obligations” to the accompanying unaudited condensed consolidated financial statements contained elsewhere herein.
As of July 31, 2023, we had $73.3 million of cash and equivalents, $55.0 million outstanding under the Credit Facility, $5.1 million of outstanding letters of credit and $55.8 million outstanding under finance leases and other debt. Of the $55.8 million outstanding under finance leases and other debt, $52.9 million relates to real estate leases. We had $264.9 million available for use under the Credit Facility at July 31, 2023.
During December 2021, our Board of Directors approved a stock repurchase program that authorized the repurchase of up to $75.0 million worth of shares of our common stock. Repurchases under the program will be made in open market transactions or privately negotiated transactions, subject to market conditions, applicable legal requirements and other relevant factors. During the three months ended July 31, 2023, we did not purchase any shares under this program and as of July 31, 2023 we had a maximum of $62.8 million available to purchase shares under this program. The program does not have an expiration date or a limit on the number of shares that may be purchased.

We repatriated $30.2 million and $18.2 million of foreign cash during the nine months ended July 31, 2023 and 2022, respectively. We expect to repatriate excess cash moving forward and use the funds to retire debt or meet current working capital needs. In the U.K., we insure against a portion of our credit losses. We believe our business model, our current cash reserves and our strong balance sheet leave us well-positioned to manage our business and remain in compliance with our debt covenants.
Analysis of Cash Flow
The following table summarizes our cash flow results for the nine months ended July 31, 2023 and 2022:

	Nine Months Ended
	July 31,
	2023	2022
	(Dollars in thousands)
Cash provided by operating activities	$102,559	$49,854
Cash used for investing activities	$(113,569)	$(19,354)
Cash provided by (used for) financing activities	$26,687	$(17,937)
Operating Activities. Cash provided by operating activities increased $52.7 million for the nine months ended July 31, 2023 compared to the nine months ended July 31, 2022. The increase in operating cash flows is primarily due to favorable changes to working capital partially offset by lower net income year-over-year due to a decrease in customer demand. The favorable changes in working capital were largely driven by a decrease in inventory value due to raw material price deflation and a decrease in accounts receivable partially offset by a decrease in accounts payable.

Investing Activities. Cash used for investing activities increased $94.2 million for the nine months ended July 31, 2023 compared to the same period in 2022, primarily as a result of the Acquisition of LMI.
Financing Activities. Cash provided by financing activities was $26.7 million for the nine months ended July 31, 2023, which included $40.0 million of net borrowings of long-term debt, $8.0 million of dividends paid to our shareholders, and $5.6 million related to the purchase of treasury stock.
Liquidity Requirements
Historically, our strategy for deploying cash has been to invest in organic growth opportunities, develop our infrastructure, and explore strategic acquisitions. Other uses of cash include paying cash dividends to our shareholders and repurchasing our common stock. During the nine months ended July 31, 2023 and 2022, we repatriated $30.2 million and $18.2 million, respectively, of foreign earnings from our foreign locations. We maintain cash balances in foreign countries which total $21.2 million as of July 31, 2023.
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
For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended October 31, 2022. Our critical accounting policies and estimates have not changed materially during the nine months ended July 31, 2023.
New Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standards setting bodies that we adopt as of the specified effective date. We did not adopt any new accounting pronouncements during the three and nine months ended July 31, 2023. As of July 31, 2023, we believe the impact of any recently issued standards that are not yet effective are either not applicable to us at this time or will not have a material impact on our condensed consolidated financial statements upon adoption.

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
Interest Rate Risk
Our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Based upon the balances of the variable rate debt at July 31, 2023, a hypothetical 1.0% increase or decrease in interest rates could result in approximately $0.6 million of additional pretax charges or credit to our net income per year. This sensitivity is impacted by the amount of borrowings under our credit facilities, and amounts outstanding under finance leases.
Foreign Currency Rate Risk
Our international operations have exposure to foreign currency rate risks, primarily due to fluctuations in the Euro, the British Pound Sterling and the Canadian Dollar. From time to time, we enter into foreign exchange contracts associated with our operations to manage a portion of the foreign currency rate risk. There were no corresponding foreign currency derivatives as of July 31, 2023 or October 31, 2022. These foreign currency derivative contracts hedge cross-border intercompany and commercial activity for our insulating glass spacer business. Although these derivatives hedge our exposure to fluctuations in foreign currency rates, we do not apply hedge accounting and therefore, the change in the fair value of these foreign currency derivatives is recorded directly to other income and expense in the accompanying condensed consolidated statements of income. To the extent the gain or loss on the derivative instrument offsets the gain or loss from the re-measurement of the underlying foreign currency balance, changes in exchange rates should have no effect.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (1934 Act) as of July 31, 2023. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2023, the disclosure controls and procedures are effective.
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
Item 5. Other Information
During the three months ended July 31, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 6. Exhibits
The exhibits required to be furnished pursuant to Item 6 are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANEX BUILDING PRODUCTS CORPORATION

Date:	September 1, 2023	/s/ Scott M. Zuehlke
Scott M. Zuehlke
Senior Vice President - Chief Financial Officer & Treasurer (Principal Financial Officer)

EXHIBIT INDEX
Exhibit Number	Description of Exhibits

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

10.1
Amendment to Quanex Building Products Corporation Restoration Plan, dated June 1, 2023, as filed as Exhibit 10.1 on Form 10-Q (Reg. No. 001-33913) as filed with the Securities and Exchange Commission on June 2, 2023, and incorporated herein by reference.

10.2
Amendment to Quanex Building Products Corporation Supplemental Employees Retirement Plan, dated June 1, 2023, as filed as Exhibit 10.2 on Form 10-Q (Reg. No. 001-33913) as filed with the Securities and Exchange Commission on June 2, 2023, and incorporated herein by reference.

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