Form 10-K
period 2023-10-31
Quanex Building Products CORP
filed 2023-12-15
CIK 1423221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended October 31, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-33913
 _______________________________
QUANEX BUILDING PRODUCTS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	26-1561397
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
945 Bunker Hill Road, Suite 900, Houston, Texas 77024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     Yes  ☒    No  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of April 30, 2023, computed by reference to the closing price for the Common Stock on the New York Stock Exchange, Inc. on that date, was $618,523,093. Such calculation assumes only the registrant’s officers and directors at such date were affiliates of the registrant.
At December 7, 2023 there were outstanding 33,002,119 shares of the registrant’s Common Stock, $0.01 par value.
 _______________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the Commission within 120 days of October 31, 2023 are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

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
•changes in availability and prices of raw material including inflationary pressures and supply chain challenges, which could be exacerbated by political or global unrest such as the current military conflicts in Ukraine and Gaza;
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
As of October 31, 2023, we operated 28 manufacturing facilities located in 15 states in the U.S., two facilities in the U.K., and one in Germany. These facilities feature efficient plant design and flexible manufacturing processes, enabling us to produce a wide variety of custom engineered products and components primarily focused on the window and door segment of the residential building products markets. We are able to maintain minimal levels of finished goods inventories at most locations because we typically manufacture products upon order to customer specifications. We believe the primary drivers of our operating results are residential remodeling and replacement activity and new home construction in the markets we serve.
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

The following table presents calendar-year annual housing starts information as of November 2023 from the National Association of Home Builders (NAHB) (units in thousands):

	Single-family Units		Multi-family Units		Manufactured Units
Period	Units	% Change	Units	% Change	Units	% Change	Total Units
Annual Data
2019	889	2%	402	7%	95	(1)%	1,386
2020	1,003	13%	394	(2)%	94	(1)%	1,491
2021	1,132	13%	474	20%	106	13%	1,712
2022	1,004	(11)%	547	15%	112	18%	1,663
Annual Data - Forecast
2023	905	(10)%	470	(14)%	87	(22)%	1,462
2024	946	5%	413	(12)%	102	17%	1,461
2025	1,027	9%	423	2%	115	13%	1,565
Ducker Worldwide LLC, a consulting and research firm, indicated in November 2023 that window shipments in the residential remodeling and replacement (R&R) market are expected to decrease approximately 6% for the calendar-year 2023 and increase approximately 1% in 2024. Derived from reports published by Ducker, the overall decrease in window shipments for the trailing twelve months ended September 30, 2023 was 8%. During this period, new construction activity decreased 13% and R&R replacement decreased 3% respectively.
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

•recognize the importance of sustainability by continually looking for ways to reduce our environmental impact and carbon footprint, protect the health and safety of our employees and communities, engage diverse workers and leaders, and remain committed to doing good in our community;
•pursue targeted business acquisitions that allow us to expand our existing footprint, enhance our existing product offerings, acquire complementary technology, enhance our leadership position within the markets we serve, and expand into adjacent markets or service lines; and
•exit unprofitable or non-core service lines or customer relationships.
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
Competition
Our products are sold under highly competitive conditions. We compete with a number of companies, some of which have greater financial resources than us. We believe the primary competitive factors in the markets we serve include price, product quality, delivery performance, and the ability to manufacture to customer specifications. The volume of engineered building products that we manufacture represents a small percentage of annual domestic consumption. Similarly, our subsidiaries in the U.K. compete against some larger vinyl producers and smaller window manufacturers. For our kitchen and bathroom cabinet door business, we believe we are the largest supplier to OEMs in the U.S., but we compete with other national and regional businesses, including OEMs who are vertically integrated.
We compete against a range of small and mid-size metal, vinyl and wood products suppliers, wood molding companies, and the in-house operations of customers who have vertically integrated fenestration operations. We also compete against insulating glass (IG) spacer manufacturing firms. IG systems are used in numerous end markets including residential housing, commercial construction, appliances and transportation vehicles, but we primarily serve the residential housing market. Competition is largely based on regional presence, custom engineering, product development, quality, service and price. Primary competitors in the North American Fenestration business include, but are not limited to, Veka, Deceuninck, Energi, Vision Extrusions, GED Integrated Solutions, Technoform, Swiss Spacer, Thermix, RiteScreen, Allmetal, Endura, Klinger, Thermoseal and Fenzi Group. Competitors in the vinyl extrusion business in the U.K. include Epwin, Veka, Profine UK Extrusions Ltd., Eurocell and others. Primary competitors in the cabinet door business in the U.S. include Conestoga, Appalachian Wood, Olon, Northern Contours and others.
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

Sales Backlog
Given the short lead times involved in our business, we have a backlog of approximately $42 million as of October 31, 2023. The criteria for revenue recognition has not been met with regard to sales backlog, and therefore, we have not recorded revenue or deferred revenue pursuant to these sales orders.  If these sales orders result in a sale, we will record revenue in fiscal 2024 in accordance with our revenue recognition accounting policy.
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
Environmental Compliance Costs
From time to time, we incur routine expenses and capital expenditures associated with compliance with existing environmental regulations, including control of air emissions and water discharges, and plant decommissioning costs. We have not incurred any material expenses or capital expenditures related to environmental matters during the past three fiscal years, and do not expect to incur a material amount of such costs in fiscal 2024. While we will continue to have future expenditures related to environmental matters, any such amounts are impossible to reasonably estimate at this time. Based upon our experience to date, we do not believe that our compliance with environmental requirements will have a material adverse effect on our operations, financial condition or cash flows.
Human Capital
We track human capital metrics that we consider to be key to our business, including employee headcount, temporary workers, health and safety, and turnover. As of October 31, 2023, we had 3,792 employees. Of these employees, 3,053 were domiciled in the U.S., 632 in the U.K., and 107 in Germany. Generally, the total number of employees of Quanex and its subsidiaries does not significantly fluctuate throughout the year. Currently, none of our employees are subject to collective bargaining agreements.
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
We evaluate our goodwill and indefinite-lived intangible assets at least annually to determine whether we must test for impairment. In making this assessment, we must use judgment to make estimates of future operating results and appropriate residual values. Actual future operating results and residual values associated with our operations could differ significantly from these estimates, which may result in an impairment charge in a future period, resulting in a decrease in net income from operations in the year of the impairment, as well as a decline in our recorded net worth. Goodwill totaled $183.0 million at October 31, 2023. The results of goodwill impairment testing are described in the accompanying notes to the audited financial statements, Note 7, “Goodwill and Intangible Assets” of the accompanying financial statements in this Annual Report on Form 10-K.
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
Company Risks
Our business, financial condition, and results of operations could be adversely affected by disruptions in the global economy caused by the wars in Ukraine and Gaza.
U.S. and global markets are experiencing volatility and disruption related to the escalation of geopolitical tensions and the military conflict currently ongoing in Ukraine and the Gaza Strip. These conflicts could lead to market or operational disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Russia, Europe’s largest provider of natural gas, has significantly reduced the export of natural gas compared to the beginning of the conflict resulting in the increase in natural gas prices and the potential for natural gas shortages. In many European countries, including Germany, alternatives to natural gas have limited capacity. This has had and may continue to have a negative impact on the energy costs of our European manufacturing facilities and may also negatively impact our customers and their demand for our products. In addition, one of the suppliers of a vapor barrier used in the production of our insulating glass spacers is located in Israel and may experience a disruption as a result of the ongoing conflict in Gaza. If supply chain interruptions or other disruptions result in the unavailability of raw materials or an increase to the price of raw materials or other commodities, we could experience a negative impact on our operating results, profitability and future cash flows.
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
The recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures and banking industry instability could materially and adversely affect the Company’s liquidity, access to cash and credit, and the Company’s business, financial condition and results of operations, as well as those of the Company’s third-party suppliers or vendors. The recent closures of Silicon Valley Bank (SVB) and Signature Bank and their placement into receivership with the Federal Deposit Insurance Company (FDIC) along with the FDIC’s seizure and sale of First Republic Bank created market disruption and uncertainty with respect to the financial condition of a number of other banking institutions in the United States. While the Company does not have any direct exposure to SVB, Signature Bank, or First Republic Bank, the Company does maintain its cash at financial institutions, sometimes in balances that exceed the current FDIC insurance limits.
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
We are authorized to issue, without stockholder approval, 1,000,000 shares of preferred stock, no par value, in one or more series, which may give other stockholders dividend, conversion, voting, and liquidation rights, among other rights, which may be superior to the rights of holders of our common stock. The issuance of additional equity securities or securities convertible into equity securities would result in dilution of existing stockholders' equity interests. Our Board of Directors has no present intention to issue any such preferred shares, but has the right to do so in the future. In addition, we were authorized, by prior stockholder approval, to issue up to 125,000,000 shares of our common stock, $0.01 par value per share, of which 37,176,958 were issued at October 31, 2023. These authorized shares can be issued, without stockholder approval, as securities convertible into either common stock or preferred stock.
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
The following table lists our principal properties by location, general character and use as of October 31, 2023.

Location	Character and Use of Property
Executive Offices
Houston, Texas*	Executive corporate office
North American Fenestration Segment
Akron, Ohio*	Segment executive office and R&D facility
Rice Lake, Wisconsin	Fenestration products
Cambridge, Ohio*	Flexible spacer, solar adhesives and custom compound mixing
Richmond, Kentucky	Vinyl and composite extrusions
Kent, Washington*	Vinyl and composite extrusions
European Fenestration Segment
Denby, United Kingdom*	Vinyl and composite extrusions
Heinsberg, Germany*	Flexible spacer
North American Cabinet Components Segment
St. Cloud, Minnesota	Hardwood doors and components for kitchen and bath
* These locations are leased as of October 31, 2023.
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
We believe our operating properties are in good condition and well maintained, and are generally suitable and adequate to carry on our business. In fiscal 2023, on a consolidated basis, our facilities operated at approximately 54% of machine capacity. This capacity utilization is subject to variability by product line, seasonality, location, labor shortages and supply chain interruptions.
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
Item 4. Mine Safety Disclosures.
Not Applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock has been listed on the New York Stock Exchange under the ticker symbol NX since April 24, 2008. Electronic copies of our public filings are available on the Securities and Exchange Commission's website (www.sec.gov). There were approximately 1,535 holders of our common stock (excluding individual participants in securities positions listings) on record as of December 7, 2023.
Equity Compensation Plan Information
The following table summarizes certain information regarding equity compensation to our employees, officers and directors under equity compensation plans as of October 31, 2023:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	304,630	$19.48	2,718,886
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
(2) The weighted-average exercise price in column (b) does not include the impacts of the performance share awards or any securities that may be issued thereunder. For additional details, see Note 14, “Stock-Based Compensation,” of the accompanying financial statements in this Annual Report on Form 10-K.
Issuer Purchases of Equity Securities
On August 30, 2018, our Board of Directors approved a stock repurchase program that authorized the repurchase of up to $60.0 million worth of shares of our common stock. As of October 31, 2021, this share repurchase authorization was exhausted and the program was complete. During December 2021, our Board of Directors approved a new stock repurchase program that authorized the repurchase of up to $75.0 million worth of shares of our common stock. Repurchases under the new program will be made in open market transactions or privately negotiated transactions, subject to market conditions, applicable legal requirements and other relevant factors. During the three months ended October 31, 2023, we did not purchase any shares under this program and as of October 31, 2023 we had a maximum of $62.8 million available to purchase shares under this program. During the years ended October 31, 2023, 2022 and 2021, we purchased 275,000, 291,000 and 478,311 shares, respectively, at a cost of $5.6 million, $6.6 million and $11.2 million, respectively, under these programs. The new program does not have an expiration date or a limit on the number of shares that may be purchased.

Stock Performance Graph
The following chart represents a comparison of the five year total return of our common stock to the Standard & Poor’s 600 Building Products Industry Index (S&P 600 Building Products), the Russell 2000 Index, and a peer group index selected by us, which includes companies offering similar products and services to ours. The companies in our peer group for the year ended October 31, 2023 are AAON Inc., American Woodmark Corp, Apogee Enterprises Inc., Armstrong Flooring Inc., CSW Industrials Inc., Gibraltar Industries Inc., Griffon Corporation, Insteel Industries Inc., L.B. Foster Company, Masonite International Corp, Mueller Water Products, Inc., Patrick Industries Inc., PGT Innovations, Inc., Simpson Manufacturing Company Inc., Tredegar Corp, and Trex Company Inc.

INDEXED RETURNS	For the Years Ended
Company Name / Index	10/31/2018	10/31/2019	10/31/2020	10/31/2021	10/31/2022	10/31/2023
Quanex Building Products Corporation	$100.00	$132.79	$127.97	$147.65	$160.22	$196.71
S&P 600 Building Products	$100.00	$135.71	$134.31	$193.08	$177.99	$199.14
Russell 2000 Index	$100.00	$104.90	$104.76	$157.98	$128.69	$117.67
Peer Group	$100.00	$129.30	$150.25	$205.78	$145.44	$186.71

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
Our Business
We currently manufacture components for original equipment manufacturers in the building products industry. The majority of these components can be categorized as window and door (fenestration) components and kitchen and bath cabinet components. Examples of fenestration components include (1) energy-efficient flexible insulating glass spacers, (2) extruded vinyl profiles, (3) window and door screens, and (4) precision-formed metal and wood products. In addition, we provide certain other non-fenestration components and products, which include solar panel sealants, trim moldings, vinyl decking, vinyl fencing, water retention barriers, custom compound mixing, and conservatory roof components. We use low-cost production processes and engineering expertise to provide our customers with specialized products for their specific applications. We believe these capabilities provide us with unique competitive advantages. We serve a primary customer base in North America and the U.K., and also serve customers in international markets through our operating plants in the U.K. and Germany, as well as through sales and marketing efforts in other countries.
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
We currently have three reportable business segments: (1) North American Fenestration segment (“NA Fenestration”), comprising three operating segments, consisting of manufacturing vinyl profiles, IG spacers, screens, custom compound mixing and other fenestration components; (2) European Fenestration segment (“EU Fenestration”), comprising our U.K.-based vinyl extrusion business, manufacturing vinyl profiles and conservatories, and the European insulating glass business manufacturing IG spacers; and (3) North American Cabinet Components segment (“NA Cabinet Components”), comprising our North American cabinet door and components business and two wood-manufacturing plants. We maintain a grouping called Unallocated Corporate & Other, which includes transaction expenses, stock-based compensation, long-term incentive awards based on the performance of our common stock and other factors, certain severance and legal costs not deemed to be allocable to all segments, depreciation of corporate assets, interest expense, other, net, income taxes and inter-segment eliminations, and executive incentive compensation and medical expense fluctuations relative to planned costs as determined during the annual planning process. Other corporate general and administrative costs have been allocated to the reportable business segments, based upon a relative measure of profitability in order to more accurately reflect each reportable business segment's administrative costs. We allocate corporate expenses to businesses acquired mid-year from the date of acquisition. The accounting policies of our operating segments are the same as those used to prepare our accompanying consolidated financial statements. Corporate general and administrative expenses allocated during the years ended October 31, 2023, 2022 and 2021 were $23.5 million, $24.5 million and $21.6 million, respectively.
Recent Transactions and Events
On November 1, 2022, we entered into an Asset Purchase Agreement with LMI and the equity owners of LMI, Lauren International, Ltd. and Meteor-US-Beteiligungs GMBH. Under the Purchase Agreement, we acquired substantially all of the operating assets comprising LMI’s polymer mixing and rubber compound production business and also agreed to assume certain liabilities relating to the Acquisition. LMI is allocated entirely to our North American Fenestration reportable operating segment. As consideration for the Purchased Assets, we paid $91.3 million in cash utilizing funds borrowed under our Credit Facility. In connection with the Acquisition, we amended our existing finance lease with Lauren Real Estate Holding LLC for the purpose of adding an additional lease renewal option and increasing rental space by approximately 60,000 square feet of rental space which was added to the 313,595 square feet of rentable area located in Cambridge, Ohio.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the military conflicts currently ongoing in Ukraine and Gaza. Although the length and impact of these ongoing military conflicts are highly unpredictable, the conflicts could lead to market or operational disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Russia, Europe’s largest provider of natural gas, has significantly reduced the export of natural gas compared to the beginning of the conflict resulting in the increase in natural gas prices and the potential for natural gas shortages. In addition, one of the suppliers of a vapor barrier used in the production of our insulating glass spacers is located in Israel and may experience a disruption as a result of the ongoing conflict in Gaza. If these trends continues, this would not only negatively impact our European manufacturing facilities, this may also impact our customers and their demand for our products. We continue to monitor these situations and their impact on our business.
The conflicts in Ukraine and Gaza and their impacts on the global economy, including inflation and the price of raw materials, supply chain disruptions, and the volatility in interest rates including home mortgage rates, are unpredictable and there may be developments outside our control requiring us to adjust our operating plan.
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
In November 2023, the NAHB forecasted calendar-year housing starts (excluding manufactured units) to be 1.4 million in the 2023, 2024 and 2025 calendar-years. The November 2022 Ducker forecast indicated that window shipments in the R&R market are expected to decrease approximately 6% and increase 1% in the calendar-years ended 2023 and 2024, respectively, and window shipments in the new construction market are expected to decrease 10% and increase 5% in the calendar-years ended 2023 and 2024, respectively, resulting in overall window shipment decline of 8% in 2023 and increase 3% in 2024. Derived from reports published by Ducker, the overall decrease in window shipments for the trailing twelve months ended September 30, 2023 was 8%. During this period, new construction activities decreased 13% and R&R decreased 3%.
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
NA Cabinet Components manufactures kitchen and bathroom cabinet doors and components, amongst other products, using a variety of woods from traditional hardwoods to engineered wood products. Currently, most of the revenue in the NA Cabinet Components segment is earned in the U.S., so domestic housing starts and R&R activity constitute the primary drivers of this business as well. The cabinet door market is stratified as follows: stock (low-cost, low-variations), semi-custom (more customized, just-in-time manufacturing, higher price point) and custom (precise customer specifications, just-in-time manufacturing, high-end price point). NA Cabinet Component's primary market is semi-custom.
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
Comparison of the fiscal years ended October 31, 2023 and 2022
This table sets forth our consolidated results of operations for the twelve-month periods ended October 31, 2023 and 2022.

	For the Years Ended October 31,
	2023	2022	$ Change	% Change
	(Dollars in thousands)
Net sales	$1,130,583	$1,221,502	$(90,919)	(7)%
Cost of sales (excluding depreciation and amortization)	853,059	953,004	(99,945)	(10)%
Selling, general and administrative	123,957	117,108	6,849	6%
Depreciation and amortization	42,866	40,109	2,757	7%
Operating income	110,701	111,281	(580)	(1)%
Interest expense	(8,136)	(2,559)	(5,577)	(218)%
Other, net	(5,519)	1,041	(6,560)	(630)%
Income tax expense	(14,545)	(21,427)	6,882	32%
Net income	$82,501	$88,336	$(5,835)	(7)%
Our year-over-year results by reportable segment follow. Our comparison of the results for the fiscal years ended October 31, 2022 and 2021 by reportable segment for the prior year comparative periods can be found in the annual report on Form 10-K for the year ended October 31, 2022.
Changes Related to Operating Income by Reportable Segment:
NA Fenestration

	For the Years Ended October 31,
	2023	2022	$ Change	% Change
	(Dollars in thousands)
Net sales	$667,482	$687,458	$(19,976)	(3)%
Cost of sales (excluding depreciation and amortization)	517,805	537,900	(20,095)	(4)%
Selling, general and administrative	56,979	58,735	(1,756)	(3)%
Depreciation and amortization	20,539	16,253	4,286	26%
Operating income	$72,159	$74,570	$(2,411)	(3)%
Operating income margin	11%	11%
Net Sales. Net sales decreased $20.0 million, or 3%, for the twelve months ended October 31, 2023 compared to the same period in 2022, which was primarily driven by an $86.9 million decrease in volumes mainly due to softer market demand, a return to normal seasonality, customer destocking, and a decrease in price and raw material surcharges of $8.7 million, partially offset by a $75.6 million contribution from the addition of LMI in 2023.
Cost of Sales. Cost of sales decreased $20.1 million, or 4%, for the twelve months ended October 31, 2023 compared to the same period in 2022. Cost of sales, including labor, decreased primarily due to lower volumes and deflation of raw materials during the period partially offset by the addition of LMI’s cost of sales in 2023.

Selling, General and Administrative. Our selling, general and administrative expenses decreased by $1.8 million, or 3%, for the twelve months ended October 31, 2023 compared to the same period in 2022. This decrease was due primarily to decreases in labor costs year-over-year.
Depreciation and Amortization. Depreciation and amortization expense increased $4.3 million, or 26%, for the twelve months ended October 31, 2023 compared to the same period in 2022, primarily due to the acquisition of LMI’s property, plant and equipment and intangible assets.
EU Fenestration

	For the Years Ended October 31,
	2023	2022	$ Change	% Change
	(Dollars in thousands)
Net sales	$250,774	$262,058	$(11,284)	(4)%
Cost of sales (excluding depreciation and amortization)	158,491	180,268	(21,777)	(12)%
Selling, general and administrative	32,350	31,846	504	2%
Depreciation and amortization	9,849	9,674	175	2%
Operating income	$50,084	$40,270	$9,814	24%
Operating income margin	20%	15%
Net Sales. Net sales decreased $11.3 million, or 4%, when comparing the twelve months ended October 31, 2023 compared to the same period in 2022, which was primarily driven by a $19.2 million decrease in volumes largely due to softer market demand, a return to normal seasonality, and customer destocking, and $4.1 million of foreign currency rate change, partially offset by $12.0 million of base price increases.
Cost of Sales. The cost of sales decreased $21.8 million, or 12%, for the twelve months ended October 31, 2023 compared to the same period in 2022. Cost of sales decreased primarily due to a decrease in volumes, deflation in the price of raw materials and foreign currency impacts.
Selling, General and Administrative. Our selling, general and administrative expense increased $0.5 million, or 2%, for the twelve months ended October 31, 2023 compared to the same period in 2022. The increase is primarily due to an increase in labor costs partially offset by a decrease in professional fees and foreign currency impacts year-over-year.
NA Cabinet Components

	For the Years Ended October 31,
	2023	2022	$ Change	% Change
	(Dollars in thousands)
Net sales	$215,445	$275,704	$(60,259)	(22)%
Cost of sales (excluding depreciation and amortization)	178,210	236,695	(58,485)	(25)%
Selling, general and administrative	21,074	21,934	(860)	(4)%
Depreciation and amortization	12,208	13,830	(1,622)	(12)%
Operating income	$3,953	$3,245	$708	22%
Operating income margin	2%	1%
Net Sales. Net sales decreased $60.3 million, or 22%, for the twelve months ended October 31, 2023 compared to the same period in 2022, which was primarily driven by a $49.5 million decrease in volumes due to softer market demand driven by weaker consumer confidence and a $10.8 million decrease in raw material indexes.
Cost of Sales. The cost of sales decreased $58.5 million, or 25%, for the twelve months ended October 31, 2023 compared to the same period in 2022, primarily as a result of lower volumes year-over-year and lumber price deflation.
Selling, General and Administrative. Our selling, general and administrative expense decreased $0.9 million, or 4%, for the twelve months ended October 31, 2023 compared to the same period in 2022. The decrease is primarily due to lower labor costs partially offset by an increase in professional fees and the loss on an asset caused by wind damage to a manufacturing facility.
Depreciation and Amortization. Depreciation and amortization expense decreased $1.6 million, or 12%, for the twelve months ended October 31, 2023 as compared to the same period in 2022, reflecting the run-off of depreciation expense related to existing assets.
Unallocated Corporate & Other

	For the Years Ended October 31,
	2023	2022	$ Change	% Change
	(Dollars in thousands)
Net sales	$(3,118)	$(3,718)	$600	(16)%
Cost of sales (excluding depreciation and amortization)	(1,447)	(1,859)	412	(22)%
Selling, general and administrative	13,554	4,593	8,961	195%
Depreciation and amortization	270	352	(82)	(23)%
Operating loss	$(15,495)	$(6,804)	$(8,691)	(128)%
Net Sales. Net sales for Unallocated Corporate & Other represents the elimination of inter-segment sales for the twelve months ended October 31, 2023 and 2022.
Cost of Sales. Cost of sales for Corporate & Other consists of the elimination of inter-segment sales, profit in inventory, and other costs.
Selling, General and Administrative. Our selling, general and administrative expenses increased $9.0 million, or 195%, for the twelve months ended October 31, 2023 compared to the same period in 2022. This increase is primarily attributable to an increase in transaction fees and compensation expense including the valuations of our stock-based compensation awards during the twelve months ended October 31, 2023 compared to the same period in 2022.
Changes Related to Non-Operating Items:
Interest Expense. Interest expense increased $5.6 million, or 218%, for the twelve months ended October 31, 2023 compared to the same period in 2022 as a result of higher borrowings outstanding during the period and an increase in interest rates. The weighted average interest rate for borrowings outstanding for the twelve months ended October 31, 2023 was 6.01% compared with 2.16% for the twelve months ended October 31, 2022.
Other, net. Other loss increased $6.6 million for the twelve months ended October 31, 2023 compared to the same period in 2022. The increase is primarily due to pension settlement expense.
Income Taxes. We recorded income tax expense of $14.5 million on pre-tax income of $97.0 million for the twelve months ended October 31, 2023, an effective rate of 15.0%, and income tax expense of $21.4 million on pre-tax income of $109.8 million for the twelve months ended October 31, 2022, an effective rate of 19.5%. The October 31, 2023 effective rate is lower than the U.S. federal statutory rate of 21% primarily due to the U.K. patent box benefit, tax return to accrual adjustments, and changes in uncertain tax positions, offset by state and local income tax, non U.S. income tax and nondeductible expenses. The effective rate for the twelve months ended October 31, 2022 was impacted by U.S. patent box benefit, state and local income taxes, non U.S. income tax and nondeductible expenses.
Liquidity and Capital Resources
Overview
Historically, our principal sources of funds have been cash on hand, cash flow from operations, and borrowings under our credit facilities. As of October 31, 2023, we had $58.5 million of cash and cash equivalents, $15.0 million outstanding under our credit facilities, $5.0 million of outstanding letters of credit and $55.0 million outstanding leases under finance leases and other debt. Of the $55.0 million outstanding under finance leases and other debt, $51.5 million relates to real estate leases. We had $305.0 million available for use under a revolving credit facility at October 31, 2023.
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
Interest payments for the Credit Facility are calculated, at our election and depending upon the Consolidated Net Leverage Ratio, at a Base Rate (0.25% to 1.00%) plus an applicable margin or at the same rate as Risk-Free Rate (“RFR”) Loans for domestic borrowings or Eurocurrency Rate Loans (1.25% to 2.00%) plus an applicable margin. In addition, we are subject to commitment fees (0.150% to 0.250%) for the unused portion of the Credit Facility. As of October 31, 2023, the applicable rate was RFR + 1.25%.
The weighted average interest rate of borrowings outstanding for the twelve-month periods ended October 31, 2023 and 2022 was 6.01% and 2.16%, respectively. We were in compliance with our debt covenants as of October 31, 2023. For additional details of the Revolving Credit Facility, see Note 9, “Debt,” included elsewhere within this Annual Report on Form 10-K.
We expect to repatriate excess cash moving forward and use the funds to retire debt or meet current working capital needs. We believe our business model, our current cash reserves and the recent steps we have taken to strengthen our balance sheet leave us well-positioned to manage our business and remain in compliance with our debt covenants.
Analysis of Cash Flow
The following table summarizes our cash flow results for the years ended October 31, 2023, 2022, and 2021:

	Year Ended October 31,
	2023	2022	2021
	(In thousands)
Cash flows provided by operating activities	$147,052	$97,965	$78,588
Cash flows used for investing activities	$(128,439)	$(32,962)	$(18,708)
Cash flows used for financing activities	$(16,151)	$(45,879)	$(71,861)
Our year-over-year cash flow analysis follows. Our cash flow analysis for the fiscal years ended October 31, 2022 and 2021 for the prior year comparative periods can be found in the annual report on Form 10-K for the year ended October 31, 2022.
Operating Activities
Cash provided by operating activities increased $49.1 million for the year ended October 31, 2023 compared to the year ended October 31, 2022. The increase in operating cash flows is primarily due to favorable changes to working capital partially offset by lower net income year-over-year due to a decrease in customer demand. The favorable changes in working capital were largely driven by a decrease in inventory value due to raw material price deflation partially offset by a decrease in accounts payable.
Investing Activities
Cash used for investing activities for the year ended October 31, 2023 increased $95.5 million compared to the year ended October 31, 2022, primarily as a result of the acquisition of the LMI Custom Mixing assets.
At October 31, 2023, we had firm purchase commitments of approximately $1.4 million for the purchase or construction of capital assets. We plan to fund these capital expenditures through cash from operations or borrowings under our revolving credit facility.
Financing Activities
Cash used for financing activities was $16.2 million for the year ended October 31, 2023 compared to the year ended October 31, 2022, which included $10.6 million of dividends paid to our shareholders, and $5.6 million related to the purchase of treasury stock.
Liquidity Requirements
Our strategy for deploying cash is to invest in organic growth opportunities, develop our infrastructure, and explore strategic acquisitions. Other uses of cash include paying cash dividends to our shareholders and repurchasing our own stock. We maintain cash balances in foreign countries which totaled $17.8 million and $13.6 million as of October 31, 2023 and 2022. During the years ended October 31, 2023 and 2022, we repatriated $47.1 million and $28.9 million, respectively, of foreign earnings from our international divisions.
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
Issuer Purchases of Equity Securities
During December 2021, our Board of Directors approved a new stock repurchase program that authorized the repurchase of up to $75.0 million worth of shares of our common stock. During the years ended October 31, 2023, 2022 and 2021, we purchased 275,000, 291,000 and 478,311 shares, respectively, at a cost of $5.6 million, $6.6 million and $11.2 million, respectively, under these programs.
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

Impairment or Disposal of Long-Lived Assets
Property, Plant and Equipment and Intangible Assets with Defined Lives
We make judgments and estimates in conjunction with the carrying value of our long-term assets, including property, plant and equipment, and identifiable intangibles. These judgments may include the basis for capitalization, depreciation and amortization methods and the useful lives of the underlying assets. In accordance with U.S. GAAP, we review the carrying values of these assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We determine that the carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value exceeds the sum of the undiscounted cash flows and after considering alternate uses for the asset, an impairment charge would be recorded in the period in which such review is performed. We measure the impairment loss as the amount by which the carrying amount of the long-lived asset exceeds its fair value. Fair value is determined by reference to quoted market prices in active markets, if available, or by calculating the discounted cash flows associated with the use and eventual disposition of the asset. Therefore, if there are indicators of impairment, we are required to make long-term forecasts of our future revenues and costs related to the assets subject to review. Forecasts require assumptions about demand for our products and future market conditions. Although there may be no indicators of impairment in the current period, unanticipated changes to assumptions or circumstances in future periods could result in an impairment charge in the period of the change. No impairment charges were incurred with regard to our property, plant and equipment for the years ended October 31, 2023, 2022 and 2021.
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

At our annual testing date, August 31, 2023, we had six reporting units with goodwill balances: three reporting units included in our NA Fenestration operating segment, two reporting units included in our EU Fenestration operating segment, and one reporting unit included in our NA Cabinet Components operating segment. We performed a qualitative assessment for the three of the reporting units in the NA Fenestration segment and the two reporting units in the EU Fenestration segment. This review included an analysis of historical goodwill test results, operating results relative to forecast, projected results over the next five years, and other measures and concluded that there were no indicators of potential impairment associated with these reporting units. Therefore, no additional testing was deemed necessary for the reporting units in the NA Fenestration segment and the EU Fenestration segment that were assessed qualitatively. We also updated the quantitative assessments for the reportable unit in the NA Cabinet Components segment. We determined the fair value of these reportable units exceeded the carrying value by 12.9% and concluded that no impairment was necessary.
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
Annually, we evaluate our tax positions to determine if there have been any changes in uncertain tax positions or if there has been a lapse in the statute of limitations with regard to such positions. As of October 31, 2023 and 2022 our liability for uncertain tax positions was $0.3 million and $1.4 million, respectively. These tax positions related to certain federal and state tax items regarding the interpretation of tax laws and regulations.
We believe we will have sufficient taxable income in the future to fully utilize our deferred tax assets recorded as of October 31, 2023, net of our valuation allowance. There is a risk that our estimates related to the future use of loss carry forwards and our ability to realize our deferred tax assets may not come to fruition, and that the results could materially impact our financial position and results of operations. Our total gross deferred tax assets as of October 31, 2023 and 2022 were $11.8 million and $13.9 million, respectively, for which we reserved a valuation allowance of $0.6 million and $0.5 million for the corresponding periods.
Inventory
We record inventory at the lower of cost or net realizable value. Inventories are valued using the first-in first-out (FIFO) method. Fixed costs related to excess manufacturing capacity have been expensed in the period, and therefore, are not capitalized into inventory. Inventory quantities are regularly reviewed and provisions for excess or obsolete inventory are recorded primarily based on our forecast of future demand and market conditions. Significant unanticipated changes to our forecasts or changes in the net realizable value of our inventory would require a change in the provision for excess or obsolete inventory. For the years ended October 31, 2023, 2022 and 2021, our inventory reserves are approximately 3% of gross inventory.
Retirement Plans
We have historically sponsored a defined benefit pension plan. On January 1, 2020, we enacted changes to our pension plan whereby the benefits for all participants were frozen and thereafter those participants will receive increased benefits in the company sponsored defined contribution plan in lieu of participation in a defined benefit plan. During the three months ended October 31, 2023, we contributed $6.3 million to the pension plan and settled the pension benefit obligation and the defined benefit pension plan as terminated. As a result, our accumulated benefit obligation was zero as of October 31, 2023.
Under U.S. GAAP, we are not required to immediately recognize the effects of a deviation between actual and assumed experience under our pension plan, or to revise our estimate as a result. This approach allows the favorable and unfavorable effects that fall within an acceptable range to be netted and disclosed as an unrecognized gain or loss. As of October 31, 2023 and 2022, a net actuarial loss of zero and $3.6 million, respectively, was included in our accumulated other comprehensive income. There were no net prior service costs or transition obligations for the years ended October 31, 2023 and 2022.
Contractual Obligations and Commercial Commitments
Our contractual obligations and commercial commitments include unconditional purchase obligations which consist of commitments to buy miscellaneous parts, inventory, and expenditures related to capital projects in progress.
Our supplemental benefit plan and deferred compensation plans were terminated in June 2023. As a result, our liabilities for these plans will be distributed in June 2024 in accordance with IRS requirements. As of October 31, 2023, our liability under the supplemental benefit plan and the deferred compensation plan was approximately $2.0 million and $3.9 million, respectively.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as such term is defined in the rules promulgated by the SEC, that we believe would be material to investors and for which it is reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Effects of Inflation
We have experienced the impact of inflation on our cost of raw materials, labor, freight and overhead, particularly during the year ended October 31, 2023.  Although we use contractual price indexing along with periodic base price increases to minimize the effect of inflation on our results, we have not been able to fully recover all of the inflationary cost increases.  We cannot provide assurance that our results of operations and financial position will not be materially impacted by inflation in the future.
Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standards setting bodies that we adopt as of the specified effective date. We did not adopt any new accounting pronouncements during the twelve months ended October 31, 2023. As of October 31, 2023, we believe the impact of any recently issued standards that are not yet effective are either not applicable to us at this time or will not have a material impact on our condensed consolidated financial statements upon adoption.
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
Interest Rate Risk
Our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Based upon the balances of the variable rate debt at October 31, 2023, a hypothetical 1.0% increase or decrease in interest rates could result in approximately $0.2 million of additional pre-tax charges or credit to our operating results. This sensitivity pertains primarily to our outstanding revolving credit facility borrowings outstanding under the Credit Facility as of October 31, 2023.
Foreign Currency Rate Risk
Our international operations have exposure to foreign currency rate risks, primarily due to fluctuations in the Euro, the British Pound Sterling and the Canadian Dollar. From time to time, we enter into foreign exchange contracts associated with our operations to manage a portion of the foreign currency rate risk. There were no derivatives outstanding as of October 31, 2023 or 2022.

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

Item 8. Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS

Quanex Building Products Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Quanex Building Products Corporation

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Quanex Building Products Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of October 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of October 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated December 15, 2023 expressed an unqualified opinion.

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
December 15, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Quanex Building Products Corporation
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Quanex Building Products Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of October 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended October 31, 2023, and our report dated December 15, 2023 expressed an unqualified opinion on those financial statements.

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
December 15, 2023

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2023 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on this assessment, management has concluded that, as of October 31, 2023, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles based on such criteria.
Grant Thornton LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED BALANCE SHEETS
As of October 31, 2023 and 2022

	October 31,
	2023	2022
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$58,474	$55,093
Accounts receivable, net of allowance for credit losses of $843 and $289	97,311	96,018
Inventories, net	97,959	120,890
Income taxes receivable	8,298	—
Prepaid and other current assets	11,558	8,664
Total current assets	273,600	280,665
Property, plant and equipment, net of accumulated depreciation of $368,763 and $348,528	250,664	180,400
Operating lease right-of-use assets	46,620	56,000
Goodwill	182,956	137,855
Intangible assets, net	74,115	65,035
Other assets	3,188	4,662
Total assets	$831,143	$724,617
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$74,371	$77,907
Accrued liabilities	50,319	52,114
Income taxes payable	384	1,049
Current maturities of long-term debt	2,365	1,046
Current operating lease liabilities	7,224	7,727
Total current liabilities	134,663	139,843
Long-term debt	66,435	29,628
Noncurrent operating lease liabilities	40,361	49,286
Deferred pension	—	3,917
Deferred income taxes	29,133	22,277
Liability for uncertain tax positions	250	1,361
Other liabilities	14,747	13,470
Total liabilities	285,589	259,782
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, shares authorized 1,000,000 issued and outstanding - none	—	—
Common stock, $0.01 par value, shares authorized 125,000,000 issued 37,176,958 and 37,211,056 respectively; outstanding 33,011,119 and 33,129,250, respectively	372	372
Additional paid-in-capital	251,576	251,947
Retained earnings	409,318	337,456
Accumulated other comprehensive loss	(38,141)	(49,422)
Less: Treasury stock at cost, 4,165,839 and 4,081,806 shares, respectively	(77,571)	(75,518)
Total stockholders’ equity	545,554	464,835
Total liabilities and stockholders' equity	$831,143	$724,617
See notes to consolidated financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended October 31, 2023, 2022 and 2021

	Year Ended October 31,
	2023	2022	2021
	(In thousands, except per share amounts)
Net sales	$1,130,583	$1,221,502	$1,072,149
Cost and expenses:
Cost of sales (excluding depreciation and amortization)	853,059	953,004	831,541
Selling, general and administrative	123,957	117,108	115,967
Restructuring charges	—	—	39
Depreciation and amortization	42,866	40,109	42,732
Operating income	110,701	111,281	81,870
Non-operating (expense) income:
Interest expense	(8,136)	(2,559)	(2,530)
Other, net	(5,519)	1,041	754
Income before income taxes	97,046	109,763	80,094
Income tax expense	(14,545)	(21,427)	(23,114)
Net income	$82,501	$88,336	$56,980

Basic earnings per common share	$2.51	$2.67	$1.72

Diluted earnings per common share	$2.50	$2.66	$1.70

Weighted-average common shares outstanding:
Basic	32,819	33,048	33,193
Diluted	33,026	33,205	33,495

Cash dividends per share	$0.32	$0.32	$0.32

See notes to consolidated financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended October 31, 2023, 2022 and 2021

	Year Ended October 31,
	2023	2022	2021
	(In thousands)
Net income	$82,501	$88,336	$56,980
Other comprehensive income:
Foreign currency translation adjustments gain (loss)	8,542	(28,334)	7,152
Change in pension from net unamortized gain (pretax)	3,558	897	5,477
Change in pension from net unamortized gain tax expense	(819)	(215)	(1,375)
Total other comprehensive income (loss), net of tax	11,281	(27,652)	11,254
Comprehensive income	$93,782	$60,684	$68,234

See notes to consolidated financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Years Ended October 31, 2023, 2022 and 2021

	Common Stock				Accumulated	Treasury Stock		Total
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Shares	Amount	Stockholders’ Equity
	(In thousands, except share amounts)
Balance at October 31, 2020	37,296,166	$373	$253,458	$213,517	$(33,024)	(4,491,429)	$(78,565)	$355,759
Net income	—	—	—	56,980	—	—	—	56,980
Foreign currency translation adjustments	—	—	—	—	7,152	—	—	7,152
Change in pension from net unamortized gain (net of tax benefit of $1,375)	—	—	—	—	4,102	—	—	4,102
Common dividends ($0.32 per share)	—	—	—	(10,779)	—	—	—	(10,779)
Treasury shares purchased, at cost	—	—	—	—	—	(478,311)	(11,182)	(11,182)
Expense related to stock-based compensation	—	—	1,970	—	—	—		1,970
Stock options exercised	—	—	1,073	—	—	865,393	15,199	16,272
Restricted stock awards granted	—	—	(1,282)	—	—	73,300	1,282	—
Performance restricted stock unit awards vested	—	—	(565)	—	—	32,322	565	—
Other	(22,656)	—	(492)	—	—	—	—	(492)
Balance at October 31, 2021	37,273,510	$373	$254,162	$259,718	$(21,770)	(3,998,725)	$(72,701)	$419,782
Net income	—	—	—	88,336	—	—	—	88,336
Foreign currency translation adjustments	—	—	—	—	(28,334)	—	—	(28,334)
Change in pension from net unamortized gain (net of tax of expense of $215)	—	—	—	—	682	—	—	682
Common dividends ($0.32 per share)	—	—	—	(10,598)	—	—	—	(10,598)
Treasury shares purchased, at cost	—	—	—	—	—	(291,000)	(6,600)	(6,600)
Expense related to stock-based compensation	—	—	2,291	—	—	—		2,291
Stock options exercised	—	—	38	—	—	35,600	651	689
Restricted stock awards granted	—	—	(1,534)	—	—	84,400	1,534	—
Performance restricted stock unit awards vested	—	—	(1,598)	—	—	87,919	1,598	—
Other	(62,454)	(1)	(1,412)	—	—	—	—	(1,413)
Balance at October 31, 2022	37,211,056	$372	$251,947	$337,456	$(49,422)	(4,081,806)	$(75,518)	$464,835
Net income	—	—	—	82,501	—	—	—	82,501
Foreign currency translation adjustments	—	—	—	—	8,542	—	—	8,542
Change in pension from net unamortized gain (net of tax expense of $819)	—	—	—	—	2,739	—	—	2,739
Common dividends ($0.32 per share)	—	—	—	(10,639)	—	—	—	(10,639)
Treasury shares purchased, at cost	—	—	—	—	—	(275,000)	(5,593)	(5,593)
Expense related to stock-based compensation	—	—	2,521	—	—	—		2,521
Stock options exercised	—	—	32	—	—	63,587	1,183	1,215
Restricted stock awards granted	—	—	(1,752)	—	—	94,700	1,752	—
Performance restricted stock unit awards vested	—	—	(605)	—	—	32,680	605	—
Other	(34,098)	—	(567)	—	—	—	—	(567)
Balance at October 31, 2023	37,176,958	$372	$251,576	$409,318	$(38,141)	(4,165,839)	$(77,571)	$545,554
See notes to consolidated financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
For the Years Ended October 31, 2023, 2022 and 2021

	Year Ended October 31,
	2023	2022	2021
	(In thousands)
Operating activities:
Net income	$82,501	$88,336	$56,980
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	42,866	40,109	42,732
Loss on disposition of capital assets	278	109	3,039
Stock-based compensation	2,521	2,291	1,970
Deferred income tax	5,147	2,097	1,785
Other, net	1,529	1,905	2,126
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	6,969	6,945	(19,017)
Decrease (increase) in inventory	30,024	(32,035)	(31,382)
Increase in other current assets	(1,880)	(970)	(1,817)
(Decrease) increase in accounts payable	(11,611)	(3,047)	7,097
(Decrease) increase in accrued liabilities	(4,249)	(3,159)	16,212
Decrease in income taxes payable	(9,009)	(5,192)	(378)
(Decrease) increase in deferred pension	(359)	77	(708)
Increase in other long-term liabilities	683	305	477
Other, net	1,642	194	(528)
Cash provided by operating activities	147,052	97,965	78,588
Investing activities:
Acquisitions, net of cash acquired	(91,302)	—	—
Capital expenditures	(37,390)	(33,121)	(24,008)
Proceeds from disposition of capital assets	253	159	5,300
Cash used for investing activities	(128,439)	(32,962)	(18,708)
Financing activities:
Borrowings under credit facility	102,000	70,500	—
Repayments of credit facility borrowings	(100,000)	(95,500)	(65,000)
Debt issuance costs	—	(1,210)	—
Repayments of other long-term debt	(2,567)	(1,747)	(680)
Common stock dividends paid	(10,639)	(10,598)	(10,779)
Issuance of common stock	1,215	689	16,272
Payroll tax paid to settle shares forfeited upon vesting of stock	(567)	(1,413)	(492)
Purchase of treasury stock	(5,593)	(6,600)	(11,182)
Cash used for financing activities	(16,151)	(45,879)	(71,861)
Effect of exchange rate changes on cash and cash equivalents	919	(4,092)	421
Increase (decrease) in cash and cash equivalents	3,381	15,032	(11,560)
Cash and cash equivalents at beginning of period	55,093	40,061	51,621
Cash and cash equivalents at end of period	$58,474	$55,093	$40,061
See notes to consolidated financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations, Basis of Presentation and Significant Accounting Policies
Nature of Operations
Quanex Building Products Corporation is a component supplier to original equipment manufacturers (OEMs) in the building products industry. These components can be categorized as window and door (fenestration) components and kitchen and bath cabinet components. Examples of fenestration components include: (1) energy-efficient flexible insulating glass spacers, (2) extruded vinyl profiles, (3) window and door screens, and (4) precision-formed metal and wood products. We also manufacture cabinet doors and other components for OEMs in the kitchen and bathroom cabinet industry. In addition, we provide certain other non-fenestration components and products, which include custom mixing, solar panel sealants, trim moldings, vinyl decking, fencing, water retention barriers, and conservatory roof components. We have organized our business into three reportable business segments: (1) North American Fenestration (NA Fenestration), (2) European Fenestration (EU Fenestration) and (3) North American Cabinet Components (NA Cabinet Components). For additional discussion of our reportable business segments, see Note 17, “Segment Information.” We use low-cost production processes and engineering expertise to provide our customers with specialized products for their specific window, door, and cabinet applications. We believe these capabilities provide us with unique competitive advantages. We serve a primary customer base in North America and the United Kingdom (U.K.), and also serve customers in international markets through our operating plants in the U.K. and Germany, as well as through sales and marketing efforts in other countries.
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
The following table summarizes our product sales for the three years ended October 31, 2023, 2022, and 2021 into groupings by segment which we believe depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors. For further details regarding our results by segment, refer to Note 17, “Segment Information.”

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended October 31,
	2023	2022	2021
	(in thousands)
NA Fenestration:
United States - fenestration	$518,396	$609,572	$507,634
International - fenestration	30,100	35,906	34,610
United States - non-fenestration	103,090	29,039	24,534
International - non-fenestration	15,896	12,941	11,554
	$667,482	$687,458	$578,332
EU Fenestration:
International - fenestration	$191,871	$194,854	$199,511
International - non-fenestration	58,903	67,204	52,088
	$250,774	$262,058	$251,599
NA Cabinet Components:
United States - fenestration	$16,899	$17,696	$13,326
United States - non-fenestration	195,866	254,726	230,559
International - non-fenestration	2,680	3,282	2,190
	$215,445	$275,704	$246,075
Unallocated Corporate & Other:
Eliminations	$(3,118)	$(3,718)	$(3,857)
	$(3,118)	$(3,718)	$(3,857)
Net sales	$1,130,583	$1,221,502	$1,072,149
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
Concentration of Credit Risk and Allowance for Credit Losses
Certain of our businesses or product lines are largely dependent on a relatively few large customers. Although we believe we have an extensive customer base, the loss of one of these large customers or if such customers were to incur a prolonged period of decline in business, our financial condition and results of operations could be adversely affected. For the years ended October 31, 2023 and 2022, one customer provided more than 10% of our consolidated net sales. For the year ended October 31, 2021, no customer provided more than 10% of our consolidated net sales.
We have established an allowance for credit losses to estimate the risk of loss associated with our accounts receivable balances. Our policy for determining the allowance is based on factors that affect collectability, including: (a) historical trends of write-offs, recoveries and credit losses; (b) the credit quality of our customers; and (c) projected economic and market conditions. We believe our allowance is adequate to absorb any known or probable losses as of October 31, 2023. Different assumptions or changes in economic circumstances could result in changes to the allowance.

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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

assets were not impaired. Should we be unable to successfully increase prices to offset inflation, it is possible that we could incur an impairment in the future.
There were no other indicators of triggering events noted for any period in the years ended October 31, 2023 and 2022. Therefore, we did not record an impairment charge related to property, plant and equipment or intangible assets with defined lives during the years ended October 31, 2023, 2022 and 2021.
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
The estimated useful lives of our primary asset categories at October 31, 2023 were as follows:

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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

At our annual testing date, August 31, 2023, we had six reporting units with goodwill balances: three reporting units included in our NA Fenestration operating segment, two reporting units included in our EU Fenestration operating segment, and one reporting unit included in our NA Cabinet Components operating segment. We performed a qualitative assessment of three of the reporting units in the NA Fenestration segment and two of the reporting units in the EU Fenestration segment. This review included an analysis of historical goodwill test results, operating results relative to forecast, projected results over the next five years, and other measures and concluded that there were no indicators of potential impairment associated with these reporting units. Therefore, no additional testing was deemed necessary for these five reporting units. Also, at our annual testing date, we performed a quantitative assessment of the reporting unit in our NA Cabinet Components segment primarily due to the impairment of goodwill during the second and fourth quarters of 2019 and the history of a narrow margin of fair value above carrying value in quantitative assessments performed in prior years. We determined that the fair value of this reporting unit exceeded the carrying value and concluded that no impairment was necessary.
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
Retirement Plans
We have historically sponsored a defined benefit pension plan. To measure our liabilities associated with these plans, we made assumptions related to future events, including expected return on plan assets, and rate of compensation increases. The discount rate reflected the rate at which benefits could be effectively settled on the measurement date. We determined our discount rate using a FTSE Above Median pension discount curve whereby target yields were developed from bonds across a range of maturity points, and a curve was fitted to those targets. Spot rates (zero coupon bond yields) were developed from the curve and used to discount benefit payments associated with each future year. During the year ended October 31, 2023, the defined benefit pension plan as terminated and the pension obligation was settled.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
On August 16, 2022, the Inflation Reduction Act of 2022 was enacted into U.S. law. This Act did not have a material impact to our consolidated financial statements.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
We have granted other awards which are linked to the performance of our common stock, but will settle in cash rather than the issuance of shares of our common stock. The value of these awards fluctuates with changes in our stock price, with the resulting gains or losses reflected in the period of the change. We have recorded current and non-current liabilities related to these awards reflected in the accompanying consolidated balance sheets at October 31, 2023 and 2022. See Note 14, “Stock-based Compensation.”
In addition, we have granted performance share awards which use return on net assets as the vesting condition and the awards settle in cash. We use a Monte Carlo simulation model to value the market condition and our stock price on the date of grant to value the internal performance condition and recognize expense ratably over the vesting period of three years. We estimate that the performance measures will be met and shares will vest at target until the year of settlement (third year of cliff vesting). As of October 31, 2023, we have deemed 122,400 performance share awards related to the December 2020 grants as probable to vest.
We have also granted performance restricted stock units which settle in shares upon vesting. These awards cliff vest upon a three-year service period with the absolute performance of our common stock as the vesting criteria. The number of performance restricted stock units earned is variable depending on the metric achieved, and the settlement method is 100% in our common stock, with accrued dividends paid in cash at the time of vesting, assuming the shares had been outstanding throughout the performance period. To value the performance restricted stock units, we use a Monte Carlo simulation model to arrive at a grant-date fair value. This amount will be adjusted for forfeitures and expensed over the three-year term of the award with a credit to additional paid-in-capital. Similar to performance shares, the performance restricted stock units are not considered outstanding shares, do not have voting rights, and are excluded from diluted weighted-average shares used to calculate earnings per share until the performance criteria is probable to result in the issuance of contingent shares. As of October 31, 2023, we have deemed 49,228 shares related to the December 2020 grants of performance restricted stock units as probable to vest.
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
Supplemental Cash Flow Information
The following table summarizes our supplemental cash flow information for the years ended October 31, 2023, 2022 and 2021 (in thousands):

	Year Ended October 31,
	2023	2022	2021
Cash paid for interest	$5,737	$1,982	$1,993
Cash paid for income taxes	22,224	26,410	22,160
Cash received from income tax refunds	2,460	2,235	381
Noncash investing and financing activities:
Increase (decrease) in capitalized expenditures in accounts payable	$1,953	$(1,692)	$1,124
Related Party Transactions
Net sales for the year ended October 31, 2023, 2022, and 2021 included approximately $1.2 million, $1.9 million and zero of transactions with a customer which is a related party with one of our non-employee directors. We performed a review of these transactions, of which no single transaction or series of related transactions exceeded $120,000 in amount, and determined that these transactions were enacted independently of each other in fair transactions. We are not aware of any other related party transactions with any of our current non-employee directors or officers outside of their normal business functions or expected contractual duties.
Subsequent Events
We have evaluated events occurring after the balance sheet date for possible disclosure as a subsequent event through the date the financial statements were issued.
2. Acquisition
On November 1, 2022, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with LMI Custom Mixing, LLC (“LMI”) and the equity owners of LMI, Lauren International, Ltd. and Meteor-US-Beteiligungs GMBH. Under the Purchase Agreement, we acquired substantially all of the operating assets comprising LMI’s polymer mixing and rubber compound production business (collectively, the “Purchased Assets”) and also agreed to assume certain liabilities relating to the Purchased Assets (collectively, the “Acquisition”). As consideration for the Purchased Assets, we paid $91.3 million in cash utilizing funds borrowed under our Credit Facility. Subsequent to the Acquisition, we had approximately $215 million available for use under the Credit Facility. For the twelve months ended October 31, 2023, our consolidated operating results included net sales of $75.6 million and operating income of $8.3 million associated with LMI. In connection with the Acquisition, we amended our existing finance lease with Lauren Real Estate Holding LLC for the purpose of adding an additional lease renewal option and increasing rental space by approximately 60,000 square feet of rental space which was added to the 313,595 square feet of rentable area located in Cambridge, Ohio.
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
Pro Forma Results
We calculated the pro forma impact of the LMI acquisitions and the associated debt financing on our operating results for the twelve months ended October 31, 2022 and 2021. The following pro forma results give effect to these acquisitions, assuming the transaction occurred on November 1, 2021.

	For the Years Ended
	October 31, 2022	October 31, 2021
	(In thousands, except per share amounts)
	(Unaudited)
Net sales	$1,291,620	$1,129,355
Net income	$94,235	$61,621
Basic earnings per share	$2.85	$1.86
Diluted earnings per share	$2.84	$1.84
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Accounts Receivable and Allowance for Credit Losses
Accounts receivable consisted of the following as of October 31, 2023 and 2022 (in thousands):

	October 31,
	2023	2022
Trade receivables	$97,871	$95,851
Other	283	456
Total	98,154	96,307
Less: Allowance for credit losses	843	289
Accounts receivable, net	$97,311	$96,018
The changes in our allowance for credit losses were as follows (in thousands):

	Year Ended October 31,
	2023	2022	2021
Beginning balance as of November 1, 2022, 2021 and 2020	$289	$340	$161
Current period provision for expected credit losses	711	314	267
Amounts written off	(165)	(299)	(88)
Recoveries	—	10	—
Foreign currency translation adjustments	8	(76)	—
Balance as of October 31, 2023, 2022 and 2021	$843	$289	$340
4. Inventories
Inventories consisted of the following at October 31, 2023 and 2022 (in thousands):

	October 31,
	2023	2022
Raw materials	$55,500	$68,455
Finished goods and work in process	43,394	54,013
Supplies and other	2,179	1,551
Total	101,073	124,019
Less: Inventory reserves	3,114	3,129
Inventories, net	$97,959	$120,890
The changes in our inventory reserve accounts were as follows (in thousands):

	Year Ended October 31,
	2023	2022	2021
Beginning balance as of November 1, 2022, 2021 and 2020	$3,129	$2,936	$6,484
Charged to cost of sales	210	494	(568)
Write-offs	(293)	(133)	(3,060)
Other	68	(168)	80
Balance as of October 31, 2023, 2022 and 2021	$3,114	$3,129	$2,936

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Property, Plant and Equipment
Property, plant and equipment consisted of the following at October 31, 2023 and 2022 (in thousands):

	October 31,
	2023	2022
Land and land improvements	$11,268	$10,702
Buildings and building improvements	149,093	105,696
Machinery and equipment	429,743	384,023
Construction in progress	29,323	28,507
Property, plant and equipment, gross	619,427	528,928
Less: Accumulated depreciation	368,763	348,528
Property, plant and equipment, net	$250,664	$180,400
Depreciation expense for the years ended October 31, 2023, 2022, and 2021 was $27.6 million, $26.9 million and $28.8 million, respectively.
If there are indicators of potential impairment, we evaluate our property, plant and equipment for recoverability over the remaining useful lives of the assets. We did not incur impairment losses associated with these assets for the years ended October 31, 2023, 2022, and 2021. See further discussion at Note 1, “Nature of Operations, Basis of Presentation and Significant Accounting Policies - Long-Lived Assets - Property, Plant and Equipment and Intangible Assets with Defined Lives.”
6. Leases
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The table below presents the lease-related assets and liabilities recorded on the balance sheet at October 31, 2023 and 2022 (in thousands):

		October 31,
Leases	Classification	2023	2022
Assets
Operating lease assets	Operating lease right-of-use assets	$46,620	$56,000
Finance lease assets	Property, plant and equipment (less accumulated depreciation of $6,691 and $3,726)	58,496	22,003
Total lease assets		$105,116	$78,003

Liabilities
Current
Operating	Current operating lease liabilities	$7,224	$7,727
Finance	Current maturities of long-term debt	2,676	1,336
Noncurrent
Operating	Noncurrent operating lease liabilities	40,361	49,286
Finance	Long-term debt	52,309	17,816
Total lease liabilities		$102,570	$76,165
The table below presents the components of lease costs for the year ended October 31, 2023 and 2022 (in thousands):

	Year Ended October 31,
	2023	2022
Operating lease cost	$9,145	$9,934
Finance lease cost
Amortization of leased assets	3,285	1,332
Interest on lease liabilities	2,425	583
Variable lease costs	1,663	977
Total lease cost	$16,518	$12,826
The table below presents supplemental cash flow information related to leases for the year ended October 31, 2023 and 2022 (in thousands):

	Year Ended October 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Finance leases - financing cash flows	$2,397	$1,162
Finance leases - operating cash flows	$2,425	$583
Operating leases - operating cash flows	$9,179	$9,955

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$7,509	$13,872
Finance leases	$26,531	$6,467

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The table below presents the weighted average remaining lease terms and weighted average discount rates for the Company's leases as of October 31, 2023 and 2022:

	October 31,
	2023	2022
Weighted average remaining lease term (in years)
Operating leases	10.7	10.8
Financing leases	18.7	13.7

Weighted average discount rate
Operating leases	4.09%	3.84%
Financing leases	4.52%	3.78%
The table below presents the maturity of the lease liabilities as of October 31, 2023 (in thousands):

	Operating Leases	Finance Leases
2024	$8,825	$5,061
2025	7,597	4,979
2026	6,268	4,812
2027	5,214	4,671
2028	4,312	4,534
Thereafter	28,097	57,936
Total lease payments	60,313	81,993
Less: present value discount	12,728	27,008
Total lease liabilities	$47,585	$54,985

7. Goodwill and Intangible Assets
Goodwill
The change in the carrying amount of goodwill for the years ended October 31, 2023 and 2022 was as follows (in thousands):

	Year Ended October 31,
	2023	2022
Beginning balance as of November 1, 2022 and 2021	$137,855	$149,205
LMI acquisition	41,393	—
Foreign currency translation adjustment	3,708	(11,350)
Balance as of October 31, 2023 and 2022	$182,956	$137,855
At our annual testing date, August 31, 2023, we had six reporting units with goodwill balances. Three of these units were included in our NA Fenestration segment and had goodwill balances of $41.4 million, $35.9 million and $2.8 million, two units were included in our EU Fenestration segment with goodwill balances of $47.8 million and $15.9 million, and our NA Cabinet Components segment had one unit with a goodwill balance of $39.2 million. The details of the results of our goodwill assessments during the year ended October 31, 2023 are more fully described at Note 1, “Nature of Operations, Basis of Presentation and Significant Accounting Policies - Long-Lived Assets - Goodwill.” For a summary of the change in the carrying amount of goodwill by segment, see Note 17, “Segment Information.”

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Identifiable Intangible Assets
Amortizable intangible assets consisted of the following as of October 31, 2023 and 2022 (in thousands):

	October 31, 2023	October 31, 2023		October 31, 2022
	Remaining Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	11 years	$157,629	$99,230	$139,607	$88,646
Trademarks and trade names	6 years	55,519	42,879	54,389	40,610
Patents and other technology	13 years	25,127	22,051	22,390	22,095
Total		$238,275	$164,160	$216,386	$151,351
We do not estimate a residual value associated with these intangible assets. See additional disclosure at Note 1, "Nature of Operations, Basis of Presentation and Significant Accounting Policies - Restructuring."
The aggregate amortization expense associated with identifiable intangible assets for the years ended October 31, 2023, 2022, and 2021 was $12.1 million, $11.9 million and $12.8 million, respectively.
Estimated remaining amortization expense, assuming current intangible balances and no new acquisitions, for future fiscal years as of October 31, 2023 (in thousands):

Estimated Amortization Expense
2024	$11,278
2025	10,051
2026	9,976
2027	9,977
2028	4,743
Thereafter	28,090
Total	$74,115
We did not incur impairment losses related to our identifiable intangible assets during the years ended October 31, 2023, 2022, and 2021.
8. Accrued Liabilities

Accrued liabilities consisted of the following at October 31, 2023 and 2022 (in thousands):

	October 31,
	2023	2022
Payroll, payroll taxes and employee benefits	$18,184	$23,878
Accrued insurance and workers compensation	7,754	7,232
Sales allowances	5,237	7,456
Deferred compensation (current portion)	1,969	—
Goods and services	4,189	—
Deferred revenue	1,021	792
Warranties	15	13
Audit, legal, and other professional fees	3,572	3,136
Accrued taxes, other	1,980	2,864
Freight	1,071	666
Utilities	1,389	539
Other	3,938	5,538
Accrued liabilities	$50,319	$52,114

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Debt
Long-term debt consisted of the following at October 31, 2023 and 2022 (in thousands):

	October 31,
	2023	2022
Revolving Credit Facility	$15,000	$13,000
Finance lease obligations and other	55,000	19,202
Unamortized deferred financing fees	(1,200)	(1,528)
Total debt	68,800	30,674
Less: Current maturities of long-term debt	2,365	1,046
Long-term debt	$66,435	$29,628
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
Interest payments for the Credit Facility are calculated, at our election and depending upon the Consolidated Net Leverage Ratio, at a Base Rate plus an applicable margin or at the same rate as Risk-Free Rate (“RFR”) Loans for domestic borrowings or Eurocurrency Rate Loans plus an applicable margin. In addition, we are subject to commitment fees for the unused portion of the Credit Facility. As of October 31, 2023, the applicable rate was RFR + 1.25%.
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
As of October 31, 2023, we had $15.0 million of borrowings outstanding under the Credit Facility (reduced by unamortized debt issuance costs of $1.2 million), $5.0 million of outstanding letters of credit and $55.0 million outstanding

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

primarily under finance leases and other debt. We had $305.0 million available for use under the Credit Facility at October 31, 2023. The borrowings outstanding as of October 31, 2023 under the Credit Facility accrue interest at 6.67% per annum, and our weighted average borrowing rate for borrowings outstanding during the years ended October 31, 2023 and 2022 was 6.01% and 2.16%, respectively. We were in compliance with our debt covenants as of October 31, 2023.
We maintain certain finance lease obligations related to equipment purchases, vehicles, and warehouse space. Refer to Note 6 “Leases” for further information regarding our finance leases.
The table below presents the scheduled maturity dates of our long-term debt outstanding (excluding deferred financing fees of $1.2 million) at October 31, 2023 (in thousands):

	Revolving Credit Facility	Finance Leases and Other Obligations	Aggregate Maturities
2024	$—	$5,076	$5,076
2025	—	4,979	4,979
2026	—	4,812	4,812
2027	15,000	4,671	19,671
2028	—	4,534	4,534
Thereafter	—	57,936	57,936
Total debt payments	15,000	82,008	97,008
Less: present value discount of finance leases	—	(27,008)	(27,008)
Total	$15,000	$55,000	$70,000
10. Retirement Plans
We have a number of retirement plans covering substantially all employees. We provide both defined benefit and defined contribution plans. In general, an employee’s coverage for retirement benefits depends on the location of employment.
Defined Benefit Plan
Our non-contributory, single employer defined benefit pension plan covered certain of our employees in the U.S. On January 1, 2020 we enacted changes to our pension plan whereby the benefits for all participants were frozen and thereafter those participants will receive increased benefits in the Company sponsored defined benefit plan in lieu of participation in a defined benefit plan. As a result of freezing the plan on January 1, 2020, we remeasured the pension assets and obligations for the pension plan, which resulted in a decrease to our projected benefit obligation and a corresponding net actuarial gain that was recorded in accumulated other comprehensive income.
During the year ended October 31. 2023, we terminated our defined contribution plan and settled the obligation during the three months ended October 31, 2023. Until such time that the termination was complete, the participants received an interest related credit on their respective balance equivalent to the prevailing 30-year Treasury rate. The majority of our pension plan participants had their benefit determined pursuant to the cash balance formula. For the remaining participants, the benefit formula was a traditional formula for retirement benefits, whereby the plan payed benefits to employees using a formula which considered years of service and pensionable compensation.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Funded Status and Net periodic Benefit Cost
The changes in benefit obligation and plan assets, and our funded status (reported in deferred pension and postretirement benefits on the consolidated balance sheets) were as follows (in thousands):

	October 31,
Change in Benefit Obligation:	2023	2022
Beginning balance as of November 1, 2022 and 2021	$32,529	$42,379
Service cost	383	860
Interest cost	1,558	806
Actuarial loss (gain)	1,315	(6,944)
Benefits paid	(389)	(349)
Administrative expenses	(356)	(604)
Settlements	(35,040)	(3,619)
Projected benefit obligation at October 31, 2023 and 2022	$—	$32,529
Change in Plan Assets:
Beginning balance as of November 1, 2022 and 2021	$28,612	$37,642
Actual return on plan assets	862	(4,458)
Employer contributions	6,311	—
Benefits paid	(389)	(349)
Administrative expenses	(356)	(604)
Settlements	(35,040)	(3,619)
Fair value of plan assets at October 31, 2023 and 2022	$—	$28,612
Noncurrent liability - Funded Status	$—	$(3,917)
As of October 31, 2023 and 2022, included in our accumulated comprehensive loss was a net actuarial loss of zero and $3.6 million, respectively. There were no net prior service costs or transition obligations for the years ended October 31, 2023 and 2022.
As of October 31, 2023 and 2022, the accumulated benefit obligation was zero and $32.5 million, respectively. The accumulated benefit obligation is the present value of pension benefits (whether vested or unvested) attributed to employee service rendered before the measurement date, and based on employee service and compensation prior to that date. The accumulated benefit obligation differs from the projected benefit obligation in that it includes no assumption about future compensation levels.
The net periodic benefit cost for the years ended October 31, 2023, 2022 and 2021, was as follows (in thousands):

	Year Ended October 31,
	2023	2022	2021
Service cost	$383	$860	$850
Interest cost	1,558	806	756
Expected return on plan assets	(1,465)	(1,991)	(1,960)
Amortization of net loss	42	6	143
Settlements	5,431	396	222
Net periodic benefit cost	$5,949	$77	$11

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The changes in plan assets and projected benefit obligations which were recognized in our other comprehensive loss for the years ended October 31, 2023, 2022 and 2021 were as follows (in thousands):

	Year Ended October 31,
	2023	2022	2021
Net loss (gain) arising during the period	$1,915	$(495)	$(5,112)
Less: Amortization of net loss	42	6	143
Less: Settlements	5,431	396	222
Total recognized in other comprehensive income	$(3,558)	$(897)	$(5,477)
Measurement Date and Assumptions
We generally determine our actuarial assumptions on an annual basis, with a measurement date of October 31. The following table presents our assumptions for pension benefit calculations for the years ended October 31, 2023, 2022 and 2021:

	For the Year Ended October 31,
	2023	2022	2021	2023	2022	2021
Weighted Average Assumptions:	Benefit Obligation			Net Periodic Benefit Cost
Discount rate	—%	5.36%	2.77%	5.36%	2.77%	2.60%
Rate of compensation increase	—%	—%	—%	—%	—%	—%
Expected return on plan assets	n/a	n/a	n/a	5.50%	5.50%	6.00%
The discount rate was used to calculate the present value of the projected benefit obligation for pension benefits. The rate reflected the amount at which benefits could be effectively settled on the measurement date. We used the FTSE Above Median Model whereby target yields are developed from bonds across a range of maturity points, and a curve is fitted to those targets. Spot rates (zero coupon bond yields) are developed from the curve and used to discount benefit payments associated with each future year. This model assumes spot rates will remain level beyond the 30-year point. We determine the present value of plan benefits by applying the discount rates to projected benefit cash flows.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Plan Assets
The following tables provides our asset allocation by asset category and fair value measurements as of October 31, 2022. Our asset balance as of October 31, 2023 was zero as all funds were used during the settlement process.

Actual Allocation
October 31, 2022
Equity securities	—%
Fixed income	100.0%

Fair Value Measurements at
October 31, 2022
(In thousands)
Money market fund	$22,508

High-quality core bond	4,980
High-quality government bond	547
High-yield bond	577
Fixed income	$6,104
Total securities(1)	$28,612
(1)Quoted prices in active markets for identical assets (Level 1).
Benefit Payments and Funding
For the fiscal years ended October 31, 2023, 2022 and 2021, we made total pension contributions of $6.3 million, zero and $0.5 million, respectively. As of October 31, 2023, no more contributions are expected to be made to the plan.
Defined Contribution Plan
We also sponsor two defined contribution plans into which we and our employees make contributions. As of January 1, 2020, we match 100% up to the first 5% of employee annual salary deferrals under our plan for all employees excluding NA Cabinet Components participants, who receive a 100% match up to 4% of employee annual salary deferrals. Between January 1, 2018 and January 1, 2020, we matched 50% up to the first 5% of employee salary deferrals. We do not offer our common stock as a direct investment option under these plans. For the years ended October 31, 2023, 2022 and 2021, we contributed approximately $6.5 million, $6.8 million and $6.3 million for these plans, respectively.
Other Plans
We have supplemental benefit plans covering certain executive officers and a non-qualified deferred compensation plan covering members of the Board of Directors and certain key employees. As of October 31, 2023 and 2022, our liability under the supplemental benefit plan was approximately $2.0 million and $1.9 million, respectively. During the year ended October 31, 2023, the supplemental benefit plan was terminated. Benefits associated with this plan will be distributed in June 2024 in accordance with Internal Revenue Service regulations. As of October 31, 2023 and 2022 our liability under the deferred compensation plan was approximately $3.9 million and $3.3 million, respectively. As of October 31, 2023 and 2022, the current portion of these liabilities was recorded under the caption “Accrued Liabilities,” and the long-term portion was included under the caption “Other Liabilities” in the accompanying balance sheets.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Income Taxes
The provision or benefit for income taxes includes U.S. federal income taxes (determined on a consolidated return basis), foreign income taxes and state income taxes. We provide for income taxes on taxable income at the applicable statutory rates. The following table summarizes the components of income tax expense for the years ended October 31, 2023, 2022 and 2021 (in thousands):

	Year Ended October 31,
	2023	2022	2021
Current
Federal	$2,631	$11,553	$10,993
State and local	1,860	740	3,447
Non-United States	4,907	7,037	6,889
Total current	9,398	19,330	21,329
Deferred
Federal	4,637	2,127	(842)
State and local	1,015	(229)	(277)
Non-United States	(505)	199	2,904
Total deferred	5,147	2,097	1,785
Total income tax expense	$14,545	$21,427	$23,114

For financial reporting purposes, income before income taxes for the years ended October 31, 2023, 2022 and 2021 includes the following components (in thousands):

	Year Ended October 31,
	2023	2022	2021
Domestic	$42,586	$64,850	$36,879
Foreign	54,460	44,913	43,215
Total income before income taxes	$97,046	$109,763	$80,094

The following table reconciles our effective income tax rate to the federal statutory rate for the years ended October 31, 2023, 2022 and 2021:

	Year Ended October 31,
	2023	2022	2021
United States tax at statutory rate	21.0%	21.0%	21.0%
State and local income taxes net of federal tax benefit	1.8%	1.6%	2.3%
Foreign tax rate differential	1.1%	0.3%	0.5%
U.K. patent box benefit	(5.9)%	(1.2)%	(1.4)%
U.S. income tax credits	(4.9)%	(3.2)%	(4.2)%
Foreign inclusions (including global intangible low-taxed income)	4.6%	3.2%	4.2%
Permanent differences	1.3%	0.6%	1.7%
Tax return to accrual adjustments	(2.3)%	(3.0)%	(1.5)%
Change in deferred tax rate	—%	—%	3.9%
Change in uncertain tax position	(1.1)%	—%	1.1%
Other	(0.6)%	0.2%	1.3%
Effective tax rate	15.0%	19.5%	28.9%

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our earnings from our foreign subsidiaries qualifies for Dividend Received Deduction and are not subject to withholding taxes upon remittances to the U.S. As a result, we do not anticipate any significant future tax impacts from any potential repatriation of previously unremitted foreign earnings. The amount of undistributed foreign earnings from international operations as of the years ended October 31, 2023 and 2022, respectively, was $21.3 million and $19.8 million.
Significant components of our net deferred tax liabilities and assets were as follows (in thousands):

	October 31,
	2023	2022
Deferred tax assets:
Employee benefit obligations	$6,148	$8,046
Accrued liabilities and reserves	1,130	1,430
Pension and other benefit obligations	27	1,426
Inventory	1,159	1,409
Research and development	2,075	—
Loss and tax credit carry forwards	1,203	1,589
Other	98	—
Total gross deferred tax assets	11,840	13,900
Less: Valuation allowance	585	534
Total deferred tax assets, net of valuation allowance	11,255	13,366
Deferred tax liabilities:
Property, plant and equipment	21,480	15,467
Goodwill and intangibles	18,908	20,162
Other	—	14
Total deferred tax liabilities	40,388	35,643
Net deferred tax liabilities	$29,133	$22,277
As of October 31, 2023, gross state operating loss carry forwards totaled $24.9 million. The majority of these losses begin to expire in 2033. We evaluate tax benefits of operating losses and tax credit carry forwards on an ongoing basis, including a review of historical and projected future operating results, the eligible carry forward period and other circumstances. We have recorded a valuation allowance for certain state net operating losses as of October 31, 2023 and 2022, totaling $0.6 million and $0.5 million, respectively. During the year ended October 31, 2023, we recorded a net $0.1 million increase in our state valuation allowance. The valuation allowance can be affected in future periods by changes to tax laws, changes to statutory tax rates, and changes in estimates of future taxable income. To fully realize these net deferred tax assets, we will need to generate sufficient future taxable income in the jurisdictions where these tax attributes exist during the periods in which the attributes can be utilized. As of each reporting date, management considers the weight of all evidence, both positive and negative, to determine if a valuation allowance is necessary for each jurisdiction’s net deferred tax assets. We place greater weight on historical evidence over future predictions of our ability to utilize net deferred tax assets. We consider future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences, and taxable income in prior carryback year(s) if carryback is permitted under applicable law.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table shows the change in the unrecognized income tax benefit associated with uncertain tax positions for the years ended October 31, 2023, 2022 and 2021 (in thousands):

Unrecognized Income Tax Benefits
Balance at October 31, 2020	$522
Additions for tax positions related to the prior year	953
Reassessment of position	(87)
Balance at October 31, 2021	$1,388
Reassessment of position	(27)
Balance at October 31, 2022	$1,361
Lapse of statute of limitations	(1,111)
Balance at October 31, 2023	$250
We account for uncertain tax benefits in accordance with guidance in ASC 740, which prescribes the minimum recognition threshold a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. During the year ended October 31, 2023, we reversed $1.1 million of unrecognized tax benefits due to expiration of the statute of limitations. The remaining liability for unrecognized tax benefits of $0.2 million related to certain state tax items regarding the interpretation of tax laws and regulations, including a minimal amount of interest and penalties. We include all interest and penalties related to uncertain tax benefits within our income tax provision account. To the extent interest and penalties are not assessed with respect to uncertain tax positions or the uncertainty of deductions in the future, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
We, along with our subsidiaries, file income tax returns in the U.S. and various state jurisdictions as well as in the U.K., Germany and Canada. In certain jurisdictions, the statute of limitations has not yet expired. We generally remain subject to examination of our U.S. income tax returns for 2020 and subsequent years. We generally remain subject to examination of our various state and foreign income tax returns for a period of four to five years from the date the return was filed. The state impact of a reported federal adjustment or change remains subject to examination by various states within the longer of one year or the expiration date of the otherwise applicable statute of limitations.
12. Commitments and Contingencies
Purchase Obligations
We are a party to non-cancelable purchase obligations primarily for door hardware, primary and secondary steel and primary and secondary aluminum used in our manufacturing processes, as well as expenditures related to capital projects in progress. We paid $10.1 million and $11.0 million pursuant to these arrangements for the years ended October 31, 2023 and 2022, respectively. These obligations total $7.9 million and $7.6 million at October 31, 2023 and 2022, respectively, and extend through fiscal 2024. Future amounts paid pursuant to these arrangements will depend, to some extent, on our usage.
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
From time to time, we incur routine expenses and capital expenditures associated with compliance with existing environmental regulations, including control of air emissions and water discharges, and plant decommissioning costs. We have not incurred any material expenses or capital expenditures related to environmental matters during the past three fiscal years,

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

and do not expect to incur a material amount of such costs in fiscal 2024. While we will continue to have future expenditures related to environmental matters, any such amounts are impossible to reasonably estimate at this time. Based upon our experience to date, we do not believe that our compliance with environmental requirements will have a material adverse effect on our operations, financial condition or cash flows.
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
Carrying amounts reported on the balance sheets for cash, cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. Our outstanding debt is variable rate debt that re-prices frequently, thereby limiting our exposure to significant changes in interest rate risk. As a result, the fair value of our debt instruments approximates carrying value at October 31, 2023 and 2022 (Level 2 measurement).
Our restricted stock units and performance share awards are marked-to-market on a quarterly basis during a three-year vesting period based on market data (Level 2 measurement). For further information refer to Note 14, “Stock-Based Compensation - Performance Share Awards.”

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
Restricted Stock Awards
Restricted stock awards are granted to key employees and officers annually, and typically cliff vest over a three-year period with service and continued employment as the only vesting criteria. The recipient of a restricted stock award is entitled to all of the rights of a shareholder, except that the awards are nontransferable during the vesting period and dividends are not paid until vesting. The fair value of the restricted stock award is established on the grant date and then expensed over the vesting period resulting in an increase in additional paid-in-capital. Shares are generally issued from treasury stock at the time of grant.
A summary of non-vested restricted stock award activity during the years ended October 31, 2023, 2022 and 2021, follows:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value per Share
Non-vested at October 31, 2020	187,500	$16.82
Granted	73,300	20.68
Vested	(44,400)	20.70
Forfeited	—	—
Non-vested at October 31, 2021	216,400	17.28
Granted	84,400	22.54
Vested	(88,700)	13.74
Forfeited	—	—
Non-vested at October 31, 2022	212,100	20.86
Granted	94,700	23.49
Vested	(54,400)	18.49
Forfeited	(10,100)	22.30
Non-vested at October 31, 2023	242,300	$22.36
The total weighted average grant-date fair value of restricted stock awards that vested during the years ended October 31, 2023, 2022 and 2021 was $1.0 million, $1.2 million and $0.9 million, respectively. As of October 31, 2023, total unrecognized compensation cost related to unamortized restricted stock awards totaled $2.2 million. We expect to recognize this expense over the remaining weighted average period of 1.8 years.
Stock Options
Historically, stock options have been awarded to key employees, officers and non-employee directors. In December 2017, the Compensation & Management Development Committee of the Board of Directors approved a change to the long-term incentive award program eliminating the grant of stock options and replacing this award with a grant of performance restricted stock units as further described below. As a result, stock options were not granted during the years ended October 31, 2023, 2022 and 2021. Stock options typically vested ratably over a three-year period with service and continued employment as the

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

vesting conditions. Our stock options may be exercised up to a maximum of ten years from the date of grant. The fair value of the stock options was determined on the grant date and expensed over the vesting period resulting in an increase in additional paid-in-capital. We used the Black-Scholes pricing model to estimate the grant date fair value. The inputs to this model included expected volatility, expected term, a risk-free rate and expected dividend rate at the time of grant. For employees who were nearing retirement-eligibility, we recognized stock option expense ratably over the shorter of the vesting period or the period from the grant-date to the retirement-eligibility date.
The following table summarizes our stock option activity for the years ended October 31, 2023, 2022 and 2021.

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000s)
Outstanding at October 31, 2020	1,095,329	$18.88	3.6	$561
Exercised	(865,393)	18.80
Forfeited/Expired	(11,632)	18.22
Outstanding at October 31, 2021	218,304	$19.37	3.4	$297
Exercised	(35,600)	19.36
Forfeited/Expired	(7,587)	19.04
Outstanding at October 31, 2022	175,117	$19.39	2.9	$485
Exercised	(63,587)	19.12
Forfeited/Expired	(4,000)	21.11
Outstanding at October 31, 2023	107,530	19.48	2.3	$792
Vested at October 31, 2023	107,530	$19.48	2.3	$792
Exercisable at October 31, 2023	107,530	$19.48	2.3	$792
Intrinsic value is the amount by which the market price of the common stock on the date of exercise exceeds the exercise price of the stock option. For the years ended October 31, 2023, 2022 and 2021, the total intrinsic value of our stock options that were exercised totaled $0.5 million, $0.2 million and $4.2 million, respectively.
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
During the years ended October 31, 2023, 2022 and 2021, 38,704, 36,669 and 28,826 restricted stock units, respectively, were granted with corresponding weighted average grant date fair value of $20.67, $22.52, and $18.79, respectively. During the fiscal year ended October 31, 2023, 21,774 restricted stock units, which were awarded to key employees, vested. During the years ended October 31, 2023, 2022 and 2021, we paid $0.4 million, $1.0 million and $0.8 million to settle restricted stock units.

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
The following table summarizes amounts expensed as selling, general and administrative expense related to restricted stock awards, stock options, restricted stock units, performance share awards and performance restricted stock units for the years ended October 31, 2023, 2022 and 2021 (in thousands):

	Year Ended October 31,
	2023	2022	2021
Restricted stock awards	$1,712	$1,452	$1,235
Restricted stock units	1,686	1,167	1,197
Performance share awards	5,106	2,373	4,039
Performance restricted stock units	809	840	729
Total compensation expense	9,313	5,832	7,200
Income tax effect	1,396	1,138	2,078
Net compensation expense	$7,917	$4,694	$5,122

15. Stockholders' Equity
As of October 31, 2023, our authorized capital stock consists of 125,000,000 shares of common stock, at par value of $0.01 per share, and 1,000,000 shares of preferred stock, with no par value. As of October 31, 2023 and 2022, we had 37,176,958 and 37,211,056 shares of common stock issued, respectively, and 33,011,119 and 33,129,250 shares of common stock outstanding, respectively. There were no shares of preferred stock issued or outstanding at October 31, 2023 and 2022.
Stock Repurchase Program and Treasury Stock
During December 2021, our Board of Directors approved a stock repurchase program that authorized the repurchase of up to $75.0 million worth of shares of our common stock. Repurchases under the program are made in open market transactions or privately negotiated transactions, subject to market conditions, applicable legal requirements and other relevant factors. The program does not have an expiration date or a limit on the number of shares that may be purchased. During the years ended October 31, 2023 and 2022, we purchased 275,000 shares and 291,000 shares, respectively, at a cost of $5.6 million and $6.6 million respectively, under these programs.
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
For a summary of treasury stock activity for the years ended October 31, 2023, 2022 and 2021, refer to the Consolidated Statement of Stockholders' Equity located elsewhere herein.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16. Other, net
Other income included under the caption “Other, net” on the accompanying consolidated statements of income (loss), consisted of the following (in thousands):

	Year Ended October 31,
	2023	2022	2021
Foreign currency transaction (losses) gains	$(146)	$386	$(98)
Foreign currency exchange derivative gains	1	19	—
Pension service (expense) benefit	(5,566)	783	839
Interest income	248	19	5
Other	(56)	(166)	8
Other (loss) income	$(5,519)	$1,041	$754
17. Segment Information
We present three reportable business segments: (1) NA Fenestration, comprising four operating segments primarily focused on the fenestration market in North America including vinyl profiles, insulating glass spacers, screens, custom compound mixing, and other fenestration components; (2) EU Fenestration, comprising our U.K.-based vinyl extrusion business, manufacturing vinyl profiles and conservatories, and the European insulating glass business manufacturing insulating glass spacers; and (3) NA Cabinet Components, comprising our cabinet door and components segment. We maintain a grouping called Unallocated Corporate & Other, which includes transaction expenses, stock-based compensation, long-term incentive awards based on the performance of our common stock and other factors, certain severance and legal costs not deemed to be allocable to all segments, depreciation of corporate assets, interest expense, other, net, income taxes and inter-segment eliminations, and executive incentive compensation and medical expense fluctuations relative to planned costs as determined during the annual planning process. Other general and administrative costs associated with the corporate office are allocated to the reportable segments, based upon a relative measure of profitability in order to more accurately reflect each reportable business segment's administrative costs. We allocate corporate expenses to businesses acquired mid-year from the date of acquisition. The accounting policies of our operating segments are the same as those used to prepare the accompanying consolidated financial statements. Corporate general and administrative expenses allocated during the years ended October 31, 2023, 2022 and 2021 were $23.5 million, $24.5 million and $21.6 million, respectively.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Segment information for the years ended October 31, 2023, 2022 and 2021 was as follows (in thousands):

	NA Fenestration	EU Fenestration	NA Cabinet Comp.	Unallocated Corp. & Other	Total
Year Ended October 31, 2023
Net sales	$667,482	$250,774	$215,445	$(3,118)	$1,130,583
Depreciation and amortization	20,539	9,849	12,208	270	42,866
Operating income (loss)	72,159	50,084	3,953	(15,495)	110,701
Capital expenditures	18,265	11,193	6,972	960	37,390
Total assets	$379,286	$239,333	$158,824	$53,700	$831,143
Year Ended October 31, 2022
Net sales	$687,458	$262,058	$275,704	$(3,718)	$1,221,502
Depreciation and amortization	16,253	9,674	13,830	352	40,109
Operating income (loss)	74,570	40,270	3,245	(6,804)	111,281
Capital expenditures	18,758	7,810	6,454	99	33,121
Total assets	$279,139	$223,729	$176,154	$45,595	$724,617
Year Ended October 31, 2021
Net sales	$578,332	$251,599	$246,075	$(3,857)	$1,072,149
Depreciation and amortization	18,730	10,373	13,263	366	42,732
Operating income (loss)	56,248	39,299	896	(14,573)	81,870
Capital expenditures	$9,966	$8,155	$5,559	$328	$24,008
The following table summarizes the change in the carrying amount of goodwill by segment for the years ended October 31, 2023 and 2022 (in thousands):

	NA Fenestration	EU Fenestration	NA Cabinet Comp.	Unallocated Corp. & Other	Total
Balance as of October 31, 2021	$38,712	$71,346	$39,147	$—	$149,205
Foreign currency translation adjustment	—	(11,350)	—	—	(11,350)
Balance as of October 31, 2022	$38,712	$59,996	$39,147	$—	$137,855
LMI acquisition	41,393	—	—	—	41,393
Foreign currency translation adjustment	—	3,708	—	—	3,708
Balance as of October 31, 2023	$80,105	$63,704	$39,147	$—	$182,956
For further details of Goodwill, see Note 7, “Goodwill and Intangible Assets”, located herewith.
We did not allocate non-operating expense or income tax expense to the reportable segments. The following table reconciles operating income as reported above to net income for the years ended October 31, 2023, 2022 and 2021 (in thousands):

	Year Ended October 31,
	2023	2022	2021
Operating income	$110,701	$111,281	$81,870
Interest expense	(8,136)	(2,559)	(2,530)
Other, net	(5,519)	1,041	754
Income tax expense	(14,545)	(21,427)	(23,114)
Net income	$82,501	$88,336	$56,980

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Geographic Information
Our manufacturing facilities and all long-lived assets are located in the U.S., U.K. and Germany. We attribute our net sales to a geographic region based on the location of the customer. The following tables provide information concerning our net sales for the years ended October 31, 2023, 2022 and 2021, and our long-lived assets as of October 31, 2023 and 2022 (in thousands):

	Year Ended October 31,
Net sales	2023	2022	2021
United States	$834,525	$911,180	$778,486
Europe	244,560	255,400	244,308
Canada	25,845	31,442	25,007
Asia	14,298	15,021	18,445
Other foreign countries	11,355	8,459	5,903
Total net sales	$1,130,583	$1,221,502	$1,072,149

	October 31,
Long-lived assets, net	2023	2022
United States	$384,318	$279,616
Germany	44,098	41,669
United Kingdom	125,939	118,005
Total long-lived assets, net	$554,355	$439,290
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
The computation of basic and diluted earnings per share for the years ended October 31, 2023, 2022 and 2021 follows (in thousands, except per share data):

Year Ended October 31, 2023	Net Income	Weighted Average Shares	Per Share
Basic earnings per common share	$82,501	32,819	$2.51
Effect of dilutive securities:
Stock options		33
Restricted stock awards		124
Performance restricted stock units		50
Diluted earnings per common share	$82,501	33,026	$2.50
Year Ended October 31, 2022
Basic earnings per common share	$88,336	33,048	$2.67
Effect of dilutive securities:
Stock options		25
Restricted stock awards		100
Performance restricted stock units		32
Diluted earnings per common share	$88,336	33,205	$2.66
Year Ended October 31, 2021
Basic earnings per common share	$56,980	33,193	$1.72
Effect of dilutive securities:
Stock options		82
Restricted stock awards		132
Performance restricted stock units		88
Diluted earnings per common share	$56,980	33,495	$1.70

We do not include equity instruments in our calculation of diluted earnings per share if those instruments would be antidilutive. Such dilution is dependent on the excess of the market price of our stock over the exercise price and other components of the treasury stock method.
19. New Accounting Guidance
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standards setting bodies that we adopt as of the specified effective date. We did not adopt any new accounting pronouncements during the twelve months ended October 31, 2023. As of October 31, 2023, we believe the impact of any recently issued standards that are not yet effective are either not applicable to us at this time or will not have a material impact on our condensed consolidated financial statements upon adoption.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934 (1934 Act) as of October 31, 2023. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2023, the disclosure controls and procedures are effective.
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
Item 9B. Other Information.
During the three months ended October 31, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Pursuant to General Instruction G(3) to Form 10-K, the information on “Directors, Executive Officers and Corporate Governance” is incorporated herein by reference from the Registrant's Definitive Proxy Statement relating to the 2024 Annual Meeting of Stockholders of Quanex Building Products Corporation or an amendment to this Form 10-K, which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after the close of the fiscal year ended October 31, 2023.
Item 11. Executive Compensation.
Pursuant to General Instruction G(3) to Form 10-K, the information on “Executive Compensation” is incorporated herein by reference from the Registrant's Definitive Proxy Statement relating to the 2024 Annual Meeting of Stockholders of Quanex Building Products Corporation or an amendment to this Form 10-K, which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after the close of the fiscal year ended October 31, 2023.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Pursuant to General Instruction G(3) to Form 10-K, the information on “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” is incorporated herein by reference from the Registrant's Definitive Proxy Statement relating to the 2024 Annual Meeting of Stockholders of Quanex Building Products Corporation or an amendment to this Form 10-K, which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after the close of the fiscal year ended October 31, 2023.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Pursuant to General Instruction G(3) to Form 10-K, the information on “Certain Relationships and Related Transactions, and Director Independence” is incorporated herein by reference from the Registrant's Definitive Proxy Statement relating to the 2024 Annual Meeting of Stockholders of Quanex Building Products Corporation or an amendment to this Form 10-K, which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after the close of the fiscal year ended October 31, 2023.
Item 14. Principal Accountant Fees and Services.
Pursuant to General Instruction G(3) to Form 10-K, the information on “Principal Accountant Fees and Services” is incorporated herein by reference from the Registrant's Definitive Proxy Statement relating to the 2024 Annual Meeting of Stockholders of Quanex Building Products Corporation or an amendment to this Form 10-K, which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after the close of the fiscal year ended October 31, 2023.
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

QUANEX BUILDING PRODUCTS CORPORATION

Date:	December 15, 2023	/s/ Scott M. Zuehlke
Scott M. Zuehlke
Senior Vice President - Chief Financial Officer and Treasurer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William C. Griffiths	Chairman of the Board	December 15, 2023
William C. Griffiths

/s/ Susan F. Davis	Director	December 15, 2023
Susan F. Davis

/s/ Curtis M. Stevens	Director	December 15, 2023
Curtis M. Stevens

/s/ Donald R. Maier	Director	December 15, 2023
Donald R. Maier

/s/ William E. Waltz	Director	December 15, 2023
William E. Waltz

/s/ Jason D. Lippert	Director	December 15, 2023
Jason D. Lippert

/s/ Bradley E. Hughes	Director	December 15, 2023
Bradley E. Hughes

/s/ George L. Wilson	President and Chief Executive Officer	December 15, 2023
George L. Wilson	(Principal Executive Officer)

/s/ Scott M. Zuehlke	Senior Vice President - Chief Financial Officer and Treasurer	December 15, 2023
Scott M. Zuehlke	(Principal Financial Officer)

/s/ Karen L. Ettredge	Vice President, Corporate Controller	December 15, 2023
Karen L. Ettredge	(Principal Accounting Officer)

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

10.26
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

10.39
Amendment to Quanex Building Products Corporation Restoration Plan, dated June 1, 2023, as filed as Exhibit 10.1 on Form 10-Q (Reg. No. 001-33913) as filed with the Securities and Exchange Commission on June 2, 2023, and incorporated herein by reference.

10.40
Amendment to Quanex Building Products Corporation Supplemental Employees Retirement Plan, dated June 1, 2023, as filed as Exhibit 10.2 on Form 10-Q (Reg. No. 001-33913) as filed with the Securities and Exchange Commission on June 2, 2023, and incorporated herein by reference.

*21.1	Subsidiaries of the Registrant.

*23.1	Consent of Grant Thornton LLP.

*31.1	Certification by chief executive officer pursuant to Rule 13a-14(a)/15d-14(a).

*31.2	Certification by chief financial officer pursuant to Rule 13a-14(a)/15d-14(a).

*32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*97.1	Quanex Building Products Corporation Clawback Policy.

*101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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