Form 10-Q
period 2024-01-31
Quanex Building Products CORP
filed 2024-03-08
CIK 1423221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________
FORM 10-Q
 ________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
The number of shares outstanding of the registrant's Common Stock as of February 29, 2024 was 33,103,593.

QUANEX BUILDING PRODUCTS CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 31, 2024	October 31, 2023
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$44,422	$58,474
Accounts receivable, net of allowance for credit losses of $986 and $843	80,063	97,311
Inventories	107,478	97,959
Income taxes receivable	7,642	8,298
Prepaid and other current assets	13,390	11,558
Total current assets	252,995	273,600
Property, plant and equipment, net of accumulated depreciation of $375,560 and $368,763	253,681	250,664
Operating lease right-of-use assets	46,370	46,620
Goodwill	185,439	182,956
Intangible assets, net	72,008	74,115
Other assets	2,927	3,188
Total assets	$813,420	$831,143
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$55,106	$74,371
Accrued liabilities	46,478	50,319
Income taxes payable	—	384
Current maturities of long-term debt	2,500	2,365
Current operating lease liabilities	7,370	7,224
Total current liabilities	111,454	134,663
Long-term debt	61,594	66,435
Noncurrent operating lease liabilities	40,084	40,361
Deferred income taxes	30,737	29,133
Other liabilities	14,522	14,997
Total liabilities	258,391	285,589
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, shares authorized 1,000,000; issued and outstanding - none	—	—
Common stock, $0.01 par value, shares authorized 125,000,000; issued 37,127,024 and 37,176,958, respectively; outstanding 33,103,593 and 33,011,119, respectively	371	372
Additional paid-in-capital	248,715	251,576
Retained earnings	412,922	409,318
Accumulated other comprehensive loss	(32,060)	(38,141)
Less: Treasury stock at cost, 4,023,431 and 4,165,839 shares, respectively	(74,919)	(77,571)
Total stockholders’ equity	555,029	545,554
Total liabilities and stockholders' equity	$813,420	$831,143

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	January 31,
	2024	2023
	(In thousands, except per share amounts)
Net sales	$239,155	$261,916
Cost and expenses:
Cost of sales (excluding depreciation and amortization)	187,723	210,149
Selling, general and administrative	32,363	36,744
Depreciation and amortization	11,152	10,620
Operating income	7,917	4,403
Non-operating (expense) income:
Interest expense	(1,068)	(2,259)
Other, net	1,042	218
Income before income taxes	7,891	2,362
Income tax expense	(1,642)	(453)
Net income	$6,249	$1,909

Basic earnings per common share	$0.19	$0.06

Diluted earnings per common share	$0.19	$0.06

Weighted-average common shares outstanding:
Basic	32,825	32,951
Diluted	33,043	33,137

Cash dividends per share	$0.08	$0.08

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	January 31,
	2024	2023
	(In thousands)
Net income	$6,249	$1,909
Other comprehensive income:
Foreign currency translation gain	6,081	11,372
Other comprehensive income	6,081	11,372
Comprehensive income	$12,330	$13,281

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	January 31,
	2024	2023
	(In thousands)
Operating activities:
Net income	$6,249	$1,909
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	11,152	10,620
Stock-based compensation	583	679
Deferred income tax	1,136	179
Other, net	1,790	1,509
Changes in assets and liabilities:
Decrease in accounts receivable	18,147	20,502
(Increase) decrease in inventory	(8,756)	645
Increase in other current assets	(1,680)	(1,431)
Decrease in accounts payable	(19,044)	(21,379)
Decrease in accrued liabilities	(7,181)	(12,686)
Increase in income taxes payable	264	536
Increase in deferred pension benefits	—	7
Increase in other long-term liabilities	852	1,461
Other, net	342	584
Cash provided by operating activities	3,854	3,135
Investing activities:
Business acquisition	—	(92,000)
Capital expenditures	(9,580)	(7,582)
Proceeds from disposition of capital assets	31	98
Cash used for investing activities	(9,549)	(99,484)
Financing activities:
Borrowings under credit facilities	—	102,000
Repayments of credit facility borrowings	(5,000)	(15,000)
Repayments of other long-term debt	(679)	(579)
Common stock dividends paid	(2,645)	(2,661)
Issuance of common stock	400	99
Payroll tax paid to settle shares forfeited upon vesting of stock	(1,193)	(545)
Cash (used for) provided by financing activities	(9,117)	83,314
Effect of exchange rate changes on cash and cash equivalents	760	997
Decrease in cash and cash equivalents	(14,052)	(12,038)
Cash and cash equivalents at beginning of period	58,474	55,093
Cash and cash equivalents at end of period	$44,422	$43,055

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

Three Months Ended January 31, 2024	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	(In thousands, no per share amounts shown except in verbiage)
Balance at October 31, 2023	$372	$251,576	$409,318	$(38,141)	$(77,571)	$545,554
Net income	—	—	6,249	—	—	6,249
Foreign currency translation adjustment	—	—	—	6,081	—	6,081
Common dividends ($0.08 per share)	—	—	(2,645)	—	—	(2,645)
Stock-based compensation activity:
Expense related to stock-based compensation	—	583		—	—	583
Stock options exercised	—	22	—	—	378	400
Restricted stock awards granted	—	(1,357)	—	—	1,357	—
Performance restricted stock units vested	—	(917)	—	—	917	—
Other	(1)	(1,192)	—	—	—	(1,193)
Balance at January 31, 2024	$371	$248,715	$412,922	$(32,060)	$(74,919)	$555,029

Three Months Ended January 31, 2023	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	(In thousands, no per share amounts shown except in verbiage)
Balance at October 31, 2022	$372	$251,947	$337,456	$(49,422)	$(75,518)	$464,835
Net income	—	—	1,909	—	—	1,909
Foreign currency translation adjustment	—	—	—	11,372	—	11,372
Common dividends ($0.08 per share)	—	—	(2,661)	—	—	(2,661)
Stock-based compensation activity:
Expense related to stock-based compensation	—	679	—	—	—	679
Stock options exercised	—	6	—	—	93	99
Restricted stock awards granted	—	(1,752)	—	—	1,752	—
Performance restricted stock units vested	—	(605)	—	—	605	—
Other	—	(545)	—	—	—	(545)
Balance at January 31, 2023	$372	$249,730	$336,704	$(38,050)	$(73,068)	$475,688

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
Basis of Presentation and Principles of Consolidation
The accompanying interim unaudited condensed consolidated financial statements include the accounts of Quanex Building Products Corporation. All intercompany accounts and transactions have been eliminated in consolidation. These financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of October 31, 2023 was derived from audited financial information but does not include all disclosures required by U.S. GAAP. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023. In our opinion, the accompanying financial statements contain all adjustments (which consist of normal recurring adjustments, except as disclosed herein) necessary to fairly present our financial position, results of operations and cash flows for the interim periods. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year or for any future periods.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes our product sales for the three months ended January 31, 2024 and 2023 into groupings by segment which we believe depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors. For further details regarding our results by segment, refer to Note 11, “Segment Information.”

	Three Months Ended
	January 31,
	2024	2023
	(In thousands)
North American Fenestration:
United States - fenestration	$111,634	$120,767
International - fenestration	6,144	5,127
United States - non-fenestration	25,791	23,066
International - non-fenestration	4,426	4,020
	$147,995	$152,980
European Fenestration:
International - fenestration	$41,751	$42,354
International - non-fenestration	7,686	12,598
	$49,437	$54,952
North American Cabinet Components:
United States - fenestration	$3,675	$3,908
United States - non-fenestration	39,179	50,049
International - non-fenestration	283	717
	$43,137	$54,674
Unallocated Corporate & Other
Eliminations	$(1,414)	$(690)
	$(1,414)	$(690)
Net sales	$239,155	$261,916
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
Related Parties
Net sales include transactions with a customer which is a related party with one of our non-employee directors for the three months ended January 31, 2024 and 2023 of approximately $0.2 million, respectively. We performed a review of these transactions, of which no single transaction or series of related transactions exceeded $120,000 in amount, and determined that these transactions were enacted independently of each other. We are not aware of any other related party transactions with any of our current non-employee directors or officers outside of their normal business functions or expected contractual duties.

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
3. Inventories
Inventories consisted of the following at January 31, 2024 and October 31, 2023 (in thousands):

	January 31, 2024	October 31, 2023
Raw materials	$60,659	$53,585
Finished goods and work in process	44,322	42,195
Supplies and other	2,497	2,179
Total	$107,478	$97,959
Fixed costs related to excess manufacturing capacity, if any, have been expensed in the period they were incurred and, therefore, are not capitalized into inventory.
4. Goodwill and Intangible Assets
Goodwill
The change in the carrying amount of goodwill for the three months ended January 31, 2024 was as follows (in thousands):

Three Months Ended
January 31, 2024
Beginning balance as of November 1, 2023	$182,956
Foreign currency translation adjustment	2,483
Balance as of the end of the period	$185,439
At our last annual test date, August 31, 2023, we evaluated the recoverability of goodwill at each of our five reporting units with goodwill balances and determined that our goodwill was not impaired. We evaluated for indicators of impairment for all reporting units during the three months ended January 31, 2024 and determined that there were no triggering events. For additional discussion of change in reporting units and a summary of the change in the carrying amount of goodwill by segment, see Note 11, “Segment Information.”

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Identifiable Intangible Assets
Amortizable intangible assets consisted of the following as of January 31, 2024 and October 31, 2023 (in thousands):

	January 31, 2024		October 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$159,184	$102,324	$157,629	$99,230
Trademarks and trade names	56,003	43,824	55,519	42,879
Patents and other technology	25,154	22,185	25,127	22,051
Total	$240,341	$168,333	$238,275	$164,160
We had aggregate amortization expense related to intangible assets for the three months ended January 31, 2024 of $3.2 million and $3.1 million for the comparable prior year period.
Estimated remaining amortization expense, assuming current intangible balances and no new acquisitions, for future fiscal years as of January 31, 2024 (in thousands):

Estimated Amortization Expense
2024 (remaining nine months)	$8,540
2025	10,355
2026	10,113
2027	10,114
2028	4,880
Thereafter	28,006
Total	$72,008

5. Debt and Finance Lease Obligations
Long-term debt consisted of the following at January 31, 2024 and October 31, 2023 (in thousands):

	January 31, 2024	October 31, 2023
Revolving Credit Facility	$10,000	$15,000
Finance lease obligations and other	55,211	55,000
Unamortized deferred financing fees	(1,117)	(1,200)
Total debt	$64,094	$68,800
Less: Current maturities of long-term debt	2,500	2,365
Long-term debt	$61,594	$66,435
Revolving Credit Facility
On July 6, 2022, we entered into our Second Amended and Restated Credit Agreement (the “Credit Facility”) with Wells Fargo Securities, LLC, as Agent, Swingline Lender and Issuing Lender, and BofA Securities, Inc. serving as Syndication Agent. We capitalized $1.2 million of deferred financing fees related to the Credit Facility. This $325.0 million revolving credit facility has a five-year term, maturing on July 6, 2027, and replaces our previous credit facility. Our previous credit facility is more fully described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023.
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
As of January 31, 2024, we had $10.0 million of borrowings outstanding under the Credit Facility (reduced by unamortized debt issuance costs of $1.1 million), $5.1 million of outstanding letters of credit and $55.2 million outstanding primarily under finance leases and other debt. We had $309.9 million available for use under the Credit Facility at January 31, 2024. Outstanding borrowings under the Credit Facility accrue interest at 6.68% per annum. Our weighted-average borrowing rate for borrowings outstanding during the three months ended January 31, 2024 and 2023 was 6.69% and 5.43%, respectively. We were in compliance with our debt covenants as of January 31, 2024.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Retirement Plans
Pension Plan
Our non-contributory, single employer defined benefit pension plan covered certain of our employees in the U.S. During the year ended October 31. 2023, we terminated our defined contribution plan and settled the obligation during the three months ended October 31, 2023. The net periodic pension (benefit) cost for this plan for the three months ended January 31, 2024 and 2023 was as follows (in thousands):

	Three Months Ended
	January 31,
	2024	2023
Service cost	$—	$96
Interest cost	—	390
Expected return on plan assets	—	(366)
Amortization of net loss	—	10
Settlement reimbursement	(765)	—
Net periodic pension (benefit) cost	$(765)	$130
Other Plans
We also have a supplemental benefit plan covering certain executive officers and key employees and a non-qualified deferred compensation plan covering members of the Board of Directors and certain key employees. As of January 31, 2024 and October 31, 2023, our liability under the supplemental benefit plan was approximately $2.0 million. During the year ended October 31, 2023, the supplemental benefit plan was terminated. Benefits associated with this plan will be distributed in June 2024 in accordance with Internal Revenue Service regulations. As of January 31, 2024 and October 31, 2023, the liability associated with the deferred compensation plan was approximately $4.5 million and $3.9 million, respectively. We record the current portion of liabilities associated with these plans under the caption “Accrued liabilities,” and the long-term portion under the caption “Other liabilities” in the accompanying condensed consolidated balance sheets.
7. Income Taxes
To determine our income tax expense or benefit for interim periods, consistent with accounting standards, we apply the estimated annual effective income tax rate to year-to-date results, plus any applicable discrete items, which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statutes of limitations, tax benefits on equity compensation, and increase or decrease in valuation allowances on deferred tax assets. Our annual effective tax rates from continuing operations for the three months ended January 31, 2024 and 2023 were 20.8% and 19.2%, respectively. The difference between our effective income tax rate and the U.S. federal statutory rate of 21% principally results from discrete tax items, U.S. state tax, non-U.S. tax rate differential and other permanent differences. The primary discrete items affecting the 2024 effective rate were the benefit of $0.4 million related to the vesting or exercise of equity-based compensation awards, and a charge of $0.6 million related to the true up of the deferred tax rate. The primary discrete item affecting the 2023 effective rate was a benefit of $0.2 million related to foreign entities true up.
As of January 31, 2024, our liability for uncertain tax positions (UTP) of $0.3 million relates to certain U.S. federal and state tax items regarding the interpretation of tax laws and regulations, including a minimal amount of interest and penalties. We include all interest and penalties related to uncertain tax benefits within our income tax provision account. To the extent interest and penalties are not assessed with respect to uncertain tax positions or the uncertainty of deductions in the future, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
We evaluate the likelihood of realization of our deferred tax assets by considering both positive and negative evidence. We maintain a valuation allowance for certain state net operating losses which totaled $0.6 million as of January 31, 2024 and October 31, 2023, respectively.

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
Carrying amounts reported on the balance sheet for cash, cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. Our outstanding debt is variable rate debt that re-prices frequently, thereby limiting our exposure to significant change in interest rate risk. As a result, the fair value of our debt instrument approximates carrying value at January 31, 2024, and October 31, 2023 (Level 2 measurement).

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Our performance share awards are marked-to-market on a quarterly basis during a three-year vesting period based on market data (Level 2 measurement). For further information, refer to Note 10, “Stock-Based Compensation - Performance Share Awards.”
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
A summary of non-vested restricted stock awards activity during the three months ended January 31, 2024 is presented below:

	Restricted Stock Awards	Weighted-Average Grant Date Fair Value per Share
Non-vested at October 31, 2023	242,300	$22.36
Granted	72,900	32.15
Forfeited	(11,800)	22.30
Vested	(66,600)	20.68
Non-vested at January 31, 2024	236,800	$25.85
The total weighted-average grant-date fair value of restricted stock awards that vested during each of the three months ended January 31, 2024 and 2023 was $1.4 million and $0.9 million, respectively. As of January 31, 2024, total unrecognized compensation cost related to unamortized restricted stock awards was $4.0 million. We expect to recognize this expense over the remaining weighted-average vesting period of 2.3 years.
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
We use a Black-Scholes pricing model to estimate the fair value of stock options. A description of the methodology for the valuation assumptions was disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023.
The following table summarizes our stock option activity for the three months ended January 31, 2024:

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000s)
Outstanding at October 31, 2023	107,530	$19.48
Exercised	(20,280)	19.70
Outstanding at January 31, 2024	87,250	$19.43	2.2	$1,028
Vested at January 31, 2024	87,250	$19.43	2.2	$1,028
Exercisable at January 31, 2024	87,250	$19.43	2.2	$1,028
Intrinsic value is the amount by which the market price of the common stock on the date of exercise exceeds the exercise price of the stock option. The total intrinsic value of stock options exercised during the three months ended January 31, 2024 and 2023 was $0.2 million and less than $0.1 million, respectively.
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
During the three months ended January 31, 2024 and 2023, non-employee directors received 26,215 and 38,704 restricted stock units, respectively, at a weighted-average grant date fair value of $26.70 per share and $20.67 per share, respectively, which vested immediately. During the three months ended January 31, 2023, 21,774 restricted stock units, which were awarded to key employees, vested. During the three months ended January 31, 2024, we paid $0.1 million and $0.4 million for the comparable prior year to settle vested restricted stock units.
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
The following table summarizes our performance share grants and the grant date fair value for the RONA performance metrics:

Grant Date	Shares Awarded	Grant Date Fair Value	Shares Forfeited
December 9, 2021	80,900	$22.54	4,600
December 7, 2022	89,300	$23.49	4,600
December 7, 2023	72,200	$32.15	—

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
In December 2023, 122,400 shares vested pursuant to the December 2020 grant, which were settled with a cash payment of $3.4 million.
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

Vesting Level	Vesting Criteria	Percentage of Award Vested
Level 1	A-TSR greater than or equal to 50%	150%
Level 2	A-TSR less than 50% and greater than or equal to 20%	100%
Level 3	A-TSR less than 20% and greater than or equal to -20%	50%
Level 4	A-TSR less than -20%	—%
The following table summarizes our performance restricted stock unit grants and the grant date fair value for the A-TSR performance metric:

Grant Date	Shares Awarded	Grant Date Fair Value	Shares Forfeited
December 9, 2021	50,900	$21.06	3,400
December 7, 2022	51,500	$23.22	3,100
December 7, 2023	40,700	$30.35	—
During the three months ended January 31, 2024, 49,228 performance restricted stock units vested.
The performance restricted stock units are not considered outstanding shares, do not have voting rights, and are excluded from diluted weighted-average shares used to calculate earnings per share until the performance criteria is probable to result in the issuance of contingent shares. As of January 31, 2024, we have deemed 58,957 shares related to the December 2021 grant of performance restricted stock units as probable to vest.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes amounts expensed as selling, general and administrative expense related to restricted stock awards, stock options, restricted stock units, performance share awards and performance restricted stock units for the three months ended January 31, 2024 and 2023 (in thousands):

	Three Months Ended
	January 31,
	2024	2023
Restricted stock awards	$317	$438
Restricted stock units	1,424	1,491
Performance share awards	569	2,639
Performance restricted stock units	266	241
Total compensation expense	$2,576	$4,809
Treasury Shares
We record treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Shares are generally issued from treasury stock at the time of grant of restricted stock awards, upon the exercise of stock options, and upon the vesting of performance shares and performance restricted stock units. On the subsequent issuance of treasury shares, we record proceeds in excess of cost as an increase in additional paid in capital. A deficiency of such proceeds relative to costs would be applied to reduce paid-in-capital associated with prior issuances to the extent available, with the remainder recorded as a charge to retained earnings. There were no charges to retained earnings during the three months ended January 31, 2024.
The following table summarizes the treasury stock activity during the three months ended January 31, 2024:

Three Months Ended
January 31, 2024
Beginning Balance as of November 1, 2023	4,165,839
Restricted stock awards granted	(72,900)
Performance restricted stock units vested	(49,228)
Stock options exercised	(20,280)
Balance at January 31, 2024	4,023,431
11. Segment Information
We present three reportable business segments (1) NA Fenestration, comprising four operating segments primarily focused on the fenestration market in North America including vinyl profiles, insulating glass spacers, screens, custom compound mixing, and other fenestration components; (2) EU Fenestration, comprising our U.K.-based vinyl extrusion business, manufacturing vinyl profiles & conservatories, and the European insulating glass business manufacturing insulating glass spacers; and (3) NA Cabinet Components, comprising our cabinet door and components operations. Additionally, we maintain an Unallocated Corporate & Other which includes transaction expenses, stock-based compensation, long-term incentive awards based on the performance of our common stock and other factors, certain severance, legal, and other costs not deemed to be allocable to all segments, depreciation of corporate assets, interest expense, other, net, income taxes and inter-segment eliminations, and executive incentive compensation and medical expense fluctuations relative to planned costs as determined during the annual planning process. Other general and administrative costs associated with the corporate office are allocated to the reportable segments, based upon a relative measure of profitability in order to more accurately reflect each reportable business segment's administrative costs. We allocate corporate expenses to businesses acquired mid-year from the date of acquisition. The accounting policies of our operating segments are the same as those used to prepare the accompanying condensed consolidated financial statements. Corporate general and administrative expense allocated during the three month period ended January 31, 2024 was $7.3 million and $4.3 million for the comparable prior year period.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
delivery, although the extent of the use of third-party distributors will vary amongst the businesses; (5) similar regulatory environment; and (6) converging long-term economic similarities.
Segment information for the three months ended January 31, 2024 and 2023, and total assets as of January 31, 2024 and October 31, 2023 are summarized in the following table (in thousands):

	NA Fenestration	EU Fenestration	NA Cabinet Components	Unallocated Corp. & Other	Total
Three Months Ended January 31, 2024
Net sales	$147,995	$49,437	$43,137	$(1,414)	$239,155
Depreciation and amortization	5,475	2,558	3,065	54	11,152
Operating income (loss)	8,242	7,431	(3,797)	(3,959)	7,917
Capital expenditures	5,721	1,801	1,836	222	9,580
Three Months Ended January 31, 2023
Net sales	$152,980	$54,952	$54,674	$(690)	$261,916
Depreciation and amortization	5,245	2,348	2,934	93	10,620
Operating income (loss)	9,723	7,396	(1,189)	(11,527)	4,403
Capital expenditures	3,613	1,956	1,860	153	7,582
As of January 31, 2024
Total assets	$372,328	$242,615	$156,353	$42,124	$813,420
As of October 31, 2023
Total assets	$379,286	$239,333	$158,824	$53,700	$831,143
The following table summarizes the change in the carrying amount of goodwill by reportable business segment for the three months ended January 31, 2024 (in thousands):

	NA Fenestration	EU Fenestration	NA Cabinet Comp.	Unallocated Corp. & Other	Total
Balance as of October 31, 2023	$80,105	$63,704	$39,147	$—	$182,956
Foreign currency translation adjustment	—	2,483	—	—	2,483
Balance as of January 31, 2024	$80,105	$66,187	$39,147	$—	$185,439
For further details of Goodwill, see Note 4, “Goodwill & Intangible Assets,” located herewith.
We did not allocate non-operating loss or income tax benefit to the reportable segments. The following table reconciles operating income as reported above to net income for the three months ended January 31, 2024 and 2023 (in thousands):

	Three Months Ended
	January 31,
	2024	2023
Operating income	$7,917	$4,403
Interest expense	(1,068)	(2,259)
Other, net	1,042	218
Income tax expense	(1,642)	(453)
Net income	$6,249	$1,909

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
Basic and diluted earnings per share for the three months ended January 31, 2024 and 2023 were calculated as follows (in thousands, except per share data):

	Net Income	Weighted-Average Shares	Per Share
Three Months Ended January 31, 2024
Basic earnings per common share	$6,249	32,825	$0.19
Effect of dilutive securities:
Stock options	—	35	—
Restricted stock awards	—	124	—
Performance restricted stock units	—	59	—
Diluted earnings per common share	$6,249	33,043	$0.19
Three Months Ended January 31, 2023
Basic earnings per common share	$1,909	32,951	$0.06
Effect of dilutive securities:
Stock options	—	32	—
Restricted stock awards	—	111	—
Performance restricted stock units	—	43	—
Diluted earnings per common share	$1,909	33,137	$0.06
We do not include equity instruments in our calculation of diluted earnings per share if those instruments would be anti-dilutive. Such dilution is dependent on the excess of the market price of our stock over the exercise price and other components of the treasury stock method. There were no anti-dilutive instruments for the three months ended January 31, 2024 and 2023.
13. New Accounting Guidance
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standards setting bodies that we adopt as of the specified effective date. We did not adopt any new accounting pronouncements during the three months ended January 31, 2024.
Accounting Standards Not Yet Adopted
In November 2023, the FASB issued “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 with early adoption is permitted. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.
In December 2023, the FASB issued “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which includes updates to the income tax disclosures related to the rate reconciliation and disaggregation of income taxes paid by jurisdiction. The amendments are effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The amendments should be applied prospectively, however retrospective application is permitted. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.

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
For information on additional factors that could cause actual results to differ materially, please refer to the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes as of January 31, 2024, and for the three months ended January 31, 2024 and 2023, included elsewhere herein. For additional information pertaining to our business, including risk factors which should be considered before investing in our common stock, refer to our Annual Report on Form 10-K for the fiscal year ended October 31, 2023.
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
In February 2024, the NAHB forecasted calendar-year housing starts to be 1.4 million in the 2024 and 2025 calendar-years. In February 2024, the Ducker forecast indicated that total window shipments are expected to decrease 7.6% in calendar-year 2023 and 1.2% in 2024.
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

Results of Operations
Three Months Ended January 31, 2024 Compared to Three Months Ended January 31, 2023

	Three Months Ended January 31,
	2024	2023	Change $	% Variance
	(Dollars in thousands)
Net sales	$239,155	$261,916	$(22,761)	(9)%
Cost of sales (excluding depreciation and amortization)	187,723	210,149	(22,426)	(11)%
Selling, general and administrative	32,363	36,744	(4,381)	(12)%
Depreciation and amortization	11,152	10,620	532	5%
Operating income	7,917	4,403	3,514	80%
Interest expense	(1,068)	(2,259)	1,191	(53)%
Other, net	1,042	218	824	378%
Income tax expense	(1,642)	(453)	(1,189)	262%
Net income	$6,249	$1,909	$4,340	227%
Our period-over-period results by reportable segment follow.
Changes Related to Operating Income by Reportable Segment:
NA Fenestration

	Three Months Ended January 31,
	2024	2023	$ Change	% Variance
	(Dollars in thousands)
Net sales	$147,995	$152,980	$(4,985)	(3)%
Cost of sales (excluding depreciation and amortization)	118,368	124,717	(6,349)	(5)%
Selling, general and administrative	15,910	13,295	2,615	20%
Depreciation and amortization	5,475	5,245	230	4%
Operating income	$8,242	$9,723	$(1,481)	(15)%
Operating income margin	6%	6%
Net Sales. Net sales decreased $5.0 million, or 3%, for the three months ended January 31, 2024 compared to the same period in 2023, which was primarily driven by a $4.3 million decrease in volumes mainly due to softer market demand and a return to normal seasonality and a $0.7 million decrease in price and raw material surcharges.
Cost of Sales. The cost of sales decreased $6.3 million, or 5%, for the three months ended January 31, 2024 as compared to the same period in 2023. Cost of sales, including labor, decreased primarily due to lower volumes and deflation of raw materials during the period.
Selling, General and Administrative. Selling, general and administrative expenses increased $2.6 million, or 20%, for the three months ended January 31, 2024 as compared to the same period in 2023. The increase is primarily due to increases in labor costs year-over-year.

EU Fenestration

	Three Months Ended January 31,
	2024	2023	$ Change	Variance %
	(Dollars in thousands)
Net sales	$49,437	$54,952	$(5,515)	(10)%
Cost of sales (excluding depreciation and amortization)	31,703	37,703	(6,000)	(16)%
Selling, general and administrative	7,745	7,505	240	3%
Depreciation and amortization	2,558	2,348	210	9%
Operating income	$7,431	$7,396	$35	—%
Operating income margin	15%	13%
Net Sales. Net sales decreased $5.5 million, or 10%, comparing the three months ended January 31, 2024 to the same period in 2023, which was primarily driven by a $6.8 million decrease in volumes largely due to softer market demand and a return to normal seasonality, partially offset by $1.0 million of foreign currency rate change and $0.3 million of base price increases.
Cost of Sales. The cost of sales decreased $6.0 million, or 16%, for the three months ended January 31, 2024 compared to the same period in 2023. Cost of sales decreased primarily due to a decrease in volumes, deflation in the price of raw materials and foreign currency impacts.
Selling, General and Administrative. Selling, general and administrative expense increased $0.2 million, or 3%, for the three months ended January 31, 2024 compared to the same period in 2023. The increase is primarily due to increases in labor costs year-over-year.
NA Cabinet Components

	Three Months Ended January 31,
	2024	2023	$ Change	Variance %
	(Dollars in thousands)
Net sales	$43,137	$54,674	$(11,537)	(21)%
Cost of sales (excluding depreciation and amortization)	38,743	48,056	(9,313)	(19)%
Selling, general and administrative	5,126	4,873	253	5%
Depreciation and amortization	3,065	2,934	131	4%
Operating loss	$(3,797)	$(1,189)	$(2,608)	219%
Operating loss margin	(9)%	(2)%
Net Sales. Net sales decreased $11.5 million, or 21%, for the three months ended January 31, 2024 compared to the same period in 2023, which was driven by a $6.4 million decrease in volumes due to softer market demand driven by weaker consumer confidence and a $5.1 million decrease in raw material indexes.
Cost of Sales. Cost of sales decreased $9.3 million, or 19%, for the three months ended January 31, 2024 compared with the same period in 2023, primarily as a result of lower volumes year-over-year.
Selling, General and Administrative. Selling, general and administrative expense increased $0.3 million, or 5%, for the three months ended January 31, 2024 compared to the same period in 2023. This increase is primarily due to due to increases in labor costs year-over-year.

Unallocated Corporate & Other

	Three Months Ended January 31,
	2024	2023	$ Change	Variance %
	(Dollars in thousands)
Net sales	$(1,414)	$(690)	$(724)	105%
Cost of sales (excluding depreciation and amortization)	(1,091)	(327)	(764)	234%
Selling, general and administrative	3,582	11,071	(7,489)	(68)%
Depreciation and amortization	54	93	(39)	(42)%
Operating loss	$(3,959)	$(11,527)	$7,568	(66)%
Net Sales. Net sales for Unallocated Corporate & Other represents the elimination of inter-segment sales for the three months ended January 31, 2024 and 2023.
Cost of Sales. Cost of sales for Unallocated Corporate & Other consists of the elimination of inter-segment sales, profit in inventory, and other costs.
Selling, General and Administrative. Selling, general and administrative expenses decreased $7.5 million, or 68%, for the three months ended January 31, 2024 compared to the same period in 2023. This decrease is primarily attributable to a decrease in transaction fees and compensation expense including the valuations of our stock-based compensation awards during the three months ended January 31, 2024 as compared to the prior year period.
Changes related to Non-Operating Items:
Interest Expense. Interest expense decreased $1.2 million for the three months ended January 31, 2024 compared to the same period in 2023 primarily as a result of lower borrowings outstanding during the three months ended January 31, 2024 as compared to the prior year period.
Income Taxes. We recorded income tax expense of $1.6 million on pre-tax income of $7.9 million for the three months ended January 31, 2024, an effective rate of 20.8%, and income tax expense of $0.5 million on a pre-tax income of $2.4 million for the three months ended January 31, 2023, an effective rate of 19.2%. The increase in income tax expense year-over-year was primarily driven by the differences in discrete items.
Liquidity and Capital Resources
Overview
Historically, our principal sources of funds have been cash on hand, cash flow from operations, and borrowings under our credit facilities.
We maintain a $325.0 million revolving credit facility (the Credit Facility) that matures in 2027 (5-year term) and requires interest payments calculated at a variable market rate depending upon our Consolidated Net Leverage Ratio. The applicable rate during the three months ended January 31, 2024 was RFR Rate + 1.25%. Our cost of capital could increase depending upon the Consolidated Net Leverage Ratio at the end of any given quarter. In addition to the Consolidated Net Leverage Ratio covenant, we are required to meet a Consolidated Interest Coverage Ratio covenant, and there are limitations on certain transactions including our ability to incur indebtedness, incur liens, dispose of material assets, acquire businesses, make restricted payments and pay dividends (limited to $25.0 million per year). We are amortizing deferred financing fees of $1.1 million straight-line over the remaining term of the facility. For further details of the Credit Facility, refer to Note 5, “Debt and Finance Lease Obligations” to the accompanying unaudited condensed consolidated financial statements contained elsewhere herein.
As of January 31, 2024, we had $44.4 million of cash and equivalents, $10.0 million outstanding under the Credit Facility, $5.1 million of outstanding letters of credit and $55.2 million outstanding under finance leases and other debt. Of the $55.2 million outstanding under finance leases and other debt, $51.7 million relates to real estate leases. We had $309.9 million available for use under the Credit Facility at January 31, 2024.
During December 2021, our Board of Directors approved a stock repurchase program that authorized the repurchase of up to $75.0 million worth of shares of our common stock. Repurchases under the program will be made in open market transactions or privately negotiated transactions, subject to market conditions, applicable legal requirements and other relevant factors. During the three months ended January 31, 2024, we did not purchase any shares under this program and as of

January 31, 2024 we had a maximum of $62.8 million available to purchase shares under this program. The program does not have an expiration date or a limit on the number of shares that may be purchased.

We repatriated $3.6 million and $4.3 million of foreign cash during the three months ended January 31, 2024 and 2023, respectively. We expect to repatriate excess cash moving forward and use the funds to retire debt or meet current working capital needs. In the U.K., we insure against a portion of our credit losses. We believe our business model, our current cash reserves and our strong balance sheet leave us well-positioned to manage our business and remain in compliance with our debt covenants.
Analysis of Cash Flow
The following table summarizes our cash flow results for the three months ended January 31, 2024 and 2023:

	Three Months Ended
	January 31,
	2024	2023
	(Dollars in thousands)
Cash provided by operating activities	$3,854	$3,135
Cash used for investing activities	$(9,549)	$(99,484)
Cash (used for) provided by financing activities	$(9,117)	$83,314
Operating Activities. Cash provided by operating activities increased $0.7 million for the three months ended January 31, 2024 compared to the three months ended January 31, 2023. The increase in operating cash flows is primarily due to an increase net income year-over-year due to an improvement in gross margin efficiency and a decrease in transaction fees partially offset by unfavorable changes to working capital. The unfavorable changes in working capital were largely driven by an increase in inventory due to inventory build partially offset by a lower payout of accrued incentives.
Investing Activities. Cash used for investing activities decreased $89.9 million for the three months ended January 31, 2024 compared to the same period in 2023, primarily as a result of no business acquisitions in 2024 compared to the acquisition of LMI in 2023.
Financing Activities. Cash used for financing activities was $9.1 million for the three months ended January 31, 2024 compared to cash provided by financing activities of $83.3 million for the same period in 2023. The change in investing cash flows is primarily as a result of a decrease in net borrowings of long-term debt. During the three months ended January 31, 2023, $92.0 million of the borrowings of long-term debt was related to the acquisition of LMI.
Liquidity Requirements
Historically, our strategy for deploying cash has been to invest in organic growth opportunities, develop our infrastructure, and explore strategic acquisitions. Other uses of cash include paying cash dividends to our shareholders and repurchasing our common stock. During the three months ended January 31, 2024 and 2023, we repatriated $3.6 million and $4.3 million, respectively, of foreign earnings from our foreign locations. We maintain cash balances in foreign countries which total $17.5 million as of January 31, 2024.
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
For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended October 31, 2023. Our critical accounting policies and estimates have not changed materially during the three months ended January 31, 2024.

New Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standards setting bodies that we adopt as of the specified effective date. We did not adopt any new accounting pronouncements during the three months ended January 31, 2024.
Accounting Standards Not Yet Adopted
In November 2023, the FASB issued “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 with early adoption is permitted. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.
In December 2023, the FASB issued “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which includes updates to the income tax disclosures related to the rate reconciliation and disaggregation of income taxes paid by jurisdiction. The guidance is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The amendments should be applied prospectively, however retrospective application is permitted. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.

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
Interest Rate Risk
Our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Based upon the balances of the variable rate debt at January 31, 2024, a hypothetical 1.0% increase or decrease in interest rates could result in approximately $0.1 million of additional pretax charges or credit to our net income per year. This sensitivity is impacted by the amount of borrowings under our credit facilities, and amounts outstanding under finance leases.
Foreign Currency Rate Risk
Our international operations have exposure to foreign currency rate risks, primarily due to fluctuations in the Euro, the British Pound Sterling and the Canadian Dollar. From time to time, we enter into foreign exchange contracts associated with our operations to manage a portion of the foreign currency rate risk. There were no corresponding foreign currency derivatives as of January 31, 2024 or October 31, 2023.
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
We have begun implementing additional programs for other raw materials to facilitate more accurate pricing and reduce our exposure to changing material costs when necessary, however these are also subject to timing lags. While we maintain surcharges and other adjusters to manage our exposure to changes in the prices of our critical raw materials, we use several commodities in our business that are not covered by contractual surcharges or adjusters for which pricing can fluctuate, including PVC compound micro ingredients, silicone and other inputs. Further discussion of our industry risks is included within our Annual Report on Form 10-K for the fiscal year ended October 31, 2023.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (1934 Act) as of January 31, 2024. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2024, the disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no changes in internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 5. Other Information
During the three months ended January 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 6. Exhibits
The exhibits required to be furnished pursuant to Item 6 are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANEX BUILDING PRODUCTS CORPORATION

Date:	March 8, 2024	/s/ Scott M. Zuehlke
Scott M. Zuehlke
Senior Vice President - Chief Financial Officer & Treasurer (Principal Financial Officer)

EXHIBIT INDEX
Exhibit Number	Description of Exhibits

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