Form 10-Q
period 2024-04-30
Quanex Building Products CORP
filed 2024-06-07
CIK 1423221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________
FORM 10-Q
 ________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
The number of shares outstanding of the registrant's Common Stock as of May 31, 2024 was 33,112,593.

QUANEX BUILDING PRODUCTS CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 30, 2024	October 31, 2023
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$56,149	$58,474
Accounts receivable, net of allowance for credit losses of $198 and $843	87,078	97,311
Inventories	101,446	97,959
Income taxes receivable	6,054	8,298
Prepaid and other current assets	12,776	11,558
Total current assets	263,503	273,600
Property, plant and equipment, net of accumulated depreciation of $381,366 and $368,763	252,857	250,664
Operating lease right-of-use assets	65,019	46,620
Goodwill	184,481	182,956
Intangible assets, net	68,667	74,115
Other assets	2,686	3,188
Total assets	$837,213	$831,143
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$60,615	$74,371
Accrued liabilities	48,851	50,319
Income taxes payable	—	384
Current maturities of long-term debt	2,632	2,365
Current operating lease liabilities	6,433	7,224
Total current liabilities	118,531	134,663
Long-term debt	51,549	66,435
Noncurrent operating lease liabilities	59,965	40,361
Deferred income taxes	29,280	29,133
Other liabilities	11,766	14,997
Total liabilities	271,091	285,589
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, shares authorized 1,000,000; issued and outstanding - none	—	—
Common stock, $0.01 par value, shares authorized 125,000,000; issued 37,127,024 and 37,176,958, respectively; outstanding 33,111,593 and 33,011,119, respectively	371	372
Additional paid-in-capital	249,502	251,576
Retained earnings	425,650	409,318
Accumulated other comprehensive loss	(34,631)	(38,141)
Less: Treasury stock at cost, 4,015,431 and 4,165,839 shares, respectively	(74,770)	(77,571)
Total stockholders’ equity	566,122	545,554
Total liabilities and stockholders' equity	$837,213	$831,143

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2024	2023	2024	2023
	(In thousands, except per share amounts)
Net sales	$266,201	$273,535	$505,356	$535,451
Cost and expenses:
Cost of sales (excluding depreciation and amortization)	199,963	206,372	387,686	416,521
Selling, general and administrative	34,707	27,371	67,070	64,115
Depreciation and amortization	10,894	10,456	22,046	21,076
Operating income	20,637	29,336	28,554	33,739
Non-operating (expense) income:
Interest expense	(950)	(2,244)	(2,018)	(4,503)
Other, net	4	(29)	1,046	189
Income before income taxes	19,691	27,063	27,582	29,425
Income tax expense	(4,314)	(5,551)	(5,956)	(6,004)
Net income	$15,377	$21,512	$21,626	$23,421

Basic earnings per common share	$0.47	$0.65	$0.66	$0.71

Diluted earnings per common share	$0.46	$0.65	$0.65	$0.71

Weighted-average common shares outstanding:
Basic	32,870	32,858	32,847	32,905
Diluted	33,103	33,017	33,076	33,070

Cash dividends per share	$0.08	$0.08	$0.16	$0.16

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2024	2023	2024	2023
	(In thousands)
Net income	15,377	21,512	$21,626	$23,421
Other comprehensive income:
Foreign currency translation (loss) gain	(2,571)	3,082	3,510	14,454
Other comprehensive (expense) income	(2,571)	3,082	3,510	14,454
Comprehensive income	$12,806	$24,594	$25,136	$37,875

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	April 30,
	2024	2023
	(In thousands)
Operating activities:
Net income	$21,626	$23,421
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	22,046	21,076
Stock-based compensation	1,365	1,398
Deferred income tax	(155)	97
Other, net	162	982
Changes in assets and liabilities:
Decrease in accounts receivable	10,832	11,564
(Increase) decrease in inventory	(3,008)	14,799
Increase in other current assets	(1,124)	(1,746)
Decrease in accounts payable	(12,619)	(19,825)
Decrease in accrued liabilities	(4,602)	(14,407)
Decrease (increase) in income taxes receivable	1,856	(1,754)
Increase in deferred pension benefits	—	17
Increase in other long-term liabilities	9	1,808
Other, net	557	1,030
Cash provided by operating activities	36,945	38,460
Investing activities:
Business acquisition	—	(91,302)
Capital expenditures	(17,183)	(15,074)
Proceeds from disposition of capital assets	93	101
Cash used for investing activities	(17,090)	(106,275)
Financing activities:
Borrowings under credit facilities	—	102,000
Repayments of credit facility borrowings	(15,000)	(35,000)
Repayments of other long-term debt	(954)	(1,306)
Common stock dividends paid	(5,294)	(5,320)
Issuance of common stock	554	99
Payroll tax paid to settle shares forfeited upon vesting of stock	(1,193)	(567)
Purchase of treasury stock	—	(5,593)
Cash (used for) provided by financing activities	(21,887)	54,313
Effect of exchange rate changes on cash and cash equivalents	(293)	1,905
Decrease in cash and cash equivalents	(2,325)	(11,597)
Cash and cash equivalents at beginning of period	58,474	55,093
Cash and cash equivalents at end of period	$56,149	$43,496

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

Three Months Ended April 30, 2024	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	(In thousands, no per share amounts shown except in verbiage)
Balance at October 31, 2023	$372	$251,576	$409,318	$(38,141)	$(77,571)	$545,554
Net income	—	—	6,249	—	—	6,249
Foreign currency translation adjustment	—	—	—	6,081	—	6,081
Common dividends ($0.08 per share)	—	—	(2,645)	—	—	(2,645)
Stock-based compensation activity:
Expense related to stock-based compensation	—	583		—	—	583
Stock options exercised	—	22	—	—	378	400
Restricted stock awards granted	—	(1,357)	—	—	1,357	—
Performance restricted stock units vested	—	(917)	—	—	917	—
Other	(1)	(1,192)	—	—	—	(1,193)
Balance at January 31, 2024	$371	$248,715	$412,922	$(32,060)	$(74,919)	$555,029
Net income	—	—	15,377	—	—	15,377
Foreign currency translation adjustment	—	—	—	(2,571)	—	(2,571)
Common dividends ($0.08 per share)	—	—	(2,649)	—	—	(2,649)
Stock-based compensation activity:
Expense related to stock-based compensation	—	782	—	—	—	782
Stock options exercised	—	5	—	—	149	154
Balance at April 30, 2024	$371	$249,502	$425,650	$(34,631)	$(74,770)	$566,122

Three Months Ended April 30, 2023	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	(In thousands, no per share amounts shown except in verbiage)
Balance at October 31, 2022	$372	$251,947	$337,456	$(49,422)	$(75,518)	$464,835
Net income	—	—	1,909	—	—	1,909
Foreign currency translation adjustment	—	—	—	11,372	—	11,372
Common dividends ($0.08 per share)	—	—	(2,661)	—	—	(2,661)
Stock-based compensation activity:
Expense related to stock-based compensation	—	679	—	—	—	679
Stock options exercised	—	6	—	—	93	99
Restricted stock awards granted	—	(1,752)	—	—	1,752	—
Performance restricted stock units vested	—	(605)	—	—	605	—
Other	—	(545)	—	—	—	(545)
Balance at January 31, 2023	$372	$249,730	$336,704	$(38,050)	$(73,068)	$475,688
Net income	—	—	21,512	—	—	21,512
Foreign currency translation adjustment	—	—	—	3,082	—	3,082
Common dividends ($0.08 per share)	—	—	(2,659)	—	—	(2,659)
Purchase of treasury stock	—	—	—	—	(5,593)	(5,593)
Stock-based compensation activity:
Expense related to stock-based compensation	—	719	—	—	—	719
Other	—	(22)	—	—	—	(22)
Balance at April 30, 2023	$372	$250,427	$355,557	$(34,968)	$(78,661)	$492,727

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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes our product sales for the three and six months ended April 30, 2024 and 2023 into groupings by segment which we believe depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors. For further details regarding our results by segment, refer to Note 12, “Segment Information.”

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2024	2023	2024	2023
	(In thousands)
North American Fenestration:
United States - fenestration	$119,646	$120,756	$231,280	$241,523
International - fenestration	7,465	8,350	13,609	13,477
United States - non-fenestration	27,532	24,334	53,323	47,400
International - non-fenestration	5,131	3,535	9,557	7,555
	$159,774	$156,975	$307,769	$309,955
European Fenestration:
International - fenestration	$46,968	$47,903	$88,719	$90,257
International - non-fenestration	9,615	15,860	17,301	28,458
	$56,583	$63,763	$106,020	$118,715
North American Cabinet Components:
United States - fenestration	$3,737	$4,219	$7,412	$8,127
United States - non-fenestration	46,990	48,526	86,169	98,575
International - non-fenestration	351	773	634	1,490
	$51,078	$53,518	$94,215	$108,192
Unallocated Corporate & Other
Eliminations	$(1,234)	$(721)	$(2,648)	$(1,411)
	$(1,234)	$(721)	$(2,648)	$(1,411)
Net sales	$266,201	$273,535	$505,356	$535,451
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
Related Parties
Net sales include transactions with a customer which is a related party with one of our non-employee directors for the six months ended April 30, 2024 and 2023 of approximately $0.5 million and $0.6 million, respectively. We performed a review of these transactions, of which no single transaction or series of related transactions exceeded $120,000 in amount, and determined that these transactions were enacted independently of each other. We are not aware of any other related party transactions with any of our current non-employee directors or officers outside of their normal business functions or expected contractual duties.

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
3. Inventories
Inventories consisted of the following at April 30, 2024 and October 31, 2023 (in thousands):

	April 30, 2024	October 31, 2023
Raw materials	$60,259	$53,585
Finished goods and work in process	39,683	42,195
Supplies and other	1,504	2,179
Total	$101,446	$97,959
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The table below presents the lease-related assets and liabilities recorded on the balance sheet at April 30, 2024 and October 31, 2023 (in thousands):

Leases	Classification	April 30, 2024	October 31, 2023
Assets
Operating lease assets	Operating lease right-of-use assets	$65,019	$46,620
Finance lease assets	Property, plant and equipment (less accumulated depreciation of $8,528 and $6,691)	60,135	58,496
Total lease assets		$125,154	$105,116

Liabilities
Current
Operating	Current operating lease liabilities	$6,433	$7,224
Finance	Current maturities of long-term debt	2,957	2,676
Noncurrent
Operating	Noncurrent operating lease liabilities	59,965	40,361
Finance	Long-term debt	52,260	52,309
Total lease liabilities		$121,615	$102,570
The table below presents the components of lease costs for the three and six months ended April 30, 2024 and 2023 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2024	2023	2024	2023
Operating lease cost	$2,520	$2,239	$4,953	$4,408
Finance lease cost
Amortization of leased assets	907	815	1,781	1,614
Interest on lease liabilities	618	602	1,231	1,202
Variable lease costs	487	467	938	790
Total lease cost	$4,532	$4,123	$8,903	$8,014

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The table below presents supplemental cash flow information related to leases for the six months ended April 30, 2024 and 2023 was as follows (in thousands):

	Six Months Ended
	April 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Finance leases - financing cash flows	$1,382	$1,145
Finance leases - operating cash flows	$1,231	$1,202
Operating leases - operating cash flows	$4,550	$4,513

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$21,834	$2,169
Finance leases	$1,228	$25,206
The table below presents the weighted-average remaining lease terms and weighted-average discount rates for the Company's leases as of April 30, 2024 and October 31, 2023:

	April 30, 2024	October 31, 2023
Weighted-average remaining lease term (in years)
Operating leases	10.8	10.7
Financing leases	18.0	18.7

Weighted-average discount rate
Operating leases	4.62%	4.09%
Financing leases	4.56%	4.52%
The table below presents the maturity of the lease liabilities as of April 30, 2024 (in thousands):

	Operating Leases	Finance Leases
2024 (remaining six months)	$4,580	$2,687
2025	9,198	5,295
2026	9,055	5,136
2027	8,064	4,980
2028	7,248	4,817
Thereafter	48,531	58,406
Total lease payments	86,676	81,321
Less: present value discount	20,278	26,104
Total lease liabilities	$66,398	$55,217

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Goodwill and Intangible Assets
Goodwill
The change in the carrying amount of goodwill for the six months ended April 30, 2024 was as follows (in thousands):

Six Months Ended
April 30, 2024
Beginning balance as of November 1, 2023	$182,956
Foreign currency translation adjustment	1,525
Balance as of the end of the period	$184,481
At our last annual test date, August 31, 2023, we evaluated the recoverability of goodwill at each of our five reporting units with goodwill balances and determined that our goodwill was not impaired. We evaluated for indicators of impairment for all reporting units during the three and six months ended April 30, 2024 and determined that there were no triggering events. For additional discussion of change in reporting units and a summary of the change in the carrying amount of goodwill by segment, see Note 12, “Segment Information.”
Identifiable Intangible Assets
Amortizable intangible assets consisted of the following as of April 30, 2024 and October 31, 2023 (in thousands):

	April 30, 2024		October 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$158,629	$104,438	$157,629	$99,230
Trademarks and trade names	55,831	44,255	55,519	42,879
Patents and other technology	25,144	22,244	25,127	22,051
Total	$239,604	$170,937	$238,275	$164,160
We had aggregate amortization expense related to intangible assets for the three and six months ended April 30, 2024 of $3.0 million and $6.2 million, respectively, and $3.0 million and $6.1 million for the comparable prior year periods.
Estimated remaining amortization expense, assuming current intangible balances and no new acquisitions, for future fiscal years as of April 30, 2024 (in thousands):

Estimated Amortization Expense
2024 (remaining six months)	$5,561
2025	10,315
2026	10,073
2027	10,074
2028	4,840
Thereafter	27,804
Total	$68,667

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Debt and Finance Lease Obligations
Long-term debt consisted of the following at April 30, 2024 and October 31, 2023 (in thousands):

	April 30, 2024	October 31, 2023
Revolving Credit Facility	$—	$15,000
Finance lease obligations and other	55,217	55,000
Unamortized deferred financing fees	(1,036)	(1,200)
Total debt	$54,181	$68,800
Less: Current maturities of long-term debt	2,632	2,365
Long-term debt	$51,549	$66,435
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
As of April 30, 2024, we had no borrowings outstanding under the Credit Facility, unamortized debt issuance costs of $1.0 million, $3.7 million of outstanding letters of credit and $55.2 million outstanding primarily under finance leases and other

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
debt. We had $321.3 million available for use under the Credit Facility at April 30, 2024. Our weighted-average borrowing rate for borrowings outstanding during the six months ended April 30, 2024 and 2023 was 6.69% and 5.71%, respectively. We were in compliance with our debt covenants as of April 30, 2024.
7. Retirement Plans
Pension Plan
Our non-contributory, single employer defined benefit pension plan covered certain of our employees in the U.S. During the year ended October 31. 2023, we terminated our defined contribution plan and settled the obligation during the three months ended October 31, 2023. The net periodic pension (benefit) cost for this plan for the three and six months ended April 30, 2024 and 2023 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2024	2023	2024	2023
Service cost	$—	$96	$—	$192
Interest cost	—	389	—	779
Expected return on plan assets	—	(367)	—	(733)
Amortization of net loss	—	11	—	21
Settlement reimbursement	(138)	—	(903)	—
Net periodic pension (benefit) cost	$(138)	$129	$(903)	$259
Other Plans
We also have a supplemental benefit plan covering certain executive officers and key employees and a non-qualified deferred compensation plan covering members of the Board of Directors and certain key employees. As of April 30, 2024 and October 31, 2023, our liability under the supplemental benefit plan was approximately $2.0 million. During the year ended October 31, 2023, the supplemental benefit plan was terminated. Benefits associated with this plan will be distributed in June 2024 in accordance with Internal Revenue Service regulations. As of April 30, 2024 and October 31, 2023, the liability associated with the deferred compensation plan was approximately $4.7 million and $3.9 million, respectively. We record the current portion of liabilities associated with these plans under the caption “Accrued liabilities,” and the long-term portion under the caption “Other liabilities” in the accompanying condensed consolidated balance sheets.
8. Income Taxes
To determine our income tax expense or benefit for interim periods, consistent with accounting standards, we apply the estimated annual effective income tax rate to year-to-date results, plus any applicable discrete items, which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statutes of limitations, tax benefits on equity compensation, and increases or decreases in valuation allowances on deferred tax assets. Our estimated annual effective tax rates from continuing operations for the six months ended April 30, 2024 and 2023 were 21.6% and 19.7%, respectively. The difference between our estimated annual effective income tax rate and the U.S. federal statutory rate of 21% principally results from discrete tax items, U.S. state taxes, a non-U.S. tax rate differential and other permanent differences. The primary discrete items affecting the 2024 effective rate were the benefit of $0.4 million related to the vesting or exercise of equity-based compensation awards, and a charge of $0.6 million related to the true up of the deferred tax rate. The primary discrete item affecting the 2023 effective rate was a benefit of $0.2 million related to the rate change on deferred taxes.
As of April 30, 2024, our liability for uncertain tax positions (UTP) of $0.3 million relates to certain U.S. federal and state tax items regarding the interpretation of tax laws and regulations, including a minimal amount of interest and penalties. We include all interest and penalties related to uncertain tax benefits within our income tax provision account. To the extent interest and penalties are not assessed with respect to uncertain tax positions or the uncertainty of deductions in the future, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
We evaluate the likelihood of realization of our deferred tax assets by considering both positive and negative evidence. We maintain a valuation allowance for certain state net operating losses which totaled $0.6 million as of April 30, 2024 and October 31, 2023, respectively.

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
Carrying amounts reported on the balance sheet for cash, cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. Our outstanding debt is variable rate debt that re-prices frequently, thereby limiting our exposure to significant change in interest rate risk. As a result, the fair value of our debt instrument approximates carrying value at April 30, 2024, and October 31, 2023 (Level 2 measurement).

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
A summary of non-vested restricted stock awards activity during the six months ended April 30, 2024 is presented below:

	Restricted Stock Awards	Weighted-Average Grant Date Fair Value per Share
Non-vested at October 31, 2023	242,300	$22.36
Granted	72,900	32.15
Forfeited	(11,800)	22.30
Vested	(66,600)	20.68
Non-vested at April 30, 2024	236,800	$25.85
The total weighted-average grant-date fair value of restricted stock awards that vested during each of the six months ended April 30, 2024 and 2023 was $1.4 million and $0.9 million, respectively. As of April 30, 2024, total unrecognized compensation cost related to unamortized restricted stock awards was $3.5 million. We expect to recognize this expense over the remaining weighted-average vesting period of 2.1 years.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes our stock option activity for the six months ended April 30, 2024:

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000s)
Outstanding at October 31, 2023	107,530	$19.48
Exercised	(28,280)	19.58
Outstanding at April 30, 2024	79,250	$19.45	2.0	$1,092
Vested at April 30, 2024	79,250	$19.45	2.0	$1,092
Exercisable at April 30, 2024	79,250	$19.45	2.0	$1,092
Intrinsic value is the amount by which the market price of the common stock on the date of exercise exceeds the exercise price of the stock option. The total intrinsic value of stock options exercised during the six months ended April 30, 2024 and 2023 was $0.4 million and less than $0.1 million, respectively.
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
During the six months ended April 30, 2024 and 2023, non-employee directors received 26,215 and 38,704 restricted stock units, respectively, at a weighted-average grant date fair value of $26.70 per share and $20.67 per share, respectively, which vested immediately. During the six months ended April 30, 2023, 21,774 restricted stock units, which were awarded to key employees, vested. During the six months ended April 30, 2024, we paid $0.6 million and $0.4 million for the comparable prior year to settle vested restricted stock units.
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
During the six months ended April 30, 2024, 49,228 performance restricted stock units vested.
The performance restricted stock units are not considered outstanding shares, do not have voting rights, and are excluded from diluted weighted-average shares used to calculate earnings per share until the performance criteria is probable to result in the issuance of contingent shares. As of April 30, 2024, we have deemed 65,669 shares related to the December 2021 grant of performance restricted stock units as probable to vest.
The following table summarizes amounts expensed as selling, general and administrative expense related to restricted stock awards, stock options, restricted stock units, performance share awards and performance restricted stock units for the three and six months ended April 30, 2024 and 2023 (in thousands):

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2024	2023	2024	2023
Restricted stock awards	$502	$464	$819	$902
Restricted stock units	352	(1,062)	1,776	429
Performance share awards	359	703	928	3,342
Performance restricted stock units	280	255	546	496
Total compensation expense	$1,493	$360	$4,069	$5,169

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Treasury Shares
We record treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Shares are generally issued from treasury stock at the time of grant of restricted stock awards, upon the exercise of stock options, and upon the vesting of performance restricted stock units. On the subsequent issuance of treasury shares, we record proceeds in excess of cost as an increase in additional paid in capital. A deficiency of such proceeds relative to costs would be applied to reduce paid-in-capital associated with prior issuances to the extent available, with the remainder recorded as a charge to retained earnings. There were no charges to retained earnings during the six months ended April 30, 2024.
The following table summarizes the treasury stock activity during the six months ended April 30, 2024:

Six Months Ended
April 30, 2024
Beginning Balance as of November 1, 2023	4,165,839
Restricted stock awards granted	(72,900)
Performance restricted stock units vested	(49,228)
Stock options exercised	(28,280)
Balance at April 30, 2024	4,015,431
12. Segment Information
We present three reportable business segments (1) NA Fenestration, comprising four operating segments primarily focused on the fenestration market in North America including vinyl profiles, insulating glass spacers, screens, custom compound mixing, and other fenestration components; (2) EU Fenestration, comprising our U.K.-based vinyl extrusion business, manufacturing vinyl profiles & conservatories, and the European insulating glass business manufacturing insulating glass spacers; and (3) NA Cabinet Components, comprising our cabinet door and components operations. Additionally, we maintain an Unallocated Corporate & Other which includes transaction expenses, stock-based compensation, long-term incentive awards based on the performance of our common stock and other factors, certain severance, legal, and other costs not deemed to be allocable to all segments, depreciation of corporate assets, interest expense, other, net, income taxes and inter-segment eliminations, and executive incentive compensation and medical expense fluctuations relative to planned costs as determined during the annual planning process. Other general and administrative costs associated with the corporate office are allocated to the reportable segments, based upon a relative measure of profitability in order to more accurately reflect each reportable business segment's administrative costs. We allocate corporate expenses to businesses acquired mid-year from the date of acquisition. The accounting policies of our operating segments are the same as those used to prepare the accompanying condensed consolidated financial statements. Corporate general and administrative expense allocated during the three and six month period ended April 30, 2024 was $6.9 million and $14.2 million, respectively, and $6.1 million and $10.8 million for the comparable prior year periods.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Segment information for the three and six months ended April 30, 2024 and 2023, and total assets as of April 30, 2024 and October 31, 2023 are summarized in the following table (in thousands):

	NA Fenestration	EU Fenestration	NA Cabinet Components	Unallocated Corp. & Other	Total
Three Months Ended April 30, 2024
Net sales	$159,774	$56,583	$51,078	$(1,234)	$266,201
Depreciation and amortization	5,218	2,538	3,082	56	10,894
Operating income (loss)	18,565	10,478	306	(8,712)	20,637
Capital expenditures	5,739	605	1,099	160	7,603
Three Months Ended April 30, 2023
Net sales	$156,975	$63,763	$53,518	$(721)	$273,535
Depreciation and amortization	5,050	2,353	2,970	83	10,456
Operating income	15,295	12,506	846	689	29,336
Capital expenditures	4,859	1,100	1,481	52	7,492
Six Months Ended April 30, 2024
Net sales	$307,769	$106,020	$94,215	$(2,648)	$505,356
Depreciation and amortization	10,693	5,096	6,147	110	22,046
Operating income (loss)	26,807	17,909	(3,491)	(12,671)	28,554
Capital expenditures	11,460	2,406	2,935	382	17,183
Six Months Ended April 30, 2023
Net sales	$309,955	$118,715	$108,192	$(1,411)	$535,451
Depreciation and amortization	10,295	4,701	5,904	176	21,076
Operating income (loss)	25,018	19,902	(343)	(10,838)	33,739
Capital expenditures	8,472	3,056	3,341	205	15,074
As of April 30, 2024
Total assets	$392,108	$239,277	$154,833	$50,995	$837,213
As of October 31, 2023
Total assets	$379,286	$239,333	$158,824	$53,700	$831,143
The following table summarizes the change in the carrying amount of goodwill by reportable business segment for the six months ended April 30, 2024 (in thousands):

	NA Fenestration	EU Fenestration	NA Cabinet Comp.	Unallocated Corp. & Other	Total
Balance as of October 31, 2023	$80,105	$63,704	$39,147	$—	$182,956
Foreign currency translation adjustment	—	1,525	—	—	1,525
Balance as of April 30, 2024	$80,105	$65,229	$39,147	$—	$184,481
For further details of Goodwill, see Note 5, “Goodwill & Intangible Assets,” located herewith.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
We did not allocate non-operating loss or income tax benefit to the reportable segments. The following table reconciles operating income as reported above to net income for the three and six months ended April 30, 2024 and 2023 (in thousands):

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2024	2023	2024	2023
Operating income	$20,637	$29,336	$28,554	$33,739
Interest expense	(950)	(2,244)	(2,018)	(4,503)
Other, net	4	(29)	1,046	189
Income tax expense	(4,314)	(5,551)	(5,956)	(6,004)
Net income	$15,377	$21,512	$21,626	$23,421

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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Basic and diluted earnings per share for the three and six months ended April 30, 2024 and 2023 were calculated as follows (in thousands, except per share data):

	Net Income	Weighted-Average Shares	Per Share
Three Months Ended April 30, 2024
Basic earnings per common share	$15,377	32,870	$0.47
Effect of dilutive securities:
Stock options	—	37	—
Restricted stock awards	—	130	—
Performance restricted stock units	—	66	—
Diluted earnings per common share	$15,377	33,103	$0.46
Three Months Ended April 30, 2023
Basic earnings per common share	$21,512	32,858	$0.65
Effect of dilutive securities:
Stock options	—	25	—
Restricted stock awards	—	106	—
Performance restricted stock units	—	28	—
Diluted earnings per common share	$21,512	33,017	$0.65
Six Months Ended April 30, 2024
Basic earnings per common share	$21,626	32,847	$0.66
Effect of dilutive securities:
Stock options	—	37	—
Restricted stock awards	—	126	—
Performance restricted stock units	—	66	—
Diluted earnings per common share	$21,626	33,076	$0.65
Six Months Ended April 30, 2023
Basic earnings per common share	$23,421	32,905	$0.71
Effect of dilutive securities:
Stock options	—	28	—
Restricted stock awards	—	109	—
Performance restricted stock units	—	28	—
Diluted earnings per common share	$23,421	33,070	$0.71
We do not include equity instruments in our calculation of diluted earnings per share if those instruments would be anti-dilutive. Such dilution is dependent on the excess of the market price of our stock over the exercise price and other components of the treasury stock method. There were no anti-dilutive instruments for the three and six months ended April 30, 2024 and 2023.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
14. New Accounting Guidance
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standards setting bodies that we adopt as of the specified effective date. We did not adopt any new accounting pronouncements during the three and six months ended April 30, 2024.
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
15. Subsequent Events
On April 22, 2024, we announced that we reached an agreement with Tyman plc, a company incorporated in England and Wales (LSE:TYMN) (“Tyman”) on the terms of a cash and share offer (the “Tyman Acquisition”), under which we will acquire the entire issued and to be issued share capital of Tyman for approximately $1.1 billion (based on the each of the £/US$ exchange rate and the Company’s last reported trading price as of April 19, 2024) in enterprise value. Under the terms of the Tyman Acquisition, Tyman shareholders will be entitled to elect to receive: (i) 240 pence in cash and 0.05715 of a share of Quanex common stock, par value of $0.01 per share, to be newly issued in connection with the Tyman Acquisition (the “New Quanex Shares”) for each Tyman ordinary share (such shares, the “Tyman Shares” and such option, the “Main Offer”) or (ii) under an alternative to the Main Offer, New Quanex Shares at an exchange ratio of 0.14288 of a New Quanex Share for each Tyman Share (such option, the “Capped All-Share Alternative”), provided that the Capped All-Share Alternative shall be made available for up to 25% of the Tyman Shares outstanding. The Tyman Acquisition will be implemented by means of a court-sanctioned scheme of arrangement under the UK Companies Act 2006, as amended (the” Scheme”). The Tyman Acquisition has been unanimously approved by the Boards of Directors of both Quanex and Tyman and is currently expected to close in the second half of calendar year 2024, subject to the satisfaction of customary closing conditions, including shareholder approval from both Tyman and Quanex shareholders and regulatory approvals.
On May 2, 2024, we entered into a deal contingent foreign exchange forward currency contract to manage our exposure to foreign currency exchange rate fluctuations against the USD and GBP for approximately $605 million of the $1.1 billion purchase consideration for the proposed Tyman Acquisition. This forward contract will expire if the Tyman Acquisition terminates or does not close by March 18, 2025. This forward contract will be accounted for as a derivative and will be classified in other current assets and other current liabilities on the consolidated balance sheet, with changes in fair value recognized in the consolidated income statement.

Unless the context indicates otherwise, references to “Quanex”, the “Company”, “we”, “us” and “our” refer to the consolidated business operations of Quanex Building Products Corporation and its subsidiaries.
Cautionary Note Regarding Forward-Looking Statements
Certain of the statements contained in this document and in documents incorporated by reference herein, including those made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” include “forward-looking” statements as defined under the Private Securities Litigation Reform Act of 1995. Generally, the words “expect,” “believe,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. Forward-looking statements are statements as to matters that are not historical facts, and include statements about our plans, objectives, expectations and intentions, including (1) all statements which address future operating performance, (2) events or developments that we expect or anticipate will occur in the future, including statements relating to the Tyman Acquisition and statements relating to volume, sales, operating income, and earnings per share, and (3) statements expressing general outlook about future operating results. Forward-looking statements also include any statements relating to future capital expenditures, expenses, revenues, economic performance, financial conditions, dividend policy, losses, future prospects or business or management strategies, and the expansion and/or growth of the operations of the Company. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our current projections or expectations. As and when made, we believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, provided, that we cannot give any assurance that such expectations will prove to be correct. However, caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date when made and there can be no assurance that such forward-looking statements will occur. We are not obligated to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to the following:
•impacts from public health issues (including pandemics, such as the COVID-19 pandemic and quarantines) on the economy, demand for our products or our operations, including the responses of governmental authorities to contain such public health issues;
•uncertainty as to whether or when the Tyman Acquisition may be completed, if at all;
•our ability to integrate and implement our plans, forecasts and other expectations with respect to Tyman;
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes as of April 30, 2024, and for the three and six months ended April 30, 2024 and 2023, included elsewhere herein. For additional information pertaining to our business, including risk factors which should be considered before investing in our common stock, refer to our Annual Report on Form 10-K for the fiscal year ended October 31, 2023.
Our Business
We manufacture components for original equipment manufacturers (OEMs) in the building products industry. These components can be categorized as window and door (“fenestration”) components and kitchen and bath cabinet components. Examples of fenestration components include (1) energy-efficient flexible insulating glass spacers, (2) extruded vinyl profiles, (3) window and door screens, and (4) precision-formed metal and wood products. We also manufacture cabinet doors and other components for OEMs in the kitchen and bathroom cabinet industry. In addition, we provide certain other non-fenestration components and products, which include custom mixing, solar panel sealants, trim moldings, vinyl decking, vinyl fencing, customized compounds, water retention barriers, and conservatory roof components. We use low-cost, short lead-time production processes and engineering expertise to provide our customers with specialized products for their specific window, door, and cabinet applications. We believe these capabilities provide us with unique competitive advantages. We serve a primary customer base in North America and the U.K., and also serve customers in international markets through our operating plants in the U.K. and Germany, as well as through sales and marketing efforts in other countries.
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
Recent Transactions and Events
On April 22, 2024, we announced that we reached an agreement with Tyman plc, a company incorporated in England and Wales (LSE:TYMN) (“Tyman”) on the terms of a cash and share offer (the “Tyman Acquisition”), under which we will acquire the entire issued and to be issued share capital of Tyman for approximately $1.1 billion (based on the each of the £/US$ exchange rate and the Company’s last reported trading price as of April 19, 2024) in enterprise value. Under the terms of the Tyman Acquisition, Tyman shareholders will be entitled to elect to receive: (i) 240 pence in cash and 0.05715 of a share of Quanex common stock, par value of $0.01 per share, to be newly issued in connection with the Tyman Acquisition (the “New Quanex Shares”) for each Tyman ordinary share (such shares, the “Tyman Shares” and such option, the “Main Offer”) or (ii) under an alternative to the Main Offer, New Quanex Shares at an exchange ratio of 0.14288 of a New Quanex Share for each Tyman Share (such option, the “Capped All-Share Alternative”), provided, that, the Capped All-Share Alternative shall be made available for up to 25% of the Tyman Shares outstanding. The Tyman Acquisition will be implemented by means of a court-sanctioned scheme of arrangement under the UK Companies Act 2006, as amended (the” Scheme”). The Tyman Acquisition has been unanimously approved by the Boards of Directors of both Quanex and Tyman and is currently expected to close in the second half of calendar year 2024, subject to the satisfaction of customary closing conditions, including shareholder approval from both Tyman and Quanex shareholders and regulatory approvals.

On May 2, 2024, we entered into a deal contingent foreign exchange forward currency contract to manage our exposure to foreign currency exchange rate fluctuations against the USD and GBP for approximately $605 million of the $1.1 billion purchase consideration for the proposed Tyman Acquisition. This forward contract will expire if the Tyman Acquisition terminates or does not close by March 18, 2025. This forward contract will be accounted for as a derivative and will be classified in other current assets and other current liabilities on the consolidated balance sheet, with changes in fair value recognized in the consolidated income statement.
Tyman’s family of brands includes highly regarded names that boast wide customer bases and offer product solutions in the window and door hardware, commercial access solutions, and seals and extrusions vertical segments for residential and commercial users across its North America, UK and Ireland, and International divisions.
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
In April 2024, the NAHB forecasted calendar-year housing starts to be approximately 1.4 million in the 2024 and 2025 calendar-years. In May 2024, the Ducker forecast indicated that total window shipments are expected to decrease 1.4% in calendar-year 2024 and increase 2.9% in 2025.
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

Results of Operations
Three Months Ended April 30, 2024 Compared to Three Months Ended April 30, 2023

	Three Months Ended April 30,
	2024	2023	Change $	% Variance
	(Dollars in thousands)
Net sales	$266,201	$273,535	$(7,334)	(3)%
Cost of sales (excluding depreciation and amortization)	199,963	206,372	(6,409)	(3)%
Selling, general and administrative	34,707	27,371	7,336	27%
Depreciation and amortization	10,894	10,456	438	4%
Operating income	20,637	29,336	(8,699)	(30)%
Interest expense	(950)	(2,244)	1,294	(58)%
Other, net	4	(29)	33	(114)%
Income tax expense	(4,314)	(5,551)	1,237	(22)%
Net income	$15,377	$21,512	$(6,135)	(29)%
Our period-over-period results by reportable segment follow.
Changes Related to Operating Income by Reportable Segment:
NA Fenestration

	Three Months Ended April 30,
	2024	2023	$ Change	% Variance
	(Dollars in thousands)
Net sales	$159,774	$156,975	$2,799	2%
Cost of sales (excluding depreciation and amortization)	122,261	122,472	(211)	—%
Selling, general and administrative	13,730	14,158	(428)	(3)%
Depreciation and amortization	5,218	5,050	168	3%
Operating income	$18,565	$15,295	$3,270	21%
Operating income margin	12%	10%
Net Sales. Net sales increased $2.8 million, or 2%, for the three months ended April 30, 2024 compared to the same period in 2023, which was primarily driven by a $2.6 million increase in volumes due to a return to normal seasonality and an increase in price and raw material indexes of $0.2 million.
Cost of Sales. The cost of sales decreased $0.2 million, for the three months ended April 30, 2024 compared to the same period in 2023. Cost of sales decreased primarily due to deflation of raw materials during the period.
Selling, General and Administrative. Selling, general and administrative expenses decreased $0.4 million, or 3%, for the three months ended April 30, 2024 compared to the same period in 2023 primarily due to decreases in professional fees year-over-year.
EU Fenestration

	Three Months Ended April 30,
	2024	2023	$ Change	% Variance
	(Dollars in thousands)
Net sales	$56,583	$63,763	$(7,180)	(11)%
Cost of sales (excluding depreciation and amortization)	35,694	40,452	(4,758)	(12)%
Selling, general and administrative	7,873	8,452	(579)	(7)%
Depreciation and amortization	2,538	2,353	185	8%
Operating income	$10,478	$12,506	$(2,028)	(16)%
Operating income margin	19%	20%

Net Sales. Net sales decreased $7.2 million, or 11%, for the three months ended April 30, 2024 compared to the same period in 2023, which was primarily driven by a $6.1 million decrease in volumes largely due to softer market demand and $1.7 million of base price decreases partially offset by $0.6 million benefit from foreign currency rate change.
Cost of Sales. The cost of sales decreased $4.8 million, or 12%, for the three months ended April 30, 2024 compared to the same period in 2023. Cost of sales decreased primarily due to lower volumes and the deflation of the price of raw materials, partially offset by foreign currency rate changes during the period.
Selling, General and Administrative. Selling, general and administrative expense decreased $0.6 million, or 7%, for the three months ended April 30, 2024 compared to the same period in 2023. The decrease is primarily due to a decrease in professional fees, partially offset by an increase in labor costs, year-over-year.
NA Cabinet Components

	Three Months Ended April 30,
	2024	2023	$ Change	Variance %
	(Dollars in thousands)
Net sales	$51,078	$53,518	$(2,440)	(5)%
Cost of sales (excluding depreciation and amortization)	42,624	43,731	(1,107)	(3)%
Selling, general and administrative	5,066	5,971	(905)	(15)%
Depreciation and amortization	3,082	2,970	112	4%
Operating income	$306	$846	$(540)	(64)%
Operating income margin	1%	2%
Net Sales. Net sales decreased $2.4 million, or 5%, for the three months ended April 30, 2024 compared to the same period in 2023, which was driven by a $1.6 million decrease in price and raw material surcharges and a $0.8 million decrease in volumes due to softer market demand driven by weaker consumer confidence.
Cost of Sales. Cost of sales decreased $1.1 million, or 3%, for the three months ended April 30, 2024 compared to the same period in 2023. Cost of sales decreased primarily due to lumber price deflation and lower volumes during the period.
Selling, General and Administrative. Selling, general and administrative expense decreased $0.9 million, or 15%, for the three months ended April 30, 2024 compared to the same period in 2023 primarily due to a decrease in labor costs and professional fees year-over-year.
Unallocated Corporate & Other

	Three Months Ended April 30,
	2024	2023	$ Change	Variance %
	(Dollars in thousands)
Net sales	$(1,234)	$(721)	$(513)	71%
Cost of sales (excluding depreciation and amortization)	(616)	(283)	(333)	118%
Selling, general and administrative	8,038	(1,210)	9,248	(764)%
Depreciation and amortization	56	83	(27)	(33)%
Operating (loss) income	$(8,712)	$689	$(9,401)	(1,364)%
Net Sales. Net sales for Unallocated Corporate & Other represents the elimination of inter-segment sales for the three months ended April 30, 2024 and 2023.
Cost of Sales. Cost of sales for Unallocated Corporate & Other consists of the elimination of inter-segment sales, profit in inventory, and other costs.
Selling, General and Administrative. Selling, general and administrative expenses increased $9.2 million, or 764%, for the three months ended April 30, 2024 compared to the same period in 2023. This increase is primarily attributable to a $7.0 million increase in transaction and advisory fees, higher compensation expense including the valuations of our stock-based compensation awards, and an increase in medical claims expense during the three months ended April 30, 2024 as compared to the prior year period.

Changes related to Non-Operating Items:
Interest Expense. Interest expense decreased $1.3 million for the three months ended April 30, 2024 compared to the same period in 2023 as a result of lower borrowings outstanding during the three months ended April 30, 2024 as compared to the prior year period.
Income Taxes. We recorded income tax expense of $4.3 million on pre-tax income of $19.7 million for the three months ended April 30, 2024, an effective rate of 21.9%, and income tax expense of $5.6 million on pre-tax income of $27.1 million for the three months ended April 30, 2023, an effective rate of 20.5%. The increase in the effective tax rate year-over-year was primarily driven by an increase in non-deductible permanent differences.
Six Months Ended April 30, 2024 Compared to Six Months Ended April 30, 2023

	Six Months Ended April 30,
	2024	2023	Change $	% Variance
	(Dollars in thousands)
Net sales	$505,356	$535,451	$(30,095)	(6)%
Cost of sales (excluding depreciation and amortization)	387,686	416,521	(28,835)	(7)%
Selling, general and administrative	67,070	64,115	2,955	5%
Depreciation and amortization	22,046	21,076	970	5%
Operating income	28,554	33,739	(5,185)	(15)%
Interest expense	(2,018)	(4,503)	2,485	(55)%
Other, net	1,046	189	857	453%
Income tax expense	(5,956)	(6,004)	48	(1)%
Net income	$21,626	$23,421	$(1,795)	(8)%
Our period-over-period results by reportable segment follow.
Changes Related to Operating Income by Reportable Segment:
NA Fenestration

	Six Months Ended April 30,
	2024	2023	$ Change	% Variance
	(Dollars in thousands)
Net sales	$307,769	$309,955	$(2,186)	(1)%
Cost of sales (excluding depreciation and amortization)	240,629	247,189	(6,560)	(3)%
Selling, general and administrative	29,640	27,453	2,187	8%
Depreciation and amortization	10,693	10,295	398	4%
Operating income	$26,807	$25,018	$1,789	7%
Operating income margin	9%	8%
Net Sales. Net sales decreased $2.2 million, or 1%, for the six months ended April 30, 2024 compared to the same period in 2023, which was primarily driven by a $1.7 million decrease in volumes mainly due to softer market demand and a return to lower volumes in the fall and early winter months due a return of normal seasonality and a $0.5 million decrease in price and raw material indexes.
Cost of Sales. The cost of sales decreased $6.6 million, or 3%, for the six months ended April 30, 2024 as compared to the same period in 2023. Cost of sales, including labor, decreased primarily due to lower volumes and deflation of raw materials during the period.
Selling, General and Administrative. Selling, general and administrative expenses increased $2.2 million, or 8%, for the six months ended April 30, 2024 as compared to the same period in 2023. The increase is primarily due to increases in labor costs, partially offset by a decrease in professional fees year-over-year.

EU Fenestration

	Six Months Ended April 30,
	2024	2023	$ Change	Variance %
	(Dollars in thousands)
Net sales	$106,020	$118,715	$(12,695)	(11)%
Cost of sales (excluding depreciation and amortization)	67,397	78,155	(10,758)	(14)%
Selling, general and administrative	15,618	15,957	(339)	(2)%
Depreciation and amortization	5,096	4,701	395	8%
Operating income	$17,909	$19,902	$(1,993)	(10)%
Operating income margin	17%	17%
Net Sales. Net sales decreased $12.7 million, or 11%, comparing the six months ended April 30, 2024 to the same period in 2023, which was primarily driven by a $12.8 million decrease in volumes largely due to softer market demand and $1.5 million of base price decreases, partially offset by $1.6 million of foreign currency rate change.
Cost of Sales. The cost of sales decreased $10.8 million, or 14%, for the six months ended April 30, 2024 compared to the same period in 2023. Cost of sales decreased primarily due to a decrease in volumes, deflation in the price of raw materials and foreign currency impacts.
Selling, General and Administrative. Selling, general and administrative expense decreased $0.3 million, or 2%, for the six months ended April 30, 2024 compared to the same period in 2023. The decrease is primarily due to a decrease in professional fees, partially offset by an increase in labor costs, year-over-year.

NA Cabinet Components

	Six Months Ended April 30,
	2024	2023	$ Change	Variance %
	(Dollars in thousands)
Net sales	$94,215	$108,192	$(13,977)	(13)%
Cost of sales (excluding depreciation and amortization)	81,367	91,787	(10,420)	(11)%
Selling, general and administrative	10,192	10,844	(652)	(6)%
Depreciation and amortization	6,147	5,904	243	4%
Operating loss	$(3,491)	$(343)	$(3,148)	918%
Operating loss margin	(4)%	—%
Net Sales. Net sales decreased $14.0 million, or 13%, for the six months ended April 30, 2024 compared to the same period in 2023, which was driven by a $7.2 million decrease in volumes due to softer market demand driven by weaker consumer confidence and a $6.8 million decrease in raw material surcharges.
Cost of Sales. Cost of sales decreased $10.4 million, or 11%, for the six months ended April 30, 2024 compared with the same period in 2023, primarily as a result of lower volumes year-over-year.
Selling, General and Administrative. Selling, general and administrative expense decreased $0.7 million, or 6%, for the six months ended April 30, 2024 compared to the same period in 2023. This decrease is primarily due to a decrease in labor costs and professional fees year-over-year.

Unallocated Corporate & Other

	Six Months Ended April 30,
	2024	2023	$ Change	Variance %
	(Dollars in thousands)
Net sales	$(2,648)	$(1,411)	$(1,237)	88%
Cost of sales (excluding depreciation and amortization)	(1,707)	(610)	(1,097)	180%
Selling, general and administrative	11,620	9,861	1,759	18%
Depreciation and amortization	110	176	(66)	(38)%
Operating loss	$(12,671)	$(10,838)	$(1,833)	17%
Net Sales. Net sales for Unallocated Corporate & Other represents the elimination of inter-segment sales for the six months ended April 30, 2024 and 2023.
Cost of Sales. Cost of sales for Unallocated Corporate & Other consists of the elimination of inter-segment sales, profit in inventory, and other costs.
Selling, General and Administrative. Selling, general and administrative expenses increased $1.8 million, or 18%, for the six months ended April 30, 2024 compared to the same period in 2023. This increase is primarily attributable to an increase in transaction and advisory fees and an increase in medical claims expense during the six months ended April 30, 2024 as compared to the prior year period.
Changes related to Non-Operating Items:
Interest Expense. Interest expense decreased $2.5 million for the six months ended April 30, 2024 compared to the same period in 2023 primarily as a result of lower borrowings outstanding during the six months ended April 30, 2024 as compared to the prior year period.
Income Taxes. We recorded income tax expense of $6.0 million on pre-tax income of $27.6 million for the six months ended April 30, 2024, an effective rate of 21.6%, and income tax expense of $6.0 million on a pre-tax income of $29.4 million for the six months ended April 30, 2023, an effective rate of 20.4%. The increase in the effective tax rate year-over-year was primarily driven by an increase in non-deductible permanent differences.
Liquidity and Capital Resources
Overview
Historically, our principal sources of funds have been cash on hand, cash flow from operations, and borrowings under our credit facilities.
We maintain a $325.0 million revolving credit facility (the Credit Facility) that matures in 2027 (5-year term) and requires interest payments calculated at a variable market rate depending upon our Consolidated Net Leverage Ratio. The applicable rate during the six months ended April 30, 2024 was RFR Rate + 1.25%. Our cost of capital could increase depending upon the Consolidated Net Leverage Ratio at the end of any given quarter. In addition to the Consolidated Net Leverage Ratio covenant, we are required to meet a Consolidated Interest Coverage Ratio covenant, and there are limitations on certain transactions including our ability to incur indebtedness, incur liens, dispose of material assets, acquire businesses, make restricted payments and pay dividends (limited to $25.0 million per year). We are amortizing deferred financing fees of $1.0 million straight-line over the remaining term of the facility. For further details of the Credit Facility, refer to Note 6, “Debt and Finance Lease Obligations” to the accompanying unaudited condensed consolidated financial statements contained elsewhere herein.
As of April 30, 2024, we had $56.1 million of cash and equivalents, zero outstanding under the Credit Facility, $3.7 million of outstanding letters of credit and $55.2 million outstanding under finance leases and other debt. Of the $55.2 million outstanding under finance leases and other debt, $51.0 million relates to real estate leases. We had $321.3 million available for use under the Credit Facility at April 30, 2024.
On April 21, 2024, the Company and certain financial institution parties entered into the Interim Facility Agreement, pursuant to which Wells Fargo Bank, National Association, as interim facility agent and interim security agent, and a syndicate of lenders agreed to provide the Company with a $750 million term loan interim facility (“Interim Facility”) and the Commitment Letter, pursuant to which certain financial institution parties agreed to provide to the Company, subject to the execution of definitive financing documents, certain term loan and revolving facilities on the terms and conditions set forth in the Commitment Letter (collectively, the “Facilities”) in order to, among other things, finance the cash consideration payable by the Company in connection with the Tyman Acquisition. The availability of the borrowings under the Facilities (or, in the event that the commitments under the Facilities are not funded on the closing date of the Tyman Acquisition, the Interim Facility Agreement) are subject to the satisfaction of certain customary conditions for financings of this nature. The Interim Facility Agreement contains, and any definitive financing documentation for the Facilities will contain, customary representations and warranties, events of default and covenants for transactions of this type. To the extent any borrowings are made under the Interim Facility Agreement, such loans will mature on the date falling 90 days after the date of first drawdown under the Interim Facility Agreement.
During December 2021, our Board of Directors approved a stock repurchase program that authorized the repurchase of up to $75.0 million worth of shares of our common stock. Repurchases under the program will be made in open market transactions or privately negotiated transactions, subject to market conditions, applicable legal requirements and other relevant factors. During the three months ended April 30, 2024, we did not purchase any shares under this program and as of April 30, 2024 we had a maximum of $62.8 million available to purchase shares under this program. The program does not have an expiration date or a limit on the number of shares that may be purchased.

We repatriated $15.3 million and $21.2 million of foreign cash during the six months ended April 30, 2024 and 2023, respectively. We expect to repatriate excess cash moving forward and use the funds to retire debt or meet current working capital needs. In the U.K., we insure against a portion of our credit losses. We believe our business model, our current cash reserves and our strong balance sheet leave us well-positioned to manage our business and remain in compliance with our debt covenants.
Analysis of Cash Flow
The following table summarizes our cash flow results for the six months ended April 30, 2024 and 2023:

	Six Months Ended
	April 30,
	2024	2023
	(Dollars in thousands)
Cash provided by operating activities	$36,945	$38,460
Cash used for investing activities	$(17,090)	$(106,275)
Cash (used for) provided by financing activities	$(21,887)	$54,313
Operating Activities. Cash provided by operating activities decreased $1.5 million for the six months ended April 30, 2024 compared to the six months ended April 30, 2023. The decrease in operating cash flow is primarily due to a decrease in net income year-over-year partially offset by favorable changes to net working capital.
Investing Activities. Cash used for investing activities decreased $89.2 million for the six months ended April 30, 2024 compared to the same period in 2023, primarily as a result of no business acquisitions in 2024 compared to the acquisition of LMI in 2023.
Financing Activities. Cash used for financing activities was $21.9 million for the six months ended April 30, 2024 compared to cash provided by financing activities of $54.3 million for the same period in 2023. The change in investing cash flows is primarily as a result of a decrease in net borrowings of long-term debt. During the six months ended April 30, 2023, $91.3 million of the borrowings of long-term debt were related to the acquisition of LMI.
Liquidity Requirements
Historically, our strategy for deploying cash has been to invest in organic growth opportunities, develop our infrastructure, and explore strategic acquisitions. Other uses of cash include paying cash dividends to our shareholders and repurchasing our common stock. During the six months ended April 30, 2024 and 2023, we repatriated $15.3 million and $21.2 million, respectively, of foreign earnings from our foreign locations. We maintain cash balances in foreign countries which total $16.0 million as of April 30, 2024.
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
For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended October 31, 2023. Our critical accounting policies and estimates have not changed materially during the six months ended April 30, 2024.
New Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standards setting bodies that we adopt as of the specified effective date. We did not adopt any new accounting pronouncements during the three and six months ended April 30, 2024.
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
Interest Rate Risk
Our debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. This sensitivity is impacted by the amount of borrowings under our credit facilities, and amounts outstanding under finance leases.
Foreign Currency Rate Risk
Our international operations have exposure to foreign currency rate risks, primarily due to fluctuations in the Euro, the British Pound Sterling and the Canadian Dollar. From time to time, we enter into foreign exchange contracts associated with our operations to manage a portion of the foreign currency rate risk. There were no corresponding foreign currency derivatives as of April 30, 2024 or October 31, 2023.
On May 2, 2024, we entered into a deal contingent foreign exchange forward currency contracts to manage our exposure to foreign currency exchange rate fluctuations against the USD and GBP for approximately $605 million of the $1.1 billion purchase consideration for the proposed Tyman Acquisition. These forward contracts expire if the Tyman Acquisition terminates or does not close by March 18, 2025.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (1934 Act) as of April 30, 2024. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2024, the disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no changes in internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023 (Part I, Item 1A) other than as discussed below.
Quanex may fail to consummate the Tyman Acquisition or may not consummate the Tyman Acquisition on the terms or timing described herein.
It is currently anticipated that the Tyman Acquisition will be consummated in the second half of calendar year 2024. Completion of the Tyman Acquisition is subject to, among other things, the receipt of applicable shareholder approvals by both Tyman shareholders and Quanex stockholders, regulatory approvals and other customary closing conditions for the acquisition of a UK public company. As a result, the possible timing and likelihood of completion are uncertain, and, accordingly, there can be no assurance that the Tyman Acquisition will be completed on the expected terms, on the anticipated schedule, or at all.
If the Tyman Acquisition is not consummated, we could be subject to a number of risks that may adversely affect our business and the market price of Quanex common stock, including:
•we will be required to pay costs relating to the Tyman Acquisition such as legal, accounting, financial advisory and printing fees, whether or not the Tyman Acquisition is consummated;
•time and resources committed by our management to matters relating to the Tyman Acquisition could otherwise have been devoted to pursuing other beneficial opportunities; and
•we would not realize the benefits we expect to realize from consummating the Tyman Acquisition.
We cannot provide any assurance that the Tyman Acquisition will be consummated or that there will not be a delay in the consummation of the Tyman Acquisition. If the Tyman Acquisition is not consummated, our reputation in our industry and in the investment community could be damaged, and the market price of our common stock could decline.
We may fail to realize the anticipated benefits and operating synergies expected from the Tyman Acquisition, which could adversely affect our business, financial condition and operating results.
The success of the Tyman Acquisition will depend, in significant part, on our ability to successfully integrate Tyman and realize the anticipated strategic benefits and synergies from the combination. We believe that the addition of Tyman represents an attractive opportunity to create a leading comprehensive solutions provider in the building products industry, leveraging the complementary product portfolios of trusted brands and expanded engineering, design and manufacturing capabilities of both groups to deliver value to consumers, shareholders and other stakeholders. Achieving these goals requires effective integration of the Tyman business and realization of the targeted synergies expected from the Tyman Acquisition. The anticipated benefits of the Tyman Acquisition may not be realized fully or at all, or may take longer to realize than we expect. Actual operating, technological, strategic and revenue opportunities, if achieved at all, may be less significant than we expect or may take longer to achieve than anticipated. If we are not able to achieve these objectives and realize the anticipated benefits and synergies expected from the Tyman Acquisition within a reasonable time, our business, financial condition and operating results may be adversely affected.
The Tyman Acquisition will result in significant integration costs and any material delays or unanticipated additional expenses may harm our business, financial condition and results of operations.
The complexity and magnitude of the integration effort associated with the Tyman Acquisition are significant and require that we fund significant capital and operating expenses to support the integration of the combined operations. Such expenses have included and will include significant transaction, consulting and third-party service fees. We have incurred and expect to continue to incur additional operating expenses as we build up internal resources and/or engage third party providers following the Tyman Acquisition. In addition to these transition costs, we have incurred and expect to continue to incur increased expenses relating to, among other things, restructuring and integrating the two businesses. Any material delays, difficulties or unanticipated additional expenses associated with integration activities may harm our business, financial condition and results of operations.
Item 5. Other Information
During the three months ended April 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits
The exhibits required to be furnished pursuant to Item 6 are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANEX BUILDING PRODUCTS CORPORATION

Date:	June 7, 2024	/s/ Scott M. Zuehlke
Scott M. Zuehlke
Senior Vice President - Chief Financial Officer & Treasurer (Principal Financial Officer)

EXHIBIT INDEX
Exhibit Number	Description of Exhibits

2.1
Rule 2.7 Announcement dated as of April 22, as filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on April 22, 2024, and incorporated herein by reference.

2.2
Co-operation Agreement dated as of April 22, 2024, as filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on April 22, 2024, and incorporated herein by reference.

2.3
Form of Deed of Irrevocable Undertaking dated as of April 22, 2024, as filed as Exhibit 2.3 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on April 22, 2024, and incorporated herein by reference.

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

10.1
Interim Facility Agreement dated as of April 21, as filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on April 22, 2024, and incorporated herein by reference.

10.2
Commitment Letter dated as of April 21, as filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on April 22, 2024, and incorporated herein by reference.

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