Form 10-Q
period 2024-07-31
Quanex Building Products CORP
filed 2024-09-06
CIK 1423221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________
FORM 10-Q
 ________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
The number of shares outstanding of the registrant's Common Stock as of August 31, 2024 was 47,252,070.

QUANEX BUILDING PRODUCTS CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 31, 2024	October 31, 2023
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$93,966	$58,474
Accounts receivable, net of allowance for credit losses of $183 and $843	87,554	97,311
Inventories	99,127	97,959
Income taxes receivable	1,447	8,298
Prepaid and other current assets	19,305	11,558
Total current assets	301,399	273,600
Property, plant and equipment, net of accumulated depreciation of $384,809 and $368,763	251,890	250,664
Operating lease right-of-use assets	63,642	46,620
Goodwill	186,195	182,956
Intangible assets, net	66,606	74,115
Other assets	2,718	3,188
Total assets	$872,450	$831,143
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$63,948	$74,371
Accrued liabilities	54,796	50,319
Income taxes payable	—	384
Current maturities of long-term debt	2,690	2,365
Current operating lease liabilities	6,435	7,224
Total current liabilities	127,869	134,663
Long-term debt	51,406	66,435
Noncurrent operating lease liabilities	59,099	40,361
Deferred income taxes	27,438	29,133
Other liabilities	12,502	14,997
Total liabilities	278,314	285,589
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, shares authorized 1,000,000; issued and outstanding - none	—	—
Common stock, $0.01 par value, shares authorized 125,000,000; issued 37,127,024 and 37,176,958, respectively; outstanding 33,112,593 and 33,011,119, respectively	371	372
Additional paid-in-capital	250,297	251,576
Retained earnings	448,351	409,318
Accumulated other comprehensive loss	(30,131)	(38,141)
Less: Treasury stock at cost, 4,014,431 and 4,165,839 shares, respectively	(74,752)	(77,571)
Total stockholders’ equity	594,136	545,554
Total liabilities and stockholders' equity	$872,450	$831,143

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2024	2023	2024	2023
	(In thousands, except per share amounts)
Net sales	$280,345	$299,640	$785,701	$835,091
Cost and expenses:
Cost of sales (excluding depreciation and amortization)	209,441	221,065	597,127	637,586
Selling, general and administrative	36,509	30,516	103,579	94,631
Depreciation and amortization	10,953	10,596	32,999	31,672
Operating income	23,442	37,463	51,996	71,202
Non-operating (expense) income:
Interest expense	(878)	(2,068)	(2,896)	(6,571)
Other, net	9,474	402	10,520	591
Income before income taxes	32,038	35,797	59,620	65,222
Income tax expense	(6,688)	(4,099)	(12,644)	(10,103)
Net income	$25,350	$31,698	$46,976	$55,119

Basic earnings per common share	$0.77	$0.97	$1.43	$1.68

Diluted earnings per common share	$0.77	$0.96	$1.42	$1.67

Weighted-average common shares outstanding:
Basic	32,876	32,716	32,857	32,841
Diluted	33,106	32,919	33,087	33,031

Cash dividends per share	$0.08	$0.08	$0.24	$0.24

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2024	2023	2024	2023
	(In thousands)
Net income	25,350	31,698	$46,976	$55,119
Other comprehensive income:
Foreign currency translation gain, net of tax	4,500	3,078	8,010	17,532
Other comprehensive income, net of tax	4,500	3,078	8,010	17,532
Comprehensive income	$29,850	$34,776	$54,986	$72,651

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	July 31,
	2024	2023
	(In thousands)
Operating activities:
Net income	$46,976	$55,119
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	32,999	31,672
Stock-based compensation	2,159	1,828
Deferred income tax	(2,321)	177
Gain on deal contingent foreign exchange forward currency contract	(9,200)	—
Other, net	886	2,423
Changes in assets and liabilities:
Decrease in accounts receivable	11,114	9,918
(Increase) decrease in inventory	(183)	23,864
Decrease (increase) in other current assets	1,646	(439)
Decrease in accounts payable	(9,634)	(15,471)
Increase (decrease) in accrued liabilities	948	(5,152)
Decrease (increase) in income taxes receivable	6,659	(3,534)
Increase in deferred pension benefits	—	22
Increase in other long-term liabilities	707	609
Other, net	577	1,523
Cash provided by operating activities	83,333	102,559
Investing activities:
Business acquisition	—	(91,302)
Capital expenditures	(23,435)	(22,450)
Proceeds from disposition of capital assets	115	183
Cash used for investing activities	(23,320)	(113,569)
Financing activities:
Borrowings under credit facilities	—	102,000
Repayments of credit facility borrowings	(15,000)	(60,000)
Repayments of other long-term debt	(1,893)	(1,954)
Common stock dividends paid	(7,943)	(7,952)
Issuance of common stock	573	753
Payroll tax paid to settle shares forfeited upon vesting of stock	(1,193)	(567)
Purchase of treasury stock	—	(5,593)
Cash (used for) provided by financing activities	(25,456)	26,687
Effect of exchange rate changes on cash and cash equivalents	935	2,482
Increase in cash and cash equivalents	35,492	18,159
Cash and cash equivalents at beginning of period	58,474	55,093
Cash and cash equivalents at end of period	$93,966	$73,252

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

Nine Months Ended July 31, 2024	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	(In thousands, no per share amounts shown except in verbiage)
Balance at October 31, 2023	$372	$251,576	$409,318	$(38,141)	$(77,571)	$545,554
Net income	—	—	6,249	—	—	6,249
Foreign currency translation adjustment	—	—	—	6,081	—	6,081
Common dividends ($0.08 per share)	—	—	(2,645)	—	—	(2,645)
Stock-based compensation activity:
Expense related to stock-based compensation	—	583		—	—	583
Stock options exercised	—	22	—	—	378	400
Restricted stock awards granted	—	(1,357)	—	—	1,357	—
Performance restricted stock units vested	—	(917)	—	—	917	—
Other	(1)	(1,192)	—	—	—	(1,193)
Balance at January 31, 2024	$371	$248,715	$412,922	$(32,060)	$(74,919)	$555,029
Net income	—	—	15,377	—	—	15,377
Foreign currency translation adjustment	—	—	—	(2,571)	—	(2,571)
Common dividends ($0.08 per share)	—	—	(2,649)	—	—	(2,649)
Stock-based compensation activity:
Expense related to stock-based compensation	—	782	—	—	—	782
Stock options exercised	—	5	—	—	149	154
Balance at April 30, 2024	$371	$249,502	$425,650	$(34,631)	$(74,770)	$566,122
Net income	—	—	25,350	—	—	25,350
Foreign currency translation adjustment	—	—	—	4,500	—	4,500
Common dividends ($0.08 per share)	—	—	(2,649)	—	—	(2,649)
Stock-based compensation activity:
Expense related to stock-based compensation	—	794	—	—	—	794
Stock options exercised	—	1	—	—	18	19
Balance at July 31, 2024	$371	$250,297	$448,351	$(30,131)	$(74,752)	$594,136

Nine Months Ended July 31, 2023	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	(In thousands, no per share amounts shown except in verbiage)
Balance at October 31, 2022	$372	$251,947	$337,456	$(49,422)	$(75,518)	$464,835
Net income	—	—	1,909	—	—	1,909
Foreign currency translation adjustment	—	—	—	11,372	—	11,372
Common dividends ($0.08 per share)	—	—	(2,661)	—	—	(2,661)
Stock-based compensation activity:
Expense related to stock-based compensation	—	679	—	—	—	679
Stock options exercised	—	6	—	—	93	99
Restricted stock awards granted	—	(1,752)	—	—	1,752	—
Performance restricted stock units vested	—	(605)	—	—	605	—
Other	—	(545)	—	—	—	(545)
Balance at January 31, 2023	$372	$249,730	$336,704	$(38,050)	$(73,068)	$475,688
Net income	—	—	21,512	—	—	21,512
Foreign currency translation adjustment	—	—	—	3,082	—	3,082
Common dividends ($0.08 per share)	—	—	(2,659)	—	—	(2,659)
Purchase of treasury stock	—	—	—	—	(5,593)	(5,593)
Stock-based compensation activity:
Expense related to stock-based compensation	—	719	—	—	—	719
Other	—	(22)	—	—	—	(22)
Balance at April 30, 2023	$372	$250,427	$355,557	$(34,968)	$(78,661)	$492,727
Net income	—	—	31,698	—	—	31,698
Foreign currency translation adjustment	—	—	—	3,078	—	3,078
Common dividends ($0.08 per share)	—	—	(2,632)	—	—	(2,632)
Stock-based compensation activity:
Expense related to stock-based compensation	—	430	—	—	—	430
Stock options exercised	—	25	—	—	629	654
Balance at July 31, 2023	$372	$250,882	$384,623	$(31,890)	$(78,032)	$525,955

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations and Basis of Presentation
Quanex Building Products Corporation is a global, publicly traded manufacturing company primarily serving original equipment manufacturers (OEMs) in the fenestration, cabinetry, solar, refrigeration and outdoor products markets. These components can be categorized as window and door (fenestration) components and kitchen and bath cabinet components. Examples of fenestration components include: (1) energy-efficient flexible insulating glass spacers, (2) extruded vinyl profiles, (3) window and door screens, and (4) precision-formed metal and wood products. We also manufacture cabinet doors and other components for OEMs in the kitchen and bathroom cabinet industry. In addition, we provide certain other non-fenestration components and products, which include custom mixing, solar panel sealants, trim moldings, vinyl decking, vinyl fencing, customized compounds, water retention barriers, and conservatory roof components. We have organized our business into three reportable business segments. For additional discussion of our reportable business segments, see Note 13, “Segment Information.” We use low-cost, short lead-time production processes and engineering expertise to provide our customers with specialized products for their specific window, door, and cabinet applications. We believe these capabilities provide us with unique competitive advantages. We serve a primary customer base in North America and the United Kingdom (U.K.), and also serve customers in international markets through our operating plants in the U.K. and Germany, as well as through sales and marketing efforts in other countries.
Unless the context indicates otherwise, references to “Quanex,” the “Company,” “we,” “us,” and “our” refer to the consolidated business operations of Quanex Building Products Corporation and its subsidiaries.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes our product sales for the three and nine months ended July 31, 2024 and 2023 into groupings by segment which we believe depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors. For further details regarding our results by segment, refer to Note 13, “Segment Information.”

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2024	2023	2024	2023
	(In thousands)
North American Fenestration:
United States - fenestration	$131,394	$138,090	$362,674	$379,613
International - fenestration	6,950	8,542	20,559	22,019
United States - non-fenestration	27,873	26,423	81,196	73,823
International - non-fenestration	4,041	4,026	13,598	11,581
	$170,258	$177,081	$478,027	$487,036
European Fenestration:
International - fenestration	$50,551	$51,752	$139,270	$142,009
International - non-fenestration	9,066	16,137	26,367	44,595
	$59,617	$67,889	$165,637	$186,604
North American Cabinet Components:
United States - fenestration	$3,791	$4,486	$11,203	$12,613
United States - non-fenestration	47,287	50,199	133,456	148,774
International - non-fenestration	370	700	1,004	2,190
	$51,448	$55,385	$145,663	$163,577
Unallocated Corporate & Other
Eliminations	$(978)	$(715)	$(3,626)	$(2,126)
	$(978)	$(715)	$(3,626)	$(2,126)
Net sales	$280,345	$299,640	$785,701	$835,091
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
Related Parties
Net sales include transactions with a customer which is a related party with one of our non-employee directors for three and nine months ended July 31, 2024 of was $0.3 million and $0.8 million, respectively, and $0.3 million and $0.9 million for the comparable prior year periods. We performed a review of these transactions, of which no single transaction or series of related transactions exceeded $120,000 in amount, and determined that these transactions were enacted independently of each other. We are not aware of any other related party transactions with any of our current non-employee directors or officers outside of their normal business functions or expected contractual duties.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Acquisition
On November 1, 2022, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with LMI Custom Mixing, LLC (“LMI”) and the equity owners of LMI, Lauren International, Ltd. and Meteor-US-Beteiligungs GMBH. Under the Purchase Agreement, we acquired substantially all of the operating assets comprising LMI’s polymer mixing and rubber compound production business (collectively, the “Purchased Assets”) and also agreed to assume certain liabilities relating to the Purchased Assets (collectively, the “LMI Acquisition”). As consideration for the Purchased Assets, we paid $91.3 million in cash utilizing funds borrowed under our Credit Facility. In connection with the LMI Acquisition, we amended our existing finance lease with Lauren Real Estate Holding LLC for the purpose of adding an additional lease renewal option and increasing rental space by approximately 60,000 square feet of rental space which was added to the 313,595 square feet of rentable area located in Cambridge, Ohio.
3. Inventories
Inventories consisted of the following at July 31, 2024 and October 31, 2023 (in thousands):

	July 31, 2024	October 31, 2023
Raw materials	$59,865	$53,585
Finished goods and work in process	37,343	42,195
Supplies and other	1,919	2,179
Total	$99,127	$97,959
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The table below presents the lease-related assets and liabilities recorded on the balance sheet at July 31, 2024 and October 31, 2023 (in thousands):

Leases	Classification	July 31, 2024	October 31, 2023
Assets
Operating lease assets	Operating lease right-of-use assets	$63,642	$46,620
Finance lease assets	Property, plant and equipment (less accumulated depreciation of $9,594 and $6,691)	60,760	58,496
Total lease assets		$124,402	$105,116

Liabilities
Current
Operating	Current operating lease liabilities	$6,435	$7,224
Finance	Current maturities of long-term debt	3,000	2,676
Noncurrent
Operating	Noncurrent operating lease liabilities	59,099	40,361
Finance	Long-term debt	52,007	52,309
Total lease liabilities		$120,541	$102,570
The table below presents the components of lease costs for the three and nine months ended July 31, 2024 and 2023 (in thousands):

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2024	2023	2024	2023
Operating lease cost	$3,722	$2,322	$7,720	$6,731
Finance lease cost
Amortization of leased assets	1,237	824	2,706	2,439
Interest on lease liabilities	839	612	1,863	1,815
Variable lease costs	523	420	1,461	1,210
Total lease cost	$6,321	$4,178	$13,750	$12,195

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The table below presents supplemental cash flow information related to leases for the nine months ended July 31, 2024 and 2023 (in thousands):

	Nine Months Ended
	July 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Finance leases - financing cash flows	$2,112	$1,762
Finance leases - operating cash flows	$1,863	$1,815
Operating leases - operating cash flows	$6,826	$6,848

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$22,025	$3,714
Finance leases	$1,308	$25,723
The table below presents the weighted-average remaining lease terms and weighted-average discount rates for the Company's leases as of July 31, 2024 and October 31, 2023:

	July 31, 2024	October 31, 2023
Weighted-average remaining lease term (in years)
Operating leases	10.8	10.7
Financing leases	17.7	18.7

Weighted-average discount rate
Operating leases	4.66%	4.09%
Financing leases	4.69%	4.52%
The table below presents the maturity of the lease liabilities as of July 31, 2024 (in thousands):

	Operating Leases	Finance Leases
2024 (remaining three months)	$2,341	$1,379
2025	9,299	5,436
2026	9,150	5,276
2027	8,148	5,109
2028	7,316	4,931
Thereafter	49,112	59,006
Total lease payments	85,366	81,137
Less: present value discount	19,832	26,130
Total lease liabilities	$65,534	$55,007

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Goodwill and Intangible Assets
Goodwill
The change in the carrying amount of goodwill for the nine months ended July 31, 2024 was as follows (in thousands):

Nine Months Ended
July 31, 2024
Beginning balance as of November 1, 2023	$182,956
Foreign currency translation adjustment	3,239
Balance as of the end of the period	$186,195
At our last annual test date, August 31, 2023, we evaluated the recoverability of goodwill at each of our five reporting units with goodwill balances and determined that our goodwill was not impaired. We evaluated for indicators of impairment for all reporting units during the three and nine months ended July 31, 2024 and determined that there were no triggering events. For additional discussion of change in reporting units and a summary of the change in the carrying amount of goodwill by segment, see Note 13, “Segment Information.”
Identifiable Intangible Assets
Amortizable intangible assets consisted of the following as of July 31, 2024 and October 31, 2023 (in thousands):

	July 31, 2024		October 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$159,707	$107,116	$157,629	$99,230
Trademarks and trade names	56,166	44,989	55,519	42,879
Patents and other technology	25,162	22,324	25,127	22,051
Total	$241,035	$174,429	$238,275	$164,160
We had aggregate amortization expense related to intangible assets for the three and nine months ended July 31, 2024 of $2.8 million and $9.0 million, respectively, and $3.0 million and $9.1 million for the comparable prior year periods.
Estimated remaining amortization expense, assuming current intangible balances and no new acquisitions, for future fiscal years as of July 31, 2024 (in thousands):

Estimated Amortization Expense
2024 (remaining three months)	$2,797
2025	10,393
2026	10,151
2027	10,152
2028	4,918
Thereafter	28,195
Total	$66,606

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Debt and Finance Lease Obligations
Long-term debt consisted of the following at July 31, 2024 and October 31, 2023 (in thousands):

	July 31, 2024	October 31, 2023
Revolving Credit Facility	$—	$15,000
Finance lease obligations and other	55,007	55,000
Unamortized deferred financing fees	(911)	(1,200)
Total debt	$54,096	$68,800
Less: Current maturities of long-term debt	2,690	2,365
Long-term debt	$51,406	$66,435
Credit Agreement
On August 1, 2024, we completed our previously announced acquisition (the “Tyman Acquisition”) of Tyman plc, a company incorporated in England and Wales (“Tyman”). On June 12, 2024, in connection with the Tyman Acquisition, the Company, Wells Fargo Bank, National Association (“Wells Fargo Bank”, acting as agent, swingline lender and issuing lender, the “Agent”), the other entities therein specified in the capacities therein specified, and the lenders parties thereto, entered into an amendment to the Second Amended and Restated Credit Agreement, dated as of July 6, 2022 (the “Existing Credit Agreement”, and the Existing Credit Agreement as so amended, the “Amended Credit Agreement”). The Amended Credit Agreement did not become effective until August 1, 2024 upon the completion the Tyman Acquisition. For further information regarding the Tyman Acquisition and the Amended Credit Agreement, refer to Note 16, “Subsequent Events.”
On July 6, 2022, we entered into our Existing Credit Agreement with Wells Fargo Securities, LLC, as Agent, Swingline Lender and Issuing Lender, and BofA Securities, Inc. serving as Syndication Agent. We capitalized $1.2 million of deferred financing fees related to the Credit Facility. This $325.0 million revolving credit facility has a five-year term, maturing on July 6, 2027, and replaces our previous credit facility.
Interest payments for the Existing Credit Agreement are calculated, at our election and depending upon the Consolidated Net Leverage Ratio, at a Base Rate (as defined within the Existing Credit Agreement) plus an applicable margin or at the same rate as Risk-Free Rate (“RFR”) Loans for domestic borrowings or Eurocurrency Rate Loans plus an applicable margin. In addition, we are subject to commitment fees for the unused portion of the Existing Credit Agreement.
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
The Existing Credit Agreement provides for incremental revolving credit commitments for a minimum principal amount of $10.0 million, up to an aggregate amount of $150.0 million or 100% of Consolidated EBITDA, subject to the lender's discretion to elect or decline the incremental increase. We can also borrow up to the lesser of $15.0 million or the revolving credit commitment, as defined, under a Swingline feature of the Existing Credit Agreement.
The Existing Credit Agreement contains a: (1) Consolidated Interest Coverage Ratio requirement whereby we must not permit the Consolidated Interest Coverage Ratio, as defined, to be less than 3.00 to 1.00, and (2) Consolidated Net Leverage Ratio requirement, whereby we must not permit the Consolidated Net Leverage Ratio, as defined, to be greater than 3.25 to 1.00.
In addition to maintaining these financial covenants, the Existing Credit Agreement also limits our ability to enter into certain business transactions, such as to incur indebtedness or liens, to acquire businesses or dispose of material assets, make

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
restricted payments, pay dividends (limited to $25.0 million per year) and other transactions as further defined in the Existing Credit Agreement. Some of these limitations, however, do not take effect so long as Consolidated Net Leverage Ratio is less than or equal to 2.75 to 1.00 and available liquidity exceeds $25.0 million. Substantially all of our domestic assets, with the exception of real property, are used as collateral for the Existing Credit Agreement.
As of July 31, 2024, we had no borrowings outstanding under the Existing Credit Agreement, unamortized debt issuance costs of $0.9 million, $3.7 million of outstanding letters of credit and $55.0 million outstanding primarily under finance leases and other debt. We had $321.3 million available for use under the Existing Credit Agreement at July 31, 2024. Our weighted-average borrowing rate for borrowings outstanding during the nine months ended July 31, 2024 and 2023 was 6.69% and 5.91%, respectively. We were in compliance with our debt covenants as of July 31, 2024.
7. Retirement Plans
Pension Plan
Our non-contributory, single employer defined benefit pension plan covered certain of our employees in the U.S. During the year ended October 31, 2023, we terminated our defined contribution plan and settled the obligation during the three months ended October 31, 2023. The net periodic pension (benefit) cost for this plan for the three and nine months ended July 31, 2024 and 2023 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2024	2023	2024	2023
Service cost	$—	$95	$—	$287
Interest cost	—	390	—	1,169
Expected return on plan assets	—	(366)	—	(1,099)
Amortization of net loss	—	11	—	32
Settlement reimbursement	—	—	(903)	—
Net periodic pension (benefit) cost	$—	$130	$(903)	$389
Other Plans
We also have a supplemental benefit plan covering certain executive officers and key employees and a non-qualified deferred compensation plan covering members of the Board of Directors and certain key employees. As of July 31, 2024 and October 31, 2023, our liability under the supplemental benefit plan was approximately zero and $2.0 million, respectively. During the year ended October 31, 2023, the supplemental benefit plan was terminated. Benefits associated with this plan were distributed in June 2024 in accordance with Internal Revenue Service regulations. As of July 31, 2024 and October 31, 2023, the liability associated with the deferred compensation plan was approximately $4.9 million and $3.9 million, respectively. We record the current portion of liabilities associated with these plans under the caption “Accrued liabilities,” and the long-term portion under the caption “Other liabilities” in the accompanying condensed consolidated balance sheets.
8. Income Taxes
To determine our income tax expense or benefit for interim periods, consistent with accounting standards, we apply the estimated annual effective income tax rate to year-to-date results, plus any applicable discrete items, which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statutes of limitations, tax benefits on equity compensation, and increases or decreases in valuation allowances on deferred tax assets. Our estimated annual effective tax rates from continuing operations for the nine months ended July 31, 2024 and 2023 were 21.2% and 18.2%, respectively. The difference between our estimated annual effective income tax rate and the U.S. federal statutory rate of 21% principally results from discrete tax items, U.S. state taxes, a non-U.S. tax rate differential and other permanent differences. The primary discrete items affecting the 2024 effective rate were the benefit of $0.4 million related to the vesting or exercise of equity-based compensation awards and a charge of $0.7 million related to the true up of the deferred tax rate. The primary discrete item affecting the 2023 effective rate was a benefit of $1.7 million related to a true-up of tax provision accrual to tax return filings.
As of July 31, 2024, our liability for uncertain tax positions (UTP) of $0.3 million relates to certain U.S. federal and state tax items regarding the interpretation of tax laws and regulations, including a minimal amount of interest and penalties. We include all interest and penalties related to uncertain tax benefits within our income tax provision account. To the extent interest

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
and penalties are not assessed with respect to uncertain tax positions or the uncertainty of deductions in the future, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
We evaluate the likelihood of realization of our deferred tax assets by considering both positive and negative evidence. We maintain a valuation allowance for certain state net operating losses which totaled $0.6 million as of July 31, 2024 and October 31, 2023, respectively.
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
Carrying amounts reported on the balance sheet for cash, cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. Our outstanding debt is variable rate debt that re-prices frequently, thereby limiting our exposure to significant change in interest rate risk. As a result, the fair value of our debt instrument approximates carrying value at July 31, 2024, and October 31, 2023 (Level 2 measurement).
On May 2, 2024, we entered into a deal contingent foreign exchange forward currency contract to manage our exposure to foreign currency exchange rate fluctuations against the USD and GBP for approximately $605 million, as part of the $1.1 billion purchase consideration for the Tyman Acquisition. Our deal contingent forward contract is adjusted to fair value by recording gains and losses to “Other, net,” and we record the related asset to “Other Current Assets” in the accompanying condensed consolidated statement of income and condensed consolidated balance sheets, respectively. During the three months ended July 31, 2024, we recognized a gain of $9.2 million related to this foreign exchange forward currency contract and the contract was concluded in August 2024 as a result of the completion of the Tyman Acquisition. The value of our foreign exchange forward currency contract fluctuated based on exchange rate fluctuations against the USD and GBP (Level 2 measurement). For further information regarding the Tyman Acquisition, refer to Note 16, “Subsequent Events.”
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
A summary of non-vested restricted stock awards activity during the nine months ended July 31, 2024 is presented below:

	Restricted Stock Awards	Weighted-Average Grant Date Fair Value per Share
Non-vested at October 31, 2023	242,300	$22.36
Granted	72,900	32.15
Forfeited	(11,800)	22.30
Vested	(66,600)	20.68
Non-vested at July 31, 2024	236,800	$25.85
The total weighted-average grant-date fair value of restricted stock awards that vested during each of the nine months ended July 31, 2024 and 2023 was $1.4 million and $1.0 million, respectively. As of July 31, 2024, total unrecognized compensation cost related to unamortized restricted stock awards was $3.0 million. We expect to recognize this expense over the remaining weighted-average vesting period of 1.9 years.
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
The following table summarizes our stock option activity for the nine months ended July 31, 2024:

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000s)
Outstanding at October 31, 2023	107,530	$19.48
Exercised	(29,280)	19.58
Outstanding at July 31, 2024	78,250	$19.45	1.7	$1,092
Vested at July 31, 2024	78,250	$19.45	1.7	$1,092
Exercisable at July 31, 2024	78,250	$19.45	1.7	$1,092
Intrinsic value is the amount by which the market price of the common stock on the date of exercise exceeds the exercise price of the stock option. The total intrinsic value of stock options exercised during the nine months ended July 31, 2024 and 2023 was $0.4 million and $0.3 million, respectively.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
During the nine months ended July 31, 2024 and 2023, non-employee directors received 26,215 and 38,704 restricted stock units, respectively, at a weighted-average grant date fair value of $26.70 per share and $20.67 per share, respectively, which vested immediately. During the nine months ended July 31, 2023, 21,774 restricted stock units, which were awarded to key employees, vested. During the nine months ended July 31, 2024, we paid $0.6 million and $0.4 million for the comparable prior year to settle vested restricted stock units.
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
During the nine months ended July 31, 2024, 49,228 performance restricted stock units vested.
The performance restricted stock units are not considered outstanding shares, do not have voting rights, and are excluded from diluted weighted-average shares used to calculate earnings per share until the performance criteria is probable to result in the issuance of contingent shares. As of July 31, 2024, we have deemed 67,626 shares related to the December 2021 grant of performance restricted stock units as probable to vest.
The following table summarizes amounts expensed as selling, general and administrative expense related to restricted stock awards, stock options, restricted stock units, performance share awards and performance restricted stock units for the three and nine months ended July 31, 2024 and 2023 (in thousands):

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2024	2023	2024	2023
Restricted stock awards	$514	$356	$1,333	$1,258
Restricted stock units	39	1,444	1,815	1,873
Performance share awards	444	592	1,372	3,934
Performance restricted stock units	280	74	826	570
Total compensation expense	$1,277	$2,466	$5,346	$7,635
Treasury Shares
We record treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Shares are generally issued from treasury stock at the time of grant of restricted stock awards, upon the exercise of stock options, and upon the vesting of performance restricted stock units. On the subsequent issuance of treasury shares, we record proceeds in excess of cost as an increase in additional paid in capital. A deficiency of such proceeds relative to costs would be applied to reduce paid-in-capital associated with prior issuances to the extent available, with the remainder recorded as a charge to retained earnings. There were no charges to retained earnings during the nine months ended July 31, 2024.
The following table summarizes the treasury stock activity during the nine months ended July 31, 2024:

Nine Months Ended
July 31, 2024
Beginning Balance as of November 1, 2023	4,165,839
Restricted stock awards granted	(72,900)
Performance restricted stock units vested	(49,228)
Stock options exercised	(29,280)
Balance at July 31, 2024	4,014,431

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Other, net
Other, net on the condensed consolidated statements of income consisted of the following for the three and nine months ended July 31, 2024 and 2023 (in thousands):

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2024	2023	2024	2023
Foreign currency transaction (losses) gains	$(38)	$126	$(94)	$36
Foreign currency derivative gains	9,200	16	9,200	1
Pension service benefit	—	309	903	494
Interest income	300	81	772	114
Other	12	(130)	(261)	(54)
Other, net	$9,474	$402	$10,520	$591
13. Segment Information
We present three reportable business segments (1) NA Fenestration, comprising four operating segments primarily focused on the fenestration market in North America including vinyl profiles, insulating glass spacers, screens, custom compound mixing, and other fenestration components; (2) EU Fenestration, comprising our U.K.-based vinyl extrusion business, manufacturing vinyl profiles & conservatories, and the European insulating glass business manufacturing insulating glass spacers; and (3) NA Cabinet Components, comprising our cabinet door and components operations. Additionally, we maintain an Unallocated Corporate & Other which includes transaction expenses; stock-based compensation; long-term incentive awards based on the performance of our common stock and other factors; certain severance, legal and other costs not deemed to be allocable to all segments; depreciation of corporate assets; interest expense; other, net; income taxes and inter-segment eliminations; and executive incentive compensation and medical expense fluctuations relative to planned costs as determined during the annual planning process. Other general and administrative costs associated with the corporate office are allocated to the reportable segments, based upon a relative measure of profitability in order to more accurately reflect each reportable business segment's administrative costs. We allocate corporate expenses to businesses acquired mid-year from the date of acquisition. The accounting policies of our operating segments are the same as those used to prepare the accompanying condensed consolidated financial statements. Corporate general and administrative expense allocated during the three and nine month period ended July 31, 2024 was $6.6 million and $20.8 million, respectively, and $6.3 million and $17.1 million for the comparable prior year periods.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Segment information for the three and nine months ended July 31, 2024 and 2023, and total assets as of July 31, 2024 and October 31, 2023 are summarized in the following table (in thousands):

	NA Fenestration	EU Fenestration	NA Cabinet Components	Unallocated Corp. & Other	Total
Three Months Ended July 31, 2024
Net sales	$170,258	$59,617	$51,448	$(978)	$280,345
Depreciation and amortization	5,194	2,609	3,093	57	10,953
Operating income (loss)	17,845	12,688	282	(7,373)	23,442
Capital expenditures	4,339	847	1,024	42	6,252
Three Months Ended July 31, 2023
Net sales	$177,081	$67,889	$55,385	$(715)	$299,640
Depreciation and amortization	5,033	2,434	3,084	45	10,596
Operating income (loss)	22,668	16,150	2,271	(3,626)	37,463
Capital expenditures	3,201	2,244	1,744	187	7,376
Nine Months Ended July 31, 2024
Net sales	$478,027	$165,637	$145,663	$(3,626)	$785,701
Depreciation and amortization	15,887	7,705	9,240	167	32,999
Operating income (loss)	44,652	30,597	(3,209)	(20,044)	51,996
Capital expenditures	15,799	3,253	3,959	424	23,435
Nine Months Ended July 31, 2023
Net sales	$487,036	$186,604	$163,577	$(2,126)	$835,091
Depreciation and amortization	15,328	7,135	8,988	221	31,672
Operating income (loss)	47,686	36,052	1,928	(14,464)	71,202
Capital expenditures	11,673	5,300	5,085	392	22,450
As of July 31, 2024
Total assets	$389,715	$242,228	$149,862	$90,645	$872,450
As of October 31, 2023
Total assets	$379,286	$239,333	$158,824	$53,700	$831,143
The following table summarizes the change in the carrying amount of goodwill by reportable business segment for the nine months ended July 31, 2024 (in thousands):

	NA Fenestration	EU Fenestration	NA Cabinet Comp.	Unallocated Corp. & Other	Total
Balance as of October 31, 2023	$80,105	$63,704	$39,147	$—	$182,956
Foreign currency translation adjustment	—	3,239	—	—	3,239
Balance as of July 31, 2024	$80,105	$66,943	$39,147	$—	$186,195
For further details of Goodwill, see Note 5, “Goodwill & Intangible Assets,” located herewith.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
We did not allocate non-operating loss or income tax benefit to the reportable segments. The following table reconciles operating income as reported above to net income for the three and nine months ended July 31, 2024 and 2023 (in thousands):

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2024	2023	2024	2023
Operating income	$23,442	$37,463	$51,996	$71,202
Interest expense	(878)	(2,068)	(2,896)	(6,571)
Other, net	9,474	402	10,520	591
Income tax expense	(6,688)	(4,099)	(12,644)	(10,103)
Net income	$25,350	$31,698	$46,976	$55,119

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
Basic and diluted earnings per share for the three and nine months ended July 31, 2024 and 2023 were calculated as follows (in thousands, except per share data):

	Net Income	Weighted-Average Shares	Per Share
Three Months Ended July 31, 2024
Basic earnings per common share	$25,350	32,876	$0.77
Effect of dilutive securities:
Stock options	—	29	—
Restricted stock awards	—	133	—
Performance restricted stock units	—	68	—
Diluted earnings per common share	$25,350	33,106	$0.77
Three Months Ended July 31, 2023
Basic earnings per common share	$31,698	32,716	$0.97
Effect of dilutive securities:
Stock options	—	33	—
Restricted stock awards	—	124	—
Performance restricted stock units	—	46	—
Diluted earnings per common share	$31,698	32,919	$0.96
Nine Months Ended July 31, 2024
Basic earnings per common share	$46,976	32,857	$1.43
Effect of dilutive securities:
Stock options	—	34	—
Restricted stock awards	—	128	—
Performance restricted stock units	—	68	—
Diluted earnings per common share	$46,976	33,087	$1.42
Nine Months Ended July 31, 2023
Basic earnings per common share	$55,119	32,841	$1.68
Effect of dilutive securities:
Stock options	—	30	—
Restricted stock awards	—	114	—
Performance restricted stock units	—	46	—
Diluted earnings per common share	$55,119	33,031	$1.67
We do not include equity instruments in our calculation of diluted earnings per share if those instruments would be anti-dilutive. We had zero and 1,364 of anti-dilutive restricted stock award equivalents for the three and nine months ended July 31, 2024, respectively, and no corresponding equivalents for the comparable prior year periods. Such dilution is dependent on the excess of the market price of our stock over the exercise price and other components of the treasury stock method.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
15. New Accounting Guidance
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standards setting bodies that we adopt as of the specified effective date. We did not adopt any new accounting pronouncements during the three and nine months ended July 31, 2024.
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
16. Subsequent Events
On August 1, 2024, we completed the Tyman Acquisition of Tyman plc, a company incorporated in England and Wales (“Tyman”). The aggregate consideration due pursuant to the Tyman Acquisition at closing comprised of 14,139,477 newly issued Quanex common shares (“New Quanex Shares”) and cash consideration of approximately $504.1 million (being the Pound Sterling amount of cash consideration of £392.2 million in respect of all of the Tyman Shares converted to U.S. Dollars at an exchange rate of 1.2855). New Quanex Shares issued in connection with the Tyman Acquisition on the New York Stock Exchange took effect on August 2, 2024 and Tyman’s shares on the London Stock Exchange were canceled.
On June 12, 2024, in connection with the Tyman Acquisition, the Company, Wells Fargo Bank, National Association (“Wells Fargo Bank”, acting as agent, swingline lender and issuing lender, the “Agent”), the other entities therein specified in the capacities therein specified, and the lenders parties thereto, entered into an amendment to the Second Amended and Restated Credit Agreement, dated as of July 6, 2022 (the “Existing Credit Agreement”, and the Existing Credit Agreement as so amended, the “Amended Credit Agreement”). The Amended Credit Agreement did not become effective until August 1, 2024 upon the completion of the Tyman Acquisition.
The Amended Credit Agreement will (i) increase the senior secured revolving credit facility to an aggregate principal amount of $475 million (the “Revolving Credit Facility”) and (ii) provide for a senior secured term loan A facility in an aggregate principal amount of $500 million (the “Term A Facility” and together with the Revolving Credit Facility, the “Facilities”). The Revolving Credit Facility will include alternative currency, letter of credit, and swing-line sub-facilities of $100 million, $30 million, and $15 million, respectively. The maturity date of the Facilities will be five years after the acquisition effective date, maturing on August 1, 2029.

Unless the context indicates otherwise, references to “Quanex,” the “Company,” “we,” “us,” and “our” refer to the consolidated business operations of Quanex Building Products Corporation and its subsidiaries.
Cautionary Note Regarding Forward-Looking Statements
Certain of the statements contained in this document and in documents incorporated by reference herein, including those made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” include “forward-looking” statements as defined under the Private Securities Litigation Reform Act of 1995. Generally, the words “expect,” “believe,” “intend,” “estimate,” “anticipate,” “project,” “will,” and similar expressions identify forward-looking statements, which generally are not historical in nature. Forward-looking statements are statements as to matters that are not historical facts, and include statements about our plans, objectives, expectations and intentions, including (1) all statements which address future operating performance, (2) events or developments that we expect or anticipate will occur in the future, including statements relating to the Tyman Acquisition and statements relating to volume, sales, operating income, and earnings per share, and (3) statements expressing general outlook about future operating results. Forward-looking statements also include any statements relating to future capital expenditures, expenses, revenues, economic performance, financial conditions, dividend policy, losses, future prospects or business or management strategies, and the expansion and/or growth of the operations of the Company. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our current projections or expectations. As and when made, we believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, provided, that we cannot give any assurance that such expectations will prove to be correct. However, caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date when made and there can be no assurance that such forward-looking statements will occur. We are not obligated to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to the following:
•impacts from public health issues (including pandemics, such as the COVID-19 pandemic and quarantines) on the economy, demand for our products or our operations, including the responses of governmental authorities to contain such public health issues;
•our ability to integrate and implement our plans, forecasts, and other expectations with respect to Tyman;
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes as of July 31, 2024, and for the three and nine months ended July 31, 2024 and 2023, included elsewhere herein. For additional information pertaining to our business, including risk factors which should be considered before investing in our common stock, refer to our Annual Report on Form 10-K for the fiscal year ended October 31, 2023.
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
Recent Transactions and Events
On August 1, 2024, we completed our Tyman Acquisition of Tyman plc, a company incorporated in England and Wales (“Tyman”). The aggregate consideration due pursuant to the Tyman Acquisition at closing comprised of 14,139,477 New Quanex Shares and cash consideration of approximately $504.1 million (being the Pound Sterling amount of cash consideration of £392.2 million in respect of all of the Tyman Shares converted to U.S. Dollars at an exchange rate of 1.2855). New Quanex Shares issued in connection with the Tyman Acquisition on the New York Stock Exchange took effect on August 2, 2024 and Tyman’s shares on the London Stock Exchange were canceled.
On November 1, 2022, we entered into an Asset Purchase Agreement with LMI and the equity owners of LMI, Lauren International, Ltd. and Meteor-US-Beteiligungs GMBH. Under the Asset Purchase Agreement, we acquired substantially all of the operating assets comprising LMI’s polymer mixing and rubber compound production business and also agreed to assume certain liabilities. As consideration for the Purchased Assets, we paid $91.3 million in cash utilizing funds borrowed under our Credit Facility. In connection with the LMI Acquisition, we amended our existing finance lease with Lauren Real Estate Holding LLC for the purpose of adding an additional lease renewal option and increasing rental space by approximately 60,000 square feet of rental space which was added to the 313,595 square feet of rentable area located in Cambridge, Ohio.

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
In July 2024, the NAHB forecasted calendar-year housing starts to be approximately 1.3 million, 1.4 million and 1.5 million in the 2024, 2025 and 2026 calendar-years, respectively. In August 2024, the Ducker forecast indicated that total window shipments are expected to decrease 3.3% in calendar-year 2024 and increase 3.1% in 2025.
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

Results of Operations
Three Months Ended July 31, 2024 Compared to Three Months Ended July 31, 2023

	Three Months Ended July 31,
	2024	2023	Change $	% Variance
	(Dollars in thousands)
Net sales	$280,345	$299,640	$(19,295)	(6)%
Cost of sales (excluding depreciation and amortization)	209,441	221,065	(11,624)	(5)%
Selling, general and administrative	36,509	30,516	5,993	20%
Depreciation and amortization	10,953	10,596	357	3%
Operating income	23,442	37,463	(14,021)	(37)%
Interest expense	(878)	(2,068)	1,190	(58)%
Other, net	9,474	402	9,072	2,257%
Income tax expense	(6,688)	(4,099)	(2,589)	63%
Net income	$25,350	$31,698	$(6,348)	(20)%
Our period-over-period results by reportable segment follow.
Changes Related to Operating Income by Reportable Segment:
NA Fenestration

	Three Months Ended July 31,
	2024	2023	$ Change	% Variance
	(Dollars in thousands)
Net sales	$170,258	$177,081	$(6,823)	(4)%
Cost of sales (excluding depreciation and amortization)	130,301	135,126	(4,825)	(4)%
Selling, general and administrative	16,918	14,254	2,664	19%
Depreciation and amortization	5,194	5,033	161	3%
Operating income	$17,845	$22,668	$(4,823)	(21)%
Operating income margin	10%	13%
Net Sales. Net sales decreased $6.8 million, or 4%, for the three months ended July 31, 2024 compared to the same period in 2023, which was primarily driven by a $8.8 million decrease in volumes due to softer market demand driven by weaker consumer confidence partially offset by an increase in price and raw material indexes of $2.0 million.
Cost of Sales. The cost of sales decreased $4.8 million, or 4%, for the three months ended July 31, 2024 compared to the same period in 2023. Cost of sales decreased primarily due to decrease in volumes partially offset by pricing and inflation of raw materials during the period.
Selling, General and Administrative. Selling, general and administrative expenses increased $2.7 million, or 19%, for the three months ended July 31, 2024 compared to the same period in 2023. The increase is primarily due to increases in labor costs and professional fees year-over-year.

EU Fenestration

	Three Months Ended July 31,
	2024	2023	$ Change	% Variance
	(Dollars in thousands)
Net sales	$59,617	$67,889	$(8,272)	(12)%
Cost of sales (excluding depreciation and amortization)	36,930	41,266	(4,336)	(11)%
Selling, general and administrative	7,390	8,039	(649)	(8)%
Depreciation and amortization	2,609	2,434	175	7%
Operating income	$12,688	$16,150	$(3,462)	(21)%
Operating income margin	21%	24%
Net Sales. Net sales decreased $8.3 million, or 12%, for the three months ended July 31, 2024 compared to the same period in 2023, which was primarily driven by a $5.6 million decrease in volumes largely due to softer market demand driven by weaker consumer confidence, $1.8 million of base price decreases and $0.9 million of foreign currency rate change.
Cost of Sales. The cost of sales decreased $4.3 million, or 11%, for the three months ended July 31, 2024 compared to the same period in 2023. Cost of sales decreased primarily due to lower volumes, the deflation of the price of raw materials and foreign currency rate changes during the period.
Selling, General and Administrative. Selling, general and administrative expense decreased $0.6 million, or 8%, for the three months ended July 31, 2024 compared to the same period in 2023. The decrease is primarily due to a decrease in labor costs and a decrease in professional fees year-over-year.
NA Cabinet Components

	Three Months Ended July 31,
	2024	2023	$ Change	Variance %
	(Dollars in thousands)
Net sales	$51,448	$55,385	$(3,937)	(7)%
Cost of sales (excluding depreciation and amortization)	42,911	44,935	(2,024)	(5)%
Selling, general and administrative	5,162	5,095	67	1%
Depreciation and amortization	3,093	3,084	9	—%
Operating income	$282	$2,271	$(1,989)	(88)%
Operating income margin	1%	4%
Net Sales. Net sales decreased $3.9 million, or 7%, for the three months ended July 31, 2024 compared to the same period in 2023, which was driven by a $4.6 million decrease in volumes due to softer market demand driven by weaker consumer confidence partially offset by a $0.7 million increase in price and raw material surcharges.
Cost of Sales. Cost of sales decreased $2.0 million, or 5%, for the three months ended July 31, 2024 compared to the same period in 2023. Cost of sales decreased primarily due to lower volumes partially offset by lumber price inflation during the period.
Selling, General and Administrative. Selling, general and administrative expense remained flat for the three months ended July 31, 2024 compared to the same period in 2023.

Unallocated Corporate & Other

	Three Months Ended July 31,
	2024	2023	$ Change	Variance %
	(Dollars in thousands)
Net sales	$(978)	$(715)	$(263)	37%
Cost of sales (excluding depreciation and amortization)	(701)	(262)	(439)	168%
Selling, general and administrative	7,039	3,128	3,911	125%
Depreciation and amortization	57	45	12	27%
Operating loss	$(7,373)	$(3,626)	$(3,747)	103%
Net Sales. Net sales for Unallocated Corporate & Other represents the elimination of inter-segment sales for the three months ended July 31, 2024 and 2023.
Cost of Sales. Cost of sales for Unallocated Corporate & Other consists of the elimination of inter-segment sales, profit in inventory, and other costs.
Selling, General and Administrative. Selling, general and administrative expenses increased $3.9 million, or 125%, for the three months ended July 31, 2024 compared to the same period in 2023. This increase is primarily attributable to a $5.6 increase in transaction and advisory fees partially offset by lower compensation expense including the valuations of our stock-based compensation awards during the three months ended July 31, 2024 as compared to the prior year period.
Changes related to Non-Operating Items:
Interest Expense. Interest expense decreased $1.2 million for the three months ended July 31, 2024 compared to the same period in 2023 as a result of lower borrowings outstanding during the three months ended July 31, 2024 as compared to the prior year period.
Income Taxes. We recorded income tax expense of $6.7 million on pre-tax income of $32.0 million for the three months ended July 31, 2024, an effective rate of 20.9%, and income tax expense of $4.1 million on pre-tax income of $35.8 million for the three months ended July 31, 2023, an effective rate of 11.5%. The increase in the effective tax rate year-over-year was primarily driven by an increase in non-deductible permanent differences.
Nine Months Ended July 31, 2024 Compared to Nine Months Ended July 31, 2023

	Nine Months Ended July 31,
	2024	2023	Change $	% Variance
	(Dollars in thousands)
Net sales	$785,701	$835,091	$(49,390)	(6)%
Cost of sales (excluding depreciation and amortization)	597,127	637,586	(40,459)	(6)%
Selling, general and administrative	103,579	94,631	8,948	9%
Depreciation and amortization	32,999	31,672	1,327	4%
Operating income	51,996	71,202	(19,206)	(27)%
Interest expense	(2,896)	(6,571)	3,675	(56)%
Other, net	10,520	591	9,929	1,680%
Income tax expense	(12,644)	(10,103)	(2,541)	25%
Net income	$46,976	$55,119	$(8,143)	(15)%
Our period-over-period results by reportable segment follow.

Changes Related to Operating Income by Reportable Segment:
NA Fenestration

	Nine Months Ended July 31,
	2024	2023	$ Change	% Variance
	(Dollars in thousands)
Net sales	$478,027	$487,036	$(9,009)	(2)%
Cost of sales (excluding depreciation and amortization)	370,930	382,315	(11,385)	(3)%
Selling, general and administrative	46,558	41,707	4,851	12%
Depreciation and amortization	15,887	15,328	559	4%
Operating income	$44,652	$47,686	$(3,034)	(6)%
Operating income margin	9%	10%
Net Sales. Net sales decreased $9.0 million, or 2%, for the nine months ended July 31, 2024 compared to the same period in 2023, which was primarily driven by a $10.5 million decrease in volumes mainly due to softer market demand driven by weaker consumer confidence partially offset by a $1.5 million increase in price and raw material indexes.
Cost of Sales. The cost of sales decreased $11.4 million, or 3%, for the nine months ended July 31, 2024 as compared to the same period in 2023. Cost of sales, including labor, decreased primarily due to a decrease in volumes partially offset by inflation of raw materials during the period.
Selling, General and Administrative. Selling, general and administrative expenses increased $4.9 million, or 12%, for the nine months ended July 31, 2024 as compared to the same period in 2023. The increase is primarily due to increases in labor costs and professional fees year-over-year.
EU Fenestration

	Nine Months Ended July 31,
	2024	2023	$ Change	Variance %
	(Dollars in thousands)
Net sales	$165,637	$186,604	$(20,967)	(11)%
Cost of sales (excluding depreciation and amortization)	104,327	119,421	(15,094)	(13)%
Selling, general and administrative	23,008	23,996	(988)	(4)%
Depreciation and amortization	7,705	7,135	570	8%
Operating income	$30,597	$36,052	$(5,455)	(15)%
Operating income margin	18%	19%
Net Sales. Net sales decreased $21.0 million, or 11%, comparing the nine months ended July 31, 2024 to the same period in 2023, which was primarily driven by a $18.4 million decrease in volumes largely due to softer market demand driven by weaker consumer confidence and $3.3 million of base price decreases, partially offset by $0.7 million benefit from foreign currency rate change.
Cost of Sales. The cost of sales decreased $15.1 million, or 13%, for the nine months ended July 31, 2024 compared to the same period in 2023. Cost of sales decreased primarily due to a decrease in volumes and deflation in the price of raw materials, partially offset by foreign currency impacts.
Selling, General and Administrative. Selling, general and administrative expense decreased $1.0 million, or 4%, for the nine months ended July 31, 2024 compared to the same period in 2023. The decrease is primarily due to a decrease in professional fees and decrease in labor costs, year-over-year.

NA Cabinet Components

	Nine Months Ended July 31,
	2024	2023	$ Change	Variance %
	(Dollars in thousands)
Net sales	$145,663	$163,577	$(17,914)	(11)%
Cost of sales (excluding depreciation and amortization)	124,278	136,722	(12,444)	(9)%
Selling, general and administrative	15,354	15,939	(585)	(4)%
Depreciation and amortization	9,240	8,988	252	3%
Operating (loss) income	$(3,209)	$1,928	$(5,137)	(266)%
Operating (loss) income margin	(2)%	1%
Net Sales. Net sales decreased $17.9 million, or 11%, for the nine months ended July 31, 2024 compared to the same period in 2023, which was driven by an $11.8 million decrease in volumes due to softer market demand driven by weaker consumer confidence and a $6.1 million decrease in raw material surcharges.
Cost of Sales. Cost of sales decreased $12.4 million, or 9%, for the nine months ended July 31, 2024 compared with the same period in 2023. Cost of sales decreased primarily as a result of lower volumes year-over-year.
Selling, General and Administrative. Selling, general and administrative expense decreased $0.6 million, or 4%, for the nine months ended July 31, 2024 compared to the same period in 2023. This decrease is primarily due to a decrease in labor costs and professional fees year-over-year.
Unallocated Corporate & Other

	Nine Months Ended July 31,
	2024	2023	$ Change	Variance %
	(Dollars in thousands)
Net sales	$(3,626)	$(2,126)	$(1,500)	71%
Cost of sales (excluding depreciation and amortization)	(2,408)	(872)	(1,536)	176%
Selling, general and administrative	18,659	12,989	5,670	44%
Depreciation and amortization	167	221	(54)	(24)%
Operating loss	$(20,044)	$(14,464)	$(5,580)	39%
Net Sales. Net sales for Unallocated Corporate & Other represents the elimination of inter-segment sales for the nine months ended July 31, 2024 and 2023.
Cost of Sales. Cost of sales for Unallocated Corporate & Other consists of the elimination of inter-segment sales, profit in inventory, and other costs.
Selling, General and Administrative. Selling, general and administrative expenses increased $5.7 million, or 44%, for the nine months ended July 31, 2024 compared to the same period in 2023. This increase is primarily attributable to a $7.4 million increase in transaction and advisory fees and an increase in medical claims expense partially offset by lower compensation expense including the valuations of our stock-based compensation awards during the nine months ended July 31, 2024 as compared to the prior year period.
Changes related to Non-Operating Items:
Interest Expense. Interest expense decreased $3.7 million for the nine months ended July 31, 2024 compared to the same period in 2023 primarily as a result of lower borrowings outstanding during the nine months ended July 31, 2024 as compared to the prior year period.
Income Taxes. We recorded income tax expense of $12.6 million on pre-tax income of $59.6 million for the nine months ended July 31, 2024, an effective rate of 21.2%, and income tax expense of $10.1 million on a pre-tax income of $65.2 million for the nine months ended July 31, 2023, an effective rate of 15.5%. The increase in the effective tax rate year-over-year was primarily driven by an increase in non-deductible permanent differences.

Liquidity and Capital Resources
Overview
Historically, our principal sources of funds have been cash on hand, cash flow from operations, and borrowings under our credit facilities.
We maintain a $325.0 million revolving credit facility (the Existing Credit Agreement) that matures in 2027 (5-year term) and requires interest payments calculated at a variable market rate depending upon our Consolidated Net Leverage Ratio. The applicable rate during the nine months ended July 31, 2024 was RFR Rate + 1.25%. Our cost of capital could increase depending upon the Consolidated Net Leverage Ratio at the end of any given quarter. In addition to the Consolidated Net Leverage Ratio covenant, we are required to meet a Consolidated Interest Coverage Ratio covenant, and there are limitations on certain transactions including our ability to incur indebtedness, incur liens, dispose of material assets, acquire businesses, make restricted payments and pay dividends (limited to $25.0 million per year). We are amortizing deferred financing fees of $0.9 million straight-line over the remaining term of the facility. For further details of the Existing Credit Agreement, refer to Note 6, “Debt and Finance Lease Obligations” to the accompanying unaudited condensed consolidated financial statements contained elsewhere herein.
On June 12, 2024, in connection with the Tyman Acquisition, the Company, Wells Fargo Bank, National Association (“Wells Fargo Bank”, acting as agent, swingline lender and issuing lender, the “Agent”), the other entities therein specified in the capacities therein specified, and the lenders parties thereto, entered into an amendment to the Second Amended and Restated Credit Agreement, dated as of July 6, 2022 the Existing Credit Agreement, and the Existing Credit Agreement as so amended, the “Amended Credit Agreement”). The Amended Credit Agreement did not become effective until August 1, 2024 upon the completion the Tyman Acquisition. For further information regarding the Tyman Acquisition and the Amended Credit Agreement, refer to Note 16, “Subsequent Events.”
The Amended Credit Agreement will (i) increase the senior secured revolving credit facility to an aggregate principal amount of $475 million (the “Revolving Credit Facility”) and (ii) provide for a senior secured term loan A facility in an aggregate principal amount of $500 million (the “Term A Facility” and together with the Revolving Credit Facility, the “Facilities”). The Revolving Credit Facility will include alternative currency, letter of credit, and swing-line sub-facilities of $100 million, $30 million, and $15 million, respectively. The maturity date of the Facilities will be five years after the acquisition effective date, maturing on August 1, 2029.
As of July 31, 2024, we had $94.0 million of cash and equivalents, zero outstanding under the Existing Credit Agreement, $3.7 million of outstanding letters of credit and $55.0 million outstanding under finance leases and other debt. Of the $55.0 million outstanding under finance leases and other debt, $50.7 million relates to real estate leases. We had $321.3 million available for use under the Existing Credit Agreement at July 31, 2024.
During December 2021, our Board of Directors approved a stock repurchase program that authorized the repurchase of up to $75.0 million worth of shares of our common stock. Repurchases under the program will be made in open market transactions or privately negotiated transactions, subject to market conditions, applicable legal requirements and other relevant factors. During the three months ended July 31, 2024, we did not purchase any shares under this program and as of July 31, 2024 we had a maximum of $62.8 million available to purchase shares under this program. The program does not have an expiration date or a limit on the number of shares that may be purchased.

We repatriated $33.2 million and $30.2 million of foreign cash during the nine months ended July 31, 2024 and 2023, respectively. We expect to repatriate excess cash moving forward and use the funds to retire debt or meet current working capital needs. In the U.K., we insure against a portion of our credit losses. We believe our business model, our current cash reserves and our strong balance sheet leave us well-positioned to manage our business and remain in compliance with our debt covenants.

Analysis of Cash Flow
The following table summarizes our cash flow results for the nine months ended July 31, 2024 and 2023:

	Nine Months Ended
	July 31,
	2024	2023
	(Dollars in thousands)
Cash provided by operating activities	$83,333	$102,559
Cash used for investing activities	$(23,320)	$(113,569)
Cash (used for) provided by financing activities	$(25,456)	$26,687
Operating Activities. Cash provided by operating activities decreased $19.2 million for the nine months ended July 31, 2024 compared to the same period in 2023. The decrease in operating cash flow is primarily due to a decrease in net income year-over-year and unfavorable changes to net working capital. The unfavorable changes in working capital were largely driven by a decrease in cash inflows related to inventory in 2024 as compared to the prior year, partially offset by a decrease in income tax receivables.
Investing Activities. Cash used for investing activities decreased $90.2 million for the nine months ended July 31, 2024 compared to the same period in 2023, primarily as a result of no business acquisitions during the nine months ended July 31, 2024 compared to the $91.3 million acquisition of LMI in the prior year period.
Financing Activities. Cash used for financing activities was $25.5 million for the nine months ended July 31, 2024 compared to cash provided by financing activities of $26.7 million for the same period in 2023. The change in investing cash flows is primarily as a result of a decrease in net borrowings of long-term debt partially offset by a decrease in the purchase of treasury shares.
Liquidity Requirements
Historically, our strategy for deploying cash has been to invest in organic growth opportunities, develop our infrastructure, and explore strategic acquisitions. Other uses of cash include paying cash dividends to our shareholders and repurchasing our common stock. During the nine months ended July 31, 2024 and 2023, we repatriated $33.2 million and $30.2 million, respectively, of foreign earnings from our foreign locations. We maintain cash balances in foreign countries which total $16.0 million as of July 31, 2024.
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
For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended October 31, 2023. Our critical accounting policies and estimates have not changed materially during the nine months ended July 31, 2024.

New Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standards setting bodies that we adopt as of the specified effective date. We did not adopt any new accounting pronouncements during the three and nine months ended July 31, 2024.
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
Foreign Currency Rate Risk
Our international operations have exposure to foreign currency rate risks, primarily due to fluctuations in the Euro, the British Pound Sterling and the Canadian Dollar. From time to time, we enter into foreign exchange contracts associated with our operations to manage a portion of the foreign currency rate risk. There were no corresponding foreign currency derivatives as of July 31, 2024 or October 31, 2023.
On May 2, 2024, we entered into a deal contingent foreign exchange forward currency contract to manage our exposure to foreign currency exchange rate fluctuations against the USD and GBP for approximately $605 million of the $1.1 billion purchase consideration for the Tyman Acquisition. During the three months ended July 31, 2024, we recognized a gain of $9.2 million related to this foreign exchange forward currency contract and the contract was concluded in August 2024 as a result of the completion of the Tyman Acquisition.
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
We have begun implementing additional programs for other raw materials to facilitate more accurate pricing and reduce our exposure to changing material costs when necessary; however, these are also subject to timing lags. While we maintain surcharges and other adjusters to manage our exposure to changes in the prices of our critical raw materials, we use several commodities in our business that are not covered by contractual surcharges or adjusters for which pricing can fluctuate, including PVC compound micro ingredients, silicone and other inputs. Further discussion of our industry risks are included within our Annual Report on Form 10-K for the fiscal year ended October 31, 2023.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (1934 Act) as of July 31, 2024. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2024, the disclosure controls and procedures are effective.
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
Item 5. Other Information
During the three months ended July 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” except as follows:
George Wilson our Chairman, President and CEO, adopted a Rule 10b5-1 trading arrangement on June 11, 2024. Under this arrangement, a total of 37,800 shares of our common stock may be sold, subject to certain conditions, before the plan expires on November 30, 2026.
Item 6. Exhibits
The exhibits required to be furnished pursuant to Item 6 are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANEX BUILDING PRODUCTS CORPORATION

Date:	September 6, 2024	/s/ Scott M. Zuehlke
Scott M. Zuehlke
Senior Vice President - Chief Financial Officer & Treasurer (Principal Financial Officer)

EXHIBIT INDEX
Exhibit Number	Description of Exhibits

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

4.3
Amendment No.1 to the Second Amended and Restated Credit Agreement among the Company (acting as borrower), the Company subsidiaries acting as guarantors thereto, Wells Fargo Bank, National Association as agent, swingline lender and issuing lender, and the other parties thereto, dated as of June 12, 2024, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on June 12, 2024, and incorporated herein by reference.

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