Form 10-K
period 2024-10-31
Quanex Building Products CORP
filed 2024-12-16
CIK 1423221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended October 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     Yes  ☒    No  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of April 30, 2024, computed by reference to the closing price for the Common Stock on the New York Stock Exchange, Inc. on that date, was $1,087,271,665. Such calculation assumes only the registrant’s officers and directors at such date were affiliates of the registrant.
At December 3, 2024 there were outstanding 47,261,370 shares of the registrant’s Common Stock, $0.01 par value.
 _______________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed with the Commission within 120 days of October 31, 2024 are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

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
•changes in foreign trade relations and associated tariffs could result in a global trade war;
•changes in market conditions, particularly in the new home construction, and residential remodeling and replacement (R&R) activity markets in the United States, United Kingdom, Germany, Italy and elsewhere;
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
•our ability to remediate our material weakness, or any other material weakness that we may identify in the future that could result in material misstatements in our financial statements;
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

PART I
Item 1. Business.
Our Company
Quanex was incorporated in Delaware on December 12, 2007, as Quanex Building Products Corporation. We currently manufacture and distribute components for original equipment manufacturers (OEM) in the building products industry. The majority of these components can be categorized as window and door (fenestration) components, and kitchen and bath cabinet components. Examples of fenestration components include energy-efficient flexible insulating glass spacers, extruded vinyl profiles, window and door screens, precision-formed metal and wood products, window and door seals, and window and door hardware. In addition, we provide certain other non-fenestration components and products, which include solar panel sealants, trim moldings, vinyl decking, water retention barriers, conservatory roof components, and commercial access solutions. We use low-cost production processes and engineering expertise to provide our customers with specialized products for their specific applications. We believe these capabilities provide us with unique competitive advantages. We serve a primary customer base in North America and the U.K., and also serve customers in international markets through our operating locations in the U.K., Germany, Mexico, Canada, and Italy, as well as through sales and marketing efforts in other countries.
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
Since the spin-off in 2008, we have evolved our business by making investments in organic growth initiatives and taking a disciplined approach to new business and strategic acquisition opportunities, while disposing of non-core businesses. On August 1, 2024, we completed our acquisition of Tyman plc, a company incorporated in England and Wales. This strategic acquisition creates an enlarged group with significant cross-selling opportunities amongst a highly complementary customer base, increases the Company’s global reach by adding Tyman’s international footprint, enhances scale, optimizes the Company’s asset portfolio, and moves Quanex closer to being a comprehensive solutions provider.
As of October 31, 2024, we operated 35 manufacturing facilities located in 18 states in the U.S., seven facilities in the U.K., three facilities in Mexico, two facilities in Italy, one facility in Germany, and one facility in Canada. These facilities feature efficient plant design and flexible manufacturing processes, enabling us to produce a wide variety of custom engineered products and components primarily focused on the window and door segment of the residential building products markets. We are able to maintain minimal levels of finished goods inventories at most locations because we typically manufacture products upon order to customer specifications. We believe the primary drivers of our operating results are residential remodeling and replacement activity and new home construction in the markets we serve.
Our Industry
Our business is largely based in North America and dependent upon the spending and growth activity levels of our customers which include national and regional residential window, door and cabinet manufacturers and distributors, and commercial construction contractors. Our international presence includes vinyl extruded lineals for large house systems to smaller individual customers, as well as window and door hardware, seals, and extrusions to OEMs, system houses, and distributors. Additionally, we also have insulating glass and window and door hardware businesses in the U.K., Germany and Italy.
We use data related to housing starts and window shipments in the U.S., as published by or derived from third-party sources, to evaluate the fenestration market. We also use data related to cabinet demand in the U.S. to evaluate the residential cabinet market, and commercial building starts to evaluate the commercial access market.

The following table presents calendar-year annual housing starts information as of November 2024 from the National Association of Home Builders (NAHB) (units in thousands):

	Single-family Units		Multi-family Units		Manufactured Units
Period	Units	% Change	Units	% Change	Units	% Change	Total Units
Annual Data
2020	1,003	13%	394	(2)%	94	(1)%	1,491
2021	1,132	13%	474	20%	106	13%	1,712
2022	1,004	(11)%	547	15%	112	6%	1,663
2023	949	(5)%	473	(14)%	89	(21)%	1,511
Annual Data - Forecast
2024	1,003	6%	339	(28)%	104	17%	1,446
2025	1,024	2%	332	(2)%	113	9%	1,469
2026	1,101	8%	384	16%	121	7%	1,606
Ducker Worldwide LLC, a consulting and research firm, indicated in November 2024 that window shipments in the residential remodeling and replacement (R&R) market are expected to decrease approximately 5.9% for the calendar-year 2024 and increase approximately 4.0% in 2025. Derived from reports published by Ducker, the overall decrease in window shipments for the trailing twelve months ended September 30, 2024 was 0.7%. During this period, new construction activity decreased 2.5% and R&R replacement increased 1.1% respectively.
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
•commodity prices have fluctuated in recent years, and to the extent we cannot pass this cost to our customers, this impacts the cost of critical materials used in our manufacturing processes such as resin, which affects margins related to our vinyl extrusion products; oil products such as butyl, which affects our insulating glass products; and stainless steel, zinc, aluminum, wood, polypropylene and silicone products used by our other businesses; and
•higher energy efficiency standards in Europe should favorably impact sales of our insulating glass spacer and weather seal products in the short- to mid-term.
Strategy
Our vision is to be the preferred supplier to our customers in each market we serve and exceed expectations of all stakeholders. Our strategy to achieve this vision includes the following:
•focus on growth with a purpose and explore markets that are synergistic with existing manufacturing capabilities and expand our market share with our customers and collaborative partnerships by providing: (1) a quality product; (2) a high level of customer service; (3) product choices at different price points; and (4) an expanded product portfolio or enhancements to existing product offerings. These enhancements may include higher thermal efficiency, enhanced functionality, improved weatherability, better appearance and best-in-class quality for our fenestration and cabinet door products;
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
Raw Materials and Supplies
We purchase a diverse range of raw materials, which include PVC resin, epoxy resin, butyl, titanium dioxide (TiO2) desiccant powder, silicone and EPDM rubber compounds, polypropylene, coated and uncoated aluminum sheet, steel, stainless steel, zinc and wood (both hardwood and softwood). These raw materials are generally available from several suppliers at market prices.
Competition
Our products are sold under highly competitive conditions. We compete with a number of companies, some of which have greater financial resources than us. We believe the primary competitive factors in the markets we serve include price, product quality, delivery performance, and the ability to manufacture to customer specifications. The volume of engineered building products that we sell in the U.S. represents a small percentage of annual domestic consumption. Similarly, our subsidiaries in the U.K. compete against some larger vinyl producers and smaller window manufacturers. The U.K. and International fenestration components market is highly fragmented and we compete with a large number of other component suppliers. For our kitchen and bathroom cabinet door business, we believe we are the largest supplier to OEMs in the U.S., but we compete with other national and regional businesses, including OEMs who are vertically integrated.
We compete against a range of small and mid-size metal, vinyl and wood products suppliers, wood molding companies, and the in-house operations of customers who have vertically integrated fenestration operations. We also compete against insulating glass (IG) spacer manufacturing firms. IG systems are used in numerous end markets including residential housing, commercial construction, appliances and transportation vehicles, but we primarily serve the residential housing market. Competition is largely based on regional presence, custom engineering, product development, quality, service and price. Primary competitors in the North American Fenestration business include, but are not limited to, Veka, Deceuninck, Energi, Vision Extrusions, GED Integrated Solutions, Technoform, Swiss Spacer, Thermix, RiteScreen, Allmetal, Endura, Klinger, Thermoseal, Fenzi Group, Caldwell, Roto, Hoppe, Ultrafab, Vision Hardware, and Radisson Industries. Competitors in the vinyl extrusion business in the U.K. include Epwin, Veka, Profine U.K. Extrusions Ltd., Eurocell and others. Primary competitors in the cabinet door business in the U.S. include Conestoga, Appalachian Wood, Olon, Northern Contours and others. Primary competitors in the U.K. and European hardware and seals businesses include Assa Abloy, Roto, Siegenia, Hoppe, GU, Maco, and Tecseal.
Sales, Marketing, and Distribution
We sell our products to customers in various countries. Therefore, we have sales representatives whose territories essentially cover the U.S., Canada, Europe, and to a lesser extent, the Middle East, Latin and South America, Australia, New Zealand and Asia. Our sales force is tasked with selling and marketing our complete range of components, products and systems to national and regional OEMs through a direct sales force in North America and Europe, supplemented with the use of distributors and independent sales agents.
Customers
Certain of our businesses or product lines are largely dependent on a relatively few large customers. See Note 1, “Nature of Operations, Basis of Presentation and Significant Accounting Policies - Concentration of Credit Risk and Allowance for Credit Losses,” of the accompanying financial statements in this Annual Report on Form 10-K for related disclosure.

Sales Backlog
Given the short lead times involved in our business, we have a backlog of approximately $61.6 million as of October 31, 2024. The criteria for revenue recognition has not been met with regard to sales backlog, and therefore, we have not recorded revenue or deferred revenue pursuant to these sales orders.  If these sales orders result in a sale, we will record revenue in fiscal 2025 in accordance with our revenue recognition accounting policy.
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
Service Marks, Trademarks, Trade Names, and Patents
Our federally registered trademarks or service marks include QUANEX, QUANEX and design, “Q” design, TRUSEAL TECHNOLOGIES, DURASEAL, DURALITE, SOLARGAIN, ENVIROSEALED WINDOWS, EDGETHERM, EDGETECH, ECOBLEND, SUPER SPACER, TSS, TRUE WARM, E & Design, QUIET EDGE, HEALTH SMART WINDOWS, ENERGY WISE WINDOWS, DESI-ROPE, 360 and design, INTELLICLIP, SUSTAINAVIEW, MIKRON, MIKRONWOOD, MIKRONBLEND, MIKRON BLEND and design, ENERGYCORE, FUSION INSULATED SYSTEM, AIRCELL, SUPERCOAT, SUPERCAP, STYLELOCK, STYLELOCK and design, MIKRON and design, HOMESHIELD, HOMESHIELD and design, STORM SEAL, and TENON. We consider the following marks, design marks and associated trade names to be valuable in the conduct of our business: AMESBURYTRUTH, ASHLAND,BILCO, EDGETECH, ERA, GIESSE, HOMESHIELD, HOWE GREEN, LAWRENCE, MIKRON, REGUITTI, SAFEGAURD, SECUREGAURD, SCHLEGEL, TRUSEAL TECHNOLOGIES, TRUTH HARDWARE, TYMAN, QUANEX, and ZOO. Through Liniar, we hold a number of registered designs, patents and trademarks registered in the U.K., which include: MODLOK, LINIAR, SUPER CUT, ENERGY PLUS & Device, FLAMSTEAD HOLDINGS & Device, HL PLASTICS & Device, VINTAGE WINDOWS & Device, RESURGENCE, FUSE, ELEVATE, SWITCHBOARD and various other trademarks and patents which are pending approval. Generally, our business does not depend on patent protection, but patents obtained with regard to our vinyl extrusion products and processes, fabricated metal components and IG spacer products business remain a valuable competitive advantage over other building products manufacturers. We obtain patent protection for various dyes and other tooling created in connection with the production of customer-specific vinyl profile designs and vinyl extrusions. Our fabricated metal components business obtains patent protection for its thresholds. Our window sealant business unit relies on patents to protect the design of several of its window spacer products. Although we hold numerous patents, the proprietary process technology that has been developed is also considered a source of competitive advantage.

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

Safety and Environmental Policies
For many years, we have maintained compliance policies that are designed to help protect our workforce, to identify and reduce the potential for job-related accidents, and to minimize liabilities and other financial impacts related to worker safety and environmental issues. These policies include extensive employee training and education, as well as internal policies embodied in our Code of Business Conduct and Ethics. We have a Vice President of Environmental, Health and Safety and maintain a company-wide committee, comprising leaders from across the organization, which meets regularly to discuss safety issues and drive safety improvements. We plan to continue to focus on safety in particular as a core strategy to improve our operational efficiency and financial performance.
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
Environmental Compliance Costs
From time to time, we incur routine expenses and capital expenditures associated with compliance with existing environmental regulations, including control of air emissions and water discharges, and plant decommissioning costs. We have not incurred any material expenses or capital expenditures related to environmental matters during the past three fiscal years, and do not expect to incur a material amount of such costs in fiscal 2025. While we will continue to have future expenditures related to environmental matters, any such amounts are impossible to reasonably estimate at this time. Based upon our experience to date, we do not believe that our compliance with environmental requirements will have a material adverse effect on our operations, financial condition or cash flows.
Human Capital
We track human capital metrics that we consider to be key to our business, including employee headcount, temporary workers, health and safety, and turnover. As of October 31, 2024, we had 7,068 employees located throughout our global organization. Generally, the total number of employees of Quanex and its subsidiaries does not significantly fluctuate throughout the year.
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
We purchase significant amounts of raw materials, such as butyl, titanium dioxide, vinyl resin, aluminum, steel, silicone, zinc, polypropylene and wood products, from outside sources for use in our manufacturing facilities. Because we do not have long-term contracts for the supply of many of these materials, their availability and price are subject to market fluctuations and other disruptions. In addition, logistical challenges such as port strikes or transportation delays could further impact the supply chain, potentially curtailing our access to key raw materials. Any of these factors could affect our ability to manufacture products for our customers in a timely and cost-effective manner.
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
We evaluate our goodwill and indefinite-lived intangible assets at least annually to determine whether we must test for impairment. In making this assessment, we must use judgment to make estimates of future operating results and appropriate residual values. Actual future operating results and residual values associated with our operations could differ significantly from these estimates, which may result in an impairment charge in a future period, resulting in a decrease in net income from operations in the year of the impairment, as well as a decline in our recorded net worth. Goodwill totaled $574.7 million at October 31, 2024. The results of goodwill impairment testing are described in the accompanying notes to the audited financial statements, Note 7, “Goodwill and Intangible Assets” of the accompanying financial statements in this Annual Report on Form 10-K.
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
The impact of foreign trade relations and associated tariffs could result in a global trade war and adversely impact our business.
We currently source a number of raw materials from international suppliers. Import tariffs, taxes, customs duties and/or other trading regulations imposed by the U.S. government on foreign countries, or by foreign countries on the U.S., could result in a global trade war which may significantly increase the prices we pay for certain raw materials, such as aluminum and wood, that are critical to our ability to manufacture our products. In addition, we may be unable to find a domestic supplier to provide the necessary raw materials on an economical basis in the amounts we require. If the cost of our raw materials increases, or if we are unable to procure the necessary raw materials required to manufacture our products, then we could experience a negative impact on our operating results, profitability, customer relationships and future cash flows.

Company Risks
We have identified a material weakness in our internal control over financial reporting which may, if not remediated, result in material misstatements in our financial statements.
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. As disclosed in Item 9A, “Controls and Procedures,” our controls and procedures were not effective as a result of a material weakness in internal controls over financial reporting. The material weakness related to an error pertaining to the improper inclusion of the equity component of the Company’s purchase of Tyman in the statement of cash flows under “Cash used for Investing Activities” rather than its proper classification as a noncash item. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, our management concluded that our internal control over financial reporting and related disclosure controls and procedures were not effective. We are actively engaged in developing a remediation plan designed to address this material weakness. If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected. If we are unable to remediate the material weakness, or if we are otherwise unable to maintain effective internal control over financial reporting, our financial statements may contain material misstatements and we could be required to restate our financial results. If our financial statements are not filed on a timely basis or we are required to restate our financial results, we could be in violation of covenants contained in the agreements governing our debt and other borrowings.
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
We cannot provide assurance that we will successfully manage or integrate acquisition targets once we have purchased them, including Tyman.  If we acquire a business for which we do not fully understand or appreciate the specific business risks, if we overvalue or fail to conduct effective due diligence on an acquisition, or if we fail to effectively and efficiently integrate a business that we acquire, then there could be a material adverse effect on our ability to achieve the projected growth and cash flow goals associated with the new business, which could result in an overall material adverse effect on our long-term profitability or revenue generation.
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
If an epidemic or pandemic, such as COVID-19, disrupts the worldwide economy, or if similar widespread disease outbreaks occur in the future, our business, financial condition and results of operations could be negatively affected to the extent such event harms the economy or region in which we operate.
Our business could be materially and adversely affected by the occurrence of a widespread health epidemic or pandemic. In particular, any outbreak or resurgence of COVID-19 or any other future variants, or governmental imposition of mandatory or voluntary closures in areas where our manufacturing facilities, suppliers or customers are located, could severely disrupt our operations and result in (a) plant slowdowns or shutdowns, (b) difficulty obtaining necessary supplies, and (c) reduced customer orders and revenues. In addition to this potential direct impact on our facilities and operations, continuing outbreaks of the virus could negatively impact our industry and end markets as a whole, or result in a longer-term economic recession. Any of these factors could negatively affect our business, financial condition, cash flows, profitability, and results of operations.
Pandemics have had and may continue to create inefficiencies or interruptions in the supply chain as our suppliers may be forced to close their own plants or prove unable to obtain their own raw materials. If our suppliers are unable to timely meet our supply needs, it could impact our ability to provide our customers with high quality products on a timely basis, which could result in order cancellations, delivery refusals, price concessions, or other negative customer outcomes, any of which could negatively impact our business, revenues, financial condition, results of operations and liquidity. We could also be forced to pay higher prices for the supplies we purchase, which could negatively impact our results of operations and profitability.
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
We are authorized to issue, without stockholder approval, 1,000,000 shares of preferred stock, no par value, in one or more series, which may give other stockholders dividend, conversion, voting, and liquidation rights, among other rights, which may be superior to the rights of holders of our common stock. The issuance of additional equity securities or securities convertible into equity securities would result in dilution of existing stockholders' equity interests. Our Board of Directors has no present intention to issue any such preferred shares, but has the right to do so in the future. In addition, we were authorized, by prior stockholder approval, to issue up to 125,000,000 shares of our common stock, $0.01 par value per share, of which 51,266,501 were issued at October 31, 2024. These authorized shares can be issued, without stockholder approval, as securities convertible into either common stock or preferred stock.
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
The Company’s information technology systems, as well as those of the Company’s third-party service providers, are subject to cybersecurity threats. Significant cybersecurity threats, including intrusions into, compromises of, or disruptions in the information technology systems of the Company or its third-party service providers could adversely affect the Company’s financial condition and results of operations. The Company maintains and updates its information technology systems to mitigate the risk of cybersecurity threats.
The Board of Directors have oversight responsibility for the Company’s cybersecurity risks. While the Company’s employees play a key role in cybersecurity, the Company’s Chief Information Officer, General Counsel and other members of management have shared responsibility for assessing and managing the Company’s cybersecurity risks. The Company’s management has sufficient knowledge, experience and expertise for assessing and managing the Company’s cybersecurity risks. The Board of Directors and Audit Committee receive updates from management regarding cybersecurity risks, cybersecurity threats that could impact the Company and cybersecurity initiatives to enhance the Company’s cybersecurity practices. The Audit Committee also receives updates on the results of assessments and audits of the Company’s information technology systems and controls.
The Company has information technology security practices to protect its information technology systems and data and to monitor for potential cybersecurity threats. These practices are integrated into the Company’s risk management framework and include:

•cybersecurity controls embedded in the Company’s information technology systems;
•implementation of changes to address potential threats and vulnerabilities of the Company’s information technology systems;
•incident response programs, including proactive simulations, to identify and manage cybersecurity threats, risks or incidents;
•participation in industry forums and collaboration with peers;
•security awareness and data protection training for applicable employees; and
•engaging third party services and tools to periodically assess and/or monitor cybersecurity threat environment and the company’s cybersecurity posture.
Additionally, the Company assesses and manages cybersecurity threats associated with its third-party service providers’ information technology systems that could compromise the Company’s information security or data. Identified cybersecurity threats are communicated to management for review, response, and mitigation as appropriate.
The Company assesses cybersecurity risks and changes in the cyber environment and adjusts its practices as deemed appropriate. To date, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. Refer to “Item 1A. Risk Factors” included elsewhere in this Annual Report on Form 10-K for additional information on risks related to the Company’s business, including cybersecurity risks.

Item 2. Properties.
The following table lists our principal properties by location, general character and use as of October 31, 2024.

Location	Character and Use of Property
Executive Offices
Houston, Texas*	Executive corporate office
North American Fenestration Segment
Akron, Ohio*	Segment executive office and R&D facility
Rice Lake, Wisconsin	Fenestration products
Cambridge, Ohio*	Flexible spacer, solar adhesives and custom compound mixing
Kent, Washington*	Vinyl and composite extrusions
European Fenestration Segment
Denby, United Kingdom*	Vinyl and composite extrusions
Heinsberg, Germanyc	Flexible spacer
North American Cabinet Components Segment
St. Cloud, Minnesota	Hardwood doors and components for kitchen and bath
Tyman Segment
Owatonna, Minnesota	Fenestration products
Juarez, Mexico	Fenestration products
Statesville, NC	Fenestration products
Wolverhampton, United Kingdom*	Fenestration products
Budrio, Italy	Fenestration products
* These locations are leased as of October 31, 2024.
In addition to the locations identified above, our North American Fenestration Segment maintains 13 additional facilities for the manufacture and distribution of fenestration, spacer and extrusion products within the continental U.S., our European Fenestration Segment maintains two additional locations for the production of spacers in the U.K., our North American Cabinet Components Segment maintains 10 additional locations to manufacture hardwood doors and other wood components for kitchen and bath cabinets, and our Tyman Segment maintains 12 additional locations to manufacture fenestration and commercial access products.
We believe our operating properties are in good condition and well maintained, and are generally suitable and adequate to carry on our business. In fiscal 2024, on a consolidated basis, our facilities operated at approximately 51% of machine capacity. This capacity utilization is subject to variability by product line, seasonality, location, labor shortages and supply chain interruptions.
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
We have been and are currently party to multiple claims, some of which are in litigation, relating to alleged defects in a commercial sealant product that was manufactured and sold during the 2000s. Several claims have been resolved and we continue to defend the remaining claims. While we believe that our product was not defective and that we would prevail in these commercial sealant product claims if taken to trial, the timing, ultimate resolution and potential impact of these claims is not currently determinable. Nevertheless, after taking into account all currently available information, including our defenses, the advice of our counsel, and the extent and currently-expected availability of our existing insurance coverage, we believe that the eventual outcome of these commercial sealant claims will not have a material adverse effect on our overall financial condition, results of operations or cash flows, and we have not recorded any accrual with regard to these claims.
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
Item 4. Mine Safety Disclosures.
Not Applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock has been listed on the New York Stock Exchange under the ticker symbol NX since April 24, 2008. Electronic copies of our public filings are available on the Securities and Exchange Commission's website (www.sec.gov). There were approximately 2,697 holders of our common stock (excluding individual participants in securities positions listings) on record as of December 3, 2024.
Equity Compensation Plan Information
The following table summarizes certain information regarding equity compensation to our employees, officers and directors under equity compensation plans as of October 31, 2024:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	283,150	$19.45	2,542,429
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
Issuer Purchases of Equity Securities
During December 2021, our Board of Directors approved a new stock repurchase program that authorized the repurchase of up to $75.0 million worth of shares of our common stock. Repurchases under the new program will be made in open market transactions or privately negotiated transactions, subject to market conditions, applicable legal requirements and other relevant factors. During the year ended October 31, 2024, we did not purchase any shares under this program and as of October 31, 2024 we had a maximum of $62.8 million available to purchase shares under this program. During the years ended October 31, 2023 and 2022, we purchased 275,000 and 291,000 shares, respectively, at a cost of $5.6 million and $6.6 million, respectively, under these programs. The new program does not have an expiration date or a limit on the number of shares that may be purchased.

Stock Performance Graph
The following chart represents a comparison of the five year total return of our common stock to the Standard & Poor’s 600 Building Products Industry Index (S&P 600 Building Products), the Russell 2000 Index, and a peer group index selected by us, which includes companies offering similar products and services to ours. The companies in our peer group for the year ended October 31, 2024 are AAON Inc., American Woodmark Corporation, Apogee Enterprises Inc., Armstrong Flooring Inc., CIRCOR International, Inc., CSW Industrials Inc., Gibraltar Industries Inc., Griffon Corporation, Insteel Industries Inc., L.B. Foster Company, Masonite International Corporation, Mueller Water Products, Inc., PGT Innovations, Inc., Simpson Manufacturing Company Inc., Tredegar Corporation, and Trex Company Inc.

INDEXED RETURNS	For the Years Ended
Company Name / Index	10/31/2019	10/31/2020	10/31/2021	10/31/2022	10/31/2023	10/31/2024
Quanex Building Products Corporation	$100.00	$96.37	$111.19	$120.66	$148.14	$162.03
S&P 600 Building Products	$100.00	$98.96	$142.27	$131.15	$146.74	$219.24
Russell 2000 Index	$100.00	$99.86	$150.59	$122.67	$112.17	$150.39
Peer Group	$100.00	$107.26	$150.23	$107.36	$135.09	$213.91

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
Our Business
We currently manufacture components for original equipment manufacturers in the building products industry. The majority of these components can be categorized as window and door (fenestration) components and kitchen and bath cabinet components. Examples of fenestration components include energy-efficient flexible insulating glass spacers, extruded vinyl profiles, window and door screens, precision-formed metal and wood products, window and door seals, and window and door hardware. In addition, we provide certain other non-fenestration components and products, which include solar panel sealants, trim moldings, vinyl decking, water retention barriers, conservatory roof components, and commercial access solutions. We use low-cost production processes and engineering expertise to provide our customers with specialized products for their specific applications. We believe these capabilities provide us with unique competitive advantages. We serve a primary customer base in North America and the U.K., and also serve customers in international markets through our operating locations in the U.K., Germany, Mexico, Canada, and Italy, as well as through sales and marketing efforts in other countries.
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
We currently have four reportable business segments: (1) North American Fenestration segment (“NA Fenestration”), comprising three operating segments, consisting of vinyl profiles, IG spacers, screens, custom compound mixing and other fenestration components; (2) European Fenestration segment (“EU Fenestration”), comprising our U.K.-based vinyl extrusion business, manufacturing vinyl profiles and conservatories, and the European insulating glass business manufacturing IG spacers; (3) North American Cabinet Components segment (“NA Cabinet Components”), comprising our North American cabinet door and components business and two wood-manufacturing plants, and (4) Tyman, which was acquired on August 1, 2024, comprising a leading international supplier of engineered fenestration components and access solutions to the construction industry. We maintain a grouping called Unallocated Corporate & Other, which includes transaction expenses, stock-based compensation, long-term incentive awards based on the performance of our common stock and other factors, certain severance and legal costs not deemed to be allocable to all segments, depreciation of corporate assets, interest expense, other, net, income taxes and inter-segment eliminations, and executive incentive compensation and medical expense fluctuations relative to planned costs as determined during the annual planning process. Other corporate general and administrative costs have been allocated to the reportable business segments, based upon a relative measure of profitability in order to more accurately reflect each reportable business segment's administrative costs. The accounting policies of our operating segments are the same as those used to prepare our accompanying consolidated financial statements. Corporate general and administrative expenses allocated during the years ended October 31, 2024, 2023 and 2022 were $27.3 million, $23.5 million, and $24.5 million, respectively.

Recent Transactions and Events
On August 1, 2024, we completed the acquisition of Tyman plc (the “Tyman Acquisition”), a company incorporated in England and Wales (“Tyman”). The aggregate consideration due pursuant to the Tyman Acquisition at closing comprised of 14,139,477 newly issued Quanex common shares (“New Quanex Shares”) and cash consideration of approximately $504.1 million (being the Pound Sterling amount of cash consideration of £392.2 million in respect of all of the Tyman Shares converted to U.S. Dollars at an exchange rate of 1.2855). New Quanex Shares issued in connection with the Tyman Acquisition on the New York Stock Exchange took effect on August 2, 2024 and Tyman’s shares on the London Stock Exchange were canceled.
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
Market Overview and Outlook
We believe the primary drivers of our operating results continue to be North American residential remodeling and replacement (R&R) and new home construction activity. We believe that housing starts and window shipments are indicators of activity levels in the homebuilding and window industries, and we use this data, as published by or derived from third-party sources, to evaluate the market. We have historically evaluated the market using data from the National Association of Homebuilders (NAHB) with regard to housing starts and R&R activity, and published reports by Ducker Worldwide, LLC (Ducker), a consulting and research firm, with regard to window shipments in the U.S.
In November 2024, the NAHB forecasted calendar-year housing starts (excluding manufactured units) to be 1.4 million in the 2024, 1.5 million in 2025, and 1.6 million in 2026 calendar-years. The November 2022 Ducker forecast indicated that window shipments in the R&R market are expected to decrease approximately 5.9% and increase 4.0% in the calendar-years ended 2024 and 2025, respectively, and window shipments in the new construction market are expected to increase 0.9% and 1.6% in the calendar-years ended 2024 and 2025, respectively, resulting in overall window shipment decline of 2.7% in 2024 and increase 2.8% in 2025. Derived from reports published by Ducker, the overall decrease in window shipments for the trailing twelve months ended September 30, 2024 was 0.7%. During this period, new construction activities decreased 2.5% and R&R increased 1.1%.
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
The Tyman business manufactures and distributes engineered door and window components and access solutions to the construction industry. Approximately 60% of revenue is earned in the U.S., so domestic housing starts and R&R activity also constitute the primary drivers of this business, as well as commercial building starts being the main driver of the access solutions business. Sales in the U.S. are predominantly to large OEMs as well as through distributors. Approximately 15% of Tyman’s revenue is earned in the U.K., with the majority being derived from R&R activity. We have historically evaluated the U.K. market using data from the Construction Products Association (CPA). U.K. customers are smaller window and door manufacturers and distributors. The remainder of revenue is earned in Canada, Italy and Continental Europe, with sales and marketing efforts in other countries internationally. The drivers of these businesses are largely housing starts and R&R activity in these countries.
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
We are impacted by regulation of energy standards. Although the U.S. government has been less aggressively pursuing higher energy efficiency standards in recent years, other countries have implemented higher energy efficiency standards which should bode well for our fenestration-related business in these markets, particularly our warm-edge spacer products, window and door seals and tilt ‘n’ turn micro-ventilation products.
Several commodities in our business are subject to pricing fluctuations, including polyvinyl resin (PVC), titanium dioxide (TiO2), petroleum products, stainless steel, zinc, aluminum and wood. For the majority of our customers and critical suppliers, we have price adjusters in place which effectively share the base pass-through price changes for our primary commodities with our customers commensurate with the market at large. Our long-term exposure to these price fluctuations is somewhat mitigated due to the contractual component of the adjuster program. However, these adjusters are not in place with all customers and for all commodities, and there is a level of exposure to such volatility due to the lag associated with the timing of price updates in accordance with our customer agreements, particularly with regard to hardwoods. In addition, some of these commodities are in high demand, particularly in Europe, which can affect the cost of the raw materials, a portion of which we may not be able to fully recover.
The global economy remains uncertain due to currency devaluations, political unrest, terror threats, global pandemics such as COVID-19, and the political landscape in the U.S. These and other macro-economic factors have impacted the global financial markets, which may have contributed to significant changes in foreign currencies. We continue to monitor our exposure to changes in exchange rates.

Comparison of the fiscal years ended October 31, 2024 and 2023
This table sets forth our consolidated results of operations for the twelve-month periods ended October 31, 2024 and 2023.

	For the Years Ended October 31,
	2024	2023	$ Change	% Change
	(Dollars in thousands)
Net sales	$1,277,862	$1,130,583	$147,279	13%
Cost of sales (excluding depreciation and amortization)	972,238	853,059	119,179	14%
Selling, general and administrative	190,470	123,957	66,513	54%
Depreciation and amortization	60,328	42,866	17,462	41%
Operating income	54,826	110,701	(55,875)	(50)%
Interest expense	(20,593)	(8,136)	(12,457)	(153)%
Other, net	7,849	(5,519)	13,368	(242)%
Income tax expense	(9,023)	(14,545)	5,522	38%
Net income	$33,059	$82,501	$(49,442)	(60)%
Our year-over-year results by reportable segment follow. Our comparison of the results for the fiscal years ended October 31, 2023 and 2022 by reportable segment for the prior year comparative periods can be found in the annual report on Form 10-K for the year ended October 31, 2023.
Changes Related to Operating Income by Reportable Segment:
NA Fenestration

	For the Years Ended October 31,
	2024	2023	$ Change	% Change
	(Dollars in thousands)
Net sales	$650,058	$667,482	$(17,424)	(3)%
Cost of sales (excluding depreciation and amortization)	498,378	517,805	(19,427)	(4)%
Selling, general and administrative	56,630	56,979	(349)	(1)%
Depreciation and amortization	20,994	20,539	455	2%
Operating income	$74,056	$72,159	$1,897	3%
Operating income margin	11%	11%
Net Sales. Net sales decreased $17.4 million, or 3%, for the twelve months ended October 31, 2024 compared to the same period in 2023, which was primarily driven by a $20.9 million decrease in volumes mainly due to softer market demand driven by lower consumer confidence, as well as the strategic sale of a plant in October 2024, partially offset by favorable price and surcharge impacts of $3.5 million.
Cost of Sales. Cost of sales decreased $19.4 million, or 4%, for the twelve months ended October 31, 2024 compared to the same period in 2023. Cost of sales, including labor, decreased primarily due to lower volumes and deflation in the price of raw materials during the period.
Selling, General and Administrative. Our selling, general and administrative expenses decreased by $0.3 million, or 1%, for the twelve months ended October 31, 2024 compared to the same period in 2023. This decrease was due primarily to the gain on disposition of capital assets during the twelve months ended October 31, 2024 partially offset by an increases in labor costs year-over-year.

EU Fenestration

	For the Years Ended October 31,
	2024	2023	$ Change	% Change
	(Dollars in thousands)
Net sales	$230,712	$250,774	$(20,062)	(8)%
Cost of sales (excluding depreciation and amortization)	144,585	158,491	(13,906)	(9)%
Selling, general and administrative	31,318	32,350	(1,032)	(3)%
Depreciation and amortization	10,420	9,849	571	6%
Operating income	$44,389	$50,084	$(5,695)	(11)%
Operating income margin	19%	20%
Net Sales. Net sales decreased $20.1 million, or 8%, when comparing the twelve months ended October 31, 2024 compared to the same period in 2023, which was primarily driven by an $18.4 million decrease in volumes largely due to softer market demand driven by weaker consumer confidence and base price decreases of $4.2 million, partially offset by favorable foreign currency rate change of $2.5 million.
Cost of Sales. The cost of sales decreased $13.9 million, or 9%, for the twelve months ended October 31, 2024 compared to the same period in 2023. Cost of sales decreased primarily due to a decrease in volumes, deflation in the price of raw materials and foreign currency impacts.
Selling, General and Administrative. Our selling, general and administrative expense decreased $1.0 million, or 3%, for the twelve months ended October 31, 2024 compared to the same period in 2023. The decrease is primarily due to a decrease in professional fees, labor costs partially offset by a decrease in professional fees and foreign currency impacts year-over-year.
NA Cabinet Components

	For the Years Ended October 31,
	2024	2023	$ Change	% Change
	(Dollars in thousands)
Net sales	$198,424	$215,445	$(17,021)	(8)%
Cost of sales (excluding depreciation and amortization)	168,414	178,210	(9,796)	(5)%
Selling, general and administrative	20,727	21,074	(347)	(2)%
Depreciation and amortization	12,244	12,208	36	—%
Operating (loss) income	$(2,961)	$3,953	$(6,914)	(175)%
Operating (loss) income margin	(1)%	2%
Net Sales. Net sales decreased $17.0 million, or 8%, for the twelve months ended October 31, 2024 compared to the same period in 2023, which was primarily driven by a $13.5 million decrease in volumes due to softer market demand driven by weaker consumer confidence and a $3.5 million decrease in price from lower raw material index impacts.
Cost of Sales. The cost of sales decreased $9.8 million, or 5%, for the twelve months ended October 31, 2024 compared to the same period in 2023, primarily as a result of lower volumes year-over-year.
Selling, General and Administrative. Our selling, general and administrative expense decreased $0.3 million, or 2%, for the twelve months ended October 31, 2024 compared to the same period in 2023. The decrease is primarily due to lower labor costs and professional fees year-over-year.

Tyman
The Tyman reportable segment is comprised solely of the business acquired on August 1, 2024. The results for the period ended August 1, 2024 through October 31, 2024 are summarized in the following table (including the effect of the amortization of the step-up of inventory of approximately $28.5 million and accounts receivable of approximately $0.6 million, and $10.4 million of transaction fees incurred to support the acquisition during the twelve months ended October 31, 2024):

For the Year Ended October 31, 2024
(Dollars in thousands)
Net sales	$203,435
Cost of sales (excluding depreciation and amortization)	163,946
Selling, general and administrative	44,453
Depreciation and amortization	16,438
Operating loss	$(21,402)
Operating loss margin	(11)%
Unallocated Corporate & Other

	For the Years Ended October 31,
	2024	2023	$ Change	% Change
	(Dollars in thousands)
Net sales	$(4,767)	$(3,118)	$(1,649)	53%
Cost of sales (excluding depreciation and amortization)	(3,085)	(1,447)	(1,638)	113%
Selling, general and administrative	37,342	13,554	23,788	176%
Depreciation and amortization	232	270	(38)	(14)%
Operating loss	$(39,256)	$(15,495)	$(23,761)	153%
Net Sales. Net sales for Unallocated Corporate & Other represents the elimination of inter-segment sales for the twelve months ended October 31, 2024 and 2023.
Cost of Sales. Cost of sales for Corporate & Other consists of the elimination of inter-segment sales, profit in inventory, and other costs.
Selling, General and Administrative. Our selling, general and administrative expenses increased $23.8 million, or 176%, for the twelve months ended October 31, 2024 compared to the same period in 2023. This increase is primarily attributable to an increase in transaction fees year-over-year.
Changes Related to Non-Operating Items:
Interest Expense. Interest expense increased $12.5 million, or 153%, for the twelve months ended October 31, 2024 compared to the same period in 2023 as primarily as result of higher borrowings outstanding during the period. Borrowings under credit facilities increased to $716.3 million as of October 31, 2024 compared with $15.0 million as of October 31, 2023.
Other, net. Other income increased $13.4 million for the twelve months ended October 31, 2024 compared to other loss in the same period in 2023. The increase is primarily due to an increase in foreign currency derivative gains and a decrease in expenses incurred for pension termination in the prior year.
Income Taxes. We recorded income tax expense of $9.0 million on pre-tax income of $42.1 million for the twelve months ended October 31, 2024, an effective rate of 21.4%, and income tax expense of $14.5 million on pre-tax income of $97.0 million for the twelve months ended October 31, 2023, an effective rate of 15.0%. The October 31, 2024 effective rate is higher than the U.S. federal statutory rate of 21% primarily due to state and local income tax, non U.S. income inclusion, and nondeductible expenses, offset by the U.K. patent box benefit, foreign tax credit, and change in the valuation allowance. The effective rate for the twelve months ended October 31, 2023 was impacted due to the U.K. patent box benefit, tax return to accrual adjustments, and changes in uncertain tax positions, offset by state and local income tax, non U.S. income tax and nondeductible expenses.

Liquidity and Capital Resources
Overview
Historically, our principal sources of funds have been cash on hand, cash flow from operations, and borrowings under our credit facilities. As of October 31, 2024, we had $97.7 million of cash and cash equivalents, $716.3 million outstanding under our credit facilities, $7.0 million of outstanding letters of credit and $60.7 million outstanding leases under finance leases and other debt. Of the $60.7 million outstanding under finance leases and other debt, $50.3 million relates to real estate leases. We had $245.5 million available for use under a revolving credit facility at October 31, 2024.
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
The Amended Credit Agreement (i) increased the senior secured revolving credit facility to an aggregate principal amount of $475 million (the “Revolving Credit Facility”) and (ii) provides for a senior secured term loan A facility in an aggregate principal amount of $500 million (the “Term A Facility” and together with the Revolving Credit Facility, the “Facilities”). The Revolving Credit Facility included alternative currency, letter of credit, and swing-line sub-facilities of $100 million, $30 million, and $15 million, respectively. We capitalized $13.8 million of deferred financing fees related to the Amended Credit Agreement. The maturity date of the Facilities will be five years after the acquisition effective date, maturing on August 1, 2029.
The Term A Facility amortizes on a quarterly basis at 5% per annum of the original principal amount of the Term A Facility, with the remainder due at maturity. The Term A Facility must be prepaid with 100% of the net cash proceeds of the issuance or incurrence of debt and 100% of the net cash proceeds of all asset sales, insurance and condemnation recoveries, and other asset dispositions.
Borrowings under the Facilities bear interest, at our option, at (1) the Base Rate plus an applicable margin or (2) Adjusted Term SOFR plus an applicable margin. The applicable margin will range from 1.0% to 1.75% for Base Rate loans and 2.0 to 2.75% for Adjusted Term SOFR loans. In addition, we are subject to commitment fees for the unused portion of the Revolving Credit Facility.
The weighted average interest rate of borrowings outstanding for the twelve-month periods ended October 31, 2024 and 2023 was 7.20% and 6.01%, respectively. We were in compliance with our debt covenants as of October 31, 2024. For additional details of the Revolving Credit Facility, see Note 9, “Debt,” included elsewhere within this Annual Report on Form 10-K.
We expect to repatriate excess cash moving forward and use the funds to retire debt or meet current working capital needs. We believe our business model, our current cash reserves and the recent steps we have taken to strengthen our balance sheet leave us well-positioned to manage our business and remain in compliance with our debt covenants.
Analysis of Cash Flow
The following table summarizes our cash flow results for the years ended October 31, 2024, 2023, and 2022:

	Year Ended October 31,
	2024	2023	2022
	(In thousands)
Cash flows provided by operating activities	$88,812	$147,052	$97,965
Cash flows used for investing activities	$(420,594)	$(128,439)	$(32,962)
Cash flows provided by (used for) financing activities	$385,156	$(16,151)	$(45,879)
Our cash flow analysis for the fiscal years ended October 31, 2023 and 2022 for the prior year comparative periods can be found in the annual report on Form 10-K for the year ended October 31, 2023.

Operating Activities
Cash provided by operating activities decreased $58.2 million for the year ended October 31, 2024 compared to the year ended October 31, 2023. A portion of this decrease is attributable to the activities of Tyman, which was acquired on August 1, 2024. Excluding this acquisition, improvements in working capital partially offset lower sales due to a reduction in demand.
Investing Activities
Cash used for investing activities for the year ended October 31, 2024 increased $292.2 million compared to the year ended October 31, 2023, primarily as a result of the acquisition of Tyman.
At October 31, 2024, we had firm purchase commitments of approximately $2.5 million for the purchase or construction of capital assets. We plan to fund these capital expenditures through cash from operations or borrowings under our revolving credit facility.
Financing Activities
Cash provided by financing activities was $385.2 million for the year ended October 31, 2024 compared to cash used for financing opportunities during the year ended October 31, 2023. During the years ended October 31, 2024 and 2023, we acquired Tyman and LMI, respectively.
Liquidity Requirements
Our strategy for deploying cash is to invest in organic growth opportunities, develop our infrastructure, and explore strategic acquisitions. Other uses of cash include paying cash dividends to our shareholders and repurchasing our own stock. We maintain cash balances in foreign countries which totaled $44.0 million and $17.8 million as of October 31, 2024 and 2023. During the years ended October 31, 2024 and 2023, we repatriated $49.2 million and $47.1 million, respectively, of foreign earnings from our international divisions.
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
Revolving Credit Facility and Term Loan Facility
We maintain our $475 million Revolving Credit Facility and $500 million Term A Facility with Wells Fargo Bank acting as agent, swingline lender and issuing lender. The Revolving Credit Facility includes alternative currency, letter of credit, and swing-line sub-facilities of $100 million, $30 million, and $15 million, respectively. The maturity date of the Facilities will be five years after the acquisition effective date, maturing on August 1, 2029.
The Term A Facility amortizes on a quarterly basis at 5% per annum of the original principal amount of the Term A Facility, with the remainder due at maturity. The Term A Facility must be prepaid with 100% of the net cash proceeds of the issuance or incurrence of debt and 100% of the net cash proceeds of all asset sales, insurance and condemnation recoveries, and other asset dispositions.
Borrowings under the Facilities bear interest, at our option, at (1) the Base Rate plus an applicable margin or (2) Adjusted Term SOFR plus an applicable margin. The applicable margin will range from 1.0% to 1.75% for Base Rate loans and 2.0 to 2.75% for Adjusted Term SOFR loans. In addition, we are subject to commitment fees for the unused portion of the Revolving Credit Facility
The Credit Facility provides for revolving credit commitments for a minimum principal amount of $10.0 million, up to an aggregate amount of $310.0 million or 100% of Consolidated EBITDA, subject to the lender's discretion to elect or decline the incremental increase. We can also borrow up to the lesser of $15.0 million or the revolving credit commitment, as defined, under a Swingline feature of the Credit Facility.
The Credit Facility contains a: (1) Consolidated Interest Coverage Ratio requirement whereby we must not permit the Consolidated Interest Coverage Ratio, as defined, to be less than 3.00 to 1.00, and (2) Consolidated Net Leverage Ratio requirement, whereby we must not permit the Consolidated Net Leverage Ratio, as defined, to be greater than 3.25 to 1.00.

In addition to maintaining these financial covenants, the Credit Facility also limits our ability to enter into certain business transactions, such as to incur indebtedness or liens, to acquire businesses or dispose of material assets, make restricted payments, pay dividends (limited to $35.0 million per year) and to conduct other transactions as further defined in the Credit Facility. Some of these limitations, however, do not take effect so long as Consolidated Net Leverage Ratio is less than or equal to 2.75 to 1.00 and available liquidity exceeds $25.0 million. Substantially all of our domestic assets, with the exception of real property, are pledged as collateral for the Credit Facility.
Issuer Purchases of Equity Securities
During December 2021, our Board of Directors approved a new stock repurchase program that authorized the repurchase of up to $75.0 million worth of shares of our common stock. During the years ended October 31, 2024, 2023 and 2022, we purchased zero, 275,000 and 291,000 shares, respectively, at a cost of zero, $5.6 million and $6.6 million, respectively, under this program.
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
Business Combinations - Contingencies
We apply the acquisition method of accounting for business combinations in accordance with U.S. GAAP, which requires us to make use of estimates and judgements to allocate the purchase price paid for acquisitions to the fair value of the net assets and liabilities acquired. We use established valuation techniques and engage reputable valuation specialists to assist us with these valuations. However, there is a risk that we may not identify all pre-acquisition contingencies or that our estimates may not reflect the actual results when realized. We use a a reasonable measurement period to record any adjustment related to the opening balance sheet (generally, less than one year). After the measurement period, changes to the opening balance sheet can result in the recognition of income or expense as period costs. If our purchase accounting estimates are not correct, or if we do not recognize contingent liabilities within the measurement period, we may incur losses.

Impairment or Disposal of Long-Lived Assets
Property, Plant and Equipment and Intangible Assets with Defined Lives
We make judgments and estimates in conjunction with the carrying value of our long-term assets, including property, plant and equipment, and identifiable intangibles. These judgments may include the basis for capitalization, depreciation and amortization methods and the useful lives of the underlying assets. In accordance with U.S. GAAP, we review the carrying values of these assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We determine that the carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value exceeds the sum of the undiscounted cash flows and after considering alternate uses for the asset, an impairment charge would be recorded in the period in which such review is performed. We measure the impairment loss as the amount by which the carrying amount of the long-lived asset exceeds its fair value. Fair value is determined by reference to quoted market prices in active markets, if available, or by calculating the discounted cash flows associated with the use and eventual disposition of the asset. Therefore, if there are indicators of impairment, we are required to make long-term forecasts of our future revenues and costs related to the assets subject to review. Forecasts require assumptions about demand for our products and future market conditions. Although there may be no indicators of impairment in the current period, unanticipated changes to assumptions or circumstances in future periods could result in an impairment charge in the period of the change. No impairment charges were incurred with regard to our property, plant and equipment for the years ended October 31, 2024, 2023 and 2022.
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

At our annual testing date, August 31, 2024, we had seven reporting units with goodwill balances: three reporting units included in our NA Fenestration operating segment, two reporting units included in our EU Fenestration operating segment, one reporting unit included in our NA Cabinet Components operating segment, and one reporting unit included in our Tyman operating segment, which was acquired on August 1, 2024. We performed a qualitative assessment for the reporting units in the NA Fenestration, EU Fenestration, and Tyman operating segments. This review included an analysis of historical goodwill test results, operating results relative to forecast, projected results over the next five years, and other measures and concluded that there were no indicators of potential impairment associated with these reporting units. Therefore, no additional testing was deemed necessary for the reporting units in the NA Fenestration, EU Fenestration, and Tyman operating segments that were assessed qualitatively. We also updated the quantitative assessment for the reportable unit in the NA Cabinet Components segment. We determined the fair value of this reportable unit exceeded the carrying value by 20.5% and concluded that no impairment was necessary.
Income Taxes
We operate in various jurisdictions and therefore our income tax expense relates primarily to income taxes in the U.S. and the U.K., as well as local, state and foreign income taxes. We recognize the effect of a change in tax rates in the period of the change. We record the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and the amounts reported in our consolidated balance sheets, as well as net operating losses and tax credit carry forward. We evaluate the carrying value of our net deferred tax assets and determine if our business will generate sufficient future taxable income to realize the net deferred tax assets. We perform this review for recoverability on a jurisdictional basis, whereby we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence can be objectively verified. We evaluate recoverability based on an estimate of future taxable income using the long-term forecasts we use to evaluate long-lived assets, goodwill and intangible assets for impairment, taking into consideration the future reversal of existing taxable temporary differences and reviewing our current financial operations. The company classifies interest on income tax as income tax expense and classifies penalties on income tax as other expenses. In the event that our estimates and assumptions indicate we will not generate sufficient future taxable income to realize our deferred tax assets, we will record a valuation allowance, to the extent indicated, to reduce our deferred tax assets to their realizable value.
Annually, we evaluate our tax positions to determine if there have been any changes in uncertain tax positions or if there has been a lapse in the statute of limitations with regard to such positions. As of October 31, 2024 and 2023 our liability for uncertain tax positions was zero and $0.3 million, respectively. The tax positions related to certain state tax items regarding the interpretation of tax laws and regulations.
We believe we will have sufficient taxable income in the future to fully utilize our deferred tax assets recorded as of October 31, 2024, net of our valuation allowance. There is a risk that our estimates related to the future use of loss carry forwards and our ability to realize our deferred tax assets may not come to fruition, and that the results could materially impact our financial position and results of operations. Our total gross deferred tax assets as of October 31, 2024 and 2023 were $60.3 million and $18.1 million, respectively, for which we reserved a valuation allowance of $4.4 million and $0.6 million for the corresponding periods. The deferred tax assets, net of valuation allowance, offset the deferred liability within a jurisdiction.
Inventory
We record inventory at the lower of cost or net realizable value. Inventories are valued using the first-in first-out (FIFO) method. Fixed costs related to excess manufacturing capacity have been expensed in the period, and therefore, are not capitalized into inventory. Inventory quantities are regularly reviewed and provisions for excess or obsolete inventory are recorded primarily based on our forecast of future demand and market conditions. Significant unanticipated changes to our forecasts or changes in the net realizable value of our inventory would require a change in the provision for excess or obsolete inventory. For the years ended October 31, 2024 and 2023, our inventory reserves are approximately 1% and 3% of gross inventory, respectively.
Retirement Plans
We have historically sponsored a defined benefit pension plan. On January 1, 2020, we enacted changes to our pension plan whereby the benefits for all participants were frozen and thereafter those participants will receive increased benefits in the company sponsored defined contribution plan in lieu of participation in a defined benefit plan. During the three months ended October 31, 2023, we contributed $6.3 million to the pension plan and settled the pension benefit obligation and the defined benefit pension plan as terminated. During the year ended October 31, 2024, we received a $0.9 million settlement reimbursement related to the 2023 contribution.

Contractual Obligations and Commercial Commitments
Our contractual obligations and commercial commitments include unconditional purchase obligations which consist of commitments to buy miscellaneous parts, inventory, and expenditures related to capital projects in progress.
Our supplemental benefit plan was terminated in June 2023. As a result, our liability for this plan was distributed in June 2024 in accordance with IRS requirements. As of October 31, 2024, our liability under the deferred compensation plan was approximately $4.7 million.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as such term is defined in the rules promulgated by the SEC, that we believe would be material to investors and for which it is reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Effects of Inflation
We have experienced the impact of inflation on our cost of raw materials, labor, freight and overhead, particularly during the years ended October 31, 2024 and 2023.  Although we use contractual price indexing along with periodic base price increases to minimize the effect of inflation on our results, we have not been able to fully recover all of the inflationary cost increases.  We cannot provide assurance that our results of operations and financial position will not be materially impacted by inflation in the future.
Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standards setting bodies that we adopt as of the specified effective date. We did not adopt any new accounting pronouncements during the twelve months ended October 31, 2024.
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
Interest Rate Risk
Our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Based upon the balances of the variable rate debt at October 31, 2024, a hypothetical 1.0% increase or decrease in interest rates could result in approximately $7.2 million of additional pre-tax charges or credit to our operating results. This sensitivity pertains primarily to our outstanding revolving credit facility borrowings outstanding under the Credit Facility as of October 31, 2024.

Foreign Currency Rate Risk
Our international operations have exposure to foreign currency rate risks, primarily due to fluctuations in the Euro and the British Pound Sterling. From time to time, we enter into foreign exchange contracts associated with our operations to manage a portion of the foreign currency rate risk. Our outstanding forward foreign exchange contracts have a notional principal amount of $18.6 million at October 31, 2024. Hedge accounting is not applied to our foreign exchange contracts. During the year ended October 31, 2024 and 2023, we recognized a loss of $0.3 million and zero, respectively, related to our forward foreign exchange contracts. The value of our forward foreign exchange contracts fluctuates based on exchange rate fluctuations against the USD and GBP.
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
We adjust the pricing of petroleum-based raw materials for the majority of our U.S. customers who purchase products using these materials. This is intended to offset the fluctuating cost of products which are highly correlated to the price of oil including butyl and other oil-based raw materials. This program is adjusted monthly based upon the 90-day average published price for Brent crude. The oil-based raw materials that we purchase are subject to similar pricing schemes. As such, our long-term exposure to increases in oil-based raw material prices is significantly reduced under this program.
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
In the Tyman business, contractual price adjustment mechanisms are in place for key commodities including stainless steel and zinc for most large U.S. customers, but not all. For those customers not covered by contractual mechanisms, we have successfully implemented surcharges and general price increases to share the impact of price changes with our customers. Like our other businesses, there is exposure to short-term volatility due to a lag in the timing of implementing price increases.
We have begun implementing additional programs for other raw materials to facilitate more accurate pricing and reduce our exposure to changing material costs when necessary, however these are also subject to timing lags. While we maintain surcharges and other adjusters to manage our exposure to changes in the prices of our critical raw materials, we use several commodities in our business that are not covered by contractual surcharges or adjusters for which pricing can fluctuate, including PVC compound micro ingredients, silicone, polypropylene and other inputs.

Item 8. Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS

Quanex Building Products Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Quanex Building Products Corporation
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Quanex Building Products Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of October 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of October 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated December 16, 2024 expressed an adverse opinion.

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
December 16, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Quanex Building Products Corporation
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Quanex Building Products Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of October 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weakness described in the following paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of October 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.

Management identified a material weakness in internal controls related to the design and operation of controls over the Company’s preparation and review of the statement of cash flows.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended October 31, 2024. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and this report does not affect our report dated December 16, 2024, which expressed an unqualified opinion on those financial statements.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Tyman plc, a wholly-owned subsidiary, whose financial statements reflect total assets and revenues constituting 54% and 16%, respectively, of the related consolidated financial statement amounts as of and for the year ended October 31, 2024. As indicated in Management’s Annual Report on Internal Control Over Financial Reporting, Tyman plc, was acquired on August 1, 2024. Managements assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal controls over financial reporting of Tyman plc.

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
December 16, 2024

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
As permitted under the SEC rules, we have elected to exclude Tyman plc from management’s assessment of effectiveness of internal controls as of October 31, 2024. Prior to acquisition by us on August 1, 2024, Tyman plc was listed publicly on the London Stock Exchange, which reported financial results pursuant to International Financial Reporting Standards and, therefore, had no requirement to comply with the Sarbanes-Oxley Act of 2002. We are evaluating internal control procedures and expect to implement changes in internal control over financial reporting to fully comply with the Sarbanes-Oxley Act of 2002 during fiscal 2025.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2024, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on this assessment, management identified a material weakness in the Company’s internal control over financial reporting related to related to the design and operation of controls over the Company’s preparation and review of the statement of cash flows.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the identified material weakness, management has concluded that the Company’s internal control over financial reporting was not effective as of October 31, 2024. We are actively implementing remedial measures to address the identified material weakness. We expect the remediation of this material weakness to be completed prior to the end of fiscal year 2025.
Grant Thornton LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED BALANCE SHEETS
As of October 31, 2024 and 2023

	October 31,
	2024	2023
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$97,744	$58,474
Restricted cash	5,251	—
Accounts receivable, net of allowance for credit losses of $254 and $843	197,689	97,311
Inventories	275,550	97,959
Income tax receivable	5,937	8,298
Prepaid and other current assets	29,097	11,558
Total current assets	611,268	273,600
Property, plant and equipment, net of accumulated depreciation of $391,851 and $368,763	402,466	250,664
Operating lease right-of-use assets	126,715	46,620
Deferred income tax assets	3,845	—
Goodwill	574,711	182,956
Intangible assets, net	597,909	74,115
Other assets	2,874	3,188
Total assets	$2,319,788	$831,143
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$124,404	$74,371
Accrued liabilities	103,623	50,319
Income taxes payable	6,620	384
Current maturities of long-term debt	25,745	2,365
Current operating lease liabilities	12,475	7,224
Total current liabilities	272,867	134,663
Long-term debt	737,198	66,435
Non-current operating lease liabilities	117,560	40,361
Deferred income taxes	162,304	29,133
Liability for uncertain tax positions	—	250
Other liabilities	19,113	14,747
Total liabilities	1,309,042	285,589
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, shares authorized 1,000,000 issued and outstanding - none	—	—
Common stock, $0.01 par value, shares authorized 125,000,000 issued 51,266,501 and 37,176,958 respectively; outstanding 47,252,070 and 33,011,119, respectively	513	372
Additional paid-in-capital	701,008	251,576
Retained earnings	430,405	409,318
Accumulated other comprehensive loss	(46,428)	(38,141)
Less: Treasury stock at cost, 4,014,431 and 4,165,839 shares, respectively	(74,752)	(77,571)
Total stockholders’ equity	1,010,746	545,554
Total liabilities and stockholders' equity	$2,319,788	$831,143
See notes to consolidated financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended October 31, 2024, 2023 and 2022

	Year Ended October 31,
	2024	2023	2022
	(In thousands, except per share amounts)
Net sales	$1,277,862	$1,130,583	$1,221,502
Cost and expenses:
Cost of sales (excluding depreciation and amortization)	972,238	853,059	953,004
Selling, general and administrative	190,470	123,957	117,108
Depreciation and amortization	60,328	42,866	40,109
Operating income	54,826	110,701	111,281
Non-operating (expense) income:
Interest expense	(20,593)	(8,136)	(2,559)
Other, net	7,849	(5,519)	1,041
Income before income taxes	42,082	97,046	109,763
Income tax expense	(9,023)	(14,545)	(21,427)
Net income	$33,059	$82,501	$88,336

Basic earnings per common share	$0.91	$2.51	$2.67

Diluted earnings per common share	$0.90	$2.50	$2.66

Weighted-average common shares outstanding:
Basic	36,416	32,819	33,048
Diluted	36,648	33,026	33,205

Cash dividends per share	$0.32	$0.32	$0.32

See notes to consolidated financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended October 31, 2024, 2023 and 2022

	Year Ended October 31,
	2024	2023	2022
	(In thousands)
Net income	$33,059	$82,501	$88,336
Other comprehensive income:
Foreign currency translation adjustments (loss) gain, net of tax	(8,287)	8,542	(28,334)
Change in pension from net unamortized gain (pretax)	—	3,558	897
Change in pension from net unamortized gain tax expense	—	(819)	(215)
Total other comprehensive (loss) income, net of tax	(8,287)	11,281	(27,652)
Comprehensive income	$24,772	$93,782	$60,684

See notes to consolidated financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Years Ended October 31, 2024, 2023 and 2022

	Common Stock				Accumulated	Treasury Stock		Total
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Shares	Amount	Stockholders’ Equity
	(In thousands, except share amounts)
Balance at October 31, 2021	37,273,510	$373	$254,162	$259,718	$(21,770)	(3,998,725)	$(72,701)	$419,782
Net income	—	—	—	88,336	—	—	—	88,336
Foreign currency translation adjustments	—	—	—	—	(28,334)	—	—	(28,334)
Change in pension from net unamortized gain (net of tax benefit of $215)	—	—	—	—	682	—	—	682
Common dividends ($0.32 per share)	—	—	—	(10,598)	—	—	—	(10,598)
Treasury shares purchased, at cost	—	—	—	—	—	(291,000)	(6,600)	(6,600)
Expense related to stock-based compensation	—	—	2,291	—	—	—		2,291
Stock options exercised	—	—	38	—	—	35,600	651	689
Restricted stock awards granted	—	—	(1,534)	—	—	84,400	1,534	—
Performance restricted stock unit awards vested	—	—	(1,598)	—	—	87,919	1,598	—
Other	(62,454)	(1)	(1,412)	—	—	—	—	(1,413)
Balance at October 31, 2022	37,211,056	$372	$251,947	$337,456	$(49,422)	(4,081,806)	$(75,518)	$464,835
Net income	—	—	—	82,501	—	—	—	82,501
Foreign currency translation adjustments	—	—	—	—	8,542	—	—	8,542
Change in pension from net unamortized gain (net of tax of expense of $819)	—	—	—	—	2,739	—	—	2,739
Common dividends ($0.32 per share)	—	—	—	(10,639)	—	—	—	(10,639)
Treasury shares purchased, at cost	—	—	—	—	—	(275,000)	(5,593)	(5,593)
Expense related to stock-based compensation	—	—	2,521	—	—	—		2,521
Stock options exercised	—	—	32	—	—	63,587	1,183	1,215
Restricted stock awards granted	—	—	(1,752)	—	—	94,700	1,752	—
Performance restricted stock unit awards vested	—	—	(605)	—	—	32,680	605	—
Other	(34,098)	—	(567)	—	—	—	—	(567)
Balance at October 31, 2023	37,176,958	$372	$251,576	$409,318	$(38,141)	(4,165,839)	$(77,571)	$545,554
Net income	—	—	—	33,059	—	—	—	33,059
Foreign currency translation adjustments	—	—	—	—	(8,287)	—	—	(8,287)
Common dividends ($0.32 per share)	—	—	—	(11,972)	—	—	—	(11,972)
Issuance of common stock, acquisition	14,139,477	142	449,918	—	—	—	—	450,060
Expense related to stock-based compensation	—	—	2,952	—	—	—		2,952
Stock options exercised	—	—	28	—	—	29,280	545	573
Restricted stock awards granted	—	—	(1,357)	—	—	72,900	1,357	—
Performance restricted stock unit awards vested	—	—	(917)	—	—	49,228	917	—
Other	(49,934)	(1)	(1,192)	—	—	—	—	(1,193)
Balance at October 31, 2024	51,266,501	$513	$701,008	$430,405	$(46,428)	(4,014,431)	$(74,752)	$1,010,746
See notes to consolidated financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
For the Years Ended October 31, 2024, 2023 and 2022

	Year Ended October 31,
	2024	2023	2022
	(In thousands)
Operating activities:
Net income	$33,059	$82,501	$88,336
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	60,328	42,866	40,109
(Gain) loss on disposition of capital assets	(5,218)	278	109
Stock-based compensation	2,952	2,521	2,291
Deferred income tax	(15,336)	5,147	2,097
Charge for deferred loan costs and debt discount	3,469	—	—
Gain on deal contingent foreign exchange forward currency contract	(6,512)	—	—
Other, net	4,495	1,529	1,905
Changes in assets and liabilities:
Decrease in accounts receivable	973	6,969	6,945
Decrease (increase) in inventory	33,484	30,024	(32,035)
Increase (decrease) in other current assets	4,297	(1,880)	(970)
(Decrease) increase in accounts payable	(35,824)	(11,611)	(3,047)
Increase (decrease) in accrued liabilities	6,250	(4,249)	(3,159)
Increase (decrease) in income taxes payable	9,139	(9,009)	(5,192)
(Decrease) increase in deferred pension	—	(359)	77
(Decrease) increase in other long-term liabilities	(7,155)	683	305
Other, net	411	1,642	194
Cash provided by operating activities	88,812	147,052	97,965
Investing activities:
Acquisitions, net of cash acquired	(398,554)	(91,302)	—
Capital expenditures	(37,086)	(37,390)	(33,121)
Proceeds from disposition of capital assets	15,046	253	159
Cash used for investing activities	(420,594)	(128,439)	(32,962)
Financing activities:
Borrowings under credit facility	785,000	102,000	70,500
Repayments of credit facility borrowings	(83,750)	(100,000)	(95,500)
Debt issuance costs	(13,808)	—	(1,210)
Repayments of other long-term debt	(296,206)	(2,567)	(1,747)
Common stock dividends paid	(11,972)	(10,639)	(10,598)
Issuance of common stock	573	1,215	689
Proceeds from deal contingent foreign exchange forward currency contract	6,512	—	—
Payroll tax paid to settle shares forfeited upon vesting of stock	(1,193)	(567)	(1,413)
Purchase of treasury stock	—	(5,593)	(6,600)
Cash provided by (used for) financing activities	385,156	(16,151)	(45,879)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(8,853)	919	(4,092)
Increase in cash, cash equivalents and restricted cash	44,521	3,381	15,032
Cash, cash equivalents and restricted cash at beginning of period	58,474	55,093	40,061
Cash, cash equivalents and restricted cash at end of period	$102,995	$58,474	$55,093

See notes to consolidated financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations, Basis of Presentation and Significant Accounting Policies
Nature of Operations
Quanex Building Products Corporation is a component supplier to original equipment manufacturers (OEMs) in the building products industry. These components can be categorized as window and door (fenestration) components and kitchen and bath cabinet components. Examples of fenestration components include: (1) energy-efficient flexible insulating glass spacers, (2) extruded vinyl profiles, (3) window and door screens, (4) window and door hardware, and (5) precision-formed metal and wood products. We also manufacture cabinet doors and other components for OEMs in the kitchen and bathroom cabinet industry. In addition, we provide certain other non-fenestration components and products, which include custom mixing, solar panel sealants, trim moldings, vinyl decking, water retention barriers, conservatory roof components, and commercial access solutions. We have organized our business into four reportable business segments: (1) North American Fenestration (NA Fenestration), (2) European Fenestration (EU Fenestration), (3) North American Cabinet Components (NA Cabinet Components), and (4) Tyman, which was acquired on August 1, 2024. For additional discussion of our reportable business segments, see Note 17, “Segment Information.” We use low-cost production processes and engineering expertise to provide our customers with specialized products for their specific window, door, and cabinet applications. We believe these capabilities provide us with unique competitive advantages. We serve a primary customer base in North America and the United Kingdom (U.K.), and also serve customers in international markets through our operating locations in the U.K., Germany, Mexico, Canada and Italy, as well as through sales and marketing efforts in other countries.
Unless the context indicates otherwise, references to “Quanex,” the “Company,” “we,” “us,” and “our” refer to the consolidated business operations of Quanex Building Products Corporation and its subsidiaries.
Basis of Presentation and Principles of Consolidation
Our consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). We consolidate our wholly-owned subsidiaries and eliminate intercompany sales and transactions. We have no cost or equity investments in companies that are not wholly-owned. Certain reclassifications were made to prior period balances for current period presentation. In our opinion, these audited financial statements contain all adjustments necessary to fairly present our financial position, results of operations and cash flows for the periods presented.
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
We recognize revenue that reflects the consideration we expect to receive for product sales upon transfer to customers. Revenue for product sales is recognized when control of the promised products is transferred to our customers, and we are entitled to consideration in exchange for such transfer. We account for a contract when a customer provides us with a firm purchase order that identifies the products to be provided, the payment terms for those products, and when collectability of the consideration due is reasonably assured.
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
Disaggregation of revenue
We produce a wide variety of products that are used in the fenestration industry, including insulating glass spacer systems; extruded vinyl products; metal fabricated products; and astragals, thresholds and screens. In addition, we produce certain non-fenestration products, including kitchen and bath cabinet door and components, flooring and trim moldings, solar edge tape, plastic decking, fencing, water retention barriers, conservatory roof components, commercial building starts to evaluate the commercial access market, and other products.
The following table summarizes our product sales for the three years ended October 31, 2024, 2023, and 2022 into groupings by segment which we believe depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors. For further details regarding our results by segment, refer to Note 17, “Segment Information.”

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended October 31,
	2024	2023	2022
	(in thousands)
NA Fenestration:
United States - fenestration	$491,307	$518,396	$609,572
International - fenestration	29,882	30,100	35,906
United States - non-fenestration	110,246	103,090	29,039
International - non-fenestration	18,623	15,896	12,941
	$650,058	$667,482	$687,458
EU Fenestration:
International - fenestration	$193,935	$191,871	$194,854
International - non-fenestration	36,777	58,903	67,204
	$230,712	$250,774	$262,058
NA Cabinet Components:
United States - fenestration	$14,913	$16,899	$17,696
United States - non-fenestration	182,494	195,866	254,726
International - non-fenestration	1,017	2,680	3,282
	$198,424	$215,445	$275,704
Tyman:
United States - fenestration	$127,749	$—	$—
International - fenestration	75,082	—	—
United States - non-fenestration	604	—	—
	$203,435	$—	$—
Unallocated Corporate & Other:
Eliminations	$(4,767)	$(3,118)	$(3,718)
	$(4,767)	$(3,118)	$(3,718)
Net sales	$1,277,862	$1,130,583	$1,221,502
Cash, Cash Equivalents and Restricted Cash
Cash equivalents include all highly liquid investments with an original maturity of three months or less. Such securities with an original maturity which exceeds three months are deemed to be short-term investments. Restricted cash is cash held in a foreign subsidiary that is not available for use as a result of exchange control restrictions. We maintain cash, cash equivalents and restricted cash at several financial institutions, which at times may not be federally insured or may exceed federally insured limits. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risks on such accounts.
Concentration of Credit Risk and Allowance for Credit Losses
Certain of our businesses or product lines are largely dependent on a relatively few large customers. Although we believe we have an extensive customer base, the loss of one of these large customers or if such customers were to incur a prolonged period of decline in business, our financial condition and results of operations could be adversely affected. For the years ended October 31, 2024, 2023 and 2022, one customer provided more than 10% of our consolidated net sales and accounts receivable.
We have established an allowance for credit losses to estimate the risk of loss associated with our accounts receivable balances. Our policy for determining the allowance is based on factors that affect collectability, including: (a) historical trends of write-offs, recoveries and credit losses; (b) the credit quality of our customers; and (c) projected economic and market conditions. We believe our allowance is adequate to absorb any known or probable losses as of October 31, 2024. Different assumptions or changes in economic circumstances could result in changes to the allowance.

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
There were no other indicators of triggering events noted for any period in the years ended October 31, 2024 and 2023. Therefore, we did not record an impairment charge related to property, plant and equipment or intangible assets with defined lives during the years ended October 31, 2024, 2023 and 2022.
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
The estimated useful lives of our primary asset categories at October 31, 2024 were as follows:

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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

At our annual testing date, August 31, 2024, we had seven reporting units with goodwill balances: three reporting units included in our NA Fenestration operating segment, two reporting units included in our EU Fenestration operating segment, one reporting unit included in our NA Cabinet Components operating segment, and one reporting unit in our Tyman operating segment, which was acquired on August 1, 2024. We performed a qualitative assessment of the reporting units in the NA Fenestration, EU Fenestration, and Tyman operating segments. This review included an analysis of historical goodwill test results, operating results relative to forecast, projected results over the next five years, and other measures and concluded that there were no indicators of potential impairment associated with these reporting units. Therefore, no additional testing was deemed necessary for these six reporting units. Also, at our annual testing date, we performed a quantitative assessment of the reporting unit in our NA Cabinet Components segment primarily due to the impairment of goodwill during the second and fourth quarters of 2019 and the history of a narrow margin of fair value above carrying value in quantitative assessments performed in prior years. We determined that the fair value of this reporting unit exceeded the carrying value and concluded that no impairment was necessary.
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
Retirement Plans
We historically sponsored a defined benefit pension plan. To measure our liabilities associated with these plans, we made assumptions related to future events, including expected return on plan assets, and rate of compensation increases. The discount rate reflected the rate at which benefits could be effectively settled on the measurement date. We determined our discount rate using a FTSE Above Median pension discount curve whereby target yields were developed from bonds across a range of maturity points, and a curve was fitted to those targets. Spot rates (zero coupon bond yields) were developed from the curve and used to discount benefit payments associated with each future year. During the year ended October 31, 2023, the defined benefit pension plan as terminated and the pension obligation was settled.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Income Taxes
We record the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and the amounts reported in our consolidated balance sheets, as well as net operating losses and tax credit carry forwards. We evaluate the carrying value of the net deferred tax assets and determine whether we will be able to generate sufficient future taxable income to realize our deferred tax assets. We perform this review for recoverability on a jurisdictional basis, whereby we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence can be objectively verified. Cumulative losses in recent years is a significant piece of negative evidence that is difficult to overcome in determining that a valuation allowance is not needed against deferred tax assets. Thus, it is generally difficult for positive evidence regarding projected future taxable income exclusive of reversing taxable temporary differences to outweigh objective negative evidence of recent financial reporting losses. We believe we will fully realize our deferred tax assets, net of a recorded valuation allowance. We project future taxable income using the same forecasts used to test long-lived assets and intangibles for impairment, scheduling out the future reversal of existing taxable temporary differences and reviewing our most recent financial operations. In the event the estimates and assumptions indicate we will not generate sufficient future taxable income to realize our deferred tax assets, we record a valuation allowance against a portion of our deferred tax assets. The deferred tax assets, net of valuation allowance, offset the deferred liability within a jurisdiction.
We evaluate our ongoing tax positions to determine if it is more-likely-than-not we will be successful in defending such positions if challenged by taxing authorities. To the extent that our tax positions do not meet the more-likely-than-not criteria, we record a liability for uncertain tax positions. As of October 31, 2024, we do not have any liability for uncertain tax positions recorded.
Derivative Instruments
We have historically used financial and commodity-based derivative contracts to manage our exposure to fluctuations in foreign currency exchange rates and raw material prices. All derivatives are measured at fair value on a recurring basis. We have not designated the derivative instruments we use as cash flow hedges under ASC Topic 815 “Derivatives and Hedging” (ASC 815). Therefore, all gains and losses, both realized and unrealized, are recognized in the consolidated statements of income (loss) in the period of the change as the underlying assets and liabilities are marked-to-market. We do not enter into derivative instruments for speculative or trading purposes. As such, these instruments are considered economic hedges, and are reflected in the operating activities section of the consolidated statements of cash flow.
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
We have granted other awards which are linked to the performance of our common stock, but will settle in cash rather than the issuance of shares of our common stock. The value of these awards fluctuates with changes in our stock price, with the resulting gains or losses reflected in the period of the change. We have recorded current and non-current liabilities related to these awards reflected in the accompanying consolidated balance sheets at October 31, 2024 and 2023. See Note 14, “Stock-based Compensation.”
In addition, we have granted performance share awards which use return on net assets as the vesting condition and the awards settle in cash. We use a Monte Carlo simulation model to value the market condition and our stock price on the date of grant to value the internal performance condition and recognize expense ratably over the vesting period of three years. We estimate that the performance measures will be met and shares will vest at target until the year of settlement (third year of cliff vesting). As of October 31, 2024, we have deemed 78,589 performance share awards related to the December 2021 grants as probable to vest.
We have also granted performance restricted stock units which settle in shares upon vesting. These awards cliff vest upon a three-year service period with the absolute performance of our common stock as the vesting criteria. The number of performance restricted stock units earned is variable depending on the metric achieved, and the settlement method is 100% in our common stock, with accrued dividends paid in cash at the time of vesting, assuming the shares had been outstanding throughout the performance period. To value the performance restricted stock units, we use a Monte Carlo simulation model to arrive at a grant-date fair value. This amount will be adjusted for forfeitures and expensed over the three-year term of the award with a credit to additional paid-in-capital. Similar to performance shares, the performance restricted stock units are not considered outstanding shares, do not have voting rights, and are excluded from diluted weighted-average shares used to calculate earnings per share until the performance criteria is probable to result in the issuance of contingent shares. As of October 31, 2024, we have deemed 69,877 shares related to the December 2021 grants of performance restricted stock units as probable to vest.
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
Supplemental Cash Flow Information
The following table summarizes our supplemental cash flow information for the years ended October 31, 2024, 2023 and 2022 (in thousands):

	Year Ended October 31,
	2024	2023	2022
Cash paid for interest	$10,910	$5,737	$1,982
Cash paid for income taxes	18,291	22,224	26,410
Cash received from income tax refunds	3,502	2,460	2,235
Noncash investing and financing activities:
(Decrease) increase in capitalized expenditures in accounts payable	$(2,229)	$1,953	$(1,692)
Issuance of common stock for acquisition	450,060	—	—
Related Party Transactions
Net sales for the year ended October 31, 2024, 2023, and 2022 included approximately $1.2 million, $1.2 million and $1.9 million of transactions with a customer which is a related party with one of our non-employee directors. Purchases for the year ended October 31, 2024, 2023, and 2022 included approximately $0.2 million, zero and zero of transactions with a customer which is a related party with one of our non-employee directors. We performed a review of these transactions, of which no single transaction or series of related transactions exceeded $120,000 in amount, and determined that these transactions were enacted independently of each other in fair transactions. We are not aware of any other related party transactions with any of our current non-employee directors or officers outside of their normal business functions or expected contractual duties.
Subsequent Events
We have evaluated events occurring after the balance sheet date for possible disclosure as a subsequent event through the date the financial statements were issued.
2. Acquisitions
Tyman Acquisition
On August 1, 2024, we completed the acquisition of Tyman plc (the “Tyman Acquisition”), a company incorporated in England and Wales (“Tyman”). The aggregate consideration due pursuant to the Tyman Acquisition at closing comprised of 14,139,477 newly issued Quanex common shares (“New Quanex Shares”) and cash consideration of approximately $504.1 million (being the Pound Sterling amount of cash consideration of £392.2 million in respect of all of the Tyman Shares converted to U.S. Dollars at an exchange rate of 1.2855). New Quanex Shares issued in connection with the Tyman Acquisition on the New York Stock Exchange took effect on August 2, 2024 and Tyman’s shares on the London Stock Exchange were canceled.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

amended, the “Amended Credit Agreement”). The Amended Credit Agreement did not become effective until August 1, 2024 upon the completion of the Tyman Acquisition.
The Amended Credit Agreement (i) increased the senior secured revolving credit facility to an aggregate principal amount of $475 million (the “Revolving Credit Facility”) and (ii) provided for a senior secured term loan A facility in an aggregate principal amount of $500 million (the “Term Loan A Facility” and together with the Revolving Credit Facility, the “Facilities”). The Revolving Credit Facility includes alternative currency, letter of credit, and swing-line sub-facilities of $100 million, $30 million, and $15 million, respectively. The maturity date of the Facilities will be five years after the acquisition effective date, maturing on August 1, 2029.
As of October 31, 2024, we are still determining the purchase price allocation for the Tyman Acquisition. A preliminary purchase price allocation of the fair value of the assets acquired and liabilities assumed is included in the table below. These estimates are subject to change and will likely result in an increase or decrease in goodwill, particularly with regard to third-party valuations and our estimates of fixed assets, intangible assets, inventory, and deferred income taxes, during the measurement period, which may extend up to one year from the acquisition date.

As of Date of Opening Balance Sheet
(In thousands)
Net assets acquired:
Accounts receivable	$99,574
Inventories	211,617
Prepaid and other assets	21,516
Property, plant and equipment	157,981
Operating lease right-of-use assets	65,414
Goodwill	385,045
Intangible assets	539,285
Accounts payable	(66,769)
Accrued liabilities	(41,958)
Long-term debt	(300,684)
Operating lease liabilities	(66,228)
Deferred income taxes	(145,677)
Other liabilities	(10,502)
Net assets acquired	$848,614
Consideration:
Total Consideration, net of cash and cash equivalents	$848,614
We used recognized valuation techniques to determine the preliminary fair value of the assets and liabilities, including the multi period excess earnings method for customer relationships and relief from royalty method for trade names and other technology with a discount rate that reflects the risk of the expected future cash flows. Tyman is allocated entirely to our Tyman reportable operating segment.
LMI Acquisition
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

added to the 313,595 square feet of rentable area located in Cambridge, Ohio.

The purchase price has been allocated to the fair value of the assets acquired and liabilities assumed, as indicated in the table below.

As of Date of Opening Balance Sheet
(In thousands)
Net assets acquired:
Accounts receivable	$7,012
Inventories	5,684
Other assets	790
Property, plant and equipment	35,887
Goodwill	41,393
Intangible assets	19,500
Accounts payable	(4,736)
Accrued liabilities	(507)
Long-term debt (finance leases)	(13,721)
Net assets acquired	$91,302
Consideration:
Cash, net of cash and cash equivalents acquired	$91,302
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
Pro Forma Results
We calculated the pro forma impact of the Tyman and LMI acquisitions and the associated debt financing on our operating results for the twelve months ended October 31, 2024, 2023, and 2022. The following pro forma results give effect to these acquisitions, assuming the transaction occurred on November 1, 2021.

	Year ended October 31,
	2024	2023	2022
	(In thousands, except per share amounts)
	(Unaudited)
Net sales	$1,886,834	$1,954,950	$2,115,987
Net income	$66,037	$48,458	$60,192
Basic earnings per share	$1.40	$1.03	$1.28
Diluted earnings per share	$1.40	$1.03	$1.27
We derived the pro forma results for the Tyman and LMI acquisition based on historical financial information obtained from the sellers and certain management assumptions. Our Tyman pro forma adjustments relate to the impact of preliminary fair value adjustments on the underlying assets and liabilities of Tyman, transaction costs and the financing of the Tyman Acquisition, and the conversion of Tyman’s financial information prepared in accordance with IFRS to Quanex accounting policies in accordance with U.S. GAAP. Our LMI pro forma adjustments relate to the elimination of LMI intercompany sales to our North American Fenestration reportable segment and related cost of sales, incremental depreciation and amortization expense associated with property, plant and equipment and intangible assets to affect the transactions, assuming a November 1, 2021 effective date.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Accounts Receivable and Allowance for Credit Losses
Accounts receivable consisted of the following as of October 31, 2024 and 2023 (in thousands):

	October 31,
	2024	2023
Trade receivables	$191,981	$97,871
Other	5,962	283
Total	197,943	98,154
Less: Allowance for credit losses	254	843
Accounts receivable, net	$197,689	$97,311
The changes in our allowance for credit losses were as follows (in thousands):

	Year Ended October 31,
	2024	2023	2022
Beginning balance as of November 1, 2023, 2022 and 2021	$843	$289	$340
Current period provision for expected credit losses	137	711	314
Amounts written off	(782)	(165)	(299)
Recoveries	12	—	10
Foreign currency translation adjustments	44	8	(76)
Balance as of October 31, 2024, 2023 and 2022	$254	$843	$289
4. Inventories
Inventories consisted of the following at October 31, 2024 and 2023 (in thousands):

	October 31,
	2024	2023
Raw materials	$81,330	$53,585
Finished goods and work in process	192,448	42,195
Supplies and other	1,772	2,179
Total	$275,550	$97,959
5. Property, Plant and Equipment
Property, plant and equipment consisted of the following at October 31, 2024 and 2023 (in thousands):

	October 31,
	2024	2023
Land and land improvements	$99,068	$11,268
Buildings and building improvements	186,087	149,093
Machinery and equipment	462,628	429,743
Construction in progress	46,534	29,323
Property, plant and equipment, gross	794,317	619,427
Less: Accumulated depreciation	391,851	368,763
Property, plant and equipment, net	$402,466	$250,664
Depreciation expense for the years ended October 31, 2024, 2023, and 2022 was $34.9 million, $27.6 million and $26.9 million, respectively.
If there are indicators of potential impairment, we evaluate our property, plant and equipment for recoverability over the remaining useful lives of the assets. We did not incur impairment losses associated with these assets for the years ended

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

October 31, 2024, 2023, and 2022. See further discussion at Note 1, “Nature of Operations, Basis of Presentation and Significant Accounting Policies - Long-Lived Assets - Property, Plant and Equipment and Intangible Assets with Defined Lives.”
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The table below presents the lease-related assets and liabilities recorded on the balance sheet at October 31, 2024 and 2023 (in thousands):

		October 31,
Leases	Classification	2024	2023
Assets
Operating lease assets	Operating lease right-of-use assets	$126,715	$46,620
Finance lease assets	Property, plant and equipment (less accumulated depreciation of $10,362 and $6,691)	67,046	58,496
Total lease assets		$193,761	$105,116

Liabilities
Current
Operating	Current operating lease liabilities	$12,475	$7,224
Finance	Current maturities of long-term debt	3,688	2,676
Noncurrent
Operating	Noncurrent operating lease liabilities	117,560	40,361
Finance	Long-term debt	56,988	52,309
Total lease liabilities		$190,711	$102,570
The table below presents the components of lease costs for the year ended October 31, 2024 and 2023 (in thousands):

	Year Ended October 31,
	2024	2023
Operating lease cost	$13,074	$9,145
Finance lease cost
Amortization of leased assets	3,915	3,285
Interest on lease liabilities	2,599	2,425
Variable lease costs	2,450	1,663
Total lease cost	$22,038	$16,518
The table below presents supplemental cash flow information related to leases for the year ended October 31, 2024 and 2023 (in thousands):

	Year Ended October 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Finance leases - financing cash flows	$3,068	$2,397
Finance leases - operating cash flows	$2,599	$2,425
Operating leases - operating cash flows	$11,731	$9,179

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$89,796	$7,509
Finance leases	$8,507	$26,531

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The table below presents the weighted average remaining lease terms and weighted average discount rates for the Company's leases as of October 31, 2024 and 2023:

	October 31,
	2024	2023
Weighted average remaining lease term (in years)
Operating leases	11.5	10.7
Financing leases	16.3	18.7

Weighted average discount rate
Operating leases	5.31%	4.09%
Financing leases	4.84%	4.52%
The table below presents the maturity of the lease liabilities as of October 31, 2024 (in thousands):

	Year ended October 31, 2024
	Operating Leases	Finance Leases
2025	$19,019	$6,618
2026	18,282	6,540
2027	15,664	6,385
2028	14,193	6,152
2029	13,487	5,836
Thereafter	94,807	56,122
Total lease payments	175,452	87,653
Less: present value discount	45,417	26,977
Total lease liabilities	$130,035	$60,676

7. Goodwill and Intangible Assets
Goodwill
The change in the carrying amount of goodwill for the years ended October 31, 2024 and 2023 was as follows (in thousands):

	Year Ended October 31,
	2024	2023
Beginning balance as of November 1, 2023 and 2022	$182,956	$137,855
Acquisitions	385,045	41,393
Foreign currency translation adjustment	6,710	3,708
Balance as of October 31, 2024 and 2023	$574,711	$182,956
At our annual testing date, August 31, 2024, we had seven reporting units with goodwill balances. Three of these units were included in our NA Fenestration segment and had goodwill balances of $41.4 million, $35.9 million and $2.8 million, two units were included in our EU Fenestration segment with goodwill balances of $50.7 million and $16.5 million, our NA Cabinet Components segment had one unit with a goodwill balance of $39.1 million, and our Tyman segment, which was acquired on August 1, 2024, had one unit with a goodwill balance of $388.3 million. The details of the results of our goodwill assessments during the year ended October 31, 2024 are more fully described at Note 1, “Nature of Operations, Basis of Presentation and Significant Accounting Policies - Long-Lived Assets - Goodwill.” For a summary of the change in the carrying amount of goodwill by segment, see Note 17, “Segment Information.”

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Identifiable Intangible Assets
Amortizable intangible assets consisted of the following as of October 31, 2024 and 2023 (in thousands):

	October 31, 2024	October 31, 2024		October 31, 2023
	Remaining Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	17 years	$512,131	$112,748	$157,629	$99,230
Trademarks and trade names	18 years	243,434	47,685	55,519	42,879
Patents and other technology	12 years	25,164	22,387	25,127	22,051
Total		$780,729	$182,820	$238,275	$164,160
We do not estimate a residual value associated with these intangible assets. See additional disclosure at Note 1, "Nature of Operations, Basis of Presentation and Significant Accounting Policies - Restructuring."
In connection to the Tyman Acquisition, we added gross carrying intangibles of $352.3 million of customer relationships, and $187.2 million of trade names, with the weighted-average amortization of eighteen and nineteen years, respectively. The aggregate amortization expense associated with identifiable intangible assets for the years ended October 31, 2024, 2023, and 2022 was $21.6 million, $12.1 million and $11.9 million, respectively.
Estimated remaining amortization expense, assuming current intangible balances and no new acquisitions, for future fiscal years as of October 31, 2024 (in thousands):

Estimated Amortization Expense
2025	$39,405
2026	39,162
2027	39,163
2028	33,929
2029	33,913
Thereafter	412,337
Total	$597,909
We did not incur impairment losses related to our identifiable intangible assets during the years ended October 31, 2024, 2023, and 2022.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Accrued Liabilities

Accrued liabilities consisted of the following at October 31, 2024 and 2023 (in thousands):

	October 31,
	2024	2023
Payroll, payroll taxes and employee benefits	$45,642	$18,184
Accrued insurance and workers compensation	10,765	7,754
Sales allowances	13,338	5,237
Deferred compensation (current portion)	855	1,969
Goods and services	1,378	4,189
Deferred revenue	3,149	1,021
Warranties	1,362	15
Audit, legal, and other professional fees	4,222	3,572
Accrued taxes, other	5,329	1,980
Freight	2,040	1,071
Utilities	1,760	1,389
Other	13,783	3,938
Accrued liabilities	$103,623	$50,319
9. Debt
Long-term debt consisted of the following at October 31, 2024 and 2023 (in thousands):

	October 31,
	2024	2023
Term Loan A Facility	$493,750	$—
Revolving Credit Facility	222,500	15,000
Finance lease obligations and other	60,676	55,000
Unamortized deferred financing fees	(13,983)	(1,200)
Total debt	762,943	68,800
Less: Current maturities of long-term debt	25,745	2,365
Long-term debt	$737,198	$66,435
Revolving Credit Facility and Term A Facility
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
The Amended Credit Agreement (i) increased the senior secured revolving credit facility to an aggregate principal amount of $475 million (the “Revolving Credit Facility”) and (ii) provides for a senior secured term loan A facility in an aggregate principal amount of $500 million (the “Term A Facility” and together with the Revolving Credit Facility, the “Facilities”). The Revolving Credit Facility will include alternative currency, letter of credit, and swing-line sub-facilities of $100 million, $30 million, and $15 million, respectively. We capitalized $13.8 million of deferred financing fees related to the Amended Credit Agreement. The maturity date of the Facilities will be five years after the acquisition effective date, maturing on August 1, 2029.
The Term A Facility amortizes on a quarterly basis at 5% per annum of the original principal amount of the Term A Facility, with the remainder due at maturity. The Term A Facility must be prepaid with 100% of the net cash proceeds of the

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

issuance or incurrence of debt and 100% of the net cash proceeds of all asset sales, insurance and condemnation recoveries, and other asset dispositions.
Borrowings under the Facilities bear interest, at our option, at (1) the Base Rate plus an applicable margin or (2) Adjusted Term SOFR plus an applicable margin. The applicable margin will range from 1.0% to 1.75% for Base Rate loans and 2.0% to 2.75% for Adjusted Term SOFR loans. In addition, we are subject to commitment fees for the unused portion of the Revolving Credit Facility.
The applicable margin percentages are based on the Consolidated Net Leverage Ratio outlined in the following table:

Pricing Level	Consolidated Leverage Ratio	Commitment Fee	Term SOFR Loans, Eurocurrency Rate Loans and RFR Loans	Base Rate Loans
I	Less than or equal to 1.50 to 1.00	0.150%	2.00%	1.00%
II	Greater than 1.50 to 1.00, but less than or equal to 2.25 to 1.00	0.175%	2.25%	1.25%
III	Greater than 2.25 to 1.00, but less than or equal to 3.00 to 1.00	0.200%	2.50%	1.50%
IV	Greater than 3.00 to 1.00	0.250%	2.75%	1.75%
In the event of default, outstanding borrowings accrue interest at the Default Rate, as defined, whereby the obligations will bear interest at a per annum rate equal to 2% above the total per annum rate otherwise applicable.
The Facilities provides for incremental revolving credit commitments for a minimum principal amount of $10.0 million, up to an aggregate amount of the greater of (1) $310.0 million and (2) 100% of Consolidated EBITDA, subject to the lender's discretion to elect or decline the incremental increase. We can also borrow up to the lesser of $15.0 million or the revolving credit commitment, as defined, under a Swingline feature of the Credit Agreement.
The Facilities contains a: (1) Consolidated Interest Coverage Ratio requirement whereby we must not permit the Consolidated Interest Coverage Ratio, as defined, to be less than 3.00 to 1.00, and (2) Consolidated Net Leverage Ratio requirement whereby the Consolidated Net Leverage Ratio, as defined, must be greater than 3.25 to 1.00.
In addition to maintaining these financial covenants, the Facilities also limits our ability to enter into certain business transactions, such as to incur indebtedness or liens, to acquire businesses or dispose of material assets, make restricted payments, pay dividends (limited to $35.0 million per year) and other transactions as further defined in the Credit Facility. Some of these limitations, however, do not take effect so long as total leverage is less than or equal to 2.75 to 1.00 and available liquidity exceeds $25.0 million. Substantially all of our domestic assets, with the exception of real property were used as collateral for the Credit Agreement.
As of October 31, 2024, we had $716.3 million of borrowings outstanding under the Facilities (reduced by unamortized debt issuance costs of $14.0 million), $7.0 million of outstanding letters of credit and $60.7 million outstanding primarily under finance leases and other debt. We had $245.5 million available for use under the Revolving Credit Facility at October 31, 2024. The borrowings outstanding as of October 31, 2024 under the Facilities accrue interest at 6.79% per annum, and our weighted average borrowing rate for borrowings outstanding during the years ended October 31, 2024 and 2023 was 7.20% and 6.01%, respectively. We were in compliance with our debt covenants as of October 31, 2024.
We maintain certain finance lease obligations related to equipment purchases, vehicles, and warehouse space. Refer to Note 6 “Leases” for further information regarding our finance leases.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The table below presents the scheduled maturity dates of our long-term debt outstanding (excluding deferred financing fees of $14.0 million) at October 31, 2024 (in thousands):

	Facilities	Finance Leases	Aggregate Maturities
2025	$25,000	$6,618	$31,618
2026	25,000	6,540	31,540
2027	25,000	6,385	31,385
2028	25,000	6,152	31,152
2029	616,250	5,836	622,086
Thereafter	—	56,122	56,122
Total debt payments	716,250	87,653	803,903
Less: present value discount of finance leases	—	(26,977)	(26,977)
Total	$716,250	$60,676	$776,926
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
During the year ended October 31. 2023, we terminated our defined contribution plan and settled the obligation during the three months ended October 31, 2023. Until such time that the termination was complete, the participants received an interest related credit on their respective balance equivalent to the prevailing 30-year Treasury rate. The majority of our pension plan participants had their benefit determined pursuant to the cash balance formula. For the remaining participants, the benefit formula was a traditional formula for retirement benefits, whereby the plan payed benefits to employees using a formula which considered years of service and pensionable compensation. We contributed $6.3 million to the plan in connection with the termination and distribution of the obligation.
The net periodic benefit cost for the years ended October 2023 and 2022, was as follows (in thousands):

	Year Ended October 31,
	2023	2022
Service cost	$383	$860
Interest cost	1,558	806
Expected return on plan assets	(1,465)	(1,991)
Amortization of net loss	42	6
Settlements	5,431	396
Net periodic benefit cost	$5,949	$77
Defined Contribution Plan

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

We also sponsor several defined contribution plans into which we and our employees make contributions. We match 100% up to between the first 3% to 5% of employee annual salary deferrals under our plan for all employees. We do not offer our common stock as a direct investment option under these plans. For the years ended October 31, 2024, 2023 and 2022, we contributed approximately $7.7 million, $6.5 million and $6.8 million for these plans, respectively.
Other Plans
We have supplemental benefit plans covering certain executive officers and a non-qualified deferred compensation plan covering members of the Board of Directors and certain key employees. As of October 31, 2023, our liability under the supplemental benefit plan was approximately $2.0 million. During the year ended October 31, 2024, the supplemental benefit plan was terminated and the benefits associated with this plan were distributed in accordance with Internal Revenue Service regulations. As of October 31, 2024 and 2023 our liability under the deferred compensation plan was approximately $4.7 million and $3.9 million, respectively. As of October 31, 2024 and 2023, the current portion of these liabilities was recorded under the caption “Accrued Liabilities,” and the long-term portion was included under the caption “Other Liabilities” in the accompanying balance sheets.
11. Income Taxes
The provision or benefit for income taxes includes U.S. federal income taxes foreign income taxes and state income taxes. We provide for income taxes on taxable income at the applicable statutory rates. The following table summarizes the components of income tax expense for the years ended October 31, 2024, 2023 and 2022 (in thousands):

	Year Ended October 31,
	2024	2023	2022
Current
Federal	$12,453	$2,631	$11,553
State and local	3,326	1,860	740
Non-United States	8,580	4,907	7,037
Total current	24,359	9,398	19,330
Deferred
Federal	(2,371)	4,637	2,127
State and local	(154)	1,015	(229)
Non-United States	(12,811)	(505)	199
Total deferred	(15,336)	5,147	2,097
Total income tax expense	$9,023	$14,545	$21,427

For financial reporting purposes, income before income taxes for the years ended October 31, 2024, 2023 and 2022 includes the following components (in thousands):

	Year Ended October 31,
	2024	2023	2022
Domestic	$34,315	$42,586	$64,850
Foreign	7,767	54,460	44,913
Total income before income taxes	$42,082	$97,046	$109,763

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table reconciles our effective income tax rate to the federal statutory rate for the years ended October 31, 2024, 2023 and 2022:

	Year Ended October 31,
	2024	2023	2022
United States tax at statutory rate	21.0%	21.0%	21.0%
State and local income taxes net of federal tax benefit	5.9%	1.8%	1.6%
Foreign tax rate differential	(1.4)%	1.1%	0.3%
U.K. patent box benefit	(12.5)%	(5.9)%	(1.2)%
Non-deductible transaction costs	8.4%	—%	—%
U.S. income tax credits	(8.4)%	(4.9)%	(3.2)%
Foreign inclusions (including global intangible low-taxed income)	8.4%	4.6%	3.2%
Permanent differences	(1.3)%	1.3%	0.6%
Tax return to accrual adjustments	3.5%	(2.3)%	(3.0)%
Change in valuation allowance	(3.1)%	—%	—%
Change in uncertain tax position	0.1%	(1.1)%	—%
Other	0.8%	(0.6)%	0.2%
Effective tax rate	21.4%	15.0%	19.5%
Our earnings from our foreign subsidiaries qualifies for Federal and Dividend Received Deduction and are not subject to withholding taxes upon remittances to the U.S. However, some of the states do not conform to the Federal Dividend Received Deduction. As a result, we have $0.5 million of future tax liability related to potential repatriation of unremitted foreign retained earnings. The amount of undistributed foreign earnings and profits from international operations as of the years ended October 31, 2024 and 2023, respectively, was $21.7 million and $21.3 million.
The Organization for Economic Co-operation and Development ("OECD") Inclusive Framework on Base Erosion and Profit Shifting (“BEPS”) developed an agreement on a two-pillar approach to help address the tax challenges arising from the digitalization of the economy. Pillar One applies to large multinational enterprises and re-allocate part of their profit to the countries where they sell their products and provide services. Quanex does not expect to be subject to the Pillar One rules. Pillar Two aims to establish a minimum global tax rate of 15%, assessed through a top-up tax imposed on a country-by-country basis. In 2023, certain jurisdictions in which we operate enacted legislation consistent with the OECD Pillar Two model effective for taxation year beginning on or after January 1, 2024. The Pillar Two legislation does not impact our FY2024 annual effective tax rate. However, further changes to our entity structure or changes in jurisdictions in which we operate could adversely impact analysis.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Significant components of our net deferred tax liabilities and assets were as follows (in thousands):

	October 31,
	2024	2023
Deferred tax assets:
Employee benefit obligations	$6,830	$6,148
Accrued liabilities and reserves	4,132	1,130
Pension and other benefit obligations	125	27
Inventory	2,368	1,159
Right of use liability	31,399	6,337
Research and development	5,810	2,075
Loss and tax credit carry forwards	9,637	1,203
Other	24	—
Total gross deferred tax assets	60,325	18,079
Less: Valuation allowance	4,395	585
Total deferred tax assets, net of valuation allowance	55,930	17,494
Deferred tax liabilities:
Property, plant and equipment	45,554	21,480
Goodwill and intangibles	138,396	18,908
Investments in foreign subsidiaries	500	—
Right of use asset	29,939	6,082
Other	—	157
Total deferred tax liabilities	214,389	46,627
Net deferred tax liabilities	$158,459	$29,133
As of October 31, 2024, foreign capital loss, net operating loss and gross state operating loss carry forwards totaled $14.0 million, $18.8 million and $19.6 million, respectively. The capital loss and the majority of the foreign net operating loss can be carried forward indefinitely. The majority of the state losses begin to expire in 2033. We evaluate tax benefits of operating losses and tax credit carry forwards on an ongoing basis, including a review of historical and projected future operating results, the eligible carry forward period and other circumstances. We have recorded a valuation allowance for the foreign capital loss and certain foreign operating and state net operating losses as of October 31, 2024 and 2023, totaling $3.8 million and $0.6 million, respectively. The valuation allowance can be affected in future periods by changes to tax laws, changes to statutory tax rates, and changes in estimates of future taxable income. To fully realize these net deferred tax assets, we will need to generate sufficient future taxable income in the jurisdictions where these tax attributes exist during the periods in which the attributes can be utilized. As of each reporting date, management considers the weight of all evidence, both positive and negative, to determine if a valuation allowance is necessary for each jurisdiction’s net deferred tax assets. We place greater weight on historical evidence over future predictions of our ability to utilize net deferred tax assets. We consider future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences, and taxable income in prior carryback year(s) if carryback is permitted under applicable law.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table shows the change in the unrecognized income tax benefit associated with uncertain tax positions for the years ended October 31, 2024, 2023 and 2022 (in thousands):

Unrecognized Income Tax Benefits
Balance at October 31, 2021	$1,388
Reassessment of position	(27)
Balance at October 31, 2022	$1,361
Reassessment of position	(1,111)
Balance at October 31, 2023	$250
Reversal	(250)
Balance at October 31, 2024	$—
We account for uncertain tax benefits in accordance with guidance in ASC 740, which prescribes the minimum recognition threshold a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. During the year ended October 31, 2024, we reversed $0.3 million of unrecognized tax benefits due to certain state tax items regarding nexus as voluntary disclosure have been filed.
We, along with our subsidiaries, file income tax returns in the U.S. and various state and foreign jurisdictions. In certain jurisdictions, the statute of limitations has not yet expired. We generally remain subject to examination of our U.S. income tax returns for 2021 and subsequent years. We generally remain subject to examination of our various state and foreign income tax returns for a period of four to five years from the date the return was filed. The state impact of a reported federal adjustment or change remains subject to examination by various states within the longer of one year or the expiration date of the otherwise applicable statute of limitations. We classifies interest on income tax as income tax expenses and classifies penalties on income tax as other expenses.
12. Commitments and Contingencies
Purchase Obligations
We are a party to non-cancelable purchase obligations primarily for door hardware, primary and secondary steel and primary and secondary aluminum used in our manufacturing processes, as well as expenditures related to capital projects in progress. We paid $4.5 million and $10.1 million pursuant to these arrangements for the years ended October 31, 2024 and 2023, respectively. These obligations total $2.5 million and $7.9 million at October 31, 2024 and 2023, respectively, and extend through fiscal 2025. Future amounts paid pursuant to these arrangements will depend, to some extent, on our usage.
Asset Retirement Obligation
We maintain asset retirement obligations associated with leased facilities primarily in the U.K. We have estimated our future cash flows associated with this asset retirement obligation and recorded an asset and corresponding liability. We are depreciating the assets and accreting the liabilities over the terms of the corresponding leases and have included an asset retirement obligation of $3.7 million in Other Liabilities on the Consolidated Balance Sheet.
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
From time to time, we incur routine expenses and capital expenditures associated with compliance with existing environmental regulations, including control of air emissions and water discharges, and plant decommissioning costs. We have not incurred any material expenses or capital expenditures related to environmental matters during the past three fiscal years, and do not expect to incur a material amount of such costs in fiscal 2025. While we will continue to have future expenditures related to environmental matters, any such amounts are impossible to reasonably estimate at this time. Based upon our experience to date, we do not believe that our compliance with environmental requirements will have a material adverse effect on our operations, financial condition or cash flows.

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
Carrying amounts reported on the balance sheets for cash, cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. Our outstanding debt is variable rate debt that re-prices frequently, thereby limiting our exposure to significant changes in interest rate risk. As a result, the fair value of our debt instruments approximates carrying value at October 31, 2024 and 2023 (Level 2 measurement).
Our outstanding forward foreign exchange contracts have a notional principal amount of $18.6 million at October 31, 2024. Hedge accounting is not applied to our forward exchange contracts. These contracts have a range of maturities up to May 12, 2025. Our forward foreign exchange contracts are adjusted to fair value by recording gains and losses to “Other, net,” and we record the related liability to “Current Liabilities” in the accompanying condensed consolidated statement of income and condensed consolidated balance sheets, respectively. During the year ended October 31, 2024 and 2023, we recognized a loss of $0.3 million and zero, respectively, related to our forward foreign exchange contracts. The value of our forward foreign exchange contracts fluctuates based on exchange rate fluctuations against the USD and GBP (Level 2 measurement).
Our restricted stock units and performance share awards are marked-to-market on a quarterly basis during a three-year vesting period based on market data. For further information refer to Note 14, “Stock-Based Compensation - Performance Share Awards.”
We performed a fair value assessment corresponding with the purchase of Tyman. Due to the unique nature of this acquisition, this is considered a Level 3 measurement. For further information refer to Note 2, “Acquisitions.”

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
A summary of non-vested restricted stock award activity during the years ended October 31, 2024, 2023 and 2022, follows:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value per Share
Non-vested at October 31, 2021	216,400	$17.28
Granted	84,400	22.54
Vested	(88,700)	13.74
Non-vested at October 31, 2022	212,100	20.86
Granted	94,700	23.49
Vested	(54,400)	18.49
Forfeited	(10,100)	22.30
Non-vested at October 31, 2023	242,300	22.36
Granted	72,900	32.15
Vested	(66,600)	22.30
Forfeited	(11,800)	20.68
Non-vested at October 31, 2024	236,800	$25.85
The total weighted average grant-date fair value of restricted stock awards that vested during the years ended October 31, 2024, 2023 and 2022 was $1.4 million, $1.0 million and $1.2 million, respectively. As of October 31, 2024, total unrecognized compensation cost related to unamortized restricted stock awards totaled $2.4 million. We expect to recognize this expense over the remaining weighted average period of 1.7 years.
Stock Options
Historically, stock options have been awarded to key employees, officers and non-employee directors. In December 2017, the Compensation & Management Development Committee of the Board of Directors approved a change to the long-term incentive award program eliminating the grant of stock options and replacing this award with a grant of performance restricted stock units as further described below. As a result, stock options were not granted during the years ended October 31, 2024, 2023 and 2022. Stock options typically vested ratably over a three-year period with service and continued employment as the

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

vesting conditions. Our stock options may be exercised up to a maximum of ten years from the date of grant. The fair value of the stock options was determined on the grant date and expensed over the vesting period resulting in an increase in additional paid-in-capital. We used the Black-Scholes pricing model to estimate the grant date fair value. The inputs to this model included expected volatility, expected term, a risk-free rate and expected dividend rate at the time of grant. For employees who were nearing retirement-eligibility, we recognized stock option expense ratably over the shorter of the vesting period or the period from the grant-date to the retirement-eligibility date.
The following table summarizes our stock option activity for the years ended October 31, 2024, 2023 and 2022.

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000s)
Outstanding at October 31, 2021	218,304	$19.37	3.4	$297
Exercised	(35,600)	19.36
Forfeited/Expired	(7,587)	19.04
Outstanding at October 31, 2022	175,117	$19.39	2.9	$485
Exercised	(63,587)	19.12
Forfeited/Expired	(4,000)	21.11
Outstanding at October 31, 2023	107,530	$19.48	2.3	$792
Exercised	(29,280)	19.58
Outstanding at October 31, 2024	78,250	19.45	1.5	$752
Vested at October 31, 2024	78,250	$19.45	1.5	$752
Exercisable at October 31, 2024	78,250	$19.45	1.5	$752
Intrinsic value is the amount by which the market price of the common stock on the date of exercise exceeds the exercise price of the stock option. For the years ended October 31, 2024, 2023 and 2022, the total intrinsic value of our stock options that were exercised totaled $0.4 million, $0.5 million and $0.2 million, respectively.
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
During the years ended October 31, 2024, 2023 and 2022, 26,215, 38,704 and 36,669 restricted stock units, respectively, were granted with corresponding weighted average grant date fair value of $26.70, $20.67, and $22.52, respectively. During the fiscal year ended October 31, 2023, 21,774 restricted stock units, which were awarded to key employees, vested. During the years ended October 31, 2024, 2023 and 2022, we paid $0.6 million, $0.4 million and $1.0 million to settle restricted stock units.
During the year ended October 31, 2024, 166,070 restricted stock units were granted to key employees with a weighted average grant date fair value of $31.83. These key employee grants vest in accordance with criteria which extend up to three years. During the year, 42,933 of these grants vested and 1,242 were forfeited. We paid approximately $1.2 million to settle these grants during the year.

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
The following table summarizes amounts expensed as selling, general and administrative expense related to restricted stock awards, stock options, restricted stock units, performance share awards and performance restricted stock units for the years ended October 31, 2024, 2023 and 2022 (in thousands):

	Year Ended October 31,
	2024	2023	2022
Restricted stock awards	$1,846	$1,712	$1,452
Restricted stock units	2,784	1,686	1,167
Performance share awards	1,599	5,106	2,373
Performance restricted stock units	1,106	809	840
Total compensation expense	7,335	9,313	5,832
Income tax effect	1,570	1,396	1,138
Net compensation expense	$5,765	$7,917	$4,694

15. Stockholders' Equity
As of October 31, 2024, our authorized capital stock consists of 125,000,000 shares of common stock, at par value of $0.01 per share, and 1,000,000 shares of preferred stock, with no par value. As of October 31, 2024 and 2023, we had 51,266,501 and 37,176,958 shares of common stock issued, respectively, and 47,252,070 and 33,011,119 shares of common stock outstanding, respectively. There were no shares of preferred stock issued or outstanding at October 31, 2024 and 2023.
Stock Repurchase Program and Treasury Stock
During December 2021, our Board of Directors approved a stock repurchase program that authorized the repurchase of up to $75.0 million worth of shares of our common stock. Repurchases under the program are made in open market transactions or privately negotiated transactions, subject to market conditions, applicable legal requirements and other relevant factors. The program does not have an expiration date or a limit on the number of shares that may be purchased. During the years ended October 31, 2024 and 2023, we purchased zero shares and 275,000 shares, respectively, at a cost of zero and $5.6 million respectively, under this program.
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
For a summary of treasury stock activity for the years ended October 31, 2024, 2023 and 2022, refer to the Consolidated Statement of Stockholders' Equity located elsewhere herein.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16. Other, net
Other income included under the caption “Other, net” on the accompanying consolidated statements of income (loss), consisted of the following (in thousands):

	Year Ended October 31,
	2024	2023	2022
Foreign currency transaction (losses) gains	$(677)	$(146)	$386
Foreign currency exchange derivative gains	6,232	1	19
Pension service benefit (expense)	903	(5,566)	783
Interest income	1,690	248	19
Other	(299)	(56)	(166)
Other income (loss)	$7,849	$(5,519)	$1,041
17. Segment Information
We present four reportable business segments: (1) NA Fenestration, comprising four operating segments primarily focused on the fenestration market in North America including vinyl profiles, insulating glass spacers, screens, custom compound mixing, and other fenestration components; (2) EU Fenestration, comprising our U.K.-based vinyl extrusion business, manufacturing vinyl profiles and conservatories, and the European insulating glass business manufacturing insulating glass spacers; (3) NA Cabinet Components, comprising our cabinet door and components segment; and (4) Tyman, which was acquired on August 1 2024, comprising a leading international supplier of engineered fenestration components and access solutions to the construction industry. We maintain a grouping called Unallocated Corporate & Other, which includes transaction expenses, stock-based compensation, long-term incentive awards based on the performance of our common stock and other factors, certain severance and legal costs not deemed to be allocable to all segments, depreciation of corporate assets, interest expense, other, net, income taxes and inter-segment eliminations, and executive incentive compensation and medical expense fluctuations relative to planned costs as determined during the annual planning process. Other general and administrative costs associated with the corporate office are allocated to the reportable segments, based upon a relative measure of profitability in order to more accurately reflect each reportable business segment's administrative costs. The accounting policies of our operating segments are the same as those used to prepare the accompanying consolidated financial statements. Corporate general and administrative expenses allocated during the years ended October 31, 2024, 2023 and 2022 were $27.3 million, $23.5 million and $24.5 million, respectively.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Segment information for the years ended October 31, 2024, 2023 and 2022 was as follows (in thousands):

	NA Fenestration	EU Fenestration	NA Cabinet Comp.	Tyman	Unallocated Corp. & Other	Total
Year Ended October 31, 2024
Net sales	$650,058	$230,712	$198,424	$203,435	$(4,767)	$1,277,862
Depreciation and amortization	20,994	10,420	12,244	16,438	232	60,328
Operating income (loss)	74,056	44,389	(2,961)	(21,402)	(39,256)	54,826
Capital expenditures	22,827	3,959	5,131	4,630	539	37,086
Total assets	$373,934	$239,501	$147,907	$1,243,265	$315,181	$2,319,788
Year Ended October 31, 2023
Net sales	$667,482	$250,774	$215,445	$—	$(3,118)	$1,130,583
Depreciation and amortization	20,539	9,849	12,208	—	270	42,866
Operating income (loss)	72,159	50,084	3,953	—	(15,495)	110,701
Capital expenditures	18,265	11,193	6,972	—	960	37,390
Total assets	$379,286	$239,333	$158,824	$—	$53,700	$831,143
Year Ended October 31, 2022
Net sales	$687,458	$262,058	$275,704	$—	$(3,718)	$1,221,502
Depreciation and amortization	16,253	9,674	13,830	—	352	40,109
Operating income (loss)	74,570	40,270	3,245	—	(6,804)	111,281
Capital expenditures	$18,758	$7,810	$6,454	$—	$99	$33,121
The following table summarizes the change in the carrying amount of goodwill by segment for the years ended October 31, 2024 and 2023 (in thousands):

	NA Fenestration	EU Fenestration	NA Cabinet Comp.	Tyman	Unallocated Corp. & Other	Total
Balance as of October 31, 2022	$38,712	$59,996	$39,147	$—	$—	$137,855
LMI acquisition	41,393	—	—	—	—	41,393
Foreign currency translation adjustment	—	3,708	—	—	—	3,708
Balance as of October 31, 2023	$80,105	$63,704	$39,147	$—	$—	$182,956
Tyman acquisition	—	—	—	385,045	—	385,045
Foreign currency translation adjustment	—	3,490	—	3,220	—	6,710
Balance as of October 31, 2024	$80,105	$67,194	$39,147	$388,265	$—	$574,711
For further details of Goodwill, see Note 7, “Goodwill and Intangible Assets”, located herewith.
We did not allocate non-operating expense or income tax expense to the reportable segments. The following table reconciles operating income as reported above to net income for the years ended October 31, 2024, 2023 and 2022 (in thousands):

	Year Ended October 31,
	2024	2023	2022
Operating income	$54,826	$110,701	$111,281
Interest expense	(20,593)	(8,136)	(2,559)
Other, net	7,849	(5,519)	1,041
Income tax expense	(9,023)	(14,545)	(21,427)
Net income	$33,059	$82,501	$88,336

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Geographic Information
Our manufacturing facilities and all long-lived assets are located primarily in the U.S. and Europe. We attribute our net sales to a geographic region based on the location of the customer. The following tables provide information concerning our net sales for the years ended October 31, 2024, 2023 and 2022, and our long-lived assets as of October 31, 2024 and 2023 (in thousands):

	Year Ended October 31,
Net sales	2024	2023	2022
United States	$926,864	$834,525	$911,180
Europe	271,182	244,560	255,400
Canada	35,333	25,845	31,442
Asia	24,091	14,298	15,021
Other foreign countries	20,392	11,355	8,459
Total net sales	$1,277,862	$1,130,583	$1,221,502

	October 31,
Long-lived assets, net	2024	2023
United States	$1,229,157	$384,318
Europe	441,129	170,037
Other foreign countries	31,515	—
Total long-lived assets, net	$1,701,801	$554,355
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
The computation of basic and diluted earnings per share for the years ended October 31, 2024, 2023 and 2022 follows (in thousands, except per share data):

Year Ended October 31, 2024	Net Income	Weighted Average Shares	Per Share
Basic earnings per common share	$33,059	36,416	$0.91
Effect of dilutive securities:
Stock options		31
Restricted stock awards		131
Performance restricted stock units		70
Diluted earnings per common share	$33,059	36,648	$0.90
Year Ended October 31, 2023
Basic earnings per common share	$82,501	32,819	$2.51
Effect of dilutive securities:
Stock options		33
Restricted stock awards		124
Performance restricted stock units		50
Diluted earnings per common share	$82,501	33,026	$2.50
Year Ended October 31, 2022
Basic earnings per common share	$88,336	33,048	$2.67
Effect of dilutive securities:
Stock options		25
Restricted stock awards		132
Performance restricted stock units		88
Diluted earnings per common share	$88,336	33,205	$2.66

We do not include equity instruments in our calculation of diluted earnings per share if those instruments would be antidilutive. We had 1,471 of anti-dilutive restricted stock award equivalents for the year ended October 31, 2024 and no corresponding equivalents for the comparable prior years. Such dilution is dependent on the excess of the market price of our stock over the exercise price and other components of the treasury stock method.
19. New Accounting Guidance
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standards setting bodies that we adopt as of the specified effective date. We did not adopt any new accounting pronouncements during the twelve months ended October 31, 2024.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
It is the responsibility of the management of Quanex Building Products Corporation to establish and maintain adequate disclosure controls and procedures. Disclosure controls and procedures are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective as a result of the material weakness in internal control over financial reporting as described below.
(b)    Management’s Annual Report on Internal Control Over Financial Reporting (Revised)
Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:
•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.
Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission (2013 Framework) to evaluate the effectiveness of its internal control over financial reporting. Based upon this assessment, management concluded that our internal control over financial reporting was not effective as of October 31, 2024, because of a material weakness in the design and operation of the controls over the preparation and review of the statement of cash flows. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
We analyzed the impact of this error, and while the value of the corrected amounts are quantitively material on a line-item basis within the Statement of Cash Flow, there were no changes to the Balance Sheet, Income Statement, Statement of Stockholders’ Equity, or Statement of Comprehensive Income. Additionally, this error related only to the fourth quarter of 2024 results and do not impact prior period results. Management’s conclusion is that the error was quantitatively material within the “Investing Activities” and “Financing Activities” sections of the statement of cash flows, however, all other aspects of the Company's purchase of Tyman were correctly accounted for, including the reported change in cash, cash equivalents and restricted cash for the period.
(c) Remediation
The Company is committed to remediating the above noted material weakness, and we are in the process of developing and implementing remediation plans to address it. Actions with respect to the remediation plan are expected to include implementing improved procedures and controls related to our quarterly and annual close processes and enhancement of the quarterly and annual close and reporting checklists. The remediation plan is subject to oversight by the Audit Committee of the Board of Directors and the identified material weakness will not be considered remediated until the remediation plan has been fully implemented, the applicable controls operate for a sufficient period of time, and the Company has concluded that newly implemented controls are operating effectively. We expect the remediation of this material weakness to be completed prior to the end of fiscal year 2025.
(d) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended October 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information.
During the three months ended October 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” except as follows:
George Wilson our Chairman, President and CEO, adopted a Rule 10b5-1 trading arrangement on June 11, 2024. Under this arrangement, a total of 37,800 shares of our common stock may be sold, subject to certain conditions, before the plan expires on November 30, 2026.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Pursuant to General Instruction G(3) to Form 10-K, the information on “Directors, Executive Officers and Corporate Governance” is incorporated herein by reference from the Registrant's Definitive Proxy Statement relating to the 2025 Annual Meeting of Stockholders of Quanex Building Products Corporation or an amendment to this Form 10-K, which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after the close of the fiscal year ended October 31, 2024.
Item 11. Executive Compensation.
Pursuant to General Instruction G(3) to Form 10-K, the information on “Executive Compensation” is incorporated herein by reference from the Registrant's Definitive Proxy Statement relating to the 2025 Annual Meeting of Stockholders of Quanex Building Products Corporation or an amendment to this Form 10-K, which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after the close of the fiscal year ended October 31, 2024.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Pursuant to General Instruction G(3) to Form 10-K, the information on “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” is incorporated herein by reference from the Registrant's Definitive Proxy Statement relating to the 2025 Annual Meeting of Stockholders of Quanex Building Products Corporation or an amendment to this Form 10-K, which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after the close of the fiscal year ended October 31, 2024.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Pursuant to General Instruction G(3) to Form 10-K, the information on “Certain Relationships and Related Transactions, and Director Independence” is incorporated herein by reference from the Registrant's Definitive Proxy Statement relating to the 2025 Annual Meeting of Stockholders of Quanex Building Products Corporation or an amendment to this Form 10-K, which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after the close of the fiscal year ended October 31, 2024.
Item 14. Principal Accountant Fees and Services.
Pursuant to General Instruction G(3) to Form 10-K, the information on “Principal Accountant Fees and Services” is incorporated herein by reference from the Registrant's Definitive Proxy Statement relating to the 2025 Annual Meeting of Stockholders of Quanex Building Products Corporation or an amendment to this Form 10-K, which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after the close of the fiscal year ended October 31, 2024.
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

QUANEX BUILDING PRODUCTS CORPORATION

Date:	December 16, 2024	/s/ Scott M. Zuehlke
Scott M. Zuehlke
Senior Vice President - Chief Financial Officer and Treasurer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Susan F. Davis	Director	December 16, 2024
Susan F. Davis

/s/ Curtis M. Stevens	Director	December 16, 2024
Curtis M. Stevens

/s/ Donald R. Maier	Director	December 16, 2024
Donald R. Maier

/s/ William E. Waltz	Director	December 16, 2024
William E. Waltz

/s/ Jason D. Lippert	Director	December 16, 2024
Jason D. Lippert

/s/ Bradley E. Hughes	Director	December 16, 2024
Bradley E. Hughes

/s/ Manish H. Shah	Director	December 16, 2024
Manish H. Shah

/s/ Amit Singhi	Director	December 16, 2024
Amit Singhi

/s/ George L. Wilson	Chairman of the Board, President and Chief Executive Officer	December 16, 2024
George L. Wilson	(Principal Executive Officer)

/s/ Scott M. Zuehlke	Senior Vice President - Chief Financial Officer and Treasurer	December 16, 2024
Scott M. Zuehlke	(Principal Financial Officer)

/s/ Karen L. Ettredge	Vice President, Corporate Controller	December 16, 2024
Karen L. Ettredge	(Principal Accounting Officer)

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

2.8
Rule 2.7 Announcement dated as of April 22, 2024, as filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on April 22, 2024, and incorporated herein by reference.

2.9
Co-operation Agreement dated as of April 22, 2024, as filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on April 22, 2024, and incorporated herein by reference.

2.10
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

                        EXHIBIT INDEX

Exhibit Number                Description of Exhibits

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

97.1
Quanex Building Products Corporation Clawback Policy filed as Exhibit 97.1 to the Registrant's Annual Report on Form 10-K (Reg. No. 001-33913) for the year ended October 31, 2023, as filed with the Securities and Exchange Commission on December 15, 2023, and incorporated herein by reference.

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