Form 10-Q
period 2025-01-31
Quanex Building Products CORP
filed 2025-03-11
CIK 1423221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________
FORM 10-Q
 ________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
The number of shares outstanding of the registrant's Common Stock as of March 5, 2025 was 47,230,263.

QUANEX BUILDING PRODUCTS CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 31, 2025	October 31, 2024
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$49,982	$97,744
Restricted cash	5,486	5,251
Accounts receivable, net of allowance for credit losses of $948 and $254	164,347	197,689
Inventories	280,580	275,550
Income taxes receivable	5,283	5,937
Prepaid and other current assets	41,943	29,097
Total current assets	547,621	611,268
Property, plant and equipment, net of accumulated depreciation of $363,201 and $391,851	391,118	402,466
Operating lease right-of-use assets	125,002	126,715
Deferred income tax assets	3,709	3,845
Goodwill	569,688	574,711
Intangible assets, net	580,081	597,909
Other assets	3,270	2,874
Total assets	$2,220,489	$2,319,788
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$108,374	$124,404
Accrued liabilities	81,302	103,623
Income taxes payable	—	6,620
Current maturities of long-term debt	25,827	25,745
Current operating lease liabilities	13,275	12,475
Total current liabilities	228,778	272,867
Long-term debt	725,231	737,198
Noncurrent operating lease liabilities	115,517	117,560
Deferred income taxes liabilities	162,846	162,304
Other liabilities	16,001	19,113
Total liabilities	1,248,373	1,309,042
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, shares authorized 1,000,000; issued and outstanding - none	—	—
Common stock, $0.01 par value, shares authorized 125,000,000; issued 51,213,869 and 51,266,501, respectively; outstanding 47,230,263 and 47,252,070, respectively	512	513
Additional paid-in-capital	697,358	701,008
Retained earnings	411,708	430,405
Accumulated other comprehensive loss	(62,379)	(46,428)
Less: Treasury stock at cost, 3,983,606 and 4,014,431 shares, respectively	(75,083)	(74,752)
Total stockholders’ equity	972,116	1,010,746
Total liabilities and stockholders' equity	$2,220,489	$2,319,788

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	January 31,
	2025	2024
	(In thousands, except per share amounts)
Net sales	$400,044	$239,155
Cost and expenses:
Cost of sales (excluding depreciation and amortization)	307,728	187,723
Selling, general and administrative	66,650	32,363
Restructuring charges	7,904	—
Depreciation and amortization	24,740	11,152
Operating (loss) income	(6,978)	7,917
Non-operating (expense) income:
Interest expense	(14,186)	(1,068)
Other, net	1,229	1,042
(Loss) income before income taxes	(19,935)	7,891
Income tax benefit (expense)	5,050	(1,642)
Net (loss) income	$(14,885)	$6,249

Basic (loss) earnings per common share	$(0.32)	$0.19

Diluted (loss) earnings per common share	$(0.32)	$0.19

Weighted-average common shares outstanding:
Basic	47,015	32,825
Diluted	47,015	33,043

Cash dividends per share	$0.08	$0.08

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	January 31,
	2025	2024
	(In thousands)
Net (loss) income	$(14,885)	$6,249
Other comprehensive income:
Foreign currency translation (loss) gain, net of tax	(15,951)	6,081
Other comprehensive (loss) income, net of tax	(15,951)	6,081
Comprehensive (loss) income	$(30,836)	$12,330

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	January 31,
	2025	2024
	(In thousands)
Operating activities:
Net (loss) income	$(14,885)	$6,249
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	24,740	11,152
Stock-based compensation	902	583
Deferred income tax	2,851	1,136
Other, net	6,173	1,790
Changes in assets and liabilities:
Decrease in accounts receivable	30,330	18,147
Increase in inventory	(8,602)	(8,756)
Increase in other current assets	(8,985)	(1,680)
Decrease in accounts payable	(16,548)	(19,044)
Decrease in accrued liabilities	(22,558)	(7,181)
(Decrease) increase in income taxes payable	(5,087)	264
(Decrease) increase in other long-term liabilities	(247)	852
Other, net	(594)	342
Cash (used for) provided by operating activities	(12,510)	3,854
Investing activities:
Capital expenditures	(11,624)	(9,580)
Proceeds from disposition of capital assets	169	31
Cash used for investing activities	(11,455)	(9,549)
Financing activities:
Borrowings under credit facilities	45,000	—
Repayments of credit facility borrowings	(56,250)	(5,000)
Repayments of other long-term debt	(2,026)	(679)
Common stock dividends paid	(3,812)	(2,645)
Issuance of common stock	214	400
Payroll tax paid to settle shares forfeited upon vesting of stock	(1,400)	(1,193)
Purchase of treasury stock	(3,698)	—
Cash used for financing activities	(21,972)	(9,117)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,590)	760
Decrease in cash, cash equivalents and restricted cash	(47,527)	(14,052)
Cash, cash equivalents and restricted cash at beginning of period	102,995	58,474
Cash, cash equivalents and restricted cash at end of period	$55,468	$44,422

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

Three Months Ended January 31, 2025	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	(In thousands, no per share amounts shown except in verbiage)
Balance at October 31, 2024	$513	$701,008	$430,405	$(46,428)	$(74,752)	$1,010,746
Net loss	—	—	(14,885)	—	—	(14,885)
Foreign currency translation adjustment	—	—	—	(15,951)	—	(15,951)
Common dividends ($0.08 per share)	—	—	(3,812)	—	—	(3,812)
Purchase of treasury stock	—	—	—	—	(3,698)	(3,698)
Stock-based compensation activity:
Expense related to stock-based compensation	—	902		—	—	902
Stock options exercised	—	41	—	—	173	214
Restricted stock awards granted	—	(1,894)	—	—	1,894	—
Performance restricted stock units vested	—	(1,300)	—	—	1,300	—
Other	(1)	(1,399)	—	—	—	(1,400)
Balance at January 31, 2025	$512	$697,358	$411,708	$(62,379)	$(75,083)	$972,116

Three Months Ended January 31, 2024	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	(In thousands, no per share amounts shown except in verbiage)
Balance at October 31, 2023	$372	$251,576	$409,318	$(38,141)	$(77,571)	$545,554
Net income	—	—	6,249	—	—	6,249
Foreign currency translation adjustment	—	—	—	6,081	—	6,081
Common dividends ($0.08 per share)	—	—	(2,645)	—	—	(2,645)
Stock-based compensation activity:
Expense related to stock-based compensation	—	583		—	—	583
Stock options exercised	—	22	—	—	378	400
Restricted stock awards granted	—	(1,357)	—	—	1,357	—
Performance restricted stock units vested	—	(917)	—	—	917	—
Other	(1)	(1,192)	—	—	—	(1,193)
Balance at January 31, 2024	$371	$248,715	$412,922	$(32,060)	$(74,919)	$555,029

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations and Basis of Presentation
Quanex Building Products Corporation is a leading manufacturer and component supplier to original equipment manufacturers (OEMs) in various industries, including window, door, solar, refrigeration, custom mixing, building access, and cabinetry markets. These components can be categorized as window and door (fenestration) components and kitchen and bath cabinet components. Examples of fenestration components include: (1) energy-efficient flexible insulating glass spacers, (2) extruded vinyl profiles, (3) window and door screens, (4) window and door hardware, and (5) precision-formed metal and wood products. We also manufacture cabinet doors and other components for OEMs in the kitchen and bathroom cabinet industry. In addition, we provide certain other non-fenestration components and products, which include custom mixing, solar panel sealants, trim moldings, vinyl decking, water retention barriers, conservatory roof components, and building access solutions. We have organized our business into four reportable business segments: (1) North American Fenestration (NA Fenestration), (2) European Fenestration (EU Fenestration), (3) North American Cabinet Components (NA Cabinet Components), and (4) Tyman, which was acquired on August 1, 2024. For additional discussion of our reportable business segments, see Note 14, “Segment Information.” We leverage efficient production and distribution processes and engineering expertise to provide our customers with specialized products for their specific hardware, extrusion, and custom applications. We believe these capabilities enhance our ability to provide value to our customers. We serve a primary customer base in North America and the United Kingdom (U.K.), and also serve customers in international markets through our operating locations in the U.K., Germany, Mexico, Canada, and Italy, as well as through sales and marketing efforts in other countries.
Unless the context indicates otherwise, references to “Quanex,” the “Company,” “we,” “us,” and “our” refer to the consolidated business operations of Quanex Building Products Corporation and its subsidiaries.
Basis of Presentation and Principles of Consolidation
The accompanying interim unaudited condensed consolidated financial statements include the accounts of Quanex Building Products Corporation. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of October 31, 2024 was derived from audited financial information but does not include all disclosures required by U.S. GAAP. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024. In our opinion, the accompanying financial statements contain all adjustments (which consist of normal recurring adjustments, except as disclosed herein) necessary to fairly present our financial position, results of operations and cash flows for the interim periods. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year or for any future periods.
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
Disaggregation of revenue
We manufacture and distribute a diverse portfolio of products for OEMs operating in hardware, extrusion, and custom markets worldwide. Our broad geographic reach exposes us to diverse economic conditions, which can impact demand, currency fluctuations, and supply chain dynamics.
The following table summarizes our product sales for the three months ended January 31, 2025 and 2024, categorized by segment, to depict how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors. For further details regarding our results by segment, refer to Note 14, “Segment Information.”

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended
	January 31,
	2025	2024
	(In thousands)
NA Fenestration:
United States - fenestration	$100,429	$111,634
International - fenestration	5,859	6,144
United States - non-fenestration	23,205	25,791
International - non-fenestration	4,840	4,426
	$134,333	$147,995
EU Fenestration:
International - fenestration	$42,056	$41,751
International - non-fenestration	6,415	7,686
	$48,471	$49,437
NA Cabinet Components:
United States - fenestration	$3,452	$3,675
United States - non-fenestration	40,063	39,179
International - non-fenestration	295	283
	$43,810	$43,137
Tyman:
United States - fenestration	$105,591	$—
International - fenestration	69,282	—
United States - non-fenestration	785	—
International - non-fenestration	18	—
	$175,676	$—
Unallocated Corporate & Other
Eliminations	$(2,246)	$(1,414)
	$(2,246)	$(1,414)
Net sales	$400,044	$239,155
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
Related Parties
Net sales include transactions with a customer which is a related party with one of our non-employee directors for the three months ended January 31, 2025 was $0.5 million and $0.2 million for the comparable prior year period. Purchases from a customer which is a related party with one of our non-employee directors for the three months ended January 31, 2025 was $0.2 million and zero for the comparable prior year period. We performed a review of these transactions, of which no single transaction or series of related transactions exceeded $120,000 in amount, and determined that these transactions were enacted independently of each other. We are not aware of any other related party transactions with any of our current non-employee directors or officers outside of their normal business functions or expected contractual duties.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Restructuring
We accrue one-time severance costs pursuant to an approved plan of restructuring at the communication date, when affected employees have been formally notified and the severance arrangement is legally enforceable, with no realistic possibility of withdrawal. In addition, we accrue costs associated with the termination of contractual commitments including leases at the time the lease is terminated pursuant to the lease provisions or in accordance with another agreement with the landlord. Otherwise, we continue to recognize lease expense through the cease-use date. After the cease-use date, we determine if our operating lease payments are at market. We assume sublet of the facility at the market rate. To the extent our lease obligations exceed the fair value rentals, we discount to arrive at the present value and record a liability. If the facility is not sublet, we expense the amount of the assumed sublet in the current period. For other costs directly related to the restructuring effort, such as equipment moving costs, we expense in the period incurred.
In November 2024, we announced a reorganization of our business to integrate the acquisition of Tyman plc with our legacy Quanex operations. For additional discussion of our acquisition of Tyman plc, see Note 2, “Acquisition.”
During the three months ended January 31, 2025, we incurred $7.9 million in restructuring charges as a result of the reorganization, including $4.0 million related to workforce alignment costs, primarily severance and employee-related expenses. As of January 31, 2025, we have paid $2.0 million in workforce alignment costs, with a remaining accrual of $2.0 million. Additionally, we recognized $3.9 million related to the disposal of software which no longer supports our reorganized business. As we continue to implement our restructuring plan, we may incur additional restructuring charges in future periods as we assess and finalize our integration efforts. The nature and amount of any such charges will depend on further developments in the reorganization process.
2. Acquisition
On August 1, 2024, we completed the acquisition of Tyman plc (the “Tyman Acquisition”), a company incorporated in England and Wales (“Tyman”). The aggregate consideration due pursuant to the Tyman Acquisition at closing comprised 14,139,477 newly issued Quanex common shares (“New Quanex Shares”) and cash consideration of approximately $504.1 million (being the Pound Sterling amount of cash consideration of £392.2 million in respect of all of the Tyman Shares converted to U.S. Dollars at an exchange rate of 1.2855). New Quanex Shares issued in connection with the Tyman Acquisition on the New York Stock Exchange took effect on August 2, 2024 and Tyman’s shares on the London Stock Exchange were canceled.
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
The Amended Credit Agreement (i) increased the senior secured revolving credit facility to an aggregate principal amount of $475 million (the “Revolving Credit Facility”) and (ii) provided for a senior secured term loan A facility in an aggregate principal amount of $500 million (the “Term Loan A Facility” and together with the Revolving Credit Facility, the “Facilities”). The Revolving Credit Facility includes alternative currency, letter of credit, and swing-line sub-facilities of $100 million, $30 million, and $15 million, respectively. The maturity date of the Facilities is five years after the acquisition effective date, maturing on August 1, 2029.
As of January 31, 2025, we are still determining the purchase price allocation for the Tyman Acquisition. A preliminary purchase price allocation of the fair value of the assets acquired and liabilities assumed is included in the table below. These estimates are subject to change and will likely result in an increase or decrease in goodwill, particularly with regard to third-party valuations and our estimates of fixed assets, intangible assets, inventory, and deferred income taxes, during the measurement period, which may extend up to one year from the acquisition date.

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
We used recognized valuation techniques to determine the preliminary fair value of the assets and liabilities, including the multi period excess earnings method for customer relationships and relief from royalty method for trade names and other technology with a discount rate that reflects the risk of the expected future cash flows. Tyman is allocated entirely to our Tyman reportable operating segment. For additional discussion of our reportable business segments, see Note 14, “Segment Information.”
Pro Forma Results
We calculated the pro forma impact of the Tyman acquisition and the associated debt financing on our operating results for the three months ended and January 31, 2024. The following pro forma results give effect to these acquisitions, assuming the transaction occurred on November 1, 2023.

Three Months Ended
January 31, 2024
(In thousands, except per share amounts)
(Unaudited)
Net sales	$426,533
Net income	$14,928
Basic earnings per share	$0.32
Diluted earnings per share	$0.32
We derived the pro forma results for the Tyman acquisition based on historical financial information obtained from the sellers and certain management assumptions. Our Tyman pro forma adjustments relate to the impact of preliminary fair value adjustments on the underlying assets and liabilities of Tyman, transaction costs and the financing of the Tyman Acquisition, and the conversion of Tyman’s financial information prepared in accordance with IFRS to Quanex accounting policies in accordance with U.S. GAAP.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Inventories
Inventories consisted of the following at January 31, 2025 and October 31, 2024 (in thousands):

	January 31, 2025	October 31, 2024
Raw materials	$87,322	$81,330
Finished goods and work in process	191,779	192,448
Supplies and other	1,479	1,772
Total	$280,580	$275,550
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The table below presents the lease-related assets and liabilities recorded on the balance sheet at January 31, 2025 and October 31, 2024 (in thousands):

Leases	Classification	January 31, 2025	October 31, 2024
Assets
Operating lease assets	Operating lease right-of-use assets	$125,002	$126,715
Finance lease assets	Property, plant and equipment (less accumulated depreciation of $11,715 and $10,362)	67,601	67,046
Total lease assets		$192,603	$193,761

Liabilities
Current
Operating	Current operating lease liabilities	$13,275	$12,475
Finance	Current maturities of long-term debt	3,771	3,688
Noncurrent
Operating	Noncurrent operating lease liabilities	115,517	117,560
Finance	Long-term debt	55,474	56,988
Total lease liabilities		$188,037	$190,711
The table below presents the components of lease costs for the three months ended January 31, 2025 and 2024 (in thousands):

	Three Months Ended
	January 31,
	2025	2024
Operating lease cost	$5,313	$2,435
Finance lease cost
Amortization of leased assets	1,173	875
Interest on lease liabilities	718	614
Variable lease costs	743	451
Total lease cost	$7,947	$4,375

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The table below presents supplemental cash flow information related to leases for the three months ended January 31, 2025 and 2024 (in thousands):

	Three Months Ended
	January 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Finance leases - financing cash flows	$928	$674
Finance leases - operating cash flows	$718	$614
Operating leases - operating cash flows	$4,848	$2,316

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$2,814	$932
Finance leases	$16	$252
The table below presents the weighted-average remaining lease terms and weighted-average discount rates for the Company's leases as of January 31, 2025 and October 31, 2024:

	January 31, 2025	October 31, 2024
Weighted-average remaining lease term (in years)
Operating leases	11.2	10.7
Financing leases	16.2	18.3

Weighted-average discount rate
Operating leases	5.33%	4.18%
Financing leases	4.85%	4.52%
The table below presents the maturity of the lease liabilities as of January 31, 2025 (in thousands):

	Operating Leases	Finance Leases
2025 (remaining nine months)	$14,740	$4,891
2026	18,845	6,443
2027	16,144	6,289
2028	14,588	6,060
2029	13,903	5,743
Thereafter	93,953	55,850
Total lease payments	172,173	85,276
Less: present value discount	43,381	26,031
Total lease liabilities	$128,792	$59,245

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Property, Plant and Equipment
Property, plant and equipment consisted of the following as of January 31, 2025 and October 31, 2024 (in thousands):

	January 31, 2025	October 31, 2024
Land and land improvements	$16,096	$99,068
Buildings and building improvements	194,829	186,087
Machinery and equipment	491,617	462,628
Construction in progress	51,777	46,534
Property, plant and equipment, gross	754,319	794,317
Less: Accumulated depreciation	363,201	391,851
Property, plant and equipment, net	$391,118	$402,466
Depreciation expense for the three months ended January 31, 2025 of $13.9 million and $7.9 million for the comparable prior year period.
The reported balances of our property, plant and equipment as of January 31, 2025 have been updated to incorporate reclassifications of balances between categories of assets and between gross and accumulated depreciation values. These reclassifications are immaterial to the current and prior period financial statements.
If there are indicators of potential impairment, we evaluate our property, plant and equipment for recoverability over the remaining useful lives of the assets. We did not incur impairment losses associated with these assets for the periods ended January 31, 2025 and October 31, 2024.
6. Goodwill and Intangible Assets
Goodwill
The change in the carrying amount of goodwill for the three months ended January 31, 2025 was as follows (in thousands):

Three Months Ended
January 31, 2025
Beginning balance as of November 1, 2024	$574,711
Foreign currency translation adjustment	(5,023)
Balance as of the end of the period	$569,688
At our last annual test date, August 31, 2024, we evaluated the recoverability of goodwill at each of our seven reporting units with goodwill balances and determined that our goodwill was not impaired. We evaluated for indicators of impairment for all reporting units during the three months ended January 31, 2025 and determined that there were no triggering events. For additional information and discussion of change in reporting units and a summary of the change in the carrying amount of goodwill by segment, see Note 14, “Segment Information.”

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Identifiable Intangible Assets
Amortizable intangible assets consisted of the following as of January 31, 2025 and October 31, 2024 (in thousands):

	January 31, 2025		October 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$507,128	$120,250	$512,131	$112,748
Trademarks and trade names	241,104	50,610	243,434	47,685
Patents and other technology	25,139	22,430	25,164	22,387
Total	$773,371	$193,290	$780,729	$182,820
We had aggregate amortization expense related to intangible assets for the three months ended January 31, 2025 of $10.6 million and $3.2 million for the comparable prior year period.
Estimated remaining amortization expense, assuming current intangible balances and no new acquisitions, for future fiscal years as of January 31, 2025 (in thousands):

Estimated Amortization Expense
2025 (remaining nine months)	$29,155
2026	38,705
2027	38,705
2028	33,472
2029	33,456
Thereafter	406,588
Total	$580,081

7. Debt and Finance Lease Obligations
Long-term debt consisted of the following at January 31, 2025 and October 31, 2024 (in thousands):

	January 31, 2025	October 31, 2024
Term Loan A Facility	487,500	493,750
Revolving Credit Facility	217,500	222,500
Finance lease obligations and other	59,306	60,676
Unamortized deferred financing fees	(13,248)	(13,983)
Total debt	$751,058	$762,943
Less: Current maturities of long-term debt	25,827	25,745
Long-term debt	$725,231	$737,198
Revolving Credit Facility and Term A Facility
On June 12, 2024, in connection with the Tyman Acquisition, the Company, Wells Fargo Bank, National Association (“Wells Fargo Bank”, acting as agent, swingline lender and issuing lender, the “Agent”), the other entities therein specified in the capacities therein specified, and the lenders parties thereto, entered into an amendment to the Second Amended and Restated Credit Agreement, dated as of July 6, 2022 (the “Existing Credit Agreement”, and the Existing Credit Agreement as so amended, the “Amended Credit Agreement”). The Amended Credit Agreement did not become effective until August 1, 2024 upon the completion of the Tyman Acquisition. Our previous credit facility is more fully described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024.
The Amended Credit Agreement (i) increased the senior secured revolving credit facility to an aggregate principal amount of $475 million (the “Revolving Credit Facility”) and (ii) provides for a senior secured term loan A facility in an aggregate principal amount of $500 million (the “Term A Facility” and together with the Revolving Credit Facility, the “Facilities”). The

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revolving Credit Facility includes alternative currency, letter of credit, and swing-line sub-facilities of $100 million, $30 million, and $15 million, respectively. We capitalized $13.8 million of deferred financing fees related to the Amended Credit Agreement. The maturity date of the Facilities is five years after the acquisition effective date, maturing on August 1, 2029.
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
The applicable margin and commitment fees are outlined in the following table:

Pricing Level	Consolidated Net Leverage Ratio	Commitment Fee	Term SOFR Loans, Eurocurrency Rate Loans and RFR Loans	Base Rate Loans
I	Less than or equal to 1.50 to 1.00	0.150%	2.00%	1.00%
II	Greater than 1.50 to 1.00, but less than or equal to 2.25 to 1.00	0.175%	2.25%	1.25%
III	Greater than 2.25 to 1.00, but less than or equal to 3.00 to 1.00	0.200%	2.50%	1.50%
IV	Greater than 3.00 to 1.00	0.250%	2.75%	1.75%
In the event of default, outstanding borrowings would accrue interest at the Default Rate, as defined, whereby the obligations will bear interest at a per annum rate equal to 2% above the total per annum rate otherwise applicable.
The Amended Credit Agreement provides for incremental revolving credit commitments for a minimum principal amount of (1) $310.0 million and (2) 100% of Consolidated EBITDA, subject to the lender's discretion to elect or decline the incremental increase. We can also borrow up to the lesser of $15.0 million or the revolving credit commitment, as defined, under a Swingline feature of the Amended Credit Agreement.
The Amended Credit Agreement contains a: (1) Consolidated Interest Coverage Ratio requirement whereby we must not permit the Consolidated Interest Coverage Ratio, as defined, to be less than 3.00 to 1.00, and (2) Consolidated Net Leverage Ratio requirement, whereby we must not permit the Consolidated Net Leverage Ratio, as defined, to be greater than 3.25 to 1.00.
In addition to maintaining these financial covenants, the Facilities also limit our ability to enter into certain business transactions, such as to incur indebtedness or liens, to acquire businesses or dispose of material assets, make restricted payments, pay dividends (limited to $35.0 million per year) and other transactions as further defined in the Amended Credit Agreement. Some of these limitations, however, do not take effect so long as Consolidated Net Leverage Ratio is less than or equal to 2.75 to 1.00 and available liquidity exceeds $25.0 million. Substantially all of our domestic assets, with the exception of real property, are used as collateral for the Amended Credit Agreement.
As of January 31, 2025, we had $705.0 million borrowings outstanding under the Facilities, unamortized debt issuance costs of $13.2 million, $6.0 million of outstanding letters of credit and $59.3 million outstanding primarily under finance leases and other debt. We had $251.5 million available for use under the Facilities at January 31, 2025. The borrowings outstanding as of January 31, 2025 under the Facilities accrue interest at 6.91% per annum, and our weighted-average borrowing rate for borrowings outstanding during the three months ended January 31, 2025 and 2024 was 6.85% and 6.69%, respectively. We were in compliance with our debt covenants as of January 31, 2025.
8. Retirement Plans
We maintain a non-qualified deferred compensation plan covering members of the Board of Directors and certain key employees. As of January 31, 2025 and October 31, 2024, the liability associated with the deferred compensation plan was approximately $4.2 million and $4.7 million, respectively. We record the current portion of liabilities associated with these plans under the caption “Accrued liabilities,” and the long-term portion under the caption “Other liabilities” in the accompanying condensed consolidated balance sheets.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Income Taxes
To determine our income tax expense or benefit for interim periods, consistent with accounting standards, we apply the estimated annual effective income tax rate to year-to-date results, plus any applicable discrete items, which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statutes of limitations, tax benefits on equity compensation, and increases or decreases in valuation allowances on deferred tax assets. Our estimated annual effective tax rates from continuing operations for the three months ended January 31, 2025 and 2024 were 25.3% and 20.8%, respectively. The difference between our estimated annual effective income tax rate and the U.S. federal statutory rate of 21% principally results from discrete tax items, U.S. state taxes, a non-U.S. tax rate differential and other permanent differences. The primary discrete items affecting the 2025 effective rate were the benefit of $0.4 million related to the vesting or exercise of equity-based compensation awards. The primary discrete item affecting the 2024 effective rate were the benefit of $0.4 million related to the vesting or exercise of equity-based compensation awards, and a charge of $0.6 million related to the true up of the deferred tax rate.
We evaluate the likelihood of realization of our deferred tax assets by considering both positive and negative evidence. We maintain a valuation allowance for certain state net operating losses which totaled $0.8 million as of January 31, 2025 and October 31, 2024, respectively. We also maintain a valuation allowance for capital losses which totaled $3.3 million as of January 31, 2025 and October 31, 2024, respectively.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Carrying amounts reported on the balance sheet for cash, cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. Our outstanding debt is variable rate debt that re-prices frequently, thereby limiting our exposure to significant change in interest rate risk. As a result, the fair value of our debt instrument approximates carrying value at January 31, 2025, and October 31, 2024 (Level 2 measurement).
As of January 31, 2025, we have outstanding forward foreign exchange contracts to hedge our foreign currency exposures against the U.S. Dollar (“USD”) to Great British Pound (“GBP”), with a notional principal amount of $8.3 million, and foreign currency exposures against the Mexican Peso (“MXN”) to USD, with a notional principal amount of $18.0 million. Hedge accounting is not applied to our forward exchange contracts. These contracts have a range of maturities up to May 19, 2025. Our forward foreign exchange contracts are adjusted to fair value by recording gains and losses to “Other, net,” and we record the related asset or liability to “Other Assets” or “Current Liabilities” in the accompanying condensed consolidated statement of income and condensed consolidated balance sheets, respectively. During the three months ended January 31, 2025 and 2024, we recognized a net gain of $0.1 million and zero, respectively, related to our forward foreign exchange contracts. The value of our forward foreign exchange contracts fluctuates based on exchange rate fluctuations against the USD to GBP, and the MXN to USD (Level 2 measurements).
Our performance share awards are marked-to-market on a quarterly basis during a three-year vesting period based on market data (Level 2 measurement). For further information, refer to Note 11, “Stock-Based Compensation - Performance Share Awards.”
12. Stock-Based Compensation
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of non-vested restricted stock awards activity during the three months ended January 31, 2025 is presented below:

	Restricted Stock Awards	Weighted-Average Grant Date Fair Value per Share
Non-vested at October 31, 2024	236,800	$25.85
Granted	101,700	29.75
Vested	(84,100)	22.95
Non-vested at January 31, 2025	254,400	$28.37
The total weighted-average grant-date fair value of restricted stock awards that vested during each of the three months ended January 31, 2025 and 2024 was $1.9 million and $1.4 million, respectively. As of January 31, 2025, total unrecognized compensation cost related to unamortized restricted stock awards was $4.8 million. We expect to recognize this expense over the remaining weighted-average vesting period of 2.3 years.
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
We use a Black-Scholes pricing model to estimate the fair value of stock options. A description of the methodology for the valuation assumptions was disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024.
The following table summarizes our stock option activity for the three months ended January 31, 2025:

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000s)
Outstanding at October 31, 2024	78,250	$19.45
Exercised	(9,300)	19.97
Outstanding at January 31, 2025	68,950	$19.38	1.3	$112
Vested at January 31, 2025	68,950	$19.38	1.3	$112
Exercisable at January 31, 2025	68,950	$19.38	1.3	$112
Intrinsic value is the amount by which the market price of the common stock on the date of exercise exceeds the exercise price of the stock option. The total intrinsic value of stock options exercised during the three months ended January 31, 2025 and 2024 was $0.1 million and $0.2 million, respectively.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

During the three months ended January 31, 2025 and 2024, non-employee directors received 28,240 and 26,215 restricted stock units, respectively, at a weighted-average grant date fair value of $29.02 per share and $20.67 per share, respectively, which vested immediately. During the three months ended January 31, 2025 and 2024, 39,871 and zero restricted stock units, which were awarded to key employees, vested, respectively. During the three months ended January 31, 2025, we paid $1.0 million and $0.1 million for the comparable prior year to settle vested restricted stock units.
Performance Share Awards
We have awarded annual grants of performance shares to key employees and officers. The performance share awards granted in December 2022 and December 2023 vest with return on net assets (RONA) as the vesting condition and pay out 100% in cash, and are accounted for as liability. The performance share awards granted in December 2024 vest with adjusted earnings per share performance as the vesting condition and RONA as a performance modifier and pay out 100% in cash, and are accounted for as a liability.
The expected cash settlement of the performance share award is recorded as a liability and is being marked to market over the three-year term of the award and can fluctuate depending on the number of shares ultimately expected to vest. Depending on the achievement of the performance conditions, 0% to 200% of the December 2022 and December 2023 awarded performance shares may ultimately vest and 0% to 250% of the December 2024 performance share may ultimately vest.
The following table summarizes our performance share grants and the grant date fair value for the performance metrics:

Grant Date	Shares Awarded	Grant Date Fair Value	Shares Forfeited
December 7, 2022	89,300	$23.49	4,600
December 7, 2023	72,200	$32.15	—
December 4, 2024	88,900	29.75	—
In December 2024, 78,589 shares vested pursuant to the December 2021 grant, which were settled with a cash payment of $2.4 million.
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

Vesting Level	Vesting Criteria	Percentage of Award Vested
Level 1	A-TSR greater than or equal to 50%	150%
Level 2	A-TSR less than 50% and greater than or equal to 20%	100%
Level 3	A-TSR less than 20% and greater than or equal to -20%	50%
Level 4	A-TSR less than -20%	—%

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes our performance restricted stock unit grants and the grant date fair value for the A-TSR performance metric:

Grant Date	Shares Awarded	Grant Date Fair Value	Shares Forfeited
December 7, 2022	51,500	$23.22	3,100
December 7, 2023	40,700	$30.35	—
December 4, 2024	50,900	$29.75	—
During the three months ended January 31, 2025, 69,825 performance restricted stock units vested.
The performance restricted stock units are not considered outstanding shares, do not have voting rights, and are excluded from diluted weighted-average shares used to calculate earnings per share until the performance criteria is probable to result in the issuance of contingent shares. As of January 31, 2025, we have deemed 34,606 shares related to the December 2022 grant of performance restricted stock units as probable to vest.

The following table summarizes amounts expensed as selling, general and administrative expense related to restricted stock awards, stock options, restricted stock units, performance share awards and performance restricted stock units for the three months ended January 31, 2025 and 2024 (in thousands):

	Three Months Ended
	January 31,
	2025	2024
Restricted stock awards	$593	$317
Restricted stock units	(119)	1,424
Performance share awards	413	569
Performance restricted stock units	309	266
Total compensation expense	$1,196	$2,576
Treasury Shares
We record treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Shares are generally issued from treasury stock at the time of grant of restricted stock awards, upon the exercise of stock options, and upon the vesting of performance restricted stock units. On the subsequent issuance of treasury shares, we record proceeds in excess of cost as an increase in additional paid in capital. A deficiency of such proceeds relative to costs would be applied to reduce paid-in-capital associated with prior issuances to the extent available, with the remainder recorded as a charge to retained earnings. There were no charges to retained earnings during the three months ended January 31, 2025.
The following table summarizes the treasury stock activity during the three months ended January 31, 2025:

Three Months Ended
January 31, 2025
Beginning Balance as of November 1, 2024	4,014,431
Restricted stock awards granted	(101,700)
Performance restricted stock units vested	(69,825)
Stock options exercised	(9,300)
Treasury stock repurchases	150,000
Balance at January 31, 2025	3,983,606

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. Other, net
Other, net on the condensed consolidated statements of income consisted of the following for the three months ended January 31, 2025 and 2024 (in thousands):

	Three Months Ended
	January 31,
	2025	2024
Foreign currency transaction gains (losses)	$172	$(10)
Foreign currency derivative gains	349	—
Pension service benefit	11	765
Interest income	618	283
Other	79	4
Other, net	$1,229	$1,042
14. Segment Information
We present four reportable segments in accordance with ASC Topic 280-10-50, “Segment Reporting” (ASC 280): (1) NA Fenestration, comprising four operating segments primarily focused on the fenestration market in North America including vinyl profiles, insulating glass spacers, screens, custom compound mixing, and other fenestration components; (2) EU Fenestration, comprising our U.K.-based vinyl extrusion business, manufacturing vinyl profiles and conservatories, and the European insulating glass business manufacturing insulating glass spacers; (3) NA Cabinet Components, comprising our cabinet door and components segment; and (4) Tyman, which was acquired on August 1 2024, comprising a leading international supplier of engineered fenestration components and access solutions to the construction industry. We maintain a grouping called Unallocated Corporate & Other, which includes transaction expenses, stock-based compensation, long-term incentive awards based on the performance of our common stock and other factors, certain severance and legal costs not deemed to be allocable to all segments, depreciation of corporate assets, interest expense, other, net, income taxes and inter-segment eliminations, and executive incentive compensation and medical expense fluctuations relative to planned costs as determined during the annual planning process. Other general and administrative costs associated with the corporate office are allocated to the reportable segments, based upon a relative measure of profitability in order to more accurately reflect each reportable business segment's administrative costs. The accounting policies of our operating segments are the same as those used to prepare the accompanying condensed consolidated financial statements. Corporate general and administrative expense allocated during the three month period ended January 31, 2025 was $7.9 million and $7.3 million for the comparable prior year period.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Segment information for the three months ended January 31, 2025 and 2024, and total assets as of January 31, 2025 and October 31, 2024 are summarized in the following table (in thousands):

	NA Fenestration	EU Fenestration	NA Cabinet Comp.	Tyman	Unallocated Corp. & Other	Total
Three Months Ended January 31, 2025
Net sales	$134,333	$48,471	$43,810	$175,676	$(2,246)	$400,044
Depreciation and amortization	4,779	2,610	3,009	14,263	79	24,740
Operating income (loss)	6,854	7,303	(3,882)	(13,665)	(3,588)	(6,978)
Capital expenditures	5,651	602	417	4,088	866	11,624
Three Months Ended January 31, 2024
Net sales	$147,995	$49,437	$43,137	$—	$(1,414)	$239,155
Depreciation and amortization	5,475	2,558	3,065	—	54	11,152
Operating income (loss)	8,242	7,431	(3,797)	—	(3,959)	7,917
Capital expenditures	5,721	1,801	1,836	—	222	9,580
As of January 31, 2025
Total assets	$376,388	$218,334	$143,297	$876,475	$605,995	$2,220,489
As of October 31, 2024
Total assets	$373,934	$239,501	$147,907	$1,243,265	$315,181	$2,319,788

The following table summarizes the change in the carrying amount of goodwill by reportable business segment for the three months ended January 31, 2025 (in thousands):

	NA Fenestration	EU Fenestration	NA Cabinet Comp.	Tyman	Unallocated Corp. & Other	Total
Balance as of October 31, 2024	$80,105	$67,194	$39,147	$388,265	$—	$574,711
Foreign currency translation adjustment	—	(2,745)	—	(2,278)	—	(5,023)
Balance as of January 31, 2025	$80,105	$64,449	$39,147	$385,987	$—	$569,688
For further details of Goodwill, see Note 5, “Goodwill & Intangible Assets,” located herewith.
We did not allocate non-operating loss or income tax benefit to the reportable segments. The following table reconciles operating income as reported above to net income for the three months ended January 31, 2025 and 2024 (in thousands):

	Three Months Ended
	January 31,
	2025	2024
Operating (loss) income	$(6,978)	$7,917
Interest expense	(14,186)	(1,068)
Other, net	1,229	1,042
Income tax benefit (expense)	5,050	(1,642)
Net (loss) income	$(14,885)	$6,249

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
Basic and diluted earnings per share for the three months ended January 31, 2025 and 2024 were calculated as follows (in thousands, except per share data):

	Net (Loss) Income	Weighted-Average Shares	Per Share
Three Months Ended January 31, 2025
Basic and diluted loss per common share	$(14,885)	47,015	$(0.32)
Three Months Ended January 31, 2024
Basic earnings per common share	$6,249	32,825	$0.19
Effect of dilutive securities:
Stock options	—	35	—
Restricted stock awards	—	124	—
Performance restricted stock units	—	59	—
Diluted earnings per common share	$6,249	33,043	$0.19
We do not include equity instruments in our calculation of diluted earnings per share if those instruments would be anti-dilutive. We had 5,450 and zero of anti-dilutive restricted stock award equivalents for the three months ended January 31, 2025, respectively, and no corresponding equivalents for the comparable prior year period. Such dilution is dependent on the excess of the market price of our stock over the exercise price and other components of the treasury stock method.
16. New Accounting Guidance
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standards setting bodies that we adopt as of the specified effective date. We did not adopt any new accounting pronouncements during the three months ended January 31, 2025.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Accounting Standards Not Yet Adopted
In November 2024, the FASB issued “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires expanded disclosures of expense information, including the amounts of inventory purchases, employee compensation, depreciation and amortization within commonly presented expense captions during the period. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The amendments should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date or (2) retrospectively to any or all prior periods presented in the financial statements. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.
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
Cautionary Note Regarding Forward-Looking Statements
Certain of the statements contained in this document and in documents incorporated by reference herein, including those made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” include “forward-looking” statements as defined under the Private Securities Litigation Reform Act of 1995. Generally, the words “expect,” “believe,” “intend,” “estimate,” “anticipate,” “project,” “will,” and similar expressions identify forward-looking statements, which generally are not historical in nature. Forward-looking statements are statements as to matters that are not historical facts, and include statements about our plans, objectives, expectations and intentions, including (1) all statements which address future operating performance, (2) events or developments that we expect or anticipate will occur in the future, including statements relating to the Tyman Acquisition and statements relating to volume, sales, operating income, and earnings per share, and (3) statements expressing general outlook about future operating results. Forward-looking statements also include any statements relating to future capital expenditures, expenses, revenues, economic performance, financial conditions, dividend policy, losses, future prospects or business or management strategies, and the expansion and/or growth of the operations of the Company. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our current projections or expectations. As and when made, we believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, provided, that we cannot give any assurance that such expectations will prove to be correct. However, caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date when made and there can be no assurance that such forward-looking statements will occur. We are not obligated to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to the following:
•impacts from public health issues on the economy, demand for our products or our operations, including the responses of governmental authorities to contain such public health issues;
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
For information on additional factors that could cause actual results to differ materially, please refer to the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes as of January 31, 2025, and for the three months ended January 31, 2025 and 2024, included elsewhere herein. For additional information pertaining to our business, including risk factors which should be considered before investing in our common stock, refer to our Annual Report on Form 10-K for the fiscal year ended October 31, 2024.
Our Business
We are a leading manufacturer and component supplier to original equipment manufacturers (OEMs) in various industries, including window, door, solar, refrigeration, custom mixing, building access, and cabinetry markets. The majority of these components can be categorized as window and door (fenestration) components and kitchen and bath cabinet components. Examples of fenestration components include energy-efficient flexible insulating glass spacers, extruded vinyl profiles, window and door screens, precision-formed metal and wood products, window and door seals, and window and door hardware. In addition, we provide certain other non-fenestration components and products, which include solar panel sealants, trim moldings, vinyl decking, water retention barriers, conservatory roof components, and building access solutions. For additional discussion of our reportable business segments, see Note 14, “Segment Information.” We leverage efficient production and distribution processes and engineering expertise to provide our customers with specialized products for their specific hardware, extrusion, and custom applications. We believe these capabilities enhance our ability to provide value to our customers. We serve a primary customer base in North America and the United Kingdom (U.K.), and also serve customers in international markets through our operating locations in the U.K., Germany, Mexico, Canada and Italy, as well as through sales and marketing efforts in other countries.
We continue to invest in organic growth initiatives and we intend to continue evaluating business acquisitions that allow us to expand our manufacturing and distribution footprint, enhance our product offerings, provide new complementary technology, enhance our leadership position within the markets we serve and expand into new markets or service lines. We have disposed of non-core businesses in the past, and continue to evaluate our business portfolio to ensure that we are investing in markets where we believe there is potential future growth.
We currently have four reportable business segments: (1) North American Fenestration segment (“NA Fenestration”), comprising four operating segments, consisting of vinyl profiles, IG spacers, screens, custom compound mixing and other fenestration components; (2) European Fenestration segment (“EU Fenestration”), comprising our U.K.-based vinyl extrusion business, manufacturing vinyl profiles and conservatories, and the European insulating glass business manufacturing IG spacers; (3) North American Cabinet Components segment (“NA Cabinet Components”), comprising our North American cabinet door and components business and two wood-manufacturing plants, and (4) Tyman, which was acquired on August 1, 2024, comprising a leading international supplier of engineered fenestration components and access solutions to the construction industry. We maintain a grouping called Unallocated Corporate & Other, which includes transaction expenses, stock-based compensation, long-term incentive awards based on the performance of our common stock and other factors, certain severance and legal costs not deemed to be allocable to all segments, depreciation of corporate assets, interest expense, other, net, income taxes and inter-segment eliminations, and executive incentive compensation and medical expense fluctuations relative to planned costs as determined during the annual planning process. Other general and administrative costs associated with the corporate office are allocated to the reportable segments, based upon a relative measure of profitability in order to more accurately reflect each reportable business segment's administrative costs.
Recent Transactions and Events
We are monitoring the rapidly evolving tariff and global trade policies and we are working with our suppliers to mitigate potential impacts on our business. The extent and duration of the tariffs and the resulting impact on general economic conditions on our business are uncertain and depend on various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions that may be granted, availability and cost of alternative sources of supply and demand for our products in affected markets.
On August 1, 2024, we completed the acquisition of Tyman plc, a company incorporated in England and Wales (the “Tyman Acquisition”). The aggregate consideration due pursuant to the Tyman Acquisition at closing comprised of 14,139,477 New Quanex Shares and cash consideration of approximately $504.1 million (being the Pound Sterling amount of cash consideration of £392.2 million in respect of all of the Tyman Shares converted to U.S. Dollars at an exchange rate of 1.2855). New Quanex Shares issued in connection with the Tyman Acquisition on the New York Stock Exchange took effect on August 2, 2024 and Tyman’s shares on the London Stock Exchange were canceled.
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
In February 2025, the NAHB forecasted calendar-year housing starts to be approximately 1.3 million and 1.4 million in the 2025 and 2026 calendar-years, respectively. In February 2025, the Ducker forecast indicated that total window shipments are expected to decrease 2.5% in calendar-year 2025.
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
The global economy remains uncertain due to currency devaluations, political unrest, terror threats, global pandemics, and even the political landscape in the U.S. These and other macro-economic factors have impacted the global financial markets, which may have contributed to significant changes in foreign currencies. We continue to monitor our exposure to changes in exchange rates.

Results of Operations
Three Months Ended January 31, 2025 Compared to Three Months Ended January 31, 2024

	Three Months Ended January 31,
	2025	2024	Change $	% Variance
	(Dollars in thousands)
Net sales	$400,044	$239,155	$160,889	67%
Cost of sales (excluding depreciation and amortization)	307,728	187,723	120,005	64%
Selling, general and administrative	66,650	32,363	34,287	106%
Restructuring charges	7,904	—	7,904	100%
Depreciation and amortization	24,740	11,152	13,588	122%
Operating (loss) income	(6,978)	7,917	(14,895)	(188)%
Interest expense	(14,186)	(1,068)	(13,118)	1,228%
Other, net	1,229	1,042	187	18%
Income tax benefit (expense)	5,050	(1,642)	6,692	(408)%
Net (loss) income	$(14,885)	$6,249	$(21,134)	(338)%
Our period-over-period results by reportable segment follow.
Changes Related to Operating Income by Reportable Segment:
NA Fenestration

	Three Months Ended January 31,
	2025	2024	$ Change	% Variance
	(Dollars in thousands)
Net sales	$134,333	$147,995	$(13,662)	(9)%
Cost of sales (excluding depreciation and amortization)	106,567	118,368	(11,801)	(10)%
Selling, general and administrative	16,133	15,910	223	1%
Depreciation and amortization	4,779	5,475	(696)	(13)%
Operating income	$6,854	$8,242	$(1,388)	(17)%
Operating income margin	5%	6%
Net Sales. Net sales decreased $13.7 million, or 9%, for the three months ended January 31, 2025 compared to the same period in 2024, which was primarily driven by a $15.3 million decrease in volumes mainly due to softer market demand driven by weaker consumer confidence partially offset by a $1.6 million increase in price and raw material indexes.
Cost of Sales. The cost of sales decreased $11.8 million, or 10%, for the three months ended January 31, 2025 as compared to the same period in 2024. Cost of sales, including labor, decreased primarily due to a decrease in volumes partially offset by inflation of raw materials during the period.
Selling, General and Administrative. Selling, general and administrative expenses increased $0.2 million, or 1%, for the three months ended January 31, 2025 as compared to the same period in 2024. The increase is primarily due to increases in labor costs partially offset by a decrease in professional fees year-over-year.

EU Fenestration

	Three Months Ended January 31,
	2025	2024	$ Change	Variance %
	(Dollars in thousands)
Net sales	$48,471	$49,437	$(966)	(2)%
Cost of sales (excluding depreciation and amortization)	30,638	31,703	(1,065)	(3)%
Selling, general and administrative	7,920	7,745	175	2%
Depreciation and amortization	2,610	2,558	52	2%
Operating income	$7,303	$7,431	$(128)	(2)%
Operating income margin	15%	15%
Net Sales. Net sales decreased $1.0 million, or 2%, comparing the three months ended January 31, 2025 to the same period in 2024, which was primarily driven by a $0.5 million decrease in volumes largely due to softer market demand driven by weaker consumer confidence and $0.9 million of negative foreign currency rate change, partially offset by $0.4 million of base price increases.
Cost of Sales. The cost of sales decreased $1.1 million, or 3%, for the three months ended January 31, 2025 compared to the same period in 2024. Cost of sales decreased primarily due to a decrease in volumes and foreign currency impacts, partially offset by inflation in the price of raw materials.
Selling, General and Administrative. Selling, general and administrative expense increased $0.2 million, or 2%, for the three months ended January 31, 2025 compared to the same period in 2024. The increase is primarily an increases in labor costs year-over-year.
NA Cabinet Components

	Three Months Ended January 31,
	2025	2024	$ Change	Variance %
	(Dollars in thousands)
Net sales	$43,810	$43,137	$673	2%
Cost of sales (excluding depreciation and amortization)	39,415	38,743	672	2%
Selling, general and administrative	5,268	5,126	142	3%
Depreciation and amortization	3,009	3,065	(56)	(2)%
Operating loss	$(3,882)	$(3,797)	$(85)	2%
Operating loss margin	(9)%	(9)%
Net Sales. Net sales increased $0.7 million, or 2%, for the three months ended January 31, 2025 compared to the same period in 2024, which was driven by a $2.1 million increase in raw material surcharges partially offset by a $1.4 million decrease in volumes due to softer market demand driven by weaker consumer confidence.
Cost of Sales. Cost of sales increased $0.7 million, or 2%, for the three months ended January 31, 2025 compared with the same period in 2024. Cost of sales increased primarily as a result of inflation of raw materials partially offset by lower volumes year-over-year.
Selling, General and Administrative. Selling, general and administrative expense increased $0.1 million, or 3%, for the three months ended January 31, 2025 compared to the same period in 2024. This increase is primarily due to a decrease in labor costs and professional fees year-over-year.

Tyman
The Tyman reportable segment is comprised solely of the business acquired on August 1, 2024. For additional discussion of our acquisition of Tyman, see Note 2, “Acquisition.” The results for the three months ended January 31, 2025 are summarized in the following table (including the effect of the amortization of the step-up of inventory of approximately $9.0 million and $7.9 million of reorganization charges incurred to support the acquisition during the three months ended January 31, 2025):

Three Months Ended January 31, 2025
(Dollars in thousands)
Net sales	$175,676
Cost of sales (excluding depreciation and amortization)	132,796
Selling, general and administrative	34,378
Restructuring charges	7,904
Depreciation and amortization	14,263
Operating loss	$(13,665)
Operating loss margin	(8)%
Unallocated Corporate & Other

	Three Months Ended January 31,
	2025	2024	$ Change	Variance %
	(Dollars in thousands)
Net sales	$(2,246)	$(1,414)	$(832)	59%
Cost of sales (excluding depreciation and amortization)	(1,688)	(1,091)	(597)	55%
Selling, general and administrative	2,951	3,582	(631)	(18)%
Depreciation and amortization	79	54	25	46%
Operating loss	$(3,588)	$(3,959)	$371	(9)%
Net Sales. Net sales for Unallocated Corporate & Other represents the elimination of inter-segment sales for the three months ended January 31, 2025 and 2024.
Cost of Sales. Cost of sales for Unallocated Corporate & Other consists of the elimination of inter-segment sales, profit in inventory, and other costs.
Selling, General and Administrative. Selling, general and administrative expenses decreased $0.6 million, or 18%, for the three months ended January 31, 2025 compared to the same period in 2024. This decrease is primarily attributable to a lower compensation expense including the valuations of our stock-based compensation awards partially offset by reorganization costs during the three months ended January 31, 2025 as compared to the prior year period.
Changes related to Non-Operating Items:
Interest Expense. Interest expense increased $13.1 million for the three months ended January 31, 2025 compared to the same period in 2024 primarily as a result of higher borrowings outstanding during the three months ended January 31, 2025 as compared to the prior year period.
Income Taxes. We recorded income tax benefit of $5.1 million on pre-tax loss of $19.9 million for the three months ended January 31, 2025, an effective rate of 25.3%, and income tax expense of $1.6 million on a pre-tax income of $7.9 million for the three months ended January 31, 2024, an effective rate of 20.8%. The increase in the effective tax rate year-over-year was primarily driven by a reduction in tax credits and tax deductions.
Liquidity and Capital Resources
Overview
Historically, our principal sources of funds have been cash on hand, cash flow from operations, and borrowings under our credit facilities.

On June 12, 2024, in connection with the Tyman Acquisition, the Company, Wells Fargo Bank, National Association (“Wells Fargo Bank”, acting as agent, swingline lender and issuing lender, the “Agent”), the other entities therein specified in the capacities therein specified, and the lenders parties thereto, entered into an amendment to the Second Amended and Restated Credit Agreement, dated as of July 6, 2022 (the “Existing Credit Agreement”, and the Existing Credit Agreement as so amended, the “Amended Credit Agreement”). The Amended Credit Agreement became effective on August 1, 2024 upon the completion of the Tyman Acquisition.
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
As of January 31, 2025, we had $50.0 million of cash and equivalents, $705.0 million outstanding under the Facilities $6.0 million of outstanding letters of credit and $59.3 million outstanding under finance leases and other debt. Of the $59.3 million outstanding under finance leases and other debt, $55.1 million relates to real estate leases. We had $251.5 million available for use under the Revolving Credit Agreement at January 31, 2025.
During December 2021, our Board of Directors approved a stock repurchase program that authorized the repurchase of up to $75.0 million worth of shares of our common stock. Repurchases under the program will be made in open market transactions or privately negotiated transactions, subject to market conditions, applicable legal requirements and other relevant factors. During the three months ended January 31, 2025, we purchased 150,000 shares under this program and as of January 31, 2025 we have a maximum of $59.1 million available to purchase shares under this program. The program does not have an expiration date or a limit on the number of shares that may be purchased.

We repatriated $11.5 million and $3.6 million of foreign cash during the three months ended January 31, 2025 and 2024, respectively. We expect to repatriate excess cash moving forward and use the funds to retire debt or meet current working capital needs. In the U.K., we insure against a portion of our credit losses. We believe our business model, our current cash reserves and our strong balance sheet leave us well-positioned to manage our business and remain in compliance with our debt covenants.
Analysis of Cash Flow
The following table summarizes our cash flow results for the three months ended January 31, 2025 and 2024:

	Three Months Ended
	January 31,
	2025	2024
	(Dollars in thousands)
Cash (used for) provided by operating activities	$(12,510)	$3,854
Cash used for investing activities	$(11,455)	$(9,549)
Cash used for financing activities	$(21,972)	$(9,117)
Operating Activities. Cash provided by operating activities decreased $16.4 million for the three months ended January 31, 2025 compared to the same period in 2024. The decrease in operating cash flow is primarily due to a decrease in net income as a result of restructuring charges and amortization of inventory step-up charges related to the acquisition of Tyman, as well as year-over-year and unfavorable changes to net working capital.

Investing Activities. Cash used for investing activities increased $1.9 million for the three months ended January 31, 2025 compared to the same period in 2024, primarily as a result of an increase in capital expenditures during the three months ended January 31, 2025 compared to the prior year period.
Financing Activities. Cash used for financing activities increased $12.9 million for the three months ended January 31, 2025 compared to the same period in 2024. The change in investing cash flows is primarily as a result of an increase in the repayment of long-term debt and the purchase of treasury shares.
Liquidity Requirements
Historically, our strategy for deploying cash has been to invest in organic growth opportunities, develop our infrastructure, and explore strategic acquisitions. Other uses of cash include paying cash dividends to our shareholders and repurchasing our common stock. During the three months ended January 31, 2025 and 2024, we repatriated $11.5 million and $3.6 million, respectively, of foreign earnings from our foreign locations. We maintain cash balances in foreign countries which total $37.3 million as of January 31, 2025.
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
For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended October 31, 2024. Our critical accounting policies and estimates have not changed materially during the three months ended January 31, 2025.

New Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standards setting bodies that we adopt as of the specified effective date. We did not adopt any new accounting pronouncements during the three months ended January 31, 2025.
Accounting Standards Not Yet Adopted
In November 2024, the FASB issued “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires expanded disclosures of expense information, including the amounts of inventory purchases, employee compensation, depreciation and amortization within commonly presented expense captions during the period. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The amendments should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date or (2) retrospectively to any or all prior periods presented in the financial statements. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.
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
Interest Rate Risk
Our debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Based upon the balances of the variable rate debt at January 31, 2025, a hypothetical 1.0% increase or decrease in interest rates could result in approximately $7.1 million of additional pretax charges or credit to our net income per year. This sensitivity is impacted by the amount of borrowings under our credit facilities, and amounts outstanding under finance leases.
Foreign Currency Rate Risk
Our international operations have exposure to foreign currency rate risks, primarily due to fluctuations in the Euro, the British Pound Sterling, and the Mexican Peso. From time to time, we enter into foreign exchange contracts associated with our operations to manage a portion of the foreign currency rate risk. As of January 31, 2025, we have outstanding forward foreign exchange contracts to hedge our foreign currency exposures against the USD to GBP, with a notional principal amount of $8.3 million, and foreign currency exposures against the MXN to USD, with a notional principal amount of $18.0 million. Hedge accounting is not applied to our foreign exchange contracts. During the three months ended January 31, 2025 and 2024, we recognized a net gain of $0.1 million and zero, respectively, related to our forward foreign exchange contracts. The value of our forward foreign exchange contracts fluctuates based on exchange rate fluctuations against the USD to GBP, and the MXN to USD.
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
Similarly, we include a price index provision to insulate against significant fluctuations in the price for various hardwood products used as the primary raw material for kitchen and bathroom cabinet doors. Like our vinyl extrusion business, we are exposed to short-term volatility in wood prices due to a lag in the timing of price updates which generally could extend for up to three months.
In the Tyman business, contractual price adjustment mechanisms in place for key commodities including stainless steel and zinc for many large customers in the U.S. For those customers not covered by these contractual mechanisms, we have successfully implemented surcharges and general price increases to share the impact of price changes with our customers. Like our other commodities, there is exposure to short-term volatility due to a lag in the timing of implementing price increases.
We have begun implementing additional programs for other raw materials to facilitate more accurate pricing and reduce our exposure to changing material costs when necessary; however, these are also subject to timing lags. While we maintain surcharges and other adjusters to manage our exposure to changes in the prices of our critical raw materials, we use several commodities in our business that are not covered by contractual surcharges or adjusters for which pricing can fluctuate, including PVC compound micro ingredients, silicone and other inputs. Further discussion of our industry risks are included within our Annual Report on Form 10-K for the fiscal year ended October 31, 2024.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (1934 Act) as of January 31, 2025.
As previously disclosed in our Annual Report on Form 10-K for the year ended October 31, 2024, we identified a material weakness in our internal control over financial reporting in the design and operation of the controls over the preparation and review of the statement of cash flows. Due to this material weakness, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of January 31, 2025.
As permitted under the SEC rules, we have elected to exclude Tyman plc from management’s assessment of effectiveness of internal controls over financial reporting as of January 31, 2025. Prior to acquisition by us on August 1, 2024, Tyman plc was listed publicly on the London Stock Exchange, reported financial results pursuant to International Financial Reporting Standards and, therefore, had no requirement to comply with the Sarbanes-Oxley Act of 2002.
We are actively engaged in remediation efforts to address the identified material weakness related to the statement of cash flows. These efforts include:
•Implementing enhanced review procedures over the preparation and validation of the statement of cash flows.
•Developing and integrating a structured non-cash transaction checklist to improve accuracy in cash flow classification.
•Enhancing our quarterly and annual close procedures to include additional review controls.
•Providing targeted training to finance personnel involved in the financial close and reporting process.
Notwithstanding the identified material weakness, our management has concluded that the financial statements included in this Form 10-Q fairly present in all material respects the financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended January 31, 2025, we implemented additional review procedures and developed a structured non-cash transaction checklist for the cash flow statement as part of our remediation efforts. While we believe the identified material weakness will be fully remediated by our efforts, our remediation efforts are on-going and require additional time for us to conclude the material weakness has been remediated.
Additionally, as of January 31, 2025, integration of internal controls at our recently acquired Tyman business is in progress. Consistent with SEC guidance, management has excluded Tyman from its assessment of internal control over financial reporting for the January 31, 2025 reporting period. We expect to complete the integration of Tyman’s financial reporting systems and internal control framework during fiscal 2025.
Other than the ongoing remediation efforts and the exclusion of Tyman, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024 (Part I, Item 1A).
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the three months ended January 31, 2025, we repurchased common stock as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs (1)	(d) Maximum US Dollars Remaining that May Yet Be Used to Purchase Shares Under the Plans or Programs (1)
November 2024	—	$—	—	$62,806,991
December 2024	150,000	24.66	150,000	$59,108,618
January 2025	—	—	—	$59,108,618
Total	150,000	$24.66	150,000
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
Item 5. Other Information
During the three months ended January 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 6. Exhibits
The exhibits required to be furnished pursuant to Item 6 are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANEX BUILDING PRODUCTS CORPORATION

Date:	March 11, 2025	/s/ Scott M. Zuehlke
Scott M. Zuehlke
Senior Vice President - Chief Financial Officer & Treasurer (Principal Financial Officer)

EXHIBIT INDEX
Exhibit Number	Description of Exhibits

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

*19	Insider Trading and Treatment of Material Non-Public Information Policy.

*31.1	Certification by chief executive officer pursuant to Rule 13a-14(a)/15d-14(a).

*31.2	Certification by chief financial officer pursuant to Rule 13a-14(a)/15d-14(a).

*32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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