Form 10-Q
period 2025-04-30
Quanex Building Products CORP
filed 2025-06-06
CIK 1423221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________
FORM 10-Q
 ________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
The number of shares outstanding of the registrant's Common Stock as of May 30, 2025 was 45,973,156.

QUANEX BUILDING PRODUCTS CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 30, 2025	October 31, 2024
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$62,626	$97,744
Restricted cash	2,171	5,251
Accounts receivable, net of allowance for credit losses of $1,853 and $254	195,264	197,689
Inventories	279,482	275,550
Income taxes receivable	6,108	5,937
Prepaid and other current assets	42,825	29,097
Total current assets	588,476	611,268
Property, plant and equipment, net of accumulated depreciation of $367,707 and $391,851	417,104	402,466
Operating lease right-of-use assets	149,322	126,715
Deferred income tax assets	4,049	3,845
Goodwill	579,110	574,711
Intangible assets, net	567,148	597,909
Other assets	3,057	2,874
Total assets	$2,308,266	$2,319,788
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$112,484	$124,404
Accrued liabilities	91,573	103,623
Income taxes payable	—	6,620
Current maturities of long-term debt	26,124	25,745
Current operating lease liabilities	14,184	12,475
Total current liabilities	244,365	272,867
Long-term debt	746,387	737,198
Noncurrent operating lease liabilities	139,955	117,560
Deferred income taxes liabilities	163,591	162,304
Other liabilities	12,305	19,113
Total liabilities	1,306,603	1,309,042
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, shares authorized 1,000,000; issued and outstanding - none	—	—
Common stock, $0.01 par value, shares authorized 125,000,000; issued 51,213,869 and 51,266,501, respectively; outstanding 45,973,156 and 47,252,070, respectively	512	513
Additional paid-in-capital	698,238	701,008
Retained earnings	428,483	430,405
Accumulated other comprehensive loss	(27,034)	(46,428)
Less: Treasury stock at cost, 5,240,713 and 4,014,431 shares, respectively	(98,536)	(74,752)
Total stockholders’ equity	1,001,663	1,010,746
Total liabilities and stockholders' equity	$2,308,266	$2,319,788

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2025	2024	2025	2024
	(In thousands, except per share amounts)
Net sales	$452,478	$266,201	$852,522	$505,356
Cost and expenses:
Cost of sales (excluding depreciation and amortization)	321,096	199,963	628,824	387,686
Selling, general and administrative	70,333	34,707	136,983	67,070
Restructuring charges	936	—	8,840	—
Depreciation and amortization	19,192	10,894	43,932	22,046
Operating income	40,921	20,637	33,943	28,554
Non-operating (expense) income:
Interest expense	(13,940)	(950)	(28,126)	(2,018)
Other, net	(159)	4	1,070	1,046
Income before income taxes	26,822	19,691	6,887	27,582
Income tax expense	(6,307)	(4,314)	(1,257)	(5,956)
Net income	$20,515	$15,377	$5,630	$21,626

Earnings per common share	$0.44	$0.47	$0.12	$0.66

Diluted earnings per common share	$0.44	$0.46	$0.12	$0.65

Weighted-average common shares outstanding:
Basic	46,483	32,870	46,753	32,847
Diluted	46,563	33,103	46,868	33,076

Cash dividends per share	$0.08	$0.08	$0.16	$0.16

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2025	2024	2025	2024
	(In thousands)
Net income	$20,515	$15,377	$5,630	$21,626
Other comprehensive income:
Foreign currency translation gain (loss), net of tax	35,345	(2,571)	19,394	3,510
Other comprehensive income (loss), net of tax	35,345	(2,571)	19,394	3,510
Comprehensive income	$55,860	$12,806	$25,024	$25,136

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	April 30,
	2025	2024
	(In thousands)
Operating activities:
Net income	$5,630	$21,626
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	43,932	22,046
Stock-based compensation	1,825	1,365
Deferred income tax	1,250	(155)
Other, net	7,243	162
Changes in assets and liabilities:
Decrease in accounts receivable	5,322	10,832
Increase in inventory	(1,333)	(3,008)
Increase in other current assets	(7,828)	(1,124)
Decrease in accounts payable	(14,771)	(12,619)
Decrease in accrued liabilities	(14,048)	(4,602)
(Decrease) increase in income taxes payable	(5,471)	1,856
(Decrease) increase in other long-term liabilities	(6,268)	9
Other, net	504	557
Cash provided by operating activities	15,987	36,945
Investing activities:
Capital expenditures	(26,544)	(17,183)
Proceeds from disposition of capital assets	376	93
Cash used for investing activities	(26,168)	(17,090)
Financing activities:
Borrowings under credit facilities	125,000	—
Repayments of credit facility borrowings	(117,500)	(15,000)
Repayments of other long-term debt	(1,888)	(954)
Common stock dividends paid	(7,552)	(5,294)
Issuance of common stock	214	554
Payroll tax paid to settle shares forfeited upon vesting of stock	(1,400)	(1,193)
Purchase of treasury stock	(27,194)	—
Cash used for financing activities	(30,320)	(21,887)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,303	(293)
Decrease in cash, cash equivalents and restricted cash	(38,198)	(2,325)
Cash, cash equivalents and restricted cash at beginning of period	102,995	58,474
Cash, cash equivalents and restricted cash at end of period	$64,797	$56,149

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

Six Months Ended April 30, 2025	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	(In thousands, no per share amounts shown except in verbiage)
Balance at October 31, 2024	$513	$701,008	$430,405	$(46,428)	$(74,752)	$1,010,746
Net loss	—	—	(14,885)	—	—	(14,885)
Foreign currency translation adjustment	—	—	—	(15,951)	—	(15,951)
Common dividends ($0.08 per share)	—	—	(3,812)	—	—	(3,812)
Purchase of treasury stock	—	—	—	—	(3,698)	(3,698)
Stock-based compensation activity:
Expense related to stock-based compensation	—	902		—	—	902
Stock options exercised	—	41	—	—	173	214
Restricted stock awards granted	—	(1,894)	—	—	1,894	—
Performance restricted stock units vested	—	(1,300)	—	—	1,300	—
Other	(1)	(1,399)	—	—	—	(1,400)
Balance at January 31, 2025	$512	$697,358	$411,708	$(62,379)	$(75,083)	$972,116
Net income	—	—	20,515	—	—	20,515
Foreign currency translation adjustment	—	—	—	35,345	—	35,345
Common dividends ($0.08 per share)	—	—	(3,740)	—	—	(3,740)
Purchase of treasury stock	—	—	—	—	(23,496)	(23,496)
Stock-based compensation activity:
Expense related to stock-based compensation	—	923	—	—	—	923
Restricted stock awards granted	—	(43)	—	—	43	—
Balance at April 30, 2025	$512	$698,238	$428,483	$(27,034)	$(98,536)	$1,001,663

Six Months Ended April 30, 2024	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	(In thousands, no per share amounts shown except in verbiage)
Balance at October 31, 2023	$372	$251,576	$409,318	$(38,141)	$(77,571)	$545,554
Net income	—	—	6,249	—	—	6,249
Foreign currency translation adjustment	—	—	—	6,081	—	6,081
Common dividends ($0.08 per share)	—	—	(2,645)	—	—	(2,645)
Stock-based compensation activity:
Expense related to stock-based compensation	—	583		—	—	583
Stock options exercised	—	22	—	—	378	400
Restricted stock awards granted	—	(1,357)	—	—	1,357	—
Performance restricted stock units vested	—	(917)	—	—	917	—
Other	(1)	(1,192)	—	—	—	(1,193)
Balance at January 31, 2024	$371	$248,715	$412,922	$(32,060)	$(74,919)	$555,029
Net income	—	—	15,377	—	—	15,377
Foreign currency translation adjustment	—	—	—	(2,571)	—	(2,571)
Common dividends ($0.08 per share)	—	—	(2,649)	—	—	(2,649)
Stock-based compensation activity:
Expense related to stock-based compensation		782	—	—	—	782
Stock options exercised	—	5	—	—	149	154
Balance at April 30, 2024	$371	$249,502	$425,650	$(34,631)	$(74,770)	$566,122

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
The following table summarizes our product sales for the three and six months ended April 30, 2025 and 2024, categorized by segment, to depict how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors. For further details regarding our results by segment, refer to Note 14, “Segment Information.”

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2025	2024	2025	2024
	(In thousands)
NA Fenestration:
United States - fenestration	$112,261	$119,646	$212,690	$231,280
International - fenestration	8,054	7,465	13,913	13,609
United States - non-fenestration	26,751	27,532	49,956	53,323
International - non-fenestration	3,960	5,131	8,800	9,557
	$151,026	$159,774	$285,359	$307,769
EU Fenestration:
International - fenestration	$50,687	$46,968	$92,743	$88,719
International - non-fenestration	10,570	9,615	16,985	17,301
	$61,257	$56,583	$109,728	$106,020
NA Cabinet Components:
United States - fenestration	$3,507	$3,737	$6,959	$7,412
United States - non-fenestration	47,364	46,990	87,427	86,169
International - non-fenestration	366	351	661	634
	$51,237	$51,078	$95,047	$94,215
Tyman:
United States - fenestration	113,950	—	$219,541	$—
International - fenestration	75,547	—	144,829	—
United States - non-fenestration	610	—	1,395	—
International - non-fenestration	—	—	18	—
	$190,107	$—	$365,783	$—
Unallocated Corporate & Other
Eliminations	$(1,149)	$(1,234)	$(3,395)	$(2,648)
	$(1,149)	$(1,234)	$(3,395)	$(2,648)
Net sales	$452,478	$266,201	$852,522	$505,356
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
Related Parties
Net sales to a customer which is a related party with one of our non-employee directors for the six months ended April 30, 2025 and 2024 was $1.0 million and $0.5 million, respectively. Purchases from a customer which is a related party with one of our non-employee directors for the six months ended April 30, 2025 was $0.1 million and zero for the comparable prior year periods. We performed a review of these transactions, of which no single transaction or series of related transactions exceeded $120,000 in amount, and determined that these transactions were enacted independently of each other. We are not aware of any other related party transactions with any of our current non-employee directors or officers outside of their normal business functions or expected contractual duties.

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
During the three and six months ended April 30, 2025, we incurred $0.9 million and $8.8 million, respectively, in restructuring charges as a result of the reorganization, including $0.9 million, and $4.9 million, respectively, related to workforce alignment costs, primarily severance and employee-related expenses. As of April 30, 2025, we have paid $3.3 million in workforce alignment costs, with a remaining accrual of $1.6 million. Additionally, we recognized $3.9 million related to the disposal of software which no longer supports our reorganized business. As we continue to implement our restructuring plan, we may incur additional restructuring charges in future periods as we assess and finalize our integration efforts. The nature and amount of any such charges will depend on further developments in the reorganization process.
2. Acquisition
On August 1, 2024, we completed the acquisition of Tyman plc (“Tyman”), a company incorporated in England and Wales (“Tyman Acquisition”). The aggregate consideration due pursuant to the Tyman Acquisition at closing comprised 14,139,477 newly issued Quanex common shares (“New Quanex Shares”) and cash consideration of approximately $504.1 million (being the Pound Sterling amount of cash consideration of £392.2 million in respect of all of the Tyman Shares converted to U.S. Dollars at an exchange rate of 1.2855). New Quanex Shares issued in connection with the Tyman Acquisition on the New York Stock Exchange took effect on August 2, 2024 and Tyman’s shares on the London Stock Exchange were canceled.
On June 12, 2024, in connection with the Tyman Acquisition, the Company, Wells Fargo Bank, National Association (“Wells Fargo Bank”, acting as agent, swingline lender and issuing lender, the “Agent”), the other entities therein specified in the capacities therein specified, and the lenders parties thereto, entered into an amendment to the Company’s Second Amended and Restated Credit Agreement, dated as of July 6, 2022 (the “Existing Credit Agreement”, and the Existing Credit Agreement as so amended, the “Amended Credit Agreement”). The Amended Credit Agreement did not become effective until August 1, 2024 upon the completion of the Tyman Acquisition.
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
As of April 30, 2025, we are still determining the purchase price allocation for the Tyman Acquisition. A preliminary purchase price allocation of the fair value of the assets acquired and liabilities assumed is included in the table below. These estimates are subject to change and will likely result in an increase or decrease in goodwill, particularly with regard to third-party valuations and our estimates of fixed assets, intangible assets, inventory, and deferred income taxes, during the measurement period, which may extend up to one year from the acquisition date.

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
Pro Forma Results
We calculated the pro forma impact of the Tyman acquisition and the associated debt financing on our operating results for the three and six months ended and April 30, 2024. The following pro forma results give effect to these acquisitions, assuming the transaction occurred on November 1, 2023.

	Three Months Ended	Six Months Ended
	April 30, 2024	April 30, 2024
	(In thousands, except per share amounts)
	(Unaudited)
Net sales	$475,295	$901,828
Net income	$16,635	$31,563
Basic earnings per share	$0.35	$0.67
Diluted earnings per share	$0.35	$0.67
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Inventories
Inventories consisted of the following at April 30, 2025 and October 31, 2024 (in thousands):

	April 30, 2025	October 31, 2024
Raw materials	$87,054	$81,330
Finished goods and work in process	190,376	192,448
Supplies and other	2,052	1,772
Total	$279,482	$275,550
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The table below presents the lease-related assets and liabilities recorded on the balance sheet at April 30, 2025 and October 31, 2024 (in thousands):

Leases	Classification	April 30, 2025	October 31, 2024
Assets
Operating lease assets	Operating lease right-of-use assets	$149,322	$126,715
Finance lease assets	Property, plant and equipment (less accumulated depreciation of $13,479 and $10,362)	70,997	67,046
Total lease assets		$220,319	$193,761

Liabilities
Current
Operating	Current operating lease liabilities	$14,184	$12,475
Finance	Current maturities of long-term debt	4,068	3,688
Noncurrent
Operating	Noncurrent operating lease liabilities	139,955	117,560
Finance	Long-term debt	57,116	56,988
Total lease liabilities		$215,323	$190,711
The table below presents the components of lease costs for the three and six months ended April 30, 2025 and 2024 (in thousands):

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2025	2024	2025	2024
Operating lease cost	$5,774	$2,520	$11,108	$4,953
Finance lease cost
Amortization of leased assets	1,203	907	2,397	1,781
Interest on lease liabilities	723	618	1,441	1,231
Variable lease costs	1,010	487	1,461	938
Total lease cost	$8,710	$4,532	$16,407	$8,903

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The table below presents supplemental cash flow information related to leases for the six months ended April 30, 2025 and 2024 (in thousands):

	Six Months Ended
	April 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Finance leases - financing cash flows	$1,900	$1,382
Finance leases - operating cash flows	$1,441	$1,231
Operating leases - operating cash flows	$9,605	$4,550

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$27,803	$21,834
Finance leases	$1,143	$1,228
The table below presents the weighted-average remaining lease terms and weighted-average discount rates for the Company's leases as of April 30, 2025 and October 31, 2024:

	April 30, 2025	October 31, 2024
Weighted-average remaining lease term (in years)
Operating leases	11.7	11.5
Financing leases	15.8	16.3

Weighted-average discount rate
Operating leases	5.54%	5.32%
Financing leases	4.87%	4.84%
The table below presents the maturity of the lease liabilities as of April 30, 2025 (in thousands):

	Operating Leases	Finance Leases
2025 (remaining six months)	$11,054	$3,458
2026	21,497	6,857
2027	18,867	6,707
2028	17,266	6,477
2029	16,575	6,157
Thereafter	127,728	57,609
Total lease payments	212,987	87,265
Less: present value discount	58,848	26,081
Total lease liabilities	$154,139	$61,184

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Property, Plant and Equipment
Property, plant and equipment consisted of the following as of April 30, 2025 and October 31, 2024 (in thousands):

	April 30, 2025	October 31, 2024
Land and land improvements	$17,322	$99,068
Buildings and building improvements	197,530	186,087
Machinery and equipment	509,154	462,628
Construction in progress	60,805	46,534
Property, plant and equipment, gross	784,811	794,317
Less: Accumulated depreciation	367,707	391,851
Property, plant and equipment, net	$417,104	$402,466
Depreciation expense, including amortization of finance leases, for the three and six months ended April 30, 2025 of $12.7 million and $26.6 million, respectively, and $7.9 million and $15.9 million for the comparable prior year periods.
The reported balances of our property, plant and equipment as of April 30, 2025 have been updated to incorporate reclassifications of balances between categories of assets and between gross and accumulated depreciation values. These reclassifications are immaterial to the current and prior period financial statements.
If there are indicators of potential impairment, we evaluate our property, plant and equipment for recoverability over the remaining useful lives of the assets. We did not incur impairment losses associated with these assets for the periods ended April 30, 2025 and October 31, 2024.
6. Goodwill and Intangible Assets
Goodwill
The change in the carrying amount of goodwill for the six months ended April 30, 2025 was as follows (in thousands):

Six Months Ended
April 30, 2025
Beginning balance as of November 1, 2024	$574,711
Foreign currency translation adjustment	4,399
Balance as of the end of the period	$579,110
At our last annual test date, August 31, 2024, we evaluated the recoverability of goodwill at each of our seven reporting units with goodwill balances and determined that our goodwill was not impaired. We evaluated for indicators of impairment for all reporting units during the three and six months ended April 30, 2025 and determined that there were no triggering events. For additional information and discussion of change in reporting units and a summary of the change in the carrying amount of goodwill by segment, see Note 14, “Segment Information.”

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Identifiable Intangible Assets
Amortizable intangible assets consisted of the following as of April 30, 2025 and October 31, 2024 (in thousands):

	April 30, 2025		October 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$506,663	$128,657	$512,131	$112,748
Trademarks and trade names	240,199	54,268	243,434	47,685
Patents and other technology	26,082	22,871	25,164	22,387
Total	$772,944	$205,796	$780,729	$182,820
We had aggregate amortization expense related to intangible assets for the three and six months ended April 30, 2025 of $6.5 million and $17.1 million, respectively, and $3.0 million and $6.2 million for the comparable prior year periods. During the second quarter of 2025, we recorded a one-time adjustment to amortization expense of $3.5 million.
Estimated remaining amortization expense, assuming current intangible balances and no new acquisitions, for future fiscal years as of April 30, 2025 (in thousands):

Estimated Amortization Expense
2025 (remaining six months)	$19,906
2026	39,645
2027	39,645
2028	34,412
2029	34,395
Thereafter	399,145
Total	$567,148

7. Debt and Finance Lease Obligations
Long-term debt consisted of the following at April 30, 2025 and October 31, 2024 (in thousands):

	April 30, 2025	October 31, 2024
Term Loan A Facility	481,250	493,750
Revolving Credit Facility	242,500	222,500
Finance lease obligations and other	61,272	60,676
Unamortized deferred financing fees	(12,511)	(13,983)
Total debt	$772,511	$762,943
Less: Current maturities of long-term debt	26,124	25,745
Long-term debt	$746,387	$737,198
Revolving Credit Facility and Term A Facility
On June 12, 2024, in connection with the Tyman Acquisition, the Company, Wells Fargo Bank, National Association (“Wells Fargo Bank”, acting as agent, swingline lender and issuing lender, the “Agent”), the other entities therein specified in the capacities therein specified, and the lenders parties thereto, entered into an amendment to the Company’s Second Amended and Restated Credit Agreement, dated as of July 6, 2022 (the “Existing Credit Agreement”, and the Existing Credit Agreement as so amended, the “Amended Credit Agreement”). The Amended Credit Agreement did not become effective until August 1, 2024 upon the completion of the Tyman Acquisition. Our previous credit facility is more fully described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024.
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
The Amended Credit Agreement contains a: (1) Consolidated Interest Coverage Ratio requirement whereby we must not permit the Consolidated Interest Coverage Ratio, as defined, to be less than 3.00 to 1.00, and (2) Consolidated Net Leverage Ratio requirement, whereby we must not permit the Consolidated Net Leverage Ratio, as defined, to be greater than 3.25 to 1.00. The consolidated Net Leverage Ratio following a Permitted Acquisition, such as Tyman, must not be greater than 3.75 to 1.00 each fiscal quarter ending during the four fiscal quarter period immediately following such acquisition.
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
As of April 30, 2025, we had $723.8 million borrowings outstanding under the Facilities, $12.5 million of unamortized debt issuance costs, $6.1 million of outstanding letters of credit, and $61.3 million outstanding primarily under finance leases and other debt. We had $226.4 million available for use under the Facilities at April 30, 2025. The borrowings outstanding as of April 30, 2025 under the Facilities accrue interest at 6.67% per annum, and our weighted-average borrowing rate for borrowings outstanding during the six months ended April 30, 2025 and 2024 was 6.83% and 6.69%, respectively. We were in compliance with our debt covenants as of April 30, 2025.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Retirement Plans
We maintain a non-qualified deferred compensation plan covering members of the Board of Directors and certain key employees. As of April 30, 2025 and October 31, 2024, the liability associated with the deferred compensation plan was approximately $3.9 million and $4.7 million, respectively. We record the current portion of liabilities associated with these plans under the caption “Accrued liabilities,” and the long-term portion under the caption “Other liabilities” in the accompanying condensed consolidated balance sheets.
9. Income Taxes
To determine our income tax expense or benefit for interim periods, consistent with accounting standards, we apply the estimated annual effective income tax rate to year-to-date results, plus any applicable discrete items, which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statutes of limitations, tax benefits on equity compensation, and increases or decreases in valuation allowances on deferred tax assets. Our estimated annual effective tax rates from continuing operations for the six months ended April 30, 2025 and 2024 were 18.2% and 21.6%, respectively. The difference between our estimated annual effective income tax rate and the U.S. federal statutory rate of 21% principally results from discrete tax items, U.S. state taxes, a non-U.S. tax rate differential and other permanent differences. The primary discrete item affecting the 2025 effective rate was the benefit of $0.4 million related to the vesting or exercise of equity-based compensation awards. The primary discrete items affecting the 2024 effective rate were the benefit of $0.4 million related to the vesting or exercise of equity-based compensation awards and a charge of $0.6 million related to the true up of the deferred tax rate.
We evaluate the likelihood of realization of our deferred tax assets by considering both positive and negative evidence. We maintain a valuation allowance for certain state net operating losses which totaled $0.8 million as of April 30, 2025 and October 31, 2024, respectively. We also maintain a valuation allowance for capital losses which totaled $3.3 million as of April 30, 2025 and October 31, 2024, respectively.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Carrying amounts reported on the balance sheet for cash, cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. Our outstanding debt is variable rate debt that re-prices frequently, thereby limiting our exposure to significant change in interest rate risk. As a result, the fair value of our debt instrument approximates carrying value at April 30, 2025, and October 31, 2024 (Level 2 measurement).
As of April 30, 2025, we have outstanding forward foreign exchange contracts to hedge our foreign currency exposures against the U.S. Dollar (“USD”) to Great British Pound (“GBP”), with a notional principal amount of $1.0 million, and foreign currency exposures against the Mexican Peso (“MXN”) to USD, with a notional principal amount of $10.0 million. Hedge accounting is not applied to our forward exchange contracts. These contracts have a range of maturities up to June 17, 2025. Our forward foreign exchange contracts are adjusted to fair value by recording gains and losses to “Other, net,” and we record the related asset or liability to “Other Assets” or “Current Liabilities” in the accompanying condensed consolidated statement of income and condensed consolidated balance sheets, respectively. During the six months ended April 30, 2025 and 2024, we recognized a net gain of $0.8 million and zero, respectively, related to our forward foreign exchange contracts. The value of our forward foreign exchange contracts fluctuate based on exchange rate fluctuations against USD to GBP, and MXN to USD (Level 2 measurements).
As of April 30, 2025, we have $2.9 million outstanding Bonds for the Reconstruction for a Free Argentina (“BOPREAL”) issued by the Argentine Central Bank, which we record under the caption “Prepaid and other current assets” in the accompanying condensed consolidated balance sheets. The BOPREAL bond subscription in Argentine Pesos (“ARS”) will settle in USD and the proceeds will be used to repay intercompany payables. These bonds have a range of maturities up to June 30, 2025. We estimate total proceeds of the BOPREAL bonds to be approximately $2.7 million after $0.3 million deduction of taxes and transaction fees. The value of the BOPREAL bonds fluctuates based on exchange rate fluctuations against ARS to USD (Level 2 measurements).
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
A summary of non-vested restricted stock awards activity during the six months ended April 30, 2025 is presented below:

	Restricted Stock Awards	Weighted-Average Grant Date Fair Value per Share
Non-vested at October 31, 2024	236,800	$25.85
Granted	104,000	29.51
Vested	(84,100)	22.95
Non-vested at April 30, 2025	256,700	$28.28
The total weighted-average grant-date fair value of restricted stock awards that vested during each of the six months ended April 30, 2025 and 2024 was $1.9 million and $1.4 million, respectively. As of April 30, 2025, total unrecognized compensation cost related to unamortized restricted stock awards was $4.2 million. We expect to recognize this expense over the remaining weighted-average vesting period of 2.1 years.
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
The following table summarizes our stock option activity for the six months ended April 30, 2025:

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000s)
Outstanding at October 31, 2024	78,250	$19.45
Exercised	(9,300)	19.97
Outstanding at April 30, 2025	68,950	$19.38	1.1	$—
Vested at April 30, 2025	68,950	$19.38	1.1	$—
Exercisable at April 30, 2025	68,950	$19.38	1.1	$—
Intrinsic value is the amount by which the market price of the common stock on the date of exercise exceeds the exercise price of the stock option. The total intrinsic value of stock options exercised during the six months ended April 30, 2025 and 2024 was $0.1 million and $0.4 million, respectively.

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
During the six months ended April 30, 2025 and 2024, non-employee directors received 28,240 and 26,215 restricted stock units, respectively, at a weighted-average grant date fair value of $29.02 per share and $20.70 per share, respectively, which vested immediately. During the six months ended April 30, 2025 and 2024, 45,703 and zero restricted stock units, which were awarded to key employees, vested, respectively. During the six months ended April 30, 2025, we paid $1.1 million and $0.6 million for the comparable prior year to settle vested restricted stock units awarded to key employees and $0.6 million to a non-employee director who retired from the Board of Directors during the six months ended April 30, 2025.
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
The following table summarizes our performance share grants and the grant date fair value for the performance metrics:

Grant Date	Shares Awarded	Grant Date Fair Value	Shares Forfeited
December 7, 2022	89,300	$23.49	4,600
December 7, 2023	72,200	$32.15	—
December 4, 2024	88,900	$29.75	—
March 1, 2025	3,000	$18.89	—
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

Vesting Level	Vesting Criteria	Percentage of Award Vested
Level 1	A-TSR greater than or equal to 50%	150%
Level 2	A-TSR less than 50% and greater than or equal to 20%	100%
Level 3	A-TSR less than 20% and greater than or equal to -20%	50%
Level 4	A-TSR less than -20%	—%
The following table summarizes our performance restricted stock unit grants and the grant date fair value for the A-TSR performance metric:

Grant Date	Shares Awarded	Grant Date Fair Value	Shares Forfeited
December 7, 2022	51,500	$23.22	3,100
December 7, 2023	40,700	$30.35	—
December 4, 2024	50,900	$29.97	—
March 1, 2025	2,200	$18.89	—
During the six months ended April 30, 2025, 69,825 performance restricted stock units vested.
The performance restricted stock units are not considered outstanding shares, do not have voting rights, and are excluded from diluted weighted-average shares used to calculate earnings per share until the performance criteria is probable to result in the issuance of contingent shares. As of April 30, 2025, we have deemed 19,786 shares related to the December 2022 grant of performance restricted stock units as probable to vest.
The following table summarizes amounts expensed as selling, general and administrative expense related to restricted stock awards, stock options, restricted stock units, performance share awards and performance restricted stock units for the three and six months ended April 30, 2025 and 2024 (in thousands):

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2025	2024	2025	2024
Restricted stock awards	$595	$502	$1,188	$819
Restricted stock units	(540)	352	(659)	1,776
Performance share awards	177	359	590	928
Performance restricted stock units	328	280	637	546
Total compensation expense	$560	$1,493	$1,756	$4,069
Treasury Shares
We record treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Shares are generally issued from treasury stock at the time of grant of restricted stock awards, upon the exercise of stock options, and upon the vesting of performance restricted stock units. On the subsequent issuance of treasury shares, we record proceeds in excess of cost as an increase in additional paid in capital. A deficiency of such proceeds relative to costs would be applied to reduce paid-in-capital associated with prior issuances to the extent available, with the remainder recorded as a charge to retained earnings. There were no charges to retained earnings during the six months ended April 30, 2025.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the treasury stock activity during the six months ended April 30, 2025:

Six Months Ended
April 30, 2025
Beginning Balance as of November 1, 2024	4,014,431
Restricted stock awards granted	(104,000)
Performance restricted stock units vested	(69,825)
Stock options exercised	(9,300)
Treasury stock repurchases	1,409,407
Balance at April 30, 2025	5,240,713
13. Other, net
Other, net on the condensed consolidated statements of income consisted of the following for the three and six months ended April 30, 2025 and 2024 (in thousands):

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2025	2024	2025	2024
Foreign currency transaction losses	$(1,003)	$(46)	$(831)	$(56)
Foreign currency derivative gains	486	—	835	—
Pension service benefit	—	(141)	11	624
Interest income	469	189	1,087	472
Other	(111)	2	(32)	6
Other, net	$(159)	$4	$1,070	$1,046
14. Segment Information
We present four reportable segments in accordance with ASC Topic 280-10-50, “Segment Reporting” (ASC 280): (1) NA Fenestration, comprising four operating segments primarily focused on the fenestration market in North America including vinyl profiles, insulating glass spacers, screens, custom compound mixing, and other fenestration components; (2) EU Fenestration, comprising our U.K.-based vinyl extrusion business, manufacturing vinyl profiles and conservatories, and the European insulating glass business manufacturing insulating glass spacers; (3) NA Cabinet Components, comprising our cabinet door and components segment; and (4) Tyman, which was acquired on August 1, 2024, comprising a leading international supplier of engineered fenestration components and access solutions to the construction industry. We maintain a grouping called Unallocated Corporate & Other, which includes transaction expenses, stock-based compensation, long-term incentive awards based on the performance of our common stock and other factors, certain severance and legal costs not deemed to be allocable to all segments, depreciation of corporate assets, interest expense, other, net, income taxes and inter-segment eliminations, and executive incentive compensation and medical expense fluctuations relative to planned costs as determined during the annual planning process. Other general and administrative costs associated with the corporate office are allocated to the reportable segments, based upon a relative measure of profitability in order to more accurately reflect each reportable business segment's administrative costs. The accounting policies of our operating segments are the same as those used to prepare the accompanying condensed consolidated financial statements. Corporate general and administrative expense allocated during the three and six month period ended April 30, 2025 was $10.0 million and $17.9 million, respectively, and $6.9 million and $14.2 million for the comparable prior year periods.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Segment information for the three and six months ended April 30, 2025 and 2024, and total assets as of April 30, 2025 and October 31, 2024 are summarized in the following table (in thousands):

	NA Fenestration	EU Fenestration	NA Cabinet Comp.	Tyman	Unallocated Corp. & Other	Total
Three Months Ended April 30, 2025
Net sales	$151,026	$61,257	$51,237	$190,107	$(1,149)	452,478
Depreciation and amortization	4,667	2,659	3,015	8,775	76	19,192
Operating income (loss)	16,661	10,559	92	16,382	(2,773)	40,921
Capital expenditures	6,489	727	1,239	5,368	1,097	14,920
Three Months Ended April 30, 2024
Net sales	$159,774	$56,583	$51,078	$—	$(1,234)	$266,201
Depreciation and amortization	5,218	2,538	3,082	—	56	10,894
Operating income (loss)	18,565	10,478	306	—	(8,712)	20,637
Capital expenditures	5,739	605	1,099	—	160	7,603
Six Months Ended April 30, 2025
Net sales	$285,359	$109,728	$95,047	$365,783	$(3,395)	$852,522
Depreciation and amortization	9,446	5,269	6,024	23,038	155	43,932
Operating income (loss)	23,515	17,862	(3,790)	2,717	(6,361)	33,943
Capital expenditures	12,140	1,329	1,656	9,456	1,963	26,544
Six Months Ended April 30, 2024
Net sales	$307,769	$106,020	$94,215	$—	$(2,648)	$505,356
Depreciation and amortization	10,693	5,096	6,147	—	110	22,046
Operating income (loss)	26,807	17,909	(3,491)	—	(12,671)	28,554
Capital expenditures	11,460	2,406	2,935	—	382	17,183
As of April 30, 2025
Total assets	$407,552	$244,562	$145,170	$916,393	$594,589	$2,308,266
As of October 31, 2024
Total assets	$373,934	$239,501	$147,907	$1,243,265	$315,181	$2,319,788

The following table summarizes the change in the carrying amount of goodwill by reportable business segment for the six months ended April 30, 2025 (in thousands):

	NA Fenestration	EU Fenestration	NA Cabinet Comp.	Tyman	Unallocated Corp. & Other	Total
Balance as of October 31, 2024	$80,105	$67,194	$39,147	$388,265	$—	$574,711
Foreign currency translation adjustment	—	2,421	—	1,978	—	4,399
Balance as of April 30, 2025	$80,105	$69,615	$39,147	$390,243	$—	$579,110
For further details of Goodwill, see Note 6, “Goodwill & Intangible Assets,” located herewith.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

We did not allocate non-operating loss or income tax benefit to the reportable segments. The following table reconciles operating income as reported above to net income for the three and six months ended April 30, 2025 and 2024 (in thousands):

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2025	2024	2025	2024
Operating income	$40,921	$20,637	$33,943	$28,554
Interest expense	(13,940)	(950)	(28,126)	(2,018)
Other, net	(159)	4	1,070	1,046
Income tax expense	(6,307)	(4,314)	(1,257)	(5,956)
Net income	$20,515	$15,377	$5,630	$21,626

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
Basic and diluted earnings per share for the three and six months ended April 30, 2025 and 2024 were calculated as follows (in thousands, except per share data):

	Net (Loss) Income	Weighted-Average Shares	Per Share
Three Months Ended April 30, 2025
Basic earnings per common share	$20,515	46,483	$0.44
Effect of dilutive securities:
Stock options	—	—	—
Restricted stock awards	—	60	—
Performance restricted stock units	—	20	—
Diluted earnings per common share	$20,515	46,563	$0.44
Three Months Ended April 30, 2024
Basic earnings per common share	$15,377	32,870	$0.47
Effect of dilutive securities:
Stock options	—	37	—
Restricted stock awards	—	130	—
Performance restricted stock units	—	66	—
Diluted earnings per common share	$15,377	33,103	$0.46
Six Months Ended April 30, 2025
Basic and diluted loss per common share	$5,630	46,753	$0.12
Effect of dilutive securities:
Stock options	—	11	—
Restricted stock awards	—	84	—
Performance restricted stock units	—	20	—
Diluted earnings per common share	$5,630	46,868	$0.12
Six Months Ended April 30, 2024
Basic earnings per common share	$21,626	32,847	$0.66
Effect of dilutive securities:
Stock options	—	37	—
Restricted stock awards	—	126	—
Performance restricted stock units	—	66	—
Diluted earnings per common share	$21,626	33,076	$0.65
We do not include equity instruments in our calculation of diluted earnings per share if those instruments would be anti-dilutive. We had 41,871 and 17,580 of anti-dilutive restricted stock award equivalents for the three and six months ended April 30, 2025, respectively, and no corresponding equivalents for the comparable prior year periods. Such dilution is dependent on the excess of the market price of our stock over the exercise price and other components of the treasury stock method.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

16. New Accounting Guidance
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standards setting bodies that we adopt as of the specified effective date. We did not adopt any new accounting pronouncements during the three and six months ended April 30, 2025.
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
For information on additional factors that could cause actual results to differ materially, please refer to the section entitled “Item 1A. Risk Factors” within this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes as of April 30, 2025, and for the three and six months ended April 30, 2025 and 2024, included elsewhere herein. For additional information pertaining to our business, including risk factors which should be considered before investing in our common stock, refer to our Annual Report on Form 10-K for the fiscal year ended October 31, 2024.
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
Recent Transactions and Events
We are monitoring the rapidly evolving tariff and global trade policies and we are working with our suppliers and customers to mitigate potential impacts on our business. The extent and duration of the tariffs and the resulting impact on general economic conditions on our business are uncertain and depend on various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions that may be granted, availability and cost of alternative sources of supply and demand for our products in affected markets.
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
In April 2025, the NAHB forecasted calendar-year housing starts to be approximately 1.4 million in the 2025 and 2026 calendar-years and 1.5 million in 2027. In May 2025, the Ducker forecast indicated that total window shipments are expected to decrease 2.6% in calendar-year 2025 and increase 1.2% in 2026.
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

Results of Operations
Three Months Ended April 30, 2025 Compared to Three Months Ended April 30, 2024

	Three Months Ended April 30,
	2025	2024	Change $	% Variance
	(Dollars in thousands)
Net sales	$452,478	$266,201	$186,277	70%
Cost of sales (excluding depreciation and amortization)	321,096	199,963	121,133	61%
Selling, general and administrative	70,333	34,707	35,626	103%
Restructuring charges	936	—	936	—%
Depreciation and amortization	19,192	10,894	8,298	76%
Operating income	40,921	20,637	20,284	98%
Interest expense	(13,940)	(950)	(12,990)	1,367%
Other, net	(159)	4	(163)	(4,075)%
Income tax expense	(6,307)	(4,314)	(1,993)	46%
Net income	$20,515	$15,377	$5,138	33%
Our period-over-period results by reportable segment follow.
Changes Related to Operating Income by Reportable Segment:
NA Fenestration

	Three Months Ended April 30,
	2025	2024	$ Change	% Variance
	(Dollars in thousands)
Net sales	$151,026	$159,774	$(8,748)	(5)%
Cost of sales (excluding depreciation and amortization)	113,760	122,261	(8,501)	(7)%
Selling, general and administrative	15,938	13,730	2,208	16%
Depreciation and amortization	4,667	5,218	(551)	(11)%
Operating income	$16,661	$18,565	$(1,904)	(10)%
Operating income margin	11%	12%
Net Sales. Net sales decreased $8.7 million, or 5%, for the three months ended April 30, 2025 compared to the same period in 2024, which was primarily driven by a $10.4 million decrease in volumes mainly due to softer market demand driven by weaker consumer confidence partially offset by a $1.7 million increase in price and raw material indexes.
Cost of Sales. The cost of sales decreased $8.5 million, or 7%, for the three months ended April 30, 2025 compared to the same period in 2024. Cost of sales decreased primarily due to decrease in volumes partially offset by pricing and inflation of raw materials during the period.
Selling, General and Administrative. Selling, general and administrative expenses increased $2.2 million, or 16%, for the three months ended April 30, 2025 compared to the same period in 2024. The increase is primarily due to increases in labor costs partially offset by a decrease in professional fees year-over-year.

EU Fenestration

	Three Months Ended April 30,
	2025	2024	$ Change	% Variance
	(Dollars in thousands)
Net sales	$61,257	$56,583	$4,674	8%
Cost of sales (excluding depreciation and amortization)	39,001	35,694	3,307	9%
Selling, general and administrative	9,038	7,873	1,165	15%
Depreciation and amortization	2,659	2,538	121	5%
Operating income	$10,559	$10,478	$81	1%
Operating income margin	17%	19%
Net Sales. Net sales increased $4.7 million, or 8%, for the three months ended April 30, 2025 compared to the same period in 2024 primarily due to a $5.1 million increase in volumes due to improved demand period over period and $0.2 million of favorable foreign currency rate change partially offset by $0.6 million of base price decreases.
Cost of Sales. The cost of sales increased $3.3 million, or 9%, for the three months ended April 30, 2025 compared to the same period in 2024. Cost of sales increased primarily due to an increase in volumes and foreign currency impacts, partially offset by deflation in the price of raw materials.
Selling, General and Administrative. Selling, general and administrative expense increased $1.2 million, or 15%, for the three months ended April 30, 2025 compared to the same period in 2024. The increase is primarily due to increases in labor costs partially offset by a decrease in professional fees year-over-year.
NA Cabinet Components

	Three Months Ended April 30,
	2025	2024	$ Change	Variance %
	(Dollars in thousands)
Net sales	$51,237	$51,078	$159	—%
Cost of sales (excluding depreciation and amortization)	42,405	42,624	(219)	(1)%
Selling, general and administrative	5,725	5,066	659	13%
Depreciation and amortization	3,015	3,082	(67)	(2)%
Operating income	$92	$306	$(214)	(70)%
Operating income margin	—%	1%
Net Sales. Net sales increased $0.2 million for the three months ended April 30, 2025 compared to the same period in 2024, which was driven by a $1.7 million increase in raw material surcharges partially offset by a $1.5 million decrease in volumes due to softer market demand driven by weaker consumer confidence.
Cost of Sales. Cost of sales decreased $0.2 million, or 1%, for the three months ended April 30, 2025 compared to the same period in 2024. Cost of sales decreased primarily due to inflation of raw materials partially offset by lower volumes year-over-year.
Selling, General and Administrative. Selling, general and administrative expenses increased $0.7 million, or 13.0%, for the three months ended April 30, 2025 compared to the same period in 2024. The increase is primarily due to increases in labor costs partially offset by a decrease in professional fees year-over-year.

Tyman
The Tyman reportable segment is composed solely of the Tyman business acquired on August 1, 2024. For additional discussion of our acquisition of Tyman, see Note 2, “Acquisition.” The results for the three months ended April 30, 2025 are summarized in the following table (including the $0.9 million of reorganization charges incurred to support the acquisition during the three months ended April 30, 2025):

Three Months Ended April 30, 2025
(Dollars in thousands)
Net sales	190,107
Cost of sales (excluding depreciation and amortization)	126,743
Selling, general and administrative	37,271
Restructuring charges	936
Depreciation and amortization	8,775
Operating income	$16,382
Operating income margin	9%
Unallocated Corporate & Other

	Three Months Ended April 30,
	2025	2024	$ Change	Variance %
	(Dollars in thousands)
Net sales	$(1,149)	$(1,234)	$85	(7)%
Cost of sales (excluding depreciation and amortization)	(813)	(616)	(197)	32%
Selling, general and administrative	2,361	8,038	(5,677)	(71)%
Depreciation and amortization	76	56	20	36%
Operating loss	$(2,773)	$(8,712)	$5,939	(68)%
Net Sales. Net sales for Unallocated Corporate & Other represents the elimination of inter-segment sales for the three months ended April 30, 2025 and 2024.
Cost of Sales. Cost of sales for Unallocated Corporate & Other consists of the elimination of inter-segment sales, profit in inventory, and other costs.
Selling, General and Administrative. Selling, general and administrative expenses decreased $5.7 million, or 71%, for the three months ended April 30, 2025 compared to the same period in 2024. This decrease is primarily attributable to a decrease in transaction and advisory fees and lower compensation expense including the valuations of our stock-based compensation awards partially offset by an increase in medical expenses during the three months ended April 30, 2025 as compared to the prior year period.
Changes related to Non-Operating Items:
Interest Expense. Interest expense increased $13.0 million for the three months ended April 30, 2025 compared to the same period in 2024 as a result of an increase in borrowings outstanding during the three months ended April 30, 2025 as compared to the prior year period.
Income Taxes. We recorded income tax expense of $6.3 million on pre-tax income of $26.8 million for the three months ended April 30, 2025, an effective rate of 23.5%, and income tax expense of $4.3 million on pre-tax income of $19.7 million for the three months ended April 30, 2024, an effective rate of 21.9%. The increase in the effective tax rate year-over-year was primarily driven by discrete items.

Six Months Ended April 30, 2025 Compared to Six Months Ended April 30, 2024

	Six Months Ended April 30,
	2025	2024	Change $	% Variance
	(Dollars in thousands)
Net sales	$852,522	$505,356	$347,166	69%
Cost of sales (excluding depreciation and amortization)	628,824	387,686	241,138	62%
Selling, general and administrative	136,983	67,070	69,913	104%
Restructuring charges	8,840	—	8,840	100%
Depreciation and amortization	43,932	22,046	21,886	99%
Operating income	33,943	28,554	5,389	19%
Interest expense	(28,126)	(2,018)	(26,108)	1,294%
Other, net	1,070	1,046	24	2%
Income tax expense	(1,257)	(5,956)	4,699	(79)%
Net income	$5,630	$21,626	$(15,996)	(74)%
Our period-over-period results by reportable segment follow.
Changes Related to Operating Income by Reportable Segment:
NA Fenestration

	Six Months Ended April 30,
	2025	2024	$ Change	% Variance
	(Dollars in thousands)
Net sales	$285,359	$307,769	$(22,410)	(7)%
Cost of sales (excluding depreciation and amortization)	220,327	240,629	(20,302)	(8)%
Selling, general and administrative	32,071	29,640	2,431	8%
Depreciation and amortization	9,446	10,693	(1,247)	(12)%
Operating income	$23,515	$26,807	$(3,292)	(12)%
Operating income margin	8%	9%
Net Sales. Net sales decreased $22.4 million, or 7%, for the six months ended April 30, 2025 compared to the same period in 2024, which was primarily driven by a $25.8 million decrease in volumes mainly due to softer market demand driven by weaker consumer confidence partially offset by a $3.4 million increase in price and raw material indexes.
Cost of Sales. The cost of sales decreased $20.3 million, or 8%, for the six months ended April 30, 2025 as compared to the same period in 2024. Cost of sales, including labor, decreased primarily due to a decrease in volumes partially offset by inflation of raw materials during the period.
Selling, General and Administrative. Selling, general and administrative expenses increased $2.4 million, or 8%, for the six months ended April 30, 2025 as compared to the same period in 2024. The increase is primarily due to increases in labor costs partially offset by a decrease in professional fees year-over-year.
EU Fenestration

	Six Months Ended April 30,
	2025	2024	$ Change	Variance %
	(Dollars in thousands)
Net sales	$109,728	$106,020	$3,708	3%
Cost of sales (excluding depreciation and amortization)	69,638	67,397	2,241	3%
Selling, general and administrative	16,959	15,618	1,341	9%
Depreciation and amortization	5,269	5,096	173	3%
Operating income	$17,862	$17,909	$(47)	—%
Operating income margin	16%	17%

Net Sales. Net sales increased $3.7 million, or 3%, comparing the six months ended April 30, 2025 to the same period in 2024, which was primarily driven by a $4.6 million increase in volumes largely due to improved demand year over year and $0.2 million of favorable foreign currency rate change partially offset by $1.1 million of base price decreases.
Cost of Sales. The cost of sales increased $2.2 million, or 3%, for the six months ended April 30, 2025 compared to the same period in 2024. Cost of sales increased primarily due to an increase in volumes and foreign currency impacts, partially offset by deflation in the price of raw materials.
Selling, General and Administrative. Selling, general and administrative expense increased $1.3 million, or 9%, for the six months ended April 30, 2025 compared to the same period in 2024. The increase is primarily due to increases in labor costs partially offset by a decrease in professional fees year-over-year.
NA Cabinet Components

	Six Months Ended April 30,
	2025	2024	$ Change	Variance %
	(Dollars in thousands)
Net sales	$95,047	$94,215	$832	1%
Cost of sales (excluding depreciation and amortization)	81,821	81,367	454	1%
Selling, general and administrative	10,992	10,192	800	8%
Depreciation and amortization	6,024	6,147	(123)	(2)%
Operating loss	$(3,790)	$(3,491)	$(299)	9%
Operating loss margin	(4)%	(4)%
Net Sales. Net sales increased $0.8 million, or 1%, for the six months ended April 30, 2025 compared to the same period in 2024, which was driven by a $3.7 million increase in raw material surcharges partially offset by a $2.9 million decrease in volumes due to softer market demand driven by weaker consumer confidence.
Cost of Sales. Cost of sales increased $0.5 million, or 1%, for the six months ended April 30, 2025 compared with the same period in 2024. Cost of sales increased primarily as a result of inflation of raw materials partially offset by lower volumes year-over-year.
Selling, General and Administrative. Selling, general and administrative expense increased $0.8 million, or 8%, for the six months ended April 30, 2025 compared to the same period in 2024. The increase is primarily due to increases in labor costs partially offset by a decrease in professional fees year-over-year.

Tyman
The Tyman reportable segment is comprised solely of the business acquired on August 1, 2024. The results for the six months ended April 30, 2025 are summarized in the following table (including the effect of the amortization of the step-up of inventory of approximately $9.0 million and $8.8 million of reorganization charges incurred to support the acquisition during the six months ended April 30, 2025):

Six Months Ended April 30, 2025
(Dollars in thousands)
Net sales	$365,783
Cost of sales (excluding depreciation and amortization)	259,539
Selling, general and administrative	71,649
Restructuring charges	8,840
Depreciation and amortization	23,038
Operating income	$2,717
Operating income margin	1%
Unallocated Corporate & Other

	Six Months Ended April 30,
	2025	2024	$ Change	Variance %
	(Dollars in thousands)
Net sales	$(3,395)	$(2,648)	$(747)	28%
Cost of sales (excluding depreciation and amortization)	(2,501)	(1,707)	(794)	47%
Selling, general and administrative	5,312	11,620	(6,308)	(54)%
Depreciation and amortization	155	110	45	41%
Operating loss	$(6,361)	$(12,671)	$6,310	(50)%
Net Sales. Net sales for Unallocated Corporate & Other represents the elimination of inter-segment sales for the six months ended April 30, 2025 and 2024.
Cost of Sales. Cost of sales for Unallocated Corporate & Other consists of the elimination of inter-segment sales, profit in inventory, and other costs.
Selling, General and Administrative. Selling, general and administrative expenses decreased $6.3 million, or 54%, for the six months ended April 30, 2025 compared to the same period in 2024. This decrease is primarily attributable to a decrease in transaction and advisory fees and lower compensation expense including the valuations of our stock-based compensation awards partially offset by an increase in medical expenses during the six months ended April 30, 2025 as compared to the prior year period.
Changes related to Non-Operating Items:
Interest Expense. Interest expense increased $26.1 million for the six months ended April 30, 2025 compared to the same period in 2024 primarily as a result of higher borrowings outstanding during the six months ended April 30, 2025 as compared to the prior year period.
Income Taxes. We recorded income tax expense of $1.3 million on pre-tax income of $6.9 million for the six months ended April 30, 2025, an effective rate of 18.3%, and income tax expense of $6.0 million on a pre-tax income of $27.6 million for the six months ended April 30, 2024, an effective rate of 21.6%. The decrease in the effective tax rate year-over-year was primarily driven by discrete items.
Liquidity and Capital Resources
Overview
Historically, our principal sources of funds have been cash on hand, cash flow from operations, and borrowings under our credit facilities.

On June 12, 2024, in connection with the Tyman Acquisition, the Company, Wells Fargo Bank, National Association (“Wells Fargo Bank”, acting as agent, swingline lender and issuing lender, the “Agent”), the other entities therein specified in the capacities therein specified, and the lenders parties thereto, entered into an amendment to the Company’s Second Amended and Restated Credit Agreement, dated as of July 6, 2022 (the “Existing Credit Agreement”, and the Existing Credit Agreement as so amended, the “Amended Credit Agreement”). The Amended Credit Agreement became effective on August 1, 2024 upon the completion of the Tyman Acquisition.
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
As of April 30, 2025, we had $62.6 million of cash and equivalents, $723.8 million outstanding under the Facilities, $6.1 million of outstanding letters of credit, and $61.3 million outstanding under finance leases and other debt. Of the $61.3 million outstanding under finance leases and other debt, $57.4 million relates to real estate leases. We had $226.4 million available for use under the Revolving Credit Agreement at April 30, 2025.
During December 2021, our Board of Directors approved a stock repurchase program that authorized the repurchase of up to $75.0 million worth of shares of our common stock. Repurchases under the program will be made in open market transactions or privately negotiated transactions, subject to market conditions, applicable legal requirements and other relevant factors. During the three months ended April 30, 2025, we purchased 1,259,407 shares under this program and as of April 30, 2025 we have a maximum of $35.6 million available to purchase shares under this program. The program does not have an expiration date or a limit on the number of shares that may be purchased.

We repatriated $23.0 million and $15.3 million of foreign cash during the six months ended April 30, 2025 and 2024, respectively. We expect to repatriate excess cash moving forward and use the funds to retire debt or meet current working capital needs. In the U.K., we insure against a portion of our credit losses. We believe our business model, our current cash reserves and our strong balance sheet leave us well-positioned to manage our business and remain in compliance with our debt covenants.
Analysis of Cash Flow
The following table summarizes our cash flow results for the six months ended April 30, 2025 and 2024:

	Six Months Ended
	April 30,
	2025	2024
	(Dollars in thousands)
Cash provided by operating activities	$15,987	$36,945
Cash used for investing activities	$(26,168)	$(17,090)
Cash used for financing activities	$(30,320)	$(21,887)
Operating Activities. Cash provided by operating activities decreased $21.0 million for the six months ended April 30, 2025 compared to the same period in 2024. The decrease in operating cash flow is primarily due to a decrease in net income as a result of restructuring charges and amortization of inventory step-up charges related to the acquisition of Tyman, as well as year-over-year and unfavorable changes to net working capital.

Investing Activities. Cash used for investing activities increased $9.1 million for the six months ended April 30, 2025 compared to the same period in 2024, primarily as a result of an increase in capital expenditures during the six months ended April 30, 2025 compared to the prior year period.
Financing Activities. Cash used for financing activities increased $8.4 million for the six months ended April 30, 2025 compared to the same period in 2024. The change in investing cash flows is primarily as a result of an increase in the purchase of treasury shares partially offset by an increase in borrowings in long-term debt.
Liquidity Requirements
Historically, our strategy for deploying cash has been to invest in organic growth opportunities, develop our infrastructure, and explore strategic acquisitions. Other uses of cash include paying cash dividends to our shareholders and repurchasing our common stock. During the six months ended April 30, 2025 and 2024, we repatriated $23.0 million and $15.3 million, respectively, of foreign earnings from our foreign locations. We maintain cash balances in foreign countries which total $46.0 million as of April 30, 2025.
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
For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended October 31, 2024. Our critical accounting policies and estimates have not changed materially during the six months ended April 30, 2025.

New Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standards setting bodies that we adopt as of the specified effective date. We did not adopt any new accounting pronouncements during the three and six months ended April 30, 2025.
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
Interest Rate Risk
Our debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Based upon the balances of the variable rate debt at April 30, 2025, a hypothetical 1.0% increase or decrease in interest rates could result in approximately $7.2 million of additional pretax charges or credit to our net income per year. This sensitivity is impacted by the amount of borrowings under our credit facilities, and amounts outstanding under finance leases.
Foreign Currency Rate Risk
Our international operations have exposure to foreign currency rate risks, primarily due to fluctuations in the Euro, the British Pound Sterling (“GBP”), and the Mexican Peso (“MXN”). From time to time, we enter into foreign exchange contracts associated with our operations to manage a portion of the foreign currency rate risk. As of April 30, 2025, we have outstanding forward foreign exchange contracts to hedge our foreign currency exposures against USD to GBP, with a notional principal amount of $1.0 million, and foreign currency exposures against MXN to USD, with a notional principal amount of $10.0 million. Hedge accounting is not applied to our foreign exchange contracts. During the six months ended April 30, 2025 and 2024, we recognized a net gain of $0.8 million and zero, respectively, related to our forward foreign exchange contracts. The value of our forward foreign exchange contracts fluctuate based on exchange rate fluctuations against USD to GBP, and the MXN to USD.
Commodity Price Risk
We purchase PVC as the significant raw material consumed in the manufacturing of vinyl extrusions. We have resin adjusters in place with a majority of our customers and our resin supplier that are adjusted based upon published indices for lagging resin prices. These adjusters effectively share the base pass-through price changes of PVC with our customers commensurate with the market at large. Our long-term exposure to changes in PVC prices is somewhat mitigated due to the contractual component of the resin adjuster program. However, there is a level of exposure to short-term volatility due to timing lags.
We adjust the pricing of petroleum-based raw materials for the majority of our customers who purchase products using these materials. This is intended to offset the fluctuating cost of products that are highly correlated to the price of oil including butyl and other oil-based raw materials. This program is adjusted monthly based upon the 90-day average published price for Brent crude. The oil-based raw materials that we purchase are subject to similar pricing schemes. As such, our long-term exposure to increases in oil-based raw material prices is significantly reduced under this program.
Similarly, we include a price index provision to insulate against significant fluctuations in the price for various hardwood products used as the primary raw material for kitchen and bathroom cabinet doors. Like our vinyl extrusion business, we are exposed to short-term volatility in wood prices due to a lag in the timing of price updates which generally could extend for up to three months.
In the Tyman business, contractual price adjustment mechanisms are in place for key commodities including stainless steel and zinc for many large customers in the U.S. For those customers not covered by these contractual mechanisms, we have successfully implemented surcharges and general price increases to share the impact of price changes with our customers. Like our other commodities, there is exposure to short-term volatility due to a lag in the timing of implementing price increases.
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
Certain raw materials and commodities we use to manufacture our products are subject to tariffs. Currently, there is an uncertainty on how recently enacted tariffs and potential future tariffs may affect the price of these raw materials and commodities. We are constantly assessing potential supply chain vulnerability and implementing strategies (i.e. surcharges) to mitigate potential tariff impacts. We are also utilizing local supply chains where possible to reduce supply and cost risks. Additionally, we continue to explore alternative supply sources and evaluate shifts in demand. Further discussion of our industry risks is included within our Annual Report on Form 10-K for the fiscal year ended October 31, 2024 and the section entitled “Item 1A. Risk Factors” within this Form 10-Q.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (1934 Act) as of April 30, 2025.
As previously disclosed in our Annual Report on Form 10-K for the year ended October 31, 2024, we identified a material weakness in our internal controls over financial reporting in the design and operation of controls over the preparation and review of our Statement of Cash Flows. During the six months ended April 30, 2025, we implemented remediation efforts related to this material weakness and continue to monitor the effectiveness of these procedures. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of April 30, 2025.
As permitted under SEC rules, we have elected to exclude our recently acquired Tyman business (“Tyman”) from management’s assessment of the effectiveness of internal controls over financial reporting as of April 30, 2025. Prior to its acquisition by us on August 1, 2024, Tyman was listed publicly on the London Stock Exchange and reported financial results pursuant to International Financial Reporting Standards, and therefore was not subject to the Sarbanes-Oxley Act of 2002.
We are actively engaged in remediation efforts to address the identified material weakness related to the Statement of Cash Flows. We will continue to monitor the effectiveness of these procedures and expect to conclude with our October 31, 2025 control evaluation. These efforts include:
•Enhanced review procedures over the preparation and validation of the statement of cash flows;
•Implementation of a structured non-cash transaction checklist to improve classification accuracy;
•Strengthening of quarterly and annual close procedures through additional review controls; and
•Provision of targeted training for finance personnel involved in the financial close and reporting process.
Notwithstanding the identified material weakness, our management has concluded that the financial statements included in this Form 10-Q fairly present in all material respects the financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.
Changes in Internal Control over Financial Reporting
During the six months ended April 30, 2025, we implemented additional review procedures and developed a structured non-cash transaction checklist for the Statement of Cash Flow as part of our remediation efforts. While we believe the identified material weakness will be fully remediated by our efforts, we will continue to monitor the effectiveness of our efforts and expect to conclude with our October 31, 2025 control evaluation.
Additionally, as of April 30, 2025, integration of internal controls at Tyman is in progress. Consistent with SEC guidance, management has excluded Tyman from its assessment of internal control over financial reporting for the reporting period ending April 30, 2025. We expect to complete the integration of Tyman’s financial reporting systems and internal control framework during fiscal 2025.
Other than the ongoing remediation efforts and the exclusion of Tyman, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024 (Part I, Item 1A) other than as discussed below.
Regional or global barriers to trade or a global trade war could increase the cost of our raw materials and other products in the markets we serve, which could adversely impact the financial results of businesses serving those markets, including Quanex.
The state of relationships between other countries and the United States with respect to trade policies, government relations and tariffs may impact our business. The U.S. government has and continues to make significant changes in U.S. trade policy and has taken certain actions that could negatively impact U.S. trade, including imposing tariffs on certain goods imported into the United States. There is concern that the imposition of tariffs by the United States could result in the adoption of tariffs or retaliatory measures by other countries, leading to a global trade war. Such tariffs or retaliatory measures could raise the cost and reduce the supply of certain raw materials, such as aluminum and wood, that are critical to our ability to manufacture our products. In the event of a global trade war or regional dispute, local suppliers may choose to allocate their resources to local players in their markets and provide us with less favorable terms. Raw material shortages and price increases could cause distribution delays and increase our costs, which in turn could reduce our competitiveness and impact our ability to do business with certain counterparties.
General geopolitical instability and the responses to it, such as the possibility of sanctions, trade restrictions and changes in tariffs, and the possibility of additional tariffs, non-tariff barriers or other trade restrictions between the United States and other countries where we might in the future manufacture, distribute or sell products, could adversely impact our business. If the cost of our raw materials increases, or if we are unable to procure the necessary raw materials required to manufacture our products, then we could experience a negative impact on our operating results, profitability, customer relationships and future cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the three months ended April 30, 2025, we repurchased common stock as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs (1)	(d) Maximum US Dollars Remaining that May Yet Be Used to Purchase Shares Under the Plans or Programs (1)
February 2025	—	$—	—	$59,108,618
March 2025	737,903	$19.76	737,903	$44,524,587
April 2025	521,504	$17.09	521,504	$35,612,848
Total	1,259,407	$18.66	1,259,407
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
Item 5. Other Information
During the three months ended April 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 6. Exhibits
The exhibits required to be furnished pursuant to Item 6 are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANEX BUILDING PRODUCTS CORPORATION

Date:	June 6, 2025	/s/ Scott M. Zuehlke
Scott M. Zuehlke
Senior Vice President - Chief Financial Officer & Treasurer (Principal Financial Officer)

EXHIBIT INDEX
Exhibit Number	Description of Exhibits

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