Form 10-Q
period 2025-07-31
Quanex Building Products CORP
filed 2025-09-05
CIK 1423221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________
FORM 10-Q
 ________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
The number of shares outstanding of the registrant's Common Stock as of August 31, 2025 was 45,876,838.

QUANEX BUILDING PRODUCTS CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 31, 2025	October 31, 2024
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$66,272	$97,744
Restricted cash	1,654	5,251
Accounts receivable, net of allowance for credit losses of $3,025 and $254	201,837	197,689
Inventories	272,222	275,550
Income taxes receivable	—	5,937
Prepaid and other current assets	41,339	29,097
Total current assets	583,324	611,268
Property, plant and equipment, net of accumulated depreciation of $404,974 and $391,851	405,510	402,466
Operating lease right-of-use assets	147,829	126,715
Deferred income tax assets	3,654	3,845
Goodwill	271,459	574,711
Intangible assets, net	558,768	597,909
Other assets	2,133	2,874
Total assets	$1,972,677	$2,319,788
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$126,486	$124,404
Accrued liabilities	95,378	103,623
Income taxes payable	1,273	6,620
Current maturities of long-term debt	26,313	25,745
Current operating lease liabilities	15,243	12,475
Total current liabilities	264,693	272,867
Long-term debt	695,605	737,198
Noncurrent operating lease liabilities	138,246	117,560
Deferred income taxes liabilities	143,576	162,304
Other liabilities	13,166	19,113
Total liabilities	1,255,286	1,309,042
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, shares authorized 1,000,000; issued and outstanding - none	—	—
Common stock, $0.01 par value, shares authorized 125,000,000; issued 51,213,869 and 51,266,501, respectively; outstanding 45,876,838 and 47,252,070, respectively	512	513
Additional paid-in-capital	699,106	701,008
Retained earnings	148,795	430,405
Accumulated other comprehensive loss	(30,501)	(46,428)
Less: Treasury stock at cost, 5,337,031 and 4,014,431 shares, respectively	(100,521)	(74,752)
Total stockholders’ equity	717,391	1,010,746
Total liabilities and stockholders' equity	$1,972,677	$2,319,788

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2025	2024	2025	2024
	(In thousands, except per share amounts)
Net sales	$495,273	$280,345	$1,347,795	$785,701
Cost and expenses:
Cost of sales (excluding depreciation and amortization)	357,305	209,441	986,129	597,127
Selling, general and administrative	71,270	36,509	208,253	103,579
Restructuring charges	1,367	—	10,207	—
Depreciation and amortization	33,882	10,953	77,814	32,999
Asset impairment charges	302,284	—	302,284	—
Operating (loss) income	(270,835)	23,442	(236,892)	51,996
Non-operating (expense) income:
Interest expense	(14,218)	(878)	(42,344)	(2,896)
Other, net	855	9,474	1,925	10,520
(Loss) income before income taxes	(284,198)	32,038	(277,311)	59,620
Income tax benefit (expense)	8,191	(6,688)	6,934	(12,644)
Net (loss) income	$(276,007)	$25,350	$(270,377)	$46,976

(Loss) earnings per common share	$(6.04)	$0.77	$(5.83)	$1.43

Diluted (loss) earnings per common share	$(6.04)	$0.77	$(5.83)	$1.42

Weighted-average common shares outstanding:
Basic	45,691	32,876	46,395	32,857
Diluted	45,691	33,106	46,395	33,087

Cash dividends per share	$0.08	$0.08	$0.24	$0.24

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2025	2024	2025	2024
	(In thousands)
Net (loss) income	$(276,007)	$25,350	$(270,377)	$46,976
Other comprehensive income:
Foreign currency translation (loss) gain, net of tax	(3,467)	4,500	15,927	8,010
Other comprehensive (loss) income, net of tax	(3,467)	4,500	15,927	8,010
Comprehensive (loss) income	$(279,474)	$29,850	$(254,450)	$54,986

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	July 31,
	2025	2024
	(In thousands)
Operating activities:
Net (loss) income	$(270,377)	$46,976
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	77,814	32,999
Stock-based compensation	2,762	2,159
Deferred income tax	(26,440)	(2,321)
Asset impairment charges	302,284	—
Gain on deal contingent foreign exchange forward currency contract	—	(9,200)
Other, net	9,203	886
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(1,727)	11,114
Decrease (increase) in inventory	5,261	(183)
(Increase) decrease in other current assets	(7,228)	1,646
Increase (decrease) in accounts payable	144	(9,634)
(Decrease) increase in accrued liabilities	(9,725)	948
(Decrease) increase in income taxes payable	(21)	6,659
(Decrease) increase in other long-term liabilities	(5,395)	707
Other, net	88	577
Cash provided by operating activities	76,643	83,333
Investing activities:
Capital expenditures	(40,996)	(23,435)
Proceeds from disposition of capital assets	361	115
Cash used for investing activities	(40,635)	(23,320)
Financing activities:
Borrowings under credit facilities	170,000	—
Repayments of credit facility borrowings	(213,750)	(15,000)
Repayments of other long-term debt	(1,962)	(1,893)
Common stock dividends paid	(11,233)	(7,943)
Issuance of common stock	214	573
Payroll tax paid to settle shares forfeited upon vesting of stock	(1,400)	(1,193)
Purchase of treasury stock	(29,248)	—
Cash used for financing activities	(87,379)	(25,456)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	16,302	935
(Decrease) increase in cash, cash equivalents and restricted cash	(35,069)	35,492
Cash, cash equivalents and restricted cash at beginning of period	102,995	58,474
Cash, cash equivalents and restricted cash at end of period	$67,926	$93,966

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

Nine Months Ended July 31, 2025	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	(In thousands, no per share amounts shown except in verbiage)
Balance at October 31, 2024	$513	$701,008	$430,405	$(46,428)	$(74,752)	$1,010,746
Net loss	—	—	(14,885)	—	—	(14,885)
Foreign currency translation adjustment	—	—	—	(15,951)	—	(15,951)
Common dividends ($0.08 per share)	—	—	(3,812)	—	—	(3,812)
Purchase of treasury stock	—	—	—	—	(3,698)	(3,698)
Stock-based compensation activity:
Expense related to stock-based compensation	—	902		—	—	902
Stock options exercised	—	41	—	—	173	214
Restricted stock awards granted	—	(1,894)	—	—	1,894	—
Performance restricted stock units vested	—	(1,300)	—	—	1,300	—
Other	(1)	(1,399)	—	—	—	(1,400)
Balance at January 31, 2025	$512	$697,358	$411,708	$(62,379)	$(75,083)	$972,116
Net income	—	—	20,515	—	—	20,515
Foreign currency translation adjustment	—	—	—	35,345	—	35,345
Common dividends ($0.08 per share)	—	—	(3,740)	—	—	(3,740)
Purchase of treasury stock	—	—	—	—	(23,496)	(23,496)
Stock-based compensation activity:
Expense related to stock-based compensation	—	923	—	—	—	923
Restricted stock awards granted	—	(43)	—	—	43	—
Balance at April 30, 2025	$512	$698,238	$428,483	$(27,034)	$(98,536)	$1,001,663
Net income	—	—	(276,007)	—	—	(276,007)
Foreign currency translation adjustment	—	—	—	(3,467)	—	(3,467)
Common dividends ($0.08 per share)	—	—	(3,681)	—	—	(3,681)
Purchase of treasury stock	—	—	—	—	(2,054)	(2,054)
Stock-based compensation activity:
Expense related to stock-based compensation	—	937	—	—	—	937
Restricted stock awards granted	—	(69)	—	—	69	—
Balance at July 31, 2025	$512	$699,106	$148,795	$(30,501)	$(100,521)	$717,391

Nine Months Ended July 31, 2024	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	(In thousands, no per share amounts shown except in verbiage)
Balance at October 31, 2023	$372	$251,576	$409,318	$(38,141)	$(77,571)	$545,554
Net income	—	—	6,249	—	—	6,249
Foreign currency translation adjustment	—	—	—	6,081	—	6,081
Common dividends ($0.08 per share)	—	—	(2,645)	—	—	(2,645)
Stock-based compensation activity:
Expense related to stock-based compensation	—	583		—	—	583
Stock options exercised	—	22	—	—	378	400
Restricted stock awards granted	—	(1,357)	—	—	1,357	—
Performance restricted stock units vested	—	(917)	—	—	917	—
Other	(1)	(1,192)	—	—	—	(1,193)
Balance at January 31, 2024	$371	$248,715	$412,922	$(32,060)	$(74,919)	$555,029
Net income	—	—	15,377	—	—	15,377
Foreign currency translation adjustment	—	—	—	(2,571)	—	(2,571)
Common dividends ($0.08 per share)	—	—	(2,649)	—	—	(2,649)
Stock-based compensation activity:
Expense related to stock-based compensation		782	—	—	—	782
Stock options exercised	—	5	—	—	149	154
Balance at April 30, 2024	$371	$249,502	$425,650	$(34,631)	$(74,770)	$566,122
Net income	—	—	25,350	—	—	25,350
Foreign currency translation adjustment	—	—	—	4,500	—	4,500
Common dividends ($0.08 per share)	—	—	(2,649)	—	—	(2,649)
Stock-based compensation activity:
Expense related to stock-based compensation	—	794	—	—	—	794
Stock options exercised	—	1	—	—	18	19
Balance at July 31, 2024	$371	$250,297	$448,351	$(30,131)	$(74,752)	$594,136

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations and Basis of Presentation
Quanex Building Products Corporation is a leading manufacturer and component supplier to original equipment manufacturers (OEMs) in various industries, including window, door, solar, refrigeration, custom mixing, building access, and cabinetry markets. We have organized our business into three reportable business segments: Hardware Solutions, which manufactures window and door hardware and screens; Extruded Solutions, which manufacturers insulating glass spacers, vinyl window and door profiles, seals, and weatherstripping; and Custom Solutions, which manufactures wood, mixing, and building access solutions. For additional discussion of our reportable business segments, see Note 14, “Segment Information.” We leverage efficient production and distribution processes and engineering expertise to provide our customers with specialized products for their specific hardware, extrusion, and custom applications. We believe these capabilities enhance our ability to provide value to our customers. We serve a primary customer base in North America and the United Kingdom (U.K.), and also serve customers in international markets through our operating locations in the U.K., Germany, Mexico, Canada, and Italy, as well as through sales and marketing efforts in other countries.
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
The following table summarizes our product sales for the three and nine months ended July 31, 2025 and 2024, categorized by segment, to depict how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors. For further details regarding our results by segment, refer to Note 14, “Segment Information.”

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2025	2024	2025	2024
	(In thousands)
Hardware Solutions:
Window and door hardware	$150,307	$—	$411,522	$—
Screens	76,809	75,460	203,269	204,127
	$227,116	$75,460	$614,791	$204,127
Extruded Solutions:
Window profiles	$68,165	$67,802	182,273	193,758
Seals and gaskets	29,865	16,513	84,915	42,714
Spacers	54,743	37,868	146,544	104,047
Solar	5,250	5,198	17,835	16,074
Flashing Tape	3,038	4,905	6,751	13,512
Window and door hardware	10,044	—	29,694	—
Other	3,322	2,266	10,012	9,755
	$174,427	$134,552	$478,024	$379,860
Custom Solutions:
Wood solutions	$53,409	$51,448	$148,456	$145,663
Access solutions	27,370	—	74,158	—
Mixing solutions	21,485	21,219	62,195	62,538
	$102,264	$72,667	$284,809	$208,201
Unallocated Corporate & Other:
Eliminations	$(8,534)	$(2,334)	$(29,829)	$(6,487)
	$(8,534)	$(2,334)	$(29,829)	$(6,487)
Net sales	$495,273	$280,345	$1,347,795	$785,701
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
Related Parties
Net sales to a customer which is a related party with one of our non-employee directors for the three and nine months ended July 31, 2025 was $0.4 million and $1.4 million, respectively, and $0.3 million and $0.8 million for comparable prior year periods. Purchases from a customer which is a related party with one of our non-employee directors for the three and nine months ended July 31, 2025 was $0.1 million, respectively, and zero for comparable prior year periods. We performed a review of these transactions, of which no single transaction or series of related transactions exceeded $120,000 in amount, and determined that these transactions were enacted independently of each other. We are not aware of any other related party transactions with any of our current non-employee directors or officers outside of their normal business functions or expected contractual duties.

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
During the three months ended July 31, 2025, we restructured our reportable operating segments to integrate the acquisition of Tyman plc with our legacy Quanex operations. This restructuring aligns our business into three operating segments: Hardware Solutions, Extruded Solutions, and Custom Solutions, which is how our Chief Operating Decision Maker (“CODM”) assesses the performance of our business, makes key operating decisions and allocates resources. Prior period amounts have been recast to conform to the new segment structure. For additional discussion of our acquisition of Tyman plc, see Note 2, “Acquisition.” For additional discussion of our reportable business segments, see Note 14, “Segment Information.”
During the three and nine months ended July 31, 2025, we incurred $1.4 million and $10.2 million, respectively, in restructuring charges including $1.4 million, and $6.3 million, respectively, related to workforce alignment costs, primarily severance and employee-related expenses. As of July 31, 2025, we have paid $5.1 million in workforce alignment costs, with a remaining accrual of $1.2 million. Additionally, we recognized $3.9 million related to the disposal of software which no longer supports our business. We may incur additional restructuring charges in future periods. The nature and amount of any such charges will depend on further developments in the restructuring process.
Goodwill impairment
During the three months ended July 31, 2025, as a result of the restructuring, we tested goodwill for impairment. The testing of our goodwill resulted in an asset impairment of $302.3 million. Of the goodwill impairment amount recorded during the three months ended July 31, 2025, $44.8 million relates to tax-deductible goodwill. The remaining charge was not deductible for tax purposes, and no deferred tax asset was recognized. For additional discussion of our goodwill, see Note 6, “Goodwill and Intangibles.” For additional information and discussion of change in reporting units and a summary of the change in the carrying amount of goodwill by segment, see Note 14, “Segment Information.”
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
The purchase price for the Tyman Acquisition was initially allocated on a preliminary basis as of the acquisition date.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Despite basing our initial estimates on the information available on August 1, 2024, further data and evidence obtained during the third quarter of 2025 prompted several measurement period adjustments. These adjustments primarily affected deferred income taxes, fixed assets, inventories, accounts payable, and other assets, resulting in a 4.1 million reduction in the preliminary goodwill we initially recognized.
The revised allocation of the purchase price, reflecting the fair value of the assets acquired and liabilities assumed, including the identified measurement period adjustments, and the final purchase price allocation is detailed in the table below.

	As of Date of Opening Balance Sheet	Measurement Period Adjustments	Final Purchase Price Allocation
		(In thousands)
Net assets acquired:
Accounts receivable	$99,574	$—	$99,574
Inventories	211,617	(286)	211,331
Prepaid and other assets	21,516	(1,754)	19,762
Property, plant and equipment	157,981	(130)	157,851
Operating lease right-of-use assets	65,414	—	65,414
Goodwill	385,045	(4,104)	380,941
Intangible assets	539,285	—	539,285
Accounts payable	(66,769)	(595)	(67,364)
Accrued liabilities	(41,958)	—	(41,958)
Long-term debt	(300,684)	—	(300,684)
Operating lease liabilities	(66,228)	—	(66,228)
Deferred income taxes	(145,677)	6,869	(138,808)
Other liabilities	(10,502)	—	(10,502)
Net assets acquired	$848,614	$—	$848,614
Consideration:
Total consideration, net of cash and cash equivalents	$848,614	$—	$848,614
We used recognized valuation techniques to determine the preliminary fair value of the assets and liabilities, including the multi period excess earnings method for customer relationships and relief from royalty method for trade names and other technology with a discount rate that reflects the risk of the expected future cash flows. Tyman’s results are allocated to our Hardware Solutions, Extruded Solutions, and Custom Solutions segments in accordance with the nature of operations. For additional discussion of our reportable business segments, see Note 14, “Segment Information.”
Pro Forma Results
We calculated the pro forma impact of the Tyman acquisition and the associated debt financing on our operating results for the three and nine months ended July 31, 2024. The following pro forma results give effect to this acquisition, assuming the transaction occurred on November 1, 2023.

	Three Months Ended	Nine Months Ended
	July 31, 2024	July 31, 2024
	(In thousands, except per share amounts)
	(Unaudited)
Net sales	$493,804	$1,395,632
Net income	$17,283	$48,846
Basic earnings per share	$0.37	$1.04
Diluted earnings per share	$0.37	$1.03
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
3. Inventories
Inventories consisted of the following at July 31, 2025 and October 31, 2024 (in thousands):

	July 31, 2025	October 31, 2024
Raw materials	$88,257	$81,330
Finished goods and work in process	181,374	192,448
Supplies and other	2,591	1,772
Total	$272,222	$275,550
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The table below presents the lease-related assets and liabilities recorded on the balance sheet at July 31, 2025 and October 31, 2024 (in thousands):

Leases	Classification	July 31, 2025	October 31, 2024
Assets
Operating lease assets	Operating lease right-of-use assets	$147,829	$126,715
Finance lease assets	Property, plant and equipment (less accumulated depreciation of $14,406 and $10,362)	71,521	67,046
Total lease assets		$219,350	$193,761

Liabilities
Current
Operating	Current operating lease liabilities	$15,243	$12,475
Finance	Current maturities of long-term debt	4,257	3,688
Noncurrent
Operating	Noncurrent operating lease liabilities	138,246	117,560
Finance	Long-term debt	56,769	56,988
Total lease liabilities		$214,515	$190,711
The table below presents the components of lease costs for the three and nine months ended July 31, 2025 and 2024 (in thousands):

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2025	2024	2025	2024
Operating lease cost	$8,112	$3,722	$17,181	$7,720
Finance lease cost
Amortization of leased assets	1,697	1,237	3,666	2,706
Interest on lease liabilities	992	839	2,190	1,863
Variable lease costs	899	523	2,360	1,461
Total lease cost	$11,700	$6,321	$25,397	$13,750

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The table below presents supplemental cash flow information related to leases for the nine months ended July 31, 2025 and 2024 (in thousands):

	Nine Months Ended
	July 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Finance leases - financing cash flows	$2,952	$2,112
Finance leases - operating cash flows	$2,190	$1,863
Operating leases - operating cash flows	$15,084	$6,826

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$30,701	$22,025
Finance leases	$2,092	$1,308
The table below presents the weighted-average remaining lease terms and weighted-average discount rates for the Company's leases as of July 31, 2025 and October 31, 2024:

	July 31, 2025	October 31, 2024
Weighted-average remaining lease term (in years)
Operating leases	11.5	11.5
Financing leases	15.4	16.3

Weighted-average discount rate
Operating leases	5.56%	5.31%
Financing leases	4.90%	4.84%
The table below presents the maturity of the lease liabilities as of July 31, 2025 (in thousands):

	Operating Leases	Finance Leases
2025 (remaining three months)	$5,823	$1,783
2026	22,290	7,077
2027	19,689	6,928
2028	18,032	6,698
2029	16,998	6,365
Thereafter	127,654	57,665
Total lease payments	210,486	86,516
Less: present value discount	56,997	25,490
Total lease liabilities	$153,489	$61,026

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Property, Plant and Equipment
Property, plant and equipment consisted of the following as of July 31, 2025 and October 31, 2024 (in thousands):

	July 31, 2025	October 31, 2024
Land and land improvements	$21,632	$99,068
Buildings and building improvements	192,456	186,087
Machinery and equipment	530,829	462,628
Construction in progress	65,567	46,534
Property, plant and equipment, gross	810,484	794,317
Less: Accumulated depreciation	404,974	391,851
Property, plant and equipment, net	$405,510	$402,466
Depreciation expense, including amortization of finance leases, for the three and nine months ended July 31, 2025 was $21.6 million and $48.2 million, respectively, and $8.1 million and $24.0 million for the comparable prior year periods. As a result of push-down accounting related to the assets acquired in the Tyman acquisition, we recorded a one-time depreciation charge of $7.3 million to reflect the application on useful lives on an asset by asset basis thus requiring an adjustment during during the three months ended July 31, 2025.
The reported balances of our property, plant and equipment as of July 31, 2025 have been updated to incorporate reclassifications of balances between categories of assets and between gross and accumulated depreciation values. These reclassifications are immaterial to the current and prior period financial statements.
If there are indicators of potential impairment, we evaluate our property, plant and equipment for recoverability over the remaining useful lives of the assets.
As discussed in the Restructuring section of our Nature of Operations and Basis of Presentation in Note 1, we restructured our reportable operating segments during the third quarter of 2025, which triggered the requirement to assess our goodwill for potential impairment. We did not record any impairment charges related to property, plant and equipment or intangible assets as a result of the analysis for the periods ended July 31, 2025 and October 31, 2024.
6. Goodwill and Intangible Assets
Goodwill
The change in the carrying amount of goodwill for the nine months ended July 31, 2025 was as follows (in thousands):

Nine Months Ended
July 31, 2025
Beginning balance as of November 1, 2024	$574,711
Measurement period adjustments	(3,989)
Goodwill impairment charge	(302,284)
Foreign currency translation adjustment	3,021
Balance as of the end of the period	$271,459
At our last annual test date, August 31, 2024, we evaluated the recoverability of goodwill at each of our seven reporting units with goodwill balances and determined that our goodwill was not impaired.
In connection with our restructuring, we reassigned goodwill among certain of our reporting units using a relative fair value approach and performed a quantitative goodwill impairment test on all reporting units to determine if any impairment existed.
To estimate the fair value of our reporting units, we applied the discounted cash flow method under the income approach. The resulting fair value was lower than the carrying value for certain reporting units, as a result of the prolonged decline in our market price driven by weaker consumer confidence and high levels of uncertainty across the industry, necessitating the

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

recognition of a non-cash goodwill impairment charge of $302.3 million, which has been recorded in the consolidated statements of income within “Asset impairment charges” for the three months ended July 31, 2025.
As a result of the restructuring, as of July 31, 2025, we have ten reporting units, nine of which comprised our goodwill balance prior to the goodwill impairment. These ten reporting units are aggregated into our three operating reportable segments. After the goodwill impairment, seven of the reporting units comprise the remaining goodwill balance. For additional information and discussion of change in reporting units and a summary of the change in the carrying amount of goodwill by segment, see Note 14, “Segment Information.” For additional discussion of our acquisition of Tyman plc and for further details on the measurement period adjustments, see Note 2, “Acquisition.”
Identifiable Intangible Assets
Amortizable intangible assets consisted of the following as of July 31, 2025 and October 31, 2024 (in thousands):

	July 31, 2025		October 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$506,524	$134,838	$512,131	$112,748
Trademarks and trade names	240,667	56,947	243,434	47,685
Patents and other technology	26,050	22,688	25,164	22,387
Total	$773,241	$214,473	$780,729	$182,820
We had amortization expense related to intangible assets for the three and nine months ended July 31, 2025 of $12.3 million and $29.4 million, respectively, and $2.8 million and $9.0 million for the comparable prior year periods. During the nine months ended July 31, 2025, we recorded a one-time adjustment to amortization expense of $3.5 million.
As discussed in the Restructuring section of our Nature of Operations and Basis of Presentation in Note 1, we restructured our reportable operating segments during the third quarter of 2025, which triggered the requirement to assess our goodwill for potential impairment. We did not record any impairment charges related to property, plant and equipment or intangible assets as a result of the analysis for the periods ended July 31, 2025 and October 31, 2024.
Estimated remaining amortization expense, assuming current intangible balances and no new acquisitions, for future fiscal years as of July 31, 2025 (in thousands):

Estimated Amortization Expense
2025 (remaining three months)	$9,760
2026	38,874
2027	38,874
2028	33,641
2029	33,623
Thereafter	403,996
Total	$558,768

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Debt and Finance Lease Obligations
Long-term debt consisted of the following at July 31, 2025 and October 31, 2024 (in thousands):

	July 31, 2025	October 31, 2024
Term Loan A Facility	475,000	493,750
Revolving Credit Facility	197,500	222,500
Finance lease obligations and other	61,194	60,676
Unamortized deferred financing fees	(11,776)	(13,983)
Total debt	$721,918	$762,943
Less: Current maturities of long-term debt	26,313	25,745
Long-term debt	$695,605	$737,198
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
As of July 31, 2025, we had $672.5 million borrowings outstanding under the Facilities, $11.8 million of unamortized debt issuance costs, $6.1 million of outstanding letters of credit, and $61.2 million outstanding primarily under finance leases and other debt. We had $271.4 million available for use under the Facilities at July 31, 2025. The borrowings outstanding as of July 31, 2025 under the Facilities accrue interest at 6.96% per annum, and our weighted-average borrowing rate for borrowings outstanding during the nine months ended July 31, 2025 and 2024 was 6.81% and 6.69%, respectively. We were in compliance with our debt covenants as of July 31, 2025.
8. Retirement Plans
We maintain a non-qualified deferred compensation plan covering members of the Board of Directors and certain key employees. As of July 31, 2025 and October 31, 2024, the liability associated with the deferred compensation plan was approximately $4.1 million and $4.7 million, respectively. We record the current portion of liabilities associated with these plans under the caption “Accrued liabilities,” and the long-term portion under the caption “Other liabilities” in the accompanying condensed consolidated balance sheets.
9. Income Taxes
To determine our income tax expense or benefit for interim periods, consistent with accounting standards, we apply the estimated annual effective income tax rate to year-to-date results, plus any applicable discrete items, which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statutes of limitations, tax benefits on equity compensation, and increases or decreases in valuation allowances on deferred tax assets. Our estimated annual effective tax rates from continuing operations for the nine months ended July 31, 2025 and 2024 were 2.5% and 21.2%, respectively. The difference between our estimated annual effective income tax rate and the U.S. federal statutory rate of 21% principally results from discrete tax items, U.S. state taxes, a non-U.S. tax rate differential and other permanent differences. The primary discrete item affecting the 2025 effective rate was the benefit of $10.8 million related to the goodwill impairment. The primary discrete items affecting the 2024 effective rate were the benefit of $0.4 million related to the vesting or exercise of equity-based compensation awards and a charge of $0.7 million related to the true up of the deferred tax rate.
We evaluate the likelihood of realization of our deferred tax assets by considering both positive and negative evidence. We maintain a valuation allowance for certain state net operating losses which totaled $0.2 million and $0.8 million as of July 31, 2025 and October 31, 2024, respectively. We also maintain a valuation allowance for capital losses which totaled $3.5 million and $3.3 million as of July 31, 2025 and October 31, 2024, respectively.
On July 4, 2025, the One Big Beautiful Bill Act was enacted. There were multiple business tax provisions that have an impact to the company, including a reclass of our income tax payable and deferred tax liability related to the timing differences on fixed assets depreciation.

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
Carrying amounts reported on the balance sheet for cash, cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. Our outstanding debt is variable rate debt that re-prices frequently, thereby limiting our exposure to significant change in interest rate risk. As a result, the fair value of our debt instrument approximates carrying value at July 31, 2025, and October 31, 2024 (Level 2 measurement).

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

During the nine months ended July 31, 2025, we used forward foreign exchange contracts to hedge our foreign currency exposures against the U.S. Dollar (“USD”) to Great British Pound (“GBP”) and Mexican Peso (“MXN”) to USD. We did not apply hedge accounting to our forward exchange contracts. During the nine months ended July 31, 2025 and 2024, we recognized a net gain of $0.3 million and zero, respectively, related to our forward foreign exchange contracts. As of July 31, 2025, we do not have any foreign exchange contracts outstanding.
During the nine months ended July 31, 2025, we subscribed to Bonds for the Reconstruction for a Free Argentina (“BOPREAL”) issued by the Argentine Central Banks. The BOPREAL bond subscriptions were denominated in Argentine Pesos (“ARS”) and settled in USD during the three months ended July 31, 2025, resulting in total proceeds of the BOPREAL bonds to be approximately $2.6 million after $0.1 million deduction of taxes and transaction fees. As of July 31, 2025, we do not have any BOPREAL bond subscriptions outstanding.
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
A summary of non-vested restricted stock awards activity during the nine months ended July 31, 2025 is presented below:

	Restricted Stock Awards	Weighted-Average Grant Date Fair Value per Share
Non-vested at October 31, 2024	236,800	$25.85
Granted	107,682	29.19
Vested	(84,100)	22.95
Non-vested at July 31, 2025	260,382	$28.16
The total weighted-average grant-date fair value of restricted stock awards that vested during each of the nine months ended July 31, 2025 and 2024 was $1.9 million and $1.4 million, respectively. As of July 31, 2025, total unrecognized compensation cost related to unamortized restricted stock awards was $3.7 million. We expect to recognize this expense over the remaining weighted-average vesting period of 2.0 years.
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
The following table summarizes our stock option activity for the nine months ended July 31, 2025:

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000s)
Outstanding at October 31, 2024	78,250	$19.45
Exercised	(9,300)	19.97
Outstanding at July 31, 2025	68,950	$19.38	0.8	$7
Vested at July 31, 2025	68,950	$19.38	0.8	$7
Exercisable at July 31, 2025	68,950	$19.38	0.8	$7
Intrinsic value is the amount by which the market price of the common stock on the date of exercise exceeds the exercise price of the stock option. The total intrinsic value of stock options exercised during the nine months ended July 31, 2025 and 2024 was $0.1 million and $0.4 million, respectively.
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
During the nine months ended July 31, 2025 and 2024, non-employee directors received 28,240 and 26,215 restricted stock units, respectively, at a weighted-average grant date fair value of $29.02 per share and $20.70 per share, respectively, which vested immediately. During the nine months ended July 31, 2025 and 2024, 61,206 and zero restricted stock units, which were awarded to key employees, vested, respectively, and 1,998 and zero restricted stock units were forfeited for the same periods, respectively. During the nine months ended July 31, 2025, we paid $1.4 million and $0.6 million for the comparable prior year to settle vested restricted stock units awarded to key employees and $0.6 million to a non-employee director who retired from the Board of Directors during the nine months ended July 31, 2025.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes our performance share grants and the grant date fair value for the performance metrics:

Grant Date	Shares Awarded	Grant Date Fair Value	Shares Forfeited
December 7, 2022	89,300	$23.49	4,600
December 7, 2023	72,200	$32.15	—
December 4, 2024	88,900	$29.75	—
March 1, 2025	3,000	$12.48	—
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
During the nine months ended July 31, 2025, 69,825 performance restricted stock units vested.
The performance restricted stock units are not considered outstanding shares, do not have voting rights, and are excluded from diluted weighted-average shares used to calculate earnings per share until the performance criteria is probable to result in the issuance of contingent shares. As of July 31, 2025, we have deemed 31,189 shares related to the December 2022 grant of performance restricted stock units as probable to vest.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes amounts expensed as selling, general and administrative expense related to restricted stock awards, stock options, restricted stock units, performance share awards and performance restricted stock units for the three and nine months ended July 31, 2025 and 2024 (in thousands):

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2025	2024	2025	2024
Restricted stock awards	$607	$514	$1,795	$1,333
Restricted stock units	700	39	41	1,815
Performance share awards	163	444	753	1,372
Performance restricted stock units	330	280	967	826
Total compensation expense	$1,800	$1,277	$3,556	$5,346
Treasury Shares
We record treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Shares are generally issued from treasury stock at the time of grant of restricted stock awards, upon the exercise of stock options, and upon the vesting of performance restricted stock units. On the subsequent issuance of treasury shares, we record proceeds in excess of cost as an increase in additional paid in capital. A deficiency of such proceeds relative to costs would be applied to reduce paid-in-capital associated with prior issuances to the extent available, with the remainder recorded as a charge to retained earnings. There were no charges to retained earnings during the nine months ended July 31, 2025.
The following table summarizes the treasury stock activity during the nine months ended July 31, 2025:

Nine Months Ended
July 31, 2025
Beginning Balance as of November 1, 2024	4,014,431
Restricted stock awards granted	(107,682)
Performance restricted stock units vested	(69,825)
Stock options exercised	(9,300)
Treasury stock repurchases	1,509,407
Balance at July 31, 2025	5,337,031
13. Other, net
Other, net on the condensed consolidated statements of income consisted of the following for the three and nine months ended July 31, 2025 and 2024 (in thousands):

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2025	2024	2025	2024
Foreign currency transaction gains (losses)	$949	$(38)	$118	$(94)
Foreign currency derivative gains (losses)	(546)	9,200	289	9,200
Pension service (costs) benefit	(50)	—	(39)	903
Interest income	591	300	1,678	772
Other	(89)	12	(121)	(261)
Other, net	$855	$9,474	$1,925	$10,520

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

l4. Segment Information
In our Annual Report on Form 10-K as of October 31, 2024 and our Quarterly Reports on Form 10- Q as of January 31, 2025 and April 30, 2025, respectively, we presented four reportable segments in accordance with ASC Topic 280-10-50, “Segment Reporting” (ASC 280): (1) NA Fenestration, comprising four operating segments primarily focused on the fenestration market in North America including vinyl profiles, insulating glass spacers, screens, custom compound mixing, and other fenestration components; (2) EU Fenestration, comprising our U.K.-based vinyl extrusion business, manufacturing vinyl profiles and conservatories, and the European insulating glass business manufacturing insulating glass spacers; (3) NA Cabinet Components, comprising our cabinet door and components segment; and (4) Tyman, which was acquired on August 1, 2024, comprising a leading international supplier of engineered fenestration components and access solutions to the construction industry.
During the third quarter of 2025, we restructured our reportable segments due to changes in our organizational structure and how our CODM makes key operating decisions, allocates resources and assesses the performance of our business. As a result, we now report in three operating segments: Hardware Solutions, which provides window and door hardware and screens; Extruded Solutions, which supplies insulating glass spacers, vinyl window and door profiles, seals, and weatherstripping; and Custom Solutions, which provides wood, mixing, and building access solutions. We continue to maintain a grouping called Unallocated Corporate & Other, which includes transaction expenses, stock-based compensation, long-term incentive awards based on the performance of our common stock and other factors, certain severance and legal costs not deemed to be allocable to all segments, depreciation of corporate assets, interest expense, other, net, income taxes and inter-segment eliminations, and executive incentive compensation and medical expense fluctuations relative to planned costs as determined during the annual planning process. Other general and administrative costs associated with the corporate office are allocated to the reportable segments, based upon a relative measure of profitability in order to more accurately reflect each reportable business segment's administrative costs. The accounting policies of our operating segments are the same as those used to prepare the accompanying condensed consolidated financial statements. Corporate general and administrative expense allocated during the three and nine month periods ended July 31, 2025 was $11.5 million and $29.4 million, respectively, and $6.6 million and $20.8 million for the comparable prior year periods.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Segment information for the three and nine months ended July 31, 2025 and 2024, and total assets as of July 31, 2025 and October 31, 2024 are summarized in the following table (in thousands):

	Hardware Solutions	Extruded Solutions	Custom Solutions	Unallocated Corp. & Other	Total
Three Months Ended July 31, 2025
Net sales	$227,116	$174,427	$102,264	$(8,534)	495,273
Depreciation and amortization	16,987	6,989	4,716	5,190	33,882
Operating loss	(157,445)	(24,867)	(76,093)	(12,430)	(270,835)
Capital expenditures	6,009	4,981	3,258	204	14,452
Three Months Ended July 31, 2024
Net sales	$75,460	$134,552	$72,667	$(2,334)	$280,345
Depreciation and amortization	1,225	5,460	4,211	57	10,953
Operating income (loss)	8,237	20,654	1,924	(7,373)	23,442
Capital expenditures	2,278	2,728	1,204	42	6,252
Nine Months Ended July 31, 2025
Net sales	$614,791	$478,024	$284,809	$(29,829)	$1,347,795
Depreciation and amortization	38,818	22,066	15,693	1,237	77,814
Operating (loss) income	(160,550)	14,155	(68,973)	(21,524)	(236,892)
Capital expenditures	16,305	15,004	7,519	2,168	40,996
Nine Months Ended July 31, 2024
Net sales	$204,127	$379,860	$208,201	$(6,487)	$785,701
Depreciation and amortization	3,531	16,616	12,685	167	32,999
Operating income (loss)	15,940	54,404	1,695	(20,043)	51,996
Capital expenditures	9,874	7,739	5,398	424	23,435

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables reconcile our segment presentation, as previously reported in our Quarterly Report on Form 10-Q for the three and nine months ended July 31, 2024, to the current presentation (in thousands):

	NA Fenestration	EU Fenestration	NA Cabinet Components	Unallocated Corp. & Other	Total
Three Months Ended July 31, 2024
Net sales	$170,258	$59,617	$51,448	$(978)	$280,345
Depreciation and amortization	5,194	2,609	3,093	57	10,953
Operating income (loss)	17,845	12,688	282	(7,373)	23,442
Capital expenditures	4,339	847	1,024	42	6,252

	Hardware Solutions(1)	Extruded Solutions(2)	Custom Solutions(3)	Unallocated Corp. & Other	Total
Three Months Ended July 31, 2024
Net sales	$75,460	$134,552	$72,667	$(2,334)	$280,345
Depreciation and amortization	1,225	5,460	4,211	57	10,953
Operating income (loss)	8,237	20,654	1,924	(7,373)	23,442
Capital expenditures	2,278	2,728	1,204	42	6,252

	NA Fenestration	EU Fenestration	NA Cabinet Components	Unallocated Corp. & Other	Total
Nine Months Ended July 31, 2024
Net sales	$478,027	$165,637	$145,663	$(3,626)	$785,701
Depreciation and amortization	15,887	7,705	9,240	167	32,999
Operating income (loss)	44,652	30,597	(3,209)	(20,044)	51,996
Capital expenditures	15,799	3,253	3,959	424	23,435

	Hardware Solutions(1)	Extruded Solutions(2)	Custom Solutions(3)	Unallocated Corp. & Other	Total
Nine Months Ended July 31, 2024
Net sales	$204,127	$379,860	$208,201	$(6,487)	$785,701
Depreciation and amortization	3,531	16,616	12,685	167	32,999
Operating income (loss)	15,940	54,404	1,695	(20,043)	51,996
Capital expenditures	9,874	7,739	5,398	424	23,435
(1) The Hardware Solutions segment contains a portion of the previously reported NA Fenestration segment.
(2) The Extruded Solutions segment contains a portion of the NA Fenestration segment and the EU Fenestration segment.
(3) The Custom Solutions segment contains a portion of the NA Fenestration segment and the NA Cabinet Components segment.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the change in the carrying amount of goodwill by reportable business segment for the nine months ended July 31, 2025 (in thousands):

	Hardware Solutions	Extruded Solutions	Custom Solutions	Unallocated Corp. & Other	Total
Balance as of October 31, 2024	$170,367	$243,633	$160,711	$—	$574,711
Measurement period adjustment	6,984	(9,986)	(987)	—	(3,989)
Asset impairment charge	(163,198)	(54,934)	(84,152)	—	(302,284)
Foreign currency translation adjustment	428	2,366	227	—	3,021
Balance as of July 31, 2025	$14,581	$181,079	$75,799	$—	$271,459
As a result of the impairment test performed during the three months ended July 31, 2025, we recognized non-cash goodwill impairment losses totaling $302.3 million. Of this amount, $163.2 million pertains to two out of the three reporting units within the Hardware Solutions reportable segment, $54.9 million relates to one of the four reporting units within Extruded Solutions, and $84.2 million impacts all three reporting units within the Custom Solutions reportable segment. One of the reporting units within Hardware Solutions and one reporting unit within Custom Solutions were fully impaired, resulting in seven reporting units remaining with goodwill. For further details of Goodwill, see Note 6, “Goodwill & Intangible Assets,” located herewith. See Note 2, “Acquisition”, for further details on the measurement period adjustments.
We did not allocate non-operating amounts or income tax impacts to the reportable segments. The following table reconciles operating income as reported above to net income for the three and nine months ended July 31, 2025 and 2024 (in thousands):

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2025	2024	2025	2024
Operating (loss) income	$(270,835)	$23,442	$(236,892)	$51,996
Interest expense	(14,218)	(878)	(42,344)	(2,896)
Other, net	855	9,474	1,925	10,520
Income tax benefit (expense)	8,191	(6,688)	6,934	(12,644)
Net (loss) income	$(276,007)	$25,350	$(270,377)	$46,976

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
Basic and diluted earnings per share for the three and nine months ended July 31, 2025 and 2024 were calculated as follows (in thousands, except per share data):

	Net (Loss) Income	Weighted-Average Shares	Per Share
Three Months Ended July 31, 2025
Basic and diluted loss per common share	$(276,007)	45,691	$(6.04)
Three Months Ended July 31, 2024
Basic earnings per common share	$25,350	32,876	$0.77
Effect of dilutive securities:
Stock options	—	29	—
Restricted stock awards	—	133	—
Performance restricted stock units	—	68	—
Diluted earnings per common share	$25,350	33,106	$0.77
Nine Months Ended July 31, 2025
Basic and diluted loss per common share	$(270,377)	46,395	$(5.83)
Nine Months Ended July 31, 2024
Basic earnings per common share	$46,976	32,857	$1.43
Effect of dilutive securities:
Stock options	—	34	—
Restricted stock awards	—	128	—
Performance restricted stock units	—	68	—
Diluted earnings per common share	$46,976	33,087	$1.42
We do not include equity instruments in our calculation of diluted earnings per share if those instruments would be anti-dilutive. We had anti-dilutive restricted stock award equivalents for the three and nine months ended July 31, 2025 of 37,142 and 21,538, respectively, and zero and 1,364 for the comparable prior year periods. Such dilution is dependent on the excess of the market price of our stock over the exercise price and other components of the treasury stock method.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

16. New Accounting Guidance
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standards setting bodies that we adopt as of the specified effective date. We did not adopt any new accounting pronouncements during the three and nine months ended July 31, 2025.
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

•the impairment of goodwill or our long-lived assets; and
•the resolution of litigation and other legal proceedings.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes as of July 31, 2025, and for the three and nine months ended July 31, 2025 and 2024, included elsewhere herein. For additional information pertaining to our business, including risk factors which should be considered before investing in our common stock, refer to our Annual Report on Form 10-K for the fiscal year ended October 31, 2024.
Our Business
We are a leading manufacturer and component supplier to original equipment manufacturers (OEMs) in various industries, including window, door, solar, refrigeration, custom mixing, building access, and cabinetry markets. We have organized our business into three reportable business segments: Hardware Solutions, which manufactures window and door hardware and screens; Extruded Solutions, which manufacturers insulating glass spacers, vinyl window and door profiles, seals, and weatherstripping; and Custom Solutions, which manufactures wood, mixing, and building access solutions. For additional discussion of our reportable business segments, see Note 14, “Segment Information.” We leverage efficient production and distribution processes and engineering expertise to provide our customers with specialized products for their specific hardware, extrusion, and custom applications. We believe these capabilities enhance our ability to provide value to our customers. We serve a primary customer base in North America and the United Kingdom (U.K.), and also serve customers in international markets through our operating locations in the U.K., Germany, Mexico, Canada and Italy, as well as through sales and marketing efforts in other countries.
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
During the three months ended July 31, 2025, in connection with our announced restructuring, we re-evaluated our reportable operating segment presentation and adjusted our segment structure to better align our business operations. As a result, we now report three reportable operating segments: Hardware Solutions, Extruded Solutions, and Custom Solutions. We continue to maintain a grouping called Unallocated Corporate & Other, which includes transaction expenses, stock-based compensation, long-term incentive awards based on the performance of our common stock and other factors, certain severance and legal costs not deemed to be allocable to all segments, depreciation of corporate assets, interest expense, other, net, income taxes and inter-segment eliminations, and executive incentive compensation and medical expense fluctuations relative to planned costs as determined during the annual planning process. Other general and administrative costs associated with the corporate office are allocated to the reportable segments, based upon a relative measure of profitability in order to more accurately reflect each reportable business segment's administrative costs.
Recent Transactions and Events
During the three months ended July 31, 2025, we restructured our reportable operating segments which triggered the requirement to assess our goodwill for potential impairment. The testing of our goodwill resulted in an asset impairment of $302.3 million. Of the goodwill impairment amount recorded in the third quarter, $44.8 million relates to tax-deductible goodwill, the remaining charge was not deductible for tax purposes and no deferred tax asset was recognized. For additional discussion of our goodwill, see Note 6, “Goodwill and Intangibles.” For additional information and discussion of changes in reporting units and a summary of the change in the carrying amount of goodwill by segment, see Note 14, “Segment Information.”

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
On August 1, 2024, we completed the acquisition of Tyman plc, a company incorporated in England and Wales (the “Tyman Acquisition”). The aggregate consideration due pursuant to the Tyman Acquisition at closing comprised 14,139,477 New Quanex Shares and cash consideration of approximately $504.1 million (being the Pound Sterling amount of cash consideration of £392.2 million in respect of all of the Tyman Shares converted to U.S. Dollars at an exchange rate of 1.2855). New Quanex Shares issued in connection with the Tyman Acquisition on the New York Stock Exchange took effect on August 2, 2024 and Tyman’s shares on the London Stock Exchange were canceled.
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
In July 2025, the NAHB forecasted calendar-year housing starts to be approximately 1.4 million in the 2025, 2026 and 2027 calendar-years. In May 2025, the Ducker forecast indicated that total window shipments are expected to decrease 4.3% and 1.5% in calendar-year 2025 and 2026.
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

Results of Operations
Three Months Ended July 31, 2025 Compared to Three Months Ended July 31, 2024

	Three Months Ended July 31,
	2025	2024	Change $	% Variance
	(Dollars in thousands)
Net sales	$495,273	$280,345	$214,928	77%
Cost of sales (excluding depreciation and amortization)	357,305	209,441	147,864	71%
Selling, general and administrative	71,270	36,509	34,761	95%
Restructuring charges	1,367	—	1,367	—%
Depreciation and amortization	33,882	10,953	22,929	209%
Asset impairment charges	302,284	—	302,284	—%
Operating (loss) income	(270,835)	23,442	(294,277)	(1,255)%
Interest expense	(14,218)	(878)	(13,340)	1,519%
Other, net	855	9,474	(8,619)	(91)%
Income tax benefit (expense)	8,191	(6,688)	14,879	(222)%
Net (loss) income	$(276,007)	$25,350	$(301,357)	(1,189)%
Our period-over-period results by reportable segment follow.
Changes Related to Operating Income by Reportable Segment:
Hardware Solutions

	Three Months Ended July 31,
	2025	2024	$ Change	% Variance
	(Dollars in thousands)
Net sales	$227,116	$75,460	$151,656	201%
Cost of sales (excluding depreciation and amortization)	170,282	59,092	111,190	188%
Selling, general and administrative	32,954	6,906	26,048	377%
Restructuring charges	1,140	—	1,140	—%
Depreciation and amortization	16,987	1,225	15,762	1,287%
Asset impairment charges	163,198	—	163,198	—%
Operating (loss) income	$(157,445)	$8,237	$(165,682)	(2,011)%
Operating (loss) income margin	(69)%	11%
Net Sales. Net sales increased $151.7 million, or 201%, for the three months ended July 31, 2025 compared to the same period in 2024, which was primarily driven by an increase of $150.8 million related to the acquisition of the Tyman business and a $2.3 million increase in price and raw material indexes, partially offset by a $1.4 million decrease in volumes mainly due to softer market demand driven by weaker consumer confidence.
Cost of Sales. The cost of sales increased $111.2 million, or 188%, for the three months ended July 31, 2025 compared to the same period in 2024. Cost of sales increased primarily due to the acquisition of the Tyman business and pricing and inflation of raw materials during the period partially offset by a decrease in volumes.
Selling, General and Administrative. Selling, general and administrative expenses increased $26.0 million, or 377%, for the three months ended July 31, 2025 compared to the same period in 2024. The increase is primarily due to increases in labor costs and other miscellaneous selling, general administrative costs related to the acquisition of the Tyman business costs year-over-year.
Asset impairment charges. Asset impairment charges of $163.2 million relate to goodwill impairment incurred during the three months ended July 31, 2025. For additional discussion of our goodwill, see Note 6, “Goodwill and Intangibles.” For additional information and discussion of changes in reporting units and a summary of the change in the carrying amount of goodwill by segment, see Note 14, “Segment Information.”

Extruded Solutions

	Three Months Ended July 31,
	2025	2024	$ Change	% Variance
	(Dollars in thousands)
Net sales	$174,427	$134,552	$39,875	30%
Cost of sales (excluding depreciation and amortization)	116,597	92,790	23,807	26%
Selling, general and administrative	20,740	15,648	5,092	33%
Restructuring charges	34	—	34	—%
Depreciation and amortization	6,989	5,460	1,529	28.0%
Asset impairment charges	54,934	—	54,934	—%
Operating (loss) income	$(24,867)	$20,654	$(45,521)	(220)%
Operating (loss) income margin	(14)%	15%
Net Sales. Net sales increased $39.9 million, or 30%, for the three months ended July 31, 2025 compared to the same period in 2024 primarily due an increase of $39.9 million related to the acquisition of the Tyman business, a $0.9 million increase in price and raw material indexes, and $2.6 million of favorable foreign currency rate change, partially offset by a $3.5 million decrease in volumes mainly due to softer market demand driven by weaker consumer confidence.
Cost of Sales. The cost of sales increased $23.8 million, or 26%, for the three months ended July 31, 2025 compared to the same period in 2024. Cost of sales increased primarily due to the acquisition of the Tyman business, pricing and inflation of raw materials, and foreign currency impacts, partially offset by a decrease in volumes.
Selling, General and Administrative. Selling, general and administrative expense increased $5.1 million, or 33%, for the three months ended July 31, 2025 compared to the same period in 2024. The increase is primarily due to increases in labor costs and other miscellaneous selling, general administrative costs related to the acquisition of the Tyman business costs year-over-year.
Asset impairment charges. Asset impairment charges of $54.9 million relate to goodwill impairment incurred during the three months ended July 31, 2025. For additional discussion of our goodwill, see Note 6, “Goodwill and Intangibles.” For additional information and discussion of changes in reporting units and a summary of the change in the carrying amount of goodwill by segment, see Note 14, “Segment Information.”
Custom Solutions

	Three Months Ended July 31,
	2025	2024	$ Change	Variance %
	(Dollars in thousands)
Net sales	$102,264	$72,667	$29,597	41%
Cost of sales (excluding depreciation and amortization)	77,755	59,973	17,782	30%
Selling, general and administrative	11,708	6,559	5,149	79%
Restructuring charges	26	—	26	—%
Depreciation and amortization	4,716	4,211	505	12%
Asset impairment charges	84,152	—	84,152	—%
Operating (loss) income	$(76,093)	$1,924	$(78,017)	(4,055)%
Operating (loss) income margin	(74)%	3%
Net Sales. Net sales increased $29.6 million, or 41%, for the three months ended July 31, 2025 compared to the same period in 2024, which was primarily driven by an increase of $27.4 million related to the acquisition of the Tyman business, a $1.7 million increase in price and raw material indexes, and a $0.5 million increase in volumes.
Cost of Sales. Cost of sales increased $17.8 million, or 30%, for the three months ended July 31, 2025 compared to the same period in 2024. Cost of sales increased primarily due to the acquisition of the Tyman business, pricing and inflation of raw materials during the period, and an increase in volumes.
Selling, General and Administrative. Selling, general and administrative expenses increased $5.1 million, or 79%, for the three months ended July 31, 2025 compared to the same period in 2024. The increase is primarily due to increases in labor costs and other miscellaneous selling, general administrative costs related to the acquisition of the Tyman business costs year-over-year.
Asset impairment charges. Asset impairment charges of $84.2 million relate to goodwill impairment incurred during the three months ended July 31, 2025. For additional discussion of our goodwill, see Note 6, “Goodwill and Intangibles.” For additional information and discussion of changes in reporting units and a summary of the change in the carrying amount of goodwill by segment, see Note 14, “Segment Information.”
Unallocated Corporate & Other

	Three Months Ended July 31,
	2025	2024	$ Change	Variance %
	(Dollars in thousands)
Net sales	$(8,534)	$(2,334)	$(6,200)	266%
Cost of sales (excluding depreciation and amortization)	(7,329)	(2,414)	(4,915)	204%
Selling, general and administrative	5,868	7,396	(1,528)	(21)%
Restructuring charges	167	—	167	—%
Depreciation and amortization	5,190	57	5,133	9,005%
Operating loss	$(12,430)	$(7,373)	$(5,057)	69%
Net Sales. Net sales for Unallocated Corporate & Other represents the elimination of inter-segment sales for the three months ended July 31, 2025 and 2024.
Cost of Sales. Cost of sales for Unallocated Corporate & Other consists of the elimination of inter-segment sales, profit in inventory, and other costs.
Selling, General and Administrative. Selling, general and administrative expenses decreased $1.5 million, or 21%, for the three months ended July 31, 2025 compared to the same period in 2024. This decrease is primarily attributable to a decrease in transaction and advisory fees and lower compensation expense, including the valuations of our stock-based compensation awards, partially offset by an increase in restructuring costs and medical expenses during the three months ended July 31, 2025 as compared to the prior year period.
Changes related to Non-Operating Items:
Interest Expense. Interest expense increased $13.3 million for the three months ended July 31, 2025 compared to the same period in 2024 as a result of an increase in borrowings outstanding during the three months ended July 31, 2025 as compared to the prior year period.
Income Taxes. We recorded an income tax benefit of $8.2 million on pre-tax loss of $284.2 million for the three months ended July 31, 2025, an effective rate of 2.9%, and income tax expense of $6.7 million on pre-tax income of $32.0 million for the three months ended July 31, 2024, an effective rate of 20.9%. The decrease in the effective tax rate year-over-year was primarily driven by discrete items including the asset impairment charges related to goodwill impairment.

Nine Months Ended July 31, 2025 Compared to Nine Months Ended July 31, 2024

	Nine Months Ended July 31,
	2025	2024	Change $	% Variance
	(Dollars in thousands)
Net sales	$1,347,795	$785,701	$562,094	72%
Cost of sales (excluding depreciation and amortization)	986,129	597,127	389,002	65%
Selling, general and administrative	208,253	103,579	104,674	101%
Restructuring charges	10,207	—	10,207	100%
Depreciation and amortization	77,814	32,999	44,815	136%
Asset impairment charges	302,284	—	302,284	—%
Operating (loss) income	(236,892)	51,996	(288,888)	(556)%
Interest expense	(42,344)	(2,896)	(39,448)	1,362%
Other, net	1,925	10,520	(8,595)	(82)%
Income tax benefit (expense)	6,934	(12,644)	19,578	(155)%
Net (loss) income	$(270,377)	$46,976	$(317,353)	(676)%
Our period-over-period results by reportable segment follow.
Changes Related to Operating Income by Reportable Segment:
Hardware Solutions

	Nine Months Ended July 31,
	2025	2024	$ Change	% Variance
	(Dollars in thousands)
Net sales	$614,791	$204,127	$410,664	201%
Cost of sales (excluding depreciation and amortization)	466,600	165,952	300,648	181%
Selling, general and administrative	98,570	18,704	79,866	427%
Restructuring charges	8,155	—	8,155	—%
Depreciation and amortization	38,818	3,531	35,287	999%
Asset impairment charges	163,198	—	163,198	—%
Operating (loss) income	$(160,550)	$15,940	$(176,490)	(1,107)%
Operating (loss) income margin	(26)%	8%
Net Sales. Net sales increased $410.7 million, or 201%, for the nine months ended July 31, 2025 compared to the same period in 2024, which was primarily driven by an increase of $413.4 million related to the acquisition of the Tyman business and a $6.5 million increase in price and raw material indexes, partially offset by a $9.4 million decrease in volumes mainly due to softer market demand driven by weaker consumer confidence.

Costs of Sales. The cost of sales increased $300.6 million, or 181%, for the nine months ended July 31, 2025 as compared to the same period in 2024. Cost of sales, including labor, increased primarily due to the acquisition of the Tyman business and pricing and inflation of raw materials during the period partially offset by a decrease in volumes.
Selling, General and Administrative. Selling, general and administrative expenses increased $79.9 million, or 427%, for the nine months ended July 31, 2025 as compared to the same period in 2024. The increase is primarily due to increases in labor costs and other miscellaneous selling, general administrative costs related to the acquisition of the Tyman business costs year-over-year.
Asset impairment charges. Asset impairment charges of $163.2 million relate to goodwill impairment incurred during the three months ended July 31, 2025. For additional discussion of our goodwill, see Note 6, “Goodwill and Intangibles.” For additional information and discussion of changes in reporting units and a summary of the change in the carrying amount of goodwill by segment, see Note 14, “Segment Information.”

Extruded Solutions

	Nine Months Ended July 31,
	2025	2024	$ Change	Variance %
	(Dollars in thousands)
Net sales	$478,024	$379,860	$98,164	26%
Cost of sales (excluding depreciation and amortization)	325,914	263,107	62,807	24%
Selling, general and administrative	60,921	45,733	15,188	33%
Restructuring charges	34	—	34	—%
Depreciation and amortization	22,066	16,616	5,450	33%
Asset impairment charges	54,934	—	54,934	—%
Operating income	$14,155	$54,404	$(40,249)	(74)%
Operating income margin	3%	14%
Net Sales. Net sales increased $98.2 million, or 26%, comparing the nine months ended July 31, 2025 to the same period in 2024, which was primarily due to an increase of $115.2 million related to the acquisition of the Tyman business and a $2.9 million of favorable foreign currency rate change, partially offset by a $17.9 million decrease in volumes mainly due to softer market demand driven by weaker consumer confidence and a $2.0 million decrease in price and raw material indexes.
Cost of Sales. The cost of sales increased $62.8 million, or 24%, for the nine months ended July 31, 2025 compared to the same period in 2024. Cost of sales increased primarily due to the acquisition of the Tyman business partially, offset by decrease in volumes, pricing and deflation of raw materials during the period and foreign currency impacts.
Selling, General and Administrative. Selling, general and administrative expense increased $15.2 million, or 33%, for the nine months ended July 31, 2025 compared to the same period in 2024. The increase is primarily due to increases in labor costs and other miscellaneous selling, general administrative costs related to the acquisition of the Tyman business costs year-over-year.
Asset impairment charges. Asset impairment charges of $54.9 million relate to goodwill impairment incurred during the three months ended July 31, 2025. For additional discussion of our goodwill, see Note 6, “Goodwill and Intangibles.” For additional information and discussion of changes in reporting units and a summary of the change in the carrying amount of goodwill by segment, see Note 14, “Segment Information.”
Custom Solutions

	Nine Months Ended July 31,
	2025	2024	$ Change	Variance %
	(Dollars in thousands)
Net sales	$284,809	$208,201	$76,608	37%
Cost of sales (excluding depreciation and amortization)	219,755	174,365	45,390	26%
Selling, general and administrative	34,156	19,456	14,700	76%
Restructuring charges	26	—	26	—%
Depreciation and amortization	15,693	12,685	3,008	24%
Asset impairment charges	84,152	—	84,152	—%
Operating (loss) income	$(68,973)	$1,695	$(70,668)	(4,169)%
Operating (loss) income margin	(24)%	1%
Net Sales. Net sales increased $76.6 million, or 37%, for the nine months ended July 31, 2025 compared to the same period in 2024, which was primarily due to an increase of $74.2 million related to the acquisition of the Tyman business and a $5.3 million increase in price and raw material indexes, partially offset by a $2.9 million decrease in volumes mainly due to softer market demand driven by weaker consumer confidence.
Cost of Sales. Cost of sales increased $45.4 million, or 26%, for the nine months ended July 31, 2025 compared with the same period in 2024. Cost of sales increased primarily due to the acquisition of the Tyman business and pricing and inflation of raw materials during the period partially offset by a decrease in volumes.

Selling, General and Administrative. Selling, general and administrative expense increased $14.7 million, or 76%, for the nine months ended July 31, 2025 compared to the same period in 2024. The increase is primarily due to increases in labor costs and other miscellaneous selling, general administrative costs related to the acquisition of the Tyman business costs year-over-year.
Asset impairment charges. Asset impairment charges of $84.2 million relate to goodwill impairment incurred during the three months ended July 31, 2025. For additional discussion of our goodwill, see Note 6, “Goodwill and Intangibles.” For additional information and discussion of change in reporting units and a summary of the change in the carrying amount of goodwill by segment, see Note 14, “Segment Information.”
Unallocated Corporate & Other

	Nine Months Ended July 31,
	2025	2024	$ Change	Variance %
	(Dollars in thousands)
Net sales	$(29,829)	$(6,487)	$(23,342)	360%
Cost of sales (excluding depreciation and amortization)	(26,140)	(6,297)	(19,843)	315%
Selling, general and administrative	14,606	19,686	(5,080)	(26)%
Restructuring charges	1,992	—	1,992	—%
Depreciation and amortization	1,237	167	1,070	641%
Operating loss	$(21,524)	$(20,043)	$(1,481)	7%
Net Sales. Net sales for Unallocated Corporate & Other represents the elimination of inter-segment sales for the nine months ended July 31, 2025 and 2024.
Cost of Sales. Cost of sales for Unallocated Corporate & Other consists of the elimination of inter-segment sales, profit in inventory, and other costs.
Selling, General and Administrative. Selling, general and administrative expenses decreased $5.1 million, or 26%, for the nine months ended July 31, 2025 compared to the same period in 2024. This decrease is primarily attributable to a decrease in transaction and advisory fees and lower compensation expense, including the valuations of our stock-based compensation awards, partially offset by an increase in restructuring costs and medical expenses during the nine months ended July 31, 2025 as compared to the prior year period.
Changes related to Non-Operating Items:
Interest Expense. Interest expense increased $39.4 million for the nine months ended July 31, 2025 compared to the same period in 2024 primarily as a result of higher borrowings outstanding during the nine months ended July 31, 2025 as compared to the prior year period.
Income Taxes. We recorded income tax benefit of $6.9 million on pre-tax loss of $277.3 million for the nine months ended July 31, 2025, an effective rate of 2.5%, and income tax expense of $12.6 million on a pre-tax income of $59.6 million for the nine months ended July 31, 2024, an effective rate of 21.2%. The decrease in the effective tax rate year-over-year was primarily driven by discrete items including the asset impairment charges related to goodwill impairment.
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
As of July 31, 2025, we had $66.3 million of cash and equivalents, $672.5 million outstanding under the Facilities, $6.1 million of outstanding letters of credit, and $61.2 million outstanding under finance leases and other debt. Of the $61.2 million outstanding under finance leases and other debt, $58.9 million relates to real estate leases. We had $271.4 million available for use under the Revolving Credit Agreement at July 31, 2025.
During December 2021, our Board of Directors approved a stock repurchase program that authorized the repurchase of up to $75.0 million worth of shares of our common stock. Repurchases under the program will be made in open market transactions or privately negotiated transactions, subject to market conditions, applicable legal requirements and other relevant factors. During the three months ended July 31, 2025, we purchased 100,000 shares under this program and as of July 31, 2025 we have a maximum of $33.6 million available to purchase shares under this program. The program does not have an expiration date or a limit on the number of shares that may be purchased.

We repatriated $42.4 million and $33.2 million of foreign cash during the nine months ended July 31, 2025 and 2024, respectively. We expect to repatriate excess cash moving forward and use the funds to retire debt or meet current working capital needs. In the U.K., we insure against a portion of our credit losses. We believe our business model, our current cash reserves and our strong balance sheet leave us well-positioned to manage our business and remain in compliance with our debt covenants.
Analysis of Cash Flow
The following table summarizes our cash flow results for the nine months ended July 31, 2025 and 2024:

	Nine Months Ended
	July 31,
	2025	2024
	(Dollars in thousands)
Cash provided by operating activities	$76,643	$83,333
Cash used for investing activities	$(40,635)	$(23,320)
Cash used for financing activities	$(87,379)	$(25,456)
Operating Activities. Cash provided by operating activities decreased $6.7 million for the nine months ended July 31, 2025 compared to the same period in 2024. The decrease in operating cash flow is primarily due to unfavorable changes in working capital, partially offset by an increase in net income excluding the impact of non-cash items such as asset impairment charges and depreciation and amortization. Unfavorable changes in working capital are primarily due to unfavorable changes in prepaid expenses, accounts receivable, accrued liabilities and other long-term liabilities, partially offset by favorable changes in accounts payable and inventory.
Investing Activities. Cash used for investing activities increased $17.3 million for the nine months ended July 31, 2025 compared to the same period in 2024, primarily as a result of an increase in capital expenditures during the nine months ended July 31, 2025 compared to the prior year period. Capital expenditures have increased primarily due to spending for businesses acquired in the Tyman Acquisition.

Financing Activities. Cash used for financing activities increased $61.9 million for the nine months ended July 31, 2025 compared to the same period in 2024. The change in financing cash flows is primarily as a result of an increase in the purchase of treasury shares and an increase in repayments of long-term debt.
Liquidity Requirements
Historically, our strategy for deploying cash has been to invest in organic growth opportunities, develop our infrastructure, and explore strategic acquisitions. Other uses of cash include paying cash dividends to our shareholders and repurchasing our common stock. During the nine months ended July 31, 2025 and 2024, we repatriated $42.4 million and $33.2 million, respectively, of foreign earnings from our foreign locations. We maintain cash balances in foreign countries which total $42.0 million as of July 31, 2025.
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
For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended October 31, 2024. Our critical accounting policies and estimates have not changed materially during the nine months ended July 31, 2025.
New Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standards setting bodies that we adopt as of the specified effective date. We did not adopt any new accounting pronouncements during the three and nine months ended July 31, 2025.
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
Interest Rate Risk
Our debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Based upon the balances of the variable rate debt at July 31, 2025, a hypothetical 1.0% increase or decrease in interest rates could result in approximately $6.7 million of additional pretax charges or credit to our net income per year. This sensitivity is impacted by the amount of borrowings under our credit facilities, and amounts outstanding under finance leases.
Foreign Currency Rate Risk
Our international operations have exposure to foreign currency rate risks, primarily due to fluctuations in the Euro, the British Pound Sterling (“GBP”), and the Mexican Peso (“MXN”). From time to time, we enter into foreign exchange contracts associated with our operations to manage a portion of the foreign currency rate risk. As of July 31, 2025, we have no outstanding forward foreign exchange contracts. During the nine months ended July 31, 2025 and 2024, we recognized a net gain of $0.3 million and zero, respectively, related to our forward foreign exchange contracts.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (1934 Act) as of July 31, 2025.
As previously disclosed in our Annual Report on Form 10-K for the year ended October 31, 2024, we identified a material weakness in our internal controls over financial reporting in the design and operation of controls over the preparation and review of our Statement of Cash Flows. During the nine months ended July 31, 2025, we implemented remediation efforts related to this material weakness and continue to monitor the effectiveness of these procedures. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of July 31, 2025.
As permitted under SEC rules, we have elected to exclude our recently acquired Tyman business (“Tyman”) from management’s assessment of the effectiveness of internal controls over financial reporting as of July 31, 2025. Prior to its acquisition by us on August 1, 2024, Tyman was listed publicly on the London Stock Exchange and reported financial results pursuant to International Financial Reporting Standards, and therefore was not subject to the Sarbanes-Oxley Act of 2002.
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
Changes in Internal Control over Financial Reporting
During the nine months ended July 31, 2025, we implemented additional review procedures and developed a structured non-cash transaction checklist for the Statement of Cash Flow as part of our remediation efforts. While we believe the identified material weakness will be fully remediated by our efforts, we will continue to monitor the effectiveness of our efforts and expect to conclude with our October 31, 2025 control evaluation.
Additionally, as of July 31, 2025, integration of internal controls at Tyman is in progress. Consistent with SEC guidance, management has excluded Tyman from its assessment of internal control over financial reporting for the reporting period ending April 30, 2025. We expect to complete the integration of Tyman’s financial reporting systems and internal control framework during fiscal 2025.
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
The state of relationships between other countries and the United States with respect to trade policies, government relations and tariffs may impact our business. The U.S. government has and continues to make significant changes in U.S. trade policy and has taken certain actions that could negatively impact U.S. trade, including imposing tariffs on certain goods imported into the United States. There is concern that the imposition of tariffs by the United States could result in the adoption of tariffs or retaliatory measures by other countries, leading to a global trade war. Such tariffs or retaliatory measures could raise the cost and reduce the supply of certain raw materials, such as aluminum and wood, which are critical to our ability to manufacture our products. In the event of a global trade war or regional dispute, local suppliers may choose to allocate their resources to local players in their markets and provide us with less favorable terms. Raw material shortages and price increases could cause distribution delays and increase our costs, which in turn could reduce our competitiveness and impact our ability to do business with certain counterparties.
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
During the three months ended July 31, 2025, we repurchased common stock as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs (1)	(d) Maximum US Dollars Remaining that May Yet Be Used to Purchase Shares Under the Plans or Programs (1)
May 2025	—	$—	—	$35,612,848
June 2025	—	$—	—	$35,612,848
July 2025	100,000	$20.54	100,000	$33,559,078
Total	100,000	$20.54	100,000
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
Item 5. Other Information
During the three months ended July 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 6. Exhibits
The exhibits required to be furnished pursuant to Item 6 are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANEX BUILDING PRODUCTS CORPORATION

Date:	September 5, 2025	/s/ Scott M. Zuehlke
Scott M. Zuehlke
Senior Vice President - Chief Financial Officer & Treasurer (Principal Financial Officer)

EXHIBIT INDEX
Exhibit Number	Description of Exhibits

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