Form 10-K
period 2025-10-31
Quanex Building Products CORP
filed 2025-12-12
CIK 1423221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended October 31, 2025
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     Yes  ☒    No  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐   No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of April 30, 2025, computed by reference to the closing price for the Common Stock on the New York Stock Exchange, Inc. on that date, was $748,107,510. Such calculation assumes only the registrant’s officers and directors at such date were affiliates of the registrant.
At December 3, 2025 there were outstanding 45,674,726 shares of the registrant’s Common Stock, $0.01 par value.
 _______________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed with the Commission within 120 days of October 31, 2025 are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

Unless the context indicates otherwise, references to “Quanex”, the “Company”, “we”, “us” and “our” refer to the consolidated business operations of Quanex Building Products Corporation and its subsidiaries.
Cautionary Note Regarding Forward-Looking Statements
Certain of the statements contained in this document and in documents incorporated by reference herein, including those made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking” statements as defined under the Private Securities Litigation Reform Act of 1995. Generally, the words “expect,” “believe,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. Forward looking statements are (1) all statements which address future operating performance, (2) events or developments that we expect or anticipate will occur in the future, including statements relating to volume, sales, operating income and earnings per share, and (3) statements expressing general outlook about future operating results. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our current projections or expectations. As and when made, we believe that these forward-looking statements are reasonable. However, caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date when made and there can be no assurance that such forward-looking statements will occur. We are not obligated to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In no particular order, factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to the following:
•impacts from public health issues on the economy, demand for our products or our operations, including the responses of governmental authorities to contain such public health issues;
•our ability to integrate and implement our plans, forecasts, expectations, and realize anticipated synergies with respect to the Tyman business we purchased in August 2024;
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
•our ability to remediate any material weakness that we have identified or may identify in the future that could result in material misstatements in our financial statements;
•changes in the availability or applicability of our insurance coverage;
•our ability to maintain good relationships with our suppliers, subcontractors, and key customers;
•potential future impairments of goodwill or our long-lived assets; and
•the resolution of litigation and other legal proceedings.

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

PART I
Item 1. Business.
Our Company
Quanex was incorporated in Delaware on December 12, 2007, as Quanex Building Products Corporation. We currently manufacture and distribute components for original equipment manufacturers (OEM) in the building products industry, including window, door, solar, refrigeration, custom mixing, building access, and cabinetry markets. Examples of components include energy-efficient flexible insulating glass spacers, extruded vinyl profiles, window and door screens, precision-formed metal and wood products, window and door seals, and window and door hardware. In addition, we provide certain other components and products, which include solar panel sealants, trim moldings, vinyl decking, water retention barriers, conservatory roof components, and commercial access solutions. We use cost-effective production processes and engineering expertise to provide our customers with specialized products for their specific applications. We believe these capabilities provide us with unique competitive advantages. We serve a primary customer base in North America and the U.K., and also serve customers in international markets through our operating locations in the U.K., Germany, Mexico, Canada, and Italy, as well as through sales and marketing efforts in other countries.
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
Since the spin-off in 2008, we have evolved our business by making investments in organic growth initiatives and taking a disciplined approach to new business and strategic acquisition opportunities, while disposing of non-core businesses. Most recently, on August 1, 2024, we completed our acquisition of Tyman plc, a company incorporated in England and Wales (“Tyman”). This strategic acquisition creates an enlarged group with significant cross-selling opportunities amongst a highly complementary customer base, increases the Company’s global reach by adding Tyman’s international footprint, enhances scale, optimizes the Company’s asset portfolio, and moves Quanex closer to being a comprehensive solutions provider.
As of October 31, 2025, we operated 34 manufacturing facilities located in 18 states in the U.S., 7 facilities in the U.K., 3 facilities in Mexico, 2 facilities in Italy, 1 facility in Germany, and 1 facility in Canada. These facilities feature efficient plant design and flexible manufacturing processes, enabling us to produce a wide variety of custom engineered products and components. We are able to maintain minimal levels of finished goods inventories at most locations because we typically manufacture products upon order to customer specifications. We believe the primary drivers of our operating results are residential remodeling and replacement activity and new home construction in the markets we serve.
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

The following table presents calendar-year annual housing starts information as of November 2025 from the National Association of Home Builders (NAHB) (units in thousands):

	Single-family Units		Multi-family Units		Manufactured Units
Period	Units	% Change	Units	% Change	Units	% Change	Total Units
Annual Data
2021	1,129	13%	474	20%	106	12%	1,709
2022	1,005	(11)%	547	15%	113	7%	1,665
2023	947	(6)%	473	(14)%	89	(21)%	1,509
2024	1,016	7%	355	(25)%	103	16%	1,474
Annual Data - Forecast
2025	947	(7)%	410	15%	106	3%	1,463
2026	951	—%	395	(4)%	106	—%	1,452
2027	982	3%	389	(2)%	108	2%	1,479
Ducker Worldwide LLC, a consulting and research firm, indicated in November 2025 that window shipments in the residential remodeling and replacement (R&R) market are expected to decrease approximately 5.2% and 1.9% in the calendar-years ended 2025 and 2026, respectively. Derived from reports published by Ducker, overall window shipments decreased 3.9%, new construction activity decreased 5.3%, and R&R replacement decreased 2.6%, respectively, for the trailing twelve months ended September 30, 2025.
We have noted the following trends which we believe affect our industry:
•the growth in the housing market over the past several years has been predominately in new construction which has outpaced the growth in the residential remodeling and replacement sector;
•programs in the U.S. such as Energy Star have improved customer awareness of the technological advances in window and door energy-efficiency, but the government has been reluctant to enforce stricter energy standards;
•over the past several years, supply chain disruptions and inflationary pressures related to transportation, labor, and raw materials have increased and at times have caused delays in production and higher prices;
•foreign currency rates in the U.K. and other European nations have changed significantly relative to the United States Dollar due in part fluctuations in interest rates, economic indicators, political instability, as well as other international unrest or uncertainties;
•ongoing uncertainty and turmoil related to U.S. and international tariff actions, including potential changes in tariff rates, retaliation by trading partners, and resulting volatility in material costs and supply chain planning;
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
Strategy
Our vision is to be the preferred supplier to our customers in each market we serve and exceed expectations of all stakeholders. Our strategy to achieve this vision includes the following:
•focus on profitable growth and explore markets that are synergistic with existing manufacturing capabilities and expand our market share with our customers and collaborative partnerships by providing: (1) a quality product; (2) a high level of customer service; (3) product choices at different price points; and (4) an expanded product portfolio or enhancements to existing product offerings. These enhancements may include higher thermal efficiency, enhanced functionality, improved weatherability, better appearance and best-in-class quality for our fenestration and cabinet door products;
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
•emphasize sustainability by continually looking for ways to reduce our environmental impact and carbon footprint, protect the health and safety of our employees and communities, engage diverse workers and leaders, and remain committed to doing good in our community;
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
Competition
Our products are sold under highly competitive conditions. We believe the primary competitive factors in the markets we serve include price, product quality, delivery performance, and the ability to manufacture to customer specifications. The volume of engineered building products that we sell in the U.S. represents a small percentage of annual domestic consumption. Similarly, our subsidiaries in the U.K. compete against some larger vinyl producers and smaller window manufacturers. The U.K. and International market is highly fragmented and we compete with a large number of other component suppliers. For our wood business, we believe we are the largest supplier to OEMs in the U.S., but we compete with other national and regional businesses, including OEMs who are vertically integrated.
We compete against a range of small and mid-size metal, vinyl and wood products suppliers, wood molding companies, and the in-house operations of customers who have vertically integrated fenestration operations. We also compete against insulating glass (IG) spacer manufacturing firms. IG systems are used in numerous end markets including residential housing, commercial construction, appliances and transportation, but we primarily serve the residential housing market. Competition is largely based on regional presence, custom engineering, product development, quality, service and price. Primary competitors in North America include, but are not limited to, Assa Abloy, FlexScreen, Hoppe, Interlock, Radisson Industries, RiteScreen, Roto, Screenco, ScreenFab, and Vision Hardware. Competitors in the vinyl extrusion business in the U.K. include Epwin, Eurocell, Profine U.K. Extrusions Ltd., Veka, and others. Primary competitors in the wood business in the U.S. include Appalachian Wood, Conestoga, Northern Contours, Olon, and others. Primary competitors in the U.K. and European hardware and seals businesses include Assa Abloy, GU, Hoppe, Maco, Roto, Siegenia, and Tecseal.
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

Sales Backlog
Given the short lead times involved in our business, we have a backlog of approximately $54.1 million as of October 31, 2025. As the criteria for revenue recognition has not been met with regard to sales backlog, we have not recorded revenue or deferred revenue pursuant to these sales orders.  If these sales orders result in a sale, we will record revenue in fiscal 2026 in accordance with our revenue recognition accounting policy.
Seasonal Nature of Business
Our business is impacted by seasonality. We have historically experienced lower sales for our products during the first half of our fiscal year as winter weather reduces homebuilding and home improvement activity. Our operating income tends to decline during this period of lower sales because a higher percentage of our operating expenses are fixed overhead. Our business activity generally increases in the third and fourth quarters of the fiscal year as weather conditions improve, resulting in higher relative volumes compared to the first half of the year. Expenses for labor and other costs are generally semi-variable throughout the year.
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
Environmental Compliance Costs
From time to time, we incur routine expenses and capital expenditures associated with compliance with existing environmental regulations, including control of air emissions and water discharges, and plant decommissioning costs. We have not incurred any material expenses or capital expenditures related to environmental matters during the past three fiscal years, and do not expect to incur a material amount of such costs in fiscal 2026. While we will continue to have future expenditures related to environmental matters, any such amounts are impossible to reasonably estimate at this time. Based upon our experience to date, we do not believe that our compliance with environmental requirements will have a material adverse effect on our operations, financial condition or cash flows.
Human Capital
Human capital metrics that we consider to be key to our business include employee headcount, temporary workers, health and safety, and turnover. As of October 31, 2025, we had 7,071 full-time employees located throughout our global organization. Generally, the total number of employees of Quanex and its subsidiaries does not significantly fluctuate throughout the year.
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
General geopolitical instability and the responses to it, such as the possibility of sanctions, trade restrictions and changes in tariffs, and the possibility of additional tariffs, non-tariff barriers or other trade restrictions between the United States and other countries where we might in the future manufacture, distribute or sell products, could adversely impact our business. If the cost of our raw materials increases, or if we are unable to procure the necessary raw materials required to manufacture our products, then we could experience a negative impact on our operating results, profitability, customer relationships, and future cash flows.
Company Risks
We may identify new or additional material weakness or weaknesses in our internal control over financial reporting which may, if not remediated, result in material misstatements in our financial statements.
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. It is possible that we may identify vulnerabilities with respect to our internal controls. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As disclosed in Item 9A, “Controls and Procedures,” our controls and procedures were not effective as a result of a material weakness in internal controls over financial reporting as of October 31, 2024. The material weakness was specifically related to the design and operation of the controls over the preparation and review of the statement of cash flows. Throughout 2025, the Company continued to implement a remediation plan designed to address this material weakness. However, this material weakness continued to exist as of October 31, 2025 and will not be considered remediated until such time as management designs and implements effective controls that operate for a sufficient period of time and concludes through testing, that these controls are effective. If additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected. If we are unable to maintain effective internal control over financial reporting, our financial statements may contain material misstatements and we could be required to restate our financial results. If our financial statements are not filed on a timely basis or we are required to restate our financial results, we could be in violation of covenants contained in the agreements governing our debt and other borrowings.
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

Our business, financial condition, and results of operations could be adversely affected by disruptions in the global economy caused by the continued conflicts in Ukraine and Gaza.
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
Our revenues could decline or we may lose business if our customers vertically integrate their operations, diversify their supplier base, transfer manufacturing capacity to other regions, or respond to operational challenges in our business.
Certain of our businesses or product lines are largely dependent on a relatively few large customers. Although we believe we have an extensive customer base, if we were to lose one of these large customers or if one such customer were to materially reduce its purchases as a result of vertical integration, supplier diversification, a shift in regional focus, or concerns related to operational challenges, our revenue, general financial condition and results of operations could be adversely affected.
Our goodwill and indefinite-lived intangible assets may become impaired and could result in a charge to income.
We evaluate our goodwill and indefinite-lived intangible assets at least annually to determine whether we must test for impairment. In making this assessment, we must use judgment to make estimates of future operating results and appropriate residual values. Actual future operating results and residual values associated with our operations could differ significantly from these estimates, which may result in an impairment charge in a future period, resulting in a decrease in net income from operations in the year of the impairment, as well as a decline in our recorded net worth. In the third quarter of 2025, we tested goodwill for impairment as a result of the restructuring. The testing of our goodwill resulted in an goodwill impairment of $302.3 million. Goodwill totaled $271.3 million at October 31, 2025. The results of goodwill impairment testing are described in the accompanying notes to the audited financial statements, Note 7, “Goodwill and Intangible Assets” of the accompanying financial statements in this Annual Report on Form 10-K.
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
We cannot provide assurance that we will successfully manage or integrate acquisition targets once we have purchased them, including Tyman.  If we acquire a business for which we do not fully understand or appreciate the specific business or operational risks, if we overvalue or fail to conduct effective due diligence on an acquisition, or if we fail to effectively and efficiently integrate a business that we acquire, then there could be a material adverse effect on our ability to achieve the projected growth and cash flow goals associated with the new business, which could result in an overall material adverse effect on our long-term profitability or revenue generation.

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
If an epidemic or pandemic disrupts the worldwide economy, or if similar widespread disease outbreaks occur in the future, our business, financial condition and results of operations could be negatively affected to the extent such event harms the economy or region in which we operate.
Our business could be materially and adversely affected by the occurrence of a widespread health epidemic or pandemic or governmental imposition of mandatory or voluntary closures in areas where our manufacturing facilities, suppliers or customers are located, could severely disrupt our operations and result in (a) plant slowdowns or shutdowns, (b) difficulty obtaining necessary supplies, and (c) reduced customer orders and revenues. In addition to this potential direct impact on our facilities and operations, continuing outbreaks could negatively impact our industry and end markets as a whole, or result in a longer-term economic recession. Any of these factors could negatively affect our business, financial condition, cash flows, profitability, and results of operations.
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

We may not have the right personnel in place to achieve our operating goals, and the location of some of our operations may make it difficult to locate or hire highly skilled employees.
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
Changes in climate and extreme weather events could disrupt our supply chain, decrease customer demand for our products, or damage our manufacturing facilities.
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
We are authorized to issue, without stockholder approval, 1,000,000 shares of preferred stock, no par value, in one or more series, which may give other stockholders dividend, conversion, voting, and liquidation rights, among other rights, which may be superior to the rights of holders of our common stock. The issuance of additional equity securities or securities convertible into equity securities would result in dilution of existing stockholders' equity interests. Our Board of Directors has no present intention to issue any such preferred shares, but has the right to do so in the future. In addition, we were authorized, by prior stockholder approval, to issue up to 125,000,000 shares of our common stock, $0.01 par value per share, of which 51,211,469 were issued at October 31, 2025. These authorized shares can be issued, without stockholder approval, as securities convertible into either common stock or preferred stock.
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

Item 2. Properties.
The following table lists our principal properties by location, general character and use as of October 31, 2025.

Location	Character and Use of Property
Executive Offices
Houston, Texas*	Executive corporate office
Hardware Solutions
Rice Lake, Wisconsin	Screens & fenestration products
Sioux Falls, South Dakota*	Hardware products
Budrio, Italy	Hardware products
Owatonna, Minnesota	Hardware products
Wolverhampton, United Kingdom*	Hardware products
Juarez, Mexico*	Hardware products
Monterrey, Mexico*	Hardware products
Extruded Solutions
Derbyshire, United Kingdom*	Vinyl profiles
Heinsberg, Germany*	Glass spacers
Kent, Washington*	Vinyl profiles
Statesville, NC*	Seals
Custom Solutions
Cambridge, Ohio*	Mixing solutions
St. Cloud, Minnesota	Wood solutions
* These locations are leased as of October 31, 2025.
In addition to the locations identified above, our Hardware Solutions Segment maintains 27 additional facilities for the manufacture and distribution of engineered window and door hardware, screens, and other fenestration components, our Extruded Solutions Segment maintains 9 additional locations for the production of insulating-glass spacers, vinyl and composite profiles, and sealing solutions used in the fabrication of windows, doors, conservatories, roofs, and related building applications, and our Custom Solutions Segment maintains 16 additional locations to manufacture engineered product solutions across wood, metal, and elastomeric materials.
We believe our operating properties are in good condition and well maintained, and are generally suitable and adequate to carry on our business. In fiscal 2025, on a consolidated basis, our facilities operated at approximately 58% of machine capacity. This capacity utilization is subject to variability by product line, seasonality, location, labor shortages and supply chain interruptions.
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
On September 19, 2025, a purported shareholder class action lawsuit against the Company and two of its officers was filed in federal court in the Southern District of Texas, titled Zanol v. Quanex Building Products Corporation et al, Case No. 4:25-cv-04453. The suit alleges certain violations of federal securities laws related to public disclosures made by the Company in 2025 principally related to our window and door operations in Mexico and seeks unspecified damages. While the ultimate outcome of any legal matter cannot be predicted with certainty, the Company strongly believes that this complaint is without merit, intends to vigorously defend itself and its officers against the allegations, and maintains insurance coverage for such matters. At present, the Company cannot reasonably estimate a range of loss, if any, for this action based on its early stage and the information available to the Company, and accordingly, the Company has not accrued any liability associated with this action.
For discussion of environmental issues, see Item 1, “Business - Environmental and Employee Safety Matters,” discussed elsewhere in this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures.
Not Applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock has been listed on the New York Stock Exchange under the ticker symbol NX since April 24, 2008. Electronic copies of our public filings are available on the Securities and Exchange Commission's website (www.sec.gov). There were approximately 2,587 holders of our common stock (excluding individual participants in securities positions listings) on record as of December 3, 2025.
Equity Compensation Plan Information
The following table summarizes certain information regarding equity compensation to our employees, officers and directors under equity compensation plans as of October 31, 2025:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	282,250	$19.38	2,255,404
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
Issuer Purchases of Equity Securities
During December 2021, our Board of Directors approved a stock repurchase program that authorized the repurchase of up to $75.0 million worth of shares of our common stock. Repurchases under the new program will be made in open market transactions or privately negotiated transactions, subject to market conditions, applicable legal requirements and other relevant factors. During the years ended October 31, 2025, 2024, and 2023, we purchased 1,709,119, zero, and 275,000 shares, respectively, at a cost of $32.4 million, zero, and $5.6 million, respectively, under these programs. As of October 31, 2025 we had a maximum of $30.4 million available to purchase shares under this program. This program does not have an expiration date or a limit on the number of shares that may be purchased.

Stock Performance Graph
The following chart represents a comparison of the five year total return of our common stock to the Standard & Poor’s 600 Building Products Industry Index (S&P 600 Building Products), the Russell 2000 Index, and a peer group index selected by us, which includes companies offering similar products and services to ours. The companies in our peer group for the year ended October 31, 2025 are AAON Inc., American Woodmark Corporation, Apogee Enterprises Inc., Armstrong World Industries, CSW Industrials Inc., Fortune Brands, Gibraltar Industries Inc., Griffon Corporation, Hillenbrand, Inc., Insteel Industries Inc., JELD-WEN Holding, Inc., Kennametal Inc, L.B. Foster Company, Masonite International Corp., MasterBrand, Inc., Mueller Water Products, Inc., Resideo Technologies, Inc., Simpson Manufacturing Co., Inc., and Trex Company, Inc.

INDEXED RETURNS	For the Years Ended
Company Name / Index	10/31/2020	10/31/2021	10/31/2022	10/31/2023	10/31/2024	10/31/2025
Quanex Building Products Corporation	$100.00	$115.38	$125.20	$153.72	$168.13	$83.57
S&P 600 Building Products	$100.00	$143.76	$132.53	$148.27	$221.53	$248.52
Russell 2000 Index	$100.00	$150.80	$122.84	$112.32	$150.59	$172.30
Peer Group	$100.00	$140.46	$97.90	$109.74	$164.72	$152.83

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis contains forward-looking statements based on our current assumptions, expectations, estimates and projections about our business and the homebuilding industry, and therefore, it should be read in conjunction with our consolidated financial statements and related notes thereto, as well as our “Cautionary Note Regarding Forward-Looking Statements” discussed elsewhere within this Annual Report on Form 10-K. Actual results could differ from our expectations due to several factors which include, but are not limited to: the impact of market price and demand for our products, economic and competitive conditions, capital expenditures, new technology, regulatory changes and other uncertainties. For a listing of potential risks and uncertainties which impact our business and industry, see “Item 1A. Risk Factors.” Unless otherwise required by law, we undertake no obligation to publicly update any forward-looking statements, even if new information becomes available or other events occur in the future.
Our Business
We are a leading manufacturer and component supplier to original equipment manufacturers (OEMs) in the building products industry, including window, door, solar, refrigeration, custom mixing, building access, and cabinetry markets. The majority of these components can be categorized as window and door components and kitchen and bath cabinet components. Examples of window and door components include energy-efficient flexible insulating glass spacers, extruded vinyl profiles, window and door screens, precision-formed metal and wood products, window and door seals, and window and door hardware. In addition, we provide certain other components and products, which include solar panel sealants, trim moldings, vinyl decking, water retention barriers, conservatory roof components, and commercial access solutions. We use cost-effective production processes and engineering expertise to provide our customers with specialized products for their specific applications. We believe these capabilities provide us with unique competitive advantages. We serve a primary customer base in North America and the U.K., and also serve customers in international markets through our operating locations in the U.K., Germany, Mexico, Canada, and Italy, as well as through sales and marketing efforts in other countries.
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
In connection with the Tyman acquisition, we re-evaluated our reportable segment presentation during the third quarter of 2025 and adjusted our segment structure to better align our business operations. As a result, we now report three reportable segments: Hardware Solutions, which provides window and door hardware and screens; Extruded Solutions, which supplies insulating glass spacers, vinyl window and door profiles, seals, and weatherstripping; and Custom Solutions, which provides wood, mixing, and building access solutions. We continue to maintain a grouping called Unallocated Corporate & Other, which includes transaction expenses, stock-based compensation, long-term incentive awards based on the performance of our common stock and other factors, certain severance and legal costs not deemed to be allocable to all segments, depreciation of corporate assets, interest expense, other, net, income taxes and inter-segment eliminations, and executive incentive compensation and medical expense fluctuations relative to planned costs as determined during the annual planning process. Other corporate general and administrative costs have been allocated to the reportable business segments, based upon each segment’s relative operating activity. The accounting policies of our operating segments are the same as those used to prepare our accompanying consolidated financial statements. Corporate general and administrative expenses allocated during the years ended October 31, 2025, 2024 and 2023 were $40.3 million, $27.3 million, and $23.5 million, respectively.
On November 1, 2022, we entered into an Asset Purchase Agreement with LMI (the “LMI Acquisition”) and the equity owners of LMI, Lauren International, Ltd. and Meteor-US-Beteiligungs GMBH whereby we acquired substantially all of the operating assets comprising LMI’s polymer mixing and rubber compound production business and also assumed certain liabilities. LMI is included within our Custom Solutions reportable segment. As consideration for the LMI Acquisition, we paid $91.3 million in cash utilizing funds borrowed under our Credit Facility.

Recent Transactions and Events
We restructured our reportable segments during the third quarter of 2025, which triggered the requirement to assess our goodwill for potential impairment. The testing of our goodwill resulted in a goodwill impairment of $302.3 million, in significant part driven by the prolonged decline in our stock price through the testing date as a result of weaker consumer confidence and high levels of uncertainty across the industry. Of the goodwill impairment amount recorded in the third quarter, $44.8 million relates to tax-deductible goodwill, the remaining charge was not deductible for tax purposes and no deferred tax asset was recognized. For additional discussion of our goodwill, see Note 7, “Goodwill and Intangibles.” For additional information and discussion of changes in reporting units and a summary of the change in the carrying amount of goodwill by segment, see Note 17, “Segment Information.”
We are monitoring the rapidly evolving tariff and global trade policies and we are working with our suppliers to mitigate potential impacts on our business. The extent and duration of the tariffs and the resulting impact on general economic conditions on our business are uncertain and depend on various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions that may be granted, availability and cost of alternative sources of supply and demand for our products in affected markets. While the tariff situation remains fluid, we generally expect to pass along costs associated with tariffs to our customers through contractual or pricing mechanisms.
U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions, including the ongoing military conflicts in Ukraine and Gaza. Although the length and impact of these ongoing military conflicts remain unpredictable, the conflicts can continue to lead to market or operational disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions.
Geopolitical tensions and their impacts on the global economy, including inflation and the price of raw materials, supply chain disruptions, and the volatility in interest rates including home mortgage rates, are unpredictable and there may be developments outside our control requiring us to adjust our operating plan.
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
In November 2025, the NAHB forecasted calendar-year housing starts (excluding manufactured units) to be 1.4 million in the 2025, 1.3 million in the 2026, and 1.4 million in the 2027 calendar-years. The November 2025 Ducker forecast indicated that window shipments in the R&R market are expected to decrease approximately 5.2% and 1.9% in the calendar-years ended 2025 and 2026, respectively, and window shipments in the new construction market are expected to decrease 5.0% and 0.8% in the calendar-years ended 2025 and 2026, respectively, resulting in overall window shipment decline of 5.1% in 2025 and 1.4% in 2026. Derived from reports published by Ducker, overall window shipments decreased 3.9%, new construction activity decreased 5.3% and R&R replacement decreased 2.6%, respectively, for the trailing twelve months ended September 30, 2025.
Our Hardware Solutions segment manufactures engineered window and door hardware, screens, and other fenestration components primarily serving the residential and light-commercial building markets. The majority of segment revenue is generated in North America, and as such, domestic housing starts and R&R activity remain the primary demand drivers. Long-term secular trends, including a structural undersupply of U.S. housing, an aging housing stock, and increasing home equity, are expected to support sustained demand for window and door replacement. Internationally, the segment serves a broad customer base of OEMs and distributors across Europe and Asia, where government incentives for energy efficiency and renovation activity are expected to support steady replacement demand over the medium term.
Our Extruded Solutions segment manufactures insulating-glass spacers, vinyl and composite profiles, and sealing solutions used in the fabrication of windows, doors, conservatories, roofs, and related building applications. This segment operates across North America and Europe, and its results are influenced by housing starts, energy-efficiency standards, and renovation activity in those regions. In the U.S., demand for insulating-glass spacers and vinyl profiles is supported by increasing adoption of high-performance window systems that improve thermal performance. In the U.K. and continental Europe, our vinyl business serves window fabricators and distributors with a broad offering of vinyl extrusions, decking, and roofing systems. The European market continues to benefit from government-sponsored retrofit programs and EU directives targeting energy efficiency and sustainability in existing building stock.
Our Custom Solutions segment delivers a diverse range of engineered product solutions across wood, metal, and elastomeric materials that serve residential, commercial, and industrial end markets. The segment’s portfolio includes interior building components, specialty access systems, and custom-formulated compounds designed for highly technical applications. Demand for these products is driven by overall levels of construction and remodeling activity, as well as broader trends in manufacturing, infrastructure investment, and industrial production. The segment’s ability to offer customized, high-performance solutions tailored to specific customer requirements positions it to participate in both residential and commercial growth cycles, while providing diversification beyond traditional fenestration markets.
Our business is seasonal, as inclement weather during the winter months tends to slow construction and installation activity for exterior building products.
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
The global economy remains uncertain due to currency devaluations, political unrest, terror threats, and the political landscape in the U.S. These and other macro-economic factors have impacted the global financial markets, which may have contributed to significant changes in foreign currencies. We continue to monitor our exposure to changes in exchange rates.
Comparison of the fiscal years ended October 31, 2025 and 2024
This table sets forth our consolidated results of operations for the twelve-month periods ended October 31, 2025 and 2024.

	For the Years Ended October 31,
	2025	2024	$ Change	% Change
	(Dollars in thousands)
Net sales	$1,837,641	$1,277,862	$559,779	44%
Cost of sales (excluding depreciation and amortization)	1,338,413	972,238	366,175	38%
Selling, general and administrative	277,261	190,470	86,791	46%
Restructuring charges	10,191	—	10,191	—%
Depreciation and amortization	103,444	60,328	43,116	71%
Goodwill impairment charges	302,284	—	302,284	—%
Operating income	(193,952)	54,826	(248,778)	(454)%
Interest expense	(55,812)	(20,593)	(35,219)	(171)%
Other, net	7,171	7,849	(678)	(9)%
Income tax benefit (expense)	(8,213)	(9,023)	810	9%
Net (loss) income	$(250,806)	$33,059	$(283,865)	(859)%
Our year-over-year results by reportable segment follow.

Changes Related to Operating Income by Reportable Segment:
Hardware Solutions

	For the Years Ended October 31,
	2025	2024	$ Change	% Change
	(Dollars in thousands)
Net sales	$841,674	$427,839	$413,835	97%
Cost of sales (excluding depreciation and amortization)	635,481	349,379	286,102	82%
Selling, general and administrative	128,009	51,564	76,445	148%
Restructuring charges	7,936	—	7,936	—%
Depreciation and amortization	51,681	16,580	35,101	212%
Goodwill impairment charges	163,198	—	163,198	—%
Operating (loss) income	$(144,631)	$10,316	$(154,947)	(1,502)%
Operating (loss) income margin	(17)%	2%
Net Sales. Net sales increased $413.8 million, or 97%, for the twelve months ended October 31, 2025 compared to the same period in 2024. The increase was primarily driven by $411.5 million of incremental sales from the Tyman acquisition, as well as a $4.6 million increase attributable to price and raw material index adjustments, and a $2.5 million favorable impact from foreign currency rate change. These increases were partially offset by a $4.8 million decrease in volumes, reflecting softer market demand driven by weaker consumer confidence.
Cost of Sales. Cost of sales increased $286.1 million, or 82%, for the twelve months ended October 31, 2025 compared to the same period in 2024. Cost of sales, including labor, increased primarily due to the inclusion of Tyman’s operations, as well as inflationary increases in raw materials, pricing impacts, and foreign currency movement. These increases were partially offset by lower volumes during the period.
Selling, General and Administrative. Our selling, general and administrative expenses increased by $76.4 million, or 148%, for the twelve months ended October 31, 2025 compared to the same period in 2024. This increase is primarily due to increases in labor costs and other miscellaneous selling and general administrative costs related to the acquisition of the Tyman business costs year-over-year.
Restructuring Charges. Restructuring charges of $7.9 million incurred during the year ended October 31, 2025 primarily relate to the restructuring of our operating segments. For additional discussion of the structuring, see the “restructuring” section of Note 1, “Nature of Operations, Basis of Presentation and Significant Accounting Policies”.
Goodwill impairment charges. Goodwill impairment charges of $163.2 million relate to goodwill impairment incurred during the year ended October 31, 2025. For additional discussion of our goodwill, see Note 7, “Goodwill and Intangibles.” For additional information and discussion of changes in reporting units and a summary of the change in the carrying amount of goodwill by segment, see Note 17, “Segment Information.”
Extruded Solutions

	For the Years Ended October 31,
	2025	2024	$ Change	% Change
	(Dollars in thousands)
Net sales	$646,627	$559,995	$86,632	15%
Cost of sales (excluding depreciation and amortization)	440,141	389,760	50,381	13%
Selling, general and administrative	83,716	58,100	25,616	44%
Restructuring charges	34	—	34	—%
Depreciation and amortization	29,204	25,119	4,085	16%
Goodwill impairment charges	54,934	—	54,934	—%
Operating income	$38,598	$87,016	$(48,418)	(56)%
Operating income margin	6%	16%
Net Sales. Net sales increased $86.6 million, or 15%, when comparing the twelve months ended October 31, 2025 compared to the same period in 2024. The increase was primarily driven by $115.4 million of incremental sales from the

Tyman acquisition and a $5.4 million favorable impact from foreign currency rate change. These increases were partially offset by a $32.5 million decline in volumes, reflecting softer demand in certain end markets, and a $1.7 million decrease related to price and surcharge activity.
Cost of Sales. The cost of sales increased $50.4 million, or 13%, for the twelve months ended October 31, 2025 compared to the same period in 2024. Cost of sales increased primarily due to the inclusion of Tyman’s operations and inflationary pressures on raw materials and foreign currency impacts. These increases were partially offset by lower production volumes during the period.
Selling, General and Administrative. Our selling, general and administrative expense increased $25.6 million, or 44%, for the twelve months ended October 31, 2025 compared to the same period in 2024. The increase is primarily due to increases in labor costs and other miscellaneous selling and general administrative costs related to the acquisition of the Tyman business costs year-over-year.
Goodwill impairment charges. Goodwill impairment charges of $54.9 million relate to goodwill impairment incurred during the year ended October 31, 2025. For additional discussion of our goodwill, see Note 7, “Goodwill and Intangibles.” For additional information and discussion of changes in reporting units and a summary of the change in the carrying amount of goodwill by segment, see Note 17, “Segment Information.”
Custom Solutions

	For the Years Ended October 31,
	2025	2024	$ Change	% Change
	(Dollars in thousands)
Net sales	$388,210	$309,441	$78,769	25%
Cost of sales (excluding depreciation and amortization)	298,316	252,111	46,205	18%
Selling, general and administrative	48,273	31,068	17,205	55%
Restructuring charges	205	—	205	100%
Depreciation and amortization	21,248	18,348	2,900	16%
Goodwill impairment charges	84,152	—	84,152	—%
Operating (loss) income	$(63,984)	$7,914	$(71,898)	(908)%
Operating (loss) income margin	(16)%	3%
Net Sales. Net sales increased $78.8 million, or 25%, for the twelve months ended October 31, 2025 compared to the same period in 2024. The increase was primarily attributable to $74.1 million of incremental sales from the Tyman acquisition, as well as a $6.9 million increase in pricing and surcharge activity and a $0.2 million favorable foreign currency rate change. These increases were partially offset by a $2.4 million decline in volumes driven by softer customer demand.
Cost of Sales. The cost of sales increased $46.2 million, or 18%, for the twelve months ended October 31, 2025 compared to the same period in 2024, primarily driven by the addition of Tyman’s operations, as well as higher raw material prices and pricing-related cost impacts. These increases were partially offset by reduced volumes in the period.
Selling, General and Administrative. Our selling, general and administrative expense increased $17.2 million, or 55%, for the twelve months ended October 31, 2025 compared to the same period in 2024. The increase is primarily due to increases in labor costs and other miscellaneous selling and general administrative costs related to the acquisition of the Tyman business costs year-over-year.

Goodwill impairment charges. Goodwill impairment charges of $84.2 million relate to goodwill impairment incurred during the year ended October 31, 2025. For additional discussion of our goodwill, see Note 7, “Goodwill and Intangibles.” For additional information and discussion of changes in reporting units and a summary of the change in the carrying amount of goodwill by segment, see Note 17, “Segment Information.”
Unallocated Corporate & Other

	For the Years Ended October 31,
	2025	2024	$ Change	% Change
	(Dollars in thousands)
Net sales	$(38,870)	$(19,413)	$(19,457)	100%
Cost of sales (excluding depreciation and amortization)	(35,525)	(19,012)	(16,513)	87%
Selling, general and administrative	17,263	49,738	(32,475)	(65)%
Restructuring charges	2,016	—	—	—%
Depreciation and amortization	1,311	281	1,030	367%
Operating loss	$(23,935)	$(50,420)	$28,501	(57)%
Net Sales. Net sales for Unallocated Corporate & Other represents the elimination of inter-segment sales for the twelve months ended October 31, 2025 and 2024.
Cost of Sales. Cost of sales for Corporate & Other consists of the elimination of inter-segment sales, profit in inventory, and other costs.
Selling, General and Administrative. Our selling, general and administrative unallocated expenses decreased $32.5 million, or 65%, for the twelve months ended October 31, 2025 compared to the same period in 2024. This decrease is primarily attributable to a decrease in transaction and advisory fees and lower compensation expense, including the valuations of our stock-based compensation awards, partially offset by an increase in restructuring costs and medical expenses year-over-year.
Restructuring Charges. Restructuring charges of $2.0 million incurred during the year ended October 31, 2025 primarily relate to the restructuring of our operating segments. For additional discussion of the structuring, see the “restructuring” section of Note 1, “Nature of Operations, Basis of Presentation and Significant Accounting Policies”.
Changes Related to Non-Operating Items:
Interest Expense. Interest expense increased $35.2 million, or 171%, for the twelve months ended October 31, 2025 compared to the same period in 2024 primarily as result of an increase in borrowings related to the Tyman acquisition during the year ended October 31, 2025 compared to the prior year period.
Other, net. Other income decreased $0.7 million for the twelve months ended October 31, 2025 compared to other income in the same period in 2024. The decrease is primarily due to foreign currency derivative gains which occurred in the prior year partially offset by an increase in currency transaction gains in the current year.
Income Taxes. We recorded income tax expense of $8.2 million on pre-tax loss of $242.6 million for the twelve months ended October 31, 2025, an effective rate of 3.4%, and income tax expense of $9.0 million on pre-tax income of $42.1 million for the twelve months ended October 31, 2024, an effective rate of 21.4%. The October 31, 2025 effective rate is lower than the U.S. federal statutory rate of 21% primarily due to the impact of the goodwill impairment, U.K. patent box benefit, foreign tax credit, and change in the valuation allowance. The effective rate for the twelve months ended October 31, 2024 was impacted due to state and local income tax, non U.S. income inclusion, and nondeductible expenses, offset by the U.K. patent box benefit, foreign tax credit, and change in the valuation allowance.

Comparison of the fiscal years ended October 31, 2024 and 2023
This table sets forth our consolidated results of operations for the twelve-month periods ended October 31, 2024 and 2023.

	For the Years Ended October 31,
	2024	2023	$ Change	% Change
	(Dollars in thousands)
Net sales	$1,277,862	$1,130,583	$147,279	13%
Cost of sales (excluding depreciation and amortization)	972,238	853,059	119,179	14%
Selling, general and administrative	190,470	123,957	66,513	54%
Depreciation and amortization	60,328	42,866	17,462	41%
Operating income	54,826	110,701	(55,875)	(50)%
Interest expense	(20,593)	(8,136)	(12,457)	(153)%
Other, net	7,849	(5,519)	13,368	(242)%
Income tax expense	(9,023)	(14,545)	5,522	38%
Net income	$33,059	$82,501	$(49,442)	(60)%
Changes Related to Operating Income by Reportable Segment:
Hardware Solutions

	For the Years Ended October 31,
	2024	2023	$ Change	% Change
	(Dollars in thousands)
Net sales	$427,839	$296,959	$130,880	44%
Cost of sales (excluding depreciation and amortization)	349,379	239,505	109,874	46%
Selling, general and administrative	51,564	21,608	29,956	139%
Depreciation and amortization	16,580	3,968	12,612	318%
Operating income	$10,316	$31,878	$(21,562)	(68)%
Operating income margin	2%	11%
Net Sales. Net sales increased $130.9 million, or 44%, for the twelve months ended October 31, 2024 compared to the same period in 2023, which was primarily driven by an increase of $148.5 million related to the acquisition of the Tyman business and a $5.3 million increase in price and raw material indexes, partially offset by a $22.9 million decrease in volumes mainly due to softer market demand driven by weaker consumer confidence.
Cost of Sales. Cost of sales increased $109.9 million, or 46%, for the twelve months ended October 31, 2024 compared to the same period in 2023. Cost of sales, including labor, increased primarily due to the acquisition of the Tyman business and pricing and inflation of raw materials during the period partially offset by a decrease in volumes.
Selling, General and Administrative. Our selling, general and administrative expenses increased by $30.0 million, or 139%, for the twelve months ended October 31, 2024 compared to the same period in 2023. This increase was primarily due to increases in labor costs and other miscellaneous selling, general administrative costs related to the acquisition of the Tyman business costs year-over-year.

Extruded Solutions

	For the Years Ended October 31,
	2024	2023	$ Change	% Change
	(Dollars in thousands)
Net sales	$559,995	$544,585	$15,410	3%
Cost of sales (excluding depreciation and amortization)	389,760	378,791	10,969	3%
Selling, general and administrative	58,100	62,349	(4,249)	(7)%
Depreciation and amortization	25,119	22,351	2,768	12%
Operating income	$87,016	$81,094	$5,922	7%
Operating income margin	16%	15%
Net Sales. Net sales increased $15.4 million, or 3%, when comparing the twelve months ended October 31, 2024 compared to the same period in 2023, which was primarily driven by an increase of $38.5 million related to the acquisition of the Tyman business and a $2.5 million of favorable foreign currency rate change, partially offset by a $20.0 million decrease in volumes mainly due to softer market demand driven by weaker consumer confidence and a $6.0 million decrease in price and raw material indexes.
Cost of Sales. The cost of sales increased $11.0 million, or 3%, for the twelve months ended October 31, 2024 compared to the same period in 2023. Cost of sales increased primarily due to the acquisition of the Tyman business and foreign currency impacts; partially offset by decreases in volumes, pricing and deflation of raw materials during the period.
Selling, General and Administrative. Our selling, general and administrative expense decreased $4.2 million, or 7%, for the twelve months ended October 31, 2024 compared to the same period in 2023. The decrease was primarily due the gain on disposition of capital assets during the twelve months ended October 31, 2024 partially offset by increases in labor costs and other miscellaneous selling, general and administrative costs related to the acquisition of the Tyman business costs year-over-year.
Custom Solutions

	For the Years Ended October 31,
	2024	2023	$ Change	% Change
	(Dollars in thousands)
Net sales	$309,441	$298,361	$11,080	4%
Cost of sales (excluding depreciation and amortization)	252,111	244,026	8,085	3%
Selling, general and administrative	31,068	24,834	6,234	25%
Depreciation and amortization	18,348	16,277	2,071	13%
Operating income	$7,914	$13,224	$(5,310)	(40)%
Operating income margin	3%	4%
Net Sales. Net sales increased $11.1 million, or 4%, for the twelve months ended October 31, 2024 compared to the same period in 2023, which was primarily driven by an increase of $25.8 million related to the acquisition of the Tyman business, partially offset by an $11.2 million decrease in volumes mainly due to softer market demand driven by weaker consumer confidence and a $3.5 million decrease in price and raw material indexes.
Cost of Sales. The cost of sales increased $8.1 million, or 3%, for the twelve months ended October 31, 2024 compared to the same period in 2023. Cost of sales increased primarily as a result of the acquisition of the Tyman business, partially offset by a decrease in volumes, and the decrease in pricing and inflation of raw materials during the period.
Selling, General and Administrative. Our selling, general and administrative expense increased $6.2 million, or 25%, for the twelve months ended October 31, 2024 compared to the same period in 2023. The increase was primarily due to increases in labor costs and other miscellaneous selling, general administrative costs related to the acquisition of the Tyman business costs year-over-year.

Unallocated Corporate & Other

	For the Years Ended October 31,
	2024	2023	$ Change	% Change
	(Dollars in thousands)
Net sales	$(19,413)	$(9,322)	$(10,091)	108%
Cost of sales (excluding depreciation and amortization)	(19,012)	(9,263)	(9,749)	105%
Selling, general and administrative	49,738	15,166	34,572	228%
Depreciation and amortization	281	270	11	4%
Operating loss	$(50,420)	$(15,495)	$(34,925)	225%
Net Sales. Net sales for Unallocated Corporate & Other represents the elimination of inter-segment sales for the twelve months ended October 31, 2024 and 2023.
Cost of Sales. Cost of sales for Corporate & Other consists of the elimination of inter-segment sales, profit in inventory, and other costs.
Selling, General and Administrative. Our selling, general and administrative unallocated expenses increased $34.6 million, or 228%, for the twelve months ended October 31, 2024 compared to the same period in 2023. This increase is primarily attributable to an increase in transaction fees year-over-year.
Changes Related to Non-Operating Items:
Interest Expense. Interest expense increased $12.5 million, or 153%, for the twelve months ended October 31, 2024 compared to the same period in 2023 primarily as result of an increase in borrowings outstanding during the year ended October 31, 2024 compared to the prior year period.
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
Liquidity and Capital Resources
Overview
Historically, our principal sources of funds have been cash on hand, cash flow from operations, and borrowings under our credit facilities. As of October 31, 2025, we had $76.0 million of cash and cash equivalents, $641.3 million outstanding under our credit facilities, $6.2 million of outstanding letters of credit and $62.6 million outstanding leases under finance leases and other debt. Of the $62.6 million outstanding under finance leases and other debt, $56.4 million relates to real estate leases. We had $296.3 million available for use under a revolving credit facility at October 31, 2025.
On August 1, 2024, the Amended Credit Agreement increased our borrowing capacity and established a $475 million revolving credit facility and a $500 million term loan A facility, each maturing on August 1, 2029. During fiscal 2025, we remained in compliance with all covenants under this agreement. Additional information regarding the Facilities is included in Note 9, "Debt", to the consolidated financial statements.
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
The weighted average interest rate of borrowings outstanding for the twelve-month periods ended October 31, 2025 and 2024 was 6.83% and 7.20%, respectively. We were in compliance with our debt covenants as of October 31, 2025. For additional details of the Revolving Credit Facility, see Note 9, “Debt,” included elsewhere within this Annual Report on Form 10-K.
We expect to repatriate excess cash moving forward and use the funds to retire debt or meet current working capital needs. We believe our business model, our current cash reserves and the recent steps we have taken to strengthen our balance sheet leave us well-positioned to manage our business and remain in compliance with our debt covenants.
Analysis of Cash Flow
The following table summarizes our cash flow results for the years ended October 31, 2025, 2024, and 2023:

	Year Ended October 31,
	2025	2024	2023
	(In thousands)
Cash flows provided by operating activities	$164,897	$88,812	$147,052
Cash flows used for investing activities	$(62,008)	$(420,594)	$(128,439)
Cash flows provided by (used for) financing activities	$(127,480)	$385,156	$(16,151)
Our cash flow analysis for the fiscal years ended October 31, 2024 and 2023 for the prior year comparative periods can be found in the annual report on Form 10-K for the year ended October 31, 2024.
Operating Activities
Cash provided by operating activities increased $76.1 million for the year ended October 31, 2025 compared to the year ended October 31, 2024. This increase is attributable to the increase in net income, excluding the impact of non-cash items such as goodwill impairment charges and depreciation and amortization expense, partially offset by unfavorable changes in working capital. Changes in working capital were net favorable, driven by an increase in accounts payable, lower inventory levels, and an increase in income taxes payable. These movements were partially offset by increases in accounts receivable and other current assets, and lower accrued liabilities.
Investing Activities
Cash used for investing activities for the year ended October 31, 2025 decreased by $358.6 million compared to the year ended October 31, 2024, primarily as a result of the acquisition of Tyman in 2024.
Financing Activities
Cash used for financing activities for the year ended October 31, 2025 was $127.5 million primarily due to the repayment of long term debt and the purchase of treasury stock shares compared to cash provided by $385.2 million for the year ended October 31, 2024, primarily as a result of finance opportunities in relation to the acquisition of Tyman in 2024.
Liquidity Requirements
Our strategy for deploying cash is to invest in organic growth opportunities, develop our infrastructure, and explore strategic acquisitions. Other uses of cash include paying cash dividends to our shareholders and repurchasing our own stock. We maintain cash balances in foreign countries which totaled $46.9 million and $44.0 million as of October 31, 2025 and 2024. During the years ended October 31, 2025 and 2024, we repatriated $55.4 million and $49.2 million, respectively, of foreign earnings from our international divisions.
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
Borrowings under the Facilities bear interest, at our option, at (1) the Base Rate plus an applicable margin or (2) Adjusted Term SOFR plus an applicable margin. The applicable margin will range from 1.0% to 1.75% for Base Rate loans and 2.0~~%~~ to 2.75% for Adjusted Term SOFR loans. In addition, we are subject to commitment fees for the unused portion of the Revolving Credit Facility
The Credit Facility provides for revolving credit commitments for a minimum principal amount of $10.0 million, up to an aggregate amount of $310.0 million or 100% of Consolidated EBITDA, subject to the lender's discretion to elect or decline the incremental increase. We can also borrow up to the lesser of $15.0 million or the revolving credit commitment, as defined, under a Swingline feature of the Credit Facility.
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
Issuer Purchases of Equity Securities
During December 2021, our Board of Directors approved a new stock repurchase program that authorized the repurchase of up to $75.0 million worth of shares of our common stock. During the years ended October 31, 2025, 2024 and 2023, we purchased 1,709,119, zero and 275,000 shares, respectively, at a cost of $32.4 million, zero and $5.6 million, respectively, under this program.
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

Business Combinations - Contingencies
We apply the acquisition method of accounting for business combinations in accordance with U.S. GAAP, which requires us to make use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the net assets and liabilities acquired. We use established valuation techniques and engage reputable valuation specialists to assist us with these valuations. However, there is a risk that we may not identify all pre-acquisition contingencies or that our estimates may not reflect the actual results when realized. We use a reasonable measurement period to record any adjustment related to the opening balance sheet (one year or less). After the measurement period, changes to the opening balance sheet can result in the recognition of income or expense as period costs. If our purchase accounting estimates are not correct, or if we do not recognize contingent liabilities within the measurement period, we may incur losses.
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
As discussed in the “Goodwill” and “Restructuring” sections of our “Nature of Operations and Basis of Presentation” in Note 1, we restructured our reportable segments during the third quarter of 2025, which triggered the requirement to assess our recorded goodwill by reporting unit for potential impairment. The evaluation resulted in an impairment charge primarily associated with the decline in our stock price through the assessment date. Taking into consideration our recent stock price trajectory, we again assessed our remaining recorded goodwill for potential impairment during the fourth quarter of 2025, and concluded that an impairment of goodwill had not occurred. We did not record any impairment charges related to property, plant and equipment or intangible assets with defined lives as a result of either impairment analyses. There were no other indicators of triggering events noted for any period in the years ended October 31, 2025, 2024 and 2023. Therefore, we did not record an impairment charge related to property, plant and equipment or intangible assets with defined lives during the years ended October 31, 2025, 2024, and 2023.
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
In connection with the restructuring of our operating segments during the third quarter of 2025, we reassigned goodwill among certain of our reporting units using a relative fair value approach and performed a quantitative goodwill impairment test on all reporting units to determine if any impairment existed. To estimate the fair value of our reporting units, we first applied the discounted cash flow method under the income approach. While the income approach did not initially indicate an impairment, as required, we then applied the market approach. As a result of the prolonged decline in our stock price through the assessment date, driven by broader macroeconomic conditions, including weaker consumer confidence and high levels of uncertainty across the industry, the resulting fair value attributed to certain reporting units was lower than their carrying value, necessitating the recognition of a non-cash goodwill impairment charge of $302.3 million, which was recorded in the consolidated statements of income within “Goodwill impairment charges” for the nine months ended July 31, 2025.
At our annual testing date, August 31, 2025, we had seven reporting units with goodwill balances: two reporting units included in our Hardware Solutions operating segment, three reporting units included in our Extruded Solutions operating segment, and two reporting units included in our Custom Solutions operating segment. We performed a qualitative assessment for all reporting units. This review included an analysis of historical goodwill test results, operating results relative to forecast, projected results over the next five years, and other measures and concluded that there were no indicators of potential impairment associated with these reporting units.
At September 30, 2025, taking into consideration the most recent stock price trajectory, we again assessed our goodwill for potential impairment. Changes in certain assumptions could have a significant impact on the impairment tests for goodwill. The most critical assumptions are projected future growth rates, EBITDA margin, terminal growth rate, discount rate selection, peer group determination and market multiples. These assumptions are subject to change as the Company's long-term plans and strategies are updated each year. At September 30, 2025, each reporting unit's fair value exceeded the carrying value of the reporting unit, and as such, there is no goodwill impairment. However, the quantitative analysis of goodwill for one reporting unit indicated that the cushion between its estimated fair value and carrying value was less than 10%. Goodwill associated with the reporting unit at October 31, 2025 is $12.0 million. The estimated fair value determination requires judgment and is sensitive to changes in the underlying assumptions discussed above. Accordingly, if current cash flow assumptions are not realized or other macroeconomic factors adversely impact other assumptions, it is possible that an impairment charge may be recorded in the future. For additional discussion of the restructuring and goodwill, see the “Restructuring” and “Goodwill” sections of Note 1, “Nature of Operations, Basis of Presentation and Significant Accounting Policies.”
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
Annually, we evaluate our tax positions to determine if there have been any changes in uncertain tax positions or if there has been a lapse in the statute of limitations with regard to such positions. As of October 31, 2025 and 2024 our liability for uncertain tax positions was $0.7 million and zero, respectively. The unrecognized tax benefits for 2025 primarily relate to transfer pricing matters.
We believe we will have sufficient taxable income in the future to fully utilize our deferred tax assets recorded as of October 31, 2025, net of our valuation allowance. There is a risk that our estimates related to the future use of loss carry forwards and our ability to realize our deferred tax assets may not come to fruition, and that the results could materially impact our financial position and results of operations. Our total gross deferred tax assets as of October 31, 2025 and 2024 were $65.2 million and $60.3 million, respectively, for which we reserved a valuation allowance of $4.4 million for each of the corresponding periods, respectively. The deferred tax assets, net of valuation allowance, offset the deferred liability within a jurisdiction.
Inventory
We record inventory at the lower of cost or net realizable value. Inventories are valued using the first-in first-out (FIFO) method. Fixed costs related to excess manufacturing capacity have been expensed in the period, and therefore, are not capitalized into inventory. Inventory quantities are regularly reviewed and provisions for excess or obsolete inventory are recorded primarily based on our forecast of future demand and market conditions. Significant unanticipated changes to our forecasts or changes in the net realizable value of our inventory would require a change in the provision for excess or obsolete inventory. For the years ended October 31, 2025 and 2024, our inventory reserves are approximately 9% and 1% of gross inventory, respectively.
Contractual Obligations and Commercial Commitments
Our contractual obligations and commercial commitments include unconditional purchase obligations which consist of commitments to buy miscellaneous parts, inventory, and expenditures related to capital projects in progress. At October 31, 2025, we had firm purchase commitments of approximately $8.3 million for the purchase or construction of capital assets. We plan to fund these capital expenditures through cash from operations or borrowings under our revolving credit facility.
Our supplemental benefit plan was terminated in June 2023. As a result, our liability for this plan was distributed in June 2024 in accordance with IRS requirements. As of October 31, 2025, our liability under the deferred compensation plan was approximately $4.1 million.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as such term is defined in the rules promulgated by the SEC, that we believe would be material to investors and for which it is reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Effects of Inflation
We have experienced the impact of inflation on our cost of raw materials, labor, freight and overhead, particularly during the years ended October 31, 2025 and 2024.  Although we use contractual price indexing along with periodic base price increases to minimize the effect of inflation on our results, we have not been able to fully recover all of the inflationary cost increases.  We cannot provide assurance that our results of operations and financial position will not be materially impacted by inflation in the future.
Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standards setting bodies that we adopt as of the specified effective date.

Recent Accounting Pronouncements Adopted
In November 2023, the FASB issued “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 with early adoption is permitted. Our adoption of this standard effective for the fiscal year ending October 31, 2025 resulted in increased disclosures in the notes to the financial statements. This guidance was applied retrospectively to all prior periods presented in the financial statements.
Recent Accounting Pronouncements Not Yet Adopted
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
Interest Rate Risk
Our outstanding debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Based upon the balances of the variable rate debt at October 31, 2025, a hypothetical 1.0% increase or decrease in interest rates could result in approximately $6.4 million of additional pre-tax charges or credit to our operating results. This sensitivity pertains primarily to our outstanding revolving credit facility borrowings outstanding under the Credit Facility as of October 31, 2025.
Foreign Currency Rate Risk
Our international operations have exposure to foreign currency rate risks, due primarily to fluctuations in the Euro, the British Pound Sterling and the Mexican Peso (“MXN”) exchange rates, to the U.S. Dollar (“USD”). From time to time, we enter into foreign exchange contracts associated with our operations to manage a portion of the foreign currency rate risk and the potential impact to ongoing cash flows. Hedge accounting is not applied to our foreign exchange contracts. As of October 31, 2025, we have outstanding forward foreign exchange contracts to hedge our foreign currency exposures against the MXN to the USD, with a notional principal amount of $20.0 million. During the year ended October 31, 2025 and 2024, we recognized a net loss of less than $0.1 million and $0.3 million, respectively, related to our forward foreign exchange contracts.
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
For our remaining businesses, contractual price adjustment mechanisms are in place for key commodities including stainless steel and zinc for most large U.S. customers, but not all. For those customers not covered by contractual mechanisms, we have successfully implemented surcharges and general price increases to share the impact of price changes with our customers. Like our other businesses, there is exposure to short-term volatility due to a lag in the timing of implementing price increases.
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
Certain raw materials and commodities we use to manufacture our products are subject to tariffs. Currently, there is uncertainty on how recently enacted tariffs and potential future tariffs may affect the price of these raw materials and commodities. We are constantly assessing potential supply chain vulnerability and implementing strategies (i.e. surcharges) to mitigate potential tariff impacts. We are also utilizing local supply chains where possible to reduce supply and cost risks. Additionally, we continue to explore alternative supply sources and evaluate shifts in demand. Further discussion of our industry risks is included within our Annual Report on Form 10-K for the fiscal year ended October 31, 2025 and the section entitled “Item 1A. Risk Factors” within this Form 10-K.

Item 8. Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS

Quanex Building Products Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Quanex Building Products Corporation
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Quanex Building Products Corporation and subsidiaries (the “Company”) as of October 31, 2025 and 2024, the related consolidated statements of (loss) income, comprehensive (loss) income, stockholders' equity, and cash flow for each of the three years in the period ended October 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of October 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated December 12, 2025 expressed an adverse opinion.

Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that:(1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Quantitative goodwill impairment assessment of each of the Company’s reporting units

As described in Note 1 to the financial statements, the Company performs its annual goodwill impairment test as of August 31, or more frequently if indicators of impairment exist. In the third quarter of 2025 the Company tested goodwill for impairment due to the restructuring of its reportable segments. Also, during the fourth quarter of 2025, the Company tested goodwill for impairment due to the identified triggering event related to the decline in the Company’s stock price. We identified the estimation of the fair value of the reporting units as a critical audit matter.

The principal consideration for our determination that the estimation of the fair value of the reporting units is a critical audit matter relates to the use of the income approach which is one method management uses to estimate the fair value of the reporting units. Auditing the fair value of the reporting units involved a high degree of auditor judgment, subjectivity and audit effort in evaluating management’s significant assumptions used in the income approach, including future cash flows related to the reporting units and the weighted average cost of capital (WACC). In addition, the audit effort involved the use of valuation specialists to assist in performing these procedures and evaluating the audit evidence obtained.

Our audit procedures related to the estimation of the fair value of the reporting units included the following, among others.

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
December 12, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Quanex Building Products Corporation
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Quanex Building Products Corporation and subsidiaries (the “Company”) as of October 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weakness described in the following paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of October 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness have been identified and included in management’s assessment.

Management identified a material weakness in internal controls related to the design and operation of controls over the Company’s preparation and review of the statement of cash flows.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended October 31, 2025, and our report dated December 12, 2025 expressed an unqualified opinion on those financial statements.

Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
December 12, 2025

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2025, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on this assessment, management identified a material weakness in the Company’s internal control over financial reporting related to the design and operation of controls over the Company’s preparation and review of the statement of cash flows.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the identified material weakness, management has concluded that the Company’s internal control over financial reporting was not effective as of October 31, 2025. We are actively implementing remedial measures to address the identified material weakness. We expect the remediation of this material weakness to be completed prior to the end of fiscal year 2026.
Grant Thornton LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED BALANCE SHEETS
As of October 31, 2025 and 2024

	October 31,
	2025	2024
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$76,018	$97,744
Restricted cash	2,100	5,251
Accounts receivable, net of allowance for credit losses of $2,039 and $254	205,384	197,689
Inventories	254,122	275,550
Income tax receivable	—	5,937
Prepaid assets	32,387	23,419
Other current assets	3,764	5,678
Total current assets	573,775	611,268
Property, plant and equipment, net of accumulated depreciation of $414,809 and $391,851	411,591	402,466
Operating lease right-of-use assets	154,866	126,715
Deferred income tax assets	2,706	3,845
Goodwill	271,346	574,711
Intangible assets, net	549,137	597,909
Other assets	4,812	2,874
Total assets	$1,968,233	$2,319,788
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$131,307	$124,404
Accrued liabilities	95,155	103,623
Income taxes payable	12,076	6,620
Current maturities of long-term debt	27,561	25,745
Current operating lease liabilities	15,446	12,475
Total current liabilities	281,545	272,867
Long-term debt	665,268	737,198
Non-current operating lease liabilities	145,459	117,560
Deferred income taxes	135,993	162,304
Other liabilities	13,789	19,113
Total liabilities	1,242,054	1,309,042
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, shares authorized 1,000,000 issued and outstanding - none	—	—
Common stock, $0.01 par value, shares authorized 125,000,000 issued 51,211,469 and 51,266,501 respectively; outstanding 45,674,726 and 47,252,070, respectively	512	513
Additional paid-in-capital	700,029	701,008
Retained earnings	164,710	430,405
Accumulated other comprehensive loss	(35,439)	(46,428)
Less: Treasury stock at cost, 5,536,743 and 4,014,431 shares, respectively	(103,633)	(74,752)
Total stockholders’ equity	726,179	1,010,746
Total liabilities and stockholders' equity	$1,968,233	$2,319,788
See notes to consolidated financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED STATEMENTS OF (LOSS) INCOME
For the Years Ended October 31, 2025, 2024 and 2023

	Year Ended October 31,
	2025	2024	2023
	(In thousands, except per share amounts)
Net sales	$1,837,641	$1,277,862	$1,130,583
Cost and expenses:
Cost of sales (excluding depreciation and amortization)	1,338,413	972,238	853,059
Selling, general and administrative	277,261	190,470	123,957
Restructuring charges	10,191	—	—
Depreciation and amortization	103,444	60,328	42,866
Goodwill impairment charges	302,284	—	—
Operating (loss) income	(193,952)	54,826	110,701
Non-operating (expense) income:
Interest expense	(55,812)	(20,593)	(8,136)
Other, net	7,171	7,849	(5,519)
(Loss) income before income taxes	(242,593)	42,082	97,046
Income tax expense	(8,213)	(9,023)	(14,545)
Net (loss) income	$(250,806)	$33,059	$82,501

Basic (loss) earnings per common share	$(5.43)	$0.91	$2.51

Diluted (loss) earnings per common share	$(5.43)	$0.90	$2.50

Weighted-average common shares outstanding:
Basic	46,170	36,416	32,819
Diluted	46,170	36,648	33,026

Cash dividends per share	$0.32	$0.32	$0.32

See notes to consolidated financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
For the Years Ended October 31, 2025, 2024 and 2023

	Year Ended October 31,
	2025	2024	2023
	(In thousands)
Net (loss) income	$(250,806)	$33,059	$82,501
Other comprehensive income (loss):
Foreign currency translation adjustments gain (loss), net of tax	10,989	(8,287)	8,542
Change in pension from net unamortized gain (pretax)	—	—	3,558
Change in pension from net unamortized gain tax expense	—	—	(819)
Total other comprehensive income (loss), net of tax	10,989	(8,287)	11,281
Comprehensive (loss) income	$(239,817)	$24,772	$93,782

See notes to consolidated financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended October 31, 2025, 2024 and 2023

	Common Stock				Accumulated	Treasury Stock		Total
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Shares	Amount	Stockholders’ Equity
	(In thousands, except share amounts)
Balance at October 31, 2022	37,211,056	$372	$251,947	$337,456	$(49,422)	(4,081,806)	$(75,518)	$464,835
Net income	—	—	—	82,501	—	—	—	82,501
Foreign currency translation adjustments	—	—	—	—	8,542	—	—	8,542
Change in pension from net unamortized gain (net of tax benefit of $819)	—	—	—	—	2,739	—	—	2,739
Common dividends ($0.32 per share)	—	—	—	(10,639)	—	—	—	(10,639)
Treasury shares purchased, at cost	—	—	—	—	—	(275,000)	(5,593)	(5,593)
Expense related to stock-based compensation	—	—	2,521	—	—	—	—	2,521
Stock options exercised	—	—	32	—	—	63,587	1,183	1,215
Restricted stock awards granted	—	—	(1,752)	—	—	94,700	1,752	—
Performance restricted stock unit awards vested	—	—	(605)	—	—	32,680	605	—
Other	(34,098)	—	(567)	—	—	—	—	(567)
Balance at October 31, 2023	37,176,958	$372	$251,576	$409,318	$(38,141)	(4,165,839)	$(77,571)	$545,554
Net income	—	—	—	33,059	—	—	—	33,059
Foreign currency translation adjustments	—	—	—	—	(8,287)	—	—	(8,287)
Common dividends ($0.32 per share)	—	—	—	(11,972)	—	—	—	(11,972)
Issuance of common stock, acquisition	14,139,477	142	449,918	—	—	—	—	450,060
Expense related to stock-based compensation	—	—	2,952	—	—	—	—	2,952
Stock options exercised	—	—	28	—	—	29,280	545	573
Restricted stock awards granted	—	—	(1,357)	—	—	72,900	1,357	—
Performance restricted stock unit awards vested	—	—	(917)	—	—	49,228	917	—
Other	(49,934)	(1)	(1,192)	—	—	—	—	(1,193)
Balance at October 31, 2024	51,266,501	$513	$701,008	$430,405	$(46,428)	(4,014,431)	$(74,752)	$1,010,746
Net loss	—	—	—	(250,806)	—	—	—	(250,806)
Foreign currency translation adjustments	—	—	—	—	10,989	—	—	10,989
Common dividends ($0.32 per share)	—	—	—	(14,889)	—	—	—	(14,889)
Treasury shares purchased, at cost	—	—	—	—	—	(1,709,119)	(32,360)	(32,360)
Expense related to stock-based compensation	—	—	3,685	—	—	—		3,685
Stock options exercised	—	—	41	—	—	9,300	173	214
Restricted stock awards granted	—	—	(2,006)	—	—	107,682	2,006	—
Performance restricted stock unit awards vested	—	—	(1,300)	—	—	69,825	1,300	—
Other	(55,032)	(1)	(1,399)	—	—	—	—	(1,400)
Balance at October 31, 2025	51,211,469	$512	$700,029	$164,710	$(35,439)	(5,536,743)	$(103,633)	$726,179
See notes to consolidated financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
For the Years Ended October 31, 2025, 2024 and 2023

	Year Ended October 31,
	2025	2024	2023
	(In thousands)
Operating activities:
Net (loss) income	$(250,806)	$33,059	$82,501
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	103,444	60,328	42,866
Loss (gain) on disposition of capital assets	613	(5,218)	278
Stock-based compensation	3,685	2,952	2,521
Deferred income tax	(18,535)	(15,336)	5,147
Charge for deferred loan costs and debt discount	—	3,469	—
Goodwill impairment charges	302,284	—	—
Gain on deal contingent foreign exchange forward currency contract	—	(6,512)	—
Noncash restructuring charges	4,561	—	—
Other, net	7,114	4,495	1,529
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(6,878)	973	6,969
Decrease in inventory	23,553	33,484	30,024
(Increase) decrease in other current assets	(3,653)	4,297	(1,880)
Increase (decrease) in accounts payable	3,313	(35,824)	(11,611)
(Decrease) increase in accrued liabilities	(9,657)	6,250	(4,249)
Increase (decrease) in current income taxes payable	11,108	9,139	(9,009)
(Decrease) increase in other long-term liabilities	(4,693)	(7,155)	683
Other, net	(556)	411	1,283
Cash provided by operating activities	164,897	88,812	147,052
Investing activities:
Acquisitions, net of cash acquired	—	(398,554)	(91,302)
Capital expenditures	(62,642)	(37,086)	(37,390)
Proceeds from disposition of capital assets	634	15,046	253
Cash used for investing activities	(62,008)	(420,594)	(128,439)
Financing activities:
Borrowings under credit facility	190,000	785,000	102,000
Repayments of credit facility borrowings	(265,000)	(83,750)	(100,000)
Debt issuance costs	—	(13,808)	—
Repayments of other long-term debt	(4,045)	(296,206)	(2,567)
Common stock dividends paid	(14,889)	(11,972)	(10,639)
Issuance of common stock	214	573	1,215
Proceeds from deal contingent foreign exchange forward currency contract	—	6,512	—
Payroll tax paid to settle shares forfeited upon vesting of stock	(1,400)	(1,193)	(567)
Purchase of treasury stock	(32,360)	—	(5,593)
Cash (used for) provided by financing activities	(127,480)	385,156	(16,151)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(286)	(8,853)	919
(Decrease) increase in cash, cash equivalents and restricted cash	(24,877)	44,521	3,381
Cash, cash equivalents and restricted cash at beginning of period	102,995	58,474	55,093
Cash, cash equivalents and restricted cash at end of period	$78,118	$102,995	$58,474

See notes to consolidated financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations, Basis of Presentation and Significant Accounting Policies
Nature of Operations
Quanex Building Products Corporation is a leading manufacturer and component supplier to original equipment manufacturers (OEMs) in the building products industry, including window, door, solar, refrigeration, custom mixing, building access, and cabinetry markets. We have organized our business into three reportable business segments: (1) Hardware Solutions, (2) Extruded Solutions, and (3) Custom Solutions. For additional discussion of our reportable business segments, see Note 17, “Segment Information.” We leverage efficient production and distribution processes and engineering expertise to provide our customers with specialized products for their specific hardware, extrusion, and custom applications. We believe these capabilities enhance our ability to provide value to our customers. We serve a primary customer base in North America and the United Kingdom (U.K.), and also serve customers in international markets through our operating locations in Germany, Mexico, Canada, and Italy, as well as through sales and marketing efforts in other countries.
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
We generally expense incremental costs of obtaining a contract when incurred because the amortization period would be less than one year. Additionally, we do not disclose the value of unsatisfied performance obligations as our contract terms are less than one year.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The following table summarizes our product sales for the three years ended October 31, 2025, 2024, and 2023 into groupings by segment which we believe depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors. For further details regarding our results by segment, refer to Note 17, “Segment Information.”

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended October 31,
	2025	2024	2023
	(in thousands)
Hardware Solutions:
Window and door hardware	$552,825	$146,187	$—
Screens	280,814	279,804	296,959
Other	8,035	1,848	—
	$841,674	$427,839	$296,959
Extruded Solutions:
Window profiles	$278,399	$255,816	$284,119
Seals and gaskets	80,916	21,321	—
Spacers	199,217	198,475	191,212
Solar	24,080	25,672	21,061
Flashing tape	9,825	18,263	16,271
Window and door hardware	39,726	11,177	—
Other	14,464	29,271	31,922
	$646,627	$559,995	$544,585
Custom Solutions:
Wood solutions	$200,104	$198,424	$215,445
Access solutions	101,904	25,792	—
Mixing solutions	86,202	85,225	82,916
	$388,210	$309,441	$298,361

Unallocated Corporate & Other:
Eliminations	$(38,870)	$(19,413)	$(9,322)
	$(38,870)	$(19,413)	$(9,322)
Net sales	$1,837,641	$1,277,862	$1,130,583
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
Concentration of Credit Risk and Allowance for Credit Losses
Certain of our businesses or product lines are largely dependent on a relatively few large customers. Although we believe we have an extensive customer base, the loss of one of these large customers or if such customers were to incur a prolonged period of decline in business, our financial condition and results of operations could be adversely affected. For the years ended October 31, 2025, 2024 and 2023, one customer provided more than 10% of our consolidated net sales and accounts receivable.
We have established an allowance for credit losses to estimate the risk of loss associated with our accounts receivable balances. Our policy for determining the allowance is based on factors that affect collectability, including: (a) historical trends of write-offs, recoveries and credit losses; (b) the credit quality of our customers; and (c) projected economic and market conditions. We believe our allowance is adequate to absorb any known or probable losses as of October 31, 2025. Different assumptions or changes in economic circumstances could result in changes to the allowance.

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
Inventory
We record inventory at the lower of cost or net realizable value. Inventories are valued using the first-in first-out (FIFO) method. Fixed costs related to excess manufacturing capacity are evaluated and expensed in the period, to ensure that inventory is properly capitalized. Inventory quantities are regularly reviewed and write-downs for excess or obsolete inventory are recorded primarily based on our forecast of future demand and our estimates regarding current and future market conditions. Significant unanticipated variances to our forecasts could require a change in the provision for excess or obsolete inventory, resulting in a charge to net income during the period of the change.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As discussed in the “Restructuring” section of our “Nature of Operations and Basis of Presentation and Significant Accounting Policies” in Note 1, we restructured our reportable segments during the third quarter of 2025, which triggered the requirement to assess our goodwill for potential impairment. In addition, during the fourth quarter of 2025, we noted a sustained decline in our stock price, which represented an additional triggering indicator of impairment. We did not record any impairment charges related to property, plant and equipment or intangible assets with defined lives as a result of either impairment analyses. There were no other indicators of triggering events noted for any period in the years ended October 31, 2025, 2024 and 2023. Therefore, we did not record an impairment charge related to property, plant and equipment or intangible assets with defined lives during the years ended October 31, 2025, 2024 and 2023.
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
The estimated useful lives of our primary asset categories at October 31, 2025 were as follows:

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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In the third quarter of 2025, we tested goodwill for impairment as a result of the restructuring of our reportable segments. The testing of our goodwill resulted in an goodwill impairment of $302.3 million. Of the goodwill impairment amount recorded during the nine months ended July 31, 2025, $44.8 million relates to tax-deductible goodwill. The remaining charge was not deductible for tax purposes, and no deferred tax asset was recognized.
At our annual testing date, August 31, 2025, we had seven reporting units with goodwill balances: two reporting units included in our Hardware Solutions operating segment, three reporting units included in our Extruded Solutions operating segment, and two reporting units included in our Custom Solutions operating segment. We performed a qualitative assessment of the reporting units in all three reportable segments. This review included an analysis of historical goodwill test results, operating results relative to forecast, projected results over the next five years, and other measures and concluded that there were no indicators of potential impairment associated with these reporting units.
During the fourth quarter of 2025, after reviewing general potential indicators of impairment and noting a triggering event related to the decline in stock price, we performed an interim impairment assessment as of September 30, 2025. Based on the results of this analysis, no additional goodwill impairment was identified.
For additional discussion of the restructuring, see Note 1, “Nature of Operations, Basis of Presentation and Significant Accounting Policies - Restructuring.” For additional discussion of our goodwill, see Note 7, “Goodwill and Intangibles.” For additional information and discussion of change in reporting units and a summary of the change in the carrying amount of goodwill by segment, see Note 17, “Segment Information.”
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
During the twelve months ended October 31, 2025, we restructured our reportable segments to integrate the acquisition of Tyman plc with our legacy Quanex operations. This restructuring aligns our business into three reportable segments: Hardware Solutions, Extruded Solutions, and Custom Solutions, which is how our Chief Operating Decision Maker (“CODM”) assesses the performance of our business, makes key operating decisions and allocates resources. Prior period amounts have been recast to conform to the new segment structure. For additional discussion of our acquisition of Tyman plc, see Note 2, “Acquisition.” For additional discussion of our reportable business segments, see Note 17, “Segment Information.”
During the twelve months ended October 31, 2025, we incurred $10.2 million in restructuring charges including $6.3 million related to workforce alignment costs, primarily severance and employee-related expenses. As of October 31, 2025, we have paid $5.6 million in workforce alignment costs, with a remaining accrual of $0.7 million. Additionally, we recognized $3.9 million related to the disposal of software which no longer supports our business as restructured. We may incur additional restructuring charges in future periods. The nature and amount of any such charges will depend on further developments in the restructuring process.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Retirement Plans
We historically sponsored a defined benefit pension plan. To measure our liabilities associated with these plans, we made assumptions related to future events, including expected return on plan assets, and rate of compensation increases. The discount rate reflected the rate at which benefits could be effectively settled on the measurement date. We determined our discount rate using a FTSE Above Median pension discount curve whereby target yields were developed from bonds across a range of maturity points, and a curve was fitted to those targets. Spot rates (zero coupon bond yields) were developed from the curve and used to discount benefit payments associated with each future year. During the year ended October 31, 2023, the defined benefit pension plan was terminated and the pension obligation was settled.
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
Income Taxes
We record the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and the amounts reported in our consolidated balance sheets, as well as net operating losses and tax credit carry forwards. We evaluate the carrying value of the net deferred tax assets and determine whether we will be able to generate sufficient future taxable income to realize our deferred tax assets. We perform this review for recoverability on a jurisdictional basis, whereby we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence can be objectively verified. Cumulative losses in recent years is a significant piece of negative evidence that is difficult to overcome in determining that a valuation allowance is not needed against deferred tax assets. Thus, it is generally difficult for positive evidence regarding projected future taxable income exclusive of reversing taxable temporary differences to outweigh objective negative evidence of recent financial reporting losses. We believe we will fully realize our deferred tax assets, net of a recorded valuation allowance. We project future taxable income using the same forecasts used to test long-lived assets and intangibles for impairment, scheduling out the future reversal of existing taxable temporary differences and reviewing our most recent financial operations. In the event the estimates and assumptions indicate we will not generate sufficient future taxable income to realize our deferred tax assets, we record a valuation allowance against a portion of our deferred tax assets. The deferred tax assets, net of valuation allowance, offset the deferred liability within a jurisdiction. The Company has elected to account for the tax effects of Global Intangible Low-Taxed Income (GILTI) as a current-period expense in the period the tax is incurred and, accordingly, does not recognize deferred tax assets or liabilities related to GILTI.
We evaluate our ongoing tax positions to determine if it is more-likely-than-not we will be successful in defending such positions if challenged by taxing authorities. To the extent that our tax positions do not meet the more-likely-than-not criteria, we record a liability for uncertain tax positions. As of October 31, 2025, we accrued $0.7 million of unrecognized tax benefits primarily related to transfer pricing matters.
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
We enter into transactions throughout our locations that are denominated in currencies other than the applicable functional currency where they originated. At each balance sheet date, we translate these asset or liability accounts to our functional currency and record unrealized transaction gains or losses. When these assets or liabilities settle, we record realized transaction gains or losses. These realized and unrealized gains or losses are included in the accompanying consolidated statements of (loss) income under the caption, “Other, net.”
Stock–Based Compensation
We have issued stock-based compensation in the form of stock options to directors, employees and officers, and non-vested restricted stock awards to certain key employees and officers. We apply the provisions of ASC Topic 718 “Compensation - Stock Compensation” (ASC 718), to determine the fair value of stock option awards on the date of grant using the Black-Scholes valuation model. We recognize the fair value as compensation expense on a straight-line basis over the requisite service period of the award based on awards ultimately expected to vest. Stock options granted to directors vest immediately while the stock options granted to our employees and officers typically vest ratably over a three-year period with service and continued employment as the vesting conditions. For new option grants to retirement-eligible employees, we recognize expense and vest immediately upon grant, consistent with the retirement vesting acceleration provisions of these grants. For employees near retirement age, we amortize such grants over the period from the grant date to the retirement-eligibility date if such period is shorter than the standard vesting schedule. For grants of non-vested restricted stock, we calculate the compensation expense at the grant date as the number of shares granted multiplied by the closing stock price of our common stock on the date of grant. This expense is recognized ratably over the vesting period. Our non-vested restricted stock grants to officers and employees typically cliff vest over a three-year period or a three-year grated vesting schedule with service and continued employment as the only vesting criteria. Our fair value determination of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behavior over the expected term, our dividend rate, risk-free rate and expectation with regards to forfeitures. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, the valuation models may not provide an accurate measure of the fair value of our employee stock options. Accordingly, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.
We have granted other awards which are linked to the performance of our common stock, but will settle in cash rather than the issuance of shares of our common stock. The value of these awards fluctuates with changes in our stock price, with the resulting gains or losses reflected in the period of the change. We have recorded current and non-current liabilities related to these awards reflected in the accompanying consolidated balance sheets at October 31, 2025 and 2024. See Note 14, “Stock-based Compensation.”
In addition, we have granted performance share awards which use return on net assets as the vesting condition and the awards settle in cash. We use a Monte Carlo simulation model to value the market condition and our stock price on the date of grant to value the internal performance condition and recognize expense ratably over the vesting period of three years. We estimate that the performance measures will be met and shares will vest at target until the year of settlement (third year of cliff vesting). As of October 31, 2025, we have deemed none of the performance share awards related to the December 2022 grants are probable to vest. Beginning with the December 2024 and March 2025 grant cycles, certain performance share awards include adjusted earnings per share as the primary vesting condition and apply return on net assets (“RONA”) as a performance modifier. These awards also settle in cash. The fair value of these awards is measured at grant and remeasured each reporting period based on changes in our stock price and the number of units expected to vest. Compensation cost is recognized over the three-year requisite service period and adjusted for changes in estimated performance outcomes, including the impact of the RONA modifier.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

We have also granted performance restricted stock units which settle in shares upon vesting. These awards cliff vest upon a three-year service period with the absolute performance of our common stock as the vesting criteria. The number of performance restricted stock units earned is variable depending on the metric achieved, and the settlement method is 100% in our common stock, with accrued dividends paid in cash at the time of vesting, assuming the shares had been outstanding throughout the performance period. To value the performance restricted stock units, we use a Monte Carlo simulation model to arrive at a grant-date fair value. This amount will be adjusted for forfeitures and expensed over the three-year term of the award with a credit to additional paid-in-capital. Similar to performance shares, the performance restricted stock units are not considered outstanding shares, do not have voting rights, and are excluded from diluted weighted-average shares used to calculate earnings per share until the performance criteria is probable to result in the issuance of contingent shares. As of October 31, 2025, we have deemed none of the shares related to the December 2022 grants of performance restricted stock units are probable to vest.
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
Supplemental Cash Flow Information
The following table summarizes our supplemental cash flow information for the years ended October 31, 2025, 2024 and 2023 (in thousands):

	Year Ended October 31,
	2025	2024	2023
Cash paid for interest	$52,630	$10,910	$5,737
Cash paid for income taxes	23,533	18,291	22,224
Cash received from income tax refunds	6,695	3,502	2,460
Noncash investing and financing activities:
Increase (decrease) in capitalized expenditures in accounts payable	$1,127	$(2,229)	$1,953
Issuance of common stock for acquisition	—	450,060	—
Related Party Transactions
Net sales for the year ended October 31, 2025, 2024, and 2023 included approximately $2.0 million, $1.2 million and $1.2 million of transactions with customers which are related parties with two of our non-employee directors. Purchases for the year ended October 31, 2025, 2024, and 2023 included approximately $0.1 million, $0.2 million and zero of transactions with a customer which is a related party with one of our non-employee directors. We performed a review of these transactions, of which no single transaction or series of related transactions exceeded $120,000 in amount, and determined that these transactions were enacted independently of each other in fair transactions. We are not aware of any other related party transactions with any of our current non-employee directors or officers outside of their normal business functions or expected contractual duties.
Subsequent Events
We have evaluated events occurring after the balance sheet date for possible disclosure as a subsequent event through the date the consolidated financial statements were issued.

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
The purchase price for the Tyman Acquisition was initially allocated on a preliminary basis as of the acquisition date. Despite basing our initial estimates on the information available on August 1, 2024, further data and evidence obtained during the third quarter of 2025 prompted several measurement period adjustments. These adjustments primarily affected deferred income taxes, fixed assets, inventories, accounts payable, and other assets, resulting in a $4.1 million reduction in the preliminary goodwill we initially recognized.
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
We used recognized valuation techniques to determine the fair value of the assets and liabilities, including the multi period excess earnings method for customer relationships and relief from royalty method for trade names and other technology with a discount rate that reflects the risk of the expected future cash flows. Tyman’s results are allocated to our Hardware Solutions, Extruded Solutions, and Custom Solutions segments in accordance with the nature of operations. For additional discussion of our reportable business segments, see Note 17, “Segment Information.”
During the fourth quarter of 2025, the Company recorded a $9.0 million discrete income tax charge related to post measurement period corrections to the deferred tax assets and liabilities established in the acquisition of Tyman. This amount has been recognized through current-period income tax expense. The discrete income tax charge is reflected in the line item “Income tax expense” in the Consolidated Statements of (Loss) Income for the year ended October 31, 2025, and is separately disclosed in the Company’s effective tax rate reconciliation. For additional discussion, see Note 11, “Income Taxes”.
LMI Acquisition
On November 1, 2022, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with LMI Custom Mixing, LLC (“LMI”) and the equity owners of LMI, Lauren International, Ltd. and Meteor-US-Beteiligungs GMBH. Under the Purchase Agreement, we acquired substantially all of the operating assets comprising LMI’s polymer mixing and rubber compound production business (collectively, the “Purchased Assets”) and also agreed to assume certain liabilities relating to the Purchased Assets (collectively, the “LMI Acquisition”). As consideration for the Purchased Assets, we paid $91.3 million in cash utilizing funds borrowed under our Credit Facility. Subsequent to the LMI Acquisition, we had approximately $215 million available for use under the Credit Facility. For the twelve months ended October 31, 2023, our consolidated operating results included net sales of $75.6 million and operating income of $8.3 million associated with LMI. In connection with the LMI Acquisition, we amended our existing finance lease with Lauren Real Estate Holding LLC for the purpose of adding an additional lease renewal option and increasing rental space by approximately 60,000 square feet of rental space which was added to the 313,595 square feet of rentable area located in Cambridge, Ohio.

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
We used recognized valuation techniques to determine the fair value of the assets and liabilities, including the excess earnings method for customer relationships and relief from royalty method for trade names and other technology with a discount rate that reflects the risk of the expected future cash flows. The goodwill balance is deductible for tax purposes. LMI is allocated entirely to our Custom Solutions reportable segment.
Pro Forma Results
We calculated the pro forma impact of the Tyman acquisition and the associated debt financing on our operating results for the twelve months ended October 31, 2024, and 2023. The following pro forma results give effect to these acquisitions, assuming the transaction occurred on November 1, 2023.

	Year ended October 31,
	2024	2023
	(In thousands, except per share amounts)
	(Unaudited)
Net sales	$1,886,834	$1,954,950
Net income	$66,037	$48,458
Basic earnings per share	$1.40	$1.03
Diluted earnings per share	$1.40	$1.03
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Accounts Receivable and Allowance for Credit Losses
Accounts receivable consisted of the following as of October 31, 2025 and 2024 (in thousands):

	October 31,
	2025	2024
Trade receivables	$202,549	$191,981
Other	4,874	5,962
Total	207,423	197,943
Less: Allowance for credit losses	2,039	254
Accounts receivable, net	$205,384	$197,689
Accounts receivable, net as of October 31, 2023 was $97.3 million.
The changes in our allowance for credit losses were as follows (in thousands):

	Year Ended October 31,
	2025	2024	2023
Beginning balance as of November 1, 2024, 2023 and 2022	$254	$843	$289
Current period provision for expected credit losses	2,032	137	711
Amounts written off	(255)	(782)	(165)
Recoveries	2	12	—
Foreign currency translation adjustments	6	44	8
Balance as of October 31, 2025, 2024 and 2023	$2,039	$254	$843
4. Inventories
Inventories consisted of the following at October 31, 2025 and 2024 (in thousands):

	October 31,
	2025	2024
Raw materials	$85,054	$81,330
Finished goods and work in process	165,711	192,448
Supplies and other	3,357	1,772
Total	$254,122	$275,550
5. Property, Plant and Equipment
Property, plant and equipment consisted of the following at October 31, 2025 and 2024 (in thousands):

	October 31,
	2025	2024
Land and land improvements	$21,725	$99,068
Buildings and building improvements	194,034	186,087
Machinery and equipment	548,623	462,628
Construction in progress	62,018	46,534
Property, plant and equipment, gross	826,400	794,317
Less: Accumulated depreciation	414,809	391,851
Property, plant and equipment, net	$411,591	$402,466
Depreciation expense, including amortization of finance leases, for the years ended October 31, 2025, 2024, and 2023 was $64.0 million, $34.9 million and $27.6 million, respectively. As a result of push-down accounting related to the assets acquired

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

in the Tyman acquisition, we recorded a one-time depreciation charge of $7.3 million to reflect the application on useful lives on an asset by asset basis thus requiring an adjustment during during the year ended October 31, 2025.
The reported balances of our property, plant and equipment as of October 31, 2025 have been updated to incorporate reclassifications of balances between categories of assets and between gross and accumulated depreciation values. These reclassifications are immaterial to the current and prior period financial statements.
If there are indicators of potential impairment, we evaluate our property, plant and equipment for recoverability over the remaining useful lives of the assets. We did not incur impairment losses associated with these assets for the years ended October 31, 2025, 2024, and 2023. See further discussion at Note 1, “Nature of Operations, Basis of Presentation and Significant Accounting Policies - Long-Lived Assets - Property, Plant and Equipment and Intangible Assets with Defined Lives.”
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The table below presents the lease-related assets and liabilities recorded on the balance sheet at October 31, 2025 and 2024 (in thousands):

		October 31,
Leases	Classification	2025	2024
Assets
Operating lease assets	Operating lease right-of-use assets	$154,866	$126,715
Finance lease assets	Property, plant and equipment (less accumulated depreciation of $15,680 and $10,362)	72,275	67,046
Total lease assets		$227,141	$193,761

Liabilities
Current
Operating	Current operating lease liabilities	$15,446	$12,475
Finance	Current maturities of long-term debt	4,477	3,688
Noncurrent
Operating	Noncurrent operating lease liabilities	145,459	117,560
Finance	Long-term debt	56,256	56,988
Total lease liabilities		$221,638	$190,711
The table below presents the components of lease costs for the year ended October 31, 2025 and 2024 (in thousands):

	Year Ended October 31,
	2025	2024
Operating lease cost	$23,758	$13,074
Finance lease cost
Amortization of leased assets	4,970	3,915
Interest on lease liabilities	2,934	2,599
Variable lease costs	3,441	2,450
Total lease cost	$35,103	$22,038
The table below presents supplemental cash flow information related to leases for the year ended October 31, 2025 and 2024 (in thousands):

	Year Ended October 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Finance leases - financing cash flows	$4,026	$3,068
Finance leases - operating cash flows	$2,934	$2,599
Operating leases - operating cash flows	$21,077	$11,731

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$43,121	$89,796
Finance leases	$2,901	$8,507

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The table below presents the weighted average remaining lease terms and weighted average discount rates for the Company's leases as of October 31, 2025 and 2024:

	October 31,
	2025	2024
Weighted average remaining lease term (in years)
Operating leases	11.2	11.5
Financing leases	15.1	16.3

Weighted average discount rate
Operating leases	5.64%	5.31%
Financing leases	4.92%	4.84%
The table below presents the maturity of the lease liabilities as of October 31, 2025 (in thousands):

	Year ended October 31, 2025
	Operating Leases	Finance Leases
2026	$23,884	$7,323
2027	21,242	7,173
2028	19,576	6,830
2029	18,314	6,498
2030	16,982	6,146
Thereafter	120,209	51,637
Total lease payments	220,207	85,607
Less: present value discount	59,302	24,874
Total lease liabilities	$160,905	$60,733

7. Goodwill and Intangible Assets
Goodwill
The change in the carrying amount of goodwill for the years ended October 31, 2025 and 2024 was as follows (in thousands):

	Year Ended October 31,
	2025	2024
Beginning balance as of November 1, 2024 and 2023	$574,711	$182,956
Acquisitions	—	385,045
Measurement period adjustments	(3,989)	—
Goodwill impairment charge	(302,284)	—
Foreign currency translation adjustment	2,908	6,710
Balance as of October 31, 2025 and 2024	$271,346	$574,711
In connection with our restructuring, we reassigned goodwill among certain of our reporting units using a relative fair value approach and performed a quantitative goodwill impairment test on all reporting units to determine if any impairment existed.
To estimate the fair value of our reporting units, we applied both the discounted cash flow method under the income approach and the market approach. The resulting fair value was lower than the carrying value for certain reporting units as a result of the prolonged decline in our stock price through the testing date, driven by weaker consumer confidence and high levels of uncertainty across the industry, necessitating the recognition of a non-cash goodwill impairment charge of $302.3

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

million, which has been recorded in the consolidated statements of (loss) income within “Goodwill impairment charges” for the year ended October 31, 2025.
As a result of the restructuring in the third quarter of 2025, we had ten reporting units, nine of which comprised our goodwill balance prior to the goodwill impairment during the nine months ended July 31, 2025. These ten reporting units were aggregated into our three reportable segments. After the goodwill impairment, seven of the reporting units comprise the remaining goodwill balance.
At our last annual test date, August 31, 2025, we evaluated the recoverability of goodwill at each of our seven reporting units with goodwill balances and determined that our goodwill was not impaired.
During the fourth quarter of 2025, after reviewing general potential indicators of impairment and noting a triggering event related to the decline in stock price, we performed an interim goodwill impairment assessment as of September 30, 2025. Based on the results of this analysis, no additional goodwill impairment was identified.
For additional information and discussion of change in reporting units and a summary of the change in the carrying amount of goodwill by segment, see Note 17, “Segment Information.” For additional discussion of our acquisition of Tyman plc and for further details on the measurement period adjustments, see Note 2, “Acquisitions.”
Identifiable Intangible Assets
Amortizable intangible assets consisted of the following as of October 31, 2025 and 2024 (in thousands):

	October 31, 2025	October 31, 2025		October 31, 2024
	Remaining Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	16 years	$506,473	$141,462	$512,131	$112,748
Trademarks and trade names	18 years	240,622	59,833	243,434	47,685
Patents and other technology	11 years	26,105	22,768	25,164	22,387
Total		$773,200	$224,063	$780,729	$182,820
We do not estimate a residual value associated with these intangible assets. See additional disclosure at Note 1, "Nature of Operations, Basis of Presentation and Significant Accounting Policies - Restructuring."
The aggregate amortization expense associated with identifiable intangible assets for the years ended October 31, 2025, 2024, and 2023 was $39.3 million, $21.6 million and $12.1 million, respectively. During the year ended October 31, 2025, we recorded a one-time adjustment to amortization expense of $3.5 million.
Estimated remaining amortization expense, assuming current intangible balances and no new acquisitions, for future fiscal years as of October 31, 2025 (in thousands):

Estimated Amortization Expense
2026	$38,873
2027	38,873
2028	33,640
2029	33,623
2030	32,189
Thereafter	371,939
Total	$549,137

As discussed in Note 1, "Nature of Operations, Basis of Presentation and Significant Accounting Policies - Long-Lived Assets,” we did not record any impairment charges related to property, plant and equipment or intangible assets as a result of the restructuring in the third quarter of 2025 or the decline in stock price in the fourth quarter of 2025. We did not incur impairment losses related to our identifiable intangible assets during the years ended October 31, 2025, 2024, and 2023.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Accrued Liabilities

Accrued liabilities consisted of the following at October 31, 2025 and 2024 (in thousands):

	October 31,
	2025	2024
Payroll, payroll taxes and employee benefits	$34,588	$45,642
Accrued insurance and workers compensation	12,331	10,765
Sales allowances	11,677	13,338
Deferred compensation (current portion)	3,310	855
Goods and services	3,541	1,378
Deferred revenue	2,355	3,149
Warranties	887	1,362
Audit, legal, and other professional fees	6,397	4,222
Accrued taxes, other	4,870	5,329
Freight	1,958	2,040
Utilities	1,297	1,760
Other	11,944	13,783
Accrued liabilities	$95,155	$103,623
9. Debt
Long-term debt consisted of the following at October 31, 2025 and 2024 (in thousands):

	October 31,
	2025	2024
Term Loan A Facility	$468,750	$493,750
Revolving Credit Facility	172,500	222,500
Finance lease obligations and other	62,619	60,676
Unamortized deferred financing fees	(11,040)	(13,983)
Total debt	692,829	762,943
Less: Current maturities of long-term debt	27,561	25,745
Long-term debt	$665,268	$737,198
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
The Facilities provide for incremental revolving credit commitments for a minimum principal amount of $10.0 million, up to an aggregate amount of the greater of (1) $310.0 million and (2) 100% of Consolidated EBITDA, subject to the lender's discretion to elect or decline the incremental increase. We can also borrow up to the lesser of $15.0 million or the revolving credit commitment, as defined, under a Swingline feature of the Credit Agreement.
The Facilities contain a: (1) Consolidated Interest Coverage Ratio requirement whereby we must not permit the Consolidated Interest Coverage Ratio, as defined, to be less than 3.00 to 1.00, and (2) Consolidated Net Leverage Ratio requirement whereby the Consolidated Net Leverage Ratio, as defined, must be greater than 3.25 to 1.00.
In addition to maintaining these financial covenants, the Facilities also limit our ability to enter into certain business transactions, such as to incur indebtedness or liens, to acquire businesses or dispose of material assets, make restricted payments, pay dividends (limited to $35.0 million per year) and other transactions as further defined in the Credit Facility. Some of these limitations, however, do not take effect so long as total leverage is less than or equal to 2.75 to 1.00 and available liquidity exceeds $25.0 million. Substantially all of our domestic assets, with the exception of real property, were used as collateral for the Credit Agreement.
As of October 31, 2025, we had $641.3 million of borrowings outstanding under the Facilities (reduced by unamortized debt issuance costs of $11.0 million), $6.2 million of outstanding letters of credit and $62.6 million outstanding primarily under finance leases and other debt. We had $296.3 million available for use under the Revolving Credit Facility at October 31, 2025. The borrowings outstanding as of October 31, 2025 under the Facilities accrue interest at 6.57% per annum, and our weighted average borrowing rate for borrowings outstanding during the years ended October 31, 2025 and 2024 was 6.83% and 7.20%, respectively. We were in compliance with our debt covenants as of October 31, 2025.
We maintain certain finance lease obligations related to equipment purchases, vehicles, and warehouse space. Refer to Note 6 “Leases” for further information regarding our finance leases.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The table below presents the scheduled maturity dates of our long-term debt outstanding (excluding deferred financing fees of $11.0 million) at October 31, 2025 (in thousands):

	Facilities	Finance Leases and Other	Aggregate Maturities
2026	$25,000	$8,351	$33,351
2027	25,000	8,031	33,031
2028	25,000	6,830	31,830
2029	566,250	6,498	572,748
2030	—	6,146	6,146
Thereafter	—	51,637	51,637
Total debt payments	641,250	87,493	728,743
Less: present value discount of finance leases	—	24,874	24,874
Total	$641,250	$62,619	$703,869
10. Retirement Plans
We have a number of retirement plans covering substantially all employees. We have provided both defined benefit and defined contribution plans, though we terminated our defined benefit plan in 2023. In general, an employee’s coverage for retirement benefits depends on the location of employment.
Defined Benefit Plan
During the year ended October 31, 2023, we terminated our defined benefit plan and settled the obligation during the three months ended October 31, 2023. Until such time that the termination was complete, the participants received an interest related credit on their respective balance equivalent to the prevailing 30-year Treasury rate. The majority of our pension plan participants had their benefit determined pursuant to the cash balance formula. For the remaining participants, the benefit formula was a traditional formula for retirement benefits, whereby the plan payed benefits to employees using a formula which considered years of service and pensionable compensation. During the year ended October 31, 2023, we contributed $6.3 million to the plan in connection with the termination and distribution of the obligation.
The net periodic benefit cost for the year ended October 2023, was as follows (in thousands):

Year Ended October 31,
2023
Service cost	$383
Interest cost	1,558
Expected return on plan assets	(1,465)
Amortization of net loss	42
Settlements	5,431
Net periodic benefit cost	$5,949
Defined Contribution Plan
We also sponsor a defined contribution plan into which we and our employees make contributions. We match 100% of employee deferrals up to 5% of eligible annual compensation for all employees under the plan. We do not offer our common stock as a direct investment option under these plans. For the years ended October 31, 2025, 2024 and 2023, we contributed approximately $10.4 million, $7.7 million and $6.5 million for these plans, respectively.
Other Plans
We have had supplemental benefit plans covering certain executive officers and currently have a non-qualified deferred compensation plan covering members of the Board of Directors and certain key employees. During the year ended October 31, 2024, the supplemental benefit plan was terminated and the benefits associated with this plan were distributed in accordance with Internal Revenue Service regulations. As of October 31, 2025 and 2024 our liability under the deferred compensation plan

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

was approximately $4.1 million and $4.7 million, respectively. As of October 31, 2025 and 2024, the current portion of these liabilities was recorded under the caption “Accrued Liabilities,” and the long-term portion was included under the caption “Other Liabilities” in the accompanying balance sheets.
11. Income Taxes
The provision or benefit for income taxes includes U.S. federal income taxes, foreign income taxes and state income taxes. We provide for income taxes on taxable income at the applicable statutory rates. The following table summarizes the components of income tax expense for the years ended October 31, 2025, 2024 and 2023 (in thousands):

	Year Ended October 31,
	2025	2024	2023
Current
Federal	$9,396	$12,453	$2,631
State and local	2,950	3,326	1,860
Non-United States	14,402	8,580	4,907
Total current	26,748	24,359	9,398
Deferred
Federal	(19,091)	(2,371)	4,637
State and local	(2,997)	(154)	1,015
Non-United States	3,553	(12,811)	(505)
Total deferred	(18,535)	(15,336)	5,147
Total income tax expense	$8,213	$9,023	$14,545

For financial reporting purposes, income before income taxes for the years ended October 31, 2025, 2024 and 2023 includes the following components (in thousands):

	Year Ended October 31,
	2025	2024	2023
Domestic	$(221,468)	$34,315	$42,586
Foreign	(21,125)	7,767	54,460
Total (loss) income before income taxes	$(242,593)	$42,082	$97,046

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table reconciles our effective income tax rate to the federal statutory rate for the years ended October 31, 2025, 2024 and 2023:

	Year Ended October 31,
	2025	2024	2023
United States tax at statutory rate	21.0%	21.0%	21.0%
Goodwill impairment	(22.4)%	—%	—%
Deferred true up	(3.3)%	—%	—%
State and local income taxes net of federal tax benefit	0.5%	5.9%	1.8%
Foreign tax rate differential	(0.7)%	(1.4)%	1.1%
U.K. patent box benefit	1.8%	(12.5)%	(5.9)%
Non-deductible transaction costs	—%	8.4%	—%
U.S. income tax credits	2.3%	(8.4)%	(4.9)%
Foreign inclusions (including global intangible low-taxed income)	(2.6)%	8.4%	4.6%
Permanent differences	(0.7)%	(1.3)%	1.3%
Tax return to accrual adjustments	0.7%	3.5%	(2.3)%
Change in valuation allowance	—%	(3.1)%	—%
Change in uncertain tax position	(0.3)%	0.1%	(1.1)%
Other	0.3%	0.8%	(0.6)%
Effective tax rate	(3.4)%	21.4%	15.0%
During the year ended October 31, 2025, the Company recorded a $9.0 million discrete income tax charge related to post measurement period corrections to the deferred tax assets and liabilities established in the acquisition of Tyman. This amount has been recognized through current-period income tax expense. The discrete income tax charge is reflected in the line item “Income tax expense” in the Consolidated Statements of (Loss) Income for the year ended October 31, 2025, and is separately disclosed in the Company’s effective tax rate reconciliation as “Deferred true up”.
Our earnings from our foreign subsidiaries qualify for Federal Dividend Received Deduction and are not subject to withholding taxes upon remittance to the U.S. However, some of the states do not conform to the Federal Dividend Received Deduction. As a result, we have $0.7 million of future tax liability related to potential repatriation of unremitted foreign retained earnings. The amount of undistributed foreign earnings and profits from international operations as of the years ended October 31, 2025 and 2024, respectively, was $66.1 million and $21.7 million.
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. ASC 740, “Income Taxes”, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. We have completed our initial assessment of the OBBBA corporate tax provisions which were enacted on July 4, 2025 and estimated our impact on the consolidated financial statements to be immaterial and primarily resulted in a reclass of our income tax payable and deferred tax liability related to the timing differences arising from accelerated tax depreciation. We continue to monitor the impact of these updates.
The Organization for Economic Co-operation and Development ("OECD") Inclusive Framework on Base Erosion and Profit Shifting (“BEPS”) developed an agreement on a two-pillar approach to help address the tax challenges arising from the digitalization of the economy. Pillar One applies to large multinational enterprises and re-allocates part of their profit to the countries where they sell their products and provide services. Quanex does not expect to be subject to the Pillar One rules. Pillar Two aims to establish a minimum global tax rate of 15%, assessed through a top-up tax imposed on a country-by-country basis. In 2023, certain jurisdictions in which we operate enacted legislation consistent with the OECD Pillar Two model effective for taxation year beginning on or after January 1, 2024. We have accrued for additional top-up tax in the United Kingdom and United Arab Emirates where our effective tax rate drops below 15%. The Pillar Two legislation has an immaterial impact our 2025 fiscal year effective tax rate.  However, further changes to our entity structure or changes in jurisdictions in which we operate could adversely impact analysis.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Significant components of our net deferred tax liabilities and assets were as follows (in thousands):

	October 31,
	2025	2024
Deferred tax assets:
Employee benefit obligations	$4,179	$6,830
Accrued liabilities and reserves	2,836	4,132
Pension and other benefit obligations	36	125
Inventory	8,502	2,368
Right of use liability	32,470	31,399
Research and development	5,894	5,810
Loss and tax credit carry forwards	11,311	9,637
Other	—	24
Total gross deferred tax assets	65,228	60,325
Less: Valuation allowance	4,408	4,395
Total deferred tax assets, net of valuation allowance	60,820	55,930
Deferred tax liabilities:
Property, plant and equipment	39,305	45,554
Goodwill and intangibles	123,596	138,396
Investments in foreign subsidiaries	700	500
Right of use asset	30,193	29,939
Other	313	—
Total deferred tax liabilities	194,107	214,389
Net deferred tax liabilities	$133,287	$158,459
As of October 31, 2025, gross foreign capital loss, gross foreign net operating loss and gross state operating loss carry forwards totaled $14.2 million, $10.8 million and $25.9 million, respectively. The capital loss and the majority of the foreign net operating loss can be carried forward indefinitely. The majority of the state losses begin to expire in 2033. We evaluate tax benefits of operating losses and tax credit carry forwards on an ongoing basis, including a review of historical and projected future operating results, the eligible carry forward period and other circumstances. We have recorded a valuation allowance for the foreign capital loss and certain foreign operating and state net operating losses as of October 31, 2025 and 2024, totaling $4.4 million and $4.4 million, respectively. The valuation allowance can be affected in future periods by changes to tax laws, changes to statutory tax rates, and changes in estimates of future taxable income. To fully realize these net deferred tax assets, we will need to generate sufficient future taxable income in the jurisdictions where these tax attributes exist during the periods in which the attributes can be utilized. As of each reporting date, management considers the weight of all evidence, both positive and negative, to determine if a valuation allowance is necessary for each jurisdiction’s net deferred tax assets. We place greater weight on historical evidence over future predictions of our ability to utilize net deferred tax assets. We consider future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences, and taxable income in prior carryback year(s) if carryback is permitted under applicable law.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table shows the change in the unrecognized income tax benefit associated with uncertain tax positions for the years ended October 31, 2025, 2024 and 2023 (in thousands):

Unrecognized Income Tax Benefits
Balance at October 31, 2022	$1,361
Reassessment of position	(1,111)
Balance at October 31, 2023	$250
Reversal	(250)
Balance at October 31, 2024	$—
Reassessment of position	710
Balance at October 31, 2025	$710
We account for uncertain tax benefits in accordance with guidance in ASC 740, which prescribes the minimum recognition threshold a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. During the year ended October 31, 2025, we accrued $0.7 million of unrecognized tax benefits primarily related to transfer pricing matters.
We, along with our subsidiaries, file income tax returns in the U.S. and various state and foreign jurisdictions. In certain jurisdictions, the statute of limitations has not yet expired. We generally remain subject to examination of our U.S. income tax returns for 2022 and subsequent years. We generally remain subject to examination of our various state and foreign income tax returns for a period of four to five years from the date the return was filed. The state impact of a reported federal adjustment or change remains subject to examination by various states within the longer of one year or the expiration date of the otherwise applicable statute of limitations. We classify interest on income tax as income tax expenses and classify penalties on income tax as other expenses.
12. Commitments and Contingencies
Purchase Obligations
We are a party to non-cancelable purchase obligations primarily for door hardware, primary and secondary steel and primary and secondary aluminum used in our manufacturing processes, as well as expenditures related to capital projects in progress. We paid $9.5 million and $4.5 million pursuant to these arrangements for the years ended October 31, 2025 and 2024, respectively. These obligations total $8.3 million and $2.5 million at October 31, 2025 and 2024, respectively, and extend through fiscal 2027. Future amounts paid pursuant to these arrangements will depend, to some extent, on our usage.
Asset Retirement Obligation
We maintain asset retirement obligations associated with leased facilities primarily in the U.K. We have estimated our future cash flows associated with this asset retirement obligation and recorded an asset and corresponding liability. We are depreciating the assets and accreting the liabilities over the terms of the corresponding leases and have included an asset retirement obligation of $3.0 million in Other Liabilities on the consolidated balance sheet.
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
From time to time, we incur routine expenses and capital expenditures associated with compliance with existing environmental regulations, including control of air emissions and water discharges, and plant decommissioning costs. We have not incurred any material expenses or capital expenditures related to environmental matters during the past three fiscal years, and do not expect to incur a material amount of such costs in fiscal 2026. While we will continue to have future expenditures related to environmental matters, any such amounts are impossible to reasonably estimate at this time. Based upon our experience to date, we do not believe that our compliance with environmental requirements will have a material adverse effect on our operations, financial condition or cash flows.

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
On September 19, 2025, a purported shareholder class action lawsuit against the Company and two of its officers was filed in federal court in the Southern District of Texas, titled Zanol v. Quanex Building Products Corporation et al, Case No. 4:25-cv-04453. The suit alleges certain violations of federal securities laws related to public disclosures made by the Company in 2025 principally related to our window and door operations in Mexico and seeks unspecified damages. While the ultimate outcome of any legal matter cannot be predicted with certainty, the Company strongly believes that this complaint is without merit, intends to vigorously defend itself and its officers against the allegations, and maintains insurance coverage for such matters. At present, the Company cannot reasonably estimate a range of loss, if any, for this action based on its early stage and the information available to the Company, and accordingly, the Company has not accrued any liability associated with this action.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Carrying amounts reported on the balance sheets for cash, cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. Our outstanding debt is variable rate debt that re-prices frequently, thereby limiting our exposure to significant changes in interest rate risk. As a result, the fair value of our debt instruments approximates carrying value at October 31, 2025 and 2024 (Level 2 measurement).
As of October 31, 2025, we have outstanding forward foreign exchange contracts to hedge our foreign currency exposures

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

against the Mexican Peso (“MXN”) to U.S. Dollar (“USD”), with a notional principal amount of $20.0 million. Hedge accounting is not applied to our forward exchange contracts. These contracts have a range of maturities up to February 27, 2026. Our forward foreign exchange contracts are adjusted to fair value by recording gains and losses to “Other, net,” and we record the related asset or liability to “Other Assets” or “Current Liabilities” in the accompanying consolidated statement of (loss) income and consolidated balance sheets, respectively. During the year ended October 31, 2025 and 2024, we recognized a net loss of less than $0.1 million and $0.3 million, respectively, related to our forward foreign exchange contracts. The value of our forward foreign exchange contracts fluctuates based on exchange rate fluctuations against the USD to GBP, and the MXN to USD (Level 2 measurements).
During the twelve months ended October 31, 2025, we subscribed to Bonds for the Reconstruction for a Free Argentina (“BOPREAL”) issued by the Argentine Central Bank. The BOPREAL bond subscriptions were denominated in Argentine Pesos (“ARS”) and settled in USD during the twelve months ended October 31, 2025, resulting in total proceeds of the BOPREAL bonds to be approximately $2.6 million after $0.1 million deduction of taxes and transaction fees. As of October 31, 2025, we do not have any BOPREAL bond subscriptions outstanding.
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. The result of our third quarter 2025 goodwill impairment quantitative test indicated that the fair value of certain reporting units were less than the carrying value of the respective reporting units, resulting in a goodwill impairment of $302.3 million. We estimated the fair value utilizing an income approach and market approach valuation techniques, which incorporated significant unobservable Level 3 inputs. For further information, refer to Note 7, “Goodwill and Intangible Assets”.
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
Restricted Stock Awards
Restricted stock awards are granted to key employees and officers annually, and typically cliff vest over a three-year period or a three year graded vesting schedule with service and continued employment as the only vesting criteria. The recipient of a restricted stock award is entitled to all of the rights of a shareholder, except that the awards are nontransferable during the vesting period and dividends are not paid until vesting. The fair value of the restricted stock award is established on the grant date and then expensed over the vesting period resulting in an increase in additional paid-in-capital. Shares are generally issued from treasury stock at the time of grant.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of non-vested restricted stock award activity during the years ended October 31, 2025, 2024 and 2023, follows:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value per Share
Non-vested at October 31, 2022	212,100	$20.86
Granted	94,700	23.49
Vested	(54,400)	18.49
Forfeited	(10,100)	22.30
Non-vested at October 31, 2023	242,300	22.36
Granted	72,900	32.15
Vested	(66,600)	22.30
Forfeited	(11,800)	20.68
Non-vested at October 31, 2024	236,800	25.85
Granted	107,682	29.19
Vested	(84,100)	22.95
Forfeited	(2,400)	29.75
Non-vested at October 31, 2025	257,982	$28.15
The total weighted average grant-date fair value of restricted stock awards that vested during the years ended October 31, 2025, 2024 and 2023 was $1.9 million, $1.4 million and $1.0 million, respectively. As of October 31, 2025, total unrecognized compensation cost related to unamortized restricted stock awards totaled $3.0 million. We expect to recognize this expense over the remaining weighted average period of 1.8 years.
Stock Options
Historically, stock options have been awarded to key employees, officers and non-employee directors. In December 2017, the Compensation & Management Development Committee of the Board of Directors approved a change to the long-term incentive award program eliminating the grant of stock options and replacing this award with a grant of performance restricted stock units as further described below. As a result, stock options were not granted during the years ended October 31, 2025, 2024 and 2023. Stock options typically vested ratably over a three-year period with service and continued employment as the vesting conditions. Our stock options may be exercised up to a maximum of ten years from the date of grant. The fair value of the stock options was determined on the grant date and expensed over the vesting period resulting in an increase in additional paid-in-capital. We used the Black-Scholes pricing model to estimate the grant date fair value. The inputs to this model included expected volatility, expected term, a risk-free rate and expected dividend rate at the time of grant. For employees who were nearing retirement-eligibility, we recognized stock option expense ratably over the shorter of the vesting period or the period from the grant-date to the retirement-eligibility date.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes our stock option activity for the years ended October 31, 2025, 2024 and 2023.

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000s)
Outstanding at October 31, 2022	175,117	$19.39	2.9	$485
Exercised	(63,587)	19.12
Forfeited/Expired	(4,000)	21.11
Outstanding at October 31, 2023	107,530	$19.48	2.3	$792
Exercised	(29,280)	19.58
Outstanding at October 31, 2024	78,250	$19.45	1.5	$752
Exercised	(9,300)	19.97
Outstanding at October 31, 2025	68,950	19.38	0.6	$—
Vested at October 31, 2025	68,950	$19.38	0.6	$—
Exercisable at October 31, 2025	68,950	$19.38	0.6	$—
Intrinsic value is the amount by which the market price of the common stock on the date of exercise exceeds the exercise price of the stock option. For the years ended October 31, 2025, 2024 and 2023, the total intrinsic value of our stock options that were exercised totaled $0.1 million, $0.4 million and $0.5 million, respectively.
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
During the years ended October 31, 2025, 2024 and 2023, 28,240, 26,215 and 38,704 restricted stock units, respectively, were granted to non employee directors with corresponding weighted average grant date fair value of $29.02, $26.70, and $20.67, respectively. During the fiscal year ended October 31, 2023, 21,774 restricted stock units, which were awarded to key employees, vested. During the years ended October 31, 2025, 2024 and 2023, we paid $0.6 million, $0.6 million and $0.4 million to settle restricted stock units.
During the year ended October 31, 2024, 166,070 restricted stock units were granted to key employees with a weighted average grant date fair value of $31.83. These key employee grants vest in accordance with criteria which extend up to three years. During the years ended October 31, 2025 and 2024, 64,293 and 42,933 of these grants vested, respectively, and 2,756 and 1,242 were forfeited, respectively. During the years ended October 31, 2025 and 2024 we paid approximately $1.4 million and $1.2 million to settle these grants, respectively.
Performance Share Awards
We have awarded annual grants of performance shares to key employees and officers. The performance share awards granted in December 2022 and December 2023 vest with return on net assets (RONA) as the vesting condition and pay out 100% in cash, and are accounted for as liability. The performance share awards granted in December 2024 and March 2025 vest with adjusted earnings per share performance as the vesting condition and RONA as a performance modifier and pay out 100% in cash, and are accounted for as a liability.
The expected cash settlement of the performance share award is recorded as a liability and is being marked to market over the three-year term of the award and can fluctuate depending on the number of shares ultimately expected to vest. Depending on the achievement of the performance conditions, 0% to 200% of the December 2022 and December 2023 awarded performance shares may ultimately vest and 0% to 250% of the December 2024 performance shares may ultimately vest.

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
Based on the results of the performance conditions, none of the December 2022 grants are expected to vest. In December 2024, 78,589 shares vested pursuant to the December 2021 grant, which were settled with a cash payment of $2.4 million. In December 2023, 122,400 shares vested pursuant to the December 2020 grant, which were settled with a cash payment of $3.4 million.
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

Vesting Level	Vesting Criteria	Percentage of Award Vested
Level 1	A-TSR greater than or equal to 50%	150%
Level 2	A-TSR less than 50% and greater than or equal to 20%	100%
Level 3	A-TSR less than 20% and greater than or equal to -20%	50%
Level 4	A-TSR less than -20%	—%
The following table summarizes our performance restricted stock unit grants and the grant date fair value for the A-TSR performance metric:

Grant Date	Shares Awarded	Grant Date Fair Value	Shares Forfeited
December 7, 2022	51,500	$23.22	3,100
December 7, 2023	40,700	$30.35	—
December 4, 2024	50,900	$29.75	—
March 1, 2025	2,200	$18.89	—
The performance restricted stock units are not considered outstanding shares, do not have voting rights, and are excluded from diluted weighted-average shares used to calculate earnings per share until the performance criteria is probable to result in the issuance of contingent shares. Based on the results of the vesting criteria, none of the December 2022 grants are expected to vest.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes amounts expensed as selling, general and administrative expense related to restricted stock awards, stock options, restricted stock units, performance share awards and performance restricted stock units for the years ended October 31, 2025, 2024 and 2023 (in thousands):

	Year Ended October 31,
	2025	2024	2023
Restricted stock awards	$2,388	$1,846	$1,712
Restricted stock units(1)	(592)	2,784	1,686
Performance share awards(1)	(706)	1,599	5,106
Performance restricted stock units	1,297	1,106	809
Total compensation expense	2,387	7,335	9,313
Income tax effect	81	1,570	1,396
Net compensation expense	$2,306	$5,765	$7,917
(1) The change in market value of our common stock will have a positive or negative impact on the compensation expense of our share based liability awards, including restricted stock units and performance share awards.

15. Stockholders' Equity
As of October 31, 2025, our authorized capital stock consists of 125,000,000 shares of common stock, at par value of $0.01 per share, and 1,000,000 shares of preferred stock, with no par value. As of October 31, 2025 and 2024, we had 51,211,469 and 51,266,501 shares of common stock issued, respectively, and 45,674,726 and 47,252,070 shares of common stock outstanding, respectively. There were no shares of preferred stock issued or outstanding at October 31, 2025 and 2024.
Stock Repurchase Program and Treasury Stock
During December 2021, our Board of Directors approved a stock repurchase program that authorized the repurchase of up to $75.0 million worth of shares of our common stock. Repurchases under the program are made in open market transactions or privately negotiated transactions, subject to market conditions, applicable legal requirements and other relevant factors. The program does not have an expiration date or a limit on the number of shares that may be purchased. During the years ended October 31, 2025 and 2024, we purchased 1,709,119 shares and zero shares, respectively, at a cost of $32.4 million and zero, respectively, under this program.
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
For a summary of treasury stock activity for the years ended October 31, 2025, 2024 and 2023, refer to the Consolidated Statements of Stockholders' Equity located elsewhere herein.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16. Other, net
Other income included under the caption “Other, net” on the accompanying consolidated statements of income (loss), consisted of the following (in thousands):

	Year Ended October 31,
	2025	2024	2023
Foreign currency transaction gains (losses)	$5,015	$(677)	$(146)
Foreign currency exchange derivative (losses) gains	(36)	6,232	1
Pension service (expense) benefit	(64)	903	(5,566)
Interest income	2,092	1,690	248
Other	164	(299)	(56)
Other income (loss)	$7,171	$7,849	$(5,519)
17. Segment Information
In our Annual Report on Form 10-K as of October 31, 2024 and our Quarterly Reports on Form 10- Q as of January 31, 2025 and April 30, 2025, respectively, we presented four reportable business segments: (1) NA Fenestration, comprising four operating segments primarily focused on the fenestration market in North America including vinyl profiles, insulating glass spacers, screens, custom compound mixing, and other fenestration components; (2) EU Fenestration, comprising our U.K.-based vinyl extrusion business, manufacturing vinyl profiles and conservatories, and the European insulating glass business manufacturing insulating glass spacers; (3) NA Cabinet Components, comprising our cabinet door and components segment; and (4) Tyman, which was acquired on August 1, 2024, comprising a leading international supplier of engineered fenestration components and access solutions to the construction industry.
During the third quarter of 2025, we restructured our reportable segments due to changes in our organizational structure and how our CODM makes key operating decisions, allocates resources and assesses the performance of our business. As a result, we now report in three reportable segments: Hardware Solutions, which provides window and door hardware and screens; Extruded Solutions, which supplies insulating glass spacers, vinyl window and door profiles, seals, and weatherstripping; and Custom Solutions, which provides wood, mixing, and building access solutions. We continue to maintain a grouping called Unallocated Corporate & Other, which includes transaction expenses, stock-based compensation, long-term incentive awards based on the performance of our common stock and other factors, certain severance and legal costs not deemed to be allocable to all segments, depreciation of corporate assets, interest expense, other, net, income taxes, inter-segment eliminations, and executive incentive compensation and medical expense fluctuations relative to planned costs as determined during annual planning process. Other general and administrative costs associated with the corporate office are allocated to the reportable segments, based upon each segment’s relative operating activity. The accounting policies of our operating segments are the same as those used to prepare the accompanying consolidated financial statements. Corporate general and administrative expenses allocated during the years ended October 31, 2025, 2024 and 2023 were $40.3 million, $27.3 million and $23.5 million, respectively.
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
Our CODM, the President and Chief Executive Officer, reviews several measures of segment profitability to assess performance and allocate resources. Segment operating income (loss) is the measure of segment profit or loss that is most consistent with GAAP and is used by the CODM to evaluate segment results, allocate resources, and monitor performance against the annual budget and forecasts. The CODM considers forecast-to-actual variances on a monthly basis using the segment operating income (loss) for each segment when making decisions about allocating capital and personnel to the segments. The CODM also uses segment operating income (loss), along with net sales, to assess the performance for each segment by comparing the results of each segment with one another and in the compensation of certain employees.
The Company does not provide segment asset information as such information is not provided to the CODM and accordingly, asset information is not used in assessing segment performance.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Selected segment information for the years ended October 31, 2025, 2024 and 2023 was as follows (in thousands):

	Hardware Solutions	Extruded Solutions	Custom Solutions	Unallocated Corp. & Other	Total
Year Ended October 31, 2025
Net sales	$841,674	$646,627	$388,210	$(38,870)	$1,837,641
Cost of sales (excluding depreciation and amortization)	635,481	440,141	298,316	(35,525)	1,338,413
Selling, general and administrative	128,009	83,716	48,273	17,263	277,261
Restructuring charges	7,936	34	205	2,016	10,191
Depreciation and amortization	51,681	29,204	21,248	1,311	103,444
Goodwill impairment charges	163,198	54,934	84,152	—	302,284
Operating (loss) income	(144,631)	38,598	(63,984)	(23,935)	(193,952)
Year Ended October 31, 2024
Net sales	$427,839	$559,995	$309,441	$(19,413)	$1,277,862
Cost of sales (excluding depreciation and amortization)	349,379	389,760	252,111	(19,012)	972,238
Selling, general and administrative	51,564	58,100	31,068	49,738	190,470
Depreciation and amortization	16,580	25,119	18,348	281	60,328
Operating income (loss)	10,316	87,016	7,914	(50,420)	54,826
Year Ended October 31, 2023
Net sales	$296,959	$544,585	$298,361	$(9,322)	$1,130,583
Cost of sales (excluding depreciation and amortization)	239,505	378,791	244,026	(9,263)	853,059
Selling, general and administrative	21,608	62,349	24,834	15,166	123,957
Depreciation and amortization	3,968	22,351	16,277	270	42,866
Operating income (loss)	31,878	81,094	13,224	(15,495)	110,701
The following tables reconcile our segment presentation, as previously reported in our Annual Report on Form 10-K for the twelve months ended October 31, 2024 and 2023, to the current presentation (in thousands):

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	NA Fenestration	EU Fenestration	NA Cabinet Components	Tyman	Unallocated Corp. & Other	Total
Year Ended October 31, 2024
Net sales	$650,058	$230,712	$198,424	$203,435	$(4,767)	$1,277,862
Cost of sales (excluding depreciation and amortization)	498,378	144,585	168,414	163,946	(3,085)	972,238
Selling, general and administrative	56,630	31,318	20,727	44,453	37,342	190,470
Depreciation and amortization	20,994	10,420	12,244	16,438	232	60,328
Operating income (loss)	74,056	44,389	(2,961)	(21,402)	(39,256)	54,826

		Hardware Solutions(1)	Extruded Solutions(2)	Custom Solutions(3)	Unallocated Corp. & Other	Total
Year Ended October 31, 2024
Net sales		$427,839	$559,995	$309,441	$(19,413)	$1,277,862
Cost of sales (excluding depreciation and amortization)		349,379	389,760	252,111	(19,012)	972,238
Selling, general and administrative		51,564	58,100	31,068	49,738	190,470
Depreciation and amortization		16,580	25,119	18,348	281	60,328
Operating income (loss)		10,316	87,016	7,914	(50,420)	54,826

	NA Fenestration	EU Fenestration	NA Cabinet Components	Tyman	Unallocated Corp. & Other	Total
Year Ended October 31, 2023
Net sales	$667,482	$250,774	$215,445	$—	$(3,118)	$1,130,583
Cost of sales (excluding depreciation and amortization)	517,805	158,491	178,210	—	(1,447)	853,059
Selling, general and administrative	56,979	32,350	21,074	—	13,554	123,957
Depreciation and amortization	20,539	9,849	12,208	—	270	42,866
Operating income (loss)	72,159	50,084	3,953	—	(15,495)	110,701

		Hardware Solutions(1)	Extruded Solutions(2)	Custom Solutions(3)	Unallocated Corp. & Other	Total
Year Ended October 31, 2023
Net sales		$296,959	$544,585	$298,361	$(9,322)	$1,130,583
Cost of sales (excluding depreciation and amortization)		239,505	378,791	244,026	(9,263)	853,059
Selling, general and administrative		21,608	62,349	24,834	15,166	123,957
Depreciation and amortization		3,968	22,351	16,277	270	42,866
Operating income (loss)		31,878	81,094	13,224	(15,495)	110,701
(1) The Hardware Solutions segment contains a portion of the previously reported NA Fenestration and Tyman segments.
(2) The Extruded Solutions segment contains a portion of the NA Fenestration, EU Fenestration, and Tyman segments.
(3) The Custom Solutions segment contains a portion of the NA Fenestration, NA Cabinet Components, and Tyman segments.
The following table summarizes the change in the carrying amount of goodwill by segment for the years ended October 31, 2025 and 2024 (in thousands):

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Hardware Solutions	Extruded Solutions	Custom Solutions	Unallocated Corp. & Other	Total
Balance as of October 31, 2023	$2,784	$99,632	$80,540	$—	$182,956
Tyman acquisition	163,647	140,329	81,069	—	385,045
Foreign currency translation adjustment	3,936	3,672	(898)	—	6,710
Balance as of October 31, 2024	$170,367	$243,633	$160,711	$—	$574,711
Measurement period adjustment	6,984	(9,986)	(987)	—	(3,989)
Goodwill impairment charge	(163,198)	(54,934)	(84,152)	—	(302,284)
Foreign currency translation adjustment	448	2,220	240	—	2,908
Balance as of October 31, 2025	$14,601	$180,933	$75,812	$—	$271,346
As a result of the impairment test performed during the year ended October 31, 2025, we recognized non-cash goodwill impairment losses totaling $302.3 million. Of this amount, $163.2 million pertains to two out of the three reporting units within the Hardware Solutions reportable segment, $54.9 million relates to one of the four reporting units within Extruded Solutions, and $84.2 million impacts all three reporting units within the Custom Solutions reportable segment. One of the reporting units within Hardware Solutions and one reporting unit within Custom Solutions were fully impaired, resulting in seven reporting units remaining with goodwill. For further details of Goodwill, see Note 7, “Goodwill and Intangible Assets”, located herewith.
We did not allocate non-operating expense or income tax expense to the reportable segments. The following table reconciles operating income as reported above to net income for the years ended October 31, 2025, 2024 and 2023 (in thousands):

	Year Ended October 31,
	2025	2024	2023
Operating (loss) income	$(193,952)	$54,826	$110,701
Interest expense	(55,812)	(20,593)	(8,136)
Other, net	7,171	7,849	(5,519)
Income tax expense	(8,213)	(9,023)	(14,545)
Net (loss) income	$(250,806)	$33,059	$82,501

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Geographic Information
Our manufacturing facilities and all long-lived assets are located primarily in the U.S. and Europe. We attribute our net sales to a geographic region based on the location of the customer. The following tables provide information concerning our net sales for the years ended October 31, 2025, 2024 and 2023, and our long-lived assets as of October 31, 2025 and 2024 (in thousands):

	Year Ended October 31,
Net sales	2025	2024	2023
United States	$1,248,137	$926,864	$834,525
Europe	450,359	271,182	244,560
Canada	66,026	35,333	25,845
Asia	58,849	24,091	14,298
Other foreign countries	14,270	20,392	11,355
Total net sales	$1,837,641	$1,277,862	$1,130,583

	October 31,
Long-lived assets, net	2025	2024
United States	$1,003,958	$1,229,157
Europe	355,950	441,129
Other foreign countries	27,032	31,515
Total long-lived assets, net	$1,386,940	$1,701,801
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
The computation of basic and diluted earnings per share for the years ended October 31, 2025, 2024 and 2023 follows (in thousands, except per share data):

Year Ended October 31, 2025	Net (Loss) Income	Weighted Average Shares	Per Share
Basic and diluted loss per common share	$(250,806)	46,170	$(5.43)
Year Ended October 31, 2024
Basic earnings per common share	$33,059	36,416	$0.91
Effect of dilutive securities:
Stock options		31
Restricted stock awards		131
Performance restricted stock units		70
Diluted earnings per common share	$33,059	36,648	$0.90
Year Ended October 31, 2023
Basic earnings per common share	$82,501	32,819	$2.51
Effect of dilutive securities:
Stock options		33
Restricted stock awards		124
Performance restricted stock units		50
Diluted earnings per common share	$82,501	33,026	$2.50

We do not include equity instruments in our calculation of diluted earnings per share if those instruments would be antidilutive. During the years ended October 31, 2025, 2024 and 2023, we had anti-dilutive restricted stock award equivalents of 23,224, 1,417 and zero, respectively. Such dilution is dependent on the excess of the market price of our stock over the exercise price and other components of the treasury stock method.
19. New Accounting Guidance
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standards setting bodies that we adopt as of the specified effective date.
Recent Accounting Pronouncements Adopted
In November 2023, the FASB issued “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 with early adoption is permitted. Our adoption of this standard

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

effective for the fiscal year ending October 31, 2025 resulted in increased disclosures in the notes to its financial statements. This guidance was applied retrospectively to all prior periods presented in the financial statements.
Recent Accounting Standards Not Yet Adopted
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2025. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on that assessment, Management concluded that, as of October 31, 2025, the Company’s internal control over financial reporting was not effective, due to the material weakness described below.
As of October 31, 2024, Management identified a material weakness in internal controls, in the design and operation of the controls over the preparation and review of the statement of cash flows. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. This material weakness continued to exist as of October 31, 2025, and will not be considered remediated until such time as management designs and implements effective controls that operate for a sufficient period of time and concludes through testing, that these controls are effective.
As a result of the unremediated material weakness described above, the Company’s management has concluded that, as of October 31, 2025, our internal control over financial reporting was ineffective. The material weakness did not result in any identified misstatements to our consolidated financial statements, and there were no changes to previously released financial results. The Company’s independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report also audited the effectiveness of our internal control over financial reporting and has issued an adverse report on the effectiveness of the Company’s internal control over financial reporting as of October 31, 2025, as set forth in their report in Item 8.
(c) Remediation
The Company is committed to remediating the above noted material weakness. Actions with respect to the remediation plan include improved procedures and controls related to our quarterly and annual close processes and enhancement of the quarterly and annual close and reporting checklists. The remediation plan is subject to oversight by the Audit Committee of the Board of Directors and the identified material weakness will not be considered remediated until the remediation plan has been fully implemented, the applicable controls operate for a sufficient period of time, and the Company has concluded that controls are operating effectively. We expect the remediation of this material weakness to be completed prior to the end of fiscal year 2026.
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
Item 9B. Other Information.
During the three months ended October 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.
George Wilson our Chairman, President and CEO, adopted a Rule 10b5-1 trading arrangement on June 11, 2024. Under this arrangement, a total of 37,800 shares of our common stock may be sold, subject to certain conditions, before the plan expires on November 30, 2026.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Pursuant to General Instruction G(3) to Form 10-K, the information on “Directors, Executive Officers and Corporate Governance” is incorporated herein by reference from the Registrant's Definitive Proxy Statement relating to the 2026 Annual Meeting of Stockholders of Quanex Building Products Corporation or an amendment to this Form 10-K, which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after the close of the fiscal year ended October 31, 2025.
Item 11. Executive Compensation.
Pursuant to General Instruction G(3) to Form 10-K, the information on “Executive Compensation” is incorporated herein by reference from the Registrant's Definitive Proxy Statement relating to the 2026 Annual Meeting of Stockholders of Quanex Building Products Corporation or an amendment to this Form 10-K, which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after the close of the fiscal year ended October 31, 2025.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Pursuant to General Instruction G(3) to Form 10-K, the information on “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” is incorporated herein by reference from the Registrant's Definitive Proxy Statement relating to the 2026 Annual Meeting of Stockholders of Quanex Building Products Corporation or an amendment to this Form 10-K, which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after the close of the fiscal year ended October 31, 2025.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Pursuant to General Instruction G(3) to Form 10-K, the information on “Certain Relationships and Related Transactions, and Director Independence” is incorporated herein by reference from the Registrant's Definitive Proxy Statement relating to the 2026 Annual Meeting of Stockholders of Quanex Building Products Corporation or an amendment to this Form 10-K, which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after the close of the fiscal year ended October 31, 2025.
Item 14. Principal Accountant Fees and Services.
Pursuant to General Instruction G(3) to Form 10-K, the information on “Principal Accountant Fees and Services” is incorporated herein by reference from the Registrant's Definitive Proxy Statement relating to the 2026 Annual Meeting of Stockholders of Quanex Building Products Corporation or an amendment to this Form 10-K, which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after the close of the fiscal year ended October 31, 2025.
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

QUANEX BUILDING PRODUCTS CORPORATION

Date:	December 12, 2025	/s/ Scott M. Zuehlke
Scott M. Zuehlke
Senior Vice President - Chief Financial Officer and Treasurer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Susan F. Davis	Director	December 12, 2025
Susan F. Davis

/s/ Donald R. Maier	Director	December 12, 2025
Donald R. Maier

/s/ William E. Waltz	Director	December 12, 2025
William E. Waltz

/s/ Jason D. Lippert	Director	December 12, 2025
Jason D. Lippert

/s/ Bradley E. Hughes	Director	December 12, 2025
Bradley E. Hughes

/s/ Manish H. Shah	Director	December 12, 2025
Manish H. Shah

/s/ Amit Singhi	Director	December 12, 2025
Amit Singhi

/s/ George L. Wilson	Chairman of the Board, President and Chief Executive Officer	December 12, 2025
George L. Wilson	(Principal Executive Officer)

/s/ Scott M. Zuehlke	Senior Vice President, Chief Financial Officer and Treasurer	December 12, 2025
Scott M. Zuehlke	(Principal Financial Officer)

/s/ Gabriela Garcia	Vice President, Chief Accounting Officer	December 12, 2025
Gabriela Garcia	(Principal Accounting Officer)

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

†10.39
Amendment to Quanex Building Products Corporation Restoration Plan, dated June 1, 2023, as filed as Exhibit 10.1 on Form 10-Q (Reg. No. 001-33913) as filed with the Securities and Exchange Commission on June 2, 2023, and incorporated herein by reference.

†10.40
Amendment to Quanex Building Products Corporation Supplemental Employees Retirement Plan, dated June 1, 2023, as filed as Exhibit 10.2 on Form 10-Q (Reg. No. 001-33913) as filed with the Securities and Exchange Commission on June 2, 2023, and incorporated herein by reference.

                        EXHIBIT INDEX

Exhibit Number                Description of Exhibits

†10.41
Agreement between Quanex Building Products Corporation and Gabriela Garcia, effective October 20, 2025, the form of which is filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on October 20, 2025 and incorporated herein by reference.

19
Insider Trading and Treatment of Material Non-Public Information Policy, filed as Exhibit 19 of the Registrant’s Registration Statement on Form 10-Q (Reg. No. 001-33913) as filed with the Securities and Exchange Commission on March 11, 2025, and incorporated herein by reference.

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