Form 10-Q
period 2026-01-31
Quanex Building Products CORP
filed 2026-03-06
CIK 1423221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________
FORM 10-Q
 ________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
The number of shares outstanding of the registrant's Common Stock as of February 27, 2026 was 45,933,814.

QUANEX BUILDING PRODUCTS CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 31, 2026	October 31, 2025
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$62,311	$76,018
Restricted cash	2,332	2,100
Accounts receivable, net of allowance for credit losses of $2,456 and $2,039	189,243	205,384
Inventories	270,597	254,122
Prepaid assets	39,845	32,387
Other current assets	4,345	3,764
Total current assets	568,673	573,775
Property, plant and equipment, net of accumulated depreciation of $430,294 and $414,809	401,701	411,591
Operating lease right-of-use assets	179,221	154,866
Deferred income tax assets	2,959	2,706
Goodwill	275,468	271,346
Intangible assets, net	544,323	549,137
Other noncurrent assets	5,818	4,812
Total assets	$1,978,163	$1,968,233
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$116,095	$131,307
Accrued liabilities	77,325	95,155
Income taxes payable	7,101	12,076
Current maturities of long-term debt	28,566	27,561
Current operating lease liabilities	16,749	15,446
Total current liabilities	245,836	281,545
Long-term debt	678,636	665,268
Noncurrent operating lease liabilities	168,668	145,459
Deferred income taxes liabilities	139,804	135,993
Other noncurrent liabilities	14,865	13,789
Total liabilities	1,247,809	1,242,054
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, shares authorized 1,000,000; issued and outstanding - none	—	—
Common stock, $0.01 par value, shares authorized 125,000,000; issued 51,174,857 and 51,211,469, respectively; outstanding 45,931,814 and 45,674,726, respectively	512	512
Additional paid-in-capital	695,426	700,029
Retained earnings	156,963	164,710
Accumulated other comprehensive loss	(24,329)	(35,439)
Less: Treasury stock at cost, 5,243,043 and 5,536,743 shares, respectively	(98,218)	(103,633)
Total stockholders’ equity	730,354	726,179
Total liabilities and stockholders' equity	$1,978,163	$1,968,233

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(Unaudited)

	Three Months Ended
	January 31,
	2026	2025
	(In thousands, except per share amounts)
Net sales	$409,089	$400,044
Cost and expenses:
Cost of sales (excluding depreciation and amortization)	310,562	307,728
Selling, general and administrative	71,426	66,650
Restructuring charges	—	7,904
Depreciation and amortization	24,249	24,740
Operating income (loss)	2,852	(6,978)
Non-operating income (expense):
Interest expense	(12,367)	(14,186)
Other, net	5,617	1,229
Loss before income taxes	(3,898)	(19,935)
Income tax (expense) benefit	(173)	5,050
Net loss	$(4,071)	$(14,885)

Basic and diluted loss per common share	$(0.09)	$(0.32)

Weighted-average common shares outstanding:
Basic and diluted	45,456	47,015

Cash dividends per share	$0.08	$0.08

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
	January 31,
	2026	2025
	(In thousands)
Net loss	$(4,071)	$(14,885)
Other comprehensive income:
Foreign currency translation gain (loss), net of tax	11,110	(15,951)
Other comprehensive income (loss), net of tax	11,110	(15,951)
Comprehensive income (loss)	$7,039	$(30,836)

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	January 31,
	2026	2025
	(In thousands)
Operating activities:
Net loss	$(4,071)	$(14,885)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation and amortization	24,249	24,740
Stock-based compensation	1,166	902
Deferred income tax	1,808	2,851
Other, net	1,300	6,173
Changes in assets and liabilities:
Decrease in accounts receivable	18,743	30,330
Increase in inventory	(13,669)	(8,602)
Increase in other current assets	(7,043)	(8,985)
Decrease in accounts payable	(13,982)	(16,548)
Decrease in accrued liabilities	(19,022)	(22,558)
Decrease in income taxes payable	(5,203)	(5,087)
Other, net	(4,484)	(841)
Cash used for operating activities	(20,208)	(12,510)
Investing activities:
Capital expenditures	(11,294)	(11,624)
Proceeds from disposition of capital assets	55	169
Cash used for investing activities	(11,239)	(11,455)
Financing activities:
Borrowings under credit facilities	57,000	45,000
Repayments of credit facility borrowings	(36,250)	(56,250)
Repayments of other long-term debt	(838)	(2,026)
Common stock dividends paid	(3,638)	(3,812)
Issuance of common stock	—	214
Payroll tax paid to settle shares forfeited upon vesting of stock	(354)	(1,400)
Purchase of treasury stock	—	(3,698)
Cash provided by (used for) financing activities	15,920	(21,972)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,052	(1,590)
Decrease in cash, cash equivalents and restricted cash	(13,475)	(47,527)
Cash, cash equivalents and restricted cash at beginning of period	78,118	102,995
Cash, cash equivalents and restricted cash at end of period	$64,643	$55,468

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

Three Months Ended January 31, 2026	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	(In thousands, no per share amounts shown except in verbiage)
Balance at October 31, 2025	$512	$700,029	$164,710	$(35,439)	$(103,633)	$726,179
Net loss	—	—	(4,071)	—	—	(4,071)
Foreign currency translation adjustment	—	—	—	11,110	—	11,110
Common dividends ($0.08 per share)	—	—	(3,676)	—	—	(3,676)
Stock-based compensation activity:
Expense related to stock-based compensation	—	1,166	—	—	—	1,166
Restricted stock awards granted	—	(5,415)	—	—	5,415	—
Other	—	(354)	—	—	—	(354)
Balance at January 31, 2026	$512	$695,426	$156,963	$(24,329)	$(98,218)	$730,354

Three Months Ended January 31, 2025	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	(In thousands, no per share amounts shown except in verbiage)
Balance at October 31, 2024	$513	$701,008	$430,405	$(46,428)	$(74,752)	$1,010,746
Net income	—	—	(14,885)	—	—	(14,885)
Foreign currency translation adjustment	—	—	—	(15,951)	—	(15,951)
Common dividends ($0.08 per share)	—	—	(3,812)	—	—	(3,812)
Treasury shares purchased, at cost	—	—	—	—	(3,698)	(3,698)
Stock-based compensation activity:
Expense related to stock-based compensation	—	902	—	—	—	902
Stock options exercised	—	41	—	—	173	214
Restricted stock awards granted	—	(1,894)	—	—	1,894	—
Performance restricted stock units vested	—	(1,300)	—	—	1,300	—
Other	(1)	(1,399)	—	—	—	(1,400)
Balance at January 31, 2025	$512	$697,358	$411,708	$(62,379)	$(75,083)	$972,116

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations, Basis of Presentation and Significant Accounting Policies
Quanex Building Products Corporation is a leading manufacturer and component supplier to original equipment manufacturers (OEMs) in the building products industry, including window, door, solar, refrigeration, custom mixing, building access, and cabinetry markets. We have organized our business into three reportable business segments: (1) Hardware Solutions, which manufactures window and door hardware and screens; (2) Extruded Solutions, which manufactures insulating glass spacers, vinyl window and door profiles, seals, and weatherstripping; and (3) Custom Solutions, which manufactures wood, mixing, and building access solutions. For additional discussion of our reportable business segments, see Note 12, “Segment Information.” We leverage efficient production and distribution processes and engineering expertise to provide our customers with specialized products for their specific hardware, extrusion, and custom applications. We believe these capabilities enhance our ability to provide value to our customers. We serve a primary customer base in North America and the United Kingdom (U.K.), and also serve customers in international markets through our operating locations in the U.K., Germany, Mexico, Canada, and Italy, as well as through sales and marketing efforts in other countries.
On August 1, 2024, we completed the acquisition of Tyman plc (“Tyman”), a company incorporated in England and Wales (“Tyman Acquisition”). The acquisition was accounted for as a business combination requiring all the acquired assets and liabilities to be remeasured to fair value resulting in a consolidated fair value of net assets and liabilities of $848.6 million. Tyman’s results are allocated to our Hardware Solutions, Extruded Solutions, and Custom Solutions segments in accordance with the nature of operations. For additional discussion of our reportable business segments, see Note 12, “Segment Information.”
Unless the context indicates otherwise, references to “Quanex,” the “Company,” “we,” “us,” and “our” refer to the consolidated business operations of Quanex Building Products Corporation and its subsidiaries.
Basis of Presentation and Principles of Consolidation
The accompanying interim unaudited condensed consolidated financial statements include the accounts of Quanex Building Products Corporation. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of October 31, 2025 was derived from audited financial information but does not include all disclosures required by U.S. GAAP. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025. In our opinion, the accompanying financial statements contain all adjustments (which consist of normal recurring adjustments, except as disclosed herein) necessary to fairly present our financial position, results of operations and cash flows for the interim periods. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year or for any future periods.
Use of Estimates
In preparing financial statements, we make informed judgments and estimates that affect the reported amounts of assets and liabilities as of the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting period. We review our estimates on an ongoing basis, including those related to impairment of long-lived assets and goodwill, contingencies and income taxes. Changes in facts and circumstances may result in revised estimates and actual results may differ from these estimates.
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
Shipping and handling costs
We account for shipping and handling services as fulfillment services; accordingly, freight revenue is combined with the product deliverable rather than being accounted for as a distinct performance obligation within the terms of the agreement. Shipping and handling costs incurred by us for the delivery of goods to customers are considered a cost to fulfill the contract and are included in cost of sales in the accompanying condensed consolidated statements of (loss) income.
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
The following table summarizes our product sales for the three months ended January 31, 2026 and 2025, into groupings by segment which we believe depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors. For further details regarding our results by segment, refer to Note 12, “Segment Information.”

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended
	January 31,
	2026	2025
	(In thousands)
Hardware Solutions:
Window and door hardware	$124,701	$122,353
Screens	62,599	60,554
Other	1,812	1,833
	$189,112	$184,740
Extruded Solutions:
Window profiles	58,355	59,845
Seals and gaskets	17,634	18,041
Spacers	47,602	42,861
Solar	4,605	5,523
Flashing Tape	1,518	2,114
Window and door hardware	7,512	9,458
Other	2,574	1,788
	$139,800	$139,630
Custom Solutions:
Wood solutions	$46,654	$43,810
Access solutions	23,045	22,908
Mixing solutions	19,443	18,320
	$89,142	$85,038
Unallocated Corporate & Other:
Eliminations	$(8,965)	$(9,364)
	$(8,965)	$(9,364)
Net sales	$409,089	$400,044
Cash, Cash Equivalents and Restricted Cash
Cash equivalents include all highly liquid investments with an original maturity of three months or less. Such securities with an original maturity which exceeds three months are deemed to be short-term investments. Restricted cash represents cash held by our foreign subsidiary that is subject to foreign exchange and capital control regulations that may restrict the timing and manner of remittance of funds outside the country. We maintain cash, cash equivalents and restricted cash at several financial institutions, which at times may not be federally insured or may exceed federally insured limits. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risks on such accounts.
Allowance for Credit Losses
We have established an allowance for credit losses to estimate the risk of loss associated with our accounts receivable balances. Our policy for determining the allowance is based on factors that affect collectability, including historical trends of write-offs, recoveries and credit losses, and the credit quality of our customers. We believe our allowance is adequate to absorb any known or probable losses as of January 31, 2026. Different assumptions or changes in economic circumstances could result in changes to the allowance.
Related Party Transactions
Net sales to customers which are related parties with two of our non-employee directors for the three months ended January 31, 2026 was $0.3 million and $0.5 million for comparable prior year period. Purchases from a supplier which is a related party with one of our non-employee directors for the three months ended January 31, 2026 was $0.1 million and $0.2 million for the comparable prior year period. We performed a review of these transactions, of which no single transaction or series of related transactions exceeded $120,000 in amount, and determined that these transactions were enacted independently

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

of each other. We are not aware of any other related party transactions with any of our current non-employee directors or officers outside of their normal business functions or expected contractual duties.
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
During fiscal 2025, we restructured our reportable segments to integrate the acquisition of Tyman plc with our legacy Quanex operations. This restructuring aligns our business into three reportable segments: Hardware Solutions, Extruded Solutions, and Custom Solutions, which is how our Chief Operating Decision Maker (“CODM”) assesses the performance of our business, makes key operating decisions and allocates resources. For additional discussion of our reportable business segments, see Note 12, “Segment Information.”
During the three months ended January 31, 2026 and 2025, we incurred zero and 7.9 million, respectively, in restructuring charges including zero and $4.0 million, respectively, related to workforce alignment costs, primarily severance and employee-related expenses. As of January 31, 2026, we have paid $5.9 million in 2025 workforce alignment costs, with a remaining accrual of $0.4 million. Additionally, we recognized $3.9 million during the three months ended January 31, 2025 related to the disposal of software which no longer supports our business. We may incur additional restructuring charges in future periods. The nature and amount of any such charges will depend on further developments in the restructuring process.
2. Inventories
Inventories consisted of the following at January 31, 2026 and October 31, 2025 (in thousands):

	January 31, 2026	October 31, 2025
Raw materials	$90,776	$85,054
Finished goods and work in process	176,451	165,711
Supplies and other	3,370	3,357
Total	$270,597	$254,122
We did not record any impairment charges related to inventories for the periods ended January 31, 2026 and October 31, 2025.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Property, Plant and Equipment
Property, plant and equipment consisted of the following as of January 31, 2026 and October 31, 2025 (in thousands):

	January 31, 2026	October 31, 2025
Land and land improvements	$22,327	$21,725
Buildings and building improvements	188,884	194,034
Machinery and equipment	561,124	548,623
Construction in progress	59,660	62,018
Property, plant and equipment, gross	831,995	826,400
Less: Accumulated depreciation	430,294	414,809
Property, plant and equipment, net	$401,701	$411,591
Depreciation expense, including amortization of finance leases, for the three months ended January 31, 2026 was $14.5 million and $13.9 million for the comparable prior year period.
If there are indicators of potential impairment, we evaluate our property, plant and equipment for recoverability over the remaining useful lives of the assets.
We did not record any impairment charges related to property, plant and equipment or intangible assets for the periods ended January 31, 2026 and October 31, 2025.
4. Goodwill and Intangible Assets
Goodwill
The change in the carrying amount of goodwill for the three months ended January 31, 2026 was as follows (in thousands):

Three Months Ended
January 31, 2026
Beginning balance as of November 1, 2025	$271,346
Foreign currency translation adjustment	4,122
Balance as of the end of the period	$275,468
As of January 31, 2026, we have ten reporting units, seven of which comprised our goodwill balance. These ten reporting units are aggregated into our three reportable segments. For additional information and discussion of our reporting units and a summary of the change in the carrying amount of goodwill by segment, see Note 12, “Segment Information.”
Identifiable Intangible Assets
Amortizable intangible assets consisted of the following as of January 31, 2026 and October 31, 2025 (in thousands):

	January 31, 2026		October 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$510,588	$149,341	$506,473	$141,462
Trademarks and trade names	243,083	63,265	240,622	59,833
Patents and other technology	26,133	22,875	26,105	22,768
Total	$779,804	$235,481	$773,200	$224,063
We had amortization expense related to intangible assets for the three months ended January 31, 2026 of $9.8 million and $10.6 million for the comparable prior year period.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Estimated remaining amortization expense, assuming current intangible balances and no new acquisitions, for future fiscal years as of January 31, 2026 (in thousands):

Estimated Amortization Expense
2026 (remaining nine months)	$29,453
2027	39,270
2028	34,037
2029	34,020
2030	32,569
Thereafter	374,974
Total	$544,323

5. Debt and Finance Lease Obligations
Long-term debt consisted of the following at January 31, 2026 and October 31, 2025 (in thousands):

	January 31, 2026	October 31, 2025
Term Loan A Facility	$462,500	$468,750
Revolving Credit Facility	199,500	172,500
Finance lease obligations and other	55,505	62,619
Unamortized deferred financing fees	(10,303)	(11,040)
Total debt	$707,202	$692,829
Less: Current maturities of long-term debt	28,566	27,561
Long-term debt	$678,636	$665,268
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
The Facilities contain a: (1) Consolidated Interest Coverage Ratio requirement whereby we must not permit the Consolidated Interest Coverage Ratio, as defined, to be less than 3.00 to 1.00, and (2) Consolidated Net Leverage Ratio requirement, whereby the Consolidated Net Leverage Ratio, as defined, must be greater than 3.25 to 1.00.
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
As of January 31, 2026, we had $662.0 million borrowings outstanding under the Facilities (reduced by unamortized debt issuance costs of $10.3 million), $6.2 million of outstanding letters of credit, and $55.5 million outstanding primarily under finance leases and other debt. We had $269.3 million available for use under the Revolving Credit Facility at January 31, 2026. The borrowings outstanding as of January 31, 2026 under the Facilities accrue interest at 6.04% per annum, and our weighted-average borrowing rate for borrowings outstanding during the three months ended January 31, 2026 and 2025 was 6.39% and 6.85%, respectively. We were in compliance with our debt covenants as of January 31, 2026.
6. Retirement Plans
We maintain a non-qualified deferred compensation plan covering members of the Board of Directors and certain key employees. As of January 31, 2026 and October 31, 2025, the liability associated with the deferred compensation plan was approximately $4.5 million and $4.1 million, respectively. We record the current portion of liabilities associated with these plans under the caption “Accrued liabilities,” and the long-term portion under the caption “Other liabilities” in the accompanying condensed consolidated balance sheets.
7. Income Taxes
To determine our income tax expense or benefit for interim periods, consistent with accounting standards, we apply the estimated annual effective income tax rate to year-to-date results, plus any applicable discrete items, which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statutes of limitations, tax benefits on equity compensation, and increases or decreases in valuation allowances on deferred tax assets. Our estimated annual effective tax rates from continuing operations for the three months ended January 31, 2026 and 2025 were 4.4% and 25.3%, respectively. The difference between our estimated annual effective income tax rate and the U.S. federal statutory rate of 21% principally results from discrete tax items, U.S. state taxes, a non-U.S. tax rate differential and other permanent differences. Total discrete tax expense recorded in the first quarter of fiscal 2026 was $1.1 million, primarily related to equity-based compensation award activity and state deferred tax remeasurement from legal entity reorganization activities. The primary discrete item affecting the 2025 effective rate was the benefit of $0.4 million related to equity-based compensation award activity.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

We evaluate the likelihood of realization of our deferred tax assets by considering both positive and negative evidence. We maintain a valuation allowance for certain state net operating losses which totaled $0.8 million as of January 31, 2026 and October 31, 2025, respectively. We also maintain a valuation allowance for capital losses which totaled $3.6 million as of January 31, 2026 and October 31, 2025, respectively.
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
We have been and are currently party to multiple claims, some of which are in litigation, relating to alleged defects in a commercial sealant product that was manufactured and sold during the 2000’s. While we believe that our product was not defective and that we would prevail in these commercial sealant product claims if taken to trial, the timing, ultimate resolution and potential impact of these claims is not currently determinable, and additional claims may be raised in the future that result in the Company bearing legal fees and/or judgment costs, if any. Nevertheless, after taking into account all currently available information, including our defenses, the advice of our counsel, and the extent and currently-expected availability of our existing insurance coverage, we believe that the eventual outcome of these commercial sealant claims will not have a material adverse effect on our overall financial condition, results of operations or cash flows, and we have not recorded any accrual with regard to these claims.
On September 19, 2025, a purported shareholder class action lawsuit against the Company and two of its officers was filed in federal court in the Southern District of Texas, titled Zanol v. Quanex Building Products Corporation et al, Case No. 4:25-cv-04453. During the quarter ended January 31, 2026, Roofers’ Pension Fund was appointed lead plaintiff and the case was re‑styled as In re Quanex Building Products Corporation Securities Litigation. The suit alleges certain violations of federal securities laws related to public disclosures made by the Company in 2025 principally related to our window and door operations in Mexico and seeks unspecified damages. While the ultimate outcome of any legal matter cannot be predicted with certainty, the Company strongly believes that this complaint is without merit, intends to vigorously defend itself and its officers against the allegations, and maintains insurance coverage for such matters. At present, the Company cannot reasonably estimate a range of loss, if any, for this action based on its early stage and the information available to the Company, and accordingly, the Company has not accrued any liability associated with this action.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Carrying amounts reported on the balance sheet for cash, cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. Our outstanding debt is variable rate debt that re-prices frequently, thereby limiting our exposure to significant change in interest rate risk. As a result, the fair value of our debt instrument approximates carrying value at January 31, 2026, and October 31, 2025 (Level 2 measurement).
As of January 31, 2026, we have outstanding forward foreign exchange contracts to hedge our foreign currency exposures against the Mexican Peso (“MXN”) to U.S. Dollar (“USD”), with a notional principal amount of $5.0 million. Hedge accounting is not applied to our forward exchange contracts. These contracts have a range of maturities up to February 27, 2026. Our forward foreign exchange contracts are adjusted to fair value by recording gains and losses to “Other, net,” and we record the related asset or liability to “Other Assets” or “Current Liabilities” in the accompanying consolidated statement of (loss) income and consolidated balance sheets, respectively. During the three months ended January 31, 2026 and 2025, we recognized a net gain of $0.6 million and $0.1 million, respectively, related to our forward foreign exchange contracts. The value of our forward foreign exchange contracts fluctuates based on exchange rate fluctuations against the USD to GBP, and the MXN to USD (Level 2 measurements).
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
Restricted Stock Awards
Restricted stock awards are granted to key employees and officers annually, and typically cliff vest over a three-year period or a three-year graded vesting schedule with service and continued employment as the only vesting criteria. The recipient of the restricted stock award is entitled to all of the rights of a shareholder, except that the awards are nontransferable during the vesting period and dividends are not paid until the vesting. The fair value of the restricted stock award is established on the grant date and then expensed over the vesting period resulting in an increase in additional paid-in-capital. Shares are generally issued from treasury stock at the time of grant.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of non-vested restricted stock award activity during the three months ended January 31, 2026 is presented below:

	Restricted Stock Awards	Weighted-Average Grant Date Fair Value per Share
Non-vested at October 31, 2025	257,982	$28.15
Granted	293,700	13.66
Forfeited	(9,912)	17.54
Vested	(91,621)	23.96
Non-vested at January 31, 2026	450,149	$19.84
The total weighted-average grant-date fair value of restricted stock awards that vested during each of the three months ended January 31, 2026 and 2025 was $2.2 million and $1.9 million, respectively. As of January 31, 2026, total unrecognized compensation cost related to unamortized restricted stock awards was $6.0 million. We expect to recognize this expense over the remaining weighted average vesting period of 2.1 years.
Stock Options
Historically, stock options have been awarded to key employees, officers and non-employee directors. In December 2017, the Compensation & Management Development Committee of the Board of Directors approved a change to the long-term incentive award program eliminating the grant of stock options and replacing this award with a grant of performance restricted stock units as further described below. As a result, stock options were not granted during the three months ended January 31, 2026 and 2025. Stock options typically vested ratably over a three-year period with service and continued employment as the vesting conditions. Our stock options may be exercised up to a maximum of ten years from the date of grant. The fair value of the stock options was determined on the grant date and expensed over the vesting period resulting in an increase in additional paid-in-capital. For employees who were nearing retirement-eligibility, we recognized stock option expense ratably over the shorter of the vesting period or the period from the grant-date to the retirement-eligibility date.
We use a Black-Scholes pricing model to estimate the fair value of stock options. A description of the methodology for the valuation assumptions was disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025.
The following table summarizes our stock option activity for the three months ended January 31, 2026:

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000s)
Outstanding at October 31, 2025	68,950	$19.38
Forfeited/Expired	(32,400)	19.30
Outstanding at January 31, 2026	36,550	$19.45	0.8	$—
Vested at January 31, 2026	36,550	$19.45	0.8	$—
Exercisable at January 31, 2026	36,550	$19.45	0.8	$—
Intrinsic value is the amount by which the market price of the common stock on the date of exercise exceeds the exercise price of the stock option. The total intrinsic value of our stock options that were exercised during the three months ended January 31, 2026 and 2025 was zero and $0.1 million, respectively.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

During the three months ended January 31, 2026 and 2025, non-employee directors received 64,360 and 28,240 restricted stock units, respectively, at a weighted-average grant date fair value of $14.92 per share and $29.02 per share, respectively. During the three months ended January 31, 2026 and 2025, 6,061 and 39,871 restricted stock units, which were awarded to key employees, vested, respectively, and 1,910 and zero restricted stock units were forfeited for the same periods, respectively. During the three months ended January 31, 2026, we paid $0.1 million and $1.0 million for the comparable prior year to settle vested restricted stock units awarded to key employees.
Performance Share Awards
We have awarded annual grants of performance shares to key employees and officers. The performance share awards granted in December 2023 vest with return on net assets (RONA) as the vesting condition and pay out 100% in cash, and are accounted for as liability. The performance share awards granted in December 2024, March 2025 and December 2025 vest with adjusted earnings per share performance as the vesting condition and RONA as a performance modifier and pay out 100% in cash, and are accounted for as a liability.
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
The following table summarizes our performance share grants and the grant date fair value for the RONA performance metric:

Grant Date	Shares Awarded	Grant Date Fair Value	Shares Forfeited
December 7, 2023	72,200	$32.15	—
December 4, 2024	88,900	$29.75	2,393
March 1, 2025	3,000	$12.48	—
December 4, 2025	207,200	$13.66	7,519
As of January 31, 2025, none of the December 2023 grants are expected to vest. During the three months ended December 2025, no shares vested pursuant to the December 2022 grant.
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

Vesting Level	Vesting Criteria	Percentage of Award Vested
Level 1	A-TSR greater than or equal to 50%	150%
Level 2	A-TSR less than 50% and greater than or equal to 20%	100%
Level 3	A-TSR less than 20% and greater than or equal to -20%	50%
Level 4	A-TSR less than -20%	—%

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes our performance restricted stock unit grants and the grant date fair value for the A-TSR performance metric:

Grant Date	Shares Awarded	Grant Date Fair Value	Shares Forfeited
December 7, 2023	40,700	$30.35	—
December 4, 2024	50,900	$29.97	—
March 1, 2025	2,200	$18.89	—
December 4, 2025	126,000	$13.82	—
As of January 31, 2025, none of the December 2023 grants are expected to vest. During the three months ended January 31, 2025, no performance restricted stock units vested pursuant to the December 2022 grant.
The performance restricted stock units are not considered outstanding shares, do not have voting rights, and are excluded from diluted weighted-average shares used to calculate earnings per share until the performance criteria is probable to result in the issuance of contingent shares. As of January 31, 2026, we have deemed 12,373 shares related to the December 2023 grant of performance restricted stock units as probable to vest.
The following table summarizes amounts expensed as selling, general and administrative expense related to restricted stock awards, stock options, restricted stock units, performance share awards and performance restricted stock units for the three months ended January 31, 2026 and 2025 (in thousands):

	Three Months Ended
	January 31,
	2026	2025
Restricted stock awards	$802	$593
Restricted stock units	1,909	(119)
Performance share awards	(56)	413
Performance restricted stock units	364	309
Total compensation expense	$3,019	$1,196
Treasury Shares
We record treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Shares are generally issued from treasury stock at the time of grant of restricted stock awards, upon the exercise of stock options, and upon the vesting of performance restricted stock units. On the subsequent issuance of treasury shares, we record proceeds in excess of cost as an increase in additional paid in capital. A deficiency of such proceeds relative to costs would be applied to reduce paid-in-capital associated with prior issuances to the extent available, with the remainder recorded as a charge to retained earnings. There were no charges to retained earnings during the three months ended January 31, 2026.
The following table summarizes the treasury stock activity during the three months ended January 31, 2026:

Three Months Ended
January 31, 2026
Beginning Balance as of November 1, 2025	5,536,743
Restricted stock awards granted	(293,700)
Balance at January 31, 2026	5,243,043

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Other, net
Other income included under the caption “Other, net” on the condensed consolidated statements of (loss) income, consisted of the following for the three months ended January 31, 2026 and 2025 (in thousands):

	Three Months Ended
	January 31,
	2026	2025
Foreign currency transaction gains	$5,072	$172
Foreign currency derivative gains	621	349
Interest income	313	618
Other	(389)	90
Other, net	$5,617	$1,229
l2. Segment Information
In our Annual Report on Form 10-K as of October 31, 2024 and our Quarterly Reports on Form 10-Q as of January 31, 2025 and April 30, 2025, respectively, we presented four reportable business segments in accordance with ASC Topic 280-10-50, “Segment Reporting” (ASC 280): (1) NA Fenestration, comprising four operating segments primarily focused on the fenestration market in North America including vinyl profiles, insulating glass spacers, screens, custom compound mixing, and other fenestration components; (2) EU Fenestration, comprising our U.K.-based vinyl extrusion business, manufacturing vinyl profiles and conservatories, and the European insulating glass business manufacturing insulating glass spacers; (3) NA Cabinet Components, comprising our cabinet door and components segment; and (4) Tyman, which was acquired on August 1, 2024, comprising a leading international supplier of engineered fenestration components and access solutions to the construction industry.
During the third quarter of 2025, we restructured our reportable segments due to changes in our organizational structure and how our CODM makes key operating decisions, allocates resources and assesses the performance of our business. As a result, we now report in three reportable segments: Hardware Solutions, which provides window and door hardware and screens; Extruded Solutions, which supplies insulating glass spacers, vinyl window and door profiles, seals, and weatherstripping; and Custom Solutions, which provides wood, mixing, and building access solutions. We continue to maintain a grouping called Unallocated Corporate & Other, which includes transaction expenses, stock-based compensation, long-term incentive awards based on the performance of our common stock and other factors, certain severance and legal costs not deemed to be allocable to all segments, depreciation of corporate assets, interest expense, other, net, income taxes, inter-segment eliminations, and executive incentive compensation and medical expense fluctuations relative to planned costs as determined during annual planning process. Other general and administrative costs associated with the corporate office are allocated to the reportable segments, based upon each segment’s relative operating activity. The accounting policies of our operating segments are the same as those used to prepare the accompanying condensed consolidated financial statements. Corporate general and administrative expenses allocated during the three month period ended January 31, 2026 was $12.1 million and $7.9 million for the comparable prior year period.
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
Our CODM, the President and Chief Executive Officer, reviews several measures of segment profitability to assess performance and allocate resources. Segment operating income (loss) is the measure of segment profit or loss that is most consistent with GAAP and is used by the CODM to evaluate segment results, allocate resources, and monitor performance against the annual budget and forecasts. The CODM considers forecast-to-actual variances on a monthly basis using this measure for each segment when making decisions about allocating capital and personnel. In addition, the CODM uses this measure, along with net sales, to compare segment performance and in the compensation of certain employees.
The Company does not present segment asset information as such information is not provided to the CODM and accordingly, asset information is not used in assessing segment performance.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Selected segment information for the three months ended January 31, 2026 and 2025 was as follows (in thousands):

	Hardware Solutions	Extruded Solutions	Custom Solutions	Unallocated Corp. & Other	Total
Three Months Ended January 31, 2026
Net sales	$189,112	$139,800	$89,142	$(8,965)	$409,089
Cost of sales (excluding depreciation and amortization)	150,724	97,709	71,424	(9,295)	310,562
Selling, general and administrative	34,180	21,141	13,150	2,955	71,426
Depreciation and amortization	11,547	7,339	5,222	141	24,249
Operating (loss) income	$(7,339)	$13,611	$(654)	$(2,766)	$2,852
Capital expenditures	$5,610	$3,998	$1,633	$53	$11,294

Three Months Ended January 31, 2025
Net sales	$184,740	$139,630	$85,038	$(9,364)	$400,044
Cost of sales (excluding depreciation and amortization)	150,785	97,680	68,298	(9,035)	307,728
Selling, general and administrative	33,357	18,508	11,598	3,187	66,650
Restructuring charges	6,119	—	—	1,785	7,904
Depreciation and amortization	11,470	7,640	5,540	90	24,740
Operating (loss) income	$(16,991)	$15,802	$(398)	$(5,391)	$(6,978)
Capital expenditures	$4,403	$4,919	$1,474	$828	$11,624
The following tables reconcile our segment presentation, as previously reported in our Quarterly Report on Form 10-Q for the three months ended January 31, 2025, to the current presentation (in thousands):

	NA Fenestration	EU Fenestration	NA Cabinet Components	Tyman	Unallocated Corp. & Other	Total
Three Months Ended January 31, 2025
Net sales	$134,333	$48,471	$43,810	$175,676	$(2,246)	$400,044
Cost of sales (excluding depreciation and amortization)	106,567	30,638	39,415	132,796	(1,688)	307,728
Selling, general and administrative	16,133	7,920	5,268	34,378	2,951	66,650
Restructuring charges	—	—	—	7,904	—	7,904
Depreciation and amortization	4,779	2,610	3,009	14,263	79	24,740
Operating income (loss)	$6,854	$7,303	$(3,882)	$(13,665)	$(3,588)	$(6,978)
Capital expenditures	$5,651	$602	$417	$4,088	$866	$11,624

		Hardware Solutions(1)	Extruded Solutions(2)	Custom Solutions(3)	Unallocated Corp. & Other	Total
Three Months Ended January 31, 2025
Net sales		$184,740	$139,630	$85,038	$(9,364)	$400,044
Cost of sales (excluding depreciation and amortization)		150,785	97,680	68,298	(9,035)	307,728
Selling, general and administrative		33,357	18,508	11,598	3,187	66,650
Restructuring charges		6,119	—	—	1,785	7,904
Depreciation and amortization		11,470	7,640	5,540	90	24,740
Operating (loss) income		$(16,991)	$15,802	$(398)	$(5,391)	$(6,978)
Capital expenditures		$4,403	$4,919	$1,474	$828	$11,624
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
The following table summarizes the change in the carrying amount of goodwill by reportable business segment for the three months ended January 31, 2026 (in thousands):

	Hardware Solutions	Extruded Solutions	Custom Solutions	Unallocated Corp. & Other	Total
Balance as of October 31, 2025	$14,601	$180,933	$75,812	$—	$271,346
Foreign currency translation adjustment	392	3,384	346	—	4,122
Balance as of January 31, 2026	$14,993	$184,317	$76,158	$—	$275,468
We did not allocate non-operating expense or income tax expense to the reportable segments. The following table reconciles operating income (loss) as reported above to net income for the three months ended January 31, 2026 and 2025 (in thousands):

	Three Months Ended
	January 31,
	2026	2025
Operating income (loss)	$2,852	$(6,978)
Interest expense	(12,367)	(14,186)
Other, net	5,617	1,229
Income tax (expense) benefit	(173)	5,050
Net loss	$(4,071)	$(14,885)
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
The computation of basic and diluted earnings per share for the three months ended January 31, 2026 and 2025 follows (in thousands, except per share data):

	Net Loss	Weighted-Average Shares	Per Share
Three Months Ended January 31, 2026
Basic and diluted loss per common share	$(4,071)	45,456	$(0.09)
Three Months Ended January 31, 2025
Basic and diluted loss per common share	$(14,885)	47,015	$(0.32)
We do not include equity instruments in our calculation of diluted earnings per share if those instruments would be anti-dilutive. We had anti-dilutive restricted stock award equivalents for the three months ended January 31, 2026 of 32,295 and 5,450 for the comparable prior year period. Such dilution is dependent on the excess of the market price of our stock over the exercise price and other components of the treasury stock method.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. New Accounting Guidance
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standards setting bodies that we adopt as of the specified effective date. We did not adopt any new accounting pronouncements during the three months ended January 31, 2026.
Recent Accounting Standards Not Yet Adopted
In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires expanded disclosures of expense information, including the amounts of inventory purchases, employee compensation, depreciation and amortization within commonly presented expense captions during the period. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The amendments should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date or (2) retrospectively to any or all prior periods presented in the financial statements. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which includes updates to the income tax disclosures related to the rate reconciliation and disaggregation of income taxes paid by jurisdiction. The amendments are effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The amendments should be applied prospectively, however retrospective application is permitted. This ASU is expected to result in expanded tax disclosures for our annual financial statements for the year ended October 31, 2026.
15. Subsequent Events
The Company has been subject to the impact of evolving U.S. and global tariff and trade policies. On February 20, 2026, the U.S. Supreme Court rendered a decision invalidating certain tariffs imposed under the International Emergency Economic Powers Act. We are assessing the potential impact of this decision and other trade policy developments on our operations, supply chain and cost structure.

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
•changes in availability and prices of raw material including inflationary pressures and supply chain challenges, which could be exacerbated by political or global unrest;
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
For information on additional factors that could cause actual results to differ materially, please refer to the section entitled “Item 1A. Risk Factors” within this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis contains forward-looking statements based on our current assumptions, expectations, estimates and projections about our business and the homebuilding industry, and therefore, it should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and related notes as of January 31, 2026, and for the three months ended January 31, 2026 and 2025, included elsewhere herein. Actual results could differ from our expectations due to several factors which include, but are not limited to: the impact of market price and demand for our products, economic and competitive conditions, capital expenditures, new technology, regulatory changes and other uncertainties. For additional information pertaining to our business, including risk factors which should be considered before investing in our common stock, refer to our Annual Report on Form 10-K for the fiscal year ended October 31, 2025.
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
In connection with the Tyman acquisition, we re-evaluated our reportable segment presentation during the third quarter of 2025 and adjusted our segment structure to better align our business operations. As a result, we now report three reportable segments: Hardware Solutions, Extruded Solutions, and Custom Solutions.
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
Recent Transactions and Events
We are monitoring evolving U.S. and global tariff and trade policies, including the recent decision by the U.S. Supreme Court that invalidates certain tariffs imposed under the International Emergency Economic Powers Act. We are assessing the potential impact of this decision and other trade policy developments on our operations, supply chain and cost structure and continue to work with our suppliers and customers to mitigate potential impacts on our business. We are also monitoring ongoing geopolitical tensions and conflicts in various regions of the world, which may contribute to volatility in global markets, supply chains, commodity pricing and foreign currency exchange rates. The extent and duration of current and potential tariff measures and geopolitical developments, and the resulting impact on general economic conditions and our operations, remain uncertain and depend on various factors, including negotiations between the U.S. and affected countries, responses by other governments, potential exemptions, and the availability and cost of alternative sources of supply.
Market Overview and Outlook
We believe the primary drivers of our operating results continue to be North American residential remodeling and replacement (R&R) and new home construction activity. In the U.K. and Continental Europe, our operating results are primarily influenced by repair, maintenance and improvement (RMI) and residential renovation activity, as well as new construction activity. We believe that housing starts and window shipments are indicators of activity levels in the homebuilding and window industries, and we use this data, as published by or derived from third-party sources, to evaluate the market. We have historically evaluated the market using data from the National Association of Homebuilders (NAHB) with regard to housing starts and R&R activity, and published reports by Ducker Worldwide, LLC (Ducker), a consulting and research firm, with regard to window shipments in the U.S.
In January 2026, the NAHB forecasted calendar-year housing starts to be approximately 1.3 million and 1.4 million in calendar-year 2026 and 2027. In February 2026, the Ducker forecast indicated that total window shipments are expected to decrease 2.5% in calendar-year 2026.
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
The global economy remains uncertain due to currency devaluations, political unrest, geopolitical tensions and conflicts, terror threats, and the political landscape in the U.S. These and other macro-economic factors have impacted the global financial markets, which may have contributed to significant changes in foreign currencies. We continue to monitor our exposure to changes in exchange rates.

Results of Operations
Three Months Ended January 31, 2026 Compared to Three Months Ended January 31, 2025
This table sets forth our condensed consolidated results of operations for the three-month periods ended January 31, 2026 and 2025.

	Three Months Ended January 31,
	2026	2025	Change $	% Variance
	(Dollars in thousands)
Net sales	$409,089	$400,044	$9,045	2%
Cost of sales (excluding depreciation and amortization)	310,562	307,728	2,834	1%
Selling, general and administrative	71,426	66,650	4,776	7%
Restructuring charges	—	7,904	(7,904)	—%
Depreciation and amortization	24,249	24,740	(491)	(2)%
Operating income (loss)	2,852	(6,978)	9,830	(141)%
Interest expense	(12,367)	(14,186)	1,819	(13)%
Other, net	5,617	1,229	4,388	357%
Income tax (expense) benefit	(173)	5,050	(5,223)	(103)%
Net loss	$(4,071)	$(14,885)	$10,814	(73)%
Our period-over-period results by reportable segment follow.
Changes Related to Operating Income by Reportable Segment:
Hardware Solutions

	Three Months Ended January 31,
	2026	2025	$ Change	% Variance
	(Dollars in thousands)
Net sales	$189,112	$184,740	$4,372	2%
Cost of sales (excluding depreciation and amortization)	150,724	150,785	(61)	—%
Selling, general and administrative	34,180	33,357	823	2%
Restructuring charges	—	6,119	(6,119)	(100)%
Depreciation and amortization	11,547	11,470	77	1%
Operating loss	$(7,339)	$(16,991)	$9,652	(57)%
Operating loss margin	(4)%	(9)%
Net Sales. Net sales increased $4.4 million, or 2%, for the three months ended January 31, 2026 compared to the same period in 2025. The increase was primarily attributable to $5.8 million of favorable tariff-related pricing adjustments and a $4.3 million favorable impact from foreign currency translation, partially offset by a $6.7 million decline in volumes due to softer market demand.
Cost of Sales. Cost of sales decreased $0.1 million, for the three months ended January 31, 2026 compared to the same period in 2025. Cost of sales decreased primarily due to lower volumes, largely offset by the impact of pricing actions, tariff recoveries, and foreign currency movements.
Selling, General and Administrative. Selling, general and administrative expenses increased $0.8 million, or 2%, for the three months ended January 31, 2026 compared to the same period in 2025. The increase is primarily due to increases in labor costs and other miscellaneous selling and general administrative costs year-over-year.
Restructuring Charges. Restructuring charges decreased 6.1 million, or 100%, for the three months ended January 31, 2026 compared to the same period in 2025. This decrease is primarily attributable to the restructuring of our operating segments in fiscal 2025. For additional discussion of the restructuring, see the “restructuring” section of Note 1, “Nature of Operations, Basis of Presentation and Significant Accounting Policies”.

Extruded Solutions

	Three Months Ended January 31,
	2026	2025	$ Change	% Variance
	(Dollars in thousands)
Net sales	$139,800	$139,630	$170	—%
Cost of sales (excluding depreciation and amortization)	97,709	97,680	29	—%
Selling, general and administrative	21,141	18,508	2,633	14%
Depreciation and amortization	7,339	7,640	(301)	(3.9)%
Operating income	$13,611	$15,802	$(2,191)	(14)%
Operating income margin	10%	11%
Net Sales. Net sales increased $0.2 million, for the three months ended January 31, 2026 compared to the same period in 2025 primarily due to a $3.3 million of favorable foreign currency rate change, a $0.4 million increase in price and raw material indexes, partially offset by a $3.5 million decrease in volumes mainly due to softer market demand.
Cost of Sales. Cost of sales remained flat for the three months ended January 31, 2026 compared to the same period in 2025.
Selling, General and Administrative. Selling, general and administrative expense increased $2.6 million, or 14%, for the three months ended January 31, 2026 compared to the same period in 2025. The increase is primarily due to increases in labor costs and miscellaneous selling and general administrative costs year-over-year.
Custom Solutions

	Three Months Ended January 31,
	2026	2025	$ Change	Variance %
	(Dollars in thousands)
Net sales	$89,142	$85,038	$4,104	5%
Cost of sales (excluding depreciation and amortization)	71,424	68,298	3,126	5%
Selling, general and administrative	13,150	11,598	1,552	13%
Depreciation and amortization	5,222	5,540	(318)	(6)%
Operating loss	$(654)	$(398)	$(256)	64%
Operating loss margin	(1)%	—%
Net Sales. Net sales increased $4.1 million, or 5%, for the three months ended January 31, 2026 compared to the same period in 2025. The increase was primarily driven by a $2.0 million increase in volumes, a $1.7 million favorable impact from pricing and raw material index adjustments, and $0.2 million of favorable tariff-related pricing adjustments.
Cost of Sales. Cost of sales increased $3.1 million, or 5%, for the three months ended January 31, 2026 compared to the same period in 2025. Cost of sales increased primarily due to higher volumes, pricing and raw material index impacts, and foreign currency movements during the period.
Selling, General and Administrative. Selling, general and administrative expenses increased $1.6 million, or 13%, for the three months ended January 31, 2026 compared to the same period in 2025. The increase is primarily due to increases in labor costs, information technology costs, and other miscellaneous selling and general administrative costs year-over-year.

Unallocated Corporate & Other

	Three Months Ended January 31,
	2026	2025	$ Change	Variance %
	(Dollars in thousands)
Net sales	$(8,965)	$(9,364)	$399	(4)%
Cost of sales (excluding depreciation and amortization)	(9,295)	(9,035)	(260)	3%
Selling, general and administrative	2,955	3,187	(232)	(7)%
Restructuring charges	—	1,785	(1,785)	(100)%
Depreciation and amortization	141	90	51	57%
Operating loss	$(2,766)	$(5,391)	$2,625	(49)%
Net Sales. Net sales for Unallocated Corporate & Other represents the elimination of inter-segment sales for the three months ended January 31, 2026 and 2025.
Cost of Sales. Cost of sales for Corporate & Other consists of the elimination of inter-segment sales, profit in inventory, and other costs.
Selling, General and Administrative. Selling, general and administrative expenses decreased $0.2 million, or 7%, for the three months ended January 31, 2026 compared to the same period in 2025. This decrease is primarily attributable to a decrease in reorganization costs, which occurred in 2025, partially offset by higher compensation expense, including the valuations of our stock-based compensation awards during the three months ended January 31, 2026 as compared to the prior year period.
Restructuring Charges. Restructuring charges decreased $1.8 million, or 100%, for the three months ended January 31, 2026 compared to the same period in 2025. This decrease is primarily attributable to the restructuring of our operating segments in fiscal 2025. For additional discussion of the restructuring, see the “restructuring” section of Note 1, “Nature of Operations, Basis of Presentation and Significant Accounting Policies”.
Changes Related to Non-Operating Items:
Interest Expense. Interest expense decreased $1.8 million for the three months ended January 31, 2026 compared to the same period in 2025 primarily as a result of a decrease in borrowings outstanding during the three months ended January 31, 2026 as compared to the prior year period.
Income Taxes. We recorded an income tax expense of $0.2 million on pre-tax loss of $3.9 million for the three months ended January 31, 2026, an effective rate of (4.4)%, and income tax benefit of $5.1 million on pre-tax loss of $19.9 million for the three months ended January 31, 2025, an effective rate of 25.3%. The decrease in the effective tax rate compared to the prior year was primarily driven by a lower pre-tax loss in the current year, partially offset by a $1.1 million of discrete tax expense, primarily related to equity-based compensation award activity and state deferred tax remeasurement from legal entity reorganization activities, which reduced the expected tax benefit for the period.
Liquidity and Capital Resources
Overview
Historically, our principal sources of funds have been cash on hand, cash flow from operations, and borrowings under our credit facilities. As of January 31, 2026, we had $62.3 million of cash and equivalents, $662.0 million outstanding under the Facilities, $6.2 million of outstanding letters of credit, and $55.5 million outstanding under finance leases and other debt. Of the $55.5 million outstanding under finance leases and other debt, $49.3 million relates to real estate leases. We had $269.3 million available for use under the revolving credit facility at January 31, 2026.
On August 1, 2024, the Amended Credit Agreement increased our borrowing capacity and established a $475 million revolving credit facility and a $500 million term loan A facility, each maturing on August 1, 2029. As of January 31, 2026, we remained in compliance with all covenants under this agreement. Additional information regarding the Facilities is included in Note 5, “Debt”, to the condensed consolidated financial statements.
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
Analysis of Cash Flow
The following table summarizes our cash flow results for the three months ended January 31, 2026 and 2025:

	Three Months Ended
	January 31,
	2026	2025
	(Dollars in thousands)
Cash used for operating activities	$(20,208)	$(12,510)
Cash used for investing activities	$(11,239)	$(11,455)
Cash provided by (used for) financing activities	$15,920	$(21,972)
Operating Activities. Cash used for operating activities increased $7.7 million for the three months ended January 31, 2026 compared to the same period in 2025. The increase in cash used was primarily driven by unfavorable changes in working capital, including a smaller decrease in accounts receivable compared to the prior year and higher inventory levels, partially offset by smaller decreases in accounts payable and accrued liabilities. The impact of working capital changes was partially mitigated by a reduction in net loss.
Investing Activities. Cash used for investing activities decreased $0.2 million for the three months ended January 31, 2026 compared to the same period in 2025, primarily due to lower capital expenditures, partially offset by lower proceeds from disposition of assets.
Financing Activities. Cash provided by financing activities increased $37.9 million for the three months ended January 31, 2026 compared to the same period in 2025. The change in financing cash flows is primarily as a result of an increase in net borrowings of long-term debt and a decrease in the purchase of treasury shares during the three months ended January 31, 2026 compared to the prior year period.
Liquidity Requirements
Our strategy for deploying cash is to invest in organic growth opportunities, develop our infrastructure, and explore strategic acquisitions. Other uses of cash include paying cash dividends to our shareholders and repurchasing our own stock. During the three months ended January 31, 2026 and 2025, we repatriated $5.8 million and $11.5 million, respectively, of foreign earnings from our foreign locations. We maintain cash balances in foreign countries which totaled $52.2 million as of January 31, 2026.
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
For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended October 31, 2025. Our critical accounting policies and estimates have not changed materially during the three months ended January 31, 2026.

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
Interest Rate Risk
Our debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Based upon the balances of the variable rate debt at January 31, 2026, a hypothetical 1.0% increase or decrease in interest rates could result in approximately $6.6 million of additional pretax charges or credit to our net income per year. This sensitivity pertains primarily to our outstanding revolving credit facility borrowings outstanding under the Credit Facility as of January 31, 2026.
Foreign Currency Rate Risk
Our international operations have exposure to foreign currency rate risks, due primarily to fluctuations in the Euro, the British Pound Sterling (“GBP”) and the Mexican Peso (“MXN”) exchange rates, to the U.S. Dollar (“USD”). From time to time, we enter into foreign exchange contracts associated with our operations to manage a portion of the foreign currency rate risk and the potential impact to ongoing cash flows. Hedge accounting is not applied to our foreign exchange contracts. As of January 31, 2026, we have outstanding forward foreign exchange contracts to hedge our foreign currency exposures against the MXN to the USD, with a notional principal amount of $5.0 million. As of January 31, 2026, we have no outstanding forward foreign exchange contracts. During the three months ended January 31, 2026 and 2025, we recognized a net gain of $0.6 million and $0.1 million, respectively, related to our forward foreign exchange contracts.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (1934 Act) as of January 31, 2026.
As previously disclosed in our Annual Report on Form 10-K for the year ended October 31, 2025, we identified a material weakness in our internal controls over financial reporting in the design and operation of controls over the preparation and review of our Statement of Cash Flows. During the three months ended January 31, 2026, we implemented remediation efforts related to this material weakness and continue to monitor the effectiveness of these procedures. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of January 31, 2026.
We are actively engaged in remediation efforts to address the identified material weakness related to the Statement of Cash Flows. We will continue to monitor the effectiveness of these procedures and expect to conclude with our October 31, 2026 control evaluation. These efforts include:
•Enhanced review procedures over the preparation and validation of the statement of cash flows;
•Enhanced review of the non-cash transaction checklist to improve classification accuracy;
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
Changes in Internal Control over Financial Reporting
During the three months ended January 31, 2026, we implemented additional review procedures for the Statement of Cash Flow as part of our remediation efforts. We will continue to monitor the effectiveness of our efforts as part of our ongoing evaluation of internal control over financial reporting.
Other than the ongoing remediation efforts, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
In addition to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025 (Part I, Item 1A), additional risks and uncertainties are as below.
Company Risks
Challenges related to the development, adoption and use of artificial intelligence (“AI”) technologies, whether by us or by third parties, could result in competitive disadvantage, operational risks and reputational harm.
AI technologies are rapidly evolving and are increasingly being adopted across companies to enhance operational efficiencies, lower costs, improve forecasting and pricing capabilities, accelerate product innovation, and enhance customer engagement. The development, deployment and oversight of AI technologies may require significant investment, introduce operational disruptions or involve inherent risks, including inaccurate, incomplete or unintended outputs. If we are unable to effectively evaluate, implement or utilize AI technologies where appropriate, we may be at a competitive disadvantage, which could adversely affect our business, financial condition, and results of operations.
Additionally, our suppliers, vendors and other third parties may incorporate AI into their systems or offerings and their use could introduce operational, data security or reputational risks to our business. The use of AI by us or others associated with our Company, may create data privacy concerns, intellectual property risks, and cybersecurity vulnerabilities. In addition, the legal and regulatory landscape governing AI is rapidly evolving and is uncertain. Compliance with new or changing laws, regulations or industry standards may increase costs, require modifications to business practices or limit the use of certain AI applications. Any failure to appropriately manage AI-related risks could adversely affect our operations, reputation and long-term competitive position.
Item 5. Other Information
During the three months ended January 31, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 6. Exhibits
The exhibits required to be furnished pursuant to Item 6 are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANEX BUILDING PRODUCTS CORPORATION

Date:	March 6, 2026	/s/ Scott M. Zuehlke
Scott M. Zuehlke
Senior Vice President - Chief Financial Officer & Treasurer (Principal Financial Officer)

EXHIBIT INDEX
Exhibit Number	Description of Exhibits

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

3.2
Fifth Amended and Restated Bylaws of the Registrant dated as of February 26, 2026, filed as Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913) as filed with the Securities and Exchange Commission on March 3, 2026, and incorporated herein by reference.

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