Form 10-Q
period 2026-04-30
Quanex Building Products CORP
filed 2026-06-05
CIK 1423221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________
FORM 10-Q
 ________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
The number of shares outstanding of the registrant's Common Stock as of May 29, 2026 was 45,927,965.

QUANEX BUILDING PRODUCTS CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 30, 2026	October 31, 2025
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$63,671	$76,018
Restricted cash	2,313	2,100
Accounts receivable, net of allowance for credit losses of $3,243 and $2,039	211,088	205,384
Inventories	278,047	254,122
Income taxes receivable	6,121	—
Prepaid assets	39,542	32,387
Other current assets	3,651	3,764
Total current assets	604,433	573,775
Property, plant and equipment, net of accumulated depreciation of $443,975 and $414,809	399,190	411,591
Operating lease right-of-use assets	176,809	154,866
Deferred income tax assets	250	2,706
Goodwill	274,750	271,346
Intangible assets, net	533,395	549,137
Other noncurrent assets	4,348	4,812
Total assets	$1,993,175	$1,968,233
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$127,709	$131,307
Accrued liabilities	85,666	95,155
Income taxes payable	6,289	12,076
Current maturities of long-term debt	26,545	27,561
Current operating lease liabilities	18,911	15,446
Total current liabilities	265,120	281,545
Long-term debt	678,932	665,268
Noncurrent operating lease liabilities	164,958	145,459
Deferred income tax liabilities	141,104	135,993
Other noncurrent liabilities	15,703	13,789
Total liabilities	1,265,817	1,242,054
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, shares authorized 1,000,000; issued and outstanding - none	—	—
Common stock, $0.01 par value, shares authorized 125,000,000; issued 51,164,108 and 51,211,469, respectively; outstanding 45,927,965 and 45,674,726, respectively	512	512
Additional paid-in-capital	696,391	700,029
Retained earnings	156,641	164,710
Accumulated other comprehensive loss	(27,897)	(35,439)
Less: Treasury stock at cost, 5,236,143 and 5,536,743 shares, respectively	(98,289)	(103,633)
Total stockholders’ equity	727,358	726,179
Total liabilities and stockholders' equity	$1,993,175	$1,968,233

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2026	2025	2026	2025
	(In thousands, except per share amounts)
Net sales	$462,367	$452,478	$871,456	$852,522
Cost and expenses:
Cost of sales (excluding depreciation and amortization)	344,575	321,096	655,137	628,824
Selling, general and administrative	74,432	70,333	145,858	136,983
Restructuring charges	—	936	—	8,840
Depreciation and amortization	24,650	19,192	48,899	43,932
Operating income	18,710	40,921	21,562	33,943
Non-operating income (expense):
Interest expense	(12,042)	(13,940)	(24,409)	(28,126)
Other, net	448	(159)	6,065	1,070
Income before income taxes	7,116	26,822	3,218	6,887
Income tax expense	(3,766)	(6,307)	(3,939)	(1,257)
Net income (loss)	$3,350	$20,515	$(721)	$5,630

Basic earnings (loss) per common share	$0.07	$0.44	$(0.02)	$0.12

Diluted earnings (loss) per common share	$0.07	$0.44	$(0.02)	$0.12

Weighted-average common shares outstanding:
Basic	45,483	46,483	45,469	46,753
Diluted	45,658	46,563	45,469	46,868

Cash dividends per share	$0.08	$0.08	$0.16	$0.16

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2026	2025	2026	2025
	(In thousands)
Net income (loss)	$3,350	$20,515	$(721)	$5,630
Other comprehensive income:
Foreign currency translation (loss) gain, net of tax	(3,568)	35,345	7,542	19,394
Other comprehensive (loss) income, net of tax	(3,568)	35,345	7,542	19,394
Comprehensive (loss) income	$(218)	$55,860	$6,821	$25,024

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	April 30,
	2026	2025
	(In thousands)
Operating activities:
Net (loss) income	$(721)	$5,630
Adjustments to reconcile net (loss) income to cash used for operating activities:
Depreciation and amortization	48,899	43,932
Stock-based compensation	2,402	1,825
Deferred income tax	918	1,250
Other, net	3,800	7,243
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(4,479)	5,322
Increase in inventory	(21,719)	(1,333)
Increase in other current assets	(6,200)	(7,828)
Decrease in accounts payable	(2,459)	(14,771)
Decrease in accrued liabilities	(10,411)	(14,048)
Change in income taxes	(12,005)	(5,471)
Other, net	689	(5,764)
Cash (used for) provided by operating activities	(1,286)	15,987
Investing activities:
Capital expenditures	(22,322)	(26,544)
Proceeds from disposition of capital assets	29	376
Cash used for investing activities	(22,293)	(26,168)
Financing activities:
Borrowings under credit facilities	119,000	125,000
Repayments of credit facility borrowings	(99,500)	(117,500)
Repayments of other long-term debt	(1,762)	(1,888)
Common stock dividends paid	(7,277)	(7,552)
Purchase of treasury stock	—	(27,194)
Other, net	(696)	(1,186)
Cash provided by (used for) financing activities	9,765	(30,320)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,680	2,303
Decrease in cash, cash equivalents and restricted cash	(12,134)	(38,198)
Cash, cash equivalents and restricted cash at beginning of period	78,118	102,995
Cash, cash equivalents and restricted cash at end of period	$65,984	$64,797

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

Six Months Ended April 30, 2026	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	(In thousands, no per share amounts shown except in verbiage)
Balance at October 31, 2025	$512	$700,029	$164,710	$(35,439)	$(103,633)	$726,179
Net loss	—	—	(4,071)	—	—	(4,071)
Foreign currency translation adjustment	—	—	—	11,110	—	11,110
Common dividends ($0.08 per share)	—	—	(3,676)	—	—	(3,676)
Stock-based compensation activity:
Expense related to stock-based compensation	—	1,166	—	—	—	1,166
Restricted stock awards granted	—	(5,415)	—	—	5,415	—
Other	—	(354)	—	—	—	(354)
Balance at January 31, 2026	$512	$695,426	$156,963	$(24,329)	$(98,218)	$730,354
Net income	—	—	3,350	—	—	3,350
Foreign currency translation adjustment	—	—	—	(3,568)	—	(3,568)
Common dividends ($0.08 per share)	—	—	(3,672)	—	—	(3,672)
Stock-based compensation activity:
Expense related to stock-based compensation	—	1,236	—	—	—	1,236
Restricted stock awards granted	—	(211)	—	—	211	—
Other	—	(60)	—	—	(282)	(342)
Balance at April 30, 2026	$512	$696,391	$156,641	$(27,897)	$(98,289)	$727,358

Six Months Ended April 30, 2025	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	(In thousands, no per share amounts shown except in verbiage)
Balance at October 31, 2024	$513	$701,008	$430,405	$(46,428)	$(74,752)	$1,010,746
Net income	—	—	(14,885)	—	—	(14,885)
Foreign currency translation adjustment	—	—	—	(15,951)	—	(15,951)
Common dividends ($0.08 per share)	—	—	(3,812)	—	—	(3,812)
Purchase of treasury stock	—	—	—	—	(3,698)	(3,698)
Stock-based compensation activity:
Expense related to stock-based compensation	—	902	—	—	—	902
Stock options exercised	—	41	—	—	173	214
Restricted stock awards granted	—	(1,894)	—	—	1,894	—
Performance restricted stock units vested	—	(1,300)	—	—	1,300	—
Other	(1)	(1,399)	—	—	—	(1,400)
Balance at January 31, 2025	$512	$697,358	$411,708	$(62,379)	$(75,083)	$972,116
Net income	—	—	20,515	—	—	20,515
Foreign currency translation adjustment	—	—	—	35,345	—	35,345
Common dividends ($0.08 per share)	—	—	(3,740)	—	—	(3,740)
Purchase of treasury stock	—	—	—	—	(23,496)	(23,496)
Stock-based compensation activity:
Expense related to stock-based compensation		923	—	—	—	923
Restricted stock awards granted	—	(43)	—	—	43	—
Balance at April 30, 2025	$512	$698,238	$428,483	$(27,034)	$(98,536)	$1,001,663

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
Shipping and handling costs
We account for shipping and handling services as fulfillment services. Shipping and handling costs incurred by us for the delivery of goods to customers are considered a cost to fulfill the contract and are included in cost of sales in the accompanying condensed consolidated statements of (loss) income.
Contract assets and liabilities
Deferred revenue, which is typically not significant, is recorded when we have remaining unsatisfied performance obligations for which we have received consideration.
Disaggregation of revenue
We manufacture and distribute a diverse portfolio of products for OEMs operating in hardware, extrusion, and custom markets worldwide. Our broad geographic reach exposes us to diverse economic conditions, which can impact demand, currency fluctuations, and supply chain dynamics.
The following table summarizes our product sales for the three and six months ended April 30, 2026 and 2025, into groupings by segment which we believe depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors. For further details regarding our results by segment, refer to Note 12, “Segment Information.”

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2026	2025	2026	2025
	(In thousands)
Hardware Solutions:
Window and door hardware	$109,377	$104,887	$234,078	$227,240
Screens	91,482	95,860	154,081	156,414
Other	2,160	2,188	3,972	4,021
	$203,019	$202,935	$392,131	$387,675
Extruded Solutions:
Window profiles	$72,542	$70,009	130,897	129,854
Seals and gaskets	19,530	19,401	37,164	37,442
Spacers	52,526	50,671	100,128	93,532
Solar	5,312	7,062	9,917	12,585
Flashing Tape	3,228	1,599	4,746	3,713
Window and door hardware	8,470	11,177	15,982	20,635
Other	3,341	4,048	5,915	5,836
	$164,949	$163,967	$304,749	$303,597
Custom Solutions:
Wood solutions	$56,906	$51,237	$103,560	$95,047
Access solutions	26,455	23,880	49,501	46,788
Mixing solutions	20,552	22,390	39,994	40,710
	$103,913	$97,507	$193,055	$182,545
Unallocated Corporate & Other:
Eliminations	$(9,514)	$(11,931)	$(18,479)	$(21,295)
	$(9,514)	$(11,931)	$(18,479)	$(21,295)
Net sales	$462,367	$452,478	$871,456	$852,522
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
Allowance for Credit Losses
We have established an allowance for credit losses to estimate the risk of loss associated with our accounts receivable balances. Our policy for determining the allowance is based on factors that affect collectability, including historical trends of write-offs, recoveries and credit losses, and the credit quality of our customers. We believe our allowance is adequate to absorb known or probable losses as of April 30, 2026. Different assumptions or changes in economic circumstances could result in changes to the allowance.
Related Party Transactions
Net sales to customers which are related parties with one of our non-employee directors for the three and six months ended April 30, 2026 were $0.5 million and $0.8 million, respectively, and $0.5 million and $1.0 million, respectively, for comparable prior year periods. Purchases from a supplier which is a related party with one of our non-employee directors for the three and six months ended April 30, 2026 was $0.2 million and $0.3 million, respectively, and zero and $0.1 million for the comparable prior year periods. We performed a review of these transactions, of which no single transaction or series of related

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

transactions exceeded $120,000 in amount, and determined that these transactions were enacted independently. We are not aware of any other related party transactions with any of our current non-employee directors or officers outside of their normal business functions or expected contractual duties.
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
During fiscal 2025, we restructured our reportable segments to integrate the acquisition of Tyman plc with our legacy Quanex operations. This restructuring aligned our business into three reportable segments: Hardware Solutions, Extruded Solutions, and Custom Solutions, which is how our Chief Operating Decision Maker (“CODM”) assesses the performance of our business, makes key operating decisions and allocates resources. For additional discussion of our reportable business segments, see Note 12, “Segment Information.”
We incurred no restructuring charges related to the reorganization for the three and six months ended April 30, 2026, compared to $0.9 million and $8.8 million, respectively, for the comparable prior year periods. Restructuring charges included workforce alignment costs, primarily severance and employee-related expenses, of $0.9 million and $4.9 million, for the three and six months ended April 30, 2025, respectively. As of April 30, 2026, we have paid $6.0 million in the 2025 workforce alignment costs, with a remaining accrual of $0.3 million. Additionally, we recognized $3.9 million during the six months ended April 30, 2025 related to the disposal of software which no longer supports our business.
2. Inventories
Inventories consisted of the following at April 30, 2026 and October 31, 2025 (in thousands):

	April 30, 2026	October 31, 2025
Raw materials	$91,686	$85,054
Finished goods and work in process	181,811	165,711
Supplies and other	4,550	3,357
Total	$278,047	$254,122

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Property, Plant and Equipment
Property, plant and equipment consisted of the following as of April 30, 2026 and October 31, 2025 (in thousands):

	April 30, 2026	October 31, 2025
Land and land improvements	$22,137	$21,725
Buildings and building improvements	189,595	194,034
Machinery and equipment	580,805	548,623
Construction in progress	50,628	62,018
Property, plant and equipment, gross	843,165	826,400
Less: Accumulated depreciation	443,975	414,809
Property, plant and equipment, net	$399,190	$411,591
Depreciation expense, including amortization of finance leases, for the three and six months ended April 30, 2026 was $14.9 million and $29.4 million, respectively, and $12.7 million and $26.6 million for the comparable prior year periods.
We did not record any impairment charges related to property, plant and equipment or intangible assets for the periods ended April 30, 2026 and October 31, 2025.
4. Goodwill and Intangible Assets
Goodwill
The change in the carrying amount of goodwill for the six months ended April 30, 2026 was as follows (in thousands):

Six Months Ended
April 30, 2026
Beginning balance as of November 1, 2025	$271,346
Foreign currency translation adjustment	3,404
Balance as of the end of the period	$274,750
As of April 30, 2026, we have ten reporting units, seven of which comprised our current goodwill balance. These ten reporting units are aggregated into our three reportable segments. See Note 12, “Segment Information” for a summary of the change in the carrying amount of goodwill by segment.
Identifiable Intangible Assets
Amortizable intangible assets consisted of the following as of April 30, 2026 and October 31, 2025 (in thousands):

	April 30, 2026		October 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$509,759	$155,891	$506,473	$141,462
Trademarks and trade names	242,419	66,064	240,622	59,833
Patents and other technology	26,128	22,956	26,105	22,768
Total	$778,306	$244,911	$773,200	$224,063
We had amortization expense related to intangible assets for the three and six months ended April 30, 2026 of $9.8 million and $19.5 million, respectively, compared to $6.5 million and $17.1 million for the comparable prior year periods, respectively. Amortization expense for the six months ended April 30, 2025 included a one-time adjustment of $3.5 million.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Estimated remaining amortization expense, assuming current intangible balances and no new acquisitions, for future fiscal years as of April 30, 2026 (in thousands):

Estimated Amortization Expense
2026 (remaining six months)	$19,591
2027	39,181
2028	33,948
2029	33,931
2030	32,484
Thereafter	374,260
Total	$533,395

5. Debt and Finance Lease Obligations
Long-term debt consisted of the following at April 30, 2026 and October 31, 2025 (in thousands):

	April 30, 2026	October 31, 2025
Term Loan A Facility	$456,250	$468,750
Revolving Credit Facility	204,500	172,500
Finance lease obligations and other	54,294	62,619
Unamortized deferred financing fees	(9,567)	(11,040)
Total debt	$705,477	$692,829
Less: Current maturities of long-term debt	26,545	27,561
Long-term debt	$678,932	$665,268
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
The Facilities contain: (1) a Consolidated Interest Coverage Ratio requirement whereby we must not permit the Consolidated Interest Coverage Ratio, as defined, to be less than 3.00 to 1.00, and (2) a Consolidated Net Leverage Ratio requirement whereby we must not permit the Consolidated Net Leverage Ratio, as defined, to be greater than 3.25 to 1.00.
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
As of April 30, 2026, we had $660.8 million borrowings outstanding under the Facilities (reduced by unamortized debt issuance costs of $9.6 million), $5.6 million of outstanding letters of credit, and $54.3 million outstanding primarily under finance leases and other debt. We had $264.9 million available for use under the Revolving Credit Facility at April 30, 2026. The borrowings outstanding as of April 30, 2026 under the Facilities accrue interest at 6.25% per annum, and our weighted-average borrowing rate for borrowings outstanding during the six months ended April 30, 2026 and 2025 was 6.32% and 6.83%, respectively. We were in compliance with our debt covenants as of April 30, 2026.
6. Retirement Plans
Defined Contribution Plan
We sponsor a defined contribution plan into which we and our employees make contributions. We match 100% of employee deferrals up to 5% of eligible annual compensation for all employees under the plan. We do not offer our common stock as a direct investment option under these plans. For the six months ended April 30, 2026 and 2025, we contributed approximately $5.8 million and $4.9 million for these plans, respectively.
Other Plans
We maintain a non-qualified deferred compensation plan covering members of the Board of Directors and certain key employees. As of April 30, 2026 and October 31, 2025, the liability associated with the deferred compensation plan was approximately $4.8 million and $4.1 million, respectively. We record the current portion of liabilities associated with these plans under the caption “Accrued liabilities,” and the long-term portion under the caption “Other liabilities” in the accompanying condensed consolidated balance sheets.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Income Taxes
To determine our income tax expense or benefit for interim periods, consistent with accounting standards, we apply the estimated annual effective income tax rate to year-to-date results, plus any applicable discrete items, which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statutes of limitations, tax benefits or expense of uncertain tax positions, tax benefits on equity compensation, and increases or decreases in valuation allowances on deferred tax assets. Our estimated annual effective tax rates from continuing operations for the six months ended April 30, 2026 and 2025 were 122.4% and 18.2%, respectively. The difference between our estimated annual effective income tax rate and the U.S. federal statutory rate of 21% principally results from discrete tax items, U.S. state taxes, a non-U.S. tax rate differential and other permanent differences. The increase in the 2026 effective tax rate compared to the prior year was primarily driven by $3.2 million of discrete items including equity-based compensation award activity, state deferred tax remeasurement from legal entity reorganization activities, and changes in reserves for uncertain tax positions, which had a disproportionate impact on the rate given the lower pre-tax earnings in the current period. The primary discrete item affecting the 2025 effective rate was the benefit of $0.4 million related to equity-based compensation award activity.
We evaluate the likelihood of realization of our deferred tax assets by considering both positive and negative evidence. We maintain a valuation allowance for certain state net operating losses which totaled $0.8 million as of April 30, 2026 and October 31, 2025, respectively. We also maintain a valuation allowance for capital losses which totaled $3.6 million as of April 30, 2026 and October 31, 2025, respectively.
On July 4, 2025, the One Big Beautiful Bill Act was enacted. The Act included several business tax provisions that impacted the Company, including a reclass of our income tax payable and deferred tax liability related to the timing differences on fixed assets depreciation.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

insurance coverage, we believe that the eventual outcome of these commercial sealant claims will not have a material adverse effect on our overall financial condition, results of operations or cash flows, and we have not recorded any accrual with regard to these claims.
On September 19, 2025, a purported shareholder class action lawsuit against the Company and two of its officers was filed in federal court in the Southern District of Texas, titled Zanol v. Quanex Building Products Corporation et al, Case No. 4:25-cv-04453. During the quarter ended January 31, 2026, Roofers’ Pension Fund was appointed lead plaintiff (together with Zanol, “Plaintiffs”) and the case was re‑styled as In re Quanex Building Products Corporation Securities Litigation. On March 24, 2026, Plaintiffs filed an amended complaint (the “Zanol Amended Complaint”) that alleges certain violations of federal securities laws related to public disclosures made by the Company in connection with the 2024 acquisition of Tyman plc and 2025 disclosures principally related to our window and door operations in Mexico. On April 24, 2026, a derivative lawsuit titled Torres v. Wilson, et al., Case No. 4:26-cv-03321 was filed in the Southern District of Texas (the “Torres Lawsuit”) against the officers named in the Zanol Amended Complaint and the Company’s board of directors. The allegations of the Torres Lawsuit are based on the same allegation made in the Zanol Amended Complaint. The Company has filed a motion to dismiss the Zanol Amended Complaint. It has not yet been served with, and has not responded to, the Torres Lawsuit. While the ultimate outcome of any legal matter cannot be predicted with certainty, the Company strongly believes that the Zanol Amended Complaint and Torres Lawsuit are without merit, intends to vigorously defend itself and its officers against the allegations, and maintains insurance coverage for such matters. At present, the Company cannot reasonably estimate a range of loss, if any, for these actions based on their early stage and the information available to the Company, and accordingly, the Company has not accrued any liability associated with these actions.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Carrying amounts reported on the balance sheet for cash, cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. Our outstanding debt is variable rate debt that re-prices frequently, thereby limiting our exposure to significant change in interest rate risk. As a result, the fair value of our debt instrument approximates carrying value at April 30, 2026, and October 31, 2025 (Level 2 measurement).
As of April 30, 2026, we had no outstanding forward foreign exchange contracts to hedge our exposure to foreign currency fluctuations, as contracts entered into earlier in the fiscal year matured and settled during the period. As of April 30, 2025, we had outstanding forward foreign exchange contracts to hedge our foreign currency exposures against the U.S. Dollar (“USD”) to Great British Pound (“GBP”), with a notional principal amount of $1.0 million, and foreign currency exposures against the Mexican Peso (“MXN”) to USD, with a notional principal amount of $10.0 million. Hedge accounting is not applied to our forward exchange contracts. Our forward foreign exchange contracts are adjusted to fair value by recording gains and losses to “Other, net,” and we record the related asset or liability to “Other Assets” or “Current Liabilities” in the accompanying consolidated statement of (loss) income and consolidated balance sheets, respectively. We recognized a loss of $0.3 million and a gain of $0.3 million related to our forward foreign exchange contracts during the three and six months ended April 30, 2026, respectively, and a gain of $0.5 million and $0.8 million for the comparable prior year periods. The value of forward foreign exchange contracts fluctuates based on exchange rate fluctuations for currencies stated in the foreign exchange contracts (Level 2 measurements).

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Stock-Based Compensation
We maintain an Omnibus Incentive Plan (2020 Plan) that provides for the granting of restricted stock awards, stock options, restricted stock units, performance share awards, performance restricted stock units, and other stock-based and cash-based awards. The 2020 Plan is administered by the Compensation and Management Development Committee of the Board of Directors.
The aggregate number of shares of common stock authorized for grant under the 2020 Plan is 3,139,895 as approved by the shareholders. Any officer, key employee and/or non-employee director is eligible for awards under the 2020 Plan. We grant restricted stock units to non-employee directors on the first business day of each fiscal year. As approved by the Compensation & Management Development Committee of our Board of Directors annually, we grant a mix of restricted stock awards, performance shares and/or performance restricted stock units to officers, management and key employees. We also historically granted stock options to certain officers, directors and key employees. Occasionally, we may make additional grants to key employees during the year.
Restricted Stock Awards
Restricted stock awards are granted to key employees and officers annually, and typically cliff vest over a three-year period or a three-year graded vesting schedule with service and continued employment as the only vesting criteria. The recipient of the restricted stock award is entitled to all of the rights of a shareholder, except that the awards are nontransferable during the vesting period and dividends are not paid until the vesting. The fair value of the restricted stock award is established on the grant date and then expensed over the vesting period. Shares are generally issued from treasury stock at the time of grant.
A summary of non-vested restricted stock award activity during the six months ended April 30, 2026 is presented below:

	Restricted Stock Awards	Weighted-Average Grant Date Fair Value per Share
Non-vested at October 31, 2025	257,982	$28.15
Granted	300,600	13.78
Forfeited	(19,247)	17.57
Vested	(96,389)	24.17
Non-vested at April 30, 2026	442,946	$19.73
The total weighted-average grant-date fair value of restricted stock awards that vested during each of the six months ended April 30, 2026 and 2025 was $2.3 million and $1.9 million, respectively. As of April 30, 2026, total unrecognized compensation cost related to unamortized restricted stock awards was $5.2 million. We expect to recognize this expense over the remaining weighted average vesting period of 1.9 years.
Stock Options
Historically, stock options have been awarded to key employees, officers and non-employee directors. In December 2017, the Compensation & Management Development Committee of the Board of Directors approved a change to the long-term incentive award program eliminating the grant of stock options and replacing this award with a grant of performance restricted stock units as further described below. Stock options typically vested ratably over a three-year period with service and

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

continued employment as the vesting conditions. Our stock options may be exercised up to a maximum of ten years from the date of grant. The fair value of the stock options is determined on the grant date and expensed over the vesting period.
We use a Black-Scholes pricing model to estimate the fair value of stock options. The following table summarizes our stock option activity for the six months ended April 30, 2026:

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000s)
Outstanding at October 31, 2025	68,950	$19.38
Forfeited/Expired	(32,400)	19.30
Outstanding at April 30, 2026	36,550	$19.45	0.6	$18
Vested at April 30, 2026	36,550	$19.45	0.6	$18
Exercisable at April 30, 2026	36,550	$19.45	0.6	$18
Intrinsic value is the amount by which the market price of the common stock on the date of exercise exceeds the exercise price of the stock option. There were no stock options exercised during the six months ended April 30, 2026. The total intrinsic value of stock options exercised during the six months ended April 30, 2025 was $0.1 million.
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
During the six months ended April 30, 2026 and 2025, non-employee directors received 64,360 and 28,240 restricted stock units, respectively, at a weighted-average grant date fair value of $14.92 per share and $29.02 per share, respectively. During the six months ended April 30, 2026, we paid $1.2 million to settle vested restricted stock units awarded to non-employee directors.
A summary of non-vested restricted stock unit activity awarded to key employees and officers during the six months ended April 30, 2026 is presented below:

Restricted Stock Units
Non-vested at October 31, 2025	51,772
Vested	(10,084)
Forfeited	(6,499)
Non-vested at April 30, 2026	35,189
During the six months ended April 30, 2026, we paid $0.2 million to settle vested restricted stock units awarded to key employees and officers.
Performance Share Awards
Performance shares are awarded to key employees and officers annually. The performance share awards granted in December 2023 vest with return on net assets (RONA) as the vesting condition. The performance share awards granted in December 2024, March 2025 and December 2025 vest with adjusted earnings per share performance as the vesting condition and RONA as a performance modifier. The performance share awards pay out 100% in cash.

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
The following table summarizes our performance share grants and the grant date fair value for each performance metric:

Grant Date	Shares Awarded	Grant Date Fair Value	Shares Forfeited
December 7, 2023	72,200	$32.15	—
December 4, 2024	88,900	$29.75	2,393
March 1, 2025	3,000	$18.89	—
December 4, 2025	207,200	$13.66	7,519
April 6, 2026	4,900	$17.75	—
During the six months ended April 30, 2026, no shares vested pursuant to the December 2022 grant.
Performance share awards are payable in cash based upon the number of performance shares ultimately earned, and are therefore not considered outstanding shares.
Performance Restricted Stock Units
Performance restricted stock units are awarded to key employees and officers annually. These awards cliff vest upon a three-year service period with the absolute total shareholder return of our common stock over this three-year term as the vesting criteria. The number of performance restricted stock units earned is variable depending on the metric achieved, and the settlement method is 100% in our common stock, with accrued dividends paid in cash at the time of vesting, assuming the shares had been outstanding throughout the performance period.
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

Vesting Level	Vesting Criteria	Percentage of Award Vested
Level 1	A-TSR greater than or equal to 50%	150%
Level 2	A-TSR less than 50% and greater than or equal to 20%	100%
Level 3	A-TSR less than 20% and greater than or equal to -20%	50%
Level 4	A-TSR less than -20%	—%
The following table summarizes our performance restricted stock unit grants and the grant date fair value for the A-TSR performance metric:

Grant Date	Shares Awarded	Grant Date Fair Value	Shares Forfeited
December 7, 2023	40,700	$30.35	—
December 4, 2024	50,900	$29.97	—
March 1, 2025	2,200	$29.97	—
December 4, 2025	126,000	$13.82	—
The performance restricted stock units are not considered outstanding shares, do not have voting rights, and are excluded from diluted weighted-average shares used to calculate earnings per share until the performance criteria is probable to result in the issuance of contingent shares. As of April 30, 2026, we have deemed 13,427 shares related to the December 2023 grant of performance restricted stock units as probable to vest. The actual number of performance restricted stock units that ultimately

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

vest may differ based on actual performance and market condition outcomes through the end of the applicable performance period.
The following table summarizes amounts expensed as selling, general and administrative expense related to restricted stock awards, stock options, restricted stock units, performance share awards and performance restricted stock units for the three and six months ended April 30, 2026 and 2025 (in thousands):

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2026	2025	2026	2025
Restricted stock awards	$854	$595	$1,656	$1,188
Restricted stock units	347	(540)	2,256	(659)
Performance share awards	(50)	177	(106)	590
Performance restricted stock units	382	328	746	637
Total compensation expense	$1,533	$560	$4,552	$1,756
Treasury Shares
We record treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Shares are generally issued from treasury stock at the time of grant of restricted stock awards, upon the exercise of stock options, and upon the vesting of performance restricted stock units. On the subsequent issuance of treasury shares, we record proceeds in excess of cost as an increase in additional paid in capital. A deficiency of such proceeds relative to costs would be applied to reduce paid-in-capital associated with prior issuances to the extent available, with the remainder recorded as a charge to retained earnings. There were no charges to retained earnings during the six months ended April 30, 2026.
The following table summarizes the treasury stock activity during the six months ended April 30, 2026:

Six Months Ended
April 30, 2026
Beginning Balance as of November 1, 2025	5,536,743
Restricted stock awards granted	(300,600)
Balance at April 30, 2026	5,236,143
11. Other, net
Other income included under the caption “Other, net” on the condensed consolidated statements of (loss) income, consisted of the following for the three and six months ended April 30, 2026 and 2025 (in thousands):

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2026	2025	2026	2025
Foreign currency transaction gains (losses)	$158	$(1,003)	$5,230	$(831)
Foreign currency derivative (losses) gains	(296)	486	325	835
Interest income	219	469	532	1,087
Other	367	(111)	(22)	(21)
Other, net	$448	$(159)	$6,065	$1,070

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Segment Information
Prior to the third quarter of 2025, we presented four reportable business segments in accordance with ASC Topic 280-10-50, “Segment Reporting” (ASC 280): (1) NA Fenestration, comprising four operating segments primarily focused on the fenestration market in North America including vinyl profiles, insulating glass spacers, screens, custom compound mixing, and other fenestration components; (2) EU Fenestration, comprising our U.K.-based vinyl extrusion business, manufacturing vinyl profiles and conservatories, and the European insulating glass business manufacturing insulating glass spacers; (3) NA Cabinet Components, comprising our cabinet door and components segment; and (4) Tyman, which was acquired on August 1, 2024, comprising a leading international supplier of engineered fenestration components and access solutions to the construction industry.
During the third quarter of 2025, we restructured our reportable segments due to changes in our organizational structure and how our CODM makes key operating decisions, allocates resources and assesses the performance of our business. As a result, we now report in three reportable segments, based on the nature of products offered: Hardware Solutions, which provides window and door hardware and screens; Extruded Solutions, which supplies insulating glass spacers, vinyl window and door profiles, seals, and weatherstripping; and Custom Solutions, which provides wood, mixing, and building access solutions. We continue to maintain a grouping called Unallocated Corporate & Other, which includes transaction expenses, stock-based compensation, long-term incentive awards based on the performance of our common stock and other factors, certain severance and legal costs not deemed to be allocable to all segments, depreciation of corporate assets, interest expense, other, net, income taxes, inter-segment eliminations, and executive incentive compensation and medical expense fluctuations relative to planned costs as determined during our annual planning process. Other general and administrative costs associated with the corporate office are allocated to the reportable segments, based upon each segment’s relative operating activity. The accounting policies of our operating segments are the same as those used to prepare the accompanying condensed consolidated financial statements. Corporate general and administrative expenses allocated during the three and six month periods ended April 30, 2026 was $12.6 million and $24.7 million, respectively, and $10.0 million and $17.9 million for the comparable prior year periods.
Our CODM, the President and Chief Executive Officer, reviews several measures of segment profitability to assess performance and allocate resources. Segment operating income (loss) is the measure of segment profit or loss that is most consistent with GAAP and is used by the CODM to evaluate segment results, allocate resources, and monitor performance against the annual budget and forecasts. The CODM considers forecast-to-actual variances on a monthly basis using this measure for each segment when making decisions about allocating capital and personnel. In addition, the CODM uses net sales to compare segment performance and in the compensation of certain employees.
The Company does not present segment asset information as such information is not provided to the CODM and accordingly, asset information is not used in assessing segment performance.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Selected segment information for the three and six months ended April 30, 2026 and 2025 was as follows (in thousands):

	Hardware Solutions	Extruded Solutions	Custom Solutions	Unallocated Corp. & Other	Total
Three Months Ended April 30, 2026
Net sales	$203,019	$164,949	$103,913	$(9,514)	462,367
Cost of sales (excluding depreciation and amortization)	162,392	112,881	79,017	(9,715)	344,575
Selling, general and administrative	35,763	21,664	13,889	3,116	74,432
Depreciation and amortization	11,693	7,341	5,404	212	24,650
Operating (loss) income	$(6,829)	$23,063	$5,603	$(3,127)	$18,710
Capital expenditures	$6,183	$1,987	$2,852	$6	$11,028

Three Months Ended April 30, 2025
Net sales	$202,935	$163,967	$97,507	$(11,931)	$452,478
Cost of sales (excluding depreciation and amortization)	145,533	111,637	73,702	(9,776)	321,096
Selling, general and administrative	32,259	21,673	10,850	5,551	70,333
Restructuring charges	896	—	—	40	936
Depreciation and amortization	10,361	7,437	5,437	(4,043)	19,192
Operating income (loss)	$13,886	$23,220	$7,518	$(3,703)	$40,921
Capital expenditures	$5,893	$5,104	$2,787	$1,136	$14,920

Six Months Ended April 30, 2026
Net sales	$392,131	$304,749	$193,055	$(18,479)	$871,456
Cost of sales (excluding depreciation and amortization)	313,116	210,590	150,441	(19,010)	655,137
Selling, general and administrative	69,943	42,805	27,039	6,071	145,858
Depreciation and amortization	23,240	14,680	10,626	353	48,899
Operating (loss) income	$(14,168)	$36,674	$4,949	$(5,893)	$21,562
Capital expenditures	$11,793	$5,985	$4,485	$59	$22,322

Six Months Ended April 30, 2025
Net sales	$387,675	$303,597	$182,545	$(21,295)	$852,522
Cost of sales (excluding depreciation and amortization)	296,318	209,317	142,000	(18,811)	628,824
Selling, general and administrative	65,616	40,181	22,448	8,738	136,983
Restructuring charges	7,015	—	—	1,825	8,840
Depreciation and amortization	21,831	15,077	10,977	(3,953)	43,932
Operating (loss) income	$(3,105)	$39,022	$7,120	$(9,094)	$33,943
Capital expenditures	$10,296	$10,023	$4,261	$1,964	$26,544
The following tables reconcile our segment presentation, as previously reported in our Quarterly Report on Form 10-Q for the three months ended April 30, 2025, to the current presentation (in thousands):

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	NA Fenestration	EU Fenestration	NA Cabinet Components	Tyman	Unallocated Corp. & Other	Total
Three Months Ended April 30, 2025
Net sales	$151,026	$61,257	$51,237	$190,107	$(1,149)	$452,478
Cost of sales (excluding depreciation and amortization)	113,760	39,001	42,405	126,743	(813)	321,096
Selling, general and administrative	15,938	9,038	5,725	37,271	2,361	70,333
Restructuring charges	—	—	—	936	—	936
Depreciation and amortization	4,667	2,659	3,015	8,775	76	19,192
Operating income (loss)	$16,661	$10,559	$92	$16,382	$(2,773)	$40,921
Capital expenditures	$6,489	$727	$1,239	5,368	$1,097	$14,920

		Hardware Solutions(1)	Extruded Solutions(2)	Custom Solutions(3)	Unallocated Corp. & Other	Total
Three Months Ended April 30, 2025
Net sales		$202,935	$163,967	$97,507	$(11,931)	$452,478
Cost of sales (excluding depreciation and amortization)		145,533	111,637	73,702	(9,776)	321,096
Selling, general and administrative		32,259	21,673	10,850	5,551	70,333
Restructuring charges		896	—	—	40	936
Depreciation and amortization		10,361	7,437	5,437	(4,043)	19,192
Operating income (loss)		$13,886	$23,220	$7,518	$(3,703)	$40,921
Capital expenditures		$5,893	$5,104	$2,787	$1,136	$14,920

	NA Fenestration	EU Fenestration	NA Cabinet Components	Tyman	Unallocated Corp. & Other	Total
Six Months Ended April 30, 2025
Net sales	$285,359	$109,728	$95,047	$365,783	$(3,395)	$852,522
Cost of sales (excluding depreciation and amortization)	220,327	69,638	81,821	259,539	(2,501)	628,824
Selling, general and administrative	32,071	16,959	10,992	71,649	5,312	136,983
Restructuring charges	—	—	—	8,840	—	8,840
Depreciation and amortization	9,446	5,269	6,024	23,038	155	43,932
Operating income (loss)	$23,515	$17,862	$(3,790)	$2,717	$(6,361)	$33,943
Capital expenditures	$12,140	$1,329	$1,656	$9,456	$1,963	$26,544

		Hardware Solutions(1)	Extruded Solutions(2)	Custom Solutions(3)	Unallocated Corp. & Other	Total
Six Months Ended April 30, 2025
Net sales		$387,675	$303,597	$182,545	$(21,295)	$852,522
Cost of sales (excluding depreciation and amortization)		296,318	209,317	142,000	(18,811)	628,824
Selling, general and administrative		65,616	40,181	22,448	8,738	136,983
Restructuring charges		7,015	—	—	1,825	8,840
Depreciation and amortization		21,831	15,077	10,977	(3,953)	43,932
Operating (loss) income		$(3,105)	$39,022	$7,120	$(9,094)	$33,943
Capital expenditures		$10,296	$10,023	$4,261	$1,964	$26,544
(1) The Hardware Solutions segment contains a portion of the previously reported NA Fenestration segment.
(2) The Extruded Solutions segment contains a portion of the previously reported NA Fenestration and the EU Fenestration segments.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(3) The Custom Solutions segment contains a portion of the previously reported NA Fenestration and the NA Cabinet Components segments.
The following table summarizes the change in the carrying amount of goodwill by reportable business segment for the six months ended April 30, 2026 (in thousands):

	Hardware Solutions	Extruded Solutions	Custom Solutions	Unallocated Corp. & Other	Total
Balance as of October 31, 2025	$14,601	$180,933	$75,812	$—	$271,346
Foreign currency translation adjustment	283	2,821	300	—	3,404
Balance as of April 30, 2026	$14,884	$183,754	$76,112	$—	$274,750
We do not allocate non-operating expense or income tax expense to the reportable segments. The following table reconciles operating income as reported above to net income for the three and six months ended April 30, 2026 and 2025 (in thousands):

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2026	2025	2026	2025
Operating income	$18,710	$40,921	$21,562	$33,943
Interest expense	(12,042)	(13,940)	(24,409)	(28,126)
Other, net	448	(159)	6,065	1,070
Income tax expense	(3,766)	(6,307)	(3,939)	(1,257)
Net income (loss)	$3,350	$20,515	$(721)	$5,630

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
The computation of basic and diluted earnings per share for the three and six months ended April 30, 2026 and 2025 follows (in thousands, except per share data):

	Net Income	Weighted-Average Shares	Per Share
Three Months Ended April 30, 2026
Basic earnings per common share	$3,350	45,483	$0.07
Effect of dilutive securities:
Stock options	—	—	—
Restricted stock awards	—	161	—
Performance restricted stock units	—	14	—
Diluted earnings per common share	$3,350	45,658	$0.07
Three Months Ended April 30, 2025
Basic earnings per common share	$20,515	46,483	$0.44
Effect of dilutive securities:
Stock options	—	—	—
Restricted stock awards	—	60	—
Performance restricted stock units	—	20	—
Diluted earnings per common share	$20,515	46,563	$0.44
Six Months Ended April 30, 2026
Basic and diluted loss per common share	$(721)	45,469	$(0.02)
Six Months Ended April 30, 2025
Basic earnings per common share	$5,630	46,753	$0.12
Effect of dilutive securities:
Stock options	—	11	—
Restricted stock awards	—	84	—
Performance restricted stock units	—	20	—
Diluted earnings per common share	$5,630	46,868	$0.12
We do not include equity instruments in our calculation of diluted earnings per share if those instruments would be anti-dilutive. We had anti-dilutive restricted stock award equivalents for the three and six months ended April 30, 2026 of 4,009 and 10,560, respectively, and 41,871 and 17,580 for the comparable prior year periods. Such dilution is dependent on the excess of the market price of our stock over the exercise price and other components of the treasury stock method.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. New Accounting Guidance
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standards setting bodies that we adopt as of the specified effective date. We did not adopt any new accounting pronouncements during the three and six months ended April 30, 2026.
Recent Accounting Standards Not Yet Adopted
In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires expanded disclosures of expense information, including the amounts of inventory purchases, employee compensation, depreciation and amortization within commonly presented expense captions during the period. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The amendments should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date or (2) retrospectively to any or all prior periods presented in the financial statements. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures. The required disclosures as per this ASU will be first included with our annual financial statements for the year ended October 31, 2028.
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
•changes in energy costs and the availability of energy;
•impacts from public health issues on the economy, demand for our products or our operations, including the responses of governmental authorities to contain such public health issues;
•our ability to continue to integrate and implement our plans, forecasts, expectations, and realize anticipated synergies with respect to the Tyman business we purchased in August 2024;
•changes in market conditions, particularly in the new home construction, and residential remodeling and replacement (R&R) activity markets in the United States, United Kingdom, Germany, Italy and elsewhere;
•consolidations, restructurings, bankruptcies and reorganizations among our customers, distributors, suppliers and other participants in the building products manufacturing industry, and our inability to collect receivables;
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis contains forward-looking statements based on our current assumptions, expectations, estimates and projections about our business and the homebuilding industry, and therefore, it should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and related notes as of April 30, 2026, and for the three and six months ended April 30, 2026 and 2025, included elsewhere herein. Actual results could differ from our expectations due to several factors which include, but are not limited to: the impact of market price and demand for our products, economic and competitive conditions, capital expenditures, new technology, regulatory changes and other uncertainties. For additional information pertaining to our business, including risk factors which should be considered before investing in our common stock, refer to our Annual Report on Form 10-K for the fiscal year ended October 31, 2025.
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
Our Extruded Solutions segment manufactures insulating glass spacers, vinyl and composite profiles, and sealing solutions used in the fabrication of windows, doors, conservatories, roofs, and related building applications. This segment operates across North America and Europe, and its results are influenced by housing starts, energy-efficiency standards, and renovation activity in those regions. In the U.S., demand for insulating-glass spacers and vinyl profiles is supported by increasing adoption of high-performance window systems that improve thermal performance. In the U.K. our vinyl business serves window fabricators and distributors with a broad offering of vinyl extrusions, decking, and roofing systems. The European market continues to benefit from government-sponsored retrofit programs and EU directives targeting energy efficiency and sustainability in existing building stock.
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
Recent Transactions and Events
We are monitoring evolving U.S. and global tariff and trade policies, including court decisions invalidating certain tariffs. We are assessing the potential impact of these decisions and other trade policy developments on our operations, supply chain and cost structure and continue to work with our suppliers and customers to mitigate potential impacts on our business. We are also monitoring ongoing geopolitical tensions and conflicts in various regions of the world, including the situations in Ukraine and the Middle East, which may contribute to volatility in global markets, supply chains, commodity pricing and foreign currency exchange rates. The extent and duration of current and potential tariff measures and geopolitical developments, and the resulting impact on general economic conditions and our operations, remain uncertain and depend on various factors, including negotiations between the U.S. and affected countries, responses by other governments, potential exemptions, and the availability and cost of alternative sources of supply.
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
In April 2026, the NAHB forecasted calendar-year housing starts to be approximately 1.3 million in calendar-years 2026 and 2027 and 1.4 million in calendar-year 2028. In May 2026, the Ducker forecast indicated that total window shipments are expected to decrease 3.1% in calendar-year 2026 and 1.3% in calendar-year 2027.
Our business is seasonal, as inclement weather during the winter months tends to slow construction and installation activity for exterior building products.
We are impacted by regulation of energy standards. Although the U.S. government has been less aggressively pursuing higher energy efficiency standards in recent years, other countries have implemented higher energy efficiency standards which should bode well for our fenestration-related businesses in these markets, particularly our warm-edge spacer products, window and door seals and tilt ‘n’ turn micro-ventilation products.
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

Results of Operations
Three Months Ended April 30, 2026 Compared to Three Months Ended April 30, 2025
This table sets forth our condensed consolidated results of operations for the three-month periods ended April 30, 2026 and 2025.

	Three Months Ended April 30,
	2026	2025	Change $	% Variance
	(Dollars in thousands)
Net sales	$462,367	$452,478	$9,889	2%
Cost of sales (excluding depreciation and amortization)	344,575	321,096	23,479	7%
Selling, general and administrative	74,432	70,333	4,099	6%
Restructuring charges	—	936	(936)	(100)%
Depreciation and amortization	24,650	19,192	5,458	28%
Operating income	18,710	40,921	(22,211)	(54)%
Interest expense	(12,042)	(13,940)	1,898	(14)%
Other, net	448	(159)	607	(382)%
Income tax expense	(3,766)	(6,307)	2,541	(40)%
Net income	$3,350	$20,515	$(17,165)	(84)%
Our period-over-period results by reportable segment follow.
Changes Related to Operating Income by Reportable Segment:
Hardware Solutions

	Three Months Ended April 30,
	2026	2025	$ Change	% Variance
	(Dollars in thousands)
Net sales	$203,019	$202,935	$84	—%
Cost of sales (excluding depreciation and amortization)	162,392	145,533	16,859	12%
Selling, general and administrative	35,763	32,259	3,504	11%
Restructuring charges	—	896	(896)	(100)%
Depreciation and amortization	11,693	10,361	1,332	13%
Operating (loss) income	$(6,829)	$13,886	$(20,715)	(149)%
Operating (loss) income margin	(3)%	7%
Net Sales. Net sales increased $0.1 million for the three months ended April 30, 2026 compared to the same period in 2025. Net sales were relatively flat, as $4.8 million favorable tariff-related pricing adjustments and a $3.3 million favorable impact from foreign currency rate changes were largely offset by a $8.6 million decline in volume due to softer market demand.
Cost of Sales. Cost of sales increased $16.9 million, for the three months ended April 30, 2026 compared to the same period in 2025. The increase was primarily due to higher tariff-related costs, unfavorable foreign currency movements, other cost inflation and increases in transportation costs, partially offset by the impact of lower sales volumes mentioned above.
Selling, General and Administrative. Selling, general and administrative expenses increased $3.5 million, or 11%, for the three months ended April 30, 2026 compared to the same period in 2025. The increase is primarily due to increases in stock-based compensation and medical costs, partially offset by a decrease in miscellaneous selling and general administrative costs year-over-year.
Restructuring Charges. Restructuring charges decreased $0.9 million, or 100%, for the three months ended April 30, 2026 compared to the same period in 2025. This decrease is primarily attributable to the restructuring of our operating segments in fiscal 2025. For additional discussion of the restructuring, see the “restructuring” section of Note 1, “Nature of Operations, Basis of Presentation and Significant Accounting Policies”.

Extruded Solutions

	Three Months Ended April 30,
	2026	2025	$ Change	% Variance
	(Dollars in thousands)
Net sales	$164,949	$163,967	$982	1%
Cost of sales (excluding depreciation and amortization)	112,881	111,637	1,244	1%
Selling, general and administrative	21,664	21,673	(9)	—%
Depreciation and amortization	7,341	7,437	(96)	(1.3)%
Operating income	$23,063	$23,220	$(157)	(1)%
Operating income margin	14%	14%
Net Sales. Net sales increased $1.0 million for the three months ended April 30, 2026 compared to the same period in 2025 primarily due to a $4.7 million favorable impact from foreign currency rate changes and a $1.5 million increase in price and raw material indexes, partially offset by a $5.2 million decrease in volumes mainly due to softer market demand.
Cost of Sales. Cost of sales increased $1.2 million for the three months ended April 30, 2026 compared to the same period in 2025. The increase was primarily due to unfavorable foreign currency rate movements and higher raw material costs, partially offset by the impact of the lower sales volumes mentioned above.
Selling, General and Administrative. Selling, general and administrative expense remained flat for the three months ended April 30, 2026 compared to the same period in 2025.
Custom Solutions

	Three Months Ended April 30,
	2026	2025	$ Change	Variance %
	(Dollars in thousands)
Net sales	$103,913	$97,507	$6,406	7%
Cost of sales (excluding depreciation and amortization)	79,017	73,702	5,315	7%
Selling, general and administrative	13,889	10,850	3,039	28%
Depreciation and amortization	5,404	5,437	(33)	(1)%
Operating income	$5,603	$7,518	$(1,915)	(25)%
Operating income margin	5%	8%
Net Sales. Net sales increased $6.4 million, or 7%, for the three months ended April 30, 2026 compared to the same period in 2025. The increase was primarily driven by a $4.5 million favorable impact from pricing and raw material index adjustments, a $1.4 million increase in volume, a $0.2 million favorable impact from foreign currency rate changes, and $0.3 million of favorable tariff-related pricing adjustments.
Cost of Sales. Cost of sales increased $5.3 million, or 7%, for the three months ended April 30, 2026 compared to the same period in 2025. Cost of sales increased primarily due to higher volumes and foreign currency movements during the period.
Selling, General and Administrative. Selling, general and administrative expenses increased $3.0 million, or 28%, for the three months ended April 30, 2026 compared to the same period in 2025. The increase is primarily due to increases in labor costs and other miscellaneous selling and general administrative costs year-over-year.

Unallocated Corporate & Other

	Three Months Ended April 30,
	2026	2025	$ Change	Variance %
	(Dollars in thousands)
Net sales	$(9,514)	$(11,931)	$2,417	(20)%
Cost of sales (excluding depreciation and amortization)	(9,715)	(9,776)	61	(1)%
Selling, general and administrative	3,116	5,551	(2,435)	(44)%
Restructuring charges	—	40	(40)	(100)%
Depreciation and amortization	212	(4,043)	4,255	(105)%
Operating loss	$(3,127)	$(3,703)	$576	(16)%
Net Sales. Net sales for Unallocated Corporate & Other represents the elimination of inter-segment sales for the three months ended April 30, 2026 and 2025.
Cost of Sales. Cost of sales for Corporate & Other consists of the elimination of inter-segment sales, profit in inventory, and other costs.
Selling, General and Administrative. Selling, general and administrative expenses decreased $2.4 million, or 44%, for the three months ended April 30, 2026 compared to the same period in 2025. The decrease was primarily attributable to reorganization costs incurred in the prior year period as well as higher cost allocations to the reportable segments in 2026, including for stock-based compensation and medical costs.
Restructuring Charges. Restructuring charges decreased 100% for the three months ended April 30, 2026 compared to the same period in 2025. This decrease is primarily attributable to the restructuring of our operating segments in fiscal 2025. For additional discussion of the restructuring, see the “restructuring” section of Note 1, “Nature of Operations, Basis of Presentation and Significant Accounting Policies”.
Changes Related to Non-Operating Items:
Interest Expense. Interest expense decreased $1.9 million for the three months ended April 30, 2026 compared to the same period in 2025 primarily as a result of a decrease in borrowings outstanding during the three months ended April 30, 2026 as compared to the prior year period.
Income Taxes. We recorded an income tax expense of $3.8 million on pre-tax income of $7.1 million for the three months ended April 30, 2026, an effective rate of 52.9%, and income tax expense of $6.3 million on pre-tax income of $26.8 million for the three months ended April 30, 2025, an effective rate of 23.5%. The increase in the effective tax rate compared to the prior year was primarily driven by $2.1 million of discrete tax items including equity-based compensation award activity, state deferred tax remeasurement from legal entity reorganization activities, and changes in reserves for uncertain tax positions, which had a disproportionate impact on the rate given the lower pre-tax earnings in the current period.

Six Months Ended April 30, 2026 Compared to Six Months Ended April 30, 2025

	Six Months Ended April 30,
	2026	2025	Change $	% Variance
	(Dollars in thousands)
Net sales	$871,456	$852,522	$18,934	2%
Cost of sales (excluding depreciation and amortization)	655,137	628,824	26,313	4%
Selling, general and administrative	145,858	136,983	8,875	6%
Restructuring charges	—	8,840	(8,840)	(100)%
Depreciation and amortization	48,899	43,932	4,967	11%
Operating income	21,562	33,943	(12,381)	(36)%
Interest expense	(24,409)	(28,126)	3,717	(13)%
Other, net	6,065	1,070	4,995	467%
Income tax expense	(3,939)	(1,257)	(2,682)	213%
Net (loss) income	$(721)	$5,630	$(6,351)	(113)%
Our period-over-period results by reportable segment follow.
Changes Related to Operating Income by Reportable Segment:
Hardware Solutions

	Six Months Ended April 30,
	2026	2025	$ Change	% Variance
	(Dollars in thousands)
Net sales	$392,131	$387,675	$4,456	1%
Cost of sales (excluding depreciation and amortization)	313,116	296,318	16,798	6%
Selling, general and administrative	69,943	65,616	4,327	7%
Restructuring charges	—	7,015	(7,015)	(100)%
Depreciation and amortization	23,240	21,831	1,409	6%
Operating loss	$(14,168)	$(3,105)	$(11,063)	356%
Operating loss margin	(4)%	(1)%
Net Sales. Net sales increased $4.5 million, or 1%, for the six months ended April 30, 2026 compared to the same period in 2025, which was primarily attributable to $10.6 million favorable tariff-related pricing adjustments, a $1.6 million favorable impact from price and raw material index adjustments, and an $6.7 million favorable impact from foreign currency rate changes, partially offset by a $13.4 million decline in volume due to softer market demand.
Cost of Sales. Cost of sales increased $16.8 million, or 6%, for the six months ended April 30, 2026 as compared to the same period in 2025. The increase was primarily due to higher tariff-related costs, unfavorable foreign currency movements, other cost inflation and increases in transportation costs, partially offset by the impact of lower sales volumes mentioned above.
Selling, General and Administrative. Selling, general and administrative expenses increased $4.3 million, or 7%, for the six months ended April 30, 2026 as compared to the same period in 2025. The increase is primarily due to increases in labor costs, stock-based compensation, and medical costs year-over-year.
Restructuring Charges. Restructuring charges decreased $7.0 million, or 100%, for the six months ended April 30, 2026 compared to the same period in 2025. This decrease is primarily attributable to the restructuring of our operating segments in fiscal 2025. For additional discussion of the restructuring, see the “restructuring” section of Note 1, “Nature of Operations, Basis of Presentation and Significant Accounting Policies”.

Extruded Solutions

	Six Months Ended April 30,
	2026	2025	$ Change	Variance %
	(Dollars in thousands)
Net sales	$304,749	$303,597	$1,152	—%
Cost of sales (excluding depreciation and amortization)	210,590	209,317	1,273	1%
Selling, general and administrative	42,805	40,181	2,624	7%
Depreciation and amortization	14,680	15,077	(397)	(3)%
Operating income	$36,674	$39,022	$(2,348)	(6)%
Operating income margin	12%	13%
Net Sales. Net sales remained flat for the six months ended April 30, 2026 compared to the same period in 2025, increasing $1.2 million. The slight increase was primarily due to a $8.4 million favorable impact from foreign currency rate changes and a $1.9 million favorable impact from price and raw material index adjustments, partially offset by a $8.1 million decline in volume due to softer market demand.
Cost of Sales. Cost of sales increased $1.3 million, or 1%, for the six months ended April 30, 2026 compared to the same period in 2025. The increase was primarily due to unfavorable foreign currency rate changes and raw material cost impacts, partially offset by the impact of lower volumes mentioned above.
Selling, General and Administrative. Selling, general and administrative expense increased $2.6 million, or 7%, for the six months ended April 30, 2026 compared to the same period in 2025. The increase is primarily due to increases in labor costs and other miscellaneous selling and general administrative costs year-over-year.
Custom Solutions

	Six Months Ended April 30,
	2026	2025	$ Change	Variance %
	(Dollars in thousands)
Net sales	$193,055	$182,545	$10,510	6%
Cost of sales (excluding depreciation and amortization)	150,441	142,000	8,441	6%
Selling, general and administrative	27,039	22,448	4,591	20%
Depreciation and amortization	10,626	10,977	(351)	(3)%
Operating income	$4,949	$7,120	$(2,171)	(30)%
Operating income margin	3%	4%
Net Sales. Net sales increased $10.5 million, or 6%, for the six months ended April 30, 2026 compared to the same period in 2025. The increase was primarily due to a $6.2 million favorable impact from price and raw material index adjustments, a $3.8 million increase in volume, a $0.3 million favorable impact from foreign currency rate changes, and $0.5 million favorable tariff-related pricing adjustments.
Cost of Sales. Cost of sales increased $8.4 million, or 6%, for the six months ended April 30, 2026 compared with the same period in 2025. Cost of sales increased primarily due to higher sales volumes and unfavorable foreign currency movements.
Selling, General and Administrative. Selling, general and administrative expense increased $4.6 million, or 20%, for the six months ended April 30, 2026 compared to the same period in 2025. The increase is primarily due to increases in labor costs and other miscellaneous selling and general administrative costs year-over-year.

Unallocated Corporate & Other

	Six Months Ended April 30,
	2026	2025	$ Change	Variance %
	(Dollars in thousands)
Net sales	$(18,479)	$(21,295)	$2,816	(13)%
Cost of sales (excluding depreciation and amortization)	(19,010)	(18,811)	(199)	1%
Selling, general and administrative	6,071	8,738	(2,667)	(31)%
Restructuring charges	—	1,825	(1,825)	(100)%
Depreciation and amortization	353	(3,953)	4,306	(109)%
Operating loss	$(5,893)	$(9,094)	$3,201	(35)%
Net Sales. Net sales for Unallocated Corporate & Other represents the elimination of inter-segment sales for the six months ended April 30, 2026 and 2025.
Cost of Sales. Cost of sales for Unallocated Corporate & Other consists of the elimination of inter-segment sales, profit in inventory, and other costs.
Selling, General and Administrative. Selling, general and administrative expenses decreased $2.7 million, or 31%, for the six months ended April 30, 2026 compared to the same period in 2025. This decrease is primarily attributable to a decrease in reorganization costs incurred in the prior year period as well as higher cost allocations to the reportable segments in 2026, including for stock-based compensation and medical costs.
Restructuring Charges. Restructuring charges decreased $1.8 million, or 100%, for the six months ended April 30, 2026 compared to the same period in 2025. This decrease is primarily attributable to the restructuring of our operating segments in fiscal 2025. For additional discussion of the restructuring, see the “restructuring” section of Note 1, “Nature of Operations, Basis of Presentation and Significant Accounting Policies”.
Changes related to Non-Operating Items:
Interest Expense. Interest expense decreased $3.7 million for the six months ended April 30, 2026 compared to the same period in 2025 primarily as a result of lower borrowings outstanding during the six months ended April 30, 2026 as compared to the prior year period.
Income Taxes. We recorded income tax expense of $3.9 million on pre-tax income of $3.2 million for the six months ended April 30, 2026, an effective rate of 122.4%, and income tax expense of $1.3 million on a pre-tax income of $6.9 million for the six months ended April 30, 2025, an effective rate of 18.3%. The increase in the effective tax rate year-over-year was primarily driven by $3.2 million of discrete items including equity-based compensation award activity, state deferred tax remeasurement from legal entity reorganization activities, and changes in reserves for uncertain tax positions, which had a disproportionate impact on the rate given the lower pre-tax earnings in the current period.
Liquidity and Capital Resources
Overview
Historically, our principal sources of funds have been cash on hand, cash flow from operations, and borrowings under our credit facilities. As of April 30, 2026, we had $63.7 million of cash and equivalents, $660.8 million outstanding under the Facilities, $5.6 million of outstanding letters of credit, and $54.3 million outstanding under finance leases and other debt. Of the $54.3 million outstanding under finance leases and other debt, $48.6 million relates to real estate leases. We had $264.9 million available for use under the revolving credit facility at April 30, 2026.
On August 1, 2024, the Amended Credit Agreement increased our borrowing capacity and established a $475 million revolving credit facility and a $500 million term loan A facility, each maturing on August 1, 2029. As of April 30, 2026, we remained in compliance with all covenants under this agreement. Additional information regarding the Facilities is included in Note 5, “Debt”, to the condensed consolidated financial statements.
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
Analysis of Cash Flow
The following table summarizes our cash flow results for the six months ended April 30, 2026 and 2025:

	Six Months Ended
	April 30,
	2026	2025
	(Dollars in thousands)
Cash (used for) provided by operating activities	$(1,286)	$15,987
Cash used for investing activities	$(22,293)	$(26,168)
Cash provided by (used for) financing activities	$9,765	$(30,320)
Operating Activities. Cash provided by operating activities decreased $17.3 million for the six months ended April 30, 2026 compared to the same period in 2025, resulting in cash used for operating activities of $1.3 million in 2026 compared to cash provided by operating activities of $16.0 million in 2025. The decrease was primarily driven by lower net income and unfavorable changes in working capital, including a larger increase in accounts receivable and a larger decrease in current income taxes payable, partially offset by higher depreciation and amortization expense and smaller decreases in accounts payable and accrued liabilities.
Investing Activities. Cash used for investing activities decreased $3.9 million for the six months ended April 30, 2026 compared to the same period in 2025, primarily due to lower capital expenditures, partially offset by lower proceeds from disposition of assets.
Financing Activities. Cash provided by financing activities increased $40.1 million for the six months ended April 30, 2026 compared to the same period in 2025, resulting in cash provided by financing activities of $9.8 million in 2026 compared to cash used for financing activities of $30.3 million in 2025. The change in financing cash flows was primarily driven by the absence of treasury stock repurchases and higher net borrowings under our credit facilities compared to the prior year period.
Liquidity Requirements
Our strategy for deploying cash is to invest in organic growth opportunities, develop our infrastructure, and explore strategic acquisitions. Other uses of cash include paying cash dividends to our shareholders and repurchasing our own stock. During the six months ended April 30, 2026 and 2025, we repatriated $16.8 million and $23.0 million, respectively, of foreign earnings from our foreign locations. We maintain cash balances in foreign countries which totaled $50.3 million as of April 30, 2026.
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
For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended October 31, 2025. Our critical accounting policies and estimates have not changed materially during the six months ended April 30, 2026.

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
Interest Rate Risk
Our debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. Based upon the balances of the variable rate debt at April 30, 2026, a hypothetical 1.0% increase or decrease in interest rates could result in approximately $6.6 million of additional pretax charges or credit to our net income per year. This sensitivity pertains primarily to our outstanding revolving credit facility borrowings outstanding under the Credit Facility as of April 30, 2026.
Foreign Currency Rate Risk
Our international operations have exposure to foreign currency rate risks, due primarily to fluctuations in the Euro, the British Pound Sterling (“GBP”) and the Mexican Peso (“MXN”) exchange rates, to the U.S. Dollar (“USD”). From time to time, we enter into foreign exchange contracts associated with our operations to manage a portion of the foreign currency rate risk and the potential impact to ongoing cash flows. Hedge accounting is not applied to our foreign exchange contracts. As of April 30, 2026, we had no outstanding forward foreign exchange contracts to hedge our exposure to foreign currency fluctuations, as contracts entered into earlier in the fiscal year matured and settled during the period. As of April 30, 2025, we had outstanding forward foreign exchange contracts to hedge our foreign currency exposures against the U.S. Dollar (“USD”) to Great British Pound (“GBP”), with a notional principal amount of $1.0 million, and foreign currency exposures against the Mexican Peso (“MXN”) to USD, with a notional principal amount of $10.0 million. We recognized a loss of $0.3 million and a gain of $0.3 million related to our forward foreign exchange contracts during the three and six months ended April 30, 2026, respectively, and a gain of $0.5 million and $0.8 million for the comparable prior year periods. The value of forward foreign exchange contracts fluctuates based on exchange rate fluctuations for currencies stated in the foreign exchange contracts.
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

Certain raw materials and commodities we use to manufacture our products are subject to tariffs. There is uncertainty regarding how recently enacted tariffs and potential future tariffs may affect the price of these raw materials and commodities. We are constantly assessing potential supply chain vulnerability and implementing strategies (i.e. surcharges) to mitigate potential tariff impacts. We are also utilizing local supply chains where possible to reduce supply and cost risks. Additionally, we continue to explore alternative supply sources and evaluate shifts in demand. Further discussion of our industry risks is included within our Annual Report on Form 10-K for the fiscal year ended October 31, 2025 and the section entitled “Item 1A. Risk Factors” within this Form 10-Q.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (1934 Act) as of April 30, 2026.
As previously disclosed in our Annual Report on Form 10-K for the year ended October 31, 2025, we identified a material weakness in our internal controls over financial reporting in the design and operation of controls over the preparation and review of our Statement of Cash Flows as of October 31, 2024 which remained unremediated through the year ended October 31, 2025. During the six months ended April 30, 2026, we implemented remediation efforts related to this material weakness and will continue to monitor the effectiveness of these procedures through testing of the related controls for an appropriate period of time. Until such time and as of April 30, 2026, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective.
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
Changes in Internal Control over Financial Reporting
During the six months ended April 30, 2026, we implemented additional review procedures for the Statement of Cash Flow as part of our remediation efforts. We will continue to monitor the effectiveness of our efforts as part of our ongoing evaluation of internal control over financial reporting.
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
Additionally, our suppliers, vendors and other third parties may incorporate AI into their systems or offerings and their use could introduce operational, data security or reputational risks to our business. The use of AI by us or others associated with our Company may create data privacy concerns, intellectual property risks, and cybersecurity vulnerabilities. In addition, the legal and regulatory landscape governing AI is rapidly evolving and is uncertain. Compliance with new or changing laws, regulations or industry standards may increase costs, require modifications to business practices or limit the use of certain AI applications. Any failure to appropriately manage AI-related risks could adversely affect our operations, reputation and long-term competitive position.
Consolidations, restructurings, bankruptcies or reorganizations involving our customers, distributors or suppliers could adversely affect our business, results of operations, financial condition and cash flows.
Our customers, distributors and suppliers operate in industries that may be affected by changes in general economic conditions, housing and residential repair and remodeling activity, inflation, interest rates, availability of credit, labor availability and other market conditions. Consolidations, restructurings, bankruptcies or reorganizations involving our customers, distributors, suppliers or other participants in the building products industry could result in a reduction in demand for our products, increased customer or supplier concentration, changes in purchasing patterns, pricing or payment terms, supply disruptions, or increased credit risk. We generally extend credit to customers based on an evaluation of their financial condition. If a customer becomes insolvent, files for bankruptcy or otherwise is unable or unwilling to pay amounts owed to us or take delivery of previously ordered products, our ability to collect receivables could be adversely affected and we may be required to record reserves or write-downs related to accounts receivable, inventory or other assets. Our inability to collect receivables from one or more significant customers, or from a group of customers, or significant write-downs of inventory or other assets, could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Item 5. Other Information
During the three months ended April 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 6. Exhibits
The exhibits required to be furnished pursuant to Item 6 are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANEX BUILDING PRODUCTS CORPORATION

Date:	June 5, 2026	/s/ Scott M. Zuehlke
Scott M. Zuehlke
Senior Vice President - Chief Financial Officer & Treasurer (Principal Financial Officer)

EXHIBIT INDEX
Exhibit Number	Description of Exhibits

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

*31.1	Certification by chief executive officer pursuant to Rule 13a-14(a)/15d-14(a).

*31.2	Certification by chief financial officer pursuant to Rule 13a-14(a)/15d-14(a).

*32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.1	Quanex Building Products Corporation Clawback Policy.

*101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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