Form 10-Q
period 2026-07-31
Quanex Building Products CORP
filed 2026-09-04
CIK 1423221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________
FORM 10-Q
 ________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
The number of shares outstanding of the registrant's Common Stock as of August 28, 2026 was 45,826,208.

QUANEX BUILDING PRODUCTS CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 31, 2026	October 31, 2025
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$62,094	$76,018
Restricted cash	2,123	2,100
Accounts receivable, net of allowance for credit losses of $2,618 and $2,039	214,768	205,384
Inventories	276,396	254,122
Income taxes receivable	5,603	—
Prepaid assets	37,452	32,387
Other current assets	3,847	3,764
Total current assets	602,283	573,775
Property, plant and equipment, net of accumulated depreciation of $455,986 and $414,809	394,021	411,591
Operating lease right-of-use assets	171,552	154,866
Deferred income tax assets	300	2,706
Goodwill	273,765	271,346
Intangible assets, net	522,218	549,137
Other noncurrent assets	4,552	4,812
Total assets	$1,968,691	$1,968,233
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$127,030	$131,307
Accrued liabilities	88,209	95,155
Income taxes payable	9,300	12,076
Current maturities of long-term debt	26,551	27,561
Current operating lease liabilities	18,822	15,446
Total current liabilities	269,912	281,545
Long-term debt	636,814	665,268
Noncurrent operating lease liabilities	160,290	145,459
Deferred income tax liabilities	137,766	135,993
Other noncurrent liabilities	18,465	13,789
Total liabilities	1,223,247	1,242,054
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, shares authorized 1,000,000; issued and outstanding - none	—	—
Common stock, $0.01 par value, shares authorized 125,000,000; issued 51,159,137 and 51,211,469, respectively; outstanding 45,823,208 and 45,674,726, respectively	512	512
Additional paid-in-capital	697,598	700,029
Retained earnings	179,472	164,710
Accumulated other comprehensive loss	(32,142)	(35,439)
Less: Treasury stock at cost, 5,335,929 and 5,536,743 shares, respectively	(99,996)	(103,633)
Total stockholders’ equity	745,444	726,179
Total liabilities and stockholders' equity	$1,968,691	$1,968,233

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2026	2025	2026	2025
	(In thousands, except per share amounts)
Net sales	$501,845	$495,273	$1,373,301	$1,347,795
Cost and expenses:
Cost of sales (excluding depreciation and amortization)	360,380	357,305	1,015,517	986,129
Selling, general and administrative	70,837	71,270	216,695	208,253
Restructuring charges	—	1,367	—	10,207
Depreciation and amortization	24,138	33,882	73,037	77,814
Asset impairment charges	—	302,284	—	302,284
Operating income (loss)	46,490	(270,835)	68,052	(236,892)
Non-operating income (expense):
Interest expense	(11,978)	(14,218)	(36,387)	(42,344)
Other, net	(93)	855	5,972	1,925
Income (loss) before income taxes	34,419	(284,198)	37,637	(277,311)
Income tax (expense) benefit	(7,915)	8,191	(11,854)	6,934
Net income (loss)	$26,504	$(276,007)	$25,783	$(270,377)

Basic and diluted earnings (loss) per common share	$0.58	$(6.04)	$0.57	$(5.83)

Weighted-average common shares outstanding:
Basic	45,461	45,691	45,466	46,395
Diluted	45,648	45,691	45,607	46,395

Cash dividends per share	$0.08	$0.08	$0.24	$0.24

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2026	2025	2026	2025
	(In thousands)
Net income (loss)	$26,504	$(276,007)	$25,783	$(270,377)
Other comprehensive income:
Foreign currency translation (loss) gain, net of tax	(4,860)	(3,467)	2,682	15,927
Unrealized gain on cash flow hedge, net of tax	615	—	615	—
Other comprehensive (loss) income, net of tax	(4,245)	(3,467)	3,297	15,927
Comprehensive income (loss)	$22,259	$(279,474)	$29,080	$(254,450)
The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	July 31,
	2026	2025
	(In thousands)
Operating activities:
Net income (loss)	$25,783	$(270,377)
Adjustments to reconcile net income (loss) to cash used for operating activities:
Depreciation and amortization	73,037	77,814
Stock-based compensation	3,617	2,762
Deferred income tax	664	(26,440)
Goodwill impairment charges	—	302,284
Other, net	4,640	9,203
Changes in assets and liabilities:
Increase in accounts receivable	(8,685)	(1,727)
(Increase) decrease in inventory	(21,129)	5,261
Increase in other current assets	(4,430)	(7,228)
(Decrease) increase in accounts payable	(2,365)	144
Decrease in accrued liabilities	(7,601)	(9,725)
Change in income taxes	(6,629)	(21)
Other, net	366	(5,307)
Cash provided by operating activities	57,268	76,643
Investing activities:
Capital expenditures	(33,066)	(40,996)
Proceeds from disposition of capital assets	62	361
Cash used for investing activities	(33,004)	(40,635)
Financing activities:
Borrowings under credit facilities	141,500	170,000
Repayments of credit facility borrowings	(164,250)	(213,750)
Repayments of other long-term debt	(3,316)	(1,962)
Common stock dividends paid	(10,916)	(11,233)
Purchase of treasury stock	(1,707)	(29,248)
Other, net	(704)	(1,186)
Cash used for financing activities	(39,393)	(87,379)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,228	16,302
Decrease in cash, cash equivalents and restricted cash	(13,901)	(35,069)
Cash, cash equivalents and restricted cash at beginning of period	78,118	102,995
Cash, cash equivalents and restricted cash at end of period	$64,217	$67,926

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

Nine Months Ended July 31, 2026	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	(In thousands, no per share amounts shown except in verbiage)
Balance at October 31, 2025	$512	$700,029	$164,710	$(35,439)	$(103,633)	$726,179
Net loss	—	—	(4,071)	—	—	(4,071)
Foreign currency translation adjustment	—	—	—	11,110	—	11,110
Common dividends ($0.08 per share)	—	—	(3,676)	—	—	(3,676)
Stock-based compensation activity:
Expense related to stock-based compensation	—	1,166	—	—	—	1,166
Restricted stock awards granted	—	(5,415)	—	—	5,415	—
Other	—	(354)	—	—	—	(354)
Balance at January 31, 2026	$512	$695,426	$156,963	$(24,329)	$(98,218)	$730,354
Net income	—	—	3,350	—	—	3,350
Foreign currency translation adjustment	—	—	—	(3,568)	—	(3,568)
Common dividends ($0.08 per share)	—	—	(3,672)	—	—	(3,672)
Stock-based compensation activity:
Expense related to stock-based compensation	—	1,236	—	—	—	1,236
Restricted stock awards granted	—	(211)	—	—	211	—
Other	—	(60)	—	—	(282)	(342)
Balance at April 30, 2026	$512	$696,391	$156,641	$(27,897)	$(98,289)	$727,358
Net income	—	—	26,504	—	—	26,504
Foreign currency translation adjustment	—	—	—	(4,860)	—	(4,860)
Cash flow hedge adjustment	—	—	—	615	—	615
Common dividends ($0.08 per share)	—	—	(3,673)	—	—	(3,673)
Purchase of treasury stock	—	—	—	—	(1,707)	(1,707)
Stock-based compensation activity:
Expense related to stock-based compensation	—	1,215	—	—	—	1,215
Other	—	(8)	—	—	—	(8)
Balance at July 31, 2026	$512	$697,598	$179,472	$(32,142)	$(99,996)	$745,444

Nine Months Ended July 31, 2025	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	(In thousands, no per share amounts shown except in verbiage)
Balance at October 31, 2024	$513	$701,008	$430,405	$(46,428)	$(74,752)	$1,010,746
Net income	—	—	(14,885)	—	—	(14,885)
Foreign currency translation adjustment	—	—	—	(15,951)	—	(15,951)
Common dividends ($0.08 per share)	—	—	(3,812)	—	—	(3,812)
Purchase of treasury stock	—	—	—	—	(3,698)	(3,698)
Stock-based compensation activity:
Expense related to stock-based compensation	—	902	—	—	—	902
Stock options exercised	—	41	—	—	173	214
Restricted stock awards granted	—	(1,894)	—	—	1,894	—
Performance restricted stock units vested	—	(1,300)	—	—	1,300	—
Other	(1)	(1,399)	—	—	—	(1,400)
Balance at January 31, 2025	$512	$697,358	$411,708	$(62,379)	$(75,083)	$972,116
Net income	—	—	20,515	—	—	20,515
Foreign currency translation adjustment	—	—	—	35,345	—	35,345
Common dividends ($0.08 per share)	—	—	(3,740)	—	—	(3,740)
Purchase of treasury stock	—	—	—	—	(23,496)	(23,496)
Stock-based compensation activity:
Expense related to stock-based compensation		923	—	—	—	923
Restricted stock awards granted	—	(43)	—	—	43	—
Balance at April 30, 2025	$512	$698,238	$428,483	$(27,034)	$(98,536)	$1,001,663
Net income	—	—	(276,007)	—	—	(276,007)
Foreign currency translation adjustment	—	—	—	(3,467)	—	(3,467)
Common dividends ($0.08 per share)	—	—	(3,681)	—	—	(3,681)
Purchase of treasury stock	—	—	—	—	(2,054)	(2,054)
Stock-based compensation activity:
Expense related to stock-based compensation	—	937	—	—	—	937
Restricted stock awards granted	—	(69)	—	—	69	—
Balance at July 31, 2025	$512	$699,106	$148,795	$(30,501)	$(100,521)	$717,391

The accompanying notes are an integral part of the financial statements.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations, Basis of Presentation and Significant Accounting Policies
Quanex Building Products Corporation is a leading manufacturer and component supplier to original equipment manufacturers (OEMs) in the building products industry, including window, door, solar, refrigeration, custom mixing, building access, and cabinetry markets. We have organized our business into three reportable business segments: (1) Hardware Solutions, which manufactures window and door hardware and screens; (2) Extruded Solutions, which manufactures insulating glass spacers, vinyl window and door profiles, seals, and weatherstripping; and (3) Custom Solutions, which manufactures wood, mixing, and building access solutions. For additional discussion of our reportable business segments, see Note 13, “Segment Information.” We leverage efficient production and distribution processes and engineering expertise to provide our customers with specialized products for their specific hardware, extrusion, and custom applications. We believe these capabilities enhance our ability to provide value to our customers. We serve a primary customer base in North America and the United Kingdom (U.K.), and also serve customers in international markets through our operating locations in the U.K., Germany, Mexico, Canada, and Italy, as well as through sales and marketing efforts in other countries.
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
The following table summarizes our product sales for the three and nine months ended July 31, 2026 and 2025, into groupings by segment which we believe depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors. For further details regarding our results by segment, refer to Note 13, “Segment Information.”

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2026	2025	2026	2025
	(In thousands)
Hardware Solutions:
Window and door hardware	$133,038	$148,303	$387,047	$405,497
Screens	85,830	76,809	219,980	203,269
Other	2,055	2,004	6,027	6,025
	$220,923	$227,116	$613,054	$614,791
Extruded Solutions:
Window profiles	$75,684	$76,775	206,581	206,629
Seals and gaskets	20,241	20,415	57,405	57,857
Spacers	59,996	55,201	160,124	148,733
Solar	5,375	5,250	15,292	17,835
Flashing Tape	2,821	3,038	7,567	6,751
Window and door hardware	10,079	10,676	26,061	31,311
Other	5,095	3,072	11,010	8,908
	$179,291	$174,427	$484,040	$478,024
Custom Solutions:
Wood solutions	$59,282	$53,409	$162,841	$148,456
Access solutions	29,483	27,370	78,984	74,158
Mixing solutions	22,242	21,485	62,237	62,195
	$111,007	$102,264	$304,062	$284,809
Unallocated Corporate & Other:
Eliminations	$(9,376)	$(8,534)	$(27,855)	$(29,829)
	$(9,376)	$(8,534)	$(27,855)	$(29,829)
Net sales	$501,845	$495,273	$1,373,301	$1,347,795
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
Allowance for Credit Losses
We have established an allowance for credit losses to estimate the risk of loss associated with our accounts receivable balances. Our policy for determining the allowance is based on factors that affect collectability, including historical trends of write-offs, recoveries and credit losses, and the credit quality of our customers. We believe our allowance is adequate to absorb known or probable losses as of July 31, 2026. Different assumptions or changes in economic circumstances could result in changes to the allowance.
Related Party Transactions
Net sales to customers which are related parties with one of our non-employee directors for the three and nine months ended July 31, 2026 were $0.4 million and $1.2 million, respectively, and $0.4 million and $1.4 million, respectively, for comparable prior year periods. Purchases from a supplier which is a related party with one of our non-employee directors for the three and nine months ended July 31, 2026 was zero and $0.3 million, respectively, and zero and $0.1 million for the comparable prior year periods. We performed a review of these transactions, of which no single transaction or series of related

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

transactions exceeded $120,000 in amount, and determined that these transactions were enacted independently. We are not aware of any other related party transactions with any of our current non-employee directors or officers outside of their normal business functions or expected contractual duties.
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
We incurred no restructuring charges related to the reorganization for the three and nine months ended July 31, 2026, compared to $1.4 million and $10.2 million, respectively, for the comparable prior year periods. Restructuring charges included workforce alignment costs, primarily severance and employee-related expenses, of $1.4 million and $6.3 million, for the three and nine months ended July 31, 2025, respectively. As of July 31, 2026, all workforce alignment costs have been paid. Additionally, we recognized $3.9 million during the nine months ended July 31, 2025 related to the disposal of software which no longer supports our business.
2. Inventories
Inventories consisted of the following at July 31, 2026 and October 31, 2025 (in thousands):

	July 31, 2026	October 31, 2025
Raw materials	$94,800	$85,054
Finished goods and work in process	178,446	165,711
Supplies and other	3,150	3,357
Total	$276,396	$254,122

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Property, Plant and Equipment
Property, plant and equipment consisted of the following as of July 31, 2026 and October 31, 2025 (in thousands):

	July 31, 2026	October 31, 2025
Land and land improvements	$22,072	$21,725
Buildings and building improvements	189,038	194,034
Machinery and equipment	586,011	548,623
Construction in progress	52,886	62,018
Property, plant and equipment, gross	850,007	826,400
Less: Accumulated depreciation	455,986	414,809
Property, plant and equipment, net	$394,021	$411,591
Depreciation expense, including amortization of finance leases, for the three and nine months ended July 31, 2026 was $14.3 million and $43.7 million, respectively, and $21.6 million and $48.2 million for the comparable prior year periods. Prior year included a one-time depreciation charge of $7.3 million to reflect the application on useful lives on an asset-by-asset basis.
We did not record any impairment charges related to property, plant and equipment or intangible assets for the periods ended July 31, 2026 and October 31, 2025.
4. Goodwill and Intangible Assets
Goodwill
The change in the carrying amount of goodwill for the nine months ended July 31, 2026 was as follows (in thousands):

Nine Months Ended
July 31, 2026
Beginning balance as of November 1, 2025	$271,346
Foreign currency translation adjustment	2,419
Balance as of the end of the period	$273,765
As of July 31, 2026, we have ten reporting units, seven of which comprise our current goodwill balance. These ten reporting units are aggregated into our three reportable segments. See Note 13, “Segment Information” for a summary of the change in the carrying amount of goodwill by segment.
Identifiable Intangible Assets
Amortizable intangible assets consisted of the following as of July 31, 2026 and October 31, 2025 (in thousands):

	July 31, 2026		October 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$508,686	$162,404	$506,473	$141,462
Trademarks and trade names	241,701	68,850	240,622	59,833
Patents and other technology	26,123	23,038	26,105	22,768
Total	$776,510	$254,292	$773,200	$224,063
We had amortization expense related to intangible assets for the three and nine months ended July 31, 2026 of $9.8 million and $29.3 million, respectively, compared to $12.3 million and $29.4 million for the comparable prior year periods, respectively. Amortization expense for the nine months ended July 31, 2025 included a one-time adjustment of $3.5 million.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Estimated remaining amortization expense, assuming current intangible balances and no new acquisitions, for future fiscal years as of July 31, 2026 (in thousands):

Estimated Amortization Expense
2026 (remaining three months)	$9,768
2027	39,072
2028	33,838
2029	33,820
2030	32,375
Thereafter	373,345
Total	$522,218

5. Debt and Finance Lease Obligations
Long-term debt consisted of the following at July 31, 2026 and October 31, 2025 (in thousands):

	July 31, 2026	October 31, 2025
Term Loan A Facility	$450,000	$468,750
Revolving Credit Facility	168,500	172,500
Finance lease obligations and other	53,697	62,619
Unamortized deferred financing fees	(8,832)	(11,040)
Total debt	$663,365	$692,829
Less: Current maturities of long-term debt	26,551	27,561
Long-term debt	$636,814	$665,268
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
As of July 31, 2026, we had $618.5 million borrowings outstanding under the Facilities, $5.5 million of outstanding letters of credit, and $53.7 million outstanding primarily under finance leases and other debt. We had $301.0 million available for use under the Revolving Credit Facility at July 31, 2026. The borrowings outstanding as of July 31, 2026 under the Facilities accrue interest at 6.33% per annum, and our weighted-average borrowing rate for borrowings outstanding during the nine months ended July 31, 2026 and 2025 was 6.30% and 6.81%, respectively. We were in compliance with our debt covenants as of July 31, 2026.
6. Retirement Plans
Defined Contribution Plan
We sponsor a defined contribution plan into which we and our employees make contributions. We match 100% of employee deferrals up to 5% of eligible annual compensation for all employees under the plan. We do not offer our common stock as a direct investment option under these plans. For the nine months ended July 31, 2026 and 2025, we contributed approximately $9.0 million and $7.5 million for this plan, respectively.
Other Plans
We maintain a non-qualified deferred compensation plan covering members of the Board of Directors and certain key employees. As of July 31, 2026 and October 31, 2025, the liability associated with the deferred compensation plan was approximately $1.3 million and $4.1 million, respectively. We record the current portion of liabilities associated with these plans under the caption “Accrued liabilities,” and the long-term portion under the caption “Other liabilities” in the accompanying condensed consolidated balance sheets.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Income Taxes
To determine our income tax expense or benefit for interim periods, consistent with accounting standards, we apply the estimated annual effective income tax rate to year-to-date results, plus any applicable discrete items, which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statutes of limitations, tax benefits or expense of uncertain tax positions, tax benefits on equity compensation, and increases or decreases in valuation allowances on deferred tax assets. Our effective tax rates from continuing operations for the nine months ended July 31, 2026 and 2025 were 31.5% and 2.5%, respectively. The difference between our estimated annual effective income tax rate and the U.S. federal statutory rate of 21% principally results from U.S. state taxes, a non-U.S. tax rate differential and other permanent differences.
The increase in the 2026 effective tax rate compared to the prior year was primarily driven by $3.2 million of discrete items including equity-based compensation award activity, state deferred tax remeasurement from legal entity reorganization activities, changes in reserves for uncertain tax positions, as well as the absence of the impairment which occurred in the prior year. The primary discrete item affecting the 2025 effective rate was the benefit of $10.8 million related to the goodwill impairment which was not recognized for tax purposes.
We evaluate the likelihood of realization of our deferred tax assets by considering both positive and negative evidence. We maintain a valuation allowance for certain state net operating losses which totaled $0.8 million as of July 31, 2026 and October 31, 2025, respectively. We also maintain a valuation allowance for capital losses which totaled $3.6 million as of July 31, 2026 and October 31, 2025, respectively.
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
On September 19, 2025, a purported shareholder class action lawsuit against the Company and two of its officers was filed in federal court in the Southern District of Texas, titled Zanol v. Quanex Building Products Corporation et al., Case No. 4:25-cv-04453. During the quarter ended January 31, 2026, Roofers’ Pension Fund was appointed lead plaintiff (together with Zanol, “Plaintiffs”) and the case was re‑styled as In re Quanex Building Products Corporation Securities Litigation. On March 24, 2026, Plaintiffs filed an amended complaint (the “Zanol Amended Complaint”) that alleges certain violations of federal securities laws related to public disclosures made by the Company in connection with the 2024 acquisition of Tyman plc and 2025 disclosures principally related to our window and door operations in Mexico. On April 24, 2026, a derivative lawsuit titled Torres v. Wilson, et al., Case No. 4:26-cv-03321 was filed in the Southern District of Texas (the “Torres Lawsuit”) against the officers named in the Zanol Amended Complaint and certain members of the Company’s board of directors. The allegations of the Torres Lawsuit are based on the same allegations made in the Zanol Amended Complaint. The Company has filed a motion to dismiss the Zanol Amended Complaint. In July 2026, the Court stayed the Torres Lawsuit, pending the outcome of the Company’s motion to dismiss the Zanol Amended Complaint. While the ultimate outcome of any legal matter cannot be predicted with certainty, the Company strongly believes that the Zanol Amended Complaint and Torres Lawsuit are without merit, intends to vigorously defend itself and its officers against the allegations, and maintains insurance coverage for such matters. At present, the Company cannot reasonably estimate a range of loss, if any, for these actions based on their early stage and the information available to the Company, and accordingly, the Company has not accrued any liability associated with these actions.
9. Derivatives and Hedging
The Company is exposed to interest rate risk associated with its variable-rate borrowings. During the third quarter of 2026, the Company entered into a pay-fixed, receive-floating interest rate swap agreement, based on one-month Term SOFR, to manage the variability in cash flows associated with interest payments on $175.0 million of our outstanding variable-rate borrowings. The interest rate swap matures on August 1, 2029.
The interest rate swap has been designated as a cash flow hedge under ASC 815, Derivatives and Hedging (“ASC 815”). Changes in the fair value of the swap are recorded in other comprehensive income (“OCI”) and are reclassified into interest expense in the same period in which the hedged interest payments affect earnings and cash settlements occur. Refer to Note 10 – Fair Value Measurements of Assets and Liabilities for additional information on determining the fair value of the interest rate swap.
The following table presents the effect of the Company’s cash flow hedge on OCI:

	Three Months Ended	Nine Months Ended
	July 31, 2026	July 31, 2026
Beginning OCI balance related to cash flow hedge	$—	$—
Gain recognized in OCI, net of tax	615	615
Amount reclassified from OCI into interest expense, net of tax	—	—
Ending OCI balance related to cash flow hedge	$615	$615
The Company had no derivative instruments designated as hedging instruments as of October 31, 2025.
As of July 31, 2026, the Company estimates an immaterial gain amount related to the interest rate swap will be reclassified to interest expense from OCI during the next 12 months.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Carrying amounts reported on the balance sheet for cash, cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. Our outstanding debt is variable rate debt that re-prices frequently. As a result, the fair value of our debt instrument approximates carrying value at July 31, 2026, and October 31, 2025 (Level 2 measurement).
As of July 31, 2026, we had no outstanding forward foreign exchange contracts to hedge our exposure to foreign currency fluctuations, as contracts entered into earlier in the fiscal year matured and settled during the period. During the nine months ended July 31, 2026, we used forward foreign exchange contracts to hedge our foreign currency exposures against the Mexican Peso (“MXN”) to the U.S. Dollar (“USD”). During the nine months ended July 31, 2025, we used forward foreign exchange contracts to hedge our foreign currency exposures against USD to the Great British Pound (“GBP”) and MXN to USD. Hedge accounting is not applied to our forward exchange contracts. Our forward foreign exchange contracts are adjusted to fair value by recording gains and losses to “Other, net,” in the accompanying consolidated statement of income (loss), and we record the related asset or liability to “Other Assets” or “Current Liabilities” in the accompanying consolidated balance sheets. We recognized a gain of zero and $0.3 million related to our forward foreign exchange contracts during the three and nine months ended July 31, 2026, respectively, and a loss of $0.5 million and a gain of $0.3 million for the comparable prior year periods, respectively. The value of forward foreign exchange contracts fluctuates based on exchange rate fluctuations for currencies stated in the foreign exchange contracts (Level 2 measurements).
During the third quarter of fiscal 2026, we entered into an interest rate swap agreement to manage the variability in cash flows associated with interest payments on $175.0 million of our outstanding variable-rate borrowings. See Note 9, “Derivatives and Hedging,” for additional information. The interest rate swap agreement is measured at fair value on a recurring basis using valuation models that incorporate observable market inputs, including applicable forward interest-rate curves and market-based discount rates. Accordingly, the interest rate swap agreement is classified as Level 2 measurement.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents our financial instruments measured at fair value on a recurring basis as of the following periods:

	July 31, 2026	October 31, 2025
	Level 2	Level 2
Assets:
Interest rate swap (1)	$778	$—
Total assets measured at fair value	$778	$—
Liabilities:
Interest rate swap (2)	$—	$—
Total liabilities measured at fair value	$—	$—

(1) Included in other assets in the condensed consolidated balance sheet as of July 31, 2026. The Company had no interest rate swap asset as of October 31, 2025.

(2) The Company had no interest rate swap liability as of July 31, 2026 or October 31, 2025. Interest rate swap liabilities, if any, would be included in other liabilities in the condensed consolidated balance sheet.
11. Stock-Based Compensation
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
A summary of non-vested restricted stock award activity during the nine months ended July 31, 2026 is presented below:

	Restricted Stock Awards	Weighted-Average Grant Date Fair Value per Share
Non-vested at October 31, 2025	257,982	$28.15
Granted	300,600	13.78
Forfeited	(23,780)	17.59
Vested	(97,616)	24.12
Non-vested at July 31, 2026	437,186	$19.75
The total grant-date fair value of restricted stock awards that vested during each of the nine months ended July 31, 2026 and 2025 was $2.4 million and $1.9 million, respectively. As of July 31, 2026, total unrecognized compensation cost related to unamortized restricted stock awards was $4.3 million. We expect to recognize this expense over the remaining weighted average vesting period of 1.8 years.

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
We use a Black-Scholes pricing model to estimate the fair value of stock options. The following table summarizes our stock option activity for the nine months ended July 31, 2026:

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000s)
Outstanding at October 31, 2025	68,950	$19.38
Forfeited/Expired	(32,400)	19.30
Outstanding at July 31, 2026	36,550	$19.45	0.3	$—
Vested at July 31, 2026	36,550	$19.45	0.3	$—
Exercisable at July 31, 2026	36,550	$19.45	0.3	$—
Intrinsic value is the amount by which the market price of the common stock on the date of exercise exceeds the exercise price of the stock option. There were no stock options exercised during the nine months ended July 31, 2026. The total intrinsic value of stock options exercised during the nine months ended July 31, 2025 was $0.1 million.
Restricted Stock Units
Restricted stock units may be awarded to key employees and officers from time to time, and annually to non-employee directors. The non-employee director restricted stock units vest immediately but are payable only upon the director's cessation of service unless an election is made by the non-employee director to settle and pay the award on an earlier specified date. Restricted stock units awarded to employees and officers typically cliff vest after a three-year period with service and continued employment as the vesting conditions. Restricted stock units are not considered outstanding shares and do not have voting rights, although the holder does receive a cash payment equivalent to the dividend paid, on a one-for-one basis, on our outstanding common shares. Once the vesting criteria are met, each restricted stock unit is payable to the holder in cash based on the market value of one share of our common stock. Accordingly, we record a liability for the restricted stock units on our balance sheet and recognize any changes in the market value during each reporting period as compensation expense.
During the nine months ended July 31, 2026 and 2025, non-employee directors received 64,360 and 28,240 restricted stock units, respectively, at a weighted-average grant date fair value of $14.92 per share and $29.02 per share, respectively. During the nine months ended July 31, 2026, we paid $1.2 million to settle vested restricted stock units awarded to non-employee directors.
A summary of non-vested restricted stock unit activity awarded to key employees and officers during the nine months ended July 31, 2026 is presented below:

Restricted Stock Units
Non-vested at October 31, 2025	51,772
Vested	(10,935)
Forfeited	(6,936)
Non-vested at July 31, 2026	33,901
During the nine months ended July 31, 2026, we paid $0.3 million to settle vested restricted stock units awarded to key employees and officers.

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
The expected cash settlement of the performance share award is recorded as a liability and is being marked to market over the three-year term of the award and can fluctuate depending on the number of shares ultimately expected to vest. Depending on the achievement of the performance conditions, 0% to 200% of the December 2023 awarded performance shares may ultimately vest and 0% to 250% of the December 2024 and December 2025 performance shares may ultimately vest.
The following table summarizes our performance share grants and the grant date fair value for each performance metric:

Grant Date	Shares Awarded	Grant Date Fair Value	Shares Forfeited
December 7, 2023	72,200	$32.15	—
December 4, 2024	88,900	$29.75	2,393
March 1, 2025	3,000	$18.89	—
December 4, 2025	207,200	$13.66	7,519
April 6, 2026	4,900	$17.75	—
During the nine months ended July 31, 2026, no shares vested pursuant to the December 2022 grant.
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
The performance restricted stock units are not considered outstanding shares, do not have voting rights, and are excluded from diluted weighted-average shares used to calculate earnings per share until the performance criteria is probable to result in the issuance of contingent shares. As of July 31, 2026, we have deemed 8,645 shares related to the December 2023 grant of performance restricted stock units as probable to vest. The actual number of performance restricted stock units that ultimately vest may differ based on actual performance and market condition outcomes through the end of the applicable performance period.
The following table summarizes amounts expensed as selling, general and administrative expense related to restricted stock awards, stock options, restricted stock units, performance share awards and performance restricted stock units for the three and nine months ended July 31, 2026 and 2025 (in thousands):

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2026	2025	2026	2025
Restricted stock awards	$834	$607	$2,490	$1,795
Restricted stock units	(249)	700	2,007	41
Performance share awards	(62)	163	(168)	753
Performance restricted stock units	381	330	1,127	967
Total compensation expense	$904	$1,800	$5,456	$3,556
Treasury Shares
We account for treasury stock purchases under the cost method, recording acquired shares at their total purchase price. Shares are generally issued from treasury stock at the time of grant of restricted stock awards, upon the exercise of stock options, and upon the vesting of performance restricted stock units. Upon reissuance of treasury shares, we record proceeds in excess of cost as an increase in additional paid-in capital. If proceeds are less than costs, the shortfall first reduces paid-in-capital associated with prior issuances, with the remainder recorded as a charge to retained earnings. During the nine months ended July 31, 2026, there were no charges to retained earnings related to treasury stock.
The following table summarizes the treasury stock activity during the nine months ended July 31, 2026:

Nine Months Ended
July 31, 2026
Beginning Balance as of November 1, 2025	5,536,743
Restricted stock awards granted	(300,600)
Treasury stock repurchases	99,786
Balance at July 31, 2026	5,335,929

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Other, net
Other income included under the caption “Other, net” on the condensed consolidated statements of (loss) income, consisted of the following for the three and nine months ended July 31, 2026 and 2025 (in thousands):

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2026	2025	2026	2025
Foreign currency transaction (losses) gains	$(288)	$949	$4,942	$118
Foreign currency derivative (losses) gains	—	(546)	325	289
Interest income	229	591	761	1,678
Other	(34)	(139)	(56)	(160)
Other, net	$(93)	$855	$5,972	$1,925
13. Segment Information
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
During the third quarter of 2025, we restructured our reportable segments due to changes in our organizational structure and how our CODM makes key operating decisions, allocates resources and assesses the performance of our business. As a result, we now report in three reportable segments, based on the nature of products offered: Hardware Solutions, which provides window and door hardware and screens; Extruded Solutions, which supplies insulating glass spacers, vinyl window and door profiles, seals, and weatherstripping; and Custom Solutions, which provides wood, mixing, and building access solutions. We continue to maintain a grouping called Unallocated Corporate & Other, which includes transaction expenses, stock-based compensation, long-term incentive awards based on the performance of our common stock and other factors, certain severance and legal costs not deemed to be allocable to all segments, depreciation of corporate assets, interest expense, other, net, income taxes, inter-segment eliminations, and executive incentive compensation and medical expense fluctuations relative to planned costs as determined during our annual planning process. Other general and administrative costs associated with the corporate office are allocated to the reportable segments, based upon each segment’s relative operating activity. The accounting policies of our operating segments are the same as those used to prepare the accompanying condensed consolidated financial statements. Corporate general and administrative expenses allocated during the three and nine month periods ended July 31, 2026 were $11.5 million and $36.2 million, respectively, and $11.5 million and $29.4 million for the comparable prior year periods.
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

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Selected segment information for the three and nine months ended July 31, 2026 and 2025 was as follows (in thousands):

	Hardware Solutions	Extruded Solutions	Custom Solutions	Unallocated Corp. & Other	Total
Three Months Ended July 31, 2026
Net sales	$220,923	$179,291	$111,007	$(9,376)	501,845
Cost of sales (excluding depreciation and amortization)	162,056	121,389	85,861	(8,926)	360,380
Selling, general and administrative	33,162	22,279	13,143	2,253	70,837
Depreciation and amortization	11,386	7,213	5,330	209	24,138
Operating income (loss)	$14,319	$28,410	$6,673	$(2,912)	$46,490
Capital expenditures	$5,313	$2,794	$2,636	$1	$10,744

Three Months Ended July 31, 2025
Net sales	$227,116	$174,427	$102,264	$(8,534)	$495,273
Cost of sales (excluding depreciation and amortization)	170,282	116,597	77,755	(7,329)	357,305
Selling, general and administrative	32,954	20,740	11,708	5,868	71,270
Restructuring charges	1,140	34	26	167	1,367
Depreciation and amortization	16,987	6,989	4,716	5,190	33,882
Asset impairment charges	163,198	54,934	84,152	—	302,284
Operating loss	$(157,445)	$(24,867)	$(76,093)	$(12,430)	$(270,835)
Capital expenditures	$6,009	$4,981	$3,258	$204	$14,452

Nine Months Ended July 31, 2026
Net sales	$613,054	$484,040	$304,062	$(27,855)	$1,373,301
Cost of sales (excluding depreciation and amortization)	475,172	331,979	236,302	(27,936)	1,015,517
Selling, general and administrative	103,105	65,084	40,182	8,324	216,695
Depreciation and amortization	34,626	21,893	15,956	562	73,037
Operating income (loss)	$151	$65,084	$11,622	$(8,805)	$68,052
Capital expenditures	$17,106	$8,779	$7,121	$60	$33,066

Nine Months Ended July 31, 2025
Net sales	$614,791	$478,024	$284,809	$(29,829)	$1,347,795
Cost of sales (excluding depreciation and amortization)	466,600	325,914	219,755	(26,140)	986,129
Selling, general and administrative	98,570	60,921	34,156	14,606	208,253
Restructuring charges	8,155	34	26	1,992	10,207
Depreciation and amortization	38,818	22,066	15,693	1,237	77,814
Asset impairment charges	163,198	54,934	84,152	—	302,284
Operating (loss) income	$(160,550)	$14,155	$(68,973)	$(21,524)	$(236,892)
Capital expenditures	$16,305	$15,004	$7,519	$2,168	$40,996

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the change in the carrying amount of goodwill by reportable business segment for the nine months ended July 31, 2026 (in thousands):

	Hardware Solutions	Extruded Solutions	Custom Solutions	Unallocated Corp. & Other	Total
Balance as of October 31, 2025	$14,601	$180,933	$75,812	$—	$271,346
Foreign currency translation adjustment	149	1,960	310	—	2,419
Balance as of July 31, 2026	$14,750	$182,893	$76,122	$—	$273,765
We do not allocate non-operating expense or income tax expense to the reportable segments. The following table reconciles operating income as reported above to net income for the three and nine months ended July 31, 2026 and 2025 (in thousands):

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2026	2025	2026	2025
Operating income (loss)	$46,490	$(270,835)	$68,052	$(236,892)
Interest expense	(11,978)	(14,218)	(36,387)	(42,344)
Other, net	(93)	855	5,972	1,925
Income tax (expense) benefit	(7,915)	8,191	(11,854)	6,934
Net income (loss)	$26,504	$(276,007)	$25,783	$(270,377)

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
The computation of basic and diluted earnings per share for the three and nine months ended July 31, 2026 and 2025 follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2026	2025	2026	2025
Basic earnings (loss) per share:
Numerator
Net income (loss)	$26,504	$(276,007)	$25,783	$(270,377)
Denominator
Shares used in computation of basic earnings (loss) per share	45,461	45,691	45,466	46,395
Basic earnings (loss) per common share	$0.58	$(6.04)	$0.57	$(5.83)
Diluted earnings (loss) per share:
Numerator
Net income (loss)	$26,504	$(276,007)	$25,783	$(270,377)
Denominator
Shares used in computation of basic earnings (loss) per share	45,461	45,691	45,466	46,395
Effect of dilutive restricted stock awards	178	—	132	—
Effect of dilutive performance restricted stock units	9	—	9	—
Shares used in computation of diluted earnings (loss) per share	45,648	45,691	45,607	46,395
Diluted earnings (loss) per common share	$0.58	$(6.04)	$0.57	$(5.83)
We do not include equity instruments in our calculation of diluted earnings per share if those instruments would be anti-dilutive. We had anti-dilutive restricted stock award equivalents for the three and nine months ended July 31, 2026 of 2,555 and 6,803, respectively, and 37,142 and 21,538 for the comparable prior year periods. Such dilution is dependent on the excess of the market price of our stock over the exercise price and other components of the treasury stock method.

QUANEX BUILDING PRODUCTS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. New Accounting Guidance
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standards setting bodies that we adopt as of the specified effective date. We did not adopt any new accounting pronouncements during the three and nine months ended July 31, 2026.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis contains forward-looking statements based on our current assumptions, expectations, estimates and projections about our business and the homebuilding industry, and therefore, it should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and related notes as of July 31, 2026, and for the three and nine months ended July 31, 2026 and 2025, included elsewhere herein. Actual results could differ from our expectations due to several factors which include, but are not limited to: the impact of market price and demand for our products, economic and competitive conditions, capital expenditures, new technology, regulatory changes and other uncertainties. For additional information pertaining to our business, including risk factors which should be considered before investing in our common stock, refer to our Annual Report on Form 10-K for the fiscal year ended October 31, 2025.
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
Recent Transactions and Events
We are monitoring evolving U.S. and global tariff and trade policies, including court decisions invalidating certain tariffs. We are assessing the potential impact of these decisions and other trade policy developments on our operations, supply chain and cost structure and continue to work with our suppliers and customers to mitigate potential impacts on our business. We are also monitoring ongoing geopolitical tensions and conflicts in various regions of the world, including the situations in Ukraine and the Middle East. These developments have contributed to volatility in crude oil prices, ocean and domestic freight costs and certain commodity costs and have extended shipping lead times on certain routes to and from the Middle East and Asia. They may also contribute to broader volatility in global markets, supply chains and foreign currency exchange rates. The extent and duration of current and potential tariff measures and geopolitical developments, and the resulting impact on general economic conditions and our operations, remain uncertain and depend on various factors, including negotiations between the U.S. and affected countries, responses by other governments, potential exemptions, and the availability and cost of alternative sources of supply.
Market Overview and Outlook
We believe the primary drivers of our operating results continue to be North American R&R and new home construction activity. In the U.K. and Continental Europe, our operating results are primarily influenced by repair, maintenance and improvement (RMI) and residential renovation activity, as well as new construction activity. We believe that housing starts and window shipments are indicators of activity levels in the homebuilding and window industries, and we use this data, as published by or derived from third-party sources, to evaluate the market. We have historically evaluated the market using data from the National Association of Homebuilders (NAHB) with regard to housing starts and R&R activity, and published reports by Ducker Worldwide, LLC (Ducker), a consulting and research firm, with regard to window shipments in the U.S.
In August 2026, the NAHB forecasted calendar-year housing starts to be approximately 1.3 million in calendar-years 2026, 2027 and 2028. In August 2026, the Ducker forecast indicated that total window shipments are expected to decrease 4.2% in calendar-year 2026 and 1.6% in calendar-year 2027.
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

Results of Operations
Three Months Ended July 31, 2026 Compared to Three Months Ended July 31, 2025
This table sets forth our condensed consolidated results of operations for the three-month periods ended July 31, 2026 and 2025.

	Three Months Ended July 31,
	2026	2025	Change $	% Variance
	(Dollars in thousands)
Net sales	$501,845	$495,273	$6,572	1%
Cost of sales (excluding depreciation and amortization)	360,380	357,305	3,075	1%
Selling, general and administrative	70,837	71,270	(433)	(1)%
Restructuring charges	—	1,367	(1,367)	(100)%
Depreciation and amortization	24,138	33,882	(9,744)	(29)%
Asset impairment charges	—	302,284	(302,284)	(100)%
Operating income (loss)	46,490	(270,835)	317,325	(117)%
Interest expense	(11,978)	(14,218)	2,240	(16)%
Other, net	(93)	855	(948)	(111)%
Income tax (expense) benefit	(7,915)	8,191	(16,106)	(197)%
Net income (loss)	$26,504	$(276,007)	$302,511	(110)%
Our period-over-period results by reportable segment follow.
Changes Related to Operating Income by Reportable Segment:
Hardware Solutions

	Three Months Ended July 31,
	2026	2025	$ Change	% Variance
	(Dollars in thousands)
Net sales	$220,923	$227,116	$(6,193)	(3)%
Cost of sales (excluding depreciation and amortization)	162,056	170,282	(8,226)	(5)%
Selling, general and administrative	33,162	32,954	208	1%
Restructuring charges	—	1,140	(1,140)	(100)%
Depreciation and amortization	11,386	16,987	(5,601)	(33)%
Asset impairment charges	—	163,198	(163,198)	(100)%
Operating income (loss)	$14,319	$(157,445)	$171,764	(109)%
Operating income (loss) margin	6%	(69)%
Net Sales. Net sales decreased $6.2 million for the three months ended July 31, 2026 compared to the same period in 2025. The decrease was primarily due to a net unfavorable impact from tariff-related activity, consisting of approximately $9.1 million of tariff-related refunds, partially offset by $0.2 million of tariff-related amounts charged. These impacts were partially offset by $3.1 million of favorable price, surcharge and raw material index adjustments.
Cost of Sales. Cost of sales decreased $8.2 million, for the three months ended July 31, 2026 compared to the same period in 2025. The decrease was primarily due to lower sales volume and favorable tariff-related activity, including tariff-related refunds, partially offset by higher raw material and transportation cost and increased warranty expenses.
Selling, General and Administrative. Selling, general and administrative expenses increased $0.2 million, or 1%, for the three months ended July 31, 2026 compared to the same period in 2025. The increase is primarily due to increases in labor costs and other miscellaneous selling and general administrative costs year-over-year.
Restructuring Charges. Restructuring charges decreased $1.1 million, or 100%, for the three months ended July 31, 2026 compared to the same period in 2025. This decrease is primarily attributable to the restructuring of our operating segments in fiscal 2025. For additional discussion of the restructuring, see the “restructuring” section of Note 1, “Nature of Operations, Basis of Presentation and Significant Accounting Policies”.
Extruded Solutions

	Three Months Ended July 31,
	2026	2025	$ Change	% Variance
	(Dollars in thousands)
Net sales	$179,291	$174,427	$4,864	3%
Cost of sales (excluding depreciation and amortization)	121,389	116,597	4,792	4%
Selling, general and administrative	22,279	20,740	1,539	7%
Restructuring charges	—	34	(34)	(100)%
Depreciation and amortization	7,213	6,989	224	3.2%
Asset impairment charges	—	54,934	(54,934)	(100)%
Operating income (loss)	$28,410	$(24,867)	$53,277	(214)%
Operating income (loss) margin	16%	(14)%
Net Sales. Net sales increased $4.9 million for the three months ended July 31, 2026 compared to the same period in 2025, primarily due to $6.0 million of favorable price, surcharge and raw material index adjustments, partially offset by $1.0 million from lower volume and $0.1 million of unfavorable foreign currency movements.
Cost of Sales. Cost of sales increased $4.8 million for the three months ended July 31, 2026 compared to the same period in 2025. The increase was primarily due to higher raw material costs, partially offset by lower sales volumes.
Selling, General and Administrative. Selling, general and administrative expense increased $1.5 million, or 7%, for the three months ended July 31, 2026 compared to the same period in 2025. The increase is primarily due to increases in labor costs and other miscellaneous selling and general administrative costs year-over-year.
Custom Solutions

	Three Months Ended July 31,
	2026	2025	$ Change	% Variance
	(Dollars in thousands)
Net sales	$111,007	$102,264	$8,743	9%
Cost of sales (excluding depreciation and amortization)	85,861	77,755	8,106	10%
Selling, general and administrative	13,143	11,708	1,435	12%
Restructuring charges	—	26	(26)	(100)%
Depreciation and amortization	5,330	4,716	614	13%
Asset impairment charges	—	84,152	(84,152)	(100)%
Operating income (loss)	$6,673	$(76,093)	$82,766	(109)%
Operating income (loss) margin	6%	(74)%
Net Sales. Net sales increased $8.7 million, or 9%, for the three months ended July 31, 2026 compared to the same period in 2025. The increase was primarily driven by $5.7 million of favorable price, surcharge and raw material index adjustments and $3.0 million from higher volume.
Cost of Sales. Cost of sales increased $8.1 million, or 10%, for the three months ended July 31, 2026 compared to the same period in 2025. Cost of sales increased primarily due to higher sales volumes and higher costs associated with the increased level of sales.
Selling, General and Administrative. Selling, general and administrative expenses increased $1.4 million, or 12%, for the three months ended July 31, 2026 compared to the same period in 2025. The increase is primarily due to increases in labor costs and other miscellaneous selling and general administrative costs year-over-year.

Unallocated Corporate & Other

	Three Months Ended July 31,
	2026	2025	$ Change	% Variance
	(Dollars in thousands)
Net sales	$(9,376)	$(8,534)	$(842)	10%
Cost of sales (excluding depreciation and amortization)	(8,926)	(7,329)	(1,597)	22%
Selling, general and administrative	2,253	5,868	(3,615)	(62)%
Restructuring charges	—	167	(167)	(100)%
Depreciation and amortization	209	5,190	(4,981)	(96)%
Operating loss	$(2,912)	$(12,430)	$9,518	(77)%
Net Sales. Net sales for Unallocated Corporate & Other represents the elimination of inter-segment sales for the three months ended July 31, 2026 and 2025.
Cost of Sales. Cost of sales for Corporate & Other consists of the elimination of inter-segment sales, profit in inventory, and other costs.
Selling, General and Administrative. Selling, general and administrative expenses decreased $3.6 million, or 62%, for the three months ended July 31, 2026 compared to the same period in 2025. The decrease was primarily attributable to reorganization costs incurred in the prior-year period.
Restructuring Charges. Restructuring charges decreased 100% for the three months ended July 31, 2026 compared to the same period in 2025. This decrease is primarily attributable to the restructuring of our operating segments in fiscal 2025. For additional discussion of the restructuring, see the “restructuring” section of Note 1, “Nature of Operations, Basis of Presentation and Significant Accounting Policies”.
Changes Related to Non-Operating Items:
Interest Expense. Interest expense decreased $2.2 million for the three months ended July 31, 2026 compared to the same period in 2025 primarily as a result of a decrease in borrowings outstanding during the three months ended July 31, 2026 as compared to the prior year period.
Income Taxes. We recorded an income tax expense of $7.9 million on pre-tax income of $34.4 million for the three months ended July 31, 2026, an effective rate of 23.0%, and income tax benefit of $8.2 million on pre-tax loss of $284.2 million for the three months ended July 31, 2025, an effective rate of 2.9%. The increase in the effective tax rate compared to the prior year was primarily driven by the absence of the impairment which occurred in the prior year.
Nine Months Ended July 31, 2026 Compared to Nine Months Ended July 31, 2025

	Nine Months Ended July 31,
	2026	2025	Change $	% Variance
	(Dollars in thousands)
Net sales	$1,373,301	$1,347,795	$25,506	2%
Cost of sales (excluding depreciation and amortization)	1,015,517	986,129	29,388	3%
Selling, general and administrative	216,695	208,253	8,442	4%
Restructuring charges	—	10,207	(10,207)	(100)%
Depreciation and amortization	73,037	77,814	(4,777)	(6)%
Asset impairment charges	—	302,284	(302,284)	(100)%
Operating income (loss)	68,052	(236,892)	304,944	(129)%
Interest expense	(36,387)	(42,344)	5,957	(14)%
Other, net	5,972	1,925	4,047	210%
Income tax (expense) benefit	(11,854)	6,934	(18,788)	(271)%
Net income (loss)	$25,783	$(270,377)	$296,160	(110)%
Our period-over-period results by reportable segment follow.

Changes Related to Operating Income by Reportable Segment:
Hardware Solutions

	Nine Months Ended July 31,
	2026	2025	$ Change	% Variance
	(Dollars in thousands)
Net sales	$613,054	$614,791	$(1,737)	—%
Cost of sales (excluding depreciation and amortization)	475,172	466,600	8,572	2%
Selling, general and administrative	103,105	98,570	4,535	5%
Restructuring charges	—	8,155	(8,155)	(100)%
Depreciation and amortization	34,626	38,818	(4,192)	(11)%
Asset impairment charges	—	163,198	(163,198)	(100)%
Operating income (loss)	$151	$(160,550)	$160,701	(100)%
Operating income (loss) margin	—%	(26)%
Net Sales. Net sales decreased $1.7 million, for the nine months ended July 31, 2026 compared to the same period in 2025, primarily due to a $10.7 million unfavorable impact from lower volume and a $1.7 million net unfavorable impact from tariff-related activity, consisting of $9.1 million of tariff-related refunds, partially offset by $7.4 million of tariff-related amounts charged. These impacts were partially offset by $6.5 million of favorable foreign currency movements and $4.2 million of favorable price, surcharge and raw material index adjustments.
Cost of Sales. Cost of sales increased $8.6 million, or 2%, for the nine months ended July 31, 2026 as compared to the same period in 2025. The increase was primarily due to tariff-related impacts, foreign currency movements and higher transportation and raw material costs, partially offset by tariff-related refunds and lower costs associated with reduced sales volumes.
Selling, General and Administrative. Selling, general and administrative expenses increased $4.5 million, or 5%, for the nine months ended July 31, 2026 as compared to the same period in 2025. The increase is primarily due to increases in labor costs and other miscellaneous selling and general administrative costs year-over-year.
Restructuring Charges. Restructuring charges decreased $8.2 million, or 100%, for the nine months ended July 31, 2026 compared to the same period in 2025. This decrease is primarily attributable to the restructuring of our operating segments in fiscal 2025. For additional discussion of the restructuring, see the “restructuring” section of Note 1, “Nature of Operations, Basis of Presentation and Significant Accounting Policies”.
Extruded Solutions

	Nine Months Ended July 31,
	2026	2025	$ Change	% Variance
	(Dollars in thousands)
Net sales	$484,040	$478,024	$6,016	1%
Cost of sales (excluding depreciation and amortization)	331,979	325,914	6,065	2%
Selling, general and administrative	65,084	60,921	4,163	7%
Restructuring charges	—	34	(34)	(100)%
Depreciation and amortization	21,893	22,066	(173)	(1)%
Asset impairment charges	—	54,934	(54,934)	(100)%
Operating income	$65,084	$14,155	$50,929	360%
Operating income margin	13%	3%
Net Sales. Net sales increased $6.0 million, or 1%, for the nine months ended July 31, 2026 compared to the same period in 2025, primarily due to $8.3 million of favorable foreign currency movements and $8.3 million of favorable price, surcharge and raw material index adjustments, partially offset by $10.6 million from lower volume.
Cost of Sales. Cost of sales increased $6.1 million, or 2%, for the nine months ended July 31, 2026 compared to the same period in 2025. The increase was primarily due to foreign currency translation movements and higher raw material costs, partially offset by lower costs associated with reduced sales volumes.

Selling, General and Administrative. Selling, general and administrative expense increased $4.2 million, or 7%, for the nine months ended July 31, 2026 compared to the same period in 2025. The increase is primarily due to increases in labor costs and other miscellaneous selling and general administrative costs year-over-year.
Custom Solutions

	Nine Months Ended July 31,
	2026	2025	$ Change	% Variance
	(Dollars in thousands)
Net sales	$304,062	$284,809	$19,253	7%
Cost of sales (excluding depreciation and amortization)	236,302	219,755	16,547	8%
Selling, general and administrative	40,182	34,156	6,026	18%
Restructuring charges	—	26	(26)	(100)%
Depreciation and amortization	15,956	15,693	263	2%
Asset impairment charges	—	84,152	(84,152)	(100)%
Operating income (loss)	$11,622	$(68,973)	$80,595	(117)%
Operating income (loss) margin	4%	(24)%
Net Sales. Net sales increased $19.3 million, or 7%, for the nine months ended July 31, 2026 compared to the same period in 2025, primarily due to $12.7 million of favorable price, surcharge and raw material index adjustments, $5.5 million from higher volume, a $0.7 million favorable tariff-related impact and $0.3 million of favorable foreign currency movements.
Cost of Sales. Cost of sales increased $16.5 million, or 8%, for the nine months ended July 31, 2026 compared with the same period in 2025. Cost of sales increased primarily due to higher sales volumes and higher costs associated with the increased level of sales, as well as tariff-related and foreign currency impacts.
Selling, General and Administrative. Selling, general and administrative expense increased $6.0 million, or 18%, for the nine months ended July 31, 2026 compared to the same period in 2025. The increase is primarily due to increases in labor costs and other miscellaneous selling and general administrative costs year-over-year.
Unallocated Corporate & Other

	Nine Months Ended July 31,
	2026	2025	$ Change	% Variance
	(Dollars in thousands)
Net sales	$(27,855)	$(29,829)	$1,974	(7)%
Cost of sales (excluding depreciation and amortization)	(27,936)	(26,140)	(1,796)	7%
Selling, general and administrative	8,324	14,606	(6,282)	(43)%
Restructuring charges	—	1,992	(1,992)	(100)%
Depreciation and amortization	562	1,237	(675)	(55)%
Operating loss	$(8,805)	$(21,524)	$12,719	(59)%
Net Sales. Net sales for Unallocated Corporate & Other represents the elimination of inter-segment sales for the nine months ended July 31, 2026 and 2025.
Cost of Sales. Cost of sales for Unallocated Corporate & Other consists of the elimination of inter-segment sales, profit in inventory, and other costs.
Selling, General and Administrative. Selling, general and administrative expenses decreased $6.3 million, or 43%, for the nine months ended July 31, 2026 compared to the same period in 2025. This decrease is primarily attributable to a decrease in reorganization costs incurred in the prior year period.
Restructuring Charges. Restructuring charges decreased $2.0 million, or 100%, for the nine months ended July 31, 2026 compared to the same period in 2025. This decrease is primarily attributable to the restructuring of our operating segments in fiscal 2025. For additional discussion of the restructuring, see the “restructuring” section of Note 1, “Nature of Operations, Basis of Presentation and Significant Accounting Policies”.

Changes related to Non-Operating Items:
Interest Expense. Interest expense decreased $6.0 million for the nine months ended July 31, 2026 compared to the same period in 2025 primarily as a result of lower borrowings outstanding during the nine months ended July 31, 2026 as compared to the prior year period.
Income Taxes. We recorded income tax expense of $11.9 million on pre-tax income of $37.6 million for the nine months ended July 31, 2026, an effective rate of 31.5%, and income tax benefit of $6.9 million on a pre-tax loss of $277.3 million for the nine months ended July 31, 2025, an effective rate of 2.5%. The increase in the effective tax rate year-over-year was primarily driven by $3.2 million of discrete items including equity-based compensation award activity, state deferred tax remeasurement from legal entity reorganization activities, changes in reserves for uncertain tax positions, as well as the absence of the impairment which occurred in the prior year.
Liquidity and Capital Resources
Overview
Historically, our principal sources of funds have been cash on hand, cash flow from operations, and borrowings under our credit facilities. As of July 31, 2026, we had $62.1 million of cash and equivalents, $618.5 million outstanding under the Facilities, $5.5 million of outstanding letters of credit, and $53.7 million outstanding under finance leases and other debt. Of the $53.7 million outstanding under finance leases and other debt, $47.9 million relates to real estate leases. We had $301.0 million available for use under the revolving credit facility at July 31, 2026.
On August 1, 2024, the Amended Credit Agreement increased our borrowing capacity and established a $475 million revolving credit facility and a $500 million term loan A facility, each maturing on August 1, 2029. As of July 31, 2026, we remained in compliance with all covenants under this agreement. Additional information regarding the Facilities is included in Note 5, “Debt”, to the condensed consolidated financial statements.
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
During the third quarter of fiscal 2026, we entered into a pay-fixed, receive-floating interest rate swap agreement to manage the variability in cash flows associated with interest payments on $175.0 million of our outstanding variable-rate borrowings. The interest rate swap became effective on July 1, 2026 and matures on August 1, 2029.
We expect to repatriate excess cash moving forward and use the funds to retire debt or meet current working capital needs. We believe our business model, our current cash reserves and the recent steps we have taken to strengthen our balance sheet leave us well-positioned to manage our business and remain in compliance with our debt covenants.
Analysis of Cash Flow
The following table summarizes our cash flow results for the nine months ended July 31, 2026 and 2025:

	Nine Months Ended
	July 31,
	2026	2025
	(Dollars in thousands)
Cash provided by operating activities	$57,268	$76,643
Cash used for investing activities	$(33,004)	$(40,635)
Cash used for financing activities	$(39,393)	$(87,379)
Operating Activities. Cash provided by operating activities decreased $19.4 million for the nine months ended July 31, 2026 compared to the same period in 2025, to $57.3 million in 2026 from $76.6 million. The decrease in operating cash flow was primarily due to higher inventory, accounts receivable and income taxes.

Investing Activities. Cash used for investing activities decreased $7.6 million for the nine months ended July 31, 2026 compared to the same period in 2025, primarily due to lower capital expenditures, partially offset by lower proceeds from disposition of assets.
Financing Activities. Cash used for financing activities decreased $48.0 million for the nine months ended July 31, 2026 compared to the same period in 2025. The decrease was primarily driven by lower treasury stock repurchases and lower net repayments under our credit facilities compared to the prior-year period.
Liquidity Requirements
Our strategy for deploying cash is to invest in organic growth opportunities, develop our infrastructure, and explore strategic acquisitions. Other uses of cash include paying cash dividends to our shareholders and repurchasing our own stock. During the nine months ended July 31, 2026 and 2025, we repatriated $40.3 million and $42.4 million, respectively, of foreign earnings from our foreign locations. We maintain cash balances in foreign countries which totaled $48.4 million as of July 31, 2026.
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
For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended October 31, 2025. Our critical accounting policies and estimates have not changed materially during the nine months ended July 31, 2026.

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
Interest Rate Risk
Our debt bears interest at variable rates and accordingly is sensitive to changes in interest rates. During the third quarter of fiscal 2026, we entered into a pay-fixed, receive-floating interest rate swap agreement, based on one-month Term SOFR, to manage the variability in cash flows associated with interest payments on $175.0 million of our outstanding variable-rate borrowings. The interest rate swap effectively converts a portion of our variable-rate debt to a fixed-rate basis for the term of the agreement.
Based upon the balances of the variable rate debt at July 31, 2026, after giving effect to the interest rate swap agreement, a hypothetical 1.0% increase or decrease in interest rates could result in approximately $4.4 million of additional pretax charges or credit to our net income per year. This sensitivity pertains primarily to our revolving credit facility borrowings outstanding under the Credit Facility as of July 31, 2026.
Foreign Currency Rate Risk
Our international operations have exposure to foreign currency rate risks, due primarily to fluctuations in the Euro, the British Pound Sterling (“GBP”) and the Mexican Peso (“MXN”) exchange rates, to the U.S. Dollar (“USD”). From time to time, we enter into foreign exchange contracts associated with our operations to manage a portion of the foreign currency rate risk and the potential impact to ongoing cash flows. Hedge accounting is not applied to our foreign exchange contracts. As of July 31, 2026, we had no outstanding forward foreign exchange contracts to hedge our exposure to foreign currency fluctuations, as contracts entered into earlier in the fiscal year matured and settled during the period. During the nine months ended July 31, 2026, we used forward foreign exchange contracts to hedge our foreign currency exposures against the Mexican Peso (“MXN”) to the U.S. Dollar (“USD”). During the nine months ended July 31, 2025, we used forward foreign exchange contracts to hedge our foreign currency exposures against USD to the Great British Pound (“GBP”) and MXN to USD. Hedge accounting is not applied to our forward exchange contracts. We recognized a gain of zero and $0.3 million related to our forward foreign exchange contracts during the three and nine months ended July 31, 2026, respectively, and a loss of $0.5 million and gain of $0.3 million for the comparable prior year periods, respectively. The value of forward foreign exchange contracts fluctuates based on exchange rate fluctuations for currencies stated in the foreign exchange contracts.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (1934 Act) as of July 31, 2026.
As previously disclosed in our Annual Report on Form 10-K for the year ended October 31, 2025, we identified a material weakness in our internal controls over financial reporting in the design and operation of controls over the preparation and review of our Statement of Cash Flows as of October 31, 2024 which remained unremediated through the year ended October 31, 2025. During the nine months ended July 31, 2026, we implemented remediation efforts related to this material weakness and will continue to monitor the effectiveness of these procedures through testing of the related controls for an appropriate period of time. Until such time and as of July 31, 2026, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective.
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
Changes in Internal Control over Financial Reporting
During the nine months ended July 31, 2026, we implemented additional review procedures for the Statement of Cash Flow as part of our remediation efforts. We will continue to monitor the effectiveness of our efforts as part of our ongoing evaluation of internal control over financial reporting.
Other than the ongoing remediation efforts, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
In addition to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025 (Part I, Item 1A), additional risks and uncertainties are set forth below.
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
During the three months ended July 31, 2026, we repurchased common stock as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum US Dollars Remaining that May Yet Be Used to Purchase Shares Under the Plans or Programs (1)
May 2026	—	$—	—	$30,446,832
June 2026	—	$—	—	$30,446,832
July 2026	99,786	$17.10	99,786	$28,740,098
Total	99,786	$17.10	99,786
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

Item 5. Other Information
During the three months ended July 31, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 6. Exhibits
The exhibits required to be furnished pursuant to Item 6 are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANEX BUILDING PRODUCTS CORPORATION

Date:	September 4, 2026	/s/ Scott M. Zuehlke
Scott M. Zuehlke
Senior Vice President - Chief Financial Officer & Treasurer (Principal Financial Officer)

EXHIBIT INDEX
Exhibit Number	Description of Exhibits

2.1
Rule 2.7 Announcement dated as of April 22, 2024 as filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on April 22, 2024, and incorporated herein by reference.

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

4.1
Form of Registrant’s Common Stock certificate, filed as Exhibit 4.1 of Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q (Reg. No. 001-33913) as filed with the Securities and Exchange Commission on February 14, 2008, and incorporated herein by reference.

4.2
Second Amended and Restated Credit Agreement dated as of July 6, 2022, by and among the Company; the lenders party thereto; and Wells Fargo Bank, National Association, as Agent; filed as Exhibit 10.1 of the Registrant's Current Report on Form 8-K (Reg. No. 001-33913) as filed with the Securities and Exchange Commission on July 6, 2022, and incorporated herein by reference.

4.3
Amendment No. 1 to the Second Amended and Restated Credit Agreement among the Company (acting as borrower), the Company subsidiaries acting as guarantors thereto, Wells Fargo Bank, National Association as agent, swingline lender and issuing lender, and the other parties thereto, dated as of June 12, 2024, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Reg. No. 001-33913), as filed with the Securities and Exchange Commission on June 12, 2024, and incorporated herein by reference.

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